Form 10-Q
period 2007-06-30
Bank of New York Mellon CORP
filed 2007-08-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code—(212) 495-1784

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [✓] Accelerated filer [    ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007

Common Stock, $.01 par value	1,137,850,691

THE BANK OF NEW YORK MELLON CORPORATION

SECOND QUARTER 2007 FORM 10-Q

Page No.
Introduction	2

Consolidated Financial Highlights (unaudited)	3

Part I - Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.
Overview	5
Second quarter 2007 highlights	6
Fee and other revenue	7
Net interest revenue	10
Noninterest expense	11
Income taxes	12
Credit loss provision and net charge-offs	13
Business segments	13
Critical accounting policies	32
Consolidated balance sheet review	36
Liquidity and dividends	42
Capital	45
Trading activities	47
Asset/liability management	50
Statistical information	52
Supplemental information - Merger with Mellon	54
Supplemental information - Sale of Retail Business and purchase of Acquired Corporate Trust Business	66
The Bank of New York historical earnings per share and average shares outstanding	69
Government monetary policies and Competition	70
Website Information	70

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	71
Consolidated Balance Sheet (unaudited)	72
Consolidated Statement of Cash Flows (unaudited)	73
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	74

Notes to Consolidated Financial Statements	75

Item 4. Controls and Procedures.	91

Forward-looking Statements and Risk Factors	92

Part II - Other Information

Item 1. Legal and Regulatory Proceedings.	94

Item 1A. Risk Factors.	94

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	94

Item 4. Submission of Matters to a Vote of Security Holders	95

Item 6. Exhibits.	96

Signature	98

Index to Exhibits	99

Introduction

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York”) and Mellon Financial Corporation (“Mellon”) merged into The Bank of New York Mellon Corporation (“The Bank of New York Mellon” or “BNY Mellon”), with BNY Mellon being the surviving entity. The merger was accounted for as a purchase of Mellon for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company presented in this Form 10-Q are the historical financial statements of The Bank of New York. In this document, references to “our,” “we,” “us,” the “company,” the “Company,” the “Corporation” and similar terms for periods prior to July 1, 2007 refer to The Bank of New York, and references to “our,” “we,” “us,” the “company,” the “Company,” the “Corporation” and similar terms for periods on and after July 1, 2007 refer to BNY Mellon.

The combined company is a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset management and wealth management, asset servicing, issuer services, clearing and execution services and treasury services through a world wide client focused team. It has more than $20 trillion in assets under custody and administration and more than $1 trillion in assets under management, and it services $10 trillion in outstanding debt.

The combined company has annual revenues of more than $13 billion, with approximately 30% derived from asset servicing, 40% from issuer services, clearing and execution services and treasury services, and 30% from asset and wealth management. By the end of 2008, BNY Mellon is expected to generate over $1 billion of tangible capital per quarter. We will be well positioned to capitalize on global growth trends, including the evolution of emerging markets, the increasing need for more complex financial products and services, and the increasingly global need for people to save and invest for retirement. Almost a third of our combined revenue is derived internationally.

Financial results for Mellon are included in the “Merger with Mellon” section of this report. See pages 54 to 65. In addition, The Bank of New York Mellon Corporation will file a Form 8-K/A, which will include Mellon’s financial statements and notes for the six month periods ended June 30, 2007 and 2006, and a pro forma combined balance sheet for The Bank of New York Mellon as of June 30, 2007 and pro forma combined income statements for The Bank of New York Mellon for the six months ended June 30, 2007 and for the full year 2006. The combined financial statements for The Bank of New York Mellon will include the pro forma impact of purchase accounting adjustments resulting from the merger.

The merger transaction resulted in The Bank of New York shareholders receiving .9434 shares of The Bank of New York Mellon common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. All earnings per share and common share outstanding amounts, in this Form 10-Q, have been restated to reflect this exchange ratio. See page 69 for additional information.

2     The Bank of New York Mellon Corporation

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

The Bank of New York Mellon Corporation

(dollar amounts in millions, except per share amounts and unless otherwise noted)	Quarter ended			Six months ended
	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Reported results
Net income	$445	$434	$448	$879	$870
Basic EPS (a)	0.63	0.61	0.63	1.24	1.21
Diluted EPS (a)	0.62	0.60	0.62	1.22	1.20
Continuing operations

Fee and other revenue	$1,580	$1,475	$1,370	$3,055	$2,635
Net interest revenue	452	427	358	879	697
Total revenue	$2,032	$1,902	$1,728	$3,934	$3,332

EPS from continuing operations (a):
Basic	$0.63	$0.62	$0.55	$1.25	$1.05
Diluted	0.62	0.61	0.54	1.23	1.03
Diluted excluding merger and integration costs (b)	0.66	0.62	0.54	1.28	1.03

Return on average tangible common equity	37.27%	39.20%	30.76%	38.20%	29.35%
Return on average tangible common equity excluding merger and integration costs (b)	39.81	40.09	30.76	39.95	29.35
Return on average common equity	15.54	15.70	15.85	15.62	15.30
Return on average common equity excluding merger and integration costs (b)	16.65	16.06	15.85	16.36	15.30

Fee and other revenue as a percentage of total revenue (FTE)	78%	77%	79%	78%	79%
Annualized fee and other revenue per employee (in thousands) (based on average headcount)	$274	$259	$275	$267	$266

Non-U.S.:
Percent of revenue (FTE)	32%	30%	30%	31%	32%
Percent of pre-tax income (FTE) excluding merger and integrations costs (b)	30	24	32	27	25

Pre-tax operating margin (FTE)	32%	34%	34%	33%	34%
Pre-tax operating margin (FTE) excluding merger and integration costs (b)	36%	36%	35%	36%	34%
Net interest margin (FTE)	2.01%	2.18%	1.95%	2.10%	1.95%
Net interest revenue (FTE)	$454	$429	$365	$883	$711
Net income – from continuing operations	448	437	391	885	751

Assets under custody and administration (in trillions)	$14.9	$13.8	$12.0	$14.9	$12.0
Equity securities	32%	32%	32%	32%	32%
Fixed income securities	68	68	68	68	68
Cross-border assets (in trillions)	$6.2	$5.0	$4.1	$6.2	$4.1

Assets under management (in billions):
Equity securities	$43	$41	$36	$43	$36
Fixed income securities	22	22	21	22	21
Alternative investments	36	33	28	36	28
Liquid assets	41	34	31	41	31
Foreign exchange overlay	11	12	11	11	11
Total assets under management	$153	$142	$127	$153	$127

Securities lending cash collateral assets (in billions)	$365	$375	$356	$365	$356

Average common shares and equivalents outstanding (in thousands) (a)
Basic	709,783	708,245	713,451	709,019	717,014
Diluted	722,661	719,893	721,430	721,285	725,613

The Bank of New York Mellon Corporation    3

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited) (continued)

The Bank of New York Mellon Corporation

(dollar amounts in millions, except per share amounts and unless otherwise noted)	Quarter ended			Six months ended
	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Capital ratios
Tier I capital ratio (e)	8.09%	8.43%	7.96%	8.09%	7.96%
Total (Tier I plus Tier II capital ratio) (e)	12.07	12.81	12.06	12.07	12.06
Adjusted tangible shareholders’ equity to assets ratio (d)(e)	4.53	5.47	5.19	4.53	5.19

Return on average assets	1.57%	1.73%	1.54%	1.65%	1.52%
Return on average assets excluding merger and integration costs (b)	1.68	1.78	1.54	1.73	1.52
Return on average tangible assets	1.74	1.93	1.66	1.83	1.63
Return on average tangible assets excluding merger and integration costs (b)	1.86	1.98	1.66	1.91	1.63

Selected average balances
Interest-earning assets	$90,557	$79,075	$75,380	$84,847	$73,219
Total assets	114,278	101,975	96,395	108,217	94,124
Interest-bearing deposits	53,610	43,862	43,015	48,763	42,144
Noninterest-bearing deposits	15,334	14,903	10,869	15,120	10,496
Shareholders’ equity	11,566	11,277	9,882	11,422	9,885

Credit loss provision and net charge-offs
Total provisions	$(15)	$(15)	$(1)	$(30)	$(1)
Total net recoveries	5	3	7	8	10

Loans
Allowance for loan losses as a percent of total loans	0.73%	0.76%	0.95%	0.73%	0.95%
Allowance for loan losses as a percent of non-margin loans	0.85	0.87	1.10	0.85	1.10
Total allowance for credit losses as a percent of total loans	1.08	1.11	1.35	1.08	1.35
Total allowance for credit losses as a percent of non-margin loans	1.25	1.28	1.57	1.25	1.57

Nonperforming assets
Total nonperforming assets	$27	$29	$32	$27	$32
Nonperforming assets ratio	0.1%	0.1%	0.1%	0.1%	0.1%

Other
Employees	23,200	23,100	20,000	23,200	20,000
Book value per common share (a)	$16.50	$16.11	$13.97	$16.50	$13.97
Period-end shares outstanding (in thousands) (a)	717,000	715,403	719,607	717,000	719,607

Dividends per share (a)	$0.23	$0.23	$0.22	$0.47	$0.45
Dividend yield	2.12%	2.17%	2.61%	2.12%	2.61%
Closing common stock price per share (a)	$43.93	$42.98	$34.13	$43.93	$34.13
Market capitalization (in billions)	31.5	30.8	24.6	31.5	24.6
(a)	Earnings per share and all other share-related data has been recalculated in post-merger share terms. See page 69 for additional information.
(b)	Calculated excluding pre-tax charges associated with merger and integration expenses ($47 million in the second quarter of 2007 and $15 million in the first quarter of 2007). The pre-tax operating margin for all periods presented also excludes intangible amortization.
(c)	Amounts have been reclassified. See discussion on page 20.
(d)	Includes deferred tax liabilities of $149 million for the second quarter of 2007, $154 million for the first quarter of 2007, $20 million for the second quarter of 2006, $149 million for the first six months of 2007 and $20 million for the first six months of 2006 related to non-tax deductible identifiable intangible assets.
(e)	Includes discontinued operations.

4     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.

BNY Mellon’s actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward-Looking Statements and Risk Factors.” When used in this report words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “rapidly evolving financial markets,” “synergies,” “opportunities,” “well-positioned,” “trends,” “pro forma” and words of similar meaning, signify forward-looking statements in addition to statements specifically identified as forward-looking statements. In addition, certain business terms used in this document are defined in The Bank of New York’s 2006 Annual Report on Form 10-K.

Overview

Our businesses

The Bank of New York Mellon Corporation (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to move and manage their financial assets in more than 100 markets worldwide. We have a long tradition of collaborating with clients to deliver innovative solutions through our core competencies: securities servicing, asset management, wealth management, and treasury management. Our extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments and foundations. Our principal subsidiary, The Bank of New York (the “Bank”), founded in 1784, is the oldest bank in the United States and has consistently played a prominent role in the evolution of financial markets worldwide.

Our strategy over the past decade has been to focus on highly scalable, fee-based securities servicing and fiduciary businesses, and we have achieved top three market share in most of our major product lines. We distinguish ourselves competitively by offering one of the industry’s broadest array of products and services around the investment lifecycle. These include:

•	advisory and asset management services to support the investment decision;

•	custody, securities lending, accounting, and administrative services for investment portfolios;

•	sophisticated risk and performance measurement tools for analyzing portfolios;

•	clearance and settlement capabilities and trade and foreign exchange execution; and

•	services for issuers of both equity and debt securities.

By providing integrated solutions for clients’ needs, we strive to be the preferred partner in helping our clients succeed in the world’s rapidly evolving financial markets.

Our long-term financial objectives include:

•	sustaining top-line growth by expanding client relationships and winning new ones; and

•	achieving positive operating leverage over an economic cycle.

To achieve our long-term objectives, we have grown both through internal reinvestment as well as execution of strategic acquisitions to expand product offerings and increase market share in our scale businesses. Internal reinvestment occurs through increased technology spending, staffing levels, marketing/branding initiatives, quality programs, and product development. We consistently invest in technology to improve the breadth and quality of our product offerings, and to increase economies of scale. Our acquisitions over the past ten years have been almost exclusively in our securities servicing and asset management areas.

We have taken recent strategic actions that have significantly transformed us.

•	In July 2007 we:

•	Completed the merger of The Bank of New York and Mellon, a global leader in asset management and securities servicing.

•	Announced an agreement to buy out the remaining 50% interest in the ABN AMRO Mellon joint venture. This

The Bank of New York Mellon Corporation    5

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

transaction is expected to close in late third quarter or early fourth quarter of 2007.

•	In 2006 we:

•	Sold our retail and regional middle market banking businesses (“Retail Business”)

•	Purchased the corporate trust business (the “Acquired Corporate Trust Business”) of JPMorgan Chase & Co. (“JPMorgan Chase”)

•	Formed a joint venture known as BNY ConvergEx Group, LLC, a trade execution and investment technology firm (“BNY ConvergEx”)

As part of the transformation to a leading securities servicing provider, we have also de-emphasized or exited several of our slower growth traditional banking businesses over the past decade. Our more significant actions include selling our credit card business in 1997 and our factoring business in 1999, significantly reducing non-financial corporate credit exposures, and most recently, the sale of our Retail Business. To the extent these actions generated capital, the capital has been reallocated to our higher-growth businesses or used to repurchase shares.

Our business model is well positioned to benefit from a number of long-term secular trends. These include:

•	growth of worldwide financial assets,

•	globalization of investment activity,

•	structural market changes, and

•	increased outsourcing.

These trends benefit us by driving higher levels of financial asset trading volume and other transactional activity, as well as higher asset price levels and growth in client assets, all factors by which we price our services. In addition, international markets offer excellent growth opportunities.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 5 of Notes to Consolidated Financial Statements.

Second quarter 2007 highlights

We reported second quarter net income of $445 million and diluted earnings per share of 62 cents, and income from continuing operations of $448 million and diluted earnings per share of 62 cents. This compares to net income of $448 million, or 62 cents of diluted earnings per share, and income from continuing operations of $391 million, or 54 cents of diluted earnings per share, in the second quarter of 2006. The second quarter of 2007 included merger and integration expenses ($47 million) that amounted to approximately four cents per share. Excluding this amount, diluted earnings per share from continuing operations in the second quarter of 2007 was 66 cents per share.

Year-to-date net income was $879 million, or $1.22 of diluted earnings per share, compared to $870 million, or $1.20 of diluted earnings per share for the same period in 2006. Year-to-date income from continuing operations was $885 million, or $1.23 of diluted earnings per share compared with $751 million, or $1.03 of diluted earnings per share in 2006.

Performance highlights for the quarter include:

•	Asset servicing revenue grew 17% over the second quarter of 2006, a record quarterly level reflecting increased transaction volumes and organic growth across all business products;

•	Issuer services results were strong on a sequential quarter basis reflecting seasonal factors;

•	Asset and wealth management fees were up 25% over the second quarter of 2006 reflecting organic growth;

•	Performance fees were up driven by Ivy Asset Management (“Ivy”) and Alcentra;

•	Good expense discipline drove positive operating leverage (excluding merger and integration expense); and

•	Asset quality remained excellent.

6     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

In the second quarter of 2007, we continued our strong momentum in asset management and securities servicing. The results in these businesses demonstrate our success in maintaining focus on our clients while successfully closing the merger with Mellon. We are now executing the disciplined, thoughtful integration plan that will support our goals for new business development and merger synergies.

Fee and other revenue

Fee and other revenue (in millions unless otherwise noted)	2Q07	1Q07	2Q06	2Q07 vs. 1Q07	2Q07 vs. 2Q06	Year-to-date		YTD07 vs. YTD06
						2007	2006
Securities servicing fees:
Asset servicing	$427	$393	$365	9%	17%	$820	$700	17%
Issuer services	367	319	207	15	77	686	361	90
Clearing and execution services	291	282	337	3	(14)	573	679	(16)
Total securities servicing fees	1,085	994	909	9	19	2,079	1,740	19
Asset and wealth management fees	168	151	134	11	25	319	260	23
Performance fees	21	14	7	50	200	35	14	150
Foreign exchange and other trading activities	117	127	128	(8)	(9)	244	239	2
Financing-related fees	61	52	64	17	(5)	113	127	(11)
Treasury services	55	50	52	10	6	105	103	2
Distribution and servicing	2	2	1	—	100	4	2	100
Investment income	39	36	38	8	3	75	74	1
Securities gains (losses)	(2)	2	3	N/M	N/M	—	(1)	N/M
Other (a)	34	47	34	(28)	—	81	77	5
Total fee and other revenue	$1,580	$1,475	$1,370	7%	15%	$3,055	$2,635	16%
Fee and other revenue as a percentage of total revenue (FTE)	78%	77%	79%	1%	(1)%	78%	79%	(1)%
Market value of assets under management at period-end (in billions)	$153	$142	$127	8%	20%	$153	$127	20%
Market value of assets under custody or administration at period-end (in trillions)	$14.9	$13.8	$12.0	8%	24%	$14.9	$12.0	24%
(a)	Includes net economic value payments of $13 million and $25 million for the second and first quarters of 2007 and $38 million for the six months ended June 30, 2007.

N/M - Not meaningful.

Fee and other revenue

The results of many of our businesses are influenced by client activities that vary by quarter. For instance, we experience seasonal increases in securities lending and depositary receipts reflecting European dividend distribution during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year. Also, consistent with an overall decline in securities industry activity in the summer, we typically experience a seasonal decline in the third quarter.

The increase in fee and other revenue versus the year-ago quarter primarily reflects growth in securities servicing, asset and wealth management

The Bank of New York Mellon Corporation    7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

and performance fees. The first and second quarters of 2007 reflect our new business mix including higher revenue from the Acquired Corporate Trust Business partially offset by the BNY ConvergEx transaction. The sequential-quarter increase in fee and other revenue primarily reflects growth in securities servicing fees, asset and wealth management fees, performance fees and financing-related fees.

Securities servicing fees

Securities servicing fees increased over the second quarter of 2006 reflecting strong growth in asset servicing and issuer services, partially offset by a decrease in clearing and execution services fees. Securities servicing fees were up sequentially reflecting growth in issuer services, asset servicing and clearing and execution services. See “Institutional Services Segment” in “Business Segments” for additional details.

Asset and wealth management fees

Asset and wealth management fees increased from the second quarter of 2006 primarily due to strong performance in alternative investments, the introduction of a new fund at Urdang, as well as solid performance at Alcentra driven by new product introductions. Total assets under management for asset and wealth management were $153 billion at June 30, 2007, up from $127 billion at June 30, 2006 and $142 billion at March 31, 2007.

Performance fees

Performance fees were up from a year-ago quarter and sequential quarter reflecting organic growth and strong results at our alternative asset management subsidiaries, Ivy, Alcentra and Urdang.

Foreign exchange and other trading activities

Foreign exchange and other trading activities declined by $11 million, or 9%, to $117 million, and decreased 8% (unannualized) compared with the first quarter of 2007. The decline compared to both the second quarter of 2006 and first quarter of 2007 was due to lower other trading revenue reflecting the recognition of hedging costs associated with synthetic fuel tax credit investments and losses on swaps that no longer qualify as hedges. Foreign exchange results were down from the second quarter of 2006 reflecting lower market volatility. Foreign exchange revenue increased on a sequential quarter basis consistent with higher market volatility and volumes.

Financing-related fees

Financing-related fees decreased from a year-ago quarter reflecting a lower level of credit-related activities consistent with our strategic direction. Finance-related fees include capital markets and investment banking fees, loan commitment fees and credit-related trade fees. On a sequential quarter basis, financing-related fees increased reflecting higher underwriting fees.

Treasury services

Treasury services fees increased from the first quarter of 2007 and second quarter of 2006 reflecting higher client volume and net new business in the global payment business. Treasury services includes fees related to funds transfer, cash management, and liquidity management.

Investment income

Investment income in the quarter reflected continued strong returns on investments in the sponsor fund portfolio. Venture capital income was $18 million in the second quarter of 2007, up from $17 million in the first quarter of 2007 and down from $23 million in the second quarter of 2006. On a year-to-date basis, venture capital income was $36 million, down from $46 million a year ago. Investment income includes the gains and losses on private equity investments, income from insurance contracts, and lease residual gains and losses.

Securities gains (losses)

The $2 million securities loss for the quarter reflects a loss on the call of $117 million of Philippine Bonds.

8     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Other revenue

Other revenue is comprised of asset-related gains, equity investment income, net economic value payments, and other transactions. Asset-related gains include loan and real estate dispositions. Equity investment income primarily reflects our proportionate share of the income from our investment in Wing Hang Bank Limited. Other transactions primarily includes low income housing, other investments and various miscellaneous revenues. The breakdown among these four categories is shown in the following table:

Other revenue	Quarter ended			Six months ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Asset-related gains	$5	$4	$18	$9	$52
Equity investment income	12	13	14	25	25
Net economic value payments	13	25	—	38	—
Other	4	5	2	9	—
Other revenue	$34	$47	$34	$81	$77

Other revenue decreased sequentially reflecting lower net economic value payments. The second quarter and first quarter of 2007 included $13 million and $25 million, respectively, of net economic value payments primarily for European, Middle Eastern and Asian Corporate Trust deposits that did not transfer to our balance sheet until May 21, 2007.

Year-to-date 2007 compared with year-to-date 2006

Fee and other revenue for the first six months of 2007 increased $420 million, or 16%, compared with the first six months of 2006. This increase primarily reflects the Acquired Corporate Trust Business, higher asset servicing revenue driven by custody, fund services, and broker dealer services, as well as higher wealth management fees reflecting organic growth, partially offset by the BNY ConvergEx transaction.

The Bank of New York Mellon Corporation    9

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Net interest revenue

Net interest revenue (dollar amounts in millions)				2Q07		2Q07		Year-to-date		YTD07
	2Q07	1Q07	2Q06	vs. 1Q07		vs. 2Q06		2007	2006	vs. YTD06
Net interest revenue	$452	$427	$358	6%		26%		$879	$697	26%
Tax equivalent adjustment (a)	2	2	7	N/M		N/M		4	14	N/M
Net interest revenue (FTE)	$454	$429	$365	6%		24%		$883	$711	24%

Net interest margin	2.01%	2.18%	1.95%	(17	)bp	6	bp	2.10%	1.95%	15	bp
(a)	Selected items included in net interest revenue have been adjusted to a fully tax equivalent (“FTE”) basis. To calculate the tax equivalent revenues and profit or loss, we adjust tax-exempt revenues and the income or loss from such tax-exempt revenues to show these items as if they were taxable, applying an assumed tax rate of 35%. We believe that this presentation provides comparability of net interest revenue arising from both taxable and tax-exempt sources and is consistent with industry standards.

N/M - Not meaningful.

bp - basis points.

Net interest revenue on an FTE basis totaled $454 million in the second quarter of 2007, an increase of $89 million from the second quarter of 2006 and $25 million from the first quarter of 2007. Net interest margin was 2.01% in the second quarter of 2007, compared with 1.95% in the second quarter of 2006 and 2.18% in the first quarter of 2007.

The majority of the increase in net interest revenue from both prior periods reflects new business and higher client volumes. In addition, net interest revenue, in the second quarter of 2007, benefited by approximately $11 million from the May 21, 2007 conversion of the European operations of the Acquired Corporate Trust Business, which added approximately $10 billion in non-U.S. deposits. We received net economic value payments on these deposits, which are recorded in Other Revenue, of $13 million for the second quarter of 2007 and $25 million for the first quarter of 2007. On a pro forma basis, including these deposits for the full quarter and the associated net economic value payments, the net interest margin would have been approximately 1.95%.

For the six months ended June 30, 2007, net interest revenue on an FTE basis was $883 million compared with $711 million in 2006, while the net interest margin was 2.10% in the first half of 2007 and 1.95% in the first half of 2006. The increase in the first six months of 2007 compared with the first six months of 2006 resulted from the factors mentioned above, as well as higher deposit balances associated with the Acquired Corporate Trust Business.

10     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Noninterest expense

Noninterest expense				2Q07 vs.	2Q07 vs.			YTD07 vs.
						Year-to-date
(in millions)	2Q07	1Q07	2Q06	1Q07	2Q06	2007	2006	YTD06
Staff:
Compensation	$472	$459	$394	3%	20%	$931	$779	20%
Incentives	171	147	162	16	6	318	281	13
Employee benefits	109	114	100	(4)	9	223	200	12
Total staff	752	720	656	4	15	1,472	1,260	17
Professional, legal and other purchased services	132	130	85	2	55	262	167	57
Distribution and servicing	4	4	4	—	—	8	8	—
Net occupancy	81	79	68	3	19	160	136	18
Furniture and equipment	54	50	48	8	13	104	99	5
Software	57	54	53	6	8	111	108	3
Business development	37	30	28	23	32	67	51	31
Sub-custodian expenses	42	34	36	24	17	76	70	9
Clearing and execution	44	37	59	19	(25)	81	109	(26)
Communications	23	19	22	21	5	42	48	(13)
Other	87	72	64	21	36	159	123	29
Subtotal	1,313	1,229	1,123	7	17	2,542	2,179	17
Amortization of intangible assets	29	28	15	4	93	57	28	N/M
Merger and integration expense:
The Bank of New York Mellon	35	4	—	N/M	N/M	39	—	N/M
Acquired Corporate Trust Business	12	11	—	N/M	N/M	23	—	N/M
Total noninterest expense	$1,389	$1,272	$1,138	9%	22%	$2,661	$2,207	21%
Total staff expense as a percentage of total revenue (FTE)	37%	38%	38%			37%	38%
Employees at period-end	23,200	23,100	20,000	—%	16%	23,200	20,000	16%

N/M - Not meaningful.

Noninterest expense was up compared with the second quarter of 2006 and first quarter of 2007. The purchase of the Acquired Corporate Trust Business and the remaining 50% of the AIB/BNY Securities Servicing (Ireland) Ltd. (“AIB/BNY”) joint venture, along with the disposition of certain execution businesses in the BNY ConvergEx transaction, significantly impacted comparisons of the second quarter of 2007 to the second quarter of 2006. The net impact of these transactions was to increase staff expense, net occupancy, business development, professional, legal and other purchased services, amortization of intangibles, and other expense. The BNY ConvergEx transaction also resulted in lower clearing expenses. The sequential-quarter increase reflects higher salaries, incentive compensation, as well as merger and integration expenses related to the merger transaction with Mellon.

Staff expense

Given the company’s mix of fee-based businesses, which are staffed primarily with high quality professionals, staff expense comprised approximately 54% of total noninterest expense in the second quarter of 2007.

Staff expense is comprised of:

•	compensation expense, which includes;

•	base salary expense, primarily driven by headcount;

•	the cost of temporary help and overtime; and

•	severance expense;

The Bank of New York Mellon Corporation    11

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•	incentive expense, which includes:

•

additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, business unit and corporate performance versus goals; and

•	stock option expense; and

•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

The increase in staff expense reflects a net increase in headcount associated with the Acquired Corporate Trust Business and the consolidation of AIB/BNY, partially offset by the BNY ConvergEx transaction.

Non-staff expense

Non-staff expenses include certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs, and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expenses increased $155 million, or 32%, compared with the second quarter of 2006 reflecting:

•	Higher professional, legal and other purchased services expenses resulting from higher legal expense and consulting fees.

•	An increase in net occupancy primarily resulting from the conversion of AIB/BNY to a wholly-owned subsidiary.

•

Transition services expense and other costs related to the Acquired Corporate Trust Business of $11 million in the current quarter and $21 million in the first quarter of 2007, recorded in other expense.

•

Merger and integration expense in the second quarter of 2007 included $12 million related to the Acquired Corporate Trust Business and $35 million related to the merger with Mellon. The merger and integration expenses associated with the Mellon merger include amounts for personnel-related ($17 million), integration/conversion ($15 million), and one-time costs ($3 million).

Year-to-date 2007 compared with year-to-date 2006

Noninterest expense in the first six months of 2007 increased $454 million, or 21%, compared with the first six months of 2006. The increase primarily reflects the same factors impacting the quarterly results.

Income taxes

The effective tax rate for the second quarter of 2007 was 31.9%, compared to 33.8% in the second quarter of 2006 and 32.2% in the first quarter of 2007. The lower effective rate in the second quarter of 2007 compared to the prior year was attributable to higher foreign tax credit benefits in the second quarter of 2007. On a year-to-date basis, the effective tax rate was 32.1% compared with 33.3% in the first six months of 2006.

The projected effective tax rate for the second half of 2007 ranges between 33.8% and 34.2%. The increase in the effective tax rate is primarily attributable to the adverse effect of the merger in 2007 on New York state and local income taxes.

Our effective tax rate benefits by the amount of synthetic fuel tax credits (Section 29 of the Internal Revenue Code) we will receive. These credits relate to investments that produce alternative fuel from coal byproducts and are impacted by the price of oil.

To manage our exposure in 2007 to the risk of an increase in oil prices that could reduce synthetic fuel tax credits, we entered into an option contract covering a specified number of barrels of oil that settles at the end of 2007. The option contract economically hedges a portion of our projected 2007 synthetic fuel tax credit benefit. The contract does not qualify for hedge accounting and, as a result, changes in the fair value of the option are recorded in trading income.

12     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

At June 30, 2007, we assumed a $70 average price per barrel after June 30, 2007 to estimate the remainder of 2007 benefit from synthetic fuel credits. We believe our assumption for the second half of 2007 is reasonable given the historic seasonal patterns for oil prices. To the extent the average oil price differs from this assumption, we do not expect a material effect on earnings in the third and fourth quarters of 2007.

Credit loss provision and net charge-offs

	Quarter ended			Six months ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Provision	$(15)	$(15)	$(1)	$(30)	$(1)

Net (charge-offs)/recoveries:
Commercial	$5	$3	$2	$8	$3
Foreign	—	—	4	—	6
Other	—	—	1	—	1
Total net (charge-offs)/recoveries	$5	$3	$7	$8	$10

The provision for credit losses for the second quarter of 2007 was a credit of $15 million, compared with a credit of $1 million in the second quarter of 2006 and a credit of $15 million in the first quarter of 2007, reflecting the favorable disposition of an aircraft lease and continuing excellent credit quality. We recorded a net recovery of $5 million in the second quarter of 2007, compared with a net recovery of $7 million in the second quarter of 2006 and a net recovery of $3 million in the first quarter of 2007. The second quarter and first quarter of 2007 include $5 million and $7 million, respectively, of recoveries related to leased aircraft that were sold. For the six months ended June 30, 2007, the provision for credit losses was a credit of $30 million compared with a credit of $1 million in the first half of 2006. We recorded a net recovery of $8 million for the six months ended June 30, 2007 compared with a net recovery of $10 million in the first six months of 2006.

Business segments

We have an internal information system that produces performance data for our three business segments along product and service lines.

Business Segments Accounting Principles

Our segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance. Segment results are subject to restatement whenever improvements are made in the measurement principles or when organizational changes are made. Net interest revenue differs from the amounts shown in the Consolidated Income Statement because amounts presented in the Business Segments are on a fully taxable equivalent basis (FTE).

The Bank of New York Mellon Corporation    13

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We continuously update segment information for changes that occur in the management of our businesses. In the first and second quarters of 2007, in connection with the merger with Mellon, business segment reporting was realigned to reflect the planned new business structure of the combined company. In addition, several allocation methodologies were also revised to achieve greater harmonization with Mellon’s methodologies. All prior periods have been restated to reflect these revisions. It is anticipated that remaining allocation methodologies will be harmonized during the third quarter of 2007.

We now provide segment data for three segments with the Asset and Wealth Management Segment and Institutional Services Segment being further divided into sector groupings. These segments are shown below:

•	Asset and Wealth Management Segment

•	Asset Management sector

•	Wealth Management sector

•	Institutional Services Segment

•	Asset Servicing sector

•	Clearing and Execution Services sector

•	Issuer Services sector

•	Treasury Services sector

•	Other Segment

On Oct. 1, 2006, we sold substantially all of the assets of our Retail Business.

Specific segment accounting principles employed include:

•	Revenue amounts reflect fee revenue generated by each segment.

•

Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to the Asset Servicing sector within the Institutional Services Segment (which includes our custody operations).

•

Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Previously, segments with a net liability position would have also been allocated assets from the securities portfolio.

•

Net interest revenue is allocated to segments based on the yields on the assets and liabilities generated by each segment. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each segment based on their interest sensitivity and maturity characteristics.

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on a tax equivalent basis.

•

The provision for credit losses is allocated to segments based on changes in each segment’s credit risk during the period. Previously, the provision for credit losses was based on management’s judgment as to average credit losses that would have been incurred in the operations of the segment over a credit cycle of a period of years.

•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.

•	Goodwill and intangibles are reflected within individual business segments.

•	The business segment information is reported on a continuing operations basis for all periods presented.

•	The operations of the Acquired Corporate Trust Business are included only from Oct. 1, 2006, the date on which it was acquired.

14     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Market indexes						2Q07 vs.			YTD07 vs. YTD06
							Year-to-date
	2Q06	3Q06	4Q06	1Q07	2Q07	1Q07	2007	2006
S&P 500 Index (a)	1,270	1,336	1,418	1,421	1,503	6%	1,503	1,270	18%
NASDAQ Composite Index (a)	2,172	2,258	2,415	2,422	2,603	7	2,603	2,172	20
Lehman Brothers Aggregate Bondsm Index (a)	213.2	220.0	226.6	230.8	227.9	(1)	227.9	213.2	7
MSCI EAFE® Index (a)	1,822.9	1,885.3	2,074.5	2,147.5	2,262.2	5	2,262.2	1,822.9	24
NYSE Volume (in billions)	121.6	108.8	114.4	123.8	127.7	3	251.5	235.3	7
NASDAQ Volume (in billions)	134.2	114.6	121.5	131.4	134.0	2	265.4	265.0	—
(a)	Period end.

The results of many of our sectors are influenced by client activities that vary by quarter. For instance, we experience seasonal increases in securities lending and depositary receipts reflecting the European dividend distribution season during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year. Also, consistent with an overall decline in securities industry activity in the summer, we typically experience a seasonal decline in the third quarter.

The second quarter of 2007 was impacted by a seasonal pick up in corporate actions that increased revenue related to depositary receipts and securities lending. Non-program equity trading volumes were down 6% sequentially and up 5% year-over-year. In addition, average daily U.S. fixed-income trading volume was up 3% sequentially and 10% year-over-year. Total debt issuance decreased 5% sequentially and increased 15% year-over-year. The issuance of global collateralized debt obligations was up 13% versus the second quarter of 2006.

As of June 30, 2007, assets under custody and administration rose to $14.9 trillion, from $12.0 trillion at June 30, 2006 and $13.8 trillion at March 31, 2007. The increase in assets under custody and administration from June 30, 2006 primarily reflects rising asset prices, growth in the custody business and the impact of the Acquired Corporate Trust Business. Equity securities comprised 32% of the assets under custody and administration at June 30, 2007, and fixed-income securities were 68%, both unchanged from June 30, 2006. Assets under custody and administration at June 30, 2007 consisted of assets related to the custody, mutual funds, and corporate trust businesses of $10.7 trillion, broker-dealer services assets of $2.4 trillion, and all other assets of $1.8 trillion.

The consolidating schedules on the following page show the contribution of the company’s sectors to its overall profitability.

The Bank of New York Mellon Corporation    15

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$122	$52	$174	$520	$390	$320	$145	$1,375	$31	$1,580
Net interest revenue	4	15	19	155	128	63	93	439	(4)	454
Total revenue	126	67	193	675	518	383	238	1,814	27	2,034
Provision for credit losses	—	—	—	—	—	—	(7)	(7)	(8)	(15)
Noninterest expense	72	56	128	473	253	299	129	1,154	107	1,389
Income before taxes	$54	$11	$65	$202	$265	$84	$116	$667	$(72)	$660
Pre-tax operating margin (a)	43%	16%	34%	30%	51%	22%	49%	37%	N/M	32%
Average assets	$1,387	$1,487	$2,874	$12,146	$5,104	$16,267	$16,966	$50,483	$60,921	$114,278 (b)
Excluding intangible amortization:
Noninterest expense	$68	$56	$124	$471	$236	$293	$129	$1,129	$107	$1,360
Income before taxes	58	11	69	204	282	90	116	692	(72)	689
Pre-tax operating margin (a)	46%	16%	36%	30%	54%	23%	49%	38%	N/M	34%

For the quarter ended March 31, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$101	$51	$152	$476	$356	$308	$132	$1,272	$51	$1,475
Net interest revenue	6	16	22	132	110	61	97	400	7	429
Total revenue	107	67	174	608	466	369	229	1,672	58	1,904
Provision for credit losses	—	—	—	—	—	—	(3)	(3)	(12)	(15)
Noninterest expense	67	55	122	442	251	276	130	1,099	51	1,272
Income before taxes	$40	$12	$52	$166	$215	$93	$102	$576	$19	$647
Pre-tax operating margin (a)	37%	18%	30%	27%	46%	25%	45%	34%	N/M	34%
Average assets	$1,387	$1,448	$2,835	$10,610	$4,235	$16,363	$17,003	$48,211	$50,929	$101,975 (b)
Excluding intangible amortization:
Noninterest expense	$63	$55	$118	$441	$234	$270	$130	$1,075	$51	$1,244
Income before taxes	44	12	56	167	232	99	102	600	19	675
Pre-tax operating margin (a)	41%	18%	32%	27%	50%	27%	45%	36%	N/M	35%

16     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended Dec. 31, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$109	$49	$158	$424	$371	$296	$132	$1,223	$60	$1,441
Net interest revenue	7	15	22	136	107	63	101	407	23	452
Total revenue	116	64	180	560	478	359	233	1,630	83	1,893
Provision for credit losses	—	—	—	—	(1)	2	(7)	(6)	(9)	(15)
Noninterest expense	74	53	127	422	246	262	129	1,059	99	1,285
Income before taxes	$42	$11	$53	$138	$233	$95	$111	$577	$(7)	$623
Pre-tax operating margin (a)	36%	17%	29%	25%	49%	26%	48%	35%	N/M	33%
Average assets	$1,226	$1,481	$2,707	$9,453	$3,988	$14,825	$16,615	$44,881	$54,499	$102,087 (b)
Excluding intangible amortization:
Noninterest expense	$70	$53	$123	$414	$230	$256	$129	$1,029	$99	$1,251
Income before taxes	46	11	57	146	249	101	111	607	(7)	657
Pre-tax operating margin (a)	40%	17%	32%	26%	52%	28%	48%	37%	N/M	35%

For the quarter ended Sept. 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$84	$47	$131	$427	$205	$328	$141	$1,101	$31	$1,263
Net interest revenue	3	16	19	119	49	60	98	326	13	358
Total revenue	87	63	150	546	254	388	239	1,427	44	1,621
Provision for credit losses	—	—	—	—	1	—	(3)	(2)	(2)	(4)
Noninterest expense	58	52	110	411	127	309	126	973	113	1,196
Income before taxes	$29	$11	$40	$135	$126	$79	$116	$456	$(67)	$429
Pre-tax operating margin (a)	33%	17%	27%	25%	50%	20%	49%	32%	N/M	26%
Average assets	$1,082	$1,503	$2,585	$8,641	$1,359	$16,363	$16,680	$43,043	$49,951	$95,579 (b)
Excluding intangible amortization:
Noninterest expense	$54	$52	$106	$410	$126	$301	$126	$963	$113	$1,182
Income before taxes	33	11	44	136	127	87	116	466	(67)	443
Pre-tax operating margin (a)	38%	17%	29%	25%	50%	22%	49%	33%	N/M	27%

The Bank of New York Mellon Corporation    17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended June 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$85	$51	$136	$474	$220	$352	$156	$1,202	$32	$1,370
Net interest revenue	3	13	16	114	54	56	97	321	28	365
Total revenue	88	64	152	588	274	408	253	1,523	60	1,735
Provision for credit losses	—	(2)	(2)	—	—	(4)	7	3	(2)	(1)
Noninterest expense	55	52	107	410	128	312	131	981	50	1,138
Income before taxes	$33	$14	$47	$178	$146	$100	$115	$539	$12	$598
Pre-tax operating margin (a)	38%	22%	31%	30%	53%	25%	45%	35%	N/M	34%
Average assets	$1,055	$1,446	$2,501	$8,873	$1,316	$17,175	$16,280	$43,644	$50,250	$96,395 (b)
Excluding intangible amortization:
Noninterest expense	$51	$52	$103	$408	$127	$304	$131	$970	$50	$1,123
Income before taxes	37	14	51	180	147	108	115	550	12	613
Pre-tax operating margin (a)	42%	22%	34%	31%	54%	26%	45%	36%	N/M	35%
(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $45 million, $66 million, $51 million, $13,285 million and $13,993 million for quarters ended June 30, 2007, March 31, 2007, Dec. 31, 2006, Sept. 30, 2006 and June 30, 2006, consolidated average assets were $114,323 million for the second quarter of 2007, $102,041 million for the first quarter of 2007, $102,138 million for the fourth quarter of 2006, $108,864 million for the third quarter of 2006 and $110,388 million for the second quarter of 2006.

N/M - Not meaningful.

For the six months ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$223	$103	$326	$996	$746	$628	$277	$2,647	$82	$3,055
Net interest revenue	10	31	41	287	238	124	190	839	3	883
Total revenue	233	134	367	1,283	984	752	467	3,486	85	3,938
Provision for credit losses	—	—	—	—	—	—	(10)	(10)	(20)	(30)
Noninterest expense	139	111	250	915	504	575	259	2,253	158	2,661
Income before taxes	$94	$23	$117	$368	$480	$177	$218	$1,243	$(53)	$1,307
Pre-tax operating margin (a)	40%	17%	32%	29%	49%	24%	47%	36%	N/M	33%
Average assets	$1,387	$1,468	$2,855	$11,382	$4,672	$16,315	$16,984	$49,353	$56,009	$108,217 (b)
Excluding intangible amortization:
Noninterest expense	$131	$111	$242	$912	$470	$563	$259	$2,204	$158	$2,604
Income before taxes	102	23	125	371	514	189	218	1,292	(53)	1,364
Pre-tax operating margin (a)	44%	17%	34%	29%	52%	25%	47%	37%	N/M	35%

18     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the six months ended June 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$164	$102	$266	$901	$385	$735	$291	$2,312	$57	$2,635
Net interest revenue	5	29	34	220	102	110	193	625	52	711
Total revenue	169	131	300	1,121	487	845	484	2,937	109	3,346
Provision for credit losses	—	(2)	(2)	—	—	(6)	15	9	(8)	(1)
Noninterest expense	105	105	210	804	242	619	255	1,920	77	2,207
Income before taxes	$64	$28	$92	$317	$245	$232	$214	$1,008	$40	$1,140
Pre-tax operating margin (a)	38%	21%	31%	28%	50%	27%	44%	34%	N/M	34%
Average assets	$990	$1,485	$2,475	$8,150	$1,333	$17,277	$15,902	$42,662	$48,987	$94,124 (b)
Excluding intangible amortization:
Noninterest expense	$98	$105	$203	$800	$241	$603	$255	$1,899	$77	$2,179
Income before taxes	71	28	99	321	246	248	214	1,029	40	1,168
Pre-tax operating margin (a)	42%	21%	33%	29%	51%	29%	44%	35%	N/M	35%
(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $55 million for first six months of 2007 and $14,147 million for the first six months of 2006, consolidated average assets were $108,272 million for the first six months of 2007 and $108,271 million for the first six months of 2006.

N/M - Not meaningful.

The Bank of New York Mellon Corporation    19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset and Wealth Management Segment

Asset and Wealth Management fee revenue is dependent on the overall level and mix of assets under management and the management fees charged for managing those assets. Assets under management (“AUM”) were $153 billion at June 30, 2007, compared with $127 billion at June 30, 2006, and $142 billion at March 31, 2007. The year-over-year increase in AUM primarily reflects the continued good growth across asset classes and strategies. Institutional clients represent 77% of AUM while individual clients equal 23%.

Assets under management at period-end (in billions)	2Q06	3Q06	4Q06	1Q07	2Q07
Equity securities	$36	$36	$39	$41	$43
Fixed-income securities	21	20	21	22	22
Alternative investments	28	30	33	33	36
Liquid assets	31	34	38	34	41
Foreign exchange overlay	11	11	11	12	11
Total assets under management	$127	$131	$142	$142	$153

As part of the planning process for the integration of The Bank of New York and Mellon, we no longer include securities lending cash collateral assets in total assets under management. The following table provides a reconciliation of assets under management as originally reported to the current disclosure format.

Assets under management reconciliation (in billions)	2Q06	3Q06	4Q06	1Q07
Originally reported	$170	$179	$190	$196
Securities lending adjustment	(43)	(48)	(48)	(54)
Assets under management - revised	$127	$131	$142	$142

20     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset Management sector

(dollar amounts in millions, unless otherwise noted;	2Q06	3Q06	4Q06	1Q07	2Q07	2Q07 vs. 2Q06	Year-to-date		YTD07 vs YTD06
presented on an FTE basis)							2007	2006
Revenue:
Asset and wealth management:
Mutual funds	$3	$2	$3	$3	$4	33%	$7	$5	40%
Institutional clients	61	64	72	68	80	31	148	116	28
Private clients	12	12	13	13	15	25	28	23	22
Total asset management revenue	76	78	88	84	99	30	183	144	27
Performance fees	7	3	18	14	21	200	35	14	150
Other	2	3	3	3	2	—	5	6	(17)
Total fee and other revenue	85	84	109	101	122	44	223	164	36
Net interest revenue	3	3	7	6	4	N/M	10	5	100
Total revenue	88	87	116	107	126	43	233	169	38
Noninterest expense (excluding intangible amortization)	51	54	70	63	68	33	131	98	34
Income before taxes (excluding intangible amortization)	37	33	46	44	58	57	102	71	44
Amortization of intangible assets	4	4	4	4	4	—	8	7	14
Income before taxes	$33	$29	$42	$40	$54	64%	$94	$64	47%
Pre-tax operating margin (excluding intangible amortization)	42%	38%	40%	41%	46%		44%	42%

Average assets	$1,055	$1,082	$1,226	$1,387	$1,387	31%	$1,387	$990	40%

N/M - Not meaningful.

Business description

The Asset Management sector provides investment solutions predominantly to institutional investors around the world applying a broad spectrum of investment strategies. Asset Management’s alternative strategies have expanded to include funds of hedge funds, private equity, alternative fixed income, and real estate.

Our asset management subsidiaries include:

•	Ivy Asset Management Corporation, one of the country’s leading fund of hedge funds firms, offers a comprehensive range of multi- manager hedge fund products and customized portfolio solutions.

•	Alcentra, a company that offers sophisticated alternative credit investments, including leveraged loans and subordinated and distressed debt.

•

Urdang, a real estate investment firm, offers the opportunity to invest in real estate through separate accounts, a closed-end commingled fund that invests directly in properties, and a separate account that invests in publicly-traded real estate investment trusts.

The Bank of New York Mellon Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•	Estabrook Capital Management LLC, a company that offers value-oriented investment management strategies, including socially responsible investing.

•	Gannett, Welsh & Kotler, a company that specializes in tax-exempt securities management and equity portfolio strategies.

We also provide investment management services directly to institutions and manage the “Hamilton” family of mutual funds.

Review of financial results

Income before taxes increased 64% to $54 million in the second quarter of 2007 from $33 million in the second quarter of 2006, and increased 35% from $40 million in the first quarter of 2007.

Fee and other revenue increased $37 million, or 44%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting higher asset management fees from institutional clients. Performance fees were up reflecting strong results at two of our alternative asset management subsidiaries, Ivy Asset Management and Alcentra. Fee and other revenue increased on a sequential-quarter basis primarily reflecting the same factors affecting year-over-year results.

Noninterest expense (excluding intangible amortization) increased $17 million, or 33%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting higher incentive compensation, outside help, technology and legal expenses. The sequential-quarter increase in noninterest expense primarily reflects legal, technology and other compensation expenses.

On a year-to-date basis, income before taxes increased $30 million, or 47%, compared with the first six months of 2006. The pre-tax operating margin (excluding intangible amortization) was 44% in the first six months of 2007 reflecting a 2% increase. Fee and other revenue increased $59 million, or 36%, primarily due to higher asset management fees from institutional clients and higher performance fees at Ivy and Alcentra. Net interest revenue increased $5 million compared with the first half of 2006 reflecting higher interest-earning assets. Noninterest expense (excluding intangible amortization) increased $33 million, or 34%, in the first half of 2007 compared with the first half of 2006 primarily due to higher other compensation, salaries and outside help, technology, occupancy and legal expenses.

22     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Wealth Management sector

(dollar amounts in millions, unless otherwise noted;						2Q07 vs.	Year-to-date		YTD07 vs.
presented on an FTE basis)	2Q06	3Q06	4Q06	1Q07	2Q07	2Q06	2007	2006	YTD06
Revenue:
Asset and wealth management	$50	$46	$48	$50	$50	—%	$100	$99	1%
Other	1	1	1	1	2	N/M	3	3	—
Total fee and other revenue	51	47	49	51	52	2	103	102	1
Net interest revenue	13	16	15	16	15	15	31	29	7
Total revenue	64	63	64	67	67	5	134	131	2
Provision for credit losses	(2)	—	—	—	—	N/M	—	(2)	N/M
Noninterest expense (excluding intangible amortization)	52	52	53	55	56	8	111	105	6
Income before taxes (excluding intangible amortization)	14	11	11	12	11	(21)	23	28	(18)
Amortization of intangible assets	—	—	—	—	—	—	—	—	—
Income before taxes	$14	$11	$11	$12	$11	(21)	$23	$28	(18)
Pre-tax operating margin (excluding intangible amortization)	22%	17%	17%	18%	16%		17%	21%

Average loans	$1,352	$1,410	$1,373	$1,336	$1,341	(1)	$1,339	$1,391	(4)
Average assets	1,446	1,503	1,481	1,448	1,487	3	1,468	1,485	(1)
Average deposits	1,110	1,116	1,090	1,119	1,065	(4)	1,092	1,125	(3)

Market value of total client assets at period-end (in billions)	$61	$59	$60	$59	$59	(3)	59	61	(3)

N/M - Not meaningful.

Business description

In the Wealth Management sector, we offer a full array of investment management, wealth management, and comprehensive financial management services to help individuals plan, invest, and arrange intergenerational wealth transition, which includes financial and estate planning, trust and fiduciary services, customized banking services, and brokerage and investment solutions. Clients include predominantly high-net-worth individuals, families, family offices, charitable gift programs, endowments, foundations, professionals, and entrepreneurs.

Review of financial results

Income before taxes was down 21% to $11 million for the second quarter of 2007 from $14 million in the second quarter of 2006, and down 8% from $12 million in the first quarter of 2007.

Total fee and other revenue increased $1 million, or 2%, in the second quarter of 2007 compared with the second quarter of 2006 primarily resulting from nonrecurring termination fees, new business and market performance.

Net interest revenue increased $2 million, or 15%, compared with the second quarter of 2006, reflecting growth in non-interest bearing deposits coupled with a higher spread earned. On a sequential-quarter basis, net interest revenue

The Bank of New York Mellon Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

decreased reflecting a lower level of deposits and a challenging spread environment.

Noninterest expense (excluding intangible amortization) increased $4 million, or 8%, in the second quarter of 2007 compared with the second quarter of 2006 primarily reflecting higher salaries and outside help, occupancy and technology expense. The sequential-quarter increase primarily reflects higher technology expense.

On a year-to-date basis, income before taxes decreased $5 million, or 18%, compared with the first six months of 2006. The pre-tax operating margin (excluding intangible amortization) was 17% in the first six months of 2007 reflecting a 4% decrease. Fee and other revenue increased $1 million, or 1%. Net interest revenue increased reflecting growth in noninterest bearing deposits coupled with a higher spread earned. Noninterest expense (excluding intangible amortization) increased $6 million, or 6%, in the first half of 2007 compared with the first half of 2006 primarily driven by higher salaries and outside help, operations and occupancy expenses.

Institutional Services Segment

Asset Servicing sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q07	Year-to-date		YTD07
	2Q06	3Q06	4Q06	1Q07	2Q07	vs. 2Q06	2007	2006	vs. YTD06
Revenue:
Securities servicing fees - Asset Servicing	$364	$345	$353	$393	$426	17%	$819	$698	17%
Foreign exchange and other trading activities	79	50	54	68	77	(3)	145	145	—
Other	31	32	17	15	17	(45)	32	58	(45)
Total fee and other revenue	474	427	424	476	520	10	996	901	11
Net interest revenue	114	119	136	132	155	36	287	220	30
Total revenue	588	546	560	608	675	15	1,283	1,121	14
Noninterest expense (excluding intangible amortization)	408	410	414	441	471	15	912	800	14
Income before taxes (excluding intangible amortization)	180	136	146	167	204	13	371	321	16
Amortization of intangible assets	2	1	8	1	2	—	3	4	N/M
Income before taxes	$178	$135	$138	$166	$202	13	$368	$317	16
Pre-tax operating margin (excluding intangible amortization)	31%	25%	26%	27%	30%		29%	29%

Average assets	$8,873	$8,641	$9,453	$10,610	$12,146	37	$11,382	$8,150	40
Average deposits	23,372	23,660	24,048	24,409	29,773	27	27,106	22,282	22
Securities lending revenue	50	40	35	36	54	8	90	95	(5)
Market value of securities on loan at period-end (in billions)	380	389	399	397	397	4	397	380	4

N/M - Not meaningful.

24     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

The Asset Servicing sector includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management, credit-related services, and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and global financial institutions including banks, broker-dealers, investment managers, insurance companies, and mutual funds.

We are one of the leading securities servicing companies with a total of $14.9 trillion of assets under custody and administration at June 30, 2007. We are one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world with over $2.0 trillion in total assets. We also service more than 45% of the exchange-traded funds in the United States, and are a leading U.K. custodian. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts with a lending pool of approximately $1.9 trillion in 27 markets around the world.

We clear approximately 50% of transactions in U.S. Government securities. We are a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With $1.5 trillion in tri-party balances worldwide, we are a leading collateral management agent.

Review of financial results

Income before taxes was up 13% to $202 million for the second quarter of 2007 from $178 million in the second quarter of 2006, and up 22% from $166 million in the first quarter of 2007.

Total fee and other revenue increased $46 million, or 10%, in the second quarter of 2007 compared with the second quarter of 2006 driven by increased transaction volumes, new assets from existing clients and organic growth across all business products, especially global custody, domestic and international mutual funds, exchange-traded funds, hedge fund servicing and collateral management. European asset servicing continues to gain momentum with strong second quarter revenue growth across all products, again reflective of the significant cross-border investment interest and capital flow. In addition, we benefited from the conversion of AIB/BNY to a wholly-owned subsidiary in the fourth quarter of 2006. Securities lending revenue increased $18 million, or 50%, on a sequential-quarter basis and $4 million, or 8%, from the second quarter of 2006 primarily due to higher spreads for fixed income as well as increased volumes and fees. Additionally, the sequential quarter increase reflects seasonality.

In broker-dealer services, the continued adoption of tri-party repo arrangements remains a key driver. The growth in global clearance was due to new business wins and increased volume from existing clients. We now handle approximately $1.5 trillion of financing for our broker-dealer clients daily through collateralized financing agreements, up approximately 20% from a year ago.

Foreign exchange revenue and other trading activities declined from the year-ago quarter as higher volumes were offset by lower volatility. Foreign exchange and other trading activities results increased on a sequential-quarter basis driven by higher volumes.

Net interest revenue increased $41 million compared with the second quarter of 2006, and increased $23 million compared with the first quarter of 2007, primarily driven by deposit growth coupled with the higher value of deposits in a rising rate environment.

Noninterest expense (excluding intangible amortization) increased $63 million, or 15%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting higher claims by clients, salaries and outside help, sub-custodian, technology, occupancy and the conversion of AIB/BNY to a wholly-owned subsidiary. The sequential-quarter increase is primarily due to increased technology, sub-custodian, claims by clients, occupancy and salaries and outside help.

On a year-to-date basis, income before taxes increased $51 million, or 16%, compared with the first six months of 2006. The pre-tax operating margin (excluding intangible amortization) was 29%

The Bank of New York Mellon Corporation    25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

in the first six months of 2007 and 2006. Fee and other revenue increased $95 million, or 11%, primarily due to organic growth from existing clients across all products and the conversion of AIB/BNY to a wholly-owned subsidiary. Net interest revenue increased $67 million primarily driven by deposit growth coupled with the higher value of deposits in a rising rate environment. Noninterest expense (excluding intangible amortization) increased $112 million, or 14%, in the first half of 2007 compared with the first half of 2006 primarily due to higher claims by customers, salaries and outside help, sub-custodian, occupancy, technology and the conversion of AIB/BNY to a wholly-owned subsidiary.

Issuer Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q07 vs.	2Q07 vs.	Year-to-date		YTD07 vs.
	2Q06	3Q06	4Q06	1Q07	2Q07	1Q07	2Q06	2007	2006	YTD06
Revenue:
Securities servicing fees - Issuer services	$207	$194	$340	$319	$367	15%	77%	$686	$361	90%
Other	13	11	31	37	23	(38)	77	60	24	150
Total fee and other revenue	220	205	371	356	390	10	77	746	385	94
Net interest revenue	54	49	107	110	128	16	137	238	102	133
Total revenue	274	254	478	466	518	11	89	984	487	102
Provision for credit losses	—	1	(1)	—	—	—	—	—	—	—
Noninterest expense (excluding intangible amortization)	127	126	230	234	236	1	86	470	241	95
Income before taxes (excluding intangible amortization)	147	127	249	232	282	22	92	514	246	109
Amortization of intangible assets	1	1	16	17	17	—	N/M	34	1	N/M
Income before taxes	$146	$126	$233	$215	$265	23	82	$480	$245	96
Pre-tax operating margin (excluding intangible amortization)	54%	50%	52%	50%	54%			52%	51%

Average assets	$1,316	$1,359	$3,988	$4,235	$5,104	21	288	$4,672	$1,333	250
Average deposits	6,350	5,837	10,935	11,711	18,431	57	190	15,090	6,094	148

Number of corporate actions	660	656	526	344	682	98	3	1,026	992	3
Depository receipt trading value (in billions)	$182	$144	$178	$233	$248	6	36	481	342	41

N/M - Not meaningful.

26     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

The Issuer Services sector provides a diverse array of products and services to corporations and shareholders, including corporate trust, depositary receipts, employee investment plan services, and stock transfer. Revenue is driven by the volume of transactions processed and types of services provided.

We are the depositary for more than 1,270 American and global depositary receipt programs, with a 63% market share, servicing leading companies from 60 countries. As the world’s largest trustee, we provide diverse services for corporate, municipal, structured, and international debt securities. We serve as trustee or agent for some 90,000 clients with $10 trillion in outstanding debt securities from offices in 51 cities worldwide. We are the third largest stock transfer agent in the United States, servicing more than 17 million shareowners. Investment plan services has more than 120 clients with 650,000 employees in over 54 countries.

Review of financial results

Income before taxes was up 82% to $265 million for the second quarter of 2007 from $146 million in the second quarter of 2006, and up 23% from $215 million in the first quarter of 2007.

Total fee and other revenue increased $170 million, or 77%, in the second quarter of 2007 compared with the second quarter of 2006. Issuer services fees continued to exhibit strong growth in the second quarter compared with last year’s second quarter. The Acquired Corporate Trust Business significantly impacted comparisons of the second quarter of 2007 to the second quarter of 2006. Issuer services fees increased sequentially over the strong first quarter reflecting continued excellent performance in corporate and municipal finance products. On a sequential-quarter basis, depositary receipts had another quarter of double-digit growth reflecting strong seasonal activity. We also continue to see strong underlying activity, particularly from emerging markets.

Other fee revenue increased $10 million, compared with the second quarter of 2006 and decreased $14 million compared with the first quarter of 2007, due primarily to the net economic value payments related to deposits of the Acquired Corporate Trust Business. The net economic value payments totaled $13 million in the second quarter of 2007 and $25 million in the first quarter of 2007.

Net interest revenue increased $74 million, or 137%, in the second quarter of 2007 compared with the second quarter of 2006, primarily resulting from the Acquired Corporate Trust Business and organic growth, reflecting the impact of new business and increased client volumes, as well as increased deposit spreads due to rising interest rates. The sequential-quarter increase in net interest revenue was driven by the conversion of $10 billion of deposits from the Acquired Corporate Trust Business and by the higher value on noninterest-bearing deposits. Average deposits were $18.4 billion in the second quarter of 2007, compared with $6.4 billion in the second quarter of 2006 and $11.7 billion in the first quarter of 2007. The higher levels of deposits reflect the impact of the Acquired Corporate Trust Business as well as increased liquidity from our other issuer services customers compared with 2006.

Noninterest expense (excluding intangible amortization) increased $109 million, or 86%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting the impact of the Acquired Corporate Trust Business and expenses associated with revenue growth in depositary receipts and corporate trust. The sequential-quarter increase reflects higher salaries, outside help and claims by clients.

Income before taxes increased $235 million, or 96%, in the first six months of 2007 compared with the first six months of 2006 primarily resulting from increased fee and other revenue. Fee and other revenue increased $361 million, or 94%, during the first half of 2007 compared with the first half of 2006 due to the impact of the Acquired Corporate Trust Business as well as continued strong growth.

Net interest revenue increased $136 million, or 133%, in the first six months of 2007 compared with the first six months of 2006 primarily due to the Acquired Corporate Trust Business and organic

The Bank of New York Mellon Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

growth, reflecting the impact of new business and increased client volumes, as well as increased deposit spreads due to rising interest rates.

Noninterest expense (excluding intangible amortization) increased $229 million, or 95%, in the first six months of 2007 compared with the first six months of 2006 primarily due to the Acquired Corporate Trust Business as well as expenses incurred in support of business growth.

Clearing & Execution Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q07 vs.	2Q07 vs.	Year-to-date		YTD07 vs.
	2Q06	3Q06	4Q06	1Q07	2Q07	1Q07	2Q06	2007	2006	YTD06
Revenue:
Securities servicing fees - Clearing and execution services	$325	$290	$266	$281	$291	4%	(10)%	$572	$654	(13)%
Other	27	38	30	27	29	7	7	56	81	(31)
Total fee and other revenue	352	328	296	308	320	4	(9)	628	735	(15)
Net interest revenue	56	60	63	61	63	3	13	124	110	13
Total revenue	408	388	359	369	383	4	(6)	752	845	(11)
Provision for credit losses	(4)	—	2	—	—	—	—	—	(6)	N/M
Noninterest expense (excluding intangible amortization)	304	301	256	270	293	9	(4)	563	603	(7)
Income before taxes (excluding intangible amortization)	108	87	101	99	90	(9)	(17)	189	248	(24)
Amortization of intangible assets	8	8	6	6	6	—	(25)	12	16	(25)
Income before taxes	$100	$79	$95	$93	$84	(10)	(16)	$177	$232	(24)
Pre-tax operating margin (excluding intangible amortization)	26%	22%	28%	27%	23%			25%	29%
Average assets	$17,175	$16,363	$14,825	$16,363	$16,267	(1)	(5)	$16,315	$17,277	(6)
Average active accounts (in thousands)	5,122	5,168	5,133	5,149	5,195	1	1	5,172	5,058	2
Average margin deposits (in thousands)	5,506	5,158	5,176	5,396	5,551	3	1	5,474	5,577	(2)

N/M - Not meaningful.

28     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

Our Clearing & Execution Services sector consists of the Pershing clearing business, a 35% equity interest in BNY ConvergEx Group and the B-Trade and G-Trade businesses, which are expected to become part of the BNY ConvergEx Group in 2008. The BNY ConvergEx transaction changed the accounting from a fully consolidated subsidiary to a 35% equity interest recorded in other income.

Our Pershing and Pershing Advisor Solutions subsidiaries provide financial institutions and independent registered investment advisors with operational support, trading services, flexible technology, and practice management programs, all with unrivalled service excellence. Pershing services more than 1,150 retail and institutional financial organizations and independent registered investment advisors who collectively represent more than five million active investors.

Through our affiliate, BNY ConvergEx Group LLC, we provide liquidity and execution management, investment technologies, research and commission management, transition management and intermediary and clearing services in over 90 global markets, executing 545 million shares each day and clearing more than 1.2 million trades daily.

In execution services, we provide broker-assisted and electronic trading services. Our execution services business is one of the largest global institutional agency brokerage organizations. In addition, we are one of the leading institutional electronic brokers for non-U.S. dollar equity execution.

Review of financial results

Income before taxes decreased 16% to $84 million for the second quarter of 2007 from $100 million in the second quarter of 2006, and decreased $9 million, or 10%, from $93 million in the first quarter of 2006.

Total fee and other revenue decreased $32 million, or 9%, in the second quarter of 2007 compared with the second quarter of 2006. Clearing and execution services fees declined reflecting the disposition of certain execution businesses in the BNY ConvergEx transaction. These businesses had revenues of $74 million in the second quarter of 2006. On a sequential-quarter basis, clearing and execution servicing fees were up $10 million, or 4% (unannualized), reflecting solid performance at Pershing as well as the benefits of new business.

Net interest revenue increased $7 million, or 13%, compared with the second quarter of 2006, and $2 million compared with the first quarter of 2007, resulting from a higher level of interest-earning assets offset by lower spreads.

Noninterest expense (excluding intangible amortization) decreased $11 million, or 4%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting lower clearing expense, commissions, incentive compensation, and the disposition of certain execution businesses in the BNY ConvergEx transaction. The sequential-quarter increase in noninterest expense reflects higher incentive compensation and clearing expense as well as costs associated with the transfer of positions to Florida.

On a year-to-date basis, income before taxes decreased $55 million, or 24%, compared with the first six months of 2006. The pre-tax operating margin (excluding intangible amortization) was 25% in the first six months of 2007 reflecting a 4% decrease. Fee and other revenue decreased $107 million, or 15%, primarily due to the BNY ConvergEx transaction and the $35 million gain on the sale of NYSE seats in 2006. Net interest revenue increased by $14 million reflecting a higher level of interest-earning assets partially offset by lower spreads. Noninterest expense (excluding intangible amortization) decreased $40 million, or 7%, in the first half of 2007 compared with the first half of 2006 primarily due to lower clearing expenses, other compensation and commissions.

The Bank of New York Mellon Corporation    29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Treasury Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q07 vs.	Year-to-date		YTD07 vs.
	2Q06	3Q06	4Q06	1Q07	2Q07	2Q06	2007	2006	YTD06
Revenue:
Treasury services	$50	$53	$49	$48	$53	6%	$101	$99	2%
Other	106	88	83	84	92	(13)	176	192	(8)
Total fee and other revenue	156	141	132	132	145	(7)	277	291	(5)
Net interest revenue	97	98	101	97	93	(4)	190	193	(2)
Total revenue	253	239	233	229	238	(6)	467	484	(4)
Provision for credit losses	7	(3)	(7)	(3)	(7)	N/M	(10)	15	(167)
Noninterest expense (excluding intangible amortization)	131	126	129	130	129	(2)	259	255	2
Income before taxes (excluding intangible amortization)	115	116	111	102	116	1	218	214	2
Amortization of intangible assets	—	—	—	—	—		—	—
Income before taxes	$115	$116	$111	$102	$116	1	$218	$214	2
Average loans	$12,256	$12,998	$13,174	$13,320	$13,196	8	$13,258	$12,037	10
Average assets	16,280	16,680	16,615	17,003	16,966	4	16,984	15,902	7
Average deposits	11,532	12,125	13,988	13,075	13,787	20	13,433	11,270	19
Pre-tax operating margin (excluding intangible amortization)	45%	49%	48%	45%	49%		47%	44%

N/M - Not meaningful.

Business description

The Treasury Services sector includes treasury services, capital markets business, and large corporate banking.

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 90 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are one of the largest funds transfer banks in the U.S. transferring over $1.4 trillion daily via more than 150,000 wire transfers. Treasury services revenue is driven by the volume of transactions processed, types of service provided and net interest revenue earned from deposit balances generated by activity across the business operations.

We provide lending and credit-related services to large public and private corporations and financial institutions nationwide through a broad range of capital markets services including syndicated loans, bond underwriting, and private placements of corporate debt and equity securities. Revenue is driven by the volume of transactions.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is driven by loan levels.

Review of financial results

Income before taxes was up 1% to $116 million for the second quarter of 2007 from $115 million in the second quarter of 2006, and up 14% from $102 million in the first quarter of 2007.

30     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Total fee and other revenue decreased $11 million, or 7%, in the second quarter of 2007 compared with the second quarter of 2006. Treasury services fees were up $3 million from the second quarter of 2006 and $5 million from the first quarter of 2007 reflecting higher client volumes and new business in the global payment business. Financing-related fees increased 29% sequentially reflecting higher underwriting fees and were down 4% from the second quarter of 2006 reflecting lower transactions and syndication fees. Other income increased sequentially and was down from a year-ago quarter reflecting higher asset-related gains in the second quarter of 2006.

Net interest revenue decreased compared with the second quarter of 2006 reflecting higher volumes offset by lower spreads on loans. The sequential-quarter decrease reflects lower spreads and volumes on loans partially offset by higher volumes of noninterest bearing deposits.

Noninterest expense (excluding intangible amortization) decreased $2 million, or 2%, in the second quarter of 2007 compared with the second quarter of 2006 primarily due to lower other compensation.

Income before taxes increased $4 million, or 2%, in the first six months of 2007 compared with the first six months of 2006 primarily due to a $10 million credit to the allowance for credit losses compared with a $15 million expense in the first half of last year partially offset by lower asset-related gains in 2007.

Fee and other revenue decreased $14 million, or 5%, in the first six months of 2007 compared with the first six months of 2006.

Net interest revenue decreased $3 million, or 2%, in the first six months of 2007 compared with the first six months of 2006 reflecting the same factors affecting the quarterly results.

Noninterest expense (excluding intangible amortization) increased $4 million, or 2%, in the first six months of 2007 compared with the first six months of 2006 primarily in support of business growth.

Other Segment

						Year-to-date
(in millions)	2Q06	3Q06	4Q06	1Q07	2Q07	2007	2006
Revenue:
Fee and other revenue	$32	$31	$60	$51	$31	$82	$57
Net interest revenue	28	13	23	7	(4)	3	52
Total revenue	60	44	83	58	27	85	109
Provision for credit losses	(2)	(2)	(9)	(12)	(8)	(20)	(8)
Noninterest expense (excluding intangible amortization/merger and integration expense)	50	24	82	36	60	96	77
Income (loss) before taxes (excluding intangible amortization/merger and integration expense)	12	22	10	34	(25)	9	40
Merger and integration expenses:
The Bank of New York Mellon	—	—	—	4	35	39	—
Acquired Corporate Trust Business	—	89	17	11	12	23	—
Total merger and integration expenses	—	89	17	15	47	62	—
Income (loss) before taxes	$12	$(67)	$(7)	$19	$(72)	$(53)	$40
Average assets	$50,250	$49,951	$54,499	$50,929	$60,921	$56,009	$48,987
Average deposits	11,510	11,838	8,983	8,448	5,878	7,156	11,856

N/M - Not meaningful.

The Bank of New York Mellon Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

The Other Segment primarily includes:

•	the results of leasing operations;

•	investing and funding operations; and

•	corporate overhead.

Revenue in the Other sector primarily reflects:

•	net interest revenue from the leasing portfolio; and

•	gains (losses) from the sale of securities and other assets.

Noninterest expense includes:

•	direct expenses supporting leasing, investing and funding activities;

•	certain corporate overhead not directly attributable to the operations of other segments; and

•	expenses previously allocated to the Retail and Middle Market Banking Segment that did not qualify for treatment as discontinued operations expense.

Also, the tax equivalent adjustment is eliminated in the Other Segment.

Review of financial results

Income before taxes was a loss of $72 million for the second quarter of 2007, compared with a gain of $12 million in the second quarter of 2006, and a gain of $19 million in the first quarter of 2007.

Total fee and other revenue decreased $1 million, or 3%, in the second quarter of 2007 compared with the second quarter of 2006 reflecting lower gains in the sponsor fund portfolio. The sequential-quarter decline reflects lower other trading revenue due to the recognition of hedging costs associated with synthetic fuel tax credit investments and losses on swaps that no longer qualify as hedges.

The decrease in net interest revenue compared with the second quarter of 2006 and first quarter of 2007 reflects the impact of interest rates on transfer pricing methodology as well as lower leasing related net interest revenue.

Provision for credit losses totaled a credit of $8 million in the second quarter of 2007, compared with a credit of $2 million in the second quarter of 2006 and a credit of $12 million in the first quarter of 2007.

Noninterest expense increased $57 million, or 114%, in the second quarter of 2007, compared with the second quarter of 2006 primarily reflecting merger and integration costs, consulting expense, compensation and benefits. The sequential-quarter increase primarily reflects higher merger and integration expense associated with the Acquired Corporate Trust Business and the merger transaction with Mellon.

Income before taxes was a loss of $53 million in the first half of 2007 compared with income of $40 million in the first half of 2006. Total fee and other revenue increased $25 million compared with the first half of 2006 reflecting higher gains in the sponsor fund portfolio and transition services revenue. Net interest revenue decreased $49 million and noninterest expense increased $81 million compared with the first half of 2006, both changes primarily reflect the same factors responsible for the second quarter 2007 to second quarter 2006 increase.

Critical accounting policies

Our significant accounting policies are discussed in Note 1 of The Bank of New York’s 2006 Annual Report on Form 10-K. Our critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting.

Allowance for credit losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and

32     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in our individual portfolio and markets. Further discussion on the four elements can be found under “Consolidated Balance Sheet Review” in the MD&A section.

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

We consider it difficult to quantify the impact of changes in forecast on our allowance for credit losses. Nevertheless, we believe the following discussion may enable investors to better understand the variables that drive the allowance for credit losses.

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At June 30, 2007, the unallocated allowance was 28% of the total allowance. If the unallocated allowance were five percent higher or lower, the allowance would have increased or decreased by $21 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $69 million, while if each credit were rated one grade worse, the allowance would have increased by $112 million.

Similarly, if the loss given default were one rating worse, the allowance would have increased by $34 million, while if the loss given default were one rating better, the allowance would have decreased by $39 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

Valuation of derivatives and securities where quoted market prices are not available

When quoted market prices are not available for derivatives and securities values, such values are determined at fair value, which is defined as the value at which positions could be closed out or sold in a transaction with a willing counterparty over a period of time consistent with our trading or investment strategy. Fair value for these instruments is determined based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Financial models use as their basis independently-sourced market parameters including, for example, interest rate yield curves, option volatilities, and currency rates. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by independent parties. Our valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns and results of stress tests. We apply judgment in the application of these factors. In addition, we must apply judgment when no external parameters exist. In times of financial stress, actual prices and valuations may significantly diverge from results predicted by models. Finally, other factors can affect our estimate of fair value including market dislocations, incorrect model assumptions, and unexpected correlations.

The Bank of New York Mellon Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in “Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statement in The Bank of New York’s 2006 Annual Report on Form 10-K.

To assist in assessing the impact of a change in valuation, at June 30, 2007, approximately $2.1 billion of our portfolio of securities and derivatives is not priced based on quoted market prices because no such quoted market prices are available. A change of 2.5% in the valuation of these securities and derivatives would result in a change in pre-tax income of $53 million.

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statements No. 141 and No. 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” Goodwill ($5,120 million at June 30, 2007) and indefinite-lived intangible assets ($370 million at June 30, 2007) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

Other intangible assets ($1,067 million at June 30, 2007) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. We recorded a $6 million impairment charge in 2006 related to the write-off of customer intangibles in Europe.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note “Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

To assist in assessing the impact of a goodwill, indefinite-lived intangibles, or other intangible asset impairment charge, at June 30, 2007, we have $6.6 billion of goodwill, indefinite-lived intangibles, and other intangible assets. The impact of a 5% impairment charge would result in reduction in pre-tax income of approximately $328 million.

Pension accounting

We have defined benefit pension plans covering approximately 14,200 U.S. employees and approximately 2,750 non-U.S. employees.

34     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We have three defined benefit pension plans in the U.S. and six overseas. The U.S. plans account for 77% of the projected benefit obligation. Pension expense was $38 million in 2006, compared with $26 million in 2005 and a pension credit of $24 million in 2004. In addition to our pension plans, we also have an Employee Stock Ownership Plan (“ESOP”) which may provide additional benefits to certain employees. Upon retirement, covered employees are entitled to the higher of their benefit under the ESOP or the defined benefit plan. If the benefit is higher under the defined benefit plan, the employees’ ESOP account is contributed to the pension plan.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2004, these key elements have varied as follows:

(dollars in millions, except per share amounts)	2007	2006	2005	2004
Domestic plans:
Long-term rate of return on plan assets	8.00%	7.88%	8.25%	8.75%
Discount rate	6.00	5.88	6.00	6.25
Market-related value of plan assets (a)	$1,352	$1,324	$1,502	$1,523
ESOP stock price (a)	34.85	30.46	30.67	27.88
Net U.S. pension credit/(expense)	N/A	$(26)	$(17)	$31
All other pension credit/(expense)	N/A	(12)	(9)	(7)
Total pension credit/(expense) (b)	N/A	$(38)	$(26)	$24
(a)	Actuarially smoothed data. See “Summary of Significant Accounting and Reporting Policies” in Notes to Consolidated Financial Statements in our 2006 Annual Report.
(b)	Pension benefits expense includes discontinued operations expense of $6 million in 2006, 2005, and 2004.

The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indexes whose yields were adjusted to match the duration of our pension liability. We also reviewed the results of several models that matched bonds to our pension cash flows. The various indexes and models produced discount rates ranging from 5.91% to 6.10%. After reviewing the various indexes and models, we selected a discount rate of 6.00%. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

Our expected long-term rate of return on plan assets is based on anticipated returns for each asset class. For 2007 and 2006, the assumptions for the long-term rates of return on plan assets were 8.00% and 7.88%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed-income markets, which should track the long-term historical returns for these markets. We also consider the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. In 2006, the market-related value of plan assets declined as the extraordinary actual return in 2000 was replaced with a more modest return. The market-related value of plan assets grew slightly for 2007 as the pension fund earned more normal returns.

Unrecognized actuarial gains and losses are amortized over the future service period (11 years) of active employees if they exceed a threshold amount. We currently have unrecognized losses which are being amortized.

For 2006, U.S. pension expense increased by $9 million reflecting changes in assumptions, the amortization of unrecognized pension losses, and a decline in the market-related value of plan assets, partly offset by a switch to the computation of benefits from final average pay to career average pay. U.S. pension expense for the existing plans of The Bank of New York is expected to decline

The Bank of New York Mellon Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

approximately $30 million in 2007 primarily due to employees working longer and the Pension Protection Act of 2006. The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the following table.

(dollar amounts in millions, except per share amounts)	Increase in			Decrease in
	pension expense		2007 base	pension expense
Long-term rate of return on plan assets	7.00%	7.50%	8.00%	8.50%	9.00%
Change in pension expense	$18.4	$9.2	N/A	$9.2	$18.4

Discount rate	5.50%	5.75%	6.00%	6.25%	6.50%
Change in pension expense	$11.8	$5.8	N/A	$5.7	$11.2

Market-related value of plan assets	-20.00%	-10.00%	$1,352	+10.00%	+20.00%
Change in pension expense	$50.6	$25.3	N/A	$25.2	$46.9

ESOP stock price	$24.85	$29.85	$34.85	$39.85	$44.85
Change in pension expense	$14.5	$7.0	N/A	$6.5	$12.5

N/A - Not applicable.

Consolidated balance sheet review

Total assets were $126.3 billion at June 30, 2007, compared with $108.9 billion at June 30, 2006 and $99.8 billion at March 31, 2007. The increase in assets from March 31, 2007 primarily reflects a significant seasonal increase in client activity at quarter-end and the transition of the deposits of the Acquired Corporate Trust Business. Total shareholders’ equity was $11.8 billion at June 30, 2007, compared with $10.1 billion at June 30, 2006 and $11.5 billion at March 31, 2007.

On a continuing operations basis, return on average common equity for the second quarter of 2007 was 15.54%, (16.65% excluding merger and integration costs) compared with 15.85% in the second quarter of 2006 and 15.70% in the first quarter of 2007 (16.06% excluding merger and integration costs).

On a continuing operations basis, return on average assets for the second quarter of 2007 was 1.57%, (1.68% excluding merger and integration costs) compared with 1.54% in the second quarter of 2006 and 1.73% in the first quarter of 2007 (1.78% excluding merger and integration costs).

Investment securities

The following table shows the distribution of our securities portfolio:

Investment securities (at fair value) (in millions)	June 30, 2007	Dec. 31, 2006
Fixed income securities:
Mortgage and asset-backed securities	$24,692	$18,249
Corporate debt	650	256
Short-term money market instruments	420	531
U.S. treasury securities	136	86
U.S. government agencies	663	673
State and political subdivisions	74	88
Emerging market debt (collateralized by U.S. treasury zero coupon obligations)	—	116
Other foreign debt	10	10
Subtotal fixed income securities	26,645	20,009
Equity securities:
Money market or fixed income funds	441	1,032
Other	83	46
Subtotal equity securities	524	1,078
Total investment securities	$27,169	$21,087

Total investment securities were $27.2 billion at June 30, 2007, compared with $27.4 billion at

36     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

June 30, 2006, and $23.7 billion at March 31, 2007. Average investment securities were $25.5 billion in the second quarter of 2007, compared with $23.2 billion in the second quarter of 2006 and $22.4 billion in the first quarter of 2007. Our portfolio of mortgage and asset-backed securities are rated:

•	92% AAA

•	6% AA

•	2% A

In replacing securities that mature or are paid off, we have been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of our mortgage and asset-backed portfolio at June 30, 2007 was approximately 1.4 years. The duration of our securities portfolio has declined in 2007 as we have purchased floating rate notes to better match the duration of the deposits in the Acquired Corporate Trust Business.

Unrealized net loss on securities available-for-sale was $159 million at June 30, 2007, compared with unrealized net losses of $274 million at June 30, 2006, and unrealized net loss of $1 million at March 31, 2007. The asymmetrical accounting treatment of the impact of a change in interest rates on our balance sheet may create a situation in which an increase in interest rates can adversely affect reported equity and regulatory capital, even though economically there may be no impact on the economic capital position. For example, an increase in rates will result in a decline in the value of the fixed rate portion of our fixed income investment portfolio, which will be reflected through a reduction in other comprehensive income in shareholders’ equity, thereby affecting the tangible common equity (“TCE”) ratio. Under current accounting rules, there is no corresponding change in value of fixed rate liabilities, even though economically these liabilities are more valuable as rates rise.

Loans

(in billions)	June 30, 2007	Dec. 31, 2006	June 30, 2006
Period-end:
Total	$38.4	$37.8	$35.7
Non-margin	33.2	32.7	30.6
Margin	5.2	5.1	5.1
Quarterly average:
Total	37.3	35.3	33.7
Non-margin	31.8	30.1	28.2
Margin	5.5	5.2	5.5

(in billions)	2007	2006
YTD average:
Total	$36.6	$32.8
Non-margin	31.1	27.2
Margin	5.5	5.6

The following table provides additional details on our credit exposures and outstandings for continuing operations at June 30, 2007 in comparison to Dec. 31, 2006.

	June 30, 2007			Dec. 31, 2006
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin:
Financial institutions	$18.7	$28.3	$47.0	$17.4	$27.5	$44.9
Corporate	4.0	19.4	23.4	4.1	19.8	23.9
Subtotal	22.7	47.7	70.4	21.5	47.3	68.8
Consumer	4.2	0.5	4.7	4.3	0.5	4.8
Leasing financings	4.9	0.1	5.0	5.5	0.1	5.6
Commercial real estate	1.4	1.3	2.7	1.4	1.4	2.8
Subtotal non-margin loans	33.2	49.6	82.8	32.7	49.3	82.0
Margin loans	5.2	—	5.2	5.1	—	5.1
Total	$38.4	$49.6	$88.0	$37.8	$49.3	$87.1

The Bank of New York Mellon Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Total loans were $38.4 billion at June 30, 2007, compared with $37.8 billion at Dec. 31, 2006. The increase in total loans from Dec. 31, 2006 primarily reflects increased lending to financial institutions. Average total loans were $37.3 billion in the second quarter of 2007, compared with $33.7 billion in the second quarter of 2006. The increase in average loans from June 30, 2006 results from increased overdrafts related to custody business and broker-dealer loans.

Financial institutions

The financial institutions portfolio exposure was $47.0 billion at June 30, 2007, compared to $44.9 billion at Dec. 31, 2006. The increase in exposure from Dec. 31, 2006 reflects greater activity in the capital markets in the first half of 2007, which drove increased demands for credit from financial institutions. These exposures are of high quality with 85% meeting the investment grade equivalent criteria of our rating system. These exposures are generally short-term, with 77% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody.

Exposure to banks is largely to investment grade counterparties in developed countries. The non-investment grade bank exposures are short term in nature supporting our global trade finance and dollar clearing businesses in developing countries globally. As a conservative measure, our internal credit rating classification for international counterparties caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

The asset manager portfolio exposures are high quality with 83% meeting our investment grade equivalent ratings criteria. These exposures are generally short term liquidity facilities with the vast majority to regulated mutual funds and overdrafts that have since been repaid.

Our mortgage banking exposures are 70% investment grade with the balance of our exposure extended on a secured basis. We have also purchased $200 million of credit protection related to this portfolio

The diversity of the portfolio is shown in the accompanying table:

	June 30, 2007					Dec. 31, 2006
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 year	Loans	Unfunded commitments	Total exposure
Lending division:
Banks	$6.8	$5.1	$11.9	68%	87%	$5.7	$5.5	$11.2
Securities industry	5.7	4.7	10.4	84	92	6.0	5.4	11.4
Insurance	0.2	6.3	6.5	100	47	0.6	6.1	6.7
Government	0.1	8.2	8.3	100	64	0.1	6.7	6.8
Asset managers	5.6	2.0	7.6	83	87	4.7	1.9	6.6
Mortgage banks	0.2	0.7	0.9	70	48	0.2	0.7	0.9
Endowments	0.1	1.3	1.4	100	51	0.1	1.2	1.3
Total	$18.7	$28.3	$47.0	85%	77%	$17.4	$27.5	$44.9

Corporate

The corporate portfolio exposure decreased to $23.4 billion at June 30, 2007 from $23.9 billion at Dec. 31, 2006. Approximately 75% of the portfolio is investment grade while 13% of the portfolio matures within one year.

38     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

	June 30, 2007					Dec. 31, 2006
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 year	Loans	Unfunded commitments	Total exposure
Lending division:
Media	$0.8	$1.6	$2.4	73%	9%	$1.2	$2.0	$3.2
Cable	0.1	0.4	0.5	75	—	0.2	0.4	0.6
Telecom	—	0.4	0.4	88	—	—	0.3	0.3
Subtotal	0.9	2.4	3.3	75	7	1.4	2.7	4.1
Energy	0.7	5.2	5.9	87	6	0.6	5.0	5.6
Retailing	0.1	2.1	2.2	84	23	0.1	2.3	2.4
Automotive (a)	0.1	1.0	1.1	58	39	0.1	1.0	1.1
Healthcare	0.4	1.6	2.0	79	10	0.5	1.8	2.3
Other (b)	1.8	7.1	8.9	66	16	1.4	7.0	8.4
Total	$4.0	$19.4	$23.4	75%	13%	$4.1	$19.8	$23.9
(a)	During the third quarter of 2005, we eliminated the automotive division and transferred the customers to the other geographic lending divisions. The amounts in the table were constructed for analytical purposes.
(b)	Diversified portfolio of industries and geographies.

We continue to seek to selectively reduce automotive exposures given ongoing weakness in the domestic automotive industry. Total exposures reported in the Automotive Division were down $68 million at June 30, 2007 compared with Dec. 31, 2006. At June 30, 2007, this broadly defined industry portfolio consisted of exposures of $188 million to Big Three automotive manufacturing companies, $185 million to finance subsidiaries, $358 million to highly rated asset-backed securitization vehicles, $192 million to suppliers, and $130 million of other.

At June 30, 2007, our exposure to the airline industry, consisted of a $294 million leasing portfolio, including a $17 million real estate lease exposure. At June 30, 2007, the airline-leasing portfolio consisted of $91 million to major U.S. carriers, $141 million to foreign airlines and $62 million to U.S. regionals.

During the first half of 2007, the airline industry continued to face difficult operating conditions. The industry’s history of capacity problems, as well as higher oil prices continued to have a dampening effect on aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty risk ratings profile

The table below summarizes the risk ratings of our foreign exchange and interest rate derivative counterparty credit exposure for the past year.

Counterparty risk ratings profile	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Rating (a):
AAA to AA-	71%	75%	76%	77%	77%
A+ to A-	13	13	12	10	10
BBB+ to BBB-	9	6	6	7	6
Noninvestment grade	7	6	6	6	7
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

The Bank of New York Mellon Corporation    39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
Loans:
Commercial	$20	$18	$28	$10
Foreign	6	9	9	10
Total nonperforming loans	26	27	37	20
Other assets owned	1	2	1	12
Total nonperforming assets	$27	$29	$38	$32
Nonperforming assets ratio	0.1%	0.1%	0.1%	0.1%
Allowance for loan losses/nonperforming loans	1,084.6	1,074.1	775.7	1,685.0
Allowance for loan losses/nonperforming assets	1,044.4	1,000.0	755.3	1,053.1
Total allowance for credit losses/nonperforming loans	1,596.2	1,574.1	1,181.1	2,400.0
Total allowance for credit losses/nonperforming assets	1,537.0	1,465.5	1,150.0	1,500.0

The sequential quarter decrease in nonperforming assets primarily reflects the paydown of a foreign commercial loan.

Activity in nonperforming assets

Nonperforming assets Quarterly activity (in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
Balance at beginning of period	$29	$38	$38	$25
Additions	2	10	8	12
Charge-offs	—	—	(2)	—
Paydowns/sales	(4)	(19)	(6)	(5)
Balance at end of period	$27	$29	$38	$32

Interest income would have been increased by $0.9 million and $0.3 million for the second quarters of 2007 and 2006 if loans on nonaccrual status at June 30, 2007 and 2006 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $1.3 million and $0.7 million for 2007 and 2006 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing its impaired loans.

Impaired loans (in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
Impaired loans with an allowance	$15	$17	$8	$12
Impaired loans without an allowance (a)	—	—	19	—
Total impaired loans	$15	$17	$27	$12
Allowance for impaired loans (b)	$2	$2	$1	$3
Average balance of impaired loans during the quarter	16	25	22	15
Interest income recognized on impaired loans during the quarter	0.2	0.1	0.5	—
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the our allowance for credit losses.

40     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Allowance

(dollar amounts in millions)	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
Margin loans	$5,188	$5,133	$5,167	$5,096
Non-margin loans	33,216	33,156	32,626	30,554
Total loans	$38,404	$38,289	$37,793	$35,650
Allowance for loan losses	$282	$290	$287	$337
Allowance for lending-related commitments	133	135	150	143
Total allowance for credit losses	$415	$425	$437	$480
Allowance for loan losses as a percent of total loans	0.73%	0.76%	0.76%	0.95%
Allowance for loan losses as a percent of non-margin loans	0.85	0.87	0.88	1.10
Total allowance for credit losses as a percent of total loans	1.08	1.11	1.16	1.35
Total allowance for credit losses as a percent of non-margin loans	1.25	1.28	1.34	1.57

The total allowance for credit losses was $415 million, or 1.08% of total loans at June 30, 2007, compared with $480 million, or 1.35% of total loans at June 30, 2006, $425 million, or 1.11% of total loans at March 31, 2007 and $437 million, or 1.16% of total loans at Dec. 31, 2006. The decline in the allowance from the second quarter of 2006 reflects the continued strong credit quality of our loan portfolio.

We have $5.2 billion of secured margin loans on our balance sheet at June 30, 2007. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to these loans. As a result, we believe the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The ratio of the total allowance for credit losses to non-margin loans was 1.25% at June 30, 2007, compared with 1.57% at June 30, 2006, 1.28% at March 31, 2007 and 1.34% at Dec. 31, 2006, reflecting improvement in the credit quality since the second quarter of 2006. The ratio of the allowance for loan losses to nonperforming assets was 1,044% at June 30, 2007, compared with 1,053% at June 30, 2006, 1,000% at March 31, 2007, and 755% at Dec. 31, 2006.

The allowance for loan losses and the allowance for lending-related commitments consists of four elements:

•	an allowance for impaired credits (nonaccrual commercial credits over $1 million);

•	an allowance for higher risk rated credits;

•	an allowance for pass rated credits; and

•	an unallocated allowance based on general economic conditions and risk factors in our individual markets.

The first element, impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from borrower, the market value of the loan, or the fair value of the collateral.

The second element, higher risk rated credits, is based on the assignment of loss factors for each specific risk category of higher risk credits. We rate each credit in our portfolio that exceeds $1 million and assign the credits to specific risk pools. A potential loss factor is assigned to each pool and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and each loan rating is updated as necessary. We prepare a loss migration analysis and compare our actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool.

The third element, pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including rating agency and default and recovery, data bases to ensure ongoing consistency

The Bank of New York Mellon Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and consumer portfolios.

The fourth element, the unallocated allowance, is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle;

•	Past experience including recent loss experience;

•	Credit quality trends;

•	Collateral values;

•	Volume, composition, and growth of the loan portfolio;

•	Specific credits and industry conditions;

•	Results of bank regulatory and internal credit exams;

•	Actions by the Federal Reserve Board;

•	Delay in receipt of information to evaluate loans or confirm existing credit deterioration; and

•	Geopolitical issues and their impact on the economy.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allowance for credit losses	June 30, 2007	March 31, 2007	Dec. 31, 2006	June 30, 2006
Domestic:
Real estate	2%	2%	2%	1%
Commercial	63	64	67	69
Consumer	6	6	6	5
Foreign	1	1	2	2
Unallocated	28	27	23	23
Total	100%	100%	100%	100%

The above allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The percentage of the allowance for credit losses that is unallocated increased to 28% at June 30, 2007 from 27% at March 31, 2007 and 23% at December 31, 2006. The increase from year end reflects various factors in the current credit environment, including potential spillover into other credit markets from the distress in the sub-prime mortgage markets.

Deposits

Total deposits were $81.4 billion at June 30, 2007, compared with $62.1 billion at Dec. 31, 2006. The increase from Dec. 31, 2006 was primarily due to growth in the securities servicing businesses and the Acquired Corporate Trust Business. Noninterest-bearing deposits were $20.6 billion at June 30, 2007, compared with $19.5 billion at Dec. 31, 2006. Interest-bearing deposits were $60.8 billion at June 30, 2007, compared with $42.6 billion at Dec. 31, 2006.

Liquidity and dividends

We maintain our liquidity through the management of our assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects our efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from our securities servicing businesses and asset management and wealth management businesses are generated through our diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling us to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets which can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”).

Non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $12.7 billion and $14.1 billion on an average basis for the first six months of 2007 and 2006, respectively. Average foreign deposits, primarily from our European-based securities servicing business, were $38.5 billion and

42     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

$31.4 billion for the first six months of 2007 and 2006, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and custody businesses. Domestic savings and other time deposits were $1.1 billion on an average basis for the first six months of 2007 compared to $1.3 billion for the first six months of 2006. On a year-to-date basis, average payables to customers and broker-dealers decreased to $5.0 billion in 2007 from $5.1 billion in 2006. The decline in payables to customers and broker-dealers primarily reflects lower customer balances. Long-term debt averaged $9.5 billion and $8.1 billion for the first six months of 2007 and 2006, respectively. The increase in long-term debt reflects the building of liquidity to pay debt maturing in 2007. A significant reduction in our securities servicing businesses would reduce our access to deposits. On a year-to-date basis, average noninterest-bearing deposits increased to $15.1 billion in 2007 from $10.5 billion in 2006, reflecting organic growth in securities servicing businesses and the acquisition of the Acquired Corporate Trust Business.

Our transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Most of the deposits related to the Acquired Corporate Trust Business completed the transition to us in the second quarter of 2007. Approximately $1 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to us. These deposits will transition to us as regulatory approval is received to operate in certain foreign locations. Until the transition is complete, JPMorgan Chase will pay us for the net economic value of these deposits. In the second quarter of 2007, we recorded $13 million of net economic value payments in fee and other revenue, compared with $25 million in the first quarter of 2007 and $23 million in the fourth quarter of 2006. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans included in the sale of the Retail Business have been replaced with liquid assets and securities. Goodwill and intangibles related to the Acquired Corporate Trust Business were approximately $2.3 billion.

The Parent has four major sources of liquidity:

•	dividends from its subsidiaries;

•	the commercial paper market;

•	a revolving credit agreement with third party financial institutions; and

•	access to the capital markets.

At June 30, 2007, the Bank can pay dividends of approximately $1,133 million to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2007 to the extent of the Bank’s net income less dividends. At June 30, 2007, nonbank subsidiaries of the Parent have liquid assets of approximately $255 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

For the quarter ended June 30, 2007, the Parent’s quarterly average commercial paper borrowings were $69 million compared with $510 million for the quarter ended June 30, 2006. The Parent had cash of $2,950 million at June 30, 2007, compared with $515 million at June 30, 2006 and $2,097 million at March 31, 2007. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2007 increased by $2,440 million compared with June 30, 2006. The Parent has been increasing cash in anticipation of the repayment of long-term debt that matures in the next twelve months.

On Oct. 10, 2006, we entered into a new $250 million credit agreement with 11 financial institutions. The fee on this facility depends on our credit rating and at June 30, 2007 was six basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;

•	a ratio of Tier I capital plus the allowance for credit losses to nonperforming assets of at least 2.5;

•	a double leverage ratio less than 1.3;

•	and adequate capitalization of all our banks for regulatory purposes.

The Bank of New York Mellon Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

This line of credit matures in October 2011. There were no borrowings under this line of credit at June 30, 2007. The line was reduced to $226 million reflecting our acquisition of one of the participants, Mellon Bank, N.A., pursuant to the merger with Mellon.

We also have the ability to access the capital markets. Access to the capital markets is partially dependent on our credit ratings, which as of July 31, 2007 were as follows:

Debt ratings at July 31, 2007	Standard & Poor’s	Moody’s	Fitch	Dominion Bond Rating Service
Parent:
Commercial paper	A-1	P-1	F1+	R-1 (middle)
Subordinated long-term debt	A	Aa3	A+	A (high)
Senior long-term debt	A+	Aa2	AA-	AA (low)

The Bank of New York:
Long-term deposits	AA-	Aaa	AA	AA

Mellon Bank, N.A.:
Long-term deposits	AA-	Aaa	AA	AA
Subordinated debt	A+	Aa1	A+	AA (low)

Outlook	Stable	Stable	Positive	Positive

Moody’s upgraded our senior debt ratings for the Bank from Aa2 to Aaa in March 2007 and for the Parent from Aa3 to Aa2 in April 2007. In June 2007, Dominion Bond Rating Service upgraded the long-term ratings of the Parent and its subsidiaries to Positive from Stable and the short-term rating of the Bank to R-1 (high) from R-1 (middle).

In July 2007, the Dominion Bond Rating Service upgraded Mellon Bank, N.A.’s long-term deposits from AA (low) to AA and subordinated debt from A (high) to AA (low).

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investment in its subsidiaries.

The Parent has $700 million of long-term debt that will become due in 2007 subsequent to June 30, 2007 and $1,450 million of long-term debt due in 2008. We have $250 million of subordinated debt that will become callable and steps up to a higher interest rate in September 2007 and $400 million of subordinated debt that will become callable and steps up to a higher interest rate in 2008. We expect that we will call this debt when the interest rate steps up. In addition, the Parent periodically has the option to call $338 million of subordinated debt in 2007, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

We have $800 million of preferred trust securities that are callable in 2007. These securities qualify as Tier I Capital. All of our preferred trust securities are swapped to floating rate. We have not yet decided if we will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If we call the preferred trust securities, we expect to replace them with new preferred trust securities or senior or subordinated debt. See discussion of qualification of trust-preferred securities as capital in “Capital.”

Double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus preferred trust securities. Our double leverage ratio at June 30, 2007 and June 30, 2006 was 101.41% and 102.19%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries to expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with four financial institutions matures in March 2008. There were no borrowings under this line of credit during the second quarter of 2007. Pershing LLC has three

44     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $32 million, in aggregate, during the second quarter of 2007.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in March 2008. There were no borrowings against this line of credit during the second quarter of 2007. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $131 million, in aggregate, during the second quarter of 2007.

Statement of cash flows

Cash provided by operating activities was $1.0 billion for the first six months of 2007, compared with $2.6 billion provided by operating activities for the six months ended June 30, 2006. The source of funds in 2007 was principally due to trading activities and net income. The source of funds in 2006 was principally due to the changes in accruals and other and net income.

In the first six months of 2007, cash used for investing activities was $23.2 billion as compared to cash used for investing activities in the first six months of 2006 of $6.3 billion. In the first six months of 2007, purchases of securities available-for-sale, change in interest-bearing deposits and changes in federal funds sold and securities purchased under resale agreements were a significant use of funds. Significant uses of funds in the first six months of 2006 were purchases of securities available-for-sale, net principal disbursed on loans to customers, and change in interest-bearing deposits with banks.

Through June 30, 2007, cash provided by financing activities was $22.6 billion, compared to $3.8 billion provided by financing activities in the first six months of 2006. In the first six months of 2007, deposits were a significant source of funds. Included in these deposits are approximately $10 billion that transitioned to us related to the Acquired Corporate Trust Business. Primary sources of funds in the first six months of 2006 included deposits and net proceeds from the issuance of long-term debt.

Capital

Shareholders’ equity was $11,829 million at June 30, 2007, compared with $11,527 million at March 31, 2007, and $11,593 million at Dec. 31, 2006. During the second quarter of 2007, we retained $277 million of earnings. In July 2007, BNY Mellon declared a quarterly common stock dividend of 24 cents per share, payable on Aug. 3, 2007, to shareholders of record as of the close of business on July 25, 2007.

In the second quarter of 2007, we issued $97 million of callable medium-term subordinated notes bearing interest at rates from 5.65% to 6.20%. The notes are due in 2022 and 2032 and are callable by us after three to five years. The notes qualify as Tier II capital.

In the second quarter of 2007, we also issued $1,250 million of senior holding company debt. The issuance consisted of $500 million at a floating rate of 3-month LIBOR plus 1.50 basis points and $750 million of extendible notes at an initial rate of one-month LIBOR minus 3 basis points.

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and the Bank, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, the Bank must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of June 30, 2007 and 2006, Parent and the Bank were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier I capital to risk-weighted assets and leverage (Tier I capital to average assets), which are shown as follows:

The Bank of New York Mellon Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

	June 30, 2007		June 30, 2006		Consolidated	Well Capitalized	Adequately Capitalized
	Consolidated	Bank	Consolidated	Bank	Targets	Guidelines	Guidelines
Tier I (a)	8.09%	7.95%	7.96%	8.60%	8.00%	6%	4%
Total capital (b)	12.07	10.87	12.06	11.39		10	8
Leverage	6.37	6.33	6.22	6.82		5	3-5
Adjusted tangible common equity (c)	4.53	4.84	5.19	6.14		N/A	N/A
(a)	Tier I capital consists, generally, of common equity, trust-preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(b)	Total Capital consists of Tier I capital plus Tier II capital. Tier II capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.
(c)	Adjusted for deferred tax liabilities associated with non-tax deductible identifiable intangible assets.

N/A - Not applicable.

In a non-taxable business combination, such as our merger with Mellon, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the liability. Bank regulators and some rating agencies and analysts adjust equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement. As a result, we believe Tier I and adjusted tangible common equity should be our primary capital metrics.

The Tier I and adjusted tangible common equity ratios vary depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other factors. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole, are higher to finance these activities. For quarter-ends in 2007, the size of the balance sheet will be impacted by the receipt of approval to open new subsidiaries related to the Acquired Corporate Trust Business and the merger with Mellon.

Our Tier I capital and Total capital ratios were 8.09% and 12.07% at June 30, 2007, compared with 7.96% and 12.06% at June 30, 2006. The leverage ratio was 6.37% at June 30, 2007, compared with 6.22% at June 30, 2006. Our adjusted tangible common equity as a percentage of total assets was 4.53% at June 30, 2007, compared with 5.19% at June 30, 2006, and 5.47% at March 31, 2007.

A billion dollar change in risk-weighted assets changes the Tier I ratio by 9 basis points while a $100 million change in common equity changes the Tier I ratio by 12 basis points.

A billion dollar change in assets changes the adjusted tangible common equity ratio by 4 basis points while a $100 million change in common equity changes the adjusted tangible common equity ratio by 8 basis points.

At July 31, 2007, we had approximately $2 billion of trust preferred securities outstanding. On March 1, 2005, the Board of Governors of the Federal Reserve System (the “FRB”) adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, we will be subject to a 15% limit in the amount of trust preferred securities that can be included in Tier I capital, net of goodwill, less any related deferred tax liability. Amounts in excess of these limits will continue to be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules and the final rules, we expect all our trust preferred securities to continue to qualify as Tier I capital. Both the consolidated The Bank of New York Mellon Corporation and the Bank are expected to remain “well capitalized” under the final rule.

The following table presents the components of our risk-based capital:

46     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Risk-based capital (in millions)	June 30, 2007	June 30, 2006
Shareholders’ equity	$11,829	$10,056
Trust preferred securities	1,150	1,150
Adjustments:
Goodwill and intangibles	(6,405)	(4,775)
Other	304	136
Tier I capital	6,878	6,567
Qualifying unrealized equity security gains	4	1
Qualifying subordinated debt	2,967	2,821
Qualifying allowance for loan losses	415	568
Tier II capital	3,386	3,390
Total risk-based capital	$10,264	$9,957
Total risk-adjusted assets	$85,006	$82,544

Trading activities

The fair value and notional amounts of our financial instruments held for trading purposes at June 30, 2007 and 2006 are as follows:

Trading account	June 30, 2007			2Q07 average
	Notional Amount	Fair value		Fair value
(in millions)		Assets	Liabilities	Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$56,635	$37	$—	$19	$—
Swaps	351,606	1,575	1,306	1,744	1,472
Written options	212,935	—	657	—	608
Purchased options	182,041	194	—	203	—
Foreign exchange contracts:
Swaps	2,335	—	—	—	—
Written options	9,649	—	147	—	132
Purchased options	9,879	88	—	72	—
Commitments to purchase and sell foreign exchange	131,803	186	103	233	155
Debt securities	—	1,071	278	1,314	247
Credit derivatives	1,974	5	5	5	6
Equities	16,313	215	116	253	235
Commodity and other derivatives	268	3	—	4	—
Total trading account		$3,374	$2,612	$3,847	$2,855

The Bank of New York Mellon Corporation    47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Trading account		June 30, 2006		2Q06 average
	Notional Amount	Fair value		Fair value
(in millions)		Assets	Liabilities	Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$93,353	$57	$—	$44	$—
Swaps	283,612	1,709	1,208	2,045	1,488
Written options	214,899	—	1,011	—	1,016
Purchased options	185,068	203	—	199	—
Foreign exchange contracts:
Swaps	2,640	—	—	—	—
Written options	10,137	—	84	—	77
Purchased options	12,801	237	—	198	—
Commitments to purchase and sell foreign exchange	90,948	202	303	209	334
Debt securities	—	3,638	295	4,452	233
Credit derivatives	1,394	3	8	2	8
Equities	11,459	16	29	81	62
Total trading account		$6,065	$2,938	$7,230	$3,218

Our trading activities are focused on acting as a market maker for our customers. The risk from these market making activities and from our own positions is managed by our traders and limited in total exposure as described below.

We manage trading risk through a system of position limits, a value at risk (VAR) methodology-based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital, which is allocated to the business units for computing risk-adjusted performance. As VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historic market events are also tested. Stress tests by their design incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated.

VAR	2nd Quarter 2007
(in millions)	Average	Minimum	Maximum	June 30, 2007
Interest rate	$4.3	$2.5	$6.1	$3.3
Foreign exchange	1.3	0.8	2.6	1.1
Equity	3.0	1.1	5.4	4.9
Credit derivatives	1.0	0.5	1.7	0.7
Commodities	2.4	1.3	3.7	1.7
Diversification	(2.7)	N/M	N/M	(2.2)
Overall portfolio	9.3	7.5	11.7	9.5

VAR	Year-to-date 2007
(in millions)	Average	Minimum	Maximum
Interest rate	$3.7	$1.9	$6.1
Foreign exchange	1.2	0.6	2.6
Equity	2.5	0.8	6.6
Credit derivatives	1.0	0.5	1.7
Commodities	2.1	—	3.7
Diversification	(2.4)	N/M	N/M
Overall portfolio	8.1	3.0	11.7

48     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

VAR	1st Quarter 2007
(in millions)	Average	Minimum	Maximum	March 31, 2007
Interest rate	$3.2	$1.9	$4.9	$4.5
Foreign exchange	1.2	0.6	2.1	1.6
Equity	2.0	0.8	6.6	1.8
Credit derivatives	0.9	0.6	1.4	1.3
Commodities	1.7	—	3.3	3.3
Diversification	(2.0)	N/M	N/M	(3.4)
Overall portfolio	7.0	3.0	10.9	9.1

VAR	2nd Quarter 2006
(in millions)	Average	Minimum	Maximum	June 30, 2006
Interest rate	$3.3	$2.1	$7.6	$3.0
Foreign exchange	1.1	0.6	1.8	1.2
Equity	1.0	0.5	3.7	2.3
Credit derivatives	1.3	0.9	1.6	1.5
Diversification	(1.7)	N/M	N/M	(2.9)
Overall portfolio	5.0	3.9	6.7	5.1

VAR	Year-to-date 2006
(in millions)	Average	Minimum	Maximum
Interest rate	$3.0	$2.0	$7.6
Foreign exchange	1.1	0.6	1.8
Equity	0.9	0.5	3.7
Credit derivatives	1.1	0.6	1.6
Diversification	(1.5)	N/M	N/M
Overall portfolio	4.6	3.3	6.7
N/M -	Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the second quarter of 2007, interest rate risk generated approximately 31% of average VAR, credit derivatives risk generated 11% of average VAR, foreign exchange risk accounted for 10% of average VAR, commodities risk generated 26% of average VAR, and equity risk generated 22% of average VAR. The commodities VAR reflects the option contract we use to hedge our Section 29 synthetic fuel tax credits. During the second quarter of 2007, our daily trading loss did not exceed our calculated VAR amounts on any given day.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year:

The Bank of New York Mellon Corporation    49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Distribution of revenues (a)	Quarter ended
(in millions)	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007
	Number of occurrences
Revenue range:
Less than $(2.5)	—	—	—	—	—
$(2.5) - $0	2	3	4	6	4
$0 - $2.5	39	52	45	33	33
$2.5 - $5.0	21	8	11	20	24
More than $5.0	2	—	2	3	3
(a)	Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

Asset/liability management

Our asset/liability management activities include lending, investing in securities, accepting deposits, raising money as needed to fund assets, and processing securities and other transactions. The market risks that arise from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity. In addition to gap analysis, we use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, and changes in the prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model cannot precisely estimate net interest revenue or the impact of higher or lower interest rates on net interest revenue. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

We evaluate the effect on earnings by running various interest rate ramp scenarios up and down from a baseline scenario, which assumes no changes in interest rates. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period. The following table shows net interest revenue sensitivity for pro forma Bank of New York Mellon:

Estimated changes in net interest revenue
	Pro forma
(dollar amounts in millions)	June 30, 2007
	$	%
up 200 bp vs. stable rate	$47	1.8%
up 100 bp vs. stable rate	47	1.8
down 100 bp vs. stable rate	(14)	(0.5)
down 200 bp vs. stable rate	(31)	(1.2)

bp - basis point.

The pro forma data in the above table reflects legacy The Bank of New York, legacy Mellon and the swap with JPMorgan Chase as if the transactions were fully integrated into the company on June 30, 2007. The swap with JPMorgan Chase resulted in a more liability-sensitive balance sheet because corporate trust liabilities reprice more quickly than retail deposits. However, among other actions, we restructured our investment portfolio to readjust our interest rate sensitivity.

The baseline scenario’s Fed Funds rate in the June 30, 2007 analysis was 5.25%. The 100 basis point ramp scenarios assumes short-term rates change 25 basis points in each of the next four quarters, while the 200 basis point ramp scenarios assumes a 50 basis point per quarter change. Both the up 100 basis point and the up 200 basis point June 30, 2007 scenarios assume a steepening of the yield curve with 10-year rates rising 153 and 253 basis points, respectively. These scenarios do not reflect strategies that management could employ

50     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

to limit the impact as interest rate expectations change.

The previous table relies on certain critical assumptions including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

The Bank of New York Mellon Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Statistical information

The Bank of New York Mellon Corporation (and its subsidiaries)

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Quarter ended
	June 30, 2007		March 31, 2007		June 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$20,558	4.54%	$13,546	4.36%	$12,432	3.88%
Federal funds sold and securities under resale agreements	5,846	5.25	4,435	5.23	1,565	3.98
Margin loans	5,563	6.31	5,401	6.33	5,506	6.20
Non-margin loans:
Domestic offices	19,170	5.04	19,231	5.11	18,105	4.69
Foreign offices	12,584	5.70	11,321	5.85	10,121	5.44
Total non-margin loans	31,754	5.30	30,552	5.38	28,226	4.98
Securities
U.S. government obligations	87	4.90	86	4.95	216	4.24
U.S. government agency obligations	2,775	5.20	2,905	5.07	4,009	4.60
Obligations of states and political subdivisions	77	8.65	86	8.22	109	8.13
Other securities	22,572	5.22	19,311	5.30	18,848	5.21
Trading securities	1,325	4.27	2,753	4.99	4,469	4.61
Total securities	26,836	5.17	25,141	5.25	27,651	5.03
Total interest-earning assets	90,557	5.15	79,075	5.22	75,380	4.88
Allowance for credit losses	(290)		(286)		(344)
Cash and due from banks	2,631		2,424		3,089
Other assets	21,380		20,762		18,270
Assets of discontinued operations	45		66		13,993
Total assets	$114,323		$102,041		$110,388
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$6,406	2.87%	$6,169	2.98%	$5,213	2.60%
Savings	423	1.92	416	1.85	456	2.01
Certificates of deposit of $100,000 & over	2,679	5.23	3,133	5.43	4,105	5.05
Other time deposits	684	5.36	584	5.18	697	4.85
Foreign offices	43,418	3.64	33,560	3.67	32,544	3.10
Total interest-bearing deposits	53,610	3.64	43,862	3.70	43,015	3.24
Federal funds purchased and securities under repurchase agreements	1,377	4.79	1,527	4.97	2,893	4.62
Other funds borrowed	2,321	4.22	1,870	2.88	2,323	3.82
Payables to customers and broker-dealers	5,154	3.63	4,747	3.59	5,034	3.34
Long-term debt	10,042	5.38	8,888	5.42	8,146	5.15
Total interest-bearing liabilities	72,504	3.92	60,894	3.95	61,411	3.59
Total noninterest-bearing deposits	15,334		14,903		10,869
Other liabilities	14,874		14,901		14,233
Liabilities of discontinued operations	45		66		13,993
Total liabilities	102,757		90,764		100,506
Shareholders’ equity	11,566		11,277		9,882
Total liabilities and shareholders’ equity	$114,323		$102,041		$110,388
Net interest margin:
Taxable equivalent basis		2.01%		2.18%		1.95%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements.

52     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation (and its subsidiaries)

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Six months ended
	June 30, 2007		June 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$17,072	4.47%	$11,036	3.76%
Federal funds sold and securities under resale agreements	5,144	5.24	1,625	3.81
Margin loans	5,482	6.32	5,580	5.87
Non-margin loans:
Domestic offices	19,200	5.09	17,219	4.64
Foreign offices	11,955	5.77	9,969	5.33
Total non-margin loans	31,155	5.35	27,188	4.90
Securities
U.S. government obligations	87	4.92	220	4.50
U.S. government agency obligations	2,840	5.14	3,981	4.53
Obligations of states and political subdivisions	81	8.43	113	8.09
Other securities	20,951	5.25	18,884	5.03
Trading securities	2,035	4.75	4,592	4.50
Total securities	25,994	5.21	27,790	4.88
Total interest-earning assets	84,847	5.20	73,219	4.77
Allowance for credit losses	(288)		(339)
Cash and due from banks	2,528		3,676
Other assets	21,130		17,568
Assets of discontinued operations	55		14,147
Total assets	$108,272		$108,271
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$6,288	2.92%	$5,319	2.45%
Savings	420	1.89	462	1.56
Certificates of deposit of $100,000 & over	2,905	5.34	4,176	4.83
Other time deposits	634	5.28	799	4.56
Foreign offices	38,516	3.66	31,388	2.96
Total interest-bearing deposits	48,763	3.67	42,144	3.09
Federal funds purchased and securities under repurchase agreements	1,451	4.89	2,432	4.45
Other funds borrowed	2,098	3.63	2,153	3.91
Payables to customers and broker-dealers	4,952	3.61	5,132	3.22
Long-term debt	9,468	5.41	8,079	4.98
Total interest-bearing liabilities	66,732	3.95	59,940	3.44
Total noninterest-bearing deposits	15,120		10,496
Other liabilities	14,943		13,803
Liabilities of discontinued operations	55		14,147
Total liabilities	96,850		98,386
Shareholders’ equity	11,422		9,885
Total liabilities and shareholders’ equity	$108,272		$108,271
Net interest margin:
Taxable equivalent basis		2.10%		1.95%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements.

The Bank of New York Mellon Corporation    53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Supplemental information (pages 54 to 68)

Merger with Mellon

On July 1, 2007, we completed our merger with Mellon. Mellon is a global financial services company, headquartered in Pittsburgh, Pennsylvania, providing a broad range of financial products and services in domestic and selected international markets. Mellon is one of the world’s leading providers of financial services for institutions, corporations and government bodies, as well as entities sponsored by them; and high-net-worth individuals and families, family offices and charitable endowments, providing asset management, wealth management, asset servicing, issuer services and treasury services. At June 30, 2007, Mellon had total assets of $43 billion, shareholders’ equity of $5.2 billion, assets under custody and administration of $5.5 trillion, and $929 billion of assets under management. For the first six months of 2007, Mellon had total revenue of $2.9 billion and income from continuing operations of $524 million.

Due to the significance of the merger, we have included financial information for legacy Mellon. The following schedules are included for the second quarter and first half of 2007:

•	Financial highlights

•	Income statement

•	Balance sheet

•	Business segments

•	Average rates and balances

54     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation

Supplemental Information

Financial Highlights

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted; common shares in thousands)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Continuing operations:
Fee and other revenue	$1,363	$1,280	$1,158	$2,643	$2,278
Net interest revenue	134	125	113	259	232
Total revenue	$1,497	$1,405	$1,271	$2,902	$2,510
EPS from continuing operations:
GAAP	$.67	$.58	$.54	$1.25	$1.01
Non-GAAP adjusted (a)	.69	.61	.54	1.30	1.04

Return on tangible common equity:
GAAP	52.5%	52.0%	48.8%	52.2%	45.7%
Non-GAAP adjusted (a)	53.8%	54.8%	48.8%	54.3%	47.1%

Return on equity:
GAAP	22.4%	20.8%	21.4%	21.6%	20.1%
Non-GAAP adjusted (a)	23.0%	21.9%	21.4%	22.5%	20.7%

Fee and other revenue as a percentage of total revenue (FTE)	91%	91%	91%	91%	91%
Annualized fee and other revenue per employee (in thousands) (based on average headcount)	$316	$305	$279	311	276

Non-U.S.:
Percent of revenue (FTE)	26%	25%	21%	26%	20%
Percent of pre-tax income (FTE) – non-GAAP adjusted (a)	25%	23%	20%	24%	17%

Pre-tax operating margin (FTE):
GAAP	16%	26%	26%	21%	25%
Non-GAAP adjusted (a)	30%	28%	26%	29%	26%

Net interest margin (FTE) (b)(c)	1.80%	1.79%	1.72%	1.79%	1.82%
Selected average balances (b):
Interest-earning assets	$30,682	$29,196	$27,120	$29,943	$26,587
Total assets	42,707	41,042	39,104	41,879	38,314
Interest-bearing deposits	18,839	17,571	15,722	18,209	15,510
Noninterest-bearing deposits	8,668	8,397	8,362	8,533	8,318
Shareholders’ equity	5,033	4,746	4,182	4,891	4,170

Average common shares and equivalents outstanding:
Basic	413,885	412,357	408,154	413,053	408,851
Diluted	419,297	418,599	412,986	419,030	413,579

Period-end data
Assets under management (in billions)	$929	$883	$755
Net inflows (for the quarter) (in billions)	$16	$3	$21
Assets under custody and administration (in trillions)	$5.5	$5.2	$4.6
Securities lending cash collateral (in billions)	$234	$223	$151

Employees	17,400	17,100	16,700

Tier I capital ratio (d)	11.71%	12.89%	10.85%
Total (Tier I plus Tier II) capital ratio (d)	17.28%	18.89%	16.77%
Adjusted tangible shareholders’ equity to assets ratio (d)	5.99%	5.75%	5.49%

Book value per common share	$12.42	$11.76	$10.31
Dividends per share	$.22	$.22	$.22
Dividend yield	2.0%	2.0%	2.6%
Closing common stock price per share	$44.00	$43.14	$34.43
Market capitalization	$18,407	$17,961	$14,166
(a)	Calculated excluding pre-tax charges associated with merger and integration expenses ($116 million), early redemption of junior subordinated debentures ($46 million), exit costs associated with excess office space ($30 million), a litigation reserve charge ($5 million) and the net benefit of a tax settlement and other discrete tax items ($122 million) in 2Q07; excluding merger and integration expense ($8 million) and a litigation reserve charge ($12 million) in 1Q07; and excluding payments, benefits and awards for Mellon’s former chairman and chief executive officer pursuant to his employment agreement ($19 million) in 1Q06. The pre-tax margin for all periods presented also excludes intangible amortization.
(b)	Prior periods calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(c)	Includes fair value adjustments and the related deferred tax effect required by SFAS No. 115 in order to better harmonize Mellon’s methodology with The Bank of New York’s.
(d)	Includes discontinued operations.

The Bank of New York Mellon Corporation    55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

MELLON FINANCIAL CORPORATION

Supplemental Information

Consolidated Income Statement

	Quarter ended				Six months ended
(in millions, except per share amounts)	June 30, 2007	March 31, 2007	June 30, 2006		June 30, 2007	June 30, 2006
Fee and other revenue
Securities servicing fees:
Asset servicing	$281	$252	$244		$533	$468
Issuer services	48	52	54		100	102
Clearing and execution services	4	2	3		6	5
Total securities servicing fees	333	306	301		639	575
Asset and wealth management fees	678	650	527		1,328	1,027
Performance fees	42	35	48		77	106
Foreign exchange and other trading activities	59	55	74		114	135
Treasury services	66	66	68		132	138
Distribution and servicing	81	82	67		163	129
Investment income	38	25	10		63	38
Financing-related fees	8	11	11		19	26
Securities gains	3	—	—		3	—
Other	55	50	52		105	104
Total fee and other revenue	1,363	1,280	1,158		2,643	2,278
Net interest revenue
Interest revenue	416	400	343		816	659
Interest expense	282	275	230		557	427
Net interest revenue	134	125	113		259	232
Provision for credit losses	(3)	3	(3)		—	(2)
Net interest revenue after provision for credit losses	137	122	116		259	234
Noninterest expense
Staff	551	537	486		1,088	1,000
Professional, legal and other purchased services	121	115	114		236	218
Distribution and servicing	151	142	126		293	241
Net occupancy	91	56	58		147	117
Furniture and equipment	26	28	24		54	49
Software	20	18	21		38	41
Business development	35	28	28		63	53
Sub-custodian expenses	18	17	14		35	27
Communications	10	6	8		16	17
Other	117	81	72		198	135
Subtotal	1,140	1,028	951		2,168	1,898
Amortization of intangible assets	11	12	7		23	14
Merger and integration expense	116	8	—		124	—
Total noninterest expense	1,267	1,048	958		2,315	1,912
Income
Income from continuing operations before income taxes	233	354	316		587	600
Provision (benefit) for income taxes	(48)	111	93		63	184
Income from continuing operations	281	243	223		524	416
Discontinued operations:
Income from discontinued operations	1	11	14		12	28
Provision for income taxes	7	2	5		9	5
Discontinued operations income (loss), net	(6)	9	9		3	23
Net income	$275	$252	$232		$527	$439
Earnings per share
Basic:
Income from continuing operations	$.68	$.59	$.55		$1.27	$1.02
Income (loss) from discontinued operations, net	(.01)	.02	.03		.01	.06
Net income	$.67	$.61	$.56	(a)	$1.28	$1.07	(a)
Diluted:
Income from continuing operations	$.67	$.58	$.54		$1.25	$1.01
Income (loss) from discontinued operations, net	(.01)	.02	.03		.01	.06
Net income	$.66	$.60	$.56	(a)	$1.26	$1.06	(a)
Average shares outstanding (in thousands)
Basic	413,885	412,357	408,154		413,053	408,851
Common stock equivalents	5,412	6,242	4,832		5,977	4,728
Diluted	419,297	418,599	412,986		419,030	413,579
(a)	Amounts do not foot due to rounding.

56     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

MELLON FINANCIAL CORPORATION

Supplemental Information

Consolidated Balance Sheet

(dollar amounts in millions, except per share amounts)	June 30, 2007	Dec. 31, 2006

Assets
Cash and due from banks	$2,110	$2,854
Interest bearing deposits with banks	4,437	2,409
Federal funds sold and securities purchased under resale agreements	1,381	1,133
Securities:
Held-to-maturity (fair value of $40 and $95)	40	94
Available-for-sale	18,357	18,573
Total securities	18,397	18,667
Trading assets	1,305	1,116
Loans	7,093	5,989
Reserve for loan losses	(54)	(56)
Net loans	7,039	5,933
Premises and equipment	536	560
Accrued interest receivable	92	98
Goodwill	2,558	2,464
Intangible assets	367	383
Other assets	4,948	4,927
Assets of discontinued operations	—	934
Total assets	$43,170	$41,478

Liabilities
Deposits
Noninterest-bearing (principally domestic offices)	$8,476	$8,288
Interest-bearing deposits in domestic offices	12,448	13,758
Interest-bearing deposits in foreign offices	8,062	5,285
Total deposits	28,986	27,331
Federal funds purchased and securities sold under repurchase agreements	1,328	1,140
Trading liabilities	556	460
Payables to customers and broker-dealers	—	—
Other borrowed funds	59	91
Accrued taxes and other expenses	1,494	1,843
Other liabilities (including allowance for lending related commitments of $86 and $84)	1,254	852
Long-term debt	4,299	5,053
Liabilities of discontinued operations	—	32
Total liabilities	37,976	36,802

Shareholders’ equity
Common stock - $.50 par value Authorized - 800,000,000 shares, issued – 588,661,920 shares	294	294
Additional paid-in capital	2,065	1,983
Retained earnings	7,673	7,369
Accumulated other comprehensive loss, net of tax	(122)	(146)
Treasury stock of 170,331,472 and 173,425,195 shares, at cost	(4,716)	(4,824)
Total shareholders’ equity	5,194	4,676
Total liabilities and shareholders’ equity	$43,170	$41,478

The Bank of New York Mellon Corporation    57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon second quarter 2007 overview

Mellon reported income from continuing operations of $281 million, or 67 cents per share, in the second quarter of 2007. Mellon’s results for the second quarter of 2007 include the impact of pre-tax charges associated with merger and integration expenses ($116 million), early redemption of junior subordinated debentures ($46 million), exit costs associated with excess office space ($30 million), and a litigation reserve charge ($5 million), as well as the net benefit of a tax settlement and other discrete tax items ($122 million). Together, these amounts reduced earnings per share for the second quarter of 2007 by approximately two cents. Excluding these amounts, earnings per share from continuing operations in the second quarter of 2007 was 69 cents and increased 28% compared to income from continuing operations of $223 million, or 54 cents per share, in the second quarter of 2006. Income from continuing operations was $243 million, or 58 cents per share, in the first quarter of 2007.

Following are second quarter highlights of continuing operations for Mellon. Comparisons are with the second quarter of 2006, unless noted otherwise.

•	Total fee and other revenue amounted to $1.363 billion, an increase of $205 million, or 18%, and represented 91% of total revenue.

•

Assets under management increased 23% to a record level of $929 billion at June 30, 2007. Assets under custody and administration increased 20% to a record level of $5.5 trillion at June 30, 2007. Assets under management increased 5% (unannualized) and assets under custody and administration increased 5% (unannualized) compared to March 31, 2007.

•

Asset and wealth management fees increased 29% to $678 million, a record quarterly level, and increased 4% (unannualized) compared with the first quarter of 2007. The increase compared with the second quarter of 2006 reflects strong net asset flows over the past 12 months, improved equity markets and acquisitions, as well as a higher yield on average assets under management. Excluding the impact of acquisitions, asset and wealth management fees increased 22%. In addition, Performance fees amounted to $42 million, a decline of 12% compared to the second quarter of 2006 and an increase of 23% compared to the first quarter of 2007.

•

Asset servicing fees, including securities lending revenue, increased 16% to $281 million and increased 12% (unannualized) compared to the first quarter of 2007. The increase compared to the second quarter of 2006 reflects the impact of net new business, as well as higher earnings from the ABN AMRO Mellon and CIBC Mellon joint ventures.

•	Issuer services fees decreased 11% to $48 million. This decline resulted from a lower level of corporate actions and reimbursable expenses.

•

Foreign exchange and other trading fees decreased 20% to $59 million, and increased 8% (unannualized) compared with the first quarter of 2007. The second quarter of 2006 was a record quarter given extreme levels of volatility in the markets.

•

Investment income totaled $38 million compared to $10 million in the second quarter of 2006 and $25 million in the first quarter of 2007. The increase compared to both periods principally reflects returns on seed capital investments associated with new product development for the asset management businesses.

•

Net interest revenue (FTE) totaled $138 million, an increase of 18%, or $22 million, compared with the second quarter of 2006 and 7%, or $9 million, compared with the first quarter of 2007. The increases reflect higher levels of client deposits as well as the net benefit from the early redemption of junior subordinated debentures and the reset of adjustable rate securities.

58     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•	The net interest margin (FTE) for the second quarter of 2007 was 1.80% compared to 1.72% for the second quarter of 2006.

•	Total revenue amounted to $1.497 billion (non-FTE), an increase of 18%, or $226 million and an increase of 7% (unannualized) compared to the first quarter of 2007.

•

Total noninterest expense was $1.267 billion. Excluding merger and integration and intangible amortization, noninterest expense was $1.140 billion, an increase of 20%, or $189 million. In addition, excluding the amounts associated with the early redemption of the subordinated debentures, exit costs associated with excess real estate and the litigation reserve charge, the total increase was $108 million, or 12%, compared to the second quarter of 2006. The expense growth was principally in support of new business, acquisitions and merit increases.

The early redemption of the two series of junior subordinated debentures impacted other expense ($46 million). The exit costs associated with excess real estate impacted occupancy ($30 million). The litigation charge impacted professional and legal ($5 million).

The merger and integration expenses of $116 million principally included amounts for personnel-related ($62 million), transaction costs ($39 million) and integration/conversion ($14 million).

•

Pre-tax margin (FTE) was 16% compared to 26% in the second quarter of 2006. Excluding the impact of the second quarter 2007 items noted on the previous page, as well as the amortization of intangible assets, the pre-tax margin (FTE) was 30%.

•

The effective tax rate was negative 20.6%. Excluding the net tax benefit of $122 million the effective tax rate was 31.7%, compared with 29.3% in the second quarter of 2006. This increase reflects the impact of discrete tax benefits recorded in the second quarter of 2006.

•

Return on tangible common equity was 53% in the second quarter of 2007. Excluding the impact of the second quarter 2007 items noted on the previous page, the return on tangible common equity was 54% compared with 49% in the second quarter of 2006.

•	The adjusted tangible shareholders’ equity ratio was 5.99% at June 30, 2007 compared to 5.75% at March 31, 2007.

•	Average diluted shares totaled 419 million, essentially flat compared with the first quarter of 2007.

The Bank of New York Mellon Corporation    59

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation - Business segments

Supplemental Information

For the quarter ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$751	$109	$860	$339	$50	$—	$75	$464	$49	$1,373
Net interest revenue	(4)	75	71	32	27	—	30	89	(22)	138
Total revenue	747	184	931	371	77	—	105	553	27	1,511
Provision for credit losses	—	—	—	—	—	—	—	—	(3)	(3)
Noninterest expense (excluding intangible amortization)	487	108	595	274	56	—	79	409	252	1,256
Income before taxes (excluding intangible amortization)	$260	$76	$336	$97	$21	$—	$26	$144	$(222)	$258
Pre-tax operating margin (excluding intangible amortization) (a)	35%	41%	36%	26%	27%	—%	25%	26%	N/M	17%
Average assets	$3,405	$10,867	$14,272	$10,221	$2,441	$—	$5,937	$18,599	$9,299	$42,707 (b)

For the quarter ended March 31, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$694	$106	$800	$309	$54	$—	$75	$438	$52	$1,290
Net interest revenue	—	75	75	30	23	—	28	81	(27)	129
Total revenue	694	181	875	339	77	—	103	519	25	1,419
Provision for credit losses	—	—	—	—	—	—	—	—	3	3
Noninterest expense (excluding intangible amortization)	461	106	567	260	61	—	77	398	71	1,036
Income before taxes (excluding intangible amortization)	$233	$75	$308	$79	$16	$—	$26	$121	$(49)	$380
Pre-tax operating margin (excluding intangible amortization) (a)	34%	41%	35%	23%	21%	—%	25%	23%	N/M	27%
Average assets	$3,285	$11,008	$14,293	$9,641	$2,148	$—	$5,952	$17,741	$8,350	$41,042 (b)

60     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation - Business segments

Supplemental Information

For the quarter ended Dec. 31, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$838	$106	$944	$311	$47	$—	$72	$430	$48	$1,422
Net interest revenue	(9)	77	68	22	21	—	25	68	(23)	113
Total revenue	829	183	1,012	333	68	—	97	498	25	1,535
Provision for credit losses	—	—	—	—	—	—	—	—	5	5
Noninterest expense (excluding intangible amortization)	533	109	642	278	63	—	77	418	109	1,169
Income before taxes (excluding intangible amortization)	$296	$74	$370	$55	$5	$—	$20	$80	$(89)	$361
Pre-tax operating margin (excluding intangible amortization) (a)	36%	40%	37%	17%	7%	—%	21%	16%	N/M	24%
Average assets	$3,096	$10,760	$13,856	$10,523	$1,974	$—	$5,628	$18,125	$8,061	$41,362 (b)

For the quarter ended Sept. 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$611	$100	$711	$291	$50	$—	$70	$411	$51	$1,173
Net interest revenue	(3)	77	74	26	18	—	24	68	(19)	123
Total revenue	608	177	785	317	68	—	94	479	32	1,296
Provision for credit losses	—	—	—	—	—	—	—	—	(1)	(1)
Noninterest expense (excluding intangible amortization)	408	103	511	255	56	—	73	384	61	956
Income before taxes (excluding intangible amortization)	$200	$74	$274	$62	$12	$—	$21	$95	$(28)	$341
Pre-tax operating margin (excluding intangible amortization) (a)	33%	42%	35%	20%	18%	—%	22%	20%	N/M	26%
Average assets	$2,518	$10,544	$13,062	$10,159	$1,738	$—	$5,355	$17,252	$9,725	$41,447 (b)

The Bank of New York Mellon Corporation    61

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation - Business segments

Supplemental Information

For the quarter ended June 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$565	$100	$665	$321	$56	$—	$71	$448	$54	$1,167
Net interest revenue	(4)	76	72	25	19	—	26	70	(26)	116
Total revenue	561	176	737	346	75	—	97	518	28	1,283
Provision for credit losses	—	—	—	—	—	—	—	—	(3)	(3)
Noninterest expense (excluding intangible amortization)	391	102	493	257	62	—	72	391	67	951
Income before taxes (excluding intangible amortization)	$170	$74	$244	$89	$13	$—	$25	$127	$(36)	$335
Pre-tax operating margin (excluding intangible amortization) (a)	30%	42%	33%	26%	17%	—%	26%	25%	N/M	26%
Average assets	$2,362	$10,395	$12,757	$9,248	$1,906	$—	$5,462	$16,616	$8,350	$39,104 (b)
(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $537 million, $658 million, $1.320 billion, $1.408 billion and $1.381 billion for the quarters ended June 30, 2007, March 31, 2007, Dec. 31, 2006, Sept. 30, 2006 and June 30, 2006.

For the six months ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$1,445	$215	$1,660	$648	$104	$—	$150	$902	$101	$2,663
Net interest revenue	(4)	150	146	62	50	—	58	170	(49)	267
Total revenue	1,441	365	1,806	710	154	—	208	1,072	52	2,930
Provision for credit losses	—	—	—	—	—	—	—	—	—	—
Noninterest expense (excluding intangible amortization)	948	214	1,162	534	117	—	156	807	323	2,292
Income before taxes (excluding intangible amortization)	$493	$151	$644	$176	$37	$—	$52	$265	$(271)	$638
Pre-tax operating margin (excluding intangible amortization) (a)	34%	41%	36%	25%	24%	—%	25%	25%	N/M	22%
Average assets	$3,345	$10,937	$14,282	$9,933	$2,296	$—	$5,944	$18,173	$8,839	$41,879	(b)

62     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation - Business segments

Supplemental Information

For the six months ended June 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$1,123	$198	$1,321	$608	$105	$—	$143	$856	$119	$2,296
Net interest revenue	(2)	149	147	49	37	—	52	138	(45)	240
Total revenue	1,121	347	1,468	657	142	—	195	994	74	2,536
Provision for credit losses	—	—	—	—	—	—	—	—	(2)	(2)
Noninterest expense (excluding intangible amortization)	778	202	980	497	119	—	144	760	158	1,898
Income before taxes (excluding intangible amortization)	$343	$145	$488	$160	$23	$—	$51	$234	$(82)	$640
Pre-tax operating margin (excluding intangible amortization) (a)	31%	42%	33%	24%	16%	—%	26%	24%	N/M	25%
Average assets	$2,177	$10,337	$12,514	$8,814	$1,895	$—	$5,564	$16,273	$8,132	$38,314 (b)
(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $585 million for first six months of 2007 and $1.395 billion for the first six months of 2006.

Highlights compared with the second quarter of 2006

Asset Management:

•	Total asset and wealth management revenue increased 32% reflecting net asset flows, improved equity markets, acquisitions and a higher yield on average assets under management.

•	Distribution and servicing fees increased 21% reflecting higher sales volumes and higher market values of mutual funds.

Wealth Management:

•	Total fee and other revenue increased 9% driven by new business and improved market performance, partially offset by the mix in asset allocation and managed vs. custody-only client assets.

•	Net interest revenue decreased 1% as lower spreads on deposits were largely offset by higher loan volumes due to increased business development.

Asset Servicing:

•	Asset servicing fees increased 12% due primarily to higher earnings from the asset servicing joint ventures, higher market levels and higher securities lending revenue.

•	Foreign exchange and other trading revenue decreased 21% reflecting the record second quarter 2006 given extreme levels of key currency volatility in the market.

Issuer Services:

•	Issuer services fees decreased 11% reflecting lower ancillary services revenue.

•	Net interest revenue increased 42% resulting from a 31% increase in deposit levels.

Other Segment:

•

Noninterest expense (excluding intangible amortization) increased $185 million due to merger and integration charges ($116 million), the early redemption charge for junior subordinated debentures ($46 million), exit costs related to excess office space ($30 million) and a litigation reserve charge ($5 million).

The Bank of New York Mellon Corporation    63

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation

Supplemental Information

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Quarter ended
	June 30, 2007		March 31, 2007		June 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$3,962	4.63%	$2,839	4.50%	$2,442	3.94%
Federal funds sold and securities under resale agreements	1,452	5.38	1,321	5.40	455	5.05
Loans	6,508	6.76	6,085	7.35	5,872	6.51
Securities:
Securities available for sale	18,113	5.35	18,358	5.31	17,806	5.02
Investment securities	80	6.86	89	6.73	106	4.22
Trading securities	567	2.06	504	2.09	439	2.19

Total securities	18,760	5.26	18,951	5.23	18,351	4.94

Total interest-earning assets	30,682	5.50	29,196	5.61	27,120	5.20
Allowance for credit losses	(52)		(57)		(57)
Cash and due from banks	2,137		2,226		2,173
Other assets	9,425		9,021		8,486
Assets of discontinued operations held for sale	515		656		1,382
Total assets	$42,707		$41,042		$39,104
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$10,095	3.61%	$9,969	3.83%	$8,704	3.54%
Savings	513	4.52	458	4.31	418	3.92
Other time deposits	1,198	6.59	1,492	5.09	551	4.36
Foreign offices	7,033	3.87	5,652	3.83	6,049	3.59

Total interest-bearing deposits	18,839	3.92	17,571	4.06	15,722	3.60
Federal funds purchased and securities under repurchase agreements	1,394	4.55	1,357	4.53	2,394	4.75
Other funds borrowed	253	4.88	212	5.18	575	4.92
Payables to customers and broker-dealers	—	—	—	—	—	—
Long-term debt	4,896	6.56	5,053	6.59	4,584	6.21
Funding of discontinued operations (b)	(50)	N/M	(98)	N/M	(1,343)	N/M

Total interest-bearing liabilities	25,332	4.48	24,095	4.63	21,932	4.29
Total noninterest-bearing deposits	8,668		8,397		8,362
Other liabilities	3,159		3,148		3,246
Liabilities of discontinued operations held for sale	515		656		1,382
Total liabilities	37,674		36,296		34,922
Shareholders’ equity	5,033		4,746		4,182
Total liabilities and shareholders’ equity	$42,707		$41,042		$39,104
Net interest margin taxable equivalent basis (c)		1.80%		1.79%		1.72%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations held for sale. Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	Rates are not meaningful as the reduction in interest expense represents the cost of allocated funding of the assets of discontinued operations.
(c)	Includes fair value adjustments and the related deferred tax effect required by SFAS No. 115 in order to better harmonize Mellon’s methodology with The Bank of New York’s.

Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements. Loan fees, as well as nonaccrual loans and their related income effect, have been included in the calculation of average yields/rates.

64     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon Financial Corporation

Supplemental Information

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)

	Six months ended
	June 30, 2007		June 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$3,403	4.58%	$2,193	3.80%
Federal funds sold and securities under resale agreements	1,387	5.39	416	4.91
Loans	6,298	7.04	5,925	6.34
Securities:
Securities available for sale	18,235	5.33	17,570	4.92
Investment securities	84	6.79	109	4.17
Trading securities	536	2.07	374	2.05
Total securities	18,855	5.24	18,053	4.86
Total interest-earning assets	29,943	5.55%	26,587	5.10
Allowance for credit losses	(54)		(59)
Cash and due from banks	2,181		2,191
Other assets	9,224		8,203
Assets of discontinued operations held for sale	585		1,392
Total assets	$41,879		$38,314
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$10,033	3.72%	$8,774	3.32%
Savings	486	4.42	400	3.81
Other time deposits	1,344	6.47	536	4.20
Foreign offices	6,346	3.85	5,800	3.42
Total interest-bearing deposits	18,209	3.99	15,510	3.40
Federal funds purchased and securities under repurchase agreements	1,375	4.54	2,081	4.33
Other funds borrowed	233	5.01	517	4.38
Payables to customers and broker-dealers	—	—	—	—
Long-term debt	4,974	6.58	4,608	6.06
Funding of discontinued operations (b)	(74)	N/M	(1,355)	N/M
Total interest-bearing liabilities	24,717	4.55%	21,361	4.08
Total noninterest-bearing deposits	8,533		8,318
Other liabilities	3,153		3,073
Liabilities of discontinued operations held for sale	585		1,392
Total liabilities	36,988		34,144
Shareholders’ equity	4,891		4,170
Total liabilities and shareholders’ equity	$41,879		$38,314
Net interest margin taxable equivalent basis (c)		1.79%		1.82%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations held for sale with liabilities of discontinued operations held for sale. Presented on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(b)	Rates are not meaningful as the reduction in interest expense represents the cost of allocated funding of the assets of discontinued operations.
(c)	Includes fair value adjustments and the related deferred tax effect required by SFAS No. 115 in order to better harmonize Mellon’s methodology with The Bank of New York’s.
Note:	Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements.

The Bank of New York Mellon Corporation    65

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Sale of Retail Business and purchase of Acquired Corporate Trust Business

On Oct. 1, 2006, we acquired JPMorgan Chase’s corporate trust business and sold to JPMorgan Chase our Retail Business. The transaction further increased our focus on the securities services and asset management businesses that are at the core of our long-term business strategy.

For the quarters ended June 30, 2007 and June 30, 2006, and the year-to-date periods ended June 30, 2007 and June 30, 2006, we have prepared supplemental financial information as follows:

•	Full income statement for the Retail Business, which is reflected as discontinued operations

•	Adjusted results, which combine continuing and discontinued operations to provide continuity with historical results

•	Continuing operations and adjusted results including and excluding merger and integration costs

We believe that providing supplemental adjusted non-GAAP financial information is useful to investors in understanding the underlying operating performance of the company and our businesses and performance trends, particularly in view of the materiality and strategic significance of the JPMorgan Chase transaction. By combining the results of continuing and discontinued operations and excluding merger and integration costs, we believe investors can gain greater insight into the operating performance of the company in relation to historic results. Although we believe that the non-GAAP financial measures presented in this report enhance investors’ understanding of the company’s business and performance, these non-GAAP measures should not be considered an alternative to GAAP.

66     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation

Supplemental Information

Unaudited Consolidated Statements of Income

	Quarter ended
	June 30, 2007			June 30, 2006
(dollar amounts in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Adjusted Results	Continuing Operations	Discontinued Operations	Adjusted Results
Fee and other revenue
Securities servicing fees:
Asset servicing	$427	$—	$427	$365	$—	$365
Issuer services	367	—	367	207	—	207
Clearing and execution services	291	—	291	337	—	337
Total securities servicing fees	1,085	—	1,085	909	—	909
Asset and wealth management fees	168	—	168	134	6	140
Performance fees	21	—	21	7	—	7
Foreign exchange and other trading activities	117	—	117	128	2	130
Financing-related fees	61	—	61	64	38	102
Treasury services	55	—	55	52	7	59
Distribution and servicing	2	—	2	1	6	7
Investment income	39	—	39	38	—	38
Securities gains (losses)	(2)	—	(2)	3	—	3
Other	34	1	35	34	1	35
Total fee and other revenue	1,580	1	1,581	1,370	60	1,430
Net interest revenue
Net interest revenue	452	—	452	358	154	512
Provision for credit losses	(15)	—	(15)	(1)	1	—
Net interest revenue after provision for credit losses	467	—	467	359	153	512
Noninterest expense
Staff	752	3	755	656	67	723
Professional, legal and other purchased services	132	—	132	85	10	95
Distribution and servicing	4	—	4	4	—	4
Net occupancy	81	—	81	68	18	86
Furniture and equipment	54	—	54	48	2	50
Software	57	1	58	53	—	53
Business development	37	—	37	28	9	37
Sub-custodian expenses	42	—	42	36	—	36
Clearing and execution	44	—	44	59	—	59
Communications	23	—	23	22	1	23
Amortization of intangible assets	29	—	29	15	—	15
Merger and integration cost	47	1	48	—	—	—
Other	87	—	87	64	7	71
Total noninterest expense	1,389	5	1,394	1,138	114	1,252
Income
Income before income taxes	658	(4)	654	591	99	690
Provision for income taxes	210	(1)	209	200	42	242
Net income	$448	$(3)	$445	$391	$57	$448
Merger and integration cost, net of taxes	32	1	33	—	—	—
Net income excluding merger and integration costs	$480	$(2)	$478	$391	$57	$448
Earnings per share
Diluted earnings per share	$0.62	$—	$0.62	$0.54	$0.08	$0.62
Diluted earnings per share excluding merger and integration costs	0.66	$—	0.66	0.54	0.08	0.62

The Bank of New York Mellon Corporation    67

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation

Supplemental Information

Unaudited Consolidated Statements of Income

	Six months ended
	June 30, 2007			June 30, 2006
(dollar amounts in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Adjusted Results	Continuing Operations	Discontinued Operations	Adjusted Results
Fee and other revenue
Securities servicing fees:
Asset servicing	$820	$—	$820	$700	$—	$700
Issuer services	686	—	686	361	—	361
Clearing and execution services	573	—	573	679	—	679
Total securities servicing fees	2,079	—	2,079	1,740	—	1,740
Asset and wealth management fees	319	—	319	260	13	273
Performance fees	35	—	35	14	—	14
Foreign exchange and other trading activities	244	—	244	239	4	243
Financing-related fees	113	—	113	127	75	202
Treasury services	105	—	105	103	15	118
Distribution and servicing	4	—	4	2	10	12
Investment income	75	—	75	74	—	74
Securities gains (losses)	—	—	—	(1)	—	(1)
Other	81	15	96	77	14	91
Total fee and other revenue	3,055	15	3,070	2,635	131	2,766
Net interest revenue
Net interest revenue	879	—	879	697	303	1,000
Provision for credit losses	(30)	—	(30)	(1)	6	5
Net interest revenue after provision for credit losses	909	—	909	698	297	995
Noninterest expense
Staff	1,472	12	1,484	1,260	131	1,391
Professional, legal and other purchased services	262	2	264	167	18	185
Distribution and servicing	8	—	8	8	—	8
Net occupancy	160	—	160	136	38	174
Furniture and equipment	104	—	104	99	4	103
Software	111	1	112	108	1	109
Business development	67	—	67	51	18	69
Sub-custodian expenses	76	—	76	70	—	70
Clearing and execution	81	—	81	109	—	109
Communications	42	—	42	48	2	50
Amortization of intangible assets	57	—	57	28	—	28
Merger and integration cost	62	9	71	—	—	—
Other	159	—	159	123	15	138
Total noninterest expense	2,661	24	2,685	2,207	227	2,434
Income
Income before income taxes	1,303	(9)	1,294	1,126	201	1,327
Provision for income taxes	418	(3)	415	375	82	457
Net income	$885	$(6)	$879	$751	$119	$870
Merger and integration cost, net of taxes	42	6	48	—	—	—
Net income excluding merger and integration costs	$927	$—	$927	$751	$119	$870
Earnings per share
Diluted earnings per share	$1.23	$(.01)	$1.22	$1.03	$0.16	$1.20	(a)
Diluted earnings per share excluding merger and integration costs	1.28	—	1.28	1.03	0.16	1.20	(a)
(a)	Amount does not foot due to rounding.

68     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York historical earnings per share and average shares outstanding

In the merger transaction between The Bank of New York and Mellon, The Bank of New York shareholders received .9434 shares of BNY Mellon common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. Mellon shareholders received one share of BNY Mellon common stock for each share of Mellon common stock outstanding on the closing date of the merger. The table below converts earnings per share and average shares outstanding for The Bank of New York into post-merger share count terms.

In addition, all authorized, issued, treasury stock and loan to ESOP share amounts have been adjusted for the conversion ratio of .9434 described above. In the merger transaction, all shares of treasury stock of The Bank of New York and Mellon were cancelled and retired.

The Bank of New York -	Quarter ended			Six months ended
Common stock conversion ratio	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings per share:
Basic - historical basis	$.60	$.58	$.52	$1.18	$.99
Basic - adjusted for exchange ratio	.63	.62	.55	1.25	1.05

Basic - historical basis - excluding merger and integration expenses	.64	.60	.52	1.23	.99
Basic - adjusted for exchange ratio - excluding merger and integration expenses	.68	.63	.55	1.31	1.05

Fully diluted - historical basis	.59	.57	.52	1.16	.98
Fully diluted - adjusted for exchange ratio	.62	.61	.54	1.23	1.03

Fully diluted - historical basis - excluding merger and integration expenses	.63	.59	.52	1.21	.98
Fully diluted - adjusted for exchange ratio - excluding merger and integration expenses	.66	.62	.54	1.28	1.03

Average shares outstanding (in thousands):
Basic - historical basis	752,367	750,737	756,255	751,557	760,032
Basic - adjusted for exchange ratio	709,783	708,245	713,451	709,019	717,014

Fully diluted - historical basis	766,018	763,083	764,713	764,559	769,147
Fully diluted - adjusted for exchange ratio	722,661	719,893	721,430	721,285	725,613

The Bank of New York Mellon Corporation    69

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Government monetary policies and Competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

The businesses in which we operate are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which the we conduct operations.

A wide variety of domestic and foreign companies compete for processing services. For securities servicing and treasury services, international, national, and regional commercial banks, trust banks, investment banks, specialized processing companies, outsourcing companies, data processing companies, stock exchanges, and other business firms offer active competition. In the asset management and wealth management markets, international, national, and regional commercial banks, standalone asset management companies, mutual funds, securities brokerage firms, insurance companies, investment counseling firms, and other business firms and individuals actively compete for business. Commercial banks, savings banks, savings and loan associations, and credit unions actively compete for deposits, and money market funds and brokerage houses offer deposit-like services. These institutions, as well as commercial finance companies, factors, insurance companies and pension trusts, are important competitors for various types of loans. Issuers of commercial paper compete actively for funds and reduce demand for bank loans.

Website information

The Company’s website is www.bnymellon.com. The Company currently makes available on its website The Bank of New York’s and Mellon’s SEC filings, including their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with the SEC prior to the merger. In addition, since the date of the merger, the Company has made available on its website the following materials (and will make the following materials available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC):

•

All of its SEC filings, including annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Form 3, 4 and 5 and any proxy statement mailed in connection with the solicitation of proxies;

•	Its earnings releases and management conference calls and presentations; and

•	Its corporate governance guidelines and the charters of the Audit and Examining, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of its Board of Directors.

The SEC reports and the corporate governance guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent to The Bank of New York Mellon Corporation, Corporate Communications, One Wall Street, NY, NY 10286.

70     The Bank of New York Mellon Corporation

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED INCOME STATEMENT (unaudited)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fee and other revenue
Securities servicing fees:
Asset servicing	$427	$393	$365	$820	$700
Issuer services	367	319	207	686	361
Clearing and execution services	291	282	337	573	679
Total securities servicing fees	1,085	994	909	2,079	1,740
Asset and wealth management fees	168	151	134	319	260
Performance fees	21	14	7	35	14
Foreign exchange and other trading activities	117	127	128	244	239
Financing-related fees	61	52	64	113	127
Treasury services	55	50	52	105	103
Distribution and servicing	2	2	1	4	2
Investment income	39	36	38	75	74
Securities gains (losses)	(2)	2	3	—	(1)
Other	34	47	34	81	77
Total fee and other revenue	1,580	1,475	1,370	3,055	2,635
Net interest revenue
Interest revenue	1,162	1,021	910	2,183	1,723
Interest expense	710	594	552	1,304	1,026
Net interest revenue	452	427	358	879	697
Provision for credit losses	(15)	(15)	(1)	(30)	(1)
Net interest revenue after provision for credit losses	467	442	359	909	698
Noninterest expense
Staff	752	720	656	1,472	1,260
Professional, legal and other purchased services	132	130	85	262	167
Distribution and servicing	4	4	4	8	8
Net occupancy	81	79	68	160	136
Furniture and equipment	54	50	48	104	99
Software	57	54	53	111	108
Business development	37	30	28	67	51
Sub-custodian expenses	42	34	36	76	70
Clearing and execution	44	37	59	81	109
Communications	23	19	22	42	48
Other	87	72	64	159	123
Subtotal	1,313	1,229	1,123	2,542	2,179
Amortization of intangible assets	29	28	15	57	28
Merger and integration expense:
The Bank of New York Mellon	35	4	—	39	—
Acquired Corporate Trust Business	12	11	—	23	—
Total noninterest expense	1,389	1,272	1,138	2,661	2,207
Income
Income from continuing operations before income taxes	658	645	591	1,303	1,126
Provision for income taxes	210	208	200	418	375
Income from continuing operations	448	437	391	885	751
Discontinued operations:
Income (loss) from discontinued operations	(4)	(5)	99	(9)	201
Provision (benefit) for income taxes	(1)	(2)	42	(3)	82
Discontinued operations income (loss), net	(3)	(3)	57	(6)	119
Net income	$445	$434	$448	$879	$870
Earnings per share (a)
Basic:
Income from continuing operations	$.63	$.62	$.55	$1.25	$1.05
Income (loss) from discontinued operations, net	—	—	.08	(.01)	.16
Net income	$.63	$.61 (b)	$.63	$1.24	$1.21
Diluted:
Income from continuing operations	$.62	$.61	$.54	$1.23	$1.03
Income (loss) from discontinued operations, net	—	—	.08	(.01)	.16
Net income	$.62	$.60 (b)	$.62	$1.22	$1.20 (b)
Average shares outstanding (in thousands) (a)
Basic	709,783	708,245	713,451	709,019	717,014
Common stock equivalents	12,878	11,648	7,979	12,266	8,599
Diluted	722,661	719,893	721,430	721,285	725,613
(a)	Earnings per share and average shares outstanding are presented in post merger share count terms. See page 69 for additional information.
(b)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    71

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED BALANCE SHEET (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2007	Dec. 31, 2006
Assets
Cash and due from banks	$3,265	$2,840
Interest-bearing deposits with banks	22,882	13,172
Federal funds sold and securities purchased under resale agreements	11,998	5,114
Securities:
Held-to-maturity (fair value of $1,386 and $1,710)	1,416	1,729
Available-for-sale	25,783	19,377
Total securities	27,199	21,106
Trading assets	3,374	5,544
Loans	38,404	37,793
Reserve for loans losses	(282)	(287)
Net loans	38,122	37,506
Premises and equipment	1,119	1,050
Accrued interest receivable	480	422
Goodwill	5,120	5,172
Intangible assets	1,437	1,453
Other assets	11,332	9,973
Assets of discontinued operations	5	18
Total assets	$126,333	$103,370

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$20,619	$19,554
Interest-bearing deposits in domestic offices	9,680	10,041
Interest-bearing deposits in foreign offices	51,054	32,551
Total deposits	81,353	62,146
Federal funds purchased and securities sold under repurchase agreements	1,543	790
Trading liabilities	2,612	2,507
Payables to customers and broker-dealers	7,900	7,266
Other funds borrowed	1,809	1,625
Accrued taxes and other expenses	4,230	5,129
Other liabilities (including allowance for lending related commitments of $133 and $150)	4,205	3,477
Long-term debt	10,796	8,773
Liabilities of discontinued operations	56	64
Total liabilities	114,504	91,777

Shareholders’ equity (a)
Common stock-par value $.01 per share, authorized 3,500,000,000 shares, issued 996,214,311 and 994,110,501	10	10
Additional paid-in capital	10,203	10,035
Retained earnings	9,571	9,444
Accumulated other comprehensive loss, net of tax	(408)	(317)
Less: Treasury stock of 279,118,466 and 280,935,236 shares, at cost	(7,544)	(7,576)
Loan to ESOP (95,994 and 95,994 shares)	(3)	(3)
Total shareholders’ equity	11,829	11,593
Total liabilities and shareholders’ equity	$126,333	$103,370
(a)	Par value, authorized, issued, treasury stock and loan to ESOP shares have been restated in post merger share count terms. See page 69 for additional information.
Note:	The balance sheet at Dec. 31, 2006 has been derived from the audited financial statements as of that date.
See accompanying Notes to Consolidated Financial Statements.

72     The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six months ended June 30,
(in millions)	2007	2006
Operating activities
Net income	$879	$870
Provision for credit losses	(30)	5
Depreciation and amortization	226	219
Deferred income taxes	118	98
Securities gains and venture capital income	(33)	(40)
Change in trading activities	2,152	484
Change in accruals and other, net	(2,268)	957
Net cash provided by operating activities	1,044	2,593
Investing activities
Change in interest bearing deposits with banks	(9,545)	(2,981)
Change in margin loans	(21)	992
Purchases of securities held-to-maturity	—	(506)
Paydowns of securities held-to-maturity	135	140
Maturities of securities held-to-maturity	189	81
Purchases of securities available-for-sale	(11,461)	(6,331)
Sales of securities available-for-sale	386	1,780
Paydowns of securities available-for-sale	1,767	2,471
Maturities of securities available-for-sale	2,748	2,312
Net principal disbursed on loans to customers	(501)	(3,915)
Proceeds from loans held for sale and other loan sales	—	97
Change in federal funds sold and securities purchased under resale agreements	(6,884)	190
Purchases of premises and equipment/capitalized software	(118)	(86)
Acquisitions, net of cash disbursed	(68)	(349)
Proceeds from the sale of premises and equipment	1	3
Other, net	174	(159)
Net cash (used for) investing activities	(23,198)	(6,261)
Financing activities
Change in deposits	18,880	5,135
Change in federal funds purchased and securities sold under repurchase agreements	753	343
Change in payables to customers and broker-dealers	634	(1,986)
Change in other funds borrowed	271	337
Net proceeds from the issuance of long-term debt	2,147	1,114
Repayments of long-term debt	(22)	(545)
Issuance of common stock	240	182
Tax benefit realized on share-based payment awards	23	14
Treasury stock acquired	(40)	(452)
Cash dividends paid	(336)	(323)
Net cash provided by financing activities	22,550	3,819
Effect of exchange rate changes on cash	29	(47)
Change in cash and due from banks
Change in cash and due from banks	425	104
Cash and due from banks at beginning of period	2,840	3,515
Cash related to discontinued operations	—	(609)
Cash and due from banks at end of period	$3,265	$3,010
Supplemental disclosures
Interest paid	$1,312	$1,066
Income taxes paid	763	386
Income taxes refunded	1	—

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    73

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

The Bank of New York Mellon Corporation

Six months ended June 30, 2007 (in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	ESOP loan	Total shareholders’ equity
Balance at Jan. 1, 2007	$10	$10,035	$9,444	$(317)	$(7,576)	$(3)	$11,593
Adjustments for the cumulative effect of applying FSP FAS 13-2 and FIN 48, net of taxes of $(214)	—	—	(416)	—	—	—	(416)
Adjusted balance at Jan. 1, 2007	10	10,035	9,028	(317)	(7,576)	(3)	11,177
Comprehensive income:
Net income	—	—	879	—	—	—	879
Other comprehensive income:
Reclassification adjustment, net of taxes of $7	—	—	—	14	—	—	14
Foreign currency translation adjustment, net of taxes of $-	—	—	—	3	—	—	3
Change in fair value of securities available-for-sale, net of taxes of $54	—	—	—	(108)	—	—	(108)
Total comprehensive income	—	—	879	(91)	—	—	788
Dividends on common stock at $0.47 per share	—	—	(336)	—	—	—	(336)
Repurchase of common stock	—	—	—	—	(40)	—	(40)
Common stock issued under employee benefit plans	—	168	—	—	—	—	168
Stock awards and options exercised	—	—	—	—	72	—	72
Balance at June 30, 2007	$10	$10,203	$9,571	$(408)	$(7,544)	$(3)	$11,829
Note:	Comprehensive income for the six months ended June 30, 2007 and 2006 was $788 million and $773 million.
See accompanying Notes to Consolidated Financial Statements.

74     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of presentation and informational disclosures

The accounting and reporting policies of The Bank of New York Mellon, a financial holding company, and its consolidated subsidiaries (“BNY Mellon”) conform with U.S. generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of our annual financial statements.

We provide a complete range of banking and other financial services to corporations and individuals worldwide through our business segments: Asset and Wealth Management, Institutional Services, and Other. “Business Segment Accounting Principles” and “Segment Financial Data” are incorporated from the Business Segment Review section of Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations (“MD&A”). There were no major customers from whom revenues were individually material to our performance.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Note 2 — Merger with Mellon Financial Corporation

On July 1, 2007, we completed our merger with Mellon Financial Corporation (“Mellon”), headquartered in Pittsburgh, Pennsylvania. Both companies merged into a new holding company named The Bank of New York Mellon Corporation (“BNY Mellon”) upon completion of the transaction. In the transaction, each share of Mellon $.50 par value common stock was converted into one share of BNY Mellon $.01 par value common stock and each share of The Bank of New York $7.50 par value common stock was converted into .9434 shares of BNY Mellon $.01 par value common stock. As a result, all per share information for The Bank of New York has been restated in post-merger share count terms. In addition, the June 30, 2007 common stock and additional paid-in capital amounts have been adjusted to reflect the change in par value to BNY Mellon’s common stock, which occurred on July 1, 2007. The merger was accounted for as a purchase of Mellon for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company presented in this Form 10-Q are the historical financial statements of The Bank of New York.

At June 30, 2007, Mellon had total assets of $43 billion and total common shares outstanding of 418,330,448. Mellon’s total revenue and net income from continuing operations for the first six months of 2007 were $2,902 million and $524 million, respectively.

BNY Mellon is a global financial services company focused on helping clients manage and move their financial assets, operating in 37 countries and serving more than 100 markets. The company is a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset management and wealth management, asset servicing, issuer services and treasury services through a worldwide client-focused team. It has more than $20 trillion in assets under custody and administration and more than $1 trillion in assets under management, and it services $10 trillion in outstanding debt.

The combined company has annual revenues of more than $13 billion, with approximately 30% derived from asset servicing, 40% from issuer services, clearing and execution services and treasury services, and 30% from asset and wealth management. By the end of 2008, we expect to be well positioned to capitalize on global growth trends, including the evolution of emerging markets, the increasing need for more complex financial products and services, and the increasingly global need for people to save and invest for retirement. Almost a third of combined revenue is derived internationally.

The Bank of New York Mellon Corporation    75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Accounting changes and new accounting pronouncements

SFAS No. 123 (Revised 2004)

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” in 1995. At that time, as permitted by the standard, we elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and accounted for the options granted to employees using the intrinsic value method, under which no expense is recognized for stock options because they were granted at the stock price on the grant date and therefore have no intrinsic value.

On Jan. 1, 2003, we adopted the fair value method of accounting for its options under SFAS 123 as amended by SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 permitted three different methods of adopting fair value: (1) the prospective method, (2) the modified prospective method, and (3) the retroactive restatement method. Under the prospective method, options issued after Jan. 1, 2003 are expensed while all options granted prior to Jan. 1, 2003 are accounted for under APB 25 using the intrinsic value method. Consistent with industry practice, we elected the prospective method of adopting fair value accounting.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We adopted SFAS 123(R) on Jan. 1, 2006 using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As of Jan. 1, 2006, we were amortizing all of our unvested stock option grants. Certain of our stock compensation grants vest when the employee retires. SFAS 123(R) requires the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to Jan. 1, 2006, we will continue to expense them over their stated vesting period. As a result of the early retirement provisions, the adoption of SFAS 123(R) increased pre-tax expense in 2006 by $12 million.

During the six months ended June 30, 2007, approximately 7 million options were granted. In the second quarter of both 2007 and 2006, we recorded $14 million of stock option expense. The SFAS 123(R) impact related to early retirement was $4.1 million for the second quarter of 2007 and $13.0 million in the first half of 2007.

The fair value of options granted in 2007 and 2006 were estimated at the grant date using the following weighted average assumptions:

	Quarter ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Dividend yield	2.43%	2.77%	2.45%	2.77%
Expected volatility	22.00	22.43	23.01	22.43
Risk free interest rates	4.42	4.72	4.42	4.72
Expected options lives (in years)	6	6	6	6

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 140 and SFAS 133. SFAS 155 permits us to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and

76     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

be accounted for separately under SFAS 133. SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after Dec. 31, 2006. On Jan. 17, 2007, the FASB issued Derivative Implementation Groups (“DIG”) Issue B40 which impacts how SFAS 155 is applied. The adoption of SFAS 155 and DIG Issue B40 did not have a significant impact on our investment activities.

FSP FAS 13-2 - Leases

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction,” revising the accounting guidance under SFAS No. 13 (“SFAS 13”), “Accounting for Leases,” for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result in 2007, we recognized a one-time after-tax charge to equity of $389 million related to a change in the timing of our lease cash flows due to the LILO settlement. See “Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements. However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases. In the first six months of 2007, we recognized after-tax income of $5 million. Since we have not yet reached a settlement with the IRS related to LILOs originated in 1998, the charge to equity was estimated assuming a Dec. 31, 2007 settlement date. The portion of the one-time charge related to 1998 LILOs will be taken into income between the settlement date and the end of the lease term.

SFAS No. 157 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 will require us to consider the effect of our own credit standing in determining the fair value of its liabilities. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. We expect to adopt SFAS 157 on Jan. 1, 2008. We are currently evaluating the impact of SFAS 157.

SFAS No. 158 - Pensions

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires us to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the fiscal year, (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in

The Bank of New York Mellon Corporation    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comprehensive income) and (d) provide additional disclosure. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective as of the end of the fiscal year ending after Dec. 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after Dec. 15, 2008. On Dec. 31, 2006, we adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 resulted in a charge to equity of $264 million.

FIN No. 48 - Taxes

In 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that a tax position meet a “more-likely-than-not threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The impact of adoption in 2007 was a charge to equity of $27 million. See “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion related to FIN 48.

SFAS No. 159 - Fair Value Options

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and to provide additional information that will help investors and other users of financial statements to understand more easily the effect on earnings of the company’s choice to use fair value. It also requires companies to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. We expect to adopt SFAS 159 along with SFAS 157 on Jan. 1, 2008 and are currently evaluating the impact of SFAS 159.

SOP 07-1 - Investment Companies

In May 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This new standard provides guidance for determining whether an entity is an “investment company,” as defined, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor.

We plan to adopt SOP 07-1 concurrent with the adoption of SFAS 157 and 159 on Jan. 1, 2008. SOP 07-1 may impact our ability to account for certain investments at fair value. However, SFAS 157 and 159 will allow us to continue to use fair value accounting for these investments. As a result, we do not expect that adoption of the SOP will have a material impact on our financial position or results of operations.

Certain other prior year information has been reclassified to conform its presentation with the 2007 financial statements.

Note 4 — Acquisitions and dispositions

We continue to be a selective acquirer of securities servicing and asset management businesses.

2007

We frequently structure our acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth, and we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

Goodwill and tax-deductible portion of goodwill related to completed acquisitions in the first six months of 2007 was zero. At June 30, 2007, we were liable for potential contingent payments related to acquisitions in the amount of $130 million. Cash paid or accrued for acquisitions and contingent

78     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

payments was $89 million in the first six months of 2007.

In addition to the previously discussed merger with Mellon, in January 2007, certain clearing and custody relationships rights were acquired by our Pershing subsidiary. The transaction involved 46 organizations, comprised of 30 registered investment advisor firms and 16 introducing broker-dealer firms.

In March 2007, we sold our 49% stake in joint venture BNY Mortgage Co. to EverBank Financial Corp. The transaction is consistent with our strategic moves to focus on asset management and securities servicing.

In June 2007, we sold our 30% equity investment in RBS International Securities Services (Holdings) Limited to BNP Paribas Securities Services.

2006

On Oct. 1, 2006, we sold our Retail Business to JPMorgan Chase for the net asset value plus a premium of $2.3 billion. JPMorgan Chase sold its corporate trust business to us for the net asset value plus a premium of $2.15 billion. The difference between premiums resulted in a net cash payment of $150 million to The Bank of New York. There is also a contingent payment of up to $50 million to us tied to customer retention. For further details, see “Discontinued Operations” in the Notes to Consolidated Financial Statements.

JPMorgan Chase’s corporate trust business comprised issues representing $5 trillion in total debt outstanding. It had 2,400 employees in more than 40 locations globally. Prior to the acquisition, our corporate trust business comprised issues representing $3 trillion in total debt outstanding and had 1,300 employees in 25 locations globally.

The Bank of New York’s retail bank consisted of 338 branches in the Tri-State region, serving approximately 700,000 consumer households and small businesses with $13 billion in deposits and $9 billion in assets at Sept. 30, 2006. Our regional middle market businesses provided financing, banking and treasury services for middle market clients, serving more than 2,000 clients in the Tri-State region. Together, the units had 4,000 employees located in New York, New Jersey, Connecticut and Delaware.

The transaction further increases our focus on the securities services and wealth management businesses that have fueled our growth in recent years and that are at the core of our long-term business strategy.

We recorded an after-tax gain of $1,381 million on the sale of the Retail Business and we also expect to incur after-tax charges of $150 million related to the acquisition. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5% in 2007 to 1.5% in 2009), but to be accretive to cash earnings per share in 2009 when cost savings are fully phased in.

On a pro forma basis, if the acquisition of the Acquired Corporate Trust Business had occurred on Jan. 1, 2006, the transaction would have had the following impact:

(dollar amounts in millions, except per share amounts)	Quarter ended June 30, 2006		Six months ended June 30, 2006
	Reported	Pro forma	Reported	Pro forma
Revenue	$1,728	$1,934	$3,332	$3,743
Net income from continuing operations	391	440	751	848
Net income	448	497	870	967

Diluted earnings per share from continuing operations	$0.54	$0.61	$1.03	$1.17
Diluted earnings per share	0.62	0.69	1.20	1.33

The pro forma results are based on adding the pre-tax historical results of the Acquired Corporate Trust Business to our results and adjusting for amortization of intangibles created in the transaction and taxes. The pro forma data does not include adjustments to reflect our operating costs or expected differences in the way funds generated by the Acquired Corporate Trust Business are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

The Bank of New York Mellon Corporation    79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our transaction with JPMorgan Chase altered the composition of the balance sheet. When the Acquired Corporate Trust Business is fully integrated in 2007, approximately $14 billion of U.S. dollar retail deposits will have been replaced with between $11 billion and $14 billion of institutional corporate trust deposits. Approximately $1 billion of deposits related to the Acquired Corporate Trust Business have not yet transitioned to us. These deposits will transition to us as regulatory approval is received to operate in certain foreign locations. Until the transition is complete, JPMorgan Chase will pay us for the net economic value of these deposits. In the second quarter of 2007, we recorded $13 million of net economic value payments in fee and other revenue, compared with $25 million in the first quarter of 2007 and $23 million in the fourth quarter of 2006. On the asset side of the balance sheet, approximately $8 billion of retail and middle market loans included in the sale of the Retail Business have been replaced with liquid assets and securities. Goodwill and intangibles related to the Acquired Corporate Trust Business were approximately $2.3 billion.

On Oct. 2, 2006, we completed the transaction resulting in the formation of BNY ConvergEx Group. BNY ConvergEx Group brought together BNY Securities Group’s trade execution, commission management, independent research and transition management business with Eze Castle Software, a leading provider of trade order management and related investment technologies. This transaction enabled us to achieve several objectives including repositioning our execution services business for faster growth and enhancing the product offering for our client base, while allowing us to withdraw capital committed to the business.

BNY ConvergEx Group is a leading global agency brokerage and technology company offering a complete spectrum of pre-trade, trade, and post-trade solutions for traditional money managers, hedge funds, broker-dealers, corporations and plan sponsors. BNY ConvergEx Group has a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney.

BNY Mellon, as successor to The Bank of New York, and GTCR Golder Rauner, LLC each hold a 35% stake in BNY ConvergEx Group, with the balance held by Eze Castle Software’s investors and BNY ConvergEx Group’s management team. BNY ConvergEx Group, with pro forma 2005 revenues of approximately $340 million, is an affiliate of The Bank of New York and is reflected on our financial statements as an equity investment. After the use of the proceeds to repurchase shares, the transaction is expected to be neutral to earnings per share.

The BNY Securities Group businesses included in BNY ConvergEx Group are BNY Brokerage, Lynch, Jones & Ryan, G-Port, Westminster Research and BNY Jaywalk. In addition, our B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York.

On Dec. 1, 2006, we sold our transfer agency software business, Rufus, to Bravura Solutions Limited (“Bravura”), a leading global supplier of wealth management applications and professional services, for approximately $38 million. Under the agreement, Bravura acquired all of the software and intellectual property comprising Rufus, and all existing employees will transfer to Bravura.

On Dec. 19, 2006, we acquired the remaining 50% stake in AIB/BNY Securities Services (Ireland) Ltd. (“AIB/BNY”) that we did not own from Allied Irish Banks, p.l.c. (“AIB”). AIB/BNY was established in 1995 as a joint venture between AIB and The Bank of New York to provide a range of services for a number of fund structures domiciled in Ireland. At acquisition, AIB/BNY had $210 billion assets under administration and employed 600 staff in its Dublin and Cork offices.

Note 5 — Discontinued operations

On Oct. 1, 2006, we acquired JPMorgan Chase’s corporate trust business and JPMorgan Chase acquired our Retail Business. We adopted discontinued operations accounting for our Retail Business. Also included in the sales agreement are provisions related to transitional services. The results from continuing operations exclude the

80     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

results of our Retail Business and include the operations of the Acquired Corporate Trust Business only after Oct. 1, 2006.

Results for all the Retail Business are reported separately as discontinued operations for all periods presented. The assets and liabilities of the businesses sold are included in assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet. Net interest revenue has been computed by allocating investment securities and federal funds sold and related interest income to discontinued operations to match the amount and duration of the assets sold with the amount and duration of the liabilities sold.

Summarized financial information for discontinued operations related to the Retail Business is as follows:

Discontinued operations - Retail Business	Quarter ended			Six months ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fee and other revenue	$1	$14	$60	$15	$131
Net interest revenue	—	—	154	—	303
Total revenue, net of interest expense	$1	$14	$214	$15	$434

Income (loss) from discontinued operations	$(4)	$(5)	$99	$(9)	$201
Income taxes (benefits)	(1)	(2)	42	(3)	82
Income (loss) from discontinued operations, net of taxes	$(3)	$(3)	$57	$(6)	$119

Assets and liabilities of discontinued operations as of June 30, 2007 and Dec. 31, 2006 were not significant.

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table shows the changes to goodwill, by business segment for the first six months of 2007:

Goodwill (in millions)	Asset and Wealth Management	Institutional Services	Total
Balance at Dec. 31,2006	$605	$4,567	$5,172
Acquisitions	—	8	8
Foreign exchange translation	—	12	12
Other (a)	17	(89)	(72)
Balance at June 30, 2007	$622	$4,498	$5,120
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Our reporting units are tested annually for goodwill impairment.

The Bank of New York Mellon Corporation    81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets

Intangible assets (in millions)	Trade names		Customer relationships	Other intangible assets
Dec. 31, 2006:
Gross carrying amount	$370		$1,231	$17
Accumulated amortization	—		(148)	(17)
Net carrying amount	$370		$1,083	$—

June 30, 2007:
Gross carrying amount	$370		$1,273	$8
Accumulated amortization	—		(206)	(8)
Net carrying amount	$370		$1,067	$—
Weighted average amortization period in years		(a)	13	—
(a)	Indefinite life.

The aggregate amortization expense of intangibles was $29 million and $15 million for the quarters ended June 30, 2007 and 2006. The aggregate amortization expense of intangibles was $57 million and $28 million for the six months ended June 30, 2007 and 2006. Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2007	$116
2008	115
2009	113
2010	112
2011	112

Note 7 — Allowance for credit losses

The allowance for credit losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the credit portfolio at the balance sheet date. Management’s judgment includes the following factors, among others: risks of individual credits; past experience; the volume, composition, and growth of the credit portfolio; and economic conditions.

We conduct a quarterly portfolio review to determine the adequacy of our allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer exposures are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management analyzes the results and determines the allowance for credit losses. Our Board of Directors reviews the allowance at the end of each quarter.

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See “Critical Accounting Policies” and “Allowance” in the MD&A section for additional information.

Commercial loans are placed on nonaccrual status when collateral is insufficient and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Accrued interest is usually reversed when a loan is placed on nonaccrual status. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual loans are restored to accrual status when principal and interest are current or they become fully collateralized. Consumer loans are not classified as nonperforming assets, but are charged off and interest accrued is suspended based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell.

82     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended June 30, 2007 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, beginning of period	$290	$135	$425
Charge-offs	—	—	—
Recoveries	5	—	5
Net (charge-offs)/recoveries	5	—	5
Provision	(13)	(2)	(15)
Balance, end of period	$282	$133	$415

For the six months ended June 30, 2007 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, beginning of period	$287	$150	$437
Charge-offs	—	(5)	(5)
Recoveries	13	—	13
Net (charge-offs)/recoveries	13	(5)	8
Provision	(18)	(12)	(30)
Balance, end of period	$282	$133	$415

For the quarter ended June 30, 2006 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, beginning of period	$334	$140	$474
Charge-offs	(1)	—	(1)
Recoveries	8	—	8
Net (charge-offs)/recoveries	7	—	7
Provision	(4)	3	(1)
Balance, end of period	$337	$143	$480

For the six months ended June 30, 2006 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, beginning of period	$326	$145	$471
Charge-offs	(4)	—	(4)
Recoveries	14	—	14
Net (charge-offs)/recoveries	10	—	10
Provision	1	(2)	(1)
Balance, end of period	$337	$143	$480

Note 8 — Other assets

Other assets (in millions)	June 30, 2007	Dec. 31, 2006
Accounts and interest receivable	$4,327	$3,443
Fails to deliver	1,462	1,523
Other investments	924	857
Prepaid pension assets	613	635
Software	396	388
Margin deposits	376	324
Prepaid expenses	208	223
Due from customers on acceptances	238	213
Other	2,788	2,367
Total other assets	$11,332	$9,973

The Bank of New York Mellon Corporation    83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 — Net interest revenue

Net interest revenue	Quarter ended			Six months ended
(in millions)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest revenue
Loans	$420	$407	$350	$827	$660
Margin loans	87	84	85	172	162
Securities:
Taxable	330	293	280	622	545
Exempt from federal income taxes	1	1	9	2	18
Total securities	331	294	289	624	563
Deposits in banks	233	146	120	378	206
Federal funds sold and securities purchased under resale agreements	77	57	15	134	30
Trading assets	14	33	51	48	102
Total interest revenue	1,162	1,021	910	2,183	1,723
Interest expense
Deposits	487	400	348	887	646
Federal funds purchased and securities sold under repurchase agreements	16	19	34	35	54
Other borrowed funds	24	13	22	36	42
Customer payables	47	42	42	89	82
Long-term debt	136	120	106	257	202
Total interest expense	710	594	552	1,304	1,026
Net interest revenue	$452	$427	$358	$879	$697

Note 10 — Capital transactions

Prior to the merger with Mellon, we had 5 million authorized shares of Class A convertible preferred stock having a par value of $2.00 per share. At Dec. 31, 2006, 3,000 shares were outstanding. On Jan. 22, 2007, we redeemed 300 shares of Class A convertible preferred stock at a per share redemption price of $25 plus accrued dividends of $11.03. The remaining 2,700 shares were converted into The Bank of New York common stock with shareholders receiving 7.39644 shares of The Bank of New York common stock for each share of Class A convertible preferred stock.

In addition to the Class A preferred stock, we had 5 million authorized shares of preferred stock having no par value, with no shares outstanding at June 30, 2007 and Dec. 31, 2006, respectively.

Effective July 1, 2007, BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01, with no outstanding shares at July 31, 2007.

On July 10, 2007, our Board of Directors declared a quarterly dividend of 24 cents per share payable on August 3, 2007 to shareholders of record on July 25, 2007.

We repurchased 517,659 shares of our common stock in the second quarter of 2007.

84     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 — Employee benefit plans

The components of net periodic benefit cost are as follows:

Net periodic benefit cost	Quarter ended
	June 30, 2007			March 31, 2007			June 30, 2006
	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Net periodic cost (income):
Service cost	$10	$2	$—	$10	$2	$—	$13	$3	$—
Interest cost	12	3	3	12	3	3	13	3	2
Expected return on assets	(26)	(4)	(1)	(26)	(4)	(1)	(25)	(4)	(1)
Other	5	1	2	5	1	2	9	1	3
Net periodic cost (income) (a)	$1	$2	$4	$1	$2	$4	$10	$3	$4
(a)	Pension benefits expense includes discontinued operations expense of $1.5 million for the quarter ended June 30, 2006.

Net periodic benefit cost	Six months ended
	June 30, 2007			June 30, 2006
	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Net periodic cost (income):
Service cost	$20	$4	$—	$25	$5	$—
Interest cost	24	6	6	26	6	4
Expected return on assets	(52)	(8)	(2)	(50)	(7)	(2)
Other	10	2	4	18	2	6
Net periodic cost (income) (a)	$2	$4	$8	$19	$6	$8
(a)	Pension benefits expense includes discontinued operations expense of $3.0 million for the six months ended June 30, 2006.

The Bank of New York Mellon Corporation    85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 12 — Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective income tax rate	Six months ended
	June 30, 2007	June 30, 2006
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.4	1.9
Nondeductible expenses	0.1	0.2
Credit for synthetic fuel investments	(1.3)	(1.2)
Credit for low-income housing investments	(1.2)	(1.7)
Tax-exempt income from municipal securities	(0.1)	(0.1)
Other tax-exempt income	(1.1)	(1.2)
Foreign operations	(2.0)	(0.7)
Other - net	0.3	1.1
Effective rate	32.1%	33.3%

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on Jan. 1, 2007. As a result of the implementation of FIN 48, we recognized a $27 million increase in our liability for uncertain tax benefits (“Tax Reserves”), which reduced the Jan. 1, 2007, retained earnings balance. Our total Tax Reserves as of June 30, 2007 were $253 million. If these Tax Reserves were unnecessary, $176 million would affect the effective tax rate in future periods and $77 million would impact deferred taxes. Included in the above Tax Reserves is accrued interest, where applicable, of $44 million. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. The additional tax expense related to interest for the six months ended June 30, 2007 is $12 million.

Our federal consolidated income tax returns are closed to examination through 1995. Although the IRS has completed its examination for 1996 and 1997, at this time a formal revenue agent’s report has not been received. We believe it is unlikely that there will be any changes to those years that would affect the Tax Reserves. The IRS is currently examining our consolidated income tax returns for tax years 1998 through 2002. Our New York State and New York City return examinations have been completed through 1993. New York State and New York City are currently examining our tax returns for the years 1994 through 1996. Our United Kingdom income tax returns are closed through 1999.

We have Tax Reserves related to transactions occurring in the years 1998 through 2002 that are currently under examination by the IRS. The outcome of such examination is not yet determinable. We do not expect that the resolution of these and other issues over the next twelve months will have a material impact on our financial statements.

Note 13 — Derivatives and hedging relationships

Derivative contracts, such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options, and similar products used in trading activities, are recorded at fair value. We do not recognize gains or losses at the inception of derivative transactions if the fair value is not determined based upon observable market transactions and market data. Gains and losses are included in foreign exchange and other trading activities in fee and other revenue. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

We enter into various derivative financial instruments for non-trading purposes primarily as part of our asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when we enter into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge, it is marked to market and the gain or loss is included in net interest revenue.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for

86     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets or liabilities on the balance sheet.

We formally assess both at the hedge’s inception and on an ongoing basis whether the derivatives that are used in hedging transactions are highly effective and whether those derivatives are expected to remain highly effective in future periods. We evaluate ineffectiveness in terms of amounts that could impact a hedge’s ability to qualify for hedge accounting and the risk that the hedge could result in more than a de minimus amount of ineffectiveness. At inception, the potential causes of ineffectiveness related to each of our hedges is assessed to determine if we can expect the hedge to be highly effective over the life of the transaction and to determine the method for evaluating effectiveness on an ongoing basis. Recognizing that changes in the value of derivatives used for hedging or the value of hedged items could result in significant ineffectiveness, we have processes in place designed to identify and evaluate such changes when they occur. Quarterly, we perform a quantitative effectiveness assessment and record any ineffectiveness.

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of fixed rate loans, asset-backed securities, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging a fixed rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed rate interest payments to LIBOR.

The fixed rate loans hedged generally have a maturity of 9 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At June 30, 2007, $40 million of loans were hedged with interest rate swaps which had notional values of $40 million.

The securities hedged generally have an original weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At June 30, 2007, $226 million of securities were hedged with interest rate swaps which had notional values of $226 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At June 30, 2007, $575 million of deposits were hedged with interest rate swaps which had notional values of $575 million.

The fixed rate long-term debt hedged generally has an original maturity of 4 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2007, $6,291 million of debt was hedged with interest rate swaps which had notional values of $6,327 million.

In addition to the fair value hedges discussed above, we have two cash flow hedges utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on a deposit and a long-term debt issue. The hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging future variable interest payments and is a cash flow hedge, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges, the interest rate swap is marked to market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income

The Bank of New York Mellon Corporation    87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the cash flow hedge is reclassified to net interest revenue as interest is realized on the hedged item.

The deposit hedged has a principal amount of $275 million and has a LIBOR based floating rate and an 18 month original maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payments on the deposit. During the next twelve months, net gains of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

The long-term debt hedged has a principal amount of $400 million and has a LIBOR based floating rate and a two year original maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payments on the debt. During the next twelve months, net gains of less than $1 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of June 30, 2007, the hedged forecasted foreign currency transactions and linked foreign exchange forward hedges were $87 million with $6 million of pre-tax gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our investments in foreign subsidiaries. These forward contracts have a maturity of less than six months. The derivatives employed are designated as net investment hedges of changes in value of our foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At June 30, 2007, foreign exchange contracts, with notional amounts totaling $1,986 million, were designated as hedges of corresponding amounts of net investments.

We discontinue hedge accounting prospectively when it determines that a derivative is no longer an effective hedge, the derivative expires, is sold, or management discontinues the derivative’s hedge designation.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Hedges	Six months ended
(in millions)	June 30, 2007	June 30, 2006
Fair value hedge loans	$(0.1)	$0.1
Fair value hedge of securities	0.1	(0.1)
Fair value hedge of deposits and long-term debt	(1.1)	(0.7)
Cash flow hedges	(0.5)	(0.4)
Other (a)	—	(0.1)
Total	$(1.6)	$(1.2)
(a)	Included ineffectiveness recorded on foreign exchange hedges.

Note 14 — Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Management does not expect any material losses to result from these matters.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks.

88     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

There are no significant industry concentrations of such risks.

A summary of the notional amount of our off-balance sheet credit transactions, net of participations, at June 30, 2007 and Dec. 31, 2006 follows:

Off-balance sheet credit risks	Quarter ended
(in millions)	June 30, 2007	Dec. 31, 2006
Lending commitments	$37,444	$37,364
Standby letters of credit	10,616	10,902
Commercial letters of credit	1,224	1,195
Securities lending indemnifications	396,949	398,675

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments was $133 million at June 30, 2007 and $150 million at Dec. 31, 2006.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (The Bank of New York Mellon Corporation) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $409.6 billion at June 30, 2007 and $405.5 billion at Dec. 31, 2006.

Standby letters of credit principally support corporate obligations and include $0.9 billion that were collateralized with cash and securities on June 30, 2007 and $1.0 billion on Dec. 31, 2006. At June 30, 2007, approximately $6.7 billion of the standby letters of credit will expire within one year, and the remaining balance will expire between one to five years.

The notional amounts for other off-balance sheet risks (see “Trading Activities” in the MD&A section) express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Other

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to its provision of financial services. Insurance has been purchased to mitigate certain of these risks. We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

In the ordinary course of business, we make certain investments that have tax consequences. From time to time, the IRS may question or challenge the tax position we have taken. We engaged in certain types of structured cross-border leveraged leasing investments, referred to as “LILOs,” prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to our tax treatment of these transactions. On Feb. 28, 2006, we settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997. The settlement did not affect 2006 net income, as the impact of the settlement was fully reserved.

The Bank of New York Mellon Corporation    89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our 1998 LILO transactions are in a subsequent audit cycle and were not part of the settlement. We believe that a comparable settlement for 1998 may be possible, given the similarity between these leases and the settled leases. However, negotiations are ongoing and the treatment of the 1998 leases may still be litigated if an acceptable settlement cannot be reached. Under current U.S. generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, we would not expect the settlement of the 1998 leases to have an impact on net income, based on existing reserves.

In the fourth quarter of 2005, we deposited funds with the IRS in anticipation of reaching a settlement on the 1998 LILO investments.

On Feb. 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. We believe that certain of our lease investments entered into prior to 2004 may be consistent with transactions described in the notice. Although it is likely the IRS will challenge the tax benefits associated with these leases in 2007, we remain confident that our tax treatment of the leases complied with statutory, administrative and judicial authority existing at the time they were entered into.

In 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. The IRS is currently reviewing these transactions and it is likely that some or all of the credits will be challenged upon completion of the review. If necessary, we will vigorously defend our position and we believe that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority.

Based on a probability assessment of various potential outcomes, we currently believe we have adequate tax reserves to cover our LILO exposure and any other potential tax exposures. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when appropriate.

In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. Due to the inherent difficulty of predicting the outcome of such matters, we cannot ascertain what the eventual outcome of these matters will be; however, based on current knowledge and after consultation with legal counsel, we do not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves, will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon although they could have a material effect on net income for a given period. We intend to defend ourselves vigorously against all of the claims asserted in these legal actions.

See discussion of contingent legal matters in the “Legal and Regulatory Proceedings” section.

90     The Bank of New York Mellon Corporation

Item 4. Controls and Procedures.

Disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporations’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2007 were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

In the ordinary course of business, the Corporation may routinely modify, upgrade or enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal controls over financial reporting” (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Bank of New York Mellon Corporation    91

Forward-looking Statements and Risk Factors

Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, statements with respect to the merger of The Bank of New York and Mellon with and into the Company, expectations with respect to operations after the merger, the expected outcome of legal, regulatory and investigatory proceedings, predicted loan losses, and the Company’s plans, objectives and strategies. In addition, these forward-looking statements relate to: the expected closing of the buyout of the remaining interest in the ABN AMRO Mellon joint venture; the ability of our business model to benefit from long-term trends; growth opportunities in international markets; execution of our integration plan and its ability to support our goals for new business development and merger synergies; our effective tax rate and the impact of the price of oil and fluctuations in the price of oil on the estimated EPS for 2007; harmonization of remaining allocation methodologies during the third quarter of 2007; the expected decline in U.S. pension expense in 2007; the receipt of regulatory approvals required for the transition of certain deposits associated with the Acquired Corporate Trust Business and the timing of those approvals; the call of outstanding securities and the refinancing of certain debt; treatment of trust-preferred securities as Tier I capital under recently-adopted transition rules and final rules of the FRB; our ability to capitalize on global growth trends; adoption SFAS 157 and SFAS 159 and their impact; the replacement of U.S. dollar deposits with institutional corporate trust deposits associated with the Acquired Corporate Trust Business in 2007; the B-Trade and G-Trade businesses becoming part of BNY ConvergEx Group in 2008; resolution of certain tax examinations and the impact of those resolutions; expectations with respect to various commitments and contingent liabilities entered into in the normal course of business; resolution of matters relating to LILO and SILO transactions and the impact of those resolutions; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; and defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation. In this report, any press release or any oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “highly attractive,” “rapidly evolving financial markets,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “trends,” “pro forma” and words of similar meaning, signify forward-looking statements.

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represent risks associated with the business and operations of the Company, can be found in the “Cautionary Statement Regarding Forward-Looking Statements” and the “Risk Factors” sections included in the registration statement on Form S-4 (Registration No. 333-140863) filed with the Securities and Exchange Commission (“Commission”) on April 17, 2007 and containing a definitive joint proxy statement/prospectus that was mailed to the shareholders of each of The Bank of New York and Mellon; the “Risk Factors” and “Certain Regulatory Considerations” section of the registration statement on Form S-3 (Registration No. 333-144261) filed with the Commission on July 2, 2007; the “Forward Looking Statements and Risk Factors” section in The Bank of New York’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; “Cautionary Statement” section included in Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and in Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and any subsequent reports filed with the Commission prior to the merger; and any subsequent reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended. Factors previously disclosed relating to the risk that the merger of The Bank of New York and Mellon may not occur are no longer applicable.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q, are based on management’s current expectations and assumptions

92     The Bank of New York Mellon Corporation

Forward-looking Statements and Risk Factors (continued)

that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The “Risk Factors” discussed in the section “Forward-Looking Statements and Risk Factors” in Part I, Item 1A of The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document, in the documents referred to in the preceding paragraph and in subsequent reports filed by the Company with the Commission pursuant to the Securities and Exchange Act of 1934, as amended, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

The Bank of New York Mellon Corporation    93

PART II - OTHER INFORMATION

Item 1. Legal and Regulatory Proceedings.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of the Company, although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

As previously disclosed on the Company’s Form 8-K dated May 17, 2007, The Federal Customs Service of the Russian Federation is pursuing a claim against the Company. The claim is purportedly based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of the Company’s Non-Prosecution Agreement and alleges violations of U.S. law by failing to supervise and monitor funds transfer activities at The Bank of New York. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were due to be paid on certain goods imported into the country and seeks $22.5 billion in “direct and indirect” losses. The Company believes it has meritorious procedural and substantive defenses to the allegations and intends to defend the matter vigorously.

As previously disclosed in the Company’s Annual Report on Form 10-K, the U.S. Securities and Exchange Commission (“SEC”) is investigating 1) the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds; 2) possible market-timing transactions cleared by Pershing LLC (“Pershing”); and 3) the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004. As to market-timing, the Company has learned that the SEC is considering not pursuing the matter further.

Because the conduct at issue in the Pershing market timing and floor specialist investigations is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to these matters under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

Item 1A. Risk Factors.

See “Forward-Looking Statements and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Under our stock repurchase program, we bought back shares from time to time. The following table discloses our repurchases of our common stock made during the second quarter of 2007.

Issuer purchases of equity securities

Share repurchases during second quarter 2007	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan
(common shares in thousands)
April 2007	315,016	$43.02	315,016
May 2007	3,550	43.65	3,550
June 2007	199,093	42.77	199,093
Second quarter 2007	517,659	$42.93	517,659

Shares were repurchased through our stock repurchase programs announced on July 12, 2005 and June 30, 2006, which permitted the repurchase of 34 million shares. The maximum number of shares that could have been repurchased under the

The Bank of New York Mellon Corporation    94

PART II - OTHER INFORMATION (continued)

plans or programs totaled 7.2 million at June 30, 2007 (prior to the adjustment for the merger exchange ratio).

The Executive Committee of the Corporation’s Board of Directors has authorized the Corporation to repurchase up to 6,500,000 shares, a number based on the unused authorization previously given by the Board of Directors of The Bank of New York Company, Inc. prior to the merger (after giving effect to the exchange ratio in the merger).

Item 4. Submission of Matters to a Vote of Security Holders.

The shares presented in this section have not been converted to post merger terms.

At the Bank of New York’s annual shareholders meeting held on April 10, 2007, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of eleven directors for a term expiring in 2008.

Name of Director	Votes For	Votes Withheld
Frank J. Biondi, Jr.	632,140,138	36,140,096
Nicholas M. Donofrio	643,508,262	25,041,972
Gerald L. Hassell	639,859,863	28,690,371
Richard J. Kogan	610,172,876	58,377,358
Michael J. Kowalski	643,398,276	25,151,958
John A. Luke, Jr.	601,726,329	66,823,905
Catherine A. Rein	640,063,381	28,486,853
Thomas A. Renyi	638,805,054	29,745,180
William C. Richardson	615,649,067	52,901,167
Samuel C. Scott III	636,526,140	32,024,094
Richard C. Vaughan	642,037,107	26,513,127

2.	Ratification of Ernst & Young LLP as independent public accountants of The Bank of New York Company, Inc. for the year ending Dec. 31, 2007:

For:	658,336,519
Against:	5,093,665
Abstain:	5,120,049
Broker non-votes:	—

3.	Shareholder proposal with Respect to Simple Majority Voting:

For:	405,747,269
Against:	172,681,290
Abstain:	8,753,447
Broker non-votes:	63,608,548

4.	Shareholder Proposal with Respect to Cumulative Voting:

For:	218,140,305
Against:	359,959,738
Abstain:	9,081,963
Broker non-votes:	85,330,141

5.	Shareholder proposal with Respect to an Advisory Shareholder Vote on the Compensation of the Named Executive Officers:

For:	248,700,138
Against:	306,274,502
Abstain:	32,207,367
Broker non-votes:	108,455,544

In addition, The Bank of New York also held a special meeting of shareholders on May 24, 2007, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the special meeting, the following matters were voted upon:

1.	Proposal to adopt the plan of merger between The Bank of New York and Mellon:

For:	606,271,498
Against:	3,932,974
Abstain:	5,131,627
Broker non-votes:	—

2.	A proposal to approve a provision in the certificate of incorporation of The Bank of New York Mellon Corporation requiring the affirmative vote of the holders of at least 75 percent of the voting power represented by the outstanding voting shares of The Bank of New York Mellon Corporation in order for the shareholders to modify, amend or repeal the arrangements contained in Article Five of The Bank of New York Mellon Corporation’s bylaws during the first 36 months following completion

The Bank of New York Mellon Corporation    95

PART II - OTHER INFORMATION (continued)

of the transaction, or to adopt any bylaw provision or other resolution inconsistent with such arrangements:

For:	563,079,229
Against:	46,645,393
Abstain:	5,611,477
Broker non-votes:	—

3.	A proposal to approve the number of authorized shares of The Bank of New York Mellon Corporation capital stock as set forth in The Bank of New York Mellon Corporation’s certificate of incorporation:

For:	602,285,088
Against:	7,493,485
Abstain:	5,557,525
Broker non-votes:	—

4.	A proposal to approve the adjournment or postponement of the special meeting, if necessary or appropriate, including to solicit additional proxies:

For:	559,940,910
Against:	49,885,775
Abstain:	5,509,413
Broker non-votes:	—

Item 6. Exhibits.

Pursuant to the rules and regulations of the Securities and Exchange Commission, The Bank of New York Mellon has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007, filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of The Bank of New York Company, Inc. (“BNY”), the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY as of June 30, 2007. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	Service Agreement dated as of June 25, 2007, between BNY and Thomas A. Renyi, incorporated by reference to Exhibit 10.1 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.2	Stock Option Agreement dated as of June 25, 2007, between BNY and Thomas A. Renyi, incorporated by reference to Exhibit 10.2 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

96     The Bank of New York Mellon Corporation

PART II - OTHER INFORMATION (continued)

10.3	Stock Option Agreement dated as of June 25, 2007, between BNY and Gerald L. Hassell, incorporated by reference to Exhibit 10.3 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.4	Transition Agreement dated as of June 25, 2007, between BNY and Gerald L. Hassell, incorporated by reference to Exhibit 10.4 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.5	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Bruce Van Saun, incorporated by reference to Exhibit 10.5 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.6	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas P. Gibbons, incorporated by reference to Exhibit 10.6 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.7	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Donald R. Monks, incorporated by reference to Exhibit 10.7 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.8	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Brian G. Rogan, incorporated by reference to Exhibit 10.8 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.9	Form of The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement.

10.10	Form of 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc. April 2, 2007 Restricted Share Unit Agreement.

12.1	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, incorporated by reference.

99.2	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, incorporated by reference.

99.3	“Cautionary Statement” section in Mellon Financial Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, incorporated by reference.

99.4	“Cautionary Statement” section in Mellon Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, incorporated by reference.

99.5	“Cautionary Statement Regarding Forward-Looking Statements” and the “Risk Factors” sections in Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2004 (No. 333-140863), incorporated by reference.

99.6	“Risk Factors” and “Certain Regulatory Considerations” sections in The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261), incorporated by reference.

The Bank of New York Mellon Corporation    97

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: August 8, 2007	By:	/s/ Bruce W. Van Saun
Bruce W. Van Saun
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer of
the Registrant)

98     The Bank of New York Mellon Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of The Bank of New York Company, Inc. (“BNY”), the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY as of June 30, 2007. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	Service Agreement dated as of June 25, 2007, between BNY and Thomas A. Renyi.	Previously filed as Exhibit 10.1 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.2	Stock Option Agreement dated as of June 25, 2007, between BNY and Thomas A. Renyi	Previously filed as Exhibit 10.2 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.3	Stock Option Agreement dated as of June 25, 2007, between BNY and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

The Bank of New York Mellon Corporation    99

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
10.4	Transition Agreement dated as of June 25, 2007, between BNY and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.5	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Bruce Van Saun.	Previously filed as Exhibit 10.5 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.6	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas P. Gibbons.	Previously filed as Exhibit 10.6 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.7	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Donald R. Monks.	Previously filed as Exhibit 10.7 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.8	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Brian G. Rogan.	Previously filed as to Exhibit 10.8 to BNY’s Current Report on Form 8-K as filed with the Commission on June 29, 2007.

10.9	Form of The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan Stock Option Agreement.	Filed herewith.

10.10	Form of 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc. April 2, 2007 Restricted Share Unit Agreement.	Filed herewith.

12.1	Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 2007 and 2006.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

100     The Bank of New York Mellon Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.	The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.

99.2	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.	The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

99.3	“Cautionary Statement” section in Mellon Financial Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.	Mellon Financial Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.

99.4	“Cautionary Statement” section in Mellon Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.	Mellon Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

99.5	“Cautionary Statement Regarding Forward-Looking Statements” and the “Risk Factors” sections in Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2007 (No. 333-140863).	Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2004 (No. 333-140863).

99.6	“Risk Factors” and “Certain Regulatory Considerations” sections in The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261).	The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261).

The Bank of New York Mellon Corporation    101