Form 10-Q
period 2007-09-30
Bank of New York Mellon CORP
filed 2007-11-09
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code -- (212) 495-1784

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

Large accelerated filer    [ ✓ ]                                    Accelerated filer    [    ]                                     Non-accelerated filer    [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2007
Common Stock, $.01 par value	1,138,681,554

THE BANK OF NEW YORK MELLON CORPORATION

THIRD QUARTER 2007 FORM 10-Q

Page No.

Introduction	2
Consolidated Financial Highlights (unaudited)	3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.	5
Overview	5
Third quarter 2007 highlights	6
Revenue overview	7
Segment overview	8
Fee and other revenue	9
Net interest revenue	12
Average balances and interest yields/rates	13
Noninterest expense	15
Income taxes	17
Credit loss provision and net charge-offs	18
Business segments	18
Critical accounting estimates	38
Consolidated balance sheet review	43
Liquidity and dividends	49
Capital	52
Trading activities	54
Asset/liability management	55
Contractual obligations	56
The Bank of New York historical earnings per share	57
Supplemental information	58
Recent accounting developments	58
Government monetary policies and Competition	60
Website information	60

Item 1. Financial Statements:	61
Consolidated Income Statement (unaudited)	61
Consolidated Balance Sheet (unaudited)	62
Consolidated Statement of Cash Flows (unaudited)	63
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	64

Notes to Consolidated Financial Statements	65

Item 4. Controls and Procedures.	83

Forward-Looking Statements and Risk Factors	84

Part II – Other Information

Item 1. Legal and Regulatory Proceedings.	86

Item 1A. Risk Factors.	87

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	87

Item 6. Exhibits.	87

Signature	89

Index to Exhibits	90

Introduction

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York”) and Mellon Financial Corporation (“Mellon”) merged into The Bank of New York Mellon Corporation (“The Bank of New York Mellon” or “BNY Mellon”), with BNY Mellon being the surviving entity. The merger was accounted for as a purchase of Mellon for accounting and financial reporting purposes. As a result, the financial results for the third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the first half of 2007 and all periods in 2006 include legacy The Bank of New York only. In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” the “company,” the “Company,” the “Corporation” and similar terms for periods prior to July 1, 2007 refer to The Bank of New York, and references to “our,” “we,” “us,” the “Company,” the “Corporation” and similar terms for periods on or after July 1, 2007 refer to BNY Mellon.

The Bank of New York Mellon is a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset management and wealth management, asset servicing, issuer services, clearing and execution services and treasury services through a worldwide client-focused team. We have more than $20 trillion in assets under custody and administration, more than $1.1 trillion in assets under management and service $11 trillion in outstanding debt.

The merger transaction resulted in The Bank of New York shareholders receiving .9434 shares of The Bank of New York Mellon common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. All legacy The Bank of New York earnings per share and common share outstanding amounts, in this Form 10-Q, have been restated to reflect this exchange ratio. See page 57 for additional information.

Throughout this Quarterly Report on Form 10-Q, certain measures, which are noted, exclude certain items. We believe the presentation enhances investor understanding of period to period results. We believe they reflect the principal basis on which our management monitors financial performance.

2     The Bank of New York Mellon Corporation

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

The Bank of New York Mellon Corporation
		Legacy The Bank of New York only
	Quarter ended			Nine months ended (a)
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Reported results
Net income	$640	$445	$352	$1,519	$1,222
Basic EPS (b)	0.57	0.63	0.49	1.79	1.71
Diluted EPS (b)	0.56	0.62	0.49	1.76	1.69

Continuing operations

Fee and other revenue	$2,931	$1,580	$1,263	$5,986	$3,898
Net interest revenue	669	452	351	1,548	1,048

Total revenue	$3,600	$2,032	$1,614	$7,534	$4,946

Income from continuing operations	$642	$448	$298	$1,527	$1,049

EPS from continuing operations (b):
Basic	$0.57	$0.63	$0.42	$1.80	$1.47
Diluted	0.56	0.62	0.41	1.77	1.45
Diluted excluding merger and integration expense (c)	0.67	0.66	0.50	1.96	1.53
Diluted excluding merger and integration expense and intangible amortization (c)	0.74	0.69	0.51	2.10	1.57

Return on average tangible common equity	46.01%	37.27%	21.44%	41.20%	26.15%
Return on average tangible common equity excluding merger and integration expense (c)	54.02	39.81	25.94	45.43	27.71
Return on average common equity	8.89	15.54	11.61	11.85	14.03
Return on average common equity excluding merger and integration expense (c)	10.64	16.65	14.05	13.16	14.87

Fee and other revenue as a percentage of total revenue (FTE)	81%	78%	78%	79%	78%
Annualized fee and other revenue per employee (in thousands) (based on average headcount)	$290	$274	$248	$278	$260

Non-U.S. - Percent of revenue (FTE)	30%	32%	29%	31%	30%

Pre-tax operating margin (FTE)	25%	32%	26%	29%	32%
Pre-tax operating margin (FTE) excluding merger and integration expense and intangible amortization expense	35%	36%	33%	36%	34%
Net interest margin (FTE)	2.02%	2.01%	1.89%	2.05%	1.93%
Net interest revenue (FTE)	$674	$454	$358	$1,557	$1,069

Assets under custody and administration (in trillions)	$20.8	$14.9	$12.2	$20.8	$12.2
Equity securities	36%	32%	31%	36%	31%
Fixed income securities	64	68	69	64	69
Cross-border assets (in trillions)	$8.3	$6.2	$4.2	$8.3	$4.2

Assets under management (in billions) :
Equity securities	$456	$43	$36	$456	$36
Fixed income securities	215	22	20	215	20
Overlay and alternative investments	160	47	41	160	41
Money market	275	41	34	275	34

Total assets under management	$1,106	$153	$131	$1,106	$131

Securities lending cash collateral assets (in billions)	$575	$365	$368	$575	$368

Average common shares and equivalents outstanding (in thousands) (b):
Basic	1,125,165	709,783	713,946	849,259	715,405
Diluted	1,140,797	722,661	723,272	862,669	724,249

The Bank of New York Mellon Corporation     3

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited) (continued)

The Bank of New York Mellon Corporation
		Legacy The Bank of New York only
	Quarter ended			Nine months ended (a)
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Capital ratios
Tier I capital ratio (d)	9.12%	8.09%	8.17%	9.12%	8.17%
Total (Tier I plus Tier II capital ratio) (d)	13.05	12.07	12.32	13.05	12.32
Adjusted tangible shareholders’ equity to assets ratio (d)(e)	5.31	4.53	5.58	5.31	5.58

Return on average assets	1.39%	1.57%	1.19%	1.53%	1.41%
Return on average assets excluding merger and integration costs (c)	1.66	1.68	1.44	1.70	1.49
Return on average tangible assets	1.78	1.74	1.25	1.81	1.48
Return on average tangible assets excluding merger and integration costs (c)	2.10	1.86	1.51	1.99	1.57

Selected average balances
Interest-earning assets	$133,534	$90,557	$76,088	$101,256	$74,238
Total assets	183,828	114,323	108,864	133,699	108,472
Interest-bearing deposits	80,870	53,610	43,905	59,582	42,738
Noninterest-bearing deposits	26,466	15,334	10,687	18,944	10,561
Shareholders’ equity	28,669	11,566	10,262	17,234	10,012

Credit loss provision and net charge-offs
Total provision	$-	$(15)	$(4)	$(30)	$(5)
Total net (charge-offs) recoveries	(35)	5	-	(27)	10

Loans
Allowance for loan losses as a percent of total loans	0.65%	0.73%	1.00%	0.65%	1.00%
Allowance for loan losses as a percent of non-margin loans	0.72	0.85	1.16	0.72	1.16
Total allowance for credit losses as a percent of total loans	1.00	1.08	1.40	1.00	1.40
Total allowance for credit losses as a percent of non-margin loans	1.11	1.25	1.63	1.11	1.63

Nonperforming assets
Total nonperforming assets	$37	$27	$38	$37	$38
Nonperforming assets ratio	0.1%	0.1%	0.1%	0.1%	0.1%

Other
Employees	40,600	23,200	20,500	40,600	20,500
Book value per common share (b)	$25.43	$16.50	$14.52	$25.43	$14.52
Period-end shares outstanding (in thousands) (b)	1,138,682	717,000	720,751	1,138,682	720,751

Dividends per share (b)	$0.24	$0.23	$0.23	$0.71	$0.68
Dividend yield	2.17%	2.12%	2.46%	2.17%	2.46%
Closing common stock price per share (b)	$44.14	$43.93	$37.38	$44.14	$37.38
Market capitalization at period-end	50,266	31,495	26,938	50,266	26,938
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results while the results for the second quarter 2007 and all periods in 2006 include legacy The Bank of New York only.
(b)	Legacy The Bank of New York earnings per share and all other share-related data are presented in post-merger share count terms. See page 57 for additional information. Also see page 58 for a reconciliation of reported net income and diluted earnings per share to non-GAAP net income and diluted earnings per share.
(c)	Calculated excluding pre-tax charges associated with merger and integration expenses ($218 million in the third quarter of 2007, $47 million in the second quarter of 2007 and $89 million in the third quarter of 2006, $280 million in the first nine months of 2007 and $89 million in the first nine months of 2006).
(d)	Includes discontinued operations.
(e)	Includes deferred tax liabilities of $1.947 billion for the third quarter and first nine months of 2007, and $149 million for the second quarter of 2007, related to non-tax deductible identifiable intangible assets. There were no deferred tax liabilities in the third quarter and first nine months of 2006.

4     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.

BNY Mellon’s actual results of future operations may differ from those estimated or anticipated in certain forward-looking statements contained herein for reasons which are discussed below and under the heading “Forward-Looking Statements and Risk Factors.” When used in this report, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements in addition to statements specifically identified as forward-looking statements. In addition, certain business terms used in this document are defined in The Bank of New York’s 2006 Annual Report on Form 10-K.

Overview

Our businesses

The Bank of New York Mellon Corporation (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We have a long tradition of collaborating with clients to deliver innovative solutions through our core competencies: asset and wealth management, securities servicing and treasury services. Our extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments/foundations and high-net-worth individuals. One of our two principal subsidiaries, The Bank of New York (the “Bank”), founded in 1784, is the oldest bank in the United States. Our other principal subsidiary, Mellon Bank, N.A. (“Mellon Bank”), was founded in 1869. Both institutions have consistently played a prominent role in the evolution of financial markets worldwide.

BNY Mellon’s businesses benefit from the global growth in financial assets. Our success is based on continuing to provide superior client service, strong investment performance and the highest fiduciary standards. Our goal is to deploy capital effectively to our businesses to accelerate their long-term growth and deliver top-tier returns to our shareholders.

Our long-term financial goal is focused on achieving superior total returns for shareholders by generating first quartile earnings per share growth over time relative to a group of 12 peer companies. Key components of this strategy include: providing the best client service versus peers (as measured through independent surveys); strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); competitive margins; and positive operating leverage.

Based on the growth opportunities in our businesses, we expect that an increasing percentage of our revenue and income will be derived outside the U.S.

As measurements of efficiency, over time we expect to increase the level of fee revenue per employee and increase our pre-tax margins.

We believe that our businesses are compatible with our strategy and goals for the following reasons:

•

Demand for our products and services is driven by market and demographic trends in the markets in which we compete. These trends include: growth in worldwide retirement and financial assets; the growth and concentration of the wealth segments; global growth in assets managed by financial institutions; and the globalization of the investment process.

•	Many of our products complement one another.
•	We are able to leverage sales, distribution and technology across our businesses benefiting our clients and shareholders.
•	The revenue generated by our businesses is principally fee-based.
•	Our businesses generally do not require as much capital for growth as traditional banking.

We pursue our long-term financial goal by focusing on organic revenue growth, expense management, superior client service, successful integration of acquisitions and disciplined capital management.

In 2007, we established a Tier I capital target of 8% as our principal capital measure. We also revised our secondary targeted capital ratio from 5% of tangible common equity to 5% of adjusted tangible common equity. The change from “tangible common equity” to “adjusted tangible common equity” reflects the

The Bank of New York Mellon Corporation     5

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

impact of the merger with Mellon and associated goodwill, intangibles and related deferred tax liability. The goodwill and intangibles created in the merger have no economic impact, but reduce tangible equity.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 5 of Notes to Consolidated Financial Statements.

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. In addition, third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the first half of 2007 and all periods in 2006 include legacy The Bank of New York only.

Third quarter 2007 highlights

We reported third quarter net income of $640 million and diluted earnings per share of 56 cents, and income from continuing operations of $642 million and diluted earnings per share of 56 cents. This compares to net income of $352 million, or 49 cents of diluted earnings per share, and income from continuing operations of $298 million, or 41 cents of diluted earnings per share, in the third quarter of 2006. The third quarter of 2007 included merger and integration expenses of $218 million (pre-tax), which is approximately 11 cents per share. Excluding this amount, diluted earnings per share from continuing operations in the third quarter of 2007 was 67 cents per share. The third quarter of 2006 included merger and integration expenses of $89 million (pre-tax), which is approximately 9 cents per share. Excluding this amount, diluted earnings per share from continuing operation in the third quarter of 2006 was 50 cents per share.

Third quarter 2007 results include:

The net pre-tax benefit of $27 million from a negotiated settlement received for early termination of a contract that occurred in 2005 associated with the clearing business, as well as the pre-tax write-offs of the value of the remaining interest in a hedge fund manager that was disposed of in 2006 ($32 million) and internally developed software ($6 million). In addition, the impact of the merger in the third quarter on the New York state marginal tax rate required a recalculation of the yield on our leverage lease portfolio. The effect was a $22 million reduction in net interest revenue, together with a $45 million tax benefit recorded as a reduction to taxes. The net impact of all of these items increased earnings per share by approximately 1 cent.

Year-to-date net income was $1.519 billion, or $1.76 of diluted earnings per share, compared to $1.222 billion, or $1.69 of diluted earnings per share for the same period in 2006. Year-to-date income from continuing operations was $1.527 billion, or $1.77 of diluted earnings per share compared with $1.049 billion, or $1.45 of diluted earnings per share in 2006.

Performance highlights for the third quarter of 2007 include:

•

Assets under management, excluding securities lending assets, amounted to $1.106 trillion at Sept. 30, 2007 compared to $153 billion at June 30, 2007. Assets under custody and administration amounted to $20.8 trillion at Sept. 30, 2007 compared with $14.9 trillion at June 30, 2007. Both increases primarily resulted from the merger with Mellon;

•

Asset and wealth management fees totaled $854 million in the third quarter of 2007 compared with $133 million in the third quarter of 2006. The increase was primarily due to the merger with Mellon as well as net new business and higher equity market levels;

•

Asset servicing revenue was $720 million in the third quarter of 2007 compared with $346 million in the third quarter of 2006. The increase was primarily due to the merger with Mellon, as well as a record level of securities lending revenue and increased client activity related to market volatility and net new business;

•	Issuer services revenue was $436 million in the third quarter of 2007 compared with

6     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

$194 million in the third quarter of 2006. The increase was primarily due to the Acquired Corporate Trust Business and also reflects a strong quarter in both depositary receipts and global products within Corporate Trust, and to a lesser extent the merger with Mellon;

•

Performance fees were a negative $3 million reflecting the impact of market volatility during the third quarter of 2007 on certain alternative and quantitative strategies as well as weaker relative performance compared to prior quarters;

•

Net interest revenue of $669 million increased in the third quarter of 2007 compared with $351 million in the third quarter of 2006. The increase was primarily due to the merger with Mellon, as well as growth in client deposits and wider spreads on investment securities;

•

Noninterest expense was $2.706 billion in the third quarter of 2007 compared with $1.196 billion in the third quarter of 2006. The increase resulted from the merger with Mellon as well as $218 million of merger and integration expense and $131 million of intangible amortization expense recorded in the third quarter of 2007. The current quarter also included $79 million of merger related synergies ($62 million net of open positions eliminated); and

•	Asset quality remained strong.

Revenue overview

The vast majority of BNY Mellon’s revenue consists of fee and other revenue, given our mix of businesses, with net interest revenue primarily comprising the balance.

Fee and other revenue. In the third quarter of 2007, fee and other revenue represented 81% of total revenue, on a fully taxable equivalent basis, compared with 78% in the third quarter of 2006.

Since fee and other revenue constitutes the majority of our total revenue, we discuss it in greater detail by type of fee in the following sections, as well as in the business segments section beginning on page 18.

There we note the more specific drivers of such revenue and the factors that caused the various types of fee and other revenue to be higher or lower in the third quarter of 2007 compared with the third quarter of 2006. The business segments discussion combines, for each business sector, all types of fee and other revenue generated directly by that sector as well as fee and other revenue transferred between sectors under revenue transfer agreements, with net interest revenue generated directly by or allocated to that sector. The discussion of revenue by business segment is fundamental to an understanding of BNY Mellon’s results as it represents a principal measure by which management reviews the performance of our businesses compared with performance in prior periods, with the operating plan and with the performance of our competitors.

Net interest revenue comprised 19% of total revenue, on an FTE basis, in the third quarter of 2007 compared with 22% in the third quarter of 2006. Net interest revenue is generated from a combination of loans, investment securities, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. For more information, see page 12.

The Bank of New York Mellon Corporation     7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Segment overview

Segment/Sector	Primary Types of Fee Revenue
Asset & Wealth Management Segment
Asset Management Sector	• Asset and wealth management fees from: Institutional clients Mutual funds Private clients • Performance fees • Distribution and servicing fees
Wealth Management Sector	• Wealth management fees from high-net-worth individuals, families and charitable gift programs, foundations and endowments
Institutional Services Segment
Asset Servicing Sector	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange and other trading activities
Issuer Services Sector	• Issuer services fees, including: Corporate Trust Depositary receipts Shareowner services
Clearing & Execution Services Sector	• Clearing and execution services, including: Broker Dealer and Registered Investment Advisor services Electronic trading services
Treasury Services Sector	• Treasury services fees, including: Global payment services Working capital solutions Global markets and institutional banking services • Financing-related fees
Other Segment	• Business exits • Corporate Treasury activities • Merger and integration charges

8     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Fee and other revenue

Fee and other revenue	3Q07	Legacy The Bank of New York only		3Q07 vs. 2Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
(in millions unless otherwise noted)		2Q07	3Q06			2007	2006
Securities servicing fees:
Asset servicing	$720	$427	$346	69%	108%	$1,540	$1,046	47%
Issuer services	436	367	194	19	125	1,122	555	102
Clearing and execution services	304	291	302	4	1	877	981	(11)
Total securities servicing fees	1,460	1,085	842	35	73	3,539	2,582	37
Asset and wealth management fees	854	168	133	408	542	1,173	393	198
Performance fees	(3)	21	3	N/M	N/M	32	17	88
Foreign exchange and other trading activities	238	117	83	103	187	482	322	50
Treasury services	122	55	55	122	122	227	158	44
Distribution and servicing	95	2	2	N/M	N/M	99	4	N/M
Financing-related fees	51	61	62	(16)	(18)	164	189	(13)
Investment income	22	39	34	(44)	(35)	97	108	(10)
Securities gains (losses)	(9)	(2)	1	N/M	N/M	(9)	-	N/M
Other (b)	101	34	48	197	110	182	125	46
Total fee and other revenue	$2,931	$1,580	$1,263	86%	132%	$5,986	$3,898	54%

Fee and other revenue as a percentage of total revenue (FTE)	81%	78%	78%			79%	78%

Market value of assets under management at period-end (in billions)	$1,106	$153	$131	623%	744%	$1,106	$131	744%
Market value of assets under custody or administration at period-end (in trillions)	$20.8	$14.9	$12.2	40%	70%	$20.8	$12.2	70%
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while second quarter 2007 and the results for all periods in 2006 include legacy The Bank of New York only.
(b)	Includes net economic value payments of $3 million and $13 million for the third and second quarters of 2007 and $41 million for the nine months ended Sept. 30, 2007.
N/M	- Not meaningful.

Fee and other revenue

The results of many of our businesses are influenced by client activities that vary by quarter. For instance, we experience seasonal increases in securities lending and depositary receipts reflecting European dividend distribution during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year. Also, consistent with an overall decline in securities industry activity in the summer, we typically experience a seasonal decline in the third quarter. However, the market volatility in the third quarter of 2007 resulted in higher than normal growth in foreign exchange and other trading revenue, securities lending revenue, depositary receipts and clearing and execution fees.

The increase in fee and other revenue versus the prior year quarter primarily reflects the merger with Mellon. In addition, growth in securities servicing fees reflects higher revenue from the Acquired Corporate Trust Business, a record level of securities lending revenue and a strong quarter in depositary receipts. The increase in foreign exchange and other trading fees resulted primarily from a significant increase in currency volatility. The sequential-quarter increase in fee and other revenue primarily reflects the merger with Mellon, growth in securities servicing and higher foreign exchange and other trading activities.

Securities servicing fees

The increase in securities servicing fees compared to the third quarter of 2006 reflects the merger with Mellon, the Acquired Corporate Trust Business, as well as strong growth in Issuer services and Asset servicing fees, partially offset by the BNY ConvergEx transaction. Securities servicing fees were up sequentially, reflecting the merger with

The Bank of New York Mellon Corporation     9

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Mellon and growth in Issuer services, Asset servicing and Clearing and execution services. See the “Institutional Services Segment” in “Business Segments” for additional details.

Asset and wealth management fees

Asset and wealth management fees increased from both the third quarter of 2006 and second quarter of 2007 primarily due to the merger with Mellon, net new business and improved equity markets.

Asset and wealth management revenue - by business sector
(in millions)	3Q07	3Q06 (a)	3Q07 vs. 3Q06
Asset Management:
Mutual funds	$307	$2	N/M%
Institutional clients	331	64	417
Private clients	46	12	283

Total	684	78	777
Wealth Management	152	46	230
Clearing and execution services	12	9	33
Other	6	-	N/M
Total asset and wealth management fee revenue	$854	$133	542%
(a)	Legacy The Bank of New York only.

Total assets under management for the Asset and Wealth management segment were $1.106 trillion at Sept. 30, 2007, up from $131 billion at Sept. 30, 2006 and $153 billion at June 30, 2007. The increases from Sept. 30, 2006 and June 30, 2007 resulted from the merger with Mellon, net new business and improved markets. Net asset flows totaled $29 billion in the third quarter of 2007 resulting from $27 billion of money market inflows and $2 billion of long-term inflows.

A large category of Asset and Wealth management fees are from managed mutual funds generated in the Asset Management sector. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund revenue was $307 million compared with $2 million in the third quarter of 2006. The increase resulted from the merger with Mellon.

Performance fees

Performance fees are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees.

Performance fees were a negative $3 million in the third quarter of 2007, a decrease of $6 million compared with the third quarter of 2006 and a decrease of $24 million compared with the second quarter of 2007, reflecting the impact of market volatility during the third quarter of 2007 on certain alternative and quantitative strategies as well as weaker relative performance.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing sector, increased by $155 million, or 187%, to $238 million compared with the third quarter of 2006 and increased $121 million compared with the second quarter of 2007. The increase compared to both the third quarter of 2006 and second quarter of 2007 was due to the merger with Mellon, higher client volumes, the favorable impact that resulted from increased currency volatility, and a higher valuation of the credit derivative portfolio caused by the widening of credit spreads.

Treasury services

Treasury services includes fees related to funds transfer, cash management, and liquidity management. Treasury services fees increased $67 million from both the second quarter of 2007 and third quarter of 2006 reflecting the merger with Mellon.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds managed or administered by BNY Mellon and are primarily reported in the Asset Management sector. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values. The $93 million increase in distribution and servicing fee revenue in the third quarter of 2007 compared with both the third quarter of 2006 and second quarter of 2007 primarily reflects the merger with Mellon, as well as higher sales volumes and higher market values of mutual funds. The impact of these fees on income in any one period can be more than offset by distribution and servicing expense

10     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services sector, include capital markets and investment banking fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased from the third quarter 2006 and second quarter 2007 reflecting a lower level of credit-related activities consistent with our strategic direction.

Investment income

Investment income, which is primarily reported in the Other segment and the Asset Management sector, includes the gains and losses on private equity investments and seed capital investments, income from insurance contracts, and lease residual gains and losses. The decline compared to prior periods principally reflects the lower market value of seed capital investments due to the market environment. Venture capital income was $17 million in the third quarter of 2007, down from $18 million in the second quarter of 2007 and down from $23 million in the third quarter of 2006. On a year-to-date basis, venture capital income was $53 million, down from $68 million a year ago.

Securities gains (losses)

The $9 million securities loss for the quarter reflects a $13 million loss on CDO exposure.

Other revenue

Other revenue is comprised of expense reimbursements from joint ventures, merchant card fees, asset-related gains, equity investment income, net economic value payments and other transactions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Asset-related gains (losses) include loan and real estate dispositions. Equity investment income primarily reflects our proportionate share of the income from our investment in Wing Hang Bank Limited. Other transactions primarily includes low income housing, other investments and various miscellaneous revenues. The breakdown among these categories is shown in the following table:

Other revenue		Legacy The Bank of New York only
	Quarter ended			Nine months ended (a)
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Expense reimbursements from joint ventures	$31	$-	$-	$31	$-
Merchant card fees	15	-	-	15	-
Asset-related gains (losses)	(5)	5	40	4	92
Equity investment income	13	12	11	38	36
Net economic value payments	3	13	-	41	-
Other	44	4	(3)	53	(3)
Other revenue	$101	$34	$48	$182	$125
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the second quarter 2007 and all periods in 2006 include legacy The Bank of New York only.

Other revenue increased sequentially reflecting the merger with Mellon and a settlement received for early termination of a contract that occurred in 2005 associated with the clearing business ($28 million), partially offset by lower net economic value payments. The third quarter of 2007 included $3 million and the second quarter of 2007 included $13 million of net economic value payments primarily from European, Asian, and Latin American Corporate Trust clients’ net revenue that has not yet transferred. Upon conversion, revenue from Corporate Trust clients is reflected in Issuer Services fees and net interest revenue.

Year-to-date 2007 compared with year-to-date 2006

Fee and other revenue for the first nine months of 2007 increased $2,088 million, or 54%, compared with the first nine months of 2006. This increase primarily reflects the merger with Mellon, higher issuer services revenue including the impact of the Acquired Corporate Trust Business, and higher asset servicing revenue driven by custody, fund services, and broker dealer services, as well as higher foreign exchange and other trading activities, partially offset by the BNY ConvergEx transaction.

The Bank of New York Mellon Corporation     11

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Net interest revenue

Net interest revenue		Legacy The Bank of New York only		3Q07 vs. 2Q07	3Q07 vs. 3Q06			YTD07 vs. YTD06
						Year-to-date (a)
(dollar amounts in millions)	3Q07	2Q07	3Q06			2007	2006
Net interest revenue	$669	$452	$351	48%	91%	$1,548	$1,048	48%
Tax equivalent adjustment	5	2	7	N/M	N/M	9	21	N/M
Net interest revenue (FTE)	$674	$454	$358	48%	88%	$1,557	$1,069	46%

Net interest margin (b)	2.02%	2.01%	1.89%	1 bp	13 bp	2.05%	1.93%	12 bp
(a)

Third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the second quarter 2007 and all periods in 2006 include legacy The Bank of New York only.

(b)	Calculated on a continuing operations basis even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.

N/M - Not meaningful.

bp - basis points.

Net interest revenue on an FTE basis totaled $674 million in the third quarter of 2007, compared with $358 million in the third quarter of 2006 and $454 million in the second quarter of 2007. The net interest margin was 2.02% in the third quarter of 2007, compared with 1.89% in the third quarter of 2006 and 2.01% in the second quarter of 2007.

The increase in net interest revenue from both prior periods principally reflects the merger with Mellon as well as a higher level of average interest-earning assets driven by growth in client deposits, wider spreads on investment securities, lower bond premium amortization due to slowing prepayments and a positive day variance relative to the sequential quarter. This growth was partially offset by the required recalculation of the yield on leverage leases under

SFAS 13, for changes to New York state tax rates resulting from the merger with Mellon ($22 million). The increase in interest-earning assets reflects the impact of higher deposits related to the Acquired Corporate Trust Business of $14 billion in the third quarter of 2007 compared with $9 billion in the second quarter of 2007, as well as higher client activity across our businesses which drove higher deposits.

For the nine months ended Sept. 30, 2007, net interest revenue on an FTE basis was $1.557 billion compared with $1.069 billion in 2006, while the net interest margin was 2.05% in the first nine months of 2007 and 1.93% in the first nine months of 2006. The increase in net interest revenue resulted from the factors mentioned above.

12     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)
			Legacy The Bank of New York only
	Quarter ended
	Sept. 30, 2007		June 30, 2007		Sept. 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$34,461	4.83%	$20,558	4.54%	$16,033	4.11%
Federal funds sold and securities under resale agreements	5,504	5.26	5,846	5.25	1,907	4.63
Margin loans	5,293	6.29	5,563	6.31	5,158	6.54
Non-margin loans:
Domestic offices	27,044	5.17	19,170	5.04	18,184	4.78
Foreign offices	13,180	5.50	12,584	5.70	10,210	5.80

Total non-margin loans	40,224	5.28	31,754	5.30	28,394	5.14
Securities
U.S. government obligations	401	4.59	87	4.90	198	4.24
U.S. government agency obligations	11,671	5.56	2,775	5.20	3,427	4.95
Obligations of states and political subdivisions	734	6.55	77	8.65	99	8.67
Other securities	33,361	5.69	22,572	5.22	18,395	5.48
Trading securities	1,885	3.93	1,325	4.27	2,477	4.69

Total securities	48,052	5.60	26,836	5.17	24,596	5.33

Total interest-earning assets	133,534	5.32	90,557	5.15	76,088	5.07
Allowance for credit losses	(303)		(290)		(346)
Cash and due from banks	5,013		2,631		2,226
Other assets	45,541		21,380		17,611
Assets of discontinued operations	43		45		13,285
Total assets	$183,828		$114,323		$108,864
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$17,204	3.38%	$6,406	2.87%	$5,117	2.83%
Savings	793	3.09	423	1.92	460	0.74
Certificates of deposit of $100,000 & over	3,025	5.37	2,679	5.23	4,310	5.42
Other time deposits	1,392	6.32	684	5.36	294	5.03
Foreign offices	58,456	3.78	43,418	3.64	33,724	3.43

Total interest-bearing deposits	80,870	3.79	53,610	3.64	43,905	3.54
Federal funds purchased and securities under repurchase agreements	4,655	4.29	1,377	4.79	2,728	5.02
Other funds borrowed	2,790	4.90	2,321	4.22	1,834	5.99
Payables to customers and broker-dealers	5,316	3.54	5,154	3.63	4,657	3.62
Long-term debt	14,767	5.47	10,042	5.38	8,339	5.37

Total interest-bearing liabilities	108,398	4.06	72,504	3.92	61,463	3.93
Total noninterest-bearing deposits	26,466		15,334		10,687
Other liabilities	20,252		14,874		13,167
Liabilities of discontinued operations	43		45		13,285
Total liabilities	155,159		102,757		98,602
Shareholders’ equity	28,669		11,566		10,262
Total liabilities and shareholders’ equity	$183,828		$114,323		$108,864
Net interest margin:
Taxable equivalent basis		2.02%		2.01%		1.89%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation

AVERAGE BALANCES AND INTEREST YIELDS/RATES (a)
			Legacy The Bank of New York only
	Nine months ended
	Sept. 30, 2007 (b)		Sept. 30, 2006
(dollar amounts in millions)	Average balance	Average yields/rates	Average balance	Average yields/rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$22,932	4.65%	$12,720	3.91%
Federal funds sold and securities under resale agreements	5,266	5.24	1,775	3.99
Margin loans	5,418	6.31	5,438	6.08
Non-margin loans:
Domestic offices	21,844	5.12	17,543	4.68
Foreign offices	12,368	5.67	10,050	5.49

Total non-margin loans	34,212	5.32	27,593	4.97
Securities
U.S. government obligations	193	4.69	213	4.23
U.S. government agency obligations	5,816	5.39	3,795	4.65
Obligations of states and political subdivisions	301	6.88	109	8.42
Other securities	25,133	5.44	18,717	5.19
Trading securities	1,985	4.49	3,878	4.55

Total securities	33,428	5.38	26,712	5.03

Total interest-earning assets	101,256	5.24	74,238	4.87
Allowance for credit losses	(293)		(341)
Cash and due from banks	3,365		3,187
Other assets	29,313		17,532
Assets of discontinued operations	58		13,856
Total assets	$133,699		$108,472
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$9,967	3.18%	$5,251	2.57%
Savings	545	2.47	461	1.29
Certificates of deposit of $100,000 & over	2,945	5.35	4,221	5.03

Other time deposits	890	5.83	629	4.67
Foreign offices	45,235	3.71	32,176	3.12

Total interest-bearing deposits	59,582	3.72	42,738	3.25
Federal funds purchased and securities under repurchase agreements	2,531	4.52	2,532	4.65
Other funds borrowed	2,331	4.14	2,045	4.54
Payables to customers and broker-dealers	5,074	3.59	4,972	3.34
Long-term debt	11,254	5.46	8,167	5.13

Total interest-bearing liabilities	80,772	3.99	60,454	3.61
Total noninterest-bearing deposits	18,944		10,561
Other liabilities	16,691		13,589
Liabilities of discontinued operations	58		13,856
Total liabilities	116,465		98,460
Shareholders’ equity	17,234		10,012
Total liabilities and shareholders’ equity	$133,699		$108,472
Net interest margin:
Taxable equivalent basis		2.05%		1.93%
(a)	Average balances and rates have been impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations.
(b)	Average balances and rates for nine months ended 2007 include three months of the combined company’s results and six months of legacy The Bank of New York.

Note:  Interest and average yields/rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years, and are before the effect of reserve requirements.

14     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Noninterest expense

Noninterest expense		Legacy The Bank of New York Only		3Q07 vs. 2Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
(in millions)	3Q07	2Q07	3Q06			2007	2006
Staff:
Compensation	$764	$472	$404	62%	89%	$1,695	$1,182	43%
Incentives	347	171	141	103	146	665	422	58
Employee benefits	169	109	99	55	71	392	300	31
Total staff	1,280	752	644	70	99	2,752	1,904	45
Professional, legal and other purchased services	241	132	89	83	171	503	256	96
Net occupancy	144	81	70	78	106	304	206	48
Distribution and servicing	127	4	4	N/M	N/M	135	12	N/M
Software	91	57	53	60	72	202	161	25
Furniture and equipment	80	54	46	48	74	184	145	27
Sub-custodian	58	42	31	38	87	134	101	33
Business development	56	37	27	51	107	123	78	58
Clearing and execution	52	44	52	18	-	133	161	(17)
Communications	33	23	26	43	27	75	74	1
Other	195	87	51	124	282	354	174	103
Subtotal	2,357	1,313	1,093	80	116	4,899	3,272	50
Merger and integration expense:
The Bank of New York Mellon	205	35	-	N/M	N/M	244	-	N/M
Acquired Corporate Trust Business	13	12	89	N/M	N/M	36	89	N/M
Amortization of intangible assets	131	29	14	N/M	N/M	188	42	N/M
Total noninterest expense	$2,706	$1,389	$1,196	95%	126%	$5,367	$3,403	58%
Total staff expense as a percentage of total revenue (FTE)	35%	37%	40%			36%	38%
Employees at period-end	40,600	23,200	20,500	75%	98%	40,600	20,500	98%
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the second quarter 2007 and all periods in 2006 include legacy The Bank of New York only.

N/M - Not meaningful

Total noninterest expense increased compared with the third quarter of 2006 and second quarter of 2007. The merger with Mellon, the purchase of the Acquired Corporate Trust Business and the disposition of certain execution businesses in the BNY ConvergEx transaction, significantly impacted comparisons of the third quarter of 2007 to the third quarter of 2006. The net impact of these transactions increased nearly all expense categories. The results also reflect the write-off of the remaining interest in a hedge fund manager that was disposed of in 2006 ($32 million) and the write-off of internally developed software ($6 million), partially offset by $79 million in expense synergies ($62 million net of open positions eliminated), in the third quarter of 2007. The sequential quarter increase reflects the merger with Mellon and the write-off of the interest in the hedge fund manager partially offset by the expense synergies. The increase in merger and integration expense and intangible amortization expense compared to both prior periods resulted from the merger with Mellon.

Staff expense

Given the company’s mix of fee-based businesses, which are staffed primarily with high quality professionals, staff expense comprised approximately 54% of total noninterest expense excluding merger and integration and intangible amortization in the third quarter of 2007.

Staff expense is comprised of:

•	compensation expense, which includes;
•	base salary expense, primarily driven by headcount;
•	the cost of temporary help and overtime; and
•	severance expense;

The Bank of New York Mellon Corporation      15

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•	incentive expense, which includes:
•	additional compensation earned under a wide range of sales commission plans and incentive plans designed to reward a combination of individual, business unit and corporate performance goals; and
•	stock-based compensation expense; and
•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

The increase in staff expense reflects a net increase in headcount associated with the Mellon merger and the Acquired Corporate Trust Business, the consolidation of AIB/BNY, higher incentive expense, and organic business growth, partially offset by the BNY ConvergEx transaction.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding merger and integration expense and intangible amortization expense, totaled $1.077 billion in the third quarter of 2007 compared with $449 million in the third quarter of 2006. Non-staff expense was impacted by the merger with Mellon, the Acquired Corporate Trust Business, the consolidation of AIB/BNY, and the BNY ConvergEX transaction, and included the following activity:

•

A $123 million increase in distribution and servicing expense related to the merger with Mellon. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher net sales. Distribution and servicing expense in any one year is not fully recovered by higher distribution and service revenue; rather it contributes to future growth in mutual fund management revenue reflecting the growth in mutual fund assets generated through certain distribution channels;
•	The increase in professional, legal and other purchased services, business development and equipment expense reflect business growth and strategic initiatives;
•	Software expense increased reflecting business growth, strategic initiatives and the write-off of internally developed software ($6 million);
•	The increase in subcustodian expenses reflects increased asset values, higher transaction volumes and increased depositary receipts activity; and
•	Other expense increased reflecting the write-off of the remaining interest in a hedge fund manager and organic business growth.

In the third quarter of 2007 we incurred $205 million of merger and integration expenses related to the merger with Mellon. Merger and integration expenses are comprised of the following:

•	Personnel related—includes severance, retention, relocation expenses, stock option and restricted stock expense ($73 million)
•	Transaction costs—includes investment banker and legal fees, and foundation funding ($65 million)
•	Integration/conversion costs—including consulting, system conversions and staff ($52 million)
•	One-time costs—includes facilities related costs, asset write-offs, vendor contract modifications, reloading and net gain (loss) on disposals ($15 million)

We also incurred $13 million of merger and integration expense associated with the Acquired Corporate Trust Business in the third quarter of 2007.

Amortization of intangible assets increased to $131 million in the third quarter of 2007 compared with $14 million in the third quarter of 2006, reflecting the merger with Mellon.

SFAS No. 123 (Revised 2004)

On Jan. 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is

16     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS 123(R) using the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. As of Jan. 1, 2006, we were amortizing all of our unvested stock option grants. Certain of our stock compensation grants vest when the employee retires. SFAS 123(R) requires the completion of expensing of new grants with this feature by the first date the employee is eligible to retire. For grants prior to Jan. 1, 2006, we will continue to expense them over their stated vesting period. As a result of the early retirement provisions, the adoption of SFAS 123(R) increased pre-tax expense in 2006 by $12 million.

During the nine months ended Sept. 30, 2007, approximately 8 million options were granted. In the third quarter of both 2007 and 2006, we recorded $20 million and $11 million of stock option expense, respectively. The SFAS 123(R) impact related to early retirement, stemming from stock-based compensation grants, was $4 million for the third quarter of 2007 and $17 million in the first nine months of 2007.

The fair value of options granted in 2007 and 2006 were estimated at the grant date using the following weighted average assumptions:

Assumptions (a)	Quarter ended		Nine months ended
	Sept. 30, 2007	Sept. 30, 2006 (b)	Sept. 30, 2007	Sept. 30, 2006
Dividend yield	2.22%	-%	2.42%	2.77%
Expected volatility	22.39	-	22.94	22.43
Risk free interest rates	4.76	-	4.46	4.72
Expected options lives (in years)	6	-	6	6
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results while the results for the third quarter and year-to-date 2006 include legacy The Bank of New York only.
(b)	There were no stock options granted in the third quarter of 2006.

Year-to-date 2007 compared with year-to-date 2006

Total noninterest expense was $5.367 billion in the first nine months of 2007, compared with $3.403 billion in the first nine months of 2006. The increase primarily reflects the same factors impacting the quarterly results.

Income taxes

The effective tax rate for the third quarter of 2007 was 28.2%, compared to 29.4% in the third quarter of 2006 and 31.9% in the second quarter of 2007. The lower effective tax rate in the third quarter of 2007 compared with the third quarter of 2006 reflects the impact of the recalculation of the yield on the leverage lease portfolio under SFAS 13. Excluding this adjustment, the effective tax rate was 32.4%. On a year-to-date basis, the effective tax rate was 30.5% compared with 32.2% in the first nine months of 2006.

The projected effective tax rate for the fourth quarter of 2007 ranges between 33.5% and 34.0%. The anticipated increase in the effective tax rate is primarily attributable to the adverse effect of the merger in 2007 on New York state and local income taxes, and an increase in foreign taxes.

Our effective tax rate benefits from the amount of synthetic fuel tax credits (Section 29 of the Internal Revenue Code) we receive. These credits relate to investments that produce alternative fuel from coal byproducts and are impacted by the price of oil.

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

Although oil prices have increased during the first few weeks of the fourth quarter of 2007, any phase-out above our assumptions will not have a material effect on our 2007 earnings. The synthetic fuel program terminates at the end of 2007.

The Bank of New York Mellon Corporation     17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Credit loss provision and net charge-offs

Credit loss provision and net charge-offs		Legacy The Bank of New York Only
	Quarter ended			Nine months ended (a)
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Provision for credit losses	$-	$(15)	$(4)	$(30)	$(5)

Net (charge-offs)/recoveries:
Commercial	$-	$-	$-	$(5)	$2
Leases	(35)	5	-	(22)	-
Foreign	-	-	-	-	7
Other	-	-	-	-	1
Total net (charge-offs)/recoveries	$(35)	$5	$-	$(27)	$10
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while the results for the second quarter 2007 and all periods in 2006 include legacy The Bank of New York only.

There was no provision for credit losses for the third quarter of 2007, compared with a credit of $4 million in the third quarter of 2006 and a credit of $15 million in the second quarter of 2007, reflecting continued strong credit quality. We recorded a net charge-off of $35 million in the third quarter of 2007, compared with a net recovery of $5 million in the second quarter of 2007. Net charge-offs in the third quarter of 2007 include $36 million of charge-offs related to leased aircraft. The second quarter of 2007 includes $5 million of recoveries related to leased aircraft that were sold. For the nine months ended Sept. 30, 2007, the provision for credit losses was a credit of $30 million compared with a credit of $5 million in the first nine months of 2006. We recorded a net charge-off of $27 million for the nine months ended Sept. 30, 2007 compared with a net recovery of $10 million in the first nine months of 2006.

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

The accounting policies of the business segments are the same as those described in Note 1 of The Bank of New York’s 2006 Annual Report except segment results are subject to restatement whenever improvements are made in the measurement principles or when organizational changes are made. Net interest revenue differs from the amounts shown in the Consolidated Income Statement because amounts presented in the Business Segments are on a fully taxable equivalent basis (FTE). In the first, second and third quarters of 2007, in connection with the merger with Mellon, business segment reporting was realigned to reflect the new business structure of the combined company. In addition, several allocation methodologies were also revised to achieve greater harmonization with Mellon’s methodologies. All prior periods have been restated to reflect these revisions. It is anticipated that remaining allocation methodologies will be harmonized during the first half of 2008.

The operations of acquired businesses are integrated with the existing business segments soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding the acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

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

•	Asset and Wealth Management Segment
•	Asset Management sector
•	Wealth Management sector
•	Institutional Services Segment
•	Asset Servicing sector
•	Issuer Services sector
•	Clearing and Execution Services sector
•	Treasury Services sector
•	Other Segment

The business segment information is reported on a continuing operations basis for all periods presented. See Note 5 of this report for a discussion of discontinued operations.

On July 1, 2007, we merged with Mellon Financial Corporation and on Oct. 1, 2006, we sold substantially all of the assets of our Retail Business.

The results of our business segments are presented and analyzed on an internal management reporting basis:

•	Revenue amounts reflect fee revenue generated by each segment, as well as fee revenue transferred between sectors under revenue transfer agreements.
•

Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to the Asset Servicing sector within the Institutional Services Segment (which includes our custody operations).

•

Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Segments with a net liability position have also been allocated assets from the securities portfolio.

•

Net interest revenue is allocated to segments based on the yields on the assets and liabilities generated by each segment. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each segment based on their interest sensitivity and maturity characteristics.

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•

The provision for credit losses is allocated to segments based on changes in each segment’s credit risk during the period. Previously, the provision for credit losses was based on management’s judgment as to average credit losses that would have been incurred in the operations of the segment over a credit cycle of a period of years.

•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•	Goodwill and intangibles are reflected within individual business segments.
•	The operations of the Acquired Corporate Trust Business are included only from Oct. 1, 2006, the date on which it was acquired.
•	The operations of Mellon are included only from July 1, 2007, the effective date of the merger.

The Bank of New York Mellon Corporation     19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Market indexes	3Q06	4Q06	1Q07	2Q07	3Q07	3Q07 vs. 2Q07	Year-to-date		YTD07 vs. YTD06
							2007	2006
S&P 500 Index (a)	1,336	1,418	1,421	1,503	1,527	2%	1,527	1,336	14%
FTSE 100 Index (a)	5,961	6,221	6,308	6,608	6,467	(2)	6,467	5,961	8
NASDAQ Composite Index (a)	2,258	2,415	2,422	2,603	2,702	4	2,702	2,258	20
Lehman Brothers Aggregate Bondsm Index (a)	220.0	226.6	230.8	227.9	246.2	8	246.2	220.0	12
MSCI EAFE® Index (a)	1,885.3	2,074.5	2,147.5	2,262.2	2,300.3	2	2,300.3	1,885.3	22
NYSE Volume (in billions)	108.8	114.4	123.8	127.7	145.5	14	397.0	344.1	15
NASDAQ Volume (in billions)	114.6	121.5	131.4	134.0	137.0	2	402.3	379.6	6
(a)	Period end.

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

The volatile market environment in the third quarter of 2007 resulted in an unseasonably strong quarter in securities lending revenue, foreign exchange and other trading revenue and clearing and execution fees. Depositary receipts were also strong in the third quarter, reflecting business growth and dividend distributions. Non-program equity trading volumes were up 11% sequentially and up 25% year-over-year. In addition, average daily U.S. fixed-income trading volume was up 9% sequentially and 21% year-over-year. Total debt issuance decreased 47% sequentially and decreased 27% year-over-year. The issuance of global collateralized debt obligations was down 55% versus the third quarter of 2006.

As of Sept. 30, 2007, our assets under custody and administration rose to $20.8 trillion, from $12.2 trillion at Sept. 30, 2006 and $14.9 trillion at June 30, 2007. The increase in assets under custody and administration from Sept. 30, 2006 primarily reflects the merger with Mellon, rising asset prices, growth in the custody business and the impact of the Acquired Corporate Trust Business. The increase compared with June 30, 2007, primarily resulted from the merger with Mellon. Equity securities comprised 36% and fixed-income securities were 64% of the assets under custody and administration at Sept. 30, 2007, compared with 31% equity securities and 69% fixed-income securities at Sept. 30, 2006. Assets under custody and administration at Sept. 30, 2007 consisted of assets related to the custody, mutual funds, and corporate trust businesses of $16.1 trillion, broker-dealer services assets of $2.5 trillion, and all other assets of $2.2 trillion.

The consolidating schedules on the following pages show the contribution of the company’s sectors to its overall profitability.

20     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended Sept. 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$746	$162	$908	$907	$460	$372	$221	$1,960	$72	$2,940
Net interest revenue	(5)	85	80	206	159	77	131	573	21	674
Total revenue	741	247	988	1,113	619	449	352	2,533	93	3,614
Provision for credit losses	-	-	-	-	-	-	-	-	-	-
Noninterest expense	609	183	792	761	311	324	202	1,598	316	2,706
Income before taxes	$132	$64	$196	$352	$308	$125	$150	$935	$(223)	$908
Pre-tax operating margin (a)	18%	26%	20%	32%	50%	28%	43%	37%	N/M	25%
Average assets	$12,771	$13,754	$26,525	$25,129	$7,590	$15,897	$23,726	$72,342	$84,918	$183,785	(b)
Excluding intangible amortization:
Noninterest expense	$539	$162	$701	$755	$291	$318	$195	$1,559	$315	$2,575
Income before taxes	202	85	287	358	328	131	157	974	(222)	1,039
Pre-tax operating margin (a)	27%	34%	29%	32%	53%	29%	45%	38%	N/M	29%

Legacy The Bank of New York Only
For the quarter ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$122	$52	$174	$520	$390	$320	$145	$1,375	$31	$1,580
Net interest revenue	4	15	19	155	128	63	93	439	(4)	454
Total revenue	126	67	193	675	518	383	238	1,814	27	2,034
Provision for credit losses	-	-	-	-	-	-	(7)	(7)	(8)	(15)
Noninterest expense	72	56	128	473	253	299	129	1,154	107	1,389
Income before taxes	$54	$11	$65	$202	$265	$84	$116	$667	$(72)	$660
Pre-tax operating margin (a)	43%	16%	34%	30%	51%	22%	49%	37%	N/M	32%
Average assets	$1,387	$1,487	$2,874	$12,146	$5,104	$16,267	$16,966	$50,483	$60,921	$114,278	(b)
Excluding intangible amortization:
Noninterest expense	$68	$56	$124	$471	$236	$293	$129	$1,129	$107	$1,360
Income before taxes	58	11	69	204	282	90	116	692	(72)	689
Pre-tax operating margin (a)	46%	16%	36%	30%	54%	23%	49%	38%	N/M	34%

Legacy The Bank of New York Only
For the quarter ended March 31, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$101	$51	$152	$476	$356	$308	$132	$1,272	$51	$1,475
Net interest revenue	6	16	22	132	110	61	97	400	7	429
Total revenue	107	67	174	608	466	369	229	1,672	58	1,904
Provision for credit losses	-	-	-	-	-	-	(3)	(3)	(12)	(15)
Noninterest expense	67	55	122	442	251	276	130	1,099	51	1,272
Income before taxes	$40	$12	$52	$166	$215	$93	$102	$576	$19	$647
Pre-tax operating margin (a)	37%	18%	30%	27%	46%	25%	45%	34%	N/M	34%
Average assets	$1,387	$1,448	$2,835	$10,610	$4,235	$16,363	$17,003	$48,211	$50,929	$101,975	(b)
Excluding intangible amortization:
Noninterest expense	$63	$55	$118	$441	$234	$270	$130	$1,075	$51	$1,244
Income before taxes	44	12	56	167	232	99	102	600	19	675
Pre-tax operating margin (a)	41%	18%	32%	27%	50%	27%	45%	36%	N/M	35%

The Bank of New York Mellon Corporation     21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Legacy The Bank of New York Only
For the quarter ended Dec. 31, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$109	$49	$158	$414	$371	$296	$134	$1,215	$68	$1,441
Net interest revenue	7	15	22	137	107	76	101	421	9	452
Total revenue	116	64	180	551	478	372	235	1,636	77	1,893
Provision for credit losses	-	-	-	-	(1)	2	(7)	(6)	(9)	(15)
Noninterest expense	74	53	127	421	246	262	129	1,058	100	1,285
Income before taxes	$42	$11	$53	$130	$233	$108	$113	$584	$(14)	$623
Pre-tax operating margin (a)	36%	17%	29%	24%	49%	29%	48%	36%	N/M	33%
Average assets	$1,226	$1,481	$2,707	$9,453	$3,988	$14,825	$16,615	$44,881	$54,499	$102,087	(b)
Excluding intangible amortization:
Noninterest expense	$70	$53	$123	$413	$230	$256	$129	$1,028	$100	$1,251
Income before taxes	46	11	57	138	249	114	113	614	(14)	657
Pre-tax operating margin (a)	40%	17%	32%	25%	52%	31%	48%	38%	N/M	35%

Legacy The Bank of New York Only
For the quarter ended Sept. 30, 2006 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$84	$47	$131	$437	$205	$328	$143	$1,113	$19	$1,263
Net interest revenue	3	16	19	119	49	70	98	336	3	358
Total revenue	87	63	150	556	254	398	241	1,449	22	1,621
Provision for credit losses	-	-	-	-	1	-	(3)	(2)	(2)	(4)
Noninterest expense	58	52	110	414	127	309	126	976	110	1,196
Income before taxes	$29	$11	$40	$142	$126	$89	$118	$475	$(86)	$429
Pre-tax operating margin (a)	33%	17%	27%	26%	50%	22%	49%	33%	N/M	26%
Average assets	$1,082	$1,503	$2,585	$8,641	$1,359	$16,363	$16,680	$43,043	$49,951	$95,579	(b)
Excluding intangible amortization:
Noninterest expense	$54	$52	$106	$413	$126	$301	$126	$966	$110	$1,182
Income before taxes	33	11	44	143	127	97	118	485	(86)	443
Pre-tax operating margin (a)	38%	17%	29%	26%	50%	24%	49%	33%	N/M	27%
(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $43 million, $45 million, $66 million, $51 million and $13,285 million for quarters ended Sept. 30, 2007, June 30, 2007, March 31, 2007, Dec. 31, 2006 and Sept. 30, 2006, consolidated average assets were $183,828 million for the third quarter of 2007, $114,323 million for the second quarter of 2007, $102,041 million for the first quarter of 2007, $102,138 million for the fourth quarter of 2006 and $108,864 million for the third quarter of 2006.

N/M - Not meaningful.

22     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the nine months ended Sept. 30, 2007 (a) (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$969	$265	$1,234	$1,903	$1,206	$1,000	$498	$4,607	$154	$5,995
Net interest revenue	5	116	121	493	397	201	321	1,412	24	1,557
Total revenue	974	381	1,355	2,396	1,603	1,201	819	6,019	178	7,552
Provision for credit losses	-	-	-	-	-	-	(10)	(10)	(20)	(30)
Noninterest expense	748	294	1,042	1,676	815	899	461	3,851	474	5,367
Income before taxes	$226	$87	$313	$720	$788	$302	$368	$2,178	$(276)	$2,215
Pre-tax operating margin (b)	23%	23%	23%	30%	49%	25%	45%	36%	N/M	29%
Average assets	$5,223	$5,608	$10,831	$16,015	$5,655	$16,174	$19,256	$57,100	$65,710	$133,641	(d)
Excluding intangible amortization:
Noninterest expense	$670	$273	$943	$1,667	$761	$881	$454	$3,763	$473	$5,179
Income before taxes	304	108	412	729	842	320	375	2,266	(275)	2,403
Pre-tax operating margin (b)	31%	28%	30%	30%	53%	27%	46%	38%	N/M	32%

Legacy The Bank of New York Only
For the nine months ended Sept. 30, 2006 (c) (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations
Fee and other revenue	$248	$149	$397	$1,298	$590	$1,063	$436	$3,387	$114	$3,898
Net interest revenue	8	45	53	339	151	202	291	983	33	1,069
Total revenue	256	194	450	1,637	741	1,265	727	4,370	147	4,967
Provision for credit losses	-	(2)	(2)	-	1	(6)	12	7	(10)	(5)
Noninterest expense	163	157	320	1,209	369	928	381	2,887	196	3,403
Income before taxes	$93	$39	$132	$428	$371	$343	$334	$1,476	$(39)	$1,569
Pre-tax operating margin (b)	36%	20%	29%	26%	50%	27%	46%	34%	N/M	32%
Average assets	$1,021	$1,491	$2,512	$8,315	$1,342	$16,969	$16,165	$42,791	$49,313	$94,616	(d)
Excluding intangible amortization:
Noninterest expense	$152	$157	$309	$1,204	$367	$904	$381	$2,856	$196	$3,361
Income before taxes	104	39	143	433	373	367	334	1,507	(39)	1,611
Pre-tax operating margin (b)	41%	20%	32%	26%	50%	29%	46%	34%	N/M	32%
(a)	Nine months ended 2007 include three months of the combined company’s results and six months of legacy The Bank of New York only.
(b)	Income before taxes divided by total revenue.
(c)	Legacy The Bank of New York only.
(d)	Including average assets of discontinued operations of $58 million for first nine months of 2007 and $13,856 million for the first nine months of 2006, consolidated average assets were $133,699 million for the first nine months of 2007 and $108,472 million for the first nine months of 2006.

N/M - Not meaningful.

The Bank of New York Mellon Corporation     23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset and Wealth Management Segment

Asset and Wealth Management fee revenue is dependent on the overall level and mix of assets under management (“AUM”) and the management fees charged for managing those assets. Assets under management were $1,106 billion at Sept. 30, 2007, compared with $131 billion at Sept. 30, 2006, and $153 billion at June 30, 2007. The year-over-year increase in AUM primarily reflects the merger with Mellon and continued growth across asset classes and strategies. The increase from June 30, 2007 reflects the merger with Mellon.

Assets under management at period-end, by product type	Legacy The Bank of New York Only
(in billions)	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
Equity securities	$36	$39	$41	$43	$456
Fixed income securities	20	21	22	22	215
Overlay and alternative investments	41	44	45	47	160
Money market	34	38	34	41	275
Total assets under management	$131	$142	$142	$153	$1,106

Assets under management at period-end, by client type	Legacy The Bank of New York Only
(in billions)	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
Institutional	$98	$105	$106	$113	$682
Mutual funds	12	15	15	18	323
Private client	21	22	21	22	101
Total market value of assets under management	$131	$142	$142	$153	$1,106

Changes in market value of assets under management from June 30, 2007 to Sept. 30, 2007 - by business sector
(in billions)	Asset Management	Wealth Management	Total
Market value of assets under management at June 30, 2007:
The Bank of New York	$129	$24	$153
Mellon Financial	868	61	929
Net inflows:
Long-term	1	1	2
Money market	27	-	27

Total net inflows	28	1	29
Net market depreciation (a)	(5)	-	(5)
Market value of assets under management at Sept. 30, 2007	$1,020	$86	$1,106
(a)	Includes the effect of changes in foreign exchange rates.

24     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset Management sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only					3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07	3Q07		2007	2006
Revenue:
Asset and wealth management:
Mutual funds	$2	$3	$3	$4	$307	N/M	$314	$7	N/M
Institutional clients	64	72	68	80	331	417%	479	180	166%
Private clients	12	13	13	15	46	283	74	35	111

Total asset management revenue	78	88	84	99	684	777	867	222	291
Performance fees	3	18	14	21	(3)	(200)	32	17	88
Distribution and servicing	-	-	-	-	89	-	89	-	-
Other	3	3	3	2	(24)	(900)	(19)	9	(311)

Total fee and other revenue	84	109	101	122	746	788	969	248	291
Net interest revenue (expense)	3	7	6	4	(5)	N/M	5	8	(38)

Total revenue	87	116	107	126	741	752	974	256	280
Noninterest expense (excluding intangible amortization)	54	70	63	68	539	898	670	152	341

Income before taxes (excluding intangible amortization)	33	46	44	58	202	512	304	104	192
Amortization of intangible assets	4	4	4	4	70	N/M	78	11	N/M

Income before taxes	$29	$42	$40	$54	$132	355%	$226	$93	143%

Memo: Income before taxes (excluding intangible amortization and non-operating items) (b)	$33	$46	$44	$58	$234	609%	$336	$104	223%
Pre-tax operating margin (excluding intangible amortization)	38%	40%	41%	46%	27%		31%	41%
Average assets	$1,082	$1,226	$1,387	$1,387	$12,771	N/M	$5,223	$1,021	412%
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007 include legacy The Bank of New York only.
(b)	Third quarter 2007 excludes a pre-tax charge ($32 million) related to the write-off of the value of the remaining interest in a hedge fund manager that was disposed of in 2006.

N/M - Not meaningful.

Business description

Asset Management is comprised of BNY Mellon Institutional Asset Management, which consists of a number of asset management boutiques offering a broad range of equity, fixed income, hedge and liquidity management products; BNY Mellon Asset Managment International (formerly Mellon Global Investments), which distributes investment management products internationally; and all products and services associated with the Dreyfus Corporation complex of equity, fixed income and money market mutual funds, separate accounts and annuities.

We are a top 15 global asset manager; a top 10 U.S. asset manager; and the seventh largest asset manager in Europe. We are also a top five tax-exempt, institutional U.S. asset manager.

The results of the Asset Management sector are mainly driven by the period-end and average levels of assets managed as well as the mix of those assets, as shown in the table on page 24. Managed equity assets typically generate higher percentage fees than money market and fixed-income assets. Also, actively managed assets typically generate higher management fees than indexed or passively managed assets of the same type. In addition, performance fees may be generated when the investment performance of products exceeds various benchmarks and satisfies other criteria. Results for this sector are also impacted by sales of fee-based products such as fixed and variable annuities and separately managed accounts. Expenses in this sector are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

Review of financial results

Income before taxes was $132 million in the third quarter of 2007 compared with $29 million in the third

The Bank of New York Mellon Corporation     25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

quarter of 2006, and $54 million in the second quarter of 2007. Income before taxes (excluding intangible amortization) was $202 million in the third quarter of 2007 compared with $33 million in the third quarter of 2006 and $58 million in the second quarter of 2007. The third quarter of 2007 also included a $32 million charge related to the write-off of the value of the remaining interest in a hedge fund manager that was disposed of in 2006. Excluding this charge, income before taxes (excluding intangible amortization) was $234 million in the third quarter of 2007.

Fee and other revenue was $746 million in the third quarter of 2007 compared with $84 million in the third quarter of 2006 primarily reflecting the merger with Mellon, net new business and improved equity markets. Performance fees were negative $3 million in the third quarter of 2007 reflecting the impact of market volatility on certain alternative and quantitative strategies. Other fee revenue decreased, principally reflecting the lower market value of seed capital investments due to the market environment. Fee and other revenue increased on a sequential-quarter basis primarily reflecting the same factors affecting year-over-year results.

Noninterest expense (excluding intangible amortization) was $539 million in the third quarter of 2007 compared with $54 million in the third quarter of 2006 primarily reflecting the merger with Mellon and higher incentive compensation, temporary labor, technology, legal expenses and the write-off of the remaining interest in a hedge fund manager. The sequential-quarter increase in noninterest expense primarily reflects the merger with Mellon and legal, technology and other compensation expenses, and the write-off of the interest in a hedge fund manager.

On a year-to-date basis, income before taxes was $226 million in the first nine months of 2007 compared with $93 million in the first nine months of 2006. Income before taxes (excluding intangible amortization) was $304 million in the first nine months of 2007 compared with $104 million in the first nine months of 2006. Income before taxes (excluding intangible amortization) was $336 million excluding the write-off of the interest in a hedge fund manager. Fee and other revenue increased $721 million, primarily due to the merger with Mellon and higher asset management fees from institutional clients. Noninterest expense (excluding intangible amortization) increased $518 million in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the merger with Mellon and higher other compensation, salaries and temporary labor, technology, occupancy and legal expenses.

26     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Wealth Management sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only				3Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07			2007	2006
Revenue:
Asset and wealth management	$46	$48	$50	$50	$152	230%	$252	$145	74%
Other	1	1	1	2	10	900	13	4	225

Total fee and other revenue	47	49	51	52	162	245	265	149	78
Net interest revenue	16	15	16	15	85	431	116	45	158

Total revenue	63	64	67	67	247	292	381	194	96
Provision for credit losses	-	-	-	-	-	-	-	(2)	N/M
Noninterest expense (excluding intangible amortization)	52	53	55	56	162	212	273	157	74

Income before taxes (excluding intangible amortization)	11	11	12	11	85	673	108	39	177
Amortization of intangible assets	-	-	-	-	21	-	21	-	-

Income before taxes	$11	$11	$12	$11	$64	482	$87	$39	123

Pre-tax operating margin (excluding intangible amortization)	17%	17%	18%	16%	34%		28%	20%

Average loans	$1,410	$1,373	$1,336	$1,341	$6,590	367	$3,109	$1,397	123
Average assets	1,503	1,481	1,448	1,487	13,754	815	5,608	1,491	276
Average deposits	1,116	1,090	1,119	1,065	11,289	912	4,528	1,122	304

Market value of total client assets at period-end (in billions)	$59	$60	$59	$59	$170	188	170	59	188
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007 include legacy The Bank of New York only.

N/M - Not meaningful

Business description

In the Wealth Management sector, we offer a full array of investment management, wealth and estate planning and private banking and finance solutions to help individuals protect, grow and transfer their wealth. Clients include predominantly high-net-worth individuals, families, family offices and business enterprises, charitable gift programs and endowments and foundations. The activities of Mellon 1st Business Bank, N.A. in California and Mellon United National Bank in Florida are included in this sector.

BNY Mellon Wealth Management is a top ten U.S. wealth manager with $170 billion in client assets. We serve our clients through an expansive network of more than 80 offices globally.

The results of the Wealth Management sector are driven by the level and mix of assets managed and custodied and the level of activity in client accounts.

Net interest revenue is determined by the level of interest spread between loans and deposits. Expenses of this sector are driven mainly by staff expense in the investment management, sales, service and support groups.

The Bank of New York Mellon Corporation     27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Review of financial results

Income before taxes was $64 million in the third quarter of 2007 compared with $11 million in both the third quarter of 2006 and second quarter of 2007. Income before taxes (excluding intangible amortization) was $85 million in the third quarter of 2007 compared with $11 million in both the third quarter of 2006 and second quarter of 2007.

Total fee and other revenue was $162 million in the third quarter of 2007 compared with $47 million in the third quarter of 2006 and $52 million in the second quarter of 2007. The increase compared with both prior periods primarily resulted from the merger with Mellon, increased net new business and market performance.

Net interest revenue increased $69 million compared with the third quarter of 2006, and $70 million compared with the second quarter of 2007, reflecting the merger with Mellon.

Noninterest expense (excluding intangible amortization) increased $110 million compared with the third quarter of 2006 and $106 million compared with the second quarter of 2007, primarily reflecting the merger with Mellon, as well as expenses associated with new distribution channels.

On a year-to-date basis, income before taxes increased $48 million compared with the first nine months of 2006. Excluding intangible amortization income before taxes increased $69 million. The increase in fee and other revenue, net interest and noninterest expense were driven by the merger with Mellon.

28     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Institutional Services Segment

Asset Servicing sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only				3Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07			2007	2006
Revenue:
Securities servicing fees - Asset Servicing	$345	$353	$393	$426	$698	102%	$1,517	$1,043	45%
Foreign exchange and other trading activities	62	46	68	77	167	169	312	169	85
Other	30	15	15	17	42	40	74	86	(14)

Total fee and other revenue	437	414	476	520	907	108	1,903	1,298	47
Net interest revenue	119	137	132	155	206	73	493	339	45

Total revenue	556	551	608	675	1,113	100	2,396	1,637	46
Noninterest expense (excluding intangible amortization)	413	413	441	471	755	83	1,667	1,204	39

Income before taxes (excluding intangible amortization)	143	138	167	204	358	150	729	433	68
Amortization of intangible assets	1	8	1	2	6	500	9	5	80

Income before taxes	$142	$130	$166	$202	$352	148	$720	$428	68

Pre-tax operating margin (excluding intangible amortization)	26%	25%	27%	30%	32%		30%	26%

Average assets	$8,641	$9,453	$10,610	$12,146	$25,129	191	$16,015	$8,315	93
Average deposits	23,660	24,048	24,409	29,773	38,250	62	30,861	22,746	36
Securities lending revenue	40	35	36	54	108	170	198	135	47
Market value of securities on loan at period-end (in billions)	389	399	397	397	663	70	663	389	70
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007, include legacy The Bank of New York only.

Business description

The Asset Servicing sector includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management and credit-related services and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker-dealers, investment managers, insurance companies and mutual funds.

The results of the Asset Servicing sector are driven by a number of factors which include the level of transactional activity and the extent of services provided including custody, accounting,

administration, daily valuations, performance measurement, securities lending and investment manager backoffice outsourcing, as well as the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. In broker-dealer services, the continued adoption of tri-party repo arrangements remains a key driver. Foreign exchange trading revenues are directly influenced by the volume of client transactions and the spread realized on these transactions, and indirectly influenced by other factors including market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investment and other transactions undertaken by corporate and

The Bank of New York Mellon Corporation     29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

institutional clients. Sector expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to subcustodians are driven by market values of global assets and related transaction volumes.

We are one of the leading securities servicing providers with a total of $20.8 trillion of assets under custody and administration at Sept. 30, 2007. We are one of the largest mutual fund custodians for U.S. funds and one of the largest providers of fund services in the world, servicing funds with over $3.0 trillion in total assets. We also service more than 45% of the exchange-traded funds in the U.S. We are a leading custodian in the U.K. and service 30% of U.K. pensions. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a total lending pool of approximately $3.0 trillion in 30 markets around the world. We are the largest global provider of performance analytics and a leading offshore fund administrator.

We clear approximately 50% of the transactions in U.S. Government securities. We are a leader in global clearance, clearing equity and fixed income transactions in 101 markets. With $1.5 trillion in tri-party balances worldwide, we are a leading collateral management agent.

Review of financial results

Income before taxes was $352 million for the third quarter of 2007 compared with $142 million in the third quarter of 2006, and $202 million in the second quarter of 2007.

Total fee and other revenue increased $470 million in the third quarter of 2007 compared with the third quarter of 2006 driven by the merger with Mellon, increased transaction volumes related to market volatility, new assets from existing clients and organic growth across all business products, especially global custody, domestic and international mutual funds, exchange-traded funds, hedge fund servicing and collateral management. European asset servicing continues to gain momentum with strong third quarter revenue growth across all products, also reflective of significant cross-border investment interest and capital flow. Securities lending revenue increased $54 million, on a sequential-quarter basis and $68 million, from the third quarter of 2006. The increase from both prior periods resulted from the merger with Mellon, higher spreads for fixed income securities as well as market volatility in the third quarter of 2007.

The growth in global collateral management was due to new business wins and increased volume from existing clients. We now handle approximately $1.5 trillion of financing for our broker-dealer clients daily through collateralized financing agreements, up approximately 25% from a year ago.

The increase in foreign exchange and other trading activity reflects the merger with Mellon as well as higher volumes and a significant increase in currency volatility. Net interest revenue increased $87 million compared with the third quarter of 2006, and increased $51 million compared with the second quarter of 2007, primarily driven by the merger with Mellon, deposit growth and improved spreads.

Noninterest expense (excluding intangible amortization) increased $342 million compared with the third quarter of 2006 and $284 million compared with the second quarter of 2007, reflecting the merger with Mellon, salaries and temporary labor, sub-custodian, technology and occupancy. The sequential-quarter increase is primarily due to the merger with Mellon and increased technology, sub-custodian, claims by clients, occupancy, salaries and temporary labor.

On a year-to-date basis, income before taxes increased $292 million compared with the first nine months of 2006. Fee and other revenue increased $605 million primarily due to the merger with Mellon and organic growth from existing clients across all products. Net interest revenue increased $154 million primarily driven by the merger with Mellon and deposit growth coupled with the higher value of deposits in a rising rate environment.

Noninterest expense (excluding intangible amortization) increased $463 million in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the merger with Mellon, salaries and temporary labor, sub-custodian, occupancy and technology.

30     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Issuer Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only					3Q07 vs. 2Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07	3Q07			2007	2006
Revenue:
Securities servicing fees - Issuer services	$194	$340	$319	$367	$436	19%	125%	$1,122	$555	102%
Other	11	31	37	23	24	4	118	84	35	140

Total fee and other revenue	205	371	356	390	460	18	124	1,206	590	104
Net interest revenue	49	107	110	128	159	24	224	397	151	163

Total revenue	254	478	466	518	619	19	144	1,603	741	116
Provision for credit losses	1	(1)	-	-	-	N/M	N/M	-	1	N/M
Noninterest expense (excluding intangible amortization)	126	230	234	236	291	23	131	761	367	107

Income before taxes (excluding intangible amortization)	127	249	232	282	328	16	158	842	373	126
Amortization of intangible assets	1	16	17	17	20	18	N/M	54	2	N/M

Income before taxes	$126	$233	$215	$265	$308	16	144	$788	$371	112

Pre-tax operating margin (excluding intangible amortization)	50%	52%	50%	54%	53%			53%	50%
Average assets	$1,359	$3,988	$4,235	$5,104	$7,590	49	458	$5,655	$1,342	321
Average deposits	5,837	10,935	11,711	18,431	26,153	42	348	18,818	6,007	213

Number of corporate actions	656	526	344	682	540	(21)	(18)	1,566	1,648	(5)
Depository receipt trading value (in billions)	$144	$178	$233	$248	$354	43	146	835	486	72
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007, include legacy The Bank of New York only.
N/M	- Not meaningful.

Business description

The Issuer Services sector provides a diverse array of products and services to corporations and shareholders, including corporate trust, depositary receipts, employee investment plan services, and stock transfer.

Revenue is driven by the volume of transactions processed and types of services provided. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

We are the depositary for more than 1,290 American and global depositary receipt programs, with a 64% market share, servicing leading companies from 61 countries. As the world’s largest trustee, we provide diverse services for corporate, municipal, structured, and international debt securities. We serve as trustee or agent for some 90,000 clients with $11 trillion in outstanding debt securities from offices in 54 locations around the world, including 18 non-U.S. locations. In addition to its top-ranked stock transfer services, BNY Mellon Shareowner Services offers a comprehensive suite of products and services ranging from record keeping and corporate actions to demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Review of financial results

Income before taxes was up 144% to $308 million for the third quarter of 2007 from $126 million in the third quarter of 2006, and up 16% from $265 million in the second quarter of 2007.

The Bank of New York Mellon Corporation     31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Total fee and other revenue increased $255 million in the third quarter of 2007 compared with the third quarter of 2006. Issuer services fees continued to exhibit strong growth in the third quarter compared with last year’s third quarter. The merger with Mellon and the Acquired Corporate Trust Business significantly impacted comparisons of the third quarter of 2007 to the third quarter of 2006. Issuer services fees increased sequentially over the strong second quarter reflecting the merger with Mellon as well as growth in depositary receipts and global products in Corporate Trust. On a sequential-quarter basis, depositary receipts reflected another quarter of double-digit growth resulting from a strong quarter in dividend servicing fees.

Other fee revenue increased $13 million compared with the third quarter of 2006 and $1 million compared with the second quarter of 2007. The increase compared with third quarter of 2006 resulted from the Acquired Corporate Trust Business and the merger with Mellon. The increase from the sequential quarter resulted from the merger with Mellon and higher foreign exchange revenue, which was primarily offset by a $10 million decrease in the net economic value payments from the second quarter of 2007.

Net interest revenue increased $110 million in the third quarter of 2007 compared with the third quarter of 2006, primarily resulting from the Acquired Corporate Trust Business and organic growth, reflecting the impact of new business and increased client volumes, as well as the merger with Mellon. The sequential-quarter increase in net interest revenue was driven by the merger with Mellon, as well as deposit growth in Corporate Trust and Shareowner services. Average deposits were $26.2 billion in the third quarter of 2007, compared with $5.8 billion in the third quarter of 2006 and $18.4 billion in the second quarter of 2007. The higher levels of deposits reflect the impact of the Acquired Corporate Trust Business, increased liquidity from our other issuer services customers compared with 2006 and the merger with Mellon.

Noninterest expense (excluding intangible amortization) increased $165 million, or 131%, in the third quarter of 2007 compared with the third quarter of 2006 reflecting the impact of the Acquired Corporate Trust Business, the merger with Mellon, and expenses associated with revenue growth in depositary receipts and corporate trust. The sequential-quarter increase reflects the merger with Mellon, higher salaries and temporary labor.

Income before taxes increased $417 million, or 112%, in the first nine months of 2007 compared with the first nine months of 2006 primarily resulting from increased fee and other revenue. Fee and other revenue increased $616 million, or 104%, during the first nine months of 2007 compared with the first nine months of 2006 due to the impact of the Acquired Corporate Trust Business, continued strong growth and the merger with Mellon.

Net interest revenue increased $246 million, or 163%, in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the Acquired Corporate Trust Business and organic growth, reflecting the impact of new business and increased client volumes, as well as the merger with Mellon.

Noninterest expense (excluding intangible amortization) increased $394 million, or 107%, in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the Acquired Corporate Trust Business, expenses incurred in support of business growth and the merger with Mellon.

32     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Clearing & Execution Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only					3Q07 vs. 2Q07	3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07	3Q07			2007	2006
Revenue:
Securities servicing fees - Clearing and execution services	$290	$266	$281	$291	$302	4%	4%	$874	$944	(7)%
Other	38	30	27	29	70	141	84	126	119	6

Total fee and other revenue	328	296	308	320	372	16	13	1,000	1,063	(6)
Net interest revenue	70	76	61	63	77	22	10	201	202	(1)

Total revenue	398	372	369	383	449	17	13	1,201	1,265	(5)
Provision for credit losses	-	2	-	-	-	-	-	-	(6)	N/M
Noninterest expense (excluding intangible amortization)	301	256	270	293	318	9	6	881	904	(3)

Income before taxes (excluding intangible amortization)	97	114	99	90	131	46	35	320	367	(13)
Amortization of intangible assets	8	6	6	6	6	-	(25)	18	24	(25)

Income before taxes	$89	$108	$93	$84	$125	49	40	$302	$343	(12)

Pre-tax operating margin (excluding intangible amortization)	24%	31%	27%	23%	29%			27%	29%
Memo: Income before taxes (excluding intangible amortization and non-operating items) (b)	$97	$114	$99	$90	$104	16%	7%	$293	$367	(20)%
Average assets	$16,363	$14,825	$16,363	$16,267	$15,897	(2)	(3)	$16,174	$16,969	(5)
Average active accounts (in thousands)	5,168	5,133	5,149	5,195	5,064	(3)	(2)	5,136	5,095	1
Average margin deposits (in thousands)	5,158	5,176	5,396	5,551	5,287	(5)	3	5,411	5,436	-
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007, include legacy The Bank of New York only.
(b)	Third quarter 2007 excludes the pre-tax benefit ($27 million) of the negotiated settlement received for the early termination of a contract that occurred in 2005.
N/M	- Not meaningful.

Business description

Our Clearing & Execution Services sector consists of the Pershing clearing business, a 35% equity interest in BNY ConvergEx Group and the B-Trade and G-Trade businesses, which are expected to become part of the BNY ConvergEx Group in 2008. The BNY ConvergEx Group transaction changed the accounting from a fully consolidated subsidiary to a 35.4% equity interest recorded in other income.

Our Pershing and Pershing Advisor Solutions subsidiaries provide financial institutions and independent registered investment advisors with operational support, trading services, flexible technology and practice management programs. Pershing services more than 1,150 retail and institutional financial organizations and independent registered investment advisors who collectively represent more than five million active investors.

Through B-Trade and G-Trade and our affiliate, BNY ConvergEx Group LLC, we provide liquidity and execution management, investment technologies, and intermediary and clearing services in more than 90 global markets, executing 242 million U.S. shares and $1.5 billion in non-U.S. principal each day and clearing more than 1.2 million trades daily.

In execution services, we provide a full suite of broker-assisted and electronic trading services. Our execution services business is one of the largest global agency brokerage organizations. In addition, we are one of the leading institutional electronic brokers for non-U.S. dollar equity execution.

Revenue in this sector is driven by the volume of transactions processed and types of services provided. Sector expenses are driven by staff, equipment and space required to support the services provided by the sector.

The Bank of New York Mellon Corporation     33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Review of financial results

Income before taxes increased 40% to $125 million for the third quarter of 2007 from $89 million in the third quarter of 2006, and increased $41 million, or 49%, from $84 million in the second quarter of 2007. Results for the third quarter of 2007 include a settlement received for the early termination of a contract that occurred in 2005 ($28 million) and ($1 million) of related incentive expense. Excluding this transaction, income before taxes increased 10% compared with the third quarter of 2006 and 17% on a sequential basis.

Total fee and other revenue increased $44 million, or 13%, in the third quarter of 2007 compared with the third quarter of 2006. Clearing and execution servicing fees increased $12 million compared with the third quarter of 2006 as strong growth in trading activity and continued growth in money market and mutual fund positions more than offset the decrease in revenue resulting from the disposition of certain execution businesses in the BNY ConvergEx transaction. On a sequential-quarter basis, clearing and execution servicing fees were up $11 million, or 4% (unannualized), reflecting the same factors described above. The increase in Other revenue compared to both prior periods primarily resulted from the settlement received for the early termination of a contract described above.

Net interest revenue increased $7 million, or 10%, compared with the third quarter of 2006, and

$14 million, or 22%, compared with the second quarter of 2007, reflecting increased spreads on deposits and margin accounts resulting from higher interest rates.

Noninterest expense (excluding intangible amortization) increased $17 million, or 6%, in the third quarter of 2007 compared with the third quarter of 2006, reflecting higher salary, benefits and commission costs which more than offset the reduction in expense resulting from the BNY ConvergEx transaction. The $25 million, or 9%, sequential-quarter increase in noninterest expense (excluding intangible amortization) reflects higher incentive compensation and clearing expense.

On a year-to-date basis, income before taxes decreased $41 million, or 12%, compared with the first nine months of 2006. Fee and other revenue decreased $63 million, or 6%, primarily due to the BNY ConvergEx transaction and the $35 million gain on the sale of NYSE seats in 2006, partially offset by the factors mentioned above. Net interest revenue was flat compared with the first nine months of 2006. Noninterest expense (excluding intangible amortization) decreased $23 million, or 3%, in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the BNY ConvergEx transaction.

34     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Treasury Services sector

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	Legacy The Bank of New York Only					3Q07 vs. 3Q06	Year-to-date (a)		YTD07 vs. YTD06
	3Q06	4Q06	1Q07	2Q07	3Q07		2007	2006
Revenue:
Treasury services	$53	$49	$48	$53	$114	115%	$215	$152	41%
Other	90	85	84	92	107	19	283	284	-

Total fee and other revenue	143	134	132	145	221	55	498	436	14
Net interest revenue	98	101	97	93	131	34	321	291	10

Total revenue	241	235	229	238	352	46	819	727	13
Provision for credit losses	(3)	(7)	(3)	(7)	-	N/M	(10)	12	N/M
Noninterest expense (excluding intangible amortization)	126	129	130	129	195	55	454	381	19

Income before taxes (excluding intangible amortization)	118	113	102	116	157	33	375	334	12
Amortization of intangible assets	-	-	-	-	7	N/M	7	-	N/M

Income before taxes	$118	$113	$102	$116	$150	27	$368	$334	10

Average loans	$12,998	$13,174	$13,320	$13,196	$12,705	(2)	$13,071	$12,361	6
Average assets	16,680	16,615	17,003	16,966	23,726	42	19,256	16,165	19
Average deposits	12,125	13,988	13,075	13,787	20,632	70	15,859	11,558	37
Pre-tax operating margin (excluding intangible amortization)	49%	48%	45%	49%	45%		46%	46%
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while results prior to July 1, 2007, include legacy The Bank of New York only.
N/M	- Not meaningful.

Business description

The Treasury Services sector includes treasury services, foreign exchange and other trading activities, capital markets business and large corporate banking.

Treasury services revenue is directly influenced by the volume of transactions and payments processed, loan levels, types of service provided and net interest revenue earned from deposit balances generated by activity across the business operations. Our revenue is indirectly influenced by other factors including market volatility in major currencies, the level of cross-border assets held in custody for clients, and the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Sector expenses are driven by staff, equipment and space required to support the services provided.

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are one of the largest funds transfer banks in the U.S. transferring over $1.5 trillion daily via more than 160,000 wire transfers.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Review of financial results

Income before taxes was up 27% to $150 million for the third quarter of 2007 from $118 million in the third quarter of 2006, and up 29% from $116 million in the second quarter of 2007.

Total fee and other revenue increased $78 million, compared with the third quarter of 2006 and $76 million compared with the second quarter of 2007. Treasury services fees were up $61 million from both the third quarter of 2006 and the second quarter of 2007 reflecting the merger with Mellon, higher client volumes and new business in the global payment business. The increase in other income sequentially and from the third quarter of 2006 reflects the higher valuation of the credit derivative portfolio.

The increase in net interest revenue compared with the third quarter of 2006 and the sequential-quarter reflects the merger with Mellon as well as higher deposit levels, including compensating balances (in lieu of treasury services fees), and wider spreads.

Noninterest expense (excluding intangible amortization) increased $69 million compared with the third quarter of 2006 and $66 million compared with the second quarter of 2007 primarily due to the merger with Mellon, partially offset by the impact of merger-related expense synergies.

Income before taxes increased $34 million, or 10%, in the first nine months of 2007 compared with the first nine months of 2006 primarily due to the merger with Mellon and a $10 million credit to the allowance for credit losses compared with $12 million of expense in the first nine months of last year, partially offset by lower asset-related gains in 2007. Fee and other revenue increased $62 million, or 14%, in the first nine months of 2007 compared with the first nine months of 2006 and net interest revenue increased $30 million, or 10%, in the first nine months of 2007 compared with the first nine months of 2006. Both increases reflect the same factors affecting the quarterly results. Noninterest expense (excluding intangible amortization) increased $73 million, or 19%, compared with the first nine months of 2006 primarily due to the merger with Mellon and expenses incurred in support of business growth.

36     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Other Segment

	Legacy The Bank of New York Only					Year-to-date (a)
(in millions)	3Q06	4Q06	1Q07	2Q07	3Q07	2007	2006
Revenue:
Fee and other revenue	$19	$68	$51	$31	$72	$154	$114
Net interest revenue	3	9	7	(4)	21	24	33

Total revenue	22	77	58	27	93	178	147
Provision for credit losses	(2)	(9)	(12)	(8)	-	(20)	(10)
Noninterest expense (excluding intangible amortization/merger and integration expense)	21	83	36	60	97	193	107

Income (loss) before taxes (excluding intangible amortization/merger and integration expense)	3	3	34	(25)	(4)	5	50
Amortization of intangible assets	-	-	-	-	1	1	-
Merger and integration expenses:
The Bank of New York Mellon	-	-	4	35	205	244	-
Acquired Corporate Trust Business	89	17	11	12	13	36	89

Total merger and integration expenses	89	17	15	47	218	280	89

Income (loss) before taxes	$(86)	$(14)	$19	$(72)	$(223)	$(276)	$(39)

Memo: Income before taxes (excluding intangible amortization, merger and integration expense and non-operating items) (b)	$3	$3	$34	$(25)	$24	$33	$50

Average assets	$49,951	$54,499	$50,929	$60,921	$84,918	$65,710	$49,313
Average deposits	11,838	8,983	8,448	5,878	10,946	8,433	11,850
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results while results prior to July 1, 2007, include legacy The Bank of New York only.
(b)	The third quarter of 2007 includes a reduction in net interest revenue resulting from a recalculation of the yield on the leverage lease portfolio caused by the impact of the merger with Mellon on the New York state marginal tax rate ($22 million) and a write-off of internally developed software ($6 million).

N/M - Not meaningful.

Business description

The Other Segment primarily includes:

•	the results of leasing operations;
•	corporate treasury activities
•	business exits; and
•	corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	revenue from corporate and bank owned life insurance;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results; and
•	gains (losses) from the sale of securities and other assets;

Noninterest expense includes:

•	merger and integration charges
•	direct expenses supporting leasing, investing and funding activities;
•	certain corporate overhead not directly attributable to the operations of other segments; and
•	expenses previously allocated to the Retail and Middle Market Banking Segment that did not qualify for treatment as discontinued operations expense.

Also, the tax equivalent adjustment is eliminated in the Other Segment.

Review of financial results

Income before taxes was a loss of $223 million for the third quarter of 2007, compared with a loss of $86 million in the third quarter of 2006, and a loss of $72 million in the second quarter of 2007.

The Bank of New York Mellon Corporation     37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Total fee and other revenue increased $53 million compared with the third quarter of 2006 and $41 million sequentially. The increase compared with both periods primarily reflects the merger with Mellon.

Net interest revenue was $21 million in the third quarter of 2007, an increase of $18 million from the third quarter of 2006 and $25 million from the second quarter of 2007. Both increases are due to the impact of the changing interest rate environment on corporate treasury allocations, and lower bond premium amortization due to slowing prepayments, partially offset by the negative impact of the required recalculation of the yield on leverage leases under SFAS 13 ($22 million), recorded in the third quarter of 2007.

There was no provision for credit losses recorded in the third quarter of 2007, compared with a credit of $2 million in the third quarter of 2006 and a credit of $8 million in the second quarter of 2007.

Noninterest expense (excluding intangible amortization/merger and integration expense) increased $76 million compared with the third quarter of 2006 and $37 million sequentially, primarily reflecting the merger with Mellon as well as the write-off of internally developed software ($6 million) in the third quarter of 2007. Merger and integration expenses associated with the Mellon merger were $205 million in the third quarter of 2007 and include amounts for personnel-related costs ($73 million), transaction costs ($65 million), integration conversion costs ($52 million) and one-time costs ($15 million).

Income before taxes was a loss of $276 million in the first nine months of 2007 compared with a loss of $39 million in the first nine months of 2006. Total fee and other revenue increased $40 million compared with the first nine months of 2006, reflecting the merger with Mellon as well as higher gains in the sponsor fund portfolio and transition services revenue. Net interest revenue decreased $9 million compared with the first nine months of 2006. Noninterest expense (excluding intangible amortizations/merger and integration expense) increased $86 million compared with the first nine months of 2006, primarily reflecting the same factors responsible for the third quarter 2007 to third quarter 2006 increase.

Critical accounting estimates

Our significant accounting policies are discussed in Note 1 of The Bank of New York’s 2006 Annual Report on Form 10-K. Our critical accounting policies are those related to the allowance for credit losses, the valuation of derivatives and securities where quoted market prices are not available, goodwill and other intangibles, and pension accounting.

Allowance for credit losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in our individual portfolio and markets. Further discussion on the four elements can be found under “Consolidated Balance Sheet Review” in the MD&A section.

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates and cash flows could have a direct impact on the allocated allowance for loan losses.

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

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At Sept. 30, 2007, the unallocated allowance was 28% of the total allowance. If the unallocated allowance, as a percent of the total allowance, was five percent higher or lower, the allowance would have increased or decreased by $26 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $108 million, while if each credit were rated one grade worse, the allowance would have increased by $258 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $42 million, while if the loss given default were one rating better, the allowance would have decreased by $57 million.

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

These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate. See “Use of Estimates” in Note 1—“Summary of Significant Accounting and Reporting Policies” of the Notes to Consolidated Financial Statements in The Bank of New York’s 2006 Annual Report on Form 10-K.

We currently price over 90% of our investment securities using observable prices. We will adopt SFAS No. 157 effective Jan. 1, 2008.

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statements No. 141 and No. 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” Goodwill ($15.764 billion at Sept. 30, 2007) and indefinite-lived intangible assets ($2.732 billion at Sept. 30, 2007) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

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

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure would be performed. That additional procedure would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value.

Other intangible assets ($3.822 billion at Sept. 30, 2007) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinates. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles that require amortization. See Note 6—“Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements for additional information regarding intangible assets. At Sept. 30, 2007, we had $22.3 billion of goodwill, indefinite-lived intangibles, and other intangible assets.

Pension accounting

BNY Mellon has defined benefit and defined contribution retirement plans covering substantially all full-time and eligible part-time employees and other post-retirement plans providing healthcare benefits for certain retired employees. Currently the plans of The Bank of New York and Mellon are run and administered separately for the employees of each legacy company. Therefore, we have discussed the critical accounting estimates of legacy The Bank of New York and legacy Mellon separately below and on the following pages.

Legacy The Bank of New York

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

40     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the primary U.S. plan the price used to value stock in the ESOP. Since 2004, these key elements have varied as follows:

(dollars in millions, except per share amounts)	2007	2006	2005	2004
Domestic plans:
Long-term rate of return on plan assets	8.00%	7.88%	8.25%	8.75%
Discount rate	6.00	5.88	6.00	6.25
Market-related value of plan assets (a)	$1,352	$1,324	$1,502	$1,523
ESOP stock price (a)	34.85	30.46	30.67	27.88
Net U.S. pension credit/(expense)	N/A	$(26)	$(17)	$31
All other pension credit/(expense)	N/A	(12)	(9)	(7)
Total pension credit/(expense) (b)	N/A	$(38)	$(26)	$24
(a)	Actuarially smoothed data. See Note 1—“Summary of Significant Accounting and Reporting Policies” in Notes to Consolidated Financial Statements in The Bank of New York’s 2006 Annual Report.
(b)	Pension benefits expense includes discontinued operations expense of $6 million in 2006, 2005, and 2004.

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

Our expected long-term rate of return on plan assets is based on anticipated returns for each asset class. For 2007 and 2006, the assumptions for the long- term rates of return on plan assets were 8.00% and 7.88%, respectively. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed-income markets, which should track the long-term historical returns for these markets. We also consider the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

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

The annual impacts on the primary U.S. plan of hypothetical changes in the key elements on the pension expense are shown in the following table.

(dollar amounts in millions, except per share amounts)	Increase in pension expense		2007 base	Decrease in pension expense
Long-term rate of return on plan assets	7.00%	7.50%	8.00%	8.50%	9.00%
Change in pension expense	$18.4	$9.2	N/A	$9.2	$18.4

Discount rate	5.50%	5.75%	6.00%	6.25%	6.50%
Change in pension expense	$11.8	$5.8	N/A	$5.7	$11.2

Market-related value of plan assets	-20.00%	-10.00%	$1,352	+10.00%	+20.00%
Change in pension expense	$50.6	$25.3	N/A	$25.2	$46.9

ESOP stock price	$24.85	$29.85	$34.85	$39.85	$44.85
Change in pension expense	$14.5	$7.0	N/A	$6.5	$12.5

N/A - Not applicable.

The Bank of New York Mellon Corporation     41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Legacy Mellon Financial

Legacy Mellon’s largest subsidiary, Mellon Bank, and some smaller subsidiaries sponsor trusteed, non- contributory, defined benefit pension plans. Together, these plans cover substantially all salaried employees of legacy Mellon. In addition, several unfunded plans exist for certain employees or for purposes that are not addressed by the funded plans.

The net periodic benefit cost (credit) for pensions is based primarily on three assumptions:

•	discount rate for plan liabilities;
•	expected return on plan assets; and
•	rate of compensation increase.

Net pension expense, on a continuing operations basis, of $34 million was recorded in 2006, compared with net pension expense of $19 million in 2005 and a net pension credit of $2 million in 2004. Net periodic pension expense of approximately $21 million is expected to be recorded for the year 2007, assuming current currency exchange rates and without taking into consideration the merger with The Bank of New York. This is based on an assumed discount rate of 6.00%, expected return on plan assets of 8.25% and a rate of compensation increase of 3.25%. The estimated sensitivities to a 50 basis point change in assumptions on the estimated net period benefit cost for 2007 are as follows:

Net periodic benefit cost (in millions)	50 bp Increase	50 bp Decrease
Increase (decrease) in 2007 pension expense:
Discount rate change	$(18)	$19
Expected return on assets change	$(11)	$11
Change in rate of compensation increase	$6	$(5)

The discount rate represents an estimate of the rate at which retirement plan benefits could be effectively settled. This assumption is sensitive to movements in market rates and, therefore, is likely to change from year to year. We consider alternative reference points when setting the discount rate including current rates of return available on longer term high grade bonds. In particular, we take into account changes in yields on these longer term bonds, specifically the direction and magnitude of such changes, between the previous year end and the current year end. The primary benchmark used is the Moody’s Aa Corporate Bond Index. A comparison of the duration of the projected benefit obligation for our retirement programs to Moody’s Aa index indicates that the index provides a reasonable basis for use in setting the discount rate. We verify the reasonableness of the discount rate by comparing the projected benefit obligation to the liability obtained by discounting expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high quality bonds.

The assumed rate of return on plan assets represents an estimate of long-term returns available to investors who hold a mixture of stocks, bonds and cash equivalent securities. When setting our expected return on plan assets assumption, we consider long-term rates of return on various asset classes (both historical and expected, using data collected from various sources generally regarded as authoritative) in the context of expected long-term average asset allocations for our defined benefit pension plans. Certain asset allocation benchmarks employed by institutional investors also serve as reference points. To develop assumed rates of return, for example, we applied a benchmark asset allocation of 65% stocks, 30% bonds and 5% cash equivalent securities, to the following long-term rates of return on each asset class.

Expected long-term rates of return	2007 and after	Prior to 2007
Stocks	9.50%	10%
Bonds	6.25%	6%
Cash equivalent securities	4.00%	4%
Composite rate	8.25%	8.50%

As the previous table indicates, we are reducing the expected return for equities and increasing the expected return for fixed-income securities for 2007 and the future, resulting in a net decrease in the expected return on assets. We believe that these individual rates of return are reasonable estimates, based on long-term historical data and third party estimates of future expected returns, of the long-term returns that may be expected from each asset class, and that a 65/30/5 assumed asset mix is a reasonable long-term benchmark for Mellon’s pension plans. Asset classes actually employed in the retirement plans, as well as asset allocation, vary from time to time. This assumption is set with a long-term horizon

42     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

and, therefore is not necessarily expected to change on an annual basis. The return on plan assets in 2006 for the funded plans was 13.5%. The returns for the 3, 5 and 10 year periods ending in 2006 were 11.2%, 8.4% and 8.7%.

When setting the rate of compensation increase assumption, we take into consideration our recent experience with respect to average rates of compensation increase and expectations for future increases to remain competitive, based on compensation survey data relative to average compensation increases that other large corporations have awarded, and compensation increases that other large corporations expect to award over the upcoming year. This assumption is somewhat sensitive to inflation and, therefore, may change from year to year. The assumed rate of compensation increase was 3.25% at Dec. 31, 2006 and 2005.

Consolidated balance sheet review

Total assets were $184.0 billion at Sept. 30, 2007, compared with $103.2 billion at Dec. 31, 2006 and $126.2 billion at June 30, 2007. Total shareholders’ equity was $29.0 billion at Sept. 30, 2007, compared with $11.4 billion at Dec. 31, 2006 and $11.7 billion at June 30, 2007. The increase in assets and shareholders’ equity from June 30, 2007 primarily reflects the merger with Mellon.

On a continuing operations basis, return on average common equity for the third quarter of 2007 was 8.89% (10.64% excluding merger and integration expenses), compared with 11.61% in the third quarter of 2006 (14.05% excluding merger and integration expenses) and 15.54% in the second quarter of 2007 (16.65% excluding merger and integration expenses).

On a continuing operations basis, return on average assets for the third quarter of 2007 was 1.39% (1.66% excluding merger and integration expenses), compared with 1.19% in the third quarter of 2006 (1.44% excluding merger and integration expenses) and 1.57% in the second quarter of 2007 (1.68% excluding merger and integration expenses).

Investment securities

The following table shows the distribution of our securities portfolio:

Investment securities (at fair value)	Sept. 30, 2007	Dec. 31, 2006 (a)
(in millions)
Fixed income securities:
Mortgage and asset-backed securities	$41,875	$18,249
Corporate debt	1,056	256
Short-term money market instruments	441	531
U.S. treasury securities	327	86
U.S. government agencies	1,010	673
State and political subdivisions	736	88
Emerging market debt (collateralized by U.S. treasury zero coupon obligations)	—	116
Other foreign debt	295	10
Subtotal fixed income securities	45,740	20,009
Equity securities:
Money market or fixed income funds	1,243	1,032
Other	86	46
Subtotal equity securities	1,329	1,078
Total investment securities	$47,069	$21,087
(a)	Legacy The Bank of New York only.

Total investment securities were $47.1 billion at Sept. 30, 2007, compared with $21.1 billion at Dec. 31, 2006, and $27.2 billion at June 30, 2007. Average investment securities were $46.2 billion in the third quarter of 2007, compared with $22.1 billion in the third quarter of 2006 and $25.5 billion in the second quarter of 2007. At Sept. 30, 2007, our portfolio of mortgage and asset-backed securities were rated:

•	95% AAA
•	4% AA
•	1% A

In replacing securities that mature or are paid off, we have been adding either adjustable or short life classes of structured mortgage-backed securities, both of which have short durations. The effective duration of our mortgage and asset-backed portfolio at Sept. 30, 2007 was approximately 1.6 years. The duration of our securities portfolio has declined in 2007 as we have purchased floating rate notes to better match the duration of the deposits in the Acquired Corporate Trust Business.

The Bank of New York Mellon Corporation     43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

At Sept. 30, 2007 we had $1.62 billion of exposure to mortgage-backed securities where the collateral was subprime. More than 98% of the collateral supporting these mortgage-backed securities is vintage 2005 or earlier.

In addition, within asset-backed securities we held $382 million of collateralized debt obligations (“CDO”) which have subprime exposure. Approximately 96% of collateral underlying the CDO’s is vintage 2005 or earlier. A $13 million loss was recognized on the CDO exposure in the third quarter of 2007. At Sept. 30, 2007 our mortgage backed securities with subprime exposure and collateralized debt obligations were rated as follows:

Ratings at Sept. 30, 2007	Mortgage backed securities	(b)	Collateralized debt Obligations
AAA	17%		33%
AA	63		54
A	20		13
Total	100	%(a)	100%
(a)	At Oct. 31, 2007, $18 million of these securities were down-graded, including $8 million downgraded below investment grade.
(b)	With subprime exposure.

At Sept. 30, 2007, we also held $375 million of structured investment vehicle (“SIV”) senior obligations purchased from a portfolio advised by one of our asset managers. Subsequent to Sept. 30, 2007, $75 million of the senior obligations matured. The remaining senior obligations will all mature by early May of 2008. These obligations were downgraded to a AA rating at Oct. 31, 2007.

The unrealized net of tax loss on securities available-for-sale was $250 million at Sept. 30,

2007, compared with unrealized net of tax losses of $8 million at Sept. 30, 2006, and an unrealized net of tax loss of $80 million at June 30, 2007. The increased unrealized net loss is the result of spreads widening on all instruments, including CDO’s, offset in part by lower interest rates in the third quarter. We continue to have the ability and intent to hold these securities until any temporary impairment is recovered, or until maturity. The unrealized net of tax loss on securities available-for-sale decreased the adjusted tangible common equity ratio 14 bps at Sept. 30, 2007.

Loans

Total Loans	Sept. 30, 2007	Legacy The Bank of New York only
(in billions)		Dec. 31, 2006	Sept. 30, 2006
Period-end:
Total	$50.9	$37.8	$33.9
Non-margin	46.0	32.7	29.2
Margin	4.9	5.1	4.7
Quarterly average:
Total	45.5	35.3	33.6
Non-margin	40.2	30.1	28.4
Margin	5.3	5.2	5.2

(in billions)	2007	2006	(a)
YTD average:
Total	$39.6	$33.0
Non-margin	34.2	27.6
Margin	5.4	5.4
(a)	Legacy The Bank of New York only.

The following table provides additional details on our credit exposures and outstandings for continuing operations at Sept. 30, 2007 in comparison to Dec. 31, 2006.

Total exposure-consolidated	Sept. 30, 2007			Legacy The Bank of New York only
				Dec. 31, 2006 (a)
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin:
Financial institutions	$13.1	$29.6	$42.7	$13.0	$25.5	$38.5
Commercial	5.5	28.6	34.1	4.4	21.8	26.2
Subtotal	18.6	58.2	76.8	17.4	47.3	64.7
Wealth management loans and mortgages	7.7	2.7	10.4	4.3	0.5	4.8
Leasing financings	4.8	0.1	4.9	5.5	0.1	5.6
Commercial real estate	3.1	1.6	4.7	1.4	1.4	2.8
Other	11.8	-	11.8	4.1	-	4.1
Subtotal non-margin loans	46.0	62.6	108.6	32.7	49.3	82.0
Margin loans	4.9	-	4.9	5.1	-	5.1
Total	$50.9	$62.6	$113.5	$37.8	$49.3	$87.1
(a)	Classifications have been changed following the merger with Mellon.

44     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Total loans were $50.9 billion at Sept. 30, 2007, compared with $37.8 billion at Dec. 31, 2006. The increase in total loans from Dec. 31, 2006 primarily reflects the merger with Mellon. Average total loans were $45.5 billion in the third quarter of 2007, compared with $33.6 billion in the third quarter of 2006. The increase in average loans from Sept. 30, 2006 primarily resulted from the merger with Mellon and increased overdrafts related to custody business and broker-dealer loans. Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals secured by marketable securities and jumbo mortgages. We have less than $20 million of subprime mortgages in our loan portfolio. These loans were issued to support our Community Reinvestment Act requirements. Other loans are composed largely of overdrafts related to custody and securities clearance clients. Overdrafts increased significantly in the third quarter of 2007 and have since been repaid.

Financial institutions

The financial institutions portfolio exposure was $42.7 billion at Sept. 30, 2007, compared to $38.5 billion at Dec. 31, 2006. The increase in exposure from Dec. 31, 2006 primarily reflects the merger with Mellon and greater activity in the capital markets in the first nine months of 2007, which drove increased demands for credit from financial institutions. These exposures are of high quality with 85% meeting the investment grade equivalent criteria of our rating system. These exposures are generally short-term, with 74% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and investment managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 90% meeting our investment grade equivalent ratings criteria. These exposures are generally short term liquidity facilities with the vast majority to regulated mutual funds. At Sept. 30, 2007, we had $100 million of senior loans to two Structured Investment Vehicles for which we believe we are adequately reserved for potential losses. This represents the extent of our loan exposure to SIV’s.

Our mortgage banking exposures are 74% investment grade with the balance of our exposure extended on a secured basis. We have also purchased $200 million of credit protection related to this portfolio.

The diversity of the financial institutions portfolio is shown in the accompanying table:

Financial institutions portfolio exposure	Sept. 30, 2007					Legacy The Bank of New York only
						Dec. 31, 2006(a)
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 year	Loans	Unfunded commitments	Total exposure
Securities industry	$7.1	$5.0	$12.1	88%	95%	$7.4	$3.9	$11.3
Banks	4.0	3.2	7.2	55	90	3.1	3.0	6.1
Asset managers	0.7	7.9	8.6	90	90	1.3	7.9	9.2
Insurance	0.2	7.3	7.5	98	33	0.3	5.3	5.6
Government	-	3.2	3.2	100	34	0.1	2.4	2.5
Mortgage banks	0.6	0.1	0.7	74	54	0.2	0.6	0.8
Other	0.5	2.9	3.4	84	55	0.6	2.4	3.0
Total	$13.1	$29.6	$42.7	85%	74%	$13.0	$25.5	$38.5
(a)	Classifications have been changed following the merger with Mellon.

The Bank of New York Mellon Corporation     45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Commercial

The commercial portfolio exposure increased to $34.1 billion at Sept. 30, 2007 from $26.2 billion at Dec. 31, 2006 primarily due to the merger with Mellon. Approximately 80% of the portfolio is investment grade and 19% of the portfolio matures within one year.

Commercial portfolio exposure	Sept. 30, 2007					Legacy The Bank of New York only
						Dec. 31, 2006 (a)
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 year	Loans	Unfunded commitments	Total exposure
Media and telecom	$1.2	$2.8	$4.0	73%	5%	$1.3	$2.4	$3.7
Manufacturing	1.2	8.6	9.8	80	19	1.1	6.7	7.8
Energy and utilities	1.0	6.9	7.9	91	9	0.6	5.1	5.7
Services and other	2.1	10.3	12.4	74	31	1.4	7.6	9.0
Total	$5.5	$28.6	$34.1	80%	19%	$4.4	$21.8	$26.2
(a)	Classifications have been changed following the merger with Mellon.

Leasing financings

At Sept. 30, 2007, our exposure to the airline industry consisted of a $277 million leasing portfolio, including an $18 million real estate lease exposure. At Sept. 30, 2007, the airline-leasing portfolio consisted of $42 million to major U.S. carriers, $142 million to foreign airlines and $93 million to U.S. regionals.

During the first nine months of 2007, the airline industry continued to face difficult operating conditions. The industry’s history of capacity problems, as well as higher oil prices, continued to have a dampening effect on aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Counterparty risk ratings profile

The table below summarizes the risk ratings of our foreign exchange and interest rate derivative counterparty credit exposure for the past year.

Counterparty risk ratings profile		Legacy The Bank of New York only
	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006
Rating (a):
AAA to AA-	70%	71%	75%	76%	77%
A+ to A-	12	13	13	12	10
BBB+ to BBB-	12	9	6	6	7
Noninvestment grade	6	7	6	6	6
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

46     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Nonperforming assets

Nonperforming assets		Legacy The Bank of New York only
(dollar amounts in millions)	Sept. 30, 2007	June 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Loans:
Commercial	$18	$16	$26	$28
Residential real estate	11	4	2	-
Foreign	6	6	9	10
Total nonperforming loans	35	26	37	38
Other assets owned	2	1	1	-
Total nonperforming assets	$37	$27	$38	$38
Nonperforming assets ratio	0.1%	0.1%	0.1%	0.1%
Allowance for loan losses/nonperforming loans	948.6	1,084.6	775.7	892.1
Allowance for loan losses/nonperforming assets	897.3	1,044.4	755.3	892.1
Total allowance for credit losses/nonperforming loans	1,457.1	1,596.2	1,181.1	1,252.6
Total allowance for credit losses/nonperforming assets	1,378.4	1,537.0	1,150.0	1,252.6

Activity in nonperforming assets

The sequential quarter increase in nonperforming assets primarily reflects $8 million in retail trade, $6 million in residential mortgages and $3 million resulting from the merger with Mellon, partially offset by repayments.

Nonperforming assets quarterly activity		Legacy The Bank of New York only
(in millions)	Sept. 30, 2007	June 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Balance at beginning of period	$27	$29	$38	$32
Additions	16	2	8	21
Charge-offs	-	-	(2)	-
Paydowns/sales	(9)	(4)	(6)	(12)
Other	3	-	-	(3)
Balance at end of period	$37	$27	$38	$38

Interest income would have been increased by $1.1 million and $0.3 million for the third quarters of 2007 and 2006 if loans on nonaccrual status at Sept. 30, 2007 and 2006 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $2.3 million and $1.1 million for both 2007 and 2006 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value or market price methods for valuing our impaired loans.

Impaired loans	Sept. 30, 2007	Legacy The Bank of New York only
(in millions)		June 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Impaired loans with an allowance	$13	$15	$8	$11
Impaired loans without an allowance (a)	2	-	19	19
Total impaired loans	$15	$15	$27	$30
Allowance for impaired loans (b)	$2	$2	$1	$2
Average balance of impaired loans during the quarter	16	16	22	20
Interest income recognized on impaired loans during the quarter	0.2	0.2	0.5	0.3
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the our allowance for credit losses.

The Bank of New York Mellon Corporation     47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Allowance

		Legacy The Bank of New York only
(dollar amounts in millions)	Sept. 30, 2007	June 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Margin loans	$4,926	$5,188	$5,167	$4,719
Non-margin loans	45,930	33,216	32,626	29,239
Total loans	$50,856	$38,404	$37,793	$33,958
Quarterly activity
Allowance for credit losses:
Beginning balance	$415	$425	$476	$480
Addition resulting from merger with Mellon	130	-	-	-
Provision for credit losses	-	(15)	(15)	(4)
Net (charge-offs)/ recoveries	(35)	5	(24)	-

Total allowance for credit losses	510	415	437	476
Allowance for loan losses	$332	$282	$287	$339
Allowance for lending-related commitments	178	133	150	137
Allowance for loan losses as a percent of total loans	0.65%	0.73%	0.76%	1.00%
Allowance for loan losses as a percent of non-margin loans	0.72	0.85	0.88	1.16
Total allowance for credit losses as a percent of total loans	1.00	1.08	1.16	1.40
Total allowance for credit losses as a percent of non-margin loans	1.11	1.25	1.34	1.63

The total allowance for credit losses was $510 million or 1.00% of total loans at Sept. 30, 2007, compared with $415 million, or 1.08% of total loans at June 30, 2007 and $437 million, or 1.16% of total loans at Dec. 31, 2006. The increase in the allowance for loan losses and allowance for lending related commitments from the second quarter of 2007 reflects the merger with Mellon partially offset by credit losses from the sale of airline leases.

We have $4.9 billion of secured margin loans on our balance sheet at Sept. 30, 2007. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to these loans. As a result, we believe the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The ratio of the total allowance for credit losses to non-margin loans was 1.11% at Sept. 30, 2007, compared with 1.25% at June 30, 2007 and 1.34% at Dec. 31, 2006, reflecting the sale of heavily reserved airline leases since the third quarter of 2006. The ratio of the allowance for loan losses to nonperforming assets was 897% at Sept. 30, 2007, compared with 1,044% at June 30, 2007, and 755% at Dec. 31, 2006.

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

The third element, pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed semi-annually at a minimum and are periodically mapped to third party, including

48     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

rating agency and default and recovery, data bases to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and consumer portfolios. At our affiliate banks that provide credit to small businesses, exposures are pooled and reserves are established based on historical portfolio losses.

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

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allowance for credit losses	Sept. 30, 2007	Legacy The Bank of New York Only
		June 30, 2007	Dec. 31, 2006	Sept. 30, 2006
Domestic:
Real estate	6%	2%	2%	1%
Commercial	55	63	67	69
Wealth management	8	6	6	6
Foreign	3	1	2	2
Unallocated	28	28	23	22
Total	100%	100%	100%	100%

The above allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The percentage of the allowance for credit losses that is unallocated at Sept. 30, 2007 was unchanged from June 30, 2007 and increased from 23% at Dec. 31, 2006. The increase in the percentage unallocated from year end reflects various factors in the current credit environment, including potential spillover into other credit markets from the distress in the sub-prime mortgage markets, as well as the sale of heavily reserved airline leases.

Deposits

Total deposits were $108.2 billion at Sept. 30, 2007, compared with $62.1 billion at Dec. 31, 2006. The increase was primarily due to the merger with Mellon, the Acquired Corporate Trust Business and growth in the securities servicing businesses. Noninterest-bearing deposits were $27.3 billion at Sept. 30, 2007, compared with $19.6 billion at Dec. 31, 2006. Interest-bearing deposits were $80.9 billion at Sept. 30, 2007, compared with $42.6 billion at Dec. 31, 2006.

Liquidity and dividends

We maintain our liquidity through the management of our assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects our efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from our securities servicing businesses and asset management and wealth management businesses are generated through our diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling us to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets that can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Liquidity is managed on both a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”).

On July 1, 2007, the merger with Mellon added approximately $33 billion of interest-earning assets, including $18 billion of securities, $7 billion of loans and $6 billion of other money market investments.

The Bank of New York Mellon Corporation     49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The merger with Mellon also provided the following funding sources, $21 billion of interest-bearing deposits, $8 billion of noninterest bearing-deposits, $4 billion of long term debt and $1 billion of federal funds purchased. Goodwill and intangibles related to the merger with Mellon were approximately $16 billion.

Non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, and other borrowings were $17.8 billion and $14.0 billion on an average basis for the first nine months of 2007 and 2006, respectively. Average foreign deposits, primarily from our European-based securities servicing business, were $45.2 billion and $32.2 billion for the first nine months of 2007 and 2006, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and custody businesses and the merger with Mellon. Domestic savings and other time deposits were $1.4 billion on an average basis for the first nine months of 2007 compared to $1.1 billion for the first nine months of 2006. On a year-to-date basis, average payables to customers and broker-dealers were $5.1 billion in 2007 compared to $5.0 billion in 2006. Long-term debt averaged $11.3 billion and $8.2 billion for the first nine months of 2007 and 2006, respectively. The increase in long-term debt reflects the long-term debt of Mellon as well as the building of liquidity to pay debt maturing in 2007. A significant reduction in our securities servicing businesses would reduce our access to deposits. On a year-to-date basis, average noninterest-bearing deposits increased to $18.9 billion in 2007 from $10.6 billion in 2006, reflecting the acquisition of the Acquired Corporate Trust Business, the merger with Mellon and organic growth in securities servicing businesses.

The Parent has four major sources of liquidity:

•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

In accordance with GAAP, on July 1, 2007, the retained earnings of the bank subsidiaries acquired in the merger with Mellon were transferred to capital surplus. As a result, the dividend limitation for these banks may be limited to the amount of earnings retained in the third quarter of 2007. Capital can be distributed by these banking subsidiaries via a regulatory waiver.

At Sept. 30, 2007, our bank subsidiaries can pay dividends of approximately $1.264 billion to the Parent without the need for regulatory waiver. This dividend capacity would increase in the remainder of 2007 to the extent of the bank’s net income less dividends. At Sept. 30, 2007, nonbank subsidiaries of the Parent have liquid assets of approximately $940 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

For the quarter ended Sept. 30, 2007, the Parent’s quarterly average commercial paper borrowings were $46 million compared with $109 million for the quarter ended Sept. 30, 2006. The Parent had cash of $2.143 billion at Sept. 30, 2007, compared with $693 million at Sept. 30, 2006 and $2.950 billion at June 30, 2007. The sequential-quarter decline in the cash position is primarily due to the maturity of $700 million of senior debt and the call of $250 million of subordinated debt in the third quarter of 2007. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2007 increased by $1.521 billion compared with Sept. 30, 2006. The Parent has been increasing cash in anticipation of the repayment of long-term debt that matures in the next twelve months.

On Oct. 10, 2006, we entered into a $250 million credit agreement with 11 financial institutions. The facility was reduced to $226 million reflecting our acquisition of one of the lenders, Mellon Bank, N.A., pursuant to the merger with Mellon. The fee on this facility depends on our credit rating and at Sept. 30, 2007 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier I capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 1.3; and
•	adequate capitalization of all our banks for regulatory purposes.

This facility matures in October 2011. There were no borrowings under this facility at Sept. 30, 2007.

50     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We also have the ability to access the capital markets. Access to the capital markets is partially dependent on our credit ratings, which as of Sept. 30, 2007 were as follows:

Debt ratings at Sept. 30, 2007
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

The Parent has no long-term debt that will become due in the fourth quarter of 2007 and $2.910 billion of long-term debt due in 2008. The increased amount of long-term debt due in 2008 is primarily due to $1.11 billion of extendible notes in the third quarter of 2007 and $100 million in October 2007 as to which investors exercised their right not to extend the maturity date, as well as $250 million acquired in the merger with Mellon. In September 2007, we called $250 million of subordinated debt. We have $400 million of subordinated debt that will become callable and steps up to a higher interest rate in 2008. We expect that we will call this debt when the interest rate steps up. In addition, the Parent periodically has the option to call $208 million of subordinated debt in 2007, which it will call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

In the third quarter of 2007, we issued $103 million of callable medium-term subordinated notes bearing interest at rates from 5.65% to 6.30%. The notes are due in 2022 and 2032 and are callable by us after three to five years. The notes qualify as Tier II capital. We did not issue any senior debt in the third quarter of 2007.

In November 2007, we issued $1 billion of non-callable five-year global senior medium-term notes bearing an interest rate of 4.95%. The notes are due in 2012.

We have $800 million of preferred trust securities that are callable in 2007. These securities qualify as Tier I capital. We have not yet decided if we will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If we call the preferred trust securities, we expect to replace them with new preferred trust securities or senior or subordinated debt. See the discussion of qualification of trust-preferred securities as capital in “Capital.”

Double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus preferred trust securities. Our double leverage ratio at Sept. 30, 2007 and Sept. 30, 2006 was 97% and 103%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries to expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million with four financial institutions matures in March 2008. There were no borrowings under this line of credit during the third quarter of 2007. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $16 million, in aggregate, during the third quarter of 2007.

The Bank of New York Mellon Corporation     51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions mature in March 2008. There were no borrowings against these lines of credit during the third quarter of 2007. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $158 million, in aggregate, during the third quarter of 2007.

Statement of cash flows

Cash provided by operating activities was $4.2 billion for the first nine months of 2007, compared with $4.8 billion provided by operating activities for the nine months ended Sept. 30, 2006. The source of funds in 2007 and 2006 was principally due to trading activities and net income.

In the first nine months of 2007, cash used for investing activities was $19.3 billion as compared to cash used for investing activities in the first nine months of 2006 of $6.8 billion. In the first nine months of 2007, purchases of securities available-for-sale, change in interest-bearing deposits and net principal disbursed on loans to customers were a significant use of funds. Significant uses of funds in the first nine months of 2006 were purchases of securities available-for-sale and change in interest-bearing deposits with banks.

Through Sept. 30, 2007, cash provided by financing activities was $18.3 billion, compared to $1.1 billion provided by financing activities in the first nine months of 2006. In the first nine months of 2007, deposits were a significant source of funds. Included in these deposits are approximately $10 billion that transitioned to us related to the Acquired Corporate Trust Business. Primary sources of funds in the first nine months of 2006 included deposits and net proceeds from the issuance of long-term debt.

Capital

Shareholders’ equity was $28,957 million at Sept. 30, 2007, compared with $11,665 million revised (Note 2) at June 30, 2007, and $11,429 million revised (Note 2) at Dec. 31, 2006. The increase from June 30, 2007 resulted from the merger with Mellon. See Note 3 to Consolidated Financial Statements for further information regarding the impact of the merger with Mellon. During the third quarter of 2007 we retained approximately $365 million of earnings. In October 2007, BNY Mellon declared a quarterly common stock dividend of 24 cents per share, payable on Nov. 2, 2007, to shareholders of record as of the close of business on Oct. 24, 2007.

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized. As of Sept. 30, 2007 and 2006, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier I capital to risk-weighted assets and leverage (Tier I capital to average assets), which are shown as follows:

	Sept. 30, 2007		Sept. 30, 2006 (a)		Consolidated Targets	Well Capitalized Guidelines	Adequately Capitalized Guidelines
	Consolidated	The Bank of New York (“the Bank”)	Consolidated	The Bank of New York (“the Bank”)
Tier I (b)	9.12%	7.58%	8.17%	8.85%	8.00%	6%	4%
Total capital (c)	13.05	10.30	12.32	11.59		10	8
Leverage	6.81	5.46	6.56	7.15		5	3-5
Adjusted tangible common equity (d)	5.31	4.56	5.58	6.77	5.00	N/A	N/A
(a)	Legacy The Bank of New York only.
(b)	Tier I capital consists, generally, of common equity, trust-preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(c)	Total Capital consists of Tier I capital plus Tier II capital. Tier II capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.
(d)	Adjusted for deferred tax liabilities associated with non-tax deductible identifiable intangible assets.
N/A	- Not applicable.

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

The Tier I and adjusted tangible common equity ratios vary depending on the size of the balance sheet at quarter-end and the impact of interest rates on unrealized gains and losses among other factors. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. When servicing clients more actively trade securities, deposit balances and the balance sheet as a whole, are higher to finance those activities.

Our Tier I capital and Total capital ratios were 9.12% and 13.05% at Sept. 30, 2007, compared with 8.17% and 12.32% at Sept. 30, 2006. The leverage ratio was 6.81% at Sept. 30, 2007, compared with 6.56% at Sept. 30, 2006. Our adjusted tangible common equity as a percentage of total assets was 5.31% at Sept. 30, 2007, compared with 5.58% at Sept. 30, 2006, and 4.53% at June 30, 2007.

A billion dollar change in risk-weighted assets changes the Tier I ratio by 7 basis points while a $100 million change in common equity changes the Tier I ratio by 8 basis points.

A billion dollar change in assets changes the adjusted tangible common equity ratio by 3 basis points while a $100 million change in common equity changes the adjusted tangible common equity ratio by 6 basis points.

At Oct. 31, 2007, we had approximately $2 billion of trust preferred securities outstanding. On March 1, 2005, the Board of Governors of the Federal Reserve System (the “FRB”) adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, we will be subject to a 15% limit in the amount of trust preferred securities that can be included in Tier I capital, net of goodwill, less any related deferred tax liability. Amounts in excess of these limits will continue to be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules and the final rules, we expect all our trust preferred securities to continue to qualify as Tier I capital. The consolidated The Bank of New York Mellon Corporation and all of our bank subsidiaries are expected to remain “well capitalized” under the final rule.

The following table presents the components of our risk-based capital:

Risk-based capital (in millions)	Sept. 30, 2007	Sept. 30, 2006 (a)
Shareholders’ equity	$28,957	$10,467
Trust preferred securities	2,040	1,150
Adjustments:
Goodwill and intangibles (b)	(20,361)	(4,779)
Other	477	(28)
Tier I capital	11,113	6,810
Qualifying unrealized equity security gains	5	2
Qualifying subordinated debt	4,280	2,900
Qualifying allowance for loan losses	510	553
Tier II capital	4,795	3,455
Total risk-based capital	$15,908	$10,265
Total risk-adjusted assets	$121,895	$83,316
(a)	Legacy The Bank of New York only.
(b)	Includes a deferred tax liability of $1.947 billion at Sept. 30, 2007, associated with non-tax deductible identifiable intangible assets.

The Bank of New York Mellon Corporation     53

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Trading activities

The fair value and notional amounts of our financial instruments held for trading purposes at Sept. 30, 2007 and 2006 are as follows:

Trading account				Legacy The Bank of New York only
	Sept. 30, 2007			Sept. 30, 2006
	Notional Amount	Fair value		Notional Amount	Fair value
(in millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$74,024	$-	$37	$74,313	$-	$-
Swaps	376,695	2,229	1,806	310,105	1,192	741
Written options	190,749	-	601	207,219	-	856
Purchased options	164,469	202	-	169,122	211	-
Foreign exchange contracts:
Swaps	2,392	-	-	2,531	-	-
Written options	12,546	-	206	9,266	-	52
Purchased options	12,598	170	-	11,719	45	-
Commitments to purchase and sell foreign exchange	299,774	1,951	1,950	91,790	15	37
Debt securities	-	2,051	281	-	1,618	188
Credit derivatives	2,248	19	3	1,539	3	9
Equities	15,809	261	94	13,044	182	219
Commodity and other derivatives	298	7	-	-	-	-
Total trading account		$6,890	$4,978		$3,266	$2,102

Our trading activities are focused on acting as a market maker for our customers. The risk from these market making activities and from our own positions is managed by our traders and limited in total exposure as described below.

We manage trading risk through a system of position limits, a value at risk (VAR) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is used to calculate economic capital, which is allocated to the business units for computing risk-adjusted performance. As VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events were also tested. Stress tests by their design incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR	3rd Quarter 2007
(in millions)	Average	Minimum	Maximum	Sept. 30, 2007
Interest rate	$4.2	$2.5	$9.5	$4.9
Foreign exchange	1.7	0.7	3.8	1.4
Equity	2.4	0.8	5.5	1.6
Credit derivatives	3.1	0.7	8.0	5.4
Commodities	2.3	0.9	3.3	3.1
Diversification	(3.7)	N/M	N/M	(5.0)
Overall portfolio	10.0	6.0	16.3	11.4

54     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

VAR	Year-to-date 2007 (a)
(in millions)	Average	Minimum	Maximum
Interest rate	$3.9	$1.9	$9.5
Foreign exchange	1.4	0.6	3.8
Equity	2.5	0.8	6.6
Credit derivatives	1.7	0.5	8.0
Commodities	2.1	-	3.7
Diversification	(2.8)	N/M	N/M
Overall portfolio	8.8	3.0	16.3
(a)	Year-to-date 2007 includes three months of the combined company’s results and six months of legacy The Bank of New York.

VAR (a)	2nd Quarter 2007
(in millions)	Average	Minimum	Maximum	June 30, 2007
Interest rate	$4.3	$2.5	$6.1	$3.3
Foreign exchange	1.3	0.8	2.6	1.1
Equity	3.0	1.1	5.4	4.9
Credit derivatives	1.0	0.5	1.7	0.7
Commodities	2.4	1.3	3.7	1.7
Diversification	(2.7)	N/M	N/M	(2.2)
Overall portfolio	9.3	7.5	11.7	9.5
(a)	Legacy The Bank of New York only.

VAR (a)	3rd Quarter 2006
(in millions)	Average	Minimum	Maximum	Sept. 30, 2006
Interest rate	$2.7	$1.9	$3.7	$2.5
Foreign exchange	1.0	0.6	1.7	1.0
Equity	1.1	0.5	2.6	1.3
Credit derivatives	0.9	0.7	2.2	0.7
Diversification	(1.6)	N/M	N/M	(1.6)
Overall portfolio	4.1	3.0	5.8	3.9
(a)	Legacy The Bank of New York only.

VAR (a)	Year-to-date 2006
(in millions)	Average	Minimum	Maximum
Interest rate	$2.9	$1.9	$7.6
Foreign exchange	1.1	0.6	1.8
Equity	1.0	0.5	3.7
Credit derivatives	1.0	0.6	2.2
Diversification	(1.6)	N/M	N/M
Overall portfolio	4.4	3.0	6.7
(a)	Legacy The Bank of New York only.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2007, interest rate risk generated approximately 23% of average VAR, credit derivatives risk generated 31% of average VAR, foreign exchange risk accounted for 10% of average VAR, commodities risk generated 23% of average VAR, and equity risk generated 13% of average VAR. The commodities VAR reflects the option contract we use to economically hedge our Section 29 synthetic fuel tax credits. During the third quarter of 2007, our daily trading loss did not exceed our calculated VAR amounts on any given day.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year:

Distribution of revenues (a)	Legacy The Bank of New York only
	Quarter ended
(in millions)	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30 2007
Revenue range:	Number of occurrences
Less than $(2.5)	-	-	-	-	2
$(2.5) - $0	3	4	6	4	5
$0 - $2.5	52	45	33	33	16
$2.5 - $5.0	8	11	20	24	20
More than $5.0	-	2	3	3	20
(a)	Based on revenues before deducting share of joint venture partner, Susquehanna Trading.

Asset/liability management

Our diversified business activities include lending, investing in securities, accepting deposits, processing securities, raising money as needed to fund assets and other transactions. The market risks from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity. In addition to gap analysis, we use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest

The Bank of New York Mellon Corporation     55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in the prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. These assumptions are inherently uncertain, and, as a result, the earnings simulation model cannot precisely estimate net interest revenue or the impact of higher or lower interest rates on net interest revenue. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management’s strategies, among other factors.

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

The following table shows net interest revenue sensitivity for The Bank of New York Mellon:

Estimated changes in net interest revenue
	Sept. 30, 2007
(dollar amounts in millions)	$	%
up 200 bps vs. stable rate	$57	2.1%
up 100 bps vs. stable rate	33	1.2
down 100 bps vs. stable rate	12	0.4
down 200 bps vs. stable rate	35	1.3

bps - basis points.

The baseline scenario’s Fed Funds rate in the Sept. 30, 2007 analysis was 4.75%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters, while the 200 basis point ramp scenarios assume a 50 basis point per quarter change. Both the up 100 basis point and the up 200 basis point Sept. 30, 2007 scenarios assume a steepening of the yield curve with 10-year rates rising 120 and 220 basis points, respectively. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The previous table relies on certain critical assumptions including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

Contractual obligations

Reference is made to the Form 10-K filed by The Bank of New York for 2006. At page 47, under the caption “Commitments and Obligations” there is set forth disclosure of certain information, as of Dec. 31, 2006, with respect to The Bank of New York’s known contractual obligations in specified categories as of such date, indicating payments due with respect to such obligations by period: less than one year, one to three years, three to five years and more than five years. Reference is also made to the Form 10-K filed by Mellon for 2006, which incorporated by reference the Financial Review on pages 3 to 67 of Mellon’s 2006 Annual Report to Shareholders. At page 51 of such Annual Report, under the caption “Contractual Obligations”, there is set forth comparable disclosure with respect to Mellon’s contractual obligations as of Dec. 31, 2006. By operation of the merger, as of July 1, 2007, all The Bank of New York and Mellon contractual obligations outstanding immediately prior to the effective time of the merger became obligations of BNY Mellon. Other than by operation of the merger and changes in long term and short term debt as described in Liquidity and dividends, as of Sept. 30, 2007 no material change has occurred since Dec. 31, 2006 in the contractual obligations and payments due thereon as previously disclosed in The Bank of New York and Mellon Form 10-K’s for 2006.

56     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York historical earnings

per share

In the merger transaction between The Bank of New York and Mellon, The Bank of New York shareholders received .9434 shares of BNY Mellon common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. Mellon shareholders received one share of BNY Mellon common stock for each share of Mellon common stock outstanding on the closing date of the merger. The table below converts earnings per share and average shares outstanding for legacy The Bank of New York into post-merger share count terms.

In addition, all authorized, issued, treasury stock and loan to ESOP share amounts have been adjusted for the conversion ratio of .9434 described above. In the merger transaction, all shares of treasury stock of The Bank of New York and Mellon were cancelled and retired.

Continuing operations	Legacy The Bank of New York only					Nine months ended (a)
	Quarter ended
	Sept 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Sept. 30, 2007	Sept. 30, 2006
Earnings per share:
Basic – as reported	$.40	$.57	$.58	$.60	$.57	$1.80	$1.38
Basic – adjusted for exchange ratio	.42	.61	.62	.63	.57	1.80	1.47

Basic – as reported – excluding merger and integration expense (b)	.48	.59	.60	.64	.68	2.00	1.46
Basic – adjusted for exchange ratio – excluding merger and integration expense (b)	.51	.62	.63	.68	.68	2.00	1.55

Fully diluted - as reported	.39	.56	.57	.59	.56	1.77	1.36
Fully diluted - adjusted for exchange ratio	.41	.60	.61	.62	.56	1.77	1.45

Fully diluted - as reported –excluding merger and integration expense (b)	.47	.58	.59	.63	.67	1.96	1.44
Fully diluted - adjusted for exchange ratio – excluding merger and integration expense (b)	.50	.61	.62	.66	.67	1.96	1.53

Average shares outstanding (in thousands):
Basic – as reported	756,780	746,688	750,737	752,367	1,125,165	849,259	758,326
Basic – adjusted for exchange ratio	713,946	704,425	708,245	709,783	1,125,165	849,259	715,405

Fully diluted - as reported	766,665	757,981	763,083	766,018	1,140,797	862,669	767,701
Fully diluted - adjusted for exchange ratio	723,272	715,079	719,893	722,661	1,140,797	862,669	724,249
(a)	Amounts prior to July 1, 2007 represent legacy The Bank of New York only.
(b)	After-tax merger and integration expense totaled $63 million, $12 million, $10 million, $32 million and $127 million for the quarters ended Sept. 30, 2006, Dec. 31, 2006, March 31, 2007, June 30, 2007 and Sept. 30, 2007, respectively, and $169 million and $63 million for the nine months ended Sept. 30, 2007 and Sept. 30, 2006, respectively.

The Bank of New York Mellon Corporation     57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Supplemental information - Reconciliation of Reported Net Income and Diluted Earnings Per Share to Non-GAAP Net Income and Diluted Earnings Per Share Amounts

Throughout this Quarterly Report on Form 10-Q, certain measures, which are noted, exclude certain items. We believe the presentation enhances investor understanding of period to period results. We believe they reflect the principal basis on which our management monitors financial performance.

Supplemental information - continuing operations				Legacy The Bank of New York only
	Third quarter 2007			Second quarter 2007		Third quarter 2006
(after-tax, in millions, except per share amounts)	Net income	Fully Diluted EPS		Net income	Fully Diluted EPS	Net income	Fully Diluted EPS
Reported amounts (GAAP)	$642	$.56		$448	$.62	$298	$.41
Merger and integration expenses (after-tax)	127.11			32.04		63.09

Reported amounts excluding merger and integration expenses (non-GAAP)	769.67		(a)	480.66		361.50
Intangible amortization expense (after-tax)	84.07			19.03		10.01

Reported amounts excluding merger and integration and intangible amortization expenses (non-GAAP)	$853	$.74	(b)	$499	$.69	$371	$.51

Supplemental information - continuing operations				Legacy The Bank of New York only
	Nine months ended 2007			Nine months ended 2006
(after-tax, in millions, except per share amounts)	Net income	Fully Diluted EPS		Net income	Fully Diluted EPS
Reported amounts (GAAP)	$1,527	$1.77		$1,049	$1.45
Merger and integration expenses (after-tax)	169.19			63.08

Reported amounts excluding merger and integration expenses (non-GAAP)	1,696	1.96	(a)	1,112	1.53
Intangible amortization expense (after-tax)	119.14			28.04

Reported amounts excluding merger and integration and intangible amortization expenses (non-GAAP)	$1,815	$2.10	(b)	$1,140	$1.57
(a)	Excluding the non-operating items detailed on page 6, non-GAAP adjusted earnings per share – excluding merger and integration expense would have been 66 cents and $1.95 in the third quarter and first nine months of 2007, respectively.
(b)	Excluding the non-operating items detailed on page 6, non-GAAP adjusted earnings per share – excluding merger and integration expense and intangible amortization would have been 73 cents and $2.09 in the third quarter and first nine months of 2007, respectively.

Recent accounting developments

SFAS No. 157 - Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 will require us to consider the effect of our own credit standing in determining the fair value of

58     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

our liabilities. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. We expect to adopt SFAS 157 on Jan. 1, 2008. We are currently evaluating the impact of SFAS 157.

EITF 06-4 and EITF 06-10 - Split-Dollar Life Insurance

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance Arrangements,” and EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” respectively. EITF 06-4 and EITF 06-10 address endorsement and collateral assignment split-dollar life insurance arrangements, respectively, that provide a benefit to an employee that extends to postretirement periods. An endorsement split-dollar policy is owned and controlled by the employer. However, a collateral assignment policy is owned and controlled by the employee. Both policy arrangements provide that the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITFs require that the deferred compensation or postretirement benefit aspects of the split-dollar life insurance arrangements be recognized as a liability by the employer because the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits will be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. At adoption, any net liability recognized will be recorded as a direct adjustment to the beginning balance of retained earnings and reported as a change in accounting principle.

Both EITFs are effective Jan. 1, 2008. We are currently evaluating the impact of both EITFs, but do not expect it to be material.

SFAS No. 159 - Fair-Value Option

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

SOP 07-1 - Investment Companies

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP 07-1 provides guidance for determining whether an entity is an “investment company,” as defined, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor.

This new standard was expected to be effective for fiscal years beginning on or after Dec. 15, 2007. However, in October 2007, the FASB delayed the effective date of SOP 07-1 indefinitely primarily because of concerns over implementation issues arising from the interaction between the SOP and SFAS 157 and SFAS 159 and because of the short implementation period between its issuance and its effective date. For entities that have not yet adopted the provisions of SOP 07-1, early adoption will not be permitted during the indefinite deferral. A new effective date will be determined after the FASB addresses implementation issues and potential amendments.

The Bank of New York Mellon Corporation     59

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 4 of Notes to Consolidated Financial Statements.

Government monetary policies and Competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

The businesses in which we operate are very competitive. Competition is provided by both unregulated and regulated financial services organizations, whose products and services span the local, national, and global markets in which we conduct operations.

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

Website information

The Company’s website is www.bnymellon.com. The Company currently makes available on its website The Bank of New York’s and Mellon’s SEC filings, including their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed with the SEC prior to the merger. In addition, since the date of the merger, the Company has made available on its website the following materials (and will make the following materials available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC):

•

All of its SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Forms 3, 4 and 5 and any proxy statement mailed in connection with the solicitation of proxies;

•	Its earnings releases and selected management conference calls and presentations; and

•	Its corporate governance guidelines and the charters of the Audit and Examining, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of its Board of Directors.

The contents of the website listed above are not incorporated into this Quarterly Report on Form 10-Q.

The SEC reports and the corporate governance guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent to The Bank of New York Mellon Corporation, Corporate Communications, One Wall Street, NY, NY 10286.

60     The Bank of New York Mellon Corporation

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED INCOME STATEMENT (unaudited)

	Quarter ended (a)				Nine months ended (a)
(in millions, except per share amounts or unless otherwise noted)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006		Sept. 30, 2007	Sept. 30, 2006
Fee and other revenue
Securities servicing fees:
Asset servicing	$720	$427	$346		$1,540	$1,046
Issuer services	436	367	194		1,122	555
Clearing and execution services	304	291	302		877	981
Total securities servicing fees	1,460	1,085	842		3,539	2,582
Asset and wealth management fees	854	168	133		1,173	393
Performance fees	(3)	21	3		32	17
Foreign exchange and other trading activities	238	117	83		482	322
Treasury services	122	55	55		227	158
Distribution and servicing	95	2	2		99	4
Financing-related fees	51	61	62		164	189
Investment income	22	39	34		97	108
Securities gains (losses)	(9)	(2)	1		(9)	-
Other	101	34	48		182	125
Total fee and other revenue	2,931	1,580	1,263		5,986	3,898
Net interest revenue
Interest revenue	1,778	1,162	960		3,961	2,683
Interest expense	1,109	710	609		2,413	1,635
Net interest revenue	669	452	351		1,548	1,048
Provision for credit losses	-	(15)	(4)		(30)	(5)
Net interest revenue after provision for credit losses	669	467	355		1,578	1,053
Noninterest expense
Staff	1,280	752	644		2,752	1,904
Professional, legal and other purchased services	241	132	89		503	256
Net occupancy	144	81	70		304	206
Distribution and servicing	127	4	4		135	12
Software	91	57	53		202	161
Furniture and equipment	80	54	46		184	145
Sub-custodian	58	42	31		134	101
Business development	56	37	27		123	78
Clearing and execution	52	44	52		133	161
Communications	33	23	26		75	74
Other	195	87	51		354	174
Subtotal	2,357	1,313	1,093		4,899	3,272
Amortization of intangible assets	131	29	14		188	42
Merger and integration expense:
The Bank of New York Mellon	205	35	-		244	-
Acquired Corporate Trust Business	13	12	89		36	89
Total noninterest expense	2,706	1,389	1,196		5,367	3,403
Income
Income from continuing operations before income taxes	894	658	422		2,197	1,548
Provision for income taxes	252	210	124		670	499
Income from continuing operations	642	448	298		1,527	1,049
Discontinued operations:
Income (loss) from discontinued operations	(4)	(4)	96		(13)	297
Provision (benefit) for income taxes	(2)	(1)	42		(5)	124
Discontinued operations income (loss), net	(2)	(3)	54		(8)	173
Net income	$640	$445	$352		$1,519	$1,222
Earnings per share (b)
Basic:
Income from continuing operations	$0.57	$0.63	$0.42		$1.80	$1.47
Income (loss) from discontinued operations, net	-	-	.08		(.01)	.24
Net income	$0.57	$0.63	$0.49	(c)	$1.79	$1.71
Diluted:
Income from continuing operations	$0.56	$0.62	$0.41		$1.77	$1.45
Income (loss) from discontinued operations, net	-	-	.07		(.01)	.24
Net income	$0.56	$0.62	$0.49	(c)	$1.76	$1.69
Average shares outstanding (in thousands) (b)
Basic	1,125,165	709,783	713,946		849,259	715,405
Common stock equivalents	15,632	12,878	9,326		13,410	8,844
Diluted	1,140,797	722,661	723,272		862,669	724,249
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results while the second quarter 2007 and the results for all periods in 2006 include legacy The Bank of New York only.
(b)	All earnings per share data and average shares outstanding are presented in post-merger share count terms. See page 57 for additional information.
(c)	Amounts do not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation     61

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED BALANCE SHEET

(dollar amounts in millions, except per share amounts)	(unaudited) Sept. 30, 2007	Dec. 31 2006 (a)
Assets
Cash and due from banks	$6,010	$2,840
Interest-bearing deposits with banks	28,158	13,172
Federal funds sold and securities purchased under resale agreements	4,194	5,114
Securities:
Held-to-maturity (fair value of $2,208 and $1,710)	2,221	1,729
Available-for-sale	44,861	19,377
Total securities	47,082	21,106
Trading assets	6,890	5,544
Loans	50,856	37,793
Reserve for loans losses	(332)	(287)
Net loans	50,524	37,506
Premises and equipment	1,701	1,050
Accrued interest receivable	655	422
Goodwill	15,764	5,008
Intangible assets	6,554	1,453
Other assets	16,437	9,973
Assets of discontinued operations	3	18
Total assets	$183,972	$103,206

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$27,289	$19,554
Interest-bearing deposits in domestic offices	21,263	10,041
Interest-bearing deposits in foreign offices	59,653	32,551
Total deposits	108,205	62,146
Federal funds purchased and securities sold under repurchase agreements	2,929	790
Trading liabilities	4,978	2,507
Payables to customers and broker-dealers	7,917	7,266
Other funds borrowed	2,112	1,625
Accrued taxes and other expenses	7,842	5,129
Other liabilities (including allowance for lending related commitments of $178 and $150)	6,679	3,477
Long-term debt	14,312	8,773
Liabilities of discontinued operations	41	64
Total liabilities	155,015	91,777

Shareholders’ equity (b)
Common stock-par value $.01 per share; authorized 3,500,000,000 shares; issued 1,139,968,850 and 994,110,501 shares	11	10
Additional paid-in capital	19,713	10,035
Retained earnings	9,773	9,280
Accumulated other comprehensive loss, net of tax	(488)	(317)
Less: Treasury stock of 1,191,302 and 280,935,236 shares, at cost	(49)	(7,576)
Loan to ESOP (95,994 and 95,994 shares)	(3)	(3)
Total shareholders’ equity	28,957	11,429
Total liabilities and shareholders’ equity	$183,972	$103,206
(a)	Legacy The Bank of New York only and has been derived from the audited financial statements as of that date, as revised, see Note 2 of the Notes to Consolidated Financial Statements.
(b)	Par value, authorized, issued, treasury stock and loan to ESOP shares at Dec. 31, 2006 have been restated in post-merger share count terms. See page 57 for additional information.

See accompanying Notes to Consolidated Financial Statements.

62     The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Nine months ended Sept. 30,
(in millions)	2007	2006 (a)
Operating activities
Net income	$1,519	$1,222
Income from discontinued operations	(8)	173
Income from continuing operations	1,527	1,049
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	(30)	(5)
Depreciation and amortization	450	346
Deferred income taxes	205	187
Securities gains and venture capital income	(39)	18
Change in trading activities	1,823	3,085
Change in accruals and other, net	319	(33)
Net effect of discontinued operations	(8)	171
Net cash provided by operating activities	4,247	4,818
Investing activities
Change in interest bearing deposits with banks	(10,005)	(7,784)
Change in margin loans	241	1,370
Purchases of securities held-to-maturity	-	(538)
Paydowns of securities held-to-maturity	187	193
Maturities of securities held-to-maturity	205	95
Purchases of securities available-for-sale	(20,047)	(8,800)
Sales of securities available-for-sale	1,176	7,379
Paydowns of securities available-for-sale	3,605	3,704
Maturities of securities available-for-sale	7,189	3,091
Net principal disbursed on loans to customers	(6,171)	(2,479)
Proceeds from sale of loans	1	132
Change in federal funds sold and securities purchased under resale agreements	2,302	(2,714)
Purchases of premises and equipment/capitalized software	(233)	(127)
Acquisitions, net cash	2,005	(359)
Proceeds from the sale of premises and equipment	1	3
Other, net	270	48
Net effect of discontinued operations	(9)	23
Net cash (used for) investing activities	(19,283)	(6,763)
Financing activities
Change in deposits	15,681	4,324
Change in federal funds purchased and securities sold under repurchase agreements	809	206
Change in payables to customers and broker-dealers	652	(1,950)
Change in other funds borrowed	438	223
Change in commercial paper	(177)	33
Net proceeds from the issuance of long-term debt	2,248	1,208
Repayments of long-term debt	(1,119)	(556)
Proceeds from the exercise of stock options	242	112
Issuance of common stock	179	114
Tax benefit realized on share-based payment awards	23	17
Treasury stock acquired	(88)	(451)
Cash dividends paid	(610)	(491)
Net effect of discontinued operations	9	(1,656)
Net cash provided by financing activities	18,287	1,133
Effect of exchange rate changes on cash	(81)	2
Change in cash and due from banks
Change in cash and due from banks	3,170	(810)
Cash and due from banks at beginning of period	2,840	2,882
Cash and due from banks at end of period	$6,010	$2,072

Supplemental disclosures
Interest paid	$2,441	$1,703
Income taxes paid	1,014	469
Income taxes refunded	117	3
(a)	Legacy The Bank of New York only.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation     63

The Bank of New York Mellon Corporation

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Nine months ended Sept. 30, 2007	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	ESOP loan	Total shareholders’ equity
(in millions, except per share amounts)
Balance at Jan. 1, 2007(a)	$10	$10,035	$9,280	$(317)	$(7,576)	$(3)	$11,429
Adjustments for the cumulative effect of applying FSP FAS 13-2 and FIN 48, net of taxes of $(214)	-	-	(416)	-	-	-	(416)
Adjusted balance at Jan. 1, 2007	10	10,035	8,864	(317)	(7,576)	(3)	11,013
Comprehensive income:
Net income	-	-	1,519	-	-	-	1,519
Other comprehensive income:
Reclassification adjustment	-	-	-	(2)	-	-	(2)
Employee benefit plans:
Pensions	-	-	-	22	-	-	22
Other post-retirement benefits	-	-	-	10	-	-	10
Foreign currency translation adjustment	-	-	-	61	-	-	61
Change in fair value of securities available-for-sale	-	-	-	(262)	-	-	(262)
Total comprehensive income	-	-	1,519	(171)	-	-	1,348
Dividends on common stock at $.71 per share	-	-	(610)	-	-	-	(610)
Repurchase of common stock	-	-	-	-	(88)	-	(88)
Common stock issued under employee benefit plans	-	14	-	-	2	-	16
Common stock issued under direct stock purchase and dividend reinvestment plan	-	8	-	-	-	-	8
Stock awards and options exercised	-	351	-	-	69	-	420
Retirement of treasury stock	(3)	(7,541)	-	-	7,544	-	-
Acquisition of Mellon
Financial Corporation	4	16,846	-	-	-	-	16,850
Balance at Sept. 30, 2007	$11	$19,713	$9,773	$(488)	$(49)	$(3)	$28,957
(a)	Revised, see Note 2 of Notes to Consolidated Financial Statements.
Note:	Comprehensive income for the nine months ended Sept. 30, 2007 and 2006 was $1.348 billion and $1.290 billion, respectively.

See accompanying Notes to Consolidated Financial Statements.

64     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation and informational disclosures

The accounting and reporting policies of The Bank of New York Mellon, a financial holding company, and its consolidated subsidiaries (“BNY Mellon”) conform with U.S. generally accepted accounting principles and general practice within the banking industry. Such policies are consistent with those applied in the preparation of our annual financial statements.

For details of our business segments see the paragraphs under “Business segments” on pages 18 and 19, the tables through “Income before taxes” for the quarter ended Sept. 30, 2007 on page 21 and for the nine months ended Sept. 30, 2007 on page 23, as well as the “other segment” section on page 37 for the third quarter 2007 and year-to-date 2007 columns through Income (loss) before taxes in the table and through the “business description” section. The tables and information in those paragraphs are incorporated by reference into these Notes to consolidated Financial Statements. There were no major customers from whom revenues were individually material to our performance.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Note 2 – Revision of prior period financial statements

Our fourth quarter 2006 acquisition of the Acquired Corporate Trust Business and sale of our Retail Business to JPMorgan Chase included a “Like Kind

Exchange” (the “LKE”) of finite lived intangible assets, principally core deposit intangibles, under Internal Revenue Code section (“Section”) 1031. The LKE deferred taxes of $164 million were treated as a liability acquired in the business combination with an offsetting increase to goodwill.

We reviewed the transaction and now believe that $164 million of deferred tax expense should have been recognized on the gain related to the Retail Business intangibles included in the LKE with JPMorgan Chase. Accordingly, we have corrected the fourth quarter 2006 financial statements with a non-cash charge to discontinued operations – income taxes and a reduction in goodwill of $164 million. This revision does not impact income from continuing operations or our tangible common equity.

We are revising our prior period’s financial statements and notes to reflect these taxes in discontinued operations. Because the revision was not material to any prior year financial statements, the revisions to prior periods will be presented in future filings, pursuant to SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Financial statements for the year ended Dec. 31, 2006 will be revised in the Dec. 31, 2007 Annual Report on Form 10-K.

The table on the following page presents the effect of the correction on our previously reported consolidated statements of income for the fiscal year ended Dec. 31, 2006 and for the three-month period ended Dec. 31, 2006, the consolidated statement of cash flows for the fiscal year ended Dec. 31, 2006 and the consolidated balance sheets for the period ended Dec. 31, 2006, March 31, 2007 and June 30, 2007.

The Bank of New York Mellon Corporation     65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in millions, except per share amounts)
	As previously reported		Adjustment	As revised
For the period ended Dec. 31, 2006	Fourth Quarter	Year		Fourth Quarter		Year
Income from continuing operations	$427	$1,476	$-	$427		$1,476

Discontinued operations:
Income from discontinued operations	2,130	2,426	-	2,130		2,426
Income taxes	(768)	(891)	(164)	(932)		(1,055)

Discontinued operations, net	1,362	1,535	(164)	1,198		1,371

Net income	$1,789	$3,011	$(164)	$1,625		$2,847

Per Common Share Data
Basic Earnings
Income from continuing operations	$0.57	$1.95		$0.57		$1.95
Income from discontinued operations	1.82	2.03		1.60		1.81
Net Income	2.39	3.98		2.18	(a)	3.77	(a)
Diluted earnings
Income from continuing operations	0.56	1.93		0.56		1.93
Income from discontinued operations, net	1.80	2.00		1.58		1.79
Net income	2.36	3.93		2.14		3.72
(a)	Amounts do not foot due to rounding.

The effect of the correction on the Dec. 31, 2006 consolidated balance sheet is as follows:

(in millions)	As previously reported	Adjustment	As revised
Balances as of Dec. 31, 2006
Goodwill	$5,172	$(164)	$5,008
Total assets	103,370	(164)	103,206
Retained earnings	9,444	(164)	9,280
Total shareholders’ equity	11,593	(164)	11,429

Memo: Tangible common equity	$4,968	$-	$4,968

The effect of the correction on the year ended 2006 consolidated statement of cash flows is as follows:

(in millions)	As previously reported	Adjustment	As revised
Balances as of Dec. 31, 2006
Net income	$3,011	$(164)	$2,847
Gain on retail business sale, net of taxes	(1,381)	164	(1,217)

Net cash provided (used) by operating activities	$3,283	$-	$3,283

The effect of the correction on the June 30, 2007 consolidated balance sheet is as follows:

(in millions)	As previously reported	Adjustment	As revised
Balances as of June 30, 2007
Goodwill	$5,120	$(164)	$4,956
Total assets	126,333	(164)	126,169
Retained earnings	9,571	(164)	9,407
Total shareholders’ equity	11,829	(164)	11,665
Memo: Tangible common equity	$5,272	-	$5,272

The effect of the correction on the March 31, 2007 consolidated balance sheet is as follows:

(in millions)	As previously reported	Adjustment	As revised
Balances as of March 31, 2007
Goodwill	$5,131	$(164)	$4,967
Total assets	99,848	(164)	99,684
Retained earnings	9,294	(164)	9,130
Total shareholders’ equity	11,527	(164)	11,363
Memo: Tangible common equity	$4,949	-	$4,949

66     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 3 – Acquisitions and dispositions

Merger with Mellon Financial Corporation

On July 1, 2007, we completed our merger with Mellon Financial Corporation (“Mellon”), headquartered in Pittsburgh, Pennsylvania. Both companies merged into a new holding company named The Bank of New York Mellon Corporation (“BNY Mellon”) upon completion of the transaction. In the transaction, each share of Mellon $0.50 par value common stock was converted into one share of BNY Mellon $0.01 par value common stock and each share of The Bank of New York $7.50 par value common stock was converted into .9434 shares of BNY Mellon $.01 par value common stock. The merger was accounted for as a purchase of Mellon for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company presented in this Form 10-Q are the historical financial statements of The Bank of New York. Mellon’s results of operations were included with The Bank of New York’s results beginning July 1, 2007.

At June 30, 2007, Mellon had total assets of $43 billion, total common shares outstanding of 418,330,448 and had 17,400 employees. Mellon’s total revenue and net income from continuing operations for the first six months of 2007 were $2,902 million and $524 million, respectively.

The merger with Mellon added approximately $33 billion of interest-earning assets, including $18 billion of securities, $7 billion of loans and $6 billion of other money market investments. The merger with Mellon also provided the following funding sources: $21 billion of interest-bearing deposits, $8 billion of noninterest-bearing deposits, $4 billion of long term debt and $1 billion of federal funds purchased. Goodwill and intangibles related to the merger with Mellon were approximately $16 billion.

Purchase price and goodwill – Mellon

The purchase price has been allocated to the assets acquired and liabilities assumed using their fair values at the merger date. The computation of the purchase price and the allocation of the purchase price to the net assets of Mellon, based on their respective fair values at July 1, 2007, and the resulting amount of goodwill are presented in the following table. The allocation of the purchase price will be modified over the next nine months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(dollar amounts in millions, except per share amounts)	July 1, 2007
Purchase price of Mellon Financial:
Mellon Financial net common shares outstanding	418,330,448
Exchange ratio	1.00
The Bank of New York Mellon shares	418,330,448

Average price per share	$39.86

Purchase price of Mellon Financial shares		$16,675
Estimated fair value of outstanding Mellon Financial stock options		302

Total purchase price		$16,977

Net Mellon Financial assets acquired:

Mellon Financial shareholders’ equity		$5,194
Mellon Financial goodwill and intangibles		(2,925)
Unrecognized compensation on unvested stock options and restricted stock		126
Estimated adjustments to reflect assets at fair value:
Loans and leases, net		(199)
Premises and equipment		11
Identified intangibles		5,066
Other assets		748

Estimated adjustments to reflect liabilities at fair value:
Deposits		(4)
Long-term debt		(18)
Other liabilities		(87)
Deferred taxes
Related to new intangibles carrying value	(1,832)
Related to stock options	(39)
Related to all other adjustments	220

Total deferred tax adjustments		(1,651)
Estimated exit and transactions costs		(144)

Total net assets acquired and adjustment to fair value		6,117

Goodwill		$10,860

The Bank of New York Mellon Corporation     67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Components of the fair value of acquired, identifiable intangible assets related to the acquisition of Mellon as of July 1, 2007 are as follows:

(in millions)	Fair value	Estimated lives or contract terms

Amortizing intangibles:
Asset management customer relationships	$1,871	14 years
Customer contracts in asset servicing, processing and shareholder services businesses	711	24 years
Core deposits	106	5 years
Non-compete agreements	21	6 years

Indefinite-lived intangibles:
Mutual funds advisory contracts	1,357	N/A
Trade names	1,000	N/A

Total	$5,066

N/A - Not applicable.

2007 – Other acquisitions

We frequently structure our acquisitions with both an initial payment and a later contingent payment tied to post-closing revenue or income growth, and we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

There was no goodwill related to completed acquisitions, other than the merger with Mellon, in the first nine months of 2007. We record contingent purchases payments when amounts are determinable. Amounts generally become determinable and payable when an acquisition reaches a certain level of performance. At Sept. 30, 2007, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $190 million to $502 million over the next four years. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2007. Cash paid or accrued for acquisitions and contingent payments was $112 million in the first nine months of 2007.

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

In June 2007, we sold our 30% equity investment in RBS International Securities Services (Holdings) Limited to BNP Paribas Securities Services.

2006

On Oct. 1, 2006, we sold our Retail Business to JPMorgan Chase for the net asset value plus a premium of $2.3 billion. JPMorgan Chase sold its corporate trust business to us for the net asset value plus a premium of $2.15 billion. The difference between premiums resulted in a net cash payment of $150 million to The Bank of New York. There is also a contingent payment of up to $50 million to us tied to customer retention. For further details, see “Discontinued Operations” in Note 5 of Notes to Consolidated Financial Statements.

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

68     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The transaction further increased our focus on the securities services and wealth management businesses that have fueled our growth in recent years and that are at the core of our long-term business strategy.

We recorded an after-tax gain of $1.217 billion revised (see Note 2) on the sale of the Retail Business and we also expect to incur after-tax charges of $150 million related to the acquisition. The transaction is expected to be dilutive to GAAP earnings per share through 2009 (4.5% in 2007 to 1.5% in 2009), but to be accretive to cash provided from operating activities in 2009 when cost savings are fully phased in.

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

BNY ConvergEx Group is a leading global agency brokerage and technology company offering a complete spectrum of pre-trade, trade, and post-trade solutions for traditional money managers, hedge funds, broker-dealers, corporations and plan sponsors. BNY ConvergEx Group has a global presence in New York, Boston, San Francisco, Chicago, Dallas, Stamford, London, Bermuda, Tokyo, Hong Kong, and Sydney. BNY Mellon, as

successor to The Bank of New York, and GTCR Golder Rauner, LLC each hold a 35% stake in BNY ConvergEx Group, with the balance held by Eze Castle Software’s investors and BNY ConvergEx Group’s management team. BNY ConvergEx Group, with pro forma 2005 revenues of approximately $340 million, is an affiliate of The Bank of New York Mellon and is reflected on our financial statements as an equity investment. After the use of the proceeds to repurchase shares, the transaction is expected to be neutral to earnings per share.

The BNY Securities Group businesses included in BNY ConvergEx Group are BNY Brokerage, Lynch, Jones & Ryan, G-Port, Westminster Research and BNY Jaywalk. In addition, our B-Trade and G-Trade businesses are expected to become part of BNY ConvergEx Group in 2008, although in the interim they will continue to be owned by The Bank of New York Mellon.

On Dec. 1, 2006, we sold our transfer agency software business, Rufus, to Bravura Solutions Limited (“Bravura”), a leading global supplier of wealth management applications and professional services, for approximately $38 million. Under the agreement, Bravura acquired all of the software and intellectual property comprising Rufus, and all existing employees transfered to Bravura.

On Dec. 19, 2006, we acquired the remaining 50% stake in AIB/BNY Securities Services (Ireland) Ltd. (“AIB/BNY”), that we did not own, from Allied Irish Banks, p.l.c. (“AIB”). AIB/BNY was established in 1995 as a joint venture between AIB and The Bank of New York to provide a range of services for a number of fund structures domiciled in Ireland. At acquisition, AIB/BNY had $210 billion of assets under administration and employed 600 staff in its Dublin and Cork offices.

The Bank of New York Mellon Corporation     69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unaudited Pro Forma Condensed Combined Financial Information

On a pro forma basis, if the merger with Mellon and the acquisition of the Acquired Corporate Trust Business had occurred on Jan. 1, 2006, the transactions would have had the following impact:

(dollar amounts in millions, except per share amounts)	Quarter ended Sept. 30, 2006		Nine months ended
			Sept. 30, 2007		Sept. 30, 2006
	Reported	Pro forma	Reported	Pro forma	Reported	Pro forma
Revenue	$1,614	$3,109	$7,534	$10,420	$4,946	$9,366
Net income from continuing operations	298	604	1,527	2,232	1,049	1,805
Net income	352	660	1,519	2,230	1,222	1,989

Diluted earnings per share from continuing operations	$0.41	$0.53	$1.77	$1.96	$1.45	$1.59
Diluted earnings per share	0.49	0.58	1.76	1.96	1.69	1.75

The pro forma results are based on adding the pre-tax historical results of Mellon and the Acquired Corporate Trust Business to our results and primarily adjusting for amortization of intangibles created in the transactions and taxes. The pro forma data does not include adjustments to reflect our operating costs or expected differences in the way funds generated by the Acquired Corporate Trust Business are invested. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

Note 4 – Accounting changes and new accounting pronouncements

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS 140 and SFAS 133. SFAS 155 permits us to elect to measure any hybrid financial instrument at fair value if the hybrid instrument contains an embedded derivative that otherwise would require bifurcation and be accounted for separately under SFAS 133. SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event after Dec. 31, 2006. On Jan. 17, 2007, the FASB issued Derivative Implementation

Groups (“DIG”) Issue B40 which impacts how SFAS 155 is applied. The adoption of SFAS 155 and DIG Issue B40 did not have a significant impact on our investment activities.

FSP FAS 13-2 - Leases

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leverage Lease Transaction,” revising the accounting guidance under SFAS No. 13 (“SFAS 13”), “Accounting for Leases,” for leveraged leases. This FSP modifies existing interpretations of SFAS 13 and associated industry practice. As a result in 2007, we recognized a one-time after-tax charge to equity of $389 million related to a change in the timing of our lease cash flows due to the LILO settlement. See “Commitments and Contingent Liabilities” in Note 14 to Consolidated Financial Statements. However, an amount approximating this one-time charge will be taken into income over the remaining term of the affected leases. In the first nine months of 2007, we recognized after-tax income of $9 million. Since we have not yet reached a settlement with the IRS related to LILOs originated in 1998, the charge to equity was estimated assuming a Dec. 31, 2007 settlement date. The portion of the one-time charge related to 1998 LILOs will be taken into income between the settlement date and the end of the lease term.

70     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

FIN No. 48 - Taxes

In 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that a tax position meet a “more-likely-than-not threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet a more-likely-than-not recognition threshold will result in either reduction of current or deferred tax assets, and/or recording of current or deferred tax liabilities. The impact of adoption in 2007 was a charge to equity of $27 million. See “Income Taxes” in Note 12 to

Consolidated Financial Statements for further discussion related to FIN 48.

Other

Certain other prior year information has been reclassified to conform its presentation with the 2007 financial statements.

Note 5 – Discontinued operations

On Oct. 1, 2006, we acquired JPMorgan Chase’s corporate trust business and JPMorgan Chase acquired our Retail Business. We adopted discontinued operations accounting for our Retail Business. Also included in the sales agreement are provisions related to transitional services. The results from continuing operations exclude the results of our Retail Business and include the operations of the Acquired Corporate Trust Business only after Oct. 1, 2006.

In accordance with generally accepted accounting principles (GAAP), the results for all the Retail Business are reported separately as discontinued operations in all income statements presented. Net interest revenue has been computed by allocating investment securities and federal funds sold and related interest income to discontinued operations to match the amount and duration of the assets sold with the amount and duration of the liabilities sold. The assets and liabilities of the businesses sold are included in assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet. In addition, certain residual activity from businesses that Mellon had reported as discontinued operations prior to the merger are also included as discontinued operations in the third quarter of 2007.

Assets and liabilities of discontinued operations as of Sept. 30, 2007 and Dec. 31, 2006 were not significant.

Summarized financial information for discontinued operations is as follows:

Discontinued operations		Legacy The Bank of New York only		Nine months ended (a)
	Quarter ended
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Fee and other revenue	$1	$1	$66	$16	$197
Net interest revenue	-	-	155	-	458
Total revenue, net of interest expense	1	1	221	16	655

Income (loss) from discontinued operations	(4)	(4)	96	(13)	297
Income taxes (benefits)	(2)	(1)	42	(5)	124
Income (loss) from discontinued operations, net of taxes	$(2)	$(3)	$54	$(8)	$173
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while second quarter 2007 and the results for all periods in 2006 include legacy The Bank of New York only.

The Bank of New York Mellon Corporation     71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6 – Goodwill and Intangible Assets

Goodwill

The following table shows the changes to goodwill, by business segment for the first nine months of 2007:

Goodwill	Asset and Wealth Management	Institutional Services	Total
(in millions)
Balance at Dec. 31, 2006 (a)	$605	$4,403	$5,008
Mellon acquisition	8,742	2,156	10,898
Foreign exchange translation	-	21	21
Other (b)	28	(191)	(163)
Balance at Sept. 30, 2007	$9,375	$6,389	$15,764
(a)	Legacy The Bank of New York only. Revised, see Note 2 of Notes to Consolidated Financial Statements.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

The table below provides a further breakdown of goodwill by business sector. Goodwill impairment testing is performed annually at the business sector level.

Goodwill	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total
(in millions)
Balance at Dec. 31, 2006 (a)	$571	$34	$912	$2,328	$1,132	$31	$5,008
Mellon acquisition	6,451	2,291	1,910	186	-	60	10,898
Foreign exchange translation	-	-	14	-	7	-	21
Other (b)	2	26	(64)	(103)	(24)	-	(163)
Balance at Sept. 30, 2007	$7,024	$2,351	$2,772	$2,411	$1,115	$91	$15,764
(a)	Legacy The Bank of New York only. Revised, see Note 2 of Notes to Consolidated Financial Statements.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets	Sept. 30, 2007				Dec. 31, 2006
(in millions)	Gross carrying amount (a)	Mellon acquisition (b)	Accumulated amortization	Net carrying amount	Net carrying amount (a)
Subject to amortization:
Customer relationships	$1,400	$1,884	$(293)	$2,991	$1,083
Maintenance contracts	-	690	(14)	676	-
Deposit premiums	-	106	(12)	94	-
Technology based	5	21	(3)	23	-
Other	24	22	(8)	38	-
Total subject to amortization (a)	$1,429	$2,723	$(330)	$3,822	$1,083
Not subject to amortization:
Trade name	$370	$1,002	N/A	$1,372	$370
Customer relationships	-	1,360	N/A	1,360	-
Total not subject to amortization (a)	$370	$2,362	N/A	$2,732	$370
Total intangible assets	$1,799	$5,085	$(330)	$6,554	$1,453
(a)	Legacy The Bank of New York only.
(b)	See Note 3 of Notes to Consolidated Financial Statements for impact of Mellon acquisition.

N/A – not applicable.

72     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a further breakdown of intangible assets by business sector. Intangible assets impairment testing is performed annually.

Intangible assets - net carrying amount	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total
(in millions)
Legacy The Bank of New York	$72	$1	$44	$719	$718	$-	$1,554
Mellon acquisition	3,438	666	424	203	-	269	5,000
Net carrying amount at Sept. 30, 2007	$3,510	$667	$468	$922	$718	$269	$6,554

Intangible amortization expense was $131 million and $14 million for the quarters ended Sept. 30, 2007 and 2006. Intangible amortization expense was $188 million and $42 million for the nine months ended Sept. 30, 2007 and 2006. The increase to both prior periods resulted from the merger with Mellon. Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2007 (a)	$308
2008	476
2009	431
2010	388
2011	351
(a)	Prior to July 1, 2007 includes legacy The Bank of New York only.

Note 7 – Allowance for credit losses

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

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from borrowers, the market value of the loan, or the fair value of the collateral. See “Critical accounting estimates” and “Allowance for credit losses” in the MD&A section for additional information.

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

The Bank of New York Mellon Corporation     73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended Sept. 30, 2007	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance, beginning of period	$282	$133	$415
Additions resulting from merger with Mellon	43	87	130
Charge-offs	(37)	-	(37)
Recoveries	2	-	2
Net (charge-offs)/ recoveries	(35)	-	(35)
Provision	42	(42)	-
Balance, end of period	$332	$178	$510

For the nine months ended Sept. 30, 2007 (a)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance, beginning of period	$287	$150	$437
Additions resulting from merger with Mellon	43	87	130
Charge-offs	(37)	(5)	(42)
Recoveries	15	-	15
Net (charge-offs)/ recoveries	(22)	(5)	(27)
Provision	24	(54)	(30)
Balance, end of period	$332	$178	$510
(a) Nine months ended Sept. 30, 2007 includes three months of the combined company’s results and six months of Legacy The Bank of New York.

For the quarter ended Sept. 30, 2006 (a)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance, beginning of period	$337	$143	$480
Charge-offs	-	-	-
Recoveries	-	-	-
Net (charge-offs)/ recoveries	-	-	-
Provision	2	(6)	(4)
Balance, end of period	$339	$137	$476
(a) Legacy The Bank of New York only.
For the nine months ended Sept. 30, 2006 (a)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance, beginning of period	$326	$145	$471
Charge-offs	(4)	-	(4)
Recoveries	14	-	14
Net (charge-offs)/ recoveries	10	-	10
Provision	3	(8)	(5)
Balance, end of period	$339	$137	$476
(a) Legacy The Bank of New York only.

Note 8 – Other assets

Other assets (in millions)	Sept. 30, 2007	Dec. 31, 2006 (a)
Accounts and interest receivable	$4,071	$3,443
Corporate/bank owned life insurance	3,562	1,721
Fails to deliver	1,979	1,523
Equity in joint ventures and other investments	2,283	857
Prepaid pension assets	1,515	635
Software	539	388
Margin deposits	483	324
Prepaid expenses	297	223
Due from customers on acceptances	234	213
Other	1,474	646
Total other assets	$16,437	$9,973
(a)	Legacy The Bank of New York only.

74     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 – Net interest revenue

Net interest revenue		Legacy The Bank of New York only
	Quarter ended			Nine months ended (a)
(in millions)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Interest revenue
Loans	$534	$420	$367	$1,361	$1,027
Margin loans	84	87	85	255	247
Securities:
Taxable	641	330	282	1,264	827
Exempt from federal income taxes	8	1	10	10	28

Total securities	649	331	292	1,274	855
Deposits in banks	419	233	166	798	372
Federal funds sold and securities purchased under resale agreements	73	77	22	207	52
Trading assets	19	14	28	66	130
Total interest revenue	1,778	1,162	960	3,961	2,683
Interest expense
Deposits	772	487	391	1,659	1,037
Federal funds purchased and securities sold under repurchase agreements	50	16	34	85	88
Other borrowed funds	35	24	27	72	69
Customer payables	48	47	42	137	124
Long-term debt	204	136	115	460	317
Total interest expense	1,109	710	609	2,413	1,635
Net interest revenue	$669	$452	$351	$1,548	$1,048
(a)	Third quarter and year-to-date 2007 include three months of the combined company’s results, while second quarter 2007 and the results for all periods in 2006 include legacy The Bank of New York only.

Note 10 – Capital transactions

Prior to the merger with Mellon, we had 5 million authorized shares of Class A convertible preferred stock having a par value of $2.00 per share. At Dec. 31, 2006, 3,000 shares were outstanding. On Jan. 22, 2007, we redeemed 300 shares of Class A convertible preferred stock at a per share redemption price of $25 plus accrued dividends of $11.03. The remaining 2,700 shares were converted into The Bank of New York common stock with shareholders receiving 7.39644 shares (unadjusted) of The Bank of New York common stock for each share of Class A convertible preferred stock.

In addition to the Class A convertible preferred stock, we had 5 million authorized shares of preferred stock having no par value, with no shares outstanding at Dec. 31, 2006.

Effective July 1, 2007, BNY Mellon has 3.5 billion authorized shares of common stock with a par value of $0.01 per share and 100 million authorized shares of preferred stock with a par value of $0.01 per share. At Sept. 30, 2007, there were 1,138,681,554 outstanding shares of common stock and no outstanding shares of preferred stock.

On Oct. 9, 2007, our Board of Directors declared a quarterly dividend of 24 cents per share payable on Nov. 2, 2007, to shareholders of record as of the close of business on Oct. 24, 2007.

We repurchased 1,187,000 shares of our common stock in the third quarter of 2007.

The Bank of New York Mellon Corporation     75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost				Legacy The Bank of New York only
	Quarter ended
	Sept. 30, 2007			June 30, 2007			Sept. 30, 2006
	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$20	$7	$-	$10	$2	$-	$13	$2	$-
Interest cost	35	5	5	12	3	3	13	3	2
Expected return on assets	(69)	(9)	(1)	(26)	(4)	(1)	(25)	(4)	(1)
Other	5	1	2	5	1	2	9	2	3
Net periodic cost (credit) (a)	$(9)	$4	$6	$1	$2	$4	$10	$3	$4
(a)	Pension benefits expense includes discontinued operations expense of $1.5 million for the quarter ended Sept. 30, 2006.

Net periodic benefit cost				Legacy The Bank of New York only
	Nine months ended
	Sept. 30, 2007			Sept. 30, 2006
	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$40	$11	$-	$37	$7	$-
Interest cost	59	11	11	40	9	8
Expected return on assets	(121)	(17)	(3)	(75)	(11)	(3)
Other	15	3	6	27	4	8
Net periodic cost (credit) (a)	$(7)	$8	$14	$29	$9	$13
(a)	Pension benefits expense includes discontinued operations expense of $4.5 million for the nine months ended Sept. 30, 2006.

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective income tax rate	Nine months ended
	Sept. 30, 2007	Sept. 30, 2006 (a)
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.4	1.7
Nondeductible expenses	0.1	0.2
Credit for synthetic fuel investments	(1.1)	(1.6)
Credit for low-income housing investments	(1.1)	(1.9)
Tax-exempt income from municipal securities	(0.2)	(0.1)
Other tax-exempt income	(1.2)	(1.3)
Foreign operations	(2.6)	(0.6)
Other - net	0.2	0.8
Effective rate	30.5%	32.2%
(a)	Legacy The Bank of New York only.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on Jan. 1, 2007. As a result of the adoption of FIN 48, we recognized a $27 million increase in our liability for uncertain tax benefits (“Tax Reserves”), which reduced the Jan. 1, 2007, retained earnings balance. Our total Tax Reserves as of Sept. 30, 2007 were $336 million. If these Tax Reserves were unnecessary, $255 million would affect the effective tax rate in future periods and $81 million would affect deferred taxes. Included in the above Tax Reserves is accrued interest, where applicable, of $53 million. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. The additional tax expense related to interest for the nine months ended Sept. 30, 2007 is $16 million.

Legacy The Bank of New York’s consolidated income tax returns are closed to examination through

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

Legacy Mellon’s federal consolidated income tax returns are closed to examination through 2003. United Kingdom income tax returns are closed through 2000.

We have Tax Reserves related to transactions occurring in the years 1998 through 2002 that are currently under examination by the IRS. The outcome of such examination is not yet determinable. We do not expect that the resolution of these and other issues over the next twelve months will have a material impact on our financial statements.

Note 13 – Derivatives and hedging relationships

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets or liabilities on the balance sheet.

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

The fixed rate loans hedged generally have a maturity of 9 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At Sept. 30, 2007, $40 million of loans were hedged with interest rate swaps which had notional values of $40 million.

The securities hedged generally have an original weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At Sept. 30, 2007, $225 million of securities were hedged with interest rate swaps which had notional values of $225 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years and, except for three deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the three that hedge the callable deposits. At Sept. 30, 2007, $666 million of deposits were hedged with interest rate swaps which had notional values of $660 million.

The fixed rate long-term debt hedged generally has an original maturity of 4 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2007, $7.748 billion of debt was hedged with interest rate swaps which had notional values of $7.811 billion.

In addition to the fair value hedges discussed above, we have two cash flow hedges utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on a deposit and a long-term debt issue. The hedge documentation specifies the terms of the hedged items and interest rate swaps and indicates that the derivative is hedging future variable interest payments and is a cash flow hedge, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges, the interest rate swap is marked to market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income for the cash flow hedge is reclassified to net interest revenue as interest is realized on the hedged item.

The deposit hedged has a principal amount of $275 million and has a LIBOR based floating rate and an 18 month original maturity. The deposit is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the deposit to eliminate the variability in interest payments on the deposit. During the next twelve months, net gains of less than $2 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

The long-term debt hedged has a principal amount of $400 million and has a LIBOR based floating rate and a two year original maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payments on the debt. During the next twelve months, net gains of $3 million (pre-tax) included in other comprehensive income are expected to be reclassified to income.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling and Euro foreign exchange exposure with respect to forecasted expense transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of Sept. 30, 2007, the hedged forecasted foreign currency transactions and linked foreign exchange forward hedges were $83 million with $7 million of pre-tax gains recorded in other comprehensive income. These gains are expected to be reclassified to expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our investments in foreign

78     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsidiaries. These forward contracts have a maturity of less than two years. The derivatives employed are designated as net investment hedges of changes in value of our foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At Sept. 30, 2007, foreign exchange contracts, with notional amounts totaling $5,345 million, were designated as hedges of corresponding amounts of net investments.

We discontinue hedge accounting prospectively when it is determined that a derivative is no longer an effective hedge, the derivative expires, is sold, or management discontinues the derivative’s hedge designation.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Hedges	Nine months ended
(in millions)	Sept. 30, 2007	Sept. 30, 2006 (a)
Fair value hedge loans	$0.1	$0.1
Fair value hedge of securities	0.1	0.1
Fair value hedge of deposits and long-term debt	3.4	(0.1)
Cash flow hedges	0.1	(0.4)
Other (b)	(0.3)	0.4
Total	$3.4	$0.1
(a)	Legacy The Bank of New York only.
(b)	Includes ineffectiveness recorded on foreign exchange hedges.

Note 14 – Commitments and contingent liabilities

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

A summary of the notional amount of our off-balance sheet credit transactions, net of participations, at Sept. 30, 2007 and Dec. 31, 2006 follows:

Off-balance sheet credit risks	Quarter ended
(in millions)	Sept. 30, 2007	Dec. 31, 2006 (a)

Lending commitments	$47,757	$37,364
Standby letters of credit	13,652	10,902
Commercial letters of credit	1,130	1,195
Securities lending indemnifications	548,706	398,675
Venture capital commitments	92	55
Liquidity support provided to special purpose entities	4,341	-
(a)	Legacy The Bank of New York only.

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending-related commitments was $178 million at Sept. 30, 2007 and $150 million at Dec. 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $566 billion at Sept. 30, 2007 and $405.5 billion at Dec. 31, 2006.

Standby letters of credit principally support corporate obligations and include $1.0 billion that were collateralized with cash and securities at both Sept. 30, 2007 and Dec. 31, 2006. At Sept. 30, 2007, approximately $9.1 billion of the standby letters of credit will expire within one year.

Mellon Bank has a referral relationship with and provides administrative services to, Three Rivers Funding Corp. (TRFC), a special purpose entity that issues commercial paper. TRFC is owned by an independent third party and is not a subsidiary of either Mellon Bank or BNY Mellon. TRFC’s financial results are not included in the financial statements of Mellon Bank or BNY Mellon. At Sept. 30, 2007, TRFC’s assets were comprised of asset and mortgage-backed securities of $3.836 billion, and receivables of $351 million. At Sept. 30, 2007, TRFC’s portfolio of asset and mortgage-backed securities were rated:

Credit ratings for TRFC’s asset and mortgage-backed securities	Sept. 30, 2007
AAA	79%
AA	2
A	19

Total	100%

At Sept. 30, 2007, approximately 8% of TRFC’s asset and mortgage-backed securities were to subprime borrowers and all were rated AAA. Due to the dislocation in the commercial paper market in late August and September, Mellon Bank supported TRFC by purchasing an interest in TRFC’s asset pool under its previously existing liquidity facility. At Sept. 30, 2007 Mellon Bank did not hold any beneficial interest in TRFC’s assets or any of its commercial paper. Fee revenue of $1 million was received from TRFC in the third quarter of 2007 compared with less than $1 million in the third quarter of 2006. At Sept. 30, 2007, TRFC’s receivables totaled $4.187 billion and commercial paper outstanding totaled $4.204 billion. A letter of credit provided by Mellon Bank in support of TRFC’s commercial paper totaled $179 million at Sept. 30, 2007. BNY Mellon’s maximum exposure related to TRFC is the full amount of the liquidity facility provided to TRFC or, $4.204 billion at Sept. 30, 2007. However, the probability of this loss scenario is remote as it would mean that all of TRFC’s assets were wholly uncollectible. In addition, there are significant structural protections built into each transaction to provide protection against uncollectible receivables. At Sept. 30, 2007, a FIN 46R analysis was performed on TRFC and it was not subject to consolidation by BNY Mellon.

The Bank of New York provides liquidity support to Old Slip Funding LLC (“OSF”), a special purpose entity that issues commercial paper. OSF is owned by an independent third party and is not a subsidiary of either The Bank of New York or BNY Mellon. During the third quarter of 2007, OSF did not require support. At Sept. 30, 2007, OSF held $137 million of mortgage-backed securities 93% of which were rated AAA and 7% were rated A. At Sept. 30, 2007, a FIN 46R analysis was performed on OSF and it was not subject to consolidation by BNY Mellon.

The estimated liability for losses related to these arrangements, if any, is included in the reserve for unfunded commitments.

The notional amounts for other off-balance sheet risks (see “Others” below and “Trading Activities” in the MD&A section) express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Other

One of BNY Mellon’s two primary banking subsidiaries, Mellon Bank, N.A. (Mellon Bank), and ABN AMRO Bank N.V. (ABN AMRO) entered into a joint venture to provide global securities services, with operations commencing in January 2003. Each of the two partners signed a statutory declaration under Dutch law to be jointly and severally liable with the joint venture to parties that have a provable

80     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contractual debt or damage claim. The benefit of this declaration is potentially available to all creditors and customers of the joint venture with valid legal claims if the joint venture defaults. The guarantee totaled $103 billion at Sept. 30, 2007 primarily relating to securities lending activity. Agency securities lending represented $97 billion of this guarantee at Sept. 30, 2007, primarily related to the indemnification of the owner of the securities against broker default. These securities lending transactions were collateralized primarily with cash and Organization for Economic Co-operation and Development government securities totaling $93 billion. The joint venture also indemnifies $969 million of cash collateral reinvested in repurchase agreements for risk of market or credit loss. The potential exposure of this guarantee assumes that there is no capital or assets of the joint venture to satisfy such claims and that there is no level of contribution by ABN AMRO, which has an S&P 500 long-term credit rating of AA- and a Moody’s senior debt rating of Aa2. On July 5, 2007, BNY Mellon and ABN AMRO announced that Mellon Bank and ABN AMRO had entered into an agreement for Mellon Bank’s purchase of ABN AMRO’s interest in the joint venture. The transaction is expected to close in the fourth quarter of 2007. Upon close of the transaction, we expect that ABN AMRO will withdraw its statutory declaration and that The Bank of New York will sign and file a further, similar statutory declaration with effect from closing. ABN AMRO will continue to be jointly liable for certain pre-closing liabilities as provided in the purchase agreement.

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to our provision of financial services. Insurance has been purchased to mitigate certain of these risks. We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

We engaged in certain types of structured cross-border leveraged leasing investments, referred to as “LILOs,” prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to our tax treatment of these transactions. On Feb. 28, 2006, we settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997.

Our 1998 LILO transactions are in a subsequent audit cycle and were not part of the settlement. We believe that a comparable settlement for 1998 may be possible, given the similarity between these leases and the settled leases. However, negotiations continue and the treatment of the 1998 leases may still be litigated if an acceptable settlement cannot be reached. Under current U.S. generally accepted accounting principles, if the 1998 leases are settled on a basis comparable to the 1996 and 1997 leases, we would not expect the settlement of the 1998 leases to have a material impact on net income, based on existing reserves.

In the fourth quarter of 2005, we deposited funds with the IRS in anticipation of reaching a settlement on the 1998 LILO investments.

On Feb. 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. On Sept. 6, 2007, we received a draft Form 5701, Notice of Proposed Adjustment, denying the tax benefits associated with certain of our so-called SILOs. Although it is likely the IRS will challenge the tax benefits associated with all such leases in 2007, we remain confident that our tax treatment of the leases complied with statutory, administrative and judicial authority existing at the time they were entered into.

In 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. The IRS continues to review these transactions and it is likely that some or all of the credits will be challenged upon completion of the

The Bank of New York Mellon Corporation     81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

review. On Oct. 9, 2007, we received a letter from the IRS informing us that the IRS is considering designating one such transaction for litigation. At this time it is unknown if the transaction will ultimately be designated for litigation, but, if so designated, the company is prepared to defend its position and we believe that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority.

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

82     The Bank of New York Mellon Corporation

Item 4. Controls and Procedures.

Disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of Sept. 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures as of Sept. 30, 2007 were effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

In the ordinary course of business, the Corporation may routinely modify, upgrade or enhance its internal controls and procedures for financial reporting. However, there was no change in the Corporation’s “internal controls over financial reporting” (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended Sept. 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting, except changes resulting from the merger with Mellon being implemented to incorporate Mellon’s operations with the Corporation’s systems of internal controls.

The Bank of New York Mellon Corporation     83

Forward-Looking Statements and Risk Factors

Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, statements with respect to the merger of The Bank of New York and Mellon with and into the Company, expectations with respect to operations after the merger, the expected outcome of legal, regulatory and investigatory proceedings, predicted loan losses, and the Company’s plans, objectives and strategies. In addition, these forward-looking statements relate to: the expected increase in the percentage of revenue and income from outside the U.S.; the expected increase in the level of fee revenue per employee; the expected increase in pre-tax margins; targeted capital ratios; the ability of our business model to benefit from long-term trends; growth opportunities in international markets; execution of our integration plan and its ability to support our goals for new business development and merger synergies; our projected effective tax rate; assumptions regarding the price of oil and its potential impact on earnings; harmonization of remaining allocation methodologies; factors that could affect fair market valuations; expected long-term rates of return; expected return on assets; assumptions with respect to pension plans and expected future benefit payments; intention to hold certain investment securities; adequacy of reserves; the receipt of regulatory approvals required for the transition of certain deposits associated with the Acquired Corporate Trust Business and the timing of those approvals; the call of outstanding securities and the refinancing of certain debt; treatment of trust-preferred securities as Tier I capital under recently-adopted transition rules and final rules of the FRB; our ability to capitalize on global growth trends; adoption of recent accounting pronouncements and their impact; the expected impact of the JPMorgan Chase transaction; the replacement of U.S. dollar deposits with institutional corporate trust deposits associated with the Acquired Corporate Trust Business in 2007; the impact of the ConvergEx transaction on earnings and the timing of when the B-Trade and G-Trade businesses will become part of BNY ConvergEx Group; estimated annual amortization over the next five years; resolution of certain tax examinations and the impact of those resolutions; probability of losses relating to TRFC; expectations with respect to various commitments and contingent liabilities entered into in the normal course of business; resolution of matters relating to LILO and SILO transactions and the impact of those resolutions; the expected closing of the buyout of the remaining interest in the ABN AMRO Mellon joint venture and the treatment of related statutory declarations and liabilities; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation; and remediation and the potential impact of matters relating to information returns and withholding tax returns for the Acquired Corporate Trust Business. In this report, any other report, any press release or any written or oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “think,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “highly attractive,” “synergies,” “opportunities,” “superior returns,” “trends” and words of similar meaning, signify forward-looking statements.

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represent risks associated with the business and operations of the Company, can be found in the “Cautionary Statement Regarding Forward-Looking Statements” and the “Risk Factors” sections included in the registration statement on Form S-4 (Registration No. 333-140863) filed with the Securities and Exchange Commission (“Commission”) on April 17, 2007 and containing a definitive joint proxy statement/prospectus that was mailed to the shareholders of each of The Bank of New York and Mellon; the “Risk Factors” and “Certain Regulatory Considerations” section of the registration statement on Form S-3 (Registration No. 333-144261) filed with the Commission on July 2, 2007; the “Forward Looking Statements and Risk Factors” section in The Bank of New York’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007; the “Cautionary Statement” section included in Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and in

84     The Bank of New York Mellon Corporation

Forward-Looking Statements and Risk Factors (continued)

Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and any subsequent reports filed with the Commission prior to the merger; and any subsequent reports filed by the Company pursuant to the Securities Exchange Act of 1934, as amended.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q, are based on management’s current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The “Risk Factors” discussed in the section “Forward-Looking Statements and Risk Factors” in Part I, Item 1A of The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document, in the documents referred to in the preceding paragraph and in subsequent reports filed by the Company with the Commission pursuant to the Securities Exchange Act of 1934, as amended, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

The Bank of New York Mellon Corporation     85

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

As previously disclosed in the Company’s Form 8-K dated May 17, 2007, The Federal Customs Service of the Russian Federation is pursuing a claim against the Company. The claim is based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of the Company’s Non-Prosecution Agreement and alleges violations of U.S. law by failing to supervise and monitor funds transfer activities at The Bank of New York. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were due to be paid on certain goods imported into the country and seeks $22.5 billion in “direct and indirect” losses. The Company believes it has meritorious procedural and substantive defenses to the allegations and intends to defend the matter vigorously.

As previously disclosed in the Company’s Annual Report on Form 10-K, the U.S. Securities and Exchange Commission (“SEC”) is investigating the trading activities of Pershing Trading Company LP,

a floor specialist, on two regional exchanges from 1999 to 2004. Because the conduct at issue is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to this matter under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

The Company previously disclosed in its Annual Report on Form 10-K that the SEC was investigating the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. The Company was informed by the SEC Staff on Sept. 11, 2007 that they had concluded their investigation and that no enforcement action was recommended.

The Company previously disclosed in its Annual Report on Form 10-K that the SEC was investigating possible market-timing transactions cleared by Pershing LLC. The Company was informed by the SEC Staff orally that they had concluded their investigation and that no enforcement action was recommended.

As previously reported in a Current Report filed by Mellon on Form 8-K dated Sept. 30, 2005, Mellon Investor Services LLC (MIS) received a “Wells Notice” from the SEC relating to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performs in-depth searches for “lost” shareholders. The Company was informed by the SEC Staff on Aug. 16, 2007 that they had concluded their investigation and that no enforcement action was recommended.

In connection with the acquired JPMorgan Chase corporate trust business, the Company was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, the Company identified certain inconsistencies in the supporting tax documentation and records transferred to the Company that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007 and believe we will receive

86     The Bank of New York Mellon Corporation

PART II - OTHER INFORMATION (continued)

additional time to remediate the issues. The Company and JPMorgan Chase are attempting to resolve the information reporting issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, the Company is indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

Item 1A. Risk Factors.

See “Forward-Looking Statements and Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Under our stock repurchase program, we buy back shares from time to time. The following table discloses our repurchases of our common stock made during the third quarter of 2007.

Issuer purchases of equity securities

Share repurchases during third quarter 2007				Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased		Average price per share (a)
July 2007	92		$42.68	-
August 2007	1,011		40.59	1,005
September 2007	84		39.90	81
Third quarter 2007	1,187	(b)	$40.70	1,086

(a)	Amounts include commissions paid which were not significant. Total purchase price in the third quarter of 2007 was $44 million.
(b)	Includes 101 thousand shares at a purchase price of approximately $4 million purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

As disclosed on Aug. 8, 2007, the Executive Committee of the Corporation’s Board of Directors has authorized the Corporation to repurchase up to 6,500,000 shares, a number based on the unused authorization previously given by the Board of Directors of The Bank of New York. The maximum number of shares that could have been repurchased under the program totaled approximately 5.4 million at Sept. 30, 2007.

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

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.
3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007, incorporated by reference to Exhibit 3.2 to BNY Mellon’s Quarterly Report on Form 10-Q as filed with the Commission on Aug. 8, 2007.

The Bank of New York Mellon Corporation     87

PART II - OTHER INFORMATION (continued)

4.1	None of the instruments defining the rights of holders of long-term debt of The Bank of New York Mellon Corporation (“BNY Mellon”), the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY Mellon as of Sept. 30, 2007. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
12.1	Ratio of Earnings to Fixed Charges for the Nine Months Ended Sept. 30, 2007 and 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, incorporated by reference.
99.2	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, incorporated by reference.
99.3	“Cautionary Statement” section in Mellon Financial Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, incorporated by reference.
99.4	“Cautionary Statement” section in Mellon Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, incorporated by reference.

99.5	“Cautionary Statement Regarding Forward-Looking Statements” and the “Risk Factors” sections in Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2004 (No. 333-140863), incorporated by reference.
99.6	“Risk Factors” and “Certain Regulatory Considerations” sections in The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261), incorporated by reference.

88     The Bank of New York Mellon Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 9, 2007	By:	/s/ Michael K. Hughey
Michael K. Hughey
Corporate Controller
(Duly Authorized Officer and Principal Accounting Officer of the Registrant)

The Bank of New York Mellon Corporation     89

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 000-52710) for the period ended June 30, 2007, as filed with the Commission on Aug. 8, 2007.

4.1	None of the instruments defining the rights of holders of long-term debt of The Bank of New York Mellon Corporation (“BNY Mellon”), the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY Mellon as of Sept. 30, 2007. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

12.1	Ratio of Earnings to Fixed Charges for the Nine Months Ended Sept. 30, 2007 and 2006.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

99.1	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.	The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006.

99.2	“Forward Looking Statements and Risk Factors” section in The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.	The Bank of New York Company, Inc.’s Quarterly Report on Form 10- Q (File No. 001-06152) for the period ended March 31, 2007.

90     The Bank of New York Mellon Corporation

Exhibit No.	Description	Method of Filing

99.3	“Cautionary Statement” section in Mellon Financial Corporation’s Annual Report on Form 10-K for the year ended Dec. 31, 2006.	Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2006.

99.4	“Cautionary Statement” section in Mellon Financial Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.	Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the period ended March 31, 2007.

99.5	“Cautionary Statement Regarding Forward- Looking Statements” and the “Risk Factors” sections in Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2007 (No. 333-140863).	Amendment No. 2 to The Bank of New York Mellon Corporation’s Registration Statement on Form S-4 dated April 17, 2004 (No. 333-140863).

99.6	“Risk Factors” and “Certain Regulatory Considerations” sections in The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261).	The Bank of New York Mellon Corporation’s Registration Statement on Form S-3 dated July 2, 2007 (No. 333-144261).

The Bank of New York Mellon Corporation     91