Form 10-K
period 2007-12-31
Bank of New York Mellon CORP
filed 2008-02-28
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ✓ ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

[      ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code - (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
6.875% Preferred Trust Securities, Series E	New York Stock Exchange
5.95% Preferred Trust Securities, Series F	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal	New York Stock Exchange
Preferred Capital Securities of Mellon Capital IV, fully and unconditionally guaranteed by
The Bank of New York Mellon Corporation

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.  [ ✓ ] Yes  [    ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.  [    ] Yes  [ ✓ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ✓ ]  Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Checkone):

Large accelerated filer [ ✓ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes [ ✓ ] No

As of June 30, 2007, 714,335,213 shares, of the total outstanding shares of 716,999,851, of the outstanding voting common stock of the registrant’s predecessor, The Bank of New York Company, Inc., $7.50 par value per share, having a market value of $31,380,745,907, were held by nonaffiliates.

As of January 31, 2008, 1,141,369,188 shares of the registrant’s voting common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

The Bank of New York Mellon Corporation 2008 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2007 Annual Report to Shareholders-Parts I, II, III and IV

Available Information

This Form 10-K filed by the Bank of New York Mellon Corporation (“The Bank of New York Mellon” or “BNY Mellon” or the “Corporation”) with the Securities and Exchange Commission (“SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 36, including those portions of the Corporation’s 2007 Annual Report to Shareholders (the “Annual Report”) which are incorporated by reference herein. For a free copy of BNY Mellon’s Annual Report or the Proxy Statement for its 2008 Annual Meeting, as filed with the SEC, send a written request to the Secretary of the Corporation, One Wall Street, New York, NY 10286. BNY Mellon’s Annual Report is, and the Proxy Statement for its 2008 Annual Meeting upon filing with the SEC will be, available on our Internet site at www.bnymellon.com. We also make available, free of charge, on our Internet site the Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The following materials are also available, free of charge, on our Internet site at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of the Corporation at One Wall Street, New York, NY 10286:

•	the Corporation’s Code of Conduct, which is applicable to all employees, including the Corporation’s senior financial officers;

•	the Corporation’s Corporate Governance Guidelines; and

•	the Charters of Audit and Examining, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of the Board of Directors.

The contents of BNY Mellon’s Internet site are not part of this Form 10-K.

Forward-Looking Statements

This Form 10-K contains statements relating to future results of the Corporation that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: The impact of increases in insurance assessments, the impact of Basel II, the effect of technological innovations and long-term global business trends, the effect of worldwide pension reform, the impact of regulatory accords and implementing regulations on capital requirements and other aspects of our business, the impact of developments in the securities processing industry, the impact of non-prosecution and settlement agreements with governmental authorities, the adequacy of tax reserves and the impact of legal and regulatory proceedings. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Corporation (including those incorporated in this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Corporation’s control), including those factors described in Item 1A. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to uncertainties inherent in the litigation and litigation settlement process.

All forward-looking statements speak only as of the date on which such statements are made, and the Corporation undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

In this Form 10-K, references to “our,” “we,” “us,” the “company,” the “Company,” the “Corporation” and similar terms for periods prior to July 1, 2007, refer to The Bank of New York Company, Inc., and references to “our,” “we,” “us,” the “Company,” the “Corporation” and similar terms for periods on or after July 1, 2007, refer to BNY Mellon.

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

2 THE BANK OF NEW YORK MELLON

PART I

ITEM 1. BUSINESS

Description of Business

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York Co.”) and Mellon Financial Corporation (“Mellon”) merged into The Bank of New York Mellon Corporation (“The Bank of New York Mellon”, “BNY Mellon” or the “Corporation”), with BNY Mellon being the surviving entity. The merger was accounted for as a purchase of Mellon by The Bank of New York Co. for accounting and financial reporting purposes. For additional information on the merger, see “Introduction” on page 2 in the 2007 Annual Report to Shareholders (“Annual Report”) and Note 4 of Notes to Consolidated Financial Statements in the Annual Report, which portions of the Annual Report are incorporated herein by reference.

The Bank of New York Mellon is a global financial services company headquartered in New York, New York, with approximately $1.121 trillion in assets under management and $23.1 trillion in assets under custody and administration. For a further discussion of BNY Mellon’s products and services, see “Overview” in the “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” (“MD&A”) section in the Annual Report, which portions of the Annual Report are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding BNY Mellon, which information is incorporated herein by reference.

We were originally formed as a holding company for The Bank of New York, which has its executive offices in New York. With its predecessors, The Bank of New York has been in business since 1784. In addition to The Bank of New York, our bank subsidiaries include Mellon Bank, N.A., headquartered in Pittsburgh, Pennsylvania; Mellon Trust of New England, National Association, headquartered in Boston, Massachusetts; Mellon United National Bank, headquartered in Miami, Florida; and Mellon 1st Business Bank, National Association, headquartered in Los Angeles, California. Our bank subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking

subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

We divide our businesses into seven segments: Asset Management; Wealth Management; Asset Servicing; Issuer Services; Clearing and Execution Services; Treasury Services and Other. For a further discussion of BNY Mellon’s products and services, see “Sector overview” and “Business segments review” in the MD&A section of the Annual Report, which are incorporated herein by reference. Information on international operations is presented in the Annual Report in

“Net Interest Revenue-Consolidated Balance Sheet—Average Balances and Interest Yield/Rates”, “International Operations”, “International Operations-International Financial Data”, “International Operations-Cross-Border Risk” and “Consolidated Balance Sheet Review—Other loans,” which are incorporated herein by reference.

Principal Entities

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2007.

Discontinued Operations

As discussed in Note 5 of Notes to Consolidated Financial Statements in the Annual Report, BNY Mellon is reporting results using the discontinued operations method of accounting. This Note is incorporated herein by reference. All information in this Form 10-K, including all supplemental information, reflects continuing operations unless other noted.

Supervision and Regulation

BNY Mellon and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of BNY Mellon’s bank subsidiaries rather than holders of BNY Mellon’s securities. These laws and regulations govern such areas as levels of capital, permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, our subsidiaries engaged in investment advisory and other securities related activities are subject to

THE BANK OF NEW YORK MELLON 3

PART I (continued)

various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of BNY Mellon’s securities. In addition, BNY Mellon and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which BNY Mellon and its subsidiaries are organized or conduct businesses. Described below are the material elements of selected laws and regulations applicable to BNY Mellon and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of BNY Mellon and its subsidiaries.

Regulated Entities of BNY Mellon

BNY Mellon is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency (the “OCC”)) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial companies.

In order for a bank holding company to engage in the broader range of activities that are permitted by the BHC Act for bank holding companies that are also financial holding companies, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “Financial Holding Company” (“FHC”). In addition, to commence any new activity permitted by the BHC Act and to acquire any company engaged in any new activities permitted by the BHC Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act of 1977 (the “Community Reinvestment Act”).

A FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies or to continue such activities. Currently, we meet these requirements. BNY Mellon’s national bank subsidiaries, including Mellon Bank, N.A. and The Bank of New York Trust Company N.A., are subject to primary supervision, regulation and examination by the OCC. The Bank of New York, which is one of BNY Mellon’s principal bank subsidiaries, is a New York chartered banking corporation, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and the New York State Banking Department (the “NYSBD”). Mellon Securities Trust Company, The Dreyfus Trust Company and Mellon Trust of New York are New York trust companies and are supervised by the NYSBD. Mellon Trust of California is a California trust company and is supervised by the State of California Department of Financial Institutions. Mellon Trust of Washington is a Washington trust company and is supervised by the Division of Banks of the Washington State Department of Financial Institutions. BNYM (Delaware) is a Delaware bank and is supervised by the Office of the Delaware State Banking Commissioner.

Under Federal Reserve Board policy, BNY Mellon is expected to act as a source of financial strength to its bank subsidiaries and to commit resources to support them, including in circumstances where it might not do so absent such policy. In addition, any loans by BNY Mellon to its bank subsidiaries would

4  THE BANK OF NEW YORK MELLON

PART I (continued)

be subordinate in right of payment to depositors and to certain other indebtedness of its banks. BNY Mellon’s non-bank subsidiaries engaged in securities related activities are regulated by the SEC. We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered broker-dealers and members of Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization.

Certain of our subsidiaries are registered investment advisors under the Investment Advisors Act of 1940, as amended (the “40 Act”) and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Our subsidiaries advise both public investment companies which are registered with the SEC under the 40 Act, including the Dreyfus/Founders family of mutual funds, and private investment companies which are not registered under the 40 Act. The shares of most investment companies advised by our subsidiaries are qualified for sale in all states in the U.S. and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of BNY Mellon’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the U.K. pursuant to the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain U.K. investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K. regulated subsidiaries of BNY

Mellon, are registered with the FSA and are offered for retail sale in the U.K.

Certain of BNY Mellon’s public finance activities are regulated by the Municipal Securities Rulemaking Board. BNY Mellon Bank and certain of BNY Mellon’s other subsidiaries are registered with the Commodity Futures Trading Commission (the “CFTC”) as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

BNY Mellon is a legal entity separate and distinct from its bank and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our bank and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by our subsidiaries or of trust-preferred securities issued by a trust or to pay dividends on our own equity securities. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first four paragraphs of Note 21 of Notes to Financial Statements in the Annual Report, which paragraphs are incorporated herein by reference. If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC, the Federal Reserve Board and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository

THE BANK OF NEW YORK MELLON  5

PART I (continued)

institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

The ability of BNY Mellon’s bank subsidiaries to pay dividends to BNY Mellon may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, BNY Mellon’s right to participate in the assets or earnings of a subsidiary are subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of BNY Mellon and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of BNY Mellon or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to BNY Mellon and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. In addition, certain transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the institution, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The OCC has authority under the Financial Institutions Supervisory Act to prohibit national banks from engaging in any activity which, in the OCC’s opinion, constitutes an unsafe or unsound practice in conducting their businesses. The Federal Reserve Board has similar authority with respect to BNY Mellon and our non-bank subsidiaries. In addition, the NYSBD also has similar authority with respect to our New York chartered banks, including The Bank of New York.

Deposit Insurance

Substantially all deposits of our bank subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Effective Jan. 1, 2007, the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from $.05 per $100 of domestic deposits in the lowest risk category to $.43 per $100 of domestic deposits for banks in the highest risk category. For 2007, our bank subsidiaries were assessed approximately 5 basis points (that is, one one-hundredth of 1%) per $100 of domestic deposits. An FDIC credit available to our bank subsidiaries for prior contributions offset the entire assessment for 2007 and will offset some of the assessment for 2008 and 2009. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized or otherwise disposed of.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2007 was $0.0114 per $100 of domestic deposits and remains $0.0114 for the first quarter of 2008.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

6  THE BANK OF NEW YORK MELLON

PART I (continued)

Liability of Commonly Controlled Institutions and Related Matters

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by BNY Mellon being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by BNY Mellon. Also, under the BHC Act and Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to each of our bank subsidiaries and to commit resources to support each such bank in circumstances where such bank might not be in a financial position to support itself.

Any capital loans by a bank holding company to any of its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such bank subsidiaries. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

In addition, under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Regulatory Capital

The Federal Reserve Board and the OCC have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers.

“Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) for bank holding companies but not banks, a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of cumulative perpetual preferred stock, trust-preferred securities and other so-called “restricted core capital elements.” “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The risk-based capital guidelines include capital charges for equity investments in nonfinancial companies. The guidelines require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of Tier I capital. With certain exceptions, including investments grandfathered under the guidelines, the guidelines require that BNY Mellon and its bank subsidiaries deduct from Tier I capital the appropriate percentage set out below:

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a Percentage of Tier I Capital	Required Deduction From Tier I Capital as a Percentage of the Carrying Value of the Investments
<15%	8%
≥15% but <25	12%
≥25%	25%

The risk-based capital requirements identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. In addition, the risk-based capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital guidelines require banking organizations with large trading activities to maintain capital for market risk in an amount

THE BANK OF NEW YORK MELLON  7

PART I (continued)

calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators.

Under the risk-based capital guidelines applicable to BNY Mellon and its domestic bank subsidiaries, the required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2007, BNY Mellon’s Total capital and Tier I capital to risk-adjusted assets ratios were 13.25% and 9.32%, respectively.

The U.S. federal bank regulatory agencies’ risk capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued, in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as the New Accord (“New Accord” or “Basel II”) that would set capital requirements for operational risk and refine the existing capital requirements for credit risk.

In the United States, U.S. regulators are mandating the adoption of the New Accord for “core” banks. The Bank of New York Mellon is a “core” bank. The only approach available to “core” banks is the Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk. The U.S. regulatory agencies published, on Dec. 7, 2007, the U.S. Basel II final rule in the Federal Register. The final rule becomes effective April 1, 2008. Under the final rule, 2008 is the first possible year for a bank to begin its parallel run and 2009 is the first possible year for a bank to begin its first of three transitional floor periods.

In the U.S., we are currently working towards implementing Basel II, A-IRB and AMA approaches within the required deadlines. We began implementing the Basel II standardized approach at our foreign subsidiaries as of Jan. 1, 2008. We maintain an active dialogue with U.S. and international regulatory jurisdictions to facilitate a smooth Basel II implementation process.

We believe Basel II will not constrain our current business practices and that using the advanced approaches, given our portfolio, could result in a reduction of risk-weighted assets notwithstanding the leverage ratio requirement.

The Federal Reserve Board requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At Dec. 31, 2007, our leverage ratio was 6.53%.

The Federal Reserve Board’s capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the Federal Reserve Board will consider a “tangible Tier I leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization’s Tier I capital (excluding intangibles) to total assets (excluding intangibles).

Prompt Corrective Action

The FDI Act requires federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The FDI Act identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies provide that an institution is deemed to be “well capitalized” if the banking institution has a Total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; “adequately capitalized” if the institution

8  THE BANK OF NEW YORK MELLON

PART I (continued)

has a Total risk-based capital ratio of 8.0% or greater, a Tier I risk-based capital ratio of 4.0% or greater, and a Leverage ratio of 4.0% or greater (or a Leverage ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines), and the institution does not meet the definition of a well capitalized institution; “undercapitalized” if the institution has a Total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Leverage ratio that is less than 4.0% (or a Leverage ratio that is less than 3.0% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; “significantly undercapitalized” if the institution has a Total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0% and the institution does not meet the definition of a critically undercapitalized institution; and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2007, all of our bank subsidiaries were well capitalized based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not constitute an accurate representation of the bank’s overall financial condition or prospects.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category

(but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The U.S. Treasury Department has proposed and, in some cases, issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as BNY Mellon’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by our subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Depositor Preference Statute

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

THE BANK OF NEW YORK MELLON  9

PART I (continued)

Privacy

The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including BNY Mellon, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes.

Community Reinvestment Act

The Community Reinvestment Act requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should BNY Mellon or its bank subsidiaries fail to adequately serve these communities, potential penalties could be imposed, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

Acquisitions

Federal and state laws impose approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act, and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by BNY Mellon may be subject to informal approval by the Federal Reserve Bank of New York or other regulatory authority.

Competition

The Bank of New York Mellon and its subsidiaries are subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing and Execution and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer and capture services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over The Bank of New York Mellon and its subsidiaries in certain respects.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A, “Risk Factors – Competition” below, which is incorporated into this Item by reference.

Employees

At Dec. 31, 2007, The Bank of New York Mellon and its subsidiaries had approximately 42,100 employees.

10  THE BANK OF NEW YORK MELLON

PART I (continued)

Statistical Disclosures by Bank Holding

Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together “Guide 3”) require that the following statistical disclosures be made in annual reports on Form 10-K filed by bank holding companies.

I.	Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential Information required by this section of Guide 3 is presented in the Annual Report in “Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates” and in “Supplemental information - Rate/Volume Analysis.” Required information is also presented in “Net Interest Revenue”, which portions are incorporated herein by reference.

II.    Securities Portfolio

A.    Carrying Values of Securities

Information required by this section of Guide 3 is presented in the Annual Report in Note 7 of Notes to Consolidated Financial Statements, which note is incorporated herein by reference.

B.    Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Annual Report in the “Investment Securities” section and in Note 7 of Notes to Consolidated Financial Statements, which are incorporated herein by reference.

III.    Loan Portfolio

A.    Types of Loans

Information required by this section of Guide 3 is presented in the “Loans” section in the Annual Report. Further information is included in the “Risk Management” section in the Annual Report, which portions are incorporated herein by reference.

B.    Risk Elements

Information required by this section of Guide 3 is included in the “Risk Management” section in the Annual Report, which portions are incorporated herein by reference.

IV.    Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Asset Quality and Allowance for Credit Losses” section, which is incorporated herein by reference, and below.

When losses on specific loans are identified, management charges off the portion deemed uncollectible. The allocation of the reserve for credit losses is presented in the “Asset Quality and Allowance for Credit Losses” section in the Annual Report, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management's judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report “Credit Risk” section, the “Asset Quality and Allowance for Credit Losses” section, in “Critical Accounting Estimates,” in Note 1 of Notes to Consolidated Financial Statements under “Reserve for Loan Losses and Reserve for Unfunded Commitments”, and in Note 8, which portions are incorporated herein by reference.

V.    Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in “Deposits” and in the “Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates”, which are incorporated herein by reference.

VI.    Return on Equity and Assets

Information required by this section of Guide 3 is set forth in the Annual Report in “Financial Summary”, which portions are incorporated herein by reference.

VII.    Short-Term Borrowings

Information required by this section of Guide 3 is set forth in the Annual Report in “Other Borrowings”, which is incorporated herein by reference.

VIII.    Replacement Capital Covenant

On Sept. 19, 2006, Mellon entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon of £200,050,000 aggregate principal amount of

THE BANK OF NEW YORK MELLON  11

PART I (continued)

Mellon’s 6.369% junior subordinated debentures (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of £200,000,000 aggregate principal amount of the Trust’s 6.369% preferred securities (the “Preferred Securities”). We refer to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “Securities.” Pursuant to the merger, BNY Mellon assumed Mellon’s obligations under the RCC.

BNY Mellon agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	BNY Mellon and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exceptions, unless
•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies, and
•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received during the six months prior to delivery of notice of such repayment or redemption or the date of such repurchase from issuance of other securities specified in the RCC that, generally described, based on current standards are expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the Securities at the time of such repayment, redemption or repurchase; and

•

BNY Mellon will not pay any interest that has been deferred on the Junior Subordinated Debt Securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the RCC, subject to certain limitations, and BNY Mellon will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

The series of long-term indebtedness for borrowed money that is the Covered Debt under the RCC as of the date of this annual report on Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have Cusip No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date of such series, (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date, and (iii) if such series meets the other eligibility requirements set forth in the RCC for Covered Debt but is not subordinated debt, then the date (if any) on which BNY Mellon issues a series of long term indebtedness for money borrowed that meets the eligibility requirements of the RCC but is subordinated debt. The RCC includes provisions under which a new series of BNY Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the RCC.

The full text of the RCC is available as Exhibit 99.1 to Mellon’s current report on Form 8-K dated Sept. 20, 2006. The description of the RCC set forth above is qualified by reference to its full text.

On June 19, 2007, Mellon entered into a Replacement Capital Covenant (the “2007 RCC”) in connection with the issuance by Mellon of $500,100,000 aggregate principal amount of Mellon’s 6.044% Junior Subordinated Notes (the “Junior Notes”) to Mellon Capital IV (the “2007 Trust”) and the issuance by the 2007 Trust of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate. Pursuant to the merger, BNY Mellon assumed Mellon’s obligation under the 2007 RCC.

12  THE BANK OF NEW YORK MELLON

PART I (continued)

BNY Mellon agreed in the 2007 RCC for the benefit of persons who buy, hold, or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the 2007 RCC, that on or before the “Stock Purchase Date”, as defined in the 2007 RCC (anticipated to be June 20, 2012), with respect to the Junior Notes, and on or before a date ten years after the Stock Purchase Date, with respect to the PCS or Preferred Stock issuable pursuant to the terms of the PCS (collectively, the Junior Notes, PCS and Preferred Stock are referred to as the “2007 Securities”):

•	BNY Mellon and its subsidiaries will not redeem or repurchase any of the 2007 Securities with limited exceptions, unless
•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies and
•

the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received during the 180 days prior to delivery of notice of such redemption or repurchase from issuance of common stock or other securities specified in the 2007 RCC that, generally described, based on current standards, are expected to receive equity credit at the time of issuance equal to or greater than the equity credit attributed to the 2007 Securities at the time of such redemption or repayment.

The series of long-term indebtedness for borrowed money that is the Covered Debt under the 2007 RCC as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have Cusip No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date or the defeasance of such series; (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date; and (iii) if such series meets the other eligibility requirements set forth in the 2007

RCC for Covered Debt but is not subordinated debt, then the date (if any) on which BNY Mellon issues a series of long-term indebtedness for money borrowed that meets the eligibility requirements of the 2007 RCC but is subordinated debt. The 2007 RCC includes provisions under which a new series of BNY Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the 2007 RCC.

The full text of the 2007 RCC is available as Exhibit 99.1 to Mellon’s current report on Form 8-K dated June 20, 2007. The description of the 2007 RCC set forth above is qualified by reference to its full text.

ITEM 1A.  RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this or other of our reports filed or furnished with the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this report. See “Forward-Looking Statements.”

Business Combination Risks

We may not realize the expected financial benefits from the merger between The Bank of New York Co. and Mellon.

We conduct the combined businesses previously conducted by The Bank of New York Co. and Mellon. These businesses were combined in a merger which was consummated on July 1, 2007. Achieving the expected benefits of the combination of these businesses will require us to retain clients of both of the predecessor businesses, retain key employees of both of the predecessor businesses and capitalize upon certain revenue synergies. Failure to accomplish these goals could adversely affect our business. In addition, the success of the combination of these businesses will depend in part

THE BANK OF NEW YORK MELLON  13

PART I (continued)

on our ability to realize certain cost savings. If we are not able to do so, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. It is possible that the processes of integration of the predecessor businesses could result in the loss of key employees, the disruption of the predecessor businesses or inconsistencies in technologies, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients and employees or our ability to achieve the anticipated benefits of the business combination and could reduce our earnings. The integration of the predecessor businesses will require a significant commitment of time and resources by our management and other personnel, which could divert the attention of management from other tasks.

We may not realize the expected financial benefits from the acquisition of the corporate trust business of JP Morgan Chase & Co. (the “Acquired Corporate Trust Business”).

We purchased the Acquired Corporate Trust Business on October 1, 2006. Achieving the expected benefits of this acquisition will require us to retain a substantial portion of the Acquired Corporate Trust Business’s client base, increase the revenue growth rate of the Acquired Corporate Trust Business, retain key employees of the Acquired Corporate Trust Business and realize certain anticipated cost savings. If we are unable to integrate the Acquired Corporate Trust Business successfully, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we expect from the acquisition.

Other acquisitions also pose integration risks.

From time to time, to achieve our strategic objectives, we have acquired or invested in other companies or businesses, and may do so in the future. Each of these poses integration challenges similar to those described above. We cannot assure you that we will realize, when anticipated or at all, the positive benefits expected as a result of our acquisitions or that any businesses acquired will be successfully integrated.

Risks Related to Our Business

Global Trends—Our business could be adversely affected if current global trends do not continue or if global business and economic conditions weaken.

Our businesses benefit from certain global trends, such as the growth of financial assets, creation of new securities, financial services industry consolidation, rapid technological change, globalization of investment activities, structural changes to financial markets including consolidation, shortened settlement cycles, straight-through processing requirements, and increased demand for outsourcing. We believe that these long-term trends all tend to increase the demand for our products and services around the world. If these trends do not continue, we may lose customers or lose revenue associated with products that may no longer be in demand which may adversely affect our revenue growth.

We expect that our businesses will benefit from worldwide pension reform that creates additional pools of assets that use custody and related services and investment management services. If the pace of pension reform and resulting programs, including growth of public and private pension plans, slows down or if substantial pension reform does not occur, particularly in markets in which we are active, then our revenue growth may be adversely affected.

In addition, unexpected sustained weakness in business and economic conditions in any or all of the domestic or international financial markets in which we conduct our business could have one or more of the following effects:

•	negative trends in savings rates or in individuals’ investment preferences causing customers to become risk adverse could result in decreased demand for investment products or services that we offer;
•	slowed or halted inflows to pension plans could decrease demand for custody and related services and investment management services;
•	lower credit quality of our clients could result in increased credit costs and higher provision for credit losses;
•	credit deterioration in investment securities held by us, rating agency downgrades for such securities or other market factors could result in us having to recognize a non-temporary

14  THE BANK OF NEW YORK MELLON

PART I (continued)

impairment in the value of such investment securities, with a corresponding charge against earnings; and
•

disruptions in the fixed-income markets could result in a loss of liquidity for an asset-backed commercial paper conduit with which we have a liquidity facility, which could result in such facility being drawn upon.

Competition—We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

Many businesses in which we operate are intensely competitive around the world. Other domestic and international banks and financial service companies such as trading firms, broker dealers, investment banks, specialized processing companies, outsourcing companies, data processing companies and asset managers aggressively compete with us for fee-based business. We also face competition from both unregulated and regulated financial services organizations such as mutual funds, insurance companies, credit unions, money market funds and investment counseling firms, whose products and services span the local, national and global markets in which we conduct operations. In addition, insurance companies, investment counseling firms, brokerage houses and other business firms and individuals offer active competition for personal trust services and investment counseling services.

Pricing pressures, as a result of the ability of competitors to offer comparable or improved products or services at a lower price and customer pricing reviews, may result in a reduction in the price we can charge for our products and services which would likely negatively affect our ability to maintain or increase our profitability.

Our internal strategies and forecasts assume a growing client base and increasing client usage of our services. A decline in the pace at which we attract new clients and a decline of the pace at which existing and new clients use additional services and assign additional assets to us for management or custody would adversely affect our future results of operations. A decline in the rate at which our clients outsource functions, such as their internal accounting activities, would also adversely affect our results of operations.

Our ability to successfully compete for business depends in part on our ability to develop and market new and innovative services, and to adopt or develop new technologies that differentiate our products or provide cost efficiencies. Rapid technological change in the financial services industry, together with competitive pressures, require us to make significant and ongoing investments to bring new services to market in a timely fashion at competitive prices. We cannot provide any assurance that our technology spending will achieve gains in competitiveness or profitability, and the costs we incur in product development could be substantial. Accordingly, we could incur substantial development costs without achieving corresponding gains in profitability.

Dependence on fee-based business—We are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by a slowing in capital market activity, significant declines in market values or negative trends in savings rates or in individual investment preferences.

Our principal operational focus is on fee-based business, as distinct from commercial banking institutions that earn most of their revenues from traditional interest-generating products and services. We have redeployed our assets away from traditional retail banking to concentrate our resources further on fee-based businesses, including cash management, custody, mutual fund services, unit investment trusts, corporate trust, depositary receipts, stock transfer, securities execution and clearance, collateral management, and asset management.

Fees for many of our products and services are based on the volume of transactions processed, the market value of assets managed and administered, securities lending volume and spreads, and fees for other services rendered. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all affect the level of our revenues.

Asset-based fees are typically determined on a sliding scale so that, as the value of a client portfolio grows, we receive a smaller percentage of the increasing value as fee income. This is particularly important to our asset management, global funds services and global custody businesses. Significant declines in the values of capital assets would reduce

THE BANK OF NEW YORK MELLON  15

PART I (continued)

the market value of some of the assets that we manage and administer and result in a corresponding decrease in the amount of fees we receive and therefore would have an adverse effect on our results of operations. Similarly, significant declines in the volume of capital markets activity would reduce the number of transactions we process and the amount of securities lending we do and therefore would also have an adverse effect on our results of operations. Our business generally benefits when individuals invest their savings in mutual funds and other collective funds, in defined benefit plans, unit investment trusts or exchange traded funds. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to less investment in mutual funds, other collective funds and defined contribution plans, our revenues could be adversely affected.

Our fee-based revenues could be adversely affected by a stable exchange-rate environment or decreased cross-border investing activity.

The degree of volatility in foreign exchange rates can affect the amount of our foreign exchange trading revenue. Most of our foreign exchange revenue is derived from our securities servicing client base. Activity levels and spreads are generally higher when there is more volatility. Accordingly, we benefit from currency volatility and our foreign exchange revenue is likely to decrease during times of decreased currency volatility.

Our future revenue may increase or decrease depending upon the extent of increases or decreases in cross-border or other investments made by our clients. Economic and political uncertainties resulting from terrorist attacks, military actions or other events, including changes in laws or regulations governing cross-border transactions, such as currency controls, could result in decreased cross-border investment activity. Decreased cross-border investing could lead to decreased demand for investor services that we provide.

The trend towards use of electronic trade networks instead of traditional modes of exchange may result in unfavorable pressure on our foreign exchange business which could adversely impact our foreign exchange revenue.

Our ability to retain existing business and obtain new business is dependent on our consistent execution of the fee-based services we perform.

We provide custody, accounting, daily pricing and administration, master trust and master custody, investment management, trustee and recordkeeping, foreign exchange, securities lending, securities execution and clearance, correspondent clearing, stock transfer, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by us in a custodial or fiduciary capacity and are not included in our assets. If we fail to perform these services in a manner consistent with our fiduciary, custodial and other obligations, existing and potential clients may lose confidence in our ability to properly perform these services and our business may be adversely affected. In addition, any such failure may result in contingent liabilities that could have an adverse effect on our financial condition or losses that could have an adverse effect on our results of operations.

Interest Rate Environment—Our revenues and profits are sensitive to changes in interest rates.

Our net interest income and cash flows are sensitive to interest rate changes, changes in valuations in the debt or equity markets and changes in customer credit quality, over which we have no control. Our net interest income is the difference between the interest income earned on our interest-earning assets, such as the loans we make and the securities we hold in our investment portfolio, and the interest expense incurred on our interest-bearing liabilities, such as deposits and borrowed money. We also earn net interest income on interest-free funds we hold.

As a result of changes in interest rates, we may experience one or more of the following effects:

•	changes in net interest income depending on our balance sheet position at the time of change. See discussion under “Asset/Liability Management” elsewhere in this report;
•	reduced credit demand due to sustained higher interest rates;
•

an increased number of delinquencies, bankruptcies or defaults and more nonperforming assets and net charge-offs as a result of abrupt increases in interest rates, including with respect to financial guaranty monoline insurers as to which we have credit exposure;

•	increased borrowing costs and reduced access to the capital markets caused by unfavorable financial conditions;

16  THE BANK OF NEW YORK MELLON

PART I (continued)

•	sustained lower interest rates, which may reduce the spread we earn on deposits;
•	a decline in the value of our fixed-income investment portfolio as a result of increasing interest rates; and
•	decreased fee-based revenues due to a slowing of capital market activity or significant declines in market value.

A more detailed discussion of the interest rate and market risks we face is contained in the Risk Management section of the Annual Report.

Capital Adequacy—We are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, BNY Mellon and our subsidiary banks and broker-dealers must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If BNY Mellon, its subsidiary banks, or broker-dealers failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. The regulatory accords on international banking institutions to be reached by the Basel Committee on Banking Supervision and implemented by the Federal Reserve may require us and our subsidiary banks to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, the regulatory accords or implementing regulations. Failure by our principal subsidiary banks and broker-dealer subsidiaries to maintain their status as “well capitalized” and “well managed,” if unremedied over a period of time, would cause us to lose our status as a financial holding company and could affect the confidence of clients in us, thus also compromising our competitive position. Financial holding companies are permitted to engage in a wide range of financial activities, insurance, merchant banking and real estate investment that are not permissible for other bank holding companies and are also eligible for a streamlined review process for proposed acquisitions. See “Supervision and Regulation” above and “Capital—Capital Framework” and “Capital—Capital Adequacy” in the Annual Report, which portions of the Annual Report are incorporated herein by reference.

Access to Capital Markets—If our ability to access the capital markets is diminished, our business may be adversely affected.

Our business is dependent in part on our ability to access successfully the capital markets on a regular basis. We rely on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from our consolidated operations. Events or circumstances, such as rising interest rates, market disruptions or an adverse change in our credit ratings, or loss of confidence of debt purchasers or counterparties in us or in the funds markets, could limit our access to capital markets, increase our cost of borrowing, adversely affect our liquidity, or impair our ability to execute our business plan.

We are subject to extensive government regulation and supervision, including regulation and supervision by non-U.S. jurisdictions.

We operate in a highly regulated environment, being subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Although we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Supervision and Regulation” above. Some of the governmental authorities which may assert jurisdictional regulatory authority over us are located in and operate under jurisdictions outside the United States. Such jurisdictions may utilize legal principles and systems that differ materially from those encountered in the United States. Among other things, litigation in foreign jurisdictions may be

THE BANK OF NEW YORK MELLON  17

PART I (continued)

decided much more quickly than in the U.S., trials may not involve testimony of witnesses who are in the courtroom and subject to cross-examination, and trials may be based solely on submission of written materials. These factors can make issues of regulatory compliance and legal proceedings more difficult to assess.

Monetary and Other Governmental Policies—Our business is influenced by monetary and other governmental policies.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact our profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into our businesses. The cost of geographically diversifying and maintaining our facilities to comply with regulatory mandates necessarily results in additional costs. See “Supervision and Regulation” above.

Operational Risk—We are exposed to operational risk as a result of providing certain services, which could adversely affect our results of operations.

We are exposed to operational risk as a result of providing various fee-based services including certain securities servicing, global payment services, private banking and asset management services. Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the corporation or business interruption due to system failures or other events. We regularly assess and monitor operational risk in our business and provide for disaster and business recovery planning, including geographical diversification of our facilities; however, the occurrence of various events, including unforeseeable and unpreventable events such as hurricanes or other natural disasters, could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and negatively impact our results of operations. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulatory requirements which could have an adverse effect on our reputation. See “Risk Management” in the Annual Report, which portion of the Annual Report is incorporated herein by reference.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies, procedures and technical safeguards designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. See “Risk Management” in the Annual Report, which portion of the Annual Report is incorporated herein by reference.

18  THE BANK OF NEW YORK MELLON

PART I (continued)

Technology—We depend on technology and our intellectual property; if third parties misappropriate our intellectual property, our business may be adversely affected.

We are dependent on technology because many of our products and services involve processing large volumes of data. Our technology platforms must therefore provide global capabilities and scale. Rapid technological changes require significant and ongoing investments in technology to develop competitive new products and services or adopt new technologies. Technological advances which result in lower transaction costs may adversely impact our revenues. In addition, unsuccessful implementation of technological upgrades and new products may adversely impact our ability to service and retain customers.

Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will necessitate ongoing changes to our business and operations and will likely require additional investment in technology. Our financial performance depends in part on our ability to develop and market new and innovative services, to adopt or develop new technologies that differentiate our products or provide cost efficiencies and to deliver these products and services to the market at a competitive price.

We use trademark, trade secret, copyright and other proprietary rights and procedures to protect our intellectual property and technology resources. Despite our efforts, we cannot be certain that the steps we take to prevent unauthorized use of our proprietary rights are sufficient to prevent misappropriation of our technology, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, we cannot be sure that courts will adequately enforce contractual arrangements we have entered into to protect our proprietary technologies. If any of our proprietary information were misappropriated by or otherwise disclosed to our competitors, our competitive position could be adversely affected. We may incur substantial costs to defend ownership of our intellectual property or to replace misappropriated proprietary technology. If a third party were to assert a claim of infringement of our proprietary rights, obtained through patents or otherwise, against us with respect to one or more of our methods of doing business or conducting our operations, we could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.

Acts of Terrorism—Acts of terrorism may have a negative impact on our business.

Acts of terrorism could have a significant impact on our business and operations. While we have in place business continuity and disaster recovery plans, acts of terrorism could still damage our facilities and disrupt or delay normal operations, and have a similar impact on our clients, suppliers, and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of our products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The war in Iraq, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on us in ways that we are necessarily unable to predict.

Reputational and Legal Risk—Our business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally.

Adverse publicity and damage to our reputation arising from our failure or perceived failure to comply with legal and regulatory requirements, actions of errant employees, financial reporting irregularities involving ourselves or other large and well known companies, increasing regulatory scrutiny of “know your customer,” anti-money laundering and anti-terrorist procedures and their effectiveness, regulatory investigations of the mutual fund industry, including mutual funds advised by us, and litigation that arises from the failure or perceived failure of us to comply with compliance policies and procedures, could result in increased regulatory supervision, affect our ability to attract and retain customers or maintain access to the capital markets, result in suits, enforcement actions, fines and penalties or have adverse effects on us in ways that are not predictable. Investigations by various federal and state regulatory agencies, the Department of Justice and state attorneys general,

THE BANK OF NEW YORK MELLON  19

PART I (continued)

and any related litigation, could have an adverse effect on investment activity generally and on us. Such investigations also may be initiated by, and other compliance requirements may be asserted by, jurisdictions outside the United States, utilizing legal principles and systems that differ materially from those encountered in the United States. See Item 3 of this Form 10-K.

On Nov. 7, 2005, one of our principal banking subsidiaries, The Bank of New York, entered into a Non-Prosecution Agreement with the United States Attorney’s Offices for the Eastern and Southern districts of New York, which imposed a number of remedial steps and programs in connection with The Bank of New York’s anti-money laundering program. The agreement outlines a series of steps to strengthen and enhance The Bank of New York’s compliance practices, systems, controls and procedures and remains in effect for three years unless earlier terminated by the U.S. Attorney’s Offices. Failure to comply with the agreement could result in criminal prosecution for participation in alleged fraudulent activities and money laundering activities in 2002 and previously (in the case of the alleged fraudulent activities) and 1999 and previously (in the case of the alleged money laundering activities). Such prosecution could have a material adverse effect on our business, financial condition and results of operations.

On April 21, 2006, The Bank of New York entered into a formal written agreement with the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls in connection with The Bank of New York’s anti-money laundering program. The agreement outlines a series of steps to strengthen and enhance The Bank of New York’s compliance practices, systems, controls and procedures and remains in effect until terminated by the banking regulators. Failure to comply with the agreement could result in sanctions, money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations.

On Aug. 17, 2006, one of our principal banking subsidiaries, Mellon Bank, N.A. (“Mellon Bank”), entered into a settlement agreement with the United States Attorney for the Western District of Pennsylvania relating to an April 2001 incident in Mellon Bank’s Pittsburgh IRS Processing Unit. Under the terms of the settlement, Mellon Bank agreed to have an independent third party monitor compliance with the terms of the agreement for a three-year period. No monetary penalties or fines were imposed by the agreement although Mellon Bank reimbursed the federal government for $30 thousand of costs incurred by an outside vendor. If Mellon Bank complies with the terms of the agreement, the U.S. Attorney will not prosecute Mellon Bank. The agreement should not impair Mellon Bank’s ability to serve as a long-standing government contractor.

Our subsidiaries are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers of our subsidiaries may make claims and take legal action pertaining to performance of fiduciary responsibilities. Whether customer claims and legal action related to the subsidiary’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the subsidiary they may result in material financial liability and materially impair the market perception of us and our products. In addition, in the performance of fiduciary duties or other contractual responsibilities, our subsidiaries may be required to withhold applicable taxes on income distributions to foreign and domestic persons. In the event such withholding was to be determined to have not been conducted in a manner supported by appropriate documentation, we could be subject to liability.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible.

20  THE BANK OF NEW YORK MELLON

PART I (continued)

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Tax Laws and Regulations—Tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

The U.S. Treasury Department and Internal Revenue Service (“IRS”) have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes. The IRS has challenged certain types of structured transactions including leasing investments referred to as LILOs, in which we engaged prior to mid-1999, and SILOs, in which we engaged prior to 2004. See Note 24 of Notes to the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference.

We have also entered into investments that produce synthetic fuel from coal by-products. Section 29 of the Internal Revenue Code provides a tax credit for these types of transactions. The amount of the credit is dependent on the amount of synthetic fuel produced by these investments. The tax credits available under Section 29 of the Internal Revenue Code for the production and sale of synthetic fuel produced in any given year are phased out if the reference price of a barrel of oil for that year rises above a specified, inflation-adjusted price range.

To manage the exposure to oil prices in 2007, we entered into an oil-related option contract in January 2007. The synthetic fuel credit program terminated at the end of 2007. See the “Income Taxes” section in the Annual Report, which section is incorporated herein by reference.

We believe we have adequate tax reserves to cover the potential tax exposures the IRS is likely to assess. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because we cannot necessarily accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect us or our business.

Going forward, we anticipate we will have fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited us in the past. This may adversely impact our net interest income and effective tax rate. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on our net income.

Accounting Principles—Changes in accounting standards could have a material impact on our financial statements.

From time to time, the Financial Accounting Standards Board, the SEC, and bank regulators change the financial accounting and reporting standards governing the preparation of our financial statements. These changes are very difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data, although, in certain instances, these changes may not have an economic impact on our business. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

Credit Reserves—We could incur income statement charges if our reserves for credit losses, including loan reserves, are inadequate.

We have credit exposure to the airline, automotive, and telecommunications industries, to monoline financial guaranty insurers, and to many other industries. We cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, our revenues and profitability are adversely affected when our borrowers default in whole or in part on their loan obligations to us. We rely on our business experience to estimate future defaults, which we use to create loan loss reserves against our loan portfolio. We cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for

THE BANK OF NEW YORK MELLON  21

PART I (continued)

credit losses, including loan reserves, are not

sufficient, we would be required to record a larger loan reserve against current earnings.

Holding Company—We are a holding company, and as a result, are dependent on dividends from our subsidiaries, including our subsidiary banks, to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders.

We are a non-operating holding company, whose principal assets and sources of income are our principal bank subsidiaries - The Bank of New York and Mellon Bank, N.A. - and our other subsidiaries. We are a legal entity separate and distinct from our bank and other subsidiaries and, therefore, we rely primarily on dividends from these banking and other subsidiaries to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders, to the extent declared by our board of directors. There are various legal limitations on the extent to which these banking and other subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise) and certain of our affiliates. Although we maintain cash positions for liquidity at the holding company level, if these banking subsidiaries or other of our subsidiaries were unable to supply us with cash over time, we could be unable to meet our obligations, including our obligations with respect to our debt securities, or declare or pay dividends in respect of our capital stock. See “Supervision and Regulation” above and “Liquidity and Dividends” and “Capital—Capital Framework” in the Annual Report, which portions are incorporated herein by reference.

Because we are a holding company, our rights and the rights of our creditors, including the holders of our debt securities, to a share of the assets of any subsidiary upon the liquidation or recapitalization of the subsidiary will be subject to the prior claims of the subsidiary’s creditors (including, in the case of the banking subsidiaries, their depositors), except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary. The rights of holders of our debt securities to benefit from those distributions will also be junior to those prior claims. Consequently, our debt securities will be effectively subordinated to all existing and future liabilities of our subsidiaries. A holder of our debt securities should look only to our assets for payments in respect of those debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2007:

New York City principal properties

We own a 49-story office building located at One Wall Street that serves as our executive headquarters. We also own our 23-story operations center building located at 101 Barclay Street, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 372,000 square feet of space in an office building located at 200 Park Avenue and approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn.

The New York City properties are utilized by all of our business segments.

Pittsburgh principal properties

We lease under a long-term, triple net lease the entire 54-story office building known as One Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street.

The Pittsburgh properties are utilized by all of our business segments.

Boston area principal properties

We lease approximately 362,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts.

22  THE BANK OF NEW YORK MELLON

PART I (continued)

The Boston properties are utilized by all of our business segments other than Issuer Services and Clearing and Execution Services.

New Jersey principal properties

We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, Jersey City, New Jersey and approximately 260,000 square feet of space in an office building located at Newport Office Center VII, 480 Washington Boulevard, Jersey City, New Jersey.

The New Jersey properties are primarily utilized by our Issuer Services and Clearing and Execution Services business segments.

United Kingdom Properties

We have a number of leased office locations in London (including approximately 234,000 square feet of space at Mellon Financial Centre at 160-162 Queen Victoria Street and approximately 159,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood, Liverpool, Swindon and Edinburgh.

The UK properties are utilized by all of our business segments.

Other properties

We also lease (and in a few instances own) office space and other facilities at numerous other locations both within and outside of the U.S., including properties located in New York, New Jersey, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Georgia, Washington, Colorado, the mid-south region of the U.S.; Brussels, Belgium; Dublin and Cork in Ireland; Luxembourg; Germany; Chennai and Pune in India; Singapore; Hong Kong and Shanghai in China, and Tokyo, Japan.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, the Company cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that enforceable judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of the Company, although they could have a material effect on net income for a given period. The Company intends to defend itself vigorously against all of the claims asserted in these legal actions.

As previously disclosed in the Company’s Form 8-K dated May 17, 2007, the Federal Customs Service of the Russian Federation is pursuing a claim against The Bank of New York (“BNY”), a subsidiary of the Company. The claim is based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of the Company’s Non-Prosecution Agreement described in Item 1A., “Risk Factors” above, and alleges violations of U.S. law by failing to supervise and monitor funds transfer activities at BNY. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were due to be paid by the customers of the bank’s clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

BNY has been defending itself vigorously in this matter and intends to continue to do so. BNY believes it has meritorious procedural and substantive defenses to the allegations in the Russian courts and also believes it has meritorious defenses to an attempted enforcement of a judgment outside the Russian Federation in countries in which BNY has material assets if a judgment were to be entered in this matter by the Russian courts.

In 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. The IRS continues to review these transactions and it is likely that some or all of the

THE BANK OF NEW YORK MELLON  23

PART I (continued)

credits will be challenged upon completion of the review.

On Oct. 9, 2007, we received a letter from the IRS informing us that the IRS is considering designating one such transaction for litigation. At this time, it is unknown if the transaction will ultimately be designated for litigation, but, if so designated, we are prepared to defend our position and we believe that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority existing at the time they were entered into.

BNY filed a proof of claim on January 18, 2008 in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at BNY. At the time of the bankruptcy, the cash and securities collateral for the loan were valued at over $600 million. The Chapter 11 Trustee for Sentinel recently indicated that he is prepared to file an adversary proceeding against BNY seeking to disallow BNY’s claim and asserting a claim for damages against BNY under a variety of theories including that BNY aided and abetted certain insiders of Sentinel in misappropriating customer assets and improperly using those assets as collateral for the loan. In January 2008 BNY learned that the Commodities Futures Trading Commission (the “CFTC”) opened an investigation that includes a review of Sentinel's relationship with BNY. While the timing and outcome of the bankruptcy is uncertain, the Company intends to vigorously pursue its claim.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, the U.S. Securities and Exchange Commission (“SEC”) is investigating the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004. Because the conduct at issue is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to this matter under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended Dec. 31, 2006, that the SEC was investigating the appropriateness of certain expenditures made in connection with marketing and distribution of the Hamilton Funds. The Company was informed by the SEC Staff on Sept. 11, 2007 that they had concluded their investigation and that no enforcement action was recommended.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended Dec. 31, 2006 that the SEC was investigating possible market-timing transactions cleared by Pershing LLC. The Company was informed by the SEC Staff orally that they had concluded their investigation and that no enforcement action was recommended.

As previously reported in a Current Report filed by Mellon on Form 8-K dated Sept. 30, 2005, Mellon Investor Services LLC (“MIS”) received a “Wells Notice” from the SEC relating to MIS’ disclosure practices to its transfer agency (issuer) clients during the period 2001 through late 2004 concerning the receipt of fees from a search firm that performs in-depth searches for “lost” shareholders. The Company was informed by the SEC Staff on Aug. 16, 2007 that they had concluded their investigation and that no enforcement action was recommended.

In connection with the acquired JPMorgan Chase corporate trust business, BNY was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, BNY identified certain inconsistencies in the supporting tax documentation and records transferred to BNY that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007 and the Company believes it will receive additional time to remediate the issues. The Company and JPMorgan Chase are attempting to resolve the information reporting and withholding issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, BNY is indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2007.

24  THE BANK OF NEW YORK MELLON

PART I (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of The Bank of New York Mellon is set forth on pages 29 through 31 of this Form 10-K and is incorporated in Part I by reference.

THE BANK OF NEW YORK MELLON  25

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in “Capital”, “Liquidity and Dividends”, “Selected Quarterly Data” and Note 21 of Notes to Consolidated Financial Statements which portions are incorporated herein by reference. The Bank of New York Mellon’s common stock is traded on the New York Stock Exchange under the trading symbol BK. BNY Capital IV 6.875% Preferred Trust Securities Series E (symbol BKPrE) and BNY Capital V 5.95% Preferred Trust Securities Series F (symbol BKPrF) are also listed on the New York Stock Exchange.

On November 23, 2007, BNY Mellon issued an aggregate of 818,164 shares of its common stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to a sophisticated purchaser, in settlement of BNY Mellon’s obligations in the amount of approximately $37.6 million under an agreement previously entered into with such entity by The Bank of New York Co., which was assumed by BNY Mellon pursuant to the merger of The Bank of New York Co. with and into BNY Mellon, under which The Bank of New York Co. purchased outstanding shares of its common stock from such entity. The shares were registered for resale by such entity.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the following portions of the Annual Report: “Financial Summary”, “Summary of Financial Results”, “ Net Interest Revenue—Consolidated Balance Sheet -- Average Balances and Interest Yields/Rates”, Note 1 of Notes to Consolidated Financial Statements, Note 3 of Notes to Consolidated Financial Statements and Note 5 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the following portions of the Annual Report: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in “Asset/liability management”, “Risk Management—Trading activities and risk management”, “Off-balance sheet arrangements”, Note 1 of Notes to Consolidated Financial Statements under “Derivative financial instruments” and Note 24 and Note 25 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 33 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Other Financial Data, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure

26  THE BANK OF NEW YORK MELLON

PART II (continued)

controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except changes resulting from the merger with Mellon being implemented to incorporate Mellon’s operations with The Bank of New York Co.’s systems of internal control.

Management Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 77 and 78 of the Annual Report, each of which is incorporated herein by reference.

THE BANK OF NEW YORK MELLON  27

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in The Bank of New York Mellon’s proxy statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) in the following sections: Election of Directors--Nominees for Election as Directors, Board Meetings and Board Committee Information--Audit and Examining Committee and -- Corporate Governance and Nominating Committee and Director Nominations, Corporate Governance Matters, Executive Compensation--Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table--Employment Agreements and Section 16(a) Beneficial Ownership Reporting Compliance, each of which sections is incorporated herein by reference, and in the “Executive Officers of the Registrant” section below.

CODE OF ETHICS

We have adopted a code of ethics which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer), as well as to directors of BNY Mellon. The Code of Conduct is posted on our website http://www.bnymellon.com under “Investor Relations, Corporate Governance, Ethics” and is also available in print, without charge, to any shareholder who requests it. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, NY, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) or our directors.

28  THE BANK OF NEW YORK MELLON

PART III (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of February 27, 2008, together with the offices held by each such person during the last five years, are listed below and on the following two pages. Each of the named persons was appointed as an executive officer of BNY Mellon effective July 1, 2007 in connection with the closing of the merger of The Bank of New York Co. and Mellon. All executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer.

	Age	Position	Year elected

Thomas A. Renyi	61	Executive Chairman	2007 (1)

Robert P. Kelly	53	Chief Executive Officer	2007 (2)

Gerald L. Hassell	56	President	2007 (3)

Steven G. Elliott	61	Senior Vice Chairman	2007 (4)

Donald R. Monks	59	Vice Chairman	2007 (5)

Bruce W. Van Saun	50	Vice Chairman and Chief Financial Officer	2007 (6)

Ronald P. O’Hanley	51	Vice Chairman	2007 (7)

David F. Lamere	47	Vice Chairman	2007 (8)

James P. Palermo	52	Vice Chairman	2007 (9)

Timothy F. Keaney	46	Senior Executive Vice President	2007 (10)

Thomas P. Gibbons	51	Senior Executive Vice President	2007 (11)

Richard F. Breuckner	58	Senior Executive Vice President	2007 (12)

Brian G. Rogan	50	Senior Executive Vice President	2007 (13)

Karen B. Peetz	52	Senior Executive Vice President	2007 (14)

Kurt D. Woetzel	53	Senior Executive Vice President	2007 (15)

Carl Krasik	63	Senior Executive Vice President and General Counsel	2007 (16)

Lisa B. Peters	50	Senior Executive Vice President	2007 (17)

Jonathan Little	43	Senior Executive Vice President	2007 (18)

Torry Berntsen	49	Senior Executive Vice President	2007 (19)

Michael K. Hughey	56	Controller	2007 (20)

THE BANK OF NEW YORK MELLON  29

PART III (continued)

(1)	Mr. Renyi also serves as the Executive Chairman of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Renyi served as Chairman and Chief Executive Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 2002.

(2)	Mr. Kelly also serves as the Chief Executive Officer of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Kelly served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. since February 2006. From prior to 2002 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation and its predecessor, First Union Corporation.

(3)	Mr. Hassell also serves as the President of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2002.

(4)	Mr. Elliott also serves as Senior Vice Chairman of Mellon Bank, N.A. Prior to the merger, Mr. Elliott served as Senior Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2002.

(5)	Mr. Monks also serves as Vice Chairman and Chief Administrative Officer of The Bank of New York and as Vice President of Mellon Bank, N.A. He served as Senior Executive Vice President from at least 2002 to 2005.

(6)	Mr. Van Saun also serves as the Chief Financial Officer of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Van Saun served as Vice Chairman of The Bank of New York Company, Inc. since November 2005. He served as Chief Financial Officer from at least 2002 to September 2006 of The Bank of New York Company, Inc. and The Bank of New York. He also served as Senior Executive Vice President of The Bank of New York Company, Inc. and The Bank of New York from at least 2002 to 2005.

(7)	Mr. O’Hanley also serves as Vice Chairman of Mellon Bank, N.A. and Vice President of The Bank of New York. Prior to the merger, Mr. O’Hanley served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2002.

(8)	Mr. Lamere also serves as Vice Chairman of Mellon Bank, N.A. and Vice President of The Bank of New York. Prior to the merger, Mr. Lamere served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2002.

(9)	Mr. Palermo also serves as Vice Chairman of Mellon Bank, N.A. and Vice President of The Bank of New York. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since 2002.

(10)	Mr. Keaney also serves as Senior Executive Vice President of The Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from October 2003 to May 2006 and as Managing Director from at least 2002 to October 2003.

(11)	Mr. Gibbons also serves as Senior Executive Vice President of the Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. since Sept. 2006. Prior to the merger, he also served as Senior Executive Vice President of The Bank of New York since April 2005 and as Chief Financial Officer from September 2006 until June 2007. He served as Executive Vice President of The Bank of New York from at least 2002 to 2005.

30  THE BANK OF NEW YORK MELLON

PART III (continued)

(12)	Mr. Breuckner also serves as Senior Executive Vice President of The Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Breuckner served as Senior Executive Vice President of The Bank of New York since May 2006 and as Chief Executive Officer of Pershing LLC since at least 2002.

(13)	Mr. Rogan also serves as Senior Executive Vice President of The Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since November 2005. He served as Executive Vice President from at least 2002 to 2005.

(14)	Ms. Peetz also serves as Senior Executive Vice President of the Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006. She served as Executive Vice President of The Bank of New York from June 2003 to May 2006 and as Senior Vice President from at least 2002 to June 2003.

(15)	Mr. Woetzel also serves as Senior Executive Vice President of the Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2002 to May 2006.

(16)	Mr. Krasik also serves as General Counsel and Assistant Secretary of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Krasik served as General Counsel and Secretary of Mellon Financial Corporation and General Counsel and Assistant Secretary of Mellon Bank, N.A. since July 2006. He served as Associate General Counsel and Secretary of Mellon Financial Corporation and Associate General Counsel and Assistant Secretary of Mellon Bank, N.A. from at least 2002 to July 2006.

(17)	Ms. Peters also serves as Executive Vice President of Mellon Bank, N.A. and Vice President of The Bank of New York. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2002.

(18)	Mr. Little also serves as Senior Vice President of Mellon Bank, N.A. and Vice President of The Bank of New York. Prior to the merger, Mr. Little served as Senior Vice President of Mellon Bank, N.A., as President of Mellon International Investment Corporation since at least 2002 and has been Chairman of The Dreyfus Corporation since December 2006.

(19)	Mr. Berntsen also serves as Senior Executive Vice President of The Bank of New York and Vice President of Mellon Bank, N.A. Prior to the merger, Mr. Berntsen served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from April 2004 to May 2006, as President of BNY Capital Markets, Inc. from January 2003 to April 2004, and as Managing Director of BNY Capital Markets, Inc. from at least 2002 to January 2003.

(20)	Mr. Hughey also serves as the Controller of The Bank of New York and Mellon Bank, N.A. Prior to the merger, Mr. Hughey served as Controller and Senior Vice President of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2002.

THE BANK OF NEW YORK MELLON  31

PART III (continued)

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the following sections of the 2008 Proxy Statement: Director Compensation, Executive Compensation, Compensation Discussion and Analysis, Board Meetings and Board Committee Information -- Compensation Committee Interlocks and Insider Participation, and the Report of the Human Resources and Compensation Committee, which are incorporated herein by reference. The information incorporated herein by reference to the Human Resources and Compensation Committee Report is deemed furnished hereunder.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the following sections of the 2008 Proxy Statement: Beneficial Ownership of Shares by Holders of 5% or More of Outstanding Stock, Beneficial Ownership of Shares by Directors and Executive Officers, and Equity Compensation Plans Table, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the following sections of the 2008 Proxy Statement: Corporate Governance Matters--Director Independence and--Business Relationships and Related Party Transactions Policy, which are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the following sections of the 2008 Proxy Statement: Audit Fees, Audit Related Fees, Tax Fees and All Other Fees, and Ratification of the Selection of the Independent Registered Public Accounting Firm, which are incorporated herein by reference.

32  THE BANK OF NEW YORK MELLON

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements and schedules required for this Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report.

(1) Financial Statements	Page No.

Consolidated Income Statement	79 and 80
Consolidated Balance Sheet	81
Consolidated Statement of Cash Flows	82
Consolidated Statement of Changes in Shareholders’ Equity	83
Notes to Consolidated Financial Statements	84 through 121
Report of Independent Registered Public Accounting Firm	122

(2)    Financial Statement Schedules

The following is attached as a Financial Statement Schedule.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of The Bank of New York Company, Inc.

We have audited the accompanying consolidated balance sheet of The Bank of New York Company, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Bank of New York Company, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, The Bank of New York Company, Inc. changed its method of accounting for defined benefit pension and other post retirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.

/s/ Ernst & Young LLP

New York, New York

February 21, 2007

THE BANK OF NEW YORK MELLON   33

PART IV (continued)

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - Continued

(3)    Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 36 through 56 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

Fourth Quarter 2007 Review	68
Selected Quarterly Data	69 and 70

34   THE BANK OF NEW YORK MELLON

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation
By:	/s/ Robert P. Kelly
Robert P. Kelly
Chief Executive Officer
DATED: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Robert P. Kelly	Director and Principal
	Robert P. Kelly	Executive Officer
Chief Executive Officer
By:	/s/ Bruce W. Van Saun	Principal Financial Officer
Bruce W. Van Saun
Vice Chairman and
Chief Financial Officer
By:	/s/ Michael K. Hughey	Principal Accounting Officer
Michael K. Hughey
Controller

Frank J. Biondi Jr.; Ruth E. Bruch;

Nicholas M. Donofrio; Steven G. Elliott;

Gerald L. Hassell; Edmund F. Kelly;

Richard J. Kogan; Michael J. Kowalski;

John A. Luke Jr.; Robert Mehrabian;

Mark A. Nordenberg; Catherine A. Rein;

Thomas A. Renyi; William C. Richardson;

Samuel C. Scott III; John P. Surma;

and Wesley W. von Schack

Directors
By:	/s/ Carl Krasik	DATED: February 28, 2008
Carl Krasik
Attorney-in-fact

THE BANK OF NEW YORK MELLON   35

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this annual report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).

Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.

Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the period ended June 30, 2007, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1*	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

36   THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.2*	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.3*	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.4*	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.5*	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.6*	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.7*	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.8*	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  37

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.9*	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.10*	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.11*	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(oo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.12*	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.13*	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements.

Previously filed as Exhibit 10(f) to The Bank of New York Company, Inc.’s Annual Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.14*	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(jjj) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.15*	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

38  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.16*	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(p) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.17*	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(q) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.18*	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2004, and incorporated herein by reference.

10.19*	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	Amendment Number 19 dated July 31, 2007 to the Trust Agreement related to executive compensation agreements.	Filed herewith.

10.21*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.22*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.23*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  39

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.24*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.25*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.26*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.29*	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.30*	2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as Amended and Restated.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended March 31, 2004, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

40  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.31*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.32*	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.33*	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.34*	Amendment dated February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated February 27, 2008, and incorporated herein by reference.

10.35*	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.36*	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.37*	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  41

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.38*	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.39*	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.40*	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of The Bank of New York, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.41*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.

Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.42*	Amendment dated December 15, 2006 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.

Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-K (File No. 001-06152) for the period ended December 31, 2006, and incorporated herein by reference.

10.43*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.44*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.

Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

42  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.45*	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.46*	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.

Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-K (File No. 001-06152) for the period ended December 31, 2006, and incorporated herein by reference.

10.47*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.48*	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.49*	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.50*	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.51*	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  43

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.52*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.

Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.53*	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.54*	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.55*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.56*	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.57*	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.58*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of December 1, 1993.

Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

44  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.59*	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.60*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.

Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.61*	Form of Performance Share Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.62*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.63*	Form of Stock Option Agreement under The Bank of New York Company, Inc’s. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.64*	Form of April 2, 2007 Restricted Share Unit Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.65*	Mellon Financial Corporation Profit Bonus Plan, as amended.	Previously filed as Exhibit 10.7 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1990, and incorporated herein by reference.

*   Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  45

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.66*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.67*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.68*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.69*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.70*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.71*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Filed herewith.

10.72*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.73*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

46  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.74*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.75*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.76*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.77*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.78*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.79*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.80*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Executive Management Group of Mellon Financial Corporation.	Previously filed as Exhibit 10.19 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  47

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.81*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Senior Management Committee of Mellon Financial Corporation.	Previously filed as Exhibit 10.20 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.82**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.83*	Form of Mellon Financial Corporation, Long- Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 2004, and incorporated herein by reference.

10.84*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.85*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.86*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.87*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Corporation’s Common Stock may be issued to employees of the Corporation. No executive officers or directors of the Corporation are permitted to participate in this plan.

48  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.88*	Form of Mellon Financial Corporation, Deferred Share Award Agreement (Performance Accelerated Restricted Stock) – Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.89*	Form of Type I Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.8 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.90*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.91*	Form of Restricted Stock Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.92*	Form of Nonqualified Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.93*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 15, 2005, and incorporated herein by reference.

10.94*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  49

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.95*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.96*	Form of Type I Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.97*	Form of Restricted Stock Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.98*	Mellon Financial Corporation Long-Term Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Filed herewith.

10.99*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Restricted Stock Agreement dated February 20, 2007.	Filed herewith.

10.100*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.101*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 31, 2006, and incorporated herein by reference.

10.102*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

50  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.103*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.104*	Description of restricted stock units granted to Robert P. Kelly on February 20, 2007.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 20, 2007, and incorporated herein by reference.

10.105*	Employee Severance Agreement dated July 11, 2000 with Bruce W. Van Saun.

Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.106*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Bruce W. Van Saun.

Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.107*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.

Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.108*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.

Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.109*	Employee Severance Agreement dated July 11, 2000 with Gerald L. Hassell.

Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  51

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.110*	Service Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.

Previously filed as Exhibit 10.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.111*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.

Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.112*	Employee Severance Agreement dated July 11, 2000 with Thomas A. Renyi.

Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.113*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of February 1, 2004.	Previously filed as Exhibit 10.16 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2003, and incorporated herein by reference.

10.114*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Steven G. Elliott dated December 22, 2006.	Previously filed as Exhibit 10.52 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.115*	Description regarding amendments entered into on December 22, 2006 by Steven G. Elliott and Mellon Financial Corporation to his Change in Control Severance Agreement, employment agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.116*	Form of Nonqualified Stock Option Agreement – Chief Executive Officer and Senior Vice Chairman of Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

52  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.117*	Form of Performance Accelerated Restricted Stock Agreement – Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.118*	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.119*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.120*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Ronald P. O’Hanley dated December 22, 2006.	Previously filed as Exhibit 10.53 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.121*	Description regarding amendments entered into on December 22, 2006 by Ronald P. O’Hanley and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.122*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously field as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated July 13, 2007, and incorporated herein by reference.

10.123	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.	Previously filed as Exhibit 10(ooo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.124	Master Agreement dated July 16, 2004 between The Bank of New York Company, Inc. and Tennessee Processing Center LLC, Suntrust Equity Funding, LLC.	Previously filed as Exhibit 10(ppp) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

THE BANK OF NEW YORK MELLON  53

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.125	Real Estate Lease Dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.	Previously filed as Exhibit 10(qqq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.126	Real Estate Lease Waiver Agreement dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.	Previously filed as Exhibit 10(rrr) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.127	Real Estate Sublease dated February 27, 2006 between The Bank of New York and Fructibail Invest.	Previously filed as Exhibit 10(sss) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.128	Real Estate Sublease Waiver Agreement dated February 27, 2006 between The Bank of New York and Fructibail Invest.	Previously filed as Exhibit 10(ttt) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.129	Supplemental Agreement dated February 27, 2006 by and among Fructibail Invest, 4101 Austin Boulevard Corp. and The Bank of New York.	Previously filed as Exhibit 10(uuu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.130	Guarantee of The Bank of New York Company, Inc., dated February 27, 2006.	Previously filed as Exhibit 10(vvv) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.131	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on April 13, 2006, and incorporated herein by reference.

54  THE BANK OF NEW YORK MELLON

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

10.132	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 000-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.133	Lease dated as of December 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.134	Non-prosecution agreement with the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York.

Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on November 8, 2005, and incorporated herein by reference.

10.135	Letter from the United States Attorney, Western District of Pennsylvania, dated August 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on August 17, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated August 18, 2006, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.1	All portions of The Bank of New York Mellon Corporation 2007 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary subsidiaries of the Corporation.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of Ernst & Young LLP.	Filed herewith.

24.1	Powers of Attorney.	Filed herewith.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

THE BANK OF NEW YORK MELLON  55

INDEX TO EXHIBITS (continued)

Exhibit No.	Description	Method of Filing

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

56  THE BANK OF NEW YORK MELLON