Form 10-Q
period 2008-03-31
Bank of New York Mellon CORP
filed 2008-05-09
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes   ✓     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2008
Common Stock, $0.01 par value	1,143,817,682

THE BANK OF NEW YORK MELLON CORPORATION

FIRST QUARTER 2008 FORM 10-Q

Page No.

Introduction	2
Consolidated Financial Highlights (unaudited)	3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.
Overview	5
First quarter 2008 highlights	6
Revenue overview	7
Sector/segment overview	8
Fee and other revenue	9
Net interest revenue	12
Average balances and interest rates	13
Noninterest expense	14
Income taxes	15
Credit loss provision and net charge-offs	16
Business segments review	16
Critical accounting estimates	31
Consolidated balance sheet review	36
Capital support agreements	45
Liquidity and dividends	45
Capital	48
Trading activities	50
Foreign exchange and other trading – counterparty risk ratings profile	52
Asset/liability management	52
Off-balance-sheet financial instruments	53
The Bank of New York historical earnings per share and average shares outstanding	54
Supplemental information – Reconciliation of earnings per share-GAAP to non-GAAP	55
Recent accounting developments	55
Government monetary policies and competition	57
Website information	57

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	58
Consolidated Balance Sheet (unaudited)	60
Consolidated Statement of Cash Flows (unaudited)	61
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	62

Notes to Consolidated Financial Statements	63

Item 4. Controls and Procedures.	83

Forward-looking Statements and Risk Factors.	84

Part II – Other Information

Item 1. Legal and Regulatory Proceedings.	85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	86

Item 6. Exhibits.	87

Signature	89

Index to Exhibits	90

Introduction

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York”) and Mellon Financial Corporation (“Mellon”) merged into The Bank of New York Mellon Corporation (“The Bank of New York Mellon” or “BNY Mellon”), with BNY Mellon being the surviving entity. For accounting and financial reporting purposes, the merger was accounted for as a purchase of Mellon. Financial results for periods subsequent to July 1, 2007 reflect the combined companies’ results. Financial results prior to July 1, 2007 reflect legacy The Bank of New York only.

The merger transaction resulted in The Bank of New York shareholders receiving ..9434 shares of The Bank of New York Mellon common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. All legacy The Bank of New York earnings per share and common share outstanding amounts in this Form 10-Q have been restated to reflect this exchange ratio. See page 54 for additional information.

We expect to realize annual merger-related expense synergies of $700 million by 2010 and our targeted run rate for merger-related revenue synergies is $250-400 million by 2011. Merger and integration expenses to combine the operations of The Bank of New York and Mellon were approximately $121 million in the first quarter of 2008. Total merger and integration expenses are currently expected to be approximately $1.325 billion.

The Bank of New York Mellon is a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset and wealth management, asset servicing, issuer services, clearing and execution services and treasury services through a worldwide client-focused team. We have more than $23 trillion in assets under custody and administration, more than $1.1 trillion in assets under management and service $12 trillion in outstanding debt.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. We believe the presentation of this information enhances investors’ understanding of period-to-period results. In addition, these measures reflect the principal basis on which our management monitors financial performance.

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” the “Company,” the “Corporation” and similar terms for periods prior to July 1, 2007, refer to The Bank of New York and references to “our,” “we,” “us,” the “Company,” the “Corporation” and similar terms for periods on or after July 1, 2007 refer to BNY Mellon.

2     The Bank of New York Mellon Corporation

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited)

The Bank of New York Mellon Corporation (and its subsidiaries)
	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2008	Dec. 31, 2007		March 31, 2007 (a)
Reported results:
Net income	$746	$520		$434
Basic EPS (b)	0.66	0.46		0.61
Diluted EPS (b)	0.65	0.45		0.60

Continuing operations:

Fee and other revenue	$2,978	$3,044		$1,475
Net interest revenue	767	752		427

Total revenue	$3,745	$3,796		$1,902

Income from continuing operations	$749	$700		$437

EPS from continuing operations (b):
Basic	$0.66	$0.62		$0.61
Diluted	0.65	0.61		0.61
Diluted excluding merger and integration expense (c)	0.72	0.67		0.62
Diluted excluding merger and integration and intangible amortization expenses (c)	0.78	0.74		0.65

Return on tangible common equity (annualized)	49.11%	44.96%	(d)	39.20%
Return on tangible common equity excluding merger and integration and intangible amortization expenses (annualized)	53.60%	48.93%	(d)	40.09%
Return on common equity (annualized)	10.20%	9.53%	(d)	15.70%
Return on common equity excluding merger and integration and intangible amortization expenses (annualized)	12.24%	11.54%	(d)	16.75%

Fee and other revenue as a percentage of total revenue (FTE)	79%	80%		77%
Annualized fee and other revenue per employee (in thousands) (based on average headcount)	$281	$291		$263

Non-U.S. percent of revenue (FTE)	33%	32%	(e)	30%

Pre-tax operating margin (FTE)	30%	27%		34%
Pre-tax operating margin (FTE) excluding merger and integration and intangible amortization expenses (c)	36%	34%		36%
Net interest margin (FTE)	2.14%	2.16%		2.18%
Net interest revenue (FTE)	$773	$757		$429

Assets under management (in billions)	$1,105	$1,121		$142

Assets under custody and administration (in trillions)	$23.1	$23.1		$15.9	(f)
Equity securities	30%	32%		32%
Fixed income securities	70%	68%		68%
Cross-border assets (in trillions)	$10.0	$10.0		$6.7	(f)

Market value of securities on loan (in billions)	$676	$633		$397

Average common shares and equivalents outstanding (in thousands) (b):
Basic	1,134,280	1,133,804		710,147
Diluted	1,147,906	1,148,176		719,976

Capital ratios
Tier I capital ratio	8.76%	9.32%		8.43%
Total (Tier I plus Tier II ratio)	12.14%	13.25%		12.81%
Adjusted tangible shareholders’ equity to assets ratio (g)	4.14%	4.96%		5.47%

Return on average assets (annualized)	1.50%	1.44%	(d)	1.73%

The Bank of New York Mellon Corporation     3

CONSOLIDATED FINANCIAL HIGHLIGHTS (unaudited) (continued)

The Bank of New York Mellon Corporation (and its subsidiaries)
	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)

Selected average balances:
Interest-earning assets	$145,118	$140,622	$79,075
Total assets	$200,790	$192,987	$102,041
Interest-bearing deposits	$92,881	$86,278	$43,862
Noninterest-bearing deposits	$26,240	$28,449	$14,903
Shareholders’ equity	$29,551	$29,136	$11,277

Other:
Employees	42,600	42,500	23,100
Dividends per share (b)	$0.24	$0.24	$0.23
Dividend yield (annualized)	2.3%	2.0%	2.1%
Closing common stock price per share (b)	$41.73	$48.76	$42.98
Market capitalization	$47,732	$55,878	$30,750

Book value per common share (b)	$24.89	$25.66	$16.11
Tangible book value per common share (b)	$4.84	$5.82	$6.92
Period-end shares outstanding (in thousands) (b)	1,143,818	1,145,983	715,403
(a)	Legacy The Bank of New York only.
(b)	Per share data prior to July 1, 2007 are presented in post-merger share count terms. See page 54 for additional information.
(c)	Calculated excluding pre-tax merger and integration expenses $126 million, $124 million and $15 million and pre-tax intangible amortization expense of $122 million, $131 million and $28 million.
(d)	Before the extraordinary loss resulting from the consolidation of Three Rivers Funding Corporation.
(e)	Calculated excluding the $200 million CDO write-down in the fourth quarter of 2007.
(f)	Revised for Acquired Corporate Trust Business and harmonization adjustments.
(g)	Includes deferred tax liabilities of $1.986 billion, $2.006 billion and $154 million.

4     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.

Certain business terms used in this document are defined in the glossary included in our 2007 Annual Report on Form 10-K.

Overview

Our businesses

The Bank of New York Mellon Corporation (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We have a long tradition of collaborating with clients to deliver innovative solutions through our core competencies: asset and wealth management, securities servicing and treasury services. Our extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments/foundations and high-net-worth individuals. One of our two principal subsidiaries, The Bank of New York (the “Bank”), founded in 1784, is the oldest bank in the United States. Our other principal subsidiary, Mellon Bank, N.A. (“Mellon Bank”) was founded in 1869. Both institutions have consistently played a prominent role in the evolution of financial markets worldwide.

BNY Mellon’s businesses benefit from the global growth in financial assets. Our success is based on continuing to provide superior client service, strong investment performance and the highest fiduciary standards. We seek to deploy capital effectively to our businesses to accelerate their long-term growth and deliver top-tier returns to our shareholders. Our long-term financial goals are focused on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of 12 peer companies. Key components of this strategy include: providing the best client service versus peers (as measured through independent surveys); strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); competitive margins; and positive operating leverage.

Based on the growth opportunities in our businesses, we expect that an increasing percentage of our revenue and income will be derived outside the U.S.

As measurements of efficiency, over time we expect to increase both our level of fee revenue per employee and pre-tax margins.

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

•	Many of our products complement one another.
•	We are able to leverage sales, distribution and technology across our businesses, benefiting our clients and shareholders.
•	The revenue generated by our businesses is principally fee-based.
•	Our businesses generally do not require as much capital for growth as traditional banking.

We pursue our long-term financial goals by focusing on organic revenue growth, expense management, superior client service, successful integration of acquisitions and disciplined capital management.

We have established a Tier I capital target of 8% as our principal capital measure. We have also established a secondary target capital ratio of 5% for adjusted tangible common equity. The adjusted tangible common equity ratio reflects the impact of the merger with Mellon and associated goodwill, intangibles and deferred tax liability. The goodwill and intangibles created in the merger have no economic impact but reduce tangible equity. For a discussion of our capital ratios, see pages 48-50.

The Bank of New York Mellon Corporation     5

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 in the Notes to Consolidated Financial Statements.

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. In addition, results for the first quarter of 2008 and fourth quarter of 2007 reflect the results of The Bank of New York Mellon combined. Results for the first quarter of 2007 include legacy The Bank of New York only.

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”) and SFAS No. 159 Fair Value Option (“SFAS 159”). For a discussion of SFAS 157 and SFAS 159, see Note 12 and Note 13 in the Notes to Consolidated Financial Statements.

First quarter 2008 highlights

We reported first quarter net income of $746 million, or $0.65 per share, and income from continuing operations of $749 million, or $0.65 per share. This compares to net income of $434 million, or $0.60 per share, and income from continuing operations of $437 million, or $0.61 per share, in the first quarter of 2007. The first quarter of 2008 included merger and integration expenses of $126 million (pre-tax), or $0.07 per share. The first quarter of 2007 included merger and integration expenses of $15 million (pre-tax) or $0.01 per share. Excluding these amounts, earnings per share from continuing operations were $0.72 in the first quarter of 2008 and $0.62 in the first quarter of 2007.

Adjusting for the impact of merger and integration expenses ($126 million pre-tax) and intangible amortization ($122 million pre-tax), diluted earnings per share for the first quarter of 2008 were $0.78, which compares to $0.65 a year ago (an increase of 20%) and $0.74 sequentially (an annualized increase of 5%). See the table on page 55 for a reconciliation of GAAP to non-GAAP net income and earnings per share.

The results for the first quarter of 2008 included net pre-tax costs associated with the write down of certain investments in the securities portfolio ($74 million), the write-down of seed capital investments related to a formerly affiliated hedge fund manager ($25 million), and an expense associated with capital support agreements ($12 million). The results for the first quarter also included the pre-tax benefit of $42 million associated with the initial public offering by VISA. The net impact of these items decreased earnings per share by approximately $0.04.

Performance highlights for the first quarter of 2008 included:

•

Assets under management totaled $1.105 trillion at March 31, 2008 compared with $142 billion at March 31, 2007. Assets under custody and administration totaled $23.1 trillion at March 31, 2008 compared with $15.9 trillion at March 31, 2007. Both increases primarily resulted from the merger with Mellon;

•

Asset and wealth management fees totaled $842 million in the first quarter of 2008 compared with $151 million in the first quarter of 2007. The increase reflects the merger with Mellon as well as the benefit of strong money market flows and other new business, partially offset by the prior loss of business at one of our investment boutiques and lower equity market values;

•

Asset servicing revenue was $897 million in the first quarter of 2008 compared with $393 million in the first quarter of 2007. The increase was primarily due to the merger with Mellon, the benefit of market volatility, strong new business activity and the fourth quarter of 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., the former joint venture with ABN AMRO;

•

Issuer services revenue was $376 million in the first quarter of 2008 compared with $319 million in the first quarter of 2007. The increase primarily reflects the merger with Mellon as well as higher global corporate trust fees;

6     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•

Revenue from foreign exchange and other trading activities was $259 million in the first quarter of 2008 compared with $127 million in the first quarter of 2007. The increase reflects the merger with Mellon, the benefit of increased client volumes and currency volatility;

•

Securities losses totaled $73 million in the first quarter of 2008 compared to a gain of $2 million in the first quarter of 2007. The first quarter of 2008 includes a $28 million loss related to securities backed by home equity lines of credit in the portfolio of Three Rivers Funding Corporation (“TRFC”), a $24 million loss related to asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”) and $22 million related to structured investment vehicles (“SIVs”);

•

Net interest revenue was $767 million in the first quarter of 2008 compared with $427 million in the first quarter of 2007. The increase was primarily due to the merger with Mellon as well as a higher level of interest-earning assets associated primarily with the growth in Securities Servicing and wider spreads on investment securities, partially offset by the lower value of noninterest-bearing deposits in a declining interest rate environment; and

•

Noninterest expense was $2.619 billion in the first quarter of 2008 compared with $1.272 billion in the first quarter of 2007. The increase resulted from the merger with Mellon and in support of business growth as well as increases in merger and integration expense of $111 million and intangible amortization expense of $94 million, partially offset by $118 million of merger-related synergies generated in the first quarter of 2008.

Revenue overview

The vast majority of BNY Mellon’s revenue consists of fee and other revenue, given our mix of businesses, with net interest revenue comprising the balance.

Fee and other revenue represented 79% of total revenue, on an FTE basis in the first quarter of 2008, compared with 77% in the first quarter of 2007.

Since fee and other revenue constitutes the majority of our total revenue, we discuss it in greater detail by type of fee in the fee and other revenue and the business segments sections. In these sections, we note the more specific drivers of such revenue and the factors that caused the various types of fee and other revenue to increase or decline in the first quarter of 2008 compared with the first quarter of 2007. The business segments discussion combines, for each business segment, all types of fee and other revenue generated directly by that segment as well as fee and other revenue transferred between segments under revenue transfer agreements, with net interest revenue generated directly by or allocated to that segment. The discussion of revenue by business segment is fundamental to an understanding of BNY Mellon’s results as it represents a principal measure by which management reviews the performance of our businesses compared with performance in prior periods, with our operating plan and with the performance of our competitors.

Net interest revenue comprised 21% of total revenue, on an FTE basis, in the first quarter of 2008 compared with 23% the first quarter of 2007. Net interest revenue is generated from a combination of loans, investment securities, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. For more information, see the net interest revenue section.

The Bank of New York Mellon Corporation     7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Sector/segment overview

Sector/Segment	Primary types of fee revenue
Asset & Wealth Management sector
Asset Management segment	• Asset and wealth management fees from: Institutional clients Mutual funds Private clients • Performance fees • Distribution and servicing fees
Wealth Management segment	• Wealth management fees from high-net-worth individuals, families, family offices and business enterprises, charitable gift programs and foundations and endowments
Institutional Services sector
Asset Servicing segment	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange
Issuer Services segment	• Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing & Execution Services segment	• Clearing and execution services fees, including: Broker-dealer and Registered Investment Advisor services
Treasury Services segment	• Treasury services fees, including: Global payment services Working capital solutions • Financing-related fees
Other segment	• Leasing operations • Corporate treasury activities • Business exits • Global markets and institutional banking services • Merger and integration expenses

8     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Fee and other revenue

Fee and other revenue	1Q08	4Q07	1Q07 (a)		1Q08 vs. 4Q07	1Q08 vs. 1Q07
(dollars in millions unless otherwise noted)
Securities servicing fees:
Asset servicing	$897	$809	$393		11%	128%
Issuer services	376	438	319		(14)	18
Clearing and execution services	267	314	282		(15)	(5)
Total securities servicing fees	1,540	1,561	994		(1)	55
Asset and wealth management fees	842	887	151		(5)	458
Performance fees	20	62	14		(68)	43
Foreign exchange and other trading activities	259	305	127		(15)	104
Treasury services	124	121	50		2	148
Distribution and servicing	98	113	2		(13)	N/M
Financing-related fees	48	52	52		(8)	(8)
Investment income	23	52	36		(56)	(36)
Securities gains (losses)	(73)	(191)	2		N/M	N/M
Other	97	82	47		18	106
Total fee and other revenue	$2,978	$3,044	$1,475		(2)%	102%

Fee and other revenue as a percentage of total revenue (FTE)	79%	80%	77%

Market value of assets under management at period-end (in billions)	$1,105	$1,121	$142		(1)%	678%
Market value of assets under custody and administration at period-end (in trillions)	$23.1	$23.1	$15.9	(b)	-%	45%
(a)	Legacy The Bank of New York only.
(b)	Revised for Acquired Corporate Trust Business and harmonization adjustments.
N/M	– Not meaningful.

Fee and other revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter. For instance, we experience seasonal increases in securities lending and depositary receipts reflecting European dividend distributions during the second quarter of the year, and to a lesser extent, in the fourth quarter of the year. Performance fees tend to be seasonally highest in the fourth quarter when the measurement period for many products ends.

The increase in fee and other revenue versus the year-ago quarter primarily reflects the merger with Mellon, higher securities servicing fees and foreign exchange and other trading activities. The first quarter 2008 also includes, in other fee revenue, a $42 million gain associated with the initial public offering by VISA. The sequential-quarter decrease in fee and other revenue primarily reflects seasonal declines in the Depositary Receipts business and performance fees, the sale of the B-Trade and G-Trade execution businesses in Clearing and execution services, lower foreign exchange and other trading activities revenue, and lower investment income, partially offset by higher asset servicing fees.

Securities servicing fees

The increase in securities servicing fees over the first quarter of 2007 reflects the merger with Mellon and strong securities lending revenue. Securities servicing fees were down sequentially reflecting lower issuer services fees reflecting a seasonal decline in the Depositary Receipts business, and lower clearing and execution service fees due to the first quarter 2008 sale of the B-Trade and G-Trade execution businesses. These decreases were partially offset by higher securities lending revenue. See the “Institutional Services Sector” in “Business segments review” for additional details.

Asset and wealth management fees

Asset and wealth management fees increased from the first quarter of 2007 primarily due to the merger with Mellon as well as strong money market flows and other new business, partially offset by the prior loss of business at one of our investment boutiques, as well as lower equity market values. The decrease

The Bank of New York Mellon Corporation     9

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

compared to the fourth quarter of 2007 primarily resulted from a combination of lower equity market values and negative long-term flows. See the “Asset and Wealth Management Sector” in “Business segments review” for additional details regarding the drivers of asset and wealth management fees.

Total assets under management for the Asset and Wealth Management sector were $1.105 trillion at March 31, 2008, compared with $142 billion at March 31, 2007 and $1.121 trillion at Dec. 31, 2007. The increase compared with March 31, 2007 resulted from the merger with Mellon, new business and strong money market inflows. The decrease compared with Dec. 31, 2007 primarily resulted from lower equity market values primarily offset by strong money market inflows.

A significant portion of asset and wealth management fees are generated in the Asset Management segment from managed mutual funds. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund revenue was $323 million compared with $3 million in the first quarter of 2007. The increase resulted from the merger with Mellon and strong money market inflows.

Performance fees

Performance fees, which are reported in the Asset Management segment, are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees. Performance fees increased $6 million compared with the first quarter of 2007 and decreased $42 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 reflects the merger with Mellon, partially offset by a lower level of performance fees generated from alternative and other quantitative products. The sequential quarter decrease principally reflects a typical seasonal decline.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is reported primarily in the Asset Servicing segment, increased by $132 million, or 104%, to $259 million compared with the first quarter of 2007, and decreased 15% (unannualized) compared with the fourth quarter of 2007. The increase compared to the first quarter of 2007 was due to the merger with Mellon and also reflected the benefit of significant increases in currency volatility as well as higher client volumes. The decrease compared with the fourth quarter of 2007 primarily reflects a lower valuation of the credit derivatives portfolio and the impact of the adoption of SFAS 157 on the valuation of the interest rate derivatives portfolio.

Treasury services

Treasury services, which is primarily reported in the Treasury Services segment, includes fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $74 million from the first quarter of 2007 reflecting the merger with Mellon as well as higher global payment and cash management fees due primarily to higher client volumes.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds managed or administered by BNY Mellon and are primarily reported in the Asset Management segment. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values.

The $96 million increase in distribution and servicing fee revenue in the first quarter of 2008 compared with the first quarter of 2007 primarily reflects the merger with Mellon. The $15 million decrease compared with the fourth quarter of 2007 reflects higher redemption fees received in the fourth quarter of 2007. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

10     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased $4 million from both a year-ago quarter and sequentially reflecting a lower level of credit-related activities consistent with our strategic direction.

Investment income

Investment income, which is primarily reported in the Other and Asset Management segments, includes the gains and losses on private equity investments and seed capital investments, income from insurance contracts, and lease residual gains and losses. The decreases in investment income from the first quarter of 2007 and the fourth quarter of 2007 primarily resulted from seed capital investment losses of $19 million in the first quarter of 2008 as well as lower private equity investment revenue. The first quarter of 2008 excludes the $25 million loss on seed capital investments related to a formerly affiliated hedge fund manager, which was recognized in other expense. Private equity investment income was $7 million in the first quarter of 2008, down from $14 million in the fourth quarter of 2007 and $17 million in the first quarter of 2007.

Securities gains (losses)

Securities losses totaled $73 million in the first quarter of 2008 compared to a gain of $2 million in the first quarter of 2007 and a loss of $191 million in the fourth quarter of 2007. The losses in the first quarter of 2008 primarily reflected $24 million related to ABS CDOs, $22 million related to SIVs and $28 million related to securities backed by home equity lines of credit in the TRFC portfolio. The loss in the fourth quarter of 2007 included a $200 million CDO write-down. See Consolidated balance sheet review for further information on the investment securities portfolio.

Other revenue

Other revenue is comprised of expense reimbursements from joint ventures, merchant card fees, asset-related gains, equity investment income, net economic value payments and other transactions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Asset-related gains include loan, real estate dispositions and other assets. Equity investment income primarily reflects our proportionate share of the income from our investment in Wing Hang Bank Limited. Other transactions primarily include low income housing, other investments and various miscellaneous revenues. The breakdown among these categories is shown in the following table:

Other revenue	Quarter ended
(in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Asset-related gains	$46	$ 5	$ 4
Equity investment income	12	18	13
Merchant card fees	6	10	-
Expense reimbursements from joint ventures	4	27	-
Net economic value payments	2	1	24
Other	27	21	6
Total other revenue	$97	$82	$47
(a)	Legacy The Bank of New York only.

Other revenue increased compared to the first quarter of 2007 reflecting the merger with Mellon, partially offset by lower net economic value payments. The first quarter of 2008 included the $42 million gain associated with the initial public offering by VISA.

The Bank of New York Mellon Corporation     11

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Net interest revenue

Net interest revenue	1Q08	4Q07	1Q07 (a)	1Q08 vs. 4Q07	1Q08 vs. 1Q07
(dollar amounts in millions)
Net interest revenue	$767	$752	$427	2%	80%
Tax equivalent adjustment	6	5	2	N/M	N/M
Net interest revenue on an FTE basis	$773	$757	$429	2%	80%

Net interest margin (FTE)	2.14%	2.16%	2.18%	(2) bps	(4) bps
(a)	Legacy The Bank of New York only.

bps - basis points.

Net interest revenue on an FTE basis totaled $773 million in the first quarter of 2008, compared with $429 million in the first quarter of 2007 and $757 million in the fourth quarter of 2007. The net interest margin was 2.14% in the first quarter of 2008, compared with 2.18% in the first quarter of 2007 and 2.16% in the fourth quarter of 2007.

The increase in net interest revenue compared with both the first quarter and fourth quarter of 2007 reflects a higher level of average interest-earning assets associated primarily with the growth in Securities Servicing and wider spreads on investment securities, partially offset by a lower value of noninterest-bearing deposits in a declining interest rate environment. Additionally, the increase in net interest revenue compared with the first quarter of 2007 was impacted by the merger with Mellon.

Average interest-earning assets were $145.1 billion in the first quarter of 2008 compared with $140.6 billion sequentially and $79.1 billion in the first quarter of 2007. The increase in interest-earning assets compared with the first quarter of 2007 reflects the merger with Mellon as well as the impact of a higher level of interest and noninterest-bearing deposits driven by higher client activity across all businesses.

The net interest margin decreased 4 bps year-over-year and 2 bps sequentially. Both decreases principally reflect the lower value of noninterest-bearing deposits in a declining interest rate environment. The sequential quarter decrease also reflects a lower level of noninterest-bearing deposits given a fourth quarter increase related to corporate actions in Shareowner Services.

12     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

AVERAGE BALANCES AND INTEREST RATES

	Quarter ended
	March 31, 2008		Dec. 31, 2007		March 31, 2007(a)
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$38,658	4.28%	$37,107	4.75%	$13,546	4.36%
Federal funds sold and securities under resale agreements	8,199	3.15	7,096	4.66	4,435	5.23
Margin loans	5,258	4.47	5,313	5.74	5,401	6.33
Non-margin loans:
Domestic offices	29,357	4.49	28,527	4.95	19,231	5.11
Foreign offices	13,881	4.55	13,269	5.02	11,321	5.85

Total non-margin loans	43,238	4.51	41,796	4.97	30,552	5.38
Securities
U.S. government obligations	430	3.48	502	4.18	86	4.95
U.S. government agency obligations	11,333	4.74	11,761	5.27	2,905	5.07
Obligations of states and political subdivisions	703	7.58	724	6.58	86	8.22
Other securities	35,840	5.26	33,972	5.44	19,311	5.30
Trading securities	1,459	5.36	2,351	5.35	2,753	4.99

Total securities	49,765	5.16	49,310	5.40	25,141	5.25

Total interest-earning assets	145,118	4.59	140,622	5.08	79,075	5.22
Allowance for credit losses	(311)		(332)		(286)
Cash and due from banks	5,831		5,663		2,424
Other assets	50,152		47,034		20,828
Total assets	$200,790		$192,987		$102,041
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$13,296	1.63%	$16,190	2.74%	$6,169	2.98%
Savings	913	2.33	802	2.72	416	1.85
Certificates of deposit of $100,000 & over	2,313	4.09	2,547	5.37	3,133	5.43
Other time deposits	8,445	2.42	1,374	6.13	584	5.18
Foreign offices	67,914	2.85	65,365	3.38	33,560	3.67

Total interest-bearing deposits	92,881	2.66	86,278	3.36	43,862	3.70
Federal funds purchased and securities under repurchase agreements	4,750	2.18	3,956	3.89	1,527	4.97
Other borrowed funds	3,343	3.50	3,079	2.41	1,870	2.88
Payables to customers and broker-dealers	4,942	1.94	5,226	3.12	4,747	3.59
Long-term debt	17,125	4.51	15,510	5.29	8,888	5.42

Total interest-bearing liabilities	123,041	2.90	114,049	3.60	60,894	3.95
Total noninterest-bearing deposits	26,240		28,449		14,903
Other liabilities	21,958		21,353		14,967
Total liabilities	171,239		163,851		90,764
Shareholders’ equity	29,551		29,136		11,277
Total liabilities and shareholders’ equity	$200,790		$192,987		$102,041
Net interest margin—Taxable equivalent basis		2.14%		2.16%		2.18%
(a)	Legacy The Bank of New York only.

Note:  Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximately 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation     13

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Noninterest expense

Noninterest expense (dollar amounts in millions)	1Q08	4Q07	1Q07(a)	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Staff:
Compensation	$795	$758	$459	5%	73%
Incentives	366	443	147	(17)	149
Employee benefits	191	164	114	16	68
Total staff	1,352	1,365	720	(1)	88
Professional, legal and other purchased services	252	272	130	(7)	94
Distribution and servicing	130	133	4	(2)	N/M
Net occupancy	129	145	79	(11)	63
Furniture and equipment	79	82	50	(4)	58
Software	79	78	54	1	46
Business development	66	72	30	(8)	120
Sub-custodian	61	66	34	(8)	79
Communications	32	34	19	(6)	68
Clearing and execution	9	49	37	(82)	(76)
Other	182	198	72	(8)	153
Subtotal	2,371	2,494	1,229	(5)	93
Amortization of intangible assets	122	131	28	(7)	N/M
Merger and integration expense:
The Bank of New York Mellon	121	111	4	9	N/M
Acquired Corporate Trust Business	5	13	11	(62)	(55)
Total noninterest expense	$2,619	$2,749	$1,272	(5)%	106%
Total staff expense as a percentage of total revenue (FTE)	36%	36%	38%
Employees at period-end	42,600	42,500	23,100	-%	84%
(a)	Legacy The Bank of New York only.

N/M—Not meaningful

Total noninterest expense increased compared with the first quarter of 2007 and decreased compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 resulted primarily from the merger with Mellon, as well as the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., partially offset by the sale of the B-Trade and G-Trade execution businesses to BNY ConvergEx. The sequential quarter decrease reflects the impact of expense synergies and the sale of the B-Trade and G-Trade execution businesses, partially offset by the purchase of the remaining 50% interest in BNY Mellon Asset Servicing B.V. The increase in merger and integration expense and intangible amortization expense compared to the first quarter of 2007 resulted from the merger with Mellon.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised approximately 57% of total noninterest expense, excluding merger and integration and intangible amortization expense, in the first quarter of 2008.

Staff expense is comprised of:

•	compensation expense, which includes:
•	base salary expense, primarily driven by headcount;
•	the cost of temporary help and overtime; and
•	severance expense;
•	incentive expense, which includes:
•	additional compensation earned under a wide range of sales commission and incentive plans designed to reward a combination of individual, business unit and corporate performance goals; as well as
•	stock-based compensation expense; and
•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

14     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The increase in staff expense compared with the first quarter of 2007 reflects a net increase in headcount associated with the Mellon merger as well as the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., partially offset by the sale of B-Trade and G-Trade execution businesses.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense excluding merger and integration expense and intangible amortization expense, totaled $1.019 billion in the first quarter of 2008 compared with $509 million in the first quarter of 2007. Non-staff expenses were impacted by the merger with Mellon as well as the following activities:

•

A $126 million increase in distribution and servicing expense. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher net sales. Distribution and servicing expense in any one year is not expected to be fully recovered by higher distribution and service revenue; rather it contributes to future growth in mutual fund management revenue reflecting the growth in mutual fund assets generated through certain distribution channels;

•

The increase in professional, legal and other purchased services, sub-custodian, business development, furniture and equipment, software and communications expense reflect business growth and strategic initiatives; and

•

The increase in other expense reflects organic business growth, a $25 million write-down of seed capital investments related to a formerly affiliated hedge fund manager and a $12 million expense associated with capital support agreements.

In the first quarter of 2008, we incurred $121 million of merger and integration expenses related to the merger with Mellon, comprised of the following:

•	Personnel related—includes severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($34 million);
•	Integration/conversion costs—including consulting, system conversions and staff ($82 million); and
•	One-time costs—includes facilities related costs, asset write-offs, vendor contract modifications, rebranding and net gain (loss) on disposals ($5 million).

We also incurred $5 million of merger and integration expense associated with the Acquired Corporate Trust Business in the first quarter of 2008.

Amortization of intangible assets increased to $122 million in the first quarter of 2008 compared with $28 million in the first quarter of 2007, primarily reflecting the merger with Mellon.

Income taxes

On a continuing operations basis, the effective tax rate for the first quarter of 2008 was 32.5%, compared with 32.2% in the first quarter of 2007 and 31.8% in the fourth quarter of 2007. The higher effective tax rate in the first quarter of 2008 compared with the fourth quarter of 2007 reflects higher state and local income taxes.

The Bank of New York Mellon Corporation     15

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Credit loss provision and net charge-offs

Credit loss provision and net charge-offs	Quarter ended
(in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Provision for credit losses	$16	$20	$(15)

Net charge-offs (recoveries)
Commercial	$ 6	$17	$ 5
Leasing	-	-	(8)
Foreign	5	18	-
Other	2	1	-
Total net charge-off (recoveries)	$13	$36	$ (3)
(a)	Legacy The Bank of New York only.

The provision for credit losses was $16 million in the first quarter of 2008, compared with $20 million in the fourth quarter of 2007 and a credit of $15 million in the first quarter of 2007. We recorded a net charge-off of $13 million in the first quarter of 2008, compared with a net charge off of $36 million in the fourth quarter of 2007. Net charge-offs in the first quarter of 2008 include $6 million related to a retail trade customer and $5 million related to foreign SIV exposure.

Business segments review

We have an internal information system that produces performance data for our seven business segments along product and service lines.

Business segments accounting principles

Our segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance.

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements contained in The Bank of New York Mellon’s 2007 Annual Report on Form 10-K except other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business segments are on an FTE basis. Segment results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

The operations of acquired businesses are integrated with the existing business segments soon after most acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

We provide segment data for seven segments with certain segments combined into sectors groupings as shown below:

•	Asset and Wealth Management sector
•	Asset Management segment
•	Wealth Management segment
•	Institutional Services sector
•	Asset Servicing segment
•	Issuer Services segment
•	Clearing and Execution Services segment
•	Treasury Services segment
•	Other segment

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of discontinued operations.

The results of our business segments are presented and analyzed on an internal management reporting basis:

•	Revenue amounts reflect fee and other revenue generated by each segment, as well as fee and other revenue transferred between segments under revenue transfer agreements.
•

Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to the Asset Servicing segment.

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

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•	Goodwill and intangible assets are reflected within individual business segments.
•	The operations of Mellon are included only from July 1, 2007, the effective date of the merger.

The merger with Mellon in July 2007 had a considerable impact on the business segment results in the first quarter of 2008 compared with the first quarter of 2007. The merger with Mellon significantly impacted Asset Management, Wealth Management and the Asset Servicing segments and, to a lesser extent, the Issuer Services, Treasury Services and Other segments. The volatile market environment also impacted business segments in the first quarter of 2008 compared with the first quarter of 2007 as reflected by strong securities lending and foreign exchange and other trading activities and weakness in other businesses.

Non-program equity trading volumes were up 6% sequentially and 22% year-over-year. In addition, average daily U.S. fixed-income trading volume was up 16% sequentially and 24% year-over-year. Total debt issuance increased 7% sequentially and decreased 44% year-over-year. The issuance of global collateralized debt obligations was down 94% versus the first quarter of 2007.

The changes in the value of market indices impact fee revenue in the Asset and Wealth Management segments and our securities servicing businesses. Using the S&P 500 as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500, sustained for one year, impacts fee revenue by approximately 1% and fully diluted EPS on a continuing operations basis by $0.05 per share.

Market indices	1Q07	2Q07	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
S&P 500 Index (a)	1421	1503	1527	1468	1323	(10)%	(7)%
FTSE 100 Index (a)	6308	6608	6467	6457	5702	(12)	(10)
NASDAQ Composite Index (a)	2422	2603	2702	2652	2279	(14)	(6)
Lehman Brothers Aggregate Bondsm Index (a)	230.8	227.9	246.2	257.5	281.2	9	22
MSCI EAFE® Index (a)	2147.5	2262.2	2300.3	2253.4	2038.6	(10)	(5)
NYSE Volume (in billions)	123.8	127.7	145.5	135.0	158.5	17	28
NASDAQ Volume (in billions)	131.4	134.0	137.0	137.4	148.9	8	13
(a)	Period end.

The consolidating schedules below show the

contribution of our segments to our overall

profitability.

The Bank of New York Mellon Corporation     17

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended March 31, 2008 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$752	$169	$921	$1,095	$407	$319	$233	$2,054	$12	$2,987
Net interest revenue	15	95	110	221	153	74	183	631	32	773
Total revenue	767	264	1,031	1,316	560	393	416	2,685	44	3,760
Provision for credit losses	-	-	-	-	-	-	-	-	16	16
Noninterest expense	624	187	811	752	337	280	212	1,581	227	2,619
Income before taxes	$143	$77	$220	$564	$223	$113	$204	$1,104	$(199)	$1,125
Pre-tax operating margin (a)	19%	29%	21%	43%	40%	29%	49%	41%	N/M	30%
Average assets	$12,919	$16,627	$29,546	$53,123	$32,182	$16,574	$23,615	$125,494	$45,750	$200,790
Excluding intangible amortization:
Noninterest expense	$562	$167	$729	$745	$317	$274	$205	$1,541	$227	$2,497
Income before taxes	205	97	302	571	243	119	211	1,144	(199)	1,247
Pre-tax operating margin (a)	27%	37%	29%	43%	43%	30%	51%	43%	N/M	33%

For the quarter ended Dec. 31, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$888	$170	$1,058	$1,027	$457	$357	$249	$2,090	$(93)	$3,055
Net interest revenue	17	86	103	224	175	78	162	639	15	757
Total revenue	905	256	1,161	1,251	632	435	411	2,729	(78)	3,812
Provision for credit losses	-	-	-	-	-	-	-	-	20	20
Noninterest expense	629	187	816	813	345	311	208	1,677	256	2,749
Income before taxes	$276	$69	$345	$438	$287	$124	$203	$1,052	$(354)	$1,043
Pre-tax operating margin (a)	30%	27%	30%	35%	45%	29%	49%	39%	N/M	27%
Average assets	$13,079	$15,849	$28,928	$48,353	$32,708	$16,698	$21,803	$119,562	$44,497	$192,987
Excluding intangible amortization:
Noninterest expense	$559	$166	$725	$807	$324	$305	$201	$1,637	$256	$2,618
Income before taxes	346	90	436	444	308	130	210	1,092	(354)	1,174
Pre-tax operating margin (a)	38%	35%	38%	35%	49%	30%	51%	40%	N/M	31%

For the quarter ended Sept. 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$745	$161	$906	$906	$460	$372	$222	$1,960	$74	$2,940
Net interest revenue	(4)	85	81	195	159	77	140	571	22	674
Total revenue	741	246	987	1,101	619	449	362	2,531	96	3,614
Provision for credit losses	-	-	-	-	-	-	-	-	-	-
Noninterest expense	608	183	791	759	311	322	201	1,593	322	2,706
Income before taxes	$133	$63	$196	$342	$308	$127	$161	$938	$(226)	$908
Pre-tax operating margin (a)	18%	26%	20%	31%	50%	28%	44%	37%	N/M	25%
Average assets	$13,021	$15,817	$28,838	$43,948	$30,738	$15,854	$21,070	$111,610	$43,380	$183,828
Excluding intangible amortization:
Noninterest expense	$538	$162	$700	$753	$291	$316	$194	$1,554	$321	$2,575
Income before taxes	203	84	287	348	328	133	168	977	(225)	1,039
Pre-tax operating margin (a)	27%	34%	29%	32%	53%	30%	46%	39%	N/M	29%

18     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Legacy The Bank of New York only
For the quarter ended June 30, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$127	$50	$177	$520	$390	$321	$143	$1,374	$29	$1,580
Net interest revenue	(2)	14	12	148	131	75	102	456	(15)	453
Total revenue	125	64	189	668	521	396	245	1,830	14	2,033
Provision for credit losses	-	-	-	-	-	-	-	-	(15)	(15)
Noninterest expense	76	53	129	466	257	300	127	1,150	110	1,389
Income before taxes	$49	$11	$60	$202	$264	$96	$118	$680	$(81)	$659
Pre-tax operating margin (a)	39%	17%	32%	30%	51%	24%	48%	37%	N/M	32%
Average assets	$1,557	$1,427	$2,984	$30,819	$23,189	$14,392	$15,803	$84,203	$27,136	$114,323
Excluding intangible amortization:
Noninterest expense	$72	$53	$125	$464	$240	$294	$127	$1,125	$110	$1,360
Income before taxes	53	11	64	204	281	102	118	705	(81)	688
Pre-tax operating margin (a)	42%	17%	34%	31%	54%	26%	48%	39%	N/M	34%

Legacy The Bank of New York only
For the quarter ended March 31, 2007 (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$106	$50	$156	$472	$353	$310	$137	$1,272	$47	$1,475
Net interest revenue	7	14	21	125	102	74	109	410	(2)	429
Total revenue	113	64	177	597	455	384	246	1,682	45	1,904
Provision for credit losses	—	—	—	—	—	—	—	—	(15)	(15)
Noninterest expense	70	51	121	433	246	283	119	1,081	70	1,272
Income before taxes	$43	$13	$56	$164	$209	$101	$127	$601	$(10)	$647
Pre-tax operating margin (a)	38%	20%	32%	27%	46%	26%	52%	36%	N/M	34%
Average assets	$1,819	$1,418	$3,237	$28,453	$15,701	$14,985	$15,010	$74,149	$24,655	$102,041
Excluding intangible amortization:
Noninterest expense	$66	$51	$117	$432	$229	$277	$119	$1,057	$70	$1,244
Income before taxes	47	13	60	165	226	107	127	625	(10)	675
Pre-tax operating margin (a)	42%	20%	34%	28%	50%	28%	52%	37%	N/M	35%
(a)	Income before taxes divided by total revenue.

N/M - Not meaningful

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of assets under management (“AUM”) and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. AUM were $1.105 trillion at March 31, 2008, compared with $142 billion at March 31, 2007, and $1.121 trillion at Dec. 31, 2007. The year-over-year increase in AUM primarily reflects the merger with Mellon, new business and strong money market flows, partially offset by lower equity market levels. The decrease from Dec. 31, 2007 reflects lower equity markets, primarily offset by strong money market flows.

The Bank of New York Mellon Corporation     19

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Assets under management at period-end, by product type (in billions)	March 31, 2007 (a)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Equity securities	$41	$43	$456	$460	$424
Money market	34	41	275	296	320
Fixed income securities	22	22	215	218	219
Alternative investments and overlay	45	47	160	147	142
Total assets under management	$142	$153	$1,106	$1,121	$1,105
(a)	Legacy The Bank of New York only.

Assets under management at period-end, by client type (in billions)	March 31, 2007 (a)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Institutional	$106	$113	$682	$671	$636
Mutual funds	15	18	323	349	373
Private client	21	22	101	101	96
Total assets under management	$142	$153	$1,106	$1,121	$1,105
(a)	Legacy The Bank of New York only.

Changes in market value of assets under management from Dec. 31, 2007 to March 31, 2008 - by business segment
(in billions)	Asset Management	Wealth Management	Total
Market value of assets under management at Dec. 31, 2007	$1,035	$86	$1,121
Net inflows (outflows):
Long-term	(8)	2	(6)
Money market	29	-	29

Total net inflows	21	2	23
Net market depreciation (a)	(35)	(4)	(39)
Market value of assets under management at March 31, 2008	$1,021 (b)	$84	$1,105
(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $8 billion subadvised for other segments.

At March 31, 2008, the investment portfolio of money market funds and short duration products under management included approximately $3.5 billion of senior notes issued by structured investment vehicles (“SIVs”) which represented 1% of the portfolio. Approximately 90% of these securities have been issued by bank-sponsored SIVs and the sponsors have agreed to support the notes. More than 95% of these securities are scheduled to mature in 2008.

20     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset Management segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Asset and wealth management:
Mutual funds	$3	$4	$307	$323	$323	-%	N/M	%
Institutional clients	68	80	331	342	304	(11)	347
Private clients	14	16	47	47	45	(4)	221

Total asset and wealth management revenue	85	100	685	712	672	(6)	691
Performance fees	14	20	(3)	62	20	(68)	43
Distribution and servicing	-	-	89	104	86	(17)	N/M
Other	7	7	(26)	10	(26)	N/M	N/M

Total fee and other revenue	106	127	745	888	752	(15)	609
Net interest revenue (expense)	7	(2)	(4)	17	15	(12)	114

Total revenue	113	125	741	905	767	(15)	579
Noninterest expense (ex. intangible amortization)	66	72	538	559	562	1	752

Income before taxes (ex. intangible amortization)	47	53	203	346	205	(41)	336
Amortization of intangible assets	4	4	70	70	62	(11)	N/M

Income before taxes	$43	$49	$133	$276	$143	(48)	233

Memo: Income before taxes (ex. intangible amortization and non-operating items)	$47	$53	$235 (b)	$346	$205	(41)	336
Pre-tax operating margin (ex. intangible amortization)	42%	42%	32% (b)	38%	27%
Average assets	$1,819	$1,557	$13,021	$13,079	$12,919	(1)%	610%
(a)	Legacy The Bank of New York only.
(b)	Results for the third quarter of 2007 exclude a pre-tax charge ($32 million) related to the write-off of the value of the remaining interest in a legacy Mellon hedge fund manager that was disposed of in 2006.

Business description

BNY Mellon Asset Management is the umbrella organization for all of our affiliated investment management boutiques and is responsible, through various subsidiaries, for U.S. and non-U.S. retail, intermediary and institutional distribution of investment management and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, BNY Mellon Asset Management includes BNY Mellon Asset Management International which is responsible for the distribution of investment management products internationally, and the Dreyfus Corporation, which is responsible for U.S. distribution of retail mutual funds, separate accounts and annuities.

BNY Mellon Asset Management is the 13th largest global asset manager, the 9th largest U.S. asset manager and the 7th largest asset manager in Europe.

We are also a top five tax-exempt, institutional U.S. asset manager.

In the first quarter of 2008, we acquired ARX Capital Management (“ARX”), a leading independent asset management business headquartered in Rio de Janeiro, Brazil. ARX has more than $2.8 billion in assets under management. Also, in the first quarter, we sold a portion of Estabrook Capital Management LLC. This sale reduced our assets under management by $2.4 billion.

The results of the Asset Management segment are mainly driven by the period-end and average levels of assets managed as well as the mix of those assets, as shown on the previous page. Results for this segment are also impacted by sales of fee-based products such as fixed and variable annuities and separately managed accounts. Expenses in this segment are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

The Bank of New York Mellon Corporation     21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Review of financial results

Income before taxes was $143 million in the first quarter of 2008 compared with $43 million in the first quarter of 2007 and $276 million in the fourth quarter of 2007. Income before taxes (excluding intangible amortization) was $205 million in the first quarter of 2008 compared with $47 million in the first quarter of 2007 and $346 million in the fourth quarter of 2007. Results in the first quarter of 2008 include $24 million of write-downs related to securities previously purchased from investment boutiques and a $25 million write-down of seed capital investments related to a formerly affiliated hedge fund manager.

Asset and wealth management revenue in the Asset Management segment was $672 million in the first quarter of 2008 compared with $85 million in the first quarter of 2007 and $712 million in the fourth quarter of 2007. The increase compared to the first quarter of 2007 reflects the merger with Mellon, the benefit of strong money market flows and growth in business outside the U.S., partially offset by the prior loss of business at one of the investment boutiques, as well as lower equity market values.

The decrease from the fourth quarter of 2007 primarily reflects lower equity market values partially offset by money market inflows. Performance fees were $20 million in the first quarter of 2008 compared with $14 million in the first quarter of 2007 and $62 million in the fourth quarter of 2007. The sequential quarter decrease reflects seasonality.

Other fee revenue was a loss of $26 million in the first quarter of 2008 reflecting $24 million of write-downs related to securities previously purchased from funds managed by the investment boutiques and $19 million of seed capital investment losses.

Noninterest expense (excluding intangible amortization) was $562 million in the first quarter of 2008 compared with $66 million in the first quarter of 2007 and $559 million in the fourth quarter of 2007. The increase compared with the first quarter of 2007 principally reflects the merger with Mellon as well as expenses in support of business growth and the previously mentioned seed capital write-down. The increase from the fourth quarter of 2007 reflects the seed capital write-down primarily offset by strong expense management.

Wealth Management segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Asset and wealth management	$48	$48	$151	$157	$153	(3)%	219%
Other	2	2	10	13	16	23	N/M

Total fee and other revenue	50	50	161	170	169	(1)	238
Net interest revenue	14	14	85	86	95	10	579

Total revenue	64	64	246	256	264	3	313
Noninterest expense (ex. intangible amortization)	51	53	162	166	167	1	227

Income before taxes (ex. intangible amortization)	13	11	84	90	97	8	646
Amortization of intangible assets	-	-	21	21	20	(5)	N/M

Income before taxes	$13	$11	$63	$69	$77	12	492

Pre-tax operating margin (ex. intangible amortization)	20%	17%	34%	35%	37%

Average loans	$1,336	$1,342	$6,586	$6,867	$6,996	2	424
Average assets	1,418	1,427	15,817	15,849	16,627	5	1,073
Average deposits	1,105	1,065	11,289	11,240	11,789	5	967

Market value of total client assets at period-end (in billions)	$59	$59	$170	$170	$164	(4)	178
(a)	Legacy The Bank of New York only.
N//M	- Not meaningful.

22     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top ten U.S. wealth manager with $164 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries. The activities of Mellon 1st Business Bank, N.A. and Mellon United National Bank are included in this segment. On March 28, 2008, we announced that we had reached an agreement to sell Mellon 1st Business Bank to U.S. Bancorp, which is expected to close in the second quarter of 2008. The sale is expected to reduce loan and deposit levels by $1.1 billion and $2.7 billion, respectively. The transaction is expected to have an immaterial impact on net income. We also expect that this transaction will increase our adjusted tangible common equity ratio 15-20 basis points.

The results of the Wealth Management segment are driven by the level and mix of assets managed and custodied and the level of activity in client accounts.

Net interest revenue is determined by the level of interest spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $77 million in the first quarter of 2008, compared with $13 million in the first quarter of 2007 and $69 million in the fourth quarter of 2007. Income before taxes, excluding intangible amortization, was $97 million in the first quarter of 2008, compared with $13 million in the first quarter of 2007 and $90 million in the fourth quarter of 2007.

Total fee and other revenue was $169 million in the first quarter of 2008, compared with $50 million in the first quarter of 2007 and $170 million in the fourth quarter of 2007. The increase compared with the first quarter of 2007 primarily resulted from the merger with Mellon, new business and organic growth, partially offset by unfavorable market conditions. The decrease compared with the fourth quarter of 2007 resulted from lower market levels which more than offset the impact of organic growth and new business.

Net interest revenue increased $81 million compared with the first quarter of 2007, and $9 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 reflects the merger with Mellon and increased loan and deposit levels. The increase compared with the fourth quarter of 2007 was primarily due to higher loan and deposit levels, partially offset by the impact of lower spreads due to the lower interest rate environment.

Noninterest expense (excluding intangible amortization) increased $116 million compared with the first quarter of 2007 and $1 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 primarily reflects the merger with Mellon as well as expenses associated with new distribution channels. Noninterest expense increased less than 1% (unannualized) sequentially as higher incentive expense was primarily offset by lower seasonal expense.

Institutional Services Sector

At March 31, 2008, our assets under custody and administration were $23.1 trillion, unchanged from Dec. 31, 2007 and up from $15.9 trillion at March 31, 2007. The increase in assets under custody and administration, compared with March 31, 2007 primarily reflects the merger with Mellon and growth in the custody business, partially offset by lower market values. Equity securities comprised 30% and fixed-income securities were 70% of the assets under custody and administration at March 31, 2008, compared with 32% equity securities and 68% fixed-income securities at Dec. 31, 2007. Assets under custody and administration at March 31, 2008 consisted of assets related to custody, mutual fund, and corporate trust businesses of $18.1 trillion, broker-dealer service assets of $2.7 trillion, and all other assets of $2.3 trillion.

The Bank of New York Mellon Corporation     23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

	March 31, 2007 (a)		June 30, 2007 (a)		Sept. 30, 2007		Dec. 31, 2007	March 31, 2008
Market value of assets under custody and administration at period-end (in trillions) (b)	$15.9	(c)	$16.7	(c)	$22.7	(c)	$23.1	$23.1
Market value of securities on loan at period-end (in billions) (d)	397		397		663		633	676
(a)	Legacy The Bank of New York only.
(b)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce of $930 billion at March 31, 2008, $989 billion at Dec. 31, 2007, and $957 billion at Sept. 30, 2007.
(c)	Revised for Acquired Corporate Trust Business and harmonization adjustments.
(d)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

Asset Servicing segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Securities servicing fees - Asset Servicing	$390	$424	$689	$768	$851	11%	118%
Foreign exchange and other trading activities	67	77	161	206	200	(3)	199
Other	15	19	56	53	44	(17)	193

Total fee and other revenue	472	520	906	1,027	1,095	7	132
Net interest revenue	125	148	195	224	221	(1)	77

Total revenue	597	668	1,101	1,251	1,316	5	120
Noninterest expense (ex. intangible amortization)	432	464	753	807	745	(8)	72

Income before taxes (ex. intangible amortization)	165	204	348	444	571	29	246
Amortization of intangible assets	1	2	6	6	7	17	600

Income before taxes	$164	$202	$342	$438	$564	29	244

Pre-tax operating margin (ex. intangible amortization)	28%	31%	32%	35%	43%
Average assets	$28,453	$30,819	$43,948	$48,353	$53,123	10	87
Average deposits	25,652	28,119	37,971	42,338	46,964	11	83
Securities lending revenue	36	55	110	164	242	48	572
Market value of securities on loan at period-end (in billions)	397	397	663	633	676	7	70
(a)	Legacy The Bank of New York only.

Business description

The Asset Servicing segment includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management and credit-related services and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker-dealers, investment managers, insurance companies and mutual funds.

The results of the Asset Servicing segment are driven by a number of factors which include the level of transactional activity and extent of services provided including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending and investment manager backoffice outsourcing, as well as the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. Broker-dealer fees depend on the level of activity in the fixed income markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, the adoption of tri-party repo arrangements continues to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investment and other

24     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to subcustodians are driven by market values of global assets and related transaction volumes.

We are one of the leading global securities servicing companies with a total of $23.1 trillion of assets under custody and administration at March 31, 2008. We are one of the largest providers of fund services in the world, servicing over $4.7 trillion in assets. We also service more than 45% of the exchange-traded funds in the U.S. BNY Mellon Asset Servicing clients include 55% of the top 20 endowments. Additionally, we service 42% of the top 50 endowments.

We are a leading custodian in the U.K. and service 35% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment interest and capital flow. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of more than $3.5 trillion in 30 markets around the world. We are one of the largest global providers of performance and risk analytics with $9.6 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear approximately 50% of transactions in U.S. Government securities. With $1.8 trillion in tri-party balances worldwide, we are a leading collateral management agent.

Review of financial results

Income before taxes was $564 million in the first quarter of 2008 compared with $164 million in the first quarter of 2007, and $438 million in the fourth quarter of 2007.

Total fee and other revenue increased $623 million in the first quarter of 2008 compared with the first quarter of 2007 driven by the merger with Mellon, higher securities lending revenue related to market volatility, as well as net new business and the fourth quarter 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V.

Securities lending revenue increased $206 million from the first quarter of 2007 and $78 million on a sequential quarter basis. The increase from the first quarter of 2007 resulted from the merger with Mellon, favorable spreads in the short-term credit markets and the acquisition of the remaining interest in BNY Mellon Asset Servicing B.V. The sequential quarter increase reflects the favorable spreads in the short-term credit markets and acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V.

Foreign exchange and other trading activity increased $133 million compared with the first quarter of 2007 and decreased $6 million sequentially. The increase compared to a year ago reflects the merger with Mellon as well as higher client volumes and a significant increase in currency volatility. The sequential quarter decrease reflects lower volumes primarily offset by higher volatility.

Net interest revenue increased $96 million compared with the first quarter of 2007, and decreased $3 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 was primarily driven by the merger with Mellon, deposit growth and improved spreads. The sequential quarter decrease primarily reflects lower spreads.

Noninterest expense (excluding intangible amortization) increased $313 million compared with the first quarter of 2007 and decreased $62 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 reflects the merger with Mellon and the impact of new business and other growth initiatives as well as $12 million of expense related to capital support agreements, partially offset by the impact of merger-related synergies. The sequential decrease principally reflects the impact of merger-related synergies, lower sub-custodian fees and seasonality.

The Bank of New York Mellon Corporation     25

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Issuer Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Securities servicing fees – Issuer services	$319	$367	$436	$438	$374	(15)%	17%
Other	34	23	24	19	33	74	(3)

Total fee and other revenue	353	390	460	457	407	(11)	15
Net interest revenue	102	131	159	175	153	(13)	50

Total revenue	455	521	619	632	560	(11)	23
Noninterest expense (ex. intangible amortization)	229	240	291	324	317	(2)	38

Income before taxes (ex. intangible amortization)	226	281	328	308	243	(21)	8
Amortization of intangible assets	17	17	20	21	20	(5)	18

Income before taxes	$209	$264	$308	$287	$223	(22)%	7%

Pre-tax operating margin (ex. intangible amortization)	50%	54%	53%	49%	43%
Average assets	$15,701	$23,189	$30,738	$32,708	$32,182	(2)%	105%
Average deposits	11,652	19,183	26,153	28,272	27,608	(2)	137
Depositary receipts outstanding (in billions)	642	779	1,178	1,360	1,221	(10)	90
Depositary receipt trading value (in billions)	233	248	354	519	499	(4)	114
(a)	Legacy The Bank of New York only.

Business description

The Issuer Services segment provides a diverse array of products and services to fixed income and equity issuers, including corporations and shareholders, corporate trust, depositary receipts, employee investment plan services, and shareowner services.

As the world’s largest trustee, we provide diverse services for corporate, municipal, structured, and international debt issuers. We serve as trustee or agent for approximately 90,000 issues and service $12 trillion in outstanding debt from offices in 54 locations around the world, including 18 non-U.S. locations. We serve as depositary for more than 1,300 American and global depositary receipt programs, with a 64% market share, acting in partnership with leading companies from 63 countries. In addition to its top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions ranging from record keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Fee revenue in the Issuer Services segment depends on:

•	the volume of issuance of fixed income securities;
•	depositary receipts issuance and cancellation volume;
•	corporate actions impacting depositary receipts; and
•	transfer agency and corporate action volumes.

Expenses in the Issuer Services segment are driven by staff, equipment, and space required to support the services provided by the segment.

Review of financial results

Income before taxes was $223 million in the first quarter of 2008, compared with $209 million in the first quarter of 2007 and $287 million in the fourth quarter of 2007.

Total fee and other revenue increased $54 million, or 15%, in the first quarter of 2008 compared with the first quarter of 2007. The growth in total fee and other revenue compared to the first quarter of 2007 reflects the merger with Mellon as well as an increase in non-U.S. revenue related to the Corporate Trust business. Total fee and other revenue decreased sequentially resulting from the

26     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

seasonality associated with the Depositary Receipts business.

Net interest revenue increased $51 million, or 50%, in the first quarter of 2008 compared with the first quarter of 2007, reflecting a significant increase in deposits in both the Corporate Trust and Shareowner Services businesses, driven by the transition of deposits related to the Acquired Corporate Trust Business, increased client volumes, as well as the merger with Mellon. The sequential-quarter decrease in net interest revenue was driven primarily by a lower level of noninterest-bearing deposits given a fourth quarter 2007 increase related to corporate actions in Shareowner Services. Average deposits were $27.6 billion in the first quarter of 2008, compared with $11.7 billion in the first quarter of

2007 and $28.3 billion in the fourth quarter of 2007. The higher levels of deposits compared to the first quarter of 2007 reflects the impact of the merger with Mellon and the Acquired Corporate Trust Business and increased liquidity from our other issuer services customers.

Noninterest expense (excluding intangible amortization) increased $88 million, or 38%, in the first quarter of 2008 compared with the first quarter of 2007, reflecting the merger with Mellon, expenses associated with revenue growth and monitoring of trusteeships in a volatile environment and severance expense, partially offset by merger-related synergies. Noninterest expense declined by 2% (unannualized) sequentially, primarily reflecting the impact of merger-related synergies.

Clearing & Execution Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07		4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Securities servicing fees – Clearing and execution services	$282	$292	$302		$310	$265	(15)%	(6)%
Other	28	29	70		47	54	15	93

Total fee and other revenue	310	321	372		357	319	(11)	3
Net interest revenue	74	75	77		78	74	(5)	-

Total revenue	384	396	449		435	393	(10)	2
Noninterest expense (ex. intangible amortization)	277	294	316		305	274	(10)	(1)

Income before taxes (ex. intangible amortization)	107	102	133		130	119	(8)	11
Amortization of intangible assets	6	6	6		6	6	-	-

Income before taxes	$101	$96	$127		$124	$113	(9)%	12%

Pre-tax operating margin (ex. intangible amortization)	28%	26%	25	% (b)	30%	30%
Memo: Income before taxes (ex. intangible amortization and non-operating item)	$107	$102	$106	(b)	$130	$119	(8)%	11%
Average assets	$14,985	$14,392	$15,854		$16,698	$16,574	(1)%	11%
Average active accounts (in thousands)	5,149	5,195	5,064		5,069	5,170	2	-
Average margin loans (in millions)	$5,396	$5,551	$5,287		$5,301	$5,245	(1)%	(3)%
(a)	Legacy The Bank of New York only.
(b)	Results for the third quarter of 2007 exclude the pre-tax benefit ($27 million) of the negotiated settlement received for the early termination of a contract that occurred in 2005.

The Bank of New York Mellon Corporation     27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

Our Clearing & Execution Services segment consists of the Pershing clearing business and a 35% equity interest in BNY ConvergEx Group LLC, which includes the B-Trade and G-Trade execution businesses that were sold by the Company to BNY ConvergEx Group on Feb. 1, 2008. The B-Trade and G-Trade execution businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis. These businesses were sold at book value with the potential for an earnout to be realized in the first quarter of 2009.

Our Pershing LLC and Pershing Advisor Solutions LLC subsidiaries provide financial institutions and independent registered investment advisors with operational support, trading services, flexible technology, an expansive array of investment solutions, practice management support and service excellence. Pershing services more than 1,150 retail and institutional financial organizations and independent registered investment advisors who collectively represent more than five million investors.

Through our affiliate, BNY ConvergEx Group, we provide liquidity and execution management, investment technologies, intermediary and clearing services and a full suite of broker assisted and electronic trading capabilities in more than 90 global markets, executing approximately 160 million U.S. shares and more than $900 million in non-U.S. principal each day and clearing nearly one million trades daily.

Revenue in this segment includes broker-dealer and Registered Investment Advisor services and electronic trading services which are primarily driven by:

•	trading volumes, particularly those related to retail customers;
•	overall market levels; and
•	the amount of assets under administration.

A substantial amount of revenue in this segment is generated from non-transactional activities, such as asset gathering, mutual fund, money fund and retirement programs, administration and other services. Segment expenses are driven by staff, equipment and space required to support the services provided by the segment and the cost of execution and clearance of trades.

Review of financial results

Income before taxes increased 12% to $113 million for the first quarter of 2008 from $101 million in the first quarter of 2007, and decreased $11 million, or 9% (unannualized), from $124 million in the fourth quarter of 2007.

Total fee and other revenue increased $9 million in the first quarter of 2008 compared with the first quarter of 2007 and decreased $38 million compared with the fourth quarter of 2007. The increase compared with the first quarter of 2007 reflects continued strong growth in trading activity along with growth in money market and mutual fund positions, which were primarily offset by the sale of the B-Trade and G-Trade execution businesses. The sequential quarter decrease resulted from the sale of B-Trade and G-Trade.

Net interest revenue was unchanged compared with the first quarter of 2007 as the benefit of higher customer balances was offset by the impact of the lower rate environment. The $4 million decrease compared with the fourth quarter of 2007 resulted from the impact of the lower rate environment.

Noninterest expense (excluding intangible amortization) decreased $3 million compared with the first quarter of 2007 and $31 million compared with the fourth quarter 2007. The decreases from the first and fourth quarters of 2007 reflect the sale of B-Trade and G-Trade primarily offset by increased expenses in support of business growth.

28     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Treasury Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08	1Q08 vs. 4Q07	1Q08 vs. 1Q07
Revenue:
Treasury services	$47	$49	$114	$118	$121	3%	157%
Other	90	94	108	131	112	(15)	24

Total fee and other revenue	137	143	222	249	233	(6)	70
Net interest revenue	109	102	140	162	183	13	68

Total revenue	246	245	362	411	416	1	69
Noninterest expense (ex. intangible amortization)	119	127	194	201	205	2	72

Income before taxes (ex. intangible amortization)	127	118	168	210	211	-	66
Amortization of intangible assets	-	-	7	7	7	-	N/M

Income before taxes	$127	$118	$161	$203	$204	-%	61%

Pre-tax operating margin (ex. intangible amortization)	52%	48%	46%	51%	51%
Average loans	$11,899	$12,528	$13,715	$14,330	$15,341	7%	29%
Average assets	15,010	15,803	21,070	21,803	23,615	8	57
Average deposits	10,635	11,213	17,677	17,991	19,833	10	86
(a)	Legacy The Bank of New York only.
N/M	- Not meaningful.

Business description

The Treasury Services segment includes treasury services, global payment services, working capital solutions, capital markets business and large corporate banking.

Treasury services revenue is directly influenced by the volume of transactions and payments processed, loan levels, types of service provided and net interest revenue earned from deposit balances generated by activity across our business operations. Treasury services revenue is indirectly influenced by other factors including market volatility in major currencies and the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are driven by staff, equipment and space required to support the services provided.

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity, and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are one of the largest funds transfer banks in the U.S., transferring over $1.8 trillion daily via more than 170,000 wire transfers.

We provide a broad range of capital markets related services to large public and private corporations, as well as various governmental and not-for-profit entities. Such services include underwriting of debt and equity instruments, securities sales and trading and securities execution.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $204 million in the first quarter of 2008 compared with $127 million in the first quarter of 2007, and $203 million in the fourth quarter of 2007.

Total fee and other revenue increased $96 million, compared with the first quarter of 2007 and decreased $16 million compared with the fourth quarter of 2007. Treasury services fees were up $74 million from the first quarter of 2007 and $3 million from the fourth quarter of 2007. The increase compared with the first quarter of 2007 reflects the

The Bank of New York Mellon Corporation     29

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

merger with Mellon and higher global payment and cash management fees due primarily to higher client volumes. The sequential quarter increase reflects higher global payment and cash management fees due to higher client volumes. The increase in other income from the year-ago quarter reflects a higher valuation of the credit derivative portfolio. The decrease sequentially reflects the lower value of the credit derivative portfolio.

The increase in net interest revenue compared with the first quarter of 2007 reflects the merger with Mellon as well as higher deposit levels, including compensation balances (in lieu of treasury services fees), and wider spreads. The increase in net interest revenue sequentially primarily reflects a large government agency deposit in the first quarter of 2008.

Noninterest expense (excluding intangible amortization) increased $86 million compared with the first quarter of 2007 primarily due to the merger with Mellon, partially offset by the impact of merger-related expense synergies. The $4 million increase compared to the fourth quarter reflects business growth partially offset by merger-related expense synergies.

Other Segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	1Q07 (a)	2Q07 (a)	3Q07	4Q07	1Q08
Revenue:
Fee and other revenue	$47	$29	$74	$(93)	$12
Net interest revenue	(2)	(15)	22	15	32

Total revenue	45	14	96	(78)	44
Provision for credit losses	(15)	(15)	-	20	16
Noninterest expense (ex. intangible amortization and merger and integration expense)	55	63	103	132	101

Income (loss) before taxes (ex. intangible amortization and merger and integration expense)	5	(34)	(7)	(230)	(73)
Amortization of intangible assets	-	-	1	-	-

Merger and integration expense:
The Bank of New York Mellon	4	35	205	111	121
Acquired Corporate Trust Business	11	12	13	13	5

Total merger and integration expense	15	47	218	124	126

Income (loss) before taxes	$(10)	$(81)	$(226)	$(354)	$(199)

Memo: Income before taxes (ex. intangible amortization, merger and integration expense and non-operating items)	$5	$(34)	$21 (b)	$(230)	$(73)
Average assets	$24,655	$27,136	$43,380	$44,497	$45,750
Average deposits	9,718	9,355	14,180	14,815	12,871
(a)	Legacy The Bank of New York only.
(b)	Results for the third quarter of 2007 include a reduction in net interest revenue resulting from a recalculation of the yield on the leverage lease portfolio caused by the impact of the merger with Mellon and on the New York state marginal tax rate ($22 million) and a write-off of internally developed software ($6 million).

30     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

The Other segment primarily includes:

•	the results of leasing operations;
•	corporate treasury activities; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	revenue from corporate and bank owned life insurance;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results; and
•	gains (losses) from the sale of securities and other assets.

Noninterest expense includes:

•	merger and integration charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $199 million for the first quarter of 2008, compared with a loss of $10 million in the first quarter of 2007, and a loss of $354 million in the fourth quarter of 2007.

Total fee and other revenue decreased $35 million compared with the first quarter of 2007 and increased $105 million sequentially. The decrease compared with the first quarter of 2007 reflects a $28 million other than temporary impairment (“OTTI”) pre-tax loss related to securities backed by home equity lines of credit in our TRFC portfolio, a $24 million pre-tax OTTI loss related to ABS CDOs and the impact of adopting SFAS 157, partially offset by the benefit associated with the initial public offering by VISA. The increase sequentially reflects the $200 million (pre-tax) CDO write-down recorded in the fourth quarter of 2007.

Net interest revenue was $32 million in the first quarter of 2008, an increase of $34 million from the first quarter of 2007 and $17 million from the fourth quarter of 2007. Both increases are primarily due to the impact of the changing interest rate environment on our funds transfer pricing system.

The provision for credit losses was $16 million in the first quarter of 2008 compared with $20 million in the fourth quarter of 2007 and a credit of $15 million in the first quarter of 2007.

Noninterest expense (excluding intangible amortization and merger and integration expense) increased $46 million compared with the first quarter of 2007 and decreased $31 million sequentially. The increase compared with the first quarter of 2007 reflects the merger with Mellon. The decrease from the fourth quarter of 2007 reflects higher corporate incentives and changes in allocation methodology in the fourth quarter of 2007. Merger and integration expenses associated with the Mellon merger were $121 million in the first quarter of 2008 and include amounts for integration/conversion costs ($82 million), personnel-related costs ($34 million) and one-time costs ($5 million).

Critical accounting estimates

Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements contained in The Bank of New York Mellon’s 2007 Annual Report on Form 10-K. Our critical accounting estimates are those related to the allowance for credit losses, fair value of financial instruments, goodwill and other intangibles, and pension accounting.

Allowance for credit losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in our individual portfolio and markets. Further discussion of the four elements can be found under “Consolidated Balance Sheet Review”.

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is

The Bank of New York Mellon Corporation      31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows; however, as a practical expedient, it may be based on the credit’s observable market price. Additionally, it may be based on the fair value of collateral if the credit is collateral dependent. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At March 31, 2008, the unallocated allowance was $111 million or 23% of the total allowance. At March 31, 2008, if the unallocated allowance, as a percent of the total allowance, was five percent higher or lower, the allowance would have increased or decreased by approximately $25 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $108 million, while if each credit were rated one grade worse, the allowance would have increased by $275 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $38 million, while if the loss given default were one rating better, the allowance would have decreased by $58 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $3 million, respectively.

Fair value of financial instruments

On Jan. 1, 2008, we adopted SFAS 157 and SFAS 159. For further information, see Accounting changes and new accounting pronouncements in Note 3 to the Notes to Consolidated Financial Statements.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. SFAS 157 nullifies the guidance in EITF 02-3, which required deferral of profit at inception of a derivative transaction in the absence of observable data supporting the valuation technique. The standard also eliminates large position discounts for financial instruments quoted in active markets and requires consideration of our own credit quality when valuing liabilities.

For financial instruments where quotes from recent exchange transactions are not available, we determine fair value based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by an independent internal risk management function. Our valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns, and results of stress tests. We apply judgment in the

32     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

application of these factors. In addition, we must apply judgment when no external parameters exist.

In order to test the appropriateness of our valuations, we subject the models to review and approval by an independent internal risk management function, benchmark the models against similar instruments and validate model estimates to actual cash transactions. In addition, we perform detailed reviews and analyses of profit and loss. Valuation adjustments are determined and controlled by a function independent of the area initiating the risk position. As markets and products develop and the pricing for certain products becomes more transparent, we refine our valuation methods. Any changes to the valuation models are reviewed by management to ensure the changes are justified.

In times of financial stress, actual prices and valuations may significantly diverge from results predicted by models. In addition, other factors can affect our estimate of fair value, including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate. See “Basis of Presentation” in Note 1 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

To confirm that our valuation policies are consistent with exit price as prescribed by SFAS 157, we reviewed our securities and derivative valuations including recent transactions in the marketplace, pricing services and the results of similar types of transactions. As a result of maximizing observable inputs as required by SFAS 157, in the first quarter of 2008 we began to reflect external credit ratings as well as other observable inputs when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was immaterial to our first quarter 2008 earnings. The adoption of SFAS 157 primarily affected our Global markets business. We currently price over 95% of our assets and liabilities carried at fair value using observable prices and market based inputs. See consolidated balance sheet review – investment securities, as well as Note 12 in the Notes to

Consolidated Financial Statements for additional disclosure regarding SFAS 157.

SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in income. Effective Jan. 1, 2008, we elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings and, as a result, recorded a cumulative effect decrease to retained earnings of $36 million. See Note 13 in the Notes to Consolidated Financial Statements for additional disclosure regarding SFAS 159.

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statements No. 141 and No. 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” Goodwill ($16.6 billion at March 31, 2008) and indefinite-lived intangible assets ($2.7 billion at March 31, 2008) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets and liabilities.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

if the carrying amount of the reporting unit exceeds its fair value, an additional procedure would be performed. That additional procedure would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($3.7 billion at March 31, 2008) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets.

Pension accounting

BNY Mellon has defined benefit pension plans covering approximately 25,200 U.S. employees and approximately 4,400 non-U.S. employees.

Legacy The Bank of New York has one qualified and two non-qualified defined benefit pension plans in the U.S. and five outside the U.S. As of Dec. 31, 2007, the U.S. plans accounted for 75% of the projected benefit obligation.

In addition to its pension plans, legacy The Bank of New York has an Employee Stock Ownership Plan (“ESOP”). Benefits payable under the U.S. qualified pension plan are offset by the equivalent value of benefits earned under the ESOP.

Legacy Mellon has two qualified and several non-qualified defined benefit pension plans in the U.S. and two outside the U.S. As of Dec. 31, 2007, the U.S. plans accounted for 87% of the projected benefit obligation.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the legacy The Bank of New York U.S. plan the price used to value stock in the ESOP. Since 2005, these key elements have varied as follows:

(dollars in millions, except per share amounts)	2008	2007		Legacy The Bank of New York only
				2006	2005
Domestic plans:
Long-term rate of return on plan assets	8.00%	8.00%		7.88%	8.25%
Discount rate	6.38	6.00		5.88	6.00
Market-related value of plan assets (a)	$3,628	$1,352		$1,324	$1,502
ESOP stock price (a)	$47.15	$34.85		$30.46	$30.67
Net U.S. pension credit/(expense)	N/A	$16	(c)	$(26)	$(17)
All other net pension credit/(expense)	N/A	$(12	) (d)	(12)	$(9)
Total net pension credit/(expense) (b)	N/A	$4		$(38)	$(26)
(a)	See Note 1 “Summary of Significant Accounting and Reporting Policies” in the Bank of New York Mellon’s 2007 Annual Report.
(b)	Pension benefits expense includes discontinued operations expense of $6 million in 2006 and 2005.
(c)	Includes a $21 million credit for legacy Mellon plans based on a discount rate of 6.25% as of July 1, 2007, and a long-term rate of return on plan assets of 8.25%.
(d)	Includes $4 million of expense for legacy Mellon’s foreign plans.

The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indices whose yields were adjusted to match the duration of BNY Mellon’s pension liability. We also reviewed the results of several models that matched bonds to our pension cash flows. After reviewing the various indices and models, we selected a discount rate of 6.38% as of

34     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Dec. 31, 2007. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

Our expected long-term rate of return on plan assets is based on anticipated returns for each asset class. Anticipated returns are weighted for the target allocation for each asset class. Anticipated returns are based on forecasts for prospective returns in the equity and fixed income markets, which should track the long-term historical returns for these markets. We also consider the growth outlook for U.S. and global economies, as well as current and prospective interest rates.

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. For the legacy Mellon plans, the market-related value of assets was set equal to the assets’ market value as of July 1, 2007. The averaging of actuarial gains and losses for the legacy Mellon plan assets will be phased in over the next five years.

Unrecognized actuarial gains and losses are amortized over the future service period of active employees if they exceed a threshold amount. BNY Mellon currently has $183 million of unrecognized losses which are being amortized.

The annual impacts of hypothetical changes in the key elements on pension costs are shown in the table below.

Pension expense (a) (dollar amounts in millions, except per share amounts)	Increase in pension expense				(Decrease) in pension expense
Long-term rate of return on plan assets	(100	) bps	(50	) bps	50 bps	100 bps
Change in pension expense	$46.3		$23.3		$(23.2)	$(46.1)

Discount rate	(50	) bps	(25	) bps	25 bps	50 bps
Change in pension expense	$20.9		$10.4		$(9.5)	$(18.0)

Market-related value of plan assets	(20.00)%		(10.00)%		10.00%	20.00%
Change in pension expense	$138.6		$62.8		$(40.2)	$(81.8)

ESOP stock price	$(10)		$(5)		$5	$10
Change in pension expense	$11.5		$5.5		$(5.2)	$(9.9)
(a)	Pension expense totaled $7 million in the first quarter of 2008, $45 million for the full year 2007 and $74 million for the full year 2006.

The Bank of New York Mellon Corporation     35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Consolidated balance sheet review

Total assets were $204.9 billion at March 31, 2008 and $197.7 billion at Dec. 31, 2007. Total shareholders’ equity was $28.5 billion at March 31, 2008, compared with $29.4 billion at Dec. 31, 2007. The increase in assets from Dec. 31, 2007 primarily reflects the growth in deposits. The decrease in shareholder’s equity reflects higher unrealized mark-to-market losses in the securities portfolio.

Interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements totaled $49.6 billion or 24% of assets at March 31, 2008, compared with $43.4 billion, or 22% of assets at Dec. 31, 2007. This increase in liquid assets reflects the growth in deposits.

Investment securities were $45.5 billion or 22% of assets at March 31, 2008, compared with $48.7 billion or 25% of assets at Dec. 31, 2007. The decrease in investment securities primarily relates to the higher unrealized securities loss as well as paydowns in the mortgage-backed portfolio.

Loans were $52.1 billion or 25% of assets at March 31, 2008, compared with $50.9 billion or 26% of assets at Dec. 31, 2007. The increase in loan levels was driven by demand from our securities servicing clients.

Investment securities

The following table shows the distribution of our securities portfolio:

Investment securities (at fair value)	March 31, 2008	Dec. 31, 2007
(in millions)
Fixed income securities:
Mortgage and asset-backed securities	$41,694	$44,934
Corporate debt	558	560
Short-term money market instruments	367	452
U.S. treasury securities	459	437
U.S. government agencies	576	778
State and political subdivisions	699	721
Other foreign debt	276	298
Subtotal fixed income securities	44,629	48,180
Equity securities:
Money market or fixed income funds	769	406
Other	85	103
Subtotal equity securities	854	509
Total investment securities	$45,483	$48,689

At March 31, 2008, our investment securities portfolio totaled $45.5 billion and consists of our core securities portfolio of $42.6 billion and our TRFC portfolio of $2.9 billion.

Total investment securities were $48.7 billion at Dec. 31, 2007, reflecting our core portfolio of $45.2 billion and $3.5 billion in our TRFC portfolio. Average investment securities were $48.3 billion in the first quarter of 2008, compared with $47.0 billion in the fourth quarter of 2007.

The unrealized net of tax loss on our total securities available for sale portfolio was $1.789 billion at March 31, 2008, which was comprised of $1.523 billion in our core portfolio and $266 million in our TRFC portfolio. The unrealized net of tax loss in the core portfolio includes $62 million related to securities available for sale for which the valuation fell within level 3 of the SFAS 157 hierarchy. See Note 12 in the Notes to Consolidated Financial Statements for an explanation of SFAS 157 fair value hierarchy. The unrealized net of tax loss at Dec. 31, 2007 was $342 million and related entirely to our core portfolio. The increase in the unrealized loss in the first quarter of 2008 compared with the fourth quarter of 2007 was due to spread widening in the fixed income and asset-backed securities markets. The unrealized net of tax loss on securities available-for-sale decreased the adjusted tangible common equity ratio 90 bps at March 31, 2008.

36     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Significant dislocation continued in the credit markets, particularly late in the first quarter of 2008. Spreads continued to widen appreciably as there were forced liquidations in the asset and mortgage-backed securities markets. At March 31, 2008, our core asset and mortgage-backed securities portfolio continued to remain highly rated, with 95% of our securities rated AAA. We continue to have the ability and intent to hold these securities until any temporary impairment is recovered, or until maturity.

We routinely test our investment portfolio securities for other-than-temporary impairment (“OTTI”). In the first quarter of 2008, we recorded a $74 million pre-tax securities loss associated with OTTI related to ABS CDOs, SIVs and home equity lines of credit in our TRFC portfolio. See below for a further description of the losses on these securities:

•	A $24 million loss related to ABS CDOs. This loss reduced the ABS CDOs, on an amortized cost basis, net of OTTI to $155 million, or 40% of par, at March 31, 2008.

The CDOs held in our investment securities portfolio are valued using quoted dealer prices. Economic models, in conjunction with quoted dealer prices, are used to determine whether a CDO has experienced an OTTI. A primary driver of the economic model for CDOs is the assumption of a peak-to-trough decline in home prices. The peak-to-trough assumption is determined by using several independent sources, including: forecasts of future home price appreciation rates, housing sales data, housing inventory levels, and other significant housing market trends, as well as the forward curve for interest rates. If an OTTI has occurred, the difference between the carrying value and the value using indicative dealer prices is charged to earnings. The CDO securities are included in level 3 in the fair value hierarchy as described in Note 12 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

•

A $22 million loss related to a SIV. This charge reduced our amortized cost basis, net of OTTI, to $162 million, or 77% of par, at March 31, 2008. The SIVs are included in other securities in the core portfolio below. On Jan. 8, 2008, we were notified of an enforcement action against the SIV related to the securities. This enforcement action will likely result in the liquidation of the SIV. We expect to receive an in-kind vertical slice of the underlying assets held by the SIV if there is a liquidation. The underlying assets held by the SIV were rated 60% AAA, 22% AA, 11% A and 7% other at March 31, 2008.

At March 31, 2008, the fair value of the SIV securities was determined by reviewing the assets underlying the securities. The underlying assets were priced primarily using broker quotes and vendor prices. If an OTTI occurs, the difference between the carrying value and the value using indicative dealer or vendor prices is charged to earnings. The SIV securities are included in level 3 in the fair value hierarchy as described in Note 12 – Fair Value Measurement in Notes to Consolidated Financial Statements.

•

A $28 million loss related to securities backed by home equity lines of credit in our TRFC portfolio. This loss is based on both a deterioration of specific securities combined with weakening credit support due to downgrades of certain bond insurers providing credit support.

At March 31, 2008, we had discontinued accruing interest on $118 million of our CDO and SIV securities due to uncertainty about collecting the carrying value.

Below are the securities in our core portfolio, at fair value, which incorporates our unrealized loss by credit rating:

The Bank of New York Mellon Corporation     37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Credit ratings for core securities portfolio March 31, 2008 (dollar amounts in millions)	Variable & fixed rate residential mortgage- backed securities		Subprime mortgage- backed securities (c)	Commercial mortgage- backed securities	Asset- backed securities CDOs	European floating rate notes	Other	Total		%
	Agency	Non-Agency (a)
AAA	$10,905	$14,462	$227	$2,797	$34	$8,888	$2,559	$39,872		95%
AA	-	71	733	70	35	144	485	1,538		4
A	-	19	172	7	10	-	309	517		1
Other	-	23	18	-	11	-	203	255		-
Total fair value	$10,905	$14,575	$1,150	$2,874	$90	$9,032	$3,556	$42,182	(b)	100%
Amortized cost less write-downs	$10,811	$16,065	$1,457	$2,964	$155	$9,501	$3,645	$44,598
Fair value as a % of amortized cost less write-downs	101%	91%	79%	97%	58%	95%	98%	95%
(a)	Includes nonconforming mortgages such as Alt-A.
(b)	Excludes $0.4 billion of unrated investments that principally support our asset management activities
(c)	More than 98% of the collateral supporting these mortgage-backed securities is vintage 2005 or earlier.

The effective duration of our mortgage and asset-backed securities in the core portfolio at March 31, 2008 was approximately 2.15 years.

Below are the securities in the TRFC portfolio, at fair value, which incorporates our unrealized loss by credit rating:

Credit ratings for TRFC portfolio March 31, 2008 (dollar amounts in millions)	Variable & fixed rate residential mortgage- backed securities	Subprime mortgage- backed securities (a)	Credit cards	Home equity lines of credit	Other asset- backed securities	Total	%
AAA	$1,307	$240	$-	$454	$29	$2,030	69%
AA	-	-	39	-	18	57	2
A	-	-	662	160	-	822	28
Other	-	-	-	38	-	38	1
Total fair value	$1,307	$240	$701	$652	$47	$2,947	100%
Amortized cost less write-downs	$1,591	$272	$741	$738	$50	$3,392
Fair value as a % of amortized cost less write-downs	82%	88%	95%	88%	94%	87%
(a)	Year of vintage for these securities is 2% 2005, 75% 2006 and 23% 2007.

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	March 31, 2008		Dec. 31, 2007
Core portfolio:
Municipal securities	$645		$660
Mortgage-backed securities	205		237
Total core portfolio	850		897
TRFC portfolio	659		802
Total	$1,509	(a)	$1,699
(a)	The par value guaranteed by the monoline insurers was 1.7 billion.

At March 31, 2008, these securities were rated 77% AAA, 1% AA, 18% A and 4% other. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer. Home equity lines of credit, included in the TRFC portfolio above, represent opportunity 60% of the essential rated A or lower.

38     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Loans

Total loans (in billions)	March 31, 2008	Dec. 31, 2007
Period-end:
Non-margin	$47.0	$45.7
Margin	5.1	5.2
Total	$52.1	$50.9
Quarterly average:
Non-margin	$43.2	$41.8
Margin	5.3	5.3
Total	$48.5	$47.1

At March 31, 2008, total exposures were $114.6 billion, down slightly from $114.9 billion at Dec. 31, 2007, reflecting decreased exposure to financial institutions. Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 69% of our total lending exposure.

The following table provides additional details on our credit exposures and outstandings for continuing operations at March 31, 2008 compared with Dec. 31, 2007.

Total exposure - consolidated	March 31, 2008			Dec. 31, 2007
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin-loans:
Financial institutions	$14.8	$30.7	$45.5	$14.1	$32.2	$46.3
Commercial	6.4	27.6	34.0	6.0	27.8	33.8
Subtotal institutional	21.2	58.3	79.5	20.1	60.0	80.1
Wealth management loans and mortgages	7.6	2.1	9.7	8.0	2.2	10.2
Lease financing	4.9	0.1	5.0	4.9	0.1	5.0
Commercial real estate	3.2	1.8	5.0	3.0	1.7	4.7
Other	10.1	0.2	10.3	9.7	-	9.7
Subtotal non-margin loans	47.0	62.5	109.5	45.7	64.0	109.7
Margin loans	5.1	-	5.1	5.2	-	5.2
Total	$52.1	$62.5	$114.6	$50.9	$64.0	$114.9

Total loans were $52.1 billion at March 31, 2008, compared with $50.9 billion at Dec. 31, 2007. The increase in total loans primarily reflects increased short-term lending to financial institutions. Average total loans were $48.5 billion in the first quarter of 2008, compared with $47.1 billion in the fourth quarter of 2007. The increase in average loans primarily resulted from short-term lending to financial institutions and overdrafts related to custody and securities clearance clients. At March 31, 2008, we had less than $20 million of subprime mortgages in our loan portfolio. These loans, which are included in wealth management loans and mortgages, were issued to support our Community Reinvestment Act requirements. Other loans are composed largely of overdrafts related to custody and securities clearance clients.

We have elected the fair value option under SFAS 159 for $390 million of certain existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings.

The Bank of New York Mellon Corporation     39

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Financial institutions

The financial institutions portfolio exposure was $45.5 billion at March 31, 2008, compared to $46.3 billion at Dec. 31, 2007. The change from Dec. 31, 2007 primarily reflects a decrease in unfunded commitments to asset managers. Exposures to financial institutions are high quality with 87% meeting the investment grade equivalent criteria of our rating system. These exposures are generally short-term, with 73% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 93% meeting our investment grade equivalent ratings criteria. These exposures are generally short term liquidity facilities with the vast majority to regulated mutual funds. At March 31, 2008, we had $72 million of senior loans to two SIVs, net of credit losses and repayments. We believe we are adequately reserved for any further potential losses. This represents the extent of our loan exposure to SIVs.

Our mortgage banking exposures are 88% investment grade with the balance of our exposure extended on a secured basis. We have also purchased $200 million of credit protection related to this portfolio.

At March 31, 2008, insurance exposure in the table below includes $239 million of direct credit exposure to six monoline financial guaranty insurers. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions portfolio exposure	March 31, 2008					Dec. 31, 2007
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$7.2	$4.8	$12.0	93%	93%	$6.9	$5.2	$12.1
Banks	4.4	3.6	8.0	58	93	4.2	3.2	7.4
Asset managers	1.4	8.7	10.1	93	86	1.2	9.9	11.1
Insurance	0.3	7.2	7.5	96	31	0.2	7.2	7.4
Government	0.1	3.3	3.4	97	25	0.1	3.2	3.3
Mortgage banks	0.5	0.1	0.6	88	60	0.6	0.1	0.7
Other	0.9	3.0	3.9	80	58	0.9	3.4	4.3
Total	$14.8	$30.7	$45.5	87%	73%	$14.1	$32.2	$46.3

40     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Commercial

The commercial portfolio exposure increased slightly to $34.0 billion at March 31, 2008, from $33.8 billion at Dec. 31, 2007. Approximately 80% of the portfolio is investment grade and 22% of the portfolio matures within one year. We continue to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years.

Commercial portfolio exposure	March 31, 2008					Dec. 31, 2007
(in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$1.4	$2.6	$4.0	63%	12%	$1.4	$2.8	$4.2
Manufacturing	2.1	8.8	10.9	73	22	1.9	9.2	11.1
Energy and utilities	0.9	6.6	7.5	95	8	1.0	6.4	7.4
Services and other	2.0	9.6	11.6	82	33	1.7	9.4	11.1
Total	$6.4	$27.6	$34.0	80%	22%	$6.0	$27.8	$33.8

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	March 31, 2007(a)	June 30, 2007(a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Financial institutions	87%	85%	85%	88%	87%
Commercial	75%	75%	80%	82%	80%
(a)	Legacy The Bank of New York only.

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals secured by marketable securities and jumbo mortgages. As noted above at March 31, 2008, we had less than $20 million of subprime mortgages in our portfolio.

Lease financings

We utilize the leasing portfolio as part of our tax cash flow management strategy. This portfolio generates attractive after-tax risk-adjusted returns. Counterparties in the leasing transactions are generally highly rated. The leasing portfolio consisted of non-airline exposures of $4.8 billion and $255 million of airline exposures at March 31, 2008.

Approximately 96% of the non-airline exposure is investment grade.

At March 31, 2008, our $255 million of exposure to the airline industry consisted of an $18 million real estate lease exposure, as well as the airline-leasing portfolio which included $85 million to major U.S. carriers, $155 million to foreign airlines and $15 million to U.S. regionals.

During the first quarter of 2008, the airline industry continued to face difficult operating conditions. Despite the industry’s improved capacity, higher fuel prices combined with a weaker economic outlook in the first quarter of 2008 had a dampening effect on aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

The Bank of New York Mellon Corporation     41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $5.0 billion at March 31, 2008 compared with $4.7 billion at Dec. 31, 2007. The slight increase primarily resulted from loans secured by residential building and loans to and investment grade real estate investment trusts (“REITS”). At March 31, 2008, approximately 75% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type with approximately 33% secured by residential buildings, approximately 21% secured by office buildings, approximately 11% secured by retail properties, and 35 % by other categories. Approximately 89% of the unsecured portfolio is allocated to REITs under revolving credit agreements.

Other loans

Other loans are composed largely of overdrafts related to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend and overdrafts associated with clearing and settlement.

We have implemented the following institutional credit strategies to improve our credit risk profile:

•	Focus on investment grade names to support cross-selling;
•	Avoid single name/industry concentrations, using credit default swaps as appropriate. At March 31, 2008, we used credit default swaps to reduce exposure on $1.888 billion of loans and commitments, and
•	At Dec. 31, 2007 we established a target of $4.5 billion of exposure reduction which will:
•	lower expected loss and potential volatility in the credit provision, and
•	result in a modest reduction in interest revenue and associated capital market fees.

Allowance for credit losses
(dollar amounts in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007(a)
Margin loans	$5,086	$5,210	$5,133
Non-margin loans	47,006	45,721	33,156
Total loans	$52,092	$50,931	$38,289
Quarterly activity
Allowance for credit losses:
Beginning balance	$494	$510	$437
Adoption of SFAS 159	(10)	-	-
Provision for credit losses	16	20	(15)
Net charge-off (recoveries)	13	36	(3)
Total allowance for credit losses	$487	$494	$425
Allowance for loan losses	$314	$327	$290
Allowance for unfunded commitments	173	167	135
Allowance for loan losses as a percent of total loans	0.60%	0.64%	0.76%
Allowance for loan losses as a percent of non-margin loans	0.67	0.72	0.87
Total allowance for credit losses as a percent of total loans	0.93	0.97	1.11
Total allowance for credit losses as a percent of non-margin loans	1.04	1.08	1.28
(a)	Legacy The Bank of New York only.

The total allowance for credit losses was $487 million, or 0.93% of total loans at March 31, 2008, compared with $425 million, or 1.11% of total loans at March 31, 2007, and $494 million, or 0.97% of total loans at Dec. 31, 2007. The decrease in the allowance for credit losses from Dec. 31, 2007 reflects our election of the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings.

42     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We had $5.086 billion and $5.210 billion of secured margin loans on our balance sheet at March 31, 2008 and Dec. 31, 2007, respectively. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to these loans. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and the allowance for unfunded commitments consists of four elements:

•	an allowance for impaired credits (nonaccrual commercial credits over $1 million);
•	an allowance for higher risk rated credits;
•	an allowance for pass rated credits; and
•	an unallocated allowance based on general economic conditions and risk factors in our individual markets.

The first element, impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their fair value. Fair value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

The second element, higher risk rated credits, is based on the assignment of loss factors for each specific risk category of higher risk credits. We rate each credit in our portfolio that exceeds $1 million and assign the credits to specific risk pools. A potential loss factor is assigned to each pool and an amount is included in the allowance equal to the product of the amount of the loan in the pool and the risk factor. Reviews of higher risk rated loans are conducted quarterly and the loan’s rating is updated as necessary. We prepare a loss migration analysis and compare our actual loss experience to the loss factors on an annual basis to attempt to ensure the accuracy of the loss factors assigned to each pool.

The third element, pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The credit rating is dependent upon the borrower’s probability of default. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed at least semi-annually and are periodically mapped to third party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and consumer portfolios. At our subsidiary banks that provide credit to small businesses, exposures are pooled and reserves are established based on historic portfolio losses.

The fourth element, the unallocated allowance, is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle;
•	Past experience including recent loss experience;
•	Credit quality trends;
•	Collateral values;
•	Volume, composition, and growth of the loan portfolio;
•	Specific credits and industry conditions;
•	Results of bank regulatory and internal credit exams;
•	Geopolitical issues and their impact on the economy; and
•	Volatility and model risk.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Domestic:
Commercial	59%	61%	64%
Wealth management	11	8	6
Real estate	3	3	2
Foreign	4	5	1
Unallocated	23	23	27
Total	100%	100%	100%
(a)	Legacy The Bank of New York only.

The above allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The Bank of New York Mellon Corporation     43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The percentage of the unallocated allowance for credit losses was 23% at March 31, 2008, unchanged from Dec. 31, 2007 and down from 27% at March 31, 2007. The unallocated allowance reflects various factors in the current credit environment and is also available, among other things, to absorb further deterioration in our mortgage industry-related exposure.

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	March 31, 2008	Dec. 31, 2007
Loans:
Commercial	$50	$39
Commercial real estate	49	40
Residential real estate	33	20
Foreign	78	87
Total nonperforming loans	$210	186
Other assets owned	5	4
Total nonperforming assets	$215	$190
Nonperforming assets ratio	0.4%	0.4%
Allowance for loan losses/nonperforming loans	149.5	175.8
Allowance for loan losses/nonperforming assets	146.0	172.1
Total allowance for credit losses/nonperforming loans	231.9	265.6
Total allowance for credit losses/nonperforming assets	226.5	260.0

The sequential quarter increase in nonperforming assets primarily reflects $19 million for a loan to a mortgage banking company, $9 million for a commercial real estate loan and $12 million for residential mortgages partially offset by $4 million of payments from a loan to a foreign SIV and charge-offs of $6 million related to a retail trade loan and $5 million on a loan to a foreign SIV.

The ratio of the allowance for loan losses to nonperforming assets was 146.0% at March 31, 2008, compared with 172.1% at Dec. 31, 2007.

Nonperforming assets quarterly activity (in millions)	March 31, 2008	Dec. 31, 2007
Balance at beginning of period	$190	$37
Additions	42	187
Charge-offs	(11)	(33)
Paydowns/sales	(7)	(4)
Other	1	3
Balance at end of period	$215	$190

Loans past due 90 days or more as to principal or interest totaled $326 million at March 31, 2008, compared with $343 million at Dec. 31, 2007. Past due loans at March 31, 2008 were primarily comprised of loans to an asset manager that has filed for bankruptcy (See Legal and Regulatory Proceedings). These loans are well secured, largely by cash and high-grade fixed income securities, and are in the process of collection.

Interest income would have increased by $3.4 million and $0.5 million for the first quarters of 2008 and 2007 if loans on nonaccrual status at March 31, 2008 and 2007 had been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Impaired loans with an allowance	$167	$141	$17
Impaired loans without an allowance (b)	6	17	-
Total impaired loans	$173	$158	$17
Allowance for impaired loans (c)	$28	$34	$2
Average balance of impaired loans during quarter	140	51	25
Interest income recognized on impaired loans during the quarter	-	-	0.1
(a)	Legacy The Bank of New York only.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(c)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $127.2 billion at March 31, 2008, compared with $118.1 billion at Dec. 31, 2007. The increase reflects deposit growth in our asset servicing business and a large government agency deposit. Noninterest-bearing deposits were $28.4 billion at March 31, 2008, compared with $32.4 billion at Dec. 31, 2007. Interest-bearing deposits were $98.8 billion at March 31, 2008, compared with $85.8 billion at Dec. 31, 2007.

44     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Capital support agreements

During the first quarter of 2008, we executed a capital support agreement for a commingled short-term NAV fund (“CNAV Fund”), which is managed by the securities lending business included in our Asset Servicing segment, of $55.5 million covering securities related to Whistle Jacket Capital/White Pine Financial LLC (“Whistle Jacket”). Subsequently, we executed another capital support agreement for the same CNAV Fund of $30 million covering securities related to an asset-backed conduit sponsored by Thornburg Mortgage Capital Resources (“Thornburg”). Under these agreements, we will provide capital in specified circumstances to the CNAV Fund until June 30, 2008 in support of Whistle Jacket securities and April 2009 in support of Thornburg securities. Upon the sale or other disposition of a security covered by the capital support agreements (“Covered Security”), we are required to contribute capital that is the least of the following amounts: (i) the amount, if any, by which the amortized cost of a Covered Security exceeds the amount realized from the sale or other disposition of the Covered Security; (ii) the amount, if any, necessary to restore the net asset value per share of the fund to a specified threshold amount, or (iii) the remaining amount of the aggregate capital contribution limit, taking into account all prior contributions. We will not receive any consideration from the fund for the contributed capital, if any, under the agreements. The total expense that will be recorded over the term of the agreement will be equal to the amount of total capital, if any, actually contributed to the CNAV Fund.

At March 31, 2008, the total of all CNAV Funds which are managed by securities lending had a balance of $147 billion and included $7.3 billion of senior notes issued by SIVs, virtually all of which were rated AAA at March 31, 2008. Approximately 70% of these SIVs are bank-sponsored where the bank has committed to support the SIV.

Approximately 70% of the non-bank sponsored SIVs are scheduled to mature in 2008 and the remainder in the first quarter of 2009. Subsequent to March 31, 2008, all of the AAA-rated non-bank sponsored SIV securities held in the CNAV Funds were downgraded to AA.

Included in other expense during the first quarter of 2008 was $12 million associated with the current estimated fair value of the support agreements. We continue to monitor exposure to SIV senior note investments in funds we manage. On a case-by-case basis, depending on future circumstances, we could enter into further capital support agreements.

Liquidity and dividends

We maintain our liquidity through the management of our assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects our efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from our securities servicing, wealth management and treasury services businesses are generated through our diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling us to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets that can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Unrealized losses in the securities portfolio have not had an adverse impact on our liquidity. Liquidity is managed on both a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”).

Non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $23.7 billion and $12.7 billion on an average basis for the first three months of 2008 and 2007, respectively. The increase primarily reflects the merger with Mellon. Average foreign deposits, primarily from our European-based securities servicing business, were $67.9 billion and $33.6 billion for the first three months of 2008 and 2007, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and custody businesses, the merger with Mellon and the acquisition of the Acquired Corporate Trust Business. Domestic savings and other time deposits were $9.4 billion on an average basis for the first three months of 2008, compared with $1.0 billion for the first three months of 2007. The increase

The Bank of New York Mellon Corporation     45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

reflects the merger with Mellon and a large government deposit. Average payables to customers and broker-dealers were $4.9 billion on an average basis for the first three months of 2008 compared to $4.7 billion in 2007. Long-term debt averaged $17.1 billion and $8.9 billion for the first three months of 2008 and 2007, respectively. The increase in long-term debt reflects the merger with Mellon as well as the building of liquidity to pay debt maturing in 2008. Average noninterest-bearing deposits increased to $26.2 billion in the first quarter of 2008 from $14.9 billion in the first quarter of 2007, reflecting the merger with Mellon as well as a higher level of noninterest-bearing deposits driven by higher client activity across our business. A significant reduction in our securities servicing businesses would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

At March 31, 2008, our bank subsidiaries had the ability to pay dividends of approximately $1.823 billion to the Parent without the need for a regulatory waiver. This dividend capacity would increase in the remainder of 2008 to the extent of the banks’ net income less dividends. At March 31, 2008, nonbank subsidiaries of the Parent had liquid assets of approximately $976 million. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent. In accordance with GAAP, on July 1, 2007, the retained earnings of the bank subsidiaries acquired in the merger with Mellon were transferred to capital surplus. As a result, the dividend limitations for these banks is limited to the amount of earnings retained since the merger. Capital can be distributed by these banking subsidiaries if a regulatory waiver is obtained.

For the quarter ended March 31, 2008, the Parent’s quarterly average commercial paper borrowings, which exclude commercial paper issued by TRFC, were $48 million compared with $133 million for the quarter ended March 31, 2007. The Parent had cash of $3.857 billion at March 31, 2008, compared with $2.097 billion at March 31, 2007 and $4.414 billion at Dec. 31 2007. Commercial paper outstandings issued by the Parent were $30.7 million and $64.4 million at March 31, 2008 and March 31, 2007, respectively. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2008 increased by $1.8 billion compared with March 31, 2007. The Parent has been increasing cash in anticipation of the repayment of long-term debt that matures in the next twelve months. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to take dividends from its banks or issue debt.

On Oct. 10, 2006, we entered into a $250 million credit agreement with 11 financial institutions. The facility was reduced to $226 million, reflecting our merger with the parent company of one of our lenders, Mellon Bank, N.A., pursuant to the merger with Mellon. The fee on this facility depends on our credit rating and at March 31, 2008 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier I capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 1.3; and
•	adequate capitalization of all our banks for regulatory purposes.

This facility matures in October 2011. There were no borrowings under this facility at March 31, 2008.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities.

Access to the capital markets is partially dependent on our credit ratings, which as of March 31, 2008 were as follows:

46     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Debt ratings at March 31, 2008
	Standard & Poor’s	Moody’s	Fitch	Dominion Bond Rating Service
Parent:
Commercial paper	A-1	P-1	F1+	R-1 (middle)
Subordinated long-term debt	A	Aa3	A+	A (high)

Senior long-term debt	A+	Aa2	AA-	AA (low)

The Bank of New York:
Long-term deposits	AA-	Aaa	AA	AA

Mellon Bank, N.A.:
Long-term deposits	AA-	Aaa	AA	AA
Subordinated debt	A+	Aa1	A+	AA (low)

Outlook	Positive	Stable	Positive	Positive

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries. The Parent has $2.5 billion long-term debt that will become due in 2008 subsequent to March 31, 2008. In the first quarter of 2008, we called $417 million of subordinated debt and $309 million of trust preferred securities.

The Parent has the option to call $610 million of subordinated debt in 2008, which it expects to call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt.

In the first quarter of 2008, $300 million of senior debt and $250 million of subordinated debt matured. We also had $250 million of long-term debt, issued by The Bank of New York, that matured in the first quarter of 2008.

In the first quarter of 2008, we issued $1.65 billion of senior debt comprised of $900 million of senior medium-term floating rate notes issued at 3-month LIBOR plus 40 basis points due in 2010 and $750 million of 4.50% senior medium-term notes due in 2013. In the first quarter of 2008, we also issued $90 million of medium-term subordinated notes bearing interest at rates from 5.05% to 5.90%. The notes, which qualify as Tier II capital, are due in 2023 and 2033.

Double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus preferred trust securities. Our double leverage ratio at March 31, 2008 and 2007 was 101.42% and 101.34%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $500 million matured in March 2008. We renewed the committed line of credit for $375 million with four financial institutions and a maturity of March 2009. In the first quarter of 2008, the average borrowing against this line of credit was $3 million. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $76 million, in aggregate, during the first quarter of 2008.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matured in March 2008. We renewed the committed line of credit for $275 million with four financial institutions and a maturity of 2009. In the first quarter of 2008, the average borrowing against this line of credit was $11 million. Pershing Limited has three separate uncommitted lines of credit amounting to $300 million in aggregate. Average daily borrowing under these lines was $88 million, in aggregate, during the first quarter of 2008.

Statement of cash flows

Cash provided by operating activities was $0.9 billion for the first three months of 2008, compared with $2.0 billion provided by operating activities for the three months ended March 31, 2007. In the first quarter of 2008, earnings were a significant source of funds partially offset by change in accruals and other. The cash flows from operations in the first quarter of 2007 were principally the result of changes in trading activities and earnings.

The Bank of New York Mellon Corporation     47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

In the first three months of 2008, cash used for investing activities was $5.1 billion as compared to cash provided by investing activities in the first three months of 2007 of $0.3 billion. In the first three months of 2008, changes in federal funds sold and securities purchased under resale agreements, change in interest-bearing deposits and purchases of securities available-for-sale were a significant use of funds. Significant source of funds in the first three months of 2007 were changes in federal funds sold and securities purchased under resale agreements and paydowns of securities available for sale, partially offset by purchases of available-for-sale securities.

Through March 31, 2008, cash provided by financing activities was $5.2 billion, compared to $3.0 billion used for financing activities in the first three months of 2007. In the first three months of 2008, deposits were a significant source of funds, partially offset by the change in commercial paper. In the first three months of 2007, a reduction in deposits was a significant use of funds.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Average shareholders’ equity to assets ratio	14.72%	13.61%	11.05%

At March 31:
Total shareholders’ equity	$28,475	$29,403	$11,527
Tangible shareholders’ equity	$5,541	$6,670	$4,949
Adjusted tangible shareholders’ equity to assets ratio (b)(c)	4.14%	4.96%	5.47%
Tier I capital ratio (c)	8.76%	9.32%	8.43%
Total (Tier I plus Tier II) capital ratio	12.14%	13.25%	12.81%
Leverage capital ratio	6.18%	6.53%	6.80%
Book value per common share	$24.89	$25.66	$16.11
Tangible book value per common share	$4.84	$5.82	$6.92
Dividend per share	$0.24	$0.24	$0.23
Dividend yield	2.3%	2.0%	2.1%
Closing common stock price per share	$41.73	$48.76	$42.98
Market capitalization	$47,732	$55,878	$30,750
Common shares outstanding	1,143,818	1,145,983	715,403
(a)	Legacy The Bank of New York only.
(b)	Shareholders’ equity less goodwill and intangible assets divided by total assets less goodwill and intangible assets. Adjusted for deferred tax liabilities associated with non-tax deductible identifiable intangible assets.
(c)	Consolidated target ratios for Tier I and adjusted tangible common equity are 8.00% and 5.00%, respectively.

The decrease in shareholders’ equity compared with year-end resulted from a $1.789 billion unrealized, net of tax loss on our total securities available-for-sale portfolio at March 31, 2008. The unrealized net of tax loss at Dec. 31, 2007 was $342 million. During the first quarter of 2008, we retained $470 million of earnings. Accumulated other comprehensive income declined $1.263 billion reflecting the decrease in the fair value of the securities portfolio. Included in shareholders’ equity is a $36 million decrease in retained earnings resulting from the adoption of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, and a $20 million decrease in retained earnings from adopting EITF 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance Arrangements,” and EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”

In April 2008, BNY Mellon declared a quarterly common stock dividend of $0.24 per share, paid on May 2, 2008, to shareholders of record as of the close of business on April 23, 2008. We repurchased 6.3 million shares of common stock in the first quarter of 2008.

In a non-taxable business combination, such as our merger with Mellon, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the deferred tax liability. Bank regulators and rating agencies adjust equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement unless a sale occurs. As a result, we believe Tier I and adjusted tangible common equity should be our primary capital metrics.

The Tier I and adjusted tangible common equity ratios vary depending on the size of the balance sheet at quarter-end. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher to finance these activities. The adjusted tangible common equity ratio is also impacted by credit spreads and interest rates on unrealized gains and losses among other factors.

48     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Our Tier I capital ratio was 8.76% at March 31, 2008 which is 76 basis points above our principal capital measure target for Tier I capital of 8%. Tier I capital decreased $36 million due to the effect of adopting SFAS 159 for certain existing loans and unfunded loan commitments, and $20 million due to the impact of adopting EITF 06-4 and EITF 06-10.

Our adjusted tangible common equity ratio was 4.14% at March 31, 2008, which was lower than our targeted capital ratio of 5%, reflecting the unrealized mark-to-market securities loss mentioned above. We are comfortable with the current adjusted tangible common equity ratio given our ability to generate meaningful capital in coming quarters, our planned divestiture of Mellon 1st Business Bank and our expectation that the unrealized loss on the investment securities portfolio will decrease over time.

A billion dollar change in risk-weighted assets changes the Tier I ratio by 7 basis points while a $100 million change in common equity changes the Tier I ratio by 8 basis points.

A billion dollar change in assets changes the adjusted tangible common equity ratio by 2 basis points while a $100 million change in common equity changes the adjusted tangible common equity ratio by 5 basis points.

Capital adequacy

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

As of March 31, 2008 and 2007, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier I capital to risk-weighted assets and leverage (Tier I capital to average assets), which are shown as follows:

Consolidated and primary bank subsidiaries capital ratios	March 31, 2008			March 31, 2007 (a)		Guidelines

	Consolidated	The Bank of New York	Mellon Bank, N.A.	Consolidated	The Bank of New York	Well Capitalized	Adequately Capitalized
Tier I (b)	8.76%	8.33%	7.98%	8.43%	8.43%	6%	4%
Total capital (c)	12.14	11.73	11.16	12.81	11.70	10	8
Leverage	6.18	5.65	6.87	6.80	6.95	5	3-5
(a)	Legacy The Bank of New York only.
(b)	Tier I capital consists, generally, of common equity, trust-preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(c)	Total Capital consists of Tier I capital plus Tier II capital. Tier II capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the loan loss allowance.

At March 31, 2008, we had approximately $1.731 billion of trust preferred securities outstanding, net of issuance cost. On March 1, 2005, the Board of Governors of the Federal Reserve System (the “FRB”) adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, we will be subject to a 15% limit in the amount of trust preferred securities that can be included in Tier I capital, net of goodwill, less any related deferred tax liability.

Amounts in excess of these limits will be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the transition rules and the final rules, we expect all of our trust preferred securities to continue to qualify as Tier I capital. BNY Mellon and our bank subsidiaries are expected to remain “well capitalized” under the final rule.

The following table presents the components of our risk-based capital and risk-adjusted assets at March 31, 2008 and 2007:

The Bank of New York Mellon Corporation     49

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Risk-based and leverage capital ratios at quarter end (a) (in millions)	March 31, 2008	March 31, 2007 (b)
Tier I capital
Common shareholders’ equity	$28,475	$11,527
Trust-preferred securities	1,731	1,150
Adjustments for:
Goodwill & other intangibles (c)	(20,946)	(6,421)
Pensions	208	264
Securities valuation allowance	1,787	6
Merchant banking investment	(45)	(22)
Total Tier I capital	11,210	6,504
Qualifying unrealized equity security gains	-	4
Qualifying subordinate debt	3,845	2,946
Qualifying allowance for loan loss	487	425
Tier II Capital	4,332	3,375
Total risk-based capital	15,542	$ 9,879
Total risk-adjusted assets	$127,978	$77,130
(a)	On a regulatory basis.
(b)	Legacy The Bank of New York only.
(c)	Includes a deferred tax liability of $1.986 billion at March 31, 2008 and $154 million at March 31, 2007 associated with non-tax deductible identifiable intangible assets.

Trading activities

The fair value and notional amounts of our financial
instruments held for trading purposes at March 31,
2008 and Dec. 31, 2007 are as follows:

Trading account
	March 31, 2008			Dec. 31, 2007
	Notional Amount	Fair value (a)		Notional Amount	Fair value

(in millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$177,129	$-	$169	$81,738	$-	$95
Swaps	361,328	3,404	2,280	363,809	2,295	1,655
Written options	191,894	-	316	188,480	-	675
Purchased options	173,290	24	-	160,739	187	-
Foreign exchange contracts:
Swaps	4,210	-	-	3,479	-	-
Written options	6,149	-	112	7,177	-	176
Purchased options	5,905	188	-	6,974	137	-
Commitments to purchase and sell foreign exchange	322,775	2,372	2,418	306,018	1,184	1,156
Debt securities	-	890	123	-	1,665	213
Credit derivatives	2,052	50	2	2,260	61	3
Equities	12,442	690	481	9,565	877	604
Total return swaps	129	1	1	-	-	-
Commodity and other derivatives	-	-	-	-	14	-
Total trading account		$7,619	$5,902		$6,420	$4,577
(a)	Derivative financial instruments are reported net of cash collateral received and paid of $439 million and $920 million, respectively, at March 31, 2008. Such amounts for Dec. 31, 2007 were not material.

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

50     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We manage trading risk through a system of position limits, a value at risk (“VAR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is the basis for the economic capital calculation, which is allocated to lines of business for computing risk-adjusted performance.

As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events are also tested. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	1st Quarter 2008
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$6.8	$3.5	$10.1	$5.4
Foreign exchange	2.1	1.0	4.3	2.2
Equity	3.0	1.5	7.7	4.0
Credit (b)	4.0	1.9	6.3	4.0
Diversification	(5.4)	N/M	N/M	(4.8)
Overall portfolio	10.5	5.0	14.9	10.8

VAR	4th Quarter 2007
(in millions)	Average	Minimum	Maximum	Dec. 31
Interest rate	$4.4	$1.9	$8.0	$5.7
Foreign exchange	2.2	1.2	4.1	1.4
Equity	1.8	1.0	4.3	1.4
Credit (b)	5.6	3.5	7.9	5.6
Commodities	1.7	-	3.0	-
Diversification	(4.8)	N/M	N/M	(5.3)
Overall portfolio	10.9	7.9	14.5	8.8

VAR (c)	1st Quarter 2007
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$3.2	$1.9	$4.9	$4.5
Foreign exchange	1.2	0.6	2.1	1.6
Equity	2.0	0.8	6.6	1.8
Credit derivatives (b)	0.9	0.6	1.4	1.3
Commodities	1.7	-	3.3	3.3
Diversification	(2.0)	N/M	N/M	(3.4)
Overall VAR portfolio	7.0	3.0	10.9	9.1
(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of SFAS 157.
(b)	VAR is intended to depict risk by underlying driver, i.e., interest rate, currency exchange rate, or counterparty credit quality. Accordingly, the credit derivatives risk category has been revised to credit.
(c)	Legacy The Bank of New York only.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the first quarter of 2008, interest rate risk generated 43% of average VAR, credit risk generated 25% of average VAR, foreign exchange risk accounted for 13% of average VAR, and equity risk generated 19% of average VAR. During the first quarter of 2008, our daily trading loss exceeded our calculated VAR amounts on two occasions.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year.

The merger with Mellon and the volatility in the markets since July 2007 have caused the number of days when our trading revenue exceeded $5 million to increase significantly.

The Bank of New York Mellon Corporation     51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Distribution of revenues-number of days	Quarter ended
(in millions)	March 31, 2007 (a)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Revenue range:	Number of days
Less than $(2.5)	-	-	2	-	6
$(2.5) - $0	6	4	5	3	3
$0 - $2.5	33	33	16	8	6
$2.5 - $5.0	20	24	20	25	14
More than $5.0	3	3	20	26	33
(a)	Legacy The Bank of New York only and based on revenues before deducting share of joint venture partner, Susquehanna Trading.

Foreign exchange and other trading-counterparty risk ratings profile

The table below summarizes the risk ratings for $7.6 billion of our foreign exchange and interest rate derivative counterparty credit exposure.

The decline in the highest rating category in the first quarter of 2008 relates to the declining credit quality of swaps with CDO and ABS counterparties. In addition, declines in interest rates during the first quarter increased our exposures to these counterparties. Under SFAS 157, these factors reduced foreign exchange and other trading activities revenue by $32 million in the first quarter of 2008.

Foreign exchange and other trading- counterparty risk ratings profile (a)	March 31, 2007 (b)	June 30, 2007 (b)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Rating
AAA to AA-	75%	71%	70%	72%	61%
A+ to A-	13	13	12	13	18
BBB+ to BBB-	6	9	12	10	13
Noninvestment grade	6	7	6	5	8
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.
(b)	Legacy The Bank of New York only.

Asset/liability management

Our diversified business activities include lending, investing in securities, accepting deposits, processing securities, raising money as needed to fund assets, and other transactions. The market risks from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity. In addition to gap analysis, we use earnings simulation and discounted cash flow models to identify interest rate exposures.

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

The following table shows net interest revenue sensitivity for The Bank of New York Mellon:

Estimated changes in net interest revenue (a)
	March 31, 2008
(dollar amounts in millions)	$		%
up 200 bps vs. stable rate	$16	0.6%
up 100 bps vs. stable rate	18	0.6
down 100 bps vs. stable rate	17	0.6
down 150 bps vs. stable rate	10	0.4
(a)	Includes Mellon 1st Business Bank through June 30, 2008.

bps - basis points.

The baseline scenario’s Fed Funds rate in the March 31, 2008 analysis was 2.25%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters, the 200 basis point ramp scenarios assume a 50 basis point per quarter change and the 150 basis point ramp scenario assumes a 37.5 basis point per quarter change. The down 100 basis point and the down 150 basis point March 31, 2008 scenarios assume 10 year rates decline 33 and 48 basis points, respectively, which steepens the yield curve. Both the up 100 basis point and the up 200 basis point March 31, 2008 scenarios assume a flattening of the yield curve with 10-year rates rising 84 and 194 basis points, respectively. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The previous table relies on certain critical assumptions including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

Off-balance-sheet financial instruments

For information regarding off-balance-sheet financial instruments, see Note 15 “Commitments and contingent liabilities” in the Notes to Consolidated Financial Statements.

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

Continuing operations	Quarter ended
(in dollars, share amounts in thousands)	March 31, 2007 (a)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008
Earnings per share:
Basic:
Reported	$0.58	$0.59	$0.57	$0.62	$0.66
Adjusted for exchange ratio	0.61	0.63	0.57	0.62	0.66
Reported – ex. merger and integration expense (b)	0.59	0.64	0.68	0.68	0.73
Adjusted for exchange ratio – ex. merger and integration expense (b)	0.63	0.67	0.68	0.68	0.73
Reported – ex. merger and integration and intangible amortization expenses	0.62	0.66	0.76	0.75	0.79
Adjusted for exchange ratio – ex. merger and integration and intangible amortization expenses	0.66	0.70	0.76	0.75	0.79

Fully diluted:
Reported	0.57	0.59	0.56	0.61	0.65
Adjusted for exchange ratio	0.61	0.62	0.56	0.61	0.65
Reported – ex. merger and integration expense (b)	0.59	0.63	0.67	0.67	0.72
Adjusted for exchange ratio – ex. merger and integration expense (b)	0.62	0.66	0.67	0.67	0.72
Reported – ex. merger and integration and intangible amortization expenses	0.61	0.65	0.74	0.74	0.78
Adjusted for exchange ratio – ex. merger and integration and intangible amortization expenses	0.65	0.69	0.74	0.74	0.78

Average shares outstanding:
Basic – as reported	752,753	755,975	1,128,734	1,133,804	1,134,280
Basic – adjusted for exchange ratio	710,147	713,187	1,128,734	1,133,804	1,134,280

Fully diluted – as reported	763,172	766,251	1,141,145	1,148,176	1,147,906
Fully diluted – adjusted for exchange ratio	719,976	722,881	1,141,145	1,148,176	1,147,906
(a)	Legacy The Bank of New York only.
(b)	After-tax merger and integration expense totaled $10 million, $32 million, $127 million, $69 million and $75 million, respectively.

54     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Supplemental information - Reconciliation of Earnings Per Share - GAAP to Non-GAAP

Reported amounts are presented in accordance with GAAP. We believe that this supplemental non-GAAP information is useful to the investment community in analyzing the financial results and trends of our business. We believe they facilitate comparisons with prior periods and reflect the principal basis on which our management internally monitors financial performance. We also utilize non-GAAP measures which exclude certain GAAP items from our segment measures used internally to evaluate segment performance where management does not consider the GAAP items particularly relevant or useful in evaluating the operating performance of our business segments.

Reconciliation of net income and EPS - GAAP to non-GAAP	1Q08			4Q07				1Q07 (a)
	After-tax	EPS		After-tax		EPS		After-tax	EPS
Net income-GAAP	$746	$0.65		$520		$0.45		$434	$0.60
Discontinued operations income (loss)	(3)	-		-		-		(3)	-
Extraordinary (loss)-TRFC	-	-		180		0.16		-	-
Continuing operations	749	0.65		700		0.61		437	0.61	(b)
Merger and integration (M&I) expenses	75	0.07		69		0.06		10	0.01
Continuing operations excluding M&I expenses	824	0.72		769		0.67		447	0.62
Intangible amortization	75	0.07		78		0.07		19	0.03
Continuing operations before M&I expenses and intangible amortization	$899	$0.78	(b)	$847	(c)	$0.74	(c)	$466	$0.65
(a)	Legacy The Bank of New York only.
(b)	Does not foot due to rounding.
(c)	Results include $118 million after-tax, or $0.10 per share, resulting from write-downs of CDOs.

Recent accounting developments

SOP 07-1 – Investment Companies

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

This new standard was expected to be effective for fiscal years beginning on or after Dec. 15, 2007. However, in October 2007, the FASB delayed the effective date of SOP 07-1 indefinitely primarily because of concerns over implementation issues arising from the interaction between the SOP and SFAS 157 and SFAS 159 and because of the short implementation period between its issuance and its effective date. For entities that have not yet adopted the provisions of SOP 07-1, early adoption will not be permitted during the indefinite deferral. A new effective date will be determined after the FASB addresses implementation issues and potential amendments. We currently expect SOP 07-1 will not have a material impact on our financial condition or results of operation.

The Bank of New York Mellon Corporation     55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

SFAS No. 160 – Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements. This statement clarifies that a noncontrolling interest in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section separately from BNY Mellon as a distinct item. The equity section of the balance sheet will be required to present equity attributable to both controlling and noncontrolling interests. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the noncontrolling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest.

We will adopt SFAS 160 on Jan. 1, 2009. This statement is to be applied prospectively as of Jan. 1, 2009, except for the presentation requirements. The disclosure requirements are to be applied retroactively for all periods presented. We are currently evaluating the impact of SFAS 160.

SFAS No. 141 (revised) – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”), “Business Combinations.” SFAS 141 (R) requires all acquisitions of businesses to be measured at the fair value of the business acquired rather than the cost allocation process specified in SFAS No. 141. This statement requires deal costs, such as legal, investment banking, and due diligence costs to be expensed as incurred, lowers the threshold for recording acquisition contingencies and requires contingencies to be measured at fair value. This statement applies to business combination transactions completed subsequent to Dec. 31, 2008.

FSP No. FAS 140-3 – Repurchase Financing Agreements

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on the application of SFAS No. 140 to transactions involving a transfer of a financial asset and a repurchase financing of the previously transferred asset between the same counterparties. FSP 140-3 provides implementation guidance to differentiate between transfers and repurchase agreements that should be treated as a single transaction and transfers and repurchase agreements that are considered as two separate transactions. FSP 140-3 will be effective on Jan. 1, 2009. We are currently evaluating the impact of FSP 140-3.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”—an amendment of FASB Statement No. 133. SFAS No. 161 requires entities to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We expect to adopt SFAS 161 on Jan. 1, 2009.

56     The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 3 of Notes to Consolidated Financial Statements.

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

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as The Bank of New York Mellon, and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See “Risk Factors” in our 2007 Annual Report on Form 10-K.

Website information

Our website is www.bnymellon.com. We currently make available the following information on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

•

All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Form 3, 4 and 5 and any proxy statement mailed in connection with the solicitation of proxies;

•	Our earnings releases and selected management conference calls and presentations; and

•	Our Corporate Governance Guidelines and the charters of the Audit and Examining, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of our Board of Directors.

The contents of the website listed above are not incorporated into this Quarterly Report on Form 10-Q.

The SEC reports and the corporate governance guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, 9th Floor, NY, NY 10286.

The Bank of New York Mellon Corporation     57

Item 1. Financial Statements.

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED INCOME STATEMENT (unaudited)

	Quarter ended
(in millions, except per share amounts or unless otherwise noted)	March 31, 2008	Dec. 31, 2007	March 31, 2007(a)
Fee and other revenue
Securities servicing fees:
Asset servicing	$897	$809	$393
Issuer services	376	438	319
Clearing and execution services	267	314	282
Total securities servicing fees	1,540	1,561	994
Asset and wealth management fees	842	887	151
Performance fees	20	62	14
Foreign exchange and other trading activities	259	305	127
Treasury services	124	121	50
Distribution and servicing	98	113	2
Financing-related fees	48	52	52
Investment income	23	52	36
Securities gains (losses)	(73)	(191)	2
Other	97	82	47
Total fee and other revenue	2,978	3,044	1,475
Net interest revenue
Interest revenue	1,656	1,789	1,021
Interest expense	889	1,037	594
Net interest revenue	767	752	427
Provision for credit losses	16	20	(15)
Net interest revenue after provision for credit losses	751	732	442
Noninterest expense
Staff	1,352	1,365	720
Professional, legal and other purchased services	252	272	130
Distribution and servicing	130	133	4
Net occupancy	129	145	79
Furniture and equipment	79	82	50
Software	79	78	54
Business development	66	72	30
Sub-custodian	61	66	34
Communications	32	34	19
Clearing and execution	9	49	37
Other	182	198	72
Subtotal	2,371	2,494	1,229
Amortization of intangible assets	122	131	28
Merger and integration expense:
The Bank of New York Mellon	121	111	4
Acquired Corporate Trust Business	5	13	11
Total noninterest expense	2,619	2,749	1,272
Income
Income from continuing operations before income taxes	1,110	1,027	645
Provision for income taxes	361	327	208
Income from continuing operations	749	700	437
Discontinued operations:
Income (loss) from discontinued operations	(5)	(2)	(5)
Provision (benefit) for income taxes	(2)	(2)	(2)
Income (loss) from discontinued operations, net of tax	(3)	-	(3)
Income before extraordinary (loss)	746	700	434
Extraordinary (loss) on consolidation of commercial paper conduit, net of tax	-	(180)	-
Net income	$746	$520	$434

58     The Bank of New York Mellon Corporation

	Quarter ended
(in millions, except per share amounts or unless otherwise noted)	March 31, 2008	Dec. 31, 2007	March 31, 2007(a)
Earnings per share (b)
Basic:
Income from continuing operations	$0.66	$0.62	$0.61
Income (loss) from discontinued operations, net of tax	-	-	-
Income before extraordinary (loss)	$0.66	0.62	$0.61
Extraordinary (loss), net of tax	-	(0.16)	-
Net income	$0.66	$0.46	$0.61
Diluted:
Income from continuing operations	$0.65	$0.61	$0.61
Income (loss) from discontinued operations, net of tax	-	-	-
Income before extraordinary (loss)	$0.65	$0.61	$0.60	(c)
Extraordinary (loss), net of tax	-	(0.16)	-
Net income	$0.65	$0.45	$0.60
Average shares outstanding (b) (in thousands)
Basic	1,134,280	1,133,804	710,147
Common stock equivalents	13,626	14,372	9,829
Diluted	1,147,906	1,148,176	719,976
(a)	Legacy The Bank of New York only.
(b)	Earnings per share data and average shares outstanding are presented in post-merger share count terms.
(c)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation     59

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED BALANCE SHEET (unaudited)

(dollar amounts in millions, except per share amounts)	March 31, 2008	Dec. 31, 2007
Assets
Cash and due from banks	$7,689	$6,635
Interest-bearing deposits with banks	37,715	34,312
Federal funds sold and securities purchased under resale agreements	11,898	9,108
Securities:
Held-to-maturity (fair value of $2,080 and $2,171)	2,116	2,180
Available-for-sale	43,403	46,518
Total securities	45,519	48,698
Trading assets	7,619	6,420
Loans (includes $241 at fair value at March 31, 2008)	52,092	50,931
Reserve for loans losses	(314)	(327)
Net loans	51,778	50,604
Premises and equipment	1,714	1,731
Accrued interest receivable	723	739
Goodwill	16,581	16,331
Intangible assets	6,353	6,402
Other assets (includes $975 at fair value at March 31, 2008)	17,346	16,676
Total assets	$204,935	$197,656

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$28,446	$32,372
Interest-bearing deposits in domestic offices	26,680	21,082
Interest-bearing deposits in foreign offices	72,084	64,671
Total deposits	127,210	118,125
Federal funds purchased and securities sold under repurchase agreements	2,963	2,193
Trading liabilities	5,902	4,577
Payables to customers and broker-dealers	7,727	7,578
Commercial paper	31	4,079
Other borrowed funds	2,999	1,840
Accrued taxes and other expenses	6,483	8,101
Other liabilities (including allowance for lending related commitments of $173 and $167, also includes $177 at fair value at March 31, 2008)	5,772	4,887
Long-term debt	17,373	16,873
Total liabilities	176,460	168,253

Shareholders’ equity
Common stock-par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,148,561,267 and 1,146,896,177 shares	11	11
Additional paid-in capital	20,078	19,990
Retained earnings	10,435	10,015
Accumulated other comprehensive loss, net of tax	(1,837)	(574)
Less: Treasury stock of 4,743,585 and 912,896 shares, at cost	(212)	(39)
Total shareholders’ equity	28,475	29,403
Total liabilities and shareholders’ equity	$204,935	$197,656

See accompanying Notes to Consolidated Financial Statements.

60     The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Quarter ended
(in millions)	March 31, 2008	March 31, 2007 (a)
Operating activities
Net income	$746	$434
Loss from discontinued operations	(3)	(3)
Income from continuing operations	749	437
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for credit losses	16	(15)
Depreciation and amortization	231	127
Deferred tax (benefit) expense	(9)	62
Securities gains and venture capital income	67	(18)
Change in trading activities	180	1,608
Change in accruals and other, net	(329)	(154)
Net cash provided by operating activities	905	2,047
Investing activities
Change in interest bearing deposits with banks	(2,496)	(219)
Change in margin loans	124	34
Paydowns of securities held-to-maturity	54	35
Maturities of securities held-to-maturity	43	129
Purchases of securities available-for-sale	(1,614)	(4,887)
Sales of securities available-for-sale	117	60
Paydowns of securities available-for-sale	1,292	1,071
Maturities of securities available-for-sale	1,486	945
Net principal disbursed on loans to customers	(1,181)	(1,055)
Change in federal funds sold and securities purchased under resale agreements	(2,790)	3,402
Purchases of premises and equipment/capitalized software	(63)	(57)
Acquisitions, net cash	(332)	(58)
Other, net	220	858
Net cash (used for) provided by investing activities	(5,140)	258
Financing activities
Change in deposits	7,551	(3,286)
Change in federal funds purchased and securities sold under repurchase agreements	770	(17)
Change in payables to customers and broker-dealers	149	(526)
Change in other borrowed funds	1,059	234
Change in commercial paper	(4,048)	(160)
Net proceeds from the issuance of long-term debt	1,737	803
Repayments of long-term debt	(1,541)	(11)
Proceeds from the exercise of stock options	79	67
Issuance of common stock	9	53
Tax benefit realized on share-based payment awards	6	15
Treasury stock acquired	(295)	(16)
Cash dividends paid	(276)	(168)
Net cash provided by (used for) financing activities	5,200	(3,012)
Effect of exchange rate changes on cash	89	26
Change in cash and due from banks
Change in cash and due from banks	1,054	(681)
Cash and due from banks at beginning of period	6,635	2,840
Cash and due from banks at end of period	$7,689	$2,159

Supplemental disclosures
Interest paid	$890	$626
Income taxes paid	341	643
Income taxes refunded	15	1
(a)	Legacy The Bank of New York only.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation     61

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
Quarter ended March 31, 2008
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Jan. 1, 2008	$11	$19,990	$10,015	$(574)	$(39)	$29,403
Adjustments for the cumulative effect of applying EITF 06-04, 06-10 and SFAS 159, net of taxes of $24	-	-	(56)	-	-	(56)
Adjusted balance at Jan. 1, 2008	11	19,990	9,959	(574)	(39)	29,347
Comprehensive income:
Net income	-	-	746	-	-	746
Other comprehensive income:
Employee benefit plans:
Pensions	-	-	-	29	-	29
Other post-retirement benefits	-	-	-	7	-	7
Foreign currency translation adjustment	-	-	-	149	-	149
Change in fair value of securities available-for-sale	-	-	-	(1,448)	-	(1,448)
Total comprehensive income	-	-	746	(1,263)	-	(517)
Dividends on common stock at $.24 per share	-	-	(276)	-	-	(276)
Repurchase of common stock	-	-	-	-	(295)	(295)
Common stock issued under employee benefit plans	-	13	-	-	8	21
Common stock issued under direct stock purchase and dividend reimbursement plan	-	-	-	-	7	7
Stock awards and options exercised	-	75	-	-	107	182
Other	-	-	6	-	-	6
Balance at March 31, 2008	$11	$20,078	$10,435	$(1,837)	$(212)	$28,475

Note: Comprehensive income for the three months ended March 31, 2008 and 2007 was $(517) million and $414 million.

See accompanying Notes to Consolidated Financial Statements.

62     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The accounting and financial reporting policies of The Bank of New York Mellon Corporation, a global financial services company, conform to U.S. generally accepted accounting principles (GAAP) and prevailing industry practices. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Amounts subject to significant estimates and assumptions are items such as the reserve for loan losses and lending-related commitments, goodwill and intangibles, pension and post-retirement obligations, and the fair value of financial instruments. Actual results could differ from these estimates.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Note 2 – Acquisitions and dispositions

We frequently structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. We record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

At March 31, 2008, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $290 million to $470 million over the next 9 years. None of the potential contingent additional consideration was recorded as goodwill at March 31, 2008. Cash paid or accrued for contingent payments was $124 million in the first quarter of 2008.

Acquisitions in 2008

In January 2008, we acquired ARX Capital Management. Goodwill related to this acquisition is tax-deductible and was $127 million. The pre-tax estimate of intangible assets (customer contracts) related to this transaction with an estimated life of 7 years totaled $58 million. ARX Capital Management is a leading independent asset management business, headquartered in Rio de Janeiro, Brazil. ARX Capital Management specializes in Brazilian multi-strategy, long/short and long only investment strategies and has more than $2.8 billion in assets under management. This transaction enables us to offer clients access to expanding investment opportunities and expertise in the Brazilian marketplace. The impact of this acquisition on earnings per share is not expected to be material.

Dispositions in 2008

In March 2008, we announced an agreement to sell Mellon 1st Business Bank – based in Los Angeles, California – to U.S. Bancorp. The sale is expected to reduce loan and deposit levels by $1.1 billion and $2.7 billion, respectively.

In February 2008, we sold our B-Trade and G-Trade execution businesses to BNY ConvergEx. These businesses were sold at book value with the potential for an earnout to be realized in the first quarter of 2009. These businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis.

On March 31, 2008, we sold a portion of the Estabrook Capital Management business to Grove Creek Asset Management based in Jacksonville, Florida. This sale reduced our assets under management by $2.4 billion. We retained approximately 30% of the assets under management which primarily will be managed by the Private Wealth Management segment.

The Bank of New York Mellon Corporation     63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Merger with Mellon Financial Corporation

See Note 4 “Acquisitions and dispositions” to Notes to Consolidated Financial Statements in The Bank of New York Mellon’s 2007 Annual Report on Form 10-K for a discussion of The Bank of New York’s merger with Mellon Financial Corporation (“Mellon”) on July 1, 2007, including purchase price allocation and goodwill, the fair value of acquired, identifiable intangible assets and a condensed statement of net assets acquired. The Bank of New York and Mellon both merged into a new holding company named The Bank of New York Mellon Corporation (“BNY Mellon”) upon completion of the transaction. In the transaction, each share of Mellon $0.50 par value common stock was converted into one share of BNY Mellon $0.01 par value common stock and each share of The Bank of New York $7.50 par value common stock was converted into .9434 shares of BNY Mellon $0.01 par value common stock. The merger was accounted for as a purchase of Mellon for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company, presented in this Form 10-Q for periods prior to July 1, 2007, are the historical financial statements of The Bank of New York. Mellon’s results of operations were included with The Bank of New York’s results beginning July 1, 2007.

Other 2007 acquisitions and dispositions

In December 2007, we completed the acquisition of the remaining 50% interest in ABN AMRO Mellon Global Securities Services B.V. (“ABN AMRO Mellon”). ABN AMRO Mellon, a 50-50 joint venture company established by Mellon Bank, N.A. and ABN AMRO in 2003 to provide global custody and related services to institutions outside North America, is now known as BNY Mellon Asset Servicing, B.V. and is included in the Asset Servicing segment. The acquisition of BNY Mellon Asset Servicing B.V. added $1.0 billion of loans (overdrafts that have been repaid), $3.5 billion of money market assets and $4.5 billion of deposits in 2007. The impact of the acquisition on earnings per share is not expected to be material.

In January 2007, certain clearing and custody relationships rights were acquired by our Pershing subsidiary. The transaction involved

46 organizations, comprised of 30 registered investment advisor firms and 16 introducing broker-dealer firms.

In March 2007, we sold our 49% stake in joint venture BNY Mortgage Co. to EverBank Financial Corp. The transaction is consistent with our strategy to focus on asset management and securities servicing.

In June 2007, we sold our 30% equity investment in RBS International Securities Services (Holdings) Limited to BNP Paribas Securities Services.

Pro forma condensed combined financial information

On a pro forma basis, if the merger with Mellon had occurred on Jan. 1, 2007, the transaction would have had the following impact:

	Quarter ended March 31, 2007
(dollar amounts in millions, except per share amounts)	Reported	Pro forma
Revenue	$1,902	$3,298
Income from continuing operations	437	654
Net income	434	660
Diluted earnings per share:
Income from continuing operations	$0.61	$0.57
Net income	0.60	0.58

The pro forma results are based on adding the pre-tax historical results of Mellon to our results and adjusting primarily for amortization of intangibles created in the transaction and taxes. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

Note 3 – Accounting changes and new accounting pronouncements

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires additional disclosures about fair value measurements. Under this framework, a three-level hierarchy has been established based on the transparency of the inputs to the valuation of an asset or liability. SFAS 157 clarifies that fair value

64     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS 133 as modified by SFAS 155) where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model if market participants would also include such an adjustment. SFAS 157 requires us to consider the effect of our own credit standing in determining the fair value of our liabilities. In addition, SFAS 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The requirements of SFAS 157 are applied prospectively, except for changes in fair value measurements that resulted from the initial application of SFAS 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption.

We adopted SFAS 157 as of Jan. 1, 2008. As a result of maximizing observable inputs as required by SFAS 157, we began to reflect external credit ratings as well as other observable inputs when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was immaterial to earnings in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations and less than 5% of our assets and liabilities measured at fair value are in lowest tier of the fair value hierarchy. See Note 12, “Fair Value Measurement” in Notes to Consolidated Financial Statements.

SFAS No. 159 – Fair Value Option

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an irrevocable option to elect fair value as the measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. There was a one-time election available to apply this standard to existing financial instruments as of Jan. 1, 2008; otherwise, the fair value option will be available for financial instruments on their initial transaction date. The first re-measurement of existing financial instruments for which the option was elected was recorded as an adjustment to retained earnings; changes in the fair value subsequent to initial adoption will be recorded in earnings.

We adopted SFAS 159 along with SFAS 157 on Jan. 1, 2008. We elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are primarily managed utilizing other financial instruments which are fair valued in earnings. This election better aligns the accounting and reflects our risk management practices. As a result of adopting the fair value option on these loans and commitments, we recorded a charge to retained earnings as of Jan. 1, 2008, of $36 million, after tax.

EITF 06-4 and EITF 06-10 – Split-Dollar Life Insurance

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance Arrangements,” and in March 2007, FASB ratified EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-4 and EITF 06-10 address endorsement and collateral assignment split-dollar life insurance arrangements, respectively, that provide a benefit to an employee that extends to postretirement periods. An endorsement split-dollar policy is owned and controlled by the employer. However, a collateral assignment policy is owned and controlled by the employee. Both policy arrangements provide that the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

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

Both EITFs were effective Jan. 1, 2008. The adoption of these EITFs required us to record a net liability, in accordance with SFAS 106, of $20 million with an offsetting debit to retained earnings of $20 million.

FSP No. FIN 39-1 – Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP 39-1”) “Amendment of FASB Interpretation No. 39.” FSP 39-1 permits offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable) or obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangements, and amends FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments”, as defined in SFAS 133. We adopted this FSP on Jan. 1, 2008. Beginning Jan. 1, 2008, we revised our accounting policy to net cash collateral received and cash collateral paid for derivative instruments executed with the same counterparty under the same master netting arrangements. The impact of adopting FSP 39-1 resulted in a reduction of trading account assets and trading account liabilities of $439 million and $920 million, respectively.

Other

Certain other prior year information has been reclassified to conform its presentation with the 2008 financial statements.

Note 4 – Discontinued operations

On Oct. 1, 2006, we acquired JPMorgan Chase’s corporate trust business and JPMorgan Chase acquired our Retail Business. We adopted discontinued operations accounting for our Retail Business. The results from continuing operations exclude the results of our Retail Business and include the operations of the Acquired Corporate Trust Business after Oct. 1, 2006.

In accordance with GAAP, the results for the Retail Business are reported separately as discontinued operations for all periods presented. The assets and liabilities of the businesses sold are included in assets of discontinued operations and liabilities of discontinued operations on the consolidated balance sheet. In addition, certain residual activity from businesses that Mellon had reported as discontinued operations prior to the merger are also included as discontinued operations after July 1, 2007.

Assets and liabilities of discontinued operations for all periods presented were not significant.

Summarized financial information for discontinued operations is as follows:

Discontinued operations (in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007 (a)
Fee and other revenue	$ (2)	$ 1	$ 14
Net interest revenue	-	-	-
Total revenue	$ (2)	$ 1	$ 14
Income (loss) from discontinued operations	$ (5)	$ (2)	$ (5)
Income taxes (benefits)	(2)	(2)	(2)
Income (loss) from discontinued operations, net of taxes	$ (3)	$ -	$ (3)
(a)	Legacy The Bank of New York only.

66     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 — Goodwill and intangible assets

Goodwill

The table below provides a breakdown of goodwill by business segment. Goodwill impairment testing is performed annually at the business segment level. No impairment losses were recorded in the first quarter of 2008.

Goodwill by segment (in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Total
Balance at Dec. 31, 2007	$7,054	$2,362	$3,291	$2,413	$1,119	$92	$16,331
Acquisitions/dispositions	122	-	(11)	-	(50)	-	61
Foreign exchange translation	2	-	1	-	-	-	3
Other (a)	295	(298)	160	(40)	51	18	186
Balance at March 31, 2008	$7,473	$2,064	$3,441	$2,373	$1,120	$110	$16,581
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at March 31, 2008 compared with Dec. 31, 2007 resulted from amortization partially offset by the acquisition of ARX Capital Management. No impairment losses were recorded on intangible assets in the first quarter of 2008.

Intangible assets	March 31, 2008			Dec. 31, 2007
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth
Management	$2,036	$(252)	$1,784	$1,758
Customer contracts-Institutional services	2,014	(298)	1,716	1,776
Deposit premiums	106	(35)	71	82
Other	59	(2)	57	62
Total subject to amortization	$4,215	$(587)	$3,628	$3,678
Not subject to amortization (a):
Trade name	$1,370	N/A	$1,370	$1,369
Mutual fund advisory contracts	1,355	N/A	1,355	1,355
Total not subject to amortization	$2,725	N/A	$2,725	$2,724
Total intangible assets	$6,940	$(587)	$6,353	$6,402
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable

The Bank of New York Mellon Corporation     67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets - net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing & Execution Services	Treasury Services	Other	Total
Balance at Dec. 31, 2007	$3,364	$643	$505	$919	$710	$261	$-	$6,402
Acquisitions/dispositions	58	-	(2)	-	-	-	-	56
Amortization	(62)	(20)	(7)	(20)	(6)	(7)	-	(122)
Other (a)	(395)	(208)	(181)	(43)	-	(5)	849	17
Net carrying amount at March 31, 2008	$2,965	$415	$315	$856	$704	$249	$849	$6,353
(a)	Other changes in intangible assets primarily reflect reclassifications.

Intangible amortization expense was $122 million and $28 million for the quarters ended March 31, 2008 and 2007. Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31	Estimated amortization expense (in millions)
2008	$476
2009	425
2010	382
2011	351
2012	322

Note 6 – Allowance for credit losses

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

We conduct a quarterly portfolio review to determine the adequacy of our allowance for credit losses. All commercial loans over $1 million are assigned to specific risk categories. Smaller commercial and consumer exposures are evaluated on a pooled basis and assigned to specific risk categories. Following this review, senior management analyzes the results and determines the allowance for credit losses. The

Risk Committee of our Board of Directors reviews the allowance at the end of each quarter.

The portion of the allowance for credit losses allocated to impaired loans (nonaccrual commercial loans over $1 million) is measured by the difference between their recorded value and fair value. Fair value is determined by one of the following: present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral. See “Critical Accounting Estimates” and “Allowance” in the MD&A section for additional information.

Commercial loans are placed on nonaccrual status when the fair value of collateral is less than the principal and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual loans generally are restored to accrual status when principal and interest are current or they become fully collateralized. Consumer loans are not classified as nonperforming assets, but are charged off and interest accrued is suspended based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell.

68     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance at Dec. 31, 2007	$327	$167	$494
Charge-offs
Commercial	7	-	7
Foreign	5	-	5
Other	2	-	2
Total charge-offs	14	-	14
Recoveries-Commercial	(1)	-	(1)
Net charge-offs	13	-	13
SFAS 159 adoption	(10)	-	(10)
Provision	10	6	16
Balance at March 31, 2008	$314	$173	$487

Allowance for credit losses (a)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
(in millions)
Balance, at Dec. 31, 2006	$287	$150	$437
Charge-offs	-	5	5
Recoveries	(8)	-	(8)
Net charge-offs/(recoveries)	(8)	5	(3)
Provision	(5)	(10)	(15)
Balance at March 31, 2007	$290	$135	$425
(a)	Legacy The Bank of New York only.

Note 7 – Other assets

Other assets (in millions)	March 31, 2008	Dec. 31, 2007
Accounts and interest receivable	$4,539	$4,889
Corporate/bank owned life insurance	3,621	3,599
Fails to deliver	2,411	1,650
Equity in joint ventures and other investments (a)	2,506	2,400
Prepaid pension assets	1,710	1,657
Margin deposits	745	511
Software	576	519
Prepaid expenses	383	329
Due from customers on acceptances	216	81
Other	639	1,041
Total other assets	$17,346	$16,676
(a)	Includes Federal Reserve Bank stock of $387 million and $366 million, at cost.

Note 8 – Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2008	Dec. 31, 2007	March 31, 2007(a)
Interest revenue
Non-margin loans	$486	$523	$407
Margin loans	58	77	84
Securities:
Taxable	609	622	293
Exempt from federal income taxes	9	8	1
Total securities	618	630	294
Deposits in banks	412	444	146
Federal funds sold and securities purchased under resale agreements	64	83	57
Trading assets	18	32	33
Total interest revenue	1,656	1,789	1,021
Interest expense
Deposits	615	730	400
Federal funds purchased and securities sold under repurchase agreements	26	39	19
Other borrowed funds	29	18	13
Customer payables	24	41	42
Long-term debt	195	209	120
Total interest expense	889	1,037	594
Net interest revenue	$767	$752	$427
(a)	Legacy The Bank of New York only.

Note 9 – Capital transactions

BNY Mellon has 3.5 billion authorized shares of common stock with a par value of $0.01 per share and 100 million authorized shares of preferred stock with a par value of $0.01 per share. At March 31, 2008, there were 1,143,817,682 outstanding shares of common stock and no outstanding shares of preferred stock.

On April 8, 2008, our Board of Directors declared a quarterly dividend of $0.24 per share payable on May 2, 2008 to shareholders of record on April 23, 2008.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. This authorization is in addition to the authority to repurchase up to 6.5 million shares previously approved by the Executive Committee of the Board, which was completed during the first quarter of 2008. We repurchased 6.3 million shares of our common stock in the first quarter of 2008 as part of a publicly announced plan. Included in the shares repurchased were 5.9

The Bank of New York Mellon Corporation     69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million shares, at an initial price of $45.05 per share, acquired through a purchase agreement with a broker-dealer counterparty which borrowed the shares as part of an accelerated share repurchase (“ASR”) program. The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. The price adjustment can be settled, at BNY Mellon’s option, in cash or shares of common stock. Based on our stock price of $41.73 per share at March 31, 2008, the price adjustment would result in BNY Mellon receiving approximately $13 million in cash at settlement.

At March 31, 2008, 33.8 million shares were available for repurchase under the December 2007 repurchase program.

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit)

are as follows:

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2008			March 31, 2007 (a)
	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$19	$7	$1	$10	$2	$-
Interest cost	36	7	4	12	3	3
Expected return on assets	(73)	(10)	(1)	(26)	(4)	(1)
Other	3	1	2	5	1	2
Net periodic cost (credit)	$(15)	$5	$6	$1	$2	$4
(a)	Legacy The Bank of New York only.

Note 11 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Quarter ended
	March 31, 2008	March 31, 2007 (a)
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	3.0
Credit for synthetic fuel investments	0.2	(1.2)
Credit for low-income housing investments	(0.9)	(1.2)
Tax-exempt income	(1.5)	(1.1)
Foreign operations	(4.8)	(0.7)
Other - net	1.4	(1.6)
Effective rate	32.5%	32.2%
(a)	Legacy The Bank of New York only.

Our total tax reserves as of March 31, 2008 were $1,031 million. If these tax reserves were unnecessary, $180 million would affect the effective tax rate in future periods, $811 million would impact deferred taxes and $40 million would affect goodwill. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of March 31, 2008 is accrued interest, where applicable, of $259 million. The additional tax expense related to interest for the three months ended March 31, 2008 is $22 million.

Our federal consolidated income tax returns are closed to examination through 1995. Although the IRS has completed its examination for 1996 and 1997, at this time, a formal revenue agent’s report has not been received. We believe it is unlikely that there will be any changes to those years that would

70     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

affect the tax reserves. The IRS is currently examining our consolidated income tax returns for tax years 1998 through 2002. Our New York State and New York City return examinations have been completed through 1993. New York State and New York City are currently examining our tax returns for the years 1994 through 1996. Our United Kingdom income tax returns are closed through 1998. Although the UK tax authorities have completed their examination for the period from 1999 through 2004, at this time, a formal report has not been received. We believe it is unlikely that there will be any changes to those years that would materially affect the tax reserves.

We have tax reserves related to transactions occurring in the years 1998 through 2002 that are currently under examination by the IRS. The outcome of such examination is not yet determinable. We do not expect that the resolution of these and other issues over the next 12 months will have a material impact on our financial statements.

Note 12 – Fair value measurement

In September 2006, the FASB issued SFAS 157 (“Fair Value Measurements”), which is effective for fiscal years beginning after Nov. 15, 2007. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS 157 requires consideration of a company’s own creditworthiness when valuing liabilities. SFAS 157 also nullified the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique and eliminated large position discounts for financial instruments quoted in active markets. We adopted SFAS 157 effective Jan. 1, 2008.

We also adopted SFAS 159 effective Jan. 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS 159, we elected fair value accounting for certain assets and liabilities not previously carried at fair value. For more information, see Note 13 of Notes to Consolidated Financial Statements.

Determination of fair value

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value. We have established processes for determining fair values. Fair value is based upon quoted market prices, where available. For financial instruments where quotes from recent exchange transactions are not available, we determine fair value based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by an independent internal risk management function. Our valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns, observability of model parameters and the results of stress tests. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. Then, to arrive at a fair value that incorporates counterparty credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using the

The Bank of New York Mellon Corporation     71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Bank’s own credit spreads, also implied by the credit default swap market. We began incorporating the credit risk adjustments on Jan. 1, 2008. In certain cases, we may face additional costs to exit large risk positions or recent prices may not be observable for instruments that trade in inactive or less active markets. The costs to exit large risk positions are based on evaluating the negative change in the market during the time it would take for us to bring those positions to normal market levels for those instruments. Upon evaluating the uncertainty in valuing financial instruments subject to liquidity issues, we make an adjustment to their value. The determination of the liquidity adjustment includes the availability of external quotes, the time since the latest available quote and the price volatility of the instrument.

Certain parameters in some financial models are not directly observable and, therefore, are based on managements’ estimates and judgments. These financial instruments are normally traded less actively. Examples include certain credit products where parameters such as correlation and recovery rates are unobservable. We apply valuation adjustments to mitigate the possibility of error and revision in the model based estimate value.

The methods described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Valuation hierarchy

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges and U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Loans and unfunded lending-related commitments

Where quoted market prices are not available, we generally base the fair value of loans and unfunded lending-related commitments on observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, we base the fair value on estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded commitments.

72     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Loans carried at fair value include loans for which the fair value option was elected (see Note 13) and are included in Loans and also include loans in Trading assets on the balance sheet. Gains and losses on unfunded lending commitments are classified in Other assets and Other liabilities, respectively. Loans and unfunded lending commitments carried at fair value are generally classified within level 2 of the valuation hierarchy.

Securities

Where quoted prices are available in an active market, we classify the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain non-agency mortgage-backed securities, commercial mortgage- backed securities and European floating rate notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Derivatives

We classify exchange-traded derivatives valued using quoted prices in level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and we classify them in level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable.

Seed capital

In our Asset Management segment we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets, depending on the nature of the investment. When applicable, we value seed capital based on the published net asset value (“NAV”) of the fund. We include funds in which ownership interests in the fund are publicly-traded in an active market and institutional funds in which investors trade in and out daily in level 1 of the valuation hierarchy. We include open-end funds where investors are allowed to sell their ownership interest back to the fund less frequent than daily and where our interest in the fund contains no other rights or obligations in level 2 of the valuation hierarchy. However, we generally include investments in funds which allow investors to sell their ownership interest back to the fund less frequently than monthly in level 3, unless actual redemption prices are observable.

For other types of investments in funds, we consider all of the rights and obligations inherent in our ownership interest, including the reported NAV as well as other factors that affect the fair value of our interest in the fund. To the extent the NAV measurements reported for the investments are based on unobservable inputs or include other rights and obligations (e.g., obligation to meet cash calls), we generally classify them in level 3 of the valuation hierarchy.

Certain interests in securitizations

For certain interests in securitizations which are classified in securities available-for-sale and other assets, we use discounted cash flow models which generally include assumptions of projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and estimates of payments to third-party investors. When available, we compare our fair value estimates and assumptions to market activity and to

The Bank of New York Mellon Corporation     73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the actual results of the securitized portfolio. Changes in these assumptions may significantly impact our estimate of fair value of the interests in securitizations; accordingly, we generally classify them in level 3 of the valuation hierarchy.

Private equity investments

Our Other segment includes holdings of nonpublic private equity investment through funds managed by third party investment managers and, to a lesser extent, direct investment in private equities. Nonpublic private equity investments generally lack quoted market prices, are less liquid and may be long term, accordingly we must apply significant judgment in determining their fair value. We value private equity investments initially based upon the transaction price which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers. The investment managers consider a number of factors in changes in valuation including current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the financing environment. Nonpublic private equity investments are included in level 3 of the valuation hierarchy.

Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. Publicly held investments are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions. Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are primarily classified in level 2 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (in millions)	Level 1	Level 2	Level 3	Netting (e)	Total carrying value
Available-for-sale securities (a)	$778	$41,771	$854	$-	$43,403
Trading assets:
Debt and equity instruments (b)	399	780	-	-	1,179
Derivative assets	7,036	10,801	177	(11,574)	6,440
Loans	-	241	-	-	241
Other assets (c)	11	714	250	-	975
Total assets at fair value	$8,224	$54,307	$1,281	$(11,574)	$52,238
Percent of assets prior to netting	12.9%	85.1%	2.0%
Trading liabilities:
Debt and equity instruments	$156	$240	$-	$-	$396
Derivative liabilities	7,103	10,406	52	(12,055)	5,506
Total trading liabilities	7,259	10,646	52	(12,055)	5,902
Other liabilities (d)	53	86	38	-	177
Total liabilities at fair value	$7,312	$10,732	$90	$(12,055)	$6,079
Percent of liabilities prior to netting	40.3%	59.2%	0.5%
(a)	Includes seed capital and certain interests in securitizations.
(b)	Includes loans classified as trading assets.
(c)	Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a SFAS fair value option election.
(d)	Included within other liabilities is the fair value adjustment for unfunded lending-related commitments and derivatives in designated hedging relationships.
(e)	FIN 39 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.

74     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in level 3 fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three months ended March 31, 2008, (including the change in fair value), for financial instruments classified in level 3 of the valuation hierarchy.

Our classification of a financial instrument in level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third party sources; accordingly, the gains and losses in the table below include changes in fair value due to observable parameters as well the unobservable parameters in our valuation methodologies. We also frequently manage the risks of level 3 financial instruments using securities and derivatives positions that are level 1 or 2 instruments which are not included in the table; accordingly, the gains or losses below do not reflect the effect of our risk management activities related to the level 3 instruments.

Fair value measurements using significant unobservable inputs three months ended March 31, 2008						Purchases, issuances and settlements, net	Transfers in/out of Level 3	Fair value March 31, 2008	Change in unrealized gains and (losses) related to instruments held at March 31, 2008
(in millions)	Fair Value Dec. 31, 2007	Total realized/ unrealized gains/ (losses) recorded in
		Income		Comprehensive income
Available-for-sale securities	$853	$(46	)(a)	$15	(a)	$32	$-	$854	$(31)
Trading assets:
Derivative assets	166	17	(b)	-		(9)	3	177	26
Other assets	243	8	(c)	-		(1)	-	250	3
Total assets	$1,262	$(21)		$15		$22	$3	$1,281	$(2)
Trading liabilities:
Derivative liabilities	$(34)	$(19	)(b)	$-		$1	$-	$(52)	$(18)
Other liabilities	(50)	12	(c)	-		-	-	(38)	12
Total liabilities	$(84)	$(7)		$-		$1	$-	$(90)	$(6)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2008.

The Bank of New York Mellon Corporation     75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets measured at fair value on a nonrecurring basis three months ended March 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$5	$56	$61
Other assets (b)	-	4	-	4
Total assets at fair value on a nonrecurring basis	$-	$9	$56	$65
(a)	During the quarter ended March 31, 2008, the fair value of these loans was reduced $4 million based on the fair value of the underlying collateral as allowed by SFAS 114, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	Includes assets received in satisfaction of debt. During the quarter ended March 31, 2008, the fair value of these assets was reduced $1 million based on the fair value of the underlying collateral with an offset in foreign exchange and other trading activities.

Note 13 – Fair value option

In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after Nov. 15, 2007. SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

Effective Jan. 1, 2008, we elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing credit default swaps which are fair valued in earnings and, as a result, recorded a cumulative effect decrease to retained earnings of $36 million after-tax. The election is intended to mitigate volatility in net income that had been caused by measuring the loans on a different basis than credit default swaps which referenced notes of the same obligors and to align the accounting on the loans with our risk management practices.

Interest on funded loans is reflected in accrued interest receivable and recognized in interest revenue. Fair value gains and losses are based on secondary market quotes for each position. Since our election was related to floating-rate loans, all changes in the fair value are attributed to instrument-specific credit risk.

The details of the impact of this election by financial statement line caption as of Jan. 1, 2008, are presented below.

(in millions)	Carrying value as of Jan. 1, 2008	Transition gain/(loss) recorded in retained earnings	Adjusted carrying value as of Jan. 1, 2008
Loans (a)	$280	$(70)	$210
Reserve for loan losses (b)	(10)	10	-
Accounts payable, accrued expenses and other liabilities (c)	-	(1)	(1)
Pre-tax cumulative effect of adoption of SFAS 159		(61)
Deferred taxes		25
Cumulative effect of adoption of SFAS 159		$(36)
(a)	Represents loans that are carried at fair value pursuant to the fair value option. Other loans which are eligible for election, but are not managed on a fair value basis; continue to be carried on an accrual basis.
(b)	There is no allowance for loan losses recorded for loans reported under the fair value option; accordingly, the portion of the reserve for loan loss allocable to such loans was reversed.
(c)	Represents the fair value for unfunded lending-related commitments.

76     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three months ended March 31, 2008, for the loans and unfunded lending commitments for which the fair value election was made. However, the profit and loss information presented only includes the loans that we elected to be measured at fair value under the fair value option; the related credit default swaps, which are required to be measured at fair value, are not included in the table.

Foreign exchange and other trading activities (in millions)	Three months ended March 31, 2008
Loans	$31
Other liabilities	(1)

At March 31, 2008, the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans for which the SFAS 159 fair value option has been elected was $241 million and $280 million, respectively.

At March 31, 2008, the fair value of unfunded lending-related commitments for which the fair value option was elected was a $1.4 million liability, which is included in accounts payable, accrued expenses and other liabilities. The contractual amount of such commitments was $110 million.

Note 14 — Derivatives and hedging relationships

Derivative contracts, such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options, and similar products used in trading activities, are recorded at fair value. With adoption of SFAS 157 on Jan. 1, 2008, fair value now considers the specific non-performance risk of both the company and its counterparties. Prior to adoption of SFAS 157, non-performance risk was measured and included within our general credit reserves. Gains and losses from derivative trading activities are included in foreign exchange and other trading activities in fee and other revenue. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

We enter into various derivative financial instruments for non-trading purposes primarily as part of our asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when we enter into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge, it is marked-to- market and the gain or loss is included in foreign exchange and other trading revenue.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet.

We formally assess both at the hedge’s inception and on an ongoing basis whether the derivatives that are used in hedging transactions are highly effective and whether those derivatives are expected to remain highly effective in future periods. We evaluate ineffectiveness in terms of amounts that could impact a hedge’s ability to qualify for hedge accounting and the risk that the hedge could result in more than a de minimus amount of ineffectiveness. At inception, the potential causes of ineffectiveness related to each of our hedges is assessed to determine if we can expect the hedge to be highly effective over the life of the transaction and to determine the method for evaluating effectiveness on an ongoing basis. Recognizing that changes in the value of derivatives used for hedging or the value of hedged items could result in significant ineffectiveness, we have processes in place that are designed to identify and evaluate such changes when they occur. Quarterly, we perform a quantitative effectiveness assessment and record any ineffectiveness.

We discontinue hedge accounting prospectively when we determine that a derivative is no longer an effective hedge, the derivative expires, is sold, or management discontinues the derivative’s hedge designation. Subsequent gains and losses on these

The Bank of New York Mellon Corporation     77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

derivatives are included in foreign exchange and other trading activities.

The accounting policy for the determination of the value of derivatives when quoted market prices are not available has been identified as a “critical accounting estimate” as it requires us to make numerous assumptions based on the available market data.

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

The fixed rate loans hedged generally have an original maturity of 9 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At March 31, 2008, $39 million of loans were hedged with interest rate swaps which had notional values of $39 million.

The securities hedged generally have a weighted average life of 10 years and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At March 31, 2008, $222 million of securities were hedged with interest rate swaps which had notional values of $222 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years and, except for four deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the four that hedge the callable deposits. At March 31, 2008, $635 million of deposits were hedged with interest rate swaps which had notional values of $635 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2008, $10.4 billion of debt was hedged with interest rate swaps which had notional values of $9.6 billion.

In addition to the fair value hedges discussed above, we have one cash flow hedge utilizing interest rate swaps to hedge the variability in expected future cash flows attributable to floating rates on a long-term debt issue. The hedge documentation specifies the terms of the hedged item and interest rate swap and indicates that the derivative is hedging future variable interest payments, that the hedge exposure is the variability in interest payments, and that the strategy is to eliminate variability by converting floating rate interest payments to fixed payments. For cash flow hedges, the interest rate swap is marked to market with the changes in value recorded in other comprehensive income. The amount recognized as other comprehensive income for the cash flow hedge is reclassified to net interest revenue as interest is realized on the hedged item.

The long-term debt hedged has a principal amount of $400 million and has a LIBOR-based floating rate and a two year original maturity. The debt is hedged with a receive LIBOR, pay fixed rate swap with the same maturity and interest payment dates as the debt to eliminate the variability in interest payments on the debt. During the second quarter of 2008, net pre-tax gains of under $50 thousand included in other comprehensive income, are expected to be reclassified to income.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling and Euro foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of March 31, 2008, the hedged forecasted foreign currency transactions and linked FX forward hedges were $76 million, with $2 million (pre-tax) gains recorded in other compre-hensive income. These gains are expected to be reclassified to expense over the next nine months.

78     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Forward foreign exchange contracts are also used to hedge the value of our investments in foreign subsidiaries. These forward contracts usually have a maturity of less than two years. The derivatives employed are designated as net investment hedges of changes in value of our foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At March 31, 2008, foreign exchange contracts, with notional amounts totaling $4.9 billion, were designated as hedges.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2008	March 31, 2007 (a)
Fair value hedges of loans	$(0.1)	$(0.1)
Fair value hedge of securities	0.1	0.1
Fair value hedge of deposits and long-term debt	(0.9)	(0.5)
Cash flow hedges	0.1	(0.5)
Total	$(0.8)	$(1.0)
(a)	Legacy The Bank of New York only.

Note 15 – Commitments and contingent liabilities

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

Significant industry concentrations related to credit exposure are disclosed in the “Financial institutions portfolio exposure” table on page 40 and the “Commercial portfolio exposure” table on page 41. Those tables are incorporated by reference into these Notes to Consolidated Financial Statements. Major concentrations in securities lending are primarily to broker/dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at March 31, 2008 and Dec. 31, 2007 follows:

Off-balance sheet credit risks (in millions)	March 31, 2008	Dec. 31, 2007
Lending commitments (a)	$47,318	$49,055
Standby letters of credit (b)	13,828	13,813
Commercial letters of credit	832	1,167
Securities lending indemnifications	636,796	618,487
(a)	Net of participations totaling $527 million at March 31, 2008 and $763 million at Dec. 31, 2007.
(b)	Net of participations totaling $2.552 billion at March 31, 2008 and $2.576 billion at Dec. 31, 2007.

The total potential loss on undrawn commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. We also extend facilities which provide liquidity, primarily for variable rate tax-exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not simply dependent on the monoline. The allowance for lending-related commitments was $173 million at March 31, 2008 and $167 million at Dec. 31, 2007. A summary of lending commitment maturities at March 31, 2008 is as follows: $18 billion less than one year; $28 billion in one to five years; and $1 billion over five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $657 billion at March 31, 2008 and $637 billion at Dec. 31, 2007.

Standby letters of credit principally support corporate obligations and include $654 million that were collateralized with cash and securities on March 31, 2008 and $683 million on Dec. 31, 2007. At March 31, 2008, approximately $9.2 billion of the standby letters of credit will expire within one year.

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

Asset-backed commercial paper conduit

Since 2000, we have sold and distributed securities for Old Slip Funding, LLC (“OSF”), an asset-backed commercial paper securitization program. We service the program and receive a market-based fee of approximately five basis points that is adequate to compensate us for our servicing responsibilities. As a result, there is no servicing asset or liability.

A third party holds the first loss position, in OSF, which is designed to absorb the majority of any expected losses. The first loss note holder commitment is $5 million. The Bank of New York Mellon provides additional liquidity and credit enhancement to OSF’s commercial paper securitization program through total rate of return swaps and a subordinated loan. The swaps are constructed to mature as the commercial paper matures. To the extent there is a liquidity issue impacting the paying ability of the underlying assets or if the underlying assets undergo a credit default, the swaps are designed to ensure the timely payments to the beneficial interest holders.

At March 31, 2008, the authorized size of the program was $150 million. OSF is funded by commercial paper (98%) and a subordinated funding loan (2%). OSF experienced no funding difficulties and did not require liquidity support in the first quarter of 2008. There were no material write-downs of assets held by OSF in the first quarter of 2008. At March 31, 2008, OSF held a $133 million book-value asset portfolio consisting of mortgage-backed securities, 92% of which were rated AAA and 8% were rated A. At March 31, 2008, a FIN 46R analysis was performed on OSF and it was not subject to consolidation by BNY Mellon. Consolidation of OSF would be immaterial to the assets of BNY Mellon.

Municipal bond securitizations

We sponsor approximately $170 million of municipal bond securitizations for which no gain was recognized. These securitizations are comprised of $119 million which are Aaa insured, quarterly variable rate bonds with borrowers rated no lower than A3 on Moody’s municipal bond scale and $51 million which are one year general obligation, unlimited tax notes issued by a borrower having a Moody’s municipal bond rating of Baa2. All transactions were done at par value. These transactions generate approximately $1 million of annual pre-tax equivalent revenue. The program’s purpose is to achieve a favorable after-tax risk-adjusted investment return.

Other

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services. Insurance has been purchased to mitigate certain of these risks. We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry

80     The Bank of New York Mellon Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other partners do not honor their obligations. It is not possible to estimate a maximum potential amount of payments that could be required with such agreements.

In the ordinary course of business, we make certain investments that have tax consequences which the IRS may question, or challenge the tax position we have taken. We engaged in certain types of structured cross-border leveraged leasing investments, referred to as “LILOs,” prior to mid-1999 that the IRS has challenged. In 2004, the IRS proposed adjustments to our tax treatment of these transactions. On Feb. 28, 2006, we settled this matter with the IRS relating to LILO transactions closed in 1996 and 1997.

Our 1998 LILO transactions are in a subsequent audit cycle and were not part of the settlement. We believe that a settlement for 1998 may be possible, given the similarity between these leases and the settled leases. However, negotiations are ongoing and the treatment of the 1998 leases may still be litigated if an acceptable settlement cannot be reached.

In the fourth quarters of 2005 and 2007 and the second quarter of 2008, we deposited funds with the IRS in anticipation of reaching a settlement on the 1998 LILO investments and other potential exposures.

On Feb. 11, 2005, the IRS released Notice 2005-13, which identified certain lease investments known as “SILOs” as potentially subject to IRS challenge. On Sept. 6, 2007, we received a draft Form 5701, Notice of Proposed Adjustment, denying the tax benefits associated with certain of our so-called SILOs. Although it is likely the IRS will challenge the tax benefits associated with all such leases in 2008, we remain confident that our tax treatment of the leases complied with statutory, administrative and judicial authority existing at the time they were entered into.

On April 29, 2008, the U.S. Court of Appeals for the Fourth Circuit handed down its decision in BB&T Corporation vs. United States of America, confirming the lower court decision in favor of the government. In BB&T, the court denied the tax benefits associated with certain LILO transactions. We are currently evaluating the decision but do not expect it will have a material effect on our position or ability to reach an acceptable settlement with the IRS. Additionally, we currently do no expect the BB&T decision to affect our SILO position, primarily because our SILO structure, including any defeasance arrangements, differs materially from the LILOs described in BB&T. We continue to monitor developments in the court system regarding LILOs and SILOs.

Based on a probability assessment of various potential outcomes, we currently believe our accruals for tax liabilities are adequate for all open years. Probabilities and outcomes are reviewed as events unfold, and adjustments to the tax liabilities are made when appropriate.

In connection with the acquisition of JPMC’s corporate trust business, we were required to file various IRS information and withholding tax returns. While preparing these returns in 2007, we identified certain inconsistencies in the supporting tax documentation and records transferred to us that were needed to file accurate returns. For additional information, see “Legal and Regulatory Proceedings.”

In the fourth quarter of 2007, we also discovered that other business lines, including the legacy The Bank of New York corporate trust business, may have similar issues and initiated an extensive company- wide review to identify any inconsistencies in the supporting tax documents. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matters. Any exposure resulting from this matter is uncertain and cannot currently be reasonably estimated.

The Bank of New York Mellon Corporation     81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16 – Business segments

For details of our business segments, see Business segments review on page 16 through the bullet points on page 17, and the tables, through “Average assets” (excluding “pre-tax operating margin”) on pages 18 and 19. For details of the primary types of fee revenue generated by each segment, see the sector/segment overview table on page 8. The tables and information in those paragraphs are incorporated by reference into these Notes to Consolidated Financial Statements.

82     The Bank of New York Mellon Corporation

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except changes resulting from the merger with Mellon being implemented to incorporate Mellon’s operations with The Bank of New York Co.’s systems of internal control.

The Bank of New York Mellon Corporation     83

Forward-Looking Statements and Risk Factors.

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon, projected business growth, statements with respect to the merger of The Bank of New York and Mellon with and into BNY Mellon, expectations with respect to operations after the merger, the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to: expectations with respect to merger-related expense synergies and total merger and integration expenses; the ability of our business model to benefit from long-term trends; growth opportunities in international markets; the expected closing date of the sale of Mellon 1st Business Bank; the potential impact of the use of valuation models to estimate fair value; intent to hold certain securities; the potential liquidation of a SIV and the results of any such liquidation; the adequacy of reserves for potential losses for loans to SIVs; potential future capital support agreements; repayment of overdrafts; the call of outstanding debt and the refinancing and replacement of such debt; our liquidity target; our expectations regarding our ability to generate capital and the unrealized loss on the securities portfolio; treatment of trust-preferred securities as Tier I capital under recently-adopted transition rules and final rules of the FRB; expectations with respect to the adoption of recent accounting pronouncements; the potential impact of recent and anticipated acquisitions and dispositions; estimated annual amortization for current intangibles for future years; potential price adjustment related to the accelerated share repurchase program; resolution of certain tax examinations and the impact of those resolutions; expectations with respect to various commitments and contingent liabilities entered into in the normal course of business; resolution of matters relating to LILO and SILO transactions and the impact of those resolutions; the potential impact of consolidation of OSF, if required; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; and defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation and defenses to attempted enforcement of a related judgment. In this report, any other report, any press release or any written or oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,”

“could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “trends,” “pro forma” and words of similar meaning, signify forward-looking statements.

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represent risks associated with the business and operations of BNY Mellon can be found in the “Risk Factors” and the “Forward-looking Statements and Risk Factors” sections included in The Bank of New York Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, and may also be found in subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by BNY Mellon pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q are based on management’s current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The “Risk Factors” discussed in Form 10-K for the year ended Dec. 31, 2007 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document, and in subsequent reports filed by BNY Mellon with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

84     The Bank of New York Mellon Corporation

PART II - OTHER INFORMATION.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, The Federal Customs Service of the Russian Federation is pursuing a claim against The Bank of New York (“BNY”), a subsidiary of the Company. The claim is based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of BNY’s Non-Prosecution Agreement and alleges violations of U.S. law by BNY in failing to supervise and monitor funds transfer activities at BNY. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were allegedly due to be paid by customers of BNY’s correspondent clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. The IRS continues to review these transactions and it is likely that some or all of the credits will be challenged upon completion of the review.

As previously discussed in the Company’s Annual Report on Form 10-K, on October 9, 2007, we received a letter from the IRS informing us that the IRS is considering designating one such transaction for litigation. At this time, it is unknown if the transaction will ultimately be designated for litigation, but, if so designated, we are prepared to defend our position and we believe that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority existing at the time they were entered into.

As previously disclosed in the Company’s Annual Report on Form 10-K, BNY filed a proof of claim on January 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at BNY. At the time of the bankruptcy, the cash and securities collateral for the loan were valued at over $600 million. On March 3, 2008, the Chapter 11 Trustee for Sentinel filed an adversary proceeding against BNY seeking to disallow BNY’s claim and asserting a claim for damages against BNY under a variety of theories including that BNY aided and abetted certain insiders of Sentinel in misappropriating customer assets and improperly using those assets as collateral for the loan. In January 2008, BNY learned that the Commodities Futures Trading Commission (the “CFTC”) opened an investigation that includes a review of Sentinel’s relationship with BNY. While the timing and

The Bank of New York Mellon Corporation     85

PART II - OTHER INFORMATION. (continued)

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the acquired JPMorgan Chase corporate trust business, BNY was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, BNY identified certain inconsistencies in the supporting tax documentation and records transferred to BNY that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007 and the Company believes it will receive additional time to remediate the issues. The Company and JPMorgan Chase are attempting to resolve the information reporting and withholding issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, BNY is indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Shares of BNY Mellon’s common stock were issued in the following transaction, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof; 22,082 shares of common stock were issued on March 19, 2008 to a former director of The Bank of New York who had deferred receipt of such common stock pursuant to the
Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.
(c)	Under our stock repurchase program, we repurchase shares from time to time. The following table discloses our repurchases of our common stock made in the first quarter of 2008.

Issuer purchases of equity securities

Share repurchases during first quarter 2008				Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased		Average price per share (a)
January 2008	6,067		$45.03	6,050
February 2008	390		45.45	100
March 2008	105		42.96	100
First quarter 2008	6,562	(b)	$45.02	6,250

(a)	Amounts include commissions paid which were not significant. Total purchase price in the first quarter of 2008 was $281 million.
(b)	Includes 312 thousand shares at a purchase price of approximately $14 million purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. This authorization was in addition to the authority to repurchase up to 6.5 million shares previously approved by the Executive Committee of the Board of Directors on Aug. 8, 2007 which was completed during the first quarter of 2008. We repurchased 6.3 million shares of our common stock in the first quarter of 2008 as part of a publicly announced plan. Included in the shares repurchased were 5.9 million shares, at an initial price of $45.05 per share, acquired through a purchase agreement with a broker-dealer counterparty which borrowed the shares as part of an accelerated share repurchase (“ASR”) program. The initial price is subject to a purchase price adjustment based on the price the counterparty

86     The Bank of New York Mellon Corporation

PART II - OTHER INFORMATION. (continued)

actually pays for the shares. The price adjustment can be settled, at BNY Mellon’s option, in cash or shares of common stock. Based on our stock price of $41.73 per share at March 31, 2008, the price adjustment would result in BNY Mellon receiving approximately $13 million in cash at settlement.

At March 31, 2008, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on the remaining repurchase program.

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

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (“BNY Mellon”), incorporated by reference to Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007, incorporated by reference to Exhibit 3.2 to BNY Mellon’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, as filed with the Commission on Aug. 8, 2007.
4.1	None of the instruments defining the rights of holders of long-term debt of BNY Mellon, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY Mellon as of March 31, 2008. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
10.1	The Bank of New York Mellon Corporation Long Term Incentive Plan, incorporated by reference to Exhibit E to BNY Mellon’s Proxy Statement dated March 14, 2008, as filed with the Commission on March 14, 2008.
10.2	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan, incorporated by reference to Exhibit G to BNY Mellon’s Proxy Statement dated March 14, 2008, as filed with the Commission on March 14, 2008.
10.3	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.
10.4	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.
10.5	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.
10.6	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Bruce W. Van Saun.

The Bank of New York Mellon Corporation     87

PART II - OTHER INFORMATION. (continued)

10.7	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.
10.8	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.
10.9	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.
10.10	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.
10.11	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun.
10.12	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott
10.13	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.
12.1	Ratio of Earnings to Fixed Charges for the Three months Ended March 31, 2008 and 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

88      The Bank of New York Mellon Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 9, 2008	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and Principal Accounting Officer of the Registrant)

The Bank of New York Mellon Corporation      89

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (“BNY Mellon”).	Previously filed as Exhibit 2.1 to BNY Mellon’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to BNY Mellon’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to BNY Mellon’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, (File No. 000-52710) as filed with the Commission on Aug. 8, 2007.

4.1	None of the instruments defining the rights of holders of long-term debt of BNY Mellon, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of BNY Mellon as of March 31, 2008. BNY Mellon hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Exhibit E to Proxy Statement dated March 14, 2008 (File No. 000-52710), as filed with the Commission on March 14, 2008.

10.2	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Exhibit G to Proxy Statement dated March 14, 2008 (File No. 000-52710), as filed with the Commission on March 14, 2008.

10.3	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Filed herewith.

10.4	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Filed herewith.

10.5	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Filed herewith.

10.6	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Bruce W. Van Saun.	Filed herewith.

90      The Bank of New York Mellon Corporation

Exhibit No.	Description	Method of Filing

10.7	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Filed herewith

10.8	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Filed herewith.

10.9	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Filed herewith.

10.10	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Filed herewith.

10.11	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun.	Filed herewith.

10.12	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Filed herewith.

10.13	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Filed herewith.

12.1	Ratio of Earnings to Fixed Charges for the three months Ended March 31, 2008 and 2007.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

The Bank of New York Mellon Corporation      91