Form 10-Q
period 2008-06-30
Bank of New York Mellon CORP
filed 2008-08-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Registrant’s telephone number, including area code — (212) 495-1784

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

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No      ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008
Common Stock, $0.01 par value	1,146,070,295

THE BANK OF NEW YORK MELLON CORPORATION

SECOND QUARTER 2008 FORM 10-Q

Page No.
Introduction	2
Consolidated Financial Highlights (unaudited)	3

Part I - Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.
Overview	5
Second quarter 2008 highlights	7
Revenue overview	8
Sector/segment overview	9
Fee and other revenue	10
Net interest revenue	13
Average balances and interest rates	15
Noninterest expense	17
Income taxes	19
Credit loss provision and net charge-offs	19
Business segments review	20
Critical accounting estimates	39
Consolidated balance sheet review	43
Capital support agreements	52
Liquidity and dividends	52
Capital	55
Trading activities	58
The Bank of New York Mellon Corporation foreign exchange and other trading – counterparty risk ratings profile	60
Asset/liability management	60
Off-balance-sheet financial instruments	61
The Bank of New York historical earnings per share	61
Supplemental information – Explanation of non-GAAP financial measures	62
Recent accounting developments	64
Government monetary policies and competition	65
Website information	65

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	67
Consolidated Balance Sheet (unaudited)	69
Consolidated Statement of Cash Flows (unaudited)	70
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	71

Notes to Consolidated Financial Statements	72

Item 4. Controls and Procedures	93

Forward-looking Statements and Risk Factors	94

Part II - Other Information

Item 1. Legal Proceedings	95

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	96

Item 4. Submission of Matters to a Vote of Security Holders	97

Item 6. Exhibits	98

Signature	99

Index to Exhibits	100

Introduction

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York”) and Mellon Financial Corporation (“Mellon Financial”) merged into The Bank of New York Mellon Corporation, (together with its consolidated subsidiaries, the “Company”), with the Company being the surviving entity. For accounting and financial reporting purposes, the merger was accounted for as a purchase of Mellon Financial. Financial results for periods subsequent to July 1, 2007 reflect the combined companies’ results. Financial results prior to July 1, 2007 reflect legacy The Bank of New York only.

The merger transaction resulted in The Bank of New York shareholders receiving 0.9434 shares of the Company’s common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. All legacy The Bank of New York earnings per share and common share outstanding amounts in this Form 10-Q have been restated to reflect this exchange ratio. See page 61 for additional information.

In the second quarter of 2008, we revised our expected annual merger-related expense synergies, the targeted annual run rate for merger-related revenue synergies and expected merger and integration expenses. We now expect to realize annual merger-related expense synergies of $850 million by 2010 (previously $700 million) and our revised targeted run rate for merger-related revenue synergies is $325-425 million by 2011 (previously $250-400 million). Merger and integration expenses to combine the operations of The Bank of New York and Mellon Financial were approximately $146 million in the second quarter of 2008. Total merger and integration expenses are currently expected to be approximately $1.475 billion (previously $1.325 billion).

We are a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset and wealth management, asset servicing, issuer services, clearing services and treasury services through a worldwide client-focused team. We have $23.0 trillion in assets under custody and administration, more than $1.1 trillion in assets under management and service $12 trillion in outstanding debt.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. We believe the presentation of this information enhances investors’ understanding of period-to-period results. In addition, these measures reflect the principal basis on which our management monitors financial performance. See supplemental information – explanation of non-GAAP financial measures.

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” the “Company,” and similar terms for periods prior to July 1, 2007 refer to The Bank of New York and references to “our,” “we,” “us,” the “Company,” and similar terms for periods on or after July 1, 2007 refer to The Bank of New York Mellon Corporation.

Reorganization of subsidiary banks

Effective July 1, 2008, we completed the process of consolidating and renaming our principal U.S. bank and trust company subsidiaries into two principal banks. This consolidation effort was an essential part of our overall merger integration process.

The two principal banks resulting from the consolidation of the entities, which mainly were U.S. banks and trust companies, are:

•

The Bank of New York Mellon (the “Bank”), a New York state chartered bank, formerly named “The Bank of New York”, which houses our institutional businesses including Asset Servicing, Issuer Services, Treasury Services, Broker-Dealer and Advisor Services and the bank-advised business of Asset Management.

•

BNY Mellon, National Association (“BNY Mellon, N.A.”), a nationally-chartered bank, formerly named “Mellon Bank, N.A.”, which houses our Wealth Management business. Currently, this bank contains only the legacy Mellon Financial wealth management business. The wealth management business of the legacy The Bank of New York is expected to be added to BNY Mellon, N.A. in the first quarter of 2009.

As part of the consolidation, the number of our U.S. trust companies was reduced to two – The Bank of New York Mellon Trust Company, National Association and BNY Mellon Trust Company of Illinois. These companies house trust products and services across the U.S. Also concentrating on trust products and services will be BNY Mellon Trust of Delaware, a Delaware bank. Most asset management businesses, along with Pershing, will continue to be direct or indirect non-bank subsidiaries of The Bank of New York Mellon Corporation.

2    The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

The Bank of New York Mellon Corporation

	Quarter ended				Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2008		March 31, 2008	June 30, 2008 (a)	Sept. 30, 2007		June 30, 2008 (a)
Reported results
Net income	$309		$746	$445	$1,055		$879
Basic EPS (b)	0.27		0.66	0.62	0.93		1.24
Diluted EPS (b)	0.27		0.65	0.62	0.92		1.22
Continuing operations:
Fee and other revenue	$2,986		$2,978	$1,580	$5,964		$3,055
Net interest revenue	411		767	452	1,178		879

Total revenue	$3,397		$3,745	$2,032	$7,142		$3,934

Income from continuing operations	$302		$749	$448	$1,051		$885

EPS from continuing operations (b):
Basic	$0.27		$0.66	$0.63	$0.93		$1.24
Diluted	0.26		0.65	0.62	0.92		1.23
Diluted excluding merger and integration expenses (c) (d)	0.34		0.72	0.66	1.06		1.28
Diluted excluding merger and integration expenses and the SILO charge (c) (d)	0.67		0.72	0.66	1.39		1.28
Diluted excluding merger and integration expenses, intangible amortization and the SILO charge (c) (d)	0.74		0.78	0.69	1.52		1.33

Return on tangible common equity (annualized)	26.7%		49.1%	37.3%	38.8%		38.2%
Return on tangible common equity excluding merger and integration expenses and the SILO charge (annualized) (c) (d)	59.7%		53.6%	39.8%	56.4%		39.9%
Return on common equity (annualized)	4.3%		10.2%	15.5%	7.3%		15.6%
Return on common equity excluding merger and integration expenses, intangible amortization and the SILO charge (annualized) (c) (d)	12.0%		12.2%	17.3%	12.1%		17.0%

Fee and other revenue as a percentage of total revenue (FTE)	88	% (e)	79%	78%	83	% (e)	78%
Annualized fee and other revenue per employee (in thousands) (based on average headcount)	$280		$281	$274	$281		$267

Non-U.S. percent of revenue (excluding the SILO charge) (FTE)	35%		33%	32%	34%		31%

Pre-tax operating margin (FTE)	18%		30%	32%	24%		33%
Pre-tax operating margin (FTE) excluding merger and integration expenses, intangible amortization and the SILO charge (c) (d)	34%		36%	36%	35%		36%

Net interest revenue (FTE)	$415		$773	$454	$1,188		$883
Net interest margin (FTE)	1.16	% (e)	2.14%	2.01%	1.65	% (e)	2.10%

Assets under management (in billions)	$1,113		$1,105	$153	$1,113		$153

Assets under custody and administration (in trillions)	$23.0		$23.1	$16.7 (f)	$23.0		$16.7 (f)
Equity securities	25%		30%	32%	25%		32%
Fixed income securities	75%		70%	68%	75%		68%
Cross-border assets (in trillions)	$10.3		$10.0	$7.4 (f)	$10.3		$7.4 (f)

Market value of securities on loan (in billions)	$588		$660	$397	$588		$397

Average common shares and equivalents outstanding (in thousands) (b):
Basic	1,135,153		1,134,280	713,187	1,134,710		711,675
Diluted	1,146,886		1,147,906	722,881	1,147,386		721,437

The Bank of New York Mellon Corporation    3

Consolidated Financial Highlights (unaudited) (continued)

The Bank of New York Mellon Corporation

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2008	March 31, 2008	June 30, 2007 (a)	June 30, 2008	June 30, 2007 (a)

Capital ratios
Tier I capital ratio	9.33%	8.76%	8.09%	9.33%	8.09%
Total (Tier I plus Tier II capital ratio)	12.90%	12.14%	12.07%	12.90%	12.07%
Tangible common equity to assets ratio (g)	4.31%	4.14%	4.53%	4.31%	4.53%
Adjusted for the DTL on tax deductible goodwill (h)	4.62%	4.42%	4.90%	4.62%	4.90%

Return on average assets (annualized)	0.62%	1.50%	1.57%	1.07%	1.65%

Selected average balances
Interest-earning assets	$144,255	$145,118	$90,557	$144,687	$84,847
Total assets	$195,997	$200,790	$114,323	$198,394	$108,218
Interest-bearing deposits	$94,785	$92,881	$53,610	$93,833	$48,763
Noninterest-bearing deposits	$24,822	$26,240	$15,334	$25,531	$15,120
Shareholders’ equity	$28,507	$29,551	$11,566	$29,029	$11,422

Other
Employees	43,100	42,600	23,200	43,100	23,200
Dividends per share (b)	$0.24	$0.24	$0.23	$0.48	$0.47
Dividend yield (annualized)	2.5%	2.3%	2.1%	2.5%	2.1%
Closing common stock price per share (b)	$37.83	$41.73	$43.93	$37.83	$43.93
Market capitalization	$43,356	$47,732	$31,495	$43,356	$31,495

Book value per common share (b)	$24.93	$24.89	$16.50	$24.93	$16.50
Tangible book value per common share (b)	5.00	4.84	7.35	5.00	7.35
Period-end shares outstanding (in thousands) (b)	1,146,070	1,143,818	717,000	1,146,070	717,000

(a)	Legacy The Bank of New York only.
(b)	Per share data prior to July 1, 2007 are presented in post-merger share count terms. See page 61 for additional information.
(c)	Calculated excluding pre-tax merger and integration expenses of $149 million, $126 million, $47 million, $275 million and $62 million, respectively, pre-tax intangible amortization expense of $124 million, $122 million, $29 million, $246 million and $57 million, respectively, and the SILO charge of $377 million in the second quarter of 2008.
(d)	See Supplemental information—Explanation of non-GAAP financial measures.
(e)	Excluding the SILO charge, fee and other revenue as a percentage of total revenue was 79% in both the second quarter and first half of 2008 and the net interest margin was 2.21% and 2.17% in the second quarter and first half of 2008.
(f)	Revised for Acquired Corporate Trust Business and harmonization adjustments.
(g)	Adjusted for deferred tax liabilities of $1.96 billion, $1.99 billion, $149 million, $1.96 billion and $149 million, respectively, associated with tax deductible intangible assets.
(h)	The Company’s major credit rating agencies have notified us that in their computation of our capital adequacy, they will give credit for deferred tax liabilities (“DTL”) associated with tax deductible goodwill. The regulators are also considering giving credit for DTL in their capital computations. The DTL associated with tax deductible goodwill totaled $548 million at June 30, 2008, $516 million at March 31, 2008 and $445 million at June 30, 2007.

4    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk.

Certain business terms used in this document are defined in the glossary included in our 2007 Annual Report on Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled “Forward-looking Statements and Risk Factors” on page 94.

Overview

Our businesses

The Bank of New York Mellon Corporation (NYSE: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset management and securities servicing and be recognized for our broad and deep capabilities, superior service and consistent outperformance versus peers. We have a long tradition of collaborating with clients to deliver innovative solutions through our core competencies: asset and wealth management, securities servicing and treasury services. Our extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments/foundations and high-net-worth individuals.

The Company’s businesses benefit from the global growth in financial assets. Our success is based on continuing to provide superior client service, strong investment performance and the highest fiduciary standards. We seek to deploy capital effectively to our businesses, to accelerate their long-term growth and deliver top-tier returns to our shareholders. Our long-term financial goals are focused on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of 12 peer companies. Key components of this strategy include: providing the best client service versus peers (as measured through independent surveys); strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); competitive margins; and positive operating leverage.

Based on the growth opportunities in our businesses, we expect that an increasing percentage of our revenue and income will be derived outside the U.S.

As measurements of efficiency, over time we expect to increase both our level of fee revenue per employee and maintain competitive pre-tax margins.

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

We have established a Tier I capital target of 8% as our principal capital measure. We have also established a secondary target capital ratio of 5% for adjusted tangible common equity. The adjusted tangible common equity ratio reflects the impact of the merger with Mellon Financial and associated goodwill, intangibles and deferred tax liability. The goodwill and intangibles created in the merger have no economic impact but reduce tangible equity. For

The Bank of New York Mellon Corporation    5

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

a discussion of our capital ratios, see the Capital section of this Form 10-Q.

In addition to the merger with Mellon Financial, the following strategic actions had an impact on the second quarter and year-to-date financial results compared with prior periods:

In the second quarter of 2008:

•

We sold Mellon 1st Business Bank, National Association (“M1BB”) – based in Los Angeles, California. The sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively. There was no gain or loss recorded on this transaction. This transaction reflects our focus on reducing non-core activities. Net income for M1BB was $29 million for full year 2007 and was primarily comprised of net interest revenue.

In the first quarter of 2008:

•	We acquired ARX Capital Management (“ARX”), a leading independent asset management business headquartered in Rio de Janeiro, Brazil. ARX has more than $2.8 billion in assets under management.

•	We sold a portion of the assets of Estabrook Capital Management LLC. This sale reduced our assets under management by $2.4 billion.

•

We sold the B-Trade and G-Trade execution businesses to BNY ConvergEx Group, LLC on Feb. 1, 2008. The B-Trade and G-Trade execution businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis. These businesses were sold at book value with the potential for an earnout to be realized in the first half of 2009.

In the fourth quarter of 2007:

•

We completed the acquisition of the remaining 50% interest in ABN AMRO Mellon Global Securities Services B.V. (now known as BNY Mellon Asset Servicing, B.V.), which provides global custody and related services to institutions outside North America. The acquisition of BNY Mellon Asset Servicing, B.V. added $1.0 billion of loans (overdrafts that have been repaid), $3.5 billion of money market assets and $4.5 billion of deposits.

•	In December 2007, we consolidated the assets of our bank-sponsored conduit, Three Rivers Funding Corporation (“TRFC”).

In 2006:

•	We purchased the corporate trust business of JPMorgan Chase (“Acquired Corporate Trust Business”) from and sold our Retail Business to JPMorgan Chase on Oct. 1, 2006.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 in the Notes to Consolidated Financial Statements.

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. In addition, results for the second and first quarters of 2008 and year-to-date 2008 reflect the results of The Bank of New York and Mellon Financial combined. Results for the second quarter and year-to-date 2007 include legacy The Bank of New York only.

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

6    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Second quarter 2008 highlights

We reported net income of $309 million, or $0.27 per share, and income from continuing operations of $302 million, or $0.26 per share in the second quarter of 2008. This compares to net income of $445 million, or $0.62 per share, and income from continuing operations of $448 million, or $0.62 per share, in the second quarter of 2007. The second quarter of 2008 included a charge relating to certain structured lease transactions (“SILOs”) of $380 million, or $0.33 per share, as well as merger and integration expenses of $149 million (pre-tax), or $0.08 per share. The second quarter of 2007 included merger and integration expenses of $47 million (pre-tax) or $0.04 per share. Excluding these amounts, earnings per share from continuing operations were $0.67 in the second quarter of 2008, $0.66 in the second quarter of 2007 and $0.72 in the first quarter of 2008.

Adjusting for the impact of the SILO charge, merger and integration expenses and intangible amortization ($124 million pre-tax), diluted earnings per share for the second quarter of 2008 were $0.74, which compares to $0.69 a year ago and $0.78 sequentially. See the Supplemental information section - Explanation of non-GAAP financial measures.

The results for the second quarter of 2008 included net pre-tax costs associated with the write-down of certain investments in our securities portfolio of $152 million and a pre-tax charge of $22 million for credit monitoring related to lost tapes in our Issuer and Treasury Services segments. The impact of these items decreased earnings per share by approximately $0.09.

Performance highlights for the second quarter of 2008 included:

•

Assets under management totaled $1.1 trillion at June 30, 2008 compared with $153 billion at June 30, 2007. Assets under custody and administration totaled $23.0 trillion at June 30, 2008 compared with $16.7 trillion at June 30, 2007. Both increases primarily resulted from the merger with Mellon Financial.

•	Asset and wealth management fees totaled $844 million in the second quarter of 2008 compared with $168 million in the second quarter of 2007. The increase reflects the merger with Mellon Financial as well as strength in money market flows and certain global equity strategies, partially offset by broad declines in the equity markets.

•

Asset servicing revenue was $868 million in the second quarter of 2008 compared with $427 million in the second quarter of 2007. The increase was primarily due to the merger with Mellon Financial, higher foreign exchange revenue, the benefit of higher spreads in securities lending, new business activity and the fourth quarter of 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., our former joint venture with ABN AMRO.

•

Issuer services revenue was $444 million in the second quarter of 2008 compared with $367 million in the second quarter of 2007. The increase primarily reflects the merger with Mellon Financial as well as increases in Depositary Receipts and global corporate trust fees.

•

Clearing and execution services fees totaled $270 million compared with $291 million in the second quarter of 2007. The decrease primarily reflects the sale of the B-Trade and G-Trade execution businesses in the first quarter of 2008, partially offset by money market and mutual fund fees.

•

Revenue from foreign exchange and other trading activities was $308 million in the second quarter of 2008 compared with $117 million in the second quarter of 2007. The increase reflects the merger with Mellon Financial, the benefit of currency volatility and increased client volumes.

•

Securities losses totaled $152 million in the second quarter of 2008 compared to a loss of $2 million in the second quarter of 2007. The second quarter of 2008 includes a $72 million loss related to Alt-A securities, a $50 million loss related to asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”), and a $30 million loss related to securities backed by home equity lines of credit (“HELOCs”) in the portfolio of TRFC.

•

In the second quarter of 2008 we recorded a $380 million charge related to sale-in, lease-out (SILO) transactions. This charge includes $237 million, in accordance with FAS 13-2, related to revising the cash flows associated with the

The Bank of New York Mellon Corporation    7

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Company’s SILO transactions, as well as $143 million for establishing interest reserves on associated tax benefits. The charge was prompted by recent federal court decisions in BB&T Corp. v. United States and AWG Leasing Trust v. United States, where the tax benefits from certain SILO and LILO transactions were denied. In the third quarter of 2008, we expect to deposit funds with the IRS to offset the accrual of interest on the disputed SILO transactions. The cost of funding the deposit, as well as the recalculation of the cash flows associated with the SILO transactions will result in a decrease in earnings per share of approximately $0.02 per share in both the second half of 2008 and full year 2009. We continue to believe our tax treatment of the SILO transactions was proper under the tax law as it existed at the time the tax benefits were reported.

On Aug. 6, 2008, the IRS announced a settlement program for taxpayers with LILO and SILO transactions. Although the Company has not yet received the offer, it expects that it will in the near future. If the offer is received, the Company will promptly evaluate its terms and financial impact. At this time it is unknown whether the offer will be acceptable to the Company.

•

Net interest revenue was $411 million in the second quarter of 2008 compared with $452 million in the second quarter of 2007. The decrease was due to the SILO charge recorded in the second quarter of 2008, primarily offset by the merger with Mellon Financial.

•

Noninterest expense was $2.758 billion in the second quarter of 2008 compared with $1.389 billion in the second quarter of 2007. The increase resulted from the merger with Mellon Financial, the impact of the annual merit salary increases for employees which became effective April 1, 2008, expense for credit monitoring related to lost tapes ($22 million) and higher incentives, benefits and professional, legal and other purchased services, as well as increases in merger and integration expenses of $102 million and intangible amortization expense of $95 million, partially offset by $131 million of merger-related synergies generated in the second quarter of 2008.

Revenue overview

The vast majority of our revenue consists of fee and other revenue, given our mix of businesses, with net interest revenue comprising the balance.

Fee and other revenue represented 88% of total revenue (79% excluding the SILO charge) on an FTE basis in the second quarter of 2008, compared with 78% in the second quarter of 2007.

Since fee and other revenue constitute the majority of our total revenue, we discuss it in greater detail by type of fee in the fee and other revenue and the business segments sections. In these sections, we note the more specific drivers of such revenue and the factors that caused the various types of fee and other revenue to increase or decline in the second quarter of 2008 compared with the second quarter of 2007. The business segments discussion combines, for each business segment, all types of fee and other revenue generated directly by that segment as well as fee and other revenue transferred between segments under revenue transfer agreements, with net interest revenue generated directly by or allocated to that segment. The discussion of revenue by business segment is fundamental to an understanding of the Company’s results as it represents a principal measure by which management reviews the performance of our businesses compared with performance in prior periods, with our operating plan and with the performance of our competitors.

Net interest revenue comprised 12% of total revenue (21% excluding the SILO charge) on an FTE basis in the second quarter of 2008, compared with 22% in the second quarter of 2007. Net interest revenue is generated from a combination of loans, investment securities, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements. For more information, see the section on net interest revenue.

8    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Sector/segment overview

Sector/Segment	Primary types of revenue
Asset & Wealth Management sector
Asset Management segment	—Asset and wealth management fees from: Institutional clients Mutual funds Private clients —Performance fees —Distribution and servicing fees
Wealth Management segment	—Wealth management fees from high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and foundations and endowments
Institutional Services sector
Asset Servicing segment	—Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending —Foreign exchange
Issuer Services segment	—Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing Services segment	—Clearing and execution services fees, including: Broker-dealer and Registered Investment Advisor services
Treasury Services segment	—Treasury services fees, including: Global payment services Working capital solutions —Financing-related fees
Other segment	—Leasing operations —The activities of Mellon United National Bank —Corporate treasury activities —Business exits —Global markets and institutional banking services —Merger and integration expenses

The Bank of New York Mellon Corporation    9

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Fee and other revenue

Fee and other revenue	2Q08		1Q08	2Q07 (a)	2Q08 vs.		Year-to-date			YTD08 vs. YTD07
(dollars in millions unless otherwise noted)					1Q08	2Q07	2008		2007 (a)
Securities servicing fees:
Asset servicing	$868		$897	$427	(3)%	103%	$1,765		$820	115%
Issuer services	444		376	367	18	21	820		686	20
Clearing and execution services	270		267	291	1	(7)	537		573	(6)
Total securities servicing fees	1,582		1,540	1,085	3	46	3,122		2,079	50
Asset and wealth management fees	844		842	168	-	402	1,686		319	429
Performance fees	16		20	21	(20)	(24)	36		35	3
Foreign exchange and other trading activities	308		259	117	19	163	567		244	132
Treasury services	130		124	55	5	136	254		105	142
Distribution and servicing	110		98	2	12	N/M	208		4	N/M
Financing-related fees	50		48	61	4	(18)	98		113	(13)
Investment income	45		23	39	96	15	68		75	(9)
Other	53		97	34	(45)	56	150		81	85
Total fee revenue (non-FTE)	3,138		3,051	1,582	3	98	6,189		3,055	103
Securities gains (losses)	(152)		(73)	(2)	N/M	N/M	(225)		-	N/M
Total fee and other revenue (non-FTE)	$2,986		$2,978	$1,580	-%	89%	$5,964		$3,055	95%

Fee and other revenue as a percentage of total revenue (FTE)	88	% (b)	79%	78%			83	% (b)	78%

Market value of assets under management at period-end (in billions)	$1,113		$1,105	$153	1%	627%	$1,113		$153	627%
Market value of assets under custody or administration at period-end (in trillions)	$23.0		$23.1	$16.7	-%	38%	$23.0		$16.7	38%
(a)	Legacy The Bank of New York only.
(b)	Excluding the $377 million SILO charge, fee and other revenue as a percentage of total revenue was 79% in both the second quarter and first half of 2008.

N/M – Not meaningful.

Fee and other revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter. For instance, we experience seasonal increases in securities lending in the second quarter of the year, and depositary receipts reflecting global dividend distributions during the second and fourth quarters of the year.

The increase in fee revenue versus the year-ago quarter primarily reflects the merger with Mellon Financial, as well as new business. Sequentially, fee revenue increased $87 million reflecting seasonal increases in the Depositary Receipts business and an increase in foreign exchange and other trading activities, partially offset by a decrease in other revenue, lower performance fees, and lower securities lending revenue (included in asset servicing). The sequential decline in securities lending revenue reflects the narrowing of spreads on government securities from historically high levels, partially offset by seasonality. Other revenue in the first quarter of 2008 included a $42 million gain associated with the initial public offering by VISA.

Securities servicing fees

The increase in securities servicing fees over the second quarter of 2007 reflects the merger with Mellon Financial, higher securities lending revenue, strong new business activity and the BNY Mellon Asset Servicing B.V. acquisition in the fourth quarter of 2007. Securities servicing fees were up sequentially reflecting a seasonal increase in the Depositary Receipts business, partially offset by lower securities lending revenue. See the “Institutional Services Sector” in “Business segments review” for additional details.

10    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Asset and wealth management fees

Asset and wealth management fees increased from the second quarter of 2007 primarily due to the merger with Mellon Financial as well as strength in money market flows and certain global equity strategies, partially offset by broad declines in the equity markets and the prior loss of business at one of our investment boutiques. Sequentially, asset and wealth management fees increased $2 million as strong money market flows offset lower equity market levels. See the “Asset and Wealth Management Sector” in “Business segments review” for additional details regarding the drivers of asset and wealth management fees.

Total assets under management for the Asset and Wealth Management sector were $1.113 trillion at June 30, 2008, compared with $153 billion at June 30, 2007 and $1.105 trillion at March 31, 2008. The increase compared with June 30, 2007 resulted from the merger with Mellon Financial and strong money market flows partially offset by broad declines in the equity markets. The increase compared with March 31, 2008 primarily resulted from strong money market flows, partially offset by long-term outflows and lower equity market values.

Approximately 40% of asset and wealth management fees are generated in the Asset Management segment from managed mutual funds. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $340 million in the second quarter of 2008 compared with $4 million in the second quarter of 2007 and $323 million in the first quarter of 2008. The increase compared with the second quarter of 2007 primarily reflects the merger with Mellon Financial. The increase compared with both prior periods also reflects strong money market flows.

Performance fees

Performance fees, which are reported in the Asset Management segment, are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees. Performance fees decreased $5 million compared with the second quarter of 2007 and $4 million compared with the first quarter of 2008. The decrease compared with the second quarter of 2007 was primarily due to a lower level of performance fees generated from certain equity and alternative strategies, partially offset by the merger with Mellon Financial.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is reported primarily in the Asset Servicing segment, increased by $191 million, or 163%, to $308 million compared with the second quarter of 2007, and increased 19% (unannualized) compared with the first quarter of 2008. The increase compared to the second quarter of 2007 was due to the merger with Mellon Financial and also reflected the benefit of increased volatility as well as higher client volumes. The increase compared with the first quarter of 2008 primarily reflects the benefit of increased volatility and higher client volumes, as well as the negative impact of the adoption of SFAS 157 on the valuation of the interest rate derivatives portfolio in the first quarter of 2008.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, includes fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $75 million from the second quarter of 2007 reflecting the merger with Mellon Financial, as well as higher global payments and cash management fees due primarily to higher client volumes.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds that we manage or administer and are primarily reported in the Asset Management segment. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values.

The Bank of New York Mellon Corporation    11

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The $108 million increase in distribution and servicing fee revenue in the second quarter of 2008 compared with the second quarter of 2007 primarily reflects the merger with Mellon Financial. The $12 million increase compared with the first quarter of 2008 reflects strong money market flows, as well as redemptions in certain international funds. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased $11 million from the second quarter of 2007 and were relatively flat sequentially. The decrease from the second quarter of 2007 reflects a lower level of credit-related activities consistent with our strategic direction.

Investment income

Investment income, which is primarily reported in the Other and Asset Management segments, includes the gains and losses on private equity investments and seed capital investments, income from insurance contracts, and lease residual gains and losses. The increase in investment income from the second quarter of 2007 primarily resulted from the merger with Mellon Financial partially offset by lower private equity investment income. The sequential increase reflects higher market value of seed capital investments. Seed capital revenue was $3 million in the second quarter of 2008 compared to a loss of $19 million in the first quarter of 2008. Private equity investment income was $3 million in the second quarter of 2008, down from $7 million in the first quarter of 2008 and $18 million in the second quarter of 2007.

Other revenue

Other revenue is comprised of asset-related gains, equity investment income, expense reimbursements from joint ventures, merchant card fees, net economic value payments and other transactions. Asset-related gains include loan, real estate dispositions and other assets. Equity investment income primarily reflects our proportionate share of the income from our investment in Wing Hang Bank Limited. Expense reimbursements from joint ventures relate to expenses incurred by the Company on behalf of joint ventures. Other transactions primarily include low income housing, other investments and various miscellaneous revenues.

Other revenue increased compared to the second quarter of 2007 reflecting higher asset related gains and expense reimbursements from joint ventures, partially offset by lower economic value payments related to the Acquired Corporate Trust Business. The decrease from the first quarter of 2008 reflects the $42 million gain associated with the initial public offering by VISA recorded in the first quarter of 2008. The breakdown of other revenue categories is shown in the following table:

Other revenue (in millions)	2Q08	1Q08	2Q07(a)	Year-to-date
				2008	2007 (a)
Asset-related gains	$23	$46	$5	$69	$9
Equity investment income	13	12	12	25	25
Expense reimbursements from joint ventures	8	9	-	17	-
Merchant card fees	3	6	-	9	-
Net economic value payments	-	2	13	2	37
Other	6	22	4	28	10
Total other revenue	$53	$97	$34	$150	$81
(a)	Legacy The Bank of New York only.

12    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Securities gains (losses)

Securities losses totaled $152 million in the second quarter of 2008 compared to a loss of $2 million in the second quarter of 2007 and losses of $73 million in the first quarter of 2008. The losses in the second quarter of 2008 primarily reflected write-downs related to Alt-A securities ($72 million), ABS CDOs ($50 million) and our HELOC portfolio ($30 million). The losses in the first quarter of 2008 primarily reflected $24 million related to ABS CDOs, $22 million related to structured investment vehicles (“SIVs”) and $28 million in the HELOC portfolio. See the Consolidated balance sheet review for further information on the investment securities portfolio.

Year-to-date 2008 compared with year-to-date 2007

Fee revenue for the first six months of 2008 totaled $6.189 billion, an increase of 103% compared with the first six months of 2007. This increase primarily reflects the merger with Mellon Financial, higher securities servicing fees and foreign exchange and other trading activities. The increase in securities servicing fees reflects strong securities lending revenue and strong new business activity, partially offset by lower clearing and execution services revenue as a result of the sale of the B-Trade and G-Trade execution businesses. Foreign exchange and other trading activities increased primarily due to the merger with Mellon Financial, the benefit of significant increases in currency volatility as well as higher client volumes.

Net interest revenue

Net interest revenue (dollar amounts in millions)	2Q08	1Q08	2Q07 (a)	2008 vs.				Year-to-date		YTD08 vs. YTD07
				1Q08		2Q07		2008	2007 (a)
Net interest revenue (non-FTE)	$411	$767	$452	(46)%		(9)%		$1,178	$879	34%
Tax equivalent adjustment	4	6	2	N/M		N/M		10	4	N/M
Net interest revenue (FTE)	415	773	454	(46)		(9)		1,188	883	35
SILO charge	377	—	—	N/M		N/M		377	—	N/M
Net interest revenue (FTE) - non-GAAP	$792	$773	$454	2%		74%		$1,565	$883	77%
Net interest margin (FTE)	1.16%	2.14%	2.01%	(98	) bps	(85	) bps	1.65%	2.10%	(45	) bps
Net interest margin (FTE) - non-GAAP	2.21	2.14	2.01	7		20		2.17	2.10	7
(a)	Legacy The Bank of New York only.

N/M - Not meaningful.

bps - basis points.

Net interest revenue on an FTE basis totaled $415 million in the second quarter of 2008, and included a $377 million charge related to SILOs. Net interest revenue on an FTE basis totaled $454 million in the second quarter of 2007 and $773 million in the first quarter of 2008. The net interest margin was 1.16% in the second quarter of 2008, compared with 2.01% in the second quarter of 2007 and 2.14% in the first quarter of 2008.

The decrease in net interest revenue compared with the second quarter of 2007 and first quarter of 2008 reflects the SILO charge recorded in the second quarter of 2008. Excluding the SILO charge, the increase compared with the prior year period reflects the merger with Mellon Financial, wider spreads on investment securities and a higher level of average interest-earning assets driven by an increase in interest-bearing deposits resulting primarily from growth in the Securities Servicing businesses. The decrease in net interest revenue compared with the first quarter of 2008 primarily reflects the SILO charge. Excluding the SILO charge, the sequential increase reflects higher net interest revenue resulting from wider spreads on investment securities.

Average interest-earning assets were $144 billion in the second quarter of 2008 compared with $145 billion sequentially and $91 billion in the second quarter of 2007. The increase in interest-earning assets compared with the second quarter of 2007 reflects the merger with Mellon Financial as well as

The Bank of New York Mellon Corporation    13

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

the impact of a higher level of interest-bearing deposits driven by higher client activity primarily in our Securities Servicing businesses.

The net interest margin decreased 85 basis points year-over-year and 98 basis points sequentially. Both decreases principally reflect the SILO charge. Excluding the SILO charge, the net interest margin increased 20 basis points compared with the second quarter of 2007 and 7 basis points compared with the first quarter of 2008. Both increases primarily reflect the benefit of wider spreads on investment securities.

Year-to-date 2008 compared with year-to-date 2007

Net interest revenue on an FTE basis totaled $1.188 billion in the first six months of 2008, an increase of 35% compared with $883 million in the first six months of 2007. The net interest margin was 1.65% in the first half of 2008 and 2.10% in the first half of 2007. The decrease in the first six months of 2008 compared with the first six months of 2007 was primarily due to the merger with Mellon Financial as well as wider spreads on the investment securities portfolio, partially offset by the SILO charge. Excluding the SILO charge, net interest revenue (FTE) was $1.565 billion, an increase of 77% compared with the first six months of 2007 and the net interest margin was 2.17%, an increase of 7 basis points.

14    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

AVERAGE BALANCES AND INTEREST RATES

	Quarter ended
	June 30, 2008			March 31, 2008		June 30, 2007 (a)
(dollar amounts in millions)	Average balance	Average rates		Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$43,361	3.82%		$38,658	4.28%	$20,558	4.54%
Federal funds sold and securities under resale agreements	6,744	2.21		8,199	3.15	5,846	5.25
Margin loans	5,802	3.36		5,258	4.47	5,563	6.31
Non-margin loans:
Domestic offices	28,068	(1.56	) (b)	29,357	4.49	19,170	5.04
Foreign offices	13,281	3.97		13,881	4.55	12,584	5.70

Total non-margin loans	41,349	0.22	(b)	43,238	4.51	31,754	5.30
Securities:
U.S. government obligations	552	3.05		430	3.48	87	4.90
U.S. government agency obligations	11,098	4.27		11,333	4.74	2,775	5.20
Obligations of states and political subdivisions	676	5.74		703	7.58	77	8.65
Other securities	32,755	5.22		35,840	5.26	22,572	5.22
Trading securities	1,918	3.74		1,459	5.36	1,325	4.27

Total securities	46,999	4.92		49,765	5.16	26,836	5.17

Total interest-earning assets	144,255	3.05	(b)	145,118	4.59	90,557	5.15
Allowance for credit losses	(310)			(311)		(290)
Cash and due from banks	5,399			5,831		2,631
Other assets	46,653			50,152		21,425
Total assets	$195,997			$200,790		$114,323
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$13,590	0.96%		$13,296	1.63%	$6,406	2.87%
Savings	980	1.74		913	2.33	423	1.92
Certificates of deposit of $100,000 & over	2,116	2.71		2,313	4.09	2,679	5.23
Other time deposits	6,458	1.86		8,445	2.42	684	5.36
Foreign offices	71,641	2.22		67,914	2.85	43,418	3.64

Total interest-bearing deposits	94,785	2.02		92,881	2.66	53,610	3.64
Federal funds purchased and securities under repurchase agreements	4,338	1.05		4,750	2.18	1,377	4.79
Other borrowed funds	2,840	3.21		3,343	3.50	2,321	4.22
Payables to customers and broker-dealers	5,550	1.32		4,942	1.94	5,154	3.63
Long-term debt	16,841	3.58		17,125	4.51	10,042	5.38

Total interest-bearing liabilities	124,354	2.20		123,041	2.90	72,504	3.92
Total noninterest-bearing deposits	24,822			26,240		15,334
Other liabilities	18,314			21,958		14,919

Total liabilities	167,490			171,239		102,757
Shareholders’ equity	28,507			29,551		11,566
Total liabilities and shareholders’ equity	$195,997			$200,790		$114,323
Net interest margin - Taxable equivalent basis		1.16	% (b)		2.14%		2.01%
(a)	Legacy The Bank of New York only.
(b)	Second quarter of 2008 includes the impact of the SILO charge. Excluding this charge, the domestic offices’ non-margin loan rate would have been 3.82%, the total non-margin loan rate would have been 3.87%, the interest-earning assets rate would have been 4.10% and the net interest margin would have been 2.21% for the second quarter of 2008.

Note: Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation    15

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

AVERAGE BALANCES AND INTEREST RATES

	Year-to-date
	2008			2007 (a)
(dollar amounts in millions)	Average balance	Average rates		Average balance	Average rates

Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$41,010	4.04%		$17,072	4.47%
Federal funds sold and securities under resale agreements	7,471	2.73		5,144	5.24
Margin loans	5,529	3.89		5,482	6.32
Non-margin loans:
Domestic offices	29,064	1.56	(b)	19,200	5.09
Foreign offices	13,230	4.28		11,955	5.77

Total non-margin loans	42,294	2.41	(b)	31,155	5.35
Securities
U.S. government obligations	491	3.24		87	4.92
U.S. government agency obligations	11,216	4.51		2,840	5.14
Obligations of states and political subdivisions	689	6.68		81	8.43
Other securities	34,298	5.24		20,951	5.25
Trading securities	1,689	4.44		2,035	4.75

Total securities	48,383	5.05		25,994	5.21

Total interest-earning assets	144,687	3.83	(b)	84,847	5.20
Allowance for credit losses	(311)			(288)
Cash and due from banks	5,615			2,528
Other assets	48,403			21,131
Total assets	$198,394			$108,218
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$13,443	1.29%		$6,288	2.92%
Savings	947	2.02		420	1.89
Certificates of deposit of $100,000 & over	2,215	3.43		2,905	5.34
Other time deposits	7,452	2.18		634	5.28
Foreign offices	69,776	2.53		38,516	3.66

Total interest-bearing deposits	93,833	2.34		48,763	3.67
Federal funds purchased and securities under repurchase agreements	4,544	1.64		1,451	4.89
Other funds borrowed	3,091	3.36		2,098	3.63
Payables to customers and broker-dealers	5,247	1.61		4,952	3.61
Long-term debt	16,983	4.08		9,468	5.41

Total interest-bearing liabilities	123,698	2.54		66,732	3.95
Total noninterest-bearing deposits	25,531			15,120
Other liabilities	20,136			14,944

Total liabilities	169,365			96,796
Shareholders’ equity	29,029			11,422
Total liabilities and shareholders’ equity	$198,394			$108,218
Net interest margin - Taxable equivalent basis		1.65	% (b)		2.10%
(a)	Legacy The Bank of New York only.
(b)	Year-to-date 2008 includes the impact of the SILO charge. Excluding this charge, the domestic offices’ non-margin loan rate would have been 4.16%, the total non-margin loan rate would have been 4.19%, the interest-earning assets rate would have been 4.35% and the net interest margin would have been 2.17% for the first half of 2008.

Note: Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years.

16    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Noninterest expense

Noninterest expense				2Q08 vs.		Year-to-date		YTD08 vs. YTD07
(dollar amounts in millions)	2Q08	1Q08	2Q07 (a)	1Q08	2Q07	2008	2007 (a)
Staff:
Compensation	$804	$795	$472	1%	70%	$1,599	$931	72%
Incentives	386	366	171	5	126	752	318	136
Employee benefits	201	191	109	5	84	392	223	76
Total staff	1,391	1,352	752	3	85	2,743	1,472	86
Professional, legal and other purchased services	280	252	132	11	112	532	262	103
Net occupancy	139	129	81	8	72	268	160	68
Distribution and servicing	131	130	4	1	N/M	261	8	N/M
Software	88	79	57	11	54	167	111	50
Furniture and equipment	79	79	54	—	46	158	104	52
Business development	75	66	37	14	103	141	67	110
Sub-custodian	62	61	42	2	48	123	76	62
Communications	33	32	23	3	43	65	42	55
Clearing and execution	21	9	44	N/M	(52)	30	81	(63)
Other	186	182	87	2	114	368	159	131
Subtotal	2,485	2,371	1,313	5	89	4,856	2,542	91
Amortization of intangible assets	124	122	29	2	N/M	246	57	N/M
Merger and integration expenses:
The Bank of New York Mellon Corporation	146	121	35	21	N/M	267	39	N/M
Acquired Corporate Trust Business	3	5	12	(40)	(75)	8	23	(65)
Total noninterest expense	$2,758	$2,619	$1,389	5%	99%	$5,377	$2,661	102%
Total staff expense as a percent of total revenue (FTE)	41%	36%	37%			38%	37%
Employees at period-end	43,100	42,600	23,200	1%	86%	43,100	23,200	86%
(a)	Legacy The Bank of New York only.

N/M - Not meaningful.

Total noninterest expense increased compared with both the second quarter of 2007 and first quarter of 2008. Noninterest expense in the second quarter of 2008 included $25 million related to the April 1, 2008 annual merit salary increase for employees and $22 million related to a credit monitoring charge for lost tapes. The increase compared with the second quarter of 2007 resulted primarily from the merger with Mellon Financial, the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., the previously mentioned merit increase and the credit monitoring charge, partially offset by the sale of the B-Trade and G-Trade execution businesses to BNY ConvergEx.

The sequential quarter increase reflects:

•	the April 1, 2008 merit increase;
•	the credit monitoring charge associated with the lost tapes;
•	expense rebates received in the first quarter of 2008;
•	software impairment costs; and
•	higher business development costs, incentives, benefits and professional, legal and other purchased services expense.

The increase in merger and integration expense and intangible amortization expense compared to the second quarter of 2007 resulted from the merger with Mellon Financial.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised approximately 56% of total noninterest expense, excluding merger and integration and intangible amortization expense, in the second quarter of 2008.

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

The increase in staff expense compared with the second quarter of 2007 reflects a net increase in headcount associated with the Mellon Financial merger, the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., the April 1, 2008 merit increase, as well as higher incentives and benefits expense, partially offset by the sale of the B-Trade and G-Trade execution businesses. The increase in benefits expense includes higher pension costs primarily due to the accrual of additional benefits for employees past normal retirement age.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense excluding merger and integration expenses and intangible amortization expense totaled $1.094 billion in the second quarter of 2008 compared with $1.019 billion in the first quarter of 2008 and $561 million in the second quarter of 2007. Non-staff expenses were impacted by the merger with Mellon Financial as well as the following activities:

•

A $127 million increase in distribution and servicing expense compared with the second quarter of 2007. Distribution and servicing expense represents amounts paid to other financial intermediaries to cover their costs for distribution (marketing support, administration and record keeping) and servicing of mutual funds. Generally, increases in distribution and servicing expense reflect higher net sales. Distribution and servicing expense in any one year is not expected to be fully recovered by higher distribution and servicing revenue; rather it contributes to future growth in mutual fund management revenue reflecting the growth in mutual fund assets generated through certain distribution channels.

•

The second quarter of 2008 versus the second quarter of 2007 increase in professional, legal and other purchased services, net occupancy, sub-custodian, business development, furniture and equipment, software and communications expense reflect business growth, strategic initiatives, and software impairment costs incurred in the second quarter of 2008.

•	The sequential increase in clearing and execution expense reflects expense rebates received in the first quarter of 2008.
•

The increase in other expense compared with both prior periods reflects organic business growth, and also includes a $22 million expense associated with a credit monitoring charge for lost tapes in the second quarter of 2008. The first quarter of 2008 included a $25 million write-down of seed capital investments related to a formerly affiliated hedge fund manager. Further analysis is currently being performed on the lost tapes which may result in additional expenses in the third quarter of 2008.

In the second quarter of 2008, we incurred $146 million of merger and integration expenses related to the merger with Mellon Financial, comprised of the following:

•	Integration/conversion costs—including consulting, system conversions and staff ($94 million);
•	Personnel related costs—includes severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($45 million); and
•	One-time costs—includes facilities related costs, asset write-offs, vendor contract modifications, rebranding and net gain (loss) on disposals ($7 million).

18    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

We also incurred $3 million of merger and integration expense associated with the Acquired Corporate Trust Business in the second quarter of 2008.

Amortization of intangible assets was $124 million in the second quarter of 2008 compared with $122 million in the first quarter of 2008 and $29 million in the second quarter of 2007. The increase compared with the second quarter of 2007 primarily reflects the merger with Mellon Financial.

Year-to-date 2008 compared with year-to-date 2007

Noninterest expense in the first six months of 2008 increased $2.716 billion, or 102%, compared with the first six months of 2007. The increase primarily resulted from the merger with Mellon Financial, the acquisition of the remaining 50% interest in the joint venture with ABN AMRO, the April 1, 2008 merit increase, and the credit monitoring charge for lost tapes, partially offset by the sale of the B-Trade and G-Trade execution businesses.

Income taxes

On a continuing operations basis, the effective tax rate for the second quarter of 2008 was 50.8%, compared with 31.9% in the second quarter of 2007 and 32.5% in the first quarter of 2008. The higher effective tax rate in the second quarter of 2008 compared with the first quarter of 2008 reflects the SILO charge. For additional information regarding the SILO charge, see Note 15, Commitments and contingent liabilities. Excluding the SILO charge and merger and integration expense, the effective tax rate was 32.4% in the second quarter of 2008 compared with 31.9% in the second quarter of 2007 and 33.3% in the first quarter of 2008.

The effective tax rate in the third quarter of 2008 is expected to be approximately 33%.

Credit loss provision and net charge-offs

Credit loss provision and net charge-offs	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2008	2008	2007 (a)	2008	2007 (a)
Provision for credit losses	$25	$16	$(15)	$41	$(30)

Net (charge-offs) recoveries:
Commercial	$(12)	$(6)	$-	$(18)	$(5)
Leasing	1	-	5	1	13
Foreign	-	(5)	-	(5)	-
Other	(2)	(2)	-	(4)	-
Total net (charge-offs) recoveries	$(13)	$(13)	$5	$(26)	$8
(a)	Legacy The Bank of New York only.

The provision for credit losses was $25 million in the second quarter of 2008, compared with $16 million in the first quarter of 2008 and a credit of $15 million in the second quarter of 2007. The increase in allowance for credit losses in the second quarter of 2008 compared with the second quarter of 2007 primarily reflects the increase in nonperforming loans. We recorded a net charge-off of $13 million in the second quarter of 2008, compared with a net charge-off of $13 million in the first quarter of 2008 and a net recovery of $5 million in the second quarter of 2007. Net charge-offs in the second quarter of 2008 primarily reflect commercial real estate charge-offs.

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

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K except other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business segments are on an FTE basis. Segment results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

In the second quarter of 2008, we moved the financial results of M1BB and Mellon United National Bank (“MUNB”) to the Other segment from the Wealth Management segment. This change reflects the sale of MIBB in June 2008, as well as our focus on reducing non-core activities. Historical segment results for Wealth Management and Other have been restated to reflect these changes.

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

We provide segment data for seven segments with certain segments combined into sectors groupings as shown below:

•	Asset and Wealth Management sector
•	Asset Management segment
•	Wealth Management segment
•	Institutional Services sector
•	Asset Servicing segment
•	Issuer Services segment
•	Clearing Services segment
•	Treasury Services segment
•	Other segment

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

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•	Goodwill and intangible assets are reflected within individual business segments.

20    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

•	The operations of Mellon Financial are included only from July 1, 2007, the effective date of the merger.

The merger with Mellon Financial in July 2007 had a considerable impact on the business segment results in the second quarter of 2008 compared with the second quarter of 2007. The merger with Mellon Financial significantly impacted the Asset Management, Wealth Management and Asset Servicing segments and, to a lesser extent, the Issuer Services, Treasury Services and Other segments. The volatile market environment continued to impact our business segments in the second quarter of 2008 compared with the second quarter of 2007 as reflected by higher foreign exchange and other trading activities and securities lending revenue. Also, broad declines in the equity markets from the second quarter of 2007 influenced revenue in the Asset and Wealth Management segments during that period.

Non-program equity trading volumes were down 11% sequentially and up 36% year-over-year. In addition, average daily U.S. fixed-income trading volume was down 16% sequentially and up 1% year-over-year. Total debt issuances increased 31% sequentially and decreased 20% year-over-year. The issuance of global collateralized debt obligations was down 90% versus the second quarter of 2007.

The period end S&P 500 Index decreased 3% sequentially and 15% year-over-year. The period end FTSE 100 Index decreased 1% sequentially and 15% year-over-year. On a daily average basis, both the S&P 500 Index and FTSE 100 Index increased 1% sequentially and decreased 8% year-over-year. The period end NASDAQ Composite Index increased 1% sequentially and decreased 12% year-over-year.

The changes in the value of market indices impact fee revenue in the Asset and Wealth Management segments and our securities servicing businesses. Using the S&P 500 as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500, sustained for one year, would impact fee revenue by approximately 1% and fully diluted EPS on a continuing operations basis by $0.05 per share.

The table below presents the value of certain market indices at period end, as well as on a quarterly and year-to-date average basis.

Market indices						2Q08 vs.		Year-to-date		YTD08 vs.
	2Q07	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007	YTD07
S&P 500 Index (a)	1503	1527	1468	1323	1280	(3)%	(15)%	1280	1503	(15)%
S&P 500 Index-daily average	1496	1490	1496	1353	1371	1	(8)	1362	1461	(7)
FTSE 100 Index (a)	6608	6467	6457	5702	5626	(1)	(15)	5626	6608	(15)
FTSE 100 Index-daily average	6534	6366	6455	5891	5979	1	(8)	5937	6397	(7)
NASDAQ Composite Index (a)	2603	2702	2652	2279	2293	1	(12)	2293	2603	(12)
Lehman Brothers Aggregate Bondsm Index (a)	227.9	246.2	257.5	281.2	270.1	(4)	19	270.1	227.9	19
MSCI EAFE® Index (a)	2262.2	2300.3	2253.4	2038.6	1967.2	(4)	(13)	1967.2	2262.2	(13)
NYSE Volume (in billions)	127.7	145.5	135.0	158.5	140.7	(11)	10	299.2	251.5	19
NASDAQ Volume (in billions)	134.0	137.0	137.4	148.9	134.5	(10)	-	283.4	265.4	7
(a)	Period end.

The Bank of New York Mellon Corporation    21

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$796	$161	$957	$1,085	$479	$330	$255	$2,149	$(109)	$2,997
Net interest revenue	11	48	59	213	176	74	153	616	(260)	415
Total revenue	807	209	1,016	1,298	655	404	408	2,765	(369)	3,412 (a)
Provision for credit losses	—	(1)	(1)	—	—	—	—	—	26	25
Noninterest expense	604	155	759	808	367	297	210	1,682	317	2,758
Income before taxes	$203	$55	$258	$490	$288	$107	$198	$1,083	$(712)	$629
Pre-tax operating margin(b)	25%	26%	25%	38%	44%	26%	49%	39%	N/M	18%
Average assets	$13,000	$10,247	$23,247	$54,407	$35,119	$17,289	$20,715	$127,530	$45,220	$195,997
Excluding intangible amortization:
Noninterest expense	$536	$142	$678	$803	$347	$291	$203	$1,644	$312	$2,634
Income before taxes	271	68	339	495	308	113	205	1,121	(707)	753
Pre-tax operating margin (b)	34%	33%	33%	38%	47%	28%	50%	41%	N/M	22%

For the quarter ended March 31, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$752	$166	$918	$1,101	$407	$319	$227	$2,054	$15	$2,987
Net interest revenue	15	46	61	221	153	74	183	631	81	773
Total revenue	767	212	979	1,322	560	393	410	2,685	96	3,760 (a)
Provision for credit losses	—	—	—	—	—	—	—	—	16	16
Noninterest expense	624	155	779	752	337	280	212	1,581	259	2,619
Income before taxes	$143	$57	$200	$570	$223	$113	$198	$1,104	$(179)	$1,125
Pre-tax operating margin(b)	19%	27%	20%	43%	40%	29%	48%	41%	N/M	30%
Average assets	$12,976	$10,489	$23,465	$52,170	$32,182	$16,574	$23,620	$124,546	$52,779	$200,790
Excluding intangible amortization:
Noninterest expense	$562	$142	$704	$745	$317	$274	$205	$1,541	$252	$2,497
Income before taxes	205	70	275	577	243	119	205	1,144	(172)	1,247
Pre-tax operating margin (b)	27%	33%	28%	44%	43%	30%	50%	43%	N/M	33%

For the quarter ended Dec. 31, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$888	$167	$1,055	$1,033	$457	$357	$243	$2,090	$(90)	$3,055
Net interest revenue	18	42	60	224	175	78	162	639	58	757
Total revenue	906	209	1,115	1,257	632	435	405	2,729	(32)	3,812 (a)
Provision for credit losses	—	—	—	—	—	—	—	—	20	20
Noninterest expense	629	156	785	813	345	311	208	1,677	287	2,749
Income before taxes	$277	$53	$330	$444	$287	$124	$197	$1,052	$(339)	$1,043
Pre-tax operating margin(b)	31%	25%	30%	35%	45%	29%	49%	39%	N/M	27%
Average assets	$13,079	$9,854	$22,933	$48,353	$32,708	$16,698	$21,803	$119,562	$50,492	$192,987
Excluding intangible amortization:
Noninterest expense	$559	$142	$701	$807	$324	$305	$201	$1,637	$280	$2,618
Income before taxes	347	67	414	450	308	130	204	1,092	(332)	1,174
Pre-tax operating margin (b)	38%	32%	37%	36%	49%	30%	50%	40%	N/M	31%

22    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

For the quarter ended Sept. 30, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$745	$156	$901	$906	$460	$372	$224	$1,962	$77	$2,940
Net interest revenue	(4)	41	37	195	159	77	140	571	66	674
Total revenue	741	197	938	1,101	619	449	364	2,533	143	3,614 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	-	-
Noninterest expense	608	153	761	759	311	322	203	1,595	350	2,706
Income before taxes	$133	$44	$177	$342	$308	$127	$161	$938	$(207)	$908
Pre-tax operating margin(b)	18%	22%	19%	31%	50%	28%	44%	37%	N/M	25%
Average assets	$13,021	$9,960	$22,981	$43,948	$30,738	$15,854	$21,070	$111,610	$49,237	$183,828
Excluding intangible amortization:
Noninterest expense	$538	$139	$677	$753	$291	$316	$196	$1,556	$342	$2,575
Income before taxes	203	58	261	348	328	133	168	977	(199)	1,039
Pre-tax operating margin(b)	27%	29%	28%	32%	53%	30%	46%	39%	N/M	29%

	Legacy The Bank of New York only
For the quarter ended June 30, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$127	$50	$177	$520	$390	$321	$143	$1,374	$29	$1,580
Net interest revenue	(2)	14	12	148	131	75	102	456	(14)	454
Total revenue	125	64	189	668	521	396	245	1,830	15	2,034 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	(15)	(15)
Noninterest expense	76	53	129	466	257	300	127	1,150	110	1,389
Income before taxes	$49	$11	$60	$202	$264	$96	$118	$680	$(80)	$660
Pre-tax operating margin(b)	39%	17%	32%	30%	51%	24%	48%	37%	N/M	32%
Average assets	$1,557	$1,427	$2,984	$30,819	$23,189	$14,392	$15,803	$84,203	$27,136	$114,323
Excluding intangible amortization:
Noninterest expense	$72	$53	$125	$464	$240	$294	$127	$1,125	$110	$1,360
Income before taxes	53	11	64	204	281	102	118	705	(80)	689
Pre-tax operating margin(b)	42%	17%	34%	31%	54%	26%	48%	39%	N/M	34%

For the six months ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$1,548	$327	$1,875	$2,186	$886	$649	$482	$4,203	$(94)	$5,984
Net interest revenue	26	94	120	434	329	148	336	1,247	(179)	1,188
Total revenue	1,574	421	1,995	2,620	1,215	797	818	5,450	(273)	7,172 (a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	42	41
Noninterest expense	1,228	310	1,538	1,560	704	577	422	3,263	576	5,377
Income before taxes	$346	$112	$458	$1,060	$511	$220	$396	$2,187	$(891)	$1,754
Pre-tax operating margin(b)	22%	27%	23%	40%	42%	28%	48%	40%	N/M	24%
Average assets	$12,988	$10,368	$23,356	$53,288	$33,651	$16,932	$22,168	$126,039	$48,999	$198,394
Excluding intangible amortization:
Noninterest expense	$1,098	$284	$1,382	$1,548	$664	$565	$408	$3,185	$564	$5,131
Income before taxes	476	138	614	1,072	551	232	410	2,265	(879)	2,000
Pre-tax operating margin(b)	30%	33%	31%	41%	45%	29%	50%	42%	N/M	28%

The Bank of New York Mellon Corporation    23

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

	Legacy The Bank of New York only
For the six months ended June 30, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$233	$100	$333	$992	$743	$631	$280	$2,646	$76	$3,055
Net interest revenue	5	28	33	273	233	149	211	866	(16)	883
Total revenue	238	128	366	1,265	976	780	491	3,512	60	3,938 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	(30)	(30)
Noninterest expense	146	104	250	899	503	583	246	2,231	180	2,661
Income before taxes	$92	$24	$116	$366	$473	$197	$245	$1,281	$(90)	$1,307
Pre-tax operating margin (b)	39%	19%	32%	29%	48%	25%	50%	36%	N/M	33%
Average assets	$1,687	$1,423	$3,110	$29,643	$19,466	$14,687	$15,409	$79,205	$25,903	$108,218
Excluding intangible amortization:
Noninterest expense	$138	$104	$242	$896	$469	$571	$246	$2,182	$180	$2,604
Income before taxes	100	24	124	369	507	209	245	1,330	(90)	1,364
Pre-tax operating margin (b)	42%	19%	34%	29%	52%	27%	50%	38%	N/M	35%
(a)	Consolidated results include FTE impact of $15 million in the second quarter of 2008, $15 million in the first quarter of 2008, $16 million in the fourth quarter of 2007, $14 million in the third quarter of 2007, $2 million in the second quarter of 2007, $30 million in the first six months of 2008 and $4 million in the first six months of 2007.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of assets under management (“AUM”) and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. AUM were $1.113 trillion at June 30, 2008, compared with $153 billion at June 30, 2007, and $1.105 trillion at March 31, 2008. The year-over-year increase in AUM reflects the merger with Mellon Financial and strong money market flows, partially offset by broad declines in equity market levels. The increase from March 31, 2008 reflects strong money market flows, partially offset by long-term outflows and lower equity markets.

Assets under management at period-end, by product type (in billions)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Equity securities	$43	$456	$460	$424	$412
Money market	41	275	296	320	343
Fixed income securities	22	215	218	219	218
Alternative investments and overlay	47	160	147	142	140
Total assets under management	$153	$1,106	$1,121	$1,105	$1,113
(a) Legacy The Bank of New York only.
Assets under management at period-end, by client type (in billions)	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Institutional	$113	$682	$671	$636	$625
Mutual funds	18	323	349	373	393
Private client	22	101	101	96	95
Total assets under management	$153	$1,106	$1,121	$1,105	$1,113
(a)	Legacy The Bank of New York only.

24    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Changes in market value of assets under management from March 31, 2008 to June 30, 2008 – by business segment
(in billions)	Asset Management	Wealth Management		Total
Market value of assets under management at March 31, 2008:	$1,021	$84		$1,105
Net inflows (outflows):
Long-term	(8)	—		(8)
Money market	21	—		21

Total net inflows	13	—		13
Net market depreciation (a)	(3)	(3)		(6)
Other	1	—		1
Market value of assets under management at June 30, 2008	$1,032 (b)	$81	(c)	$1,113

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $8 billion subadvised for other segments.
(c)	Excludes private client assets managed in the Asset Management segment.

Changes in market value of assets under management from June 30, 2007 to June 30, 2008 – by business segment
(in billions)	Asset Management	Wealth Management		Total
Market value of assets under management at June 30, 2007:
The Bank of New York	$129	$24		$153
Mellon Financial	868	61		929
Net inflows (outflows):
Long-term	(36)	4		(32)
Money market	116	-		116

Total net inflows	80	4		84
Net market depreciation (a)	(46)	(8)		(54)
Other	1	-		1
Market value of assets under management at June 30, 2008	$1,032 (b)	$81	(c)	$1,113

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $8 billion subadvised for other segments.
(c)	Excludes private client assets managed in the Asset Management segment.

Asset Management segment

(dollar amounts in millions, presented on FTE basis)						2Q08 vs.		Year-to-date		YTD08 vs. YTD07
	2Q07 (a)	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007 (a)
Revenue:
Asset and wealth management:
Mutual funds	$4	$307	$323	$323	$340	5%	N/M	$663	$7	N/M
Institutional clients	80	331	342	304	290	(5)	263%	594	148	301%
Private clients	16	47	47	45	47	4	194	92	30	207
Total asset and wealth management revenue	100	685	712	672	677	1	577	1,349	185	629
Performance fees	21	(3)	62	20	16	(20)	(24)	36	35	3
Distribution and servicing	-	89	104	86	99	15	N/M	185	-	N/M
Other	6	(26)	10	(26)	4	N/M	(33)	(22)	13	(269)
Total fee and other revenue	127	745	888	752	796	6	527	1,548	233	564
Net interest revenue (expense)	(2)	(4)	18	15	11	(27)	N/M	26	5	420
Total revenue	125	741	906	767	807	5	546	1,574	238	561
Noninterest expense (ex. intangible amortization)	72	538	559	562	536	(5)	644	1,098	138	696
Income before taxes (ex. intangible amortization)	53	203	347	205	271	32	411	476	100	376
Amortization of intangible assets	4	70	70	62	68	10	N/M	130	8	N/M
Income before taxes	$49	$133	$277	$143	$203	42%	314%	$346	$92	276
Pre-tax operating margin (ex. intangible amortization)	42%	27%	38%	27%	34%			30%	42%
Average assets	$1,557	$13,021	$13,079	$12,976	$13,000	-%	735%	$12,988	$1,687	670%

(a)	Legacy The Bank of New York only.

N/M –Not meaningful.

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

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Management International, which is responsible for the distribution of investment management products internationally, and the Dreyfus Corporation, which is responsible for U.S. distribution of retail mutual funds, separate accounts and annuities.

BNY Mellon Asset Management is the 13th largest global asset manager, the 10th largest U.S. asset manager and the 7th largest asset manager in Europe. We are also a top five tax-exempt, institutional U.S. asset manager.

In the first quarter of 2008, we acquired ARX, a leading independent asset management business headquartered in Rio de Janeiro, Brazil. ARX has more than $2.8 billion in assets under management. Also in the first quarter, we sold a portion of the Estabrook Capital Management business which reduced our assets under management by $2.4 billion.

On July 18, 2008, we entered into a definitive agreement to sell the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in assets under management. We expect to complete this transaction by the end of 2008.

The results of the Asset Management segment are mainly driven by the period-end and average levels of assets managed as well as the mix of those assets, as previously shown. Results for this segment are also impacted by sales of fee-based products such as fixed and variable annuities and separately managed accounts. Expenses in this segment are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

Review of financial results

Income before taxes was $203 million in the second quarter of 2008 compared with $49 million in the second quarter of 2007 and $143 million in the first quarter of 2008. Income before taxes (excluding intangible amortization) was $271 million in the second quarter of 2008 compared with $53 million in the second quarter of 2007 and $205 million in the first quarter of 2008. Results compared with the second quarter of 2007 were primarily impacted by the merger with Mellon Financial. The increase in the second quarter of 2008 compared with the first quarter of 2008 primarily resulted from write-downs in the first quarter of 2008 related to seed capital investments related to a formerly affiliated hedge fund manager and securities previously purchased from investment boutiques.

Asset and wealth management revenue in the Asset Management segment was $677 million in the second quarter of 2008 compared with $100 million in the second quarter of 2007 and $672 million in the first quarter of 2008. The increase compared to the second quarter of 2007 reflects the merger with Mellon Financial, partially offset by broad declines in the equity markets. The increase compared with the first quarter of 2008 reflects strong money market flows primarily offset by lower equity market levels.

Performance fees were $16 million in the second quarter of 2008 compared with $21 million in the second quarter of 2007 and $20 million in the first quarter of 2008.

Distribution and servicing fees were $99 million in the second quarter of 2008 compared with $86 million in the first quarter of 2008. There were no distribution and servicing fees in the second quarter of 2007. The increase compared with the prior year period resulted from the merger with Mellon Financial. The increase sequentially reflects strong money market flows as well as redemptions in certain international funds.

Other fee revenue was $4 million in the second quarter of 2008 compared with $6 million in the second quarter of 2007 and a loss of $26 million in the first quarter of 2008. The sequential increase resulted from higher seed capital revenue and the write-down ($24 million) in the first quarter of 2008 related to securities previously purchased from investment boutiques.

Noninterest expense (excluding intangible amortization) was $536 million in the second quarter of 2008 compared with $72 million in the second quarter of 2007 and $562 million in the first quarter of 2008. The increase compared with the second quarter of 2007 principally reflects the merger with Mellon Financial, the first quarter of 2008 acquisition of ARX and the April 1, 2008 merit increases, partially offset by strong expense

26    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

control. The decrease sequentially primarily reflects the write-down in the first quarter of 2008 ($25 million) of seed capital investments related to a formerly affiliated hedge fund manager.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $346 million in the first six months of 2008 compared with $92 million in the first six months of 2007. Income before taxes (excluding intangible amortization) was $476 million in the first six months of 2008 compared with $100 million in the first six months of 2007. Fee and other revenue increased $1.315 billion, primarily due to the merger with Mellon Financial, the benefit of strong money market flows and growth in business outside the U.S., partially offset by lower equity markets. Noninterest expense (excluding intangible amortization) increased $960 million in the first six months of 2008 compared with the first six months of 2007, primarily due to the merger with Mellon Financial, the previously mentioned seed capital write-down and the ARX acquisition, partially offset by strong expense control.

Wealth Management segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis) (a)										YTD08
						2Q08 vs.		Year-to-date		vs.
	2Q07 (b)	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007 (b)	YTD07
Revenue:
Asset and wealth management	$48	$151	$157	$153	$150	(2)%	213%	$303	$96	216%
Other	2	5	10	13	11	(15)	N/M	24	4	N/M
Total fee and other revenue	50	156	167	166	161	(2)	222	327	100	227
Net interest revenue	14	41	42	46	48	4	243	94	28	236
Total revenue	64	197	209	212	209	(1)	227	421	128	229
Provision for credit losses	-	-	-	-	(1)	N/M	N/M	(1)	-	N/M
Noninterest expense
(ex. intangible amortization)	53	139	142	142	142	-	168	284	104	173
Income before taxes
(ex. intangible amortization)	11	58	67	70	68	(3)	518	138	24	475
Amortization of intangible assets	-	14	14	13	13	-	N/M	26	-	N/M
Income before taxes	$11	$44	$53	$57	$55	(4)%	400%	$112	$24	367%

Pre-tax operating margin
(ex. intangible amortization)	17%	29%	32%	33%	33%			33%	19%

Average loans	$1,342	$4,133	$4,342	$4,390	$4,816	10%	259%	$4,603	$1,339	244%
Average assets	1,427	9,960	9,854	10,489	10,247	(2)	618	10,368	1,423	629
Average deposits	1,065	7,585	7,464	7,993	7,782	(3)	631	7,888	1,085	627

Market value of total client assets under management and custody at period-end (in billions)	$59	$170	$170	$164	$162	(2)%	175%	$162	$59	175%
(a)	In the second quarter of 2008, the financial results of M1BB and MUNB were reclassified from Wealth Management to the Other segment. This change reflects the sale of M1BB in June 2008, as well as our focus on reducing non-core activities. All prior periods have been reclassified.
(b)	Legacy The Bank of New York only.

N/M - Not meaningful.

The Bank of New York Mellon Corporation    27

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top ten U.S. wealth manager with $162 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries.

The results of the Wealth Management segment are driven by the level and mix of assets managed and custodied and the level of activity in client accounts.

Net interest revenue is determined by the level of interest spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $55 million in the second quarter of 2008, compared with $11 million in the second quarter of 2007 and $57 million in the first quarter of 2008. Income before taxes, excluding intangible amortization, was $68 million in the second quarter of 2008, compared with $11 million in the second quarter of 2007 and $70 million in the first quarter of 2008. The increase compared with the second quarter of 2007 resulted from the merger with Mellon Financial. The decrease sequentially reflects the impact of lower market levels.

Total fee and other revenue was $161 million in the second quarter of 2008, compared with $50 million in the second quarter of 2007 and $166 million in the first quarter of 2008. The increase compared with the second quarter of 2007 primarily resulted from the merger with Mellon Financial and new business, partially offset by market declines. The decrease compared with the first quarter of 2008 reflects lower market levels which more than offset the impact of new business.

Net interest revenue increased $34 million compared with the second quarter of 2007 and $2 million compared with the first quarter of 2008. The increase compared with the second quarter of 2007 primarily reflects the merger with Mellon Financial and higher deposit levels. The increase compared with the first quarter of 2008 was primarily due to higher loan levels and improved spreads.

Average deposit levels were up $6.7 billion over the prior year period due to the merger with Mellon Financial, new business and products, and down $211 million, or 3% (unannualized), sequentially due to seasonality. Average loan levels were up $3.5 billion over the prior year period due to the merger with Mellon Financial and up $426 million, or 10% (unannualized) sequentially, due to new business.

Noninterest expense (excluding intangible amortization) increased $89 million compared with the second quarter of 2007 and was flat compared with the first quarter of 2008. The increase compared with the second quarter of 2007 reflects the merger with Mellon Financial, partially offset by merger-related synergies. Noninterest expense was flat sequentially as the impact of the April 1, 2008 merit increase was fully offset by the impact of merger-related synergies and strong overall expense control.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $112 million in the first six months of 2008 compared with $24 million in the first six months of 2007. Excluding intangible amortization, income before taxes increased $114 million. The increases in fee and other revenues, net interest revenue and noninterest expense primarily reflect the same factors impacting the comparisons mentioned above.

28    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Institutional Services Sector

At June 30, 2008, our assets under custody and administration were $23.0 trillion, a slight decrease from $23.1 trillion at March 31, 2008 and up from $16.7 trillion at June 30, 2007. The decrease sequentially primarily reflects lower market levels, substantially offset by new business. The increase in assets under custody and administration, compared with June 30, 2007 primarily reflects the merger with Mellon Financial and new business, partially offset by lower market levels. Equity securities comprised 25% and fixed-income securities were 75% of the assets under custody and administration at June 30, 2008, compared with 30% equity securities and 70% fixed-income securities at March 31, 2008. Assets under custody and administration at June 30, 2008 consisted of assets related to custody, mutual fund, and corporate trust businesses of $17.8 trillion, broker-dealer service assets of $2.9 trillion, and all other assets of $2.3 trillion.

	June 30,		Sept. 30,		Dec. 31,	March 31,	June 30,
	2007(a)		2007		2007	2008	2008
Market value of assets under custody and administration at period-end (in trillions)(b)	$16.7	(c)	$22.7	(c)	$23.1	$23.1	$23.0
Market value of securities on loan at period-end (in billions) (d)	397		663		633	660	588

(a)	Legacy The Bank of New York only.
(b)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce of $915 billion at June 30, 2008, $930 billion at March 31, 2008, $989 billion at Dec. 31, 2007, and $957 billion at Sept. 30, 2007.
(c)	Revised for Acquired Corporate Trust Business and harmonization adjustments.
(d)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

Asset Servicing segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)										YTD08
						2Q08 vs.		Year-to-date		vs.
	2Q07 (a)	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007 (a)	YTD07
Revenue:
Securities servicing fees - asset servicing	$424	$689	$774	$857	$825	(4)%	95%	$1,682	$814	107%
Foreign exchange & other trading activities	77	161	206	200	224	12	191	424	144	194
Other	19	56	53	44	36	(18)	89	80	34	135
Total fee and other revenue	520	906	1,033	1,101	1,085	(1)	109	2,186	992	120
Net interest revenue	148	195	224	221	213	(4)	44	434	273	59
Total revenue	668	1,101	1,257	1,322	1,298	(2)	94	2,620	1,265	107
Noninterest expense
(ex. intangible amortization)	464	753	807	745	803	8	73	1,548	896	73
Income before taxes
(ex. intangible amortization)	204	348	450	577	495	(14)	143	1,072	369	191
Amortization of intangible assets	2	6	6	7	5	(29)	150	12	3	300
Income before taxes	$202	$342	$444	$570	$490	(14)%	143%	$1,060	$366	190%

Pre-tax operating margin
(ex. intangible amortization)	31%	32%	36%	44%	38%			41%	29%

Average assets	$30,819	$43,948	$48,353	$52,170	$54,407	4%	77%	$53,288	$29,643	80%
Average deposits	28,119	37,971	42,338	46,011	48,340	5	72	47,176	26,892	75
Securities lending revenue	55	110	164	242	207	(14)	276	449	91	393
Market value of securities on loan at period-end (in billions)	397	663	633	660	588	(11)	48	588	397	48
(a)	Legacy The Bank of New York only.

The Bank of New York Mellon Corporation    29

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

The results of the Asset Servicing segment are driven by a number of factors which include the level of transactional activity and extent of services provided including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending and investment manager backoffice outsourcing, as well as the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, the adoption of tri-party repo arrangements continues to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investment and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to subcustodians are driven by market values of global assets and related transaction volumes.

We are one of the leading global securities servicing companies with a total of $23.0 trillion of assets under custody and administration at June 30, 2008. We are one of the largest providers of fund services in the world, servicing $4.8 trillion in assets. We also service 49% of the exchange-traded funds in the U.S. BNY Mellon Asset Servicing clients include

55% of the top 20 endowments. Additionally, we service 42% of the top 50 endowments.

We are a leading custodian in the U.K. and service 35% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment interest and capital flow. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of more than $3.5 trillion in 30 markets around the world at June 30, 2008, compared with $3.0 trillion at Dec. 31, 2007. We are one of the largest global providers of performance and risk analytics with $9.6 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear approximately 50% of transactions in U.S. Government securities. We are a leading collateral management agent with $1.8 trillion in tri-party balances worldwide at June 30, 2008, up from $1.6 billion at Dec. 31, 2007.

Review of financial results

Income before taxes was $490 million in the second quarter of 2008 compared with $202 million in the second quarter of 2007, and $570 million in the first quarter of 2008. The increase compared with the second quarter of 2007 primarily reflects the merger with Mellon Financial, the acquisition of BNY Mellon Asset Servicing, B.V., as well as higher foreign exchange and securities lending revenue. The sequential decrease primarily resulted from lower securities lending revenue and a high level of expense rebates in the first quarter of 2008.

Total fee and other revenue increased $565 million in the second quarter of 2008 compared with the second quarter of 2007 and decreased $16 million sequentially. The increase compared with the second quarter of 2007 was driven by the merger with Mellon Financial, higher foreign exchange and securities lending revenue, net new business, cross sells and the fourth quarter of 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. The sequential decrease resulted from lower securities lending revenue, partially offset by higher foreign exchange revenue.

30    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Securities lending revenue increased $152 million from the second quarter of 2007 and decreased $35 million on a sequential quarter basis. The increase from the second quarter of 2007 resulted from the merger with Mellon Financial and favorable spreads in the short-term credit markets. The sequential quarter decrease reflects the impact on spreads for government securities, partially offset by seasonality.

Foreign exchange and other trading activities increased $147 million compared with the second quarter of 2007 and increased $24 million sequentially. The increase compared to a year ago primarily reflects the merger with Mellon Financial. Both prior period increases also reflect the benefit of higher client volumes and significant increases in currency volatility.

Net interest revenue increased $65 million compared with the second quarter of 2007, and decreased $8 million compared with the first quarter of 2008. The increase compared with the second quarter of 2007 was primarily driven by the merger with Mellon Financial and strong deposit growth, partially offset by lower spreads due to the declining interest rate environment. The sequential quarter decrease primarily reflects lower spreads which were largely offset by higher deposit levels.

Noninterest expense (excluding intangible amortization) increased $339 million compared with the second quarter of 2007 and increased $58 million compared with the first quarter of 2008.

The increase compared to the second quarter of 2007 was driven by the merger with Mellon Financial as well as the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., the April 1, 2008 annual merit salary increase, higher foreign exchange revenue related costs, higher than normal legal expenses and systems impairment costs. The sequential increase principally reflects the factors noted above, as well as a higher level of expense rebates in the first quarter of 2008.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $1,060 million in the first six months of 2008 compared with $366 million in the first six months of 2007. Excluding intangible amortization, income before taxes increased $703 million. Fee and other revenue increased $1.194 billion primarily due to the merger with Mellon Financial, higher foreign currency revenue and higher securities lending revenue related to market volatility, as well as net new business. Net interest revenue increased $161 million primarily driven by the merger with Mellon Financial and deposit growth. Noninterest expense (excluding intangible amortization) increased $652 million primarily due to the merger with Mellon Financial, the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., the impact of new business and other growth initiatives.

The Bank of New York Mellon Corporation    31

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Issuer Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q08 vs.		Year-to-date		YTD08 vs. YTD07
	2Q07 (a)	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007 (a)
Revenue:
Securities servicing fees - issuer services	$367	$436	$438	$374	$443	18%	21%	$817	$686	19%
Other	23	24	19	33	36	9	57	69	57	21
Total fee and other revenue	390	460	457	407	479	18	23	886	743	19
Net interest revenue	131	159	175	153	176	15	34	329	233	41
Total revenue	521	619	632	560	655	17	26	1,215	976	24
Noninterest expense (ex. intangible amortization)	240	291	324	317	347	9	45	664	469	42
Income before taxes (ex. intangible amortization)	281	328	308	243	308	27	10	551	507	9
Amortization of intangible assets	17	20	21	20	20	-	18	40	34	18
Income before taxes	$264	$308	$287	$223	$288	29%	9%	$511	$473	8%

Pre-tax operating margin (ex. intangible amortization)	54%	53%	49%	43%	47%			45%	52%

Average assets	$23,189	$30,738	$32,708	$32,182	$35,119	9%	51%	$33,651	$19,466	73%
Average deposits	19,183	26,153	28,272	27,608	30,537	11	59	29,073	15,438	88
Depositary receipts outstanding (in billions)	779	1,178	1,360	1,221	961	(21)	23	961	779	23
Depositary receipt trading value (in billions)	248	354	519	499	461	(8)	86	461	248	86
(a)	Legacy The Bank of New York only.

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s largest trustee, we provide diverse services for conventional, structured and specialty debt issuers. We serve as trustee or agent for approximately 90,000 issues and service $12 trillion in outstanding debt from offices in 56 locations around the world, including 19 locations outside the U.S. We serve as depositary for more than 1,300 American and global depositary receipt programs, with a 62% market share, acting in partnership with leading companies from 63 countries. In addition to its top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions ranging from record keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Fee revenue in the Issuer Services segment depends on:

—	the volume of issuance of fixed income securities;
—	depositary receipts issuance and cancellation volume;
—	corporate actions impacting depositary receipts; and
—	transfer agency and corporate action volumes.

Expenses in the Issuer Services segment are driven by staff, equipment and space required to support the services provided by the segment.

Review of financial results

Income before taxes was $288 million in the second quarter of 2008, compared with $264 million in the second quarter of 2007 and $223 million in the first quarter of 2008. The increase compared with the second quarter of 2007 reflects the merger with Mellon Financial, as well as growth in Corporate Trust and Depositary Receipts, partially offset by the credit monitoring charge related to lost tapes

32    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

recorded in the second quarter of 2008. The sequential increase primarily reflects seasonality in Depositary Receipts, partially offset by the credit monitoring charges.

Total fee and other revenue increased $89 million, or 23%, in the second quarter of 2008 compared with the second quarter of 2007. The growth in total fee and other revenue compared to the second quarter of 2007 reflects the merger with Mellon Financial as well as growth in Depositary Receipts and an increase in non-U.S. revenue related to Corporate Trust. Total fee and other revenue increased 18% (unannualized) sequentially resulting from seasonality associated with Depositary Receipts and increased non-U.S. revenue related to corporate trust.

Net interest revenue increased $45 million, or 34%, in the second quarter of 2008 compared with the second quarter of 2007, reflecting the transition of deposits from the Acquired Corporate Trust Business, new business and increased client volumes as well as the merger with Mellon Financial. The sequential-quarter increase in net interest revenue was driven primarily by continued growth in client deposits.

Average assets were $35.1 billion in the second quarter of 2008 compared with $32.2 billion in the first quarter of 2008 and $23.2 billion in the second quarter of 2007. The increase in average assets reflects higher deposit levels. Average deposits were $30.5 billion in the second quarter of 2008, compared with $27.6 billion in the first quarter of 2008 and $19.2 billion in the second quarter of 2007. The higher levels of deposits compared to the second quarter of 2007 reflects the transition of deposits from the Acquired Corporate Trust Business, the merger with Mellon Financial and increased liquidity from our other issuer services customers.

Noninterest expense (excluding intangible amortization) increased $107 million, or 45%, in the second quarter of 2008 compared with the second quarter of 2007 and $30 million, or 9% (unannualized) sequentially. Both increases reflect the impact of the credit monitoring charge for lost tapes recorded in the second quarter of 2008, the April 1, 2008 annual merit salary increase and business growth. The increase compared with the second quarter of 2007 also reflects the merger with Mellon Financial. Further analysis is currently being performed on the lost tapes which may result in additional expenses in the third quarter of 2008.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $511 million in the first six months of 2008 compared with $473 million in the first six months of 2007. Excluding intangible amortization, income before taxes increased $44 million. Fee and other revenue increased $143 million primarily reflecting the merger with Mellon Financial, an increase in non-U.S. revenue related to the corporate trust business, and growth in Depositary Receipts. Net interest revenue increased $96 million primarily due to the merger with Mellon Financial and a significant increase in deposits in both the corporate trust and shareowner services businesses. Noninterest expenses (excluding intangible amortization) increased $195 million, reflecting the merger with Mellon Financial, expenses associated with revenue growth and the credit monitoring charge for lost tapes.

The Bank of New York Mellon Corporation    33

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Clearing Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						2Q08 vs.		Year-to-date			YTD08 vs. YTD07
	2Q07(a)	3Q07	4Q07	1Q08	2Q08	1Q08	2Q07	2008	2007	(a)
Revenue:
Securities servicing fees -clearing and execution services	$292	$302	$310	$265	$265	-%	(9)%	$530	$574		(8)%
Other	29	70	47	54	65	20	124	119	57		109
Total fee and other revenue	321	372	357	319	330	3	3	649	631		3
Net interest revenue	75	77	78	74	74	-	(1)	148	149		(1)
Total revenue	396	449	435	393	404	3	2	797	780		2
Noninterest expense (ex. intangible amortization)	294	316	305	274	291	6	(1)	565	571		(1)
Income before taxes (ex. intangible amortization)	102	133	130	119	113	(5)	11	232	209		11
Amortization of intangible assets	6	6	6	6	6	-	-	12	12		-
Income before taxes	$96	$127	$124	$113	$107	(5)%	11%	$220	$197		12%
Pre-tax operating margin (ex. intangible amortization)	26%	30%	30%	30%	28%			29%	27%

Average assets	$14,392	$15,854	$16,698	$16,574	$17,289	4%	20%	$16,932	$14,687		15%
Average active accounts (in thousands)	5,195	5,064	5,069	5,170	5,280	2	2	5,225	5,172		1
Average margin loans	$5,551	$5,287	$5,301	$5,245	$5,791	10	4	$5,518	$5,474		1

(a)	Legacy The Bank of New York only.

Business description

Our Clearing Services segment consists of the Pershing clearing business and a 33.8% equity interest in BNY ConvergEx Group, LLC, which includes the B-Trade and G-Trade execution businesses that were sold by the Company to BNY ConvergEx Group on Feb. 1, 2008. The B-Trade and G-Trade execution businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis. These businesses were sold at book value with the potential for an earnout to be realized in the first half of 2009.

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

Through our affiliate, BNY ConvergEx Group, LLC, we provide liquidity and execution management, investment technologies, intermediary and clearing services and a full suite of electronic and sales trading capabilities in more than 90 global markets, executing more than 200 million U.S. shares and approximately $900 million in non-U.S. principal each day and clearing nearly one million trades daily.

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

Review of financial results

Income before taxes increased 11% to $107 million for the second quarter of 2008 from $96 million in the second quarter of 2007, and decreased $6 million, or 5% (unannualized), from $113 million in the first quarter of 2008. The increase compared with the second quarter of 2007 reflects strong growth in trading revenue, partially offset by the sale of the B-Trade and G-Trade execution businesses. The sequential decrease primarily reflects the sale of B-Trade and G-Trade execution businesses, and higher expenses in support of business growth, partially offset by strong growth in trading activities.

Total fee and other revenue increased $9 million in the second quarter of 2008 compared with the second quarter of 2007 and $11 million compared with the first quarter of 2008. The increase compared with both periods reflects continued strong growth in trading activity along with growth in money market and mutual fund fees, partially offset by the loss of revenue from the sale of the B-Trade and G-Trade execution businesses.

Net interest revenue decreased $1 million compared with the second quarter of 2007 and was unchanged sequentially. The comparisons to both periods reflect the impact of the lower interest rate environment which was offset by the benefit of higher customer balances.

Noninterest expense (excluding intangible amortization) decreased $3 million compared with the second quarter of 2007 and increased $17 million compared with the first quarter of 2008. The decrease from the second quarter of 2007 reflects the impact of the sale of B-Trade and G-Trade execution businesses, primarily offset by business growth and the merit increase on April 1, 2008. The increase compared with the first quarter of 2008 reflects business growth and the merit increase, partially offset by the sale of B-Trade and G-Trade execution businesses.

Average assets were $17.3 billion in the second quarter of 2008 compared with $16.6 billion in the first quarter of 2008 and $14.4 billion in the second quarter of 2007. The increase from both prior periods reflects higher margin loans and cash balances, and new business.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $220 million in the first six months of 2008 compared with $197 million in the first six months of 2007. Excluding intangible amortization, income before taxes increased $23 million. Fee and other revenue increased $18 million primarily reflecting strong growth in money market and mutual fund fees and trading activity, partially offset by the sale of B-Trade and G-Trade execution businesses. Net interest revenue decreased $1 million primarily due to the lower rate environment. Noninterest expense (excluding intangible amortization) decreased $6 million primarily reflecting the sale of the B-Trade and G-Trade execution businesses, partially offset by expenses incurred in support of business growth and the April 1, 2008 annual merit salary increase.

The Bank of New York Mellon Corporation    35

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Treasury Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	2Q07(a)	3Q07	4Q07	1Q08	2Q08	2Q08 vs.		Year-to-date		YTD08 vs. YTD07
						1Q08	2Q07	2008	2007 (a)
Revenue:
Treasury services	$49	$114	$118	$121	$125	3%	155%	$246	$96	156%
Other	94	110	125	106	130	23	38	236	184	28
Total fee and other revenue	143	224	243	227	255	12	78	482	280	72
Net interest revenue	102	140	162	183	153	(16)	50	336	211	59
Total revenue	245	364	405	410	408	-	67	818	491	67
Noninterest expense (ex. intangible amortization)	127	196	201	205	203	(1)	60	408	246	66
Income before taxes (ex. intangible amortization)	118	168	204	205	205	-	74	410	245	67
Amortization of intangible assets	-	7	7	7	7	-	N/M	14	-	N/M
Income before taxes	$118	$161	$197	$198	$198	-%	68%	$396	$245	62%

Pre-tax operating margin
(ex. intangible amortization)	48%	46%	50%	50%	50%			50%	50%
Average loans	$12,528	$13,715	$14,330	$15,341	$15,606	2%	25%	$15,474	$12,215	27%
Average assets	15,803	21,070	21,803	23,620	20,715	(12)	31	22,168	15,409	44
Average deposits	11,213	17,677	17,991	19,838	17,107	(14)	53	18,473	10,926	69
(a)	Legacy The Bank of New York only.

N/M – Not meaningful.

Business description

The Treasury Services segment includes treasury services, global payment services, working capital solutions, capital markets business and large corporate banking.

Treasury services revenue is directly influenced by the volume of transactions and payments processed, loan levels, types of service provided, net interest revenue earned from deposit balances generated by activity across our business operations and the value of the credit derivatives portfolio. Treasury services revenue is indirectly influenced by other factors including market volatility in major currencies and the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are driven by staff, equipment and space required to support the services provided, as well as variable expenses such as temporary staffing and operating services in support of volume increases.

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

Review of financial results

Income before taxes was $198 million in the second quarter of 2008 compared with $118 million in the

36    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

second quarter of 2007, and $198 million in the first quarter of 2008. The increase from the second quarter of 2007 reflects the merger with Mellon Financial and increased spreads in net interest revenue. Sequentially, higher fee revenue was offset by lower net interest revenue.

Total fee and other revenue increased $112 million, compared with the second quarter of 2007 and $28 million compared with the first quarter of 2008. Treasury services fees were up $76 million from the second quarter of 2007 and $4 million from the first quarter of 2008. The increase compared with the second quarter of 2007 reflects the merger with Mellon Financial. The increase compared with both prior periods also reflects higher global payment and cash management fees due primarily to higher client volumes. The increase in other income from both the year-ago quarter and sequentially reflects a higher valuation of our credit derivatives portfolio.

The increase in net interest revenue compared with the second quarter of 2007 resulted from the merger with Mellon Financial and increased spreads. The decrease in net interest revenue sequentially primarily reflects lower deposit levels due primarily to the decline of a large government agency deposit.

Noninterest expense (excluding intangible amortization) increased $76 million compared with the second quarter of 2007 primarily due to the merger with Mellon Financial and business growth, partially offset by the impact of merger-related synergies. The $2 million decrease compared to the first quarter of 2008 reflects the impact of merger-related synergies, as well as the exit of a non-core capital markets business.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $396 million in the first six months of 2008 compared with $245 million in the first six months of 2007. Excluding intangible amortization, income before taxes increased $165 million. Fee and other revenue increased $202 million primarily reflecting the merger with Mellon Financial and higher global payment and cash management fees due primarily to higher client volumes. Net interest revenue increased $125 million primarily due to the merger with Mellon Financial, as well as higher deposit levels and increased spreads. Noninterest expense (excluding intangible amortization) increased $162 million primarily due to the merger with Mellon Financial.

Other Segment

(dollar amounts in millions, presented on an FTE basis) (a)						Year-to-date
	2Q07 (b)	3Q07	4Q07	1Q08	2Q08	2008	2007 (b)
Revenue:
Fee and other revenue	$29	$77	$(90)	$15	$(109)	$(94)	$76
Net interest revenue	(14)	66	58	81	(260)	(179)	(16)
Total revenue	15	143	(32)	96	(369)	(273)	60
Provision for credit losses	(15)	-	20	16	26	42	(30)
Noninterest expense (ex. intangible amortization and merger and integration expenses)	63	124	156	126	163	289	118
Income (loss) before taxes (ex. intangible amortization and merger and integration expenses)	(33)	19	(208)	(46)	(558)	(604)	(28)
Amortization of intangible assets	-	8	7	7	5	12	-
Merger and integration expenses:
The Bank of New York Mellon Corporation	35	205	111	121	146	267	39
Acquired Corporate Trust Business	12	13	13	5	3	8	23
Total merger and integration expenses	47	218	124	126	149	275	62
Income (loss) before taxes	$(80)	$(207)	$(339)	$(179)	$(712)	$(891)	$(90)
Average assets	$27,136	$49,237	$50,492	$52,779	$45,220	$48,999	$25,903
Average deposits	9,354	17,884	18,591	17,615	15,804	16,710	9,535
(a)	In the second quarter of 2008, the financial results of M1BB and MUNB were reclassified from Wealth Management to the Other segment. This change reflects the sale of M1BB in June 2008, as well as our focus on reducing non-core activities. All prior periods have been reclassified.
(b)	Legacy The Bank of New York only.

The Bank of New York Mellon Corporation    37

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Business description

In the second quarter of 2008, the financial results of M1BB and MUNB were reclassified from Wealth Management to the Other segment. This change reflects the sale of M1BB in June 2008, as well as our focus on reducing non-core activities. All prior periods have been reclassified.

The Other segment primarily includes:

•	the results of leasing operations;
•	corporate treasury activities;
•	the results of M1BB and MUNB; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results;
•	revenue from corporate and bank-owned life insurance; and
•	gains (losses) from the sale of securities and other assets.

Noninterest expense includes:

•	merger and integration charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $712 million for the second quarter of 2008, compared with a loss of $80 million in the second quarter of 2007, and a loss of $179 million in the first quarter of 2008.

The Other segment includes the following activity:

In the second quarter of 2008:

•	a $377 million (pre-tax) loss related to the SILO charge recorded in net interest revenue; and
•	a $152 million (pre-tax) securities loss associated with other-than-temporary-impairment (“OTTI”) recorded in total fee and other revenue.

In the first quarter of 2008:

•	a $51 million (pre-tax) securities loss associated with OTTI recorded in total fee and other revenue.

Total fee and other revenue decreased $138 million compared with the second quarter of 2007 and decreased $124 million sequentially. Both decreases resulted from the securities losses recorded in the second quarter of 2008.

The Other segment had net interest expense of $260 million in the second quarter of 2008 and $14 million in the second quarter of 2007 compared with net interest revenue of $81 million in the first quarter of 2008. The decrease compared with both prior periods reflects the SILO charge recorded in the second quarter of 2008.

The provision for credit losses was $26 million in the second quarter of 2008 compared with $16 million in the first quarter of 2008 and a credit of $15 million in the second quarter of 2007. The increase in provision for credit losses reflects the increase in nonperforming loans.

Noninterest expense (excluding intangible amortization and merger and integration expenses) increased $100 million compared with the second quarter of 2007 and increased $37 million sequentially. Both increases reflect higher incentives, benefits and professional legal and other purchased services expenses. The increase compared with the second quarter of 2007 also reflects the merger with Mellon Financial. Merger and integration expenses associated with the Mellon Financial merger were $146 million in the second quarter of 2008 and include amounts for integration/ conversion costs ($94 million), personnel-related costs ($45 million) and one-time costs ($7 million).

Year-to-date 2008 compared with year-to-date 2007

Income before taxes was a loss of $891 million in the first six months of 2008 compared with a loss of $90 million in the first six months of 2007. Total revenue decreased $333 million and noninterest expenses (excluding intangible amortization and merger and integration expenses) increased $171 million. These variances reflect the same factors as

38    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

the second quarter of 2008 compared with the second quarter of 2007.

Critical accounting estimates

Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K. Our critical accounting estimates are those related to the allowance for credit losses, fair value of financial instruments, goodwill and other intangibles, and pension accounting.

Allowance for credit losses

The allowance for credit losses and allowance for lending-related commitments consist of four elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures; (3) an allowance for pass rated loans and exposures; and (4) an unallocated allowance based on general economic conditions and certain risk factors in our individual portfolio and markets. Further discussion of the four elements can be found under “Consolidated Balance Sheet Review.”

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of future cash flows; however, as a practical expedient, it may be based on the credit’s observable market price. Additionally, it may be based on the fair value of collateral if the credit is collateral-dependent. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

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

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At June 30, 2008, the unallocated allowance was $106 million or 22% of the total allowance. At June 30, 2008, if the unallocated allowance, as a percent of the total allowance, was five percent higher or lower, the allowance would have increased or decreased by approximately $25 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $99 million, while if each credit were rated one grade worse, the allowance would have increased by $205 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $37 million, while if the loss given default were one rating better, the allowance would have decreased by $56 million.

For impaired credits, if the fair value of the loans were 10% higher or lower, the allowance would have decreased or increased by $4 million, respectively.

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

To confirm that our valuation policies are consistent with exit price as prescribed by SFAS 157, we reviewed our securities and derivative valuations including recent transactions in the marketplace, pricing services and the results of similar types of transactions. As a result of maximizing observable inputs as required by SFAS 157, in the first quarter of 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was required by SFAS 157 to be recorded in our earnings in the first quarter of 2008 and was not material. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

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

The methodology used to test our investment securities for OTTI is included in the section on investment securities in balance sheet review.

40    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by FASB Statements No. 141 and No. 142 (“SFAS 141” and “SFAS 142”), Business Combinations and Goodwill and Other Intangible Assets. Goodwill ($16.6 billion at June 30, 2008) and indefinite-lived intangible assets ($2.7 billion at June 30, 2008) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of acquired assets and liabilities.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure would be performed. That additional procedure would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($3.6 billion at June 30, 2008) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections.

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

Pension accounting

The Company has defined benefit pension plans covering approximately 25,200 U.S. employees and approximately 4,400 non-U.S. employees.

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

Legacy Mellon Financial has two qualified and several non-qualified defined benefit pension plans in the U.S. and two outside the U.S. As of Dec. 31, 2007, the U.S. plans accounted for 87% of the projected benefit obligation.

A number of key assumption and measurement date values determine pension expense. The key elements include the long-term rate of return on plan assets, the discount rate, the market-related value of plan assets, and for the legacy The Bank of New York qualified U.S. plan the price used to value stock in the ESOP. Since 2005, these key elements have varied as follows:

The Bank of New York Mellon Corporation    41

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

(dollars in millions, except per share amounts)	2008	Legacy The Bank of New York only
		2007		2006	2005
Domestic plans:
Long-term rate of return on plan assets	8.00%	8.00%		7.88%	8.25%
Discount rate	6.38	6.00		5.88	6.00
Market-related value of plan assets (a)	$3,628	$1,352		$1,324	$1,502
ESOP stock price per share(a)	$47.15	$34.85		$30.46	$30.67
Net U.S. pension credit/(expense)	N/A	$16	(c)	$(26)	$(17)
All other net pension credit/(expense)	N/A	$(12	) (d)	(12)	$(9)
Total net pension credit/(expense) (b)	N/A	$4		$(38)	$(26)

N/A – not applicable

(a)	See Note 1 “Summary of Significant Accounting and Reporting Policies” in the Company’s 2007 Annual Report.
(b)	Pension benefits expense includes discontinued operations expense of $6 million in 2006 and 2005.
(c)	Includes a $21 million credit for legacy Mellon Financial plans based on a discount rate of 6.25% as of July 1, 2007, and a long-term rate of return on plan assets of 8.25%.
(d)	Includes $4 million of expense for legacy Mellon Financial’s foreign plans.

The discount rate for U.S. pension plans was determined after reviewing a number of high quality long-term bond indices whose yields were adjusted to match the duration of the Company’s pension liability. We also reviewed the results of several models that matched bonds to our pension cash flows. After reviewing the various indices and models, we selected a discount rate of 6.38% as of Dec. 31, 2007. The discount rates for foreign pension plans are based on high quality corporate bonds rates in countries that have an active corporate bond market. In those countries with no active corporate bond market, discount rates are based on local government bond rates plus a credit spread.

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

The market-related value of plan assets also influences the level of pension expense. Differences between expected and actual returns are recognized over five years to compute an actuarially derived market-related value of plan assets. For the legacy Mellon Financial plans, the market-related value of assets was set equal to the assets’ market value as of July 1, 2007. The averaging of actuarial gains and losses for the legacy Mellon Financial plan assets will be phased in over the next five years.

Unrecognized actuarial gains and losses are amortized over the future service period of active employees if they exceed a threshold amount. The Company currently has $173 million of unrecognized losses which are being amortized.

The annual impacts of hypothetical changes in the key elements on pension costs are shown in the table below.

Pension expense (dollar amounts in millions except per share amounts)	Increase in pension expense				(Decrease) in pension expense
Long-term rate of return on plan assets	(100	) bps	(50	) bps	50	bps	100	bps
Change in pension expense	$46.3		$23.3		$(23.2)		$(46.1)

Discount rate	(50	) bps	(25	) bps	25	bps	50	bps
Change in pension expense	$20.9		$10.4		$(9.5)		$(18.0)

Market-related value of plan assets	(20.00)%		(10.00)%		10.00%		20.00%
Change in pension expense	$138.6		$62.8		$(40.2)		$(81.8)

ESOP stock price per share	$(10)		$(5)		$5		$10
Change in pension expense	$11.5		$5.5		$(5.2)		$(9.9)

bps – basis points

42    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Consolidated balance sheet review

Total assets were $201.2 billion at June 30, 2008 and $197.7 billion at Dec. 31, 2007. Total shareholders’ equity was $28.6 billion at June 30, 2008, compared with $29.4 billion at Dec. 31, 2007. The increase in assets from Dec. 31, 2007 primarily reflects deposit growth. The decrease in shareholders’ equity reflects higher unrealized mark-to-market losses in the securities portfolio.

Interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements totaled $54.0 billion or 27% of assets at June 30, 2008, compared with $43.4 billion, or 22% of assets at Dec. 31, 2007. This increase in liquid assets reflects deposit growth.

Investment securities were $44.3 billion or 22% of assets at June 30, 2008, compared with $48.7 billion or 25% of assets at Dec. 31, 2007. The decrease in investment securities primarily relates to higher unrealized securities losses as well as paydowns in the mortgage-backed securities portfolio.

Loans were $50.6 billion or 25% of assets at June 30, 2008, compared with $50.9 billion or 26% of assets at Dec. 31, 2007. The decrease in loan levels was primarily due to the sale of M1BB in June 2008.

Investment securities

The following table shows the distribution of our securities portfolio:

Investment securities (at fair value) (in millions)	June 30, 2008	Dec. 31, 2007
Fixed income securities:
Mortgage and asset-backed securities	$40,134	$44,934
Corporate debt	547	560
Short-term money market instruments	442	452
U.S. treasury securities	622	437
U.S. government agencies (a)	685	778
State and political subdivisions	768	721
Other foreign debt	302	298
Subtotal fixed income securities	43,500	48,180
Equity securities:
Money market or fixed income funds	685	406
Other	88	103
Subtotal equity securities	773	509
Total investment securities	$44,273	$48,689
(a)	Included in “other” in the core securities portfolio table on page 45.

At June 30, 2008, our investment securities portfolio totaled $44.3 billion and consisted of our core securities portfolio of $41.5 billion and our TRFC portfolio of $2.8 billion. Total investment securities were $48.7 billion at Dec. 31, 2007, reflecting our core portfolio of $45.2 billion and $3.5 billion in our TRFC portfolio. Average investment securities were $45.1 billion in the second quarter of 2008, compared with $48.3 billion in the first quarter of 2008.

The unrealized net of tax loss on our total securities available for sale portfolio was $1.8 billion at June 30, 2008, which was comprised of $1.5 billion in our core portfolio and $338 million in our TRFC portfolio. The unrealized net of tax loss in the core portfolio includes $48 million related to securities available for sale for which the valuation fell within level 3 of the SFAS 157 hierarchy. See Note 12 in the Notes to Consolidated Financial Statements for an explanation of SFAS 157 fair value hierarchy. The unrealized net of tax loss at March 31, 2008 was $1.8 billion which was comprised of $1.5 billion in our core portfolio and $266 million in our TRFC portfolio. The unrealized net of tax loss increased slightly in the second quarter of 2008 compared with the first quarter of 2008 due to higher interest rates, partially offset by narrower credit spreads. The unrealized net of tax loss on our securities available-for-sale portfolio decreased our adjusted tangible common equity to assets ratio by 93 basis points at June 30, 2008.

At June 30, 2008, our core securities portfolio continued to remain highly rated, with 93% of our securities rated AAA and 4% rated AA. We continue to have the ability and intent to hold our investment securities until any temporary impairment is recovered, or until maturity.

We routinely test our investment securities for OTTI. Almost all mortgage-backed securities included in our investment securities portfolio are valued using dealer quotes and vendor prices. Economic models, in conjunction with dealer quotes and vendor prices, are used to determine whether an OTTI has occurred on these securities. A primary driver of the economic model for mortgage-backed securities is the assumption of a peak-to-trough decline in home prices. The peak-to-trough assumption is determined by using several

The Bank of New York Mellon Corporation    43

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

independent sources, including: forecasts of future home price appreciation rates, housing sales data, housing inventory levels, and other significant housing market trends, as well as the forward curve for interest rates. If an OTTI has occurred, the difference between the carrying value and the fair value is charged to earnings. At June 30, 2008, we assumed an additional 17% decline in national home prices over the next two years and estimated the impact it would have on the cash flows underlying the individual securities. As a result, we impaired certain securities and wrote them down to current market value and recorded a $152 million pre-tax securities loss associated with OTTI. See below for a further description of the losses on these securities:

•

$72 million related to securities backed by Alt-A loans. At June 30, 2008, our Alt-A portfolio was 99% AAA-rated and 1% AA-rated. At origination, the portfolio’s weighted-average FICO score was 716 and its weighted-average LTV was 74%. Approximately 50% of the total portfolio is supported by better performing fixed-rate collateral. The Alt-A portfolio’s weighted- average current credit enhancement is approximately 13%. Approximately 2% of the Alt-A portfolio represents option adjustable rate mortgages (“ARMS”). At June 30, 2008, the option ARMS were all rated AAA.

•

$50 million related to ABS CDOs. At June 30, 2008, the amortized cost/fair value of our total ABS CDOs was $93 million. The amortized cost/fair value of this portfolio, net of OTTI, was 24% of par at June 30, 2008. At June 30, 2008, $14 million (fair value) of ABS CDOs are included in trading assets and $79 million (amortized cost) are included in securities available for sale. The CDO securities are included in level 3 in the fair value hierarchy as described in Note 12 – Fair Value Measurement in the Notes to Consolidated Financial Statements.

•

$30 million related to HELOCs in the TRFC portfolio resulting from both a deterioration of specific securities combined with weakening credit support due to below investment grade ratings of certain bond insurers. The HELOC securities in the TRFC portfolio are tested for impairment based on the quality of the underlying security and the condition of the monoline insurer providing credit support. Securities were deemed impaired if we expected they would not be repaid in full without the support of the insurer and the insurer was rated below investment grade.

At June 30, 2008, our core portfolio included $144 million of SIV securities. These securities were carried at 66% of par and are included in other securities in the core portfolio below. On Jan. 8, 2008, we were notified of an enforcement action against the SIV related to the securities. This enforcement action will likely result in the liquidation of the SIV. We expect to receive an in-kind vertical slice of the underlying assets held by the SIV upon liquidation. The underlying assets held by the SIV were rated 56% AAA, 11% AA, 5% A and 28% other at June 30, 2008.

At June 30, 2008, the fair value of the SIV securities was determined by reviewing the assets underlying the securities. The underlying assets were priced primarily using broker quotes and vendor prices. The SIV securities are included in level 3 in the fair value hierarchy as described in Note 12 – Fair Value Measurement in Notes to Consolidated Financial Statements.

At June 30, 2008, the combined fair value of our core and TRFC subprime mortgage securities portfolios was $1.3 billion with 85% of the portfolios rated AA or higher. The core portfolio is primarily comprised of vintages from 2005 or earlier. The TRFC portfolio is primarily comprised of vintages originated in 2006 and 2007. The weighted-average current credit enhancement on these portfolios was approximately 35% at June 30, 2008.

We have discontinued accruing interest on $280 million of securities that have incurred other than temporary impairment, including $266 million in the available-for-sale portfolio and $14 million in the trading portfolio, due to uncertainty about collecting the carrying value. In the second quarter of 2008, we received $7 million and $31 million of interest and principal payments, respectively on these securities. No securities were sold from the

44    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

available-for-sale portfolio in the second quarter of 2008.

Below are the securities in our core portfolio, at fair value, which incorporates our unrealized loss by credit rating:

Credit ratings for core securities portfolio June 30, 2008	Variable and Fixed Rate Mortgages			Subprime Mortgage Securities	Commercial Mortgage- Backed Securities	Asset-Backed Securities CDOs	European Floating Rate Notes	Other	Total	%
(dollar amounts in millions)	Agency	Alt-A	Prime
AAA	$10,456	$6,542	$6,929	$173	$2,740	$16	$8,741	$2,837	$38,434	93%
AA	-	52	27	737	85	18	159	650	1,728	4
A	-	-	18	171	-	8	-	475	672	2
Other	-	32	-	17	-	-	-	229	278	1
Total fair value	$10,456	$6,626	$6,974	$1,098	$2,825	$42	$8,900	$4,191 (a)	$41,112	100%
Amortized cost less write-downs	$10,503	$7,694	$7,370	$1,390	$2,929	$79	$9,245	$4,305	$43,515
Mark-to-market unrealized gain/(loss) (pre-tax)	$(47)	$(1,068)	$(396)	$(292)	$(104)	$(37)	$(345)	$(114)	$(2,403)
Percent of total fair value	25%	16%	17%	3%	7%	-%	22%	10%	100%
(a)	Excludes $0.4 billion of unrated investments that principally support our asset management activities.

The effective duration of our mortgage and asset-backed securities in the core portfolio at June 30, 2008 was approximately 2.37 years.

Below are the securities in the TRFC portfolio, at fair value, which incorporates our unrealized loss by credit rating:

Credit ratings for the TRFC portfolio June 30, 2008	Variable and Fixed Rate Mortgages			Subprime Mortgage Securities	Credit Cards	Home Equity Lines of Credit	Other Asset- Backed Securities	Total	%
(dollar amounts in millions)	Agency	Alt-A	Prime
AAA	$95	$1,110	$11	$192	$-	$128	$20	$1,556	57%
AA	-	-	-	33	38	109	27	207	7
A	-	-	-	-	670	144	-	814	30
Other	-	-	-	17	-	140	-	157	6
Total fair value	$95	$1,110	$11	$242	$708	$521	$47	$2,734	100%
Amortized cost less write-downs	$96	$1,456	$12	$273	$744	$669	$50	$3,300
Mark-to-market unrealized gain/(loss) (pre-tax)	$(1)	$(346)	$(1)	$(31)	$(36)	$(148)	$(3)	$(566)
Percent of total fair value	3%	41%	-%	9%	26%	19%	2%	100%

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	June 30, 2008		Dec. 31, 2007
Core portfolio:
Municipal securities	$615		$660
Mortgage-backed securities	214		237
Total core portfolio	829		897
TRFC portfolio	508		802
Total fair value	$1,337	(a)	$1,699
Amortized cost less write-downs	$1,491		$1,616
Mark-to-market unrealized gain/loss (pre-tax)	$(154)		$83
(a)	The par value guaranteed by the monoline insurers was $1.6 billion.

At June 30, 2008, these securities were rated 23% AAA, 44% AA, and 33% other. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer. Securities backed by home equity lines of credit, included in the TRFC portfolio above, represent approximately 32% of the securities rated below A.

The Bank of New York Mellon Corporation    45

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Loans

Total loans (in billions)	June 30, 2008	Dec. 31, 2007
Period-end:
Non-margin	$45.1	$45.7
Margin	5.5	5.2
Total	$50.6	$50.9
Quarterly average:
Non-margin	$41.4	$41.8
Margin	5.8	5.3
Total	$47.2	$47.1

At June 30, 2008, total exposures were $111.1 billion, down from $114.9 billion at Dec. 31 2007, reflecting decreased exposure to financial institutions and the sale of M1BB. Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 67% of our total lending exposure.

The following table provides additional details on our credit exposures and outstandings for continuing operations at June 30, 2008 compared to Dec. 31, 2007.

Total exposure - consolidated (in billions)	June 30, 2008			Dec. 31, 2007
	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$13.6	$28.8	$42.4	$14.1	$32.2	$46.3
Commercial	4.8	27.0	31.8	6.0	27.8	33.8
Subtotal institutional	18.4	55.8	74.2	20.1	60.0	80.1
Wealth management loans and mortgages	5.0	2.2	7.2	4.5	1.9	6.4
Lease financing	4.5	0.1	4.6	4.9	0.1	5.0
Commercial real estate	3.0	1.9	4.9	3.0	1.7	4.7
Other residential mortgages	2.9	-	2.9	3.1	-	3.1
Other	11.3	0.5	11.8	10.1	0.3	10.4
Subtotal non-margin loans	45.1	60.5	105.6	45.7	64.0	109.7
Margin loans	5.5	-	5.5	5.2	-	5.2
Total	$50.6	$60.5	$111.1	$50.9	$64.0	$114.9

Total loans were $50.6 billion at June 30, 2008, compared with $50.9 billion at Dec. 31, 2007. The decrease in total loans primarily reflects the sale of M1BB ($1.1 billion), substantially offset by higher overdrafts. Average total loans were $47.2 billion in the second quarter of 2008, compared with $48.5 billion in the first quarter of 2008 and $47.1 billion in the fourth quarter of 2007. The decrease in average loans sequentially reflects a decrease in short-term lending to financial institutions and the sale of M1BB. At June 30, 2008, we had less than $20 million of subprime mortgages in our loan portfolio. These loans, which are included in other residential mortgages, were issued to support our Community Reinvestment Act requirements. Other loans are composed largely of overdrafts related to custody and securities clearance clients.

We have elected the fair value option under SFAS 159 for $390 million of certain existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings. On

July 1, 2008, $280 million of the outstanding loans were repaid.

Financial institutions

The financial institutions portfolio exposure was $42.4 billion at June 30, 2008, compared to $46.3 billion at Dec. 31, 2007. The change from Dec. 31, 2007 primarily reflects a decrease in exposure to the securities industry, asset managers and banks. Exposures to financial institutions are high quality with 88% meeting the investment grade equivalent criteria of our rating system. These exposures are generally short-term, with 69% expiring within one year and are frequently secured. For example, mortgage banking, securities industry, and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 94% meeting our investment grade equivalent ratings criteria. These exposures are generally short term liquidity facilities with the vast majority to regulated mutual funds. At June 30, 2008, we had $58 million of senior loans to two SIVs, a decrease of $14 million from March 31, 2008, reflecting repayments. We believe we are adequately reserved for any potential losses on this SIV exposure. This represents the extent of our loan exposure to SIVs.

Our mortgage banking exposures are 23% investment grade with the balance of our exposure extended on a secured basis. Subsequent to June 30, we reduced the exposure in this portfolio by 57%.

At June 30, 2008, insurance exposure in the table below includes $239 million of direct credit exposure to six monoline financial guaranty insurers. Subsequent to June 30, 2008, our monoline exposure was reduced to $215 million. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2008					Dec. 31, 2007
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$6.8	$3.8	$10.6	91%	92%	$6.9	$ 5.2	$ 12.1
Asset managers	1.0	9.1	10.1	94	85	1.2	9.9	11.1
Insurance	0.3	6.8	7.1	98	30	0.2	7.2	7.4
Banks	4.1	2.7	6.8	65	90	4.2	3.2	7.4
Government	0.1	3.3	3.4	96	27	0.1	3.2	3.3
Mortgage banks	0.6	0.1	0.7	23	48	0.6	0.1	0.7
Other	0.7	3.0	3.7	92	40	0.9	3.4	4.3
Total	$13.6	$28.8	$42.4	88%	69%	$14.1	$ 32.2	$ 46.3

Commercial

The commercial portfolio exposure decreased to $31.8 billion at June 30, 2008, from $33.8 billion at Dec. 31, 2007, primarily reflecting a decrease in exposure to the manufacturing industry. Approximately 83% of the portfolio is investment grade and 21% of the portfolio matures within one year. We continue to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At June 30, 2008, total exposures in our automotive portfolio included $224 million of secured exposure to Big Three automotive manufacturers and a total of $196 million to eleven suppliers.

The Bank of New York Mellon Corporation    47

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Commercial portfolio exposure (dollar amounts in billions)	June 30, 2008					Dec. 31, 2007
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$1.1	$2.5	$3.6	67%	11%	$1.4	$2.8	$4.2
Manufacturing	1.2	8.1	9.3	82	19	1.9	9.2	11.1
Energy and utilities	0.8	7.0	7.8	95	6	1.0	6.4	7.4
Services and other	1.7	9.4	11.1	80	36	1.7	9.4	11.1
Total	$4.8	$27.0	$31.8	83%	21%	$6.0	$27.8	$33.8

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	June 30, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Financial institutions	85%	85%	88%	87%	88%
Commercial	75%	80%	82%	80%	83%
(a)	Legacy The Bank of New York only.

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities, and jumbo mortgages.

Lease financings

We utilize the leasing portfolio as part of our tax cash flow management strategy. The leasing portfolio consisted of non-airline exposures of $4.4 billion and $245 million of airline exposures at June 30, 2008. Approximately 95% of the non-airline exposure is investment grade, or investment grade equivalent.

At June 30, 2008, our $245 million of exposure to the airline industry consisted of an $18 million real estate lease exposure, as well as the airline-leasing portfolio which included $85 million to major U.S. carriers, $127 million to foreign airlines and $15 million to U.S. regionals.

During the second quarter of 2008, the airline industry continued to face difficult operating conditions. Despite the industry’s improved capacity, higher fuel prices combined with a weaker economic outlook in the second quarter of 2008 had a dampening effect on aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Develop-ment loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.9 billion at June 30, 2008 compared with $4.7 billion at Dec. 31, 2007. The increase primarily resulted from loans secured by residential and office buildings and loans to investment grade real estate investment trusts (“REITS”). At June 30, 2008, approximately 74% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type with approximately 36% secured by residential buildings, approximately 25% secured by office buildings, approximately 10% secured by retail properties, and 29 % by other categories. Approximately 83% of

48    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

the unsecured portfolio is allocated to REITs under revolving credit agreements.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans. As noted above, at June 30, 2008, we had less than $20 million of subprime mortgages included in this portfolio.

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

We have implemented the following institutional credit strategies to improve our credit risk profile:

•	Focus on investment grade names to support cross-selling;
•	Avoid single name/industry concentrations, using credit default swaps as appropriate. At June 30, 2008, we used credit default swaps to reduce exposure on $1.492 billion of loans and commitments; and
•

At Dec. 31, 2007, we established a target of $4.5 billion of exposure reduction. At June 30, 2008, we have reduced exposure by $4.8 billion, exceeding the targeted $4.5 billion. We will continue to review the portfolio to identify opportunities to minimize non-strategic lending activities and reduce risk.

Allowance for credit losses (dollar amounts in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007	June 30, 2007 (a)
Margin loans	$5,489	$5,086	$5,210	$5,188
Non-margin loans	45,079	47,006	45,721	33,216
Total loans	$50,568	$52,092	$50,931	$38,404
Quarterly activity
Allowance for credit losses:
Beginning balance	$487	$494	$510	$425
Adoption of SFAS 159	-	(10)	-	-
Sale of M1BB	(13)	-	-	-
Provision for credit losses	25	16	20	(15)
Net (charge-off) recoveries	(13)	(13)	(36)	5
Total allowance for credit losses	$486	$487	$494	$415
Allowance for loan losses	$353	$314	$327	$282
Allowance for unfunded commitments	133	173	167	133
Allowance for loan losses as a percent of total loans	0.70%	0.60%	0.64%	0.73%
Allowance for loan losses as a percent of non-margin loans	0.78	0.67	0.72	0.85
Total allowance for credit losses as a percent of total loans	0.96	0.93	0.97	1.08
Total allowance for credit losses as a percent of non-margin loans	1.08	1.04	1.08	1.25
(a)	Legacy The Bank of New York only.

The total allowance for credit losses was $486 million or 0.96% of total loans at June 30, 2008, compared with $415 million, or 1.08% of total loans at June 30, 2007, $487 million, or 0.93% of total loans at March 31, 2008, and $494 million, or 0.97% of total loans at Dec. 31, 2007. The allowance for credit losses was flat compared with March 31, 2008, as the $25 million provision for credit losses was primarily offset by the reduction in allowance related to the sale of M1BB ($13 million) and commercial real estate loan charge-offs.

We had $5.5 billion and $5.1 billion of secured margin loans on our balance sheet at June 30, 2008 and March 31, 2008, respectively. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to these loans. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

The first element, impaired credits, is based on individual analysis of all nonperforming commercial credits over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

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

The third element, pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The borrower’s probability of default is derived from the associated credit rating. The loss given default incorporates a recovery expectation. Borrower ratings are reviewed at least semi-annually and are periodically mapped to third party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and consumer portfolios.

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

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	June 30, 2008	March 31, 2008	Dec. 31, 2007	June 30, 2007 (a)
Commercial	55%	57%	60%	62%
Other residential mortgages	12	9	5	5
Commercial real estate	6	4	4	2
Wealth management loans and mortgages	3	3	3	2
Foreign	2	4	5	1
Unallocated	22	23	23	28
Total	100%	100%	100%	100%
(a)	Legacy The Bank of New York only.

The above allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The increase in allowance for credit losses for other residential mortgages from March 31, 2008 resulted from an increase in the allowance allocated to residential mortgages reflecting the current market environment. The percentage of the unallocated allowance for credit losses was 22% at June 30, 2008, down from 23% at March 31, 2008 and 28%

50    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

at June 30, 2007. The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment.

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007
Loans:
Commercial real estate	$106	$49	$40
Foreign	60	78	87
Other residential mortgages	55	33	20
Commercial	52	50	39
Wealth management loans and mortgages	-	-	-
Total nonperforming loans	273	210	186
Other assets owned	6	5	4
Total nonperforming assets	$279	$215	$190
Nonperforming assets ratio	0.6%	0.4%	0.4%
Allowance for loan losses/nonperforming loans	129.3	149.5	175.8
Allowance for loan losses/nonperforming assets	126.5	146.0	172.1
Total allowance for credit losses/nonperforming loans	178.0	231.9	265.6
Total allowance for credit losses/nonperforming assets	174.2	226.5	260.0

The sequential quarter increase in nonperforming assets primarily resulted from higher commercial real estate loans, primarily in Florida, partially offset by $10 million of charge-offs and a $22 million increase in other residential mortgages, partially offset by $14 million of payments from a loan to a foreign SIV.

The ratio of the allowance for loan losses to nonperforming assets was 126.5% at June 30, 2008, compared with 146.0% at March 31, 2008.

Nonperforming assets quarterly activity (in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007
Balance at beginning of period	$215	$190	$37
Additions	98	42	187
Net charge-offs	(13)	(11)	(33)
Paydowns/sales	(22)	(7)	(4)
Other	1	1	3
Balance at end of period	$279	$215	$190

Loans past due 90 days or more as to principal or interest totaled $334 million at June 30, 2008, compared with $326 million at March 31, 2008. Past due loans at June 30, 2008 were primarily comprised of loans to an asset manager that has filed for bankruptcy (see Legal Proceedings). These loans are well secured, largely by cash and high-grade fixed income securities, and are in the process of collection.

Interest income would have increased by $3.5 million and $0.9 million for the second quarters of 2008 and 2007 if loans on nonaccrual status at June 30, 2008 and 2007 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $6.9 million and $1.4 million for 2008 and 2007 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	June 30, 2008	March 31, 2008	Dec. 31, 2007	June 30, 2007 (a)
Impaired loans with an allowance	$186	$167	$141	$15
Impaired loans without an allowance (b)	25	6	17	-
Total impaired loans	$211	$173	$158	$15
Allowance for impaired loans (c)	$37	$28	$34	$2
Average balance of impaired loans during quarter	136	140	51	16
Interest income recognized on impaired loans during quarter	-	-	-	0.2
(a)	Legacy The Bank of New York only.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(c)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $127.2 billion at June 30, 2008, compared with $118.1 billion at Dec. 31, 2007. The increase reflects growth in our securities servicing businesses and a spike in client deposits at June 30, 2008. Noninterest-bearing deposits were $30.9

The Bank of New York Mellon Corporation    51

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

billion at June 30, 2008, compared with $32.4 billion at Dec. 31, 2007. Interest-bearing deposits were $96.3 billion at June 30, 2008, compared with $85.8 billion at Dec. 31, 2007. The increase in interest-bearing deposits primarily relates to foreign office deposits in our securities servicing businesses.

Capital support agreements

During the second quarter of 2008, we executed capital support agreements covering securities in two short-term net asset value (“NAV”) funds. One agreement, for $18 million, covers SIV exposures in a Sterling-denominated NAV fund in the Asset Management segment. Other agreements, totaling $28.6 million, provide capital support to a collective investment pool in the Asset Servicing segment. These agreements are in addition to the capital support agreement for the commingled short-term NAV fund (“CNAV) Fund of $55.5 million covering securities related to Whistle Jacket Capital/White Pine Financial, LLC (“Whistle Jacket”), in the Asset Servicing segment.

Under the capital support agreements referenced to above, we could provide capital in specified circumstances in varying maturities through June 2009. A previously disclosed capital support agreement for the CNAV Fund covering securities related to Thornburg Mortgage Capital Resources was canceled during the second quarter of 2008 resulting in a $12 million credit recorded in other expense, which was partially offset by $8 million of expense related to the current estimated fair value of the remaining capital support agreements.

Upon the sale or other disposition of a security covered by the capital support agreements (“Covered Security”), we are required to contribute capital that is the least of the following amounts: (i) the amount, if any, by which the amortized cost of a Covered Security exceeds the amount realized from the sale or other disposition of the Covered Security; (ii) the amount, if any, necessary to restore the net asset value per share of the fund to a specified threshold amount, or (iii) the remaining amount of the aggregate capital contribution limit, taking into account all prior contributions. We will not receive any consideration from the fund for the contributed capital, if any, under the agreements. The total expense that will be recorded over the term of the agreement will be equal to the amount of total capital, if any, actually contributed to the NAV and CNAV Funds. On a case-by-case basis, depending on future circumstances, we could enter into further capital support agreements.

At June 30, 2008, the total of all CNAV Funds which are managed by our securities lending business had a balance of $124 billion and included $4.7 billion of senior notes issued by SIVs. At June 30, 2008, approximately 73% of these SIVs are bank-sponsored where the bank has committed to support the SIV. Virtually all of the bank-sponsored SIVs were rated AAA at June 30, 2008. At March 31, 2008, the total of all CNAV Funds which were managed by our securities lending businesses totaled $147 billion and included $7.3 billion of senior notes issued by SIVs. At March 31, 2008, approximately 70% of these SIVs were bank-sponsored.

The non-bank-sponsored SIV securities held in the CNAV Funds were rated AA at June 30, 2008. Approximately 54% of the securities issued by non-bank sponsored SIVs are scheduled to mature in 2008 and the remainder in the first quarter of 2009.

At June 30, 2008, short-term NAV funds in the Asset Management segment included approximately $693 million of senior notes issued by SIVs, which represented approximately 2% of the assets of the short-term NAV funds in the Asset Management segment. Approximately 87% of these SIV securities have been issued by bank-sponsored SIVs and the sponsors have agreed to support the notes. Ninety percent of the $693 million of SIV securities are scheduled to mature in 2008. We continue to monitor exposure to SIV senior note investments in funds we manage.

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

Non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $23.3 billion and $12.7 billion on an average basis for the first six months of 2008 and 2007, respectively. The increase primarily reflects the merger with Mellon Financial. Average foreign deposits, primarily from our European-based securities servicing business, were $69.8 billion and $38.5 billion for the first six months of 2008 and 2007, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and custody businesses, the merger with Mellon Financial and the transition of deposits in 2007 related to the Acquired Corporate Trust Business. Domestic savings and other time deposits were $8.4 billion on an average basis for the first six months of 2008, compared with $1.1 billion for the first six months of 2007. The increase reflects the merger with Mellon Financial and a large government agency deposit. A significant reduction in our securities servicing businesses would reduce our access to deposits.

Average payables to customers and broker-dealers were approximately $5.0 billion for both the first six months of 2008 and 2007. Long-term debt averaged $17.0 billion and $9.5 billion for the first six months of 2008 and 2007, respectively. The increase in long-term debt reflects the merger with Mellon Financial. Average noninterest-bearing deposits increased to $25.5 billion in the first six months of 2008 from $15.1 billion in the first six months of 2007, reflecting the merger with Mellon Financial.

The Parent has four major sources of liquidity:

•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

At June 30, 2008, our bank subsidiaries had the ability to pay dividends of approximately $1.464 billion to the Parent without the need for a regulatory waiver. This dividend capacity would increase in the remainder of 2008 to the extent of the banks’ net income less dividends. At June 30, 2008, nonbank subsidiaries of the Parent had liquid assets of approximately $1.0 billion. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent. On July 1, 2008, we reorganized our bank subsidiaries (see page 2). This reorganization had a nominal impact on the dividend capacity of the bank subsidiaries.

For the quarter ended June 30, 2008, the Parent’s quarterly average commercial paper borrowings were $29 million compared with $69 million for the quarter ended June 30, 2007. The Parent had cash of $3.0 billion at June 30, 2008, compared with $4.4 billion at Dec. 31, 2007. Commercial paper outstandings issued by the Parent were $25 million and $65 million at June 30, 2008 and Dec. 31, 2007, respectively. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2008 decreased by $1.3 billion compared with Dec. 31, 2007. The decrease in cash held by the Parent reflects repayment of long-term debt that matured in the first half of 2008. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to take dividends from its banks or issue debt.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at June 30, 2008 was 6 basis points. The credit agreement requires us to maintain:

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

There were no borrowings under this facility at June 30, 2008.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities. Access to the capital markets is partially dependent on our credit ratings, which, as of July 1, 2008 were as follows:

Debt ratings at July 1, 2008

	Standard & Poor’s	Moody’s	Fitch	Dominion Bond Rating Service
Parent:
Commercial paper	A-1+	P1	F1+	R-1 (middle)
Subordinated long-term debt	A+	Aa3	A+	A (high)
Senior long-term debt	AA-	Aa2	AA-	AA (low)

The Bank of New York Mellon:
Long-term deposits	AA	Aaa	AA	AA

BNY Mellon N.A.:
Long-term deposits	AA	Aaa	AA	AA
Subordinated debt	AA-	Aa1	A+	AA (low)

Outlook	Stable	Stable	Positive	Positive (long-term)

During the second quarter of 2008, Standard & Poors upgraded the following debt ratings one grade: for the Parent, commercial paper, subordinated long-term debt and senior long-term debt; for The Bank of New York Mellon, long-term deposits; and for BNY Mellon, N.A., long-term deposits and subordinated debt. Following the July 1, 2008 reorganization of the banks, the rating agencies affirmed the ratings for The Bank of New York Mellon and BNY Mellon, N.A.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries. The Parent has $1.4 billion of long-term debt that will become due in the second half of 2008.

The Parent has the option to call $611 million of subordinated debt in 2008, which it expects to call and refinance if market conditions are favorable. The Parent expects to refinance any debt it repays by issuing a combination of senior and subordinated debt. In the second quarter of 2008, $1.2 billion of the Company’s senior debt matured.

Double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratio at June 30, 2008 and 2007 was 102.53% and 101.41%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $655 million with nine financial institutions matures in March 2009. In the second quarter of 2008, the average borrowing against this line of credit was $136 million. Pershing LLC has three separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $200 million, in aggregate, during the second quarter of 2008.

Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in March 2009. In the second quarter of 2008, there was no average borrowing against this line of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $110 million, in aggregate, during the second quarter of 2008.

Statement of cash flows

Cash provided by operating activities was $1.9 billion for the first six months of 2008, compared with $1.0 billion provided by operating activities for the six months ended June 30, 2007. In the first half of 2008, earnings were a significant

54    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

source of funds. Cash flows from operations in the first half of 2007 were principally the result of changes in trading activities and earnings, partially offset by change in accruals and other. In the first six months of 2008, cash used for investing activities was $10.3 billion compared with $23.2 billion in the first six months of 2007. In the first six months of 2008, changes in federal funds sold and securities purchased under resale agreements and change in interest-bearing deposits were a significant use of funds. In the first six months of 2007 purchases of securities available-for-sale, change in interest-bearing deposits and changes in federal funds sold and securities purchased under resale agreements were a significant use of funds.

Through June 30, 2008, cash provided by financing activities was $7.7 billion, compared to $22.6 billion in the first six months of 2007. In the first six months of 2008, deposits and the change in payables to customers and broker-dealers were a significant source of funds, partially offset by the change in commercial paper and repayments of long-term debt. In the first six months of 2007, deposits were a significant source of funds.

Capital

Capital data

(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2008	Dec. 31, 2007	June 30, 2007 (a)
Average shareholders’ equity to assets ratio	14.54%	13.61%	10.12%

At period-end:
Total shareholders’ equity	$ 28,569	$ 29,403	$ 11,829
Tangible common equity	$ 5,731	$ 6,670	$ 5,272
Tangible common equity to assets ratio (b)(c)	4.31%	4.96%	4.53%
Adjusted for the DTL on tax deductible goodwill (b) (d)	4.62%	5.24%	4.90%
Adjusted tangible common equity to average assets ratio	4.44%	5.09%	5.03%
Tier I capital ratio (c)	9.33%	9.32%	8.09%
Total (Tier I plus Tier II) capital ratio	12.90%	13.25%	12.07%
Leverage capital ratio	6.39%	6.53%	6.37%
Book value per common share	$ 24.93	$ 25.66	$ 16.50
Tangible book value per common share	$ 5.00	$ 5.82	$ 7.35
Dividend per share	$ 0.24	$ 0.24	$ 0.23
Dividend yield	2.5%	2.0%	2.1%
Closing common stock price per share	$ 37.83	$ 48.76	$ 43.93
Market capitalization	$ 43,356	$55,878	$ 31,495
Common shares outstanding	1,146,070	1,145,983	717,000
(a)	Legacy The Bank of New York only.
(b)	Common equity less goodwill and intangible assets plus the benefit of the deferred tax liability associated with tax deductible intangible assets divided by total assets less goodwill and intangible assets.
(c)	Consolidated target ratios for Tier I and adjusted tangible common equity are 8.00% and 5.00%, respectively.
(d)	The Company’s major credit rating agencies have notified us that in their computation of our capital adequacy, they will give credit for deferred tax liabilities associated with tax deductible goodwill. The regulators are also considering giving credit for deferred tax liabilities (DTL) in their capital computations. The deferred tax liability associated with tax deductible goodwill totaled $548 million at June 30, 2008, $495 million at Dec. 31, 2007 and $445 million at June 30, 2007.

Shareholders’ equity was $28.6 billion at June 30, 2008, compared with $29.4 billion at Dec. 31, 2007. The decrease in shareholders’ equity compared with Dec. 31, 2007 resulted from a $1.8 billion unrealized, net of tax loss on our total securities available-for-sale portfolio at June 30, 2008. The unrealized net of tax loss at Dec. 31, 2007 was $342 million. During the first half of 2008, we retained $502 million of earnings. Accumulated other comprehensive income declined $1.3 billion reflecting the decrease in the fair value of the securities portfolio. Included in shareholders’ equity is a $36 million decrease in retained earnings resulting from the adoption of SFAS 159, “The Fair

The Bank of New York Mellon Corporation    55

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Value Option for Financial Assets and Financial Liabilities”, and a $21 million decrease in retained earnings from adopting EITF 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance Arrangements,” and EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”

In July 2008, we declared a quarterly common stock dividend of $0.24 per share that was paid on Aug. 1, 2008, to shareholders of record as of the close of business on July 23, 2008.

In a non-taxable business combination, such as our merger with Mellon Financial, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the deferred tax liability. Bank regulators and rating agencies adjust equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement unless a sale occurs. As a result, we believe Tier I and adjusted tangible common equity should be our primary capital metrics.

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

Our Tier I capital ratio was 9.33% at June 30, 2008, compared with 8.76% at March 31, 2008. The Tier I ratio at June 30, 2008 was 133 basis points above our principal capital measure target for Tier I capital of 8%.

Our adjusted tangible common equity ratio was 4.31% at June 30, 2008, up from 4.14% at March 31, 2008. Both ratios were lower than our targeted capital ratio of 5%, reflecting the unrealized mark-to-market securities loss mentioned above. The unrealized net of tax loss on our securities available for sale portfolio decreased the adjusted tangible common equity ratio by 93 basis points at June 30, 2008. If we also adjust the tangible common equity ratio for the deferred tax liability on tax deductible goodwill, the adjusted tangible common equity ratio would have been 4.62% at June 30, 2008.

We are comfortable with the current adjusted tangible common equity ratio given our ability to generate meaningful capital in coming quarters.

A billion dollar change in risk-weighted assets changes the Tier I ratio by approximately 7 basis points while a $100 million change in common equity changes the Tier I ratio by approximately 8 basis points.

A billion dollar change in assets changes the adjusted tangible common equity ratio by approximately 2 basis points while a $100 million change in common equity changes the adjusted tangible common equity ratio by approximately 6 basis points.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including the Company and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries must, among other things, qualify as well capitalized. In addition, major bank holding companies such as the Parent are expected by the regulators to be well capitalized.

As of June 30, 2008 and 2007, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier I capital to risk-weighted assets and leverage (Tier I capital to average assets), which are shown below.

56    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Consolidated and primary bank subsidiaries capital ratios

	June 30, 2008			Dec. 31, 2007			June 30, 2007 (a)
	Consolidated	The Bank of New York	Mellon Bank N.A.	Consolidated	The Bank of New York	Mellon Bank N.A.	Consolidated	The Bank of New York
Tier I (b) (c)	9.33%	8.57%	8.61%	9.32%	8.24%	8.49%	8.09%	7.95%
Total capital (c)(d)	12.90	12.16	11.81	13.25	11.82	12.14	12.07	10.87
Leverage (c)	6.39	5.44	7.59	6.53	5.64	8.06	6.37	6.33
(a)	Legacy The Bank of New York only.
(b)	Tier I capital consists, generally, of common equity, trust-preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles.
(c)	For a banking institution to qualify as “well capitalized”, its Tier I, Total (Tier I plus Tier II) and leverage capital ratios must be at least 6%, 10% and 5%, respectively. To qualify as “adequately capitalized”, Tier I, Total and leverage capital ratios must be at least 4%, 8% and 3%.
(d)	Total capital consists of Tier I capital plus Tier II capital. Tier II capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the allowance for credit losses.

At June 30, 2008, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance cost. On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, we will be subject to a 15% limit in the amount of trust preferred securities that can be included in Tier I capital, net of goodwill, less any related deferred tax liability.

Amounts in excess of these limits will be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the final rule, all of our trust preferred securities qualified for inclusion in Tier I capital at June 30, 2008. We also expect all of our trust preferred securities to qualify as Tier I capital at March 31, 2009. The Company and our bank subsidiaries are expected to remain “well capitalized” under the final rule.

The following table presents the components of our risk-based capital and risk-adjusted assets at June 30, 2008, Dec. 31, 2007 and June 30, 2007.

Risk-based and leverage capital ratios (a) (in millions)	June 30, 2008	Dec. 31, 2007	June 30, 2007 (b)
Tier I capital
Common shareholders’ equity	$28,569	$29,403	$11,829
Trust-preferred securities	1,733	2,030	1,150
Adjustments for:
Goodwill & other intangibles (c)	(20,888)	(20,718)	(6,405)
Pensions	177	246	248
Securities valuation allowance	1,814	339	80
Merchant banking investment	(51)	(41)	(24)
Total Tier I capital	11,354	11,259	6,878
Qualifying unrealized equity security gains	-	2	4
Qualifying subordinate debt	3,862	4,257	2,967
Qualifying allowance for credit losses	486	494	415
Tier II capital	4,348	4,753	3,386
Total risk-based capital	$15,702	$16,012	$10,264
Total risk-adjusted assets	$121,758	$120,866	$85,006
(a)	On a regulatory basis.
(b)	Legacy The Bank of New York only.
(c)	Includes a deferred tax liability of $1.96 billion at June 30, 2008, $2.01 billion at Dec. 31, 2007 and $149 million at June 30, 2007 associated with tax deductible identifiable intangible assets.

The Bank of New York Mellon Corporation    57

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Trading activities

The fair value and notional amounts of our financial

instruments held for trading purposes at June 30,

2008 and Dec. 31, 2007 are as follows:

Trading account	June 30, 2008			Dec. 31, 2007
	Notional Amount	Fair value (a)		Notional Amount	Fair value
(in millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$112,814	$-	$26	$81,738	$-	$95
Swaps	368,497	2,481	1,921	363,809	2,295	1,655
Written options	183,611	-	409	188,480	-	675
Purchased options	174,549	50	-	160,739	187	-
Foreign exchange contracts:
Swaps	4,144	-	-	3,479	-	-
Written options	4,176	-	93	7,177	-	176
Purchased options	4,811	133	-	6,974	137	-
Commitments to purchase and sell foreign exchange	330,052	1,232	1,087	306,018	1,184	1,156
Debt securities	-	1,550	663	-	1,665	213
Credit derivatives	1,677	31	1	2,260	61	3
Equity securities and derivatives	15,277	514	267	9,565	877	604
Total return swaps	135	1	1	-	-	-
Commodity and other derivatives	-	-	-	-	14	-
Total trading account		$5,992	$4,468		$6,420	$4,577
(a)	Derivative financial instruments are reported net of cash collateral received and paid of $356 million and $540 million, respectively, at June 30, 2008. Such amounts for Dec. 31, 2007 were not material.

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	2nd Quarter 2008			June 30, 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$5.6	$3.7	$8.4	$5.9
Foreign exchange	2.6	1.3	4.7	2.4
Equity	2.4	1.0	4.3	3.3
Credit (b)	2.9	1.9	3.8	2.6
Diversification	(4.5)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.5	12.9	10.9

58    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

VAR (a) (in millions)	1st Quarter 2008			March 31, 2008
	Average	Minimum	Maximum
Interest rate	$6.8	$3.5	$10.1	$5.4
Foreign exchange	2.1	1.0	4.3	2.2
Equity	3.0	1.5	7.7	4.0
Credit (b)	4.0	1.9	6.3	4.0
Diversification	(5.4)	N/M	N/M	(4.8)
Overall portfolio	10.5	5.0	14.9	10.8

VAR (c) (in millions)	2nd Quarter 2007			June 30, 2007
	Average	Minimum	Maximum
Interest rate	$4.3	$2.5	$6.1	$3.3
Foreign exchange	1.3	0.8	2.6	1.1
Equity	3.0	1.1	5.4	4.9
Credit derivatives(b)	1.0	0.5	1.7	0.7
Commodities	2.4	1.3	3.7	1.7
Diversification	(2.7)	N/M	N/M	(2.2)
Overall portfolio	9.3	7.5	11.7	9.5

VAR (a)	Year-to-date 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$6.2	$3.5	$10.1
Foreign exchange	2.3	1.0	4.7
Equity	2.7	1.0	7.7
Credit (b)	3.5	1.9	6.3
Diversification	(5.0)	N/M	N/M
Overall portfolio	9.7	5.0	14.9

VAR (c)	Year-to-date 2007
(in millions)	Average	Minimum	Maximum
Interest rate	$3.7	$1.9	$6.1
Foreign exchange	1.2	0.6	2.6
Equity	2.5	0.8	6.6
Credit derivatives (b)	1.0	0.5	1.7
Commodities	2.1	-	3.7
Diversification	(2.4)	N/M	N/M
Overall portfolio	8.1	3.0	11.7

(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of SFAS 157.
(b)	VAR is intended to depict risk by underlying driver, i.e., interest rate, currency exchange rate, or counterparty credit quality. Accordingly, the credit derivatives risk category has been revised to credit.
(c)	Legacy The Bank of New York only.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect

During the second quarter of 2008, interest rate risk generated 42% of average VAR, credit risk generated 21% of average VAR, foreign exchange risk generated 19% of average VAR, and equity risk generated 18% of average VAR. During the second quarter of 2008, our daily trading loss did not exceed our calculated VAR amounts on any given day.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year.

The merger with Mellon Financial and the volatility in the markets since July 2007 have caused the number of days when our trading revenue exceeded $5 million to increase significantly.

Distribution of revenues-number of days	Quarter ended
	June 30, 2007	(a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Revenue range (in millions):	Number of days
Less than $(2.5)	-		2	-	6	1
$(2.5) - $0	4		5	3	3	1
$0 - $2.5	33		16	8	6	11
$2.5 - $5.0	24		20	25	14	26
More than $5.0	3		20	26	33	25

(a)	Legacy The Bank of New York only and based on revenues before deducting share of joint venture partner, Susquehanna Trading.

The Bank of New York Mellon Corporation    59

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

The Bank of New York Mellon Corporation

foreign exchange and other trading-

counterparty risk ratings profile

The table below summarizes the risk ratings for $4.3 billion of our foreign exchange and interest rate derivative counterparty credit exposure.

The decline in the highest rating category in the second quarter of 2008 from March 31, 2008 primarily relates to the declining credit quality of CDO counterparties.

Under SFAS 157, foreign exchange and other trading activities revenue was reduced by $4 million in the second quarter and $37 million in the first half of 2008, as a result of declining credit quality of CDO counterparties, partially offset by widening of our credit spreads.

Foreign exchange and other trading- counterparty risk ratings profile (a)	June 30, 2007 (b)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008
Rating
AAA to AA-	71%	70%	72%	61%	54%
A+ to A-	13	12	13	18	18
BBB+ to BBB-	9	12	10	13	17
Noninvestment grade	7	6	5	8	11
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.
(b)	Legacy The Bank of New York only.

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

The following table shows net interest revenue sensitivity for the Company:

Estimated changes in net interest revenue

	June 30, 2008
(dollar amounts in millions)	$	%
up 200 bps vs. stable rate	$23	0.7%
up 100 bps vs. stable rate	12	0.4
down 100 bps vs. stable rate	(9)	(0.3)
down 150 bps vs. stable rate	(39)	(1.3)

bps - basis points.

The baseline scenario’s Fed Funds rate in the June 30, 2008 analysis was 2.00%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters, the 200 basis point ramp scenarios assume a 50 basis point per quarter change and the 150 basis point ramp scenario assumes a 37.5 basis point per quarter change. The down 100 basis point and the down 150 basis point June 30, 2008 scenarios assume 10 year rates decline 43 and 93 basis points, respectively, which steepens the yield curve. Both the up 100 basis point and the up 200 basis point June 30, 2008 scenarios assume a flattening of the yield curve with 10-year rates rising 85 and 185 basis points, respectively. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The previous table relies on certain critical assumptions including depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

Off-balance-sheet financial instruments

A summary of our off-balance sheet credit transactions, net of participations, at June 30, 2008 and Dec. 31, 2007 follows:

Off-balance sheet credit risks (in millions)	June 30, 2008	Dec. 31, 2007
Lending commitments (a)	$45,997	$49,055
Standby letters of credit (b)	13,459	13,813
Commercial letters of credit	1,070	1,167
Securities lending indemnifications	567,027	618,487
(a)	Net of participations totaling $576 million at June 30, 2008 and $763 million at Dec. 31, 2007.
(b)	Net of participations totaling $2.397 billion at June 30, 2008 and $2.576 billion at Dec. 31, 2007.

For information regarding off-balance-sheet financial instruments, see Note 15 “Commitments and contingent liabilities” in the Notes to Consolidated Financial Statements.

The Bank of New York historical earnings per share

In the merger transaction between The Bank of New York and Mellon Financial, The Bank of New York shareholders received 0.9434 shares of the Company’s common stock for each share of The Bank of New York common stock outstanding on the closing date of the merger. Mellon Financial shareholders received one share of the Company’s common stock for each share of Mellon Financial common stock outstanding on the closing date of the merger.

Converting The Bank of New York’s common stock into post-merger share count terms for the second quarter of 2007 increased diluted earnings per share and diluted earnings per share excluding merger and integration expenses by $0.03 and increased diluted earnings per share excluding merger and integration expenses and intangible amortization by $0.04.

The conversion increased basic earnings per share by $0.04, increased basic earnings per share excluding merger and integration expenses by $0.03, and increased basic earnings per share excluding merger and integration expenses and intangible amortization by $0.04.

The Bank of New York Mellon Corporation    61

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Supplemental information – Explanation of

non-GAAP financial measures

Reported amounts are presented in accordance with GAAP. We believe that this supplemental non-GAAP information is useful to the investment community in analyzing the financial results and trends of our business. We believe this information facilitates comparisons with prior periods and reflects the principal basis on which our management internally monitors financial performance. These items are also excluded from our segment measures used internally to evaluate segment performance because management does not consider them to be particularly relevant or useful in evaluating the operating performance of our business segments.

Reconciliation of net income and EPS - GAAP to non-GAAP (in millions, except per share amounts)	2Q08		1Q08			2Q07 (a)
	After-tax	EPS	After- tax	EPS		After-tax	EPS
Net income-GAAP	$309	$0.27	$746	$0.65		$445	$0.62
Discontinued operations income (loss)	7	0.01	(3)	-		(3)	-
Continuing operations	302	0.26	749	0.65		448	0.62
Merger and integration (M&I) expenses	89	0.08	75	0.07		32	0.04
SILO charge	380	0.33	-	-		-	-
Continuing operations excluding M&I expenses and the SILO charge	771	0.67	824	0.72		480	0.66
Intangible amortization	77	0.07	75	0.07		19	0.03
Continuing operations before M&I expenses, the SILO charge and intangible amortization	$848	$0.74	$899	$0.78	(b)	$499	$0.69
(a) Legacy The Bank of New York only. (b) Does not foot due to rounding.
Reconciliation of net income and EPS - GAAP to non-GAAP (in millions, except per share amounts)			YTD08			YTD07 (a)
			After-tax	EPS		After-tax	EPS
Net income-GAAP			$1,055	$0.92		$879	$1.22
Discontinued operations income (loss)			4	-		(6)	(0.01)
Continuing operations			1,051	0.92		885	1.23
M&I expenses			164	0.14		42	0.06
SILO charge			380	0.33		-	-
Continuing operations excluding M&I expenses and the SILO charge			1,595	1.39		927	1.28	(b)
Intangible amortization			152	0.13		35	0.05
Continuing operations before M&I expenses, the SILO charge and intangible amortization			$1,747	$1.52		$962	$1.33
(a)	Legacy The Bank of New York only.
(b)	Does not foot due to rounding.

62    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Return on common equity and tangible common equity (dollars in millions)	2Q08	1Q08	2Q07 (a)	YTD08	YTD07 (a)
Average common shareholders’ equity	$28,507	$29,551	$11,566	$29,029	$11,422
Less: Average goodwill	16,758	16,581	5,304	16,670	5,323
Average intangible assets	6,042	6,227	1,229	6,134	1,227
Average tangible common shareholders’ equity	$5,707	$6,743	$5,033	$6,225	$4,872

Return on tangible common equity – GAAP (annualized)	26.7%	49.1%	37.3%	38.8%	38.2%
Return on tangible common equity excluding M&I expenses and the SILO charge (annualized)	59.7	53.6	39.8	56.4	39.9

Return on common equity – GAAP (annualized)	4.3	10.2	15.5	7.3	15.6
Return on common equity, excluding M&I expenses, the SILO charge and intangible amortization (annualized)	12.0	12.2	17.3	12.1	17.0
(a) Legacy The Bank of New York only.

Reconciliation of total revenue - Fee and other revenue as a percentage of total revenue (FTE) (dollars in millions)				2Q08 vs.				YTD08 vs. YTD07
	2Q08	1Q08	2Q07 (a)	1Q08	2Q07	YTD08	YTD07 (a)
Fee and other revenue – GAAP	$2,986	$2,978	$1,580			$5,964	$3,055
Add: FTE increment – Fee and other revenue	11	9	-			20	-
Net interest revenue – GAAP	411	767	452			1,178	879
Add: FTE increment – Net interest revenue	4	6	2			10	4
Total revenue (FTE)	3,412	3,760	2,034	(9)%	68%	7,172	3,938	82%
SILO charge	377	-	-			377	-
Total revenue (FTE) – non-GAAP, excluding the SILO charge	$3,789	$3,760	$2,034	1%	86%	$7,549	$3,938	92%
Fee and other revenue as a percentage of total revenue (FTE)	88%	79%	78%			83%	78%
Fee and other revenue as a percentage of total revenue (FTE) excluding the SILO charge	79	79	78			79	78
(a) Legacy The Bank of New York only.

Reconciliation of income from continuing operations before income taxes - Pre-tax operating margin (FTE) (dollars in millions)	2Q08	1Q08	2Q07 (a)	YTD08	YTD07 (a)
Income from continuing operations before income taxes - GAAP	$614	$1,110	$658	$1,724	$1,303
FTE increment	15	15	2	30	4
Income from continuing operations before income taxes (FTE)	629	1,125	660	1,754	1,307
M&I expenses	149	126	47	275	62
SILO charge	377	-	-	377	-
Income from continuing operations before income taxes (FTE) excluding M&I expenses and the SILO charge	1,155	1,251	707	2,406	1,369
Intangible amortization	124	122	29	246	57
Income from continuing operations before income taxes (FTE) excluding M&I expenses, the SILO charge and intangible amortization	$1,279	$1,373	$736	$2,652	$1,426
Pre-tax operating margin (FTE) (b)	18%	30%	32%	24%	33%
Pre-tax operating margin (FTE) (b) excluding M&I expenses, the SILO charge and intangible amortization	34	36	36	35	36
(a)	Legacy The Bank of New York only.
(b)	Income before taxes divided by total revenue.

The Bank of New York Mellon Corporation    63

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

Recent accounting developments

SFAS No. 160 – Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements. This statement clarifies that a noncontrolling interest in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section separately from the Company as a distinct item. The equity section of the balance sheet will be required to present equity attributable to both controlling and noncontrolling interests. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the noncontrolling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest.

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

64    The Bank of New York Mellon Corporation

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and

Results of Operations; Quantitative and Qualitative Disclosures about Market Risk. (continued)

IFRS

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally accepted accounting standards. The adoption of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs. It is anticipated that the SEC will issue some guidance on this potential adoption by Dec. 31, 2008. We are currently investigating the implications to the Company should we be permitted to adopt.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 3 of Notes to Consolidated Financial Statements.

Government monetary policies and Competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of the Company.

Competition

The Company and its subsidiaries are subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies.

These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer and capture services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as the Company, and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

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

66    The Bank of New York Mellon Corporation

Item 1. Financial Statements.

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED INCOME STATEMENT (unaudited)

	Quarter ended			Six months ended
(in millions, except per share amounts or unless otherwise noted)	June 30, 2008	March 31, 2008	June 30, 2007 (a)	June 30, 2008	June 30, 2007 (a)
Fee and other revenue
Securities servicing fees:
Asset servicing	$868	$897	$427	$1,765	$820
Issuer services	444	376	367	820	686
Clearing and execution services	270	267	291	537	573
Total securities servicing fees	1,582	1,540	1,085	3,122	2,079
Asset and wealth management fees	844	842	168	1,686	319
Performance fees	16	20	21	36	35
Foreign exchange and other trading activities	308	259	117	567	244
Treasury services	130	124	55	254	105
Distribution and servicing	110	98	2	208	4
Financing-related fees	50	48	61	98	113
Investment income	45	23	39	68	75
Securities gains (losses)	(152)	(73)	(2)	(225)	-
Other	53	97	34	150	81
Total fee and other revenue	2,986	2,978	1,580	5,964	3,055
Net interest revenue
Interest revenue	1,092	1,656	1,162	2,748	2,183
Interest expense	681	889	710	1,570	1,304
Net interest revenue	411	767	452	1,178	879
Provision for credit losses	25	16	(15)	41	(30)
Net interest revenue after provision for credit losses	386	751	467	1,137	909
Noninterest expense
Staff	1,391	1,352	752	2,743	1,472
Professional, legal and other purchased services	280	252	132	532	262
Net occupancy	139	129	81	268	160
Distribution and servicing	131	130	4	261	8
Software	88	79	57	167	111
Furniture and equipment	79	79	54	158	104
Business development	75	66	37	141	67
Sub-custodian	62	61	42	123	76
Communications	33	32	23	65	42
Clearing and execution	21	9	44	30	81
Other	186	182	87	368	159
Subtotal	2,485	2,371	1,313	4,856	2,542
Amortization of intangible assets	124	122	29	246	57
Merger and integration expenses:
The Bank of New York Mellon Corporation	146	121	35	267	39
Acquired Corporate Trust Business	3	5	12	8	23
Total noninterest expense	2,758	2,619	1,389	5,377	2,661
Income
Income from continuing operations before income taxes	614	1,110	658	1,724	1,303
Provision for income taxes	312	361	210	673	418
Income from continuing operations	302	749	448	1,051	885
Discontinued operations:
Income (loss) from discontinued operations	16	(5)	(4)	11	(9)
Provision (benefit) for income taxes	9	(2)	(1)	7	(3)
Income (loss) from discontinued operations, net of tax	7	(3)	(3)	4	(6)
Net income	$309	$746	$445	$1,055	$879
(a)	Legacy The Bank of New York only.

The Bank of New York Mellon Corporation    67

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED INCOME STATEMENT (unaudited) - continued

	Quarter ended					Six months ended
(in millions, except per share amounts, or unless otherwise noted)	June 30, 2008		March 31, 2008	June 30, 2007	(a)	June 30, 2008	June 30, 2007	(a)
Earnings per share (a)
Basic:
Income from continuing operations	$0.27		$0.66	$0.63		$0.93	$1.24
Income (loss) from discontinued operations, net of tax	0.01		-	-		-	(0.01)
Net income	$0.27	(b)	$0.66	$0.62	(b)	$0.93	$1.24	(b)
Diluted:
Income from continuing operations	$0.26		$0.65	$0.62		$0.92	$1.23
Income (loss) from discontinued operations, net of tax	0.01		-	-		-	(0.01)
Net income	$0.27		$0.65	$0.62		$0.92	$1.22
Average shares outstanding (in thousands) (a)
Basic	1,135,153		1,134,280	713,187		1,134,710	711,675
Common stock equivalents	11,733		13,626	9,694		12,676	9,762
Diluted	1,146,886		1,147,906	722,881		1,147,386	721,437
(a)	Legacy The Bank of New York only. Earnings per share data and average shares outstanding for 2007 are presented in post-merger share count terms.
(b)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

68    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED BALANCE SHEET (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2008	Dec. 31, 2007
Assets
Cash and due from banks	$5,990	$6,635
Interest-bearing deposits with banks	37,896	34,312
Federal funds sold and securities purchased under resale agreements	16,098	9,108
Securities:
Held-to-maturity (fair value of $1,882 and $ 2,171)	1,945	2,180
Available-for-sale	42,391	46,518
Total securities	44,336	48,698
Trading assets	5,992	6,420
Loans (includes $276 at fair value at June 30, 2008)	50,568	50,931
Reserve for loans losses	(353)	(327)
Net loans	50,215	50,604
Premises and equipment	1,698	1,731
Accrued interest receivable	510	739
Goodwill	16,565	16,331
Intangible assets	6,273	6,402
Other assets (includes $669 at fair value at June 30, 2008)	15,652	16,676
Total assets	$201,225	$197,656

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$30,910	$32,372
Interest-bearing deposits in domestic offices	22,832	21,082
Interest-bearing deposits in foreign offices	73,462	64,671
Total deposits	127,204	118,125
Federal funds purchased and securities sold under repurchase agreements	2,488	2,193
Trading liabilities	4,468	4,577
Payables to customers and broker-dealers	9,596	7,578
Commercial paper	25	4,079
Other borrowed funds	1,110	1,840
Accrued taxes and other expenses	6,304	8,101
Other liabilities (including allowance for lending related commitments of $133 and $167, also includes $232 at fair value at June 30, 2008)	5,517	4,887
Long-term debt	15,944	16,873
Total liabilities	172,656	168,253
Shareholders’ equity
Common stock-par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,148,499,006 and 1,146,896,177 shares	11	11
Additional paid-in capital	20,126	19,990
Retained earnings	10,463	10,015
Accumulated other comprehensive loss, net of tax	(1,919)	(574)
Less: Treasury stock of 2,428,711 and 912,896 shares, at cost	(112)	(39)
Total shareholders’ equity	28,569	29,403
Total liabilities and shareholders’ equity	$201,225	$197,656

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    69

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six months ended June 30,
(in millions)	2008	2007(a)
Operating activities
Net income	$1,055	$879
Income (loss) from discontinued operations	4	(6)
Income from continuing operations	1,051	885
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for credit losses	41	(30)
Depreciation and amortization	474	226
Deferred tax (benefit) expense	(129)	118
Securities losses (gains) and venture capital income	218	(33)
Change in trading activities	20	2,152
Change in accruals and other, net	176	(2,274)
Net cash provided by operating activities	1,851	1,044
Investing activities
Change in interest-bearing deposits with banks	(2,885)	(9,545)
Change in margin loans	(279)	(21)
Paydowns of securities held-to-maturity	118	135
Maturities of securities held-to-maturity	108	189
Purchases of securities available-for-sale	(4,612)	(11,450)
Sales of securities available for sale	329	386
Paydowns of securities available-for-sale	2,810	1,767
Maturities of securities available-for-sale	2,944	2,748
Net principal disbursed on loans to customers	(502)	(501)
Change in federal funds sold and securities purchased under resale agreements	(8,004)	(6,884)
Change in seed capital investments	(93)	(11)
Purchases of premises and equipment/capitalized software	(135)	(118)
Acquisitions, net cash	(478)	(68)
Dispositions, net cash	310	—
Proceeds from the sale of premises and equipment	25	1
Other, net	70	174
Net cash (used for) investing activities	(10,274)	(23,198)
Financing activities
Change in deposits	10,506	18,880
Change in federal funds purchased and securities sold under repurchase agreements	295	753
Change in payables to customers and broker-dealers	2,018	634
Change in other borrowed funds	485	413
Change in commercial paper	(4,054)	(142)
Net proceeds from the issuance of long-term debt	1,826	2,147
Repayments of long-term debt	(2,701)	(22)
Proceeds from the exercise of stock options	155	136
Issuance of common stock	20	104
Tax benefit realized on share-based payment awards	12	23
Treasury stock acquired	(315)	(40)
Cash dividends paid	(553)	(336)
Net cash provided by financing activities	7,694	22,550
Effect of exchange rate changes on cash	84	29
Change in cash and due from banks
Change in cash and due from banks	(645)	425
Cash and due from banks at beginning of period	6,635	2,840
Cash and due from banks at end of period	$5,990	$3,265

Supplemental disclosures
Interest paid	$1,609	$1,312
Income taxes paid	1,102	763
Income taxes refunded	29	1
(a)	Legacy The Bank of New York only.

See accompanying Notes to Consolidated Financial Statements.

70    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

Six months ended June 30, 2008
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Total shareholders’ equity
Balance at Jan. 1, 2008	$ 11	$ 19,990	$ 10,015	$ (574)	$ (39)	$ 29,403
Adjustments for the cumulative effect of applying EITF 06-04, 06-10 and SFAS 159, net of taxes of $ 24	-	-	(57)	-	-	(57)
Adjusted balance at Jan. 1, 2008	11	19,990	9,958	(574)	(39)	29,346
Comprehensive income:
Net income	-	-	1,055	-	-	1,055
Other comprehensive income:
Employee benefit plans:
Pensions	-	-	-	30	-	30
Other post-retirement benefits	-	-	-	9	-	9
Net unrealized derivative gain on cash flow hedges	-	-	-	29	-	29
Foreign currency translation adjustment	-	-	-	63	-	63
Change in fair value of securities available-for-sale	-	-	-	(1,473)	-	(1,473)
Reclassification adjustment	-	-	-	(3)	-	(3)
Total comprehensive income	-	-	1,055	(1,345)	-	(290)
Dividends on common stock at $0.48 per share	-	-	(553)	-	-	(553)
Repurchase of common stock	-	-	-	-	(315)	(315)
Common stock issued under employee benefit plans	-	13	-	-	22	35
Common stock issued under direct stock purchase and dividend reimbursement plan	-	-	-	-	15	15
Stock awards and options exercised	-	123	-	-	205	328
Other	-	-	3	-	-	3
Balance at June 30, 2008	$ 11	$20,126	$10,463	$(1,919)	$(112)	$28,569

Note: Comprehensive income for the six months ended June 30, 2008 and 2007 was $(290) million and $788 million. Comprehensive income for the first six months of 2007 is for legacy The Bank of New York only.

See accompanying Notes to Consolidated Financial Statements

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

At June 30, 2008, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $250 million to $490 million over the next 9 years. None of the potential contingent additional consideration was recorded as goodwill at June 30, 2008. There was no cash paid or accrued for contingent payments in the second quarter. Contingent payments totaled $124 million in the first half of 2008.

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

Dispositions in 2008

On July 18, 2008, we entered into a definitive agreement to sell the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in assets under management. We expect to complete this transaction by the end of 2008.

In June 2008, we sold M1BB – based in Los Angeles, California. The sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively. There was no gain or loss recorded on this transaction. This transaction reflects our focus on reducing non-core activities. Net income for M1BB was $29 million for full year 2007 and was primarily comprised of net interest revenue.

On March 31, 2008, we sold a portion of the Estabrook Capital Management business which reduced our assets under management by $2.4 billion. We retained approximately 30% of the assets under management which primarily will be managed by the Wealth Management segment.

72    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

In February 2008, we sold our B-Trade and G-Trade execution businesses to BNY ConvergEx, LLC. These businesses were sold at book value with the potential for an earnout to be realized in the first half of 2009. These businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis.

Acquisitions and dispositions in 2007

Merger with Mellon Financial Corporation

See Note 4 “Acquisitions and dispositions” to Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for a discussion of The Bank of New York’s merger with Mellon Financial Corporation (“Mellon Financial”) on July 1, 2007, including purchase price allocation and goodwill, the fair value of acquired, identifiable intangible assets and a condensed statement of net assets acquired. The Bank of New York and Mellon Financial both merged into a new holding company named The Bank of New York Mellon Corporation, (the “Company”), upon completion of the transaction. In the transaction, each share of Mellon Financial $0.50 par value common stock was converted into one share of the Company’s $0.01 par value common stock and each share of The Bank of New York $7.50 par value common stock was converted into 0.9434 shares of the Company’s $0.01 par value common stock. The merger was accounted for as a purchase of Mellon Financial for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company, presented in this Form 10-Q for periods prior to July 1, 2007, are the historical financial statements of The Bank of New York. Mellon Financial’s results of operations were included with The Bank of New York’s results beginning July 1, 2007.

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

In June 2007, we sold our 30% equity investment in RBS International Securities Services (Holdings) Limited to BNP Paribas Securities Services.

Pro forma condensed combined financial information

On a pro forma basis, if the merger with Mellon Financial had occurred on Jan. 1, 2007, the transaction would have had the following impact:

(dollar amounts in millions, except per share amounts)	Quarter ended June 30, 2007		Six months ended June 30, 2007
	Reported	Pro Forma	Reported	Pro Forma
Revenue	$2,032	$3,522	$3,934	$6,820
Income from continuing operations	448	807	885	1,451
Net income	445	798	879	1,448

Diluted earnings per share:
Income from continuing operations	$0.62	$0.71	$1.23	$1.27
Net income	0.62	0.70	1.22	1.27

The Bank of New York Mellon Corporation    73

Notes to Consolidated Financial Statements (continued)

The pro forma results are based on adding the pre-tax historical results of Mellon Financial to our results and adjusting primarily for M& I expenses and amortization of intangibles created in the transaction and taxes. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

Note 3 – Accounting changes and new accounting pronouncements

SFAS No. 157 - Fair Value Measurements

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

We adopted SFAS 157 as of Jan. 1, 2008. As a result of maximizing observable inputs as required by SFAS 157, we began to reflect external credit ratings as well as observable credit default swap spreads when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment was immaterial to earnings in the second quarter and first half of 2008. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations and less than 5% of our assets and liabilities measured at fair value are in the lowest tier of the fair value hierarchy. See Note 12, “Fair Value Measurement” in Notes to Consolidated Financial Statements.

SFAS No. 159 - Fair Value Option

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

On July 1, 2008, $280 million of the outstanding loans were repaid.

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

Both EITFs were effective Jan. 1, 2008. The adoption of these EITFs required us to record a net liability, in accordance with SFAS 106, of $21 million with an offsetting debit to retained earnings of $21 million.

FSP No. FIN 39-1 – Amendment of FASB Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP 39-1”) “Amendment of FASB Interpretation No. 39.” FSP 39-1 permits offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable) or obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangements, and amends FIN No. 39 to replace the terms “conditional contracts” and

“exchange contracts” with the term “derivative instruments”, as defined in SFAS 133. We adopted this FSP on Jan. 1, 2008. Beginning Jan. 1, 2008, we revised our accounting policy to net cash collateral received and cash collateral paid for derivative instruments executed with the same counterparty under the same master netting arrangements. The impact of adopting FSP 39-1 resulted in a reduction of trading account assets and trading account liabilities of $356 million and $540 million, respectively, at June 30, 2008.

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

In accordance with GAAP, the results for the Retail Business are reported separately as discontinued operations for all periods presented. The assets and liabilities of the Retail Business are included in other assets on the consolidated balance sheet. In addition, certain residual activity from businesses that Mellon Financial had reported as discontinued operations prior to the merger are also included as discontinued operations after July 1, 2007.

Assets and liabilities of discontinued operations for all periods presented were not significant.

Summarized financial information for discontinued operations is as follows:

The Bank of New York Mellon Corporation    75

Notes to Consolidated Financial Statements (continued)

Discontinued operations	Quarter ended					Six months ended
(in millions)	June 30, 2008	March 31, 2008		June 30, 2007 (a)		June 30, 2008	June 30, 2007 (a)
Fee and other revenue	$ 18		$(2)	$ 1		$ 16	$ 15
Net interest revenue	-	-		-		-	-
Total revenue	$ 18		$(2)	$ 1		$ 16	$ 15
Income (loss) from discontinued operations	$ 16		$(5)		$(4)	$ 11		$(9)
Income taxes (benefits)	9	(2)		(1)		7	(3)
Income (loss) from discontinued operations, net of taxes	$ 7		$(3)		$(3)	$ 4		$(6)
(a)	Legacy The Bank of New York only.

Note 5 – Goodwill and intangible assets

Goodwill

The table below provides a breakdown of goodwill by business segment. Goodwill impairment testing is performed annually at the business segment level. No impairment losses were recorded in the first half of 2008.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2007	$ 7,054	$ 2,362	$ 3,291	$ 2,413	$ 1,119	$ 92	$ -	$ 16,331
Acquisitions/dispositions	134	-	(11)	46	(50)	-	(178)	(59)
Transfer between segments	-	(255)	-	-	-	-	255	-
Foreign exchange translation	6	-	1	-	-	-	-	7
Other (a)	399	(417)	237	21	-	25	21	286
Balance at June 30, 2008	$ 7,593	$ 1,690	$ 3,518	$ 2,480	$ 1,069	$ 117	$ 98	$ 16,565
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at June 30, 2008 compared with Dec. 31, 2007 resulted from amortization and the sale of M1BB, partially offset by the acquisition of ARX Capital Management. No impairment losses were recorded on intangible assets in the first half of 2008.

76    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

Intangible assets	June 30, 2008				Dec. 31, 2007
(in millions)	Gross carrying amount	Accumulated amortization		Net carrying amount	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth
Management	$2,028		$(324)	$1,704	$1,758
Customer contracts-Institutional services	2,065		(339)	1,726	1,776
Deposit premiums	68		(29)	39	82
Other	97		(18)	79	62
Total subject to amortization	$4,258		$(710)	$3,548	$3,678
Not subject to amortization (a):
Trade name	$1,370	$	N/A	$1,370	$1,369
Mutual fund advisory contracts	1,355		N/A	1,355	1,355
Total not subject to amortization	$2,725	$	N/A	$2,725	$2,724
Total intangible assets	$6,983		$(710)	$6,273	$6,402
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable

Intangible assets-net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2007	$3,364	$643	$505	$919	$710	$261	$—	$6,402
Acquisitions/dispositions	64	—	(2)	17	10	—	(22)	67
Transfer between segments	—	(37)	—	—	—	—	37	—
Amortization	(130)	(33)	(12)	(40)	(12)	(14)	(5)	(246)
Other (a)	(404)	(206)	(181)	(19)	13	(5)	852	50
Net carrying amount at June 30, 2008	$2,894	$367	$310	$877	$721	$242	$862	$6,273
(a)	Other changes in intangible assets primarily reflect reclassifications.

Intangible amortization expense was $124 million and $29 million for the quarters ended June 30, 2008 and 2007, respectively, and $246 million and $57 million for the first six months of 2008 and 2007, respectively. Estimated annual amortization expense for current intangibles for the next five years is as follows:

Estimated amortization expense (in millions)
For the year ended Dec. 31
2008	$ 486
2009	431
2010	389
2011	355
2012	328

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

Notes to Consolidated Financial Statements (continued)

Commercial loans are placed on nonaccrual status when the fair value of collateral is less than the principal and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Residential mortgage loans are generally placed in nonaccrual status, when, in our judgment, collection is in doubt or the loans are 90 days or more delinquent, subject to an impairment test. Consumer loans are not classified as nonperforming assets, but are charged off based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual loans generally are restored to accrual status when principal and interest are current or they become fully collateralized.

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended June 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at March 31, 2008	$ 314	$ 173	$ 487
Charge-offs:
Commercial	(4)	-	(4)
Commercial real estate	(9)	-	(9)
Foreign	-	-	-
Other	(2)	-	(2)
Total charge-offs	(15)	-	(15)
Recoveries-Commercial	2	-	2
Net charge-offs	(13)	-	(13)
Sale of M1BB	(11)	(2)	(13)
Provision	63	(38)	25
Balance at June 30, 2008	$ 353	$ 133	$ 486

For the six months ended June 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, at Dec. 31, 2007	$327	$167	$494
Charge-offs:
Commercial	(11)	-	(11)
Commercial real estate	(9)	-	(9)
Foreign	(5)	-	(5)
Other	(4)	-	(4)
Total charge-offs	(29)	-	(29)
Recoveries-Commercial	3	-	3
Net (charge-offs) recoveries	(26)	-	(26)
Sale of M1BB	(11)	(2)	(13)
SFAS 159 adoption	(10)	-	(10)
Provision	73	(32)	41
Balance at June 30, 2008	$ 353	$ 133	$ 486

For the quarter ended June 30, 2007 (a) (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, at March 31, 2007	$290	$135	$425
Charge-offs	-	-	-
Recoveries	5	-	5
Net (charge-offs) recoveries	5	-	5
Provision	(13)	(2)	(15)
Balance at June 30, 2007	$ 282	$ 133	$ 415

For the six months ended June 30, 2007 (a) (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2006	$287	$150	$437
Charge-offs	-	(5)	(5)
Recoveries	13	-	13
Net (charge-offs) recoveries	13	(5)	8
Provision	(18)	(12)	(30)
Balance at June 30, 2007	$ 282	$ 133	$ 415
(a)	Legacy The Bank of New York only.

Note 7 – Other assets

Other assets (in millions)	June 30, 2008	Dec. 31, 2007
Accounts receivable	$ 4,247	$ 4,889
Corporate/bank owned life insurance	3,645	3,599
Equity in joint ventures and other investments (a)	2,393	2,400
Fails to deliver	1,914	1,650
Prepaid pension assets	1,775	1,657
Software	567	519
Prepaid expenses	426	329
Due from customers on acceptances	193	81
Margin deposits	42	511
Other	450	1,041
Total other assets	$ 15,652	$16,676
(a)	Includes Federal Reserve Bank stock of $348 million and $366 million, at cost.

78    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

Note 8 – Net interest revenue

Net interest revenue	Quarter ended				Six months ended
(in millions)	June 30, 2008		March 31, 2008	June 30, 2007 (a)	June 30, 2008		June 30, 2007 (a)
Interest revenue
Non-margin loans	$ 21	(b)	$ 486	$ 420	$ 507	(b)	$ 827
Margin loans	48		58	87	106		172
Securities:
Taxable	550		609	330	1,159		622
Exempt from federal income taxes	6		9	1	15		2
Total securities	556		618	331	1,174		624
Deposits in banks	412		412	233	824		378
Federal funds sold and securities purchased under resale agreements	37		64	77	101		134
Trading assets	18		18	14	36		48
Total interest revenue	1,092	(b)	1,656	1,162	2,748	(b)	2,183
Interest expense
Deposits	477		615	487	1,092		887
Federal funds purchased and securities sold under repurchase agreements	11		26	16	37		35
Other borrowed funds	23		29	24	52		36
Customer payables	18		24	47	42		89
Long-term debt	152		195	136	347		257
Total interest expense	681		889	710	1,570		1,304
Net interest revenue	$ 411	(b)	$ 767	$ 452	$ 1,178	(b)	$ 879
(a)	Legacy The Bank of New York only.
(b)	Includes the SILO charge of $377 million recorded in the second quarter of 2008.

Note 9 – Capital transactions

The Company has 3.5 billion authorized shares of common stock with a par value of $0.01 per share and 100 million authorized shares of preferred stock with a par value of $0.01 per share. At June 30, 2008, there were 1,146,070,295 outstanding shares of common stock and no outstanding shares of preferred stock.

On July 8, 2008, our Board of Directors declared a quarterly common stock dividend of $0.24 per share that was paid on Aug. 1, 2008, to shareholders of record as of the close of business on July 23, 2008.

On Dec. 18, 2007, the Board of Directors of the Company authorized the repurchase of up to 35 million shares of common stock. We did not repurchase any shares of our common stock in the second quarter of 2008 under this program. In the first quarter of 2008, we repurchased 5.9 million shares, at an initial price of $45.05 per share, through a purchase agreement with a broker-dealer counterparty which borrowed the shares as part of an accelerated share repurchase program.

The initial price is subject to a purchase price adjustment based on the price the counterparty actually pays for the shares. On July 28, 2008, we received $19 million in cash to settle the purchase price adjustments.

At June 30, 2008, 33.8 million shares were available for repurchase under the December 2007 repurchase program.

The Bank of New York Mellon Corporation    79

Notes to Consolidated Financial Statements (continued)

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	June 30, 2008			March 31, 2008			June 30, 2007 (a)
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$ 19	$ 7	$ 1	$ 19	$ 7	$ 1	$ 10	$ 2	$ -
Interest cost	36	7	4	36	7	4	12	3	3
Expected return on assets	(73)	(10)	(1)	(73)	(10)	(1)	(26)	(4)	(1)
Other	19	1	2	3	1	2	5	1	2
Net periodic cost (credit)	$ 1	$ 5	$ 6	$ (15)	$ 5	$ 6	$ 1	$ 2	$ 4
(a)	Legacy The Bank of New York only.

Net periodic benefit cost (credit)	Six months ended
	June 30, 2008			June 30, 2007 (a)
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$ 38	$ 14	$ 2	$ 20	$ 4	$ -
Interest cost	72	14	8	24	6	6
Expected return on assets	(146)	(20)	(2)	(52)	(8)	(2)
Other	22	2	4	10	2	4
Net periodic cost (credit)	$ (14)	$ 10	$ 12	$ 2	$ 4	$ 8
(a)	Legacy The Bank of New York only.

Note 11 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2008	June 30, 2007 (a)

Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.2	2.4
Credit for synthetic fuel investments	0.1	(1.3)
Credit for low-income housing investments	(1.2)	(1.2)
Tax-exempt income	(2.0)	(1.2)
Foreign operations	(5.2)	(2.0)
SILO adjustment	8.3	—
Other—net	1.8	0.4
Effective rate	39.0%	32.1%
(a)	Legacy The Bank of New York only.

Our total tax reserves as of June 30, 2008 were $1.7 billion. If these tax reserves were unnecessary, $213 million would affect the effective tax rate in future periods, $1.5 billion would impact deferred taxes and $40 million would affect goodwill. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of June 30, 2008 is accrued interest, where applicable, of $487 million. The additional tax expense related to interest for the three and six months ended June 30, 2008 was $229 million and $251 million, respectively.

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

Note 12 – Fair value measurement

We adopted SFAS 157, (“Fair Value Measurement”), effective Jan. 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS 157 requires consideration of a company’s own creditworthiness when valuing liabilities. SFAS 157 also nullified the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique and eliminated large position discounts for financial instruments quoted in active markets.

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

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. Then, to arrive at a fair value that incorporates counterparty credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using the Bank’s own credit spreads, also implied by the credit default swap market. We began incorporating the credit risk adjustments on Jan. 1, 2008. In certain cases, we may face additional costs to exit large risk positions or recent prices may not be observable for instruments that trade in inactive or less active markets. The costs to exit large risk positions are based on evaluating the negative change in the market during the time it would take for us to bring those positions to normal market

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

Loans carried at fair value include loans for which the fair value option was elected (see Note 13) and are included in Loans and also include loans in trading assets on the balance sheet. Unrealized gains and losses on unfunded lending commitments carried at fair value are classified in Other assets and Other liabilities, respectively. Loans and unfunded lending commitments carried at fair value

82    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

are generally classified within level 2 of the valuation hierarchy.

Securities

Where quoted prices are available in an active market, we classify the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain non-agency mortgage-backed securities, commercial mortgage-backed securities and European floating rate notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

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

Certain interests in securitizations

For certain interests in securitizations which are classified in securities available-for-sale and other assets, we use discounted cash flow models which generally include assumptions of projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and estimates of payments to third-party investors. When available, we compare our fair value estimates and assumptions to market activity and to the actual results of the securitized portfolio. Changes in these assumptions may significantly impact our estimate of fair value of the interests in

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

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (e)	Total carrying value
Available-for-sale securities (a)	$683	$40,924	$784	$-	$42,391
Trading assets:
Debt and equity instruments (b)	799	920	18	-	1,737
Derivative assets	4,064	8,153	200	(8,162)	4,255
Loans	-	276	-	-	276
Other assets (c)	25	404	262	(22)	669
Total assets at fair value	$5,571	$50,677	$1,264	$(8,184)	$49,328
Percent of assets prior to netting	9.7%	88.1%	2.2%

Trading liabilities:
Debt and equity instruments	$238	$543	$-	$-	$781
Derivative liabilities	3,956	8,032	45	(8,346)	3,687
Total trading liabilities	4,194	8,575	45	(8,346)	4,468
Other liabilities (d)	91	96	67	(22)	232
Total liabilities at fair value	$4,285	$8,671	$112	$(8,368)	$4,700
Percent of liabilities prior to netting	32.8%	66.3%	0.9%
(a)	Includes seed capital and certain interests in securitizations.
(b)	Includes loans classified as trading assets.
(c)	Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a SFAS fair value option election.
(d)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships.
(e)	FIN 39 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.

84    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

Changes in level 3 fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three and six month periods ended June 30, 2008, (including the change in fair value), for financial instruments classified in level 3 of the valuation hierarchy.

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

Fair value measurements using significant unobservable inputs three months ended June 30, 2008
	Fair Value March 31, 2008	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net		Transfers in/out of Level 3		Fair value June 30, 2008	Change in unrealized gains and (losses) related to instruments held at June 30, 2008
(in millions)		Income		Comprehensive income
Available-for-sale securities	$ 854	$(60)	(a)	$ 28	(a)		$(12)		$(26)	$ 784	$ (32)
Trading assets:
Debt and equity instruments	-	(10)		-		2		26		18	(12)
Derivative assets	177	29	(b)	-		(1)		(5)		200	29
Other assets	250	3	(c)	-		10		(1)		262	2
Total assets	$1,281	$ (38)		$28			$(1)		$(6)	$ 1,264	$ (13)
Trading liabilities:
Derivative liabilities	$ (52)	$ 10	(b)	$ -			$(3)	$ -		$ (45)	$3
Other liabilities	(38)	(27	) (c)	-		-		(2)		(67)	(26)
Total liabilities	$ (90)	$ (17)		$ -			$(3)		$(2)	$ (112)	$ (23)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Fair value measurements using significant unobservable inputs six months ended June 30, 2008						Purchases, issuances and settlements, net	Transfers in/out of Level 3	Fair value June 30, 2008	Change in unrealized gains and (losses) related to instruments held at June 30, 2008
	Fair Value Dec. 31, 2007	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities	$ 853	$(106	) (a)	$ 43	(a)	$ 20	$(26)	$ 784	$ (63)
Trading assets:
Debt and equity instruments	-	(10)		-		2	26	18	(12)
Derivative assets	166	46	(b)	-		(10)	(2)	200	55
Other assets	243	11	(c)	-		9	(1)	262	5
Total assets	$1,262	$ (59)		$ 43		$ 21	$ (3)	$1,264	$ (15)
Trading liabilities:
Derivative liabilities	$ (34)	$ (9	) (b)	$ -		$ (2)	$ -	$ (45)	$ (15)
Other liabilities	(50)	(15	) (c)	-		-	(2)	(67)	(14)
Total liabilities	$ (84)	$(24)		$ -		$ (2)	$ (2)	$(112)	$(29)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

The Bank of New York Mellon Corporation    85

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of June 30, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended June 30, 2008.

Assets measured at fair value on a nonrecurring basis at June 30, 2008
(in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$ -	$ 14	$ 89	$ 103
Other assets (b)	-	4	-	4
Total assets at fair value on a nonrecurring basis	$ -	$ 18	$ 89	$ 107
(a)	During the second quarter and six months ended June 30, 2008, the fair value of these loans was reduced $17 million and $21 million, respectively, based on the fair value of the underlying collateral as allowed by SFAS 114, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.
(b)	Includes assets received in satisfaction of debt. The fair value of these assets was not reduced in the second quarter of 2008 and was reduced $1 million in the first six months of 2008, based on the fair value of the underlying collateral with an offset in foreign exchange and other trading activities.

Note 13 – Fair value option

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

Effective Jan. 1, 2008, we adopted FAS 159 and elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing credit default swaps which are fair valued in earnings and, as a result, recorded a cumulative effect decrease to retained earnings of $36 million after-tax. The election is intended to mitigate volatility in net income that had been caused by measuring the loans on a different basis than credit default swaps which referenced notes of the same obligors and to align the accounting on the loans with our risk management practices.

Interest on funded loans is reflected in accrued interest receivable and recognized in interest revenue. Fair value gains and losses are based on secondary market quotes for each position. Since our election was related to floating-rate loans, all changes in the fair value are attributed to instrument-specific credit risk.

The details of the impact of this election by financial statement line caption as of Jan. 1, 2008, are presented below.

86    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

(in millions)	Carrying value as of Jan. 1, 2008	Transition gain/(loss) recorded in retained earnings	Adjusted carrying value as of Jan. 1, 2008
Loans (a)	$ 280	$ (70)	$ 210
Reserve for loan losses (b)	(10)	10	-
Accounts payable, accrued expenses and other liabilities (c)	-	(1)	(1)
Pre-tax cumulative effect of adoption of SFAS 159		(61)
Deferred taxes		25
Cumulative effect of adoption of SFAS 159		$ (36)
(a)	Represents loans that are carried at fair value pursuant to the fair value option. Other loans which are eligible for election, but are not managed on a fair value basis continue to be carried on an accrual basis.
(b)	There is no allowance for loan losses recorded for loans reported under the fair value option; accordingly, the portion of the reserve for loan loss allocable to such loans was reversed.
(c)	Represents the fair value for unfunded lending-related commitments.

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three and six month periods ended June 30, 2008, for the loans and unfunded lending commitments for which the fair value election was made. However, the profit and loss information presented only includes the loans that we elected to be measured at fair value under the fair value option; the related credit default swaps, which are required to be measured at fair value, are not included in the table.

Foreign exchange and other trading activities
(in millions)	Three months ended June 30, 2008	Six months ended June 30, 2008
Loans	$ 35	$ 66
Other liabilities	-	(1)

At June 30, 2008, the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans for which the SFAS 159 fair value option has been elected was $276 million and $280 million, respectively.

At June 30, 2008, the fair market value of unfunded lending-related commitments for which the fair value option was elected was a $2 million liability, which is included in accounts payable, accrued expenses and other liabilities. The contractual amount of such commitments was $110 million.

Note 14 – Derivatives and hedging relationships

Derivative contracts such as futures contracts, forwards, interest rate swaps, foreign currency swaps and options, and similar products used in trading activities are recorded at fair value. With adoption of SFAS 157 on Jan. 1, 2008, fair value now considers the specific non-performance risk of both the company and its counterparties. Prior to adoption of SFAS 157, non-performance risk was measured and included within our general credit reserves. Gains and losses from derivative trading activities are included in foreign exchange and other trading activities in fee and other revenue. Unrealized gains and losses are reported on a gross basis in trading account assets and trading liabilities, after taking into consideration master netting agreements.

We enter into various derivative financial instruments for non-trading purposes primarily as part of our asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when we enter into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge, it is marked-to- market and the gain or loss is included in foreign exchange and other trading activities in fee and other revenue.

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

We discontinue hedge accounting prospectively when we determine that a derivative is no longer an effective hedge, the derivative expires, is sold, or management discontinues the derivative’s hedge designation. Subsequent gains and losses on these derivatives are included in foreign exchange and other trading activities.

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

The fixed rate loans hedged generally have an original maturity of 9 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At June 30, 2008, $29 million of loans were hedged with interest rate swaps which had notional values of $29 million.

The securities hedged generally have an original weighted-average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At June 30, 2008, $221 million of securities were hedged with interest rate swaps which had notional values of $221 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years and, except for four deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the four that hedge the callable deposits. At June 30, 2008, $610 million of deposits were hedged with interest rate swaps which had notional values of $610 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2008, $10.6 billion of debt was hedged with interest rate swaps which had notional values of $9.8 billion.

88    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling and Euro foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of June 30, 2008, the hedged forecasted foreign currency transactions and linked FX forward hedges were $99 million, with $2 million (pre-tax) of losses recorded in other comprehensive income. These losses are expected to be reclassified to expense over the next six months.

Forward foreign exchange contracts are also used to hedge the value of our investments in foreign subsidiaries. These forward contracts usually have a maturity of less than two years. The derivatives employed are designated as net investment hedges of changes in value of our foreign investment due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At June 30, 2008, foreign exchange contracts, with notional amounts totaling $6.3 billion, were designated as hedges.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2008	June 30, 2007 (a)
Fair value hedges of loans	$ 0.1	$ (0.1)
Fair value hedge of securities	(0.1)	0.1
Fair value hedge of deposits and long-term debt	0.7	(1.1)
Cash flow hedges	(0.1)	(0.5)
Other (b)	0.1	-
Total	$ 0.7	$ (1.6)
(a)	Legacy The Bank of New York only.
(b)	Includes ineffectiveness recorded on foreign exchange hedges.

Note 15 — Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure are disclosed in the “Financial institutions portfolio exposure” on page 47 and the “Commercial portfolio exposure” table on page 48. Those tables are incorporated by reference into these Notes to Consolidated Financial Statements. Major concentrations in securities lending are primarily to broker/dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at June 30, 2008 and Dec. 31, 2007 follows:

Off-balance sheet credit risks (in millions)	June 30, 2008	Dec. 31, 2007
Lending commitments (a)	$ 45,997	$49,055
Standby letters of credit (b)	13,459	13,813
Commercial letters of credit	1,070	1,167
Securities lending indemnifications	567,027	618,487
(a)	Net of participations totaling $576 million at June 30, 2008 and $763 million at Dec. 31, 2007.
(b)	Net of participations totaling $2.397 billion at June 30, 2008 and $2.576 billion at Dec. 31, 2007.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. We also extend facilities which provide liquidity, primarily for variable rate tax-exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer

The Bank of New York Mellon Corporation    89

Notes to Consolidated Financial Statements (continued)

and considers factors other than the financial strength of the monoline insurer. The allowance for lending-related commitments was $133 million at June 30, 2008 and $167 million at Dec. 31, 2007. A summary of lending commitment maturities at June 30, 2008 is as follows: $17 billion less than one year; $28 billion in one to five years; and $1 billion over five years.

Standby letters of credit principally support corporate obligations and include $750 million that were collateralized with cash and securities on June 30, 2008 and $683 million on Dec. 31, 2007. At June 30, 2008, approximately $8.6 billion of the standby letters of credit were scheduled to expire within one year.

The estimated liability for losses related to lending commitments and standby letters of credit, if any, is included in the reserve for unfunded commitments.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (The Bank of New York Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $580 billion at June 30, 2008 and $637 billion at Dec. 31, 2007.

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

A third party holds the first loss position in OSF, which is designed to absorb the majority of any expected losses. The first loss note holder commitment is $5 million. The Company provides additional liquidity and credit enhancement to OSF’s commercial paper securitization program through total rate of return swaps and a subordinated loan. The swaps are constructed to mature as the commercial paper matures. To the extent there is a liquidity issue impacting the paying ability of the underlying assets or if the underlying assets undergo a credit default, the swaps are designed to ensure the timely payments to the beneficial interest holders.

At June 30, 2008, the authorized size of the program was $150 million. OSF is funded by commercial paper (98%) and a subordinated funding loan (2%). OSF experienced no funding difficulties and did not require liquidity support in the second quarter of 2008. There were no material write-downs of assets held by OSF in the second quarter of 2008. At June 30, 2008, OSF held a $129 million book-value asset portfolio consisting of mortgage-backed securities, 92% of which were rated AAA and 8% were rated A. At June 30, 2008, a FIN 46R analysis was performed on OSF and it was not subject to consolidation by the Company. Consolidation of OSF would be immaterial to the assets of the Company.

Municipal bond securitizations

We sponsor approximately $119 million of municipal bond securitizations for which no gain was recognized. These securitizations are comprised of $102 million which are Aaa insured and $17 million which are A2 insured, quarterly variable rate bonds with borrowers rated no lower than A2 on Moody’s municipal bond scale. All transactions were done at par value. These

90    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

transactions generate approximately $1 million of annual pre-tax equivalent income.

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

In the second quarter of 2008 we recorded a $380 million charge related to sale-in, lease-out (SILO) transactions. This charge includes $237 million, in accordance with FAS 13-2, related to revising the cash flows associated with the Company’s SILO transactions, as well as $143 million for establishing interest reserves on associated tax benefits. The charge was prompted by recent federal court decisions in BB&T Corp. v. United States and AWG Leasing Trust v. United States, where the tax benefits from certain SILO and LILO transactions were denied. In the third quarter of 2008, we expect to deposit funds with the IRS to offset the accrual of interest on the disputed SILO transactions. We continue to believe our tax treatment of the SILO transactions was proper under the tax law as it existed at the time the tax benefits were reported.

On Aug. 6, 2008, the IRS announced a settlement program for taxpayers with LILO and SILO transactions. Although the Company has not yet received the offer, it expects that it will in the near future. If the offer is received, the Company will promptly evaluate its terms and financial impact. At this time it is unknown whether the offer will be acceptable to the Company.

Based on a probability assessment of various potential outcomes, we currently believe our accruals for tax liabilities are adequate for all open years. Probabilities and outcomes are reviewed as events unfold, and adjustments to the tax liabilities are made when appropriate.

As previously disclosed, in connection with the acquisition of the Acquired Corporate Trust Business of JPMorgan Chase, we were required to file various IRS information and withholding tax returns. While preparing these returns in 2007, we identified certain inconsistencies in the supporting tax documentation and records transferred to us that were needed to file accurate returns. For additional information, see “Legal Proceedings.”

As previously disclosed, in the fourth quarter of 2007, we also discovered that other business lines, including the legacy The Bank of New York

The Bank of New York Mellon Corporation    91

Notes to Consolidated Financial Statements (continued)

corporate trust business, may have similar issues and initiated an extensive company-wide review to identify any inconsistencies in the supporting tax documents. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matter. Any exposure resulting from this matter is uncertain and cannot currently be reasonably estimated.

Note 16 – Business segments

For details of our business segments, see Business segments review on page 20 through the bullet points on page 21, and the tables, through “Average assets” (excluding “pre-tax operating margin”) on pages 22 through 24. For details of the primary types of fee revenue generated by each segment, see the sector/segment overview table on page 9. The tables and information in those paragraphs are incorporated by reference into these Notes to Consolidated Financial Statements.

92    The Bank of New York Mellon Corporation

Item 4. Controls and Procedures.

Disclosure controls and procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosure. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except changes resulting from the merger with Mellon Financial being implemented to incorporate Mellon Financial’s operations with The Bank of New York’s systems of internal control.

The Bank of New York Mellon Corporation    93

Forward-looking Statements and Risk Factors.

Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, statements with respect to the merger of The Bank of New York and Mellon Financial with and into the Company, expectations with respect to operations after the merger, the expected outcome and impact of legal, regulatory and investigatory proceedings, and the Company’s plans, objectives and strategies. In addition, these forward-looking statements relate to: expectations with respect to merger-related expense synergies and total merger and integration expenses; potential segment restructurings; expected tax rates; the effect of changes in market indices; potential earnouts resulting from the sale of the B-Trade and G-Trade execution businesses; the computation of our future capital adequacy; the ability of our business model to benefit from long-term trends; growth opportunities in international markets; the potential impact of the use of valuation models to estimate fair value; ability and intention to hold certain securities; the potential liquidation of a SIV and the results of any such liquidation; the adequacy of reserves for potential losses for loans to SIVs; potential future capital support agreements; repayment of overdrafts; the call of outstanding debt and the refinancing and replacement of such debt; our liquidity target; our expectations regarding our ability to generate capital and the unrealized loss on the securities portfolio; measurements of credit losses; treatment of trust-preferred securities as Tier I capital under recently-adopted transition rules and final rules of the FRB; expectations with respect to the adoption of recent accounting pronouncements and developments; the timing and potential impact of recent and anticipated acquisitions and dispositions; estimated annual amortization for current intangibles for future years; potential changes in pension costs; expectations with regard to portfolio exposures; resolution of certain tax examinations and the impact of those resolutions; expectations with respect to various commitments and contingent liabilities entered into in the normal course of business; resolution of matters relating to LILO and SILO transactions and the impact of those resolutions; the potential impact of consolidation of OSF, if required; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; and defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation and defenses to attempted enforcement of a related judgment. In this report, any other report, any press release or any written or oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,”

“target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “trends,” “pro forma” and words of similar meaning, signify forward-looking statements.

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represent risks associated with the business and operations of the Company can be found in the “Risk Factors” and the “Forward-looking Statements and Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, and may also be found in subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q are based on management’s current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The “Risk Factors” discussed in Form 10-K for the year ended Dec. 31, 2007 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document, and in subsequent reports filed by the Company with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

94    The Bank of New York Mellon Corporation

Part II – Other information.

Item 1. Legal Proceedings.

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

As previously disclosed in the Company’s Annual Report on Form 10-K, The Federal Customs Service of the Russian Federation is pursuing a claim against The Bank of New York (“BNY”), now known as The Bank of New York Mellon. The claim is based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of the Bank’s Non-Prosecution Agreement and alleges violations of U.S. law by the Bank in failing to supervise and monitor funds transfer activities at the Bank. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were allegedly due to be paid by customers of the Bank’s correspondent clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

The Bank has been defending itself vigorously in this matter and intends to continue to do so. The Bank believes it has meritorious procedural and substantive defenses to the allegations in the

Russian courts and also believes it has meritorious defenses to an attempted enforcement of a judgment outside the Russian Federation in countries in which the Bank has material assets if a judgment were to be entered in this matter by the Russian courts.

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

As previously discussed in the Company’s Annual Report on Form 10-K, on Oct. 9, 2007, we received a letter from the IRS informing us that the IRS is considering designating one such transaction for litigation. If designated, we are prepared to defend our position and we believe that any tax benefits associated with these transactions were consistent with the applicable statutory, judicial and administrative authority existing at the time they were entered into.

As previously disclosed in the Company’s Annual Report on Form 10-K, the Bank filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at the Bank. At the time of the bankruptcy, the cash and securities collateral for the loan were valued at over $600 million. On March 3, 2008, the Chapter 11 Trustee for Sentinel filed an adversary proceeding against BNY seeking to disallow the Bank’s claim and asserting a claim for damages against the Bank under a variety of theories including that the Bank aided and abetted certain insiders of Sentinel in mis-appropriating customer assets and improperly using those assets as collateral for the loan. In January 2008, the Bank learned that the Commodities Futures Trading Commission (the “CFTC”) opened an investigation that includes a review of Sentinel’s relationship with the Bank. While the timing and outcome of the bankruptcy is uncertain, the Company intends to vigorously pursue its claim.

The Bank of New York Mellon Corporation    95

Part II - Other Information. (continued)

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

As previously disclosed in the Company’s Annual Report on Form 10-K, in connection with the acquired JPMorgan Chase corporate trust business, the Bank was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, the Bank identified certain inconsistencies in the supporting tax documentation and records transferred to the Bank that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007. The Company and JPMorgan Chase are now in advanced discussions with the IRS, which if successful, will resolve the information reporting and withholding issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, the Bank is indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

The Company self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC is conducting an investigation of those transactions. MFM is cooperating fully with the SEC in its investigation.

In the course of a routine review of customer accounts at Mellon Securities LLC (“Mellon Securities”), the Company became aware of circumstances suggesting that employees of Mellon Securities, which executes orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. The Company is reviewing the trades and is in the process of determining the extent of any remediation. The Company self-disclosed this matter to the Financial Industry Regulatory Authority (“FINRA”) and the SEC on a voluntary basis.

In December 2004, the National Association of Securities Dealers (“NASD”) commenced an inquiry into BNY Capital Markets, Inc. (now BNY Mellon Capital Markets LLC, “BNY MCM”) concerning the participation in certain partial tender offers for publicly traded securities by a small group of former traders, which was prompted by BNY MCM’s disclosure to the NASD that it had identified certain instances in which BNY MCM tendered in excess of the firm’s net long position in the underlying securities, in violation of SEC Rule 14e-4. In late July 2008, the staff of FINRA, the successor to the NASD, informed the Company that it has made a preliminary determination to recommend disciplinary action in connection with seven partial tender offers and BNY MCM’s supervision of these activities. FINRA has invited BNY MCM to submit a “Wells” submission setting forth any defenses or arguments it may have against a disciplinary action, and BNY MCM intends to make such a submission in late August 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Shares of the Company’s common stock were issued in the following transaction, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof; 2,728 shares of common stock were issued on April 11, 2008 to a former director of The Bank of New York who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York, Inc.

(c)	The following table discloses repurchases of our common stock made in the second quarter of 2008.

96    The Bank of New York Mellon Corporation

Part II - Other Information. (continued)

Issuer purchases of equity securities

Share repurchases during second quarter 2008			Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased	Average price per share
April 2008	443	$ 43.18	-
May 2008	-	-	-
June 2008	-	-	-
Second quarter 2008	443 (a)	$43.18	-
(a)	Includes 443 thousand shares at a purchase price of approximately $19 million purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of the Company authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased in the second quarter of 2008 under this program.

At June 30, 2008, 33.8  million shares were available for repurchase under the December 2007 program. There is no expiration date on this remaining repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on April 8, 2008, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of 18 directors for a term expiring in 2009:

Name of Director	Votes For	Votes Withheld
Frank J. Biondi, Jr.	896,403,048	73,729,210
Ruth E. Bruch	942,438,104	27,694,154
Nicholas M. Donofrio	906,639,252	63,493,006
Steven G. Elliott	947,585,457	22,546,801
Gerald L. Hassell	905,830,871	64,301,387
Edmund F. Kelly	942,704,336	27,427,922
Robert P. Kelly	947,608,454	22,523,804
Richard J. Kogan	900,559,790	69,572,468
Michael J. Kowalski	906,658,999	63,473,259
John A. Luke, Jr.	869,004,480	101,127,778
Robert Mehrabian	936,063,403	34,068,855
Mark A. Nordenberg	936,171,912	33,960,346
Catherine A. Rein	900,363,477	69,768,781
Thomas A. Renyi	901,763,095	68,369,163
William C. Richardson	900,429,346	69,702,912
Samuel C. Scott, III	889,778,273	80,353,985
John P. Surma	936,644,305	33,487,953
Wesley W. von Schack	945,039,438	25,092,820

2.	Approval of the adoption of The Bank of New York Mellon Corporation Long-Term Incentive Plan (approved by a majority of votes cast):

For:	688,411,430
Against:	148,678,926
Abstain:	11,032,816
Broker non-votes:	122,009,086

3.	Approval of the adoption of The Bank of New York Mellon Corporation Employee Stock Purchase Plan (approved by a majority of votes cast):

For:	821,352,149
Against:	16,559,841
Abstain:	10,211,183
Broker non-votes:	122,009,085

4.	Approval of the adoption of The Bank of New York Mellon Corporation’s Executive Incentive Compensation Plan (approved by a majority of votes cast):

For:	886,555,312
Against:	70,436,024
Abstain:	13,140,918
Broker non-votes:	-

The Bank of New York Mellon Corporation    97

Part II - Other Information. (continued)

5.	Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2008 (approved by a majority of votes cast):

For:	950,456,524
Against:	9,726,796
Abstain:	9,948,939
Broker non-votes:	-

6.	Approval of stockholder proposal requesting cumulative voting in the election of directors (not approved by a majority of votes cast):

For:	317,536,697
Against:	517,987,118
Abstain:	12,593,758
Broker non-votes:	122,014,685

7.	Approval of stockholder proposal with respect to a stockholder vote on an advisory resolution to ratify the compensation of the named executives (not approved by a majority of votes cast):

For:	365,962,459
Against:	425,795,236
Abstain:	56,365,480
Broker non-votes:	122,009,083

Abstentions and broker non-votes are not counted as votes cast.

Item 6. Exhibits.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors.

Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007, incorporated by reference to Exhibit 3.2 to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, as filed with the Commission on Aug. 8, 2007.

4.1	None of the instruments defining the rights of holders of long-term debt of The Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of The Company as of June 30, 2008. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

98    The Bank of New York Mellon Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 8, 2008	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

The Bank of New York Mellon Corporation    99

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (“The Company”).	Previously filed as Exhibit 2.1 to The Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to The Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, (File No. 000-52710) as filed with the Commission on Aug. 8, 2007.

4.1	None of the instruments defining the rights of holders of long-term debt of The Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of The Company as of June 30, 2008. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Filed herewith.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

100    The Bank of New York Mellon Corporation