Form 10-Q
period 2008-09-30
Bank of New York Mellon CORP
filed 2008-11-07
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No    ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2008
Common Stock, $0.01 par value	1,147,566,554

THE BANK OF NEW YORK MELLON CORPORATION

THIRD QUARTER 2008 FORM 10-Q

Page No.

Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk.
General	4
Overview	4
Impact of the market disruption on our business	7
Fee and other revenue	11
Net interest revenue	14
Average balances and interest rates	15
Noninterest expense	17
Income taxes	18
Credit loss provision and net charge-offs	19
Business segments review	19
Critical accounting estimates	39
Consolidated balance sheet review	42
Support agreements	51
Liquidity and dividends	52
Capital	54
Trading activities	57
Foreign exchange and other trading	59
Asset/liability management	59
Off-balance-sheet financial instruments	60
Supplemental information – Explanation of non-GAAP financial measures	60
Recent accounting developments	63
Government monetary policies and competition	65
Website information	65

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	66
Consolidated Balance Sheet (unaudited)	68
Consolidated Statement of Cash Flows (unaudited)	69
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)	70

Notes to Consolidated Financial Statements	71

Item 1A. Risk Factors	92

Item 4. Controls and Procedures	94

Forward-looking Statements	95

Part II – Other Information

Item 1. Legal Proceedings	96

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 6. Exhibits	98

Signature	100

Index to Exhibits	101

Consolidated Financial Highlights (unaudited)

The Bank of New York Mellon Corporation

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted; common shares in thousands)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007 (a)

Reported results
Net income	$303	$309	$640	$1,358	$1,519
Basic EPS	0.27	0.27	0.57	1.19	1.78
Diluted EPS	0.26	0.27	0.56	1.18	1.76
Continuing operations:
Fee and other revenue	$2,923	$2,982	$2,931	$8,885	$5,986
Net interest revenue	703	411	669	1,881	1,548

Total revenue	$3,626	$3,393	$3,600	$10,766	$7,534
Income from continuing operations	$305	$302	$642	$1,356	$1,527
EPS from continuing operations:
Basic	$0.27	$0.27	$0.57	$1.19	$1.79
Diluted	0.26	0.26	0.56	1.18	1.77
Diluted excluding merger and integration (“M&I”) expenses and SILO/LILO/tax settlements (b)	0.35	0.67	0.67	1.73	1.96
Diluted excluding M&I expenses, SILO/LILO/tax settlements and support agreement charges (b)	0.72	0.67	0.67	2.11	1.96
Diluted excluding M&I expenses, SILO/LILO/tax settlements, support agreement charges and intangible amortization (b)	0.79	0.74	0.75	2.31	2.10
Return on tangible common equity (annualized)	19.0%	18.5%	33.2%	25.0%	28.4%
Return on tangible common equity excluding M&I expenses, SILO/LILO/tax settlements and support agreement charges (annualized) (b)	45.5%	41.2%	39.0%	42.0%	31.3%
Return on common equity (annualized)	4.3%	4.3%	8.9%	6.3%	11.8%
Return on common equity excluding M&I expenses, intangible amortization, SILO/LILO/tax settlements and support agreement charges (annualized) (b)	12.9%	11.9%	11.8%	12.4%	14.1%
Fee and other revenue as a percentage of total revenue (FTE) (c)	81%	88%	81%	82%	79%
Annualized fee revenue per employee (based on average headcount) (in thousands)	$285	$294	$291	$289	$279
Non-U.S. percent of revenue (excluding the SILO/LILO charges) (FTE)	34%	35%	30%	34%	31%
Pre-tax operating margin (FTE)	8%	18%	25%	19%	29%
Pre-tax operating margin (FTE) excluding M&I expenses, intangible amortization, SILO/LILO/tax settlements and support agreement charges (b)	36%	34%	35%	35%	36%
Net interest revenue (FTE)	$708	$415	$674	$1,896	$1,557
Net interest margin (FTE) (c)	1.96%	1.16%	2.02%	1.65%	2.05%
Assets under management (in billions)	$1,067	$1,113	$1,106	$1,067	$1,106
Assets under custody and administration (in trillions)	$22.4	$23.0	$22.7	$22.4	$22.7
Equity securities	28%	25%	33%	28%	33%
Fixed income securities	72%	75%	67%	72%	67%
Cross-border assets (in trillions)	$8.9	$10.3	$9.6	$8.9	$9.6
Market value of securities on loan (in billions)	$470	$588	$663	$470	$663
Average common shares and equivalents outstanding (in thousands):
Basic	1,143,445	1,135,153	1,128,734	1,141,424	852,223
Diluted	1,151,469	1,146,886	1,141,145	1,152,444	862,877

2    The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)	(continued)

The Bank of New York Mellon Corporation

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts and	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
unless otherwise noted; common shares in thousands )	2008	2008	2007	2008	2007 (a)

Capital ratios
Tier I capital ratio	9.34%	9.33%	9.12%	9.34%	9.12%
Total (Tier I plus Tier II capital ratio)	12.84%	12.90%	13.05%	12.84%	13.05%
Tangible common equity to assets ratio (d) (e)	3.88%	4.62%	5.60%	3.88%	5.60%
Tangible common equity to average assets ratio (d) (e)	4.41%	4.76%	5.61%	4.36%	8.13%

Return on average assets (annualized)	0.61%	0.62%	1.39%	0.91%	1.53%

Selected average balances
Interest-earning assets	$144,290	$144,255	$133,521	$144,554	$101,251
Total assets	$198,827	$195,997	$183,828	$198,539	$133,699
Interest-bearing deposits	$86,853	$94,785	$80,870	$91,489	$59,582
Noninterest-bearing deposits	$33,462	$24,822	$26,466	$28,194	$18,944
Shareholders’ equity	$27,996	$28,507	$28,669	$28,682	$17,234

Other
Employees	43,200	43,100	40,600	43,200	40,600
Dividends per share	$0.24	$0.24	$0.24	$0.72	$0.71
Dividend yield (annualized)	2.9%	2.5%	2.2%	2.9%	2.2%
Closing common stock price per share	$32.58	$37.83	$44.14	$32.58	$44.14
Market capitalization	$37,388	$43,356	$50,266	$37,388	$50,266

Book value per common share	$23.97	$24.93	$25.43	$23.97	$25.43
Tangible book value per common share	$6.65	$7.19	$7.95	$6.65	$7.95
Period-end shares outstanding (in thousands)	1,147,567	1,146,070	1,138,682	1,147,567	1,138,682

(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	See Supplemental information – Explanation of non-GAAP financial measures.
(c)	Excluding the SILO/LILO charges: fee and other revenue as a percentage of total revenue (FTE) was 78% in the third quarter of 2008, 79% in the second quarter of 2008 and 79% in the first nine months of 2008; and the net interest margin was 2.27% in the third quarter of 2008, 2.21% in the second quarter of 2008 and 2.21% in the first nine months of 2008.
(d)	Common equity less goodwill and intangible assets plus the benefit of the deferred tax liability associated with non-tax deductible intangible assets of $1.91 billion, $1.96 billion, $1.95 billion, $1.91 billion and $1.95 billion, respectively, and the deferred tax liability associated with tax deductible goodwill of $577 million, $548 million, $468 million, $577 million and $468 million, respectively, divided by total assets less goodwill and intangible assets. Total assets were $268 billion at Sept. 30, 2008, compared with $201 billion at June 30, 2008 and $184 billion at Sept. 30, 2007.
(e)	At Sept. 30, 2008, total and average assets were adjusted for the deposits placed with the Federal Reserve of $37.9 billion and other short-term investments - U.S. government-backed commercial paper of $10.9 billion. The average impact of these assets was $3.5 billion in the third quarter of 2008 and $320 million for the nine months of 2008. Both of these sets of assets are assigned a zero risk-weighting by bank regulators.

The Bank of New York Mellon Corporation    3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” the “Company,” and similar terms for periods prior to July 1, 2007 refer to The Bank of New York Company, Inc. and references to “our,” “we,” “us,” the “Company,” and similar terms for periods on or after July 1, 2007 refer to The Bank of New York Mellon Corporation.

Certain business terms used in this document are defined in the glossary included in our 2007 Annual Report on Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the sections entitled “Forward-looking Statements” and “Risk Factors”.

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

Certain amounts are presented on a fully taxable equivalent (FTE) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. In addition, results for 2008 reflect The Bank of New York Mellon Corporation. Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

In the first quarter of 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”) and SFAS No. 159 Fair Value Option (“SFAS 159”). For a discussion of SFAS 157 and SFAS 159, see Note 12 and Note 13 in the Notes to Consolidated Financial Statements.

Overview

The Bank of New York Mellon Corporation (NYSE symbol: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset management and securities servicing and be recognized for our broad and deep capabilities, superior service and consistent outperformance versus peers. We have a long tradition of collaborating with clients to deliver innovative solutions through our core competencies: asset and wealth management, securities servicing and treasury services. Our extensive global client base includes a broad range of leading financial institutions, corporations, government entities, endowments/foundations and high-net-worth individuals.

The Company’s businesses benefit from the global growth in financial assets. We seek to deploy capital effectively to our businesses, to accelerate their long-term growth and deliver top-tier returns to our shareholders. Our long-term financial goals are focused on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of this strategy include: providing superior client service versus peers (as measured through independent surveys); strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); competitive margins; and positive operating leverage.

4    The Bank of New York Mellon Corporation

Based on the growth opportunities in our businesses, we expect that an increasing percentage of our revenue and income will be derived outside the U.S.

As to measurements of efficiency, over time we expect to increase both our level of fee revenue per employee and maintain competitive pre-tax margins.

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

•	Many of our products complement one another.
•	We are able to leverage sales, distribution and technology across our businesses, benefiting our clients and shareholders.
•	The revenue generated by our businesses is principally fee-based.
•	Our businesses, relative to traditional banks, generally do not require as much capital for growth.

We pursue our long-term financial goals by focusing on organic revenue growth, expense management, superior client service, successful integration of acquisitions and disciplined capital management.

We are a leading provider of financial services for institutions, corporations and high-net-worth individuals, providing superior asset and wealth management, asset servicing, issuer services, clearing services and treasury services through a worldwide client-focused team. At Sept. 30, 2008, we had $22.4 trillion in assets under custody and administration, approximately $1.1 trillion in assets under management and service approximately $12 trillion in outstanding debt.

Strategic actions impacting third quarter 2008 and year-to-date 2008 financial results

•	In the second quarter of 2008, we sold Mellon 1st Business Bank, N. A. (“M1BB”). This sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively.
•

In the first quarter of 2008, we acquired ARX Capital Management (“ARX”), a leading Brazilian asset management business. We also sold the B-Trade and G-Trade execution businesses. These businesses have historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis.

•

In the fourth quarter of 2007, we completed the acquisition of the remaining 50% interest in ABN AMRO Mellon Global Securities Services B.V. (now known as BNY Mellon Asset Servicing, B.V.) and we consolidated the assets of our bank-sponsored conduit, Three Rivers Funding Corporation (“TRFC”).

•

On July 1, 2007, The Bank of New York Company, Inc. (“The Bank of New York”) and Mellon Financial Corporation (“Mellon Financial”) merged into The Bank of New York Mellon Corporation (together with its consolidated subsidiaries, the “Company”), with the Company being the surviving entity.

Highlights of third quarter 2008 results

We reported third quarter net income of $303 million, and diluted earnings per share of $0.26, and income from continuing operations of $305 million and diluted earnings per share of $0.26. This compares to net income of $640 million, or $0.56 per share, and income from continuing operations of $642 million, or $0.56 per share, in the third quarter of 2007 and net income of $309 million, or $0.27 per share, and income from continuing operations of $302 million, or $0.26 per share, in the second quarter of 2008. The third quarter of 2008 included: a charge relating to support agreements (described below) of $726 million (pre-tax), or $0.37 per share; a charge relating to certain structured lease transactions (“SILOs/LILOs”) of $112 million (pre-tax) as well as the settlement of several audit cycles, with a combined impact of $0.03 per share; and M&I expenses of $111 million (pre-tax), or $0.06 per share. The third quarter of 2007 included M&I expenses of $218 million (pre-tax), or $0.11 per share. The second quarter of 2008 included a charge relating to SILOs of $377 million (pre-tax), or $0.33 per share, as well as M&I expenses of $149 million (pre-tax), or $0.08 per share. Excluding these amounts, earnings per share from continuing operations were $0.72 in the third quarter of 2008, $0.67 in the third quarter of 2007 and $0.67 in the second quarter of 2008.

The Bank of New York Mellon Corporation    5

Adjusting for the impact of the charge for the support agreements, the SILO/LILO/tax settlement, M&I expenses and intangible amortization ($120 million pre-tax), diluted earnings per share for the third quarter of 2008 were $0.79, which compares to $0.75 a year ago and $0.74 sequentially. See Supplemental information - Explanation of non-GAAP financial measures.

The results for the third quarter of 2008 included net pre-tax costs associated with the write-down of certain investments in our securities portfolio of $162 million compared with write-downs of $9 million in the third quarter of 2007 and $152 million in the second quarter of 2008.

Performance highlights for the third quarter of 2008 included:

•

Assets under management totaled $1.07 trillion at Sept. 30, 2008 compared with $1.11 trillion at Sept. 30, 2007. The decrease resulted from market depreciation and the impact of a stronger U.S. dollar, partially offset by net positive flows. Assets under custody and administration totaled $22.4 trillion at Sept. 30, 2008 compared with $22.7 trillion at Sept. 30, 2007 as the benefit of new business conversions was offset by weaker market values and the impact of a stronger U.S. dollar.

•

Asset and wealth management fees totaled $792 million in the third quarter of 2008 compared with $854 million in the third quarter of 2007. The decrease reflects global weakness in market values and net long-term outflows, partially offset by inflows of money market assets.

•

Asset servicing revenue totaled $803 million in the third quarter of 2008 compared with $720 million in the third quarter of 2007. The increase was primarily due to higher securities lending revenue, net new business and the fourth quarter 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V.

•

Issuer services revenue totaled $477 million in the third quarter of 2008 compared with $436 million in the third quarter of 2007. The increase primarily reflects growth in Depositary Receipts, Corporate Trust and Shareowner Services fees.

•	Clearing and execution services fees totaled $262 million compared with $304 million in the third quarter of 2007. The decrease primarily reflects the sale of the B-Trade and
G-Trade execution businesses in the first quarter of 2008, partially offset by growth in trading activity along with continued growth in money market mutual fund fees.
•

Foreign exchange and other trading activities revenue totaled a record $385 million in the third quarter of 2008 compared with $238 million in the third quarter of 2007. The increase primarily reflects the benefit of increased market volatility and higher client volumes.

•

Securities losses totaled $162 million in the third quarter of 2008 compared with a loss of $9 million in the third quarter of 2007. The loss in the third quarter of 2008 included a $29 million loss related to Alt-A securities, a $42 million loss related to asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”), a $12 million loss related to prime mortgage securities, a $12 million loss related to subprime mortgage securities, a $10 million loss related to securities backed by home equity lines of credit (“HELOC”) and $57 million of losses related to structured investment vehicles (“SIVs”) and other securities.

•

In the third quarter of 2008, we settled several prior tax audit cycles. As part of the tax settlements, we also accepted the Internal Revenue Service (“IRS”) uniform SILO/LILO settlement offer announced on Aug. 6, 2008, resulting in a pre-tax charge of $112 million. The combined after-tax charge of these settlements was $30 million. In the second quarter of 2008, we recorded a $380 million after-tax charge related to the SILO transactions covered by this settlement.

•

Net interest revenue totaled $703 million in the third quarter of 2008 compared with $669 million in the third quarter of 2007. The increase was primarily due to wider spreads on investment securities and a higher level of average interest-earning assets, partially offset by the SILO/LILO charges recorded in the third quarter of 2008.

•

Noninterest expense totaled $3.3 billion in the third quarter of 2008 compared with $2.7 billion in the third quarter of 2007. The increase resulted from the support agreement charges described below ($726 million), the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., and higher professional, legal and other purchased services. These increases were partially offset by lower M&I expenses, the benefit of merger-related expense

6    The Bank of New York Mellon Corporation

synergies generated in the third quarter of 2008, lower compensation incentives and the sale of the B-Trade and G-Trade execution businesses to BNY ConvergEx Group, LLC (“BNY ConvergEx”) in the first quarter of 2008.

•	The unrealized net of tax loss on our securities portfolio was $2.8 billion at Sept. 30, 2008 compared with $1.8 billion at June 30, 2008. The increase primarily resulted from wider credit spreads.
•

The Tier I capital ratio at Sept. 30, 2008 was 9.34% compared with 9.32% at Dec. 31, 2007. The Company had total assets of $268 billion at Sept. 30, 2008 compared with $198 billion at Dec. 31, 2007. The increase in total assets reflects the record level of client deposits generated by the market turmoil that began in mid-September 2008. Noninterest-bearing deposits were $82 billion at Sept. 30, 2008 compared with $32 billion at Dec. 31, 2007. At Sept. 30, 2008, we maintained a highly liquid balance sheet by placing an increased level of deposits with the Federal Reserve and in overnight deposits with large global banks.

Impact of the market disruption on our business

The recent events in the global markets could have a significant impact on our results of operation. The following discusses the areas of our business that are likely to be impacted by the current market environment, as well as recent events that impact the Company.

Impact on our business

Recent market volatility associated with the performance of global equity indices and the disruption in the fixed income securities market, continue to impact our Asset and Wealth Management and Securities Servicing businesses.

Our Asset and Wealth Management businesses have been negatively impacted by global weakness in market values. Over the twelve-month period ended Sept. 30, 2008, the S&P 500 and the MSCI EAFE indices declined 24% and 32%, respectively, resulting in lower performance fees, a decline in investment income related to seed capital investments as well as lower asset and wealth management fee revenue as lower market values offset the impact of new business wins.

In contrast, current market conditions have favorably impacted our processing and capital markets related fees in our Securities Servicing businesses, as well as our net interest revenue. Market volatility has resulted in an increased volume of activity impacting foreign exchange and clearing and has led to a widening of spreads associated with securities lending, foreign exchange and net interest revenue. A lower risk appetite by investors and our institutional clients has led to an increase in deposit levels. It is uncertain how long we will continue to benefit from increased volatility, volumes and deposit levels.

The ongoing disruption in the fixed income securities market has resulted in additional impairment charges, as well as an increase in unrealized securities losses. In addition, market conditions have resulted in a reduction in the volume in new fixed income securities issuances, which has impacted the level of new business in our Corporate Trust business. However, the disruption has also resulted in new product opportunities.

Support Agreements

During the third quarter of 2008, the Company elected to support its clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, impacted by the Lehman Brothers Holdings, Inc. (“Lehman”) bankruptcy. The support agreements relate to five commingled cash funds used primarily for overnight custody cash sweeps, four Dreyfus money market funds and various securities lending customers.

These voluntary agreements are in addition to agreements that existed at June 30, 2008 covering SIV exposure in two short-term net asset value funds and the support agreements covering securities related to Whistle Jacket Capital/White Pine Financial, LLC to a commingled short-term net asset value fund. During the third quarter of 2008, we also offered to support certain clients holding auction rate securities in the Wealth Management and Treasury Services segments. These actions resulted in a $726 million pre-tax, or $0.37 per share, charge recorded in the third quarter of 2008. See page 53 for further information on support agreements.

The Bank of New York Mellon Corporation    7

Asset-backed commercial paper liquidity facility program

In September 2008, the Federal Reserve announced an Asset Backed Commercial Paper (“ABCP”) Money Market Mutual Fund (“MMMF”) Liquidity Facility program (the “ABCP Program”).

Eligible borrowers under the ABCP Program include all U.S. depository institutions, U.S. bank holding companies, U.S. branches and agencies of foreign banks and broker-dealers. Eligible borrowers may borrow funds under the ABCP Program in order to fund the purchase of eligible ABCP from an MMMF. The MMMF must be a fund that qualifies as a money market mutual fund under Rule 2a-7 of The Investment Company Act of 1940, as amended (the “‘40 Act”). ABCP used for collateral in the ABCP Program must be rated no lower than A1, F1 or P1, U.S. dollar denominated and from a U.S. issuer. The ABCP Program, which began on Sept. 19, 2008, is currently scheduled to run through Jan. 30, 2009.

Borrowings under the ABCP Program are non-recourse. Further, the ABCP pledged under the ABCP Program receives a 0% risk weight for risk-based capital purposes and is excluded from average total consolidated assets for leverage capital purposes.

Subsidiaries of the Company purchased ABCP under the ABCP Program from MMMFs managed by the Company’s subsidiaries, as well as funds managed by third parties. At Sept. 30, 2008, we held $10.9 billion of assets and liabilities under the ABCP Program. The ABCP Program increased average assets by $1.0 billion in the third quarter of 2008. These assets are recorded on the balance sheet as other short-term investments – U.S. government-backed commercial paper. The liabilities are recorded as Borrowings from Federal Reserve related to asset-backed commercial paper.

Temporary Guarantee Program for Money Market Mutual Funds

In late September 2008, the U.S. Treasury Department opened its Temporary Guarantee Program for Money Market Mutual Funds (the “Temporary Guarantee Program”). The U.S. Treasury will guarantee the share price of any publicly-offered eligible money market fund that applies for and pays a fee to participate in the Temporary Guarantee Program. All money market funds that are structured within the confines of Rule 2a-7 of the ‘40 Act, maintain a stable share price of $1.00, are publicly offered and are registered with the Securities and Exchange Commission are eligible to participate in the Temporary Guarantee Program.

The Temporary Guarantee Program provides coverage to shareholders for amounts that they held in participating money market funds at the close of business on Sept. 19, 2008. The guarantee will be triggered if the market value of assets held in a participating fund falls below $0.995, the fund’s sponsor chooses not to maintain the $1.00 share price, and the fund’s board determines to liquidate the fund. The Temporary Guarantee Program is designed to address temporary dislocations in credit markets and will run through Dec. 18, 2008, after which the Secretary of the Treasury will review the need and terms for extending the Temporary Guarantee Program. If extended, it may be extended only up to Sept. 18, 2009, and continued insurance protection is contingent upon funds renewing their coverage and paying any additional required fee.

Each Dreyfus and BNY Mellon Funds Trust money market fund has entered into a Guarantee Agreement with the Department of the Treasury, which permits these funds to participate in the Treasury’s Temporary Guarantee Program for Money Market Mutual Funds.

U.S. Treasury program – investment in U.S. financial institutions

On Oct. 14, 2008, the U.S. government announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) authorized under the Emergency Economic Stabilization Act (“EESA”). The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Initially, nine large financial institutions agreed to participate in the program. On Oct. 14, 2008, the Company announced that it would be part of the initial group of nine institutions in which the U.S. Treasury would purchase an equity stake. The Company agreed to issue and sell to the U.S. Treasury preferred stock and a warrant to purchase shares of common stock in accordance with the terms of the CPP for an aggregate purchase price of $3 billion. As a result, on Oct. 28, 2008, we issued $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and a warrant, as described below, to the U.S. Treasury. The Series B preferred stock will pay cumulative dividends at a rate

8    The Bank of New York Mellon Corporation

of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on March 20, June 20, Sept. 20 and Dec. 20 of each year. The Series B preferred stock can only be redeemed within the first three years with the proceeds of at least $750 million from one or more qualified equity offerings. After Dec. 20, 2011, the Series B preferred stock may be redeemed, in whole or in part, at any time at our option, at a price equal to 100% of the issue price plus any accrued and unpaid interest. Redemption of the Series B preferred stock at any time will be subject to the prior approval of the Federal Reserve.

Issuance of the Series B preferred shares places restrictions on our common stock dividend and repurchases of common stock. Prior to the the earlier of (i) the third anniversary of the closing date or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to:

•	Pay any dividend on our common stock other than regular quarterly dividends of not more than our current quarterly dividend of $0.24 per share; or
•

Redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company or any trust preferred securities issued by the Company or any affiliate except in connection with (i) any benefit plan in the ordinary course of business consistent with past practice; (ii) market-making, stabilization or customer facilitation transactions in the ordinary course or; (iii) acquisitions by the Company as trustees or custodians.

In addition, until such time as the U.S. Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Oct. 28, 2008 closing or exercise of the warrant described below, the Company must ensure that its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including so-called golden parachute, severance and employment agreements (collectively, “Benefit Plans”) with respect to its senior executive officers (as defined in the EESA and regulations thereunder) comply with Section 111(b) of the EESA as implemented by any guidance and regulations issued and in effect on Oct. 28, 2008.

The Series B preferred stock qualifies as Tier I capital. Including the Series B preferred stock, the Tier I capital ratio at Sept. 30, 2008 would have been approximately 12%.

In connection with the issuance of the Series B preferred stock, we issued a warrant to purchase 14,516,129 shares of our common stock to the U.S. Treasury. The warrant has a 10-year term and an exercise price of $31.00 per share. The warrant is immediately exercisable, in whole or in part. Exercise must be on a cashless basis unless the Company agrees to a cash exercise. However, the U.S. Treasury has agreed that it will not transfer or exercise the warrant for more than 50% of the shares covered until the earlier of (i) the date on which we receive aggregate gross proceeds of not less than $3 billion from one or more qualified equity offerings, and (ii) Dec. 31, 2009. If the Company completes one or more qualified equity offerings on or prior to Dec. 31, 2009 that results in the Company receiving aggregate gross proceeds of not less than $3 billion, the number of shares of common stock originally covered by the warrant will be reduced by one-half. The U.S. Treasury will not exercise voting power associated with any shares underlying the warrant. The warrant will be classified as permanent equity under GAAP.

The issuance of the Series B preferred stock is expected to reduce fully diluted earnings per share by approximately $0.02 in the fourth quarter of 2008 and approximately $0.10 in 2009.

FDIC Temporary Liquidity Guarantee Program

On Oct. 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This new program will:

•

Guarantee certain types of senior unsecured debt issued by most U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and the earlier of (i) June 30, 2009 and (if applicable) (ii) the date the FDIC-insured bank elects not to participate in the program – a decision that must be made no later than Dec. 5, 2008, including promissory notes, commercial paper and any unsecured portion of secured debt. Prepayment of debt not guaranteed by the FDIC and replacement with FDIC-guaranteed debt will not be allowed. The amount of debt covered by the guarantee may not exceed 125 percent of the par value of the issuing entity’s senior unsecured

The Bank of New York Mellon Corporation    9

debt, excluding debt extended to affiliates or institution-affiliated parties, outstanding as of Sept. 30, 2008, that was scheduled to mature before June 30, 2009. For eligible senior unsecured debt, an annualized fee will be paid to the FDIC equal to 75 basis points multiplied by the amount of debt guaranteed under this program. For FDIC-guaranteed debt issued on or before June 30, 2009, the guarantee will terminate on the earlier of the maturity of the debt or June 30, 2012.

•

Provide full FDIC deposit insurance coverage for funds held by FDIC-insured banks in non-interest-bearing transaction deposit accounts at FDIC-insured depositary institutions until Dec. 31, 2009. For such accounts, a 10 basis point surcharge on the institution’s current assessment rate will be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000.

The FDIC published for comment an Interim Rule Implementing the Temporary Liquidity Guarantee Program in the Federal Register on Oct. 29, 2008. The comment period ends on Nov. 13, 2008.

Money Market Investor Funding Facility

On Oct. 21, 2008, the Federal Reserve announced the creation of the Money Market Investor Funding Facility (“MMIFF”), which will support a private-sector initiative designed to provide liquidity to U.S. money market investors.

Under the MMIFF, the Federal Reserve Bank of New York will provide senior secured financing to a series of special purpose vehicles (“SPVs”) that will purchase high-quality money market instruments maturing in 90 days or less from U.S. money market funds. Eligible assets will include U.S. dollar-denominated certificates of deposit and commercial paper issued by highly rated financial institutions and having remaining maturities of 90 days or less. Eligible investors will include U.S. money market mutual funds and over time may include other U.S. money market investors.

The Federal Reserve Board will make an additional announcement when the start date of the MMIFF has been determined. The SPVs may begin purchasing eligible assets once the start date is known and will cease purchasing assets on April 30, 2009, unless the Federal Reserve Board extends the MMIFF.

The Company’s affiliated money market mutual funds may participate in this facility once it commences.

BNY Mellon chosen to assist the U.S. Department of the Treasury

In October 2008, the Company was selected by the U.S. Department of the Treasury as the sole provider of a broad range of custodial and trustee services to support the government’s TARP Program.

The U.S. Treasury Department has hired us to provide the accounting of record for its portfolio, hold all cash and assets in the portfolio, provide for pricing and asset valuation services and assist with other related services. We will serve as auction manager and conduct reverse auctions for the troubled assets.

Our support will be administered through our Corporate Trust and Asset Servicing businesses.

10    The Bank of New York Mellon Corporation

Fee and other revenue

Fee and other revenue										YTD08
						3Q08 vs.		Year-to-date		vs.
(dollars in millions unless otherwise noted)	3Q08		2Q08		3Q07	3Q07	2Q08	2008	2007 (a)	YTD07

Securities servicing fees:
Asset servicing	$803		$864		$720	12%	(7)%	$2,566	$1,540	67%
Issuer services	477		444		436	9	7	1,297	1,122	16
Clearing and execution services	262		270		304	(14)	(3)	799	877	(9)

Total securities servicing fees	1,542		1,578		1,460	6	(2)	4,662	3,539	32
Asset and wealth management fees	792		844		854	(7)	(6)	2,478	1,173	111
Performance fees	3		16		(3)	N/M	N/M	39	32	22
Foreign exchange and other trading activities	385		308		238	62	25	952	482	98
Treasury services	130		130		122	7	-	384	227	69
Distribution and servicing	107		110		95	13	(3)	315	99	218
Financing-related fees	45		50		51	(12)	(10)	143	164	(13)
Investment income	17		45		22	(23)	(62)	85	97	(12)
Other	64		53		101	(37)	21	214	182	18

Total fee revenue (non-FTE)	3,085		3,134		2,940	5	(2)	9,272	5,995	55
Securities gains (losses)	(162)		(152)		(9)	N/M	N/M	(387)	(9)	N/M

Total fee and other revenue (non-FTE)	$2,923		$2,982		$2,931	-%	(2)%	$8,885	$5,986	48%

Fee and other revenue as a percentage of total revenue (FTE)	81	% (b)	88	% (b)	81%			82%	79%

Market value of assets under management at period-end (in billions)	$1,067		$1,113		$1,106	(4)%	(4)%	$1,067	$1,106	(4)%
Market value of assets under custody or administration at period-end (in trillions)	$22.4		$23.0		$22.7	(1)%	(3)%	$22.4	$22.7	(1)%

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Excluding the SILO/LILO charges of $112 million recorded in the third quarter of 2008 and $377 million of SILO charges recorded in the second quarter of 2008, fee and other revenue as a percentage of total revenue (FTE) was 78% in the third quarter of 2008, 79% in the second quarter of 2008 and 79% in the first nine months of 2008.

N/M – Not meaningful.

Fee and other revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue increased $145 million versus the year-ago quarter primarily due to an increase in foreign exchange and other trading activities, securities lending revenue (included in asset servicing) and new business, partially offset by a decrease in asset and wealth management fees, clearing and execution services fees and other revenue. Sequentially, fee revenue decreased $49 million reflecting lower asset and wealth management fees and investment income, as well as normal seasonal decreases in securities lending revenue and clearing and execution services fees. These decreases were partially offset by higher foreign exchange and other trading activities revenue and increased corporate actions in our Depositary Receipts business.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the third quarter of 2007:

•	higher securities lending revenue, strong new business activity and the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. in the fourth quarter of 2007;
•	growth in Depositary Receipts, Corporate Trust and Shareowner Services fees; and
•	a decrease in clearing and execution services resulting from the sale of the execution businesses in the first quarter of 2008.

Securities servicing fees were down sequentially reflecting seasonal decreases in securities lending revenue and clearing and execution services fees, partially offset by increases in Depositary Receipts, Corporate Trust and Shareowner Services fees. See

The Bank of New York Mellon Corporation    11

the “Institutional Services Sector” in “Business segments review” for additional details.

Asset and wealth management fees

Asset and wealth management fees decreased from the third quarter of 2007, and sequentially, as net new business was more than offset by global weakness in market values. See the “Asset and Wealth Management Sector” in “Business segments review” for additional details regarding the drivers of asset and wealth management fees.

Total assets under management for the Asset and Wealth Management sector were $1.07 trillion at Sept. 30, 2008, compared with $1.11 trillion at Sept. 30, 2007 and $1.11 trillion at June 30, 2008. The decrease compared with both prior periods resulted from market depreciation, the impact of a stronger U.S. dollar and long-term outflows, partially offset by strong money market inflows.

Performance fees

Performance fees, which are reported in the Asset Management segment, are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees. Performance fees increased $6 million compared with the third quarter of 2007 and decreased $13 million compared with the second quarter of 2008. The decrease compared with the second quarter of 2008 was primarily due to a lower level of fees generated from certain equity and alternative strategies.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is reported primarily in the Asset Servicing segment, increased by $147 million, or 62%, to a record $385 million compared with the third quarter of 2007, and increased 25% (unannualized) compared with the second quarter of 2008. The increases compared to both periods reflect the benefit of increased volatility and higher client volumes, as well as the higher value of the credit default swap book (used to economically hedge certain loan exposures).

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $8 million from the third quarter of 2007 reflecting higher processing volumes in global payment and cash management.

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

The $12 million increase in distribution and servicing fee revenue in the third quarter of 2008 compared with the third quarter of 2007 primarily reflects money market inflows. The $3 million decrease compared with the second quarter of 2008 reflects a high level of redemptions in certain international funds in the second quarter of 2008, primarily offset by money market inflows. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their costs for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased $6 million from the third quarter of 2007 and $5 million sequentially. The decrease from both periods reflects lower leveraged loan portfolio fees and lower credit-related activities consistent with our strategic direction.

Investment income

Investment income, which is primarily reported in the Other and Asset Management segments, includes the gains and losses on private equity investments

12    The Bank of New York Mellon Corporation

and seed capital investments, income from insurance contracts, and lease residual gains and losses. The decrease from both periods resulted primarily from the change in market value of seed capital investments associated with our Asset Management business. Seed capital revenue was a loss of $29 million in the third quarter of 2008 compared with revenue of $3 million in the second quarter of 2008 and a loss of $32 million in the third quarter of 2007. Revenue from insurance contracts was $37 million in the third quarter of 2008 compared with $39 million in the second quarter of 2008 and $35 million in the third quarter of 2007. Private equity investment income was $8 million in the third quarter of 2008, up from $3 million in the second quarter of 2008 and down from $17 million in the third quarter of 2007.

Other revenue

Other revenue is comprised of asset-related gains, foreign currency translation gains, equity investment income, expense reimbursements from joint ventures, merchant card fees, net economic value payments and other transactions. Asset-related gains include loan, real estate dispositions and other assets. Equity investment income primarily reflects our proportionate share of the income from our investment in Wing Hang Bank Limited. Expense reimbursements from joint ventures relate to expenses incurred by the Company on behalf of joint ventures. Other transactions primarily include low income housing, other investments and various miscellaneous revenues.

Other revenue decreased compared to the third quarter of 2007 reflecting the 3Q07 settlement received for the early termination of a contract associated with the clearing business ($28 million) and lower expense reimbursements related to the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., partially offset by higher asset-related gains. The breakdown of other revenue categories is shown in the following table:

Other revenue				Year-to-date
(in millions)	3Q08	2Q08	3Q07	2008	2007 (a)
Asset-related gains (losses)	$24	$23	$(5)	$93	$4
Foreign currency translation gains	19	4	5	36	6
Equity investment income	9	13	13	34	38
Expense reimbursements from joint ventures	9	8	31	26	31
Merchant card fees	1	3	15	10	15
Net economic value payments	-	-	3	2	40
Other	2	2	39	13	48
Total other revenue	$64	$53	$101	$214	$182
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

Securities gains (losses)

Securities losses totaled $162 million in the third quarter of 2008 compared to losses of $9 million in the third quarter of 2007 and losses of $152 million in the second quarter of 2008. The losses in the third quarter of 2008 primarily resulted from write-downs related to various securities, including ABS CDOs ($42 million), Alt-A securities ($29 million), prime mortgage securities ($12 million), subprime mortgage securities ($12 million), HELOC securities ($10 million), and other securities ($57 million). The losses in the second quarter of 2008 primarily reflected write-downs related to Alt-A securities ($72 million), ABS CDOs ($50 million) and HELOC securities ($30 million). See the “Consolidated Balance Sheet Review” for further information on the investment securities portfolio.

Year-to-date 2008 compared with year-to-date 2007

Fee revenue for the first nine months of 2008 totaled $9.3 billion, an increase of 55% compared with the first nine months of 2007. This increase primarily reflects the merger with Mellon Financial, higher securities servicing fees and foreign exchange and other trading activities. The increase in securities servicing fees reflects strong securities lending revenue and strong new business activity, partially offset by lower clearing and execution services revenue as a result of the sale of the B-Trade and G-Trade execution businesses. Foreign exchange and other trading activities increased primarily due to the merger with Mellon Financial, the benefit of significant increases in currency volatility as well as higher client volumes.

The Bank of New York Mellon Corporation    13

Securities losses of $387 million in the first nine months of 2008 primarily reflect the previously-mentioned losses in the second and third quarters of 2008.

Net interest revenue

Net interest revenue											YTD08 vs. YTD07
				3Q08 vs.				Year-to-date
(dollar amounts in millions)	3Q08	2Q08	3Q07	3Q07		2Q08		2008	2007	(a)

Net interest revenue (non-FTE)	$703	$411	$669	5%		N/M	%	$1,881	$1,548		22%
Tax equivalent adjustment	5	4	5	N/M		N/M		15	9		N/M

Net interest revenue (FTE)	708	415	674	5		N/M		1,896	1,557		22
SILO/LILO charges	112	377	-	N/M		N/M		489	-		N/M

Net interest revenue (FTE) - non-GAAP	$820	$792	$674	22%		4%		$2,385	$1,557		53%

Net interest margin (FTE)	1.96%	1.16%	2.02%	(6	) bps	80	bps	1.65%	2.05%		(40	) bps
Net interest margin (FTE) - non-GAAP	2.27	2.21	2.02	25		6		2.21	2.05		16

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

N/M - Not meaningful.

bps - basis points.

Net interest revenue on an FTE basis totaled $708 million in the third quarter of 2008 and included a $112 million charge related to SILO/LILOs. Net interest revenue on an FTE basis totaled $674 million in the third quarter of 2007 and $415 million in the second quarter of 2008. The second quarter of 2008 also included a $377 million charge related to SILOs. The net interest margin was 1.96% in the third quarter of 2008, compared with 2.02% in the third quarter of 2007 and 1.16% in the second quarter of 2008.

The increase in net interest revenue compared with the third quarter of 2007 reflects wider spreads on investment securities, a higher level of average interest-earning assets driven by an increase in noninterest-bearing deposits and the negative impact in the third quarter of 2007 of a required recalculation of the yield on leveraged leases under SFAS No. 13 for changes to New York state tax rates resulting from the merger with Mellon Financial ($22 million), partially offset by the SILO/LILO settlement recorded in the third quarter of 2008. The increase in net interest revenue compared with the second quarter of 2008 primarily reflects the SILO charge recorded in the second quarter. Excluding the SILO/LILO charges, the sequential increase reflects a higher volume of noninterest-bearing deposits, partially offset by lower spreads on investment securities.

Average interest-earning assets were $144 billion in the third quarter of 2008 unchanged from the second quarter of 2008 and an increase compared with $134 billion in the third quarter of 2007. The increase in average interest-earning assets was driven by higher average noninterest-bearing deposits compared to the third quarter of 2007 as our Securities Servicing client base responded to continued market volatility by increasing their deposit levels with us. Most of the increase in noninterest-bearing deposits occurred in the second half of September 2008. These deposits were placed with either the Federal Reserve or in overnight deposits with large global banks.

The net interest margin decreased 6 basis points year-over-year and increased 80 basis points sequentially. The decrease from the year ago period primarily reflects the $112 million third quarter 2008 SILO/LILO settlement. The sequential increase primarily reflects the $377 million SILO charge in the second quarter of 2008. Excluding the SILO/LILO charges, the net interest margin increased 25 basis points compared with the third quarter of 2007 and 6 basis points compared with the second quarter of 2008. The year-over-year increase primarily reflects wider spreads on investment securities, while the sequential increase primarily reflects the higher volume of noninterest-bearing deposits.

14    The Bank of New York Mellon Corporation

Year-to-date 2008 compared with year-to-date 2007

Net interest revenue on an FTE basis totaled $1.9 billion in the first nine months of 2008, an increase of 22% compared with $1.6 billion in the first nine months of 2007 primarily due to the merger with Mellon Financial. The net interest margin was 1.65% in the first nine months of 2008 and 2.05% in the first nine months of 2007. The decrease in net interest margin was primarily due to the SILO/LILO charges, partially offset by wider spreads on the investment securities portfolio. Excluding the SILO/LILO charges, net interest revenue (FTE) was $2.4 billion, an increase of 53% compared with the first nine months of 2007 and the net interest margin was 2.21%, an increase of 16 basis points.

Average Balances and Interest Rates

	Quarter ended
	Sept. 30, 2008			June 30, 2008			Sept. 30, 2007
(dollar amounts in millions)	Average balance	Average rates		Average balance	Average rates		Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$43,999	3.90%		$43,361	3.82%		$34,461	4.83%
Other short-term investments – U.S. government-backed commercial paper	954	2.95		-	-		-	-
Federal funds sold and securities under resale agreements	7,029	1.97		6,744	2.21		5,504	5.26
Margin loans	5,764	3.27		5,802	3.36		5,293	6.29
Non-margin loans:
Domestic offices	27,480	1.81	(a)	28,068	(1.56	) (a)	27,044	5.17
Foreign offices	13,739	3.71		13,281	3.97		13,180	5.50

Total non-margin loans	41,219	2.44	(a)	41,349	0.22	(a)	40,224	5.28
Securities:
U.S. government obligations	679	3.03		552	3.05		401	4.59
U.S. government agency obligations	11,542	4.30		11,098	4.27		11,671	5.56
Obligations of states and political subdivisions	722	7.39		676	5.74		734	6.55
Other securities	30,591	5.42		32,755	5.22		33,361	5.69
Trading securities	1,791	2.76		1,918	3.74		1,872	3.95

Total securities	45,325	5.03		46,999	4.92		48,039	5.60

Total interest-earning assets	144,290	3.71	(a)	144,255	3.05	(a)	133,521	5.32
Allowance for loan losses	(355)			(310)			(303)
Cash and due from banks	7,835			5,399			5,013
Other assets	47,057			46,653			45,597
Total assets	$198,827			$195,997			$183,828
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$12,503	0.88%		$13,590	0.96%		$17,204	3.38%
Savings	986	1.13		980	1.74		793	3.09
Certificates of deposit of $100,000 & over	1,928	2.28		2,116	2.71		3,025	5.37
Other time deposits	5,505	1.96		6,458	1.86		1,392	6.32
Foreign offices	65,931	2.19		71,641	2.22		58,456	3.78

Total interest-bearing deposits	86,853	1.98		94,785	2.02		80,870	3.79
Federal funds purchased and securities sold under repurchase agreements	5,334	1.18		4,338	1.05		4,655	4.29
Other borrowed funds	3,303	2.31		2,840	3.21		2,790	4.90
Borrowings from Federal Reserve related to ABCP	954	2.25		-	-		-	-
Payables to customers and broker-dealers	5,910	1.19		5,550	1.32		5,316	3.54
Long-term debt	15,993	3.62		16,841	3.58		14,767	5.47

Total interest-bearing liabilities	118,347	2.14		124,354	2.20		108,398	4.06
Total noninterest-bearing deposits	33,462			24,822			26,466
Other liabilities	19,022			18,314			20,295

Total liabilities	170,831			167,490			155,159
Shareholders’ equity	27,996			28,507			28,669
Total liabilities and shareholders’ equity	$198,827			$195,997			$183,828
Net interest margin - Taxable equivalent basis		1.96	% (a)		1.16	% (a)		2.02%
(a)	The third and second quarters of 2008 include the impact of the SILO/LILO charges. Excluding these charges, the domestic offices’ non-margin loan rate would have been 3.44% and 3.82%, the total non-margin loan rate would have been 3.53% and 3.87%, the interest-earning assets rate would have been 4.02% and 4.10% and the net interest margin would have been 2.27% and 2.21% for the third and second quarters of 2008, respectively.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation    15

Average Balances and Interest Rates (continued)

	Year-to-date
	2008			2007 (a)
(dollar amounts in millions)	Average balance	Average rates		Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign)	$42,014	3.99%		$22,932	4.65%
Other short-term investments – U.S. government-backed commercial paper	320	2.95		-	-
Federal funds sold and securities under resale agreements	7,323	2.48		5,266	5.24
Margin loans	5,608	3.67		5,418	6.31
Non-margin loans:
Domestic offices	28,109	1.07	(b)	21,844	5.12
Foreign offices	13,824	4.06		12,368	5.67

Total non-margin loans	41,933	2.06	(b)	34,212	5.32
Securities
U.S. government obligations	554	3.15		193	4.69
U.S. government agency obligations	11,325	4.44		5,816	5.39
Obligations of states and political subdivisions	700	6.92		301	6.88
Other securities	33,054	5.30		25,133	5.44
Trading securities	1,723	3.85		1,980	4.50

Total securities	47,356	5.04		33,423	5.38

Total interest-earning assets	144,554	3.68	(b)	101,251	5.24
Allowance for loan losses	(325)			(293)
Cash and due from banks	6,361			3,365
Other assets	47,949			29,376
Total assets	$198,539			$133,699
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Money market rate accounts	$13,127	1.16%		$9,967	3.18%
Savings	960	1.72		545	2.47
Certificates of deposit of $100,000 & over	2,118	3.08		2,945	5.35
Other time deposits	6,798	2.12		890	5.83
Foreign offices	68,486	2.42		45,235	3.71

Total interest-bearing deposits	91,489	2.23		59,582	3.72
Federal funds purchased and securities sold under repurchase agreements	4,809	1.47		2,531	4.52
Other funds borrowed	3,163	2.99		2,331	4.14
Borrowings from Federal Reserve related to ABCP	320	2.25		-	-
Payables to customers and broker-dealers	5,469	1.46		5,074	3.59
Long-term debt	16,651	3.95		11,254	5.46

Total interest-bearing liabilities	121,901	2.41		80,772	3.99
Total noninterest-bearing deposits	28,194			18,944
Other liabilities	19,762			16,749

Total liabilities	169,857			116,465
Shareholders’ equity	28,682			17,234
Total liabilities and shareholders’ equity	$198,539			$133,699
Net interest margin - Taxable equivalent basis		1.65	(b)		2.05%
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Year-to-date 2008 includes the impact of the SILO/LILO charges. Excluding these charges, the domestic offices’ non-margin loan rate would have been 3.93%, the total non-margin loan rate would have been 3.98%, the interest-earning assets rate would have been 4.24% and the net interest margin would have been 2.21% for the first nine months of 2008.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the years.

16    The Bank of New York Mellon Corporation

Noninterest expense

Noninterest expense											YTD08
						3Q08 vs.		Year-to-date			vs.
(dollar amounts in millions)	3Q08		2Q08		3Q07	3Q07	2Q08	2008		2007 (a)	YTD07

Staff:
Compensation	$804		$804		$764	5%	-%	$2,403		$1,695	42%
Incentives	242		386		347	(30)	(37)	994		665	49
Employee benefits	172		201		169	2	(14)	564		392	44

Total staff	1,218		1,391		1,280	(5)	(12)	3,961		2,752	44
Professional, legal and other purchased services	287		280		241	19	3	819		503	63
Net occupancy	164		139		144	14	18	432		304	42
Distribution and servicing	133		131		127	5	2	394		135	192
Software	78		88		91	(14)	(11)	245		202	21
Furniture and equipment	80		79		80	-	1	238		184	29
Sub-custodian and clearing	80		83		110	(27)	(4)	233		267	(13)
Business development	62		75		56	11	(17)	203		123	65
Other	273		224		228	20	22	699		429	63

Subtotal	2,375		2,490		2,357	1	(5)	7,224		4,899	47
Support agreement charges	726		(9)		-	N/M	N/M	731		-	N/M
Amortization of intangible assets	120		124		131	(8)	(3)	366		188	95
Merger and integration expenses:
The Bank of New York Mellon Corporation	107		146		205	(48)	(27)	374		244	53
Acquired Corporate Trust Business	4		3		13	(69)	33	12		36	(67)

Total noninterest expense	$3,332		$2,754		$2,706	23%	21%	$8,707		$5,367	62%

Total staff expense as a percent of total revenue (FTE)	33	% (b)	41	% (b)	35%			37	% (b)	36%
Employees at period-end	43,200		43,100		40,600	6%	-%	43,200		40,600	6%

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Excluding the SILO/LILO charges, total staff expense as a percentage of total revenue was 32% in the third quarter of 2008, 37% in the second quarter of 2008 and 35% in the first nine months of 2008.
N/M	- Not meaningful.

Total noninterest expense increased $626 million compared with the third quarter of 2007 and $578 million compared with the second quarter of 2008. The increase compared with the third quarter of 2007 resulted primarily from:

•	a $726 million charge related to support agreements. See the Support Agreements section for further information;
•	a third quarter 2008 operational error ($38 million) in our Asset Servicing segment;
•	an additional $24 million charge related to credit monitoring for lost tapes; and
•	the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. in the fourth quarter of 2007.

Partially offsetting these increases were:

•	lower incentives expense;
•	lower merger and integration expenses; and
•	the sale of the execution businesses to BNY ConvergEx in the first quarter of 2008.

The sequential quarter increase primarily reflects the charge for the support agreements and the operational error partially offset by lower incentives and M&I expenses.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised approximately 51% of total noninterest expense, excluding M&I and intangible amortization expenses and the previously mentioned charge for support agreements in the third quarter of 2008.

Staff expense is comprised of:

•	compensation expense, which includes:
•	base salary expense, primarily driven by headcount;
•	the cost of temporary help and overtime; and
•	severance expense;
•	incentive expense, which includes:
•	additional compensation earned under a wide range of sales commission and

The Bank of New York Mellon Corporation    17

incentive plans designed to reward a combination of individual, business unit and corporate performance goals; as well as
•	stock-based compensation expense; and
•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

The decrease in staff expense compared with the third quarter of 2007 reflects the ongoing benefit of merger-related synergies, lower incentives and the sale of the execution businesses, partially offset by the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. in the fourth quarter of 2007 and the second quarter 2008 annual employee merit increase. The decrease in staff expense sequentially resulted from lower incentives and higher pension costs in the second quarter of 2008.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infra-structure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense excluding M&I, intangible amortization expenses and support agreement charges totaled $1.2 billion in the third quarter of 2008 compared with $1.1 billion in both the third quarter of 2007 and second quarter of 2008.

The increase in non-staff expense compared with the third quarter of 2007 primarily reflects the operational error recorded in our Asset Servicing segment ($38 million), the additional credit monitoring charge for the lost tapes ($24 million), and higher professional, legal and other purchased services. Net occupancy also increased $20 million from the third quarter of 2007 primarily reflecting adjustments to level certain leases in the third quarter of 2008. These increases were offset in part by lower sub-custodian and clearing expenses partially due to the sale of the execution business and lower software expenses. Non-staff expense increased sequentially primarily reflecting the operational error and the level lease adjustment, partially offset by lower business development and software expenses.

In the third quarter of 2008, we incurred $107 million of M&I expenses related to the merger with Mellon Financial, comprised of the following:

•	Integration/conversion costs—including consulting, system conversions and staff ($65 million);
•	Personnel related costs—including severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($37 million); and
•	One-time costs—including facilities related costs, asset write-offs, vendor contract modifications, rebranding and net loss on disposals ($5 million).

We also incurred $4 million of M&I expenses associated with the acquisition of the corporate trust business of JPMorgan Chase (“Acquired Corporate Trust Business”) in the third quarter of 2008.

Year-to-date 2008 compared with year-to-date 2007

Noninterest expense in the first nine months of 2008 increased $3.3 billion, or 62%, compared with the first nine months of 2007. The increase primarily resulted from the merger with Mellon Financial, the charge for support agreements and the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., partially offset by the sale of the B-Trade and G-Trade execution businesses.

Income taxes

On a continuing operations basis, the effective tax rate for the third quarter of 2008 was a negative 15.5% compared with 28.2% in the third quarter of 2007 and 50.8% in the second quarter of 2008. The negative effective tax rate in the third quarter of 2008 reflects the absolute level of charges associated with the support agreements, securities losses and the final SILO/LILO settlement, as well as the settlement of prior tax audit cycles. For additional information regarding the SILO/LILO charges, see Note 15 to Notes to Consolidated Financial Statements. The effective tax rate for the third quarter of 2007 was impacted by the recalculation of the yield on the leverage lease portfolio under SFAS 13. The effective tax rate for the second quarter of 2008 was impacted by the SILO charge and securities losses. Excluding these items, as well as M&I expenses, the effective tax rate was 32.4% in the third quarter of 2008, 33.3%

18    The Bank of New York Mellon Corporation

in the third quarter of 2007 and 32.4% in the second quarter of 2008.

The effective tax rate in the fourth quarter of 2008 is expected to be approximately 33%.

Credit loss provision and net charge-offs

Credit loss provision and net charge-offs	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007 (a)

Provision for credit losses	$30	$25	$-	$71	$(30)

Net (charge-offs) recoveries:
Commercial	$(8)	$(3)	$-	$(17)	$(5)
Commercial real estate	(2)	(9)	-	(11)	-
Leasing	2	1	(35)	3	(22)
Foreign	(9)	-	-	(14)	-
Other	(5)	(2)	-	(9)	-

Total net (charge-offs) recoveries	$(22)	$(13)	$(35)	$(48)	$(27)

(a)	Result for the nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

The provision for credit losses was $30 million in the third quarter of 2008, compared with $25 million in the second quarter of 2008 and no provision for credit losses in the third quarter of 2007. The increase in the provision for credit losses in the third quarter of 2008 compared with the second quarter of 2008 primarily reflects an increase in net charge-offs. We recorded net charge-offs of $22 million in the third quarter of 2008, compared with net charge-offs of $13 million in the second quarter of 2008 and net charge-offs of $35 million in the third quarter of 2007. Net charge-offs in the third quarter of 2008 primarily reflect charge-offs related to foreign SIV exposure and a newspaper publisher. For the nine months ended Sept. 30, 2008, the provision for credit losses was $71 million compared with a credit of $30 million in the first nine months of 2007. This increase reflects a higher level of non-performing assets, as well as higher net charge-offs in 2008. Net charge-offs in the first nine months of 2008 were $48 million compared with $27 million in the first nine months of 2007. This increase primarily reflects charge-offs related to foreign SIV exposure, commercial real estate, a newspaper publisher and a retail trade customer.

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

The Bank of New York Mellon Corporation    19

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

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•	Goodwill and intangible assets are reflected within individual business segments.
•	The operations of Mellon Financial are included from July 1, 2007, the effective date of the merger.

20    The Bank of New York Mellon Corporation

Sector/segment overview

Sector/Segment	Primary types of revenue
Asset & Wealth Management sector
Asset Management segment	• Asset and wealth management fees from: Institutional clients Mutual funds Private clients • Performance fees • Distribution and servicing fees
Wealth Management segment	• Wealth management fees from high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and foundations and endowments
Institutional Services sector
Asset Servicing segment	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange
Issuer Services segment	• Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing Services segment	• Clearing and execution services fees, including: Broker-dealer and Registered Investment Advisor services
Treasury Services segment	• Treasury services fees, including: Global payment services Working capital solutions • Financing-related fees
Other segment

•       Leasing operations

•       The activities of Mellon United National Bank

•       Corporate treasury activities

•       Business exits

•       Global markets and institutional banking services

•       Merger and integration expenses

The volatile market environment continued to impact our business segments in the third quarter of 2008 compared with the third quarter of 2007 as reflected by higher foreign exchange and other trading activities and higher securities lending revenue. Broad declines in the equity markets from the third quarter of 2007 influenced revenue in the Asset and Wealth Management segments during that period. Also, during the third quarter of 2008, we elected to support clients impacted by the Lehman bankruptcy. These support agreements had a significant impact on the third quarter 2008 results of the Asset Management and Asset Servicing segments and, to a lesser extent, in the Wealth Management and Treasury Services segments.

The merger with Mellon Financial in July 2007 had a considerable impact on the business segment results in the first nine months of 2008 compared with the first nine months of 2007. The merger with Mellon Financial significantly impacted the Asset Management, Wealth Management and Asset Servicing segments and, to a lesser extent, the Issuer Services, Treasury Services and Other segments.

The Bank of New York Mellon Corporation    21

Non-program equity trading volumes were up 11% sequentially and 25% year-over-year. In addition, average daily U.S. fixed-income trading volume was up 9% sequentially and up 21% year-over-year. Total debt issuances decreased 47% sequentially and decreased 27% year-over-year. The issuance of global collateralized debt obligations was down 90% versus the third quarter of 2007.

The period end S&P 500 Index decreased 9% sequentially and 24% year-over-year. The period end FTSE 100 Index decreased 13% sequentially and 24% year-over-year. On a daily average basis, the S&P 500 Index decreased 9% sequentially and 16%

year-over-year and the FTSE 100 Index decreased 10% sequentially and 16% year-over-year. The period end NASDAQ Composite Index decreased 9% sequentially and 23% year-over-year.

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

The table below presents the value of certain market indices at period end, as well as on a quarterly and year-to-date average basis.

Market indices										YTD08 vs. YTD07
						3Q08 vs.		Year-to-date
	3Q07	4Q07	1Q08	2Q08	3Q08	3Q07	2Q08	2008	2007

S&P 500 Index (a)	1527	1468	1323	1280	1166	(24)%	(9)%	1166	1527	(24)%
S&P 500 Index-daily average	1490	1496	1353	1371	1,252	(16)	(9)	1325	1471	(10)
FTSE 100 Index (a)	6467	6457	5702	5626	4902	(24)	(13)	4902	6467	(24)
FTSE 100 Index-daily average	6366	6455	5891	5979	5359	(16)	(10)	5739	6385	(10)
NASDAQ Composite Index (a)	2702	2652	2279	2293	2092	(23)	(9)	2092	2702	(23)
Lehman Brothers Aggregate Bondsm Index (a)	246.2	257.5	281.2	270.1	256.0	4	(5)	256.0	246.2	4
MSCI EAFE® Index (a)	2300.3	2253.4	2038.6	1967.2	1553.2	(32)	(21)	1553.2	2300.3	(32)
NYSE Volume (in billions)	145.5	135.0	158.5	140.7	179.8	24	28	479.0	397.0	21
NASDAQ Volume (in billions)	137.0	137.4	148.9	134.5	144.9	6	8	428.3	402.3	6

(a)	Period end.

22    The Bank of New York Mellon Corporation

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$687	$163	$850	$1,077	$529	$321	$262	$2,189	$(105)	$2,934
Net interest revenue	10	50	60	240	170	74	158	642	6	708

Total revenue	697	213	910	1,317	699	395	420	2,831	(99)	3,642
Provision for credit losses	-	1	1	-	-	-	-	-	29	30
Noninterest expense	883	169	1,052	1,208	370	291	208	2,077	203	3,332

Income before taxes	$(186)	$43	$(143)	$109	$329	$104	$212	$754	$(331)	$280

Pre-tax operating margin (b)	(27)%	20%	(16)%	8%	47%	26%	50%	27%	N/M	8%
Average assets	$13,286	$9,801	$23,087	$57,795	$34,264	$16,294	$22,384	$130,737	$45,003	$198,827

Excluding intangible amortization:
Noninterest expense	$819	$155	$974	$1,202	$349	$283	$202	$2,036	$202	$3,212
Income before taxes	(122)	57	(65)	115	350	112	218	795	(330)	400
Pre-tax operating margin (b)	(18)%	27%	(7)%	9%	50%	28%	52%	28%	N/M	11%

For the quarter ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$796	$161	$957	$1,081	$479	$330	$255	$2,145	$(109)	$2,993
Net interest revenue	11	48	59	213	176	74	153	616	(260)	415

Total revenue	807	209	1,016	1,294	655	404	408	2,761	(369)	3,408 (a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	26	25
Noninterest expense	604	155	759	803	367	297	210	1,677	318	2,754

Income before taxes	$203	$55	$258	$491	$288	$107	$198	$1,084	$(713)	$629

Pre-tax operating margin (b)	25%	26%	25%	38%	44%	26%	49%	39%	N/M	18%
Average assets	$13,410	$10,254	$23,664	$54,763	$35,167	$15,576	$21,227	$126,733	$45,600	$195,997

Excluding intangible amortization:
Noninterest expense	$536	$142	$678	$798	$347	$291	$203	$1,639	$313	$2,630
Income before taxes	271	68	339	496	308	113	205	1,122	(708)	753
Pre-tax operating margin (b)	34%	33%	33%	38%	47%	28%	50%	41%	N/M	22%

For the quarter ended March 31, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$752	$166	$918	$1,103	$407	$319	$227	$2,056	$15	$2,989
Net interest revenue	15	46	61	222	153	74	182	631	81	773

Total revenue	767	212	979	1,325	560	393	409	2,687	96	3,762 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	16	16
Noninterest expense	623	155	778	754	338	280	212	1,584	259	2,621

Income before taxes	$144	$57	$201	$571	$222	$113	$197	$1,103	$(179)	$1,125

Pre-tax operating margin (b)	19%	27%	21%	43%	40%	29%	48%	41%	N/M	30%
Average assets	$13,238	$10,496	$23,734	$52,468	$32,227	$15,618	$24,153	$124,466	$52,590	$200,790

Excluding intangible amortization:
Noninterest expense	$561	$142	$703	$747	$318	$274	$205	$1,544	$252	$2,499
Income before taxes	206	70	276	578	242	119	204	1,143	(172)	1,247
Pre-tax operating margin (b)	27%	33%	28%	44%	43%	30%	50%	43%	N/M	33%

The Bank of New York Mellon Corporation    23

For the quarter ended Dec. 31, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$888	$167	$1,055	$1,036	$457	$357	$243	$2,093	$(90)	$3,058
Net interest revenue	18	42	60	225	175	78	161	639	58	757

Total revenue	906	209	1,115	1,261	632	435	404	2,732	(32)	3,815 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	20	20
Noninterest expense	629	156	785	816	345	311	208	1,680	287	2,752

Income before taxes	$277	$53	$330	$445	$287	$124	$196	$1,052	$(339)	$1,043

Pre-tax operating margin(b)	31%	25%	30%	35%	45%	29%	49%	39%	N/M	27%
Average assets	$13,495	$9,858	$23,353	$48,462	$32,729	$15,526	$21,902	$118,619	$51,015	$192,987

Excluding intangible amortization:
Noninterest expense	$559	$142	$701	$810	$324	$305	$201	$1,640	$280	$2,621
Income before taxes	347	67	414	451	308	130	203	1,092	(332)	1,174
Pre-tax operating margin (b)	38%	32%	37%	36%	49%	30%	50%	40%	N/M	31%

For the quarter ended Sept. 30, 2007 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$745	$156	$901	$906	$460	$372	$224	$1,962	$77	$2,940
Net interest revenue	(4)	41	37	195	159	77	140	571	66	674

Total revenue	741	197	938	1,101	619	449	364	2,533	143	3,614 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	-	-
Noninterest expense	608	153	761	759	311	322	203	1,595	350	2,706

Income before taxes	$133	$44	$177	$342	$308	$127	$161	$938	$(207)	$908

Pre-tax operating margin (b)	18%	22%	19%	31%	50%	28%	44%	37%	N/M	25%
Average assets	$13,482	$9,964	$23,446	$44,043	$30,771	$14,869	$21,166	$110,849	$49,533	$183,828

Excluding intangible amortization:
Noninterest expense	$538	$139	$677	$753	$291	$316	$196	$1,556	$342	$2,575
Income before taxes	203	58	261	348	328	133	168	977	(199)	1,039
Pre-tax operating margin (b)	27%	29%	28%	32%	53%	30%	46%	39%	N/M	29%

For the nine months ended Sept. 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$2,235	$490	$2,725	$3,261	$1,415	$970	$744	$6,390	$(199)	$8,916
Net interest revenue	36	144	180	675	499	222	493	1,889	(173)	1,896

Total revenue	2,271	634	2,905	3,936	1,914	1,192	1,237	8,279	(372)	10,812 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	71	71
Noninterest expense	2,110	479	2,589	2,765	1,075	868	630	5,338	780	8,707

Income before taxes	$161	$155	$316	$1,171	$839	$324	$607	$2,941	$(1,223)	$2,034

Pre-tax operating margin(b)	7%	24%	11%	30%	44%	27%	49%	36%	N/M	19%
Average assets	$13,311	$10,182	$23,493	$55,019	$33,888	$15,831	$22,587	$127,325	$47,721	$198,539

Excluding intangible amortization:
Noninterest expense	$1,916	$439	$2,355	$2,747	$1,014	$848	$610	$5,219	$767	$8,341
Income before taxes	355	195	550	1,189	900	344	627	3,060	(1,210)	2,400
Pre-tax operating margin (b)	16%	31%	19%	30%	47%	29%	51%	37%	N/M	22%

24    The Bank of New York Mellon Corporation

For the nine months ended Sept. 30, 2007 (c) (in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset & Wealth Management Segment	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Segment	Other Segment	Total Continuing Operations

Fee and other revenue	$978	$256	$1,234	$1,898	$1,203	$1,003	$504	$4,608	$153	$5,995
Net interest revenue	1	69	70	468	392	226	351	1,437	50	1,557

Total revenue	979	325	1,304	2,366	1,595	1,229	855	6,045	203	7,552 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	(30)	(30)
Noninterest expense	754	257	1,011	1,658	814	905	449	3,826	530	5,367

Income before taxes	$225	$68	$293	$708	$781	$324	$406	$2,219	$(297)	$2,215

Pre-tax operating margin (b)	23%	21%	22%	30%	49%	26%	47%	37%	N/M	29%
Average assets	$5,662	$4,301	$9,963	$34,496	$23,276	$14,749	$17,349	$89,870	$33,866	$133,699 (b)

Excluding intangible amortization:
Noninterest expense	$676	$243	$919	$1,649	$760	$887	$442	$3,738	$522	$5,179
Income before taxes	303	82	385	717	835	342	413	2,307	(289)	2,403
Pre-tax operating margin (b)	31%	25%	30%	30%	52%	28%	48%	38%	N/M	32%

(a)	Consolidated results include FTE impact of $16 million in the third quarter of 2008, $15 million in the second quarter of 2008, $15 million in the first quarter of 2008, $16 million in the fourth quarter of 2007, $14 million in the third quarter of 2007, $46 million in the first nine months of 2008 and $18 million in the first nine months of 2007.
(b)	Income before taxes divided by total revenue.
(c)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

N/M - Not meaningful.

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of assets under management (“AUM”) and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. AUM were $1.067 trillion at Sept. 30, 2008, compared with $1.106 trillion at Sept. 30, 2007, and $1.113 trillion at June 30, 2008. The year-over-year and sequential decreases in AUM reflects broad declines in the equity markets and a stronger U.S. dollar, which more than offset net asset inflows.

Assets under management at period-end, by product type (in billions)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
Equity securities	$456	$460	$424	$412	$371
Money market	275	296	320	343	363
Fixed income securities	215	218	219	218	229
Alternative investments and overlay	160	147	142	140	104
Total assets under management	$1,106	$1,121	$1,105	$1,113	$1,067

Assets under management at period-end, by client type (in billions)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
Institutional	$682	$671	$636	$625	$585
Mutual funds	323	349	373	393	384
Private client	101	101	96	95	98
Total assets under management	$1,106	$1,121	$1,105	$1,113	$1,067

The Bank of New York Mellon Corporation    25

Changes in market value of assets under management from June 30, 2008 to Sept. 30, 2008 – by business segment

(in billions)	Asset Management	Wealth Management		Total

Market value of assets under management at June 30, 2008	$1,032	$81		$1,113
Net inflows (outflows):
Long-term	(6)	-		(6)
Money market	14	-		14

Total net inflows	8	-		8
Net market depreciation (a)	(50)	(4)		(54)

Market value of assets under management at Sept. 30, 2008	$990 (b)	$77	(c)	$1,067

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $5 billion subadvised for the Wealth Management segment.
(c)	Excludes private client assets managed in the Asset Management segment.

Changes in market value of assets under management from Sept 30, 2007 to Sept. 30, 2008 – by business segment

(in billions)	Asset Management	Wealth Management		Total

Market value of assets under management at Sept. 30, 2007:	$1,020	$86		$1,106
Net inflows (outflows):
Long-term	(43)	3		(40)
Money market	103	-		103

Total net inflows	60	3		63
Net market depreciation (a)	(91)	(12)		(103)
Other	1	-		1

Market value of assets under management at Sept. 30, 2008	$990 (b)	$77	(c)	$1,067

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $5 billion subadvised for the Wealth Management segment.
(c)	Excludes private client assets managed in the Asset Management segment.

Asset Management segment

(dollar amounts in millions, unless otherwise noted; presented on FTE basis)							3Q08 vs.		Year-to-date			YTD08 vs. YTD07
	3Q07	4Q07	1Q08	2Q08	3Q08		3Q07	2Q08	2008		2007 (a)

Revenue:
Asset and wealth management:
Mutual funds	$307	$323	$323	$340	$328		7%	(4)%	$991		$314	216%
Institutional clients	331	342	304	290	265		(20)	(9)	859		479	79
Private clients	47	47	45	47	43		(9)	(9)	135		77	75

Total asset and wealth management revenue	685	712	672	677	636		(7)	(6)	1,985		870	128
Performance fees	(3)	62	20	16	3		N/M	N/M	39		32	22
Distribution and servicing	89	104	86	99	93		4	(6)	278		89	212
Other	(26)	10	(26)	4	(45)		N/M	N/M	(67)		(13)	N/M

Total fee and other revenue	745	888	752	796	687		(8)	(14)	2,235		978	129
Net interest revenue (expense)	(4)	18	15	11	10		N/M	(9)	36		1	N/M

Total revenue	741	906	767	807	697		(6)	(14)	2,271		979	132
Noninterest expense (ex. intangible amortization and support agreement charges)	538	559	561	531	491		(9)	(8)	1,583		676	134

Income before taxes (ex. intangible amortization and support agreement charges)	203	347	206	276	206		1	(25)	688		303	127
Amortization of intangible assets	70	70	62	68	64		(9)	(6)	194		78	149
Support agreement charges	-	-	-	5	328		N/M	N/M	333		-	N/M

Income before taxes	$133	$277	$144	$203	$(186)		(240)%	(192)%	$161		$225	(28)%

Pre-tax operating margin (ex. intangible amortization)	27%	38%	27%	34%	(18	)% (b)			16	% (b)	31%

Average assets	$13,482	$13,495	$13,238	$13,410	$13,286		(1)%	(1)%	$13,311		$5,662	135%

(a)	Results for year-to-date 2007 includes six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 30% in the third quarter and first mine months of 2008.

N/M – Not meaningful.

Business description

BNY Mellon Asset Management is the umbrella organization for all of our affiliated investment management boutiques and is responsible, through various subsidiaries, for U.S. and non-U.S. retail,

intermediary and institutional distribution of investment management and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, BNY Mellon Asset

26    The Bank of New York Mellon Corporation

Management includes BNY Mellon Asset Management International, which is responsible for the distribution of investment management products internationally, and the Dreyfus Corporation, which is responsible for U.S. distribution of retail mutual funds, separate accounts and annuities.

BNY Mellon Asset Management is the 12th largest global asset manager, the 10th largest U.S. asset manager and the 7th largest asset manager in Europe. We are also a top five tax-exempt, institutional U.S. asset manager.

In the first quarter of 2008, we acquired ARX, a leading independent asset management business headquartered in Rio de Janeiro, Brazil. Also in the first quarter of 2008, we sold a portion of the Estabrook Capital Management business which reduced our assets under management by $2.4 billion.

On Oct. 1, 2008, we sold the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in assets under management.

The results of the Asset Management segment are mainly driven by the period-end and average levels of assets managed as well as the mix of those assets, as previously shown. Results for this segment are also impacted by sales of fee-based products such as fixed and variable annuities and separately managed accounts. In addition, performance fees may be generated when the investment performance exceeds various benchmarks and satisfies other criteria. Expenses in this segment are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

Review of financial results

In the third quarter of 2008, Asset Management had a pre-tax loss of $186 million compared with pre-tax income of $133 million in the third quarter of 2007 and $203 million in the second quarter of 2008. Excluding intangible amortization, the pre-tax loss was $122 million in the third quarter of 2008 compared with pre-tax income of $203 million in the third quarter of 2007 and $271 million in the second quarter of 2008. Results for the third quarter of 2008 were primarily impacted by $328 million of support agreement charges resulting from new support agreements related to commingled cash funds and money market funds, as well as previously existing agreements.

Asset and wealth management revenue in the Asset Management segment was $636 million in the third quarter of 2008 compared with $685 million in the third quarter of 2007 and $677 million in the second quarter of 2008. The decrease compared to both periods reflects global weakness in market values and a stronger U.S. dollar which more than offset net new business.

Approximately 40% of consolidated asset and wealth management fees are generated in the Asset Management segment from managed mutual funds. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $328 million in the third quarter of 2008 compared with $307 million in the third quarter of 2007 and $340 million in the second quarter of 2008. The increase compared with the third quarter of 2007 reflects strong money market inflows. The decrease sequentially resulted from lower market values of equity securities and a stronger U.S. dollar, partially offset by money market inflows.

Performance fees were $3 million in the third quarter of 2008 compared with negative $3 million in the third quarter of 2007 and $16 million in the second quarter of 2008. The decline from the sequential quarter was primarily due to a lower level of fees generated from certain equity and alternative strategies.

Distribution and servicing fees were $93 million in the third quarter of 2008 compared with $89 million in the third quarter of 2007 and $99 million in the second quarter of 2008. The increase compared with the prior year period resulted from strong money market flows. The decrease sequentially reflects a high level of redemptions in certain international funds in the second quarter of 2008.

Other fee revenue was a loss of $45 million in the third quarter of 2008 compared with a loss of $26 million in the third quarter of 2007 and revenue of $4 million in the second quarter of 2008. The year-over-year decline was due primarily to higher revenue sharing costs resulting from higher distribution volumes with the Issuer/Clearing Services segments related to the distribution of Dreyfus products. The sequential decline primarily

The Bank of New York Mellon Corporation    27

resulted from the change in market value of seed capital investments.

Noninterest expense (excluding intangible amortization and support agreement charges) was $491 million in the third quarter of 2008 compared with $538 million in the third quarter of 2007 and $531 million in the second quarter of 2008. The decrease compared with both the third quarter of 2007 and the second quarter of 2008 principally reflects overall expense management efforts, including lower incentives. The decrease compared with the third quarter of 2007 also reflects a $32 million charge, recorded in the third quarter of 2007, related to the write-off of the value of the remaining interest in a hedge fund manager.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $161 million in the first nine months of 2008 compared with $225 million in the first nine months of 2007. Income before taxes (excluding intangible amortization and support agreement charges) was $688 million in the first nine months of 2008 compared with $303 million in the first nine months of 2007. Fee and other revenue increased $1.3 billion, primarily due to the merger with Mellon Financial, the benefit of strong money market flows and growth in business outside the U.S., partially offset by lower equity markets and a stronger U.S. dollar. Noninterest expense (excluding intangible amortization and support agreement charges) increased $907 million in the first nine months of 2008 compared with the first nine months of 2007, primarily due to the merger with Mellon Financial, the charge for support agreements, the write-down of seed capital investments related to a formerly affiliate hedge fund manager and the ARX acquisition, partially offset by strong expense control and the write-off of the value of the remaining interest in a hedge fund manager in the third quarter of 2007.

Wealth Management segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)							3Q08 vs.		Year-to-date				YTD08 vs. YTD07
	3Q07	4Q07	1Q08	2Q08	3Q08		3Q07	2Q08	2008		2007	(a)

Revenue:
Asset and wealth management	$151	$157	$153	$150	$141		(7)%	(6)%	$444		$247		80%
Other	5	10	13	11	22		N/M	N/M	46		9		N/M

Total fee and other revenue	156	167	166	161	163		4	1	490		256		91
Net interest revenue	41	42	46	48	50		22	4	144		69		109

Total revenue	197	209	212	209	213		8	2	634		325		95
Provision for credit losses	-	-	-	(1)	1		N/M	N/M	-		-		-
Noninterest expense (ex. intangible amortization and support agreement charges)	139	142	142	142	140		1	(1)	424		243		74

Income before taxes (ex. intangible amortization and support agreement charges)	58	67	70	68	72		24	6	210		82		156
Amortization of intangible assets	14	14	13	13	14		-	8	40		14		186
Support agreement charges	-	-	-	-	15		N/M	N/M	15		-		N/M

Income before taxes	$44	$53	$57	$55	$43		(2)%	(22)%	$ 155		$68		128%

Pre-tax operating margin (ex. intangible amortization)	29%	32%	33%	33%	27	% (b)			31	% (b)	25%

Average loans	$4,133	$4,342	$ 4,390	$ 4,816	$ 5,231		27%	9%	$ 4,814		$2,281		111%
Average assets	9,964	9,858	10,496	10,254	9,801		(2)	(4)	10,182		4,301		137
Average deposits	7,589	7,469	7,993	7,782	7,318		(4)	(6)	7,696		3,277		135

Market value of total client assets under management and custody at period-end (in billions)	$ 170	$ 170	$ 164	$ 162	$ 158		(7)%	(2)%	$ 158		$ 170		(7)%

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 34% and 33% in the third quarter and first nine months of 2008.

N/M - Not meaningful.

28    The Bank of New York Mellon Corporation

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top ten U.S. wealth manager with $158 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries.

The results of the Wealth Management segment are driven by the level and mix of assets managed and custodied and the level of activity in client accounts. Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $43 million in the third quarter of 2008, compared with $44 million in the third quarter of 2007 and $55 million in the second quarter of 2008. Income before taxes, excluding intangible amortization and support agreement charges, was $72 million in the third quarter of 2008, compared with $58 million in the third quarter of 2007 and $68 million in the second quarter of 2008. Results compared with the third quarter of 2007 and second quarter of 2008 were impacted by a $15 million charge to support certain clients holding auction rate securities recorded in the third quarter of 2008. Excluding this charge, Wealth Management generated approximately 700 basis points of positive operating leverage year-over-year and approximately 300 basis points sequentially, driven by business growth and expense management.

Total fee and other revenue was $163 million in the third quarter of 2008, compared with $156 million in the third quarter of 2007 and $161 million in the second quarter of 2008. The increase compared with both prior periods reflects new business, organic growth and other capital market related fees, which more than offset sharp declines in the equity markets.

Wealth Management continues to benefit from new client flows as a result of the disruption in the markets, as net inflows totaled a record $6 billion in 3Q08. Total client assets were $158 billion at Sept. 30, 2008 compared to $162 billion at June 30, 2008 and $170 billion at Sept. 30, 2007, as strong new flows were more than offset by lower market values.

Net interest revenue increased $9 million, or 22%, compared with the third quarter of 2007 and $2 million, or 4% compared with the second quarter of 2008. The increases were due primarily to higher loan levels and improved deposit spreads. Average loan levels were up $1.1 billion, or 27%, over the prior year period and up $415 million, or 9% (unannualized) sequentially, due to new business.

Noninterest expense (excluding intangible amortization and support agreement charges) increased $1 million compared with the third quarter of 2007 and decreased $2 million compared with the second quarter of 2008. The year-over-year increase reflects the second quarter of 2008 annual merit salary increase which was primarily offset by the impact of merger-related synergies and expense control. The sequential decrease was due to strong expense control and the impact of synergies.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $155 million in the first nine months of 2008 compared with $68 million in the first nine months of 2007. Income before taxes (excluding intangible amortization and support agreement charges) was $210 million in the first nine months of 2008 compared with $82 million in the first nine months of 2007. The increases in fee and other revenue, net interest revenue and noninterest expense in the first nine months of 2008 compared with the first nine months of 2007 reflect the merger with Mellon Financial as well as the same factors impacting the comparisons mentioned above.

Institutional Services Sector

At Sept. 30, 2008, our assets under custody and administration were $22.4 trillion, a 3% decrease from $23.0 trillion at June 30, 2008 and a 1% decrease from $22.7 trillion at Sept. 30, 2007. The decrease compared with both prior periods resulted from weaker market values and the impact of a stronger U.S. dollar, which more than offset the

The Bank of New York Mellon Corporation    29

benefit of new business conversions. Equity securities were 28% and fixed-income securities were 72% of the assets under custody and administration at Sept. 30, 2008, compared with 25% equity securities and 75% fixed-income securities at June 30, 2008. Assets under custody and administration at Sept. 30, 2008 consisted of assets related to custody, mutual fund, and corporate trust businesses of $17.1 trillion, broker-dealer service assets of $3.3 trillion, and all other assets of $2.0 trillion.

Assets under custody and administration trend	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	3Q08 vs.
						3Q07	2Q08

Market value of assets under custody and administration at period-end (in trillions)(a)	$22.4	$23.0	$23.1	$23.1	$22.7	(1)%	(3)%
Market value of securities on loan at period-end (in billions) (b)	$470	$588	$660	$633	$663	(29)%	(20)%

(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $811 billion at Sept. 30, 2008, $915 billion at June 30, 2008, $930 billion at March 31, 2008, $989 billion at Dec. 31, 2007, and $957 billion at Sept. 30, 2007.
(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

Asset Servicing segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)	3Q07	4Q07	1Q08	2Q08	3Q08		3Q08 vs.		Year-to-date				YTD08 vs. YTD07
							3Q07	2Q08	2008		2007	(a)

Revenue:
Securities servicing fees -asset servicing	$689	$777	$859	$821	$769		12%	(6)%	$2,449		$1,503		63%
Foreign exchange & other trading activities	161	206	200	224	261		62	17	685		305		125
Other	56	53	44	36	47		(16)	31	127		90		41

Total fee and other revenue	906	1,036	1,103	1,081	1,077		19	-	3,261		1,898		72
Net interest revenue	195	225	222	213	240		23	13	675		468		44

Total revenue	1,101	1,261	1,325	1,294	1,317		20	2	3,936		2,366		66
Noninterest expense (ex. intangible amortization and support agreement charges)	753	807	733	812	821		9	1	2,366		1,649		43

Income before taxes (ex. intangible amortization and support agreement charges)	348	454	592	482	496		43	3	1,570		717		119
Support agreement charges	-	3	14	(14)	381		N/M	N/M	381		-		N/M
Amortization of intangible assets	6	6	7	5	6		-	20	18		9		100

Income before taxes	$342	$445	$571	$491	$109		(68)%	(78)%	$1,171		$708		65%

Pre-tax operating margin (ex. intangible amortization)	32%	36%	44%	38%	9	% (b)			30	% (b)	30%

Average assets	$44,043	$48,462	$52,468	$54,763	$57,795		31%	6%	$55,019		$34,496		59%
Average deposits	38,065	42,446	46,092	48,436	51,492		35	6	48,684		30,657		59
Securities lending revenue	110	164	245	202	155		41	(23)	602		201		200
Market value of securities on loan at period-end (in billions)	663	633	660	588	470		(29)%	(20)%	470		663		(29)%

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 38% and 40% for the third quarter and first nine months of 2008.

N/M - Not meaningful.

30    The Bank of New York Mellon Corporation

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

The results of the Asset Servicing segment are driven by a number of factors which include the level of transactional activity and extent of services provided including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending and investment manager backoffice outsourcing, as well as the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, the use of tri-party repo arrangements continues to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investment and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to sub-custodians are driven by market values of global assets and related transaction volumes.

We are one of the leading global securities servicing companies with a total of $22.4 trillion of assets under custody and administration at Sept. 30, 2008. We are one of the largest providers of fund services in the world, servicing $4.5 trillion in assets. We also service 47.2% of the funds in the U.S. exchange-traded funds marketplace. BNY Mellon Asset Servicing clients include 55% of the top 20 endowments. Additionally, we service 42% of the top 50 endowments.

We are a leading custodian in the U.K. and service approximately 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment interest and capital flow. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.85 trillion in 30 markets around the world at Sept. 30, 2008. We are one of the largest global providers of performance and risk analytics with $9.6 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear approximately 50% of transactions in U.S. Government securities. We are a leading collateral management agent with $1.8 trillion in tri-party balances worldwide at Sept. 30, 2008, up from $1.6 trillion at Dec. 31, 2007.

Review of financial results

Income before taxes was $109 million in the third quarter of 2008 compared with $342 million in the third quarter of 2007, and $491 million in the second quarter of 2008. The third quarter of 2008 included a $381 million charge for support agreements related to the support of various securities lending customers, commingled cash sweep funds and charges related to previously existing support agreements. The decrease in income before taxes compared with both periods primarily resulted from the charge for the support agreements.

Total fee and other revenue increased $171 million in the third quarter of 2008 compared with the third quarter of 2007 and decreased $4 million sequentially. Asset servicing fees increased $80 million, or 12%, compared with the third quarter of 2007, reflecting net new business, cross sells and organic growth, higher securities lending revenue and the impact of the fourth quarter 2007 acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. Asset Servicing fees decreased $52 million, or 6%, (unannualized) sequentially, due primarily to lower securities lending revenue, reflecting normal seasonality and lower market levels which neutralized organic growth.

Securities lending revenue increased $45 million compared to the third quarter of 2007 and declined

The Bank of New York Mellon Corporation    31

$47 million sequentially. The year-over-year increase primarily reflects favorable spreads in the short-term credit markets. The sequential decline reflects a decline in volume and a narrowing of spreads. The decline in volume resulted from normal seasonality, lower market valuations and overall de-leveraging by financial institutions.

Foreign exchange and other trading activities increased $100 million compared with the third quarter of 2007 and $37 million sequentially. Both prior period increases reflect the benefit of significant increases in currency volatility as well as higher client volumes.

Net interest revenue increased $45 million compared with the third quarter of 2007 and $27 million compared with the second quarter of 2008. The increases over both periods were driven by strong deposit growth as well as increased deposit spreads.

Noninterest expense (excluding intangible amortization and support agreement charges) increased $68 million compared with the third quarter of 2007 and $9 million compared with the second quarter of 2008. The increase compared to the third quarter of 2007 was driven by the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., the second quarter

2008 annual merit salary increase and an operational error ($38 million) recorded in the third quarter of 2008, partially offset by merger-related synergies. The sequential increase principally reflects the impact of the operational error partially offset by merger-related synergies and lower incentives.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $1.2 billion in the first nine months of 2008 compared with $708 million in the first nine months of 2007. Excluding intangible amortization and support agreement charges, income before taxes increased $853 million. Fee and other revenue increased $1.4 billion primarily due to the merger with Mellon Financial, higher foreign currency revenue and higher securities lending revenue related to market volatility, net new business and the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V. Net interest revenue increased $207 million primarily driven by the merger with Mellon Financial and deposit growth. Noninterest expense (excluding intangible amortization and support agreement charges) increased $717 million primarily due to the merger with Mellon Financial, the acquisition of the remaining 50% interest in BNY Mellon Asset Servicing, B.V., the third quarter operational error, the impact of new business and other growth initiatives.

Issuer Services segment

(dollar amounts in millions, presented on an FTE basis)						3Q08 vs.		Year-to-date			YTD08 vs. YTD07
	3Q07	4Q07	1Q08	2Q08	3Q08	3Q07	2Q08	2008	2007	(a)
Revenue:
Securities servicing fees - issuer services	$436	$438	$374	$443	$475	9%	7%	$1,292	$1,122		15%
Other	24	19	33	36	54	125	50	123	81		52
Total fee and other revenue	460	457	407	479	529	15	10	1,415	1,203		18
Net interest revenue	159	175	153	176	170	7	(3)	499	392		27
Total revenue	619	632	560	655	699	13	7	1,914	1,595		20
Noninterest expense (ex. intangible amortization)	291	324	318	347	349	20	1	1,014	760		33
Income before taxes (ex. intangible amortization)	328	308	242	308	350	7	14	900	835		8
Amortization of intangible assets	20	21	20	20	21	5	5	61	54		13
Income before taxes	$308	$287	$222	$288	$329	7%	14%	$839	$781		7%
Pre-tax operating margin (ex. intangible amortization)	53%	49%	43%	47%	50%			47%	52%

Average assets	$30,771	$32,729	$32,227	$35,167	$34,264	11%	(3)%	$33,888	$23,276		46%
Average deposits	26,186	28,293	27,632	30,557	29,546	13	(3)	29,246	19,033		54
Number of Depositary Receipts
Programs	1,291	1,311	1,315	1,322	1,354	5	2
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

32    The Bank of New York Mellon Corporation

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s largest trustee, we provide diverse services for conventional, structured and specialty debt issuers. We, as trustee or agent, service approximately $12 trillion in outstanding debt from offices in 56 locations around the world, including 19 locations outside the U.S. We serve as depositary for more than 1,300 sponsored American and global depositary receipt programs, with a 63% market share, acting in partnership with leading companies from 64 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions ranging from record keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Fee revenue in the Issuer Services segment depends on:

•	the volume of issuance of fixed income securities;
•	depositary receipts issuance and cancellation volume;
•	corporate actions impacting depositary receipts; and
•	stock transfer, and corporate action and equity trading volumes.

Expenses in the Issuer Services segment are driven by staff, equipment and space required to support the services provided by the segment.

Review of financial results

Income before taxes was $329 million in the third quarter of 2008, compared with $308 million in the third quarter of 2007 and $288 million in the second quarter of 2008. The increase compared with both prior periods reflects growth in Depositary Receipts, Corporate Trust and Shareowner Services. The increase compared with the third quarter of 2007 was partially offset by a credit monitoring charge ($24 million) for lost tapes recorded in the third quarter of 2008.

Total fee and other revenue was $529 million in the third quarter of 2008, an increase of 15% compared with the third quarter of 2007 and an increase of 10% compared with the second quarter of 2008. Both increases were driven by year-over-year growth in issuer services fees reflecting growth in Depositary Receipts, Corporate Trust and Shareowner Services fees. Depositary Receipts benefited from increased corporate actions, new business and increased market share. The increase in Corporate Trust was driven by an increase in non-U.S. Corporate Trust revenue as well as market share gains. The increase in Shareowner Services fees was due to an increased level of corporate actions. The increase in other revenue was also impacted by increased revenue sharing related to the distribution of Dreyfus products.

Net interest revenue increased $11 million, or 7%, compared with the third quarter of 2007, and decreased $6 million, or 3%, compared with the second quarter of 2008. The year-over-year increase reflects higher client deposits. The sequential-quarter decrease was driven primarily by a lower level of client deposits.

Average assets were $34.3 billion in the third quarter of 2008 compared with $35.2 billion in the second quarter of 2008 and $30.8 billion in the third quarter of 2007. The change in average assets is driven by average deposit levels. Average deposits were $29.5 billion in the third quarter of 2008, compared with $30.6 billion in the second quarter of 2008 and $26.2 billion in the third quarter of 2007. The increases compared to the third quarter of 2007 reflect higher levels of customer balances in Corporate Trust and Shareowner Services. The decrease in average deposits sequentially is primarily due to lower deposits in Corporate Trust, partially offset by higher activity in Shareowner Services.

Noninterest expense (excluding intangible amortization) increased $58 million, or 20%, in the third quarter of 2008 compared with the third quarter of 2007 and $2 million, or 1% (unannualized) sequentially. The increase compared with the third quarter of 2007 reflects the credit monitoring charge related to lost tapes recorded in Shareowner Services, support of business growth and the impact of the second quarter of 2008 annual merit salary increase.

The Bank of New York Mellon Corporation    33

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $839 million in the first nine months of 2008 compared with $781 million in the first nine months of 2007. Excluding intangible amortization, income before taxes increased $65 million. Fee and other revenue increased $212 million primarily reflecting the merger with Mellon Financial, an increase in non-U.S. revenue related to the Corporate Trust business, and growth in Depositary Receipts.

Net interest revenue increased $107 million primarily due to the merger with Mellon Financial and a significant increase in deposits in both the Corporate Trust and Shareowner Services businesses. Noninterest expenses (excluding intangible amortization) increased $254 million, reflecting the merger with Mellon Financial, expenses associated with revenue growth and the credit monitoring charges for lost tapes recorded in the second and third quarters of 2008.

Clearing Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						3Q08 vs.		Year-to-date			YTD08 vs. YTD07
	3Q07	4Q07	1Q08	2Q08	3Q08	3Q07	2Q08	2008	2007	(a)

Revenue:
Securities servicing fees - clearing and execution services	$302	$310	$265	$265	$257	(15)%	(3)%	$787	$876		(10)%
Other	70	47	54	65	64	(9)	(2)	183	127		44
Total fee and other revenue	372	357	319	330	321	(14)	(3)	970	1,003		(3)
Net interest revenue	77	78	74	74	74	(4)	-	222	226		(2)
Total revenue	449	435	393	404	395	(12)	(2)	1,192	1,229		(3)
Noninterest expense (ex. intangible amortization)	316	305	274	291	283	(10)	(3)	848	887		(4)
Income before taxes (ex. intangible amortization)	133	130	119	113	112	(16)	(1)	344	342		1
Amortization of intangible assets	6	6	6	6	8	33	33	20	18		11
Income before taxes	$127	$124	$113	$107	$104	(18)%	(3)%	$324	$324		-%
Pre-tax operating margin (ex. intangible amortization)	30%	30%	30%	28%	28%			29%	28%

Average assets	$14,869	$15,526	$15,618	$15,576	$16,294	10%	5%	$15,831	$14,749		7%
Average active accounts (in thousands)	5,064	5,069	5,170	5,280	5,442	7	3	5,298	5,136		3
Average margin loans	$5,287	$5,301	$5,245	$5,791	$5,754	9%	(1)%	$5,597	$5,411		3%
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

Business description

Our Clearing Services segment consists of the Pershing clearing business and a 33.8% equity interest in BNY ConvergEx, which includes the B-Trade and G-Trade execution businesses that were sold by the Company to BNY ConvergEx on Feb. 1, 2008. The B-Trade and G-Trade execution businesses historically contributed approximately $50-60 million of revenue and $10-15 million of pre-tax income on a quarterly basis. These businesses were sold at book value.

34    The Bank of New York Mellon Corporation

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

Through our affiliate, BNY ConvergEx, we provide liquidity and execution management, investment technologies and intermediary and clearing services in over 100 markets. BNY ConvergEx provides a full suite of global electronic, portfolio and sales trading capabilities, executing more than 230 million U.S. shares and approximately $729 million in non-U.S. principal each day and clearing more than one million trades daily.

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

Review of financial results

Income before taxes decreased $23 million, or 18%, compared with the third quarter of 2007, and decreased $3 million, or 3% (unannualized), compared with the second quarter of 2008. The decrease compared with the third quarter of 2007 reflects the sale of the B-Trade and G-Trade execution businesses and a settlement received ($28 million) in the third quarter of 2007 for the early termination of a contract. The sequential decrease primarily relates to normal seasonality, partially offset by business wins resulting from the recent market disruptions.

Total fee and other revenue decreased $51 million, or 14%, compared with the third quarter of 2007 and $9 million, or 3%, compared with the second quarter of 2008. The decrease compared with the third quarter of 2007 reflects the sale of the execution businesses and the third quarter 2007 settlement, partially offset by strong growth in trading activity along with growth in money market and mutual fund fees and record new business wins resulting from the recent market disruptions. The sequential decrease reflects normal seasonality partially offset by new business.

Net interest revenue decreased $3 million compared with the third quarter of 2007 and was unchanged sequentially. The decrease from the third quarter of 2007 reflects the impact of the lower interest rate environment, partially offset by higher customer balances.

Noninterest expense (excluding intangible amortization) decreased $33 million, or 10%, compared with the third quarter of 2007 and $8 million, or 3%, compared with the second quarter of 2008. The decrease compared with the third quarter of 2007 reflects the sale of the execution businesses, partially offset by business growth.

Average assets were $16.3 billion in the third quarter of 2008 compared with $15.6 billion in the second quarter of 2008 and $14.9 billion in the third quarter of 2007. The increase from both prior periods reflects higher cash balances and new business.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $324 million in the first nine months of 2008, unchanged compared with the first nine months of 2007. Excluding intangible amortization, income before taxes increased $2 million. Fee and other revenue decreased $33 million, primarily reflecting the sale of the execution businesses, partially offset by strong growth in money market and mutual fund fees and trading activity. Net interest revenue decreased $4 million primarily due to the lower rate environment. Noninterest expense (excluding intangible amortization) decreased $39 million primarily reflecting the sale of the execution businesses, partially offset by expenses incurred in support of business growth.

The Bank of New York Mellon Corporation    35

Treasury Services segment

(dollar amounts in millions, unless otherwise noted; presented on an FTE basis)						3Q08 vs.		Year-to-date			YTD08 vs. YTD07
	3Q07	4Q07	1Q08	2Q08	3Q08	3Q07	2Q08	2008	2007	(a)
Revenue:
Treasury services	$114	$118	$121	$125	$125	10%	-%	$371	$210		77%
Other	110	125	106	130	137	25	5	373	294		27
Total fee and other revenue	224	243	227	255	262	17	3	744	504		48
Net interest revenue	140	161	182	153	158	13	3	493	351		40
Total revenue	364	404	409	408	420	15	3	1,237	855		45
Noninterest expense (ex. intangible amortization)	196	201	205	203	202	3	-	610	442		38
Income before taxes (ex. intangible amortization)	168	203	204	205	218	30	6	627	413		52
Amortization of intangible assets	7	7	7	7	6	(14)	(14)	20	7		186
Income before taxes	$161	$196	$197	$198	$212	32%	7%	$607	$406		50%
Pre-tax operating margin (ex. intangible amortization)	46%	50%	50%	50%	52%			51%	48%

Average loans	$13,716	$14,331	$15,344	$15,606	$14,671	7%	(6)%	$15,205	$12,721		20%
Average assets	21,166	21,902	24,153	21,227	22,384	6	5	22,587	17,349		30
Average deposits	17,772	18,092	20,056	17,316	18,397	4	6	18,589	13,233		40
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

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

Review of financial results

Income before taxes was $212 million in the third quarter of 2008 compared with $161 million in the

36    The Bank of New York Mellon Corporation

third quarter of 2007, and $198 million in the second quarter of 2008. The increase from both prior periods reflects higher capital markets related revenue, higher net interest revenue and tightly controlled expenses. The third quarter of 2008 also includes a $3 million charge, recorded in noninterest expense, related to auction rate securities in institutional accounts.

Total fee and other revenue increased $38 million, compared with the third quarter of 2007 and $7 million compared with the second quarter of 2008. Treasury services fees were up $11 million from the third quarter of 2007 and unchanged compared with the second quarter of 2008. The increase compared with the third quarter of 2007 reflects higher processing volumes in global payments and cash management. Other revenue increased $27 million compared with the third quarter of 2007 and $7 million compared with the second quarter of 2008. Both increases reflect higher capital markets related revenue. The increase from the third quarter of 2007 also includes a higher valuation of our credit derivative portfolio.

The increase in net interest revenue compared with both the third quarter of 2007 and second quarter of 2008 resulted from higher loan and deposit levels and spreads.

Noninterest expense (excluding intangible amortization) increased $6 million compared with the third quarter of 2007 primarily driven by a $3 million charge related to auction rate securities in institutional accounts, partially offset by merger- related expense synergies. Noninterest expense was flat sequentially, reflecting strong expense control, partially offset by the previously noted charge.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes totaled $607 million in the first nine months of 2008 compared with $406 million in the first nine months of 2007. Excluding intangible amortization, income before taxes increased $214 million. Fee and other revenue increased $240 million primarily reflecting the merger with Mellon Financial, higher global payment and cash management fees due primarily to higher client volumes as well as higher capital markets related revenue and a higher valuation of our credit derivative portfolio. Net interest revenue increased $142 million primarily due to the merger with Mellon Financial, as well as higher loan and deposit levels and increased spreads. Noninterest expense (excluding intangible amortization) increased $168 million primarily due to the merger with Mellon Financial.

Other Segment

(dollar amounts in millions, presented on an FTE basis) (a)						Year-to-date
	3Q07	4Q07	1Q08	2Q08	3Q08	2008	2007 (a)

Revenue:
Fee and other revenue	$77	$(90)	$15	$(109)	$(105)	$(199)	$153
Net interest revenue	66	58	81	(260)	6	(173)	50

Total revenue	143	(32)	96	(369)	(99)	(372)	203
Provision for credit losses	—	20	16	26	29	71	(30)
Noninterest expense (ex. intangible amortization and merger and integration expenses)	124	156	126	164	91	381	242

Income (loss) before taxes (ex. intangible amortization and merger and integration expenses)	19	(208)	(46)	(559)	(219)	(824)	(9)
Amortization of intangible assets	8	7	7	5	1	13	8
Merger and integration expenses:
The Bank of New York Mellon Corporation	205	111	121	146	107	374	244
Acquired Corporate Trust Business	13	13	5	3	4	12	36

Total merger and integration expenses	218	124	126	149	111	386	280

Income (loss) before taxes	$(207)	$(339)	$(179)	$(713)	$(331)	$(1,223)	$(297)

Average assets	$49,533	$51,015	$52,590	$45,600	$45,003	$47,721	$33,866
Average deposits	17,724	18,427	17,348	15,516	13,562	15,468	12,295

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

The Bank of New York Mellon Corporation    37

Business description

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities;
•	the results of M1BB and Mellon United National Bank; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results;
•	revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of securities and other assets.

Noninterest expense includes:

•	merger and integration charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $331 million for the third quarter of 2008, compared with a loss of $207 million in the third quarter of 2007, and a loss of $713 million in the second quarter of 2008.

The Other segment includes the following activity:

In the third quarter of 2008:

•	a $162 million (pre-tax) securities loss associated with other-than-temporary-impairment (“OTTI”) recorded in total fee and other revenue; and
•	a $112 million (pre-tax) loss related to the SILO/LILO settlement recorded in net interest revenue.

In the second quarter of 2008:

•	a $377 million (pre-tax) loss related to the SILO charge recorded in net interest revenue; and
•	a $152 million (pre-tax) securities loss associated with OTTI recorded in total fee and other revenue.

In the first quarter of 2008:

•	a $51 million (pre-tax) securities loss associated with OTTI recorded in total fee and other revenue.

Total fee and other revenue decreased $182 million compared with the third quarter of 2007 and increased $4 million sequentially. The decrease compared with the third quarter of 2007 was due primarily to the write-down of certain investments in the securities portfolio.

Net interest revenue was $6 million in the third quarter of 2008 compared with net interest revenue of $66 million in the third quarter of 2007 and net interest expense of $260 million in the second quarter of 2008. The decrease compared with the third quarter of 2007 reflects the SILO/LILO charge recorded in the third quarter of 2008, partially offset by the impact of the changing interest rate environment on Corporate Treasury allocations. The third quarter of 2007 also reflects a $22 million charge for the negative impact of a required recalculation of the yield on leverage leases.

The provision for credit losses was $29 million in the third quarter of 2008 compared with $26 million in the second quarter of 2008. There was no provision for credit losses recorded in the third quarter of 2007. The increase in provision for credit losses compared with the third quarter of 2007 reflects an increase in nonperforming loans.

Noninterest expense (excluding intangible amortization and M&I expenses) decreased $33 million compared with the third quarter of 2007 and decreased $73 million sequentially. Both declines were due primarily to lower incentives and the sale of M1BB in June 2008. M&I expenses associated with the Mellon Financial merger were $107 million in the third quarter of 2008. See the “Noninterest expense” section for the details of M&I expenses.

Year-to-date 2008 compared with year-to-date 2007

Income before taxes was a loss of $1.2 billion in the first nine months of 2008 compared with a loss of $297 million in the first nine months of 2007. Total revenue decreased $575 million, primarily reflecting the impairment charges described above. Net interest revenue decreased $223 million reflecting the SILO/LILO charges, partially offset by the impact of the changing interest rate environment on Corporate Treasury allocations. Noninterest

38    The Bank of New York Mellon Corporation

expenses (excluding intangible amortization and merger and integration expenses) increased $139 million, reflecting the merger with Mellon Financial, as well as higher professional, legal and other purchased services expense.

Critical accounting estimates

Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K. Our critical accounting estimates are those related to the allowance for credit losses, fair value of financial instruments, goodwill and other intangibles, pension accounting and other than temporary impairment as referenced or described below.

Critical policy	Reference
Allowance for credit losses	BNY Mellon’s 2007 Annual Report, page 33.
Goodwill and other intangibles	BNY Mellon’s 2007 Annual Report, page 34.
Pension accounting	BNY Mellon’s 2007 Annual Report, pages 34 and 35.

Fair value of financial instruments

On Jan. 1, 2008, we adopted SFAS 157 and SFAS 159. For further information, see Note 3 to the Notes to Consolidated Financial Statements.

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

Fair value – Securities

Level 1

Recent quoted prices from exchange transactions are used for debt and equity securities that are actively traded on exchanges and for U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid over the counter markets. We include these securities in Level 1 of the SFAS 157 hierarchy.

Level 2

For securities where quotes from recent transactions are not available, we determine fair value primarily based on pricing sources with reasonable levels of price transparency that employ financial models or obtain comparisons to similar instruments to arrive at “consensus” prices. Model-based pricing performed by the pricing sources uses observable inputs for interest rates, paydowns, default rates, home price appreciation or depreciation (severity), foreign exchange rates, option volatilities and other factors. Securities included in this category that are affected by the lack of market liquidity include our Alt-A residential mortgage-backed securities, subprime residential mortgage-backed securities, European floating rate notes and commercial mortgage-backed securities. In addition, we have significant investments in more actively traded agency mortgage-backed securities and the pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers.

The pricing sources receive their daily observed trade price and other information feeds from the interdealer brokers.

For securities with bond insurance, the pricing sources analyze the financial strength of the insurance provider and include that information in the fair value assessment determination for such securities.

The pricing sources provide an evaluation that represents their good faith opinion, based on information available, as to what a buyer in the marketplace would pay for a security (typically in an institutional round lot position) in a current sale. Given that, on average, less than 1% of the outstanding U.S. dollar debt trades on any given day, the pricing sources generally draw parallels

The Bank of New York Mellon Corporation    39

from current market activity to generate evaluations for the majority of issues that have not traded. They discontinue pricing any specific security whenever they determine there is insufficient observable data to provide a good faith opinion on price. During the third quarter of 2008, the pricing sources did not discontinue pricing for any securities in our investment securities portfolio.

The prices provided by pricing sources are subject to review and challenges by industry participants, including ourselves.

Level 3

Where we have used our own cash flow models and estimates, we classify them in Level 3 of the SFAS 157 hierarchy. Our Level 3 securities represent 1% of our securities recorded at fair value and include certain asset-backed securities CDOs and other retained interests in securitization transactions.

For details of our securities by SFAS 157 hierarchy level, see Note 12 to the Notes to Consolidated Financial Statements.

More than 95% of our securities are valued by pricing sources with reasonable levels of price transparency. Approximately 1% of our securities are priced based on non-binding dealer quotes and are included in Level 3.

Fair value – Derivative financial instruments

Level 1

We include derivative financial instruments that are actively traded on exchanges, principally foreign exchange futures and forward contracts, in Level 1 of the SFAS 157 hierarchy.

Level 2

The majority of our derivative financial instruments are priced using the Company’s internal models which use observable inputs for interest rates, pay-downs (both actual and expected), foreign exchange rates, option volatilities and other factors. The valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns, and results of stress tests.

In order to test the appropriateness of the valuations, we subject the models to review and approval by an independent internal risk management function, benchmark the models against similar instruments and validate model estimates to actual cash transactions. In addition, we perform detailed reviews and analyses of profit and loss. Valuation adjustments are determined and controlled by a function independent of the area initiating the risk position. As markets and products develop and the pricing for certain products becomes more transparent, we refine our valuation methods. Any changes to the valuation models are reviewed by management to ensure the changes are justified.

To confirm that our valuation policies are consistent with exit price as prescribed by SFAS 157, we reviewed our securities and derivative valuations using recent transactions in the marketplace, pricing services and the results of similar types of transactions. As a result of maximizing observable inputs as required by SFAS 157, in the first quarter of 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. The cumulative effect of making this derivative valuation adjustment was required by SFAS 157 to be recorded in our earnings beginning in the first quarter of 2008 and decreased foreign exchange and other trading revenue $50 million in the first nine months of 2008.

Substantially all of our model-priced derivative financial instruments are included in Level 2 of the SFAS 157 hierarchy.

Level 3

Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. These interest rate swaps are included in Level 3 of the fair value hierarchy and compose less than 1% of our derivative financial instruments.

For details of our derivative financial instruments by SFAS 157 hierarchy level, see Note 12 to the Notes to Consolidated Financial Statements.

40    The Bank of New York Mellon Corporation

Fair value option

SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in income. Effective Jan. 1, 2008, we elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings and, as a result, recorded a cumulative effect decrease to retained earnings of $36 million. Subsequently, $280 million was repaid in full; accordingly, as of Sept. 30, 2008, only $110 million of unfunded loan commitments were recorded at fair value. These are valued using quotes from dealers in the loan markets, and we include these in Level 3 of the SFAS 157 hierarchy. See Note 13 to the Notes to Consolidated Financial Statements for additional disclosure regarding SFAS 159. In the third quarter of 2008, we elected fair value accounting for other short-term investments – U.S. government-backed commercial paper ($10.9 billion) and borrowings from Federal Reserve related to asset-backed commercial paper ($10.9 billion).

Fair value – Judgments

In times of illiquid markets and financial stress, actual prices and valuations may significantly diverge from results predicted by models. In addition, other factors can affect our estimate of fair value, including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate. See “Basis of Presentation” in Note 1 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Other-than-temporary impairment

We routinely conduct periodic reviews to identify and evaluate each investment security that has an unrealized loss to determine whether OTTI has occurred.

Almost all mortgage-backed securities included in our investment securities portfolio are valued using dealer quotes and vendor prices. Economic models, in conjunction with dealer quotes and vendor prices, are used to determine whether an OTTI has occurred on these securities. Specifically, for each non-agency residential mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI impairment has occurred. The scope of this review includes all factors relevant to a possible finding that losses from the underlying residential mortgages might directly impact the investment security, including, among other elements: a thorough evaluation of the credit quality and performance of the security’s mortgage collateral; the total credit enhancement, including the current level of subordination protecting the security; a vintage- and sector-specific estimation of the losses expected from the underlying collateral; the timing and velocity of these expected losses and their effect on the projected future cash flows of the security; as well as macro-economic considerations such as, most pertinently, the current and expected decline in home prices on both a national and regional basis. An important driver in the value of mortgage-backed securities in the market is peak-to-trough home values. The peak-to-trough estimates are determined by using several independent sources, including: forecasts of future home price appreciation rates, housing sales data, housing inventory levels, and other significant housing market trends, as well as the forward curve for interest rates. At Sept. 30, 2008, we assumed an additional decline of approximately 15% in national home prices over the next two years and estimated the impact it would have on the cash flows underlying the individual securities. If principal and interest are not expected to be paid, we record the difference between the carrying value and the fair value as a charge to earnings.

HELOC portfolio holdings are regularly evaluated for potential OTTI. The HELOC deals are guaranteed, with credit enhancement provided by a combination of excess spread, over-collateralization, subordination, and a note insurance policy provided by a monoline insurer. For the HELOC holdings, the rating is highly dependent upon the rating of the monoline insurance provider. HELOCs with a current face value of approximately $740 million and a fair market value

The Bank of New York Mellon Corporation    41

of approximately $438 million are guaranteed by various monoline insurers as of Sept. 30, 2008.

As the monoline insurers experience credit rating downgrades and it is determined that the monoline insurer may possibly not be able to meets it’s obligations, the HELOC holdings guaranteed by those insurers are further evaluated based on the deal collateral and structure without the insurer guarantee. Potential losses are compared to the available total coverage provided by excess spread, over-collateralization and subordination for each bond to determine OTTI.

In addition, we assess OTTI for an appropriate subset of our investment securities subject to EITF 99-20 by testing for an adverse change in cash flows, and utilizing our best estimate of the cash flows that a market participant would use in determining the fair value of the security. Any unrealized loss on a security identified as other than temporarily impaired under EITF 99-20 analysis is charged to earnings.

Consolidated balance sheet review

During the last two weeks of September, our balance sheet realized a significant increase in client deposits, reflecting client reaction to market volatility. At Sept. 30, 2008, total assets grew to $267.5 billion compared with $201.2 billion at June 30, 2008 and $197.7 billion at Dec. 31, 2007. Deposits totaled $174.2 billion at Sept. 30, 2008, $127.2 billion at June 30, 2008 and $118.1 billion at Dec. 31, 2007. Total assets averaged $198.8 billion for the third quarter of 2008, compared with $196.0 billion for the second quarter of 2008. Total deposits averaged $120.3 billion in the third quarter of 2008 and $119.6 billion in the second quarter of 2008.

Due to the anticipated short-term nature of the client deposits received in the third quarter, we placed them primarily with either the Federal Reserve or in overnight deposits with large global banks. As a result, our percentage of liquid assets to total assets increased to 43% at Sept. 30, 2008 from 30% at June 30, 2008. At Sept. 30, 2008, we had approximately $70.9 billion of overnight liquid funds and cash of $45.3 billion (including approximately $37.9 billion on deposit with the Federal Reserve) for a total of approximately $116.2 billion of available funds.

Total shareholders’ equity was $27.5 billion at Sept. 30, 2008 compared with $29.4 billion at Dec. 31, 2007. The decrease reflects higher unrealized mark-to-market losses in the investment securities portfolio.

Included in total assets at Sept. 30, 2008 was $10.9 billion of U.S. government-backed commercial paper funded by borrowings from the Federal Reserve under its ABCP MMMF Program. The ABCP Program was implemented in the third quarter of 2008 by the Federal Reserve to help restore liquidity to the ABCP markets and thereby help money market funds meet demand for redemptions.

Included in interest-bearing deposits with banks at Sept. 30, 2008 is approximately $17 billion of certificates of deposits (“CDs”) purchased from money market mutual funds managed by Dreyfus. The acquisition of these CDs resulted in a loss of $11 million in the third quarter of 2008, which was recorded in support agreement charges. Approximately $8 billion of these CDs were repaid without loss in October 2008. In addition, in October 2008, the Company purchased approximately $6 billion of CDs from the Dreyfus funds. Absent any credit deterioration, losses on these CDs will be amortized to income over the lives of the CDs, which have varying maturities through early 2009.

Investment securities were $41.6 billion or 16% of assets at Sept. 30, 2008, compared with $48.7 billion or 25% of assets at Dec. 31, 2007. The decrease in investment securities primarily relates to higher unrealized securities losses as well as paydowns in the mortgage-backed securities portfolio.

Loans were $59.0 billion or 22% of assets at Sept. 30, 2008, compared with $50.9 billion or 26% of assets at Dec. 31, 2007. The increase in loan levels was primarily due to higher overdrafts and loans to broker dealers, partially offset by the sale of M1BB in June 2008.

42    The Bank of New York Mellon Corporation

Investment securities

The following table shows the distribution of our securities portfolio:

Investment securities (at fair value) (in millions)	Sept. 30, 2008	Dec. 31, 2007
Fixed income securities:
Mortgage and asset-backed securities	$37,082	$44,934
Corporate debt	578	560
Short-term money market instruments	428	452
U.S. treasury securities	974	437
U.S. government agencies	1	778
State and political subdivisions	1,093	721
Other foreign debt	10	298
Subtotal fixed income securities	40,166	48,180
Equity securities:
Money market or fixed income funds	1,100	406
Other	224	103
Subtotal equity securities	1,324	509
Total investment securities – fair value	$41,490	$48,689
Total investment securities – carrying value	$41,615	$48,698

At Sept. 30, 2008, the carrying value of our investment securities portfolio was $41.6 billion compared with $48.7 billion at Dec. 31, 2007. Average investment securities were $43.5 billion in the third quarter of 2008, compared with $45.1 billion in the second quarter of 2008.

During the third quarter of 2008, we reassessed the classification of certain asset-backed and mortgage-backed securities. In September 2008, we reclassified approximately $6.1 billion at fair value of our available-for-sale securities to held-to-maturity. The related unrealized pretax loss of approximately $634 million included in accumulated other comprehensive income (“OCI”) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. We consider the held-to-maturity classification to be more appropriate because we have the ability and the intent to hold the securities to maturity.

The following table provides the detail of our securities portfolio.

Securities portfolio Sept. 30, 2008	Amortized	Fair	Fair Value as % of Amortized	Portfolio Aggregate Unrealized	Quarter to-date	Life-to-date/ Impairment		Ratings
(dollar amounts in millions)	Cost	Value	Cost (a)	Gain/Loss	Change	Charges (b)		AAA	AA	A	Other

Agencies	$11,565	$11,456	99%	$(109)	$(61)	$-		100%	-%	-%	-%
Alt-A securities	8,825	6,486	72	(2,339)	(925)	246		74	10	10	6
Prime/Other mortgage-backed securities	7,012	6,300	90	(712)	(315)	12		95	3	1	1
Subprime mortgage securities	1,602	1,202	72	(400)	(77)	63		27	54	16	3
Commercial mortgage-backed securities	2,845	2,650	93	(195)	(91)	-		97	3	-	-
Asset-backed securities CDOs	41	39	11	(2)	35	320		41	10	33	16
European floating rate notes	8,131	7,658	94	(473)	(128)	-		98	2	-	-
Home equity lines of credit	624	439	58	(185)	(37)	137		23	22	28	27
SIV securities	131	130	71	(1)	(3)	51		63	12	9	16
Other	5,364	5,130	94	(234)	(79)	90		48	10	21	21

Total	$46,140	$41,490	88%	$(4,650)	$(1,681)	$919	(b)	85%	6%	5%	4%

(a)	Amortized cost before impairments.
(b)	Life-to-date impairment charges include $301 million associated with the consolidation of TRFC in December 2007.

The unrealized net of tax loss on our total securities available for sale portfolio was $2.8 billion at Sept. 30, 2008. The unrealized net of tax loss includes $10 million related to securities available for sale for which the valuation fell within Level 3 of the SFAS 157 hierarchy. See Note 12 in the Notes to Consolidated Financial Statements for an explanation of SFAS 157 fair value hierarchy. The unrealized net of tax loss at June 30, 2008 was $1.8 billion. The unrealized net of tax loss increased in the third quarter of 2008 compared with the second quarter of 2008 due to wider credit spreads. At Sept. 30, 2008, the securities in our portfolio continued to remain highly rated, with 91% rated AAA/AA. We continue to have the ability and intent to hold our investment securities until any temporary impairment is recovered, or until maturity.

The Bank of New York Mellon Corporation    43

We routinely test our investment securities for OTTI. (See “Critical estimates” for additional disclosure regarding OTTI.) As a result, we recorded an impairment charge and wrote down to current market value certain securities, resulting in a $162 million pre-tax securities loss comprised of the following:

Securities losses (impairment charges)	Quarter ended
Sept. 30,
(in millions)	2008
Alt-A securities	$29
Prime mortgage securities	12
Subprime mortgage securities	12
Asset-backed securities CDOs	42
Home equity line of credit securities	10
SIV securities	5
Other (including $25 million of FHLMC)	52
Total securities losses (impairment charges)	$162

If actual delinquencies, default rates and loss severity assumptions worsen, we would expect additional impairment losses to be recorded in future periods.

At the time of purchase, 100% of our Alt-A portfolio was rated AAA. At Sept. 30, 2008, this portfolio had migrated to 74% AAA-rated, 10% AA-rated, 10% A-rated and 6% other. At the time of purchase, the portfolio’s weighted-average FICO score was 711 and its weighted-average LTV was 74%. Approximately 50% of the total portfolio is supported by better performing fixed-rate collateral. Finally, the portfolio’s weighted-average current credit enhancement is approximately 13%. The unrealized loss on the Alt-A portfolio at Sept. 30, 2008 was $2.3 billion. Approximately 2% of the Alt-A portfolio represents option adjustable rate mortgages (“option ARMS”). At Sept. 30, 2008, the securities for which option ARMs was the underlying collateral were rated 83% AAA and 17% AA.

The table below shows the vintages of our Alt-A securities portfolio at Sept. 30, 2008:

Alt-A vintages at Sept. 30, 2008			Life-to- date Impairment Charges	Fair value as a % of Amortized Cost (a)
(in millions)	Amortized Cost	Fair Value
2007	$2,493	$1,738	$90	67%
2006	2,925	1,975	108	65
2005	2,580	2,049	48	78
2004 and earlier	827	724	-	88
Total	$8,825	$6,486	$246	72%
(a)	Fair value as a percentage of amortized cost before impairments.

At Sept. 30, 2008, the fair value of our total ABS CDOs was $51 million. The fair value of this portfolio, net of OTTI, was 11% of par at Sept. 30, 2008. At Sept. 30, 2008, $12 million of

ABS CDOs are included in trading assets and $39 million are included in securities available-for-sale. The CDO securities are included in Level 3 in the fair value hierarchy as described in Note 12 to the Notes to Consolidated Financial Statements.

The HELOC securities are tested for impairment based on the condition of the monoline insurer providing credit support and the quality of the underlying deal collateral and structure. Securities were deemed impaired if we expected they would not be repaid in full without the support of the insurer and the insurer was rated below investment grade. The HELOC securities losses in the third quarter of 2008 resulted from both weakening credit support due to below investment grade ratings of certain bond insurers and deterioration of specific securities.

At Sept. 30, 2008, our portfolio included $130 million of SIV securities. These securities were carried at 71% of par. On Jan. 8, 2008, we were notified of an enforcement action against the SIV related to the securities. This enforcement action will likely result in the liquidation of the SIV. We expect to receive an in-kind vertical slice of the underlying assets held by the SIV upon liquidation. The underlying assets held by the SIV were rated 63% AAA, 12% AA, 9% A and 16% other at Sept. 30, 2008.

At Sept. 30, 2008, the fair value of the SIV securities was determined by reviewing the assets underlying the securities. The underlying assets were priced primarily using broker quotes and vendor prices. The SIV securities are included in Level 3 in the fair value hierarchy as described in Note 12 to the Notes to Consolidated Financial Statements.

At Sept. 30, 2008, the fair value of our subprime mortgage securities portfolio was $1.2 billion with 81% of the portfolio rated AA or higher. The weighted-average current credit enhancement on this portfolio was approximately 35% at Sept. 30, 2008.

The table below shows the vintages of our subprime mortgage securities portfolio at Sept. 30, 2008:

Subprime vintages at Sept. 30, 2008			Life-to- date Impairment Charges	Fair value as a % of
(in millions)	Amortized Cost	Fair Value		Amortized Cost (a)
2007	$118	$91	$24	64%
2006	171	144	26	73
2005	234	143	2	61
2004 and earlier	1,079	824	11	76
Total	$1,602	$1,202	$63	72%
(a)	Fair value as a percentage of amortized cost before impairments.

44    The Bank of New York Mellon Corporation

We have discontinued accruing interest on $323 million of securities that have incurred other than temporary impairment, including $311 million in the available-for-sale portfolio and $12 million in the trading portfolio, due to uncertainty about collecting the carrying value. In the third quarter of 2008, we received $6 million of interest and $27 million of principal payments on these securities.

No gains or losses were recorded on securities sold from the available-for-sale portfolio in the third quarter of 2008.

The effective duration of our mortgage and asset-backed securities at Sept. 30, 2008 was approximately 2.41 years.

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	Sept. 30, 2008		Dec. 31, 2007
Municipal securities	$574		$660
Mortgage-backed securities	196		250
Home equity lines of credit securities	438		779
Other asset-backed securities	9		10
Total fair value	$1,217	(a)	$1,699
Amortized cost less write-downs	$1,460		$1,616
Mark-to-market unrealized gain/ (loss) (pre-tax)	$(243)		$83
(a)	The par value guaranteed by the monoline insurers was $1.6 billion.

At Sept. 30, 2008, these securities were rated 22% AAA, 45% AA, and 33% other. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer.

Loans

Total loans (in billions)	Sept. 30, 2008	Dec. 31, 2007
Period-end:
Non-margin	$53.5	$45.7
Margin	5.5	5.2
Total	$59.0	$50.9
Quarterly average:
Non-margin	$41.2	$41.8
Margin	5.8	5.3
Total	$47.0	$47.1

Total loans were $59.0 billion at Sept. 30, 2008, compared with $50.9 billion at Dec. 31, 2007. The increase in total loans primarily reflects increased overdrafts and loans to broker-dealers, partially offset by the sale of M1BB ($1.1 billion). Loans to broker-dealers are primarily short-term and secured. Average total loans were $47.0 billion in the third quarter of 2008, compared with $47.2 billion in the second quarter of 2008 and $47.1 billion in the fourth quarter of 2007. At Sept. 30, 2008, we had less than $16 million of subprime mortgages in our loan portfolio. These loans, which are included in other residential mortgages, were issued to support our Community Reinvestment Act requirements.

The following table provides additional details on our credit exposures and outstandings at Sept. 30, 2008 compared to Dec. 31, 2007.

Total exposure - consolidated	Sept. 30, 2008			Dec. 31, 2007
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$19.0	$25.7	$44.7	$14.1	$32.2	$46.3
Commercial	5.7	25.4	31.1	6.0	27.8	33.8
Subtotal institutional	24.7	51.1	75.8	20.1	60.0	80.1
Wealth management loans and mortgages	5.2	2.3	7.5	4.5	1.9	6.4
Lease financing	4.1	0.1	4.2	4.9	0.1	5.0
Commercial real estate	3.1	1.9	5.0	3.0	1.7	4.7
Other residential mortgages	2.6	0.1	2.7	3.1	-	3.1
Overdrafts	13.2	-	13.2	9.7	-	9.7
Other	0.6	0.3	0.9	0.4	0.3	0.7
Subtotal non-margin loans	53.5	55.8	109.3	45.7	64.0	109.7
Margin loans	5.5	-	5.5	5.2	-	5.2
Total	$59.0	$55.8	$114.8	$50.9	$64.0	$114.9

The Bank of New York Mellon Corporation    45

At Sept. 30, 2008, total exposures were $114.8 billion, a slight decrease from $114.9 billion at Dec. 31 2007, as decreased financial institutions and commercial exposure and the sale of M1BB more than offset an increase in overdrafts. Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 66% of our total lending exposure.

On Jan. 1, 2008, we elected the fair value option under SFAS 159 for $390 million of certain existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing other financial instruments which are fair valued in earnings. In the third quarter of 2008, $280 million of this exposure was paid in full. At Sept. 30, 2008, $110 million of unfunded loan commitments were accounted for under the fair value option.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions	Sept. 30, 2008					Dec. 31, 2007
portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$12.0	$3.5	$15.5	94%	95%	$6.9	$5.2	$12.1
Asset managers	1.1	7.2	8.3	94	87	1.2	9.9	11.1
Insurance	0.5	6.6	7.1	98	30	0.2	7.2	7.4
Banks	4.5	2.5	7.0	67	91	4.2	3.2	7.4
Government	0.1	2.9	3.0	98	17	0.1	3.2	3.3
Other	0.8	3.0	3.8	90	51	1.5	3.5	5.0
Total	$19.0	$25.7	$44.7	90%	73%	$14.1	$32.2	$46.3

The financial institutions portfolio exposure was $44.7 billion at Sept. 30, 2008, compared to $46.3 billion at Dec. 31, 2007. The change from Dec. 31, 2007 primarily reflects a decrease in all exposure categories with the exception of the securities industry. The increase in exposure to the securities industry primarily reflects increased loans to broker-dealers. Exposures to financial institutions are high quality with 90% meeting the investment grade equivalent criteria of our rating system. These exposures are generally short-term, with 73% expiring within one year and are frequently secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 94% meeting our investment grade equivalent ratings criteria. These exposures are generally short term liquidity facilities with the vast majority to regulated mutual funds. At Sept. 30, 2008, we had no exposure to SIVs.

At Sept. 30, 2008, insurance exposure in the table above includes $122 million of direct credit exposure to five monoline financial guaranty insurers. This exposure decreased nearly 50% from $239 million at June 30, 2008. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

46    The Bank of New York Mellon Corporation

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	Sept. 30, 2008					Dec. 31, 2007
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$1.2	$2.3	$3.5	68%	16%	$1.4	$2.8	$4.2
Manufacturing	1.3	8.0	9.3	81	20	1.9	9.2	11.1
Energy and utilities	1.4	6.5	7.9	93	7	1.0	6.4	7.4
Services and other	1.8	8.6	10.4	77	32	1.7	9.4	11.1
Total	$5.7	$25.4	$31.1	81%	20%	$6.0	$27.8	$33.8

The commercial portfolio exposure decreased to $31.1 billion at Sept. 30, 2008, from $33.8 billion at Dec. 31, 2007, primarily reflecting decreased exposure to the manufacturing industry (including $1.2 billion due to the sale of M1BB) and media and telecom. Approximately 81% of the portfolio is investment grade and 20% of the portfolio matures within one year. Our goal is to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At Sept. 30, 2008, total exposures in our automotive portfolio included $224 million of secured exposure to Big Three automotive manufacturers and a total of $156 million to 11 suppliers.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade:

Percent of the portfolios that are investment grade	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
Financial institutions	85%	88%	87%	88%	90%
Commercial	80%	82%	80%	83%	81%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities, and jumbo mortgages.

Lease financings

We utilize the leasing portfolio as part of our tax cash flow management strategy. The leasing portfolio consisted of non-airline exposures of $4.0 billion and $241 million of airline exposures at Sept. 30, 2008. Approximately 95% of the non-airline exposure is investment grade, or investment grade equivalent.

At Sept. 30, 2008, our $241 million of exposure to the airline industry consisted of a $19 million real estate lease exposure, as well as the airline-leasing portfolio which included $85 million to major U.S. carriers, $122 million to foreign airlines and $15 million to U.S. regionals.

During the third quarter of 2008, the airline industry continued to face difficult operating conditions. Higher fuel prices combined with a weaker economic outlook for the fourth quarter of 2008 had a dampening effect on aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows.

Our commercial real estate lending activities include both construction facilities and medium-term loans.

The Bank of New York Mellon Corporation    47

Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $5.0 billion at Sept. 30, 2008 compared with $4.7 billion at Dec. 31, 2007. The increase primarily resulted from loans secured by residential and office buildings and loans to investment grade real estate investment trusts (“REITs”). At Sept. 30, 2008, approximately 75% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type with approximately 44% secured by residential buildings, approximately 23% secured by office buildings, approximately 9% secured by retail properties and 24% by other categories. Approximately 87% of the unsecured portfolio is allocated to REITs under revolving credit agreements.

At Sept. 30, 2008, our commercial real estate portfolio is comprised of the following concentrations: New York metro – 36%; Florida – 22%; investment grade REITs – 22% and other – 20%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans. As noted above, at Sept. 30, 2008, we had less than $16 million in subprime mortgages included in this portfolio.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans are composed largely of Community Development Corporation and non-mortgage Community Reinvestment Act loans and other consumer loans.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services and deemphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend and overdrafts associated with clearing and settlement.

We have implemented the following institutional credit strategies to improve our credit risk profile:

•	Focus on investment grade names to support cross-selling;
•	Avoid single name/industry concentrations, using credit default swaps as appropriate. At Sept. 30, 2008, we used credit default swaps to reduce exposure on $1.2 billion of loans and commitments; and
•

At Dec. 31, 2007, we established a target of $4.5 billion of exposure reduction for specific exposures. In the third quarter, we revised our targeted exposure reduction to $10 billion. At Sept. 30, 2008, we reduced our targeted exposure by $8.3 billion. We will continue to review the portfolio to identify opportunities to minimize non-strategic lending activities and reduce risk.

Allowance for credit losses
(dollar amounts in millions)	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007	Sept. 30, 2007

Margin loans	$5,464	$5,489	$5,210	$4,926
Non-margin loans	53,578	45,079	45,721	45,930

Total loans	$59,042	$50,568	$50,931	$50,856

Quarterly activity
Allowance for credit losses:
Beginning balance	$486	$487	$510	$415
Merger with Mellon Financial	-	-	-	130
Sale of M1BB		(13)	-	-
Provision for credit losses	30	25	20	-
Net (charge-off) recoveries	(22)	(13)	(36)	(35)

Total allowance for credit losses	$494	$486	$494	$510

Allowance for loan losses	$365	$353	$327	$332
Allowance for unfunded commitments	129	133	167	178
Allowance for loan losses as a percent of total loans	0.62%	0.70%	0.64%	0.65%
Allowance for loan losses as a percent of non- margin loans	0.68%	0.78%	0.72%	0.72%
Total allowance for credit losses as a percent of total loans	0.84%	0.96%	0.97%	1.00%
Total allowance for credit losses as a percent of non-margin loans	0.92%	1.08%	1.08%	1.11%

48    The Bank of New York Mellon Corporation

The total allowance for credit losses was $494 million or 0.84% of total loans at Sept. 30, 2008, compared with $510 million, or 1.00% of total loans at Sept. 30, 2007, $486 million, or 0.96% of total loans at June 30, 2008, and $494 million, or 0.97% of total loans at Dec. 31, 2007. The decrease in the allowance for credit losses to total loans at Sept. 30, 2008 reflects the higher level of loans at Sept. 30, 2008. The allowance for credit losses increased compared with June 30, 2008, as the $30 million provision for credit losses more than offset net charge-offs of $22 million in the third quarter of 2008.

We had $5.5 billion of secured margin loans on our balance sheet at both Sept. 30, 2008 compared with $5.2 billion at
Dec. 31, 2007. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

The fourth element, the unallocated allowance, is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle;
•	Past experience including recent loss experience;
•	Credit quality trends;
•	Collateral values;
•	Volume, composition, and growth of the loan portfolio;
•	Specific credits and industry conditions;
•	Results of bank regulatory and internal credit exams;
•	Geopolitical issues and their impact on the economy; and
•	Volatility and model risk.

The Bank of New York Mellon Corporation    49

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007	Sept. 30, 2007

Commercial	56%	55%	60%	57%
Other residential mortgages	14	12	5	5
Commercial real estate	6	6	4	2
Wealth management loans and mortgages	3	3	3	3
Foreign	2	2	5	5
Unallocated	19	22	23	28

Total	100%	100%	100%	100%

The above allocation is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The increase in allowance for credit losses for other residential mortgages from June 30, 2008 resulted from an increase in the allowance allocated to other residential mortgages reflecting the current market environment. The percentage of the unallocated allowance for credit losses was 19% at Sept. 30, 2008, down from 22% at June 30, 2008 and 28% at Sept. 30, 2007. The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment. At Sept. 30, 2008, if the unallocated allowance, as a percent of the total allowance, was 5% higher or lower, the allowance would have increased or decreased by approximately $25 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $107 million, while if each credit were rated one grade worse, the allowance would have increased by $298 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $34 million, while if the loss given default were one rating better, the allowance would have decreased by $58 million.

For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance would have decreased or increased by $4 million, respectively.

Nonperforming assets

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007

Loans:
Commercial real estate	$118	$106	$40
Other residential mortgages	75	55	20
Commercial	65	52	39
Foreign	1	60	87
Wealth management loans and mortgages	-	-	-

Total nonperforming loans	259	273	186
Other assets owned	8	6	4

Total nonperforming assets	$267	$279	$190

Nonperforming assets ratio	0.5%	0.6%	0.4%
Allowance for loan losses/ nonperforming loans	140.9%	129.3%	175.8%
Allowance for loan losses/ nonperforming assets	136.7%	126.5%	172.1%
Total allowance for credit losses/ nonperforming loans	190.7%	178.0%	265.6%
Total allowance for credit losses/ nonperforming assets	185.0%	174.2%	260.0%

The sequential quarter decrease in nonperforming assets primarily resulted from $40 million of payments and $12 million of charge-offs on loans to foreign SIVs. The decreases were partially offset by an increase of $20 million in other residential mortgages, a net increase of $19 million for a loan to a newspaper publisher and a $13 million commercial real estate loan. The ratio of allowance for loan losses to nonperforming assets was 136.7% at Sept. 30, 2008 compared with 126.5% at June 30, 2008.

Commercial loans are placed on nonaccrual status when the fair value of collateral is less than the principal and principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Residential mortgage loans are generally placed in nonaccrual status, when, in our judgment, collection is in doubt or the loans are 90 days or more delinquent, subject to an impairment test. Consumer loans are not classified as nonperforming assets, but are charged off based upon an established delinquency schedule determined by product. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest payments received on nonaccrual loans may be recognized as income or applied to principal depending upon management’s judgment. Nonaccrual loans generally are restored to accrual status when

50    The Bank of New York Mellon Corporation

principal and interest are current or they become fully collateralized.

Nonperforming assets quarterly activity (in millions)	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007
Balance at beginning of period	$279	$215	$37
Additions	66	98	187
Net charge-offs	(22)	(13)	(33)
Paydowns/sales	(57)	(22)	(4)
Other	1	1	3
Balance at end of period	$267	$279	$190

Loans past due 90 days or more as to principal or interest totaled $335 million at Sept. 30, 2008, compared with $334 million at June 30, 2008. Past due loans at Sept. 30, 2008 were primarily comprised of loans to an asset manager that has filed for bankruptcy (see Legal Proceedings). These loans are well secured, largely by cash and high-grade fixed income securities, and are in the process of collection.

Interest income would have increased by $4.4 million and $1.1 million for the third quarters of 2008 and 2007 if loans on nonaccrual status at Sept. 30, 2008 and 2007 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $7.7 million and $2.3 million for 2008 and 2007 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	Sept. 30, 2008	June 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Impaired loans with an allowance	$151	$186	$141	$13
Impaired loans without an allowance (a)	31	25	17	2
Total impaired loans	$182	$211	$158	$15
Allowance for impaired loans (b)	$40	$37	$34	$2
Average balance of impaired loans during quarter	184	185	51	16
Interest income recognized on impaired loans during quarter	-	-	-	0.2
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

During the market turmoil that began in mid-September 2008, deposits on the Company’s balance sheet increased significantly, reflecting clients seeking a safe haven during the volatile markets. Total deposits were $174.2 billion at Sept. 30, 2008, compared with $118.1 billion at Dec. 31, 2007. Noninterest-bearing deposits were $81.7 billion at Sept. 30, 2008, compared with $32.4 billion at Dec. 31, 2007. Interest-bearing deposits were $92.5 billion at Sept. 30, 2008, compared with $85.7 billion at Dec. 31, 2007.

Support agreements

As a result of the market events in the third quarter of 2008, the Company voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, impacted by the Lehman bankruptcy. The support agreements relate to:

•

the following five commingled cash funds used primarily for overnight custody cash sweeps: DF Temporary Investment Fund, EB SMAM Short Term Investment Fund, EB Temporary Investment Fund, EB Daily Liquidity Money Market Fund and The Pooled Employee Daily Liquidity Fund;

•	the BNY Mellon Institutional Cash Reserve Fund used for the reinvestment of cash collateral within the Company’s securities lending business; and
•	four Dreyfus money market funds: Dreyfus Liquid Assets Inc., Dreyfus Cash Management Plus, Inc., Dreyfus BASIC Money Market Fund Inc. and Dreyfus Worldwide Dollar Money Market Fund, Inc.

These support agreements are designed to enable these funds with Lehman holdings to continue to operate at a stable share price of $1.00. We recorded support agreement charges of $726 million (pre-tax), or $0.37 per share, in the third quarter of 2008 and $731 million (pre-tax), or $0.38 per share, in the first nine months of 2008. These charges reflect our estimate of the potential liability of Lehman at a value of 13% in the third quarter and include an accrual for the estimated loss in revenue under our securities lending fee arrangements for the impact of the Lehman securities.

At Oct. 31, 2008, our additional potential exposure to support agreements was approximately $313 million, based on the securities subject to these agreements being valued at zero and the NAV of the

The Bank of New York Mellon Corporation    51

related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as previously existing agreements covering SIV exposure. Future realized support agreement charges will principally depend on the price of Lehman securities, fund performance and the number of clients that accept our offer of support.

In addition, during the third quarter of 2008, we determined we would offer to support certain clients holding auction rate securities in the Wealth management ($15 million) and Treasury Services segments ($3 million).

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

The market turmoil that began in mid-September 2008 resulted in a significant increase in our liquid assets. At Sept. 30, 2008, we had approximately $70.9 billion of overnight liquid funds and cash of $45.3 billion (including approximately $37.9 billion on deposit with the Federal Reserve) for a total of approximately $116.2 billion of available funds. This compares with overnight liquid funds and cash of $60 billion at June 30, 2008 and $50 billion at Dec. 31, 2007. Our liquid assets to total assets were 43% at Sept. 30, 2008 compared with 30% at June 30, 2008 and 25% at Dec. 31, 2007. This increase primarily reflects a significant increase in client deposits, reflecting client reactions to market volatility.

On an average basis for the first nine months of 2008 and 2007, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $23.2 billion and $17.8 billion. The increase primarily reflects the merger with Mellon Financial. Average foreign deposits, primarily from our European-based securities servicing business, were $68.5 billion and $45.2 billion for the first nine months of 2008 and 2007, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and custody businesses, the merger with Mellon Financial and the transition of deposits in 2007 related to the Acquired Corporate Trust Business. Domestic savings and other time deposits averaged $7.8 billion for the first nine months of 2008, compared with $1.4 billion for the first nine months of 2007. The increase reflects the merger with Mellon Financial and a large government agency deposit that was placed with the Company in the first half of 2008. A significant reduction in our securities servicing businesses would reduce our access to deposits.

Average payables to customers and broker-dealers were $5.5 billion for the first nine months of 2008 and $5.1 billion for the first nine months of 2007. Long-term debt averaged $16.7 billion and $11.3 billion for the first nine months of 2008 and 2007, respectively. The increase in long-term debt primarily reflects the merger with Mellon Financial. Average noninterest-bearing deposits increased to $28.2 billion in the first nine months of 2008 from $18.9 billion in the first nine months of 2007, primarily reflecting the merger with Mellon Financial, as well as the substantial increase in customer deposits in September.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

At Sept. 30, 2008, our bank subsidiaries had the ability to pay dividends of approximately $2.1 billion to the Parent without the need for a regulatory waiver. This dividend capacity would

52    The Bank of New York Mellon Corporation

increase in the remainder of 2008 to the extent of the banks’ net income less dividends. At Sept. 30, 2008, nonbank subsidiaries of the Parent had liquid assets of approximately $0.8 billion. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

For the quarter ended Sept. 30, 2008, the Parent’s quarterly average commercial paper borrowings were $32 million compared with $46 million for the quarter ended Sept. 30, 2007. The Parent had cash of $3.6 billion at Sept. 30, 2008, compared with $4.4 billion at Dec. 31, 2007. Commercial paper outstandings issued by the Parent were $43 million and $65 million at Sept. 30, 2008 and Dec. 31, 2007, respectively. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2008 decreased by $0.8 billion compared with Dec. 31, 2007. The decrease in cash held by the Parent reflects repayments of long-term debt that matured in the first nine months of 2008. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to take dividends from its banks or issue debt.

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

We are currently in compliance with these covenants. There were no borrowings under this facility at Sept. 30, 2008.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities.

Access to the capital markets is partially dependent on our credit ratings, which, as of Sept. 30, 2008 were as follows:

Debt ratings at Sept. 30, 2008

	Moody’s	Standard & Poor’s	Fitch	Dominion Bond Rating Service
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA (low)
Subordinated debt	Aa3	A+	A+	A (high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon N.A.:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Positive
(long-term)

During the third quarter of 2008, Fitch Ratings revised the rating outlook of the Parent and its affiliates to Stable from Positive. Fitch affirmed all other ratings on our debt.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries. The Parent has $240 million of long-term debt that will become due in the fourth quarter of 2008 and $925 million that will become due in 2009.

The Parent has the option to call $274 million of subordinated debt in the fourth quarter of 2008, which it expects to call and refinance if market conditions are favorable.

In the third quarter of 2008, $1.1 billion of the Company’s senior debt matured. During the third quarter of 2008, we issued $750 million of 5.125% senior medium term notes due in 2013. During the third quarter, we also issued $76 million of medium-term subordinated notes bearing interest at rates 5.50% to 6.15%. The notes, which qualify as Tier II capital, are due in 2023 and 2033.

Double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratio at Sept. 30, 2008 and 2007 was 102.78% and 97.42%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

The Bank of New York Mellon Corporation    53

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $705 million with ten financial institutions matures in March 2009. In the third quarter of 2008, the average borrowing against this line of credit was $411 million. Additionally, Pershing had another committed line of credit for $125 million that matures September 2009. The average borrowing against this line of credit was $1 million during the third quarter of 2008. Pershing LLC has four separate uncommitted lines of credit amounting to $925 million in aggregate. Average daily borrowing under these lines was $33 million, in aggregate, during the third quarter of 2008.

Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed lines of credit of $275 million with four financial institutions matures in March 2009. In the third quarter of 2008, the average borrowing against this line of credit was $6 million. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $117 million, in aggregate, during the third quarter of 2008.

Statement of cash flows

Cash provided by operating activities was $1.5 billion for the first nine months of 2008, compared with $4.2 billion provided by operating activities for the nine months ended Sept. 30, 2007. In the first nine months of 2008, earnings were a significant source of funds. Cash flows from operations in the first nine months of 2007 were principally the result of changes in trading activities and earnings. In the first nine months of 2008, cash used for investing activities was $37.6 billion compared with $19.3 billion in the first nine months of 2007. In the first nine months of 2008, change in interest-bearing deposits and net principal disbursed on loans to customers were significant uses of funds. In the first nine months of 2007 purchases of securities available-for-sale and change in interest-bearing deposits were a significant use of funds.

Through Sept. 30, 2008, cash provided by financing activities was $75.0 billion, compared to $18.3 billion in the first nine months of 2007. In the first nine months of 2008, deposits and other borrowed funds were significant sources of funds, partially offset by the change in commercial paper and repayments of long-term debt. In the first nine months of 2007, deposits were a significant source of funds.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2008		Dec. 31, 2007	Sept. 30, 2007
Average shareholders’ equity to average assets ratio	14.08%		15.10%	15.60%

At period-end:
Total shareholders’ equity	$27,513		$29,403	$28,957
Tier I capital ratio (a)	9.34%		9.32%	9.12%
Total (Tier I plus Tier II) capital ratio	12.84%		13.25%	13.05%
Leverage capital ratio	6.46%		6.53%	6.81%
Tangible common equity	$7,627		$9,171	$9,054
Tangible common equity to assets ratio (b)(c)	3.88	% (c)	5.24%	5.60%
Tangible common equity to average assets ratio (b)(c)	4.41	% (c)	5.38%	5.61%
Book value per common share	$23.97		$25.66	$25.43
Tangible book value per common share	$6.65		$8.00	$7.95
Dividend per share	$0.24		$0.24	$0.24
Dividend yield	2.9%		2.0%	2.2%
Closing common stock price per share	$32.58		$48.76	$44.14
Market capitalization	$37,388		$55,878	$50,266
Common shares outstanding	1,147,567		1,145,983	1,138,682
(a)	The consolidated target Tier I capital ratio is 8.00%.
(b)	Common equity less goodwill and intangible assets plus the benefit of the deferred tax liabilities associated with non-tax deductible intangible assets and tax deductible goodwill, divided by total assets less goodwill and intangible assets. The deferred tax liability associated with non-tax deductible intangible assets totaled $1.91 billion, $2.01 billion and $1.95 billion, respectively. The deferred tax liability associated with tax-deductible goodwill totaled $577 million, $495 million and $468 million, respectively.
(c)	At Sept. 30, 2008, total and average assets were adjusted for the deposits placed with the Federal Reserve of $37.9 billion and other short-term investments – U.S. government-backed commercial paper of $10.9 billion. The average impact of these assets was $3.5 billion in the third quarter of 2008. Both of these sets of assets are assigned a zero risk-weighting by the regulators.

Shareholders’ equity was $27.5 billion at Sept. 30, 2008 compared with $29.4 billion at Dec. 31, 2007. The decrease resulted from a $2.8 billion unrealized, net of tax loss on our total securities portfolio at Sept. 30, 2008. The unrealized net of tax loss at Dec. 31, 2007 was $342 million. During the first nine months of 2008, we retained $528 million of earnings. Accumulated other comprehensive income declined $2.5 billion reflecting the decrease in the fair value of the securities portfolio.

In October 2008, we declared a quarterly common stock dividend of $0.24 per share that was paid on

54    The Bank of New York Mellon Corporation

Nov. 3, 2008, to shareholders of record as of the close of business on Oct 24, 2008.

The Tier I capital ratio varies depending on the size of the balance sheet at quarter-end. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

Our Tier I capital ratio was 9.34% at Sept. 30, 2008, compared with 9.33% at June 30, 2008 and 9.32% at Dec. 31, 2007.

At Sept. 30, 2008, our total assets were $267.5 billion compared with $197.7 billion at Dec. 31, 2007. The higher level of assets primarily resulted from higher client deposits, reflecting client reaction to market volatility. The increase in assets had minimal impact on the Tier I capital ratio as the assets were primarily placed in cash or highly liquid assets that are assigned a zero or 20% risk weighting by the regulators.

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

Our tangible common equity to average assets ratio was 3.88% at Sept. 30, 2008, down from 4.62% at June 30, 2008 and 5.24% at Dec. 31, 2007. Our tangible common equity to average assets ratio was 4.41% at Sept. 30, 2008 compared with 4.76% at June 30, 2008 and 5.38% at Dec. 31, 2007. The decline in both of these ratios since Dec. 31, 2007 reflects the unrealized mark-to-market securities loss mentioned above.

Troubled Asset Relief Program

On Oct. 14, 2008, the U.S. government announced the TARP CPP under the EESA. The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Initially, nine large financial institutions agreed to participate in the program. On Oct. 14, 2008, the Company announced that it would be part of the initial group of nine institutions in which the U.S. Treasury would purchase an equity stake. The Company agreed to issue and sell to the U.S. Treasury preferred stock and a warrant to purchase shares of common stock in accordance with the terms of the CPP for an aggregate purchase price of $3 billion. As a result on Oct. 28, 2008, we issued $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and a warrant, as described below, to the U.S. Treasury. The Series B preferred stock will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on March 20, June 20, Sept. 20 and Dec. 20 of each year. The Series B preferred stock can only be redeemed within the first three years with the proceeds of at least $750 million from one or more qualified equity offerings. After Dec. 20, 2011, the Series B preferred stock may be redeemed, in whole or in part, at any time at our option, at a price equal to 100% of the issue price plus any accrued and unpaid interest. Redemption of the Series B preferred stock at any time will be subject to the prior approval of the Federal Reserve.

Issuance of the Series B preferred shares places restrictions on our common stock dividend and repurchases of common stock. Prior to the earlier of (i) the third anniversary of the closing date or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to:

•	Pay any dividend on our common stock other than regular quarterly dividends of not more than our current quarterly dividend of $0.24 per share; or
•	Redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company or

The Bank of New York Mellon Corporation    55

any trust preferred securities issued by the Company or any affiliate except in connection with (i) any benefit plan in the ordinary course of business consistent with past practice; (ii) market-making, stabilization or customer facilitation transactions in the ordinary course or; (iii) acquisitions by the Company as trustees or custodians.

In addition, until such time as the U.S. Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Oct. 28, 2008 closing or exercise of the warrant described below, the Company must ensure that its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including so-called golden parachute, severance and employment agreements (collectively, “Benefit Plans”) with respect to its senior executive officers (as defined in the EESA and regulations thereunder), comply with Section 111(b) of the EESA as implemented by any guidance and regulations issued and in effect on Oct. 28, 2008.

The Series B preferred stock qualifies as Tier I capital. Including the Series B preferred stock, the Tier I capital ratio at Sept. 30, 2008 would have been approximately 12%.

In connection with the issuance of the Series B preferred stock, we issued a warrant to purchase 14,516,129 shares of our common stock to the U.S. Treasury. The warrant has a 10-year term and an exercise price of $31.00 per share. The warrant is immediately exercisable, in whole or in part. Exercise must be on a cashless basis unless the Company agrees to a cash exercise. However, the U.S. Treasury has agreed that it will not transfer or exercise the warrant for more than 50% of the shares covered until the earlier of (i) the date on which we receive aggregate gross proceeds of not less than $3 billion from one or more qualified equity offerings, and (ii) Dec. 31, 2009. If the Company completes one or more qualified equity offerings on or prior to Dec. 31, 2009 that results in the Company receiving aggregate gross proceeds of not less than $3 billion, the number of shares of common stock originally covered by the warrant will be reduced by one-half. The U.S. Treasury will not exercise voting power associated with any shares underlying the warrant. The warrants will be classified as permanent equity under GAAP.

The issuance of the Series B preferred stock is expected to reduce fully diluted earnings per share by approximately $0.02 in the fourth quarter of 2008 and approximately $0.10 in 2009.

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

Consolidated and primary bank subsidiaries capital ratios

	Sept. 30, 2008		Dec. 31, 2007			Sept. 30, 2007
	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York	Mellon Bank, N.A.	Consolidated	The Bank of New York	Mellon Bank, N.A.
Tier I (a) (b)	9.34%	8.26%	9.32%	8.24%	8.49%	9.12%	7.58%	9.82%
Total capital (b)(c)	12.84	11.48	13.25	11.82	12.14	13.05	10.30	12.39
Leverage (b)	6.46	5.89	6.53	5.64	8.06	6.81	5.46	8.51
(a)	Tier I capital consists, generally, of common equity, trust-preferred securities (subject to limitations in 2009), and certain qualifying preferred stock, less goodwill and most other intangibles. Beginning in the fourth quarter of 2009, the Series B preferred stock issued to the U.S. Treasury as part of the TARP capital purchase program will be included in Tier I capital.
(b)	For a banking institution to qualify as “well capitalized”, its Tier I, Total (Tier I plus Tier II) and leverage capital ratios must be at least 6%, 10% and 5%, respectively. To qualify as “adequately capitalized”, Tier I, Total and leverage capital ratios must be at least 4%, 8% and 3%.
(c)	Total capital consists of Tier I capital plus Tier II capital. Tier II capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the allowance for credit losses.

56    The Bank of New York Mellon Corporation

At Sept. 30, 2008, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance cost. On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier I capital of bank holding companies. Under the final rule, we will be subject to a 15% limit in the amount of trust preferred securities that can be included in Tier I capital, net of goodwill, less any related deferred tax liability.

Amounts in excess of these limits will be included in Tier II capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of quantitative limits. Under the final rule, all of our trust preferred securities qualified for inclusion in Tier I capital at Sept. 30, 2008. We also expect all of our trust preferred securities to qualify as Tier I capital at March 31, 2009. The Company and our bank subsidiaries are expected to remain “well capitalized” under the final rule.

The following table presents the components of our risk-based capital and risk-adjusted assets at Sept. 30, 2008, Dec. 31, 2007 and Sept. 30, 2007.

Risk-based and leverage capital ratios (a) (in millions)	Sept. 30, 2008	Dec. 31, 2007	Sept. 30, 2007
Tier I capital
Common shareholders’ equity	$27,513	$29,403	$28,957
Trust-preferred securities	1,719	2,030	2,040
Adjustments for:
Goodwill & other intangibles (b)	(20,462)	(20,718)	(20,361)
Pensions	177	246	477
Securities valuation allowance	2,786	339	-
Merchant banking investment	(45)	(41)	-
Total Tier I capital	11,688	11,259	11,113
Qualifying unrealized equity security gains	-	2	5
Qualifying subordinate debt	3,888	4,257	4,280
Qualifying allowance for credit losses	494	494	510
Tier II capital	4,382	4,753	4,795
Total risk-based capital	$16,070	$16,012	$15,908
Total risk-adjusted assets	$125,125	$120,866	$121,895
(a)	On a regulatory basis.
(b)	Includes a deferred tax liability of $1.91 billion, $2.01 billion and $1.95 billion, respectively, associated with non-tax deductible identifiable intangible assets.

Trading activities

The fair value and notional amounts of our financial instruments held for trading purposes at Sept. 30, 2008 and Dec. 31, 2007 are as follows:

Trading account	Sept. 30, 2008			Dec. 31, 2007
	Notional Amount	Fair value (a)		Notional Amount	Fair value
(in millions)		Assets	Liabilities		Assets	Liabilities
Interest rate contracts:
Futures and forward contracts	$125,010	$-	$2	$81,738	$-	$95
Swaps	369,038	2,481	2,133	363,809	2,295	1,655
Written options	191,167	-	-	188,480	-	675
Purchased options	182,042	203	-	160,739	187	-
Foreign exchange contracts:
Swaps	5,161	-	-	3,479	-	-
Written options	3,231	-	92	7,177	-	176
Purchased options	3,462	151	-	6,974	137	-
Commitments to purchase and sell foreign exchange	343,573	2,936	2,993	306,018	1,184	1,156
Debt securities	-	1,686	228	-	1,665	213
Credit derivatives	1,417	40	3	2,260	61	3
Equity securities and derivatives	16,385	594	277	9,565	877	604
Commodity and other derivatives	-	-	-	-	14	-
Total trading account		$8,091	$5,728		$6,420	$4,577
(a)	Derivative financial instruments are reported net of cash collateral received and paid of $258 million and $924 million, respectively, at Sept. 30, 2008. Such amounts for Dec. 31, 2007 were not material.

The Bank of New York Mellon Corporation    57

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	3rd Quarter 2008			Sept. 30, 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$4.5	$2.5	$8.5	$6.6
Foreign exchange	1.9	0.8	5.7	2.3
Equity	2.5	1.4	3.9	2.7
Credit (b)	3.0	2.3	5.5	5.4
Diversification	(4.3)	N/M	N/M	(9.4)
Overall portfolio	7.6	4.6	10.4	7.6

VAR (a)	2nd Quarter 2008			June 30, 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$5.6	$3.7	$8.4	$5.9
Foreign exchange	2.6	1.3	4.7	2.4
Equity	2.4	1.0	4.3	3.3
Credit (b)	2.9	1.9	3.8	2.6
Diversification	(4.5)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.5	12.9	10.9

VAR	3rd Quarter 2007			Sept. 30, 2007
(in millions)	Average	Minimum	Maximum
Interest rate	$4.2	$2.5	$9.5	$4.9
Foreign exchange	1.7	0.7	3.8	1.4
Equity	2.4	0.8	5.5	1.6
Credit derivatives(b)	3.1	0.7	8.0	5.4
Commodities	2.3	0.9	3.3	3.1
Diversification	(3.7)	N/M	N/M	(5.0)
Overall portfolio	10.0	6.0	16.3	11.4

VAR (a)	Year-to-date 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$5.6	$2.5	$10.1
Foreign exchange	2.2	0.8	5.7
Equity	2.6	1.0	7.7
Credit (b)	3.3	1.9	6.3
Diversification	(4.7)	N/M	N/M
Overall portfolio	9.0	4.6	14.9

VAR	Year-to-date 2007 (c)
(in millions)	Average	Minimum	Maximum
Interest rate	$3.9	$1.9	$9.5
Foreign exchange	1.4	0.6	3.8
Equity	2.5	0.8	6.6
Credit derivatives (b)	1.7	0.5	8.0
Commodities	2.1	-	3.7
Diversification	(2.8)	N/M	N/M
Overall portfolio	8.8	3.0	16.3
(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of SFAS 157.
(b)	VAR is intended to depict risk by underlying driver, i.e., interest rate, currency exchange rate, or counterparty credit quality. Accordingly, the credit derivatives risk category has been revised to credit.
(c)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2008, interest rate risk generated 38% of average VAR, credit risk generated 25% of average VAR, equity risk generated 21% of average VAR and foreign exchange risk generated 16% of average VAR. During the third quarter of 2008, our daily trading loss did not exceed our calculated VAR amounts on any given day.

58    The Bank of New York Mellon Corporation

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year.

The volatility in the markets since July 2007 has caused the number of days when our trading revenue exceeded $5 million to increase significantly.

Distribution of revenues-number of days	Quarter ended
(in millions)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
Revenue range:	Number of days
Less than $(2.5)	2	-	6	1	-
$(2.5) - $0	5	3	3	1	1
$0 - $2.5	16	8	6	11	8
$2.5 - $5.0	20	25	14	26	22
More than $5.0	20	26	33	25	33

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve.

In addition, we consider credit risk in arriving at the fair value of our derivatives. The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure.

As required by SFAS 157, in the first quarter of 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At Sept. 30, 2008, our over-the-counter (“OTC”) derivative assets of $5.7 billion included a credit valuation adjustment (“CVA”) deduction of $86 million, including $55 million related to the declining credit quality of CDO counterparties. Our OTC derivative liabilities of $4.8 billion included an increase to revenue of $32 million related to our own credit spread. These adjustments decreased foreign exchange and other trading activities revenue by $50 million during the first nine months of 2008 and $14 million in the third quarter of 2008.

Foreign exchange and other trading- counterparty risk ratings profile (a)	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
Rating
AAA to AA-	70%	72%	61%	54%	58%
A+ to A-	12	13	18	18	21
BBB+ to BBB-	12	10	13	17	9
Noninvestment grade	6	5	8	11	12
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

Asset/liability management

Our diversified business activities include lending, investing in securities, accepting deposits, processing securities, raising money as needed to fund assets, and other transactions. The market risks from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity and use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in the prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes.

The Bank of New York Mellon Corporation    59

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

We evaluate the effect on earnings by running various interest rate ramp scenarios up and down from a baseline scenario. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for the Company:

Estimated changes in net interest revenue (dollar amounts in millions)	Sept. 30, 2008
up 200 bps vs. baseline	$25	0.7%
up 100 bps vs. baseline	38	1.1
down 100 bps vs. baseline	(105)	(3.0)

bps - basis points.

The baseline scenario’s Fed Funds rate in the Sept. 30, 2008 analysis was 1.50%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. The down 100 basis point Sept. 30, 2008 scenario assumes 10 year rates decline 66 basis points which steepens the yield curve. Both the up 100 basis point and the up 200 basis point Sept. 30, 2008 scenarios assume a flattening of the yield curve with 10-year rates rising 62 and 112 basis points, respectively. These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The previous table relies on certain critical assumptions regarding the balance sheet and depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in the models, there could be a change in interest rate sensitivity.

Off-balance-sheet financial instruments

A summary of our off-balance sheet credit transactions, net of participations, at Sept. 30, 2008 and Dec. 31, 2007 follows:

Off-balance sheet credit risks (in millions)	Sept. 30, 2008		Dec. 31, 2007
Lending commitments (a)	$41,493		$49,055
Standby letters of credit (b)	13,472		13,813
Commercial letters of credit	772		1,167
Securities lending indemnifications	451,024		618,487
Support agreements	265	(c)	-
(a)	Net of participations totaling $822 million at Sept. 30, 2008 and $763 million at Dec. 31, 2007.
(b)	Net of participations totaling $2.6 billion at Sept. 30, 2008 and $2.6 billion at Dec. 31, 2007.
(c)	At Oct. 31, 2008, support agreement exposure was $313 million.

For information regarding off-balance-sheet financial instruments, see Note 15 to the Notes to Consolidated Financial Statements.

Supplemental information – Explanation of non-GAAP financial measures

Reported amounts are presented in accordance with GAAP. We believe that this supplemental non-GAAP information is useful to the investment community in analyzing the financial results and trends of our business. This information facilitates comparisons with prior periods and reflects the principal basis on which our management internally monitors financial performance. These items also reflect certain items that are excluded from our segment measures used internally to evaluate segment performance because management does not consider them to be particularly relevant or useful in evaluating the operating performance of our business segments.

60    The Bank of New York Mellon Corporation

Reconciliation of net income and EPS – GAAP to Non-GAAP	3Q08			2Q08		3Q07
(in millions, except per share amounts)	Net income	EPS		Net income	EPS	Net income	EPS
Net income-GAAP	$303	$0.26		$309	$0.27	$640	$0.56
Discontinued operations income (loss)	(2)	-		7	0.01	(2)	-
Continuing operations	305	0.26		302	0.26	642	0.56
Non-GAAP adjustments:
M&I expenses	66	0.06		89	0.08	127	0.11
SILO/LILO charge/tax settlements	30	0.03		380	0.33	-	-
Continuing operations excluding M&I expenses and SILO/LILO/tax settlements	401	0.35		771	0.67	769	0.67
Support agreement charges	433	0.37		(5)	-	-	-
Continuing operations excluding M&I expenses, SILO/LILO/tax settlements and support agreement charges	834	0.72		766	0.67	769	0.67
Intangible amortization	74	0.06		77	0.07	84	0.07
Continuing operations excluding M&I expenses, SILO/LILO/tax settlements, support agreement charges and intangible amortization	$908	$0.79	(a)	$843	$0.74	$853	$0. 75	(a)
(a)	Does not foot due to rounding.

Reconciliation of net income and	Nine months ended
EPS – GAAP to Non-GAAP	Sept 30, 2008			Sept. 30, 2007 (a)
(in millions, except per share amounts)	Net income	EPS		Net income	EPS
Net income-GAAP	$1,358	$1.18		$1,519	$1.76
Discontinued operations income (loss)	2	-		(8)	(0.01)
Continuing operations	1,356	1.18		1,527	1.77
Non-GAAP adjustments:
M&I expenses	230	0.20		169	0.20
SILO/LILO charge/tax settlement	410	0.36		-	-
Continuing operations excluding M&I expenses and SILO/LILO/tax settlements	1,996	1.73	(b)	1,696	1.96	(b)
Support agreement charges	436	0.38		-	-
Continuing operations excluding M&I expenses, SILO/LILO/tax settlements and support agreement charges	2,432	2.11		1,696	1.96
Intangible amortization	226	0.20		119	0.14
Continuing operations excluding M&I expenses, SILO/LILO/tax settlements, support agreement charges and intangible amortization	$2,658	$2.31		$1,815	$2.10
(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Does not foot due to rounding.

The Bank of New York Mellon Corporation    61

	Return on common equity and tangible common equity (dollars in millions)	3Q08	2Q08	3Q07	YTD08	YTD07 (a)
	Average common shareholders’ equity	$27,996	$28,507	$28,669	$28,682	$17,234
Less:	Average goodwill	16,644	16,758	16,123	16,661	8,962
	Average intangible assets	5,915	6,042	6,285	6,061	2,934
	Deferred tax liability – tax deductible goodwill	577	548	468	577	468
	Deferred tax liability – non-tax deductible intangible assets	1,915	1,959	1,947	1,915	1,947
	Average tangible common shareholders’ equity	$7,929	$8,214	$8,676	$8,452	$7,753

	Return on tangible common equity – GAAP (annualized)	19.0%	18.5%	33.2%	25.0%	28.4%
	Return on tangible common equity excluding M&I expenses, the SILO/LILO/tax settlements and support agreement charges (annualized)	45.5	41.2	39.0	42.0	31.3

	Return on common equity – GAAP (annualized)	4.3	4.3	8.9	6.3	11.8
	Return on common equity excluding M&I expenses, the
	SILO/LILO/tax settlements, support agreement charges and intangible amortization (annualized)	12.9	11.9	11.8	12.4	14.1
(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

Reconciliation of total revenue – Fee and other								YTD08
revenue as a percentage of total revenue (FTE)				3Q08 vs.				vs.
(dollars in millions)	3Q08	2Q08	3Q07	2Q08	3Q07	YTD08	YTD07 (a)	YTD07

Fee and other revenue – GAAP	$2,923	$2,982	$2,931	(2)%	-%	$8,885	$5,986	48%
Add: FTE increment – Fee and other revenue	11	11	9			31	9
Net interest revenue – GAAP	703	411	669			1,881	1,548
Add: FTE increment – Net interest revenue	5	4	5			15	9

Total revenue (FTE)	3,642	3,408	3,614	7%	1%	10,812	7,552	43%
SILO/LILO charges	112	377	-			489	-	-

Total revenue (FTE) – non-GAAP, excluding the SILO/LILO charges	$3,754	$3,785	$3,614	(1)%	4%	$11,301	$7,552	50%

Fee and other revenue as a percentage of total revenue (FTE)	81%	88%	81%			82%	79%
Fee and other revenue as a percentage of total revenue (FTE) excluding the SILO/LILO charges	78%	79%	81%			79%	79%

(a)	Results for year-to-date 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

62    The Bank of New York Mellon Corporation

Reconciliation of income from continuing operations before income taxes - Pre-tax operating margin (FTE) (dollars in millions)	3Q08	2Q08	3Q07	YTD08	YTD07 (a)
Income from continuing operations before income taxes - GAAP	$264	$614	$894	$1,988	$2,197
FTE increment	16	15	14	46	18
Income from continuing operations before income taxes (FTE)	280	629	908	2,034	2,215
M&I expenses	111	149	218	386	280
Support agreement charges	726	(9)	-	731	-
SILO/LILO charges	112	377	-	489	-
Income from continuing operations before income taxes (FTE) excluding M&I expenses, the SILO/LILO/tax settlements and support agreement charges	1,229	1,146	1,126	3,640	2,495
Intangible amortization	120	124	131	366	188
Income from continuing operations before income taxes (FTE) excluding M&I expenses, the SILO/LILO/tax settlements, support agreement charges and intangible amortization	$1,349	$1,270	$1,257	$4,006	$2,683
Pre-tax operating margin (FTE) (b)	8%	18%	25%	19%	29%
Pre-tax operating margin (FTE) (b) excluding
M&I expenses, support agreement charges, the SILO/
LILO/tax settlements and intangible amortization	36%	34%	35%	35%	36%
(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Income before taxes divided by total revenue.

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

The Bank of New York Mellon Corporation    63

FSP No. SFAS 140-3 – Repurchase Financing

Agreements

In February 2008, the FASB issued FASB Staff Position No. SFAS 140-3 (“FSP 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on the application of SFAS No. 140 to transactions involving a transfer of a financial asset and a repurchase financing of the previously transferred asset between the same counterparties. FSP 140-3 provides implementation guidance to differentiate between transfers and repurchase agreements that should be treated as a single transaction and transfers and repurchase agreements that are considered as two separate transactions. FSP 140-3 will be effective on Jan. 1, 2009. We are currently evaluating the impact of FSP 140-3.

SFAS No. 161 – Disclosures about Derivative

Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” - an amendment of FASB Statement No. 133. SFAS No. 161 requires entities to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We expect to adopt SFAS 161 on Jan. 1, 2009.

FSP No. SFAS 133-1 and FIN 45-4 – Disclosures

about Derivatives and Certain Guarantees

In September 2008, the FASB issued FASB Staff Position No. SFAS 133-1 and FIN 45-4 (“FSP 133-1”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP

amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN No. 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161.

This FSP is effective for fiscal years ending after Nov. 15, 2008. We expect to adopt this FSP for periods ending on and after Dec. 31, 2008.

IFRS

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally accepted accounting standards. The adoption of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs. In August 2008, the SEC announced its decision to propose a “roadmap” that will identify measures of progress that will be monitored between now and 2011 when the SEC plans to consider requiring U.S. public companies to adopt IFRS. The roadmap will be proposed in a release that addresses when and how the requirement to use IFRS might be phased in and includes a proposed rule that would, if adopted, permit certain large U.S. public companies in industries composed mainly of IFRS-reporting entities to use IFRS as soon as in their 2009 financial statements. It is anticipated there will be a 60-day comment period when the SEC releases its proposal.

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

Due to the recent events in the global markets, the Federal Reserve Board launched the Asset-Backed Commercial Paper Liquidity Facility Program and the Money Market Investor Funding Facility, which are disclosed in greater detail on pages 8 and 10.

Competition

The Company is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer and capture services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as the Company, and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

As a result of current conditions in the global financial markets and the economy generally, competition could intensify as a result of the increasing consolidation of financial service companies in connection with current market conditions.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A “Risk Factors”, as well as “Risk Factors” in our 2007 Annual Report on Form  10-K.

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

The contents of the website listed above are not in-corporated into this Quarterly Report on Form 10-Q.

The SEC reports, the Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, 9th Floor, NY, NY 10286.

The Bank of New York Mellon Corporation    65

Item 1. Financial Statements.

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Nine months ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions, except per share amounts or unless otherwise noted)	2008	2008	2007	2008	2007 (a)

Fee and other revenue
Securities servicing fees:
Asset servicing	$803	$864	$720	$2,566	$1,540
Issuer services	477	444	436	1,297	1,122
Clearing and execution services	262	270	304	799	877

Total securities servicing fees	1,542	1,578	1,460	4,662	3,539
Asset and wealth management fees	792	844	854	2,478	1,173
Performance fees	3	16	(3)	39	32
Foreign exchange and other trading activities	385	308	238	952	482
Treasury services	130	130	122	384	227
Distribution and servicing	107	110	95	315	99
Financing-related fees	45	50	51	143	164
Investment income	17	45	22	85	97
Other	64	53	101	214	182

Total fee revenue	3,085	3,134	2,940	9,272	5,995
Securities gains (losses)	(162)	(152)	(9)	(387)	(9)

Total fee and other revenue	2,923	2,982	2,931	8,885	5,986

Net interest revenue
Interest revenue	1,339	1,092	1,778	4,087	3,961
Interest expense	636	681	1,109	2,206	2,413

Net interest revenue	703	411	669	1,881	1,548
Provision for credit losses	30	25	-	71	(30)

Net interest revenue after provision for credit losses	673	386	669	1,810	1,578

Noninterest expense
Staff	1,218	1,391	1,280	3,961	2,752
Professional, legal and other purchased services	287	280	241	819	503
Net occupancy	164	139	144	432	304
Distribution and servicing	133	131	127	394	135
Furniture and equipment	80	79	80	238	184
Sub-custodian and clearing	80	83	110	233	267
Software	78	88	91	245	202
Business development	62	75	56	203	123
Other	999	215	228	1,430	429

Subtotal	3,101	2,481	2,357	7,955	4,899
Amortization of intangible assets	120	124	131	366	188
Merger and integration expenses:
The Bank of New York Mellon Corporation	107	146	205	374	244
Acquired Corporate Trust Business	4	3	13	12	36

Total noninterest expense	3,332	2,754	2,706	8,707	5,367

Income
Income from continuing operations before income taxes	264	614	894	1,988	2,197
Provision for income taxes	(41)	312	252	632	670

Income from continuing operations	305	302	642	1,356	1,527
Discontinued operations:
Income (loss) from discontinued operations	(2)	16	(4)	9	(13)
Provision (benefit) for income taxes	-	9	(2)	7	(5)

Income (loss) from discontinued operations, net of tax	(2)	7	(2)	2	(8)

Net income	$303	$309	$640	$1,358	$1,519

(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

66    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) - continued

	Quarter ended				Nine months ended
	Sept. 30,	June 30,		Sept. 30,	Sept. 30,	Sept. 30,
(in millions, except per share amounts, or unless otherwise noted)	2008	2008		2007	2008	2007 (a)

Earnings per share
Basic:
Income from continuing operations	$0.27	$0.27		$0.57	$1.19	$1.79
Income (loss) from discontinued operations, net of tax	-	0.01		-	-	(0.01)

Net income	$0.27	$0.27	(b)	$0.57	$1.19	$1.78

Diluted:
Income from continuing operations	$0.26	$0.26		$0.56	$1.18	$1.77
Income (loss) from discontinued operations, net of tax	-	0.01		-	-	(0.01)

Net income	$0.26	$0.27		$0.56	$1.18	$1.76

Average shares outstanding (in thousands)
Basic	1,143,445	1,135,153		1,128,734	1,141,424	852,223
Common stock equivalents	8,024	11,733		12,411	11,020	10,654

Diluted	1,151,469	1,146,886		1,141,145	1,152,444	862,877

(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	Sept. 30, 2008	Dec. 31, 2007

Assets
Cash and due:
Banks	$7,430	$6,555
Federal Reserve Bank	37,909	80
Other short-term investments – U.S. government-backed commercial paper, at fair value	10,865	-
Interest-bearing deposits with banks	52,222	34,312
Federal funds sold and securities purchased under resale agreements	7,759	9,108
Securities:
Held-to-maturity (fair value of $7,580 and $2,171)	7,705	2,180
Available-for-sale	33,910	46,518

Total securities	41,615	48,698
Trading assets	8,091	6,420
Loans	59,042	50,931
Allowance for loan losses	(365)	(327)

Net loans	58,677	50,604
Premises and equipment	1,678	1,731
Accrued interest receivable	738	739
Goodwill	16,335	16,331
Intangible assets	6,043	6,402
Other assets (includes $836 at fair value at Sept. 30, 2008)	18,148	16,676

Total assets	$267,510	$197,656

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$81,727	$32,372
Interest-bearing deposits in domestic offices	25,465	21,082
Interest-bearing deposits in foreign offices	66,976	64,671

Total deposits	174,168	118,125
Borrowings from Federal Reserve related to asset-backed commercial paper, at fair value	10,865	-
Federal funds purchased and securities sold under repurchase agreements	6,467	2,193
Trading liabilities	5,728	4,577
Payables to customers and broker-dealers	10,971	7,578
Commercial paper	43	4,079
Other borrowed funds	2,916	1,840
Accrued taxes and other expenses	5,134	8,101
Other liabilities (including allowance for lending related commitments of $129 and $167, also includes $297 at fair value at Sept. 30, 2008)	8,164	4,887
Long-term debt	15,541	16,873

Total liabilities	239,997	168,253

Shareholders’ equity
Common stock-par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,148,509,331 and 1,146,896,177 shares	11	11
Additional paid-in capital	20,212	19,990
Retained earnings	10,438	10,015
Accumulated other comprehensive loss, net of tax	(3,115)	(574)
Less: Treasury stock of 942,777 and 912,896 shares, at cost	(33)	(39)

Total shareholders’ equity	27,513	29,403

Total liabilities and shareholders’ equity	$267,510	$197,656

See accompanying Notes to Consolidated Financial Statements.

68    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2008	2007 (a)

Operating activities
Net income	$1,358	$1,519
Income (loss) from discontinued operations	2	(8)

Income from continuing operations	1,356	1,527
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	71	(30)
Depreciation and amortization	697	450
Deferred tax (benefit) expense	(427)	205
Securities losses (gains) and venture capital income	373	(39)
Change in trading activities	(700)	1,823
Change in accruals and other, net	163	311

Net cash provided by operating activities	1,533	4,247

Investing activities
Change in interest-bearing deposits with banks	(30,233)	(10,005)
Change in margin loans	(254)	241
Paydowns of securities held-to-maturity	164	187
Maturities of securities held-to-maturity	155	205
Purchases of securities available-for-sale	(7,711)	(20,038)
Sales of securities available-for-sale	299	1,176
Paydowns of securities available-for-sale	4,061	3,605
Maturities of securities available-for-sale	5,134	7,189
Net principal disbursed on loans to customers	(9,013)	(6,171)
Sales of loans and other real estate	85	1
Change in federal funds sold and securities purchased under resale agreements	335	2,302
Change in seed capital investments	(157)	(9)
Purchases of premises and equipment/capitalized software	(210)	(233)
Acquisitions, net cash	(478)	2,005
Dispositions, net cash	310	-
Proceeds from the sale of premises and equipment	35	1
Other, net	(130)	261

Net cash (used for) investing activities	(37,608)	(19,283)

Financing activities
Change in deposits	60,518	15,681
Change in federal funds purchased and securities sold under repurchase agreements	4,274	809
Change in payables to customers and broker-dealers	3,393	661
Change in other borrowed funds	12,920	438
Change in commercial paper	(4,036)	(177)
Net proceeds from the issuance of long-term debt	2,647	2,248
Repayments of long-term debt	(3,826)	(1,119)
Proceeds from the exercise of stock options	180	242
Issuance of common stock	31	179
Tax benefit realized on share-based payment awards	12	23
Treasury stock acquired	(307)	(88)
Cash dividends paid	(830)	(610)

Net cash provided by financing activities	74,976	18,287
Effect of exchange rate changes on cash	(197)	(81)

Change in cash and due from banks
Change in cash and due from banks	38,704	3,170
Cash and due from banks at beginning of period	6,635	2,840

Cash and due from banks at end of period	$45,339	$6,010

Supplemental disclosures
Interest paid	$2,204	$2,441
Income taxes paid	2,174	1,014
Income taxes refunded	54	117

(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    69

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine months ended Sept. 30, 2008	Common	Additional paid-in	Retained	Accumulated other comprehensive income (loss),	Treasury	Total shareholders’
(in millions, except per share amounts)	stock	capital	earnings	net of tax	stock	equity

Balance at Jan. 1, 2008	$11	$19,990	$10,015	$(574)	$(39)	$29,403
Adjustments for the cumulative effect of applying EITF 06-04, 06-10 and SFAS 159, net of taxes of $24	-	-	(57)	-	-	(57)

Adjusted balance at Jan. 1, 2008	11	19,990	9,958	(574)	(39)	29,346

Comprehensive income:
Net income	-	-	1,358	-	-	1,358
Other comprehensive income:
Employee benefit plans:
Pensions	-	-	-	28	-	28
Other post-retirement benefits	-	-	-	10	-	10
Net unrealized derivative gain on cash flow hedges	-	-	-	29	-	29
Foreign currency translation adjustment	-	-	-	(160)	-	(160)
Change in fair value of securities available-for-sale	-	-	-	(2,444)	-	(2,444)
Reclassification adjustment	-	-	-	(4)	-	(4)

Total comprehensive income	-	-	1,358	(2,541)	-	(1,183)
Dividends on common stock at $0.72 per share	-	-	(830)	-	-	(830)
Repurchase of common stock	-	-	-	-	(307)	(307)
Common stock issued under employee benefit plans	-	12	-	-	40	52
Common stock issued under direct stock purchase and dividend reimbursement plan	-	-	-	-	23	23
Stock awards and options exercised	-	156	-	-	244	400
Other	-	54	(48)	-	6	12

Balance at Sept. 30, 2008	$11	$20,212	$10,438	$(3,115)	$(33)	$27,513

Note: Comprehensive income for the nine months ended Sept. 30, 2008 and 2007 was $ (1,183) million and $1,348 million. Comprehensive income for the nine months ended Sept. 30, 2007 includes six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

See accompanying Notes to Consolidated Financial Statements

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

Note 2 — Acquisitions and dispositions

We frequently structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. We record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable.

Additional consideration of $5 million for prior acquisitions was paid in stock in the third quarter of 2008. Contingent payments totaled $130 million in the first nine months of 2008, including $5 million in stock.

At Sept. 30, 2008, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures, could range from approximately $180 million to $360 million over the next 9 years. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2008.

Acquisitions in 2008

In January 2008, we acquired ARX Capital Management (“ARX”). Goodwill related to this acquisition is tax-deductible and was $147 million. The pre-tax estimate of intangible assets (customer contracts) related to this transaction, with an estimated life of 7 years, totaled $19 million. ARX is a leading independent asset management business, headquartered in Rio de Janeiro, Brazil. ARX specializes in Brazilian multi-strategy, long/short and long only investment strategies and has more than $2.8 billion in assets under management. This transaction enables us to offer clients access to expanding investment opportunities and expertise in the Brazilian marketplace. The impact of this acquisition on earnings per share is not expected to be material.

Dispositions in 2008

On July 18, 2008, we entered into a definitive agreement to sell the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in assets under management. We completed this transaction on Oct. 1, 2008.

In June 2008, we sold M1BB, based in Los Angeles, California. The sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively. There was no gain or loss recorded on this transaction. This transaction reflects our focus on reducing non-core activities. Net income for M1BB was $29 million for full year 2007 and was primarily comprised of net interest revenue.

On March 31, 2008, we sold a portion of the Estabrook Capital Management business which reduced our assets under management by $2.4 billion. We retained approximately 30% of the assets under management which are primarily managed by the Wealth Management segment.

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

Acquisitions and dispositions in 2007

Merger with Mellon Financial Corporation

See Note 4 to Notes to Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for a discussion of the merger of The Bank of New York Company, Inc. (“The Bank of New York Co.”) with Mellon Financial Corporation (“Mellon Financial”) on July 1, 2007, including purchase price allocation and goodwill, the fair value of acquired identifiable intangible assets and a condensed statement of net assets acquired. The Bank of New York Co. and Mellon Financial both merged into a new holding company named The Bank of New York Mellon Corporation (the “Company”), upon completion of the transaction. In the transaction, each share of Mellon Financial $0.50 par value common stock was converted into one share of the Company’s $0.01 par value common stock and each share of The Bank of New York Co. $7.50 par value common stock was converted into 0.9434 shares of the Company’s $0.01 par value common stock. The merger was accounted for as a purchase of Mellon Financial for accounting and financial reporting purposes. As a result, the historical financial statements of the combined company, presented in this Form 10-Q for periods prior to July 1, 2007, are the historical financial statements of The Bank of New York Co. Mellon Financial’s results of operations were included with The Bank of New York Co.’s results beginning July 1, 2007.

Other 2007 acquisitions and dispositions

In December 2007, we completed the acquisition of the remaining 50% interest in ABN AMRO Mellon Global Securities Services B.V. (“ABN AMRO Mellon”). ABN AMRO Mellon, a 50-50 joint venture company established by Mellon Bank, N.A. and ABN AMRO in 2003 to provide global custody and related services to institutions outside North America, is now known as BNY Mellon Asset Servicing, B.V. and is included in the Asset Servicing segment. The acquisition of the remaining 50% interest in BNY Mellon Asset Servicing B.V., added $1.0 billion of loans (overdrafts that have been repaid), $3.5 billion of money market assets and $4.5 billion of deposits in 2007. The impact of the acquisition on earnings per share is not expected to be material.

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

On a pro forma basis, if the merger with Mellon Financial had occurred on Jan. 1, 2007, the transaction would have had the following impact:

(dollar amounts in millions,	Nine months ended Sept. 30, 2007
except per share amounts)	Reported	Pro Forma
Revenue	$7,534	$10,420
Income from continuing operations	1,527	2,232
Net income	1,519	2,230

Diluted earnings per share:
Income from continuing operations	$1.77	$1.96
Net income	1.76	1.96

The pro forma results are based on adding the pre-tax historical results of Mellon Financial to our results and adjusting primarily for M&I expenses and amortization of intangibles created in the transaction and taxes. The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

Note 3 — Accounting changes and new

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

We adopted SFAS 157 as of Jan. 1, 2008. As a result of maximizing observable inputs as required by SFAS 157, we began to reflect external credit ratings as well as observable credit default swap spreads when measuring the fair value of our derivative positions. The cumulative effect of making this derivative valuation adjustment decreased foreign exchange and other trading revenue by $50 million during the first nine months of 2008 and $14 million in the third quarter of 2008. Less than 2% of our assets and liabilities measured at fair value are in the lowest tier of the fair value hierarchy. See Note 12, “Fair Value Measurement” in Notes to Consolidated Financial Statements.

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

During the third quarter of 2008, $280 million of the loans were paid in full. At Sept. 30, 2008, $110 million of the unfunded loan commitments were accounted for under the fair value option.

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

FSP No. FIN 39-1 – Amendment of FASB

Interpretation No. 39

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP 39-1”) “Amendment of FASB Interpretation No. 39.” FSP 39-1 permits offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable) or obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangements, and amends FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments”, as defined in SFAS 133. We adopted this FSP on Jan. 1, 2008. Beginning Jan. 1, 2008, we revised our accounting policy to net cash collateral received and cash collateral paid for derivative instruments executed with the same counterparty under the same master netting arrangements. The impact of adopting FSP 39-1 resulted in a reduction of trading account assets and trading account liabilities of $258 million and $924 million, respectively, at Sept. 30, 2008.

Other

Certain other prior year information has been reclassified to conform its presentation to the 2008 financial statements.

Note 4 — Discontinued operations

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

Assets and liabilities of discontinued operations for all periods presented were not significant.

Summarized financial information for discontinued operations is as follows:

Discontinued operations	Quarter ended			Nine months ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in millions)	2008	2008	2007	2008	2007 (a)

Fee and other revenue	$(2)	$18	$1	$14	$16
Net interest revenue	-	-	-	-	-

Total revenue	$(2)	$18	$1	$14	$16

Income (loss) from discontinued operations	$(2)	$16	$(4)	$9	$(13)
Income taxes (benefits)	-	9	(2)	7	(5)

Income (loss) from discontinued operations, net of taxes	$(2)	$7	$(2)	$2	$(8)

(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

74    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 5 — Goodwill and intangible assets

Goodwill

The table below provides a breakdown of goodwill by business segment. Goodwill impairment testing is performed annually at the business segment level. No impairment losses were recorded in the first nine months of 2008.

Goodwill by segment

	Asset	Wealth	Asset	Issuer	Clearing	Treasury
(in millions)	Management	Management	Servicing	Services	Services	Services	Other	Total
Balance at Dec. 31, 2007	$7,054	$2,362	$3,291	$2,413	$1,119	$92	$-	$16,331
Acquisitions/dispositions	171	-	(11)	46	(50)	-	(178)	(22)
Transfer between segments	-	(255)	-	-	-	-	255	-
Foreign exchange translation	(195)	-	(89)	(2)	(19)	-	-	(305)
Other (a)	476	(412)	235	20	(80)	31	61	331
Balance at Sept. 30, 2008	$7,506	$1,695	$3,426	$2,477	$970	$123	$138	$16,335
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at Sept. 30, 2008 compared with Dec. 31, 2007 resulted from amortization, foreign exchange translation and the sale of M1BB, partially offset by the acquisition of ARX Capital Management. No impairment losses were recorded on intangible assets in the first nine months of 2008.

Intangible assets	Sept. 30, 2008			Dec. 31, 2007
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth Management	$1,949	$(389)	$1,560	$1,758
Customer contracts-Institutional services	2,052	(377)	1,675	1,776
Deposit premiums	68	(36)	32	82
Other	94	(20)	74	62
Total subject to amortization	$4,163	$(822)	$3,341	$3,678
Not subject to amortization: (a)
Trade name	$1,365	N/A	$1,365	$1,369
Mutual fund advisory contracts	1,337	N/A	1,337	1,355
Total not subject to amortization	$2,702	N/A	$2,702	$2,724
Total intangible assets	$6,865	$(822)	$6,043	$6,402
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable.

The Bank of New York Mellon Corporation    75

Notes to Consolidated Financial Statements	(continued)

Intangible assets-net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2007	$3,364	$643	$505	$919	$710	$261	$-	$6,402
Acquisitions/dispositions	27	-	(2)	17	10	-	(22)	30
Transfer between segments	-	(37)	-	-	-	-	37	-
Amortization	(194)	(47)	(18)	(61)	(19)	(20)	(7)	(366)
Foreign exchange translation	(62)	-	(8)	(3)	(2)	-	-	(75)
Other (a)	(406)	(206)	(176)	(17)	11	(6)	852	52
Net carrying amount at Sept. 30, 2008	$2,729	$353	$301	$855	$710	$235	$860	$6,043
(a)	Other changes in intangible assets primarily reflect reclassifications.

Intangible amortization expense was $120 million and $131 million for the quarters ended Sept. 30, 2008 and 2007, respectively, and $366 million and $188 million for the first nine months of 2008 and 2007, respectively. Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)

2008	$ 486
2009	431
2010	388
2011	355
2012	327

Note 6 — Allowance for credit losses

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

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended Sept. 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at June 30, 2008	$353	$133	$486
Charge-offs:
Commercial	(8)	-	(8)
Commercial real estate	(2)	-	(2)
Foreign	(12)	-	(12)
Other	(5)	-	(5)
Total charge-offs	(27)	-	(27)
Recoveries:
Leasing	2	-	2
Foreign	3	-	3
Total recoveries	5	-	5
Net charge-offs	(22)	-	(22)
Provision	34	(4)	30
Balance at Sept. 30, 2008	$365	$129	$494

For the nine months ended Sept. 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, at Dec. 31, 2007	$327	$167	$494
Charge-offs:
Commercial	(19)	-	(19)
Commercial real estate	(11)	-	(11)
Foreign	(17)	-	(17)
Other	(9)	-	(9)
Total charge-offs	(56)	-	(56)
Recoveries:
Commercial	2	-	2
Leasing	3	-	3
Foreign	3	-	3
Total recoveries	8	-	8
Net charge-offs	(48)	-	(48)
Sale of M1BB	(11)	(2)	(13)
SFAS 159 adoption	(10)	-	(10)
Provision	107	(36)	71
Balance at Sept. 30, 2008	$365	$129	$494

76    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

For the quarter ended Sept. 30, 2007 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance, at June 30, 2007	$282	$133	$415
Merger with Mellon Financial	43	87	130
Charge-offs - Leasing	(37)	-	(37)
Recoveries - Leasing	2	-	2
Net charge-offs	(35)	-	(35)
Provision	42	(42)	-
Balance at Sept. 30, 2007	$332	$178	$510

For the nine months ended Sept. 30, 2007 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2006	$287	$150	$437
Merger with Mellon Financial	43	87	130
Charge-offs:
Commercial	-	(5)	(5)
Leasing	(37)	-	(37)
Total charge-offs	(37)	(5)	(42)
Recoveries - Leasing	15	-	15
Net charge-offs	(22)	(5)	(27)
Provision	24	(54)	(30)
Balance at Sept. 30, 2007	$332	$178	$510

Note 7 — Other assets

Other assets (in millions)	Sept. 30, 2008	Dec. 31, 2007
Accounts receivable	$5,467	$4,889
Corporate/bank owned life insurance	3,699	3,599
Equity in joint ventures and other investments (a)	2,479	2,400
Fails to deliver	2,499	1,650
Prepaid pension assets	1,778	1,657
Software	580	519
Prepaid expenses	408	329
Due from customers on acceptances	253	81
Margin deposits	548	511
Other	437	1,041
Total other assets	$18,148	$16,676
(a)	Includes Federal Reserve Bank stock of $348 million and $366 million, respectively, at cost.

Note 8 — Net interest revenue

Net interest revenue	Quarter ended					Nine months ended
(in millions)	Sept. 30, 2008		June 30, 2008		Sept. 30, 2007	Sept. 30, 2008		Sept. 30, 2007	(a)

Interest revenue
Non-margin loans	$253	(b)	$21	(b)	$534	$760	(b)	$1,361
Margin loans	48		48		84	154		255
Securities:
Taxable	543		550		641	1,702		1,264
Exempt from federal income taxes	9		6		8	24		10

Total securities	552		556		649	1,726		1,274
Other short-term investments-U.S. government-backed commercial paper	7		-		-	7		-
Deposits in banks	431		412		419	1,255		798
Federal funds sold and securities purchased under resale agreements	35		37		73	136		207
Trading assets	13		18		19	49		66

Total interest revenue	1,339	(b)	1,092	(b)	1,778	4,087	(b)	3,961

Interest expense
Deposits	432		477		772	1,524		1,659
Borrowings from Federal Reserve related to asset-backed commercial paper	5		-		-	5		-
Federal funds purchased and securities sold under repurchase agreements	16		11		50	53		85
Other borrowed funds	19		23		35	71		72
Customer payables	18		18		48	60		137
Long-term debt	146		152		204	493		460

Total interest expense	636		681		1,109	2,206		2,413

Net interest revenue	$703	(b)	$411	(b)	$669	$1,881	(b)	$1,548

a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.
(b)	Includes the SILO/LILO charges of $112 million in the third quarter of 2008, the SILO charge of $377 million recorded in the second quarter of 2008, resulting in $489 million in the first nine months of 2008.

The Bank of New York Mellon Corporation    77

Notes to Consolidated Financial Statements	(continued)

Note 9 — Noninterest expense

Noninterest expense	Quarter Ended			Nine months ended
(in millions)	Sept. 30, 2008	June 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	(a)
Staff	$1,218	$1,391	$1,280	$3,961	$2,752
Professional, legal and other purchased services	287	280	241	819	503
Net occupancy	164	139	144	432	304
Distribution and servicing	133	131	127	394	135
Furniture and equipment	80	79	80	238	184
Software	78	88	91	245	202
Business development	62	75	56	203	123
Sub-custodian	58	62	58	181	134
Communications	36	33	33	101	75
Clearing	22	21	52	52	133
Support agreement charges	726	(9)	-	731	-
Amortization of intangible assets	120	124	131	366	188
Merger and integration expenses	111	149	218	386	280
Other	237	191	195	598	354
Total noninterest expense	$3,332	$2,754	$2,706	$8,707	$5,367
(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

Note 10 — Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	Sept. 30, 2008			June 30, 2008			Sept. 30, 2007
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$19	$7	$1	$19	$7	$1	$20	$7	$-
Interest cost	36	7	4	36	7	4	35	5	5
Expected return on assets	(73)	(10)	(2)	(73)	(10)	(1)	(69)	(9)	(1)
Other	6	1	2	19	1	2	5	1	2
Net periodic cost (credit)	$(12)	$5	$5	$1	$5	$6	$(9)	$4	$6

Net periodic benefit cost (credit)	Nine months ended
	Sept. 30, 2008			Sept. 30, 2007 (a)
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$57	$21	$3	$40	$11	$-
Interest cost	108	21	12	59	11	11
Expected return on assets	(219)	(30)	(4)	(121)	(17)	(3)
Other	28	3	6	15	3	6
Net periodic cost (credit)	$(26)	$15	$17	$(7)	$8	$14
(a)	Results for nine months ended Sept. 30, 2007 include six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

78    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 11 — Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2008	Sept. 30, 2007 (a)
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.8	1.4
Credit for synthetic fuel investments	0.1	(1.1)
Credit for low-income housing investments	(1.8)	(1.1)
Tax-exempt income	(2.5)	(1.4)
Foreign operations	(7.7)	(2.6)
SILO adjustment	6.7	-
Other - net	(2.8)	0.3
Effective rate	31.8%	30.5%
(a)	Includes six months of legacy The Bank of New York Company, Inc. and three months of The Bank of New York Mellon Corporation.

Our total tax reserves as of Sept. 30, 2008 were $159 million compared with $1.7 billion at June 30, 2008. The decrease is primarily due to the settlement of the SILO/LILO issues. If these tax reserves were unnecessary, $119 million would affect the effective tax rate in future periods and $40 million would affect goodwill. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of Sept. 30, 2008 is accrued interest, where applicable, of $41 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2008 was $244 million.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been completed through 1996. Our United Kingdom income tax returns are closed through 2002.

Note 12 — Fair value measurement

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

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges and U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid over the counter markets.

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate agency and non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

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

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain agency and non-agency mortgage-backed securities, commercial mortgage- backed securities and European floating rate notes. In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 include certain asset-backed Securities CDOs and other retained interests in securitizations.

Other short-term U.S. government-backed commercial paper and borrowings from Federal Reserve related to asset-backed commercial paper

These instruments are classified in Level 2 of the valuation hierarchy. The fair value of these instruments is estimated using pricing models.

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

Seed capital

In our Asset Management segment we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets, depending on the nature of the investment. When applicable, we value seed capital based on the published net asset value (“NAV”) of the fund. We include funds in which ownership interests in the fund are publicly-traded in an active market and institutional funds in which investors trade in and out daily in Level 1 of the valuation hierarchy. We include open-end funds where investors are allowed to sell their ownership interest back to the fund less frequently than daily and where our interest in the fund contains no other rights or obligations in Level 2 of the valuation hierarchy. However, we generally include investments in funds which allow investors

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

Private equity investments

Our Other segment includes holdings of nonpublic private equity investment through funds managed by third party investment managers and, to a lesser extent, direct investment in private equities. Nonpublic private equity investments generally lack quoted market prices, are less liquid and may be long term; accordingly, we must apply significant judgment in determining their fair value. We value private equity investments initially based upon the transaction price which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers. The investment managers consider a number of factors in changes in valuation including current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, changes in market outlook and the financing environment. Nonpublic private equity investments are included in Level 3 of the valuation hierarchy.

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

The following table presents the financial instruments carried at fair value as of Sept. 30, 2008, by caption on the consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2008
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (e)	Total carrying value
Available-for-sale securities (a)	$977	$32,433	$500	$-	$33,910
Other short-term U.S. government-backed commercial paper	-	10,865	-	-	10,865
Trading assets:
Debt and equity instruments (b)	915	1,260	32	-	2,207
Derivative assets	6,397	8,324	129	(8,966)	5,884
Other assets (c)	251	313	272	-	836
Total assets at fair value	$8,540	$53,195	$933	$(8,966)	$53,702
Percent of assets prior to netting	13.6%	84.9%	1.5%
Borrowing from Federal Reserve related to asset-backed commercial paper	$-	$10,865	$-	$-	$10,865
Trading liabilities:
Debt and equity instruments	296	161	2	-	459
Derivative liabilities	6,421	8,420	60	(9,632)	5,269
Total trading liabilities	6,717	8,581	62	(9,632)	5,728
Other liabilities (d)	-	258	39	-	297
Total liabilities at fair value	$6,717	$19,704	$101	$(9,632)	$16,890
Percent of liabilities prior to netting	25.3%	74.3%	0.4%
(a)	Includes seed capital and certain interests in securitizations.
(b)	Includes loans classified as trading assets.
(c)	Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a SFAS 159 fair value option election.
(d)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(e)	FIN 39 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.

Changes in Level 3 fair value measurements

The table below includes a rollforward of the balance sheet amounts for the three and nine month periods ended Sept. 30, 2008, (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Our classification of a financial instrument in Level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third party sources; accordingly, the gains and losses in the table below include changes in fair value due to observable parameters as well as the unobservable parameters in our valuation methodologies. We also frequently manage the risks of Level 3 financial instruments using securities and derivatives positions that are Level 1 or 2 instruments which are not included in the table; accordingly, the gains or losses below do not reflect the effect of our risk management activities related to the Level 3 instruments.

The Bank of New York Mellon Corporation    83

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs three months ended Sept. 30, 2008								Change in unrealized gains and (losses) related to
		Total realized/unrealized			Purchases,
	Fair Value	gains/(losses) recorded in			issuances and	Transfers	Fair value	instruments held
(in millions)	June 30, 2008	Income		Comprehensive income	settlements, net	in/out of Level 3	Sept. 30, 2008	at Sept. 30, 2008
Available-for-sale securities	$784	$-		$18 (a)	$(302)	$-	$500	$23
Trading assets:
Debt and equity instruments	18	(2)		(1)	(4)	21	32	-
Derivative assets	200	-		(82)	(10)	21	129	(65)
Other assets	262	9	(c)	-	(4)	5	272	-
Total assets	$1,264	$7		$(65)	$(320)	$47	$933	$(42)
Trading liabilities:
Debt and equity instruments	$-	$(2	)(b)	$-	$-	$-	$(2)	$-
Derivative liabilities	(45)	1	(b)	(16)	-	-	(60)	(21)
Other liabilities	(67)	25	(c)	-	3	-	(39)	25
Total liabilities	$(112)	$24		$(16)	$3	$-	$(101)	$4
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Fair value measurements using significant unobservable inputs nine months ended Sept. 30, 2008								Change in unrealized gains and (losses) related to
		Total realized/unrealized			Purchases,
	Fair Value	gains/(losses) recorded in			issuances and	Transfers	Fair value	instruments held
(in millions)	Dec. 31, 2008	Income		Comprehensive income	settlements, net	in/out of Level 3	Sept. 30, 2008	at Sept. 30, 2008
Available-for-sale securities	$853	$(106	)(a)	$61 (a)	$(282)	$(26)	$500	$(40)
Trading assets:
Debt and equity instruments	-	(12)		(1)	(2)	47	32	(12)
Derivative assets	166	46	(b)	(82)	(20)	19	129	(10)
Other assets	243	20	(c)	-	5	4	272	5
Total assets	$1,262	$(52)		$(22)	$(299)	$44	$933	$(57)
Trading liabilities:
Debt and equity instruments	$-	$(2)		$-	$-	$-	$(2)	$-
Derivative liabilities	(34)	(8	)(b)	(16)	(2)	-	(60)	(36)
Other liabilities	(50)	10	(c)	-	3	(2)	(39)	11
Total liabilities	$(84)	$-		$(16)	$1	$(2)	$(101)	$(25)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of Sept. 30, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended Sept. 30, 2008.

84    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2008				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$19	$26	$153	$198
Other assets (b)	-	2	-	2
Total assets at fair value on a nonrecurring basis	$19	$28	$153	$200
(a)	During the third quarter and nine months ended Sept. 30, 2008, the fair value of these loans was reduced $30 million and $51 million, respectively, based on the fair value of the underlying collateral as allowed by SFAS 114, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.
(b)	Includes assets received in satisfaction of debt. The fair value of these assets was reduced $1 million in the third quarter of 2008 and was reduced $2 million in the first nine months of 2008, based on the fair value of the underlying collateral with an offset in foreign exchange and other trading activities.

Note 13 — Fair value option

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

Effective Jan. 1, 2008, we adopted SFAS 159 and elected the fair value option for $390 million of existing loans and unfunded loan commitments where the related credit risks are partially managed utilizing credit default swaps which are fair valued in earnings and, as a result, recorded a cumulative effect decrease to retained earnings of $36 million after-tax. The election is intended to mitigate volatility in net income that had been caused by measuring the loans on a different basis than credit default swaps which referenced notes of the same obligors and to align the accounting on the loans with our risk management practices.

Interest on funded loans is reflected in accrued interest receivable and recognized in interest revenue. Fair value gains and losses are based on secondary market quotes for each position. Since our election was related to floating-rate loans, all changes in the fair value are attributed to instrument-specific credit risk.

In the third quarter of 2008, we elected the fair value option on $10.9 billion of other short-term U.S. government-backed commercial paper and $10.9 billion of borrowings from Federal Reserve related to asset-backed commercial paper. The fair value of these securities is determined using pricing models. There is a high correlation between these instruments. As a result, the fair value election mitigates volatility to net income. The details of the impact of adopting SFAS 159 by financial statement line caption as of Jan. 1, 2008, are presented below.

(in millions)	Carrying value as of Jan. 1, 2008	Transition gain(loss) recorded in retained earnings	Adjusted carrying value as of Jan. 1, 2008
Loans (a)	$280	$(70)	$210
Reserve for loan losses (b)	(10)	10	-
Accounts payable, accrued expenses and other liabilities (c)	-	(1)	(1)
Pre-tax cumulative effect of adoption of SFAS 159		(61)
Deferred taxes		25
Cumulative effect of adoption of SFAS 159		$(36)
(a)	Represents loans that are carried at fair value pursuant to the fair value option. Other loans which are eligible for election, but are not managed on a fair value basis continue to be carried on an accrual basis.
(b)	There is no allowance for loan losses recorded for loans reported under the fair value option; accordingly, the portion of the reserve for loan loss allocable to such loans was reversed.
(c)	Represents the fair value for unfunded lending-related commitments.

The Bank of New York Mellon Corporation    85

Notes to Consolidated Financial Statements	(continued)

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three and nine month periods ended Sept. 30, 2008, for the loans and unfunded lending commitments for which the fair value election was made. However, the profit and loss information presented only includes the loans that we elected to be measured at fair value under the fair value option; the related credit default swaps, which are required to be measured at fair value, are not included in the table.

Foreign exchange and other trading activities
(in millions)	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2008
Loans	$ -	$ 66
Other liabilities	2	1

At Sept. 30, 2008, all loans for which fair value had been elected were paid-in-full.

At Sept. 30, 2008, the fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million, which is included in accounts payable, accrued expenses and other liabilities. The contractual amount of such commitments was $110 million.

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

We enter into various derivative financial instruments for non-trading purposes primarily as part of our asset/liability management (“ALM”) process. These derivatives are designated as fair value and cash flow hedges of certain assets and liabilities when we enter into the derivative contracts. Gains and losses associated with fair value hedges are recorded in income as well as any change in the value of the related hedged item. Gains and losses on cash flow hedges are recorded in other comprehensive income. If a derivative used in ALM does not qualify as a hedge, it is marked-to-market and the gain or loss is included in foreign exchange and other trading activities in fee and other revenue.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific assets or liabilities on the balance sheet.

We formally assess both at the hedge’s inception and on an ongoing basis whether the derivatives that are used in hedging transactions are highly effective and whether those derivatives are expected to remain highly effective in future periods. We evaluate ineffectiveness in terms of amounts that could impact a hedge’s ability to qualify for hedge accounting and the risk that the hedge could result in more than a de minimus amount of ineffectiveness. At inception, the potential causes of ineffectiveness related to each of our hedges are assessed to determine if we can expect the hedge to be highly effective over the life of the transaction and to determine the method for evaluating effectiveness on an ongoing basis. Recognizing that changes in the value of derivatives used for hedging or the value of hedged items could result in significant ineffectiveness, we have processes in place designed to identify and evaluate such changes when they occur. Quarterly, we perform a quantitative effectiveness assessment and record any ineffectiveness.

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

The securities hedged generally have an original weighted-average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with pay fixed rate, receive variable rate swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At Sept. 30, 2008, $219 million of securities were hedged with interest rate swaps which had notional values of $219 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years and, except for four deposits, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the four that hedge the callable deposits. At Sept. 30, 2008, $590 million of deposits were hedged with interest rate swaps which had notional values of $590 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2008, $11.6 billion of debt was hedged with interest rate swaps which had notional values of $10.3 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling and Euro foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities which have the U.S. dollar as their functional currency. As of Sept. 30, 2008, the hedged forecasted foreign currency transactions and linked FX forward hedges were $87 million, with $3 million (pre-tax) of gains recorded in other comprehensive income. These gains are expected to be reclassified to income over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our investments in foreign subsidiaries. These forward contracts usually have a maturity of less than two years. The derivatives employed are designated as net investment hedges of changes in value of our foreign investments due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At Sept. 30, 2008, foreign exchange contracts, with notional amounts totaling $4.1 billion, were designated as hedges.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2008	Sept. 30, 2007
Fair value hedge of loans	$ 0.2	$ 0.1
Fair value hedge of securities	(0.1)	0.1
Fair value hedge of deposits and long-term debt	12.6	3.4
Cash flow hedges	(0.1)	0.1
Other (a)	0.1	(0.3)
Total	$ 12.7	$ 3.4
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The Bank of New York Mellon Corporation    87

Notes to Consolidated Financial Statements	(continued)

Note 15 — Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets. Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure are disclosed in the “Financial institutions portfolio exposure” table on page 46 and the “Commercial portfolio exposure” table on page 47. Those tables are incorporated by reference into these Notes to Consolidated Financial Statements. Major concentrations in securities lending are primarily to broker/dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at Sept. 30, 2008 and Dec. 31, 2007 follows:

Off-balance sheet credit risks (in millions)	Sept. 30, 2008		Dec. 31, 2007
Lending commitments (a)	$41,493		$49,055
Standby letters of credit (b)	13,472		13,813
Commercial letters of credit	772		1,167
Securities lending indemnifications	451,024		618,487
Support agreements	265	(c)	-
(a)	Net of participations totaling $822 million at Sept. 30, 2008 and $763 million at Dec. 31, 2007.
(b)	Net of participations totaling $2.550 billion at Sept. 30, 2008 and $2.576 billion at Dec. 31, 2007.
(c)	At Oct. 31, 2008, support agreement exposure was $313 million.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral. Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. We also extend facilities which provide liquidity, primarily for variable rate tax-exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and considers factors other than the financial strength of the monoline insurer. The allowance for lending-related commitments was $129 million at Sept. 30, 2008 and $167 million at Dec. 31, 2007. A summary of lending commitment maturities at Sept. 30, 2008 is as follows: $15 billion less than one year; $25 billion in one to five years; and $1 billion over five years.

Standby letters of credit principally support corporate obligations and include $734 million that were collateralized with cash and securities on Sept. 30, 2008 and $683 million on Dec. 31, 2007. At Sept. 30, 2008, approximately $8.1 billion of the standby letters of credit were scheduled to expire within one year.

The estimated liability for losses related to lending commitments and standby letters of credit, if any, is included in the reserve for unfunded commitments.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security through an agent (The Bank of New York Mellon) to a borrower, usually a broker/dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $479 billion at Sept. 30, 2008 and $637 billion at Dec. 31, 2007.

At Oct. 31, 2008, our additional potential exposure to support agreements was approximately $313 million, based on the securities subject to these agreements being value at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as previously

88    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

existing agreements covering SIV exposure. Future realized support agreement charges will principally depend on the price of Lehman securities, fund performance and the number of clients that accept our offer of support.

The notional amounts for other off-balance sheet risks express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting and collateral agreements to minimize the credit risk of foreign currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

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

At Sept. 30, 2008, the authorized size of the program was $150 million. OSF is funded by commercial paper (98%) and a subordinated funding loan (2%). OSF did not require liquidity support in the third quarter of 2008. There were no material write-downs of assets held by OSF in the first nine months of 2008. At Sept. 30, 2008, OSF held a $126 million book value asset portfolio consisting of mortgage-backed securities, 65% of which were rated AAA and 35% were rated AA. At Sept. 30,

2008, a FIN 46R analysis was performed on OSF and it was not subject to consolidation by the Company. Consolidation of OSF would be immaterial to the assets of the Company.

Municipal bond securitizations

We sponsor approximately $179 million of municipal bond securitizations for which no gain was recognized. These securitizations are comprised of $101 million which are Aaa insured, $61 million which are Aa3 insured and $17 million which are A2 insured, monthly or quarterly variable rate bonds with borrowers rated no lower than A2 on Moody’s municipal bond scale. All transactions were done at par value. These transactions generate approximately $1 million of annual pre-tax equivalent income.

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

As previously disclosed, on Aug. 6, 2008, the IRS announced a uniform settlement program for taxpayers participating in LILO and SILO transactions. In the third quarter of 2008, we executed a closing agreement with the IRS for the 1998 through 2002 audit cycle which resolved, with exception of one matter (for additional information see “Legal Proceedings” in Part II, Item 1 of this Form 10-Q.), all issues from this period. As part of the closing agreement, we accepted the IRS’ uniform LILO and SILO settlement. We also settled our 1994 through 1996 New York State and New York City audits. The combined after-tax charge of these settlements was $30 million.

The Bank of New York Mellon Corporation    89

Notes to Consolidated Financial Statements	(continued)

Based on a probability assessment of various potential outcomes, we currently believe our accruals for tax liabilities are adequate for all open years. Probabilities and outcomes are reviewed as events unfold, and adjustments to the tax liabilities are made when appropriate.

As previously disclosed, in connection with the acquisition of the Acquired Corporate Trust Business of JPMorgan Chase, we were required to file various IRS information and withholding tax returns. While preparing these returns in 2007, we identified certain inconsistencies in the supporting tax documentation and records transferred to us that were needed to file accurate returns. For additional information, see “Legal Proceedings in Part II, Item 1 of this Form 10-Q.”

As previously disclosed, in the fourth quarter of 2007, we also discovered that other business lines, including the legacy The Bank of New York corporate trust business, may have similar issues and initiated an extensive company-wide review to identify any inconsistencies in the supporting tax documents. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matter. Any exposure resulting from this matter is uncertain and cannot currently be reasonably estimated.

Note 16 — Business segments

For details of our business segments, see Business segments review on page 19 through the bullet points on page 20, and the tables, through “Average assets” (excluding “pre-tax operating margin”) on pages 23 through 25. For details of the primary types of fee revenue generated by each segment, see the sector/segment overview table on page 21. The tables and information in those paragraphs are incorporated by reference into these Notes to Consolidated Financial Statements.

Note 17 — Related party transaction

Included in interest-bearing deposits with banks at Sept. 30, 2008, is approximately $17 billion of CDs purchased from money market mutual funds managed by Dreyfus. The acquisition of these CDs resulted in a loss of $11 million in the third quarter of 2008, which was recorded in support agreement charges. Approximately $8 billion of these CDs were repaid in

October 2008 without loss. In addition, in October 2008, the Company purchased approximately $6 billion of CDs from the Dreyfus funds. Absent any credit deterioration, losses on these CDs will be amortized to income over the lives of the CDs, which have varying maturities through early 2009.

Note 18 — Subsequent event

On Oct. 14, 2008, the U.S. government announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) authorized under the Emergency Economic Stabilization Act (“EESA”). The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Initially, nine large financial institutions agreed to participate in the program. On Oct. 14, 2008, the Company announced that it would be part of the initial group of nine institutions in which the U.S. Treasury would purchase an equity stake. The Company agreed to issue and sell to the U.S. Treasury preferred stock and a warrant to purchase shares of common stock in accordance with the terms of the CPP for an aggregate purchase price of $3 billion. As a result, on Oct. 28, 2008, we issued $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and a warrant as described below to the U.S. Treasury. The Series B preferred stock will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on March 20, June 20, Sept. 20 and Dec. 20 of each year. The Series B preferred stock can only be redeemed within the first three years with the proceeds of at least $750 million from one or more qualified equity offerings. After Dec. 20, 2011, the Series B preferred stock may be redeemed, in whole or in part, at any time at our option. At a price equal to 100% of the issue price plus any accrued and unpaid interest. Redemption of the Series B preferred stock at any time will be subject to the prior approval of the Federal Reserve.

Issuance of the Series B preferred shares places restrictions on our common stock dividend and repurchases of common stock. Prior to the earlier of (i) the third anniversary of the closing date or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to:

90    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

•	Pay any dividend on our common stock other than regular quarterly dividends of not more than our current quarterly dividend of $0.24 per share; or
•

Redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company or any trust preferred securities issued by the Company or any affiliate except in connection with (i) any benefit plan in the ordinary course of business consistent with past practice; (ii) market-making, stabilization or customer facilitation transactions in the ordinary course or; (iii) acquisitions by the Company as trustees or custodians.

In addition, until such time as the U.S. Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Oct. 28, 2008 closing or exercise of the warrant described below, the Company must ensure that its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including so-called golden parachute, severance and employment agreements (collectively, “Benefit Plans”) with respect to its senior executive officers (as defined in the EESA and regulations thereunder), comply with Section 111(b) of the EESA as implemented by any guidance and regulations issued and in effect on Oct. 28, 2008.

The Series B preferred stock qualifies as Tier I capital. Including the Series B preferred stock, the Tier I capital ratio at Sept. 30, 2008 would have been approximately 12%.

In connection with the issuance of the Series B preferred stock, we issued a warrant to purchase 14,516,129 shares of our common stock to the U.S. Treasury. The warrant has a 10-year term and an exercise price of $31.00 per share. The warrant is immediately exercisable, in whole or in part. Exercise must be on a cashless basis unless the Company agrees to a cash exercise. However, the U.S. Treasury has agreed that it will not transfer or exercise the warrant for more than 50% of the shares covered until the earlier of (i) the date on which we receive aggregate gross proceeds of not less than $3 billion from one or more qualified equity offerings, and (ii) Dec. 31, 2009. If the Company completes one or more qualified equity offerings on or prior to Dec. 31, 2009 that results in the Company receiving aggregate gross proceeds of not less than $3 billion, the number of shares of common stock originally covered by the warrant will be reduced by one-half. The U.S. Treasury will not exercise voting power associated with any shares underlying the warrant. The warrant will be classified as permanent equity under GAAP.

The issuance of the Series B preferred stock is expected to reduce fully diluted earnings per share by approximately $0.02 in the fourth quarter of 2008 and approximately $0.10 in 2009.

The Bank of New York Mellon Corporation    91

Item 1A. Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Risk factors relating to our business and our common stock

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.

The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business and our financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure and to ascertain the fair value of securities held by us is subject to uncertainty in that it requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these conditions might impair the ability of our borrowers and others to meet their obligations.

•

Our ability to borrow from other financial institutions or to access the public credit markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums due to the FDIC’s Temporary Liquidity Guarantee Program and because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Limits on common stock dividends

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock. As part of the capital issuance referred to below under “Risks relating to our industry and financial markets”, we agreed that for three years (or such prior time as the U.S. Treasury ceases to hold the securities issued by the Company) we will not pay any dividends on our common stock other than regular quarterly dividends of not more than $0.24 per share. In addition, on Oct. 28, 2008, the Company issued to the U.S. Treasury, $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, which pays cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. The Series B preferred shares rank senior to the Company’s common stock, and may impact the Company’s ability to pay dividends on the common stock.

92    The Bank of New York Mellon Corporation

Item 1A. Risk Factors	(continued)

Risk factors relating to our industry and financial markets

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.

On Oct. 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on Sept. 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routing funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations, or that the EESA will stabilize current market conditions.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or other circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us.

In view of the difficulties experienced recently by many financial institutions, we believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. The outcome of such a review may have adverse ratings consequences, which could have a material adverse effect on our results of operation, financial condition and affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.

The Bank of New York Mellon Corporation    93

Item 4. Controls and Procedures

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except changes resulting from the merger with Mellon Financial being implemented to incorporate Mellon Financial’s operations with The Bank of New York’s systems of internal control.

94    The Bank of New York Mellon Corporation

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of the Company, projected business growth, statements with respect to the merger of The Bank of New York and Mellon Financial with and into the Company, expectations with respect to operations after the merger, the expected outcome and impact of legal, regulatory and investigatory proceedings, and the Company’s plans, objectives and strategies. In addition, these forward-looking statements relate to: The U.S. Treasury’s Temporary Guarantee Program for Money Market Mutual Funds, the Troubled Asset Relief Program, the FDIC’s Temporary Liquidity Guarantee Program and the Federal Reserve’s Asset-backed Commercial Paper Money Market Mutual Fund Liquidity Facility Program; expectations with respect to merger-related expense synergies and total merger and integration expenses; expected tax rates; the effect of changes in market indices; potential earnouts resulting from the sale of the B-Trade and G-Trade execution businesses; the computation of our future capital adequacy; the ability of our business model to benefit from long-term trends; growth opportunities in international markets; the potential impact of the use of valuation models to estimate fair value; ability and intention to hold certain securities; the potential liquidation of a SIV and the results of any such liquidation; potential future support agreements; repayment of overdrafts; the call of outstanding debt and the refinancing and replacement of such debt; our liquidity target; our expectations regarding our ability to generate capital and the unrealized loss on the securities portfolio; measurements of credit losses; treatment of trust-preferred securities as Tier I capital under recently-adopted transition rules and final rules of the FRB; expectations with respect to the adoption of recent accounting pronouncements and developments; the timing and potential impact of recent and anticipated acquisitions and dispositions; estimated annual amortization for current intangibles for future years; potential changes in pension costs; expectations with regard to portfolio exposures; resolution of certain tax examinations and the impact of those resolutions; expectations with respect to various commitments and contingent liabilities entered into in the normal course of business; the potential impact of consolidation of OSF, if required; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; and defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation and defenses to attempted enforcement of a related judgment. In this report, any other report, any press release or any written or oral statement that the Company or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “superior returns,” “well-positioned,” “trends,” “pro forma” and words of similar meaning, signify forward-looking statements.

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represent risks associated with the business and operations of the Company can be found in the “Risk Factors” section of this report and the “Forward-looking Statements and Risk Factors” sections included in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, and may also be found in subsequent reports filed with the SEC by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A and elsewhere in this Form 10-Q are based on management’s current expectations and assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The “Risk Factors” discussed in this report and the Form 10-K for the year ended Dec. 31, 2007 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document, and in subsequent reports filed by the Company with the SEC pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

The Bank of New York Mellon Corporation    95

Part II — Other information

Item 1. Legal Proceedings

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

As previously disclosed in the Company’s 2007 Annual Report on Form 10-K, The Federal Customs Service of the Russian Federation is pursuing a claim against The Bank of New York, now known as The Bank of New York Mellon (the “Bank”). The claim is based on allegations relating to the previously disclosed Russian funds transfer matter that was the subject of the Bank’s Non-Prosecution Agreement and alleges violations of U.S. law by the Bank in failing to supervise and monitor funds transfer activities at the Bank. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were allegedly due to be paid by customers of the Bank’s correspondent clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

The Bank has been defending itself vigorously in this matter and intends to continue to do so. The Bank believes it has meritorious procedural and substantive defenses to the allegations in the Russian courts and also believes that if a judgment were to be entered in this matter by the Russian courts, the Bank has meritorious defenses to an attempted enforcement of a judgment outside the Russian Federation in countries in which the Bank has material assets.

As previously disclosed in the Company’s 2007 Annual Report on Form 10-K, during 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability.

As previously disclosed, we received a letter from the IRS on Oct. 9, 2007 informing us that the IRS is considering designating one such transaction for litigation. On Sept. 17, 2008, we received a further letter from the IRS notifying us that our case had been referred to the IRS Chief Counsel for his consideration and decision. On Sept. 30, 2008, as part of our closing agreement for the 1998-2002 federal audit cycle (for additional information see Note 15 to the Notes to Consolidated Financial Statements), the IRS designated the transaction for litigation and we agreed to litigate in the U.S. Tax Court.

The transaction involved payments of U.K. corporate income taxes that generated foreign tax credits over the 2001-2006 period. The IRS has indicated it intends to seek to disallow the foreign tax credits primarily on the basis the transaction lacked economic substance. We are prepared to vigorously defend our position and believe the tax benefits associated with the transaction were consistent with IRS published guidance existing at the time the transaction was entered into and with various federal appellate court decisions. In the event the Company is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties on this transaction.

As previously disclosed in the Company’s 2007 Annual Report on Form 10-K, the Bank filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at the Bank. At the time of the bankruptcy, the cash and securities collateral for the loan were valued at over $600 million. On March 3, 2008, the Chapter 11 Trustee for Sentinel filed an adversary proceeding against the Bank seeking to disallow the Bank’s claim and asserting a claim for damages against the Bank under a variety of theories including that the Bank aided and abetted certain insiders of Sentinel

96    The Bank of New York Mellon Corporation

Part II — Other information	(continued)

in mis-appropriating customer assets and improperly using those assets as collateral for the loan. In January 2008, the Bank learned that the Commodities Futures Trading Commission (the “CFTC”) opened an investigation that includes a review of Sentinel’s relationship with the Bank. While the timing and outcome of the bankruptcy is uncertain, the Company intends to vigorously pursue its claim.

As previously disclosed in the Company’s 2007 Annual Report on Form 10-K, the SEC is investigating the trading activities of Pershing Trading Company LP, a floor specialist, on two regional exchanges from 1999 to 2004. Because the conduct at issue is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to this matter under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

As previously disclosed in the Company’s 2007 Annual Report on Form 10-K, in connection with the acquired JPMorgan Chase corporate trust business, the Bank was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, the Bank identified certain inconsistencies in the supporting tax documentation and records transferred to the Bank that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007. The Company and JPMorgan Chase remain in advanced discussions with the IRS, which if successful, will resolve the information reporting and withholding issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, the Bank is indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

As previously disclosed, the Company self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC and certain state authorities are investigating these transactions. MFM is cooperating fully with the investigations.

As previously disclosed, in the course of a routine review of customer accounts at Mellon Securities LLC (“Mellon Securities”), the Company became aware of circumstances suggesting that employees of Mellon Securities, which executes orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. The Company is reviewing the trades and is in the process of determining the extent of any remediation. The Company self-disclosed this matter to the Financial Industry Regulatory Authority (“FINRA”) and the SEC on a voluntary basis.

As previously disclosed, in December 2004, the National Association of Securities Dealers (“NASD”) commenced an inquiry into BNY Capital Markets, Inc. (now BNY Mellon Capital Markets LLC, “BNY MCM”) concerning the participation in certain partial tender offers for publicly traded securities by a small group of former traders, which was prompted by BNY MCM’s disclosure to the NASD that it had identified certain instances in which BNY MCM tendered in excess of the firm’s net long position in the underlying securities, in violation of SEC Rule 14e-4. In late July 2008, the staff of FINRA, the successor to the NASD, informed the Company that it has made a preliminary determination to recommend disciplinary action in connection with seven partial tender offers and BNY MCM’s supervision of these activities. FINRA invited BNY MCM to submit a “Wells” submission setting forth any defenses or arguments it may have against a disciplinary action, which BNY MCM submitted in August 2008.

In August 2008, FINRA commenced an inquiry into BNY MCM concerning the sale of Auction Rate Securities (“ARS”). On Sept. 16, 2008, BNY MCM signed a “Settlement Term Sheet” with FINRA to resolve the investigation with a censure without admitting or denying FINRA’s findings that the firm sold ARS using advertising or marketing materials that were not fair and balanced. BNY MCM agreed to buy back certain ARS from the relevant class who purchased ARS from May 31, 2006 through Feb. 28, 2008 (total par value of approximately $20 million) and to pay a $250,000 fine.

The Bank of New York Mellon Corporation    97

Part II — Other information	(continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On Sept. 29, 2008, the Company issued 152,355 shares of Common Stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to the former shareholders of The Arden Group, Inc. (“Arden Group”) as further consideration for the acquisition of all the assets of The Arden Group by the Company. The former Arden Group shareholders may receive additional shares of Common Stock from time to time if certain conditions are met. The shares were issued to three sophisticated investors who acquired the shares for their own account and who represented that any sales would be pursuant to an effective registration statement or an applicable exemption from registration.

(c)	The following table discloses repurchases of our common stock made in the third quarter of 2008.

Issuer purchases of equity securities

Share repurchases during third quarter 2008				Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased		Average price per share
July 2008	210		$40.55	-
August 2008	20		$36.90	-
September 2008	33		$42.01	-
Third quarter 2008	263	(a)	$40.46	-
(a)	Represents 263 thousand shares at a purchase price of approximately $11 million purchased from employees primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of the Company authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased in the third quarter of 2008 under this program.

At Sept. 30, 2008, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

Under the TARP Capital Purchase Program, prior to the earlier of (i) Oct. 28, 2011, or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to repurchase any shares of common stock except in connection with benefit plans in the ordinary course of business and certain other limited exceptions described above.

Item 6. Exhibits

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

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2007.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2007.
3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended

98    The Bank of New York Mellon Corporation

Part II — Other information	(continued)

and restated on July 10, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, as filed with the SEC on Aug. 8, 2007.
4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2008. The Company hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.
10.1	General Release of Thomas A. Renyi, dated July 22, 2008.
10.2	General Release of Bruce Van Saun, dated Aug. 29, 2008.
10.3	Letter Agreement entered into by The Bank of New York Mellon Corporation and Thomas P. Gibbons, dated July 10, 2008, accepted July 16, 2008.
10.4	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.
10.5	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Bank of New York Mellon Corporation    99

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 7, 2008	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

100    The Bank of New York Mellon Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (“The Company”).	Previously filed as Exhibit 2.1 to The Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to The Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, (File No. 000-52710) as filed with the Commission on Aug. 8, 2007.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2008. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	General Release of Thomas A. Renyi, dated July 22, 2008.	Filed herewith.

10.2	General Release of Bruce Van Saun, dated Aug. 29, 2008.	Filed herewith.

10.3	Letter Agreement entered into by The Bank of New York Mellon Corporation and Thomas P. Gibbons, dated July 10, 2008, accepted July 16, 2008.	Filed herewith.

10.4	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.	Filed herewith.

10.5	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Item 5.02 to The Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 17, 2008.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

The Bank of New York Mellon Corporation    101