Form 10-K
period 2008-12-31
Bank of New York Mellon CORP
filed 2009-02-27
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ✓ ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

[ ✓ ]  Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ✓ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes [ ✓ ] No

As of June 30, 2008, 1,138,943,237 shares, of the total outstanding shares of 1,146,070,295, of the registrant’s outstanding voting common stock, $0.01 par value per share, having a market value of $43,086,222,656, were held by nonaffiliates.

As of January 31, 2009, 1,148,987,937 shares of the registrant’s voting common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

The Bank of New York Mellon Corporation 2009 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2008 Annual Report to Shareholders-Parts I, II, III and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (the “Company”) with the Securities and Exchange Commission (“SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 38, including those portions of the Company’s 2008 Annual Report to Shareholders (the “Annual Report”), which are incorporated by reference herein. For a free copy of the Company’s Annual Report or the Proxy Statement for its 2009 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. The Company’s Annual Report is, and the Proxy upon filing with the SEC will be, available on our Internet site at www.bnymellon.com. We also make available, free of charge, on our Internet site the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The following materials are also available, free of charge, on our Internet site at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or corpsecretary@bnymellon.com:

•	the Company’s Code of Conduct, which is applicable to all employees, including the Company’s senior financial officers;

•	the Company’s Corporate Governance Guidelines; and

•	the Charters of Audit and Examining, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of the Board of Directors.

The contents of the Company’s Internet site are not part of this Form 10-K.

Forward-looking Statements

This Form 10-K contains statements relating to future results of the Company that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, and relate to, among other things: all statements about the future results of the Company, projected business growth, statements with respect to the merger of The Bank of New York Company, Inc. and Mellon Financial Corporation with and into the Company, the expected outcome and impact of legal, regulatory and investigatory proceedings, and the Company’s plans, objectives and strategies. In addition, these forward-looking statements relate to: the U.S. Treasury’s Temporary Guarantee Program for Money Market Mutual Funds, the Troubled Asset Relief Program, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program and the Federal Reserve’s Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility Program; the Community Reinvestment Act; the effect of current financial markets on competition; the implementation and impact of Basel II; impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; the impact of non-prosecution and settlement agreements with governmental authorities, the adequacy of tax reserves; and defenses to the allegations raised in the claim raised by The Federal Customs Service of the Russian Federation and defenses to attempted enforcement of a related judgment. These forward-looking statements, and other forward-looking statements contained in other public disclosures of the Company (including those incorporated in this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including those factors described in Item 1A. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to uncertainties inherent in the litigation and litigation settlement process.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

In this Form 10-K, references to “our,” “we,” “us,” the “Company,” and similar terms for periods on or after July 1, 2007, refer to The Bank of New York Mellon Corporation and prior to July 1, 2007, refer to The Bank of New York Company, Inc.

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

2 THE BANK OF NEW YORK MELLON CORPORATION

PART I

ITEM 1. BUSINESS

Description of Business

On July 1, 2007, The Bank of New York Company, Inc. and Mellon Financial Corporation (“Mellon Financial”) merged into The Bank of New York Mellon Corporation (the “Company”), with The Bank of New York Mellon Corporation being the surviving entity. The merger was accounted for as a purchase of Mellon Financial by The Bank of New York Company, Inc. for accounting and financial reporting purposes. For additional information on the merger, see Note 3 of Notes to Consolidated Financial Statements in the Company’s 2008 Annual Report (“Annual Report”), which portions are incorporated herein by reference.

The Bank of New York Mellon Corporation (NYSE symbol: BK) is a global financial services company headquartered in New York, New York, with approximately $928 billion in assets under management and $20.2 trillion in assets under custody and administration. For a further discussion of the Company’s products and services, see the “Overview” and “Business segments review” sections in the “Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations” (“MD&A”) section in the Annual Report, which portions of the Annual Report are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding the Company, which is incorporated herein by reference.

We were originally formed as a holding company for The Bank of New York Mellon, which has its executive offices in New York. With its predecessors, the Company has been in business since 1784.

On July 1, 2008, we completed the process of consolidating and renaming our principal U.S. bank and trust company subsidiaries into two principal banks. This consolidation effort was an essential part of our overall merger and integration process.

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

•

BNY Mellon, National Association (“BNY Mellon, N.A.”), a nationally-chartered bank, formerly named “Mellon Bank, N.A.”, which houses our Wealth Management business. Currently, this bank contains only the legacy Mellon Financial wealth management business. The wealth management business of the legacy The Bank of New York Company is expected to be added to BNY Mellon, N.A. in 2009.

As part of the consolidation, the number of our U.S. trust companies was reduced to two – The Bank of New York Mellon Trust Company, National Association and BNY Mellon Trust Company of Illinois. These companies house trust products and services across the U.S. Also concentrating on trust products and services is BNY Mellon Trust of Delaware, a Delaware bank. Most asset management businesses, along with Pershing, are direct or indirect non-bank subsidiaries of the Company.

Our bank subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

We divide our businesses into seven segments: Asset Management; Wealth Management; Asset Servicing; Issuer Services; Clearing Services; Treasury Services and Other. For a further discussion of the Company’s products and services, see “Business segments review” in the MD&A section of the Annual Report, which is incorporated herein by reference. Information on international operations is presented in the Annual Report in “Net interest revenue -- Average balances and interest rates”, “International operations”, “International operations -- International financial data”, “International operations -- Cross-border risk” and “Consolidated Balance Sheet Review -- Loans by product,” which are incorporated herein by reference.

THE BANK OF NEW YORK MELLON CORPORATION  3

PART I (continued)

Principal Entities

Exhibit 21.1 to this Form 10-K presents a list of the Company’s primary subsidiaries as of Dec. 31, 2008.

Discontinued Operations

As discussed in Note 4 of Notes to Consolidated Financial Statements in the Annual Report, the Company reports results using the discontinued operations method of accounting. Note 4 is incorporated herein by reference. All information in this Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

Supervision and Regulation

Our Company and our bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of the customers and depositors of the Company’s bank subsidiaries rather than holders of the Company’s securities. These laws and regulations govern such areas as levels of capital, permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, our subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of the Company’s securities. In addition, the Company and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which the Company and its subsidiaries are organized or conduct businesses. Described below are the material elements of selected laws and regulations applicable to the Company and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company and its subsidiaries.

Regulated Entities of The Company

The Company is regulated as a bank holding company and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto, and, as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial companies.

Our ability to maintain FHC status is dependent upon a number of factors, including our U.S. depository institution subsidiaries continuing to qualify as “well capitalized” as described under “- Prompt Corrective Action” below.

A FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies without FHC status or to continue such activities. Currently, we meet these requirements. The Bank of New York Mellon, which is the Company’s principal bank subsidiary, is a New York-chartered banking corporation, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and the New York State Banking Department (the “NYSBD”). The Company’s national bank subsidiaries, including BNY Mellon, N.A. and The Bank of New York Mellon Trust Company National Association., are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are SEC registered broker-

4  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

dealers and members of Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization.

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

Certain of the Company’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the U.K. pursuant to the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). In addition to broad supervisory powers, the FSA may discipline the businesses it regulates. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain U.K. investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K. regulated subsidiaries of the Company, are registered with the FSA and are offered for retail sale in the U.K.

Certain of the Company’s public finance activities are regulated by the Municipal Securities Rulemaking Board. Certain of the Company’s subsidiaries are registered with the Commodity

Futures Trading Commission (the “CFTC”) as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

The Company is a legal entity separate and distinct from its bank and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our bank and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by our subsidiaries or of trust-preferred securities issued by a trust or to pay dividends on our own equity securities. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory approval. For a further discussion of restrictions on dividends, see the first six paragraphs of Note 22 of Notes to Consolidated Financial Statements in the Annual Report, which paragraphs are incorporated herein by reference. If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC, the Federal Reserve Board and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividends if the institution is under-capitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

THE BANK OF NEW YORK MELLON CORPORATION  5

PART I (continued)

The ability of the Company’s bank subsidiaries to pay dividends to the Company may also be affected by various minimum capital requirements for banking organizations, as described below. In addition, the Company’s right to participate in the assets or earnings of a subsidiary is subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of the Company and certain of its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to the Company and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. In addition, certain bank transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The federal banking agencies have authority to prohibit the national banks they supervise from engaging in any activity which, in the appropriate agency’s opinion, constitutes an unsafe or unsound practice in conducting the bank’s business. The Federal Reserve Board has similar authority with respect to the Company and our non-bank subsidiaries. In addition, the NYSBD also has similar authority with respect to The Bank of New York Mellon.

Deposit Insurance

The deposits of our bank subsidiaries have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund (the “DIF”) is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate. During 2008, the assessment rates ranged from $0.05 per $100 of domestic deposits in the lower risk category to $0.43 per $100 of domestic deposits for banks in the highest risk category. Our banks were assessed approximately $0.05 per $100 of domestic deposits for 2008. The FDIC increased the DIF assessment rates for the first quarter of 2009, with the new rates ranging from $0.12 per $100 of domestic deposits in the lower risk category to $0.50 per $100 of domestic deposits for banks in the highest risk category. An FDIC credit available to our bank subsidiaries for prior contributions offset the entire assessment for the first quarter of 2008 and 90% of the assessment for the remaining quarters of 2008, and will offset some of the assessment for 2009. Significant increases in the insurance assessments of our bank subsidiaries will increase our costs once the credit is fully utilized or otherwise disposed of.

See page 11 for a discussion of deposit insurance related to the FDIC’s Temporary Liquidity Guarantee Program.

In addition, the Deposit Insurance Fund Act of 1996 authorizes the Financing Corporation (“FICO”) to impose assessments on DIF assessable deposits in order to service the interest on FICO’s bond obligations. The amount assessed on individual institutions by FICO is in addition to the amount, if any, paid for deposit insurance under the FDIC’s risk-related assessment rate schedule. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base. The FICO annual assessment rate for the fourth quarter of 2008 was $0.0110 per $100 of domestic deposits and will be $0.0114 for the first quarter of 2009.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

Source of Strength

Under the BHC Act and Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its bank subsidiaries and to commit capital

6  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

and financial resources to those subsidiaries. The required support may be needed at times when, absent that Federal Reserve Board policy, we may not find ourselves able to provide it. In addition, any loans by the Company to its bank subsidiaries would be subordinate in right of payment to depositors and to certain other indebtedness of its banks. The Company’s U.S. non-bank subsidiaries engaged in securities-related activities are regulated by the Securities and Exchange Commission (“SEC”).

Liability of Commonly Controlled Institutions and Related Matters

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company.

Any loans by a bank holding company to a bank subsidiary that qualify as regulatory capital of the bank subsidiary, are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Regulatory Capital

The federal bank regulatory authorities have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital guidelines currently applicable to bank holding companies are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). As discussed further below, the federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks”, including the Company, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in June 2004 and updated in November 2005.

Under the existing Basel I-based guidelines, the risk-based capital ratio is determined by dividing the components of capital, described further below, by risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit). Risk-adjusted assets are determined by classifying assets and certain off-balance sheet items into weighted categories. The required minimum ratio of “Total capital” (the sum of Tier I, Tier II and Tier III capital) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier I capital to risk-adjusted assets is 4%. At Dec. 31, 2008, the Company’s Total capital and Tier I capital to risk-adjusted assets ratios were 17.1% and 13.3%, respectively. Under both the existing Basel I-based guidelines and the Basel II-based guidelines that are coming into effect, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) for bank holding companies but not banks, a limited amount of qualifying cumulative perpetual preferred stock, (4) minority interests in the equity accounts of consolidated subsidiaries and (5) for banking holding companies but not banks, a limited amount of trust- preferred securities, less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of cumulative perpetual preferred stock, trust-preferred securities and other so-called “restricted core capital elements.” Effective March 31, 2009, not more than 15% of our qualifying Tier I capital may consist of trust-preferred securities. We expect all of our trust-preferred securities to qualify as Tier I capital at March 31, 2009. The Series B preferred stock that we issued to the U.S. Treasury counts as Tier I capital and is not a restricted core capital element, notwithstanding that it has a step up in dividends and bears dividends cumulatively. See “U.S. Treasury program – investment in U.S. financial institutions”, below.

THE BANK OF NEW YORK MELLON CORPORATION  7

PART I (continued)

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

The risk-based capital requirements identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. In addition, the risk-based capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital guidelines require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators.

The federal bank regulatory agencies adopted the Basel II capital guidelines effective April 1, 2008. The new guidelines are mandatory for “core” banks. The Company and its depository institution subsidiaries are “core” banks. The only approach available to “core” banks is the Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk. The new guidelines provide for transitional periods during which banks subject to the new guidelines calculate their capital requirements under both the old guidelines and the new guidelines, with the minimum capital requirements being the greater of required capital as calculated under the new guidelines and designated percentages of required capital as calculated under the old guidelines. Under the guidelines as finally adopted, 2008 was the first possible year for a bank to begin its parallel run and 2009 is the first possible year for a bank to begin its first of three transitional floor periods.

In the U.S., we are currently working towards implementing the Basel II-based, A-IRB and AMA approaches required by the new guidelines within the required deadlines. Beginning Jan. 1, 2008, we implemented the Basel II Standardized Approach in the United Kingdom, Belgium and Luxembourg. We

maintain an active dialogue with U.S. and international regulatory jurisdictions to facilitate a smooth Basel II reporting process.

We believe Basel II will not constrain our current business practices and that using the advanced approaches in the U.S., given our portfolio, could result in a reduction of risk-weighted assets notwithstanding the leverage ratio requirement.

The Federal Reserve Board requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At Dec. 31, 2008, our leverage ratio was 6.9%.

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

Prompt Corrective Action

The FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires the federal banking agencies to take “prompt correction action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks; well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a

8  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

Tier I risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2008, all of our bank subsidiaries were well capitalized based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not be an accurate representation of the bank’s overall financial condition or prospects.

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

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The U.S. Treasury Department has proposed and, in some cases, issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as the Company’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by our subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Depositor Preference

Under federal law, depositors and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Asset-backed commercial paper liquidity facility program

In September 2008, the Federal Reserve announced an Asset Backed Commercial Paper (“ABCP”) Money Market Mutual Fund (“MMMF”) Liquidity Facility program (the “ABCP Program”).

Eligible borrowers under the ABCP Program include all U.S. depository institutions, U.S. bank holding companies, U.S. branches and agencies of foreign banks and broker-dealers. Eligible borrowers may borrow funds under the ABCP Program in order to fund the purchase of eligible ABCP from an MMMF. The MMMF must be a fund that qualifies as a money market mutual fund under Rule 2a-7 of The Investment Company Act of 1940, as amended (the “Investment Company Act”). ABCP used for collateral in the ABCP Program must be rated no lower than A1, F1 or P1, U.S. dollar denominated and from a U.S. issuer. The ABCP Program, which began on Sept. 19, 2008 was initially scheduled to run through Jan. 30, 2009. The Federal Reserve has extended this program through Oct. 30, 2009.

Borrowings under the ABCP Program are non-recourse. Further, the ABCP pledged under the ABCP Program receives a 0% risk weight for risk-based capital purposes and is excluded from average total consolidated assets for leverage capital purposes.

THE BANK OF NEW YORK MELLON CORPORATION  9

PART I (continued)

Subsidiaries of the Company purchased ABCP under the ABCP Program from MMMFs managed by the Company’s subsidiaries, as well as funds managed by third parties. At Dec. 31, 2008, we held $5.6 billion of assets and liabilities under the ABCP Program. The ABCP Program increased average assets by $2.3 billion in 2008. These assets are recorded on the balance sheet as other short-term investments – U.S. government-backed commercial paper. The liabilities are recorded as Borrowings from Federal Reserve related to asset-backed commercial paper. In January 2009, $4.5 billion of these assets and borrowings were repaid without credit losses.

Temporary guarantee program for money market mutual funds

In September 2008, the U.S. Treasury Department opened its Temporary Guarantee Program for Money Market Mutual Funds (the “Temporary Guarantee Program”). The U.S. Treasury will guarantee the share price of any publicly offered eligible money market fund that applies for and pays a fee to participate in the Temporary Guarantee Program. All money market funds that are structured within the confines of Rule 2a-7 of the Investment Company Act, maintain a stable share price of $1.00, are publicly offered and are registered with the SEC are eligible to participate in the Temporary Guarantee Program.

The Temporary Guarantee Program provides coverage to shareholders for amounts that they held in participating money market funds at the close of business on Sept. 19, 2008. The guarantee will be triggered if the market value of assets held in a participating fund falls below $0.995, the fund’s sponsor chooses not to maintain the $1.00 share price, and the fund’s board determines to liquidate the fund. The Temporary Guarantee Program is designed to address temporary dislocations in credit markets and initially was scheduled to run through Dec. 18, 2008. In November 2008, the Department of the Treasury announced an extension of the Temporary Guarantee Program until April 30, 2009 to support ongoing stability in this market. Continued protection is contingent upon funds renewing their coverage and paying any additional required fee. The Secretary of the Treasury may further extend the program until Sept. 18, 2009; however, no decision has been made to extend the program beyond April 30, 2009.

Each Dreyfus and BNY Mellon Funds Trust money market fund has entered into a Guarantee Agreement with the Department of the Treasury which permits these funds to participate in the Temporary Guarantee Program. On Dec. 12, 2008, the funds renewed their coverage, via the extension discussed above, to ensure continued protection.

U.S. Treasury program – investment in U.S. financial institutions

In October 2008, the U.S. government announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) authorized under the Emergency Economic Stabilization Act (“EESA”). The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. On Oct. 14, 2008, the Company announced that it would be part of the initial group of nine institutions in which the U.S. Treasury would purchase an equity stake. Since Oct. 14, 2008, the U.S. Treasury has purchased an equity position in many institutions.

The Company agreed to issue and sell to the U.S. Treasury preferred stock and a warrant to purchase shares of common stock in accordance with the terms of the CPP for an aggregate purchase price of $3 billion. As a result, on Oct. 28, 2008, we issued $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B ($2.779 billion), and a warrant for common stock ($221 million), as described below, to the U.S. Treasury. The Series B preferred stock will pay cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. Dividends will be payable quarterly in arrears on March 20, June 20, Sept. 20 and Dec. 20 of each year. The Series B preferred stock can only be redeemed within the first three years with the proceeds of at least $750 million from one or more qualified equity offerings. After Dec. 20, 2011, the Series B preferred stock may be redeemed in whole or in part, at any time, at our option, at a price equal to 100% of the issue price plus any accrued and unpaid dividends. Redemption of the Series B preferred stock at any time will be subject to the prior approval of the Federal Reserve. Under the American Recovery and Reinvestment Act of 2009 (“ARRA”) enacted Feb. 17, 2009, the U.S. Treasury, subject to consultation with the appropriate Federal banking agency, is required to permit a TARP recipient to repay any assistance previously provided under TARP to such financial institution, without regard to whether the financial institution has replaced such funds from any other source or to any waiting period. When such

10  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

assistance is repaid, the U.S. Treasury is required to liquidate warrants associated with such assistance at the current market price. The Series B preferred stock qualifies as Tier I capital.

The proceeds from the Series B preferred stock have been utilized to improve the flow of funds in the financial markets. Specifically we have:

•

Purchased mortgage-backed securities and debentures issued by U.S. government-sponsored agencies to support efforts to increase the amount of money available to lend to qualified borrowers in the residential housing market.

•	Purchased debt securities of other financial institutions, which helps increase the amount of funds available to lend to consumers and businesses.
•	Continued to make loans to other financial institutions through the interbank lending market.

All of these efforts address the need to improve liquidity in the financial system and are consistent with our business model which is focused on institutional clients.

FDIC temporary liquidity guarantee program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program. This program:

•

Guarantees certain types of senior unsecured debt issued by most U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and the earlier of (i) June 30, 2009 and (if applicable) (ii) the date the FDIC-insured bank elects not to participate in the program – a decision that must have been made no later than Dec. 5, 2008, including promissory notes, commercial paper and any unsecured portion of secured debt. The Company did not elect to opt out of this program. Prepayment of debt not guaranteed by the FDIC and replacement with FDIC-guaranteed debt is not permitted. The amount of debt covered by the guarantee may not exceed 125 percent of the par value of the issuing entity’s senior unsecured debt, excluding debt extended to affiliates or institution-affiliated parties, outstanding as of Sept. 30, 2008, that was scheduled to mature before June 30, 2009 (this date may be extended). For FDIC guaranteed debt issued on or before June 30, 2009, an annualized assessment rate will be paid to the FDIC equal to 50 or 75 points multiplied by the amount of debt with a maturity of less than one year. For debt with a maturity of greater than one year, the annualized assessment rate is 100 basis points. For FDIC-guaranteed debt issued on or before June 30, 2009, the guarantee will terminate on the earlier of the maturity of the debt or June 30, 2012.

•

Provides full FDIC deposit insurance coverage for funds held by FDIC-insured banks in noninterest-bearing transaction deposit accounts at FDIC-insured depositary institutions until Dec. 31, 2009. For such accounts, a 10 basis point surcharge on the depositary institution’s current assessment rate will be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. At Dec. 31, 2008, $49.9 billion of deposits with us were covered by the temporary liquidity guarantee program.

The FDIC adopted the Final Rule implementing the Temporary Liquidity Guarantee Program on Nov. 21, 2008. Participation in the FDIC’s Temporary Liquidity Guarantee Program resulted in $7 million, pre-tax, of additional expense, recorded in other expenses, in 2008 and is expected to result in $50 million, pre-tax, of additional expense, or $0.03 per common share, in 2009, based on deposit levels at Dec. 31, 2008.

At Dec. 31, 2008, the Company was eligible to issue approximately $600 million of FDIC-guaranteed debt under this program.

Money market investor funding facility

In October, 2008, the Federal Reserve announced the creation of the Money Market Investor Funding Facility (“MMIFF”), which will support a private-sector initiative designed to provide liquidity to U.S. money market investors.

Under the MMIFF, the Federal Reserve Bank of New York will provide senior secured financing to a series of special purpose vehicles (“SPVs”) that will purchase high-quality money market instruments maturing in 90 days or less from U.S. money market funds. Eligible assets will include U.S. dollar-denominated certificates of deposit and commercial paper issued by highly rated financial institutions and having remaining maturities of 90 days or less. Eligible investors will include U.S. money market mutual funds and over time may include other U.S. money market investors. In January 2009, the Federal Reserve expanded the set of institutions eligible to participate in the MMIFF from U.S. money market mutual funds to also include U.S.-based securities lending cash collateral reinvestment funds, portfolios and accounts (securities lenders) and U.S.-

THE BANK OF NEW YORK MELLON CORPORATION  11

PART I (continued)

based investment funds that operate in a manner similar to money market mutual funds, such as certain local government investment pools, common trust funds and collective investment funds.

The MMIFF became operational on Nov. 24, 2008. SPVs were eligible to begin purchasing assets on Nov. 24, 2008 and will cease purchasing assets on Oct. 30, 2009, unless the Federal Reserve Board extends the MMIFF. As of Feb. 25, 2009, none of the Company’s money market funds or investment funds that operate in a manner similar to money market mutual funds had offered assets for sale to these SPVs.

Privacy

The privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information of consumer customers to third parties for certain purposes (primarily marketing) unless customers have the opportunity to “opt out” of the disclosure. The Fair Credit Reporting Act restricts information sharing among affiliates for marketing purposes.

Community Reinvestment Act

The Community Reinvestment Act of 1977 requires banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should the Company or its bank subsidiaries fail to adequately serve these communities, potential penalties could be imposed, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Legislative Initiatives

Various legislative initiatives are from time to time introduced in Congress or relevant state legislatures. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

Acquisitions

Federal and state laws impose approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act, and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by the Company may be subject to informal approval by the Federal Reserve Board or other regulatory authorities.

Competition

The Company is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer and capture services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

As a result of current conditions in the global financial markets and the economy in general, competition could intensify and consolidation of financial service companies could increase.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive

12  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A, “Risk Factors – Competition” below, which is incorporated into this Item by reference.

Employees

At Dec. 31, 2008, the Company and its subsidiaries had approximately 42,900 employees.

Statistical Disclosures by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Securities Exchange Act of 1934 Industry Guide 3 (together “Guide 3”) require that the following statistical disclosures be made in annual reports on Form 10-K filed by bank holding companies.

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential Information required by this section of Guide 3 is presented in the Annual Report in “Net Interest Revenue”, “Average Balances and Interest Rates” and the “Supplemental information – rate/volume analysis” sections and in Note 11 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

II.    Securities Portfolio

A.    Carrying Values of Securities and

B.    Maturity Distribution of Securities

Information required by this section of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review - Investment securities” section and in Note 6 of Notes to Consolidated Financial Statements, which are incorporated herein by reference.

III.    Loan Portfolio

A.    Types of Loans and

B.    Maturities and Sensitivities to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review -- Loans” section and Note 1 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C.    Risk Elements and

D.    Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review -- Loans, Non-performing assets and Cross-border risk” sections and Note 1 and Note 7 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report “Credit Risk” section, the “Asset Quality and Allowance for Credit Losses” section, in “Critical Accounting Estimates” in Note 1 of Notes to Consolidated Financial Statements under “Allowance for Loan Losses and Allowance for Lending Related Commitments” and in Note 7 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V.    Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Average Balances and Interest Rates” and “Deposits” sections and in Note 9 of Notes to Consolidated Financial Statements, which are incorporated herein by reference.

THE BANK OF NEW YORK MELLON CORPORATION  13

PART I (continued)

VI.    Return on Equity and Assets

Information required by this section of Guide 3 is set forth in the Annual Report in the “Financial Summary” section, which portions are incorporated herein by reference.

VII.    Short-Term Borrowings

Information required by this section of Guide 3 is set forth in the Annual Report in the “Other Borrowings” section, which is incorporated herein by reference.

VIII.    Replacement Capital Covenant

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon Financial of £200,050,000 aggregate principal amount of Mellon Financial’s 6.369% junior subordinated debentures (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of £200,000,000 aggregate principal amount of the Trust’s 6.369% preferred securities (the “Preferred Securities”). We refer to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “Securities.” Pursuant to the merger, the Company assumed Mellon Financial’s obligations under the RCC.

The Company agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	the Company and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exceptions, unless
•	the Company has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies, and
•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that the Company and its subsidiaries have received during the six months prior to delivery of notice of such repayment or redemption or the date of such repurchase from issuance of other securities specified in the RCC that, generally described, based on current standards are expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the Securities at the time of such repayment, redemption or repurchase; and

•

the Company will not pay any interest that has been deferred on the Junior Subordinated Debt Securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the RCC, subject to certain limitations, and the Company will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

The series of long-term indebtedness for borrowed money that is the Covered Debt under the RCC as of the date of this Form 10-K is the Company’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including the Company’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date of such series, (ii) if the Company or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date, and (iii) if such series meets the other eligibility requirements set forth in the RCC for Covered Debt but is not subordinated debt, then the date (if any) on which the Company issues a series of long term indebtedness for money borrowed that meets the eligibility requirements of the RCC but is subordinated debt. The RCC includes provisions under which a new series of the Company’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the RCC.

The full text of the RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated Sept. 20, 2006. The description of the RCC set forth above is qualified by reference to its full text.

14  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

On June 19, 2007, Mellon Financial entered into a Replacement Capital Covenant (the “2007 RCC”) in connection with the issuance by Mellon Financial of $500,100,000 aggregate principal amount of Mellon Financial’s 6.044% Junior Subordinated Notes (the “Junior Notes”) to Mellon Capital IV (the “2007 Trust”) and the issuance by the 2007 Trust of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate. Pursuant to the merger, the Company assumed Mellon Financial’s obligation under the 2007 RCC.

The Company agreed in the 2007 RCC for the benefit of persons who buy, hold, or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the 2007 RCC, that on or before the “Stock Purchase Date”, as defined in the 2007 RCC (anticipated to be June 20, 2012), with respect to the Junior Notes, and on or before a date ten years after the Stock Purchase Date, with respect to the PCS or Preferred Stock issuable pursuant to the terms of the PCS (collectively, the Junior Notes, PCS and Preferred Stock are referred to as the “2007 Securities”):

•	the Company and its subsidiaries will not redeem or repurchase any of the 2007 Securities with limited exceptions, unless
•	the Company has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to bank holding companies and
•

the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that the Company and its subsidiaries have received during the 180 days prior to delivery of notice of such redemption or repurchase from issuance of common stock or other securities specified in the 2007 RCC that, generally described, based on current standards, are expected to receive equity credit at the time of issuance equal to or greater than the equity credit attributed to the 2007 Securities at the time of such redemption or repayment.

The series of long-term indebtedness for borrowed money that is the Covered Debt under the 2007 RCC as of the date of this Form 10-K is the Company’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including Mellon Financial’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date or the defeasance of such series; (ii) if the Company or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date; and (iii) if such series meets the other eligibility requirements set forth in the 2007 RCC for Covered Debt but is not subordinated debt, then the date (if any) on which the Company issues a series of long-term indebtedness for money borrowed that meets the eligibility requirements of the 2007 RCC but is subordinated debt. The 2007 RCC includes provisions under which a new series of the Company’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the 2007 RCC.

The full text of the 2007 RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated June 20, 2007. The description of the 2007 RCC set forth above is qualified by reference to its full text.

ITEM 1A.  RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this report. See “Forward-Looking Statements.”

THE BANK OF NEW YORK MELLON CORPORATION  15

PART I (continued)

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the second half of 2008 and beginning of 2009. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, rising unemployment, declining business and consumer confidence and the risk of increased inflation, have precipitated what may be a severe recession. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business and our financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	The amount, duration and range of our market risk exposures have been increasing over the past several years, and may continue to do so.
•

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Asset and Wealth Management segments.

•

Fluctuations in global market activity could impact the flow of investment capital into or from assets under management or supervision and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management segment.

•	Our ability to continue to operate certain commingled investment funds at a net asset value of $1.00 per unit and to allow unrestricted cash redemptions by investors in those commingled funds (or by investors in other funds managed by us which are invested in those commingled investment funds) may be adversely affected by depressed mark-to-market prices of the underlying portfolio securities held by such funds, or by material defaults on such securities or by the limited sources of liquidity that are available to such funds; and we may be faced with claims from investors and exposed to financial loss as a result of our operation of such funds.

•

We expect to face increased regulation of our industry, including as a result of the EESA and ARRA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure and to ascertain the fair value of securities held by us is subject to uncertainty in that it requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these conditions might impair the ability of our borrowers and others to meet their obligations.

•

Our ability to borrow from other financial institutions or to access the public credit and capital markets on favorable terms or at all could be adversely affected by further disruptions in the markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•

We may be required to pay significantly higher FDIC premiums due to our participation in the FDIC’s Temporary Liquidity Guarantee Program and other EESA programs and because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We may experience further write-downs of our financial instruments and other losses related to volatile and illiquid market conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of

16  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further write-downs in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

Asset-based fees are typically determined on a sliding scale so that, as the value of a client portfolio grows, we receive a smaller percentage of the increasing value as fee income. This is particularly important to our asset management, global funds services and global custody businesses. Significant declines in the values of capital assets would reduce the market value of some of the assets that we manage and administer and result in a corresponding decrease in the amount of fees we receive and therefore would have an adverse effect on our results of operations. Similarly, significant declines in the volume of capital markets activity would reduce the number of transactions we process and the amount of securities lending we do and therefore would also have an adverse effect on our results of operations.

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

THE BANK OF NEW YORK MELLON CORPORATION  17

PART I (continued)

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

Our internal strategies and forecasts assume a growing client base and increasing client usage of our services. A decline in the pace at which we attract new clients and a decline of the pace at which existing and new clients use additional services and assign additional assets to us for management or custody would adversely affect our future results of operations. A decline in the rate at which our clients outsource functions, such as their internal accounts payable activities, would also adversely affect our results of operations.

Strategic acquisitions may pose integration risks.

From time to time, to achieve our strategic objectives, we have acquired or invested in other companies or businesses, and may do so in the future. Each of these poses integration challenges, including successfully retaining clients and key employees of both businesses and capitalizing on certain revenue synergies. We cannot assure you that we will realize, when anticipated or at all, the positive benefits expected as a result of our acquisitions or that any businesses acquired will be successfully integrated.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In October 2008, the U.S. government announced the passage of the EESA and in February 2009 enacted the ARRA in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.

Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions in an amount up to $700 billion for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under ARRA, further stabilization measures were made. There can be no assurance, however, as to the actual impact that the EESA and ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different

18  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparties or clients. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations, or that the EESA or ARRA will stabilize current market conditions.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to continue, such as the recent conditions in the global financial markets and global economy.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Any material reduction in our credit rating could increase the cost of our funding from the capital markets.

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

The outcome of such a review may have adverse ratings consequences, which could have a material adverse effect on our results of operations and financial condition and affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.

Interest Rate Environment—Our revenues and profits are sensitive to changes in interest rates.

Our net interest income and cash flows are sensitive to interest rate changes, changes in valuations in the debt or equity markets and changes in customer credit quality, over which we have no control. Our net interest revenue is the difference between the interest income earned on our interest-earning assets, such as the loans we make and the securities we hold in our investment portfolio, and the interest expense incurred on our interest-bearing liabilities, such as deposits and borrowed money. We also earn net interest revenue on interest-free funds we hold.

THE BANK OF NEW YORK MELLON CORPORATION  19

PART I (continued)

The current global market crisis has triggered a series of cuts in interest rates, which could cause a decline in our net interest revenue. Further declines could cause net income losses. Additional volatility in interest rates could trigger one or more of the following effects:

•

changes in net interest revenue depending on our balance sheet position at the time of change. See discussion under “Asset/liability management” in the Annual Report, which portions of the Annual Report are incorporated herein by reference;

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

A more detailed discussion of the interest rate and market risks we face is contained in the “Risk Management” section of the Annual Report.

Capital Adequacy—We are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, our Company and our subsidiary banks and broker-dealers must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If our Company, our subsidiary banks, or broker-dealers failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. In light of recent market events, the regulatory accords on international banking institutions formulated by the Basel Committee on Banking Supervision and implemented by the Federal Reserve may require us and our subsidiary banks to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, the regulatory accords or implementing regulations. Failure by our principal subsidiary banks and broker-dealer subsidiaries to maintain their status as “well capitalized” and “well managed,” if unremedied over a period of time, would cause us to lose our status as a financial holding company and could affect the confidence of clients in us, thus also compromising our competitive position. Financial holding companies are permitted to engage in a wide range of financial activities, insurance, merchant banking and real estate investment that are not permissible for other bank holding companies and are also eligible for a streamlined review process for proposed acquisitions. See “Supervision and Regulation” above and “Capital -- Capital Framework” and “-- Capital Adequacy” in the Annual Report, which portions of the Annual Report are incorporated herein by reference.

Access to Capital Markets—If our ability to access the capital markets is diminished, our business may be adversely affected.

Our business is dependent in part on our ability to access successfully the capital markets on a regular basis. While the FDIC’s Temporary Liquidity Guarantee Program has temporarily improved its participants’ access to sources of liquidity, this program expires on June 30, 2009, but may be extended. We rely on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from our consolidated operations. Events or circumstances, such as rising interest rates, market disruptions or loss of confidence of debt purchasers or counterparties in us or in the funds markets, could limit our access to capital markets, increase our cost of borrowing, adversely affect our liquidity, or impair our ability to execute our business plan. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on (or remain on) negative watch by the rating agencies, we

20  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

We are subject to extensive government regulation and supervision, including regulation and supervision in non-U.S. jurisdictions.

We operate in a highly regulated environment, being subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. In light of the current conditions in the global financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Although we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Supervision and Regulation” above. Some of the governmental authorities which may assert jurisdictional regulatory authority over us are located in and operate under jurisdictions outside the United States. Such jurisdictions may utilize legal principles and systems that differ materially from those encountered in the United States. Among other things, litigation in foreign jurisdictions may be decided much more quickly than in the U.S., trials may not involve testimony of witnesses who are in the courtroom and subject to cross-examination, and trials may be based solely on submission of written materials. These factors can make issues of regulatory compliance and legal proceedings more difficult to assess.

Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress, in state legislatures and around the world. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S. and rules to more closely regulate credit default swaps and other derivative transactions, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see “Supervision and Regulation” above.

Monetary and Other Governmental Policies—Our business is influenced by monetary and other governmental policies.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. Due to the current market conditions, we anticipate that monetary, tax and other government policies will become more rigorous. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact our profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into our businesses. The cost of geographically diversifying and maintaining our facilities to comply with regulatory mandates necessarily results in additional costs. Various legislative initiatives are from time to time introduced in Congress or relevant state legislatures. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations. See “Supervision and Regulation” above.

THE BANK OF NEW YORK MELLON CORPORATION  21

PART I (continued)

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

Technology—We depend on our technology and intellectual property; if third parties misappropriate our intellectual property, our business may be adversely affected.

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

Developments in the securities processing industry, including shortened settlement cycles and straight-through-processing, will necessitate ongoing changes to our business and operations and will likely require additional investment in technology. Our financial performance depends in part on our ability to develop and market new and innovative services, to adopt or develop new technologies that differentiate our products or provide cost efficiencies and to deliver these products and services to the market in a timely manner at a competitive price.

Rapid technological change in the financial services industry, together with competitive pressures, require us to make significant and ongoing investments. We

22  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

cannot provide any assurance that our technology spending will achieve gains in competitiveness or profitability, and the costs we incur in product development could be substantial. Accordingly, we could incur substantial development costs without achieving corresponding gains in profitability.

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

Acts of terrorism could have a significant impact on our business and operations. While we have in place business continuity and disaster recovery plans, acts of terrorism could still damage our facilities and disrupt or delay normal operations, and have a similar impact on our clients, suppliers, and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of our products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The wars in Iraq and Afghanistan, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on us in ways that we are necessarily unable to predict.

Reputational and Legal Risk—Our business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally.

Adverse publicity and damage to our reputation arising from the recent events in the financial markets, our failure or perceived failure to comply with legal and regulatory requirements, actions of errant employees, financial reporting irregularities involving ourselves or other large and well known companies, increasing regulatory scrutiny of “know your customer,” anti-money laundering and anti-terrorist procedures and their effectiveness, regulatory investigations of the mutual fund industry, including mutual funds advised by us, and litigation that arises from the failure or perceived failure of us to comply with compliance policies and procedures, could result in increased regulatory supervision, affect our ability to attract and retain customers or maintain access to the capital markets, result in suits, enforcement actions, fines and penalties or have adverse effects on us in ways that are not predictable. Investigations by various federal and state regulatory agencies, the Department of Justice and state attorneys general, and any related litigation, could have an adverse effect on investment activity generally and on us. Such investigations also may be initiated by, and other compliance requirements may be asserted by, jurisdictions outside the United States, utilizing legal principles and systems that differ materially from those encountered in the United States. See Item 3 of this Form 10-K.

On April 21, 2006, The Bank of New York (now known as The Bank of New York Mellon) entered into a formal written agreement with the Federal Reserve Bank of New York and the New York State Banking Department, which imposed a number of reporting requirements and controls in connection with The Bank of New York Mellon’s anti-money laundering program. The agreement outlines a series of steps to strengthen and enhance The Bank of New York Mellon’s compliance practices, systems, controls and procedures and remains in effect until terminated by the banking regulators. Failure to comply with the agreement could result in sanctions, money penalties and reputational damage, which

THE BANK OF NEW YORK MELLON CORPORATION  23

PART I (continued)

could have a material adverse effect on our business, financial condition and results of operations.

On Aug. 17, 2006, Mellon Bank, N.A. (now known as BNY Mellon, N.A.), entered into a settlement agreement with the United States Attorney for the Western District of Pennsylvania relating to an April 2001 incident in BNY Mellon, N.A.’s Pittsburgh IRS Processing Unit. Under the terms of the settlement, BNY Mellon, N.A. agreed to have an independent third party monitor compliance with the terms of the agreement for a three-year period. No monetary penalties or fines were imposed by the agreement although BNY Mellon, N.A. reimbursed the federal government for $30 thousand of costs incurred by an outside vendor. If BNY Mellon, N.A. complies with the terms of the agreement, the U.S. Attorney will not prosecute BNY Mellon, N.A. The agreement should not impair BNY Mellon, N.A.’s ability to serve as a long-standing government contractor.

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

The U.S. Treasury Department and Internal Revenue Service (“IRS”) have taken increasingly aggressive positions against certain corporate investment programs that either reduce or defer taxes such as certain types of structured transactions including leasing investments referred to as LILOs, in which we engaged prior to mid-1999, and SILOs, in which we engaged prior to 2004. As a result of such challenges by the IRS, in the third quarter of 2008, we accepted a settlement offer from the IRS on these LILO/SILO transactions. There can be no assurances that the IRS will not challenge other corporate investment programs in the future. See Note 26 of Notes to the Consolidated Financial Statements in the Annual Report, which note is incorporated herein by reference.

We believe we have adequate tax reserves to cover any potential tax exposures the IRS may assess. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because we cannot necessarily accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect us or our business.

Going forward, we anticipate we will have fewer opportunities to participate in lease investing, tax credit programs and similar transactions that have benefited us in the past. This may adversely impact our net interest revenue and effective tax rate. In addition, changes in tax legislation or the

24  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

interpretation of existing tax laws worldwide could have a material impact on our net income.

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

We have credit exposure to residential mortgages, Florida real estate, the airline, automotive, and telecommunications industries, to monoline financial guaranty insurers and to many other industries. We cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, our revenues and profitability are adversely affected when our borrowers default in whole or in part on their loan obligations to us. We rely on our business experience to estimate future defaults, which we use to create loan loss reserves against our loan portfolio. In addition, current market developments may increase default and delinquency rates, which may impact our charge-offs. We cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for credit losses, including loan reserves, are not sufficient, we would be required to record a larger loan reserve against current earnings.

Holding Company—We are a holding company, and as a result, are dependent on dividends from our subsidiaries, including our subsidiary banks, to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders.

We are a non-operating holding company, whose principal assets and sources of income are our principal bank subsidiaries - The Bank of New York Mellon and BNY Mellon, N.A. - and our other subsidiaries. We are a legal entity separate and distinct from our banks and other subsidiaries and, therefore, we rely primarily on dividends from these banking and other subsidiaries to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders, to the extent declared by our board of directors. There are various legal limitations on the extent to which these banking and other subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise) and certain of our affiliates. Although we maintain cash positions for liquidity at the holding company level, if these banking subsidiaries or other of our subsidiaries were unable to supply us with cash over time, we could be unable to meet our obligations, including our obligations with respect to our debt securities, or declare or pay dividends in respect of our capital stock. See “Supervision and Regulation” above and “Liquidity and Dividends” and “Capital -- Capital Framework” in the Annual Report, which portions are incorporated herein by reference.

Because we are a holding company, our rights and the rights of our creditors, including the holders of our debt securities, to a share of the assets of any subsidiary upon the liquidation or recapitalization of the subsidiary will be subject to the prior claims of the subsidiary’s creditors (including, in the case of our banking subsidiaries, their depositors), except to the extent that we may ourselves be a creditor with recognized claims against the subsidiary. The rights of holders of our debt securities to benefit from those distributions will also be junior to those prior claims. Consequently, our debt securities will be effectively subordinated to all existing and future liabilities of our subsidiaries. A holder of our debt securities should look only to our assets for payments in respect of those debt securities.

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

THE BANK OF NEW YORK MELLON CORPORATION  25

PART I (continued)

common stock. As part of the capital issuance to the Treasury referred to below, we agreed that for three years (or such prior time as the U.S. Treasury ceases to hold the Series B securities issued by the Company) we will not pay any dividends on our common stock other than regular quarterly dividends of not more than $0.24 per share. On Oct. 28, 2008, the Company issued to the U.S. Treasury, $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, which pays cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. The Series B preferred shares rank senior to the Company’s common stock, and may impact the Company’s ability to pay dividends on the common stock.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2008:

New York City properties

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

Pittsburgh properties

We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William

Penn Place and a 14-story office building located at 500 Ross Street.

The Pittsburgh properties are utilized by all of our business segments, other than the Clearing Services segment.

Boston properties

We lease approximately 382,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts.

The Boston properties are utilized by all of our business segments other than Issuer Services and Clearing Services.

New Jersey properties

We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, Jersey City, New Jersey and approximately 260,000 square feet of space in an office building located at Newport Office Center VII, 480 Washington Boulevard, Jersey City, New Jersey.

The New Jersey properties are primarily utilized by our Issuer Services and Clearing Services business segments.

United Kingdom properties

We have a number of leased office locations in London (including approximately 234,000 square feet of space at The Bank of New York Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood, Liverpool, Swindon and Edinburgh.

The UK properties are utilized by all of our business segments.

Other properties

We also lease (and in a few instances own) office space and other facilities at numerous other locations both within and outside of the U.S., including properties located in New York, New Jersey, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Georgia, Washington, Colorado, the mid-south region of the U.S.; Brussels,

26  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

Belgium; Dublin and Cork in Ireland; Senningerberg-Niederanven and Luxembourg City in Luxembourg; Frankfurt, Germany; Chennai and Pune in India; Singapore; Hong Kong and Shanghai in China, and Tokyo, Japan.

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

As previously disclosed in the Company’s Form 8-K dated May 17, 2007, the Federal Customs Service of the Russian Federation is pursuing a claim against The Bank of New York, now The Bank of New York Mellon (the “Bank”), a subsidiary of the Company. The claim is based on allegations relating to the previously disclosed Russian funds transfer matter, and alleges that the Bank violated U.S. law by failing to supervise and monitor funds transfer activities at the Bank. This “lack of action” is alleged to have resulted in underpayment to the Russian Federation of the value added taxes that were due to be paid by the customers of the bank’s clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

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

On Sept. 30, 2008, as part of our closing agreement for the 1998-2002 federal audit cycle, the IRS designated one such transaction for litigation and we agreed to litigate in the U.S. Tax Court.

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

As previously disclosed, the Bank filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at the Bank. Pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court on Dec. 8, 2008, $370 million of cash has been set aside as a reserve, to be used by the Bank if its proof of claim is allowed in the bankruptcy. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against the Company seeking to disallow the Bank’s claim and seeking damages against the Bank for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. The Company has also learned that the Commodities Futures Trading Commission has opened an investigation that includes a review of Sentinel’s relationship with the Bank.

THE BANK OF NEW YORK MELLON CORPORATION  27

PART I (continued)

As previously disclosed in the Company’s 2007 Annual report on Form 10-K, the U.S. Securities and Exchange Commission (“SEC”) is investigating the trading activities of Pershing Trading Company LP (“Pershing”), a floor specialist, on two regional exchanges from 1999 to 2004. Because the conduct at issue is alleged to have occurred largely during the period when Pershing was owned by Credit Suisse First Boston (USA), Inc. (“CSFB”), the Company has made claims for indemnification against CSFB relating to this matter under the agreement relating to the acquisition of Pershing. CSFB is disputing these claims for indemnification.

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

As previously disclosed, the Company self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC and certain state authorities, including the Texas Securities Board, are investigating these transactions. MFM is cooperating with the investigations.

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

As previously disclosed, in December 2004, the National Association of Securities Dealers (“NASD”) commenced an inquiry into BNY Capital Markets, Inc. (now BNY Mellon Capital Markets LLC, “BNY MCM”) concerning the participation in certain partial tender offers for publicly traded securities by a small group of former traders, which was prompted by BNY MCM’s disclosure to the NASD that it had identified certain instances in which BNY MCM tendered in excess of the firm’s net long position in the underlying securities. In December 2008, BNY MCM entered into letter of Acceptance, Waiver and Consent (“AWC”) with FINRA, the successor to the NASD. In the AWC, BNY MCM consented, without admitting or denying, to FINRA’s finding that it violated SEC Rule 14e-4 and NASD Rule 2110 (through its participation in the partial tender offers) and NASD Conduct Rule 3010 and 2110 regarding supervisory systems. BNY MCM also consented to a censure and a $90,000 fine.

In August 2008, FINRA commenced an inquiry into BNY MCM concerning the sale of Auction Rate Securities (“ARS”). On Sept. 16, 2008, BNY MCM signed a “Settlement Term Sheet,” with FINRA to resolve the investigation of the firm without admitting or denying FINRA’s findings that BNY MCM sold ARS using advertising or marketing materials that were not fair and balanced. BNY MCM agreed to: (1) buy back certain ARS from a class of individuals and certain entities who purchased ARS from BNY MCM from May 31, 2006 through Feb. 28, 2008 (such ARS having a total par value of approximately $20 million); (2) make best efforts to provide liquidity to all other investors not in the relevant class but who purchased ARS from BNY MCM during the same period; and (3) a censure and fine in the amount of $250,000.

On Dec. 19, 2008, CompSource Oklahoma filed a lawsuit in the United States District Court for the Eastern District of Oklahoma. The action names as defendants BNY Mellon, N.A. and The Bank of New York Mellon Corporation. The plaintiff alleges that participants in the defendants’ securities lending program, through collective investment vehicles managed by the defendants, incurred losses relating to investments in medium term notes of Sigma Finance Inc. The plaintiff purports to bring the

28  THE BANK OF NEW YORK MELLON CORPORATION

PART I (continued)

lawsuit on its own behalf and as a representative of a class of participants. The plaintiff asserts claims for negligence, breach of fiduciary duty and breach of contract. The complaint seeks unspecified damages.

On Dec. 11, 2008, Bernard L. Madoff was arrested by the FBI and sued by the SEC for engaging in a massive “Ponzi-scheme” investment fraud through his broker dealer and investment advisory company, Bernard L. Madoff Investment Securities LLC (“Madoff”). The Company has no direct exposure to the Madoff fraud. Ivy Asset Management LLC (“Ivy”), a subsidiary that primarily manages funds-of-hedge-funds has not had any funds-of-funds investments with Madoff since 2000. Several investment managers contracted with Ivy as a sub-advisor and one pension fund contracted with Ivy as investment manager; a portion of these funds were invested with Madoff and likely suffered losses as a result of the Madoff fraud. Ivy continues to review these matters.

Ivy acted as a consultant to the investment manager for the Beacon Associates LLC I (“Beacon Associates”) fund-of-hedge-funds, which invested with Madoff. Ivy did not have discretion over investment decisions for Beacon Associates. On Jan. 27, 2009, the Trustees of a pension plan that invested in the Beacon Associates fund sued the fund’s investment manager, its directors and officers, Ivy, the Company, and Beacon Associates’ auditors. The suit seeks unspecified damages allegedly resulting from violations of federal securities laws and common law, including fraud and breach of fiduciary duties. The Company believes that the allegations lack merit and intends to vigorously defend against the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2008.

THE BANK OF NEW YORK MELLON CORPORATION  29

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in the following portions of the Annual Report: “Capital”, “Liquidity and dividends”, “Selected quarterly data” and Note 22 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference. The Bank of New York Mellon Corporation’s common stock is traded on the New York Stock Exchange under the trading symbol BK. BNY Capital IV 6.875% Preferred Trust Securities Series E (symbol BKPrE) and BNY Capital V 5.95% Preferred Trust Securities Series F (symbol BKPrF) are also listed on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item is set forth in the following portions of the Annual Report: “Financial Summary”, “Summary of financial results” and Note 1, Note 2 and Note 4 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the following portions of the Annual Report: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the following portions of the Annual Report: “Trading activities and risk management”, “Asset/liability management”, “Off-balance sheet arrangements”, Note 1 of Notes to Consolidated Financial Statements under “Derivative financial instruments” and Note 27 of Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 36 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Exhibits, which are incorporated herein by reference.

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

30  THE BANK OF NEW YORK MELLON CORPORATION

PART II (continued)

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in rule 13a-15(f) and 15d-15(f) of the Exchange Act during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting and report of independent registered public accounting firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 91 and 92 of the Annual Report, each of which is incorporated herein by reference.

THE BANK OF NEW YORK MELLON CORPORATION  31

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in The Bank of New York Mellon Corporation’s proxy statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) in the following sections: Election of Directors--Nominees for Election as Directors, Board Meetings and Board Committee Information--Audit and Examining Committee and -- Corporate Governance and Nominating Committee and Director Nominations, and Section 16(a) Beneficial Ownership Reporting Compliance, each of which section is incorporated herein by reference, and in the “Executive Officers of the Registrant” section below.

CODE OF ETHICS

We have adopted a code of ethics which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of the Company and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer), as well as to the directors of the Company. The Code of Conduct is posted on our website at http://www.bnymellon.com/ethics/codeofconduct.pdf and is also available in print, without charge, to any shareholder who requests it. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, NY, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) or our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of the Company as of February 27, 2009, together with the offices held by each such person during the last five years, are listed below and on the following two pages. All executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer.

	Age		Year appointed

Robert P. Kelly	55	Chairman ( appointed in 2008) and Chief Executive Officer	2007 (1)

Gerald L. Hassell	57	President	2007 (2)

Steven G. Elliott	62	Senior Vice Chairman	2007 (3)

Donald R. Monks	60	Vice Chairman	2007 (4)

Ronald P. O’Hanley	52	Vice Chairman	2007 (5)

David F. Lamere	48	Vice Chairman	2007 (6)

James P. Palermo	53	Vice Chairman	2007 (7)

Timothy F. Keaney	47	Senior Executive Vice President	2007 (8)

Thomas P. Gibbons	52	Senior Executive Vice President and Chief Financial Officer (appointed in 2008)	2007 (9)

Richard F. Brueckner	59	Senior Executive Vice President	2007 (10)

Brian G. Rogan	51	Senior Executive Vice President and Chief Risk Officer (appointed in 2008)	2007 (11)

Karen B. Peetz	53	Senior Executive Vice President	2007 (12)

Kurt D. Woetzel	54	Senior Executive Vice President	2007 (13)

Carl Krasik	64	Senior Executive Vice President and General Counsel	2007 (14)

32  THE BANK OF NEW YORK MELLON CORPORATION

PART III (continued)

	Age		Year appointed

Lisa B. Peters	51	Senior Executive Vice President	2007 (15)

Jonathan Little	44	Senior Executive Vice President	2007 (16)

Torry Berntsen	50	Senior Executive Vice President	2007 (17)

Arthur Certosimo	54	Senior Executive Vice President	2009 (18)
		(effective March 1, 2009)

John A. Park	56	Controller	2008 (19)

(1)	Mr. Kelly also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Kelly served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. since February 2006. From prior to 2003 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation and its predecessor, First Union Corporation.

(2)	Mr. Hassell also serves as the President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2003.

(3)	Mr. Elliott also serves as Senior Vice Chairman of BNY Mellon, N.A. Prior to the merger, Mr. Elliott served as Senior Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2003.

(4)	Mr. Monks also serves as Vice Chairman and Chief Administrative Officer of The Bank of New York Mellon and as Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Monks served as Senior Executive Vice President of The Bank of New York Company from at least 2003 to 2005.

(5)	Mr. O’Hanley also serves as Vice Chairman of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. O’Hanley served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2003.

(6)	Mr. Lamere also serves as Vice Chairman of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Lamere served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2003.

(7)	Mr. Palermo also serves as Vice Chairman of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2003.

(8)	Mr. Keaney also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from October 2003 to May 2006.

(9)	Mr. Gibbons also serves as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Mellon and Vice President and Chief Financial Officer of BNY Mellon, N.A. Mr. Gibbons also served as Chief Risk Officer of the Company from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. from September 2006 until June 2007. Prior to the merger, he also served as Senior Executive Vice President of The Bank of New York since April 2005 and as Chief Financial Officer from September 2006 until June 2007. He served as Executive Vice President of The Bank of New York from at least 2003 to 2005. Mr. Gibbons also served as Chief Risk Officer of The Bank of New York Company from at least 2003 to 2006.

(10)	Mr. Brueckner also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since May 2006 and as Chief Executive Officer of Pershing LLC since at least 2003.

THE BANK OF NEW YORK MELLON CORPORATION  33

PART III (continued)

(11)	Mr. Rogan also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since November 2005. He served as Executive Vice President from at least 2003 to 2005.

(12)	Ms. Peetz also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006. She served as Executive Vice President of The Bank of New York from June 2003 to May 2006.

(13)	Mr. Woetzel also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2003 to May 2006.

(14)	Mr. Krasik also serves as General Counsel and Assistant Secretary of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Krasik served as General Counsel and Secretary of Mellon Financial Corporation and General Counsel and Assistant Secretary of Mellon Bank, N.A. since July 2006. He served as Associate General Counsel and Secretary of Mellon Financial Corporation and Associate General Counsel and Assistant Secretary of Mellon Bank, N.A. from at least 2003 to July 2006.

(15)	Ms. Peters also serves as Executive Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2003.

(16)	Mr. Little also serves as Senior Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Little served as Senior Vice President of Mellon Bank, N.A., and as President of Mellon International Investment Corporation since at least 2003.

(17)	Mr. Berntsen also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Berntsen served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from April 2004 to May 2006 and as President of BNY Capital Markets, Inc. from January 2003 to April 2004.

(18)	Mr. Certosimo will be a Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A., effective March 1, 2009. Prior to the merger, Mr. Certosimo served as head of Broker Dealer Services and Alternative Investment Services since at least 2003. He served as Executive Vice President since at least 2003.

(19)	Mr. Park also serves as Managing Director and Controller of The Bank of New York Mellon and Controller of BNY Mellon, N.A. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the following sections of the 2009 Proxy Statement: Director Compensation, Executive Compensation, Compensation Discussion and Analysis, Board Meetings and Board Committee Information -- Compensation Committee

Interlocks and Insider Participation, and the Report of the Human Resources and Compensation Committee, which are incorporated herein by reference. The information incorporated herein by reference to the Human Resources and Compensation Committee Report is deemed furnished hereunder.

34  THE BANK OF NEW YORK MELLON CORPORATION

PART III (continued)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the following sections of the 2009 Proxy Statement: Beneficial Ownership of Shares by Holders of 5% or More of Outstanding Stock, Beneficial Ownership of Shares by Directors and Executive Officers, and Executive Compensation--Equity Compensation Plans Table, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the following sections of the 2009 Proxy Statement: Corporate Governance Matters--Director Independence

and--Business Relationships and Related Party Transactions Policy, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the following section of the 2009 Proxy Statement: Audit Fees, Audit Related Fees, Tax Fees and All Other Fees which is incorporated herein by reference.

THE BANK OF NEW YORK MELLON CORPORATION  35

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, schedules and exhibits required for this Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report.

(1) Financial Statements	Page No.

Consolidated Income Statement	93 and 94
Consolidated Balance Sheet	95
Consolidated Statement of Cash Flows	96
Consolidated Statement of Changes in Shareholders’ Equity	97
Notes to Consolidated Financial Statements	98 through 146
Report of Independent Registered Public Accounting Firm	147
(2) Financial Statement Schedules

The following is attached as a Financial Statement Schedule.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of The Bank of New York Company, Inc.

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of the Bank of New York Company, Inc. and its Subsidiaries for the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of The Bank of New York Company, Inc. and its Subsidiaries operations for the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

February 21, 2007

(3)     Exhibits

See (b) below.

(b)    The exhibits listed on the Index to Exhibits on pages 38 through 60 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c) Other Financial Data	Page No.

Selected Quarterly Data	84

36  THE BANK OF NEW YORK MELLON CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation
By:	/s/ Robert P. Kelly
Robert P. Kelly
Chairman and Chief Executive Officer
DATED: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Robert P. Kelly	Director and Principal
	Robert P. Kelly	Executive Officer
Chairman and Chief Executive Officer
By:	/s/ Thomas P. Gibbons	Principal Financial Officer
Thomas P. Gibbons
Chief Financial Officer

By:	/s/ John A. Park	Principal Accounting Officer
John A. Park
Controller

Ruth E. Bruch; Nicholas M. Donofrio;

Gerald L. Hassell; Edmund F. Kelly;

Richard J. Kogan; Michael J. Kowalski;

John A. Luke, Jr.; Robert Mehrabian;

Mark A. Nordenberg; Catherine A. Rein;

William C. Richardson; Samuel C. Scott III;

John P. Surma; and Wesley W. von Schack

Directors
By:	/s/ Carl Krasik	DATED: February 27, 2009
Carl Krasik
Attorney-in-fact

THE BANK OF NEW YORK MELLON CORPORATION   37

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, the Company has filed certain agreements as exhibits to this annual report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).

Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.

Previously filed as Exhibit 3.1 to

the Company’s Current Report on

Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the period ended June 30, 2007, and incorporated herein by reference.

3.3	Certificate of Designations with respect to the Preferred Shares of the Company.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

3.4	Warrant to Purchase up to 14,516,129 shares of Common Stock of the Company.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

38   THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.1*	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.2*	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.3*	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.4*	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.5*	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.6*	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.7*	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  39

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.8*	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.9*	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.10*	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.11*	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(oo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.12*	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.13*	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(f) to The Bank of New York Company, Inc.’s Annual Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.14*	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(jjj) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.15*	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

40  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.16*	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(p) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.17*	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(q) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.18*	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2004, and incorporated herein by reference.

10.19*	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	Amendment Number 19 dated July 31, 2007 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008, and incorporated herein by reference.

10.21*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.22*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.23*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION   41

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.24*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.25*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.26*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.29*	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.30*	2004 Management Incentive Compensation Plan of The Bank of New York Company, Inc. as Amended and Restated.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended March 31, 2004, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

42  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.31*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.32*	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.33*	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.34*	Amendment dated February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated February 27, 2008, and incorporated herein by reference.

10.35*	The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.36*	Amendment dated October 11, 1994 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.37*	Amendment dated December 10, 1996 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.38*	Amendment dated January 14, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  43

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.39*	Amendment dated March 11, 1997 to the 1993 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.40*	Amendment dated July 14, 1998 to the 1993 Long-Term Incentive Plan of the Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.41*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1993 Long-Term Incentive Plan.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

44  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.46*	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  45

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.53*	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.54*	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.55*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.56*	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.57*	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.58*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of December 1, 1993.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

46  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.60*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan

THE BANK OF NEW YORK MELLON CORPORATION  47

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.68*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.69*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.70*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.71*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008, and incorporated herein by reference.

10.72*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.73*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.74*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.75*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.76*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

48  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.77*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.78*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.79*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.80*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Executive Management Group of Mellon Financial Corporation.	Previously filed as Exhibit 10.19 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.81*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Senior Management Committee of Mellon Financial Corporation.	Previously filed as Exhibit 10.20 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.82**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.83*	Form of Mellon Financial Corporation, Long-Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 2004, and incorporated herein by reference.

10.84*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan

THE BANK OF NEW YORK MELLON CORPORATION  49

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.85*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.86*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.87*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.88*	Form of Mellon Financial Corporation, Deferred Share Award Agreement (Performance Accelerated Restricted Stock) – Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.89*	Form of Type I Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.8 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.90*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.91*	Form of Restricted Stock Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.92*	Form of Nonqualified Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.93*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 15, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan

50  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.94*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.95*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.96*	Form of Type I Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.97*	Form of Restricted Stock Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.98*	Mellon Financial Corporation Long-Term Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008, and incorporated herein by reference.

10.99*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Restricted Stock Agreement dated February 20, 2007.	Previously filed as Exhibit 10.99 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008, and incorporated herein by reference.

10.100*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.101*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 31, 2006, and incorporated herein by reference.

10.102*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  51

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.103*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.104*	Description of restricted stock units granted to Robert P. Kelly on February 20, 2007.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 20, 2007, and incorporated herein by reference.

10.105*	Employee Severance Agreement dated July 11, 2000 with Bruce W. Van Saun.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

52  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.110*	Service Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.

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

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  53

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.118*	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.119*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.120*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Ronald P. O’Hanley dated December 22, 2006.	Previously filed as Exhibit 10.53 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.121*	Description regarding amendments entered into on December 22, 2006 by Ronald P. O’Hanley and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.122*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated July 13, 2007, and incorporated herein by reference.

10.123	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.	Previously filed as Exhibit 10(ooo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.124	Master Agreement dated July 16, 2004 between The Bank of New York Company, Inc. and Tennessee Processing Center LLC, Suntrust Equity Funding, LLC.	Previously filed as Exhibit 10(ppp) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.125	Real Estate Lease Dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.	Previously filed as Exhibit 10(qqq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

54  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.126	Real Estate Lease Waiver Agreement dated February 27, 2006 between 4101 Austin Boulevard Corp. and Fructibail Invest.	Previously filed as Exhibit 10(rrr) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.127	Real Estate Sublease dated February 27, 2006 between The Bank of New York and Fructibail Invest.	Previously filed as Exhibit 10(sss) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.128	Real Estate Sublease Waiver Agreement dated February 27, 2006 between The Bank of New York and Fructibail Invest.	Previously filed as Exhibit 10(ttt) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.129	Supplemental Agreement dated February 27, 2006 by and among Fructibail Invest, 4101 Austin Boulevard Corp. and The Bank of New York.	Previously filed as Exhibit 10(uuu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.130	Guarantee of The Bank of New York Company, Inc., dated February 27, 2006.	Previously filed as Exhibit 10(vvv) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.131	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on April 13, 2006, and incorporated herein by reference.

10.132	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.

Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  55

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.133	Lease dated as of December 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.134	Non-prosecution agreement with the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York.

Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on November 8, 2005, and incorporated herein by reference.

10.135	Letter from the United States Attorney, Western District of Pennsylvania, dated August 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on August 17, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated August 18, 2006, and incorporated herein by reference.

10.136*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.137*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.138*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.139*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Bruce W. Van Saun.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.140*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan

56  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.141*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.142*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.143*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi. .	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.144*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun. .	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.145*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott. .	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.146*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley. .	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.147*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.148*	General Release of Thomas A. Renyi, dated July 22, 2008.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.149*	General Release of Bruce Van Saun, dated Aug. 29, 2008	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended September 30, 2008, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  57

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.150*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Thomas P. Gibbons, dated July 10, 2008, accepted July 16, 2008.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.151*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.152*	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-5270) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.153	Letter Agreement, dated October 26, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.154*	Form of Waiver, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.155*	Form of Letter Agreement, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley with the Company.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.156*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated December 18, 2008.	Filed herewith.

10.157*	Amendment to Amended and Restated 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc., dated December 18, 2008.	Filed herewith.

10.158*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated December 18, 2008.	Filed herewith.

10.159*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated December 18, 2008.	Filed herewith.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

58  THE BANK OF NEW YORK MELLON CORPORATION

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.160*	Amendment to Change in Control Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Filed herewith.

10.161*	Amendment to Change in Control Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley	Filed herewith.

10.162*	Amendment to Continuing Terms of Employment Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Filed herewith.

10.163*	Amendment to Employment Letter Agreement, dated December 12, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Filed herewith.

10.164*	Amendment to Letter Agreement relating to Section 409A of the Internal Revenue Code, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Filed herewith.

10.165*	Amendment to Letter Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Filed herewith.

10.166*	Form of Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Filed herewith.

10.167*	Form of Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Filed herewith.

10.168*	Amendment to Change in Control Letter Agreement, dated December 11, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Filed herewith.

10.169*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Filed herewith.

10.170*	Amendment to Change in Control Letter Agreement, dated December 11, 2008, between The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Filed herewith.

10.171*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Filed herewith.

10.172*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Filed herewith.

10.173*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.1	All portions of The Bank of New York Mellon Corporation 2008 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary subsidiaries of the Company.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of Ernst & Young LLP.	Filed herewith.

24.1	Power of Attorney.	Filed herewith.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

THE BANK OF NEW YORK MELLON CORPORATION  59

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which the Company’s Common Stock may be issued to employees of the Company. No executive officers or directors of the Company are permitted to participate in this plan.

60  THE BANK OF NEW YORK MELLON CORPORATION