Form 10-Q
period 2009-03-31
Bank of New York Mellon CORP
filed 2009-05-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  ✓  ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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
        Yes ✓     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes                No    ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2009
Common Stock, $0.01 par value	1,153,449,620

THE BANK OF NEW YORK MELLON CORPORATION

FIRST QUARTER 2009 FORM 10-Q

Page

Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Impact of the current market environment on our business	6
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	12
Income taxes	13
Business segments review	13
Critical accounting estimates	28
Consolidated balance sheet review	33
Support agreements	42
Liquidity and dividends	43
Capital	46
Trading activities and risk management	50
Foreign exchange and other trading	51
Asset/liability management	52
Off-balance-sheet financial instruments	52
Supplemental information – Explanation of non-GAAP financial measures	53
Recent accounting developments	53
Government monetary policies and competition	54
Website information	55

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	56
Consolidated Balance Sheet (unaudited)	58
Consolidated Statement of Cash Flows (unaudited)	59
Consolidated Statement of Changes in Equity (unaudited)	60

Notes to Consolidated Financial Statements	61

Item 4. Controls and Procedures.	88

Forward-looking Statements.	89

Part II – Other Information

Item 1. Legal Proceedings	90
Item 1A. Risk Factors	92
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6. Exhibits	93
Signature	94
Index to Exhibits	95

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted; common shares in thousands)	March 31, 2009	Dec. 31, 2008		March 31, 2008

Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$322	$28		$746
Basic EPS	0.28	0.02		0.65
Diluted EPS	0.28	0.02		0.65

Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$322	$53		$749
Basic EPS from continuing operations	0.28	0.05		0.65
Diluted EPS from continuing operations	0.28	0.05		0.65

Continuing operations:
Fee and other revenue	$2,138	$1,816		$2,980
Net interest revenue	792	1,070		767

Total revenue	$2,930	$2,886		$3,747

Return on tangible common equity (annualized) – Non-GAAP (b)	26.1%	6.7	%(a)	35.8%

Return on common equity (annualized)	5.2%	0.8	%(a)	10.2%

Fee and other revenue as a percent of total revenue (FTE)	73%	63%		79%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$232	$282		$289

Percent of non-U.S. fee revenue and net interest revenue (FTE)	28%	31%		32%

Pre-tax operating margin (FTE)	18%	(1)%		30%

Net interest margin (FTE)	1.89%	2.34%		2.14%

Assets under management (“AUM”) at period end (in billions)	$881	$928		$1,105

Assets under custody and administration (“AUC”) at period end (in trillions)	$19.5	$20.2		$23.1
Equity securities	25%	25%		30%
Fixed income securities	75%	75%		70%
Cross-border assets at period end (in trillions)	$7.3	$7.5		$10.0

Market value of securities on loan at period end (in billions) (c)	$293	$326		$660

Average common shares and equivalents outstanding:
Basic	1,146,070	1,144,839		1,134,280
Diluted	1,146,943	1,146,127		1,143,761

2    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted; common shares in thousands)	March 31, 2009		Dec. 31, 2008	March 31, 2008

Capital ratios (b)
Tier 1 capital ratio	13.8%		13.2%	8.8%
Tier 1 common to risk-weighted assets ratio – Non-GAAP	10.0%		9.4%	7.4%
Total (Tier 1 plus Tier 2) capital ratio	17.5%		16.9%	12.1%
Tangible common equity to tangible assets ratio – Non-GAAP	4.2%		3.8%	4.4%

Return on average assets before extraordinary loss (annualized)	0.59%		0.09%	1.50%

Selected average balances
Interest-earning assets	$169,685		$183,876	$145,118
Total assets	$220,119		$243,962	$200,790
Interest-bearing deposits	$102,849		$96,575	$92,881
Noninterest-bearing deposits	$43,561		$52,274	$26,240
Total shareholders’ equity	$27,978		$28,771	$29,551

Other
Employees	42,000		42,900	42,600
Dividends per common share	$0.24	(d)	$0.24	$0.24
Dividend yield (annualized)	3.4	% (d)	3.4%	2.3%
Closing common stock price per common share	$28.25		$28.33	$41.73
Market capitalization	$32,585		$32,536	$47,732

Book value per common share	$22.03		$22.00	$24.89
Tangible book value per common share – Non-GAAP (b)	$5.48		$5.18	$7.03
Period end common shares outstanding	1,153,450		1,148,467	1,143,818

(a)	Before extraordinary loss.
(b)	See Capital beginning on page 46 and Supplemental Information on page 53 for an explanation of these ratios.
(c)	Represents the securities on loan, both cash and non-cash, managed by the Asset Servicing segment.
(d)	Represents the quarterly dividend paid in the first quarter of 2009. The quarterly dividend was reduced to 9 cents per common share in the second quarter of 2009.

The Bank of New York Mellon Corporation    3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” the “Company,” and similar terms refer to The Bank of New York Mellon Corporation.

Certain business terms used in this document are defined in the glossary included in our 2008 Annual Report on Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled Forward-looking Statements.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 to the Notes to Consolidated Financial Statements.

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

In the first quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 115-2 and FASB 124-2 (“FAS 115-2”) “Recognition and Presentation of Other-Than-Temporary Impairments” and FASB Staff Position No. 157-4 (“FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are

Not Orderly”. The impact of adopting FAS 115-2 and FAS 157-4 is discussed in Critical Accounting Estimates and Notes 5 and 15 to the Notes to Consolidated Financial Statements.

Overview

The Bank of New York Mellon Corporation (NYSE symbol: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, endowments and foundations and high-net-worth individuals. At March 31, 2009, we had $19.5 trillion in assets under custody and administration, $881 billion in assets under management, serviced more than $11 trillion in outstanding debt and on average, processed $1.8 trillion global payments per day.

The Company’s businesses benefit during periods of global growth in financial assets and concentration of wealth, and also benefit from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to accelerate the long-term growth of our businesses and on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of our strategy include: providing superior client service versus peers (as measured through independent surveys); strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); an increasing percentage of revenue and income derived from outside the U.S.; successful integration of acquisitions; competitive margins and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted minimum ratio of Tier 1 capital to risk-weighted assets of 10%.

4    The Bank of New York Mellon Corporation

Highlights of first quarter 2009 results

We reported net income applicable to the common shareholders of The Bank of New York Mellon Corporation of $322 million and diluted earnings per common share of $0.28. This compares to net income of $746 million, or diluted earnings per common share of $0.65, in the first quarter of 2008 and net income of $28 million, or diluted earnings per common share of $0.02 in the fourth quarter of 2008. Results in the fourth quarter of 2008 include an extraordinary after-tax loss of $26 million or $0.02 per common share.

Results for the first quarter of 2009 include:

•

Investment and goodwill write-downs resulted in a $0.21 decrease in continuing earnings per share. Investment write-downs of $347 million (pre-tax) primarily reflected the deterioration of credit quality of certain securities, the adverse impact of low interest rates on a structured tax investment and the write-down of an equity investment. (See Consolidated balance sheet review beginning on page 33). The goodwill impairment charge of $50 million (pre-tax) related to our Mellon United National Bank subsidiary in Miami, Florida. (See Noninterest expense on page 12); and

•	M&I expenses of $68 million (pre-tax), or $0.04 per common share. (See Noninterest expense on page 12).

Highlights for the first quarter of 2009 include:

•

Assets under custody and administration totaled $19.5 trillion at March 31, 2009 compared with $20.2 trillion at Dec. 31, 2008 and $23.1 trillion at March 31, 2008, as the benefit of new business conversions was more than offset by weaker market values and the impact of a stronger U.S. dollar. (See the Institutional Services sector beginning on page 21).

•

Assets under management totaled $881 billion at March 31, 2009 compared with $928 billion at Dec. 31, 2008 and $1.1 trillion at March 31, 2008, primarily due to the weakness in global market values and outflows in treasury/ government money market funds reflecting the historical low level of interest rates. (See the Asset and Wealth Management sector beginning on page 17).

•

Securities servicing revenue totaled $1.2 billion compared with $1.4 billion in the fourth quarter of 2008 and $1.5 billion in the first quarter of 2008. Continued strong new business wins in our asset servicing businesses were more than offset by the impact of lower volumes and spreads associated with securities lending in asset servicing, lower market values, a stronger U.S. dollar and lower levels of fixed income issuances globally. Securities lending fee revenue totaled $90 million in the first quarter of 2009 compared with $187 million in the fourth quarter of 2008 and $245 million in the first quarter of 2008. (See the Institutional Services sector beginning on page 21).

•

Asset and wealth management fees totaled $609 million in the first quarter of 2009 compared with $657 million in the fourth quarter of 2008 and $842 million in the first quarter of 2008. The decreases reflect the global weakness in market values and a stronger U.S. dollar which more than offset net new business. (See the Asset Management and Wealth Management segments beginning on page 18).

•

Foreign exchange and other trading activities revenue totaled $307 million in the first quarter of 2009 compared with $510 million in the fourth quarter of 2008 and $259 million in the first quarter of 2008. The increase compared with the first quarter of 2008 reflects the benefit from a higher volatility of key currencies, partially offset by lower client volumes. The decrease sequentially reflects the impact of both lower volatility and client volumes. (See Fee and other revenue beginning on page 7).

•

Net interest revenue totaled $792 million in the first quarter of 2009 compared with $1.070 billion in the fourth quarter of 2008 and $767 million in the first quarter of 2008. The increase compared with the first quarter of 2008 reflects a higher level of average interest-earning assets. The sequential decrease reflects a lower value of interest-free funds and narrower spreads. (See Net interest revenue beginning on page 10).

•

Noninterest expense totaled $2.3 billion in the first quarter of 2009 compared with $2.9 billion in the fourth quarter of 2008 and $2.6 billion in the first quarter of 2008. The decrease compared with both prior periods resulted from lower staff expense, including lower incentives, strong expense management and a stronger U.S. dollar. (See Noninterest expense beginning on page 12).

•	The unrealized net of tax loss on our available-for-sale securities portfolio was $4.5 billion at March 31, 2009. The unrealized net of tax loss was $4.1 billion at Dec. 31, 2008 and $1.8 billion

The Bank of New York Mellon Corporation    5

at March 31, 2008. (See Consolidated balance sheet review beginning on page 33).
•

The Tier 1 capital ratio was 13.8%. at March 31, 2009 compared with 13.2% at Dec. 31, 2008 and 8.8% at March 31, 2008. The tangible common equity to tangible assets ratio was 4.2% at March 31, 2009 compared with 3.8% at Dec. 31, 2008 and 4.4% at March 31, 2008. The Tier 1 capital ratio increased year-over-year primarily reflecting the benefit we received from the $3 billion of Series B preferred stock and warrant issued to the U.S. Treasury in October 2008. (See Capital beginning on page 46).

Impact of the current market environment on our business

The following discusses the impact of the current market environment on the Company’s operations.

Regulatory stress test

On May 7, 2009, the regulators released the results of the stress test administered under The Supervisory Capital Assessment Program conducted during the first quarter of 2009. The results confirmed that the Company is not required to raise additional capital, and under the test’s adverse scenario our capital ratios strengthened further. Reflecting the favorable results, we plan to move forward to repay TARP upon approval of our regulators.

Impact on our business

Our Asset and Wealth Management businesses have been negatively impacted by global weakness in market values. The S&P 500 and the MSCI EAFE indices declined 40% and 48%, respectively, from March 31, 2008, resulting in lower performance fees, a decline in investment income related to seed capital investments as well as lower asset and wealth management fee revenue as lower market values offset the impact of new business wins.

FX revenues returned to more normalized levels in the first quarter of 2009 from the record levels experienced in the fourth quarter of 2008, reflecting lower volatility and lower customer volumes. While volatility was down from the fourth quarter of 2008, it continues to remain elevated.

Our securities lending business continues to be impacted by lower market valuations, volumes and spreads, as well as overall de-leveraging in the financial markets.

Market conditions continue to drive a lower volume of new fixed income securities issuances, which has impacted the level of new business in our Corporate Trust business.

However, the market environment has also resulted in new opportunities for the Company, primarily through our Global Corporate Trust and Asset Servicing businesses. Among other things, these businesses continue to play a role in supporting governments’ stabilization efforts in North America and Europe to bring liquidity back to the financial markets.

Securities write-downs

The Company adopted FAS 115-2 and FAS 157-4 effective Jan. 1, 2009. Adopting these staff positions impacted both impairment charges and the unrealized loss on the securities portfolio. The ongoing disruption in the fixed income securities market has resulted in additional impairment charges, as well as an increase in unrealized securities losses. In the first quarter of 2009, we recorded write-downs of $200 million (pre-tax) reflecting a deterioration in the credit quality of certain securities and $95 million (pre-tax) from the impact of low interest rates on a structured tax investment. The unrealized loss on the securities portfolio was $4.5 billion at March 31, 2009, compared with $4.1 billion at Dec. 31, 2008. The unrealized loss continues to reflect deterioration in housing market indicators and the broader economy. See investment securities discussion in Consolidated balance sheet review for additional information.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). This program, as amended by interim rules adopted in February and March 2009:

•

Guarantees certain types of senior unsecured debt issued by most U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and Oct. 31, 2009, including promissory notes, commercial paper and any unsecured portion of secured debt. Prepayment of debt not guaranteed by the FDIC and replacement with FDIC-guaranteed debt is not permitted. The amount of debt covered by the guarantee may not exceed 125% of the par value

6    The Bank of New York Mellon Corporation

of the issuing entity’s senior unsecured debt, excluding debt extended to affiliates or institution-affiliated parties, outstanding as of Sept. 30, 2008, that is scheduled to mature before June 30, 2009 (this date may be extended). In the first quarter of 2009, the Company issued approximately $600 million of FDIC-guaranteed debt under this program, which was the maximum amount of the debt permissible for it under the TLGP. The Company is obligated to pay to the FDIC an assessment fee at a rate of 100 basis points per annum on the aggregate principal amount of its FDIC-guaranteed debt.

•

Provides full FDIC deposit insurance coverage for funds held by FDIC-insured banks in noninterest-bearing transaction deposit accounts at FDIC-insured depositary institutions until Dec. 31, 2009. For such accounts, a 10 basis point surcharge on the depositary institution’s current assessment rate will be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. At March 31, 2009, $25 billion of deposits with us were covered by the FDIC’s TLGP.

Proposed FDIC Emergency Deposit Assessment

In the first quarter of 2009, the FDIC proposed a 10-20 basis point special emergency deposit assessment for all depository institutions which is expected to be recorded in the second quarter of 2009, if approved. Based on first quarter 2009 average assessable deposits and assuming a 10 basis point rate, the charge relating to this proposal would have been approximately $75 million.

Fee and other revenue

Fee and other revenue				1Q09 vs.
(dollars in millions unless otherwise noted)	1Q09	4Q08	1Q08	1Q08	4Q08
Securities servicing fees:
Asset servicing (a)	$609	$782	$899	(32)%	(22)%
Issuer services	364	388	376	(3)	(6)
Clearing services (b)	253	279	263	(4)	(9)
Total securities servicing fees	1,226	1,449	1,538	(20)	(15)
Asset and wealth management fees	609	657	842	(28)	(7)
Performance fees	7	44	20	(65)	(84)
Foreign exchange and other trading activities	307	510	259	19	(40)
Treasury services	126	134	124	2	(6)
Distribution and servicing	111	106	98	13	5
Financing-related fees	48	45	48	-	7
Investment income (b)	(17)	45	40	N/M	N/M
Other (b)	16	67	84	(81)	(76)
Total fee revenue (non-FTE)	$2,433	$3,057	$3,053	(20)%	(20)%
Net securities gains (losses)	(295)	(1,241)	(73)	N/M	N/M
Total fee and other revenue (non-FTE)	$2,138	$1,816	$2,980	(28)%	18%
Fee and other revenue as a percentage of total revenue (FTE) (c)	73%	63%	79%
Market value of AUM at period end (in billions)	$881	$928	$1,105	(20)%	(5)%
Market value of AUC or administration at period end (in trillions)	$19.5	$20.2	$23.1	(16)%	(3)%
(a)	Includes securities lending revenue of $90 million in the first quarter of 2009, $187 million in the fourth quarter of 2008 and $245 million in the first quarter of 2008.
(b)	In the first quarter of 2009, fee revenue associated with equity investments was reclassified from clearing services revenue and other revenue to investment income. Fee revenue associated with an equity investment previously recorded in clearing services revenue was a loss of $58 million in the first quarter of 2009, income of $9 million in the fourth quarter of 2008 and income of $4 million in the first quarter of 2008. Fee revenue associated with an equity investment previously recorded in other revenue was income of $4 million in the first quarter of 2009, a loss of $2 million in the fourth quarter of 2008 and income of $12 million in the first quarter of 2008. Prior periods have been reclassified.
(c)	Excluding investment write-downs, fee and other revenue as a percentage of total revenue (FTE) was 76% in the first quarter of 2009, 74% in the fourth quarter of 2008 and 80% in the first quarter of 2008.

N/M – Not meaningful.

The Bank of New York Mellon Corporation    7

Fee revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue decreased 20% versus the year-ago quarter primarily due to decreases in asset servicing fees, asset and wealth management fees, investment income and other revenue, partially offset by an increase in foreign exchange and other trading activities. Sequentially, fee revenue decreased 20% reflecting lower securities servicing fees, foreign exchange and other trading activities, investment income and asset and wealth management fees.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the fourth quarter of 2008 and first quarter of 2008:

•

Asset servicing fees – Continued strong new business wins over the past year offset by lower securities lending revenue, lower market values and transaction volumes and a stronger U.S. dollar, impacted the year-over-year and sequential results.

•

Issuer services fees – Lower levels of fixed income issuances globally, partially offset by higher Depositary Receipts due to the timing of corporate actions, impacted the year-over-year results. The decrease sequentially reflects lower revenue from Depositary Receipts due to timing of corporate actions and lower revenue from Shareowner Services as a result of lower corporate action activity and the impact of lower equity values on stock option plan fees.

•

Clearing services fees – Year-over-year results were impacted by lower asset values and lower money market mutual fund related revenue. The linked quarter decline was driven by lower trading volumes in the first quarter of 2009, as compared to the record level of trading activity in the fourth quarter of 2008, and lower money market mutual fund related revenue.

See the Institutional Services sector in Business segments review for additional details.

Asset and wealth management fees

Asset and wealth management fees decreased from the first quarter of 2008, and sequentially, as new business was more than offset by global weakness in market values and the impact of a stronger U.S. dollar.

Total AUM for the Asset and Wealth Management sector were $881 billion at March 31, 2009 compared with $928 billion at Dec. 31, 2008 and $1.1 trillion at March 31, 2008. The decrease compared with both prior periods resulted from market depreciation, the impact of a stronger U.S. dollar and long-term outflows. The S&P 500 Index was 798 at March 31, 2009 compared with 903 at Dec. 31, 2008 (a 12% decrease) and 1323 at March 31, 2008 (a 40% decrease). Sequentially, net outflows totaled $12 billion, primarily due to outflows in treasury/government money market funds reflecting the historically low level of interest rates.

See the Asset and Wealth Management sector in Business segments review for additional details regarding the drivers of asset and wealth management fees.

Performance fees

Performance fees, which are reported in the Asset Management segment, are generally calculated as a percentage of a portfolio’s performance in excess of a benchmark index or a peer group’s performance. There is an increase/decrease in incentive expense with a related change in performance fees.

Performance fees decreased $13 million compared with the first quarter of 2008 and decreased $37 million compared with the fourth quarter of 2008. The decreases were primarily due to a lower level of fees generated on certain equity and alternative strategies.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing segment, increased 19% compared with the first quarter of 2008, and decreased 40% (unannualized) compared with the fourth quarter of 2008. The increase compared with the first quarter of 2008 reflects the benefit from higher volatility of key currencies, partially offset by lower client volumes. The decrease from the fourth quarter of 2008 reflects the impact of both lower volatility and client volumes.

8    The Bank of New York Mellon Corporation

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $2 million compared with the first quarter of 2008 and decreased $8 million compared with the fourth quarter of 2008. The sequential decrease was driven by lower global payment volumes.

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

Distribution and servicing fee revenue increased $13 million compared with the first quarter of 2008 and $5 million compared with the fourth quarter of 2008. These increases primarily reflect positive flows in prime money market mutual funds (shifting from treasury/government funds). The impact of these fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees were flat compared with the first quarter of 2008 and increased $3 million sequentially. The increase sequentially reflected higher capital markets fees.

Investment income

Investment income
(in millions)	1Q09	4Q08	1Q08
Corporate/bank-owned life insurance	$41	$34	$35
Lease residual gains (losses)	26	59	1
Seed capital gains (losses)	(10)	(37)	(19)
Private equity gains (losses)	(20)	(18)	7
Equity investment income (loss)	(54)	7	16
Total investment income	$(17)	$45	$40

Investment income, which is primarily reported in the Other and Asset Management segments, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments and equity investment revenue. The decrease for the first quarter of 2009 compared with the first and fourth quarters of 2008 resulted primarily from the write-down of certain equity investments, partially offset by the change in fair market value of seed capital investments associated with our Asset Management business and higher revenue from insurance contracts. The decrease from the first quarter of 2008 also reflects a loss on private equity investments of $20 million in the first quarter of 2009 compared with revenue of $7 million in the first quarter of 2008, partially offset by higher lease residual gains.

Other revenue

Other revenue
(in millions)	1Q09	4Q08	1Q08
Asset-related gains (losses)	$7	$(18)	$42
Expense reimbursements from joint ventures	8	8	4
Other	1	77	38
Total other revenue	$16	$67	$84

Other revenue includes asset-related gains (losses), expense reimbursements from joint ventures and other. Asset-related gains (losses) include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by the Company on behalf of joint ventures. Other primarily includes foreign currency translation gains, other investments and various miscellaneous revenues.

Other revenue decreased compared to the first quarter of 2008 reflecting a $42 million gain related to the initial public offering of VISA recorded in the first quarter of 2008.

The Bank of New York Mellon Corporation    9

Net securities gains (losses)

Net securities portfolio losses totaled $295 million in the first quarter of 2009 compared to losses of $73 million in the first quarter of 2008 and losses of $1.241 billion in the fourth quarter of 2008.

The following table details securities write-downs by type of security. These write-downs primarily reflect deterioration in the housing market and the general economy. See Consolidated balance sheet review for further information on the investment portfolio.

As a result of adopting FAS 115-2, securities write-downs in the first quarter of 2009 primarily reflect credit related losses. Securities write-downs in the fourth quarter of 2008 and first quarter of 2008 reflect mark-to-market (both credit and non-credit) impairment write-downs.

Securities portfolio losses
(in millions)	1Q09		4Q08 (a)	1Q08
Alt-A securities	$125	(b)	$1,135	$-
Home equity lines of credit	18	(b)	36	28
European floating rate notes	4		-	-
ABS CDOs	3		6	24
Prime MBS	3		-	-
Credit cards	2		-	-
SIV securities	-		44	21
Trust-preferred securities	-		1	-
Other	140	(c)	19	-
Total securities	$295		$1,241	$73
(a)	Excludes $45 million related to Old Slip Funding, LLC, which was consolidated in December 2008, that was recorded, net of tax, as an extraordinary loss in 4Q08.
(b)	Includes $42 million previously recorded in the fourth quarter of 2008 and required to be written down again by FAS 115-2. See the credit loss roll-forward table on page 68.
(c)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

Net interest revenue

Net interest revenue				1Q09 vs.
(dollar amounts in millions)	1Q09	4Q08	1Q08	1Q08		4Q08
Net interest revenue (non-FTE)	$792	$1,070	$767	3%		(26)%
Tax equivalent adjustment	4	7	6	N/M		N/M
Net interest revenue (FTE)	$796	$1,077	$773	3%		(26)%
Average interest-earning assets	$169,685	$183,876	$145,118	17%		(8)%
Net interest margin (FTE)	1.89%	2.34%	2.14%	(25	) bps	(45	) bps

N/M – Not meaningful.

bps – basis points.

Net interest revenue on an FTE basis totaled $796 million in the first quarter of 2009 compared with $773 million in the first quarter of 2008 and $1.077 billion in the fourth quarter of 2008. The net interest margin was 1.89% in the first quarter of 2009, compared with 2.14% in the first quarter of 2008 and 2.34% in the fourth quarter of 2008. Net interest revenue and the related margin continued to be influenced by the level of client deposits, historically low interest rates and our conservative investment strategy in an uncertain market environment.

The increase in net interest revenue compared with the first quarter of 2008 principally reflects a higher level of average interest-earning assets, driven by a 66% increase in noninterest-bearing deposits, partially offset by the lower value of interest-free funds. The decrease in net interest revenue compared with the fourth quarter of 2008 primarily reflects record low interest rates resulting in a lower value of interest-free funds and narrower spreads. Also contributing to the sequential decline was a lower level of average interest-earning assets resulting from the anticipated decline in the size of the balance sheet as short-term credit markets eased.

Average interest-earning assets were $170 billion in the first quarter of 2009 compared with $145 billion in the first quarter of 2008 and $184 billion in the fourth quarter of 2008. The increase compared with the first quarter of 2008 primarily resulted from growth in deposits from Institutional Services clients as the client base responded to the volatile market environment by increasing their deposits with us. The decrease from the fourth quarter of 2008 reflects a decline in noninterest-bearing deposits as short-term credit markets eased.

The net interest margin decreased 25 basis points year-over-year and decreased 45 basis points sequentially. Both decreases primarily reflect the impact of lower interest rates on the value of noninterest-bearing deposits and our decision to move to a more conservative investment strategy,

10    The Bank of New York Mellon Corporation

which was demonstrated by the increase in the proportion of average interest-earning assets invested in short-term liquid investments rising from 32% to 49% year-over-year. Average cash and interbank investments comprised 49% of average interest-earning assets in the first quarter of 2009, 50% in the fourth quarter of 2008 and 32% in the first quarter of 2008.

Subsequent to March 31, 2009, we have begun to reinvest in high quality earning assets with a duration of approximately 2-4 years.

Average balances and interest rates

Average balances and interest rates	Quarter ended

	March 31, 2009		Dec. 31, 2008		March 31, 2008
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$60,345	1.52%	$59,756	3.31%	$38,658	4.28%
Interest-bearing deposits held at the Federal Reserve and other central banks	19,359	0.25	18,924	0.56	-	-
Other short-term investments – U.S. government-backed commercial paper	1,269	3.15	8,388	3.04	-	-
Federal funds sold and securities under resale agreements	2,319	0.81	4,060	1.31	8,199	3.15
Margin loans	4,219	1.63	4,885	2.35	5,258	4.47
Non-margin loans:
Domestic offices	23,223	2.96	29,796	2.82	29,357	4.49
Foreign offices	13,109	2.56	15,208	3.73	13,881	4.55

Total non-margin loans	36,332	2.82	45,004	3.13	43,238	4.51
Securities:
U.S. government obligations	787	2.50	762	2.73	430	3.48
U.S. government agency obligations	12,691	3.65	12,071	4.27	11,333	4.74
Obligations of states and political subdivisions	788	6.68	962	7.69	703	7.58
Other securities	29,848	4.47	26,916	5.95	35,840	5.26
Trading securities	1,728	2.86	2,148	3.96	1,459	5.36

Total securities	45,842	4.20	42,859	5.35	49,765	5.16

Total interest-earning assets	169,685	2.38%	183,876	3.38%	145,118	4.59%
Allowance for loan losses	(411)		(363)		(311)
Cash and due from banks	4,850		5,834		5,831
Other assets	45,995		54,615		50,152
Total assets	$220,119		$243,962		$200,790
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$19,315	0.11%	$19,003	0.52%	$13,296	1.63%
Savings	1,166	0.69	999	0.76	913	2.33
Certificates of deposit of $100,000 & over	1,479	1.18	1,812	2.57	2,313	4.09
Other time deposits	5,687	0.55	5,186	1.31	8,445	2.42
Foreign offices	75,202	0.31	69,575	1.12	67,914	2.85

Total interest-bearing deposits	102,849	0.30	96,575	1.04	92,881	2.66
Federal funds purchased and securities sold under repurchase agreements	2,119	0.12	6,127	0.28	4,750	2.18
Other borrowed funds	3,785	1.57	3,548	2.13	3,343	3.50
Borrowings from Federal Reserve related to ABCP	1,269	2.25	8,388	2.25	-	-
Payables to customers and broker-dealers	3,797	0.20	5,569	0.62	4,942	1.94
Long-term debt	15,493	2.72	15,467	3.79	17,125	4.51

Total interest-bearing liabilities	129,312	0.64%	135,674	1.40%	123,041	2.90%
Total noninterest-bearing deposits	43,561		52,274		26,240
Other liabilities	19,233		27,171		21,821
Total liabilities	192,106		215,119		171,102
Total shareholders’ equity	27,978		28,771		29,551
Noncontrolling interest	35		72		137
Total equity	28,013		28,843		29,688
Total liabilities and equity	$220,119		$243,962		$200,790
Net interest margin – Taxable equivalent basis		1.89%		2.34%		2.14%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation    11

Noninterest expense

Noninterest expense				1Q09 vs.
(dollar amounts in millions)	1Q09	4Q08	1Q08	1Q08	4Q08
Staff:
Compensation	$712	$758	$795	(10)%	(6)%
Incentives	248	256	366	(32)	(3)
Employee benefits	191	140	191	-	36
Total staff	1,151	1,154	1,352	(15)	-
Professional, legal and other purchased services	262	307	252	4	(15)
Net occupancy	140	143	129	9	(2)
Distribution and servicing	107	123	130	(18)	(13)
Software	81	86	79	3	(6)
Furniture and equipment	77	86	79	(3)	(10)
Sub-custodian and clearing	66	80	70	(6)	(18)
Business development	44	76	66	(33)	(42)
Other	186	258	193	(4)	(28)
Subtotal	2,114	2,313	2,350	(10)	(9)
Goodwill impairment	50	-	-	N/M	N/M
Support agreement charges	(8)	163	14	N/M	N/M
Restructuring charges	10	181	-	N/M	N/M
Amortization of intangible assets	108	116	122	(11)	(7)
Merger and integration expenses:
The Bank of New York Mellon Corporation	68	97	121	(44)	(30)
Acquired Corporate Trust Business	-	-	5	N/M	N/M
Total noninterest expense	$2,342	$2,870	$2,612	(10)%	(18)%
Total staff expense as a percent of total revenue (FTE) (a)	39%	40%	36%
Employees at period end	42,000	42,900	42,600	(1)%	(2)%

(a) Total staff expense as a percent of total revenue (FTE) excluding investment write-downs was 35% in 1Q09, 28% in 4Q08 and 35% in 1Q08.

N/M – Not meaningful.

Total noninterest expense decreased $270 million compared with the first quarter of 2008 and $528 million compared with the fourth quarter of 2008. Both decreases reflect strong expense management in response to the operating environment and the continued impact of merger-related synergies. The year-over-year decrease was driven by declines in staff expense, distribution and servicing expense, business development expense and a stronger U.S. dollar, partially offset by higher net occupancy and professional, legal and other purchased services. The sequential quarter decrease primarily reflects lower restructuring and support agreement charges, as well as declines in nearly all expense categories.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised approximately 54% of total noninterest expense, excluding goodwill impairment, support agreement charges, restructuring charges, intangible amortization and M&I expenses.

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

The decrease in staff expense compared with the first quarter of 2008 was driven by lower compensation and incentives and the continuing effect of merger-related synergies. The decrease sequentially resulted from lower compensation and incentive expense, primarily offset by higher employee benefits expense. The increase in employee benefits

12    The Bank of New York Mellon Corporation

expense includes higher payroll taxes and pension expense.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense excluding goodwill impairment, support agreement charges, restructuring charges, intangible amortization and M&I expenses totaled $963 million in the first quarter of 2009 compared with $998 million in the first quarter of 2008 and $1.2 billion in the fourth quarter of 2008.

The decrease in non-staff expense compared with the first quarter of 2008 primarily reflects decreases in distribution and servicing and business development expenses, partially offset by higher net occupancy and professional, legal and other purchased services. The decrease in non-staff expense sequentially reflects strong expense management which resulted in decreases in all expense categories.

The goodwill impairment charge in the first quarter of 2009 relates to our Mellon United National Bank subsidiary in Miami, Florida. The restructuring charges in the first quarter of 2009 and the fourth quarter of 2008 relate to our global workforce reduction program announced in the fourth quarter of 2008. The decrease in support agreement charges primarily reflects improvement in the price of Lehman securities. See Support agreements for further information.

In the first quarter of 2009, we incurred $68 million of M&I expenses related to the merger with Mellon Financial Corporation, comprised of the following:

•	Integration/conversion costs—including consulting, system conversions and staff ($43 million);
•	Personnel related—including severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($16 million); and
•	One-time costs—including facilities related costs, asset write-offs, vendor contract modifications, rebranding and net gain (loss) on disposals ($9 million).

Income taxes

The effective tax rate for the first quarter of 2009 was 27.2% compared with 32.3% on a continuing basis in the first quarter of 2008. Results for the fourth quarter of 2008 included an income tax benefit of $135 million. Excluding the impact of investment write-downs, restructuring charges, support agreement charges, goodwill impairment and M&I expenses, the effective tax rate was 32.6% in the first quarter of 2009, 33.5% in the first quarter of 2008 and 32.5% in the fourth quarter of 2008.

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

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K, except that other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business segments are on an FTE basis.

In the first quarter of 2009, we moved the financial results of the execution businesses to the Other segment from the Clearing Services segment. This change reflects our focus on reducing non-core activities. Historical segment results for Clearing Services and Other have been restated to reflect this change.

The operations of acquired businesses are integrated with the existing business segments soon after most acquisitions are completed. As a result of the integration of staff support functions, management of

The Bank of New York Mellon Corporation    13

customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

We provide segment data for seven segments, with certain segments combined into sector groupings as shown below.

Sector/Segment	Primary types of revenue
Asset and Wealth Management sector
Asset Management segment	• Asset and wealth management fees from: Institutional clients Mutual funds Private clients • Performance fees • Distribution and servicing fees
Wealth Management segment	• Wealth management fees from high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and foundations and endowments
Institutional Services sector
Asset Servicing segment	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange
Issuer Services segment	• Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing Services segment	• Clearing services fees, including broker-dealer and registered investment advisor services
Treasury Services segment	• Treasury services fees, including: Global payment services Working capital solutions • Financing-related fees
Other segment	• Leasing operations • The activities of Mellon United National Bank • Corporate treasury activities • Global markets and institutional banking services • Business exits • M&I expenses

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

The results of our business segments are presented and analyzed on an internal management reporting basis:

•	Revenue amounts reflect fee and other revenue generated by each segment. Fee and other revenue transferred between segments under revenue transfer agreements is included within other revenue in each segment.
•

Revenues and expenses associated with specific client bases are included in those segments. For example, foreign exchange activity associated with clients using custody products is allocated to the Asset Servicing segment.

•	Net interest revenue is allocated to segments based on the yields on the assets and liabilities

14    The Bank of New York Mellon Corporation

generated by each segment. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each segment based on their interest sensitivity and maturity characteristics.

•	The measure of revenues and profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•	Support agreement charges are recorded in the segment in which the charges occurred.
•	Restructuring charges are a result of corporate initiatives and therefore are recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Segments with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual business segments.

The difficult market environment continued to impact our business segments in the first quarter of 2009 compared with the first and fourth quarters of 2008. Broad declines in the equity markets compared with both the first and fourth quarters of 2008 affected revenue in the Asset and Wealth Management segments and the Asset Servicing segment. Net interest revenue decreased in every segment except other compared with the fourth quarter of 2008 as record deposit levels in the fourth quarter of 2008 began to normalize and interest rates remained at historically low levels, resulting in a lower value of interest-free funds and narrower spreads. Strong expense control, and the impact of merger-related synergies resulted in lower noninterest expense in nearly every segment compared with both the first and fourth quarters of 2008.

The table below presents the value of certain market indices at period end and on an average basis.

Market indices
						1Q09 vs.
	1Q08	2Q08	3Q08	4Q08	1Q09	1Q08	4Q08

S&P 500 Index (a)	1323	1280	1166	903	798	(40)%	(12)%
S&P 500 Index-daily average	1353	1371	1252	916	809	(40)	(12)
FTSE 100 Index (a)	5702	5626	4902	4434	3926	(31)	(11)
FTSE 100 Index-daily average	5891	5979	5359	4270	4040	(31)	(5)
NASDAQ Composite Index (a)	2279	2293	2092	1577	1529	(33)	(3)
Lehman Brothers Aggregate Bondsm Index (a)	281	270	256	275	262	(7)	(5)
MSCI EAFE® Index (a)	2039	1967	1553	1237	1056	(48)	(15)
NYSE Share Volume (in billions)	158	141	180	181	161	2	(11)
NASDAQ Share Volume (in billions)	149	135	145	148	136	(9)	(8)

(a)	Period-end.

Non-program equity trading volume was down 7% sequentially and up 14% year-over-year. In addition, average daily U.S. fixed-income trading volume was down 5% sequentially and 33% year-over-year. Total debt issuances increased 114% sequentially and 37% year-over-year.

The period end S&P 500 Index decreased 12% sequentially and 40% year-over-year. The period end FTSE 100 Index decreased 11% sequentially and 31% year-over-year. On a daily average basis, the S&P 500 Index decreased 12% sequentially and 40% year-over-year and the FTSE 100 Index decreased 5% sequentially and 31% year-over-year. The period end NASDAQ

Composite Index decreased 3% sequentially and 33% year-over-year.

The changes in the value of market indices impact fee revenue in the Asset and Wealth Management segments and our securities servicing businesses. Using the S&P 500 Index as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1% and fully diluted earnings per common share on a continuing operations basis by $0.05.

The Bank of New York Mellon Corporation    15

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2009 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$480	$141	$621	$830	$404	$321	$239	$1,794	$(269)	$2,146
Net interest revenue	16	50	66	249	200	82	158	689	41	796

Total revenue	496	191	687	1,079	604	403	397	2,483	(228)	2,942 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	80	80
Noninterest expense	453	139	592	712	318	259	201	1,490	260	2,342

Income before taxes	$43	$52	$95	$367	$286	$144	$196	$993	$(568)	$520

Pre-tax operating margin (b)	9%	27%	14%	34%	47%	36%	49%	40%	N/M	18%
Average assets	$12,636	$9,611	$22,247	$65,153	$50,855	$18,600	$28,764	$163,372	$34,500	$220,119

Excluding intangible amortization:
Noninterest expense	$398	$128	$526	$705	$297	$252	$195	$1,449	$259	$2,234
Income before taxes	98	63	161	374	307	151	202	1,034	(567)	628
Pre-tax operating margin (b)	20%	33%	23%	35%	51%	37%	51%	42%	N/M	21%

For the quarter ended Dec. 31, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$562	$134	$696	$1,133	$436	$349	$231	$2,149	$(1,020)	$1,825
Net interest revenue	43	56	99	411	211	96	233	951	27	1,077

Total revenue	605	190	795	1,544	647	445	464	3,100	(993)	2,902 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	60	60
Noninterest expense	541	155	696	996	338	274	211	1,819	355	2,870

Income before taxes	$64	$35	$99	$548	$309	$171	$253	$1,281	$(1,408)	$(28)

Pre-tax operating margin (b)	11%	18%	12%	35%	48%	38%	55%	41%	N/M	(1)%
Average assets	$13,135	$9,632	$22,767	$71,455	$38,987	$21,128	$34,585	$166,155	$55,040	$243,962

Excluding intangible amortization:
Noninterest expense	$480	$141	$621	$990	$318	$268	$204	$1,780	$353	$2,754
Income before taxes	125	49	174	554	329	177	260	1,320	(1,406)	88
Pre-tax operating margin (b)	21%	26%	22%	36%	51%	40%	56%	43%	N/M	3%

For the quarter ended Sept. 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$687	$163	$850	$1,077	$529	$317	$262	$2,185	$(101)	$2,934
Net interest revenue	10	50	60	240	170	75	158	643	5	708

Total revenue	697	213	910	1,317	699	392	420	2,828	(96)	3,642 (a)
Provision for credit losses	-	1	1	-	-	-	-	-	29	30
Noninterest expense	881	169	1,050	1,208	370	290	208	2,076	202	3,328

Income before taxes	$(184)	$43	$(141)	$109	$329	$102	$212	$752	$(327)	$284

Pre-tax operating margin (b)	(26)%	20%	(15)%	8%	47%	26%	50%	27%	N/M	8%
Average assets	$13,286	$9,801	$23,087	$57,795	$34,264	$18,471	$22,384	$132,914	$42,826	$198,827

Excluding intangible amortization:
Noninterest expense	$817	$155	$972	$1,202	$349	$282	$202	$2,035	$201	$3,208
Income before taxes	(120)	57	(63)	115	350	110	218	793	(326)	404
Pre-tax operating margin (b)	(17)%	27%	(7)%	9%	50%	28%	52%	28%	N/M	11%

16    The Bank of New York Mellon Corporation

For the quarter ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$796	$161	$957	$1,081	$479	$323	$255	$2,138	$(102)	$2,993
Net interest revenue	11	48	59	213	176	75	153	617	(261)	415

Total revenue	807	209	1,016	1,294	655	398	408	2,755	(363)	3,408 (a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	26	25
Noninterest expense	601	155	756	803	367	297	210	1,677	315	2,748

Income before taxes	$206	$55	$261	$491	$288	$101	$198	$1,078	$(704)	$635

Pre-tax operating margin (b)	26%	26%	26%	38%	44%	25%	49%	39%	N/M	19%
Average assets	$13,410	$10,254	$23,664	$54,763	$35,167	$17,395	$21,227	$128,552	$43,781	$195,997

Excluding intangible amortization:
Noninterest expense	$533	$142	$675	$798	$347	$291	$203	$1,639	$310	$2,624
Income before taxes	274	68	342	496	308	107	205	1,116	(699)	759
Pre-tax operating margin (b)	34%	33%	34%	38%	47%	27%	50%	41%	N/M	22%

For the quarter ended March 31, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$752	$166	$918	$1,103	$407	$303	$227	$2,040	$31	$2,989
Net interest revenue	15	46	61	222	153	75	182	632	80	773

Total revenue	767	212	979	1,325	560	378	409	2,672	111	3,762 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	16	16
Noninterest expense	619	155	774	754	338	269	212	1,573	265	2,612

Income before taxes	$148	$57	$205	$571	$222	$109	$197	$1,099	$(170)	$1,134

Pre-tax operating margin (b)	19%	27%	21%	43%	40%	29%	48%	41%	N/M	30%
Average assets	$13,238	$10,496	$23,734	$52,468	$32,227	$16,408	$24,153	$125,256	$51,800	$200,790

Excluding intangible amortization:
Noninterest expense	$557	$142	$699	$747	$318	$263	$205	$1,533	$258	$2,490
Income before taxes	210	70	280	578	242	115	204	1,139	(163)	1,256
Pre-tax operating margin (b)	27%	33%	29%	44%	43%	30%	50%	43%	N/M	33%

(a)	Consolidated results include FTE impact of $12 million in the first quarter of 2009, $16 million in the fourth quarter of 2008, $16 million in the third quarter of 2008, $15 million in the second quarter of 2008 and $15 million in the first quarter of 2008.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $881 billion at March 31, 2009, compared with

$928 billion at Dec. 31, 2008, and $1.1 trillion at March 31, 2008. Net asset outflows in the first quarter of 2009 totaled $12 billion, primarily due to outflows in treasury/government money market funds reflecting the historically low level of interest rates.

AUM at period end, by product type (in billions)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009
Equity securities	$439	$428	$384	$270	$242
Money market	321	344	364	402	393
Fixed income securities	200	199	213	168	167
Alternative investments and overlay	145	142	106	88	79

Total AUM	$1,105	$1,113	$1,067	$928	$881

The Bank of New York Mellon Corporation    17

AUM at period end, by client type (in billions)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009

Institutional	$636	$625	$585	$445	$394
Mutual funds	373	393	384	400	413
Private client	96	95	98	83	74

Total AUM	$1,105	$1,113	$1,067	$928	$881

Changes in market value of AUM from Dec. 31, 2008 to March 31, 2009 – by business segment (in billions)	Asset Management	Wealth Management		Total

Market value of AUM at Dec. 31, 2008:	$859	$69		$928
Net inflows (outflows):
Long-term	(2)	1		(1)
Money market	(11)	-		(11)

Total net inflows (outflows)	(13)	1		(12)
Net market depreciation (a)	(31)	(4)		(35)

Market value of AUM at March 31, 2009	$815 (b)	$66	(c)	$881

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $3 billion subadvised for the Wealth Management segment.
(c)	Excludes private client assets managed in the Asset Management segment.

Asset Management segment

						1Q09 vs.
(dollars in millions)	1Q08	2Q08	3Q08	4Q08	1Q09	1Q08	4Q08

Revenue:
Asset and wealth management:
Mutual funds	$323	$340	$328	$297	$263	(19)%	(11)%
Institutional clients	304	290	265	193	181	(40)	(6)
Private clients	45	47	43	35	32	(29)	(9)

Total asset and wealth management revenue	672	677	636	525	476	(29)	(9)
Performance fees	20	16	3	44	7	(65)	(84)
Distribution and servicing	86	99	93	93	92	7	(1)
Other	(26)	4	(45)	(100)	(95)	N/M	5

Total fee and other revenue	752	796	687	562	480	(36)	(15)
Net interest revenue	15	11	10	43	16	7	(63)

Total revenue	767	807	697	605	496	(35)	(18)
Noninterest expense (ex. intangible amortization and support agreement charges)	557	528	489	478	412	(26)	(14)

Income before taxes (ex. intangible amortization and support agreement charges)	210	279	208	127	84	(60)	(34)
Support agreement charges	-	5	328	2	(14)	N/M	N/M
Amortization of intangible assets	62	68	64	61	55	(11)	(10)

Income before taxes	$148	$206	$(184)	$64	$43	(71)%	(33)%

Memo: Income before taxes (ex. intangible amortization)	$210	$274	$(120)	$125	$98	(53)%	(22)%
Pre-tax operating margin (ex. intangible amortization)	27%	34%	(17)%	21%	20%

Average assets	$13,238	$13,410	$13,286	$13,135	$12,636	(5)%	(4)%

N/M – Not meaningful.

Business description

BNY Mellon Asset Management is the umbrella organization for our affiliated investment management boutiques and is responsible, through various subsidiaries, for U.S. and non-U.S. retail, intermediary and institutional distribution of investment management and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, BNY Mellon Asset Management includes BNY Mellon Asset Management International, which is responsible for the distribution of investment management products internationally, and the Dreyfus Corporation and its affiliates, which are responsible for U.S. distribution of retail mutual funds, separate accounts and annuities.

18    The Bank of New York Mellon Corporation

We are one of the world’s largest asset managers with a top 10 position in both the U.S. and Europe and top 5 in tax-exempt institutional U.S. asset management.

The results of the Asset Management segment are mainly driven by the period end and average levels of assets managed as well as the mix of those assets, as previously shown. Results for this segment are also impacted by sales of fee-based products such as fixed and variable annuities and separately managed accounts. In addition, performance fees may be generated when the investment performance exceeds various benchmarks and satisfies other criteria. Expenses in this segment are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

Review of financial results

In the first quarter of 2009, Asset Management had pre-tax income of $43 million compared with $148 million in the first quarter of 2008 and $64 million in the fourth quarter of 2008. Excluding amortization of intangible assets, pre-tax income was $98 million in the first quarter of 2009 compared with $210 million in the first quarter of 2008 and $125 million in the fourth quarter of 2008. Results for the first quarter of 2009 continue to be impacted by the challenging market environment, which was partially offset by solid expense control and the benefit of stronger investment performance resulting in market share gains domestically and internationally.

Asset and wealth management revenue in the Asset Management segment was $476 million in the first quarter of 2009 compared with $672 million in the first quarter of 2008 and $525 million in the fourth quarter of 2008. The decrease compared with both prior periods reflects the weakness in global market values, the impact of historically low interest rates on money market fees and net outflows of alternative products, partially offset by new business in certain fixed income and equity products and positive flows into prime money market mutual funds reflecting the shift from treasury/government funds. Despite the challenging market environment, the investment boutiques have had stronger investment performance resulting in market share gains domestically and internationally.

In the first quarter of 2009, 55% of Asset and Wealth Management fees in the Asset Management segment were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $263 million in the first quarter of 2009 compared with $323 million in the first quarter of 2008 and $297 million in the fourth quarter of 2008. The decrease compared with both prior quarters was primarily due to lower market values and outflows in treasury/government money market funds reflecting the low levels of interest rates.

Performance fees were $7 million in the first quarter of 2009 compared with $20 million in the first quarter of 2008 and $44 million in the fourth quarter of 2008. The decreases were primarily due to a lower level of fees generated from certain equity and alternative strategies.

Distribution and servicing fees were $92 million in the first quarter of 2009 compared with $86 million in the first quarter of 2008 and $93 million in the fourth quarter of 2008. The increase compared with the first quarter of 2008 reflects a higher level of inflows.

Other fee revenue was a loss of $95 million in the first quarter of 2009 compared with a loss of $26 million in the first quarter of 2008 and a loss of $100 million in the fourth quarter of 2008. The year-over-year decrease was primarily due to higher revenue sharing costs resulting from higher distribution volumes with the Issuer/Clearing Services segments related to the distribution of Dreyfus products and investment write-downs.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $412 million in the first quarter of 2009 compared with $557 million in the first quarter of 2008 and $478 million in the fourth quarter of 2008. Ongoing expense management in response to the operating environment resulted in noninterest expense declining 26% year-over-year, and 14% (unannualized) sequentially. The decline from both prior periods reflects staff reductions, consolidation of investment processes and continued fund mergers. Compared with the first quarter of 2008, compen-sation expense declined 29%.

The Bank of New York Mellon Corporation    19

Wealth Management segment

(dollars in millions, unless otherwise noted; presented on an FTE basis)							1Q09 vs.
	1Q08	2Q08	3Q08		4Q08	1Q09	1Q08	4Q08

Revenue:
Asset and wealth management	$153	$150	$141		$119	$122	(20)%	3%
Other	13	11	22		15	19	46	27

Total fee and other revenue	166	161	163		134	141	(15)	5
Net interest revenue	46	48	50		56	50	9	(11)

Total revenue	212	209	213		190	191	(10)	1
Provision for credit losses	-	(1)	1		-	-	-	-
Noninterest expense (ex. intangible amortization and support agreement charges)	142	142	140		141	128	(10)	(9)

Income before taxes (ex. intangible amortization and support agreement charges)	70	68	72		49	63	(10)	29
Support agreement charges	-	-	15		-	-	-	-
Amortization of intangible assets	13	13	14		14	11	(15)	(21)

Income before taxes	$57	$55	$43		$35	$52	(9)%	49%

Memo: Income before taxes (ex. intangible amortization)	$70	$68	$57		$49	$63	(10)%	29%
Pre-tax operating margin (ex. intangible amortization)	33%	33%	27	%(a)	26%	33%
Average loans	$4,390	$4,816	$5,231		$5,309	$5,388	23%	1%
Average assets	10,496	10,254	9,801		9,632	9,611	(8)	-
Average deposits	7,993	7,782	7,318		7,131	7,058	(12)	(1)
Market value of total client assets under management and custody at period end (in billions)	$164	$162	$158		$139	$132	(20)%	(5)%

(a)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 34% in the third quarter of 2008.

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top ten U.S. wealth manager with $132 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries.

The results of the Wealth Management segment are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts.

Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $52 million in the first quarter of 2009, compared with $57 million in the first quarter of 2008 and $35 million in the fourth quarter of 2008. Income before taxes, excluding amortization, was $63 million in the first quarter of 2009, compared with $70 million in the first quarter of 2008 and $49 million in the fourth quarter of 2008. Results in the first quarter of 2009 reflect the benefit of strong organic growth, as $13 billion in net inflows over the past 12 months, including $2 billion in the first quarter of 2009, and strong expense controls more than offset continued declines in the equity markets. Wealth Management continued to gain market share, driven by 13 consecutive quarters of positive net client flows.

Total fee and other revenue was $141 million in the first quarter of 2009, compared with $166 million in the first quarter of 2008 and $134 million in the fourth quarter of 2008. The decrease compared with the first quarter of 2008 reflects lower equity values which more than offset organic growth. The sequential increase was driven by organic growth and higher capital market fees, which more than offset lower equity values.

20    The Bank of New York Mellon Corporation

Net interest revenue increased $4 million compared with the first quarter of 2008 and decreased $6 million compared with the fourth quarter of 2008. The year-over-year increase was due primarily to increased loan levels and loan spreads. The linked quarter decrease reflects lower deposit spreads, partially offset by a record level of jumbo mortgage originations which resulted in higher average loan levels. Average loan levels were up $998 million, or 23%, over the prior year period and $79 million, or 1% (unannualized) sequentially.

Noninterest expense (excluding amortization of intangible assets) decreased $14 million compared with the first quarter of 2008 and decreased $13 million compared with the fourth quarter of 2008. Both the year-over-year and sequential decreases reflect the impact of merger-related synergies and overall expense control. Strong expense management resulted in flat operating leverage year-over-year and 1,000 basis points of positive operating leverage sequentially.

Client assets under management and custody were $132 billion at March 31, 2009, compared with $164 billion at March 31, 2008 and $139 billion at Dec. 31, 2008. The decreases resulted from lower market values, partially offset by new business.

Institutional Services Sector

At March 31, 2009, our assets under custody and administration were $19.5 trillion, a 3% decrease from $20.2 trillion at Dec. 31, 2008 and a 16% decrease from $23.1 trillion at March 31, 2008. The decrease compared with both prior periods reflects weaker market values and the impact of a stronger U.S. dollar which more than offset the benefit of new business conversions. Equity securities constituted 25% and fixed-income securities constituted 75% of the assets under custody and administration at both March 31, 2009 and Dec. 31, 2008. Assets under custody and administration at March 31, 2009 consisted of assets related to custody, mutual fund, and corporate trust businesses of $15.5 trillion, broker-dealer service assets of $2.8 trillion, and all other assets of $1.2 trillion.

The market value of securities on loan at March 31, 2009 decreased to $293 billion from $326 billion at Dec. 31, 2008 and $660 billion at March 31, 2008. The decrease reflects overall de-leveraging in the financial markets and lower market valuations resulting from large declines in the equity markets.

Assets under custody and administration trend	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,
	2008	2008	2008	2008	2009

Market value of assets under custody and administration (in trillions) (a)	$23.1	$23.0	$22.4	$20.2	$19.5
Market value of securities on loan (in billions) (b)	$660	$588	$470	$326	$293

(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $930 billion at March 31, 2008, $915 billion at June 30, 2008, $811 billion at Sept. 30, 2008, $697 billion at Dec. 31, 2008 and $690 billion at March 31, 2009.
(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

The Bank of New York Mellon Corporation    21

Asset Servicing segment

(dollars in millions, unless otherwise noted; presented on an FTE basis)									1Q09 vs.
	1Q08	2Q08	3Q08		4Q08		1Q09		1Q08	4Q08

Revenue:
Securities servicing fees—asset servicing	$859	$821	$769		$742		$583		(32)%	(21)%
Foreign exchange and other trading activities	200	224	261		366		199		(1)	(46)
Other	44	36	47		25		48		9	92

Total fee and other revenue	1,103	1,081	1,077		1,133		830		(25)	(27)
Net interest revenue	222	213	240		411		249		12	(39)

Total revenue	1,325	1,294	1,317		1,544		1,079		(19)	(30)
Noninterest expense (ex. intangible amortization and support agreement charges)	733	812	821		830		699		(5)	(16)

Income before taxes (ex. intangible amortization and support agreement charges)	592	482	496		714		380		(36)	(47)
Support agreement charges	14	(14)	381		160		6		(57)	N/M
Amortization of intangible assets	7	5	6		6		7		-	17

Income before taxes	$571	$491	$109		$548		$367		(36)%	(33)%

Memo: Income before taxes (ex. intangible amortization)	$578	$496	$115		$554		$374		(35)%	(32)%
Pre-tax operating margin (ex. intangible amortization)	44%	38%	9	% (a)	36	% (a)	35	% (a)
Securities lending revenue	$245	$202	$155		$187		$90		(63)%	(52)%
Market value of securities on loan at period end (in billions)	660	588	470		326		293		(56)	(10)
Average assets	52,468	54,763	57,795		71,455		65,153		24	(9)
Average deposits	46,092	48,436	51,492		64,500		57,084		24	(11)

(a)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 38% in the third quarter of 2008, 46% in the fourth quarter of 2008 and 35% in the first quarter of 2009.

N/M - Not meaningful.

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

The results of the Asset Servicing segment are driven by a number of factors which include the level of transactional activity, the extent of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending and investment manager backoffice outsourcing, and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, the use of tri-party repo arrangements continues to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to sub-custodians are driven by market values of global assets and related transaction volumes.

We are one of the leading global securities servicing providers with a total of $19.5 trillion of assets under custody and administration at March 31, 2009. We continue to maintain our number one ranking in the three major global custody surveys. We are one of the largest providers of fund services in the world, servicing $4.7 trillion in assets. We also service 49% of the funds in the U.S. exchange-traded funds

22    The Bank of New York Mellon Corporation

marketplace. We are the largest custodian for U.S. public pension plans. BNY Mellon Asset Servicing services 46% of the top 50 endowments.

We are a leading custodian in the U.K. and service 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flow. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.4 trillion in 30 markets around the world. We are one of the largest global providers of performance and risk analytics with $8.2 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear over 50% of U.S. Government securities transactions. We are a leading collateral management agent with $1.8 trillion in tri-party balances worldwide at both March 31, 2009 and Dec. 31, 2008.

Review of financial results

Income before taxes was $367 million in the first quarter of 2009 compared with $571 million in the first quarter of 2008, and $548 million in the fourth quarter of 2008. Income before taxes, excluding amortization and support agreement charges, was $380 million in the first quarter of 2009 compared with $592 million in the first quarter of 2008 and $714 million in the fourth quarter of 2008. The decrease in income before taxes compared with both periods primarily resulted from lower securities lending fees, the impact of weaker market values and historically low interest rates, partially offset by new business of $1.9 trillion over the last 12 months as well as strong expense controls.

Asset servicing fees decreased $276 million, or 32%, compared with the first quarter of 2008 and $159 million, or 21% (unannualized) sequentially. The decrease compared with both prior periods primarily reflects lower securities lending fees, lower market levels and transaction volumes and a stronger U.S. dollar, partially offset by new business.

Securities lending revenue decreased $155 million compared to the first quarter of 2008 and $97 million sequentially. Both decreases resulted from lower spreads, lower market valuations and overall de-leveraging in the financial markets.

Foreign exchange and other trading activities was flat compared with the first quarter of 2008 and decreased $167 million sequentially. The year-over-year results reflect lower volumes largely offset by increased volatility while the sequential decline reflects both lower volatility and volumes.

Net interest revenue increased $27 million compared with the first quarter of 2008 and decreased $162 million compared with the fourth quarter of 2008. The year-over-year increase was driven by increased deposit levels. The sequential decrease reflects lower deposit levels, down from historical highs in the fourth quarter of 2008, and lower spreads.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) decreased $34 million compared with the first quarter of 2008 and $131 million compared with the fourth quarter of 2008. Both decreases reflect strong expense control as well as the continued impact of merger-related synergies. The declines over both periods were driven by declines in nearly all expense categories, including compensation expense, which decreased 9% year-over-year and approximately 12% (unannualized) on a linked quarter basis.

The Bank of New York Mellon Corporation    23

Issuer Services segment

(dollars in millions, presented on an FTE basis)						1Q09 vs.
	1Q08	2Q08	3Q08	4Q08	1Q09	1Q08	4Q08

Revenue:
Securities servicing fees – issuer services	$374	$443	$475	$392	$363	(3)%	(7)%
Other	33	36	54	44	41	24	(7)

Total fee and other revenue	407	479	529	436	404	(1)	(7)
Net interest revenue	153	176	170	211	200	31	(5)

Total revenue	560	655	699	647	604	8	(7)
Noninterest expense (ex. intangible amortization)	318	347	349	318	297	(7)	(7)

Income before taxes (ex. intangible amortization)	242	308	350	329	307	27	(7)
Amortization of intangible assets	20	20	21	20	21	5	5

Income before taxes	$222	$288	$329	$309	$286	29%	(7)%

Pre-tax operating margin (ex. intangible amortization)	43%	47%	50%	51%	51%
Average assets	$32,227	$35,167	$34,264	$38,987	$50,855	58%	30%
Average deposits	27,632	30,557	29,546	34,294	45,963	66	34
Number of depositary receipt programs	1,315	1,322	1,354	1,338	1,330	1%	(1)%

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s leading provider of corporate trust and agency services, the Company services more than $11 trillion in outstanding debt from 57 locations in 19 countries. Along with our subsidiaries and affiliates, we are the number one overall provider of corporate trust services for all major debt categories, including conventional, structured, and specialty debt. We serve as depositary for 1,330 sponsored American and Global Depositary Receipt programs, with a 64% market share, providing services to companies from 63 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Fee revenue in the Issuer Services segment depends on:

•	the volume of issuance of fixed income securities;
•	depositary receipts issuance and cancellation volume;
•	corporate actions impacting depositary receipts; and
•	stock transfer, corporate actions and equity trading volumes.

Expenses in the Issuer Services segment are driven by staff, equipment, and space required to support the services provided by the segment.

Review of financial results

Income before taxes was $286 million in the first quarter of 2009, compared with $222 million in the first quarter of 2008 and $309 million in the fourth quarter of 2008. Issuer Services results, compared with prior periods, continued to be favorably impacted by higher customer deposit balances and the benefit of new business, partially offset by the challenging operating environment in the domestic Corporate Trust businesses as well as lower overall corporate action activity and lower equity markets.

Total fee and other revenue was $404 million in the first quarter of 2009, a decrease of 1% compared with the first quarter of 2008 and a decrease of 7% (unannualized) compared with the fourth quarter of 2008. Fee and other revenue was down slightly year-over-year as new business in Corporate Trust, primarily the Corporate businesses, more than offset lower revenue in the Structured and Municipal businesses. Depositary Receipts revenue also increased, reflecting the timing of corporate actions and new business. The linked quarter decrease in fee and other revenue primarily resulted from the timing of corporate actions in Depositary Receipts. Shareowner Services revenue decreased both year-over-year and sequentially as a result of lower corporate action activity and the impact of lower equity values on employee stock option plan fees.

24    The Bank of New York Mellon Corporation

Net interest revenue increased $47 million, or 31%, compared with the first quarter of 2008, and decreased $11 million, or 5%, compared with the fourth quarter of 2008. The year-over-year increase reflects higher customer deposit balances, primarily in Corporate Trust. The sequential decrease resulted from lower spreads.

Noninterest expense (excluding amortization of intangible assets) decreased $21 million, or 7%, compared with both the first and fourth quarters of 2008. Both decreases in expense were driven by a 17% and 8% (unannualized) decline in total compensation expense compared with the first quarter of 2008 and fourth quarter of 2008, respectively. Compared to the first quarter of 2008, the decrease in noninterest expense contributed to approximately 1,500 basis points of positive operating leverage.

Clearing Services segment

(dollars in millions, unless otherwise noted; presented on an FTE basis) (a)						1Q09 vs.
	1Q08	2Q08	3Q08	4Q08	1Q09	1Q08	4Q08

Revenue:
Securities servicing fees – clearing services	$250	$259	$254	$277	$249	-%	(10)%
Other	53	64	63	72	72	36	-

Total fee and other revenue	303	323	317	349	321	6	(8)
Net interest revenue	75	75	75	96	82	9	(15)

Total revenue	378	398	392	445	403	7	(9)
Noninterest expense (ex. intangible amortization)	263	291	282	268	252	(4)	(6)

Income before taxes (ex. intangible amortization)	115	107	110	177	151	31	(15)
Amortization of intangible assets	6	6	8	6	7	17	17

Income before taxes	$109	$101	$102	$171	$144	32%	(16)%

Pre-tax operating margin (ex. intangible amortization)	30%	27%	28%	40%	37%
Average assets	$16,408	$17,395	$18,471	$21,128	$18,600	13%	(12)%
Average active accounts (in thousands)	5,170	5,280	5,442	5,472	5,452	5%	-%
Average margin loans	$5,245	$5,791	$5,754	$4,871	$4,207	(20)%	(14)%
Average payables to customers and broker-dealers	$4,942	$5,550	$5,910	$5,570	$3,797	(23)%	(32)%

(a)	In the first quarter of 2009, the financial results of the execution businesses were reclassified from the Clearing Services segment to the Other segment. This change reflects our focus on reducing non-core activities. All prior periods have been reclassified.

Business description

Our Clearing Services segment consists of the Pershing clearing business. Our Pershing LLC and Pershing Advisor Solutions LLC subsidiaries provide financial institutions and independent registered investment advisors with operational support, trading services, flexible technology, an expansive array of investment solutions, practice management support and service excellence. Pershing services more than 1,150 retail and institutional financial organizations and independent registered investment advisors who collectively represent more than five million investors.

Pershing Prime Services delivers an integrated suite of prime brokerage solutions, including expansive access to securities lending, dedicated client service, leading-edge technology and reporting tools, robust cash management products, global execution and order management capabilities, and additional integrated solutions of the Company’s other business segments.

Revenue in this segment includes fees and commissions from broker-dealer services, registered investment advisor services, prime brokerage services and electronic trading services, which are primarily driven by:

•	trading volumes, particularly those related to retail customers;
•	overall market levels; and
•	the amount of assets under administration.

A substantial amount of revenue in this segment is generated from non-transactional activities, such as asset gathering, mutual funds, money market funds and retirement programs, administration and other services. Segment expenses are driven by staff, equipment and space required to support the services provided by the segment and the cost of clearing trades.

The Bank of New York Mellon Corporation    25

Review of financial results

Income before taxes increased $35 million, or 32%, compared with the first quarter of 2008, and decreased $27 million, or 16% (unannualized), compared with the fourth quarter of 2008. The increase compared with the first quarter of 2008 reflects higher trading revenue and the benefit of strong expense control. The sequential decrease primarily relates to lower trading revenue.

Total fee and other revenue increased $18 million, or 6%, compared with the first quarter of 2008 due primarily to higher trading revenue, partially offset by lower asset values and lower money market related fees.

Compared with the fourth quarter of 2008, fee and other revenue decreased 8% (unannualized) primarily due to both lower average daily trading volumes and lower money market related fees.

Net interest revenue increased $7 million, or 9%, compared with the first quarter of 2008, driven by higher customer balances partially offset by narrower spreads. Net interest revenue decreased $14 million, or 15% (unannualized), sequentially due to lower customer balances and narrower spreads.

Strong expense control resulted in year-over-year and linked quarter declines in noninterest expense. Compared to the first quarter of 2008, noninterest expense declined $11 million, or 4%, contributing to 1,100 basis points of positive operating leverage. Noninterest expense decreased $16 million, or 6% (unannualized), sequentially. The declines from both prior periods were driven by lower compensation expense, which decreased 13% and 12% (unannualized), compared to first quarter of 2008 and fourth quarter of 2008, respectively.

Treasury Services segment

						1Q09 vs.
(dollars in millions, presented on an FTE basis)	1Q08	2Q08	3Q08	4Q08	1Q09	1Q08	4Q08

Revenue:
Treasury services	$121	$125	$125	$130	$121	-%	(7)%
Other	106	130	137	101	118	11	17

Total fee and other revenue	227	255	262	231	239	5	3
Net interest revenue	182	153	158	233	158	(13)	(32)

Total revenue	409	408	420	464	397	(3)	(14)
Noninterest expense (ex. intangible amortization)	205	203	202	204	195	(5)	(4)

Income before taxes (ex. intangible amortization)	204	205	218	260	202	(1)	(22)
Amortization of intangible assets	7	7	6	7	6	(14)	(14)

Income before taxes	$197	$198	$212	$253	$196	(1)%	(23)%

Pre-tax operating margin (ex. intangible amortization)	50%	50%	52%	56%	51%
Average loans	$15,344	$15,606	$14,671	$16,040	$13,612	(11)%	(15)%
Average assets	24,153	21,227	22,384	34,585	28,764	19	(17)
Average deposits	20,056	17,316	18,397	30,052	24,867	24	(17)

Business description

The Treasury Services segment includes cash management solutions, trade finance services, international payment services, global markets, capital markets and liquidity services.

Treasury services revenue is directly influenced by the volume of transactions and payments processed, loan levels, types of service provided, net interest revenue earned from deposit balances generated by activity across our business operations and the value of the credit derivatives portfolio. Treasury services revenue is indirectly influenced by other factors including market volatility in major currencies and the level and nature of underlying cross-border investments, as well as other transactions undertaken by corporate and institutional clients. Segment expenses are driven by staff, equipment and space required to support the services provided, as well as variable expenses such as temporary staffing and operating services in support of volume increases.

26    The Bank of New York Mellon Corporation

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are the third largest USD payment processor, processing 170,000, or an average of $1.8 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $196 million in the first quarter of 2009 compared with $197 million in the first quarter of 2008,

and $253 million in the fourth quarter of 2008. Results compared with both prior periods reflect strong expense controls more than offset by lower net interest revenue.

Total fee and other revenue increased $12 million, compared with the first quarter of 2008 and $8 million compared with the fourth quarter of 2008. The increase compared with both prior periods reflects new business and higher capital markets related fees, partially offset by lower global payment volumes.

Net interest revenue declined $24 million compared to the first quarter of 2008 and $75 million sequentially. The year-over-year decline was primarily due to lower spreads and loan volumes, while the sequential decline was driven by lower deposit and loan levels, and lower spreads.

Noninterest expense (excluding amortization of intangible assets) decreased $10 million compared with the first quarter of 2008 and $9 million sequentially, reflecting overall expense controls.

Other Segment

(dollars in millions, presented on an FTE basis) (a)	1Q08	2Q08	3Q08	4Q08	1Q09
Revenue:
Fee and other revenue	$31	$(102)	$(101)	$(1,020)	$(269)
Net interest revenue (expense)	80	(261)	5	27	41

Total revenue	111	(363)	(96)	(993)	(228)
Provision for credit losses	16	26	29	60	80
Noninterest expense (ex. goodwill impairment, intangible amortization, restructuring charges and M&I expenses)	132	161	90	75	131

Income (loss) before taxes (ex. goodwill impairment, intangible amortization, restructuring charges and M&I expenses)	(37)	(550)	(215)	(1,128)	(439)
Goodwill impairment	—	—	—	—	50
Amortization of intangible assets	7	5	1	2	1
Restructuring charges	—	—	—	181	10
M&I expenses:
The Bank of New York Mellon Corporation	121	146	107	97	68
Acquired Corporate Trust Business	5	3	4	—	—

Total M&I expenses	126	149	111	97	68

Income (loss) before taxes	$(170)	$(704)	$(327)	$(1,408)	$(568)

Average assets	$51,800	$43,781	$42,826	$55,040	$34,500
Average deposits	17,348	15,516	13,562	12,875	15,644

(a)	In the first quarter of 2009, the financial results of the execution businesses were reclassified from the Clearing Services segment to the Other segment. This change reflects our focus on reducing non-core activities. All prior periods have been reclassified.

The Bank of New York Mellon Corporation    27

Business description

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities;
•	the results of Mellon United National Bank (“MUNB”);
•	BNY ConvergEx 33.7% equity interest; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the MUNB and leasing portfolio;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results;
•	fee and other revenue from MUNB and corporate and bank-owned life insurance; and
•	gains (losses) associated with the impairment of securities and other assets.

Noninterest expense includes:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting MUNB, leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $568 million for the first quarter of 2009, compared with a loss of $170 million in the first quarter of 2008, and a loss of $1.4 billion in the fourth quarter of 2008.

The Other segment includes the following activity:

In the first quarter of 2009:

•	a $264 million (pre-tax) securities loss associated with other-than-temporary impairment (“OTTI”).
•	a loss of $58 million related to our equity investment in BNY ConvergEx;
•	Goodwill impairment of $50 million related to our Mellon United National Bank subsidiary; and
•

a $10 million restructuring charge related to our global workforce reduction program announced in the fourth quarter of 2008. For further information, see Note 12 to Notes to Consolidated Financial Statements.

In the fourth quarter of 2008:

•	a $1.176 billion (pre-tax) securities loss associated with OTTI; and
•	a $181 million restructuring charge related to our global workforce reduction program. For further information, see Note 12 to the Notes to Consolidated Financial Statements.

In the first quarter of 2008:

•	a $51 million (pre-tax) securities loss associated with OTTI.

Critical accounting estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K. Our more critical accounting estimates are those related to goodwill and other intangibles, the allowance for credit losses, fair value of financial instruments and derivatives, OTTI and pension accounting as referenced or described below.

Critical policy	Reference
Pension accounting	The Company’s 2008 Annual Report, pages 46 and 47.

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS Nos. 141(R) and 142, “Business Combinations.” Goodwill ($15.8 billion at March 31, 2009 and indefinite-lived intangible assets ($2.7 billion at March 31, 2009) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. The goodwill impairment test is performed in two phases. The first step compares the estimated fair value of the reporting unit with its carrying amount, including

28    The Bank of New York Mellon Corporation

goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure would be performed. That additional procedure would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The carrying value of goodwill in each of the Company’s business segments, which are our reporting units under SFAS 142, was tested for possible impairment in 2008 and 2009 in accordance with SFAS 142, using market and income methods including observable market data to estimate fair values. In addition, material events and circumstances that might be indicators of possible impairment were assessed during interim periods. These included the changing business climate, regulatory and legal factors, the recoverability of long-lived assets, changes in our competitors, and the earnings outlook for the Company’s segments. Further, the Company’s market capitalization exceeded its net book value at the end of each quarter of 2008 and the first quarter of 2009. Goodwill impairment was recorded on MUNB as discussed on page 68. Our tangible common equity and regulatory capital was not impacted by this impairment. Our goodwill and intangible assets could be subject to impairment in future periods if economic conditions that impact our segments continue to worsen. Impairment is a non-cash charge.

Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($3.0 billion at March 31, 2009) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is initially based on undiscounted cash flow projections.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets. At March 31, 2009, we had $21.5 billion of goodwill, indefinite-lived intangibles, and other intangible assets.

Allowance for loan losses and allowance for lending-related commitments

The allowance for credit losses and allowance for lending related commitments consist of three elements: (1) an allowance for impaired credits; (2) an allowance for higher risk rated loans and exposures and pass rated loans and exposures; and (3) an unallocated allowance based on general economic conditions and certain risk factors in our individual portfolio and markets. Further discussion of the three elements can be found under Asset quality and allowance for credit losses in Consolidated balance sheet review.

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of expected future cash flows; however, as a practical expedient, it may be based on the credit’s observable market price. Additionally, it may be based on the fair value of collateral if the credit is collateral dependent. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

The Bank of New York Mellon Corporation    29

It is difficult to quantify the impact of changes in forecasts on our allowance for credit losses. Nevertheless, we believe the following discussion may enable investors to better understand the variables that drive the allowance for credit losses.

A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At March 31, 2009, the unallocated allowance was $20 million, or 4% of the total allowance. At March 31, 2009, if the unallocated allowance, as a percentage of the total allowance, was 5% higher, the allowance would have increased by approximately $31 million.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $119 million, while if each credit were rated one grade worse, the allowance would have increased by $185 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $68 million, while if the loss given default were one rating better, the allowance would have decreased by $64 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance would have decreased or increased by $7 million, respectively.

Fair value of financial instruments

On Jan. 1, 2008, we adopted SFAS 157 and SFAS 159.

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The standard also established a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Effective Jan. 1, 2009, we adopted FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly”. FAS 157-4 provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price notion. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. It also requires additional disclosures for instruments within the scope of SFAS 157 to include inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities.

The amended standard provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The objective is to determine from weighted indicators of fair value a reasonable point within the range that is most representative of fair value under current market conditions.

Fair value – Securities

Level 1 –- Securities

Recent quoted prices from exchange transactions are used for debt and equity securities that are actively traded on exchanges and for U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid over the counter markets. We include these securities in Level 1 of the SFAS 157 hierarchy.

Level 2 – Securities

For securities where quotes from recent transactions are not available for identical securities, we determine fair value primarily based on pricing sources with reasonable levels of price transparency that employ financial models or obtain comparisons to similar instruments to arrive at “consensus” prices.

Specifically, the pricing sources obtain recent transactions for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the type of transaction and apply such variables to similar types of bonds. We view these as

30    The Bank of New York Mellon Corporation

observable transactions in the current market place and classify such securities as Level 2. They discontinue pricing any specific security whenever they determine there is insufficient observable data to provide a good faith opinion on price.

Securities included in this category that are affected by the lack of market liquidity include our Alt-A residential mortgage-backed securities (“RMBS”), prime RMBS, subprime RMBS and commercial mortgage-backed securities.

In addition, we have significant investments in more actively traded agency RMBS and the pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers. The pricing sources receive their daily-observed trade price and other information feeds from the interdealer brokers.

For securities guaranteed by monoline insurers, the financial strength of the insurance provider is analyzed and that information is included in the fair value assessment for such securities.

The pricing sources did not discontinue pricing for any securities in our investment securities portfolio at March 31, 2009.

The prices provided by pricing sources are subject to review and challenges by industry participants, including ourselves.

Level 3 – Securities

In the first quarter of 2009, we changed our valuation technique for determining the fair value of certain securities when there has been a significant decline in volume and market activity. Recent transactions in non-agency RMBS and commercial mortgage-backed securities may not reflect orderly transactions in the marketplace. In adopting the guidance of FAS 157-4, for these securities, we adjust the discount rate to reflect “an orderly transaction” in the current marketplace. We used a discount rate that was determined based on our assessment of the credit quality of the non-agency RMBS and commercial mortgage-backed securities. The discount rate was derived based on input from market participants as to the appropriate discount rate for hypothetical bond issuances that exhibit credit features similar to the bonds we hold.

To further reflect current market conditions we weighted our internally modeled price with prices derived from pricing sources to calculate the fair market value in an orderly transaction.

Approximately 93% of our securities are valued by pricing sources with reasonable levels of price transparency. Approximately 7% of our securities are priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the SFAS 157 hierarchy.

See Note 15 to the Notes to Consolidated Financial Statements for details of our securities by FAS 157 hierarchy level.

Fair value – Derivative financial instruments

Level 1– Derivative financial instruments

We include derivative financial instruments that are actively traded on exchanges, principally foreign exchange futures and forward contracts, in Level 1 of the FAS 157 hierarchy.

Level 2 – Derivative financial instruments

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

Level 3 – Derivative financial instruments

Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. These interest rate swaps are included in Level 3 of the SFAS 157 hierarchy and compose less than 1% of our derivative financial instruments.

In order to test the appropriateness of the valuations, we subject the models to review and approval by an independent internal risk management function, benchmark the models against similar instruments and validate model estimates to actual cash transactions. In addition, we perform detailed

The Bank of New York Mellon Corporation    31

reviews and analyses of profit and loss. Valuation adjustments are determined and controlled by a function independent of the area initiating the risk position. As markets and products develop and the pricing for certain products becomes more transparent, we refine our valuation methods. Any changes to the valuation models are reviewed by management to ensure the changes are justified.

To confirm that our valuation policies are consistent with exit price as prescribed by SFAS 157, we reviewed our derivative valuations using recent transactions in the marketplace, pricing services and the results of similar types of transactions. As a result of maximizing observable inputs as required by SFAS 157, in 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

For details of our derivative financial instruments by SFAS 157 hierarchy level, see Note 15 to the Notes to Consolidated Financial Statements.

Fair value option

SFAS 159 provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in income. At March 31, 2009, we applied the fair value option to $110 million of unfunded loan commitments. These unfunded loan commitments are valued using quotes from dealers in the loan markets, and we include these in Level 3 of the SFAS 157 hierarchy. See Note 16 to the Notes to Consolidated Financial Statements for additional disclosure regarding SFAS 159.

Also in 2008, we elected fair value accounting for other short-term investments – U.S. government-backed commercial paper ($5.6 billion at Dec. 31, 2008) and borrowings from Federal Reserve related to asset-backed commercial paper ($5.6 billion). There were no balances outstanding for these instruments at March 31, 2009.

Fair value – Judgments

In times of illiquid markets and financial stress, actual prices and valuations may significantly diverge from results predicted by models. In addition, other factors can affect our estimate of fair value, including market dislocations, incorrect model assumptions, and unexpected correlations.

These valuation methods could expose us to materially different results should the models used or underlying assumptions be inaccurate. See Basis of Presentation in Note 1 to the Notes to Consolidated Financial Statements.

Other-than-temporary impairment

In April 2009, the FASB issued FAS 115-2 which modifies the OTTI model for investments in debt securities. Under this guidance, a debt security is considered impaired if its fair value is less than its amortized cost basis. An OTTI is triggered if (1) the intent is to sell the security, (2) the security will more likely than not have to be sold before the impairment is recovered, or (3) the amortized cost basis is not expected to be recovered. When an entity does not intend to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.

We routinely conduct periodic reviews to identify and evaluate each investment security that has an unrealized loss to determine whether OTTI has occurred. If contractual cash flows are not expected to be paid, we record the expected credit loss as a charge to earnings.

For each non-agency RMBS in the investment portfolio whose fair value is less than its amortized cost basis, an extensive, regular review is conducted to determine if an OTTI has occurred. To determine if the unrealized loss for non-agency RMBS is other-than-temporary, we project total estimated defaults (roll rates) of the underlying assets (mortgages) and compare the calculated amount to an estimate of realizable value upon sale in the marketplace (severity). As a result of inconsistent underwriting standards in the industry over the past several years, we have adjusted our projections of default based on the year the underlying mortgage was originated. We also evaluate current credit enhancement in the bond to determine the impact on cash flows.

32    The Bank of New York Mellon Corporation

Since the end of the fourth quarter, the housing market indicators and the broader economy have continued to deteriorate. To reflect the declining value of homes in the current environment, we adjusted our non-agency RMBS loss severity assumptions to decrease the amount we expect to receive to cover the value of the original loan. See Note 5 of Notes to Consolidated Financial Statements for the key factors in determining the loss on Alt-A securities. If actual delinquencies, default rates and loss severity assumptions worsen, we would expect additional impairment losses to be recorded in future periods.

The HELOC portfolio holdings are regularly evaluated for potential OTTI. The HELOC securities credit enhancement is provided by a combination of excess spread, over-collateralization, subordination, and a note insurance policy provided by a monoline insurer. For the HELOC holdings, the rating is highly dependent upon the rating of the monoline insurance provider. At March 31, 2009, HELOCs with a face value of approximately $671 million and a fair market value of approximately $232 million are guaranteed by various monoline insurers.

If a monoline insurer experiences a credit rating downgrade and it is determined that the monoline insurer may not be able to meet its obligations, the HELOC holdings guaranteed by that insurer are further evaluated based on the deal collateral and structure without the insurer guarantee. Potential losses are compared to the available total coverage provided by excess spread, over-collateralization and subordination for each bond to determine OTTI.

In addition, we assess OTTI for an appropriate subset of our investment securities subject to EITF 99-20 and as amended by FASB Staff Position EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” by testing for an adverse change in cash flows. Any unrealized loss on a security identified as other than temporarily impaired under EITF 99-20 analysis is charged to earnings.

Consolidated balance sheet review

At March 31, 2009, total assets were $203.5 billion compared with $237.5 billion at Dec. 31, 2008 and $204.9 billion at March 31, 2008. Deposits totaled $133.6 billion at March 31, 2009, $159.7 billion at Dec. 31, 2008 and $127.2 billion at

March 31, 2008. The decrease in total assets and deposits from Dec. 31, 2008 reflects a decline in the size of the balance sheet, which had been anticipated, as short-term credit markets eased and noninterest-bearing deposits decreased. Total assets averaged $220.1 billion in the first quarter of 2009, compared with $244.0 billion in the fourth quarter of 2008 and $200.8 billion in the first quarter of 2008. Total deposits averaged $146.4 billion in the first quarter of 2009, $148.8 billion in the fourth quarter of 2008 and $119.1 billion in the first quarter of 2008.

At March 31, 2009, we had available funds of approximately $78 billion compared with $105 billion at Dec. 31, 2008 and $57 billion at March 31, 2008. Our percentage of liquid assets to total assets was 38% at March 31, 2009 compared with 44% at Dec. 31, 2008 and 28% at March 31, 2008. These high levels of liquid assets reflect our conservative investment strategy in an uncertain market environment, demonstrated by the increase in the proportion of average interest-earning assets invested in short-term liquid investments rising to 49% in the first quarter of 2009 and 50% in the fourth quarter of 2008, from 32% in the first quarter of 2008.

Investment securities were $37.4 billion or 18% of total assets at March 31, 2009, compared with $39.4 billion or 17% of total assets at Dec. 31, 2008. The decrease in investment securities primarily relates to paydowns in the mortgage-backed securities portfolio and higher unrealized losses.

Loans were $41.5 billion or 20% of total assets at March 31, 2009, compared with $43.4 billion or 18% of total assets at Dec. 31, 2008. The decrease in loan levels was primarily due to lower overdrafts and our institutional credit strategy to reduce targeted exposure.

Trading assets were $8.8 billion at March 31, 2009 compared with $11.1 billion at Dec. 31, 2008. Trading liabilities were $6.7 billion at March 31, 2009 compared with $8.1 billion at Dec. 31, 2008. The decrease in both trading assets and trading liabilities reflects a decline in the volatility in the currency markets from the extreme levels in the fourth quarter of 2008.

Total shareholders’ equity applicable to The Bank of New York Mellon Corporation was $28.2 billion at March 31, 2009 and $28.1 billion at Dec. 31, 2008.

The Bank of New York Mellon Corporation    33

Investment securities

The following table shows the distribution of our total securities portfolio at fair value:

Investment securities (at fair value)
	March 31,	Dec. 31,
(in millions)	2009	2008

Fixed income securities:
Mortgage and asset-backed securities	$30,856	$32,081
Corporate debt	1,519	1,678
Short-term money market instruments	152	106
U.S. government obligations	789	781
U.S. government agencies	1,286	1,299
State and political subdivisions	915	1,076
Other foreign debt	117	10

Subtotal fixed income securities	35,634	37,031

Equity securities:
Money market or fixed income funds	977	1,325
Other	33	41

Subtotal equity securities	1,010	1,366

Total investment securities – fair value	$36,644	$38,397
Total investment securities – carrying value	$37,363	$39,435

At March 31, 2009, the carrying value of our investment securities portfolio was $37.4 billion compared with $39.4 billion at Dec. 31, 2008. Average investment securities were $44.1 billion in the first quarter of 2009, compared with $40.7 billion in the fourth quarter of 2008.

The following table provides the detail of our total securities portfolio.

Securities portfolio March 31, 2009 (dollar amounts in millions)	Amortized	Fair	Fair Value as % of Amortized	Portfolio Aggregate Unrealized Gain/	Quarter to-date Change in Unrealized Gain/	Life-to- date/ Impairment Charge	Ratings
	Cost (a)	Value	Cost (b)	(Loss) (c)	(Loss)	(a)(d)	AAA	AA	A	Other

Watch list:
Alt-A RMBS	$8,235	$4,697	54%	$(3,538)	$(774)	$468	19%	3%	3%	75%
Prime/Other RMBS	6,329	4,874	77	(1,455)	326	6	59	11	10	20
Subprime RMBS	1,556	990	61	(566)	25	55	11	52	15	22
Commercial MBS	2,812	2,299	81	(513)	196	22	97	1	1	1
ABS CDOs	42	10	6	(32)	(16)	129	-	-	34	66
Credit cards	686	448	62	(238)	(15)	37	-	7	90	3
Trust preferred securities	124	23	18	(101)	(42)	4	-	-	-	100
Home equity lines of credit	539	233	33	(306)	(82)	168	-	25	-	75
SIV securities	120	95	45	(25)	(8)	90	2	1	-	97
Other	611	443	56	(168)	(33)	184	30	-	2	68

Total watch list (e)	21,054	14,112	64	(6,942)	(423)	1,163	44	10	9	37

Agency RMBS	11,006	11,248	102	242	182	-	100	-	-	-
European floating rate notes	7,012	5,713	81	(1,299)	(128)	4	95	3	-	2
Other	5,540	5,571	101	31	15	2	68	7	4	21

Total	$44,612	$36,644	80%	$(7,968)	$(354)	$1,169	73%	5%	4%	18%

(a)	As a result of the cumulative effect adjustment of adopting FAS 115-2, life-to-date impairment charges decreased $1.1 billion and amortized cost increased $1.1 billion.
(b)	Amortized cost before impairments.
(c)	The net impact of recording recent accounting changes increased the portfolio’s unrealized loss by $75 million.
(d)	Life-to-date impairment charges include $301 million associated with the consolidation of Three Rivers Funding Corporation in December 2007 and $45 million associated with the consolidation of Old Slip Funding LLC in December 2008.
(e)	The “Watch list” includes those securities we view as having a higher risk of additional impairment charges.

34    The Bank of New York Mellon Corporation

The unrealized net of tax loss on our total securities available-for-sale portfolio was $4.5 billion at March 31, 2009. The unrealized net of tax loss at Dec. 31, 2008 was $4.1 billion. The unrealized net of tax loss increased in first quarter of 2009 compared with the fourth quarter of 2008 due to wider credit spreads reflecting market illiquidity. We do not intend to sell these securities and it is not more likely than not that we will have to sell. We routinely test our investment securities for OTTI. As a result, we recorded an impairment charge of $295 million (pre-tax).

The following table provides pre-tax net securities losses by type.

Net securities losses (impairment charges)
(in millions)	1Q09		4Q08 (a)	1Q08

Alt-A RMBS	$125	(b)	$1,135	$-
Home equity lines of credit	18	(b)	36	28
European floating rate notes	4		-	-
ABS CDOs	3		6	24
Prime RMBS	3		-	-
Credit cards	2		-	-
SIV securities	-		44	21
Trust preferred securities	-		1	-
Other	140	(c)	19	-

Total net securities losses	$295		$1,241	$73

(a)	Excludes $45 million related to Old Slip Funding, LLC which was consolidated in December 2008, that was recorded, net of tax, as extraordinary loss in 4Q08.
(b)	Includes $42 million previously recorded in the fourth quarter of 2008 and required to be written down again by FAS 115-2. See the credit loss roll forward table on page 68.
(c)	Includes $95 million resulting from the impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

If the expected performance of the underlying collateral of any or all of these securities deteriorates, additional impairments may be recorded against such securities in future periods, as necessary.

At the time of purchase, 100% of our Alt-A portfolio was rated AAA. At March 31, 2009, this portfolio had migrated to 19% AAA-rated, 3% AA-rated, 3% A-rated and 75% other. At the time of purchase, the portfolio’s weighted-average FICO score was 715 and its weighted-average LTV was 74%.

Approximately 51% of the Alt-A portfolio is supported by better performing fixed-rate collateral and the portfolio’s weighted-average current credit enhancement is approximately 14%. At March 31, 2009 the unrealized loss on this portfolio was $3.5 billion and approximately 3% of the portfolio consisted of pay-option adjustable rate mortgage collateral (“option ARMS”). At March 31, 2009, the securities for which option ARMs were all or a portion of the underlying collateral were rated 1% AA and 99% other.

The table below shows the vintages of our Alt-A RMBS, prime/other RMBS, subprime RMBS and commercial MBS portfolios at March 31, 2009.

Vintages at March 31, 2009				Fair value as a % of amortized cost (a)
(in millions)	Amortized cost	Fair value	Life-to-date impairment charges

Alt-A RMBS
2007	$2,355	$1,110	$175	44%
2006	2,707	1,341	218	46
2005	2,389	1,654	75	67
2004 and earlier	784	592	-	76

Total	$8,235	$4,697	$468	54%

Prime/other RMBS
2007	$1,993	$1,454	$5	73%
2006	1,316	936	1	71
2005	1,800	1,437	-	80
2004 and earlier	1,220	1,047	-	86

Total	$6,329	$4,874	$6	77%

Subprime RMBS
2007	$126	$74	$29	48%
2006	169	100	26	51
2005	227	130	-	57
2004 and earlier	1,034	686	-	66

Total	$1,556	$990	$55	61%

Commercial MBS
2007	$892	$708	$12	78%
2006	697	571	10	81
2005	581	451	-	78
2004 and earlier	642	569	-	89

Total	$2,812	$2,299	$22	81%

(a)	Fair value as a percentage of amortized cost before impairment.

At March 31, 2009, the fair value of our subprime mortgage securities portfolio was $990 million with 63% of the portfolio rated AA or higher. The weighted-average current credit enhancement on this portfolio was approximately 34% at March 31, 2009.

The HELOC securities are tested for impairment based on the quality of the underlying security and the condition of the monoline insurer providing credit support. Securities were deemed impaired if we expected they would not be repaid in full without the support of the insurer and the insurer was not rated investment grade by at least one rating agency. The write-downs on HELOC securities in the first quarter of 2009 resulted from further deterioration of the underlying assets.

At March 31, 2009, our portfolio included $120 million, at amortized cost, of SIV securities. These securities were carried at 45% of par. On Jan. 8,

The Bank of New York Mellon Corporation    35

2008, we were notified of an enforcement action against one of the SIV securities held in our portfolio. This enforcement action will likely result in the liquidation of that SIV. We expect to receive an in-kind vertical slice of the underlying assets held by the SIV upon liquidation. The underlying assets held by the SIV were rated 9% AAA, 12% AA, 11% A and 68% other at March 31, 2009.

At March 31, 2009, the fair value of the SIV securities was determined by reviewing the assets underlying the securities. The underlying assets were priced primarily using broker quotes and vendor prices.

For $68.9 million of SIV securities in the available-for-sale portfolio, we are recording interest on a cash basis.

The following tables show the geographical location and ratings of the fair value of the European floating rate notes.

Fair value (dollars in millions)	United Kingdom	Netherlands	Other	Total

RMBS	$2,166	$1,337	$1,241	$4,744
Other	414	65	490	969

Total	$2,580	$1,402	$1,731	$5,713

	AAA	AA	A	Other

RMBS	80%	3%	-%	-%
Other	15	-	-	2

Total	95%	3%	-%	2%

No material gains or losses were recorded on securities sold from the available-for-sale portfolio in the first quarter of 2009.

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	March 31, 2009	Dec. 31, 2008

Municipal securities	$570	$591
Mortgage-backed securities	161	171
Home equity lines of credit securities	233	334
Other asset-backed securities	7	7

Total fair value	$971	$1,103

Amortized cost less write-downs	$1,340	$1,384

Mark-to-market unrealized (loss) (pre-tax)	$(369)	$(281)

(a)	The par value guaranteed by the monoline insurers was $1.5 billion.

At March 31, 2009, securities guaranteed by monoline insurers were rated 4% AAA, 35% AA, and 61% other. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer.

See Note 15 to the Notes to Consolidated Financial statements for the detail of securities by level in the fair value hierarchy.

Loans

Total loans (in billions)	March 31, 2009	Dec. 31, 2008

Period end:
Non-margin	$38.0	$39.4
Margin	3.5	4.0

Total	$41.5	$43.4

Quarterly average:
Non-margin	$36.3	$45.0
Margin	4.2	4.9

Total	$40.5	$49.9

Total loans were $41.5 billion at March 31, 2009, compared with $43.4 billion at Dec. 31, 2008. The decrease in total loans primarily reflects a decrease in overdrafts, margin loans, commercial loans and lease financings, partially offset by an increase in broker loans.

36    The Bank of New York Mellon Corporation

The following table provides additional details on our credit exposures and outstandings at March 31, 2009 compared with Dec. 31, 2008.

Total exposure - consolidated	March 31, 2009			Dec. 31, 2008
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure

Non-margin loans:
Financial institutions	$12.4	$21.2	$33.6	$11.0	$23.2	$34.2
Commercial	5.9	24.7	30.6	6.3	24.9	31.2

Subtotal institutional	18.3	45.9	64.2	17.3	48.1	65.4
Wealth management loans and mortgages	5.6	2.3	7.9	5.3	2.3	7.6
Lease financing	3.6	0.1	3.7	4.0	0.1	4.1
Commercial real estate	3.2	1.6	4.8	3.1	1.7	4.8
Other residential mortgages	2.4	-	2.4	2.5	0.1	2.6
Overdrafts	4.8	-	4.8	7.0	-	7.0
Other	0.1	0.1	0.2	0.2	0.3	0.5

Subtotal non-margin loans	38.0	50.0	88.0	39.4	52.6	92.0
Margin loans	3.5	-	3.5	4.0	-	4.0

Total	$41.5	$50.0	$91.5	$43.4	$52.6	$96.0

At March 31, 2009, total exposures were $91.5 billion, a decrease of 5% from $96.0 billion at Dec. 31, 2008, reflecting our institutional credit strategy to reduce risk in our portfolio and lower overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 70% of our total lending exposure.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2009					Dec. 31, 2008
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure

Securities industry	$6.6	$2.7	$9.3	94%	94%	$4.0	$2.9	$6.9
Insurance	0.6	6.3	6.9	95	31	0.6	6.4	7.0
Banks	3.5	2.7	6.2	65	90	3.5	2.4	5.9
Asset managers	0.8	3.8	4.6	93	82	0.8	5.5	6.3
Government	0.1	2.9	3.0	96	17	1.4	3.0	4.4
Other	0.8	2.8	3.6	85	51	0.7	3.0	3.7

Total	$12.4	$21.2	$33.6	88%	67%	$11.0	$23.2	$34.2

The financial institutions portfolio exposure was $33.6 billion at March 31, 2009, compared to $34.2 billion at Dec. 31, 2008. The slight decrease from Dec. 31, 2008 reflects decreased exposure to asset managers and governments primarily offset by increased exposure to broker-dealers. Exposures to financial institutions are high quality with 88% meeting the investment grade equivalent criteria of our rating system at March 31, 2009. These exposures are generally short-term, with 67% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

Our exposure to banks is predominately investment grade counterparties in developed countries. Non-investment grade bank exposures are short-term in nature supporting our global trade finance and U.S. dollar clearing businesses in developing countries.

As a conservative measure, our internal credit rating classification for international counterparties caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

The asset manager portfolio exposures are high quality with 93% meeting our investment grade equivalent ratings criteria as of March 31, 2009.

The Bank of New York Mellon Corporation    37

These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

At March 31, 2009, insurance exposure in the table above included $65 million of direct credit exposure to four monoline financial guaranty insurers, down 47% from $122 million at

Dec. 31, 2008. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	March 31, 2009					Dec. 31, 2008
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$1.1	$2.1	$3.2	55%	18%	$1.1	$2.3	$3.4
Manufacturing	1.7	7.4	9.1	82	23	1.5	7.9	9.4
Energy and utilities	1.4	6.4	7.8	85	12	1.7	6.1	7.8
Services and other	1.7	8.8	10.5	77	35	2.0	8.6	10.6
Total	$5.9	$24.7	$30.6	78%	24%	$6.3	$24.9	$31.2

The commercial portfolio exposure decreased to $30.6 billion at March 31, 2009, from $31.2 billion at Dec. 31, 2008, primarily reflecting lower unfunded commitments in the manufacturing industry and lower loan levels in the service industry. Our goal is to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years. Progress towards this goal has been partially offset by the current economic environment.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At March 31, 2009, total exposures in our automotive portfolio included $224 million of secured exposure to two of the big three U.S. automotive manufacturers and a total of $159 million to 7 suppliers.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	Quarter ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009
Financial institutions	87%	88%	90%	90%	88%
Commercial	80%	83%	81%	80%	78%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities, and jumbo mortgages.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.5 billion, including $159 million to the automotive industry and $239 million of airline exposures at March 31, 2009. Approximately 88% of the non-airline exposure is investment grade, or investment grade equivalent.

38    The Bank of New York Mellon Corporation

At March 31, 2009, our $239 million of exposure to the airline industry consisted of a $19 million real estate lease exposure, as well as the airline-leasing portfolio which included $83 million to major U.S. carriers, $123 million to foreign airlines and $14 million to U.S. regionals.

During the first quarter of 2009, the airline industry continued to face difficult operating conditions. A weaker economic outlook for 2009 is having a dampening effect on airline financial results and aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

We utilize the leasing portfolio as part of our tax cash flow management strategy.

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.8 billion at both March 31, 2009 and Dec. 31, 2008. At March 31, 2009, approximately 75% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with approximately 45% secured by residential buildings, approximately 25% secured by office buildings, approximately 10% secured by retail properties and 20% by other categories. Approximately 88% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At March 31, 2009, our commercial real estate portfolio was comprised of the following concentrations: New York metro – 37%; Florida – 21%; investment grade REITs – 24% and other – 18%. Given the weakness in the South Florida real estate market, we have experienced credit deterioration in the portfolio and expect this trend to continue throughout 2009.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1- 4 family residential mortgage loans. At March 31, 2009, we had less than $15 million in subprime mortgages included in this portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans are composed largely of Community Development Corporation and non-mortgage Community Reinvestment Act loans.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The role of credit has shifted to one that complements our other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship.

We have implemented an institutional credit strategy to reduce exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In addition, we make use of credit derivatives and other risk mitigants as economic hedges of portions of the credit risk in our portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties.

The Bank of New York Mellon Corporation    39

Allowance for credit losses
(dollar amounts in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008

Margin loans	$3,516	$3,977	$5,086
Non-margin loans	37,972	39,417	47,006

Total loans	$41,488	$43,394	$52,092

Quarterly activity
Allowance for credit losses:
Beginning balance	$529	$494	$494
Adoption of SFAS 159	-	-	(10)
Provision for credit losses	80	60	16
Net (charge-off) recoveries:
Commercial	(22)	(11)	(6)
Commercial real estate	(17)	(3)	-
Other residential mortgages	(12)	(11)	(2)
Foreign	-	1	(5)
Wealth management	-	(1)	-
Leasing	1	-	-

Net (charge-offs) recoveries	(50)	(25)	(13)

Total allowance for credit losses	$559	$529	$487

Allowance for loan losses	$470	$415	$314
Allowance for unfunded commitments	89	114	173
Allowance for loan losses as a percent of total loans	1.13%	0.96%	0.60%
Allowance for loan losses as a percent of non-margin loans	1.24%	1.05%	0.67%
Total allowance for credit losses as a percent of total loans	1.35%	1.22%	0.93%
Total allowance for credit losses as a percent of non-margin loans	1.47%	1.34%	1.04%

The total allowance for credit losses was $559 million at March 31, 2009, $529 million at Dec. 31, 2008 and $487 million at March 31, 2008. The increase in the allowance for credit losses reflects a higher level of nonperforming assets. The ratio of the total allowance for credit losses to non-margin loans was 1.47% at March 31, 2009, 1.34% at Dec. 31, 2008 and 1.04% at March 31, 2008. The ratio of the allowance for loan losses to non-margin loans was 1.24% at March 31, 2009, 1.05% at Dec. 31, 2008 and 0.67% at March 31, 2008. The growth in these ratios resulted from a decrease in non-margin loans and additional reserves held on higher risk rated loans and mortgages.

We had $3.5 billion of secured margin loans on our balance sheet at March 31, 2009 compared with $4.0 billion at Dec. 31, 2008 We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

In the first quarter of 2009, the methodology used to determine the allowance for credit losses was revised. The determination of the reserve for higher risk rated credits and pass rated credits was combined and is based on our expected loss model. This methodology change increased the reserve requirement approximately $10 million.

The allowance for loan losses and the allowance for unfunded commitments consists of three elements:

•	an allowance for impaired credits (nonaccrual loans over $1 million);
•	an allowance for higher risk rated credits and pass rated credits; and
•	an unallocated allowance based on general economic conditions and risk factors in our individual markets.

The first element, impaired credits, is based on individual analysis of all nonperforming loans over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

The second element, higher risk rated credits and pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk rated credits are reviewed quarterly. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and wealth management portfolios. At our subsidiary banks that provide credit to small businesses, exposures are pooled and reserves are established based on historic portfolio losses.

40    The Bank of New York Mellon Corporation

The third element, the unallocated allowance, is based on management’s judgment regarding the following factors:

•	Economic conditions including duration of the current cycle;
•	Collateral values;
•	Specific credits and industry conditions;
•	Results of bank regulatory and internal credit exams;
•	Geopolitical issues and their impact on the economy; and
•	Volatility and model risk.

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	March 31, 2009	Dec. 31, 2008	March 31, 2008

Commercial	65%	57%	55%
Other residential mortgages	16	15	6
Commercial real estate	10	10	7
Wealth management	4	5	5
Foreign	1	1	4
Unallocated	4	12	23

Total	100%	100%	100%

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The percentage of the unallocated allowance for credit losses was 4% at March 31, 2009, down from 12% at Dec. 31, 2008 and 23% at March 31, 2008. The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment.

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	March 31, 2009	Dec. 31, 2008

Loans:
Commercial real estate	$190	$124
Other residential mortgages	151	99
Commercial	65	60
Wealth management	4	1
Foreign	2	-

Total nonperforming loans	412	284
Other assets owned	9	8

Total nonperforming assets	$421	$292

Nonperforming assets ratio	1.0%	0.7%
Allowance for loan losses/nonperforming loans	114.1	146.1
Allowance for loan losses/nonperforming assets	111.6	142.1
Total allowance for credit losses/nonperforming loans	135.7	186.3
Total allowance for credit losses/nonperforming assets	132.8	181.2

The sequential quarter increase in nonperforming assets primarily resulted from a $66 million net increase in commercial real estate loans related to properties in New York and Florida and a $52 million net increase in other residential mortgage loans, partially offset by $39 million of net charge-offs. The ratio of allowance for loan losses to nonperforming assets was 111.6% at March 31, 2009 compared with 142.1% at Dec. 31, 2008.

Commercial loans are placed on nonaccrual status when principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Residential mortgage loans are generally placed on nonaccrual status, when, in our judgment, collection is in doubt or the loans are 90 days or more delinquent, subject to an impairment test. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest receipts on nonaccrual and impaired loans are recognized as interest revenue or are applied to principal when we believe the ultimate collectibility of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current.

The Bank of New York Mellon Corporation    41

Nonperforming assets quarterly activity (in millions)	March 31, 2009	Dec. 31, 2008
Balance at beginning of period	$292	$267
Additions	171	45
Net charge-offs	(39)	(15)
Paydowns/sales	(4)	(5)
Other	1	-
Balance at end of period	$421	$292

Loans past due 90 days or more as to principal or interest totaled $409 million at March 31, 2009, compared with $342 million at Dec. 31, 2008. Past due loans at both March 31, 2009 and Dec. 31, 2008 were primarily comprised of loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. The increase in past due loans at March 31, 2009 compared with Dec. 31, 2008 primarily reflects a secured commercial loan where an agreement has been reached to extend the maturity date.

Interest income would have increased by $6.3 million and $3.4 million for the first quarters of 2009 and 2008 if loans on nonaccrual status at March 31, 2009 and 2008 had been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Impaired loans with an allowance	$240	$165	$167
Impaired loans without an allowance(a)	27	21	6
Total impaired loans	$267	$186	$173
Allowance for impaired loans(b)	$68	$51	$28
Average balance of impaired loans during the quarter	250	178	140
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $133.6 billion at March 31, 2009, compared with $159.7 billion at Dec. 31, 2008. The decrease in deposits reflects an anticipated decline in noninterest-bearing deposits as short-term credit markets eased.

Noninterest-bearing deposits were $29.3 billion at March 31, 2009, compared with $55.8 billion at Dec. 31, 2008. Interest-bearing deposits were $104.3 billion at March 31, 2009, compared with $103.9 billion at Dec. 31, 2008.

Support agreements

In response to market events in 2008, we voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, impacted by the Lehman bankruptcy. The support agreements relate to:

•	five commingled cash funds used primarily for overnight custody cash sweeps;
•	the BNY Mellon Institutional Cash Reserve Fund used for the reinvestment of cash collateral within our securities lending business; and
•	four Dreyfus money market funds.

These support agreements are designed to enable these funds with Lehman holdings to continue to operate at a stable share price of $1.00. In the first quarter of 2009, we recorded a credit to support agreement charges of $8 million (pre-tax). This credit reflects a reduction in the support agreement reserve primarily due to improved pricing of Lehman. At March 31, 2009, the value of Lehman increased to 12.5% from 9.75% at Dec. 31, 2008.

At March 31, 2009, our additional potential maximum exposure to support agreements was approximately $272 million, based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($231 million) as well as other client agreements ($41 million). Future realized support agreement charges will principally depend on the price of Lehman securities, fund performance and the number of clients that accept our offer of support.

42    The Bank of New York Mellon Corporation

Liquidity and dividends

We maintain our liquidity through the management of our assets and liabilities, utilizing worldwide financial markets. The diversification of liabilities reflects our efforts to maintain flexibility of funding sources under changing market conditions. Stable core deposits from our institutional services and wealth management businesses are generated through our diversified network and managed with the use of trend studies and deposit pricing. The use of derivative products such as interest rate swaps and financial futures enhances liquidity by enabling us to issue long-term liabilities with limited exposure to interest rate risk. Liquidity also results from the maintenance of a portfolio of assets that can be easily sold and the monitoring of unfunded loan commitments, thereby reducing unanticipated funding requirements. Unrealized losses in the securities portfolio have not had an adverse impact on our liquidity. Liquidity is managed on both a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”).

At March 31, 2009, we had approximately $44 billion of liquid funds and $33 billion of cash (including approximately $30 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $77 billion of available funds. This compares with available funds of $105 billion at Dec. 31, 2008. Our liquid assets to total assets were 38% at March 31, 2009, compared with 44% at Dec. 31, 2008. This decrease reflects lower cash balances, primarily deposits with the Federal Reserve and other central banks, resulting from the decline in noninterest-bearing deposits as short-term credit markets eased.

On an average basis for the first three months of 2009 and 2008, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $26.7 billion and $23.7 billon, respectively. The decrease primarily reflects a lower level of federal funds purchased and securities sold under repurchase agreements driven by higher noninterest-bearing deposit levels. Average foreign deposits, primarily from our European-based securities servicing business, were $75.2 billion and $67.9 billion for the first three months of 2009 and 2008, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and asset servicing businesses. Domestic savings and other time deposits averaged $6.9 billion for the first three months of 2009, compared with

$9.4 billion for the first three months of 2008. The decrease reflects a large government agency deposit in the first quarter of 2008.

Average payables to customers and broker-dealers were $3.8 billion for the first three months of 2009 and $4.9 billion for the first three months of 2008. Long-term debt averaged $15.5 billion and $17.1 billion for the first three months of 2009 and 2008, respectively. The decrease in long-term debt reflects maturities and our strong liquidity position. Average noninterest-bearing deposits increased to $43.6 billion in the first three months of 2009 from $26.2 billion in the first three months of 2008, primarily reflecting a significant increase in customer deposits in late 2008, reflecting a flight to quality. A significant reduction in our securities servicing businesses would reduce our access to deposits.

We have entered into two modest securitization transactions. One of these securitizations is a structured tax investment. In the first quarter of 2009, we recorded a securities write-down of $95 million related to the impact of low interest rates on this investment. For further information, see Note 14 to the Notes to Consolidated Financial Statements.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 22 to the Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K.

At March 31, 2009, our bank subsidiaries had the ability to pay dividends of approximately $2.2 billion to the Parent without the need for a regulatory waiver. This dividend capacity would increase in the remainder of 2009 to the extent of the banks’ net income less dividends. At March 31, 2009, nonbank subsidiaries of the Parent had liquid assets of approximately $0.9 billion. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

The Bank of New York Mellon Corporation    43

For the quarter ended March 31, 2009, the Parent’s quarterly average commercial paper borrowings were $152 million compared with $48 million for the quarter ended March 31, 2008. The Parent had cash of $5.2 billion at March 31, 2009, compared with $5.0 billion at Dec. 31, 2008 and $3.9 billion at March 31, 2008. Commercial paper outstandings issued by the Parent were $279 million, $16 million and $31 million at March 31, 2009, Dec. 31, 2008 and March 31, 2008, respectively. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2009 decreased by $96 million and increased $1.1 billion compared with Dec. 31, 2008 and March 31, 2008, respectively. The increase in cash held by the Parent reflects the issuance of the Series B preferred stock and a warrant to purchase common shares to the U.S. Treasury and the issuance of Senior Floating Rate Notes guaranteed under the FDIC’s TLGP, partially offset by repayments of long-term debt that matured. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to take dividends from its banks or issue debt.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at March 31, 2009 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 1.3; and
•	adequate capitalization of all our banks for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at March 31, 2009.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities. Access to the capital markets is partially dependent on our credit ratings, which, as of March 31, 2009 were as follows:

Debt ratings at March 31, 2009

	Moody’s	Standard & Poor’s	Fitch	Dominion Bond Rating Service
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA	(low)
Subordinated debt	Aa3	A+	A+	A	(high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Stable (long-term	)

In April 2009, the rating agencies affirmed all of the ratings of the Company and its subsidiaries.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries.

The Parent has $725 million of long-term debt that will become due in 2009 subsequent to March 31, 2009. The Parent has the option to call $841 million of subordinated debt in the remainder of 2009, which it expects to call and refinance if market conditions are favorable.

During the first quarter of 2009, the Parent issued approximately $600 million of Senior Floating Rate Notes guaranteed under the FDIC’s TLGP. The rate on the notes is 3-month LIBOR plus 16 basis points. These notes will mature in June 2012. The Parent has issued the maximum amount of debt permissible for it under the TLGP.

In the first quarter of 2009, $200 million of the Company’s senior debt matured.

We have $850 million of junior subordinated debentures that are callable in 2009. These securities qualify as Tier 1 capital. We have not yet decided if we will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If we call the trust preferred securities, we expect to replace them with new trust preferred securities or senior or subordinated debt. See discussion of qualification of trust preferred securities as capital in Capital.

The double leverage is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at March 31, 2009 and 2008 were 98.32% and

44    The Bank of New York Mellon Corporation

101.42%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $725 million with 11 financial institutions matured in March 2009. We renewed the committed line of credit for $755 million with 13 financial institutions and a maturity of March 2010. In the first quarter of 2009, the average borrowing against this line of credit was $669 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2009. The average borrowing against this line of credit was $122 million during the first quarter of 2009. Pershing LLC has five separate uncommitted lines of credit amounting to $1.125 billion in aggregate. Average daily borrowing under these lines was $443 million, in aggregate, during the first quarter of 2009.

Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed lines of credit of $275 million with four financial institutions matured March 2009. We renewed the committed lines of credit for $171 million with three financial institutions and a maturity of March 2010. In the first quarter of 2009, there were no borrowings against these lines of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $30 million, in aggregate, during the first quarter of 2009.

Statement of cash flows

Cash used for operating activities was $0.4 billion for the first three months of 2009, compared with $0.9 billion of cash provided by operating activities for the three months ended March 31, 2008. In the first three months of 2009, changes in trading activity, accruals and other balances, partially offset by earnings, were a significant use of funds. Cash flows from operations in the first three months of 2008 were principally the result of earnings offset by changes in accruals and other balances.

In the first three months of 2009, cash provided by investing activities was $28.6 billion compared with $5.1 billion used for investing activity in the first three months of 2008. In the first three months of 2009, a decrease in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds. In the first three months of 2008, change in federal funds sold and securities purchased under resale agreements, purchases of securities available-for-sale and change in interest-bearing deposits were a significant use of funds.

Through March 31, 2009, cash used for financing activities was $29.2 billion, compared to $5.2 billion provided by financing for the first three months of 2008. In the first three months of 2009, decreases in deposits and other borrowed funds were significant uses of funds, partially offset by proceeds from issuance of long-term debt. In the first three months of 2008, deposits were a significant source of funds, partially offset by a decrease in commercial paper outstanding.

The Bank of New York Mellon Corporation    45

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2009		Dec. 31, 2008	March 31, 2008
Average total shareholders’ equity to average assets	12.7%		11.8%	14.7%

At period end:
Total shareholders’ equity to assets ratio	13.9%		11.8%	13.9%
Total shareholders’ equity	$28,210		$28,050	$28,475
Tier 1 capital ratio (a)	13.8	% (b)	13.2%	8.8%
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (c)	10.0%		9.4%	7.4%
Total (Tier 1 plus tier 2) capital ratio	17.5%		16.9%	12.1%
Leverage capital ratio	7.8%		6.9%	6.2%
Tangible common equity Non-GAAP	$6,325		$5,950	$8,043
Tangible common equity to tangible assets ratio – Non-GAAP (d)	4.2	% (e)	3.8%	4.4%
Book value per common share	$22.03		$22.00	$24.89
Tangible book value per common share – Non-GAAP (d)	$5.48		$5.18	$7.03
Dividend per common share	$0.24	(f)	$0.24	$0.24
Dividend yield	3.4	% (f)	3.4%	2.3%
Closing common stock price per share	$28.25		$28.33	$41.73
Market capitalization	$32,585		$32,536	$47,732
Common shares outstanding	1,153,450		1,148,467	1,143,818
(a)	The Company’s consolidated target minimum Tier 1 capital ratio is 10.0%.
(b)	The cumulative effect adjustment of adopting FAS 115-2 added approximately 31 basis points to the Tier 1 ratio at March 31, 2009. Also, FAS 115-2 increased the Tier 1 ratio an additional 36 basis points as a result of the noncredit related losses for the first quarter of 2009 being recognized in OCI.
(c)	Tier 1 capital excluding the Series B preferred stock and trust preferred securities divided by total risk weighted assets. See page 49 for Tier 1 common equity – Non-GAAP.
(d)	See page 50 for the calculation of this ratio.
(e)	Adoption of recent accounting changes added approximately 28 basis points to the tangible common equity to tangible assets ratio.
(f)	Represents the quarterly dividend paid in the first quarter of 2009. The quarterly dividend was reduced to 9 cents per common share in the second quarter of 2009.

The increase in total shareholders’ equity compared with Dec. 31, 2008 primarily resulted from earnings retention, offset by an increase in the unrealized net of tax loss on our securities available for sale portfolio. During the first three months of 2009, retained earnings increased $703 million. The unrealized net of tax loss at March 31, 2009 was $4.5 billion compared with $4.1 billion at Dec. 31, 2008. The higher unrealized net of tax loss reflects a further decrease in the fair value of the securities portfolio. Effective March 31, 2009, the Company adopted FAS 115-2. As a result of adopting FAS 115-2, we recorded a cumulative-effect adjustment of $1.146 billion (pre-tax), or $676 million (after-tax), to reclassify the non-credit component of previously recognized OTTI from retained earnings to accumulated OCI. Also, adopting FAS 115-2 resulted in $1.290 billion (pre-tax) of noncredit related losses for the first quarter of 2009 being recognized in OCI.

In April 2009, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on May 11, 2009, to shareholders of record as of the close of business on May 1, 2009. We decreased the quarterly common dividend from $0.24 per common share, reflecting our commitment to build capital, pursue growth opportunities and, with the permission of our regulators, repay the government’s investment in the Company.

Our Tier 1 capital ratio was 13.8% at March 31, 2009, compared with 13.2% at Dec. 31, 2008. The increase from Dec. 31, 2008 primarily reflects the cumulative effect adjustment of adopting FAS 115-2, which added approximately 31 basis points to the Tier 1 ratio at March 31, 2009 and the impact of retained earnings.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

At March 31, 2009, our total assets were $203.5 billion compared with $237.5 billion at Dec. 31, 2008. The decrease in the balance sheet from Dec.

46    The Bank of New York Mellon Corporation

31, 2008 had an immaterial impact on risk adjusted assets as the decrease was in lower risk weighted government investments.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 12 basis points while a $100 million change in common shareholders’ equity changes the Tier 1 capital ratio by approximately 9 basis points.

In a non-taxable business combination, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to the amount of the deferred tax liability. Bank regulators and rating agencies adjust total shareholders’ equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement unless a sale occurs.

In the fourth quarter of 2008, the regulatory agencies issued a final rule allowing tax deductible goodwill, which must be deducted from Tier 1 capital, to be reduced by the amount of any associated deferred tax liability. This change permits banking organizations to reflect the maximum exposure to loss in the event such goodwill is impaired or no longer recognized for financial reporting purposes. The deferred tax liability associated with the Company’s deductible goodwill was $624 million at March 31, 2009.

Our tangible common equity to assets ratio was 4.2% at March 31, 2009, up from 3.8% at Dec. 31, 2008. The adoption of recent accounting changes added approximately 28 basis points to the tangible common equity to assets ratio.

Troubled Asset Relief Program

On Oct. 14, 2008, the U.S. government announced the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”) authorized under the Emergency Economic Stabilization Act (“EESA”). The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

As part of this program, on Oct. 28, 2008, we issued Fixed Rate Cumulative Perpetual Preferred Stock, Series B ($2.779 billion) and a warrant for common stock ($221 million), as described below, to the U.S. Treasury. The Series B preferred stock pays cumulative dividends at a rate of 5% per annum until the fifth anniversary of the date of the investment and thereafter at a rate of 9% per annum. Dividends are payable quarterly in arrears on March 20, June 20, Sept. 20 and Dec. 20 of each year. The Series B Preferred Stock qualifies as Tier 1 capital.

The $3 billion proceeds received from the U.S. Treasury were allocated between the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the warrant for common stock based on the relative fair values of the preferred stock and warrants at the time of issuance. The proceeds were allocated 92.65% ($2.779 billion) to the preferred stock and 7.35% ($221 million) to the warrant.

The estimated fair value of the preferred stock was determined using a dealer quote and a pricing simulation model that valued the preferred stock as a long-dated fixed income instrument based on option adjusted spreads of similar instruments. The analysis determined a market rate for the preferred stock would be 11.43%. The estimated fair value of the warrant was calculated using a trinomial pricing model. The input assumptions to this model were 40% volatility, 10 year life, risk free rate of 4.30%, and divided yield of 3.1%.

Under the American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted Feb. 17, 2009, the U.S. Treasury, subject to consultation with the appropriate Federal banking agency, is required to permit a TARP recipient to repay any assistance previously provided under TARP to such financial institution, without regard to whether the financial institution has replaced such funds from any other source or to any waiting period. When such assistance is repaid, the U.S. Treasury is required to liquidate warrants associated with such assistance at the current market price. Redemption of the Series B preferred stock at any time will be subject to the prior approval of the Federal Reserve.

Issuance of the Series B preferred shares places restrictions on our common stock dividend and repurchases of common stock. Prior to the earlier of (i) Oct. 28, 2011 or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to:

•	Pay any dividend on our common stock other than quarterly dividends of not more than $0.24 per common share which was the dividend in effect on the date of issuance of the Series B Preferred stock; or
•

Redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company or any trust preferred securities issued by the Company or any affiliate, subject to certain exceptions which include (i) in connection with any benefit plan in the ordinary course of business consistent with past practice; (ii) market-making, stabilization or customer facilitation transactions in the ordinary course or; (iii) acquisitions by the Company as trustee or custodian.

In addition, until such time as the U.S. Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Oct. 28, 2008 closing, the Company must ensure that its compensation, bonus, incentive and other benefit plans, arrangements and agreements (including so-called golden parachute,

The Bank of New York Mellon Corporation    47

severance and employment agreements (collectively, “Benefit Plans”) with respect to its Senior Executive Officers)) comply with Section 111(b) of the EESA as implemented by any guidance and regulations issued and in effect on Oct. 28, 2008. ARRA has revised several of the provisions in the EESA with respect to executive compensation and has enacted additional compensation limitations on TARP recipients, applicable during the period in which obligations arising from TARP assistance are outstanding (excluding the warrant described below). The provisions, when implemented, will include new limits on the ability of TARP recipients to pay or accrue bonuses, retention awards, or incentive compensation to at least the 20 next most highly-compensated employees in addition to the Company’s senior executive officers, a prohibition on golden parachute payments to such senior executive officers and the next five most highly-compensated employees, a clawback of any bonus, retention or incentive awards paid to any senior executive officer or any of the next 20 most highly-compensated employees based on materially inaccurate earnings, revenues, gains or other criteria, a required policy restricting excessive or luxury expenditures, and a requirement that TARP recipients implement a non-binding “say-on-pay” shareholder vote on executive compensation. The U.S. Treasury is required to issue regulations implementing these provisions of ARRA.

In connection with the issuance of the Series B preferred stock, we issued a warrant to purchase 14,516,129 shares of our common stock to the U.S. Treasury. The warrant has a 10-year term and an exercise price of $31.00 per share. The warrant is immediately exercisable, in whole or in part. However, the U.S. Treasury has agreed that it will not transfer or exercise the warrant for more than 50% of the shares covered until the earlier of (i) the date on which we receive aggregate gross proceeds of not less than $3 billion from one or more qualified equity offerings, and (ii) Dec. 31, 2009. If the Company completes one or more qualified equity offerings on or prior to Dec. 31, 2009 that results in the Company receiving aggregate gross proceeds of not less than $3 billion, the number of shares of common stock originally covered by the warrant will be reduced by one-half. The U.S. Treasury will not exercise voting power associated with any shares underlying the warrant. The warrant is classified as permanent equity under GAAP. As noted above, under ARRA, the U.S. Treasury is required to liquidate the warrant if we repay the TARP investment.

The proceeds from the Series B preferred stock have been utilized to improve the flow of funds in the financial markets. Specifically, we have:

•

Purchased mortgage-backed securities and debentures issued by U.S. government-sponsored agencies which has helped to increase the amount of money available to lend to qualified borrowers in the residential housing market.

•	Purchased debt securities of other healthy financial institutions, which has helped increase the amount of funds available for them to lend to consumers and businesses.
•	Continued to make loans to other healthy financial institutions, which has helped them increase their liquidity, funding and stability.

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

As of March 31, 2009 and 2008 and Dec. 31, 2008, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets), which are shown below

48    The Bank of New York Mellon Corporation

Consolidated and primary bank subsidiaries capital ratios (a)

	March 31, 2009		Dec. 31, 2008		March 31, 2008
	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York	Mellon Bank, N.A.
Tier 1 (a) (b)	13.8%	12.2%	13.2%	11.2%	8.8%	8.3%	8.0%
Total capital (a) (b)	17.5	15.7	16.9	14.7	12.1	11.7	11.2
Leverage (a)	7.8	6.9	6.9	5.9	6.2	5.7	6.9
(a)	For a banking institution to qualify as “well capitalized”, its Tier 1, Total (Tier 1 plus Tier 2) and leverage capital ratios must be at least 6%, 10% and 5%, respectively. To qualify as “adequately capitalized”, Tier 1, Total and leverage capital ratios must be at least 4%, 8% and 3%.
(b)	Tier 1 capital consists, generally, of common equity, trust-preferred securities (subject to limitations beginning in March 2009), and certain qualifying preferred stock including the Series B preferred stock less goodwill and most other intangibles, net of associated deferred tax liabilities. Total capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the allowance for credit losses.

At March 31, 2009, we had approximately $1.6 billion of trust preferred securities outstanding, net of issuance costs. All of our trust-preferred securities qualified as Tier 1 capital at March 31, 2009.

The following table presents the components of our risk-based capital and risk-adjusted assets at March 31, 2009, Dec. 31, 2008 and March 31, 2008, respectively.

Risk-based and leverage capital ratios (a) (in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Tier 1 capital
Common shareholders’ equity	$25,415	$25,264	$28,475
Adjustments for:
Goodwill and other intangibles (b)	(19,090)	(19,312)	(20,946)
Pensions	1,050	1,010	208
Securities valuation allowance	4,456	4,035	1,787
Merchant banking investment	(32)	(35)	(45)
Tier 1 common equity – Non-GAAP	11,799	10,962	9,479
Series B preferred stock	2,795	2,786	-
Trust-preferred securities	1,648	1,654	1,731
Total Tier 1 capital	16,242	15,402	11,210
Qualifying subordinate debt	3,745	3,823	3,845
Qualifying allowance for credit losses	559	529	487
Tier 2 capital	4,304	4,352	4,332
Total risk-based capital	$20,546	$19,754	$15,542
Total risk-adjusted assets	$117,412	$116,713	$127,978
(a)	On a regulatory basis.
(b)	Includes a deferred tax liability of $1.8 billion at March 31, 2009, $1.8 billion at Dec. 31, 2008 and $2.0 billion at March 31, 2008 associated with non-tax deductible identifiable intangible assets and a deferred tax liability of $624 million at March 31, 2009 and $599 million at Dec. 31, 2008 associated with tax deductible goodwill.

The Bank of New York Mellon Corporation    49

Calculation of tangible common shareholders’ equity to assets (dollars in millions)	1Q09	4Q08	1Q08
Common shareholders’ equity at period end	$25,415	$25,264	$28,475
Less: Goodwill	15,805	15,898	16,581
Intangible assets	5,717	5,856	6,353
Add: Deferred tax liability – tax deductible goodwill	624	599	516
Deferred tax liability – non-tax deductible intangible assets	1,808	1,841	1,986
Tangible common shareholders’ equity at period end – Non-GAAP	$6,325	$5,950	$8,043
Total assets at period end	$203,478	$237,512	$204,935
Less: Goodwill	15,805	15,898	16,581
Intangible assets	5,717	5,856	6,353
Cash on deposit with the Federal Reserve and other central banks (a)	29,679	53,278	1,236
U.S. Government-backed commercial paper (a)	-	5,629	-
Tangible total assets at period end – Non-GAAP	$152,277	$156,851	$180,765
Tangible common shareholders’ equity to tangible assets – Non-GAAP	4.2%	3.8%	4.4%

Period end common shares outstanding	1,153,450	1,148,467	1,143,818
Tangible book value per common share – Non-GAAP	$5.48	$5.18	$7.03
(a)	Assigned a zero percent risk weighting by the regulators.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers. The risk from these market making activities and from our own positions is managed by our traders and limited in total exposure as described below.

We manage trading risk through a system of position limits, a value-at-risk (“VAR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is the basis for the economic capital calculation, which is allocated to lines of business for computing risk-adjusted performance.

As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events are also performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	1st Quarter 2009
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$4.9	$3.0	$6.9	$5.1
Foreign exchange	2.4	1.3	5.6	2.3
Equity	3.5	1.6	8.1	2.2
Credit	4.5	3.4	7.5	5.2
Diversification	(6.9)	N/M	N/M	(6.0)
Overall portfolio	8.4	6.3	13.2	8.8

VAR (a)	4th Quarter 2008
(in millions)	Average	Minimum	Maximum	Dec. 31
Interest rate	$9.5	$4.9	$14.6	$4.9
Foreign exchange	2.1	1.1	4.5	1.5
Equity	5.6	2.8	9.8	8.7
Credit	8.7	6.4	10.7	7.5
Diversification	(12.5)	N/M	N/M	(7.9)
Overall portfolio	13.4	8.7	18.9	14.7

VAR (a)	1st Quarter 2008
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$6.8	$3.5	$10.1	$5.4
Foreign exchange	2.1	1.0	4.3	2.2
Equity	3.0	1.5	7.7	4.0
Credit	4.0	1.9	6.3	4.0
Diversification	(5.4)	N/M	N/M	(4.8)
Overall portfolio	10.5	5.0	14.9	10.8
(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of SFAS 157.

N/M—Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the first quarter of 2009, interest rate risk generated 32% of average VAR, credit risk generated 29% of average VAR, equity risk generated 23% of average VAR and foreign exchange risk generated 16% of average VAR. During the first quarter of 2009, our daily trading loss did not exceed our calculated VAR amount on any given day.

The Company monitors a volatility index of global currency using a basket of 30 major currencies. In 2008, the volatility of this index was above median for most of the year and significantly above median in the fourth quarter. In the first quarter of 2009, the volatility of this index decreased from the abnormally high levels experienced in the fourth quarter of 2008.

The volatility in the markets throughout 2008 and the first quarter of 2009 has caused the number of days when our trading revenue exceeded $5 million to remain at an elevated level.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year.

50    The Bank of New York Mellon Corporation

Distribution of revenues	Quarter ended
(in millions)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009

Revenue range:	Number of days
Less than $(2.5)	6	1	-	1	1
$(2.5) - $0	3	1	1	-	1
$0 - $2.5	6	11	8	6	5
$2.5 - $5.0	14	26	22	14	21
More than $5.0	33	25	33	41	33

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

At March 31, 2009, our over-the-counter (“OTC”) derivative assets of $8.0 billion included a credit valuation adjustment (“CVA”) deduction of $82 million, including $78 million related to the declining credit quality of CDO counterparties. Our OTC derivative liabilities of $6.3 billion included an increase to revenue of $17 million related to our own credit spread. These adjustments decreased foreign exchange and other trading activities revenue by $19 million in the first quarter of 2009.

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure. The fluctuations in ratings in the first quarter of 2009 reflects the credit ratings decline of a number of regional U.S. bank counterparties.

Foreign exchange and other trading- counterparty risk ratings profile (a)	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009

Rating
AAA to AA-	61%	52%	57%	51%	52%
A+ to A-	18	20	23	35	23
BBB+ to BBB-	13	17	8	7	17
Noninvestment grade	8	11	12	7	8

Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

The Bank of New York Mellon Corporation    51

Asset/liability management

Our diversified business activities include processing securities, accepting deposits, investing in securities, lending, raising money as needed to fund assets, and other transactions. The market risks from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity and use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in prepayment behavior of loans and securities, and the impact of derivative financial instruments used for interest rate risk management purposes.

These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. As a result, the earnings simulation model cannot precisely estimate net interest revenue or the impact of higher or lower interest rates on net interest revenue. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors.

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for the Company:

Estimated changes in net interest revenue (dollar amounts in millions)	March 31, 2009

up 200 bps vs. baseline	$348	12.4%
up 100 bps vs. baseline	257	9.2

bps - basis points.

The baseline scenario’s Fed Funds rate in the March 31, 2009 analysis was 0.25%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. Both the up 100 basis point and the up 200 basis point March 31, 2009 scenarios assume a steepening of the yield curve with 10-year rates rising 150 and 250 basis points, respectively.

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

Off-balance-sheet financial instruments

A summary of our off-balance sheet credit transactions, net of participations, at March 31, 2009 and Dec. 31, 2008 follows:

Off-balance sheet credit risks (in millions)	March 31, 2009	Dec. 31, 2008

Lending commitments (a)	$36,492	$38,822
Standby letters of credit (b)	12,820	13,084
Commercial letters of credit	644	705
Securities lending indemnifications	292,839	325,975
Support agreements	272	244

(a)	Net of participations totaling $901 million at March 31, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.7 billion at both March 31, 2009 and Dec. 31, 2008.

For information regarding off-balance-sheet financial instruments, see Note 18 to the Notes to Consolidated Financial Statements.

52    The Bank of New York Mellon Corporation

Supplemental information – Explanation of non-GAAP financial measures

Reported amounts are presented in accordance with GAAP. We believe that this supplemental non-GAAP information is useful to the investment community in analyzing the financial results and trends of our business. We believe they facilitate comparisons with prior periods and reflect the principal basis on which our management internally monitors financial performance. These non-GAAP items are also excluded from our segment measures used internally to evaluate segment performance because management does not consider them particularly relevant or useful in evaluating the operating performance of our business segments.

Return on common equity and tangible common equity (dollars in millions)	1Q09	4Q08	1Q08

Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$322	$28	$746
Add: Intangible amortization	66	71	75

Net income applicable to common shareholders of The Bank of New York Mellon Corporation before extraordinary loss excluding intangible amortization	388	99	821
Discontinued operations (income) loss	-	(1)	3
Extraordinary loss on consolidation of commercial paper conduits, net of tax	-	26	-

Continuing operations – Non-GAAP	388	124	824
Average common shareholders’ equity	$25,189	$26,812	$29,551
Less: Average goodwill	15,837	16,121	16,581
Average intangible assets	5,752	5,763	6,221
Add: Deferred tax liability – tax deductible goodwill	624	599	516
Deferred tax liability – non-tax deductible intangible assets	1,808	1,841	1,986

Average tangible common shareholders’ equity – Non-GAAP	$6,032	$7,368	$9,251
Return on tangible common equity before extraordinary loss Non-GAAP	26.1%	6.7%	35.8%

Recent accounting developments

Exposure Draft (Revised) – Accounting for Transfers of Financial Assets

In September 2008, the FASB issued an Exposure Draft (Revised) Proposed SFAS, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”. This proposed statement, which is a revision of the August 2005 FASB Exposure Draft, would remove (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 and (2) the exceptions from applying FIN No. 46 (R) to QSPEs. This proposed statement would amend SFAS No. 140 to revise and clarify the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that we received as proceeds by a transferor in connection with transfers of financial assets. This proposed statement would also enhance the disclosure requirements to provide users of financial statements with greater transparency about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This proposed statement would be effective Jan. 1, 2010. We are currently evaluating the impact of this proposed statement.

Exposure Draft – Amendments to FIN No. 46(R)

In September 2008, the FASB issued an Exposure Draft Proposed SFAS, “Amendments to FASB Interpretation No. 46(R)”. This proposed statement would amend FIN No. 46(R) to require ongoing

The Bank of New York Mellon Corporation    53

assessments to determine whether an entity is a VIE and whether an enterprise in the primary beneficiary of a VIE. This proposed statement would also amend the guidance for determining which enterprise, if any, is the primary beneficiary of a VIE by requiring the enterprise to initially perform a qualitative analysis to determine if the enterprise’s variable interest or interests give it a controlling financial interest. This proposed statement would also require enhanced disclosures to provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE, including a requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. This proposed statement would be effective Jan. 1, 2010. We are currently evaluating the impact of this proposed statement.

FSP SFAS No. 132(R)-1 – Disclosures about post-retirement benefit plan assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets”. This FSP amends SFAS 132 to provide users of financial statements with useful, transparent and timely information about the asset portfolios of post-retirement benefit plans. These amended disclosure requirements include: a principle for disclosing the fair value of categories of plan assets; categories of plan assets; the nature and amounts of concentrations of risk; and disclosures about fair value measurements similar to those required by SFAS 157. These disclosure requirements will be effective Dec. 31, 2009.

FSP SFAS No. 107-1 and APB No. 28-1 – Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107 and APB Opinion No. 28 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosures will be effective June 30, 2009.

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

In November 2008, the SEC proposed a “roadmap” for phasing in mandatory IFRS filings by U.S. public companies beginning for years ending on or after Dec. 15, 2014. The roadmap is conditional on progress towards milestones that would demonstrate improvements in both the infrastructure of international standard setting and the preparation of the U.S. financial reporting community. The SEC will monitor progress of these milestones between now and 2011, when the SEC plans to consider requiring U.S. public companies to adopt IFRS. The comment period on this proposed roadmap ended on April 20, 2009.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Government monetary polices and competition

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

54    The Bank of New York Mellon Corporation

banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

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

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A Risk Factors in our 2008 Annual Report on Form 10-K.

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

•	Our earnings releases and selected management conference calls and presentations; and
•	Our Corporate Governance Guidelines and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, and Risk Committees of our Board of Directors.

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

The Bank of New York Mellon Corporation    55

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended
(in millions, except per common share amounts)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Fee and other revenue
Securities servicing fees:
Asset servicing	$609	$782	$899
Issuer services	364	388	376
Clearing services (a)	253	279	263
Total securities servicing fees	1,226	1,449	1,538
Asset and wealth management fees	609	657	842
Performance fees	7	44	20
Foreign exchange and other trading activities	307	510	259
Treasury services	126	134	124
Distribution and servicing	111	106	98
Financing-related fees	48	45	48
Investment income (a)	(17)	45	40
Other (a)	16	67	84
Total fee revenue	2,433	3,057	3,053
Securities gains (losses) – other-than-temporary-impairment	(1,585)	(1,241)	(73)
Noncredit-related losses on securities not expected to be sold (recognized in OCI)	1,290	-	-
Net securities gains (losses)	(295)	(1,241)	(73)
Total fee and other revenue	2,138	1,816	2,980
Net interest revenue
Interest revenue	998	1,551	1,656
Interest expense	206	481	889
Net interest revenue	792	1,070	767
Provision for credit losses	80	60	16
Net interest revenue after provision for credit losses	712	1,010	751
Noninterest expense
Staff	1,151	1,154	1,352
Professional, legal and other purchased services	262	307	252
Net occupancy	140	143	129
Distribution and servicing	107	123	130
Software	81	86	79
Furniture and equipment	77	86	79
Sub-custodian and clearing	66	80	70
Business development	44	76	66
Other (b)	228	421	207
Subtotal	2,156	2,476	2,364
Amortization of intangible assets	108	116	122
Restructuring charges	10	181	-
Merger and integration expenses:
The Bank of New York Mellon Corporation	68	97	121
Acquired Corporate Trust Business	-	-	5
Total noninterest expense	2,342	2,870	2,612
Income
Income (loss) from continuing operations before income taxes	508	(44)	1,119
Provision (benefit) for income taxes	138	(135)	361
Income from continuing operations	370	91	758
Discontinued operations:
Income (loss) from discontinued operations	-	2	(5)
Provision (benefit) for income taxes	-	1	(2)
Income (loss) from discontinued operations, net of tax	-	1	(3)
Extraordinary (loss) on consolidation of commercial paper conduit, net of tax	-	(26)	-
Net income	370	66	755
Net income attributable to noncontrolling interests, net of tax	(1)	(5)	(9)
Preferred dividends	(47)	(33)	-
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$322	$28	$746

56    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued
	Quarter ended
(in millions, except per common share amounts)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Earnings per share attributable to the common shareholders of The Bank of New York Mellon Corporation:
Basic:
Income from continuing operations	$0.28	$0.05	$0.65
Income (loss) from discontinued operations, net of tax	-	-	-
Extraordinary (loss), net of tax	-	(0.02)	-
Net income applicable to common stock (c)	$0.28	$0.02 (d)	$0.65
Diluted:
Income from continuing operations	$0.28	$0.05	$0.65
Income (loss) from discontinued operations, net of tax	-	-	-
Extraordinary (loss), net of tax	-	(0.02)	-
Net income applicable to common stock (c)	$0.28	$0.02 (d)	$0.65

Average common shares and equivalents outstanding (in thousands)
Basic	1,146,070	1,144,839	1,134,280
Common stock equivalents	6,417	5,914	13,626
Participating securities	(5,544)	(4,626)	(4,145)
Diluted	1,146,943	1,146,127	1,143,761

Anti-dilutive securities (in thousands) (e)	102,792	104,224	77,410

Reconciliation of net income from continuing operations attributable to the common shareholders of The Bank of New York Mellon Corporation:
(in millions)
Income from continuing operations	$370	$91	$758
Preferred dividends	(47)	(33)	-
Net income attributable to noncontrolling interest, net of tax	(1)	(5)	(9)
Income from continuing operations, net of tax	322	53	749
Discontinued operations, net of tax	-	1	(3)
Extraordinary (loss) on the consolidation of commercial paper conduit, net of tax	-	(26)	-
Net income attributable to the common shareholders of The Bank of New York Mellon Corporation	$322	$28	$746
(a)	In the first quarter of 2009, fee revenue associated with equity investments was reclassified from clearing services revenue and other revenue to investment income. Fee revenue associated with an equity investment previously recorded in clearing services revenue was a loss of $58 million in the first quarter of 2009, income of $9 million in the fourth quarter of 2008 and income of $4 million in the first quarter of 2008. Fee revenue associated with an equity investment previously recorded in other revenue was income of $4 million in the first quarter of 2009, a loss of $2 million in the fourth quarter of 2008 and income of $12 million in the first quarter of 2008. Prior periods have been reclassified.
(b)	Includes support agreement charges of $(8) million in first quarter of 2009, $163 million in fourth quarter of 2008 and $14 million in first quarter of 2008.
(c)	Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $2.6 million in the first quarter of 2009, less than $1 million in the fourth quarter of 2008 and $5.7 million in the first quarter of 2008.
(d)	Does not foot due to rounding.
(e)	Represents stock options, restricted stock, RSUs and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	March 31, 2009	Dec. 31, 2008
Assets
Cash and due from:
Banks	$3,649	$4,881
Federal Reserve and other central banks (includes $29,648 and $53,270 of interest-bearing deposits)	29,679	53,278
Other short-term investments – U.S. government-backed commercial paper, at fair value	-	5,629
Interest-bearing deposits with banks	41,643	39,126
Federal funds sold and securities purchased under resale agreements	2,548	2,000
Securities:
Held-to-maturity (fair value of $6,266 and $6,333)	6,985	7,371
Available-for-sale	30,378	32,064
Total securities	37,363	39,435
Trading assets	8,836	11,102
Loans	41,488	43,394
Allowance for loan losses	(470)	(415)
Net loans	41,018	42,979
Premises and equipment	1,718	1,686
Accrued interest receivable	500	619
Goodwill	15,805	15,898
Intangible assets	5,717	5,856
Other assets (includes $1,469 and $1,870 at fair value)	15,002	15,023
Total assets	$203,478	$237,512

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$29,266	$55,816
Interest-bearing deposits in domestic offices	28,738	32,386
Interest-bearing deposits in foreign offices	75,590	71,471
Total deposits	133,594	159,673
Borrowing from Federal Reserve related to asset-backed commercial paper, at fair value	-	5,591
Federal funds purchased and securities sold under repurchase agreements	1,605	1,372
Trading liabilities	6,739	8,085
Payables to customers and broker-dealers	8,415	9,274
Commercial paper	279	138
Other borrowed funds	735	755
Accrued taxes and other expenses	3,380	4,052
Other liabilities (including allowance for lending related commitments of $89 and $114, also includes $536 and $721 at fair value)	4,262	4,618
Long-term debt	16,232	15,865
Total liabilities	175,241	209,423
Shareholders’ equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 3,000,000 shares	2,795	2,786
Common stock-par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,153,877,457 and 1,148,507,561 common shares	12	11
Additional paid-in capital	20,452	20,432
Retained earnings	10,953	10,250
Accumulated other comprehensive loss, net of tax	(5,990)	(5,426)
Less: Treasury stock of 427,837 and 40,262 common shares, at cost	(12)	(3)
Total The Bank of New York Mellon Corporation shareholders’ equity	28,210	28,050
Noncontrolling interest	27	39
Total equity	28,237	28,089
Total liabilities and equity	$203,478	$237,512

See accompanying Notes to Consolidated Financial Statements.

58    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Quarter ended
(in millions)	March 31, 2009	March 31, 2008
Operating activities
Net income	$370	$755
Net income attributable to noncontrolling interest, net of tax	1	9
Income (loss) from discontinued operations, net of tax	-	(3)
Income from continuing operations attributable to The Bank of New York Mellon Corporation	369	749
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	80	16
Depreciation and amortization	152	231
Deferred tax benefit	(99)	(9)
Securities losses and venture capital income	315	67
Goodwill impairment write-down	50	-
Change in trading activities	(539)	180
Change in accruals and other, net	(753)	(329)
Net cash (used for) provided by operating activities	(425)	905
Investing activities
Change in interest-bearing deposits with banks	2,159	(2,496)
Change in interest-bearing deposits with Federal Reserve and other central banks	23,622	-
Change in margin loans	460	124
Paydowns of securities held-to-maturity	153	54
Maturities of securities held-to-maturity	111	43
Purchases of securities available-for-sale	(609)	(1,609)
Sales of securities available-for-sale	86	117
Paydowns of securities available-for-sale	1,383	1,292
Maturities of securities available-for-sale	648	1,486
Net principal received from (disbursed to) loans to customers	959	(1,181)
Sales of loans and other real estate	409	-
Change in federal funds sold and securities purchased under resale agreements	(548)	(2,790)
Change in seed capital investments	12	(5)
Purchases of premises and equipment/capitalized software	(126)	(63)
Acquisitions, net cash	(6)	(332)
Other, net	(161)	220
Net cash provided by (used for) investing activities	28,552	(5,140)
Financing activities
Change in deposits	(23,538)	7,551
Change in federal funds purchased and securities sold under repurchase agreements	234	770
Change in payables to customers and broker-dealers	(859)	149
Change in other funds borrowed	(5,277)	1,059
Change in commercial paper	141	(4,048)
Net proceeds from the issuance of long-term debt	603	1,737
Repayments of long-term debt	(219)	(1,541)
Proceeds from the exercise of stock options	3	79
Issuance of common stock	9	9
Tax benefit realized on share-based payment awards	-	6
Treasury stock acquired	(13)	(295)
Common cash dividends paid	(277)	(276)
Preferred dividends paid	(38)	-
Net cash (used for) provided by financing activities	(29,231)	5,200
Effect of exchange rate changes on cash	(105)	89
Change in cash and due from banks
Change in cash and due from banks	(1,209)	1,054
Cash and due from banks at beginning of period	4,889	6,635
Cash and due from banks at end of period	$3,680 (a)	$7,689
Supplemental disclosures
Interest paid	$233	$890
Income taxes paid	931	341
Income taxes refunded	3	15
(a)	Includes $31 million of cash at the Federal Reserve Bank.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Three months ended March 31, 2009							Non- controlling interest	Total equity
	The Bank of New York Mellon Corporation shareholders
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock

Balance at Dec. 31, 2008	$2,786	$11	$20,432	$10,250	$(5,426)	$(3)	$39	$28,089
Adjustment for the cumulative effect of applying FAS 115-2, net of tax	-	-	-	676	(676)	-	-	-

Adjusted balance at Jan. 1, 2009	2,786	11	20,432	10,926	(6,102)	(3)	39	28,089
Purchase of subsidiary shares from noncontrolling interest	-	-	(74)	-	-	-	(11)	(85)
Distributions paid to noncontrolling interest	-	-	-	-	-	-	(2)	(2)
Comprehensive income:
Net income	-	-	-	369	-	-	1	370
Other comprehensive income:
Unrealized gain (loss) on assets available for sale	-	-	-	-	86	-	1	87
Employee benefit plans:
Other post-retirement benefits	-	-	-	-	(21)	-	-	(21)
Foreign currency translation adjustments	-	-	-	-	(121)	-	(2)	(123)
Net unrealized gain (loss) on cash flow hedges	-	-	-	-	4	-	-	4
Reclassification adjustment and other	-	-	-	-	164 (a)	-	-	164

Total comprehensive income	-	-	-	369	112	-	-	481 (b)
Dividends on common stock at $0.24 per share	-	-	-	(277)	-	-	-	(277)
Dividends on preferred stock at $12.50 per share	-	-	-	(38)	-	-	-	(38)
Repurchase of common stock	-	-	-	-	-	(13)	-	(13)
Common stock issued under employee benefit plans	-	-	22	-	-	2	-	24
Common stock issued under direct stock purchase and dividend reinvestment plan	-	-	8	-	-	-	-	8
Amortization of preferred stock discount	9	-	-	(9)	-	-	-	-
Stock awards and options exercised	-	1	64	-	-	2	-	67
Other	-	-	-	(18)	-	-	1	(17)

Balance at March 31, 2009	$2,795	$12	$20,452	$10,953	$(5,990)	$(12)	$27	$28,237

(a)	Includes $183 million (after-tax) related to OTTI.
(b)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the three months ended March 31, 2009 and 2008 was $481 million and $(517) million.

See accompanying Notes to Consolidated Financial Statements

60    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements

Note 1 — Basis of presentation

The accounting and financial reporting policies of The Bank of New York Mellon Corporation, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions that affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in the remainder of 2009, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending related commitments as well as increased pension and post-retirement expense.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Note 2 — Accounting changes and new accounting pronouncements

SFAS No. 160 – Noncontrolling Interests and EITF 08-10 – Selected SFAS No. 160 Implementation Questions

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary.

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

We adopted SFAS 160 on Jan. 1, 2009. As a result, effective Jan. 1, 2009, we reclassified $39 million of minority interest liabilities from liabilities to equity on our balance sheet. Noncontrolling interests’ share of net income was $1 million in the first quarter of 2009, $5 million in the fourth quarter of 2008 and $9 million in the first quarter of 2008.

SFAS No. 141 (revised) – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141 (R)”), “Business Combinations.” SFAS 141 (R) requires all acquisitions of businesses to be measured at the fair value of the net assets acquired rather than the cost allocation process specified in SFAS No. 141. The adoption of SFAS 141(R) did not have a significant impact on our financial position or results of operations. However, any business combination entered into beginning in 2009 may significantly impact our financial position and results of operations compared with how it would have been recorded under prior GAAP. Earnings volatility could result, depending on the terms of the acquisition. This statement requires deal costs, such as legal, investment banking, and due diligence costs, to be expensed as incurred, lowers the threshold for recording acquisition contingencies and requires

The Bank of New York Mellon Corporation    61

Notes to Consolidated Financial Statements	(continued)

contingencies to be measured at fair value. The accounting requirements of SFAS 141(R) are applied on a prospective basis for all transactions completed after the effective date.

FSP EITF 03-6-1 – Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128. The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective Jan. 1, 2009. The adoption of this FSP reduced basic EPS by approximately one cent for the year ended Dec. 31, 2008. All prior period EPS data was adjusted to conform with the provisions of this FSP.

FSP SFAS No. 141 (R)-1 – Accounting for Assets Acquired and Liabilities Assumed in a Business Combinations that Arise from Contingencies

On April 1, 2009, the FASB issued FSP SFAS No. 141 (R) – 1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS 141(R)-1 amends SFAS 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS 157, if the acquisition-date fair value can be reasonably determined. If the acquisition-date fair value of such an asset or liability cannot be reasonably determined, the asset or liability would be measured at the amount that would be recognized for liabilities in accordance with SFAS 5 and FIN 14. The disclosure requirements of SFAS 141 (R)-1 apply to business combination transactions completed subsequent to Dec. 31, 2008.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 requires entities to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Note 17 reflects the disclosure requirements of SFAS 161.

FSP No. SFAS 142-3 – Useful Life of Intangible Assets

Effective Jan. 1, 2009, FASB Staff Position No. SFAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”, amended the factors that should be considered in renewal or extension assumptions used to determine the useful life and initial fair value of recognized intangible assets.

The Company estimates the fair value of intangible assets at acquisition generally on the basis of an income approach using discounted estimated cash flows. For customer relationship and customer contract intangibles, the expected renewals by customers are included in estimating the period over which cash flows will be generated to the Company. Estimates of customer renewals are generally based upon the historical information of the acquired intangible assets, and also consider the Company’s own historical experience with similar types of customer relationships and contracts. In the absence of historical information or our own experience, we use assumptions market participants would expect to use consistent with the highest and best use of the assets.

Intangibles are amortized over the periods of and in a pattern that is consistent with the identifiable cash flows, or on a straight-line method over the benefit period if the pattern of cash flows is not estimable.

62    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

The initial application of the FSP did not impact the Company as it already considers expected customer renewals or extensions in cash flow estimates used to estimate fair values and useful lives. The Company does not capitalize any costs incurred that may contribute to the renewal or extension of any customer relationship and contract intangibles.

FSP FAS 115-2 and FAS 124-2 – Other-Than-Temporary Impairment

In April 2009, the FASB issued FSP SFAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of OTTI recorded in OCI for the non-credit portion of a previous OTTI should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

FSP FAS 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities (i.e. debt securities that the entity does not intend to sell and that the entity is not more likely than not required to sell before recovery), existing as of the date of initial adoption, by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption to accumulated OCI from retained earnings. This FSP also amends the disclosure provisions of Statement 115 for both debt and equity securities. The

FSP requires disclosures in interim and annual periods for major security types identified on the basis of how an entity manages, monitors and measures its securities and the nature and risks of the security. We adopted FSP 115-2 effective Jan 1, 2009. As a result of adopting this guidance, the Company recorded a cumulative-effect adjustment as of the beginning of the first quarter of 2009 of $676 million (after-tax) to reclassify the non-credit component of the previously recognized OTTI from retained earnings to accumulated OCI (for those securities where management does not intend to sell the security and it is not more likely than not that the Company will be required to sell the securities before recovery). Also, FAS 115-2 resulted in $1.290 billion (pre-tax) of non-credit related losses for the first quarter of 2009 being recognized in OCI instead of being recorded in earnings, as previously required.

FSP FAS 157-4 – Nonactive Markets

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly.” This FSP states that the fair value of an asset, when the market is not active, is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, the inactive market). Entities will need to conclude whether a transaction was orderly based on the weight of evidence. When estimating fair value, entities should place more weight on transactions that the company concludes are orderly and less weight on transactions for which the entity does not have sufficient information to conclude whether the transaction is orderly. This FSP also amends the disclosure provisions of FAS 157 to require entities to disclose on interim and annual periods the inputs and valuation techniques used to measure fair value. We adopted this FSP as of Jan. 1, 2009. As a result of adopting this guidance, the fair value of the Company’s debt securities portfolio, recorded in accumulated other comprehensive income at March 31, 2009, was measured at $519 (after-tax) higher than if it had not adopted this guidance and relied solely on pricing sources.

The Bank of New York Mellon Corporation    63

Notes to Consolidated Financial Statements	(continued)

Note 3 — Acquisitions and dispositions

There were no material acquisitions or dispositions in the first quarter of 2009.

We frequently structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. We record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. Contingent payments totaled $8 million in the first three months of 2009.

At March 31, 2009, we are potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $70 million to $135 million over the next four years. None of the potential contingent additional consideration was recorded as goodwill at March 31, 2009.

Acquisitions in 2008

In January 2008, we acquired ARX Capital Management (“ARX”). ARX is a leading independent asset management business, headquartered in Rio de Janeiro, Brazil, specializing in Brazilian multi-strategy, long/short and long only investment strategies. The impact of this acquisition was not material to earnings per share.

On Dec. 31, 2008, we acquired the Australian (Ankura Capital) and U.K. (Blackfriars Asset Management) businesses from our Asset Management joint venture with WestLB. The impact of this acquisition is not expected to be material to earnings per share.

Dispositions in 2008

In February 2008, we sold our B-Trade and G-Trade execution businesses to BNY ConvergEx Group. These businesses were sold at book value.

On March 31, 2008, we sold a portion of the Estabrook Capital Management business which reduced our AUM by $2.4 billion. We retained approximately 30% of the AUM which are primarily managed by the Wealth Management segment.

In June 2008, we sold M1BB, based in Los Angeles, California. The sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively. There was no gain or loss recorded on this transaction.

On Oct. 1, 2008, we sold the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in AUM.

Note 4 — Discontinued operations

There were no assets and liabilities of discontinued operations at March 31, 2009 and Dec. 31, 2008.

Summarized financial information for discontinued operations is as follows:

Discontinued operations	Quarter ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008

Fee and other revenue	$-	$2	$(2)
Net interest revenue	-	-	-

Total revenue	$-	$2	$(2)
Income (loss) from discontinued operations	$-	$2	$(5)
Provision (benefit) for income taxes	-	1	(2)

Income (loss) from discontinued operations, net of taxes	$-	$1	$(3)

64    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 5 – Securities

The following tables set forth the amortized cost and the fair values of securities at March 31, 2009 and Dec. 31, 2008.

Securities at March 31, 2009 (in millions)	Amortized cost		Gross unrealized		Fair value
			Gains	Losses
Available-for-sale:
U.S. Government obligations	$759		$30	$-	$789
U.S. Government agencies	1,253		33	-	1,286
Obligations of states and political subdivisions	748		5	26	727
Residential mortgage-backed securities	26,571		382	5,977	20,976
Commercial mortgage-backed securities	3,251		18	668	2,601
Asset-backed commercial debt obligations	530		-	157	373
Other asset-backed securities	1,540		1	603	938
Equity securities	1,013		1	6	1,008
Other debt securities	1,861		35	216	1,680
Total securities available-for-sale	37,526		505	7,653	30,378
Held-to-maturity:
Obligations of states and political subdivisions	187		2	1	188
Residential mortgage-backed securities	6,789		82	903	5,968
Other debt securities	108		-	-	108
Other equity securities	2		-	-	2
Total securities held-to-maturity	7,086	(a)	84	904	6,266
Total securities	$44,612		$589	$8,557	$36,644
(a)	Held-to-maturity securities on the balance sheet are reported at amortized cost less the non-credit portion of an other-than-temporary impairment recorded in OCI as a result of adopting FAS 115-2. As of March 31, 2009, there was $101 million in accumulated OCI.

Securities at Dec. 31, 2008 (in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Available-for-sale:
U.S. Government obligations	$746	$36	$1	$781
U.S. Government agencies	1,259	40	-	1,299
Obligations of states and political subdivisions	896	8	21	883
Mortgage-backed securities	30,247	232	6,104	24,375
Asset-backed securities	2,216	2	645	1,573
Equity securities	1,392	-	29	1,363
Other debt securities	1,884	36	130	1,790
Total securities available-for-sale	38,640	354	6,930	32,064
Held-to-maturity:
Obligations of states and political subdivisions	193	2	2	193
Mortgage-backed securities	7,171	24	1,062	6,133
Other debt securities	4	-	-	4
Other equity securities	3	-	-	3
Total securities held-to-maturity	7,371	26	1,064	6,333
Total securities	$46,011	$380	$7,994	$38,397

The Bank of New York Mellon Corporation    65

Notes to Consolidated Financial Statements	(continued)

The amortized cost and fair values of securities at March 31, 2009, by contractual maturity, are as follows:

Securities by contractual maturity at March 31, 2009

	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost		Fair value
Due in one year or less	$681	$672	$-		$-
Due after one year through five years	2,588	2,651	110		110
Due after five years through ten years	343	326	14		15
Due after ten years	1,009	833	171		171
Mortgage-backed securities	29,822	23,577	6,789		5,968
Asset-backed securities	2,070	1,311	-		-
Equity securities	1,013	1,008	2		2
Total securities	$37,526	$30,378	$7,086	(a)	$6,266
(a)	Held-to-maturity securities on the balance sheet are reported at amortized cost less the non-credit portion of an other-than-temporary impairment recorded in OCI as a result of adopting FAS 115-2. As of March 31, 2009, there was $101 million in OCI.

Realized gross gains on the sale of securities available-for-sale were $3 million in the first quarter of 2009 compared with $3 million in the fourth quarter of 2008 and $1 million in the first quarter of 2008. There were $298 million of recognized gross impairments in the first quarter of 2009, $1.2 billion in the fourth quarter of 2008 and $74 million in the first quarter of 2008.

At March 31, 2009, almost all of the unrealized losses on the securities portfolio were attributable to wider credit spreads reflecting market illiquidity. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

Temporarily impaired securities

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

66    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2009:
Available-for-sale:
Residential mortgage-backed securities	$643	$140	$13,025	$5,837	$13,668	$5,977
Commercial mortgage-backed securities	149	16	2,385	652	2,534	668
Asset-backed commercial debt obligations	17	6	356	151	373	157
Other asset-backed securities	61	8	855	595	916	603
State and political subdivisions	-	-	485	26	485	26
Other debt securities	59	14	244	202	303	216
Equity securities	13	2	7	4	20	6
Total temporarily impaired available-for-sale securities	942	186	17,357	7,467	18,299	7,653
Held-to-maturity:
Residential mortgage-backed securities	209	45	4,700	858	4,909	903
State and political subdivisions	-	-	68	1	68	1
Total temporarily impaired held-to-maturity securities	209	45	4,768	859	4,977	904
Total temporarily impaired securities	$1,151	$231	$22,125	$8,326	$23,276	$8,557
Dec. 31, 2008:
Residential mortgage-backed securities	$996	$354	$21,255	$6,812	$22,251	$7,166
Asset-backed securities	159	53	1,338	592	1,497	645
State and political subdivisions	247	8	327	15	574	23
U.S. Government obligations	-	-	30	1	30	1
Other debt securities	67	8	199	122	266	130
Equity securities	10	6	33	23	43	29
Total temporarily impaired securities	$1,479	$429	$23,182	$7,565	$24,661	$7,994

Other-than-temporary impairment

We routinely conduct periodic reviews to identify and evaluate each investment security that has an unrealized loss to determine whether OTTI has occurred. Economic models, in conjunction with pricing sources with reasonable levels of price transparency, are used to determine whether an OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are non-agency RMBS and HELOCs. For each non-agency RMBS in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on non-agency RMBS is other-than-temporary. The most significant inputs are:

•	Roll rate – refers to the percent of loans that will migrate to default; and
•	Severity – the loss expected to be realized when a loan defaults.

To determine if the unrealized loss for non-agency RMBS is other-than-temporary, we project total estimated defaults (roll rates) of the underlying assets (mortgages) and compare that calculated amount to an estimate of realizable value upon sale in the marketplace (severity). As a result of inconsistent underwriting standards over the past several years, we have adjusted our projections of default based on the year the underlying mortgage was originated. If the amount calculated exceeds the current credit enhancement in the bond, the bond is considered other-than-temporarily impaired. When we estimate cash flow deterioration to our position in the securitization structure of the bond, we record OTTI as the amount of the expected loss calculation.

Since the end of the fourth quarter, the housing market indicators and the broader economy continued to deteriorate. To reflect the declining value of homes in the current environment, we adjusted our non-agency RMBS loss severity assumptions to decrease the amount we expect to receive to cover the value of the original loan.

The Bank of New York Mellon Corporation    67

Notes to Consolidated Financial Statements	(continued)

The factors used in developing the expected loss on our non-agency RMBS vary by year of origination (vintage) and type of collateral. We have estimated the expected loss, taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting bond collateral. The expected loss on our Alt-A portfolio was developed using roll rates to default ranging from 7% to 28% for underlying assets that are current and 40% to 80% for underlying assets that are 30-90 days past due as to principal and interest payments. We assumed severities ranging from 43% to 50% for underlying assets that may ultimately end up in default.

The HELOC portfolio holdings are regularly evaluated for potential OTTI. The HELOC securities credit enhancement is provided by a combination of excess spread, over-collateralization, subordination, and a note insurance policy provided by a monoline insurer. For the HELOC holdings, the rating is highly dependent upon the rating of the monoline insurance provider.

If a monoline insurer experiences a credit rating downgrade and it is determined that the monoline insurer may not be able to meet its obligations, the HELOC holdings guaranteed by that insurer are further evaluated based on the deal collateral and structure without the insurer guarantee. Potential losses are compared to the available total coverage provided by excess spread, over-collateralization and subordination for each bond to determine OTTI.

The following table provides the detail of securities portfolio losses for the first quarter of 2009, fourth quarter of 2008 and first quarter of 2008.

Net securities losses (impairment charges) (in millions)	1Q09		4Q08 (a)	1Q08
Alt-A RMBS	$125	(b)	$1,135	$-
Home equity lines of credit	18	(b)	36	28
European floating rate notes	4		-	-
ABS CDOs	3		6	24
Prime RMBS	3		-	-
Credit cards	2		-	-
SIV securities	-		44	21
Trust preferred securities	-		1	-
Other	140	(c)	19	-
Total net securities losses	$295		$1,241	$73
(a)	Excludes $45 million related to Old Slip Funding, LLC, which was consolidated in December 2008, that was recorded, net of tax, as an extraordinary loss in 4Q08.
(b)	Includes $42 million previously recorded in the fourth quarter of 2008 and required to be written down again by FAS 115-2. See the credit loss roll forward table below.
(c)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

The following table reflects investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities prior to Jan. 1, 2009. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred.

Debt securities credit loss rollfoward
Beginning balance as of Dec. 31, 2008	$535
Add: Initial OTTI credit losses	158
Subsequent OTTI credit losses	42
Less: Realized losses for securities sold	-
Securities intended or required to be sold	-
Increases in expected cash flows on debt securities	-
Ending balance as of March 31, 2009	$735

Note 6 – Goodwill and intangible assets

Goodwill

The level of goodwill decreased in the first quarter of 2009 due to the effect of foreign exchange translation on non-U.S. dollar denominated goodwill and an impairment charge of $50 million. Goodwill impairment testing is performed annually at the business segment level. As a result of goodwill testing, we recorded a goodwill impairment loss of $50 million in the first quarter of 2009 related to our Mellon United National Bank subsidiary in Miami, Florida.

68    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

The table below provides a breakdown of goodwill by business segment.

Goodwill by segment

(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138	$15,898
Foreign exchange translation	(23)	-	(23)	(1)	(3)	-	-	(50)
Other(a)	-	1	(1)	6	1	-	-	7
Gross goodwill at March 31, 2009	7,195	1,695	3,336	2,468	900	123	138	15,855
Accumulated impairment losses at Jan. 1, 2009	-	-	-	-	-	-	-	-
Impairment losses	-	-	-	-	-	-	(50)	(50)
Accumulated impairment losses at March 31, 2009	-	-	-	-	-	-	(50)	(50)
Net goodwill at March 31, 2009	$7,195	$1,695	$3,336	$2,468	$900	$123	$88	$15,805
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at March 31, 2009 compared with Dec. 31, 2008 resulted from intangible amortization and foreign exchange translation on

non-U.S. dollar denominated intangible assets. Intangible amortization expense was $108 million for the first quarter of 2009, $122 million for the first quarter of 2008 and $116 million in the fourth quarter of 2008.

The table below provides a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by segment

(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857	$5,856
Amortization	(55)	(11)	(7)	(21)	(7)	(6)	(1)	(108)
Foreign exchange translation	(19)	-	(3)	(1)	(1)	-	-	(24)
Other(a)	-	-	6	(13)	-	-	-	(7)
Balance at March 31, 2009	$2,521	$329	$298	$799	$691	$223	$856	$5,717
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets		March 31, 2009			Dec. 31, 2008
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth Management	$1,901	$(514)	$1,387	13 yrs.	$1,460
Customer contracts-Institutional services	2,034	(451)	1,583	15 yrs.	1,638
Deposit premiums	68	(47)	21	3 yrs.	25
Other	89	(23)	66	8 yrs.	69
Total subject to amortization	$4,092	$(1,035)	$3,057	14 yrs.	$3,192
Not subject to amortization: (a)
Trade name	1,357	N/A	1,357	N/A	$1,358
Customer relationships	1,303	N/A	1,303	N/A	1,306
Total not subject to amortization	$2,660	N/A	$2,660	N/A	$2,664
Total intangible assets	$6,752	$(1,035)	$5,717	N/A	$5,856
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable.

The Bank of New York Mellon Corporation    69

Notes to Consolidated Financial Statements	(continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2009	$ 418
2010	380
2011	350
2012	322
2013	281

Note 7 – Allowance for credit losses

The allowance for credit losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the credit portfolio at the balance sheet date.

We conduct a quarterly portfolio review to determine the adequacy of our allowance for credit losses. Following this review, senior management analyzes the results and determines the allowance for credit losses. The Risk Committee of our Board of Directors reviews the allowance as of the end of each quarter.

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended March 31, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Charge-offs:
Commercial	(22)	-	(22)
Commercial real estate	(17)	-	(17)
Other residential mortgages	(12)	-	(12)
Total charge-offs	(51)	-	(51)
Recoveries – Leasing	1	-	1
Net charge-offs	(50)	-	(50)
Provision	105	(25)	80
Balance at March 31, 2009	$470	$89	$559

For the quarter ended March 31, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2007	$327	$167	$494
Charge-offs:
Commercial	(7)	-	(7)
Other residential mortgages	(2)	-	(2)
Foreign	(5)	-	(5)
Total charge-offs	(14)	-	(14)
Recoveries – commercial	1	-	1
Net charge-offs	(13)	-	(13)
SFAS 159 adoption	(10)	-	(10)
Provision	10	6	16
Balance at March 31, 2008	$314	$173	$487

Note 8 — Other assets

Other assets (in millions)	March 31, 2009	Dec. 31, 2008
Accounts receivable	$4,276	$4,057
Corporate/bank owned life insurance	3,777	3,781
Equity in joint ventures and other investments (a)	2,321	2,421
Fails to deliver	1,251	1,394
Margin deposits	1,105	1,275
Software	575	607
Prepaid expenses	523	422
Prepaid pension assets	384	371
Due from customers on acceptances	272	265
Other	518	430
Total other assets	$15,002	$15,023
(a)	Includes Federal Reserve Bank stock of $390 million and $342 million, respectively, at cost.

70    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 9 — Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Interest revenue
Non-margin loans	$254	$353	$486
Margin loans	17	29	58
Securities:
Taxable	454	535	609
Exempt from federal income taxes	8	12	9

Total securities	462	547	618
Other short-term investments-U.S. government-backed commercial paper	10	64	-
Deposits with banks	226	497	412
Deposits with the Federal Reserve and other central banks	12	27	-
Federal funds sold and securities purchased under resale agreements	5	14	64
Trading assets	12	20	18

Total interest revenue	998	1,551	1,656

Interest expense
Deposits	77	252	615
Borrowings from Federal Reserve related to ABCP	7	48	-
Federal funds purchased and securities sold under repurchase agreements	1	4	26
Other borrowed funds	14	19	29
Customer payables	2	9	24
Long-term debt	105	149	195

Total interest expense	206	481	889

Net interest revenue	$792	$1,070	$767

Note 10 — Noninterest expense

The following table provides a breakdown of total noninterest expense.

Noninterest expense	Quarter ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Staff	$1,151	$1,154	$1,352
Professional, legal and other purchased services	262	307	252
Net occupancy	140	143	129
Distribution and servicing	107	123	130
Software	81	86	79
Furniture and equipment	77	86	79
Business development	44	76	66
Sub-custodian	39	52	61
Communications	25	27	32
Clearing	27	28	9
Support agreement charges	(8)	163	14
Amortization of intangible assets	108	116	122
M&I expenses	68	97	126
Restructuring charges	10	181	-
Other	211	231	161
Total noninterest expense	$2,342	$2,870	$2,612

Note 11 — Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2009			March 31, 2008
(in millions)	Domestic pension benefits	Foreign pension benefits	Health- care benefits	Domestic pension benefits	Foreign pension benefits	Health- care benefits
Service cost	$24	$5	$1	$19	$7	$1
Interest cost	39	5	4	36	7	4
Expected return on assets	(72)	(7)	(2)	(73)	(10)	(1)
Other	3	1	2	3	1	2
Net periodic benefit cost (credit)	$(6)	$4	$5	$(15)	$5	$6

Note 12 — Restructuring charge

In the fourth quarter of 2008, we announced that due to weakness in the global economy, we would reduce our workforce by approximately 4%, or an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. In the first quarter of 2009, we recorded additional charges of $10 million associated with this workforce reduction.

As of March 31, 2009, we have eliminated approximately 1,200 positions. Severance payments related to these positions are primarily paid over the severance period. We expect to substantially complete this reduction by the end of 2009.

The Bank of New York Mellon Corporation    71

Notes to Consolidated Financial Statements	(continued)

The following table presents the activity in the restructuring reserve through March 31, 2009.

Restructuring charge reserve - activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total

Original restructuring charge at Dec. 31, 2008	$166	$9	$5	$1	$181
Additional charges	8	-	-	2	10
Utilization	(30)	-	-	-	(30)

Balance at March 31, 2009	$144	$9	$5	$3	$161

The restructuring charges for the fourth quarter of 2008 and first quarter of 2009 are presented below by business segment. The charge was recorded in the Other segment as this restructuring was a corporate initiative and not directly related to the operating performance of these segments.

Restructuring charge by segment (in millions)	Fourth quarter 2008	First quarter 2009	Total restructuring charges

Asset management	$64	$3	$67
Asset servicing	34	3	37
Issuer services	15	-	15
Wealth management	13	1	14
Treasury services	6	-	6
Clearing services	6	1	7
Other (including shared services)	43	2	45

Total restructuring charges	$181	$10	$191

Note 13 — Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Quarter ended

	March 31, 2009	March 31, 2008

Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.1	2.7
Credit for low-income housing investments	(2.8)	(0.9)
Tax-exempt income	(3.3)	(1.5)
Foreign operations	(8.7)	(3.9)
Other - net	1.9	0.9

Effective rate	27.2%	32.3%

Our total tax reserves as of March 31, 2009 were $204 million compared with $189 million at Dec. 31, 2008. If these tax reserves were unnecessary, $204 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of

March 31, 2009 is accrued interest, where applicable, of $60 million. The additional tax expense related to interest for the three months ended March 31, 2009 was $15 million.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been completed through 1996. Our United Kingdom income tax returns are closed through 2002.

Note 14 — Securitizations and variable interest entities

Securitizations

In 2000, we purchased Dreyfus Institutional Reserves Money Fund shares and sold the right to receive the principal value of the shares in 2021 in a securitization transaction and retained the rights to receive the on-going dividends from the shares. In the first quarter of 2009, we recorded a $95 million securities write-down on this transaction.

In 2003, the Company securitized quarterly variable rate municipal bonds, which are Aa3/AAA insured bonds issued by borrowers rated no lower than A2/A+ by Moody’s Investor Services and Standard & Poors. No gain or loss was recognized on this transaction.

The Company’s retained interests, which are recorded as available-for-sale securities in these securitizations at March 31, 2009 and Dec. 31, 2008, are approximately $134 million and $234 million, respectively, which represents our maximum exposure to the securitizations. The Company did not securitize any assets during the first quarter of 2009.

Variable Interest Entities

At March 31, 2009, the Company had no asset-backed commercial paper conduits.

72    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

FIN 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a Variable Interest Entity (“VIE”) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company is required to consolidate entities for which it is the primary beneficiary.

The Company’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers. The Company may provide start-up capital in its new funds and also earns fund management fees. Performance fees are also earned on certain funds. The Company is not contractually required to provide financial or any other support to its VIEs. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other variable interest.

Primary beneficiary calculations are prepared in accordance with FIN 46(R). This evaluation includes estimates of ranges and probabilities of losses and returns from the funds. The calculated expected gains and expected losses are allocated to the variable interests holders of the funds, which are generally the fund’s investors and may include the Company, in order to determine which entity is required to consolidate the VIE, if any.

The start up capital invested in our Asset Management VIEs as of March 31, 2009 has been included in our financial statements as shown below:

Other VIEs at March 31, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure

Trading	$24	$-	$24
Available-for-sale	78	-	78
Other	256	-	256

Total	$358	$-	$358

Other VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure

Trading	$26	$-	$26
Available-for-sale	102	-	102
Other	272	-	272

Total	$400	$-	$400

During the second half of 2008, the Company voluntarily provided limited credit support to certain money market, collective, commingled and separate account funds (the “Funds”). Entering into such support agreements represents an event under FIN 46(R), and its interpretations.

In analyzing the Funds for which credit support was provided, it was determined that interest rate risk and credit risk are the two main risks that the funds are designed to create and pass through to their investors. Accordingly, interest rate and credit risk were analyzed to determine if the Company was the primary beneficiary of each of the Funds.

Credit risk variability quantification includes any potential future credit risk in a Fund and is evaluated using credit ratings and default rates. The full marks on any sensitive securities on watch are also included.

Interest rate variability quantification includes the expected Fund yield. Standard deviations are used along with the Fund’s market value to quantify the interest rate risk expected in the Fund.

The Company’s analysis of the credit risk variability and interest rate risk variability associated with the supported Funds resulted in the Company not being the primary beneficiary and therefore the Funds were not consolidated.

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements:

Credit supported VIEs at March 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure

Other	$-	$230	$152

Credit supported VIEs at Dec. 31, 2008
(in millions)	Assets	Liabilities	Maximum loss exposure

Other	$-	$248	$142

The Bank of New York Mellon Corporation    73

Notes to Consolidated Financial Statements	(continued)

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into the Company and have affected the following financial statement items:

Consolidated VIEs at March 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure

Available-for-sale	$33	$-	$33
Other	-	140	20

Total	$33	$140	$53

Consolidated VIEs at Dec. 31, 2008
(in millions)	Assets	Liabilities	Maximum loss exposure

Available-for-sale	$26	$-	$26
Other	24	353	47

Total	$50	$353	$73

The maximum loss exposure shown above for the credit support agreements provided to the Company’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for the Company’s clients that accepted our offer of support. As of March 31, 2009, the Company recorded $337 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 15 – Fair value measurement

We adopted SFAS 157, (“Fair Value Measurement”), effective Jan. 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. FAS 157 requires consideration of a company’s own creditworthiness when valuing liabilities.

Effective Jan. 1, 2009, we adopted FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price notion. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with FAS 157. It also requires additional disclosures for instruments within the scope of FAS 157 to include inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities.

The amended standard provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The objective is to determine from weighted indicators of fair value a reasonable point within the range that is most representative of fair value under current market conditions.

We also adopted FAS 159 (“The Fair Value Option for Financial Assets and Financial Liabilities”), effective Jan. 1, 2008. FAS 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards.

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

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. Then, to arrive at a fair value that incorporates counterparty credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using the Company’s own credit spreads, also implied by the credit default swap market. Accordingly, the valuation of our derivative position is sensitive to the current changes in our own credit spreads as well as those of our counterparties.

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

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate agency and non-agency securities, corporate debt securities and derivative contracts.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, non-agency RMBS, certain private equity investments,

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

Loans carried at fair value are included in trading assets on the balance sheet. Unrealized gains and losses on unfunded lending commitments carried at fair value are classified in Other assets and Other liabilities, respectively. Loans and unfunded lending commitments carried at fair value are generally classified within Level 2 of the valuation hierarchy.

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

For securities where quotes from recent transactions are not available for identical securities, we determine fair value primarily based on pricing sources with reasonable levels of price transparency that employ financial models or obtain comparison to similar instruments to arrive at “consensus” prices.

Specifically, the pricing sources obtain recent transactions for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the types of transaction and apply such variables to similar types of bonds. We view these as observable transactions in the current market place and classify such securities as Level 2. They discontinue pricing any specific security whenever they determine there is insufficient observable data to provide a good faith opinion on price.

Securities included in this category that are affected by the lack of market liquidity include our Alt-A RMBS, prime RMBS, subprime RMBS and commercial mortgage-backed securities.

In addition, we have significant investments in more actively traded agency RMBS and the pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers. The pricing sources receive their daily observed trade price and other information feeds from the interdealer brokers.

For securities with bond insurance, the financial strength of the insurance provider is analyzed and that information is included in the fair value assessment for such securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 include certain asset-backed securities CDOs, non-agency RMBS and other retained interests in securitizations.

In the first quarter of 2009, we changed our valuation technique in determining the fair value of certain securities when there has been a significant decline in volume and market activity.

Recent transactions in non-agency RMBS and commercial mortgage-backed securities may not reflect an orderly transaction in the marketplace. In

76    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

adopting the guidance of FAS 157-4, for these securities, we adjust the discount rate to reflect “an orderly transaction” in the current marketplace. We used a discount rate that was determined based on our assessment of the credit quality of the non-agency RMBS and commercial mortgage-backed securities. The discount rate was derived based on input from market participants as to the appropriate discount rate for hypothetical bond issuances that exhibit certain credit features similar to the bonds we hold.

To further reflect current market conditions, we weighted our internally modeled price with prices derived from pricing sources to calculate the fair market value in an orderly transaction. Depending on credit quality, the price weighting of the security ranged from 5% pricing source and 95% model to 85% pricing source and 15% model.

Other short-term U.S. government-backed commercial paper and borrowings from Federal Reserve related to asset-backed commercial paper

These instruments are classified in Level 2 of the valuation hierarchy. The fair value of these instruments is estimated using pricing models.

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and we classify them in Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Additional disclosures of derivative instruments are provided in Note 17 of Notes to Consolidated Financial Statements.

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

The following tables present the financial instruments carried at fair value at March 31, 2009 and Dec. 31, 2008, by caption on the consolidated balance sheet and by FAS 157 valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis at March 31, 2009
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. government obligations	$454	$335	$-	$-	$789
U.S. government agencies	-	1,286	-	-	1,286
Obligations of states and political subdivisions	-	727	-	-	727
Residential mortgage-backed securities	-	18,403	2,573	-	20,976
Commercial mortgage-backed securities	-	2,029	572	-	2,601
Asset-backed commercial debt obligations	-	363	10	-	373
Other asset-backed securities	-	925	13	-	938
Equity securities	222	772	14	-	1,008
Other debt securities (b)	44	1,378	258	-	1,680
Total available-for-sale securities	720	26,218	3,440	-	30,378
Trading assets:
Debt and equity instruments (c)	676	1,149	60	-	1,885
Derivative assets	4,953	17,136	104	(15,242)	6,951
Total trading assets	5,629	18,285	164	(15,242)	8,836
Other assets (d)	7	1,285	177	-	1,469
Total assets at fair value	$6,356	$45,788	$3,781	$(15,242)	$40,683
Percent of assets prior to netting	11.4%	81.9%	6.7%
Trading liabilities:
Debt and equity instruments	$881	$268	$-	$-	$1,149
Derivative liabilities	4,543	16,664	122	(15,739)	5,590
Total trading liabilities	5,424	16,932	122	(15,739)	6,739
Other liabilities (e)	-	530	6	-	536
Total liabilities at fair value	$5,424	$17,462	$128	$(15,739)	$7,275
Percent of liabilities prior to netting	23.6%	75.9%	0.5%

78    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2008
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities (b)	$1,056	$30,599	$409	$-	$32,064
Other short-term U.S. government-backed commercial paper	-	5,629	-	-	5,629
Trading assets:
Debt and equity instruments (c)	691	1,189	20	-	1,900
Derivative assets	7,965	19,065	83	(17,911)	9,202
Total trading assets	8,656	20,254	103	(17,911)	11,102
Other assets (d)	682	988	200	-	1,870
Total assets at fair value	$10,394	$57,470	$712	$(17,911)	$50,665
Percent of assets prior to netting	15.2%	83.8%	1.0%
Borrowing from Federal Reserve related to asset-backed commercial paper	$-	$5,591	$-	$-	$5,591
Trading liabilities:
Debt and equity instruments	605	204	-	-	809
Derivative liabilities	7,662	18,336	149	(18,871)	7,276
Total trading liabilities	8,267	18,540	149	(18,871)	8,085
Other liabilities (e)	2	719	-	-	721
Total liabilities at fair value	$8,269	$24,850	$149	$(18,871)	$14,397
Percent of liabilities prior to netting	24.9%	74.7%	0.4%
(a)	FIN 39 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a SFAS 159 fair value option election.
(e)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

Changes in Level 3 fair value measurements

The tables below include a rollforward of the balance sheet amounts for the three month periods ended March 31, 2009 and 2008, (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

The Bank of New York Mellon Corporation    79

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs three months ended March 31, 2009	Fair Value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and settlements, net	Transfers in/out of Level 3	Fair value March 31, 2009	Change in unrealized gains and (losses) related to instruments held at March 31, 2009
(in millions)		Income		Comprehensive income

Available-for-sale securities:
Residential mortgage-backed securities	$-	$-		$-	$-	$2,573	$2,573	$494
Commercial mortgage-backed securities	-	-		-	-	572	572	129
Asset-backed commercial debt obligations	22	(31)		19	-	-	10	19
Other asset-backed securities	17	-		(4)	-	-	13	(3)
Equity securities	13	-		1	-	-	14	1
Other debt securities	357	(99)		(7)	(3)	10	258	(5)

Total available-for-sale securities	409	(130	) (a)	9	(3)	3,155	3,440	635
Trading assets:
Debt and equity instruments	20	(2	) (b)	(2)	-	44	60	-
Derivative assets	83	1	(b)	6	(1)	15	104	-
Other assets	200	(29	) (c)	-	1	5	177	-

Total assets	$712	$(160)		$13	$(3)	$3,219	$3,781	$635

Trading liabilities:
Derivative liabilities	$(149)	$21	(b)	$2	$-	$4	$(122)	-
Other liabilities	-	(8	) (c)	-	-	2	(6)	-

Total liabilities	$(149)	$13		$2	$-	$6	$(128)	-

Fair value measurements using significant unobservable inputs three months ended March 31, 2008	Fair Value Dec. 31, 2007	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/out of Level 3	Fair value March 31, 2008	Change in unrealized gains and (losses) related to instruments held at March 31, 2008
(in millions)		Income		Comprehensive income

Available-for-sale securities	$853	$(46	) (a)	$15	(a)	$32	$-	$854	$(31)
Trading assets:
Derivative assets	166	17	(b)	-		(9)	3	177	26
Other assets	243	8	(c)	-		(1)	-	250	3

Total assets	$1,262	$(21)		$15		$22	$3	$1,281	$(2)

Trading liabilities:
Derivative liabilities	$(34)	$(19	) (b)	$-		$1	$-	$(52)	$(18)
Other liabilities	(50)	12	(c)	-		-	-	(38)	12

Total liabilities	$(84)	$(7)		$-		$1	$-	$(90)	$(6)

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2009 and March 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2009 and March 31, 2008.

80    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets measured at fair value on a nonrecurring basis at March 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value

Loans (a)	$-	$35	$218	$253
Other assets (b)	-	7	50	57

Total assets at fair value on a nonrecurring basis	$-	$42	$268	$310

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total carrying value

Loans (a)	$14	$43	$161	$218
Other assets (b)	-	6	-	6

Total assets at fair value on a nonrecurring basis	$14	$49	$161	$224

(a)	During the quarters ended March 31, 2009 and 2008, the fair value of these loans was reduced $65 million and $35 million, based on the fair value of the underlying collateral as allowed by SFAS 114, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.
(b)	Other assets received in satisfaction of debt. The fair value of these assets was reduced $12 million in the first quarter of 2009 and was reduced $2 million in the fourth quarter of 2008, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 — Fair value option

FAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

At Dec. 31, 2008, $5.6 billion of other short-term U.S. government-backed commercial paper and $5.6 billion of borrowings from Federal Reserve related to asset-backed commercial paper were held at fair value. There were no balances outstanding for these instruments at March 31, 2009.

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three month period ended March 31, 2009 and 2008.

Foreign exchange and other trading activities
	Three months ended
(in millions)	March 31, 2009	March 31, 2008

Loans	$1	$31
Other liabilities	(2)	(1)

At March 31, 2009, the fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of $2 million at March 31, 2009 and $3 million at Dec. 31, 2008 and is included in other liabilities. The contractual amount of such commitments was $110 million at both March 31, 2009 and Dec. 31, 2008.

Note 17 — Derivative Instruments

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2009 and Dec. 31, 2008.

The Bank of New York Mellon Corporation    81

Notes to Consolidated Financial Statements	(continued)

Derivative portfolio
	Notional		Credit exposure
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2009	Dec. 31, 2008

Interest rate contracts:
Futures and forward contracts	$200,398	$142,641	$33	$115
Swaps	393,756	401,621	14,471	16,045
Written options	169,017	173,636	-	-
Purchased options	156,287	161,337	2,116	2,143
Foreign exchange contracts:
Swaps	10,109	6,401	199	138
Written options	4,163	2,111	-	-
Purchased options	3,776	2,057	148	221
Commitments to purchase and sell foreign exchange	230,311	233,253	3,790	6,727
Equity derivatives:
Futures and forwards	133	322	201	1
Written options	5,830	7,389	-	-
Purchased options	4,893	6,685	330	722
Credit derivatives:
Beneficiary	1,119	1,326	77	78
Guarantor	2	2	-	-

Total			21,365	26,190
Effect of master netting agreements			(15,242)	(17,911)

Total credit exposure (a)			$6,123	$8,279

(a)	Before application of collateral.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

At March 31, 2009, approximately $534 billion (notional) of interest rate contracts will mature within one year, $240 billion between one and five years, and the balance after five years. At March 31, 2009, approximately $238 billion (notional) of foreign exchange contracts will mature within one year and $8 billion between one and five years, and the balance after five years.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in either the first quarter of 2009 or the first quarter of 2008.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of fixed-rate loans, asset-backed securities, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The fixed rate loans hedged generally have an original maturity of 9 to 12 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At March 31, 2009, $6 million of loans were hedged with interest rate swaps, which had notional values of $6 million.

The securities hedged generally have a weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with “pay fixed rate, receive variable rate” swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At March 31, 2009, $216 million of securities were hedged with interest rate swaps that had notional values of $216 million.

The fixed rate deposits hedged generally have original maturities of 3 to 12 years, and, except for one deposit, are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable except for the one that hedges the callable deposits. At March 31, 2009, $280 million of deposits were hedged with interest rate swaps that had notional values of $281 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt

82    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2009, $10.5 billion of debt was hedged with interest rate swaps that had notional values of $10.0 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities that have the U.S. dollar as their functional currency. As of March 31, 2009, the hedged forecasted foreign currency transactions and linked FX forward hedges were $116 million, with $6 million (pre-tax) of gains recorded in other comprehensive income. These gains are expected to be reclassified to income over the next 9 months.

We also use forward foreign exchange contracts with original maturities of 10 months or less to hedge our Euro and Japanese Yen foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. As of March 31, 2009, these economically hedged forecasted foreign currency net revenues and linked FX forward hedges were $50 million, with $1 million (pre-tax) of losses from those FX forward hedges recorded in foreign exchange and other trading activities.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward contracts usually have maturities of less than two years. The derivatives employed are designated as net investments hedges of changes in value of our foreign investments due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At March 31, 2009, foreign exchange contracts, with notional amounts totaling $3.32 billion, were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of the Company in various currencies, and, at March 31, 2009, had a combined U.S. dollar equivalent value of $827 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008

Fair value hedge of loans	$(0.1)	$0.1	$(0.1)
Fair value hedge of securities	0.1	(0.1)	0.1
Fair value hedge of deposits and long-term debt	1.6	11.9	(0.8)
Cash flow hedges	(0.1)	(0.1)	0.1
Other (a)	0.1	0.2	(0.1)

Total	$1.6	$12.0	(0.8)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet		Asset Derivatives Fair Value (a)			Liability Derivatives Fair Value (a)
(in millions)	Balance Sheet Location	March 31, 2009	Dec. 31, 2008	Balance Sheet Location	March 31, 2009	Dec. 31, 2008

Derivatives designated as hedging instruments:
Interest rate contracts	Other assets	$735	$928	Other liabilities	$45	$162
Other contracts	Other assets	444	680	Other liabilities	-	-

Total derivatives designated as hedging instruments		$1,179	$1,608		$45	$162

Derivatives not designated as hedging instruments:
Interest rate contracts	Trading assets	$16,688	$18,452	Trading liabilities	$16,296	$17,818
Equity contracts	Trading assets	554	742	Trading liabilities	545	713
Credit contracts	Trading assets	77	86	Trading liabilities	-	-
Other contracts	Trading assets	4,874	7,833	Trading liabilities	4,487	7,615

Total derivatives not designated as hedging instruments		$22,193	$27,113		$21,328	$26,146

Total derivatives (b)		$23,372	$28,721		$21,373	$26,308

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $802 million and $1.3 billion, respectively at March 31, 2009 and $817 million and $1.8 billion, respectively, at Dec. 31, 2008.
(b)	Fair values are on a gross basis, before consideration of master netting agreements, as required by SFAS No. 161.

The Bank of New York Mellon Corporation    83

Notes to Consolidated Financial Statements	(continued)

Impact of derivative instruments on the income statement

(in millions)	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative Quarter ended		Locations of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Quarter ended
Derivatives in Fair Value Hedging Relationships		March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008

Interest rate contracts	Net interest revenue	$1.3	$218.9	Net interest revenue	$0.3	$(219.7)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effective Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effecting Testing) Quarter ended
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008

Interest rate contracts	$-	$-	Net interest revenue	$1.0	$1.8	Net interest revenue	$(0.1)	$0.1
FX contracts	4.0	(1.2)	Other revenue	5.1	2.4	Other revenue	-	-

Total	$4.0	$(1.2)		$6.1	$4.2		$(0.1)	$0.1

Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effective Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effecting Testing) Quarter ended
	March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008		March 31, 2009	March 31, 2008

FX contracts	$45.4	$(40.0)	Net interest revenue	$-	$-	Other revenue	$0.1	$(0.1)

Trading activities (including trading derivatives)

Our trading activities are focused on acting as a market maker for our customers. The risk from these market-making activities and from our own positions is managed by our traders and limited in total exposure as described below.

We manage trading risk through a system of position limits, a value-at-risk (“VAR”) methodology based on Monte Carlo simulations, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is the basis for the economic capital calculation, which is allocated to lines of business for computing risk-adjusted performance.

As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historic market events are also performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading activities included the following:

Foreign exchange and other trading activities
	Quarter ended
(in millions)	March 31, 2009	Dec. 31, 2008	March 31, 2008
Foreign exchange	$219	$418	$227
Interest rate contract	21	(41)	(29)
Debt securities	54	105	40
Credit derivatives	(1)	2	1
Equities	15	27	20
Commodity and other derivatives	(1)	(1)	-
Total	$307	$510	$259

84    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Foreign exchange includes income from purchasing and selling foreign exchange, futures, and options. Interest rate contracts reflect results from futures and forward contracts, interest rate swaps, foreign currency swaps, and options. Debt securities primarily reflect income from fixed income securities. Credit derivatives include revenue from credit default swaps. Equities include income from equity securities and equity derivatives.

Counterparty credit risk and collateral

We assess credit risk of our counterparties through regular periodic examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics used to assess credit quality.

Collateral requirements are determined after a comprehensive review of the credit quality of each counterparty. Collateral is generally held in the form of cash or highly liquid government securities. Collateral requirements are monitored and adjusted daily.

Additional disclosures concerning derivative financial instruments are provided in Note 15 of the Notes to Consolidated Financial Statements.

Disclosure of Contingent Features in Over-the-Counter (“OTC”) Derivative Instruments

Certain of the Company’s OTC derivative contracts and/or collateral agreements contain provisions that would require the Company to take certain actions if its public debt rating fell to a certain level. A “close-out” agreement could trigger an immediate closeout and payment of outstanding contracts that are in net liability positions. Certain collateral agreements would require the Company to immediately post additional collateral to cover some or all of the Company’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under close-out agreements that were in net liability positions as of March 31, 2009 for three key ratings triggers:

If the Company’s rating was changed to	Potential close-out exposures (fair value)
A3/A-	$446 million
Baa2/BBB	$819 million
Bal/BB+	$1.531 billion

Additionally, if the Company’s debt rating had fallen below investment grade on March 31, 2009, existing collateral arrangements would have required the Company to have posted an additional $673 million of collateral.

Note 18 — Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance-sheet risks. Significant industry concentrations related to credit exposure are disclosed in the Financial institutions portfolio exposure table on page 37 and the Commercial portfolio exposure table on page 38. Those tables are incorporated by reference into these Notes to Consolidated Financial Statements. Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at March 31, 2009 and Dec. 31, 2008 follows:

The Bank of New York Mellon Corporation    85

Notes to Consolidated Financial Statements	(continued)

Off-balance sheet credit risks (in millions)	March 31, 2009	Dec. 31, 2008
Lending commitments (a)	$36,492	$38,822
Standby letters of credit (b)	12,820	13,084
Commercial letters of credit	644	705
Securities lending indemnifications	292,839	325,975
Support agreements	272	244
(a)	Net of participations totaling $901 million at March 31, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.7 billion at both March 31, 2009 and Dec. 31, 2008.

Included in lending commitments are facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending related commitments was $89 million at March 31, 2009, and $114 million at Dec. 31, 2008. A summary of lending commitment maturities is as follows: $13 billion less than one year; $23 billion in one to five years, and $1 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs at March 31, 2009 was $12.8 billion and $13.1 billion at Dec. 31, 2008 and includes $1.0 billion that were collateralized with cash and securities on March 31, 2009, and $1.1 billion on Dec. 31, 2008. At March 31, 2009, approximately $7.7 billion of the SBLCs will expire within one year and the remaining $5.1 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending related commitments.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. The Company’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2009	Dec. 31, 2008
Investment grade	86%	89%
Noninvestment grade	14	11%

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $303 billion at March 31, 2009 and $335 billion at Dec. 31, 2008.

Our potential exposure to support agreements was approximately $272 million at March 31, 2009, compared with $244 million at Dec. 31, 2008. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements. Future realized support agreement charges will principally depend on the price of Lehman securities, fund performance and the number of clients that accept our offer of support.

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

preparing these returns in 2007, we identified certain inconsistencies in the supporting tax documentation and records transferred to us that were needed to file accurate returns. For additional information, see Legal proceedings in Part II, Item 1, of this Form 10-Q.

As previously disclosed, in the fourth quarter of 2007, we also discovered that other business lines, including the legacy The Bank of New York corporate trust business, may have similar issues and initiated an extensive company-wide review to identify any inconsistencies in the supporting tax documentation. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matter. Any exposure resulting from this matter is uncertain and cannot currently be reasonably estimated.

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

Note 19 — Business segments

For details of our business segments, see Business segments review on page 13 through the bullet points on page 15, and the tables, through Average assets (excluding pre-tax operating margin) on page 16 and the first two tables on page 17. The tables and information in those paragraphs are incorporated by reference into these Notes to Consolidated Financial Statements.

Note 20 — Related party transaction

During the second half of 2008, the Company purchased approximately $21 billion of certificates of deposits (“CDs”) from money market mutual funds managed by Dreyfus. Approximately $18 billion of these CDs were repaid in the fourth quarter of 2008. In the first quarter of 2009, the remaining $3 billion of these CDs matured and were repaid with no gain or loss recorded.

The Bank of New York Mellon Corporation    87

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

88    The Bank of New York Mellon Corporation

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of the Company; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our segments; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: the expected increase in the percentage of revenue and income from outside the U.S.; targeted capital ratios; the FDIC’s proposed emergency deposit assessment and its extension of certain programs created to address recent market events and expenses incurred with respect to these programs; deposit levels; expectations with respect to earnings per share; statements with respect to our intent to hold securities until maturity; assumptions with respect to residential mortgage-backed securities; expected losses included in securities write-downs and impairments; statements on our institutional credit strategies; goals with respect to our commercial portfolio; trends in the real estate market; descriptions of our allowance for credit losses and loan losses; descriptions of our exposure to support agreements; statements with respect to our liquidity targets, including the effect of reductions in securities servicing; access to capital markets; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; expectations with respect to building capital, pursuing growth opportunities and repayment of the TARP investment; timing and impact of adoption of recent accounting pronouncements; amount of dividends bank subsidiaries can pay without regulatory waiver; the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings, including the claims raised by The Federal Customs Service of the Russian Federation.

In this report, any other report, any press release or any written or oral statement that the Company or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “confident” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represents risk associated with the business and operations of the Company, can be found in Risk Factors of this report and the Company’s annual report on Form 10-K for the year ended Dec. 31, 2008, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2008 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by the Company with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Bank of New York Mellon Corporation    89

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

As previously disclosed, the Bank filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at the Bank. Pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court on Dec. 8, 2008, $370 million of cash has been set aside as a reserve, to be used by the Bank if its proof of claim is allowed in the bankruptcy. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against the Company seeking to disallow the Bank’s claim and seeking damages against the Bank for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. The Company has learned from the Commodities Futures Trading Commission (“CFTC”) that it has opened an investigation of the Bank in connection with its relationship to Sentinel.

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

As previously disclosed, in connection with the acquired JPMorgan Chase corporate trust business, the Bank was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, the Bank identified certain inconsistencies in the supporting tax documentation and records transferred to the Bank that were needed to file accurate returns. The Company and JPMorgan Chase jointly disclosed this matter to the IRS on a voluntary basis in a meeting on Sept. 7, 2007 and the Company believes it will receive additional time to remediate the issues. The Company and JPMorgan Chase are attempting to resolve the information reporting and withholding issues presented. While there can be no assurance, the Company believes that after remediation the potential financial exposure will be immaterial, and, in any event, the Company is

90    The Bank of New York Mellon Corporation

Part II — Other information (continued)

indemnified by JPMorgan Chase for the 2006 tax withholding and reporting obligations associated with the acquisition.

As previously disclosed, during 2001 and 2002, we entered into various structured transactions that involved, among other things, the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability.

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

On April 30, 2009, we made a deposit with the IRS to defray interest costs associated with the disputed tax assessment.

As previously disclosed, the Company self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC and certain state authorities, including the Texas Securities Board, are investigating these transactions. MFM is cooperating fully with the investigations.

As previously disclosed, in the course of a routine review of customer accounts at Mellon Securities LLC (“Mellon Securities”), the Company became aware of circumstances suggesting that employees of Mellon Securities, which executes orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. The Company is reviewing the trades and is in the process of determining the extent of any remediation. The Company self-disclosed this matter to the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the SEC on a voluntary basis.

As previously disclosed, in August 2008, FINRA commenced an inquiry into BNY MCM concerning the sale of Auction Rate Securities (“ARS”). In April 2009, BNY MCM entered into letter of Acceptance, Waiver and Consent (“AWC”) with FINRA. In the AWC, BNY MCM consented, without admitting or denying, to FINRA’s finding that it sold ARS using advertising or marketing materials that were not fair and balanced. Two institutional customers not included in the FINRA settlement have filed lawsuits and one such customer has filed an arbitration proceeding against BNY MCM, alleging misrepresentations and omissions in the sale of ARS to them.

Several securities lending program participants have filed lawsuits against the Company or its affiliates, alleging that the participants incurred losses relating to investments in notes of Sigma Finance Inc. and seeking damages as to those losses. The participants assert contractual and common law claims.

Bernard L. Madoff has pleaded guilty to engaging in a massive investment fraud through his company, Bernard L. Madoff Investment Securities LLC (“Madoff”). As previously disclosed, the Company has no direct exposure to the Madoff fraud. Ivy Asset Management LLC (“Ivy”), a subsidiary that primarily manages funds-of-hedge-funds, has not had any funds-of-funds investments with Madoff since 2000. Several investment managers contracted with Ivy as a sub-advisor and one pension fund contracted with Ivy as investment manager; a portion of these funds were invested with Madoff and likely suffered losses as a result of the Madoff fraud.

The Bank of New York Mellon Corporation    91

Part II — Other information (continued)

The Company and its affiliates, including Ivy, have received subpoenas and document requests in connection with a number of regulatory inquiries regarding Madoff and have been cooperating with these inquiries.

The Company or its affiliates have been named in several civil lawsuits relating to certain investment funds that invested money with Madoff. Ivy acted as a sub-advisor to the managers of some of those funds. Plaintiffs allege that the funds suffered losses in connection with the Madoff investments. Plaintiffs assert various causes of action against the Company or its affiliates, and other parties, including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds.

Item 1A. Risk Factors

Legislative and regulatory proposals—Our business could be impacted by legislative and regulatory actions.

Current economic conditions, particularly in the financial markets have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced last fall and the new Capital Assistance Program (“CAP”) announced this spring, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits, and the U.S. Congress, through the Emergency Economy Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, has imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to additional restrictions, oversight and costs that may have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including as relates to compensation, interest rates, the impact of bankruptcy proceedings on consumer real property mortgages and otherwise. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation, regulation or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Shares of the Company’s common stock were issued in the following transactions, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof: 39,404 shares of common stock issued to two former directors of The Bank of New York Company, Inc. who had deferred receipt of such common stock pursuant to the Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.

(c)	The following table discloses repurchases of our common stock made in the first quarter of 2009.

92    The Bank of New York Mellon Corporation

Part II — Other information (continued)

Issuer purchases of equity securities

Share repurchases during first quarter 2009				Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased		Average price per share

January 2009	133		$28.19	-
February 2009	49		$24.98	-
March 2009	288		$26.89	-

First quarter 2009	470	(a)	$27.06	-

(a)	These shares were purchased at a purchase price of approximately $13 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of the Company authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased under this program in the first quarter of 2009.

At March 31, 2009, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

•

Under the TARP Capital Purchase Program, prior to the earlier of (i) Oct. 28, 2011, or (ii) the date on which the Series B preferred stock is redeemed in whole or the U.S. Treasury has transferred all of the Series B preferred stock to unaffiliated third parties, the consent of the U.S. Treasury is required to redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company or any trust preferred securities issued by the Company or any affiliate, subject to certain exceptions which include (i) in connection with any benefit plan in the ordinary course of business consistent with past practice; (ii) market-making, stabilization or customer facilitation transactions in the ordinary course or; (iii) acquisitions by the Company as trustee or custodian.

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

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended April 14, 2009.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2009. The Company hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Bank of New York Mellon Corporation    93

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: May 8, 2009	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

94    The Bank of New York Mellon Corporation

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (“The Company”).	Previously filed as Exhibit 2.1 to The Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to The Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended on April 14, 2009.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2009. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

The Bank of New York Mellon Corporation    95