Form 10-Q
period 2009-06-30
Bank of New York Mellon CORP
filed 2009-08-07
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  ✓  ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No    ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common Stock, $0.01 par value	1,202,827,735

THE BANK OF NEW YORK MELLON CORPORATION

SECOND QUARTER 2009 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Second quarter 2009 events	5
Highlights of second quarter 2009 results	6
Impact of the current market environment on our business	7
Fee and other revenue	9
Net interest revenue	12
Average balances and interest rates	14
Noninterest expense	16
Income taxes	17
Business segments review	17
Critical accounting estimates	35
Consolidated balance sheet review	41
Support agreements	50
Liquidity and dividends	51
Capital	54
Trading activities and risk management	56
Foreign exchange and other trading	58
Asset/liability management	58
Off-balance-sheet financial instruments	59
Supplemental information – Explanation of Non-GAAP financial measures	59
Recent accounting developments	65
Government monetary policies and competition	67
Website information	67

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	68
Consolidated Balance Sheet (unaudited)	70
Consolidated Statement of Cash Flows (unaudited)	71
Consolidated Statement of Changes in Equity (unaudited)	72

Notes to Consolidated Financial Statements	73

Item 4. Controls and Procedures	111

Forward-looking Statements	112

Part II—Other Information

Item 1. Legal Proceedings	113

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	113

Item 4. Submission of Matters to a Vote of Security Holders	113

Item 6. Exhibits	114

Signature	116

Index to Exhibits	117

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended					Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2009	March 31, 2009		June 30, 2008		June 30, 2009	June 30, 2008
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$176	$322		$309		$498	$1,055
Basic EPS	0.15	0.28		0.27		0.43	0.92
Diluted EPS	0.15	0.28		0.27		0.43	0.92

Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$267	$363		$303		$630	$1,045
Basic EPS from continuing operations	0.23	0.31		0.26		0.54	0.91
Diluted EPS from continuing operations	0.23	0.31		0.26		0.54	0.91

Continuing operations:
Fee and other revenue	$2,257	$2,136		$2,989		$4,393	$5,971
Net interest revenue	700	775		388		1,475	1,131

Total revenue	$2,957	$2,911		$3,377		$5,868	$7,102

Return on common equity (annualized) (a)	4.0%	5.8%		4.3%		4.9%	7.2%
Non-GAAP adjusted (b)	6.5%	10.5%		13.2%		8.5%	13.0%

Return on tangible common equity (annualized) – Non-GAAP (a)	18.4%	28.8%		18.5%		23.2%	27.5%
Non-GAAP adjusted (b)	23.8%	43.9%		45.9%		33.0%	43.1%

Fee and other revenue as a percent of total revenue (FTE)	76%	73%		88%		75%	84%
Non-GAAP adjusted (b)	78%	76%		80%		77%	80%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$241	$234		$298		$238	$294

Percent of non-U.S. fee revenue and net interest revenue (FTE)	31%	29%		37	% (c)	30%	35	% (c)

Pre-tax operating margin (FTE)	18%	20%		19%		19%	25%
Non-GAAP adjusted (b)	31%	33%		37%		32%	37%

Net interest margin (FTE) (d)	1.80%	1.87%		1.11	% (c)	1.84%	1.61	% (c)

Assets under management (“AUM”) at period end (in billions)	$926	$881		$1,113		$926	$1,113

Assets under custody and administration (“AUC”) at period end (in trillions)	$20.7	$19.5		$23.0		$20.7	$23.0
Equity securities	27%	25%		25%		27%	25%
Fixed income securities	73%	75%		75%		73%	75%
Cross-border assets at period end (in trillions)	$7.8	$7.3		$10.3		$7.8	$10.3

Market value of securities on loan at period end (in billions) (e)	$290	$293		$588		$290	$588

Average common shares and equivalents outstanding (in thousands):
Basic	1,171,081	1,146,070		1,135,153		1,158,649	1,134,710
Diluted	1,174,466	1,146,943		1,142,936		1,160,620	1,143,312

Capital ratios (f)
Tier 1 capital ratio	12.5%	13.8	% (g)	9.3%		12.5%	9.3%
Tier 1 common to risk-weighted assets ratio – Non-GAAP (b)	11.1%	10.0%		7.9%		11.1%	7.9%
Total (Tier 1 plus Tier 2) capital ratio	16.0%	17.5%		12.9%		16.0%	12.9%
Common shareholders’ equity to assets ratio	13.4%	12.5%		14.2%		13.4%	14.2%
Tangible common equity to tangible assets ratio – Non-GAAP (b)	4.8%	4.2%		4.6%		4.8%	4.6%

2    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Return on average assets (annualized) (a)	0.52%	0.68%	0.63%	0.60%	1.07%

Selected average balances
Interest-earning assets (h)	$157,265	$167,427	$142,032	$162,318	$142,447
Total assets	$208,533	$220,119	$195,997	$214,294	$198,394
Interest-bearing deposits (h)	$98,896	$101,983	$93,932	$100,430	$92,969
Noninterest-bearing deposits (h)	$32,852	$43,051	$24,300	$37,924	$25,013
Total shareholders’ equity	$28,934	$27,978	$28,507	$28,458	$29,029

Other
Employees	41,800	41,700	42,700	41,800	42,700
Dividends per common share	$0.09	$0.24	$0.24	$0.33	$0.48
Dividend yield (annualized)	1.2%	3.4%	2.5%	2.3%	2.5%
Closing common stock price per common share	$29.31	$28.25	$37.83	$29.31	$37.83
Market capitalization	$35,255	$32,585	$43,356	$35,255	$43,356

Book value per common share	$22.68	$22.03	$24.93	$22.68	$24.93

Tangible book value per common share – Non-GAAP (b)	$6.60	$5.48	$7.19	$6.60	$7.19
Period end common shares outstanding (in thousands)	1,202,828	1,153,450	1,146,070	1,202,828	1,146,070

(a)

Return on common equity on a net income basis was 2.7% for the second quarter of 2009, 5.2% for the first quarter of 2009, 4.4% for the second quarter of 2008, 3.9% for the first six months of 2009 and 7.3% for the first six months of 2008. Return on average assets on a net income basis was 0.34% for the second quarter of 2009, 0.59% for the first quarter of 2009, 0.63% for the second quarter of 2008, 0.47% for the first six months of 2009 and 1.07% for the first six months of 2008. Return on average assets was calculated on a continuing operations basis even though the prior period balance sheets, in accordance with GAAP, have not been restated for discontinued operations.

(b)	See Supplemental Information beginning on page 59 for a calculation of these ratios.
(c)

Excluding the SILO charge, the percent of non-U.S. fee and net interest revenue was 33% for both the quarter and six months ended June 30, 2008, respectively, and the net interest margin was 2.17% and 2.13% for the quarter and six months ended June 30, 2008, respectively.

(d)	Prior period calculated on a continuing operations basis, even though the balance sheet, in accordance with GAAP, is not restated for discontinued operations.
(e)	Represents the securities on loan, both cash and non-cash, managed by the Asset Servicing segment.
(f)	Includes discontinued operations.
(g)	The Tier 1 capital ratio, excluding the TARP preferred stock, was 11.2% at March 31, 2009.
(h)	Excludes the impact of discontinued operations.

The Bank of New York Mellon Corporation    3

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

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. The Company believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of the Company to enhance revenues and limit expenses in circumstances where such matters are within the Company’s control. The excluded items in general relate to situations where accounting/regulatory requirements require charges unrelated to operational initiatives. We also present certain amounts on a fully taxable equivalent (FTE) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. See the Supplemental information – Explanation of Non-GAAP financial measures beginning on page 59 for a reconciliation of amounts presented in accordance with GAAP to adjusted Non-GAAP amounts.

In the first quarter of 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 115-2 and FASB 124-2 (“SFAS 115-2”) (ASC 320-10) “Recognition and Presentation of

Other-Than-Temporary Impairments” and FASB Staff Position No. 157-4 (“SFAS 157-4”) (ASC 820-10), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The impact of adopting SFAS 115-2 (ASC 320-10) and SFAS 157-4 (ASC 820-10) is discussed in Critical Accounting Estimates and Notes 5 and 16 to the Notes to Consolidated Financial Statements.

Overview

The Bank of New York Mellon Corporation (NYSE symbol: BK) is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, endowments and foundations and high-net-worth individuals. At June 30, 2009, we had $20.7 trillion in assets under custody and administration, $926 billion in assets under management, serviced $11.8 trillion in outstanding debt and, on average, processed $1.8 trillion global payments per day.

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

4    The Bank of New York Mellon Corporation

companies for each of our businesses); an increasing percentage of revenue and income derived from outside the U.S.; successful integration of acquisitions; competitive margins and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted minimum ratio of Tier 1 capital to risk-weighted assets of 10%.

Second quarter 2009 events

Repurchased preferred stock and warrant related to TARP

In June 2009, the Company repurchased the 3 million shares of its Series B preferred stock issued to the U.S. Treasury in October 2008 as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The Company paid the U.S. Treasury $3.0 billion, which reflects the liquidation value of the preferred stock.

The Company recorded an after-tax redemption charge of $196.5 million in the second quarter of 2009 related to the repurchase of the preferred stock issued to the Treasury as part of TARP. During the second quarter, the Company also recorded $39.8 million for the final dividend/accretion on the Series B preferred stock. The repurchase premium and preferred stock dividends/accretion reduced earnings per common share by $0.23 in the second quarter of 2009.

On Aug. 5, 2009, the Company repurchased the warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program. The repurchase price was $136 million.

Common stock and senior debt offerings

In the second quarter of 2009, the Company issued 48 million common shares, at a weighted-average price of $28.75 per common share, for a total of $1.4 billion. In addition to the common stock offering, the Company issued $1.5 billion of non-guaranteed senior debt comprised of $1.0 billion of 5-year notes and $500 million of 10-year notes. The proceeds from the equity and debt offerings were used for general corporate purposes, which included funding the repurchase of the preferred stock related to TARP.

Regulatory stress test

On May 7, 2009, the regulators released the results of the stress test administered under the Supervisory Capital Assessment Program conducted during the first quarter of 2009. The results concluded that the Company was not required to raise additional capital, and under the test’s adverse scenario our capital ratios strengthened further.

Special FDIC assessment on insured depository institutions

In the second quarter of 2009, the Company recorded a special emergency deposit assessment of 5 basis points on each FDIC-insured depository institution’s total assets, minus its Tier 1 capital, as of June 30, 2009 subject to a cap of 10 basis points of average assessable domestic deposits for the second quarter of 2009. The special assessment resulted in a charge of $61 million (pre-tax), or $0.03 per common share and was recorded as other expense. The special assessment will be used by the FDIC to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system.

Discontinued operations

In July 2009, we announced an agreement to sell Mellon United National Bank (“MUNB”) located in Florida. As a result, we adopted discontinued operations accounting for MUNB. This business no longer fits our strategic focus on our asset management and securities servicing businesses. The business was formerly included in the Other segment. The transaction is subject to regulatory approvals and is expected to close by the first quarter of 2010.

The income statements for all periods in this Form 10-Q have been restated to reflect the discontinued operations treatment of MUNB. The restatement resulted in a reduction to previously reported levels of net interest revenue and the net interest margin; a slight reduction in both treasury services and other fee revenue; a reduction in the provision for credit losses; a reduction in noninterest expense; and a change in continuing earnings per share.

The Bank of New York Mellon Corporation    5

Highlights of second quarter 2009 results

We reported continuing net income applicable to the common shareholders of The Bank of New York Mellon Corporation of $267 million and diluted earnings per common share of $0.23 in the second quarter of 2009, compared with $303 million, or diluted earnings per common share of $0.26, in the second quarter of 2008 and $363 million, or diluted earnings per common share of $0.31, in the first quarter of 2009.

Net income applicable to common shareholders, including discontinued operations, totaled $176 million, or $0.15 per diluted common share, in the second quarter of 2009, compared with $309 million, or $0.27 per diluted common share, in the second quarter of 2008 and $322 million, or $0.28 per diluted common share, in the first quarter of 2009.

Results for the second quarter of 2009 reflect the following:

•

Investment write-downs of $256 million (pre-tax), or $0.14 per diluted common share primarily reflecting continued deterioration in the credit quality of residential mortgage-backed securities. (See Consolidated balance sheet review beginning on page 41);

•

An after-tax redemption charge of $196.5 million related to the repurchase of the Series B preferred stock issued to the U.S. Treasury as part of the TARP Capital Purchase Program and $39.8 million for the final dividend/accretion on the Series B preferred stock. These items decreased earnings per share by $0.23 per diluted common share in the second quarter of 2009;

•	The special assessment imposed by the FDIC of $61 million (pre-tax), or $0.03 per diluted common share (See Noninterest expense beginning on page 16);
•	Merger and integration (“M&I”) expenses of $59 million (pre-tax), or $0.03 per diluted common share. (See Noninterest expense beginning on page 16); and
•

Tax benefits of $134 million, or $0.11 per diluted common share, primarily attributable to the final LILO/SILO tax settlement at an amount lower than originally recorded. (See Income taxes on page 17).

Highlights for the second quarter of 2009 include:

•

Assets under custody and administration totaled $20.7 trillion at June 30, 2009 compared with $23.0 trillion at June 30, 2008 and $19.5 trillion at March 31, 2009. The year-over-year decrease reflects the impact of new business converted which was more than offset by lower market values, while the sequential increase primarily reflects the impact of new business converted and higher market values. (See the Institutional Services sector beginning on page 27).

•

Assets under management totaled $926 billion at June 30, 2009 compared with $1.1 trillion at June 30, 2008 and $881 billion at March 31, 2009. The year-over-year decrease reflects the impact of market depreciation and net outflows, while the sequential increase primarily reflects the impact of market appreciation offset in part by long-term outflows. (See the Asset and Wealth Management sector beginning on page 22).

•	Securities lending assets stabilized at $290 billion at June 30, 2009 compared with $293 billion at March 31, 2009 and $588 billion at June 30, 2008. (See Asset Servicing beginning on page 28).
•

Securities servicing revenue totaled $1.293 billion compared with $1.581 billion in the second quarter of 2008. Continued strong new business wins in our securities servicing businesses were more than offset by the impact of lower volumes and spreads associated with securities lending in asset servicing, lower market values and lower levels of fixed income issuances globally. Securities lending fee revenue totaled $97 million in the second quarter of 2009 compared with $202 million in the second quarter of 2008. (See the Institutional Services sector beginning on page 27).

•

Asset and wealth management fees, including performance fees, totaled $637 million in the second quarter of 2009 compared with $860 million in the second quarter of 2008. The decrease reflects the global weakness in market values partially offset by higher performance fees. (See the Asset Management and Wealth Management segments beginning on page 24).

•

Foreign exchange and other trading activities revenue totaled $237 million in the second quarter of 2009 compared with $308 million in the second quarter of 2008. The decrease reflects lower trading revenue primarily due to the lower valuation of credit derivatives used to

6    The Bank of New York Mellon Corporation

hedge the loan portfolio, lower capital markets related fees, as well as lower foreign exchange revenue driven by lower volumes. (See Fee and other revenue beginning on page 9).
•

Net interest revenue totaled $700 million in the second quarter of 2009 compared with $388 million in the second quarter of 2008. The increase primarily reflects the SILO charge recorded in the second quarter of 2008. (See Net interest revenue beginning on page 12).

•

The provision for credit losses was $61 million in the second quarter of 2009 compared with $13 million in the second quarter of 2008. The increase primarily reflects continued deterioration in certain industry sectors. (See Asset quality and allowance for credit losses beginning on page 47).

•

Noninterest expense totaled $2.4 billion in the second quarter of 2009 compared with $2.7 billion in the second quarter of 2008. The decrease reflects lower staff expense, including lower incentives, as well as continued strong overall expense control. (See Noninterest expense beginning on page 16).

•

The unrealized net of tax loss on our available-for-sale securities portfolio was $4.4 billion at June 30, 2009. The unrealized net of tax loss was $4.5 billion at March 31, 2009 and $1.8 billion at June 30, 2008. (See Consolidated balance sheet review beginning on page 41).

•

The Tier 1 capital ratio was 12.5% at June 30, 2009 compared with 13.8% at March 31, 2009 and 9.3 % at June 30, 2008. Excluding the Series B preferred stock, the Tier 1 capital ratio was 11.2% at March 31, 2009. The increase in the Tier 1 capital ratio year-over-year primarily reflects the common stock issuance in the second quarter of 2009 and earnings retention. (See Capital beginning on page 54).

Impact of the current market environment on our business

The following section discusses the impact of the current market environment on the Company’s operations.

Impact on our business

Our Asset and Wealth Management businesses have been negatively impacted by global weakness in market values. The S&P 500 and the MSCI EAFE indices declined 28% and 34%, respectively, from

June 30, 2008, resulting in lower asset and wealth management fee revenue, and impacting performance fees and investment income related to seed capital investments.

Foreign exchange (“FX”) revenues returned to more normalized levels in the first half of 2009 from the record levels experienced in the fourth quarter of 2008, reflecting lower customer volumes and spreads.

Results in our securities lending business continue to be impacted by lower market valuations and spreads, as well as overall de-leveraging in the financial markets compared with 2008.

Market conditions continue to drive a lower volume of fixed income securities issuances globally, which has adversely impacted our Corporate Trust business.

The current low interest rate environment continues to adversely impact our net interest revenue and corresponding net interest margin and money market mutual fund related fees.

However, the market environment has also resulted in new opportunities for the Company, primarily through our Global Corporate Trust and Asset Servicing businesses. Among other things, these businesses continue to play a role in supporting governments’ stabilization efforts in North America and Europe to bring liquidity back to the financial markets.

Securities write-downs

The Company adopted SFAS 115-2 (ASC 320-10) and SFAS 157-4 (ASC 820-10) effective Jan. 1, 2009. Adopting these staff positions impacted both impairment charges and the unrealized loss on the securities portfolio. The continued disruption in the fixed income securities market has resulted in additional impairment charges. In the second quarter of 2009, we recorded write-downs of $256 million (pre-tax) reflecting the continued deterioration in credit quality of residential mortgage-backed securities. The unrealized loss on the securities portfolio was $4.4 billion at June 30, 2009, compared with $4.5 billion at March 31, 2009. The improvement in the net of tax loss on our securities portfolio reflects the tightening of spreads, partially offset by higher interest rates. See the Investment

The Bank of New York Mellon Corporation    7

securities discussion in Consolidated balance sheet review for additional information.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). This program, as amended by interim rules adopted in February and March 2009:

•

Guarantees certain types of senior unsecured debt issued by participating U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and Oct. 31, 2009, including promissory notes, commercial paper and any unsecured portion of senior debt. Prepayment of debt not guaranteed by the FDIC and replacement with FDIC-guaranteed debt is not permitted. The amount of debt covered by the guarantee may not exceed 125% of the par value of the issuing entity’s senior unsecured debt, excluding debt extended to affiliates or institution-affiliated parties, outstanding as of Sept. 30, 2008, that is scheduled to mature before June 30, 2009. In the first quarter of 2009, the Company issued approximately $600 million of

FDIC-guaranteed debt under this program, which was the maximum amount of the debt permissible for it under the TLGP. The Company is obligated to pay to the FDIC an assessment fee at a rate of 100 basis points per annum on the aggregate principal amount of its FDIC-guaranteed debt.

•

Provides full FDIC deposit insurance coverage for funds held by participating FDIC-insured depository institutions in noninterest-bearing transaction deposit accounts (“IDI”) until Dec. 31, 2009. For such accounts, a 10 basis point surcharge on the depository institution’s current assessment rate will be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. In the second quarter of 2009, the FDIC proposed an extension of this program until June 30, 2010. IDIs currently participating in the program would be given a one-time opportunity to opt-out of the program. IDIs that continue to participate in the program would be subject to increased fees (25 basis points versus the current 10 basis points). At June 30, 2009, $29 billion of deposits with us were covered by the FDIC’s TLGP.

8    The Bank of New York Mellon Corporation

Fee and other revenue

Fee and other revenue				2Q09 vs.		Year-to-date		YTD09 vs.
(dollars in millions unless otherwise noted)	2Q09	1Q09	2Q08	1Q09	2Q08	2009	2008	YTD08
Securities servicing fees:
Asset servicing (a)(b)	$671	$609	$873	10%	(23)%	$1,280	$1,776	(28)%
Issuer services	372	364	444	2	(16)	736	820	(10)
Clearing services	250	253	264	(1)	(5)	503	527	(5)
Total securities servicing fees	1,293	1,226	1,581	5	(18)	2,519	3,123	(19)
Asset and wealth management fees	637	616	860	3	(26)	1,253	1,722	(27)
Foreign exchange and other trading activities	237	307	308	(23)	(23)	544	567	(4)
Treasury services	132	125	129	6	2	257	253	2
Distribution and servicing	107	111	110	(4)	(3)	218	208	5
Financing-related fees	54	48	51	13	6	102	98	4
Investment income	44	(17)	74	N/M	(41)	27	115	(77)
Other	9	15	28	(40)	(68)	24	110	(78)
Total fee revenue (non-FTE)	$2,513	$2,431	$3,141	3%	(20)%	$4,944	$6,196	(20)%
Net securities gains (losses)	(256)	(295)	(152)	N/M	N/M	(551)	(225)	N/M
Total fee and other revenue (non-FTE)	$2,257	$2,136	$2,989	6%	(24)%	$4,393	$5,971	(26)%
Fee and other revenue as a percentage of total revenue (FTE) (c)	76%	73%	88%			75%	84%
Market value of AUM at period end (in billions)	$926	$881	$1,113	5%	(17)%	$926	$1,113	(17)%
Market value of AUC or administration at period end (in trillions)	$20.7	$19.5	$23.0	6%	(10)%	$20.7	$23.0	(10)%

(a)

Includes securities lending revenue of $97 million in the second quarter of 2009, $90 million in the first quarter of 2009, $202 million in the second quarter of 2008, $187 million in the first six months of 2009 and $447 million in the first six months of 2008.

(b)

In the second quarter of 2009, global custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $- million in the first quarter of 2009, $10 million in the second quarter of 2008 and $14 million in the first six months of 2008.

(c)

Excluding investment write-downs and the second quarter 2008 SILO charge, fee and other revenue as a percentage of total revenue (FTE) was 78% in the second quarter of 2009, 76% in the first quarter of 2009, 80% in the second quarter of 2008, 77% in the first six months of 2009 and 80% in the first six months of 2008.

N/M	– Not meaningful.

Fee revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue decreased 20% versus the year-ago quarter primarily due to decreases in asset and wealth management fees, asset servicing fees and foreign exchange and other trading activities. Sequentially, fee revenue increased 3% (unannualized) reflecting higher asset servicing fees, investment income, asset and wealth management fees, and treasury services fees, partially offset by a decrease in foreign exchange and other trading activities.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the second quarter of 2008 and first quarter of 2009:

•

Asset servicing fees – Year-over-year results reflect the impact of continued strong new business wins which were more than offset by lower securities lending revenue and lower market values. The sequential increase primarily reflects the impact of new business, higher transaction volumes, higher market values and securities lending seasonality.
•

Issuer services fees – The decrease compared with the second quarter of 2008 reflects lower Depositary Receipts revenue due to a decline in transaction fees and lower Corporate Trust fees due to a lower level of fixed income issuances globally and lower money market fees, partially offset by new business. The increase sequentially primarily reflects new business and seasonality related to shareowner services revenue, partially offset by a lower level of corporate actions in Depositary Receipts.

•

Clearing services fees –Year-over-year results reflect higher trading volumes which were more than offset by lower money market related fees and lower asset valuations. The linked quarter decline was driven by lower money market related fees.

The Bank of New York Mellon Corporation    9

See the Institutional Services sector in Business segments review for additional details.

Asset and wealth management fees

Asset and wealth management fees, including performance fees, decreased from the second quarter of 2008, reflecting global weakness in market values, partially offset by higher performance fees. The sequential increase reflects improved market values and higher performance fees. Both periods were impacted by lower fees related to money market and alternative asset classes.

Total AUM for the Asset and Wealth Management sector were $926 billion at June 30, 2009 compared with $881 billion at March 31, 2009 and $1.1 trillion at June 30, 2008. The decrease compared with June 30, 2008 resulted from market depreciation as well as long-term outflows, including an outflow of $14 billion related to the termination of a unique and very low fee relationship (less than 1 basis point annually). The increase compared with March 31, 2009 resulted from market appreciation, partially offset by long-term outflows, including the previously discussed termination. The S&P 500 Index was 919 at June 30, 2009 compared with 798 at March 31, 2009 (a 15% increase) and 1280 at June 30, 2008 (a 28% decrease).

See the Asset and Wealth Management sector in Business segments review for additional details regarding the drivers of asset and wealth management fees.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing segment, decreased 23% compared with the second quarter of 2008, and 23% (unannualized) compared with the first quarter of 2009. The decrease compared with both periods reflects lower trading revenue primarily due to the lower valuation of credit derivatives used to hedge the loan portfolio. The year-over-year comparison also reflects lower foreign exchange revenue driven by lower volumes, partially offset by higher volatility, while sequentially, higher foreign exchange revenue was driven by higher volumes.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $3 million compared with the second quarter of 2008 and increased $7 million compared with the first quarter of 2009. The increases were driven by higher global payment fees.

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

Distribution and servicing fee revenue decreased $3 million compared with the second quarter of 2008 and $4 million compared with the first quarter of 2009. These decreases primarily reflect higher redemptions in prior periods. The impact of these fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees increased $3 million compared with the second quarter of 2008 and $6 million sequentially. The increase sequentially reflected higher fees on capital market products.

10    The Bank of New York Mellon Corporation

Investment income

Investment income				Year-to-date
(in millions)	2Q09	1Q09	2Q08	2009	2008
Corporate/bank-owned life insurance	$31	$41	$39	$72	$74
Lease residual gains (losses)	(10)	26	12	16	13
Seed capital gains (losses)	19	(10)	3	9	(16)
Private equity gains (losses)	(9)	(20)	3	(29)	10
Equity investment income (loss)	13	(54)	17	(41)	34
Total investment income	$44	$(17)	$74	$27	$115

Investment income, which is primarily reported in the Other and Asset Management segments, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments and equity investment revenue. The decrease compared with the second quarter of 2008 primarily reflects losses on leases of $10 million in the second quarter of 2009 compared with gains of $12 million in the second quarter of 2008. The decrease from the second quarter of 2008 also reflects a loss on private equity investments of $9 million in the second quarter of 2009 compared with revenue of $3 million in the second quarter of 2008, partially offset by higher seed capital gains. The increase compared to the first quarter of 2009 primarily related to the write-down of certain equity investments in the first quarter of 2009 and higher seed capital gains in the first quarter of 2009, partially offset by losses on leases in the second quarter of 2009.

Other revenue

Other revenue				Year-to-date
(in millions)	2Q09	1Q09	2Q08	2009	2008
Asset-related gains (losses)	$16	$6	$13	$22	$59
Expense reimbursements from joint ventures	7	8	8	15	12
Other income (loss)	(14)	1	7	(13)	39
Total other revenue	$9	$15	$28	$24	$110

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

Net securities gains (losses)

Net securities portfolio losses totaled $256 million in the second quarter of 2009, compared with losses of $152 million in the second quarter of 2008 and losses of $295 million in the first quarter of 2009.

The following table details securities write-downs by type of security. These write-downs primarily reflect continued deterioration in the credit quality of residential mortgage-backed securities. See Consolidated balance sheet review for further information on the investment portfolio.

As a result of adopting SFAS 115-2 (ASC 320-10), securities write-downs in the second and first quarters of 2009 primarily reflect credit related losses. Securities write-downs in the second quarter of 2008 reflect mark-to-market (both credit and non-credit) impairment write-downs.

Net securities losses (impairment charges)					Year-to-date
(in millions)	2Q09	1Q09		2Q08	2009		2008
Alt-A RMBS	$114	$125		$72	$239		$72
European floating rate notes	66	4		-	70		-
Credit cards	26	2		-	28		-
Prime RMBS	9	3		-	12		-
Home equity lines of credit	4	18		30	22		58
Subprime RMBS	1	-		-	1		-
Other	36	143	(a)	50	179	(a)	95
Total net securities losses (impairment charges)	$256	$295		$152	$551		$225

(a)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

Year-to-date 2009 compared with year-to-date 2008

Fee and other revenue for the first six months of 2009 totaled $4.4 billion, a 26% decrease compared with the first six months of 2008. The decrease primarily reflects decreases in asset servicing fees, asset and wealth management fees, investment income, other revenue and higher securities write-downs.

The decrease in asset servicing fees primarily reflects lower securities lending revenue, lower market values and transaction volumes. The decrease in asset and wealth management fees reflects the global weakness in market values. The decrease in investment income primarily reflects the write-down of certain equity investments recorded in the first quarter of 2009. The decrease in other

The Bank of New York Mellon Corporation    11

revenue reflects the $42 million gain related to the initial public offering of VISA recorded in the first six months of 2008. The increase in securities write-downs primarily reflects the continued deterioration in the credit quality of residential mortgage-backed securities.

Net interest revenue

Net interest revenue				2Q09 vs.				Year-to-date		YTD09 vs.
(dollars in millions)	2Q09	1Q09	2Q08	2Q08		1Q09		2009	2008	YTD08
Net interest revenue (non-FTE)	$700	$775	$388	80%		(10)%		$1,475	$1,131	30%
Tax equivalent adjustment	4	4	4	N/M		N/M		8	10	N/M
Net interest revenue (FTE)	704	779	392	80		(10)		1,483	1,141	30%
SILO charge	-	-	377	N/M		N/M		-	377	N/M
Net interest revenue excluding SILO charge (FTE) – non-GAAP	$704	$779	$769	(8)%		(10)%		$1,483	$1,518	(2)%
Average interest earning assets	$157,265	$167,427	$142,032	11%		(6)%		$162,318	$142,447	14%
Net interest margin (FTE)	1.80%	1.87%	1.11%	69 bps		(7	) bps	1.84%	1.61%	23 bps
Net interest margin excluding SILO charge (FTE) – non-GAAP	1.80	1.87	2.17	(37	) bps	(7	) bps	1.84	2.13	(29	) bps
N/M	– Not meaningful.
bps –	basis points.

Net interest revenue on an FTE basis totaled $704 million in the second quarter of 2009 compared with $392 million in the second quarter of 2008, which included a $377 million charge related to SILOs, and $779 million in the first quarter of 2009. The net interest margin was 1.80% in the second quarter of 2009, compared with 1.11% in the second quarter of 2008 and 1.87% in the first quarter of 2009. Net interest revenue and the related margin continued to be influenced by historically low interest rates, the return of the balance sheet to expected levels and our strategy to reinvest in high quality, longer duration assets.

The increase in net interest revenue compared with the second quarter of 2008 principally reflects the SILO charge recorded in the second quarter of 2008. Excluding the SILO charge, the decrease compared with the second quarter of 2008 reflects a decline in the value of interest free balances, offset in part by an increase in interest-earning assets. The decrease in net interest revenue compared with the first quarter of 2009 primarily reflects a decline in average interest earning assets resulting from a continued roll-off of deposits taken in from customers that sought a safe haven during the credit crisis, coupled with a decrease in the value and volume of interest free funds.

Average interest-earning assets were $157 billion in the second quarter of 2009 compared with $142 billion in the second quarter of 2008 and $167 billion in the first quarter of 2009. The increase compared with the second quarter of 2008 was primarily driven by client cash that sought a safe haven during the credit crisis. The decrease from the first quarter of 2009 reflects continued roll-off of deposits taken in during the credit crisis.

The net interest margin increased 69 basis points in the second quarter of 2009 compared with the second quarter of 2008 primarily due to the SILO charge. Excluding the SILO charge, the net interest margin in the second quarter of 2008 was 2.17%. The decrease of 37 basis points compared with the second quarter of 2008, excluding the SILO charge, was primarily due to lower spreads and a decline in the value of interest free balances. Sequentially, the net interest margin stabilized as a result of our decision to reduce cash held at the central banks and invest in securities issued by government-sponsored and guaranteed entities with a duration of approximately 2-4 years.

Average cash and interbank investments comprised 42% of average interest-earning assets in the second

12    The Bank of New York Mellon Corporation

quarter of 2009 compared with 50% in the first quarter of 2009.

Year-to-date 2009 compared with year-to-date 2008

Net interest revenue on an FTE basis totaled $1.5 billion in the first six months of 2009, an increase of 30% compared with $1.1 billion in the first six months of 2008. The increase primarily related to the second quarter 2008 SILO charge. Excluding the SILO charge, net interest revenue decreased 2% in the first six months of 2009 compared with the first six months of 2008. The net interest margin was 1.84% in the first six months of 2009 and 1.61% in the first six months of 2008. The increase in the net interest margin was primarily due to the SILO charge. Excluding the SILO charge, the net interest margin was 2.13% in the first six months of 2008. The decreases in net interest revenue and the net interest margin compared with the first half of 2008, excluding the SILO charge, were primarily due to the factors mentioned above.

The Bank of New York Mellon Corporation    13

Average balances and interest rates (a)

Average balances and interest rates	Quarter ended

	June 30, 2009		March 31, 2009		June 30, 2008
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$56,917	1.18%	$56,505	1.56%	$43,361	3.82%
Interest-bearing deposits held at the Federal Reserve and other central banks	6,338	0.37	23,192	0.37	-	-
Other short-term investments – U.S. government-backed commercial paper	-	-	1,269	3.15	-	-
Federal funds sold and securities under resale agreements	2,899	1.29	2,310	0.81	6,736	2.21
Margin loans	4,134	1.62	4,219	1.63	5,802	3.36
Non-margin loans:
Domestic offices	20,740	3.18	21,630	2.91	26,550	(1.97	) (b)
Foreign offices	12,155	2.21	13,109	2.56	13,281	3.97

Total non-margin loans	32,895	2.82	34,739	2.78	39,831	0.01	(b)
Securities:
U.S. government obligations	1,679	1.67	787	2.50	542	3.08
U.S. government agency obligations	14,748	3.74	12,063	3.71	10,433	4.29
Obligations of states and political subdivisions	710	6.92	767	6.71	654	5.74
Other securities	34,766	2.85	29,848	4.47	32,755	5.22
Trading securities	2,179	2.50	1,728	2.86	1,918	3.74

Total securities	54,082	3.10	45,193	4.22	46,302	4.93

Total interest-earning assets	157,265	2.16	167,427	2.37	142,032	3.02	(b)
Allowance for loan losses	(426)		(378)		(295)
Cash and due from banks	3,412		4,824		5,356
Other assets	45,975		45,880		46,504
Assets of discontinued operations	2,307		2,366		2,400
Total assets	$208,533		$220,119		$195,997
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$19,037	0.10%	$18,563	0.10%	$12,869	0.98%
Savings	1,070	0.44	1,165	0.61	971	1.50
Certificates of deposit of $100,000 & over	942	1.00	1,479	1.11	2,116	2.60
Other time deposits	4,190	0.48	5,574	0.55	6,335	1.88
Foreign offices	73,657	0.14	75,202	0.31	71,641	2.22

Total interest-bearing deposits	98,896	0.16	101,983	0.30	93,932	2.03
Federal funds purchased and securities sold under repurchase agreements	2,485	(0.46)	1,839	0.09	3,791	1.02
Other borrowed funds	2,756	1.04	3,785	1.57	2,840	3.21
Borrowings from Federal Reserve related to ABCP	-	-	1,269	2.25	-	-
Payables to customers and broker-dealers	4,901	0.13	3,797	0.20	5,550	1.32
Long-term debt	16,793	2.35	15,493	2.72	16,841	3.58

Total interest-bearing liabilities	125,831	0.46	128,166	0.64	122,954	2.21
Total noninterest-bearing deposits	32,852		43,051		24,300
Other liabilities	18,578		18,523		17,707
Liabilities of discontinued operations	2,307		2,366		2,400
Total liabilities	179,568		192,106		167,361
Total shareholders’ equity	28,934		27,978		28,507
Noncontrolling interest	31		35		129
Total equity	28,965		28,013		28,636
Total liabilities and equity	$208,533		$220,119		$195,997
Net interest margin – Taxable equivalent basis		1.80%		1.87%		1.11	% (b)

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)

Second quarter of 2008 includes the impact of the SILO charge. Excluding this charge, the domestic offices’ non-margin loan rate would have been 3.71%, the total non-margin loan rate would have been 3.80% , the interest-earning assets rate would have been 4.08% and the net interest margin would have been 2.17% for the second quarter of 2008.

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

14    The Bank of New York Mellon Corporation

Average balances and interest rates (a)

Average balances and interest rates	Year-to-date

	2009		2008
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$56,711	1.37%	$41,010	4.04%
Interest-bearing deposits held at the Federal Reserve and other central banks	14,719	0.37	-	-
Other short-term investments – U.S. government-backed commercial paper	631	3.15	-	-
Federal funds sold and securities under resale agreements	2,606	1.08	7,463	2.73
Margin loans	4,177	1.62	5,529	3.89
Non-margin loans:
Domestic offices	21,183	3.04	27,569	1.31	(b)
Foreign offices	12,629	2.39	13,230	4.28

Total non-margin loans	33,812	2.80	40,799	2.28	(b)
Securities:
U.S. government obligations	1,236	1.93	469	3.27
U.S. government agency obligations	13,413	3.74	10,523	4.52
Obligations of states and political subdivisions	738	6.81	667	6.71
Other securities	32,320	3.59	34,298	5.24
Trading securities	1,955	2.66	1,689	4.44

Total securities	49,662	3.61	47,646	5.06

Total interest-earning assets	162,318	2.27	142,447	3.80	(b)
Allowance for loan losses	(402)		(296)
Cash and due from banks	4,114		5,573
Other assets	45,928		48,144
Assets of discontinued operations	2,336		2,526
Total assets	$214,294		$198,394
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$18,802	0.10%	$12,723	1.32%
Savings	1,117	0.53	937	1.69
Certificates of deposit of $100,000 & over	1,208	1.07	2,215	3.28
Other time deposits	4,878	0.52	7,318	2.20
Foreign offices	74,425	0.23	69,776	2.53

Total interest-bearing deposits	100,430	0.23	92,969	2.35
Federal funds purchased and securities sold under repurchase agreements	2,164	(0.23)	3,965	1.60
Other borrowed funds	3,268	1.34	3,091	3.36
Borrowings from Federal Reserve related to ABCP	631	2.25	-	-
Payables to customers and broker-dealers	4,352	0.16	5,247	1.61
Long-term debt	16,147	2.52	16,983	4.08

Total interest-bearing liabilities	126,992	0.55	122,255	2.55
Total noninterest-bearing deposits	37,924		25,013
Other liabilities	18,551		19,438
Liabilities of discontinued operations	2,336		2,526
Total liabilities	185,803		169,232
Total shareholders’ equity	28,458		29,029
Noncontrolling interest	33		133
Total equity	28,491		29,162
Total liabilities and equity	$214,294		$198,394
Net interest margin – taxable equivalent basis		1.84%		1.61	% (b)

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)

Year-to-date 2008 includes the impact of the SILO charge. Excluding this charge, the domestic offices’ non-margin loan rate would have been 4.05%, the total non-margin loan rate would have been 4.12%, the interest-earning assets rate would have been 4.33% and the net interest margin would have been 2.13% for the first half of 2008.

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation    15

Noninterest expense

Noninterest expense
				2Q09 vs.		Year-to-date		YTD09 vs. YTD08
(dollars in millions)	2Q09	1Q09	2Q08	1Q09	2Q08	2009	2008
Staff:
Compensation (a)	$740	$732	$818	1%	(10)%	$1,472	$1,621	(9)%
Incentives	241	247	385	(2)	(37)	488	750	(35)
Employee benefits	172	190	200	(9)	(14)	362	390	(7)
Total staff	1,153	1,169	1,403	(1)	(18)	2,322	2,761	(16)
Professional, legal and other purchased services (a)	237	237	259	-	(8)	474	497	(5)
Net occupancy	142	139	138	2	3	281	266	6
Distribution and servicing	106	107	131	(1)	(19)	213	261	(18)
Software	93	81	88	15	6	174	167	4
Sub-custodian and clearing (b)	91	66	93	38	(2)	157	167	(6)
Furniture and equipment	76	77	78	(1)	(3)	153	157	(3)
Business development	49	44	75	11	(35)	93	140	(34)
Other	208	185	206	12	1	393	412	(5)
Subtotal	2,155	2,105	2,471	2	(13)	4,260	4,828	(12)
FDIC special assessment	61	-	-	N/M	N/M	61	-	N/M
Amortization of intangible assets	108	107	123	1	(12)	215	242	(11)
Merger and integration expenses:
The Bank of New York Mellon Corporation	59	68	146	(13)	(60)	127	267	(52)
Acquired Corporate Trust Business	-	-	3	N/M	N/M	-	8	N/M
Total noninterest expense	$2,383	$2,280	$2,743	5%	(13)%	$4,663	$5,345	(13)%
Total staff expense as a percent of total revenue (FTE)	39%	40%	41%			39%	39%
Employees at period end	41,800	41,700	42,700	-	(2)%	41,800	42,700	(2)%

(a) In the second quarter of 2009, certain temporary/consulting expenses were reclassified from professional, legal and other purchased services to staff expense. This reclassification totaled $24 million in the first quarter of 2009, $19 million in the second quarter of 2008 and $32 million in the first six months of 2008.

(b) In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $- million in the first quarter of 2009, $10 million in the second quarter of 2008 and $14 million in the first six months of 2008.

N/M—Not meaningful.

Total noninterest expense decreased $360 million compared with the second quarter of 2008 and increased $103 million compared with the first quarter of 2009. The year-over-year decrease reflects strong overall expense control. The sequential increase reflects lower staff expense which was more than offset by higher sub-custodian and clearing expenses, software expenses and a reserve for remediation of withholding tax documentation.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised approximately 54% of total noninterest expense, excluding the FDIC special assessment, intangible amortization and M&I expenses.

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

16    The Bank of New York Mellon Corporation

The decrease in staff expense compared with the second quarter of 2008 was driven by lower compensation, incentives and employee benefits and the continuing effect of merger-related synergies. The decrease sequentially resulted from lower employee benefits and incentive expenses partially offset by higher compensation expense.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense excluding the FDIC special assessment, intangible amortization and M&I expenses totaled $1.0 billion in the second quarter of 2009 compared with $1.1 billion in the second quarter of 2008 and $936 million in the first quarter of 2009.

The decrease in non-staff expense compared with the second quarter of 2008 primarily reflects decreases in distribution and servicing, business development and professional, legal and other purchased services expenses. The increase in non-staff expense sequentially reflects higher sub-custodian and clearing expenses, software expenses and a reserve for the remediation of withholding tax documentation.

In the second quarter of 2009, we incurred $59 million of M&I expenses related to the merger with Mellon Financial Corporation, comprised of the following:

•	Integration/conversion costs—including consulting, system conversions and staff ($42 million);
•	Personnel related—including severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($13 million); and
•	One-time costs—including facilities related costs, asset write-offs, vendor contract modifications, rebranding and net gain (loss) on disposals ($4 million).

Year-to-date 2009 compared with year-to-date 2008

Noninterest expense in the first six months of 2009 decreased $682 million, or 13%, compared with the first six months of 2008. The decrease primarily reflects declines in staff expense, distribution and servicing expense and business development expense driven by strong expense management in response to the operating environment and the continued impact of merger-related synergies. These decreases were partially offset by higher net occupancy and software expenses.

Income taxes

The effective tax rate for the second quarter of 2009 was 2.2% on a continuing operation basis compared with 50.3% in the second quarter of 2008 and 28.2% in the first quarter of 2009. In the second quarter of 2009, the Company recognized $134 million, or $0.11 per common share of tax benefits primarily attributable to the final LILO/SILO tax settlement agreement at an amount less than originally recorded. Results for the second quarter of 2009 included the FDIC special assessment, M&I expenses and investment write-downs. Excluding the impact of these items as well as the tax benefit, the effective tax rate was 32.4% in the second quarter of 2009. Excluding the impact of M&I expenses, investment write-downs and the second quarter 2008 SILO charge, the effective tax was 33.1% in the second quarter of 2008 and 32.1% in the first quarter of 2009.

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

Segment results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

The Bank of New York Mellon Corporation    17

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, except that other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business segments are on an FTE basis.

In the second quarter of 2009, the financial results of MUNB were moved from the Other segment into discontinued operations. Historical results in the Other segment have been restated.

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

We provide segment data for seven segments, with certain segments combined into sector groupings as shown below.

Sector/Segment	Primary types of revenue
Asset and Wealth Management sector
Asset Management segment	• Asset and wealth management fees from: Mutual funds Institutional clients Private clients Performance fees • Distribution and servicing fees
Wealth Management segment	• Wealth management fees from high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and foundations and endowments
Institutional Services sector
Asset Servicing segment	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange
Issuer Services segment	• Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing Services segment	• Clearing services fees, including broker-dealer and registered investment advisor services
Treasury Services segment	• Treasury services fees, including: Global payment services Working capital solutions • Financing-related fees
Other segment	• Leasing operations • Corporate treasury activities • Global markets and institutional banking services • Business exits • M&I expenses

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

The results of our business segments are presented and analyzed on an internal management reporting basis:

18    The Bank of New York Mellon Corporation

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

•	The measure of revenues and pre-tax profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•

The FDIC special emergency deposit assessment is considered a corporate charge and was therefore recorded in the Other segment. Recurring FDIC expense is allocated to segments based on average deposits generated within each segment.

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

Our business segments continued to face a difficult operating environment in the second quarter of 2009. Equity markets were down significantly year-over-year partially offset by new business. On a sequential basis, improved equity markets and new business contributed to improved fee revenue. Net interest revenue decreased in nearly every segment compared with the first quarter of 2009 and was relatively flat compared with the second quarter of 2008. The decrease sequentially reflects a decline in average interest-earning assets resulting from a continued roll-off of deposits taken in during the credit crisis. Net interest revenue in the second quarter of 2008 includes a SILO charge of $377 million which was recorded in the Other segment. Strong expense control and the impact of merger-related synergies resulted in lower noninterest expense in every segment compared with the second quarter of 2008. Noninterest expense increased sequentially primarily reflecting higher sub-custodian and clearing expenses, software expenses and FDIC expense.

The table below presents the value of certain market indices at period end and on an average basis.

Market indices
						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008
S&P 500 Index (a)	1280	1166	903	798	919	(28)%	15%	919	1280	(28)%
S&P 500 Index-daily average	1371	1252	916	809	891	(35)	10	851	1362	(38)
FTSE 100 Index (a)	5626	4902	4434	3926	4249	(24)	8	4249	5626	(24)
FTSE 100 Index-daily average	5979	5359	4270	4040	4258	(29)	5	4149	5937	(30)
NASDAQ Composite Index (a)	2293	2092	1577	1529	1835	(20)	20	1835	2293	(20)
Lehman Brothers Aggregate Bondsm Index (a)	270	256	275	262	280	4	7	280	270	4
MSCI EAFE® Index (a)	1967	1553	1237	1056	1307	(34)	24	1307	1967	(34)
NYSE Share Volume (in billions)	141	180	181	161	151	7	(6)	312	299	4
NASDAQ Share Volume (in billions)	135	145	148	136	152	13	12	288	284	1

(a)	Period end.

Average daily U.S. fixed-income trading volume was down 2%

sequentially and 22% year-over-year. Total debt issuances were flat sequentially and up 4% year-over-year.

The Bank of New York Mellon Corporation    19

The period end S&P 500 Index increased 15% sequentially and decreased 28% year-over-year. The period end FTSE 100 Index increased 8% sequentially and decreased 24% year-over-year. On a daily average basis, the S&P 500 Index increased 10% sequentially and decreased 35% year-over-year and the FTSE 100 Index increased 5% sequentially and decreased 29% year-over-year. The period end NASDAQ Composite Index increased 20% sequentially and decreased 20% year-over-year.

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

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2009 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$529	$140	$669	$893	$410	$314	$195	$1,812	$(216)	$2,265
Net interest revenue	9	49	58	211	185	87	155	638	8	704

Total revenue	538	189	727	1,104	595	401	350	2,450	(208)	2,969	(a)
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	146	620	710	323	263	206	1,502	261	2,383

Income before taxes	$64	$43	$107	$394	$272	$138	$144	$948	$(530)	$525

Pre-tax operating margin (b)	12%	23%	15%	36%	46%	34%	41%	39%	N/M	18%
Average assets	$12,377	$9,131	$21,508	$58,289	$52,152	$17,014	$24,861	$152,316	$32,402	$206,226	(c)

Excluding intangible amortization:
Noninterest expense	$419	$135	$554	$701	$303	$256	$199	$1,459	$262	$2,275
Income before taxes	119	54	173	403	292	145	151	991	(531)	633
Pre-tax operating margin (b)	22%	29%	24%	37%	49%	36%	43%	40%	N/M	21%

For the quarter ended March 31, 2009 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$479	$141	$620	$830	$404	$321	$239	$1,794	$(270)	$2,144
Net interest revenue	16	50	66	249	200	82	158	689	24	779

Total revenue	495	191	686	1,079	604	403	397	2,483	(246)	2,923	(a)
Provision for credit losses	-	-	-	-	-	-	-	-	59	59
Noninterest expense	453	139	592	712	318	259	201	1,490	198	2,280

Income before taxes	$42	$52	$94	$367	$286	$144	$196	$993	$(503)	$584

Pre-tax operating margin (b)	8%	27%	14%	34%	47%	36%	49%	40%	N/M	20%
Average assets	$12,636	$9,611	$22,247	$65,153	$50,855	$18,600	$28,761	$163,369	$32,137	$217,753	(c)

Excluding intangible amortization:
Noninterest expense	$398	$128	$526	$705	$297	$252	$195	$1,449	$198	$2,173
Income before taxes	97	63	160	374	307	151	202	1,034	(503)	691
Pre-tax operating margin (b)	20%	33%	23%	35%	51%	37%	51%	42%	N/M	24%

20    The Bank of New York Mellon Corporation

For the quarter ended Dec. 31, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$562	$134	$696	$1,137	$436	$349	$230	$2,152	$(1,022)	$1,826
Net interest revenue	43	56	99	411	211	96	233	951	4	1,054

Total revenue	605	190	795	1,548	647	445	463	3,103	(1,018)	2,880 (a)
Provision for credit losses	-	-	-	-	-	-	-	-	54	54
Noninterest expense	541	155	696	1,000	338	274	211	1,823	340	2,859

Income before taxes	$64	$35	$99	$548	$309	$171	$252	$1,280	$(1,412)	$(33)

Pre-tax operating margin (b)	11%	18%	12%	35%	48%	38%	54%	41%	N/M	(1)%
Average assets	$13,135	$9,632	$22,767	$71,455	$38,987	$21,128	$34,585	$166,155	$52,688	$241,610 (c)

Excluding intangible amortization:
Noninterest expense	$480	$141	$621	$994	$318	$268	$204	$1,784	$341	$2,746
Income before taxes	125	49	174	554	329	177	259	1,319	(1,413)	80
Pre-tax operating margin (b)	21%	26%	22%	36%	51%	40%	56%	43%	N/M	3%

For the quarter ended Sept. 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$687	$163	$850	$1,082	$529	$317	$262	$2,190	$(103)	$2,937
Net interest revenue	10	50	60	240	170	75	158	643	(17)	686

Total revenue	697	213	910	1,322	699	392	420	2,833	(120)	3,623 (a)
Provision for credit losses	-	1	1	-	-	-	-	-	22	23
Noninterest expense	881	169	1,050	1,213	370	290	208	2,081	188	3,319

Income before taxes	$(184)	$43	$(141)	$109	$329	$102	$212	$752	$(330)	$281

Pre-tax operating margin (b)	(26)%	20%	(15)%	8%	47%	26%	50%	27%	N/M	8%
Average assets	$13,286	$9,801	$23,087	$57,795	$34,264	$18,471	$22,384	$132,914	$40,465	$196,466 (c)

Excluding intangible amortization:
Noninterest expense	$817	$155	$972	$1,207	$349	$282	$202	$2,040	$189	$3,201
Income before taxes	(120)	57	(63)	115	350	110	218	793	(331)	399
Pre-tax operating margin (b)	(17)%	27%	(7)%	9%	50%	28%	52%	28%	N/M	11%

For the quarter ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$796	$161	$957	$1,090	$479	$323	$255	$2,147	$(104)	$3,000
Net interest revenue	11	48	59	213	176	75	153	617	(284)	392

Total revenue	807	209	1,016	1,303	655	398	408	2,764	(388)	3,392 (a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	14	13
Noninterest expense	601	155	756	812	367	297	210	1,686	301	2,743

Income before taxes	$206	$55	$261	$491	$288	$101	$198	$1,078	$(703)	$636

Pre-tax operating margin (b)	26%	26%	26%	38%	44%	25%	49%	39%	N/M	19%
Average assets	$13,410	$10,254	$23,664	$54,763	$35,167	$17,395	$21,227	$128,552	$41,381	$193,597 (c)

Excluding intangible amortization:
Noninterest expense	$533	$142	$675	$807	$347	$291	$203	$1,648	$297	$2,620
Income before taxes	274	68	342	496	308	107	205	1,116	(699)	759
Pre-tax operating margin (b)	34%	33%	34%	38%	47%	27%	50%	40%	N/M	22%

The Bank of New York Mellon Corporation    21

For the six months ended June 30, 2009 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$1,008	$281	$1,289	$1,723	$814	$635	$434	$3,606	$(486)	$4,409
Net interest revenue	25	99	124	460	385	169	313	1,327	32	1,483

Total revenue	1,033	380	1,413	2,183	1,199	804	747	4,933	(454)	5,892	(a)
Provision for credit losses	-	-	-	-	-	-	-	-	120	120
Noninterest expense	927	285	1,212	1,422	641	522	407	2,992	459	4,663

Income before taxes	$106	$95	$201	$761	$558	$282	$340	$1,941	$(1,033)	$1,109

Pre-tax operating margin (b)	10%	25%	14%	35%	47%	35%	46%	39%	N/M	19%
Average assets	$12,506	$9,370	$21,876	$61,702	$51,507	$17,803	$26,800	$157,812	$32,270	$211,958	(c)

Excluding intangible amortization:
Noninterest expense	$817	$263	$1,080	$1,406	$600	$508	$394	$2,908	$460	$4,448
Income before taxes	216	117	333	777	599	296	353	2,025	(1,034)	1,324
Pre-tax operating margin (b)	21%	31%	24%	36%	50%	37%	47%	41%	N/M	22%

For the six months ended June 30, 2008 (dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations

Fee and other revenue	$1,548	$327	$1,875	$2,197	$886	$626	$482	$4,191	$(75)	$5,991
Net interest revenue	26	94	120	435	329	150	335	1,249	(228)	1,141

Total revenue	1,574	421	1,995	2,632	1,215	776	817	5,440	(303)	7,132	(a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	28	27
Noninterest expense	1,220	310	1,530	1,570	705	566	422	3,263	552	5,345

Income before taxes	$354	$112	$466	$1,062	$510	$210	$395	$2,177	$(883)	$1,760

Pre-tax operating margin (b)	22%	27%	23%	40%	42%	27%	48%	40%	N/M	25%
Average assets	$13,324	$10,375	$23,699	$53,616	$33,697	$16,902	$22,690	$126,905	$45,264	$195,868	(c)

Excluding intangible amortization:
Noninterest expense	$1,090	$284	$1,374	$1,558	$665	$554	$408	$3,185	$544	$5,103
Income before taxes	484	138	622	1,074	550	222	409	2,255	(875)	2,002
Pre-tax operating margin (b)	31%	33%	31%	41%	45%	29%	50%	41%	N/M	28%

(a)

Consolidated results include FTE impact of $12 million in the second quarter of 2009, $12 million in the first quarter of 2009, $16 million in the fourth quarter of 2008, $16 million in the third quarter of 2008, $15 million in the second quarter of 2008, $24 million in the first six months of 2009 and $30 million in the first six months of 2008.

(b)	Income before taxes divided by total revenue.
(c)

Including average assets of discontinued operations of $2,307 million for the second quarter of 2009, $2,366 million for the first quarter of 2009, $2,352 million for the fourth quarter of 2008, $2,361 million for the third quarter of 2008, $2,400 million for the second quarter of 2008, $2,336 million for the first six months of 2009 and $2,526 million for the first six months of 2008, consolidated average assets were $208,533 million for the second quarter of 2009, $220,119 million for the first quarter of 2009, $243,962 for the fourth quarter of 2008, $198,827 million for the third quarter of 2008, $195,997 million for the second quarter of 2008, $214,294 million for the first six months of 2009 and $198,394 million for the first six months of 2008.

N/M - Not meaningful.

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $926 billion at June 30, 2009, compared with

$881 billion at March 31, 2009, and $1.1 trillion at June 30, 2008. Net asset outflows in the second quarter of 2009 totaled $19 billion, primarily reflecting an outflow of $14 billion related to the termination of a unique and very low fee relationship (less than 1 basis point annually), as well as money market outflows.

22    The Bank of New York Mellon Corporation

AUM at period end, by product type (in billions)	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Equity securities	$428	$384	$270	$242	$289
Money market	344	364	402	393	393
Fixed income securities	199	213	168	167	159
Alternative investments and overlay	142	106	88	79	85

Total AUM	$1,113	$1,067	$928	$881	$926

AUM at period end, by client type (in billions)	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Institutional	$625	$585	$445	$394	$425
Mutual funds	393	384	400	413	421
Private client	95	98	83	74	80

Total AUM	$1,113	$1,067	$928	$881	$926

Changes in market value of AUM from March 31, 2009 to June 30, 2009 – by business segment (in billions)	Asset Management		Wealth Management		Total
Market value of AUM at March 31, 2009	$815		$66		$881
Net inflows (outflows):
Long-term	(18	) (a)	1		(17)
Money market	(2)		-		(2)

Total net inflows (outflows)	(20)		1		(19)
Net market appreciation (b)	62		2		64

Market value of AUM at June 30, 2009	$857	(c)	$69	(d)	$926

(a)	Includes a $14 billion outflow related to the termination of a unique and very low fee relationship (less than 1 basis point annually).
(b)	Includes the effect of changes in foreign exchange rates.
(c)	Excludes $3 billion subadvised for the Wealth Management segment.
(d)	Excludes private client assets managed in the Asset Management segment.

The Bank of New York Mellon Corporation    23

Asset Management segment

(dollar amounts in millions, presented on FTE basis)						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008
Revenue:
Asset and wealth management:
Mutual funds	$340	$328	$297	$263	$266	(22)%	1%	$529	$663	(20)%
Institutional clients	290	265	193	181	175	(40)	(3)	356	594	(40)
Private clients	47	43	35	32	31	(34)	(3)	63	92	(32)
Performance fees	16	3	44	7	26	N/M	N/M	33	36	(8)

Total asset and wealth management revenue	693	639	569	483	498	(28)	3	981	1,385	(29)
Distribution and servicing	99	93	93	92	90	(9)	(2)	182	185	(2)
Other	4	(45)	(100)	(96)	(59)	N/M	N/M	(155)	(22)	N/M
Total fee and other revenue	796	687	562	479	529	(34)	10	1,008	1,548	(35)
Net interest revenue (expense)	11	10	43	16	9	(18)	(44)	25	26	(4)
Total revenue (a)	807	697	605	495	538	(33)	9	1,033	1,574	(34)
Noninterest expense (ex. intangible amortization and support agreement charges)	528	489	478	412	419	(21)	2	831	1,085	(23)
Income before taxes (ex. intangible amortization and support agreement charges)	279	208	127	83	119	(57)	43	202	489	(59)
Amortization of intangible assets	68	64	61	55	55	(19)	-	110	130	(15)
Support agreement charges	5	328	2	(14)	-	N/M	N/M	(14)	5	N/M
Income before taxes	$206	$(184)	$64	$42	$64	(69)%	52%	$106	$354	(70)%
Memo: Income before taxes (ex. intangible amortization)	$274	$(120)	$125	$97	$119	(57)%	23%	$216	$484	(55)%
Pre-tax operating margin – GAAP	26%	(26)%	11%	8%	12%			10%	22%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP (b)	34%	(17)%	21%	20%	22%			21%	31%
Average assets	$13,410	$13,286	$13,135	$12,636	$12,377	(8)%	(2)%	$12,506	$13,324	(6)%

(a)

There were no investment write-downs in the Asset Management segment in 2Q08. Investment write-downs were $3 million in 3Q08, $51 million in 4Q08, $34 million in 1Q09 and $45 million in 2Q09. Excluding investment write-downs, 2Q09 vs. 2Q08 and linked quarter growth rates were a negative 28% and a positive 10% (unannualized), respectively.

(b)	The pre-tax operating margin, excluding intangible amortization, support agreement charges and investment write-downs was 35% for 2Q08, 30% for 3Q08, 27% for 4Q08, 22% for 1Q09 and 28% for 2Q09.
N/M	– Not meaningful.

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

We are one of the world’s largest asset managers with a top 10 position in both the U.S. and Europe and top 15 globally.

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

24    The Bank of New York Mellon Corporation

Review of financial results

In the second quarter of 2009, Asset Management had pre-tax income of $64 million compared with $206 million in the second quarter of 2008 and $42 million in the first quarter of 2009. Excluding amortization of intangible assets, pre-tax income was $119 million in the second quarter of 2009 compared with $274 million in the second quarter of 2008 and $97 million in the first quarter of 2009. Year-over-year results reflect weakness in global equity market values, partially offset by strong expense control. Sequential results primarily reflect higher global equity market values.

Asset and wealth management revenue in the Asset Management segment was $498 million in the second quarter of 2009 compared with $693 million in the second quarter of 2008 and $483 million in the first quarter of 2009. The year-over-year decrease reflects weakness in global equity market values as well as lower fees related to money market and alternative asset classes. The increase sequentially reflects an increase in global equity market values and higher performance fees, partially offset by lower fees related to money market and alternative asset classes.

In the second quarter of 2009, 53% of Asset and Wealth Management fees in the Asset Management segment were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $266 million in the second quarter of 2009 compared with $340 million in the second quarter of 2008 and $263 million in the first quarter of 2009. The decrease year-over-year was primarily due to lower market values, partially offset by inflows in money market funds. The linked quarter increase reflects higher market values.

Distribution and servicing fees were $90 million in the second quarter of 2009 compared with $99 million in the second quarter of 2008 and $92 million in the first quarter of 2009. The decreases from both prior periods primarily reflect lower redemptions in the current period.

Other fee revenue was a loss of $59 million in the second quarter of 2009 compared with a gain of $4 million in the second quarter of 2008 and a loss of $96 million in the first quarter of 2009. The year-over-year decrease was primarily due to investment write-downs. The increase sequentially was primarily driven by improved seed capital values. Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $419 million in the second quarter of 2009 compared with $528 million in the second quarter of 2008 and $412 million in the first quarter of 2009. Ongoing expense management in response to the operating environment resulted in noninterest expense declining 21% year-over-year, reflecting staff reductions and lower incentive expenses. Noninterest expense (excluding intangible amortization and support agreement charges) increased only 2% (unannualized) sequentially resulting in 700 basis points of positive operating leverage. The sequential increase reflects higher incentive expenses driven by higher performance fees.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $106 million in the first six months of 2009 compared with $354 million in the first six months of 2008. Income before taxes (excluding intangible amortization) was $216 million in the first six months of 2009 compared with $484 million in the first six months of 2008. Fee and other revenue decreased $540 million, primarily due to lower global equity market values and outflows of alternative asset classes. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $254 million in the first six months of 2009 compared with the first six months of 2008, primarily due to ongoing expense management in response to the operating environment.

The Bank of New York Mellon Corporation    25

Wealth Management segment

(dollar amounts in millions, unless otherwise noted; presented on FTE basis)						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008
Revenue:
Asset and wealth management	$150	$141	$119	$122	$128	(15)%	5%	$250	$303	(17)%
Other	11	22	15	19	12	9	(37)	31	24	29
Total fee and other revenue	161	163	134	141	140	(13)	(1)	281	327	(14)
Net interest revenue	48	50	56	50	49	2	(2)	99	94	5
Total revenue	209	213	190	191	189	(10)	(1)	380	421	(10)
Provision for credit losses	(1)	1	-	-	-	N/M	-	-	(1)	N/M
Noninterest expense (ex. intangible amortization and support agreement charges)	142	140	141	128	135	(5)	5	263	284	(7)
Income before taxes (ex. intangible amortization and support agreement charges)	68	72	49	63	54	(21)	(14)	117	138	(15)
Support agreement charges	-	15	-	-	-	-	-	-	-	N/M
Amortization of intangible assets	13	14	14	11	11	(15)	-	22	26	(15)
Income before taxes	$55	$43	$35	$52	$43	(22)%	(17)%	$95	$112	(15)%
Memo: Income before taxes (ex. intangible amortization)	$68	$57	$49	$63	$54	(21)%	(14)%	$117	$138	(15)%
Pre-tax operating margin – GAAP	26%	20%	18%	27%	23%			25%	27%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	33%	27%	26%	33%	29%			31%	33%
Average loans	$4,816	$5,231	$5,309	$5,388	$5,684	18%	5%	$5,537	$4,603	20%
Average assets	10,254	9,801	9,632	9,611	9,131	(11)	(5)	9,370	10,375	(10)
Average deposits	7,782	7,318	7,131	7,058	6,628	(15)	(6)	6,842	7,888	(13)
Market value of total client assets under management and custody at period end (in billions)	$162	$158	$139	$132	$142	(12)%	8%	$142	$162	(12)%

N/M – Not meaningful.

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top 10 U.S. wealth manager with $142 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries.

The results of the Wealth Management segment are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts. Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $43 million in the second quarter of 2009, compared with $55 million in the second quarter of 2008 and $52 million in the first quarter of 2009. Income before taxes, excluding intangible amortization, was $54 million in the second quarter of 2009, compared with $68 million in the second quarter of 2008 and $63 million in the first quarter of 2009. Results in the second quarter of 2009 continue to reflect the benefit of business wins and market share gains, especially in the family office platform and northeast wealth markets, as evidenced by $11 billion in net inflows of client assets over the last twelve months ($2 billion in the second quarter of 2009) and 14 consecutive quarters of positive net client flows.

Total fee and other revenue was $140 million in the second quarter of 2009, compared with $161 million in the second quarter of 2008 and $141 million in the first quarter of 2009. The decrease compared with

26    The Bank of New York Mellon Corporation

the second quarter of 2008 reflects lower equity markets and lower capital market fees which more than offset organic growth. Sequentially, asset and wealth management fees were up 5% driven by organic growth and higher equity markets. Other revenue decreased $7 million sequentially reflecting lower capital markets fees.

Net interest revenue was essentially flat year-over-year and sequentially. The year-over-year results reflect increased loan levels and loan spreads, partially offset by lower deposit levels. The linked quarter results reflect higher loan levels partially offset by declines in deposit levels and lower interest rates. Average loan levels were up $868 million, or 18%, over the prior year period and $296 million, or 5% (unannualized) sequentially.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) decreased $7 million compared with the second quarter of 2008 and increased $7 million compared with the first quarter of 2009. The year-over-year decrease reflects continued strong expense control and the impact of merger-related synergies. On a linked quarter basis, savings due to workforce reductions were offset by increased FDIC expense and the timing of business development expenses.

Client assets under management and custody were $142 billion at June 30, 2009, compared with $162 billion at June 30, 2008 and $132 billion at March 31, 2009. The year-over-year decrease reflects lower equity market levels, partially offset by new business. The sequential increase resulted from higher market levels and organic growth.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $95 million in the first six months of 2009 compared with $112 million in the first six months of 2008. Excluding intangible amortization and support agreement charges, income before taxes decreased $21 million. The $46 million decrease in fee and other revenue reflects lower equity market levels which more than offset organic growth. The $5 million increase in net interest revenue was primarily due to higher loan levels. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $21 million primarily reflecting strong expense control.

Institutional Services Sector

At June 30, 2009, our assets under custody and administration were $20.7 trillion, a 6% increase from $19.5 trillion at March 31, 2009 and a 10% decrease from $23.0 trillion at June 30, 2008. The sequential increase reflects improved market levels and new business while the year-over-year decrease reflects lower market levels, partially offset by new business. Equity securities constituted 27% and fixed-income securities constituted 73% of the assets under custody and administration at June 30, 2009 compared with 25% equity securities and 75% fixed income securities at June 30, 2008. Assets under custody and administration at June 30, 2009 consisted of assets related to custody, mutual fund, and corporate trust businesses of $16.9 trillion, broker-dealer service assets of $2.5 trillion, and all other assets of $1.3 trillion.

The market value of securities on loan at June 30, 2009 stabilized at $290 billion compared with $293 billion at March 31, 2009. The market value of securities on loan was $588 billion at June 30, 2008. The year-over-year decline reflects overall de-leveraging in the financial markets and lower market valuations resulting from large declines in the equity markets.

Assets under custody and administration trend	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Market value of assets under custody and administration (in trillions) (a)	$23.0	$22.4	$20.2	$19.5	$20.7
Market value of securities on loan (in billions) (b)	$588	$470	$326	$293	$290

(a)

Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $915 billion at June 30, 2008, $811 billion at Sept. 30, 2008, $697 billion at Dec. 31, 2008, $690 billion at March 31, 2009 and $810 billion at June 30, 2009.

(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

The Bank of New York Mellon Corporation    27

Asset Servicing segment

(dollar amounts in millions, unless otherwise noted: presented on FTE basis)								2Q09 vs.		Year-to-date			YTD09 vs. YTD08
	2Q08	3Q08		4Q08		1Q09	2Q09	2Q08	1Q09	2009	2008
Revenue:
Securities servicing fees – asset servicing	$830	$774		$746		$583	$642	(23)%	10%	$1,225	$1,693		(28)%
Foreign exchange and other trading activities	224	261		366		199	206	(8)	4	405	424		(4)
Other	36	47		25		48	45	25	(6)	93	80		16
Total fee and other revenue	1,090	1,082		1,137		830	893	(18)	8	1,723	2,197		(22)
Net interest revenue	213	240		411		249	211	(1)	(15)	460	435		6
Total revenue	1,303	1,322		1,548		1,079	1,104	(15)	2	2,183	2,632		(17)
Noninterest expense (ex. intangible amortization and support agreement charges)	821	826		834		699	716	(13)	2	1,415	1,558		(9)
Income before taxes (ex. intangible amortization and support agreement charges)	482	496		714		380	388	(20)	2	768	1,074		(28)
Support agreement charges	(14)	381		160		6	(15)	N/M	N/M	(9)	-		N/M
Amortization of intangible assets	5	6		6		7	9	80	29	16	12		33
Income before taxes	$491	$109		$548		$367	$394	(20)%	7%	$761	$1,062		(28)%
Memo: Income before taxes (ex. intangible amortization)	$496	$115		$554		$374	$403	(19)%	8%	$777	$1,074		(28)%
Pre-tax operating margin – GAAP	38%	8%		35%		34%	36%			35%	40%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	38%	9	% (a)	36	% (a)	35%	37%			36%	41	% (a)
Memo: Securities lending revenue	$202	$155		$187		$90	$97	(52)%	8%	$187	$447		(58)%
Market value of securities on loan at period end (in billions)	588	470		326		293	290	(51)	(1)	290	588		(51)
Average assets	$54,763	$57,795		$71,455		$65,153	$58,289	6%	(11)%	$61,702	$53,616		15%
Average deposits	48,436	51,492		64,500		57,084	50,583	4	(11)	53,816	47,264		14

(a)

The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 38% in the third quarter of 2008, 46% in the fourth quarter of 2008 and 41% in the first half of 2008.

N/M - Not meaningful.

Business description

The Asset Servicing segment includes global custody, global fund services, securities lending, global liquidity services, outsourcing, government securities clearance, collateral management and credit-related services and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker-dealers, investment managers, insurance companies and mutual funds. The results of the Asset Servicing segment are driven by a number of factors which include the level of transactional activity, the extent of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, investment manager backoffice outsourcing and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client cash balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, tri-party repo arrangements continue to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes. Fees paid to sub-custodians are driven by market values of global assets and related transaction volumes.

28    The Bank of New York Mellon Corporation

We are one of the leading global securities servicing providers with a total of $20.7 trillion of assets under custody and administration at June 30, 2009. We continue to maintain our number one ranking in the three major global custody surveys. We are one of the largest providers of fund services in the world, servicing $4.2 trillion in assets. We also service 50% of the funds in the U.S. exchange-traded funds marketplace. We are the largest custodian for U.S. corporate and public pension plans. BNY Mellon Asset Servicing services 46% of the top 50 endowments.

We are a leading custodian in the U.K. and service 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flow. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.1 trillion in 30 markets around the world. We are one of the largest global providers of performance and risk analytics with $8.2 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear over 60% of U.S. Government securities transactions. We are a leading collateral management agent with $1.8 trillion in tri-party balances worldwide at June 30, 2009.

Review of financial results

Income before taxes was $394 million in the second quarter of 2009 compared with $491 million in the second quarter of 2008, and $367 million in the first quarter of 2009. Income before taxes, excluding intangible amortization and support agreement charges, was $388 million in the second quarter of 2009 compared with $482 million in the second quarter of 2008 and $380 million in the first quarter of 2009. The decrease in income before taxes compared with the second quarter of 2008 primarily resulted from the impact of weaker market values, lower securities lending fees and foreign exchange and other trading activities, partially offset by strong expense control. The sequential increase primarily reflects higher securities servicing fees.

Asset servicing fees decreased $188 million, or 23%, compared with the second quarter of 2008 and increased $59 million, or

10% (unannualized) sequentially. The decrease compared with the second quarter of 2008 reflects the challenging market conditions for volume and spread-related businesses, partially offset by continued strong new business. The increase sequentially reflects improved market conditions and strong new business. Asset Servicing generated $1.7 trillion in assets under custody over the last 12 months.

Securities lending revenue decreased $105 million compared to the second quarter of 2008 and increased $7 million sequentially. The year-over-year results reflect overall de-leveraging in the financial markets and lower market valuations while the sequential increase reflects the benefit of seasonally higher revenue in the second quarter of 2009.

Foreign exchange and other trading decreased 8% year-over-year and increased 4% (unannualized) compared with the first quarter of 2009. The year-over-year results primarily reflect higher volatility, partially offset by lower volume, while the sequential increase primarily reflects higher volume.

Net interest revenue decreased 1% compared to the prior year and decreased 15% (unannualized) sequentially. The decrease year-over-year reflects tighter spreads, partially offset by higher average deposit levels. The sequential decrease reflects the decline in average deposit levels and tighter spreads.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) decreased $105 million compared with the second quarter of 2008 reflecting continued expense control as well as the impact of merger-related synergies. Noninterest expense (excluding intangible amortization and support agreement charges) increased $17 million sequentially as a result of higher sub-custodian out-of-pocket expense, partially offset by lower staff expense.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $761 million in the first six months of 2009 compared with $1.1 billion in the first six months of 2008. Excluding intangible amortization and support agreement charges, income before taxes decreased $306 million. Fee and other revenue decreased $474 million primarily due to lower securities lending fees and lower market levels, partially offset by new business. Net interest

The Bank of New York Mellon Corporation    29

revenue increased $25 million primarily driven by increased deposit levels. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $143 million primarily due to strong expense control efforts and the continued impact of merger-related synergies.

Issuer Services segment

(dollar amounts in millions, unless otherwise noted; presented on FTE basis)						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008

Revenue:
Securities servicing fees – issuer services	$443	$475	$392	$363	$373	(16)%	3%	$736	$817	(10)%
Other	36	54	44	41	37	3	(10)	78	69	13

Total fee and other revenue	479	529	436	404	410	(14)	1	814	886	(8)
Net interest revenue	176	170	211	200	185	5	(8)	385	329	17

Total revenue	655	699	647	604	595	(9)	(1)	1,199	1,215	(1)
Noninterest expense (ex. intangible amortization)	347	349	318	297	303	(13)	2	600	665	(10)

Income before taxes (ex. intangible amortization)	308	350	329	307	292	(5)	(5)	599	550	9
Amortization of intangible assets	20	21	20	21	20	-	(5)	41	40	3

Income before taxes	$288	$329	$309	$286	$272	(6)	(5)	$558	$510	9%

Pre-tax operating margin – GAAP	44%	47%	48%	47%	46%			47%	42%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	47%	50%	51%	51%	49%			50%	45%
Average assets	$35,167	$34,264	$38,987	$50,855	$52,152	48%	3%	$51,507	$33,697	53%
Average deposits	30,557	29,546	34,294	45,963	47,293	55	3	46,632	29,095	60
Number of depositary receipt programs	1,322	1,354	1,338	1,330	1,320	-	(1)	1,320	1,322	-

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s leading provider of corporate trust and agency services, the Company services $11.8 trillion in outstanding debt from 57 locations in 19 countries. Along with our subsidiaries and affiliates, we are the number one provider of corporate trust services for all major debt categories across conventional, structured credit and specialty debt. We serve as depositary for 1,320 sponsored American and global depositary receipt (DR) programs, providing services to companies from 67 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record-keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

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

30    The Bank of New York Mellon Corporation

Review of financial results

Income before taxes was $272 million in the second quarter of 2009, compared with $288 million in the second quarter of 2008 and $286 million in the first quarter of 2009. Issuer Services results, compared with prior periods, continued to benefit from new business wins in Corporate Trust and Depositary Receipts and expense control, but were more than offset by lower interest rates and lower activity levels.

Total fee and other revenue decreased 14% year-over-year and increased 1% (unannualized) sequentially.

•

Corporate Trust – Fee and other revenue decreased year-over-year and increased sequentially. The year-over-year decrease reflects the lower level of fixed income issuances globally and lower money market fees, partially offset by the impact of new business related to government stabilization programs. The sequential increase was primarily driven by new business.

•

Depositary Receipts – Fee and other revenue decreased year-over-year and sequentially. Both periods were impacted by lower transaction fees, partially offset by the benefit of new business. The sequential decline was also impacted by a lower level of corporate actions.

•

Shareowner Services – Fee and other revenue decreased year-over-year and increased sequentially. The year-over-year decrease was due to lower overall corporate action activity and the impact of lower equity values on employee stock option plan fees. The sequential increase primarily reflects higher seasonal shareholder services revenue and higher employee stock option plan fees but were partially offset by lower overall corporate action activity.

Net interest revenue increased $9 million, or 5%, compared with the second quarter of 2008, and decreased $15 million, or 8% (unannualized), compared with the first quarter of 2009. The year-over-year increase reflects higher customer deposit balances while the sequential decrease reflects tighter spreads.

Noninterest expense (excluding amortization of intangible assets) decreased $44 million, or 13%, compared with the second quarter of 2008 contributing to 400 basis points of positive operating leverage. The decrease compared with the second quarter of 2008 was driven by a 13% decline in total staff expenses. Noninterest expense increased $6 million, or 2%, (unannualized) compared with the first quarter of 2009. The sequential increase in noninterest expense (excluding intangible amortization) was due to increased FDIC expense and higher sub-custodian expenses.

Year-to date 2009 compared with year-to-date 2008

Income before taxes totaled $558 million in the first six months of 2009 compared with $510 million in the first six months of 2008. Excluding intangible amortization, income before taxes increased $49 million. Fee and other revenue decreased $72 million primarily reflecting a lower level of fixed income issuances globally and lower overall corporate actions activity, partially offset by new business. Net interest revenue increased $56 million primarily driven by higher customer deposit balances. Noninterest expense (excluding intangible amortization) decreased $65 million primarily due to lower staff expenses.

The Bank of New York Mellon Corporation    31

Clearing Services segment

(dollar amounts in millions, unless otherwise noted; presented on FTE basis)						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008

Revenue:
Securities servicing fees – clearing services	$259	$254	$277	$249	$248	(4)%	-%	$497	$509	(2)%
Other	64	63	72	72	66	3	(8)	138	117	18

Total fee and other revenue	323	317	349	321	314	(3)	(2)	635	626	1
Net interest revenue	75	75	96	82	87	16	6	169	150	13

Total revenue	398	392	445	403	401	1	-	804	776	4
Noninterest expense (ex. intangible amortization)	291	282	268	252	256	(12)	2	508	554	(8)

Income before taxes (ex. intangible amortization)	107	110	177	151	145	36	(4)	296	222	33
Amortization of intangible assets	6	8	6	7	7	17	-	14	12	17

Income before taxes	$101	$102	$171	$144	$138	37%	(4)%	$282	$210	34%

Pre-tax operating margin – GAAP	25%	26%	38%	36%	34%			35%	27%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	27%	28%	40%	37%	36%			37%	29%
Average active accounts (in thousands)	5,280	5,442	5,472	5,452	4,999	(5)%	(8)%	5,224	5,225	-%
Average assets	$17,395	$18,471	$21,128	$18,600	$17,014	(2)%	(9)%	$17,803	$16,902	5%
Average margin loans	$5,791	$5,754	$4,871	$4,207	$4,121	(29)%	(2)%	$4,164	$5,518	(25)%
Average payables to customers and broker-dealers	$5,550	$5,910	$5,570	$3,797	$4,901	(12)%	29%	$4,352	$5,246	(17)%

Business description

Our Clearing Services segment consists of the Pershing clearing business. Our Pershing LLC and Pershing Advisor Solutions LLC subsidiaries provide financial institutions and independent registered investment advisors with operational support, trading services, flexible technology, an expansive array of investment solutions, practice management support and service excellence. Pershing services more than 1,150 retail and institutional financial organizations and independent registered investment advisors who collectively represent approximately five million investors.

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

Review of financial results

Income before taxes increased $37 million, or 37%, compared with the second quarter of 2008, and decreased $6 million, or 4% (unannualized), compared with the first quarter of 2009. Clearing services results reflect the benefit of strong expense control which helped mitigate lower market volatility and low interest rates.

Total fee and other revenue decreased $9 million, or 3%, compared with the second quarter of 2008 as higher trading revenues and trading volumes were

32    The Bank of New York Mellon Corporation

more than offset by lower money market related fees and lower asset valuations. Compared with the first quarter of 2009, fee and other revenue decreased $7 million, or 2% (unannualized), primarily due to lower money market related fees and trading revenues.

Strong expense control resulted in a year-over-year decline in noninterest expense (excluding intangible amortization). Compared to the second quarter of 2008, noninterest expense declined $35 million, or 12%, contributing to 1,300 basis points of positive operating leverage. The year-over-year decrease primarily reflects lower staff expense, partially offset by higher volume-related clearing expenses. Noninterest expense increased $4 million, or 2% (unannualized), sequentially, primarily reflecting higher volume-related clearing expenses.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $282 million in the first six months of 2009 compared with $210 million in the first six months of 2008. Excluding intangible amortization, income before taxes increased $74 million. Fee and other revenue increased $9 million primarily reflecting higher trading revenue, partially offset by lower money market related fees and lower asset valuations. Noninterest expense (excluding intangible amortization) decreased $46 million primarily reflecting strong expense control.

Treasury Services segment

(dollar amounts in millions, presented on FTE basis)						2Q09 vs.		Year-to-date		YTD09 vs. YTD08
	2Q08	3Q08	4Q08	1Q09	2Q09	2Q08	1Q09	2009	2008

Revenue:
Treasury services	$125	$125	$129	$121	$128	2%	6%	$249	$246	1%
Other	130	137	101	118	67	(48)	(43)	185	236	(22)

Total fee and other revenue	255	262	230	239	195	(24)	(18)	434	482	(10)
Net interest revenue	153	158	233	158	155	1	(2)	313	335	(7)

Total revenue	408	420	463	397	350	(14)	(12)	747	817	(9)
Noninterest expense (ex. intangible amortization)	203	202	204	195	199	(2)	2	394	408	(3)

Income before taxes (ex. intangible amortization)	205	218	259	202	151	(26)	(25)	353	409	(14)
Amortization of intangible assets	7	6	7	6	7	-	17	13	14	(7)

Income before taxes	$198	$212	$252	$196	$144	(27)%	(27)%	$340	$395	(14)%

Pre-tax operating margin – GAAP	49%	50%	54%	49%	41%			46%	48%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	50%	52%	56%	51%	43%			47%	50%
Average loans	$15,606	$14,671	$16,040	$13,612	$12,937	(17)%	(5)%	$13,273	$15,475	(14)%
Average assets	21,227	22,384	34,585	28,761	24,861	17	(14)	26,800	22,690	18
Average deposits	17,316	18,397	30,052	24,867	20,321	17	(18)	22,581	18,686	21

Business description

The Treasury Services segment includes cash management solutions, trade finance services, international payment services, global markets, capital markets and liquidity services.

Treasury services revenue is directly influenced by the volume of transactions and payments processed, loan levels, types of service provided, net interest revenue earned from deposit balances generated by activity across our business operations and the value of the credit derivatives portfolio. Treasury services revenue is indirectly influenced by other factors including market volatility in major currencies and the level and nature of underlying cross-border investments, as well as other transactions undertaken by corporate and institutional clients. Segment expenses are driven by staff, equipment and space required to support the services provided, as well as operating services in support of volume increases.

The Bank of New York Mellon Corporation    33

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are the third largest USD payment processor, processing about 170 thousand, or an average of about $1.8 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $144 million in the second quarter of 2009 compared with $198 million in the second quarter of 2008, and $196 million in the first quarter of 2009. Results compared with both prior periods primarily reflect growth in treasury services fees and well-controlled expenses, which were more than offset by lower trading revenue.

Total fee and other revenue decreased $60 million, compared with the second quarter of 2008 and $44 million compared with the first quarter of 2009 as higher treasury services revenue resulting from higher global payment fees was more than offset by a lower valuation of credit derivatives used to hedge the loan portfolio and lower capital markets related fees.

Net interest revenue increased $2 million compared to the second quarter of 2008 and declined $3 million sequentially. Both changes reflect fluctuations in customer deposit levels.

Noninterest expense (excluding amortization of intangible assets) decreased $4 million compared with the first quarter of 2008 and increased $4 million sequentially. The year-over-year decrease reflects the impact of merger-related synergies and overall expense control, partially offset by higher FDIC expense. The increase sequentially was primarily driven by higher FDIC expense.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $340 million in the first six months of 2009 compared with $395 million in the first six months of 2008. Excluding intangible amortization, income before taxes decreased $56 million. Fee and other revenue decreased $48 million primarily reflecting growth in treasury services fees which were more than offset by a lower trading valuation of the credit derivatives portfolio and lower capital markets related fees. Net interest revenue decreased $22 million primarily due to lower spreads and loan volumes. Noninterest expense (excluding intangible amortization) decreased $14 million primarily reflecting overall expense control.

Other Segment

						Year-to-date
(dollars in millions, presented on an FTE basis)	2Q08	3Q08	4Q08	1Q09	2Q09	2009	2008
Revenue:
Fee and other revenue	$(104)	$(103)	$(1,022)	$(270)	$(216)	$(486)	$(75)
Net interest revenue (expense)	(284)	(17)	4	24	8	32	(228)
Total revenue	(388)	(120)	(1,018)	(246)	(208)	(454)	(303)
Provision for credit losses	14	22	54	59	61	120	28
Noninterest expense (ex. FDIC special assessment, intangible amortization and M&I expenses)	148	78	244 (a)	130	142	272	269
Income (loss) before taxes (ex. FDIC special assessment, intangible amortization and M&I expenses)	(550)	(220)	(1,316)	(435)	(411)	(846)	(600)
FDIC special assessment	-	-	-	-	61	61	-
Amortization of intangible assets	4	(1)	(1)	-	(1)	(1)	8
M&I expenses	149	111	97	68	59	127	275
Income (loss) before taxes	$(703)	$(330)	$(1,412)	$(503)	$(530)	$(1,033)	$(883)
Average assets	$41,381	$40,465	$52,688	$32,137	$32,402	$32,270	$45,264
Average deposits	12,766	10,871	10,084	8,687	5,522	7,096	13,667
(a)	Includes a restructuring charge of $181 million in the fourth quarter of 2008.

34    The Bank of New York Mellon Corporation

Business description

In July 2009, we announced an agreement to sell MUNB, our national bank located in Florida. As a result, we adopted discontinued operations accounting for MUNB. This business was formerly included in the Other segment. All prior period results have been restated.

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities;
•	BNY ConvergEx 33.7% equity interest; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results;
•	fee and other revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of securities and other assets.

Noninterest expense includes:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $530 million for the second quarter of 2009, compared with a loss of $703 million in the second quarter of 2008, and a loss of $503 million in the first quarter of 2009.

The Other segment includes the following activity:

In the second quarter of 2009:

•	a $208 million (pre-tax) securities loss associated with other-than-temporary impairment (“OTTI”) recorded in total fee and other revenue; and
•	a $61 million (pre-tax) FDIC special assessment.

In the first quarter of 2009:

•	a $264 million (pre-tax) securities loss associated with OTTI; and
•	a loss of $58 million related to our equity investment in BNY ConvergEx.

In the second quarter of 2008:

•	a $377 million (pre-tax) loss related to the SILO charge recorded in net interest revenue; and
•	a $152 million (pre-tax) securities loss associated with OTTI.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes in the Other segment was a loss of $1.033 billion in the first six months of 2009 compared with a loss of $883 million in the first six months of 2008. Total revenue decreased $151 million reflecting the OTTI charges recorded in the first half of 2009. Non-interest expenses (excluding the FDIC special assessment, intangible amortization and M&I expenses) increased only $3 million reflecting overall expense control.

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

Goodwill and other intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by SFAS Nos. 141(R) (ASC 805-10) and 142 (ASC 350-10), “Business Combinations.” Goodwill ($16.0 billion at June 30, 2009 and indefinite-lived intangible assets ($2.7 billion at June 30, 2009) are not amortized but are subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other intangible assets are amortized over their estimated

The Bank of New York Mellon Corporation    35

useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording of goodwill, indefinite-lived intangibles, and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. The goodwill impairment test is performed in two phases. The first step compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its estimated fair value, an additional procedure would be performed. That additional procedure would compare the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

The carrying value of goodwill in each of the Company’s business segments, which are our reporting units under SFAS 142 (ASC 350-20), was tested for possible impairment in 2008 and 2009 in accordance with SFAS 142 (ASC 350-20), using market and income methods including observable market data to estimate fair values. In addition, material events and circumstances that might be indicators of possible impairment were assessed during interim periods. These included the changing business climate, regulatory and legal factors, the recoverability of long-lived assets, changes in our competitors, and the earnings outlook for the Company’s segments. Further, the Company’s market capitalization exceeded its net book value at the end of each quarter of 2008 and the first and second quarters of 2009. Our goodwill and intangible assets could be subject to impairment in future periods if economic conditions that impact our segments continue to worsen. Impairment is a non-cash charge.

Indefinite-lived intangible assets are evaluated for impairment at least annually by comparing their fair value to their carrying value. Other intangible assets ($3.0 billion at June 30, 2009) are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is initially based on undiscounted cash flow projections.

Fair value may be determined using: market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other determinants. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. Other key judgments in accounting for intangibles include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding intangible assets. At June 30, 2009, we had $21.7 billion of goodwill, indefinite-lived intangibles, and other intangible assets.

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

The allowance for credit losses represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. Probability of default ratings are assigned based on internal ratings after analyzing the credit quality of each borrower/ counterparty and our internal ratings are generally consistent with external ratings agencies default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases. The portion of the allowance related to impaired credits is based on the present value of expected future cash flows; however, as a practical expedient, it may be based on the credit’s observable market price. Additionally, it may be based on the fair value

36    The Bank of New York Mellon Corporation

of collateral if the credit is collateral dependent. Changes in the estimates of probability of default, risk ratings, loss given default/recovery rates, and cash flows could have a direct impact on the allocated allowance for loan losses.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

It is difficult to quantify the impact of changes in forecasts on our allowance for credit losses. Nevertheless, we believe the following discussion may enable investors to better understand the variables that drive the allowance for credit losses. A key variable in determining the allowance is management’s judgment in determining the size of the unallocated allowance. At June 30, 2009, the unallocated allowance was $29 million, or 6% of the total allowance. At June 30, 2009, if the unallocated allowance, as a percentage of the total allowance, was 5% higher, the allowance would have increased by approximately $21 million.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $106 million, while if each credit were rated one grade worse, the allowance would have increased by $169 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $70 million, while if the loss given default were one rating better, the allowance would have decreased by $55 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance would have decreased or increased by $4 million, respectively.

Fair value of financial instruments

On Jan. 1, 2008, we adopted SFAS 157 (ASC 820-10) and SFAS 159 (ASC 825-10).

SFAS 157 (ASC 820-10) defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The standard also established a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Effective Jan. 1, 2009, we adopted SFAS 157-4 (ASC 820-10), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly”. SFAS 157-4 (ASC 820-10) provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price notion. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157 (ASC 820-10). It also requires additional disclosures for instruments within the scope of SFAS 157 (ASC 820-10) to include inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities.

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

Fair value – Securities

Level 1 – Securities

Recent quoted prices from exchange transactions are used for debt and equity securities that are actively traded on exchanges and for U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid over the counter markets. We include these securities in Level 1 of the SFAS 157 (ASC 820-10) hierarchy.

The Bank of New York Mellon Corporation    37

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

The pricing sources did not discontinue pricing for any securities in our investment securities portfolio at June 30, 2009.

The prices provided by pricing sources are subject to review and challenges by industry participants, including ourselves.

Level 3 – Securities

In the first quarter of 2009, we changed our valuation technique for determining the fair value of certain securities when there has been a significant decline in volume and market activity. Recent transactions in certain non-agency RMBS and commercial mortgage-

backed securities may not reflect orderly transactions in the marketplace. In adopting the guidance of SFAS 157-4 (ASC 820-10), for these securities, we adjust the discount rate to reflect “an orderly transaction” in the current marketplace. We used a discount rate that was determined based on our assessment of the credit quality of the non-agency RMBS and commercial mortgage-backed securities. The discount rate was derived based on input from market participants as to the appropriate discount rate under current market conditions for hypothetical bond issuances that exhibit credit features similar to the bonds we hold.

To further reflect current market conditions we weighted our internally modeled price with prices derived from pricing sources to calculate the fair market value in an orderly transaction.

Approximately 92% of our securities are valued by pricing sources with reasonable levels of price transparency. Approximately 8% of our securities are priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the SFAS 157 (ASC 820-10) hierarchy.

See Note 16 to the Notes to Consolidated Financial Statements for details of our securities by SFAS 157 (ASC 820-10) hierarchy level.

Fair value – Derivative financial instruments

Level 1– Derivative financial instruments

We include derivative financial instruments that are actively traded on exchanges, principally foreign exchange futures and forward contracts, in Level 1 of the SFAS 157 (ASC 820-10) hierarchy.

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

Substantially all of our model-priced derivative financial instruments are included in Level 2 of the SFAS 157 (ASC 820-10) hierarchy.

38    The Bank of New York Mellon Corporation

Level 3 – Derivative financial instruments

Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. These interest rate swaps are included in Level 3 of the SFAS 157 (ASC 820-10) hierarchy and compose less than 1% of our derivative financial instruments.

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

To confirm that our valuation policies are consistent with exit price as prescribed by SFAS 157 (ASC 820-10), we reviewed our derivative valuations using recent transactions in the marketplace, pricing services and the results of similar types of transactions. As a result of maximizing observable inputs as required by SFAS 157 (ASC 820-10), in 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties.

For details of our derivative financial instruments by SFAS 157 (ASC 820-10) hierarchy level, see Note 16 to the Notes to Consolidated Financial Statements.

Fair value option

SFAS 159 (ASC 825-10) provides the option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159 (ASC 825-10), fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in income. At June 30, 2009, we applied the fair value option to $110 million of unfunded loan commitments. These unfunded loan commitments are valued using quotes from dealers in the loan markets, and we include these in Level 3 of the SFAS 157 (ASC 820-10) hierarchy. See Note 17 to the Notes to Consolidated Financial Statements for additional disclosure regarding SFAS 159 (ASC 825-10).

Also in 2008, we elected fair value accounting for other short-term investments – U.S. government-backed commercial paper ($5.6 billion at Dec. 31, 2008) and borrowings from Federal Reserve related to asset-backed commercial paper ($5.6 billion at Dec. 31, 2008). There were no balances outstanding for these instruments at March 31, 2009 and June 30, 2009.

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

Other-than-temporary impairment

In April 2009, the FASB issued SFAS 115-2 (ASC 320-10) which modifies the OTTI model for investments in debt securities. Under this guidance, a debt security is considered impaired if its fair value is less than its amortized cost basis. An OTTI is triggered if (1) the intent is to sell the security, (2) the security will more likely than not have to be sold before the impairment is recovered, or (3) the amortized cost basis is not expected to be recovered. When an entity does not intend to sell the security before recovery of its cost basis, it will recognize the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income.

For each non-agency RMBS, which includes Alt-A, subprime RMBS and prime RMBS, not backed by

The Bank of New York Mellon Corporation    39

the government, in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI has occurred. To determine if the unrealized loss for non-agency RMBS is other-than-temporary, we project total estimated defaults of the underlying assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given RMBS position will be subject to a write-down or loss, we record the expected credit loss as a charge to earnings.

Since the end of the fourth quarter of 2008, the housing market indicators and the broader economy have continued to deteriorate. To reflect the declining value of homes in the current environment, we adjusted our non-agency RMBS loss severity assumptions to decrease the amount we expect to receive to cover the value of the original loan. See Note 5 of Notes to Consolidated Financial Statements for projected weighted average default rates and loss severities for recent vintages of Alt-A, subprime and prime RMBS. If actual delinquencies, default rates and loss severity assumptions worsen, we would expect additional impairment losses to be recorded in future periods.

As previously mentioned, deterioration in the economy continues to have a significant impact on our most problematic securities, the Alt-A, subprime and prime RMBS portfolios. In the second quarter of 2009, we recorded $124 million (pre-tax) of impairment charges on our Alt-A, subprime and prime portfolios. If we were to increase or decrease each of our loss severity and projected default rates on each of the positions in these portfolios by 100 basis points, impairment charges on these securities would have increased by $52 million (pre-tax) or decreased by $42 million (pre-tax) in the second quarter of 2009.

The home equity lines of credit (“HELOC”) portfolio holdings are regularly evaluated for potential OTTI. The HELOC securities credit enhancement is provided by a combination of excess spread, over-collateralization, subordination, and a note insurance policy provided by one of six monoline insurers. For the HELOC holdings, the rating is highly dependent upon the rating of the monoline insurance provider. At June 30, 2009, HELOCs with a face value of approximately $636 million and a fair market value of approximately $219 million are guaranteed by various monoline insurers. Subsequent to June 30, 2009, credit quality at one of the monoline insurers declined and, as a result, the Company may have additional OTTI charges on HELOCs in the third quarter of 2009. The securities supported by the insurer had a fair value of $50 million at June 30, 2009.

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

In addition, we assess OTTI for an appropriate subset of our investment securities subject to EITF 99-20 (ASC 325-40) and as amended by FASB Staff Position EITF 99-20-1 (ASC 325-40) “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (ASC 325-40) by testing for an adverse change in cash flows. Any unrealized loss on a security identified as other than temporarily impaired under EITF 99-20 (ASC 325-40) analysis is charged to earnings.

Upon acquisition of a security, the Company decides whether it is within the scope of EITF 99-20 (ASC 325-40) or will be evaluated for impairment under SFAS 115 (ASC 320-10). Subsequently, if the security is downgraded, we do not alter this decision.

EITF 99-20 (ASC 325-40) is an interpretation of SFAS 115 (ASC 320-10) for certain debt securities which are beneficial interests in securitized financial assets. Specifically, EITF 99-20 (ASC 325-40) provides incremental impairment guidance for a subset of the debt securities within the scope of SFAS 115 (ASC 320-10). For securities where there is no debt rating at acquisition, and the security is a beneficial interest in securitized financial assets, the Company uses the EITF 99-20 (ASC 325-40) impairment model. For securities where there is no debt rating at acquisition and the security is not a beneficial interest in securitized financial assets the

40    The Bank of New York Mellon Corporation

Company uses the SFAS 115 (ASC 320-10) impairment model.

Consolidated balance sheet review

At June 30, 2009, total assets were $203.0 billion compared with $237.5 billion at Dec. 31, 2008. Deposits totaled $130.6 billion at June 30, 2009 and $159.7 billion at Dec. 31, 2008. The decrease in total assets and deposits from Dec. 31, 2008 reflects a decline in the size of the balance sheet, which had been anticipated, as short-term credit markets eased and noninterest-bearing deposits taken in during the credit crisis decreased. Total assets averaged $208.5 billion in the second quarter of 2009, compared with $220.1 billion in the first quarter of 2009 and $196.0 billion in the second quarter of 2008. Total deposits averaged $131.7 billion in the second quarter of 2009, $145.0 billion in the first quarter of 2009 and $118.2 billion in the second quarter of 2008.

At June 30, 2009, we had available funds of approximately $67 billion compared with $78 billion at March 31, 2009. Our percentage of liquid assets to total assets was 33% at June 30, 2009 compared with 38% at March 31, 2009. As our balance sheet returned to expected levels in the second quarter of 2009, the level of liquid assets held by the Company decreased, reflecting lower deposit levels as well as our strategy to reduce cash held at central banks and invest in securities issued by government-sponsored and guaranteed entities with a duration of approximately 2-4 years.

Investment securities were $48.9 billion or 24% of total assets at June 30, 2009, compared with $39.4 billion or 17% of total assets at Dec. 31, 2008. The increase in investment securities primarily relates to our strategy of investing in securities issued by government-sponsored and government-guaranteed entities.

Loans were $38.2 billion or 19% of total assets at June 30, 2009, compared with $43.4 billion or 18% of total assets at Dec. 31, 2008. The decrease in loan levels was primarily due to lower overdrafts, the reclassification of MUNB to discontinued operations and our institutional credit strategy to reduce targeted exposure.

Trading assets were $7.6 billion at June 30, 2009 compared with $11.1 billion at Dec. 31, 2008. Trading liabilities were $6.9 billion at June 30, 2009 compared with $8.1 billion at Dec. 31, 2008. The decrease in both trading assets and trading liabilities reflects the change in interest rates, foreign exchange rates and the settlement of contracts.

Total shareholders’ equity applicable to The Bank of New York Mellon Corporation was $27.3 billion at June 30, 2009 and $28.1 billion at Dec. 31, 2008. The decrease in total shareholders’ equity primarily reflects the second quarter 2009 repurchase of the Series B preferred stock issued to the U.S. Treasury, partially offset by the common stock issuance in the second quarter of 2009.

Investment securities

The following table shows the distribution of our total securities portfolio at fair value:

Investment securities (at fair value)
(in millions)	June 30, 2009	Dec. 31, 2008
Fixed income securities:
Mortgage and asset-backed securities	$34,746	$32,081
Corporate debt:
Government-sponsored and guaranteed entities	1,869	983
Other	396	695
Short-term money market instruments	167	106
U.S. government obligations	3,367	781
U.S. government agencies	1,283	1,299
State and political subdivisions	778	1,076
Other foreign debt:
Government-sponsored and guaranteed entities	4,491	-
Other	47	10
Subtotal fixed income securities	47,144	37,031
Equity securities:
Money market or fixed income funds	987	1,325
Other	100	41
Subtotal equity securities	1,087	1,366
Total investment securities – fair value	$48,231	$38,397
Total investment securities – carrying value	$48,938	$39,435

At June 30, 2009, the carrying value of our investment securities portfolio was $48.9 billion compared with $39.4 billion at Dec. 31, 2008. Average investment securities were $51.9 billion in the second quarter of 2009, compared with $43.5 billion in the first quarter of 2009.

The increase in the securities portfolio primarily reflects our strategy to reduce cash held at central banks and invest in securities issued by government-sponsored and guaranteed entities with a duration of 2-4 years.

The Bank of New York Mellon Corporation    41

The following table provides the detail of our total securities portfolio:

Securities portfolio at June 30, 2009	Amortized Cost	Fair Value	Fair Value as % of Amortized Cost (a)	Portfolio Aggregate Unrealized Gain/(Loss)	Quarter to-date Change in Unrealized Gain/(Loss)	Life-to-date/ Impairment Charge	Ratings
(dollar amounts in millions)							AAA to AA-	A+ to A-	BBB+ to BBB-	BB+ and lower
Watch list:
Alt-A RMBS	$7,781	$4,717	56%	$(3,064)	$474	$582	16%	6%	4%	74%
European floating rate notes	7,254	5,731	78	(1,523)	(224)	70	100	-	-	-
Prime/Other RMBS	5,759	4,178	72	(1,581)	(126)	15	46	10	11	33
Commercial MBS	2,805	2,244	79	(561)	(48)	22	98	1	1	-
Subprime RMBS	1,517	896	57	(621)	(55)	56	60	16	11	13
Credit cards	657	603	84	(54)	184	63	-	96	1	3
Home equity lines of credit	503	219	32	(284)	22	172	25	-	4	71
Other	636	423	38	(213)	113	477	-	5	11	84
Total watch list (b)	$26,912	$19,011	67%	$(7,901)	$340	$1,457	59%	8%	4%	29%
Agency RMBS	15,683	15,842	101	159	(83)	-	100	-	-	-
Other	13,358	13,378	100	20	(11)	2	89	2	2	7
Total	$55,953	$48,231	84%	$(7,722)	$246	$1,459	81%	4%	2%	13%

(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of additional impairment charges.

The unrealized net of tax loss on our securities portfolio recorded in OCI was $4.4 billion at June 30, 2009 compared with $4.5 billion at March 31, 2009. The improvement in the net of tax loss on our securities portfolio reflects the tightening of spreads, partially offset by higher interest rates and the impact of SFAS 157-4 (ASC 820-10). We do not intend to sell these securities and it is not more likely than not that we will have to sell. We routinely test our investment securities for OTTI. As a result, we recorded an impairment charge of $256 million (pre-tax) in the second quarter of 2009.

As a result of adopting SFAS 157-4 (ASC 820-10), the unrealized pre-tax loss decreased by approximately $1.2 billion in the first quarter of 2009, reflecting the price at which the total securities portfolio would sell in a more orderly market. As the credit markets improved and became more orderly during the second quarter of 2009, the SFAS 157-4 (ASC 820-10) related unrealized pre-tax loss declined to approximately $400 million at June 30, 2009. Excluding the impact of SFAS 157-4 (ASC 820-10), the unrealized pre-tax loss on the securities portfolio would have decreased by approximately $1.0 billion (pre-tax) at June 30, 2009, and the fair value of the portfolio would have been $400 million (pre-tax) less than the current fair value.

In the second quarter of 2009, we reclassified the European Floating Rate Notes to the watch list category. These securities are very highly rated (100% are included in the AAA to AA- category) and well seasoned, but given the deterioration in the European housing market and the impairment of a small number of these securities, we determined a reclassification to the watch list category was appropriate.

At June 30, 2009, we had $151 million of accretable discount related to securities acquired in the consolidation of two commercial paper conduits, Three Rivers Funding Corporation and Old Slip Funding, LLC with a remaining estimated life of approximately 3.6 years. For these securities, the accretion of discount increased net interest revenue and is recorded on a level yield basis. Discount accretion totaled $24 million in the second quarter of 2009, $20 million in the first quarter of 2009, $20 million in the second quarter of 2008, as well as $44 million and $37 million in the first half of 2009 and 2008, respectively.

In addition, at June 30, 2009, we also had $118 million of net amortizable purchase premium related to securities which were not impaired with a remaining estimated life of approximately 4.5 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $9 million and $6 million in the second quarter and first half of 2009 and net discount of $3 million in the first quarter of 2009. In 2008 there was less than $1 million of net discount accretion in the second quarter of 2008 and $2 million of premium amortization in the first half of 2008.

42    The Bank of New York Mellon Corporation

The following table provides pre-tax net securities losses (impairment charges) by type. Securities write-downs in 2008 reflect mark-to-market (both credit and non-credit) impairment write-downs.

Net securities losses (impairment charges)					YTD
(in millions)	2Q09	1Q09		2Q08	2009		2008

Alt-A RMBS	$114	$125		$72	$239		$72
European floating rate notes	66	4		-	70		-
Credit cards	26	2		-	28		-
Prime RMBS	9	3		-	12		-
Home equity lines of credit	4	18		30	22		58
Subprime RMBS	1	-		-	1		-
Other	36	143	(a)	50	179	(a)	95

Total net securities losses	$256	$295		$152	$551		$225

(a)	Includes $95 million resulting from the impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

If the expected performance of the underlying collateral of any or all of these securities deteriorates, additional impairments may be recorded against such securities in future periods, as necessary.

At the time of purchase, 100% of our Alt-A portfolio was rated AAA. At June 30, 2009, this portfolio had migrated to 16% AAA to AA- rated, 6% A+ to A-, 4% BBB+ to BBB- and 74% BB+ and lower. At the time of purchase, the portfolio’s weighted-average FICO score was 715 and its weighted-average LTV was 74%.

Approximately 50% of the Alt-A portfolio is supported by better performing fixed-rate collateral and the portfolio’s weighted-average current credit enhancement is approximately 13%. At June 30, 2009, the unrealized loss on this portfolio was $3.1 billion and approximately 3% of the portfolio consisted of pay-option adjustable rate mortgage collateral (“option ARMS”). At June 30, 2009, the securities for which option ARMs were all or a portion of the underlying collateral were rated 3% AAA to AA-, 15% A+, 5% BBB- and 77% BB+ and lower.

The table below shows the vintages of our Alt-A RMBS, prime/other RMBS, subprime RMBS and commercial MBS portfolios at June 30, 2009.

Vintages at June 30, 2009			Life-to-date impairment charges
(in millions)	Amortized cost	Fair value		Fair value as a % of amortized cost (a)

Alt-A RMBS
2007	$2,201	$1,171	$235	48%
2006	2,575	1,390	257	49
2005	2,271	1,598	90	68
2004 and earlier	734	558	-	76

Total	$7,781	$4,717	$582	56%

Prime/other RMBS
2007	$1,866	$1,257	$14	67%
2006	1,241	880	1	71
2005	1,664	1,278	-	77
2004 and earlier	988	763	-	77

Total	$5,759	$4,178	$15	72%

Subprime RMBS
2007	$126	$60	$30	39%
2006	169	88	26	45
2005	222	112	-	50
2004 and earlier	1,000	636	-	64

Total	$1,517	$896	$56	57%

Commercial MBS
2007	$896	$689	$12	76%
2006	705	564	10	79
2005	581	445	-	77
2004 and earlier	623	546	-	88

Total	$2,805	$2,244	$22	79%

(a)	Fair value as a percentage of amortized cost before impairment.

At June 30, 2009, the fair value of our subprime mortgage securities portfolio was $896 million with 60% of the portfolio rated AA- or higher. The weighted-average current credit enhancement on this portfolio was approximately 34% at June 30, 2009.

The HELOC securities are tested for impairment based on the quality of the underlying security and the condition of the monoline insurer providing credit support. Securities were deemed impaired if we expected they would not be repaid in full without the support of the insurer and the insurer was not rated investment grade by at least one rating agency. The write-downs on HELOC securities in the second quarter of 2009 resulted from further deterioration of the underlying assets.

The following tables show the geographical location and ratings of the fair value of the European floating rate notes at June 30, 2009.

The Bank of New York Mellon Corporation    43

Fair value (dollars in millions)	United Kingdom	Netherlands	Other	Total

RMBS	$2,271	$1,327	$1,250	$4,848
Other	415	67	401	883
Total	$2,686	$1,394	$1,651	$5,731

	AAA to AA-	A+ to A-	BBB+ to BBB-	BB+ and lower

RMBS	84%	-%	-%	-%
Other	16	-	-	-

Total	100%	-%	-%	-%

No material gains or losses were recorded on securities sold from the available-for-sale portfolio in the second quarter of 2009.

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	June 30, 2009		Dec. 31, 2008

Municipal securities	$637		$591
Mortgage-backed securities	157		171
Home equity lines of credit securities	215		334
Other asset-backed securities	7		7

Total fair value	$1,016	(a)	$1,103

Amortized cost less write-downs	$1,414		$1,384

Mark-to-market unrealized (loss) (pre-tax)	$(398)		$(281)

(a)	The par value guaranteed by the monoline insurers was $1.5 billion.

At June 30, 2009, securities guaranteed by monoline insurers were rated 36% AAA to AA-, 21% A+ to A-, 19% BBB+ to BBB- and 24% BB+ and lower. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer.

See Note 16 to the Notes to Consolidated Financial statements for the detail of securities by level in the fair value hierarchy.

Loans

Total loans (in billions)	June 30, 2009	Dec. 31, 2008

Period end:
Non-margin	$34.3	$39.4
Margin	3.9	4.0

Total	$38.2	$43.4

Quarterly average:
Non-margin	$32.9	$45.0
Margin	4.1	4.9

Total	$37.0	$49.9

Total loans were $38.2 billion at June 30, 2009, compared with $43.4 billion at Dec. 31, 2008. The decrease in total loans primarily reflects lower overdrafts, the reclassification of MUNB to discontinued operations and our institutional credit strategy to reduce targeted risk exposure, partially offset by an increase in wealth management loans and mortgages.

The following table provides additional details on our credit exposures and outstandings at June 30, 2009 compared with Dec. 31, 2008.

Total exposure - consolidated	June 30, 2009			Dec. 31, 2008
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure

Non-margin loans:
Financial institutions	$11.1	$19.9	$31.0	$11.0	$23.2	$34.2
Commercial	4.6	24.3	28.9	6.3	24.9	31.2

Subtotal institutional	15.7	44.2	59.9	17.3	48.1	65.4
Wealth management loans and mortgages	5.7	2.0	7.7	5.3	2.3	7.6
Lease financing	3.7	0.1	3.8	4.0	0.1	4.1
Commercial real estate	2.0	1.7	3.7	3.1	1.7	4.8
Other residential mortgages	2.3	-	2.3	2.5	0.1	2.6
Overdrafts	4.9	-	4.9	7.0	-	7.0
Other	-	0.1	0.1	0.2	0.3	0.5

Subtotal non-margin loans	34.3	48.1	82.4	39.4	52.6	92.0
Margin loans	3.9	-	3.9	4.0	-	4.0
Total	$38.2	$48.1	$86.3	$43.4	$52.6	$96.0

44    The Bank of New York Mellon Corporation

At June 30, 2009, total exposures were $86.3 billion, a decrease of 10% from $96.0 billion at Dec. 31, 2008, reflecting our institutional credit strategy to reduce risk in our portfolio, lower overdrafts and the reclassification of $1.6 billion of MUNB loans to discontinued operations.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 69% of our total lending exposure.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2009					Dec. 31, 2008
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure

Securities industry	$5.7	$2.0	$7.7	92%	95%	$4.0	$2.9	$6.9
Insurance	0.5	6.2	6.7	94	42	0.6	6.4	7.0
Banks	3.0	3.1	6.1	64	91	3.5	2.4	5.9
Asset managers	0.9	3.2	4.1	92	80	0.8	5.5	6.3
Government	0.3	3.1	3.4	92	21	1.4	3.0	4.4
Other	0.7	2.3	3.0	83	40	0.7	3.0	3.7

Total	$11.1	$19.9	$31.0	90%	67%	$11.0	$23.2	$34.2

The financial institutions portfolio exposure was $31.0 billion at June 30, 2009, compared to $34.2 billion at Dec. 31, 2008. The decrease from Dec. 31, 2008 primarily reflects lower exposure to asset managers and governments, partially offset by increased exposure to broker-dealers. Exposures to financial institutions are high quality with 90% meeting the investment grade equivalent criteria of our rating system at June 30, 2009. These exposures are generally short-term, with 67% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 92% meeting our investment grade equivalent ratings criteria as of June 30, 2009. These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

At June 30, 2009, insurance exposure in the table above included $64 million of direct credit exposure to four monoline financial guaranty insurers, down 48% from $122 million at Dec. 31, 2008. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

The Bank of New York Mellon Corporation    45

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	June 30, 2009					Dec. 31, 2008
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$0.9	$2.0	$2.9	56%	18%	$1.1	$2.3	$3.4
Manufacturing	1.4	6.8	8.2	81	19	1.5	7.9	9.4
Energy and utilities	1.0	6.7	7.7	85	15	1.7	6.1	7.8
Services and other	1.3	8.8	10.1	81	33	2.0	8.6	10.6
Total	$4.6	$24.3	$28.9	80%	23%	$6.3	$24.9	$31.2

The commercial portfolio exposure decreased 7% to $28.9 million at June 30, 2009, from $31.2 billion at Dec. 31, 2008, reflecting decreased exposure across all exposure categories. Our goal is to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years. Progress towards this goal has been partially offset by the current economic environment.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At June 30, 2009, total exposures in our automotive portfolio included $145 million of secured exposure to one of the big three U.S. automotive manufacturers. This exposure was reduced 35% in the first half of 2009, reflecting paydowns. We also had $134 million of exposure to six automotive suppliers at June 30, 2009. This exposure decreased 21% from Dec. 31, 2008 as a result of paydowns and loan sales.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	Quarter ended
	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Financial institutions	88%	90%	90%	88%	90%
Commercial	83%	81%	80%	78%	80%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities, and jumbo mortgages. The increase in total wealth management loans and mortgages primarily relates to increased mortgage activity.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.6 billion and $238 million of airline exposures at June 30, 2009. Approximately 91% of the leasing exposure is investment grade, or investment grade equivalent. In the second quarter of 2009, we converted $159 million of automotive industry lease exposure to a non-automotive direct finance lease. At June 30, 2009, we carried no automotive exposure in our leasing portfolio.

At June 30, 2009, our $238 million of exposure to the airline industry consisted of a $19 million real estate lease exposure, as well as the airline-leasing portfolio which included $83 million to major U.S. carriers, $122 million to foreign airlines and $14 million to U.S. regionals.

The airline industry continued to face difficult operating conditions in the second quarter of 2009. A weaker economic outlook for the remainder of 2009 is having a dampening effect on airline financial results and aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

46    The Bank of New York Mellon Corporation

We utilize the leasing portfolio as part of our tax cash flow management strategy.

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.7 billion at June 30, 2009 and $4.8 billion at Dec. 31, 2008. At June 30, 2009, we reclassified the commercial real estate portfolio at MUNB to discontinued operations. At June 30, 2009, approximately 69% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with approximately 54% secured by residential buildings, approximately 29% secured by office buildings, approximately 9% secured by retail properties and 8% by other categories. Approximately 84% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At June 30, 2009, our commercial real estate portfolio was comprised of the following concentrations: New York metro – 50%; investment grade REITs – 30%; and other – 20%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1- 4 family residential mortgage loans. At June 30, 2009, we had less than $15 million in subprime mortgages included in this portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

The Bank of New York Mellon Corporation    47

Allowance for credit losses
(dollar amounts in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008	June 30, 2008
Margin loans	$3,922	$3,516	$3,977	$5,489
Non-margin loans	34,312	37,972	39,417	45,079
Total loans	$38,234	$41,488	$43,394	$50,568
Quarterly activity
Allowance for credit losses:
Beginning balance	$559	$529	$494	$487
Transferred to discontinued operations	(40)	-	-	-
Provision for credit losses (a)	61	80	60	25
Sale of M1BB	-	-	-	(13)
Net (charge-off) recoveries:
Commercial	(25)	(22)	(11)	(3)
Commercial real estate	(13)	(17)	(3)	(9)
Other residential mortgages	(16)	(12)	(11)	(2)
Foreign	-	-	1	-
Wealth management	-	-	(1)	-
Leasing	-	1	-	1
Net (charge-offs) recoveries	(54)	(50)	(25)	(13)
Total allowance for credit losses (a)	$526	$559	$529	$486
Allowance for loan losses	$434	$470	$415	$353
Allowance for unfunded commitments	92	89	114	133
Allowance for loan losses as a percent of total loans	1.14%	1.13%	0.96%	0.70%
Allowance for loan losses as a percent of non-margin loans	1.27%	1.24%	1.05%	0.78%
Total allowance for credit losses as a percent of total loans	1.38%	1.35%	1.22%	0.96%
Total allowance for credit losses as a percent of non-margin loans	1.53%	1.47%	1.34%	1.08%

(a)

The allowance for credit losses at June 30, 2009 excludes discontinued operations. The allowance for credit losses includes discontinued operations of $40 million at March 31, 2009, $35 million at Dec. 31, 2008 and $28 million at June 30, 2008. The provision for credit losses includes discontinued operations of $21 million at March 31, 2009, $5 million at Dec. 31, 2008 and $12 million at June 30, 2008.

The total allowance for credit losses was $526 million at June 30, 2009, $559 million at March 31, 2009, $529 million at Dec. 31, 2008 and $486 million at June 30, 2008. The decrease in the allowance for credit losses compared with March 31, 2009 resulted from net charge-offs of $54 million and a transfer of $40 million of the allowance for credit losses to discontinued operations in the second quarter of 2009. The ratio of the total allowance for credit losses to non-margin loans was 1.53% at June 30, 2009, 1.47% at March 31, 2009, 1.34% at Dec. 31, 2008 and 1.08% at June 30, 2008. The ratio of the allowance for loan losses to non-margin loans was 1.27% at June 30, 2009, 1.24% at March 31, 2009, 1.05% at Dec. 31, 2008 and 0.78% at June 30, 2008. The growth in these ratios resulted from a decrease in non-margin loans and additional reserves held on higher-risk rated loans and mortgages.

We had $3.9 billion of secured margin loans on our balance sheet at June 30, 2009 compared with $3.5 billion at March 31, 2009. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

48    The Bank of New York Mellon Corporation

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

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	June 30, 2009	March 31, 2009 (a)	Dec. 31, 2008 (a)	June 30, 2008 (a)
Commercial	67%	65%	57%	55%
Other residential mortgages	19	16	15	12
Commercial real estate	2	10	10	6
Wealth management	5	4	5	3
Foreign	1	1	1	2
Unallocated	6	4	12	22
Total	100%	100%	100%	100%

(a)	Includes discontinued operations.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The decrease in the percentage of allowance for credit losses allocated to commercial real estate reflects the reclassification of MUNB to discontinued operations. The percentage of the unallocated allowance for credit losses was 6% at June 30, 2009, up from 4% at March 31, 2009 and down from 12% at Dec. 31, 2008 and 22% at June 30, 2008. The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment.

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008
Loans:
Commercial real estate	$58	$190	$124
Other residential mortgages	170	151	99
Commercial	82	65	60
Wealth management	61	4	1
Foreign	1	2	-
Total nonperforming loans	372	412	284
Other assets owned	6	9	8
Total nonperforming assets (a)	$378	$421	$292
Nonperforming assets ratio	1.0%	1.0%	0.7%
Allowance for loan losses/nonperforming loans	116.7	114.1	146.1
Allowance for loan losses/nonperforming assets	114.8	111.6	142.1
Total allowance for credit losses/nonperforming loans	141.4	135.7	186.3
Total allowance for credit losses/nonperforming assets	139.2	132.8	181.2

(a)

Nonperforming assets at June 30, 2009 exclude discontinued operations. Nonperforming assets at March 31, 2009 and Dec. 31, 2008 include discontinued operations of $130 million and $96 million, respectively.

The sequential quarter decrease in nonperforming assets primarily resulted from the movement of $156 million to discontinued operations and $20 million in net charge-offs. This was partially offset by the addition of a $58 million loan to a private wealth client, a $17 million net increase in commercial loans driven by a $15 million loan to a newspaper publisher, and a $19 million net increase in other residential mortgages. Nonperforming assets are expected to increase in the third and fourth quarters of 2009. The ratio of allowance for loan losses to nonperforming assets was 114.8% at June 30, 2009 compared with 111.6% at March 31, 2009.

Commercial loans are placed on nonaccrual status when principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. Residential mortgage loans are generally placed on nonaccrual status, when, in our judgment, collection is in doubt or the loans are 90 days or more delinquent, subject to an impairment test. Real estate acquired in satisfaction of loans is carried in other assets at the lower of the recorded investment in the property or fair value minus estimated costs to sell. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest receipts on nonaccrual and impaired loans are recognized as interest revenue or are applied to principal when we believe the ultimate collectability of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current.

The Bank of New York Mellon Corporation    49

Nonperforming assets quarterly activity (in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008
Balance at beginning of period	$421	$292	$267
Additions	143	171	45
Net charge-offs	(21)	(39)	(15)
Paydowns/sales	(5)	(4)	(5)
Transferred to discontinued operations	(156)	-	-
Other	(4)	1	-
Balance at end of period	$378	$421	$292

Loans past due 90 days or more as to principal or interest totaled $449 million at June 30, 2009, compared with $409 million at March 31, 2009. Past due loans at both June 30, 2009 and March 31, 2009 include loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. Additionally, the increase in past due loans at June 30, 2009 compared with March 31, 2009 primarily reflects $25 million in commercial real estate loans and $21 million in residential mortgages.

Interest income would have increased by $1.6 million and $2.0 million for the second quarters of 2009 and 2008 if loans on nonaccrual status at June 30, 2009 and 2008 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $5.4 million and $5.0 million for 2009 and 2008 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	June 30, 2009	March 31, 2009	Dec. 31, 2008	June 30, 2008
Impaired loans with an allowance	$200	$240	$165	$186
Impaired loans without an allowance (a)	1	27	21	25
Total impaired loans	$201	$267	$186	$211
Allowance for impaired loans (b)	$41	$68	$51	$37
Average balance of impaired loans during quarter	124	50	178	136

(a)

When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $130.6 billion at June 30, 2009, compared with $159.7 billion at Dec. 31, 2008. The decrease in deposits reflects a continued roll-off of client cash that sought a safe haven during the credit crisis.

Noninterest-bearing deposits were $36.1 billion at June 30, 2009, compared with $55.8 billion at Dec. 31, 2008. Interest-bearing deposits were $94.5 billion at June 30, 2009, compared with $103.9 billion at Dec. 31, 2008.

Support agreements

We voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates. The support agreements relate primarily to the BNY Mellon Institutional Cash Reserve Fund used for the reinvestment of cash collateral within our securities lending business and four Dreyfus money market funds.

These support agreements are designed to enable these funds to continue to operate at a stable share price of $1.00. In the second quarter of 2009, we recorded a credit to support agreement charges of $15 million (pre-tax). This credit reflects a reduction in the support agreement reserve primarily due to improved pricing of Lehman Brothers (“Lehman”) securities. At June 30, 2009, the value of Lehman increased to 14.75% from 12.5% at March 31, 2009.

At June 30, 2009, our additional potential maximum exposure to support agreements was approximately $266 million, based on the securities subject to these agreements being valued at zero and the NAV of the

50    The Bank of New York Mellon Corporation

related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($215 million) as well as other client agreements ($51 million).

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

At June 30, 2009, we had approximately $47 billion of liquid funds and $20 billion of cash (including approximately $16 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $67 billion of available funds. This compares with available funds of $105 billion at Dec. 31, 2008. Our liquid assets to total assets were 33% at June 30, 2009, compared with 44% at Dec. 31, 2008. This decrease reflects lower cash balances, primarily deposits with the Federal Reserve and other central banks, resulting from the decline in noninterest-bearing deposits as client cash that sought a safe haven during the credit crisis continued to roll-off.

On an average basis for the first six months of 2009 and 2008, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $25.4 billion and $22.0 billion, respectively. The increase primarily reflects a higher level of money market rate accounts, partially offset by lower levels of federal funds purchased and certificates of deposits greater than $100,000. Average foreign deposits, primarily from our European-based securities servicing business, were $74.4 billion and $69.8 billion for the first six months of 2009 and 2008, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust and asset servicing businesses. Domestic savings and other time deposits averaged $6.0 billion for the first six months of 2009, compared with $8.3 billion for the first six months of 2008. The first half of 2008 included a large government agency deposit.

Average payables to customers and broker-dealers were $4.4 billion for the first six months of 2009 and $5.2 billion for the first six months of 2008. Long-term debt averaged $16.1 billion and $17.0 billion for the first six months of 2009 and 2008, respectively. The decrease in long-term debt reflects maturities and our strong liquidity position. Average noninterest-bearing deposits increased to $37.9 billion in the first six months of 2009 from $25.0 billion in the first six months of 2008, primarily reflecting a significant increase in customer deposits in late 2008, reflecting a flight to quality. As expected, these deposits rolled-off during the first half of 2009. A significant reduction in our securities servicing businesses would reduce our access to deposits.

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

At June 30, 2009, our bank subsidiaries had the ability to pay dividends of approximately $2.4 billion to the Parent without the need for a regulatory waiver. This dividend capacity would increase in the remainder of 2009 to the extent of the banks’ net income less dividends. At June 30, 2009, nonbank

The Bank of New York Mellon Corporation    51

subsidiaries of the Parent had liquid assets of approximately $1.1 billion. These assets could be liquidated and the proceeds delivered by dividend or loan to the Parent.

For the quarter ended June 30, 2009, the Parent’s quarterly average commercial paper borrowings were $263 million compared with $29 million for the quarter ended June 30, 2008. The Parent had cash of $4.6 billion at June 30, 2009 compared with $5.0 billion at Dec. 31, 2008. Commercial paper outstandings issued by the Parent were $272 million and $16 million at June 30, 2009 and Dec. 31, 2008, respectively. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2009 decreased by $641 million compared with Dec. 31, 2008 reflecting the repurchase of the preferred stock issued to the Treasury as part of TARP primarily offset by the common stock and debt offerings in the second quarter of 2009. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to take dividends from its banks or issue debt.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at June 30, 2009 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 1.3; and
•	adequate capitalization of all our banks for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at June 30, 2009.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities.

Access to the capital markets is partially dependent on our credit ratings, which, as of June 30, 2009 were as follows:

Debt ratings at June 30, 2009

	Moody’s	Standard & Poor’s	Fitch	Dominion Bond Rating Service
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA	(low)
Subordinated debt	Aa3	A+	A+	A	(high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Stable (long-term)

In July 2009, the rating agencies affirmed all of the ratings of the Company and its subsidiaries.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries.

The Parent has $725 million of long-term debt that will become due in 2009 subsequent to June 30, 2009. The Parent has the option to call $838 million of subordinated debt in the remainder of 2009, which it expects to call and refinance if market conditions are favorable.

In the second quarter of 2009, the Company issued 48 million common shares, at $28.75 per share, for a total of $1.4 billion.

Also in the second quarter of 2009, we issued $1.5 billion of senior debt comprised of:

•	$1 billion of 5-year senior medium-term notes at a rate of 4.3%. These notes will mature in May 2014; and
•	$500 million of 10-year senior medium-term notes at a rate of 5.45%. These notes will mature in May 2019.

These senior medium term notes are not guaranteed under the FDIC’s Temporary Liquidity Guarantee Program.

In June 2009, the Company repurchased the 3 million shares of its Series B preferred stock issued to the U.S. Treasury in October 2008 as part of TARP. The

52    The Bank of New York Mellon Corporation

Company paid the U.S. Treasury $3.0 billion, which reflects the liquidation value of the preferred stock.

On August 5, 2009, the Company repurchased the warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program. The repurchase price was $136 million. The impact of the repurchase was to reduce the Company’s Tier 1 Capital ratio by 11 basis points.

In the second quarter of 2009, $300 million of the Company’s senior debt matured.

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

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at June 30, 2009 and 2008 were 103.48% and 102.53%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

Pershing LLC, an indirect subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $805 million with 14 financial institutions matures in March 2010. In the second quarter of 2009, the average borrowing against this line of credit was $9 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2009. The average borrowing against this line of credit was $31 million during the second quarter of 2009. Pershing LLC has five separate uncommitted lines of credit amounting to $1.125 billion in aggregate. Average daily borrowing under these lines was $56 million, in aggregate, during the second quarter of 2009.

Pershing Limited, an indirect U.K.-based subsidiary of the Company, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $171 million is with three financial institutions and matures in March 2010. In the second quarter of 2009, there were no borrowings against these lines of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $11 million, in aggregate, during the second quarter of 2009.

Statement of cash flows

Cash provided by operating activities was $0.3 billion for the first six months of 2009, compared with $1.9 billion for the six months ended June 30, 2008. In the first six months of 2009, earnings, partially offset by changes in trading activities, accruals and other balances were a significant source of funds. Cash flows from operations in the first six months of 2008 were principally the result of increased earnings.

In the first six months of 2009, cash provided by investing activities was $30.9 billion compared with $10.3 billion used for investing activities in the first six months of 2008. In the first six months of 2009, a decrease in interest-bearing deposits with banks and the Federal Reserve and other central banks was a significant source of funds, partially offset by purchases of securities available for sale. In the first six months of 2008, change in federal funds sold and securities purchased under resale agreements, purchases of securities available-for-sale and change in interest-bearing deposits with banks were a significant use of funds.

Through June 30, 2009, cash used for financing activities was $32.2 billion, compared to $7.7 billion provided by financing for the first six months of 2008. In the first six months of 2009, decreases in deposits, other borrowed funds and the repurchase of the Series B preferred stock were significant uses of funds, partially offset by proceeds from the issuance of long-term debt and common stock. In the first six months of 2008, deposits were a significant source of funds, partially offset by a decrease in commercial paper outstanding and the repayment of long-term debt.

The Bank of New York Mellon Corporation    53

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2009	March 31, 2009		Dec. 31, 2008	June 30, 2008
Average total shareholders’ equity to average assets	13.9%	12.7%		11.8%	14.5%

At period end:
Total shareholders’ equity to assets ratio	13.4%	13.9%		11.8%	14.2%
Total shareholders’ equity	$27,276	$28,210		$28,050	$28,569
Tier 1 capital ratio (a)	12.5%	13.8	% (b)	13.2%	9.3%
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (c)	11.1%	10.0%		9.4%	7.9%
Total (Tier 1 plus tier 2) capital ratio	16.0%	17.5%		16.9%	12.9%
Leverage capital ratio	7.6%	7.8%		6.9%	6.4%
Tangible common shareholders’ equity – Non-GAAP (c)	$7,945	$6,325		$5,950	$8,238
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (c)	4.8%	4.2%		3.8%	4.6%
Book value per common share	$22.68	$22.03		$22.00	$24.93
Tangible book value per common share – Non-GAAP (c)	$6.60	$5.48		$5.18	$7.19
Dividend per common share	$0.09	$0.24		$0.24	$0.24
Dividend yield	1.2%	3.4%		3.4%	2.5%
Closing common stock price per share	$29.31	$28.25		$28.33	$37.83
Market capitalization	$35,255	$32,585		$32,536	$43,356
Common shares outstanding	1,202,828	1,153,450		1,148,467	1,146,070

(a)	The Company’s consolidated target minimum Tier 1 capital ratio is 10.0%.
(b)	The Tier 1 capital ratio, excluding the Series B preferred stock, was 11.2% at March 31, 2009.
(c)	See supplemental information beginning on page 59 for the calculation of this ratio.

The decrease in total shareholders’ equity compared with Dec. 31, 2008 primarily resulted from the repurchase of the Series B preferred stock issued to the U.S. Treasury in October 2008 and an increase in the unrealized net of tax loss on our securities available for sale portfolio, partially offset by the common stock offering of 48 million shares ($1.4 billion) in May of 2009 and the retention of earnings. During the first six months of 2009, retained earnings increased $778 million. The unrealized net of tax loss at June 30, 2009 was $4.4 billion compared with $4.5 billion at March 31, 2009 and $4.1 billion at Dec. 31, 2008. The improvement in the net of tax loss on our securities portfolio from March 31, 2009, reflects the tightening of spreads, partially offset by higher interest rates and the impact of SFAS 157-4 (ASC-820-10).

In July 2009, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on Aug. 11, 2009, to shareholders of record as of the close of business on Aug. 3, 2009.

Our Tier 1 capital ratio was 12.5% at June 30, 2009, compared with 13.8% at March 31, 2009 and 13.2% at Dec. 31, 2008. The decrease from March 31, 2009 primarily reflects the repurchase of Series B preferred stock issued as part of TARP offset by the issuance of common shares in May 2009 and earnings retention.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

At June 30, 2009, our total assets were $203.0 billion compared with $237.5 billion at Dec. 31, 2008. The decrease in the balance sheet from Dec. 31, 2008 had an immaterial impact on risk-weighted assets as the decrease was in lower risk-weighted government investments.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 10 basis points while a $100 million change in common shareholders’ equity changes the Tier 1 capital ratio by approximately 8 basis points.

In a non-taxable business combination, deferred tax liabilities are recorded in relation to identifiable intangible assets. The recording of this deferred tax liability results in an increase in goodwill equal to

54    The Bank of New York Mellon Corporation

the amount of the deferred tax liability. Bank regulators and rating agencies adjust total shareholders’ equity upward for the amount of this deferred tax liability since it is a liability for accounting purposes and will never require a cash settlement unless a sale occurs.

Regulatory agencies allow tax deductible goodwill, which must be deducted from Tier 1 capital, to be reduced by the amount of any associated deferred tax liability. This permits banking organizations to reflect the maximum exposure to loss in the event such goodwill is impaired or no longer recognized for financial reporting purposes. The deferred tax liability associated with the Company’s deductible goodwill was $643 million at June 30, 2009.

Our tangible common shareholders’ equity to tangible assets ratio was 4.8% at June 30, 2009, up from 4.2% at March 31, 2009 and 4.6% at Dec. 31, 2008. The increase compared with both periods reflects the $1.4 billion common stock offering in the second quarter of 2009.

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

As part of this program, on Oct. 28, 2008, we issued 3 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant for common stock to the U.S. Treasury.

The $3 billion proceeds received from the U.S. Treasury were allocated between the Fixed Rate Cumulative Perpetual Preferred Stock Series B and the warrant for common stock based on the relative fair values of the preferred stock and warrant at the time of issuance. The proceeds were allocated 92.65% ($2.779 billion) to the preferred stock and 7.35% ($221 million) to the warrant.

The estimated fair value of the preferred stock was determined using a dealer quote and a pricing simulation model that valued the preferred stock as a long-dated fixed income instrument based on option adjusted spreads of similar instruments. The analysis determined a market rate for the preferred stock would be 11.43%. The estimated fair value of the warrant was calculated using a trinomial pricing model. The input assumptions to this model were 40% volatility, 10 year life, risk-free rate of 4.30% and dividend yield of 3.1%.

In June 2009, the Company repurchased the 3 million shares of its preferred stock issued to the U.S. Treasury in October 2008. The Company paid the U.S. Treasury $3.0 billion, which reflects the liquidation value of the preferred stock, and approximately $36 million of unpaid dividends accrued through the repurchase date.

Related to this repurchase, the Company recorded an after-tax redemption charge of $196.5 million in the second quarter of 2009, representing the difference between the amortized cost of the preferred stock and the repurchase price.

Including the approximately $36 million of dividends paid in connection with the repurchase, the Company paid the U.S. Treasury an aggregate of approximately $95 million in dividends on the Series B preferred shares since Oct. 28, 2008.

On Aug. 5, 2009, the Company repurchased the warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program. The warrant was for 14,516,129 shares of our common stock. The repurchase price was $136 million. The impact of the repurchase was to reduce the Company’s Tier 1 Capital ratio by 11 basis points.

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

The Bank of New York Mellon Corporation    55

As of June 30, 2009 and Dec. 31, 2008, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). The consolidated and primary bank subsidiary capital ratios are shown below:

Consolidated and primary bank subsidiary capital ratios (a)

	June 30, 2009		Dec. 31, 2008		June 30, 2008
	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York Mellon
Tier 1 (b)	12.5%	11.8%	13.2%	11.2%	9.3%	8.6%
Total capital (b)	16.0	15.1	16.9	14.7	12.9	12.2
Leverage	7.6	7.6	6.9	5.9	6.4	5.4

(a)	For a banking institution to qualify as “well capitalized”, its Tier 1, Total (Tier 1 plus Tier 2) and leverage capital ratios must be at least 6%, 10% and 5%, respectively. To qualify as “adequately capitalized”, Tier 1, Total and leverage capital ratios must be at least 4%, 8% and 3%, respectively.
(b)	Tier 1 capital consists, generally, of common equity, trust-preferred securities (subject to limitations beginning in March 2009), and certain qualifying preferred stock less goodwill and most other intangibles, net of associated deferred tax liabilities. Total capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the allowance for credit losses.

At June 30, 2009, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs. All of our trust-preferred securities qualified as Tier 1 capital at June 30, 2009.

The following table presents the components of our risk-based capital and risk-adjusted assets at June 30, 2009, Dec. 31, 2008 and June 30, 2008, respectively.

Risk-based and leverage capital ratios (a) (in millions)	June 30, 2009	Dec. 31, 2008	June 30, 2008
Tier 1 capital
Common shareholders’ equity	$27,276	$25,264	$28,569
Adjustments for:
Goodwill and other intangibles (b)	(19,331)	(19,312)	(20,888)
Pensions	1,085	1,010	177
Securities valuation allowance	4,352	4,035	1,814
Merchant banking investment	(29)	(35)	(51)
Tier 1 common equity-Non-GAAP	13,353	10,962	9,621
Series B preferred stock	-	2,786	-
Trust-preferred securities	1,691	1,654	1,733
Total Tier 1 capital	15,044	15,402	11,354
Qualifying subordinate debt	3,611	3,823	3,862
Qualifying allowance for credit losses	617	529	486
Qualifying unrealized equity security gains	1	-	-
Tier 2 capital	4,229	4,352	4,348
Total risk-based capital	$19,273	$19,754	$15,702
Total risk-weighted assets	$120,566	$116,713	$121,758

(a)	On a regulatory basis.
(b)

Includes a deferred tax liability of $1.7 billion at June 30, 2009, $1.8 billion at Dec. 31, 2008 and $2.0 billion at June 30, 2008 associated with non-tax deductible identifiable intangible assets and a deferred tax liability of $643 at June 30, 2009, $599 million at Dec. 31, 2008 and $548 million at June 30, 2008 associated with tax deductible goodwill.

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

56    The Bank of New York Mellon Corporation

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	2nd Quarter 2009			June 30, 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$4.8	$2.8	$8.0	$4.5
Foreign exchange	2.7	1.2	4.6	2.2
Equity	2.3	1.7	3.0	1.7
Credit	3.8	2.4	6.0	2.7
Diversification	(6.1)	N/M	N/M	(6.6)
Overall portfolio	7.5	4.5	12.6	4.5

VAR (a)	1st Quarter 2009			March 31, 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$4.9	$3.0	$6.9	$5.1
Foreign exchange	2.4	1.3	5.6	2.3
Equity	3.5	1.6	8.1	2.2
Credit	4.5	3.4	7.5	5.2
Diversification	(6.9)	N/M	N/M	(6.0)
Overall portfolio	8.4	6.3	13.2	8.8

VAR (a)	2nd Quarter 2008			June 30, 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$5.6	$3.7	$8.4	$5.9
Foreign exchange	2.6	1.3	4.7	2.4
Equity	2.4	1.0	4.3	3.3
Credit	2.9	1.9	3.8	2.6
Diversification	(4.5)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.5	12.9	10.9

VAR (a)	Year-to-date 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$4.9	$2.8	$8.0
Foreign exchange	2.5	1.2	5.6
Equity	2.9	1.6	8.1
Credit	4.1	2.4	7.5
Diversification	(6.5)	N/M	N/M
Overall portfolio	7.9	4.5	13.2

VAR (a)	Year-to-date 2008
(in millions)	Average	Minimum	Maximum
Interest rate	$6.2	$3.5	$10.1
Foreign exchange	2.3	1.0	4.7
Equity	2.7	1.0	7.7
Credit	3.5	1.9	6.3
Diversification	(5.0)	N/M	N/M
Overall portfolio	9.7	5.0	14.9

(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of SFAS 157 (ASC-820-10).

N/M—Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the second quarter of 2009, interest rate risk generated 35% of average VAR, credit risk generated 28% of average VAR, foreign exchange risk generated 20% of average VAR and equity risk generated 17% of average VAR. During the second quarter of 2009, our daily trading loss did not exceed our calculated VAR amount on any given day.

The Company monitors a volatility index of global currency using a basket of 30 major currencies. In 2008, the volatility of this index was above median for most of the year and significantly above median in the fourth quarter. In the first half of 2009, the volatility of this index decreased from the abnormally high levels experienced in the fourth quarter of 2008.

The volatility in the markets throughout 2008 and the first half of 2009 has caused the number of days when our trading revenue exceeded $5 million to remain at an elevated level.

The following table of total daily revenue or loss captures trading volatility and shows the number of trading days in which our trading revenues fell within particular ranges during the past year.

The Bank of New York Mellon Corporation    57

Distribution of revenues	Quarter ended
(in millions)	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Revenue range:	Number of days
Less than $(2.5)	1	-	1	1	2
$(2.5) - $0	1	1	-	1	2
$0 - $2.5	11	8	6	5	11
$2.5 - $5.0	26	22	14	21	23
More than $5.0	25	33	41	33	26

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by SFAS 157 (ACS 820-10), in the first quarter of 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At June 30, 2009, our over-the-counter (“OTC”) derivative assets of $5.6 billion included a credit valuation adjustment (“CVA”) deduction of $129 million, including $65 million related to the declining credit quality of CDO counterparties. Our OTC derivative liabilities of $4.9 billion included $38 million of debit valuation adjustments (“DVA”) related to our own credit spread. Adjustments to the CVA and DVA decreased foreign exchange and other trading activities revenue by $26 million in the second quarter of 2009 and $45 million in the first six months of 2009. Adjustments to our own credit spread increased foreign exchange and other trading activities revenue by $22 million in the second quarter of 2009 and decreased foreign exchange and other trading activities revenue by $6 million in the first half of 2009.

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure. The increase in the AAA to AA- rating category resulted from hedging transactions entered into with highly rated counterparties following a heightened level of debt issuances by these counterparties in the second quarter of 2009.

Foreign exchange and other trading- counterparty risk ratings profile (a)	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009
Rating
AAA to AA-	52%	57%	51%	52%	57%
A+ to A-	20	23	35	23	20
BBB+ to BBB-	17	8	7	17	14
Noninvestment grade (BB+ and lower)	11	12	7	8	9
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit rating.

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

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in prepayment behavior of loans and securities and the impact of

58    The Bank of New York Mellon Corporation

derivative financial instruments used for interest rate risk management purposes.

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

The following table shows net interest revenue sensitivity for the Company:

Estimated changes in net interest revenue at June 30, 2009	Sensitivity
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$397	14.0%
up 100 bps vs. baseline	275	9.7%

bps—basis points.

The baseline scenario’s Fed Funds rate in the June 30, 2009 analysis was 0.25%. The 100 basis point ramp scenarios assume short-term rates change 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. Both the up 100 basis point and the up 200 basis point June 30, 2009 scenarios assume a steepening of the yield curve with 10-year rates rising 67 and 167 basis points, respectively.

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

Off-balance-sheet financial instruments

A summary of our off-balance sheet credit transactions, net of participations, at June 30, 2009 and Dec. 31, 2008 follows:

Off-balance sheet credit risks (in millions)	June 30, 2009	Dec. 31, 2008
Lending commitments (a)	$34,706	$38,822
Standby letters of credit (b)	12,394	13,084
Commercial letters of credit	940	705
Securities lending indemnifications	289,864	325,975
Support agreements	266	244

(a)	Net of participations totaling $789 million at June 30, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.7 billion at both June 30, 2009 and Dec. 31, 2008.

For information regarding off-balance sheet financial instruments, see Note 19 to the Notes to Consolidated Financial Statements.

Supplemental information – Explanation of

Non-GAAP financial measures

The Company has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. The Company believes that the ratio of tangible common shareholders’ equity to tangible assets is a measure of capital strength that adds additional useful information to investors supplementing the Tier 1 capital ratio which is utilized by regulatory authorities. Unlike the Tier 1 ratio, the tangible common shareholders’ equity ratio fully incorporates those changes in securities valuations which are reflected in shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although the Company in its calculation has excluded certain assets which are given a zero percent risk weighting for regulatory purposes. This ratio is also informative to investors in the Company’s common stock because, unlike the Tier 1 capital ratio, it excludes preferred stock and trust preferred securities issued by the Company. Further, the Company believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liability, is a useful additional measure for investors because it presents a measure of the Company’s performance in reference to those assets which are productive in generating income.

The Bank of New York Mellon Corporation    59

The Company has also provided a measure of tangible book value per share which it believes provides additional useful information as to level of such assets in relation to shares of common stock outstanding. The Company has presented revenue measures which exclude the effect of investment write-downs and a SILO charge; expense measures which exclude an FDIC special assessment, M&I expenses and intangible amortization expenses; and measures which utilize net income excluding tax items such as the benefit of tax settlements. Return on equity measures and operating margin measures which exclude some or all of these items are also presented. The Company believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of the Company to enhance revenues and limit expenses in circumstances where such matters are within the Company’s control. M&I expense relates to our Corporate Trust Acquisition in 2006 and to the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction, and can vary on a year-to-year basis depending on the stage of the integration. The Company believes that the exclusion of M&I provides investors with a focus on the Company’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I is excluded. With regards to the exclusion of investment write-downs, the Company’s primary businesses are Asset and Wealth Management and Institutional Services. The management of these sectors is evaluated on the basis of the ability of these businesses to generate fee and interest revenue and to control expenses, and not on the results of the Company’s investment portfolio. Management of the investment portfolio is a shared service contained in the Other segment. The primary objective of the investment portfolio is to generate net interest income from the liquidity generated by the Company’s processing businesses. The Company does not generally originate or trade the securities in the investment portfolio. As a result, the Company believes that presenting measures which exclude investment write-downs from its results, as a supplement to GAAP information, gives investors a clearer picture of the results of its primary businesses. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where valuation or other accounting/regulatory requirements require charges unrelated to operational initiatives. The SILO charge relates to a one-time settlement with the IRS of tax structured lease transactions in 2008. In this Form 10-Q, certain amounts are presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

Each of these measures as described above is used by management to monitor financial performance, both on a Company-wide and on a business segment basis.

60    The Bank of New York Mellon Corporation

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	2Q09	1Q09	2Q08
Net income applicable to common shareholders of The Bank of New York Mellon Corporation—GAAP	$176	$322	$309
Discontinued operations income (loss), net of tax	(91)	(41)	6
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	267	363	303
Add: Intangible amortization	67	66	75
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	334	429	378
Add: FDIC special assessment	36	-	-
M&I expenses	36	41	89
Investment write-downs	161	183	91
Benefit of tax settlements	(134)	-	-
SILO charge	-	-	380
Net income from continuing operations excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements, SILO charge and intangible amortization– Non-GAAP	$433	$653	$938
Average common shareholders’ equity	$26,566	$25,189	$28,507
Less: Average goodwill	15,989	15,837	16,758
Average intangible assets	5,673	5,752	6,042
Add: Deferred tax liability – tax deductible goodwill	643	624	548
Deferred tax liability – non-tax deductible intangible assets	1,743	1,808	1,959
Average tangible common shareholders’ equity – Non-GAAP	$7,290	$6,032	$8,214
Return on common equity– GAAP (a)	4.0%	5.8%	4.3%
Return on common equity excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements, SILO charge and intangible amortization– Non-GAAP (a)	6.5%	10.5%	13.2%
Return on tangible common equity – Non-GAAP (a)	18.4%	28.8%	18.5%
Return on tangible common equity excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements and SILO charge – Non-GAAP (a)	23.8%	43.9%	45.9%

(a)	Annualized.

The Bank of New York Mellon Corporation    61

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	YTD09	YTD08
Net income applicable to common shareholders of The Bank of New York Mellon Corporation—GAAP	$498	$1,055
Discontinued operations income (loss), net of tax	(132)	10
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	630	1,045
Add: Intangible amortization	133	149
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	763	1,194
Add: FDIC special assessment	36	-
M&I expenses	77	164
Investment write-downs	344	135
Benefit of tax settlements	(134)	-
SILO charge	-	380
Net income from continuing operations excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements, SILO charge and intangible amortization– Non-GAAP	$1,086	$1,873
Average common shareholders’ equity	$25,881	$29,029
Less: Average goodwill	15,913	16,670
Average intangible assets	5,713	6,134
Add: Deferred tax liability – tax deductible goodwill	643	548
Deferred tax liability – non-tax deductible intangible assets	1,743	1,959
Average tangible common shareholders’ equity – Non-GAAP	$6,641	$8,732
Return on common equity– GAAP (a)	4.9%	7.2%
Return on common equity excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements, SILO charge and intangible amortization– Non-GAAP (a)	8.5%	13.0%
Return on tangible common equity – Non-GAAP (a)	23.2%	27.5%
Return on tangible common equity excluding FDIC special assessment, M&I expenses, investment write-downs, benefit of tax settlements and SILO charge – Non-GAAP (a)	33.0%	43.1%

(a)	Annualized.

Reconciliation of fee and other revenue as percent of total revenue (FTE)
(dollars in millions)	2Q09	1Q09	2Q08
Fee and other revenue – GAAP	$2,257	$2,136	$2,989
Add: FTE increment – Fee revenue	8	8	11
Total fee and other revenue (FTE)	2,265	2,144	3,000
Add: Investment write-downs	256	295	152
Fee and other revenue excluding investment write-downs– Non-GAAP	2,521	2,439	3,152
Net interest revenue – GAAP	700	775	388
Add: FTE increment – Net interest revenue	4	4	4
Net interest revenue (FTE)	704	779	392
Add: SILO charge	-	-	377
Net interest revenue (FTE) excluding SILO charge – Non-GAAP	704	779	769
Total revenue (FTE)	$2,969	$2,923	$3,392
Total revenue (FTE) excluding investment write-downs and SILO charge – Non-GAAP	$3,225	$3,218	$3,921
Fee and other revenue as a percentage of total revenue (FTE)	76%	73%	88%
Fee and other revenue as a percentage of total revenue excluding investment write-downs and SILO charge – Non-GAAP	78%	76%	80%

62    The Bank of New York Mellon Corporation

Reconciliation of fee and other revenue as percent of total revenue (FTE) (dollars in millions)	YTD09	YTD08
Fee and other revenue – GAAP	$4,393	$5,971
Add: FTE increment – Fee revenue	16	20
Total fee and other revenue (FTE)	4,409	5,991
Add: Investment write-downs	551	225
Fee and other revenue excluding investment write-downs– Non-GAAP	4,960	6,216
Net interest revenue – GAAP	1,475	1,131
Add: FTE increment – Net interest revenue	8	10
Net interest revenue (FTE)	1,483	1,141
Add: SILO charge	-	377
Net interest revenue (FTE) excluding SILO charge – Non-GAAP	1,483	1,518
Total revenue (FTE)	$5,892	$7,132
Total revenue (FTE) excluding investment write-downs and SILO charge – Non-GAAP	$6,443	$7,734
Fee and other revenue as a percentage of total revenue (FTE)	75%	84%
Fee and other revenue as a percentage of total revenue excluding investment write-downs and SILO charge – Non-GAAP	77%	80%

Reconciliation of income from continuing operations before income taxes – pre-tax operating margin (FTE) (dollars in millions)	2Q09	1Q09	2Q08
Income from continuing operations before income taxes – GAAP	$513	$572	$621
FTE increment	12	12	15
Income from continuing operations before income taxes (FTE)	525	584	636
FDIC special assessment	61	-	-
M&I expenses	59	68	149
Investment write-downs	256	295	152
SILO charge	-	-	377
Intangible amortization	108	107	123
Income from continuing operations before income taxes (FTE) excluding FDIC special assessment, M&I expenses, investment write-downs, SILO charge and intangible amortization – Non-GAAP	$1,009	$1,054	$1,437
Fee and other revenue – GAAP	$2,257	$2,136	$2,989
Add: FTE increment – Fee revenue	8	8	11
Net interest revenue – GAAP	700	775	388
Add: FTE increment – Net interest revenue	4	4	4
Total revenue (FTE) – Non-GAAP	2,969	2,923	3,392
Add: Investment write-downs	256	295	152
SILO charge	-	-	377
Total revenue (FTE) excluding investment write-downs and SILO charge – Non-GAAP	$3,225	$3,218	$3,921
Pre-tax operating margin (FTE) (a)	18%	20%	19%
Pre-tax operating margin (FTE) excluding FDIC special assessment, M&I expenses, investment write-downs, SILO charge, and intangible amortization – Non-GAAP (a)	31%	33%	37%

(a)	Income before taxes divided by total revenue (FTE).

The Bank of New York Mellon Corporation    63

Reconciliation of income from continuing operations before income taxes – pre-tax operating margin (FTE) (dollars in millions)	YTD09	YTD08
Income from continuing operations before income taxes – GAAP	$1,085	$1,730
FTE increment	24	30
Income from continuing operations before income taxes (FTE)	1,109	1,760
FDIC special assessment	61	-
M&I expenses	127	275
Investment write-downs	551	225
SILO charge	-	377
Intangible amortization	215	242
Income from continuing operations before income taxes (FTE) excluding FDIC special assessment, M&I expenses, investment write-downs, SILO charge and intangible amortization – Non-GAAP	$2,063	$2,879
Fee and other revenue – GAAP	$4,393	$5,971
Add: FTE increment – Fee revenue	16	20
Net interest revenue – GAAP	1,475	1,131
Add: FTE increment – Net interest revenue	8	10
Total revenue (FTE) – Non-GAAP	5,892	7,132
Add: Investment write-downs	551	225
SILO charge	-	377
Total revenue (FTE) excluding investment write-downs and SILO charge – Non-GAAP	$6,443	$7,734
Pre-tax operating margin (FTE) (a)	19%	25%
Pre-tax operating margin (FTE) excluding FDIC special assessment, M&I expenses, investment write-downs, SILO charge and intangible amortization – Non-GAAP (a)	32%	37%

(a)	Income before taxes divided by total revenue (FTE).

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	June 30, 2009	March 31, 2009	June 30, 2008
Common shareholders’ equity at period end – GAAP	$27,276	$25,415	$28,569
Less: Goodwill	16,040	15,805	16,565
Intangible assets	5,677	5,717	6,273
Add: Deferred tax liability – tax deductible goodwill	643	624	548
Deferred tax liability – non-tax deductible intangible assets	1,743	1,808	1,959
Tangible common shareholders’ equity at period end – Non-GAAP	$7,945	$6,325	$8,238
Total assets at period end—GAAP	$203,012	$203,478	$201,225
Less: Goodwill	16,040	15,805	16,565
Intangible assets	5,677	5,717	6,273
Cash on deposit with the Federal Reserve and other central banks (a)	16,458	29,679	-
Tangible total assets at period end – Non-GAAP	$164,837	$152,277	$178,387
Common shareholders’ equity to assets – GAAP	13.4%	12.5%	14.2%
Tangible common shareholders’ equity to tangible assets – Non-GAAP	4.8%	4.2%	4.6%
Period end common shares outstanding (in thousands)	1,202,828	1,153,450	1,146,070
Book value per common share	$22.68	$22.03	$24.93
Tangible book value per common share – Non-GAAP	$6.60	$5.48	$7.19

(a)	Assigned a zero percent risk weighting by the regulators.

64    The Bank of New York Mellon Corporation

Calculation of the Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	2Q09	1Q09	2Q08
Total Tier 1 capital	$15,044	$16,242	$11,354
Less: Series B preferred stock	-	2,795	-
Trust preferred securities	1,691	1,648	1,733
Total Tier 1 common equity	$13,353	$11,799	$9,621
Total risk-weighted assets	$120,566	$117,412	$121,758
Tier 1 common equity to risk-weighted assets ratio	11.1%	10.0%	7.9%

(a)	On a regulatory basis.

Recent accounting developments

FSP SFAS No. 132(R)-1 (ASC 715-20) – Disclosures about post-retirement benefit plan assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1 (ASC 715-20), “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (“SFAS 132 (R)-1”). This FSP amends SFAS 132 (ASC 230-10) to provide users of financial statements with useful, transparent and timely information about the asset portfolios of post-retirement benefit plans. These amended disclosure requirements include: a principle for disclosing the fair value of categories of plan assets; categories of plan assets; the nature and amounts of concentrations of risk; and disclosures about fair value measurements similar to those required by SFAS 157 (ASC 820-10). These disclosure requirements will be effective Dec. 31, 2009.

SFAS No. 166 – Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”. This statement removed (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 (ASC 860-40) and (2) the exceptions from applying FIN No. 46 (R) (ASC 810-10) to QSPEs. This statement amends SFAS No. 140 (ASC 860-40) to revise and clarify the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that we received as proceeds by a transferor in connection with transfers of financial assets. This statement also enhances the disclosure requirements to provide users of financial statements with greater transparency about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This statement will be effective Jan. 1, 2010, at which time any QSPEs will be evaluated for consolidation in accordance with SFAS No. 167, which amends FIN 46 (R) (ASC 810-10). However, the amendments on how to account for transfers of financial assets will apply prospectively to transfers occurring on or after the effective date. This statement is not expected to have a significant impact on the Company.

SFAS No. 167 – Amendments to FIN No. 46(R)(ASC 810-10)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends FIN No. 46(R) (ASC 810-10) to require ongoing assessments to determine whether an entity is a variable interest entity (“VIE”) and whether an enterprise is the primary beneficiary of a VIE. This statement also amends the guidance for determining which enterprise, if any, is the primary beneficiary of a VIE by requiring the enterprise to initially perform a qualitative analysis to determine if the enterprise’s variable interest or interests give it a controlling financial interest. Consolidation is based on a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. If a company has control and the right to receive benefits or the obligation to absorb losses which could potentially be significant to the VIE, then consolidation is required. This statement also requires enhanced disclosures about an enterprise’s involvement in a VIE, including a requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. This statement is effective Jan. 1, 2010. This new standard is expected to primarily impact our asset management businesses and our securities lending business. The new standard does not change the economic risk related to these businesses and therefore, the Company will not be required to hold additional economic capital against these

The Bank of New York Mellon Corporation    65

instruments. We are currently evaluating the impact of this guidance on the Company’s potential VIEs and the possible consolidation impact on our financial statements. At this point, the impact is uncertain because standard-setting agencies and industry groups have not completed their interpretation of this standard. Nevertheless, the new standard is expected to increase the size of our balance sheet. The impact on regulatory capital ratios will depend on how regulatory authorities modify capital standards. The Federal Reserve Board has suggested that financial institutions consider the full impact when conducting capital planning and assess whether additional capital may be necessary to support risks associated with vehicles affected by the new accounting standards. The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards.

SFAS No. 168 (ASC 105-10) – FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168 (ASC 105-10), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”). SFAS 168 (ASC 105-10) replaces SFAS 162 and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will become the exclusive authoritative reference at Sept. 30, 2009. In this Form 10-Q, we disclose a dual presentation of the Codification and the former reference.

Exposure Draft – Credit Quality of Financing Receivables and Allowance for Credit Losses

In June 2009, the FASB issued an Exposure Draft of a proposed statement, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This proposed statement would require enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables. This proposed statement defines two levels of desegregation – portfolio segment and class of financing receivable. Under this proposal, there are six major categories of disclosures; allowance for credit losses, roll-forward schedules of financing receivables, fair value, credit quality information, impaired financing receivables and nonaccrual status. The disclosures for the allowance for credit losses, roll-forward schedules of the allowance for credit losses and for financing receivables, and fair value are expected to be disaggregated by portfolio segment. The disclosures for credit quality information, impaired financing receivables, and nonaccrual status are further disaggregated by class. These disclosures would be required in interim and annual financial statements. This proposed statement would be effective Dec. 31, 2009. We are currently evaluating the impact of this proposed statement.

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

66    The Bank of New York Mellon Corporation

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

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A Risk Factors in our 2008 Annual Report on Form 10-K and in our Form 10-Q for the quarter ended March 31, 2009.

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

•	Financial statements and footnotes prepared using Extensible Business Reporting Language (“XBRL”);
•	Our earnings releases and selected management conference calls and presentations; and
•

Our Corporate Governance Guidelines and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk and Corporate Social Responsibility Committees of our Board of Directors.

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

The Bank of New York Mellon Corporation    67

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Six months ended
(in millions, except per common share amounts)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fee and other revenue
Securities servicing fees:
Asset servicing (a)	$671	$609	$873	$1,280	$1,776
Issuer services	372	364	444	736	820
Clearing services	250	253	264	503	527
Total securities servicing fees	1,293	1,226	1,581	2,519	3,123
Asset and wealth management fees	637	616	860	1,253	1,722
Foreign exchange and other trading activities	237	307	308	544	567
Treasury services	132	125	129	257	253
Distribution and servicing	107	111	110	218	208
Financing-related fees	54	48	51	102	98
Investment income	44	(17)	74	27	115
Other	9	15	28	24	110
Total fee revenue	2,513	2,431	3,141	4,944	6,196
Securities gains (losses) – other-than-temporary-impairment	(680)	(1,585)	(152)	(2,265)	(225)
Noncredit-related losses on securities not expected to be sold (recognized in OCI)	424	1,290	-	1,714	-
Net securities gains (losses)	(256)	(295)	(152)	(551)	(225)
Total fee and other revenue	2,257	2,136	2,989	4,393	5,971
Net interest revenue
Interest revenue	845	979	1,065	1,824	2,687
Interest expense	145	204	677	349	1,556
Net interest revenue	700	775	388	1,475	1,131
Provision for credit losses	61	59	13	120	27
Net interest revenue after provision for credit losses	639	716	375	1,355	1,104
Noninterest expense
Staff (b)	1,153	1,169	1,403	2,322	2,761
Professional, legal and other purchased services (b)	237	237	259	474	497
Net occupancy	142	139	138	281	266
Distribution and servicing	106	107	131	213	261
Software	93	81	88	174	167
Sub-custodian and clearing (a)	91	66	93	157	167
Furniture and equipment	76	77	78	153	157
Business development	49	44	75	93	140
Other	263 (c)	175	206	438 (c)	412
Subtotal	2,210	2,095	2,471	4,305	4,828
Amortization of intangible assets	108	107	123	215	242
Restructuring charges	6	10	-	16	-
Merger and integration expenses:
The Bank of New York Mellon Corporation	59	68	146	127	267
Acquired Corporate Trust Business	-	-	3	-	8
Total noninterest expense	2,383	2,280	2,743	4,663	5,345
Income
Income from continuing operations before income taxes	513	572	621	1,085	1,730
Provision for income taxes	12	161	312	173	670
Income from continuing operations	501	411	309	912	1,060
Discontinued operations:
Income (loss) from discontinued operations	(144)	(65)	14	(209)	20
Provision (benefit) for income taxes	(53)	(24)	8	(77)	10
Income (loss) from discontinued operations, net of tax	(91)	(41)	6	(132)	10
Net income	410	370	315	780	1,070
Net (income) loss attributable to noncontrolling interests, net of tax	2	(1)	(6)	1	(15)
Redemption charge and preferred dividends	(236)	(47)	-	(283)	-
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$176	$322	$309	$498	$1,055

68    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued
	Quarter ended				Six months ended
(in millions, except per common share amounts)	June 30, 2009	March 31, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation
Basic:
Income from continuing operations	$0.23	$0.31	$0.26		$0.54	$0.91
Income (loss) from discontinued operations, net of tax	(0.08)	(0.04)	-		(0.11)	0.01
Net income applicable to common stock (d)	$0.15	$0.28 (e)	$0.27	(e)	$0.43	$0.92
Diluted:
Income from continuing operations	$0.23	$0.31	$0.26		$0.54	$0.91
Income (loss) from discontinued operations, net of tax	(0.08)	(0.04)	-		(0.11)	0.01
Net income applicable to common stock (d)	$0.15	$0.28 (e)	$0.27	(e)	$0.43	$0.92

Average common shares and equivalents outstandings	Quarter ended				Six months ended
(in thousands)	June 30, 2009	March 31, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Basic	1,171,081	1,146,070	1,135,153		1,158,649	1,134,710
Common stock equivalents	9,636	6,417	11,733		7,718	12,675
Participating securities	(6,251)	(5,544)	(3,950)		(5,747)	(4,073)
Diluted	1,174,466	1,146,943	1,142,936		1,160,620	1,143,312

Anti-dilutive securities (f)	102,593	102,792	80,416		102,808	79,386
Reconciliation of net income from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation	Quarter ended				Six months ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Income from continuing operations	$501	$411	$309		$912	$1,060
Net (income) loss attributable to noncontrolling interest, net of tax	2	(1)	(6)		1	(15)
Redemption charge and preferred dividends	(236)	(47)	-		(283)	-
Income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation, net of tax	267	363	303		630	1,045
Income (loss) from discontinued operations, net of tax	(91)	(41)	6		(132)	10
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	$176	$322	$309		$498	$1,055

(a)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $- million in the first quarter of 2009, $10 million in the second quarter of 2008 and $14 million in the first six months of 2008.

(b)

In the second quarter of 2009, certain temporary/consulting expenses were reclassified from professional, legal and other purchased services to staff expense. The reclassification totaled $24 million in the first quarter of 2009, $19 million in the second quarter of 2008 and $32 million in the first six months of 2008.

(c)	Includes the FDIC special assessment of $61 million recorded in the second quarter of 2009.
(d)

Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $1.7 million in the second quarter of 2009, $2.6 million in the first quarter of 2009, $2.2 million in the second quarter of 2008, $4.3 million in the first six months of 2009 and $7.9 million in the first six months of 2008.

(e)	Does not foot due to rounding.
(f)

Represents stock options, restricted stock, restricted stock units and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    69

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2009	Dec. 31, 2008
Assets
Cash and due from:
Banks	$3,783	$4,881
Federal Reserve and other central banks (includes $16,438 and $53,270 of interest-bearing deposits)	16,494	53,278
Other short-term investments – U.S. government-backed commercial paper, at fair value	-	5,629
Interest-bearing deposits with banks	43,369	39,126
Federal funds sold and securities purchased under resale agreements	3,688	2,000
Securities:
Held-to-maturity (fair value of $6,105 and $6,333)	6,812	7,371
Available-for-sale	42,126	32,064
Total securities	48,938	39,435
Trading assets	7,611	11,102
Loans	38,234	43,394
Allowance for loan losses	(434)	(415)
Net loans	37,800	42,979
Premises and equipment	1,685	1,686
Accrued interest receivable	529	619
Goodwill	16,040	15,898
Intangible assets	5,677	5,856
Other assets (includes $679 and $1,870 at fair value)	15,261	15,023
Assets of discontinued operations	2,137	-
Total assets	$203,012	$237,512

Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$36,055	$55,816
Interest-bearing deposits in domestic offices	24,633	32,386
Interest-bearing deposits in foreign offices	69,901	71,471
Total deposits	130,589	159,673
Borrowing from Federal Reserve related to asset-backed commercial paper, at fair value	-	5,591
Federal funds purchased and securities sold under repurchase agreements	2,058	1,372
Trading liabilities	6,889	8,085
Payables to customers and broker-dealers	8,492	9,274
Commercial paper	272	138
Other borrowed funds	1,345	755
Accrued taxes and other expenses	2,790	4,052
Other liabilities (including allowance for lending related commitments of $92 and $114, also includes $625 and $721 at fair value)	4,303	4,618
Long-term debt	17,363	15,865
Liabilities of discontinued operations	1,607	-
Total liabilities	175,708	209,423
Equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued – shares and 3,000,000 shares	-	2,786
Common stock-par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,203,651,558 and 1,148,507,561 common shares	12	11
Additional paid-in capital	21,867	20,432
Retained earnings	11,028	10,250
Accumulated other comprehensive loss, net of tax	(5,608)	(5,426)
Less: Treasury stock of 823,823 and 40,262 common shares, at cost	(23)	(3)
Total The Bank of New York Mellon Corporation shareholders’ equity	27,276	28,050
Noncontrolling interest	28	39
Total equity	27,304	28,089
Total liabilities and equity	$203,012	$237,512

See accompanying Notes to Consolidated Financial Statements.

70    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2009	2008
Operating activities
Net income	$780	$1,070
Net income attributable to noncontrolling interest, net of tax	1	(15)
Income (loss) from discontinued operations, net of tax	(132)	10
Income from continuing operations attributable to The Bank of New York Mellon Corporation	913	1,045
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	120	27
Depreciation and amortization	327	470
Deferred tax benefit	(452)	(129)
Securities losses and venture capital income	580	215
Change in trading activities	(594)	20
Change in accruals and other, net	(485)	208
Net effect of discontinued operations	(96)	(5)
Net cash provided by operating activities	313	1,851
Investing activities
Change in interest-bearing deposits with banks	2,586	(2,885)
Change in interest-bearing deposits with Federal Reserve and other central banks	36,817	-
Change in margin loans	54	(279)
Purchases of securities held-to-maturity	(108)	-
Paydowns of securities held-to-maturity	346	117
Maturities of securities held-to-maturity	196	108
Purchases of securities available-for-sale	(15,428)	(4,526)
Sales of securities available-for-sale	184	299
Paydowns of securities available-for-sale	3,284	2,754
Maturities of securities available-for-sale	931	2,828
Net principal received from (disbursed to) loans to customers	3,130	(388)
Sales of loans and other real estate	485	-
Change in federal funds sold and securities purchased under resale agreements	(1,697)	(8,005)
Change in seed capital investments	6	(93)
Purchases of premises and equipment/capitalized software	(187)	(135)
Dispositions, net cash	-	310
Acquisitions, net cash	(11)	(478)
Proceeds from the sale of premises and equipment	2	25
Other, net	116	(329)
Net effect of discontinued operations	183	403
Net cash provided by (used for) investing activities	30,889	(10,274)
Financing activities
Change in deposits	(28,529)	10,545
Change in federal funds purchased and securities sold under repurchase agreements	958	330
Change in payables to customers and broker-dealers	(782)	2,018
Change in other funds borrowed	(3,306)	485
Change in commercial paper	134	(4,054)
Net proceeds from the issuance of long-term debt	2,100	1,826
Repayments of long-term debt	(540)	(2,701)
Proceeds from the exercise of stock options	4	155
Issuance of common stock	1,360	344
Tax benefit realized on share-based payment awards	-	12
Treasury stock acquired	(23)	(315)
Common cash dividends paid	(378)	(553)
Preferred dividends paid	(74)	-
Repurchase of Series B preferred stock	(3,000)	-
Net effect of discontinued operations	(119)	(398)
Net cash (used for) provided by financing activities	(32,195)	7,694
Effect of exchange rate changes on cash	(60)	84
Change in cash and due from banks
Change in cash and due from banks	(1,053)	(645)
Cash and due from banks at beginning of period	4,889	6,635
Cash and due from banks at end of period	$3,836 (a)	$5,990
Supplemental disclosures
Interest paid	$407	$1,595
Income taxes paid	2,136	1,102
Income taxes refunded	43	29

(a)	Includes $53 million of cash at the Federal Reserve Bank.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    71

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Six months ended June 30, 2009
	The Bank of New York Mellon Corporation shareholders
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non- controlling interest	Total equity
Balance at Dec. 31, 2008	$2,786	$11	$20,432	$10,250	$(5,426)	$(3)	$39	$28,089
Adjustment for the cumulative effect of applying SFAS 115-2, (ASC 320-10) net of tax	-	-	-	676	(676)	-	-	-
Adjusted balance at Jan. 1, 2009	2,786	11	20,432	10,926	(6,102)	(3)	39	28,089
Purchase of subsidiary shares from noncontrolling interest	-	-	(75)	-	-	-	(10)	(85)
Distributions paid to noncontrolling interest	-	-	-	-	-	-	(2)	(2)
Comprehensive income:
Net income	-	-	-	781	-	-	(1)	780
Other comprehensive income:
Unrealized gain (loss) on assets available for sale	-	-	-	-	29	-	4	33
Employee benefit plans:
Pensions	-	-	-	-	1	-	-	1
Other post-retirement benefits	-	-	-	-	(20)	-	-	(20)
Foreign currency translation adjustments	-	-	-	-	188	-	(1)	187
Net unrealized gain (loss) on cash flow hedges	-	-	-	-	(14)	-	-	(14)
Reclassification adjustment/other	-	-	-	-	310	-	-	310 (a)
Total comprehensive income	-	-	-	781	494	-	2	1,277 (b)
Dividends on common stock at $0.33 per share	-	-	-	(378)	-	-	-	(378)
Dividends on preferred stock at $24.58 per share	-	-	-	(69)	-	-	-	(69)
Repurchase of common stock	-	-	-	-	-	(23)	-	(23)
Repurchase of Series B preferred stock	(3,000)	-	-	-	-	-	-	(3,000)
Common stock issued in public offering	-	1	1,346	-	-	-	-	1,347
Common stock issued under employee benefit plans	-	-	32	-	-	1	-	33
Common stock issued under direct stock purchase and dividend reinvestment plan	-	-	12	-	-	-	-	12
Amortization of preferred stock discount and redemption charge	214	-	-	(214)	-	-	-	-
Stock awards and options exercised	-	-	120	-	-	2	-	122
Other	-	-	-	(18)	-	-	(1)	(19)
Balance at June 30, 2009	$-	$12	$21,867	$11,028	$(5,608)	$(23)	$28	$27,304

(a)	Includes $345 million (after-tax) related to OTTI.
(b)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the six months ended June 30, 2009 and 2008 was $1,277 million and $(290) million.

See accompanying Notes to Consolidated Financial Statements

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

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. We have evaluated events occurring subsequent to June 30, 2009 for potential recognition or disclosure in the consolidated financial statements through August 7, 2009.

Note 2 — Accounting changes and new accounting pronouncements

SFAS No. 160 (ASC 810-10) – Noncontrolling Interests and EITF 08-10 – Selected SFAS No. 160 Implementation Questions

In December 2007, the FASB issued SFAS No. 160 (ASC 810-10) (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 (ASC 810-10) amends

ARB No. 51 (ASC 810-10) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements. This statement clarifies that a noncontrolling interest in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section separately from the Company’s equity as a distinct item. The equity section of the balance sheet is required to present equity attributable to both controlling and noncontrolling interests. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the noncontrolling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest.

We adopted SFAS 160 (ASC 810-10) on Jan. 1, 2009. As a result, effective Jan. 1, 2009, we reclassified $39 million of minority interest liabilities from liabilities to equity on our balance sheet. Noncontrolling interests’ share of the net loss was $2 million in the second quarter of 2009 and $1 million for the six months ended June 30, 2009. Non-controlling interests’ share of net income was $1 million in the first quarter of 2009, $6 million in the second quarter of 2008 and $15 million for the six months ended June 30, 2008.

SFAS No. 141 (revised) (ASC 805-10) – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (ASC 805-10) (revised 2007) (“SFAS 141 (R)”), “Business Combinations.” SFAS 141 (R) (ASC 805-10) requires all acquisitions of businesses to be measured at the fair value of the net assets acquired rather than the cost allocation process specified in SFAS No. 141 (ASC 805-10). The adoption of SFAS 141(R) (ASC 805-10) did not have a

The Bank of New York Mellon Corporation    73

Notes to Consolidated Financial Statements	(continued)

significant impact on our financial position or results of operations. However, any business combination entered into beginning in 2009 may significantly impact our financial position and results of operations compared with how it would have been recorded under prior GAAP. Earnings volatility could result, depending on the terms of the acquisition. This statement requires deal costs, such as legal, investment banking, and due diligence costs, to be expensed as incurred and requires contingencies to be measured at fair value. The accounting requirements of SFAS 141(R) (ASC 805-10) are applied on a prospective basis for all transactions completed after the effective date.

FASB Staff Position (“FSP”) EITF 03-6-1 (ASC 260-10) – Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1 (ASC 260-10), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128 (ASC 260-10). The guidance in this FSP applies to the calculation of EPS under SFAS 128 (ASC 260-10) for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective Jan. 1, 2009. The adoption of this FSP reduced basic EPS by approximately one cent for the year ended Dec. 31, 2008. All prior period EPS data was adjusted to conform with the provisions of this FSP.

FSP SFAS No. 141 (R)-1(ASC 805-20) – Accounting for Assets Acquired and Liabilities Assumed in a Business Combinations that Arise from Contingencies

On April 1, 2009, the FASB issued FSP SFAS No. 141 (R)-1 (ASC 805-20) (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. SFAS 141(R)-1 (ASC 805-20) amends SFAS 141(R) (ASC 805-10) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS 157 (ASC 820-10), if the acquisition-date fair value can be reasonably determined. If the acquisition-date fair value of such an asset or liability cannot be reasonably determined, the asset or liability would be measured at the amount that would be recognized for liabilities in accordance with SFAS 5 (ASC 450-10) and FIN 14 (ASC 450-20). The disclosure requirements of SFAS 141 (R)-1 (ASC 805-20) apply to business combination transactions completed subsequent to Dec. 31, 2008.

SFAS No. 161 (ASC 815-10) – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161 (ASC 815-10), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 (ASC 815-10) requires entities to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 (ASC 815-10) and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Note 18 reflects the disclosure requirements of SFAS 161 (ASC 815-10).

FSP No. SFAS 142-3 (ASC 350-30) – Useful Life of Intangible Assets

Effective Jan. 1, 2009, FSP No. SFAS 142-3 (ASC 350-30) (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”, amended the factors that should be considered in renewal or extension assumptions used to determine the useful life and initial fair value of recognized intangible assets.

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

The initial application of this FSP did not impact the Company as it already considers expected customer renewals or extensions in cash flow estimates used to estimate fair values and useful lives. The Company does not capitalize any costs incurred that may contribute to the renewal or extension of any customer relationship and contract intangibles.

FSP SFAS 115-2 and SFAS 124-2 (ASC 320-10) – Other-Than-Temporary Impairment

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS 124-2 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2”). This FSP replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of OTTI recorded in OCI for the non-credit portion of a previous OTTI should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

SFAS 115-2 (ASC 320-10) requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities (i.e. debt securities that the entity does not intend to sell and that the entity is not more likely than not required to sell before recovery) existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption to accumulated OCI from retained earnings.

This FSP also amends the disclosure provisions of Statement 115 (ASC 320-10) for both debt and equity securities. The FSP requires disclosures in interim and annual periods for major security types identified on the basis of how an entity manages, monitors and measures its securities and the nature and risks of the security. We adopted SFAS 115-2 (ASC 320-10) effective Jan 1, 2009. As a result of adopting this guidance, the Company recorded a cumulative-effect adjustment as of the beginning of the first quarter of 2009 of $676 million (after-tax) to reclassify the non-credit component of the previously recognized OTTI from retained earnings to accumulated OCI (for those securities where management does not intend to sell the security and it is not more likely than not that the Company will be required to sell the securities before recovery).

FSP SFAS 157-4 (ASC 820-10) – Nonactive Markets

In April 2009, the FASB issued FSP SFAS No. 157-4 (ASC 820-10), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are not Orderly” (“SFAS 157”). This FSP states that the fair value of an asset, when the market is not active, is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, the inactive market). Entities will need to conclude whether a transaction was orderly based on the weight of evidence. When estimating fair value, entities should place more weight on transactions that the company concludes are orderly and less weight on transactions for which the entity does not have sufficient information to conclude whether the transaction is orderly. This FSP also amends the disclosure provisions of SFAS 157 (ASC 820-10) to require entities to disclose on interim and annual periods the inputs and valuation techniques used to

The Bank of New York Mellon Corporation    75

Notes to Consolidated Financial Statements	(continued)

measure fair value. We adopted this FSP as of Jan. 1, 2009. As a result of adopting this guidance, the fair value of the Company’s debt securities portfolio, recorded in accumulated other comprehensive income at June 30, 2009, was measured at $98 (after-tax) higher than if it had not adopted this guidance and relied solely on pricing sources.

FSP SFAS No. 107-1 and APB No. 28-1 (ASC 825-10) – Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1 (ASC 825-10), “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This FSP amends SFAS 107 (ASC 825-10) and APB Opinion No. 28 (ASC 270-10) to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosures were effective June 30, 2009. Note 15 reflects these disclosures requirements.

SFAS No. 165 (ASC 855-10) – Subsequent Events

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10), “Subsequent Events” (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 (ASC 855-10) renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. Adoption of SFAS 165 (ASC 855-10) had no impact on our results of operations at June 30, 2009.

Note 3 — Acquisitions and dispositions

There were no material acquisitions or dispositions in the second quarter of 2009.

In July 2009, we reached an agreement to sell MUNB, our national bank subsidiary located in Florida, to Banco Sabadell of Spain. The transaction is subject to regulatory approvals and is expected to close by the first quarter of 2010.

We frequently structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. We record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. Contingent payments totaled $16 million in the second quarter of 2009 and $25 million in the first six months of 2009.

At June 30, 2009, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $110 million to $150 million over the next four years. None of the potential contingent additional consideration was recorded as goodwill at June 30, 2009.

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

In June 2008, we sold Mellon 1st Business Bank, based in Los Angeles, California. The sale reduced loan and deposit levels by $1.1 billion and $2.8 billion, respectively. There was no gain or loss recorded on this transaction.

On Oct. 1, 2008, we sold the assets of Gannett Welsh & Kotler, an investment management subsidiary with approximately $8 billion in AUM.

Note 4 — Discontinued operations

In July 2009, the Company reached an agreement to sell Mellon United National Bank, our national bank subsidiary located in Florida. As a result, we applied discontinued operations accounting to this business and the income statements for all periods in this Form 10-Q have been restated. This business, which was previously reported in the Other segment, no longer fits our strategic focus on our asset management and securities servicing businesses. The results for discontinued operations in the second quarter of 2009 include a pre-tax loss on sale of $85 million, primarily attributable to the elimination of $82 million of goodwill.

Summarized financial information for discontinued operations is as follows:

Discontinued operations assets and liabilities (a)	June 30, 2009
(in millions)
Cash and due from banks	$47
Federal funds sold and securities repurchased under resale agreements	11
Securities	555
Loans	1,585
Allowance for loan losses	(89)
Net loans	1,496
Premises and equipment	13
Other assets	15
Assets of discontinued operations	$2,137
Deposits:
Noninterest-bearing	531
Interest-bearing	883
Total deposits	1,414
Other liabilities	193
Liabilities of discontinued operations	$1,607

(a)	Prior period balance sheets, in accordance with GAAP, were not restated for discontinued operations.

Discontinued operations	Quarter ended			Six months ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Fee and other revenue	$1	$2	$21	$3	$21

Net interest revenue	16	17	22	33	47
Provision for loan losses	62	21	13	83	15
Net interest revenue after provision for loan losses	(46)	(4)	9	(50)	32

Noninterest expense:
Staff	6	6	6	12	13
Professional, legal and other purchased services	1	1	3	2	6
Net occupancy	2	1	1	3	3
Other	5	5	6	10	11
Goodwill impairment	—	50	—	50	—
Total noninterest expense	14	63	16	77	33
Income (loss) from operations of discontinued operations	(59)	(65)	14	(124)	20
Loss on sale	(85)	—	—	(85)	—
Provision (benefit) for income taxes	(53)	(24)	8	(77)	10
Income (loss) from discontinued operations, net of tax	$(91)	$(41)	$6	$(132)	$10

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

The Bank of New York Mellon Corporation    77

Notes to Consolidated Financial Statements	(continued)

Note 5 – Securities

The following tables set forth the amortized cost and the fair values of securities at June 30, 2009 and Dec. 31, 2008.

Securities at June 30, 2009	Amortized cost		Gross unrealized		Fair value
(in millions)			Gains	Losses
Available-for-sale:
U.S. Government obligations	$3,352		$19	$4	$3,367
U.S. Government agencies	1,247		36	-	1,283
Obligations of states and political subdivisions	625		3	22	606
Agency residential mortgage-backed securities	15,082		272	140	15,214
Alt-A residential mortgage-backed securities	5,539		3	2,696	2,846
Prime residential mortgage-backed securities	5,537		-	1,544	3,993
Subprime residential mortgage-backed securities	1,455		-	597	858
Other residential mortgage-backed securities	2,770		-	802	1,968
Commercial mortgage-backed securities	3,294		4	747	2,551
Asset-backed collateralized debt obligations	418		-	101	317
Other asset-backed securities	1,556		7	490	1,073
Other debt securities	7,044		37	111	6,970	(b)
Equity securities	1,077		6	3	1,080
Total securities available-for-sale	48,996		387	7,257	42,126
Held-to-maturity:
Obligations of states and political subdivisions	171		2	1	172
Agency residential mortgage-backed securities	601		27	-	628
Alt-A residential mortgage-backed securities	2,242		30	401	1,871
Prime residential mortgage-backed securities	222		-	37	185
Subprime residential mortgage-backed securities	62		-	24	38
Other residential mortgage-backed securities	3,640		-	441	3,199
Commercial mortgage-backed securities	12		-	7	5
Other securities	7		-	-	7
Total securities held-to-maturity	6,957	(a)	59	911	6,105
Total securities	$55,953		$446	$8,168	$48,231

(a)

Held-to-maturity securities on the balance sheet are reported at amortized cost less the non-credit portion of an other-than-temporary impairment recorded in OCI as a result of adopting SFAS 115-2 (ASC 320-10). As of June 30, 2009, there was $145 million in accumulated OCI.

(b)	Includes $6,360 million, at fair value, of government-sponsored and guaranteed entities.

78    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Securities at Dec. 31, 2008	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Government obligations	$746	$36	$1	$781
U.S. Government agencies	1,259	40	-	1,299
Obligations of states and political subdivisions	896	8	21	883
Agency residential mortgage-backed securities	10,862	211	174	10,899
Alt-A residential mortgage-backed securities	5,164	21	2,223	2,962
Prime residential mortgage-backed securities	6,437	-	1,733	4,704
Subprime residential mortgage-backed securities	1,512	-	575	937
Other residential mortgage-backed securities	2,997	-	596	2,401
Commercial mortgage-backed securities	3,275	-	803	2,472
Asset-backed collateralized debt obligations	604	2	166	440
Other asset-backed securities	1,612	-	479	1,133
Other debt securities	1,884	36	130	1,790
Equity securities	1,392	-	29	1,363
Total securities available-for-sale	38,640	354	6,930	32,064
Held-to-maturity:
Obligations of states and political subdivisions	193	2	2	193
Agency residential mortgage-backed securities	699	24	1	722
Alt-A residential mortgage-backed securities	2,335	-	562	1,773
Prime residential mortgage-backed securities	288	-	48	240
Subprime residential mortgage-backed securities	66	-	16	50
Other residential mortgage-backed securities	3,770	-	432	3,338
Commercial mortgage-backed securities	13	-	3	10
Other debt securities	4	-	-	4
Other securities	3	-	-	3
Total securities held-to-maturity	7,371	26	1,064	6,333
Total securities	$46,011	$380	$7,994	$38,397

The amortized cost and fair values of securities at June 30, 2009, by contractual maturity, are as follows:

Securities by contractual maturity at June 30, 2009
	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost		Fair value
Due in one year or less	$465	$432	$2		$2
Due after one year through five years	10,812	10,871	2		2
Due after five years through ten years	293	287	11		11
Due after ten years	698	636	156		157
Mortgage-backed securities	33,677	27,430	6,779		5,926
Asset-backed securities	1,974	1,390	-		-
Equity/other securities	1,077	1,080	7		7
Total securities	$48,996	$42,126	$6,957	(a)	$6,105

(a)

Held-to-maturity securities on the balance sheet are reported at amortized cost less the non-credit portion of an other-than-temporary impairment recorded in OCI as a result of adopting SFAS 115-2 (ASC 320-10). As of June 30, 2009, there was $145 million in OCI.

The realized gross gains, realized gross losses, and recognized gross impairments are as follows:

Net securities losses					YTD
(in millions)	2Q09	1Q09		2Q08	2009		2008
Realized gross gains	$40	$3		$1	$43		$2
Realized gross losses	(6)	-		(1)	(6)		(1)
Recognized gross impairments	(290)	(298	)(a)	(152)	(588	)(a)	(226)
Total net securities losses	$(256)	$(295)		$(152)	$(551)		$(225)

(a)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

The Bank of New York Mellon Corporation    79

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities

At June 30, 2009, substantially all of the unrealized losses on the securities portfolio were attributable to wide credit spreads. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2009:
Available-for-sale:
U.S. Government obligations	$-	-	$1,744	$4	$1,744	$4
Obligations of states and political subdivisions	-	-	406	22	406	22
Agency residential mortgage-backed securities	-	-	8,209	140	8,209	140
Alt-A residential mortgage-backed securities	-	-	2,825	2,696	2,825	2,696
Prime residential mortgage-backed securities	-	-	3,977	1,545	3,977	1,545
Subprime residential mortgage-backed securities	-	-	858	597	858	597
Other residential mortgage-backed securities	-	-	1,968	802	1,968	802
Commercial mortgage-backed securities	-	-	2,496	747	2,496	747
Asset-backed collateralized debt obligations	17	7	300	94	317	101
Other asset-backed securities	110	5	927	484	1,037	489
Other debt securities	82	34	5,213	77	5,295	111
Equity securities	15	1	8	2	23	3
Total securities available-for-sale	$224	$47	$28,931	$7,210	$29,155	$7,257
Held-to-maturity:
Obligations of states and political subdivisions	$-	$-	$56	$1	$56	$1
Alt-A residential mortgage-backed securities	-	-	1,467	401	1,467	401
Prime residential mortgage-backed securities	-	-	185	37	185	37
Subprime residential mortgage-backed securities	-	-	38	24	38	24
Other residential mortgage-backed securities	-	-	3,199	441	3,199	441
Commercial mortgage-backed securities	-	-	5	7	5	7
Total securities held-to-maturity	$-	$-	$4,950	$911	$4,950	$911
Total temporarily impaired securities	$224	$47	$33,881	$8,121	$34,105	$8,168
Dec. 31, 2008:
Available-for-sale:
U.S. Government obligations	$-	$-	$30	$1	$30	$1
Obligations of states and political subdivisions	247	8	264	13	511	21
Agency residential mortgage-backed securities	-	-	4,370	174	4,370	174
Alt-A residential mortgage-backed securities	145	64	1,891	2,159	2,036	2,223
Prime residential mortgage-backed securities	375	102	4,291	1,631	4,666	1,733
Subprime residential mortgage-backed securities	129	58	808	517	937	575
Other residential mortgage-backed securities	39	-	2,362	596	2,401	596
Commercial mortgage-backed securities	136	55	2,295	748	2,431	803
Asset-backed collateralized debt obligations	70	50	349	116	419	166
Other asset-backed securities	89	3	989	476	1,078	479
Other debt securities	67	8	199	122	266	130
Other equity securities	10	6	33	23	43	29
Total securities available-for-sale	$1,307	$354	$17,881	$6,576	$19,188	$6,930
Held-to-maturity:
Obligations of states and political subdivisions	$-	$-	$63	$2	$63	$2
Agency residential mortgage-backed securities	-	-	25	1	25	1
Alt-A residential mortgage-backed securities	172	75	1,575	487	1,747	562
Prime residential mortgage-backed securities	-	-	240	48	240	48
Subprime residential mortgage-backed securities	-	-	50	16	50	16
Other residential mortgage-backed securities	-	-	3,338	432	3,338	432
Commercial mortgage-backed securities	-	-	10	3	10	3
Total securities held-to-maturity	$172	$75	$5,301	$989	$5,473	$1,064
Total temporarily impaired securities	$1,479	$429	$23,182	$7,565	$24,661	$7,994

80    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Other-than-temporary impairment

Upon acquisition of a security, the Company decides whether it is within the scope of EITF 99-20 (ASC 325-40) or will be evaluated for impairment under SFAS 115 (ASC 320-10). Subsequently, if the security is downgraded we do not alter this decision.

EITF 99-20 (ASC 325-40) is an interpretation of SFAS 115 (ASC 320-10) for certain debt securities which are beneficial interests in securitized financial assets. Specifically, EITF 99-20 (ASC 325-40) provides incremental impairment guidance for a subset of the debt securities within the scope of SFAS 115 (ASC 320-10). For securities where there is no debt rating at acquisition, and the security is a beneficial interest in securitized financial assets, the Company uses the EITF 99-20 (ASC 325-40) impairment model. For securities where there is no debt rating at acquisition and the security is not a beneficial interest in securitized financial assets the Company uses the SFAS 115 (ASC 320-10) impairment model.

We routinely conduct periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are non-agency RMBS and HELOCs. For each non-agency RMBS in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on non-agency RMBS is other-than-temporary. The most significant inputs are:

•	Default rate – the number of securities expected to go into default each quarter which is driven by the roll rate of loans in each performance bucket that will migrate to default; and
•	Severity – the loss expected to be realized when a loan defaults

To determine if the unrealized loss for non-agency RMBS is other-than-temporary, we project total estimated defaults of the underlying assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given RMBS position will be subject to a write-down or loss, we record the expected credit loss as a charge to earnings.

In the first half of 2009, the housing market indicators and the broader economy continued to deteriorate. To reflect the declining value of homes in the current environment, we adjusted our non-agency RMBS loss severity assumptions to decrease the amount we expect to receive to cover the value of the original loan.

In addition, we have estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting bond collateral.

The table below shows the projected weighted-average default rates and loss severities for recent-vintage (i.e., 2007, 2006 and late 2005) non-agency RMBS portfolios at June 30, 2009 and Dec. 31, 2008.

Projected weighted-average default rates and severities
	June 30, 2009		Dec. 31, 2008
	Default Rate	Severity	Default Rate	Severity
Alt-A	32%	48%	28%	43%
Subprime	56%	64%	56%	59%
Prime	13%	37%	14%	31%

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

The following table provides the detail of securities portfolio losses. Securities write-downs in 2008 reflect mark-to-market (both credit and non-credit) impairment write-downs.

Net securities losses (impairment charges)					YTD
(in millions)	2Q09	1Q09		2Q08	2009		2008
Alt-A RMBS	$114	$125		$72	$239		$72
European floating rate notes	66	4		-	70		-
Credit cards	26	2		-	28		-
Prime RMBS	9	3		-	12		-
Home equity lines of credit	4	18		30	22		58
Subprime RMBS	1	-		-	1		-
Other	36	143	(a)	50	179	(a)	95
Total net securities losses	$256	$295		$152	$551		$225

(a)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

The following tables reflect investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred.

Debt securities credit loss roll forward	QTD
Beginning balance as of March 31, 2009	$735
Add: Initial OTTI credit losses	185
Subsequent OTTI credit losses	105
Less: Realized losses for securities sold	-
Securities intended or required to be sold	-
Increases in expected cash flows on debt securities	-
Ending balance as of June 30, 2009	$1,025

Debt securities credit loss roll forward	YTD
Beginning balance as of Dec. 31, 2008	$535
Add: Initial OTTI credit losses	343
Subsequent OTTI credit losses	147
Less: Realized losses for securities sold	-
Securities intended or required to be sold	-
Increases in expected cash flows on debt securities	-
Ending balance as of June 30, 2009	$1,025

Note 6 – Goodwill and intangible assets

Goodwill

The level of goodwill increased in the second quarter of 2009 due to foreign exchange translation on non-U.S. dollar denominated goodwill partially offset by the transfer of goodwill to discontinued operations. Goodwill impairment testing is performed annually at the business segment level. The table below provides a breakdown of goodwill by business segment.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other		Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138		$15,898
Foreign exchange translation	184	-	32	7	18	-	-		241
Transferred to discontinued operations	-	-	-	-	-	-	(128	)(a)	(128)
Other (b)	15	-	-	14	-	-	-		29
Goodwill at June 30, 2009	$7,417	$1,694	$3,392	$2,484	$920	$123	$10		$16,040

(a)	Includes $50 million goodwill impairment recorded in the first quarter of 2009.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

82    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at June 30, 2009 compared with Dec. 31, 2008 resulted from intangible amortization partially offset by foreign exchange translation on non-U.S. dollar denominated intangible assets. Intangible amortization expense was $108 million in the second quarter of 2009, $107 million in the first quarter of 2009, $123 million in the second quarter of 2008, $215 million in the first six months of 2009 and $242 million in the first six months of 2008.

The table below provides a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857	$5,856
Amortization	(110)	(23)	(16)	(40)	(13)	(13)	-	(215)
Foreign exchange translation	45	-	-	1	2	-	-	48
Transfer to discontinued operations	-	-	-	-	-	-	(4)	(4)
Other (a)	-	-	6	(14)	-	-	-	(8)
Balance at June 30, 2009	$2,530	$317	$292	$781	$688	$216	$853	$5,677

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets	June 30, 2009				Dec. 31, 2008
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth Management	$1,955	$(591)	$1,364	13 yrs.	$1,460
Customer contracts-Institutional services	2,037	(487)	1,550	15 yrs.	1,638
Deposit premiums	49	(35)	14	3 yrs.	25
Other	89	(25)	64	8 yrs.	69
Total subject to amortization	$4,130	$(1,138)	$2,992	14 yrs.	$3,192
Not subject to amortization: (a)
Trade name	$1,362	N/A	$1,362	N/A	$1,358
Customer relationships	1,323	N/A	1,323	N/A	1,306
Total not subject to amortization	$2,685	N/A	$2,685	N/A	$2,664
Total intangible assets	$6,815	$(1,138)	$5,677	N/A	$5,856

(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2009	$420
2010	378
2011	349
2012	323
2013	279

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

The Bank of New York Mellon Corporation    83

Notes to Consolidated Financial Statements	(continued)

losses. The Risk Committee of our Board of Directors reviews the allowance as of the end of each quarter.

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended June 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at March 31, 2009	$470	$89	$559
Transferred to discontinued operations	(38)	(2)	(40)
Charge-offs:
Commercial	(25)	-	(25)
Commercial real estate	(13)	-	(13)
Other residential mortgages	(16)	-	(16)
Total charge-offs	(54)	-	(54)
Recoveries	-	-	-
Net charge-offs	(54)	-	(54)
Provision	56	5	61
Balance at June 30, 2009 (a)	$434	$92	$526

(a)	Excludes discontinued operations

For the quarter ended June 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at March 31, 2008	$314	$173	$487
Charge-offs:
Commercial	(4)	-	(4)
Commercial real estate	(9)	-	(9)
Other residential mortgages	(2)	-	(2)
Total charge-offs	(15)	-	(15)
Recoveries:
Commercial	1	-	1
Leasing	1	-	1
Total recoveries	2	-	2
Net charge-offs	(13)	-	(13)
Sale of M1BB	(11)	(2)	(13)
Provision	63	(38)	25 (a)
Balance at June 30, 2008	$353	$133	$486 (a)

(a)	The provision for credit losses includes discontinued operations of $12 million. The allowance for credit losses includes discontinued operations of $28 million.

For the six months ended June 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Transferred to discontinued operations	(38)	(2)	(40)
Charge-offs:
Commercial	(47)	-	(47)
Commercial real estate	(30)	-	(30)
Other residential mortgages	(28)	-	(28)
Total charge-offs	(105)	-	(105)
Recoveries – Leasing	1	-	1
Net charge-offs	(104)	-	(104)
Provision	161	(20)	141 (a)
Balance at June 30, 2009 (b)	$434	$92	$526

(a)	The provision for credit losses includes discontinued operations of $21 million.
(b)	Excludes discontinued operations.

For the six months ended June 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2007	$327	$167	$494
Charge-offs:
Commercial	(11)	-	(11)
Commercial real estate	(9)	-	(9)
Other	(4)	-	(4)
Foreign	(5)	-	(5)
Total charge-offs	(29)	-	(29)
Recoveries:
Commercial	2	-	2
Leasing	1	-	1
Total recoveries	3	-	3
Net charge-offs	(26)	-	(26)
Sale of M1BB	(11)	(2)	(13)
SFAS 159 (ASC 825-10) adoption	(10)	-	(10)
Provision	73	(32)	41 (a)
Balance at June 30, 2008	$353	$133	$486 (a)

(a)	The provision for credit losses includes discontinued operations of $14 million. The allowance for credit losses includes discontinued operations of $28 million.

84    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 8 — Other assets

Other assets (in millions)	June 30, 2009		Dec. 31, 2008
Accounts receivable	$4,894	(a)	$4,057
Corporate/bank owned life insurance	3,806		3,781
Equity in joint ventures and other investments (b)	2,360		2,421
Fails to deliver	1,384		1,394
Margin deposits	344		1,275
Software	580		607
Prepaid expenses	696		422
Prepaid pension assets	404		371
Due from customers on acceptances	329		265
Other	464		430
Total other assets	$15,261		$15,023

(a)	Includes $800 million deposited with the IRS to mitigate interest costs associated with a disputed tax assessment.
(b)	Includes Federal Reserve Bank stock of $392 million and $342 million, respectively, at cost.

Note 9 — Net interest revenue

Net interest revenue	Quarter ended				Six months ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest revenue
Non-margin loans	$232	$239	$-	(a)	$471	$461	(a)
Margin loans	17	17	48		34	106
Securities:
Taxable	393	450	543		843	1,144
Exempt from federal income taxes	8	8	7		16	15
Total securities	401	458	550		859	1,159
Other short-term investments-U.S. government-backed commercial paper	-	10	-		10	-
Deposits in banks	166	217	412		383	824
Deposits with the Federal Reserve and other central banks	7	21	-		28
Federal funds sold and securities purchased under resale agreements	9	5	37		14	101
Trading assets	13	12	18		25	36
Total interest revenue	845	979	1,065	(a)	1,824	2,687	(a)
Interest expense
Deposits	40	76	475		116	1,086
Borrowings from Federal Reserve related to ABCP	-	7	-		7	-
Federal funds purchased and securities sold under repurchase agreements	(3)	-	9		(3)	30
Other borrowed funds	8	14	23		22	52
Customer payables	1	2	18		3	42
Long-term debt	99	105	152		204	346
Total interest expense	145	204	677		349	1,556
Net interest revenue	$700	$775	$388	(a)	$1,475	$1,131

(a)	Includes the SILO charge of $377 million recorded in the second quarter of 2008.

The Bank of New York Mellon Corporation    85

Notes to Consolidated Financial Statements	(continued)

Note 10 — Noninterest expense

The following table provides a breakdown of total noninterest expense.

Noninterest expense	Quarter ended				Six months ended
(in millions)	June 30, 2009		March 31, 2009	June 30, 2008	June 30, 2009		June 30, 2008
Staff (a)	$1,153		$1,169	$1,403	$2,322		$2,761
Professional, legal and other purchased services (a)	237		237	259	474		497
Net occupancy	142		139	138	281		266
Distribution and servicing	106		107	131	213		261
Software	93		81	88	174		167
Furniture and equipment	76		77	78	153		157
Business development	49		44	75	93		140
Sub-custodian (b)	60		39	72	99		137
Communications	29		25	33	54		65
Clearing (b)	31		27	21	58		30
Support agreement charges	(15)		(8)	(9)	(23)		5
Amortization of intangible assets	108		107	123	215		242
M&I expenses	59		68	149	127		275
Restructuring charges	6		10	-	16		-
Other	249	(c)	158	182	407	(c)	342
Total noninterest expense	$2,383		$2,280	$2,743	$4,663		$5,345

(a)

In the second quarter of 2009, certain temporary/consulting expenses were reclassified from professional, legal and other purchased services to staff expense. This reclassification totaled $24 million in the first quarter of 2009, $19 million in the second quarter of 2008 and $32 million in the first six months of 2008.

(b)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $- million in the first quarter of 2009, $10 million in the second quarter of 2008 and $14 million in the first six months of 2008.

(c)	Includes $61 million of FDIC special assessment recorded in the second quarter of 2009.

Note 11 — Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	June 30, 2009			March 31, 2009			June 30, 2008
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$24	$4	$1	$24	$5	$1	$19	$7	$1
Interest cost	39	5	4	39	5	4	36	7	4
Expected return on assets	(72)	(7)	(2)	(72)	(7)	(2)	(73)	(10)	(1)
Other	4	1	2	3	1	2	19	1	2
Net periodic benefit cost (credit)	$(5)	$3	$5	$(6)	$4	$5	$1	$5	$6

Net periodic benefit cost (credit)	Six months ended
	June 30, 2009			June 30, 2008
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$48	$9	$2	$38	$14	$2
Interest cost	78	10	8	72	14	8
Expected return on assets	(144)	(14)	(4)	(146)	(20)	(2)
Other	7	2	4	22	2	4
Net periodic benefit cost (credit)	$(11)	$7	$10	$(14)	$10	$12

86    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 12 — Restructuring charge

In the fourth quarter of 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by approximately 4%, or an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. In the second quarter and first six months of 2009, we recorded additional charges of $6 million and $16 million, respectively associated with this workforce reduction.

As of June 30, 2009, we have eliminated approximately 1,300 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. We expect to substantially complete this reduction by the end of 2009.

The following table presents the activity in the restructuring reserve through June 30, 2009.

Restructuring charge reserve - activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total

Original restructuring charge at Dec. 31, 2008	$166	$9	$5	$1	$181
Additional charges	8	-	-	2	10
Utilization	(30)	-	-	-	(30)

Balance at March 31, 2009	$144	$9	$5	$3	$161
Additional charges	-	(2)	-	8	6
Utilization	(27)	-	-	(4)	(31)

Balance at June 30, 2009	$117	$7	$5	$7	$136

The restructuring charges for the fourth quarter of 2008 and first and second quarters of 2009 are presented below by business segment. The charges were recorded in the Other segment as this restructuring was a corporate initiative and not directly related to the operating performance of these segments.

Restructuring charge by segment (in millions)	2Q09	1Q09	4Q08	Total restructuring charges
Asset management	$4	$3	$64	$71
Asset servicing	(4)	3	34	33
Issuer services	1	-	15	16
Wealth management	1	1	13	15
Treasury services	1	-	6	7
Clearing services	(1)	1	6	6
Other (including shared services)	4	2	43	49
Total restructuring charges	$6	$10	$181	$197

Note 13 — Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2009	June 30, 2008

Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.4	2.2
Credit for low-income housing investments	(2.6)	(1.2)
Tax-exempt income	(3.0)	(2.0)
Foreign operations	(7.5)	(5.2)
Tax settlements	(11.0)	8.3
Other - net	0.7	2.0

Effective rate	16.0%	39.1%

Our total tax reserves as of June 30, 2009 were $223 million compared with $204 million at March 31, 2009. If these tax reserves were unnecessary, $223 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of June 30, 2009 is accrued interest, where applicable, of $84 million. The additional tax expense related to interest for the three and six months ended June 30, 2009 was $23 million and $38 million, respectively.

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

Note 14 — Securitizations and variable interest entities

Securitizations

In 2000, we purchased Dreyfus Institutional Reserves Money Fund shares and sold the right to receive the principal value of the shares in 2021 in a securitization transaction and retained the rights to receive the ongoing dividends from the shares.

In 2003, the Company securitized quarterly variable rate municipal bonds, which are Aa3/AAA insured bonds issued by borrowers rated no lower than A2/A+ by Moody’s Investor Services and Standard & Poors. No gain or loss was recognized on this transaction.

Our retained interests in these securitizations at June 30, 2009 and Dec. 31, 2008, are approximately $150 million and $234 million, respectively, which represents our maximum exposure to the securitizations. The Company did not securitize any assets during the first half of 2009.

At June 30, 2009, the Company had no asset-backed commercial paper conduits.

Variable Interest Entities

FIN 46(R) (ASC 810-10), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) (ASC 810-10) applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a Variable Interest Entity (“VIE”) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. The Company is required to consolidate entities for which it is the primary beneficiary.

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

Primary beneficiary calculations are prepared in accordance with FIN 46(R) (ASC 810-10). This evaluation includes estimates of ranges and probabilities of losses and returns from the funds. The calculated expected gains and expected losses are allocated to the variable interests holders of the funds, which are generally the fund’s investors and may include the Company, in order to determine which entity is required to consolidate the VIE, if any.

The start up capital invested in our Asset Management VIEs as of June 30, 2009 has been included in our financial statements as shown below:

Other VIEs at June 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$27	$-	$27
Available-for-sale	96	-	96
Other	245	-	245
Total	$368	$-	$368

Other VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$26	$-	$26
Available-for-sale	102	-	102
Other	272	-	272
Total	$400	$-	$400

The Company has voluntarily provided limited credit support to certain money market, collective, commingled and separate account funds (the “Funds”). Entering into such support agreements represents an event under FIN 46(R) (ASC 810-10), and its interpretations.

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

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements:

Credit supported VIEs at June 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$182	$161

Credit supported VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$248	$142

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into the Company and have affected the following financial statement items:

Consolidated VIEs at June 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$38	$-	$38
Other	-	139	23
Total	$38	$139	$61

Consolidated VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$26	$-	$26
Other	24	353	47
Total	$50	$353	$73

The maximum loss exposure shown above for the credit support agreements provided to the Company’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for the Company’s clients that accepted our offer of support. As of June 30, 2009, the Company recorded $283 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 15 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.18% to 5.68% at June 30, 2009 and 0.08% to 3.25% at Dec. 31, 2008. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

Note 16, “Fair value measurement” presents assets and liabilities measured at fair value by the three level valuation hierarchy established by SFAS 157 (ASC 820-10), as well as a roll forward schedule of fair value measurements using significant unobservable inputs. Note 17, “Fair value option” presents the instruments for which fair value accounting was elected and the corresponding income statement impact of these instruments.

The Bank of New York Mellon Corporation    89

Notes to Consolidated Financial Statements	(continued)

A summary of the practices used for determining fair value is as follows.

Interest-bearing deposits in banks

The fair value of interest-bearing deposits in banks is based on discounted cash flows.

Securities, trading activities, and derivatives used for ALM

The fair value of securities and trading assets and liabilities is based on quoted market prices, dealer quotes, or pricing models. Fair value amounts for derivative instruments, such as options, futures and forward rate contracts, commitments to purchase and sell foreign exchange, and foreign currency swaps, are similarly determined. The fair value of over-the-counter interest rate swaps is the discounted value of projected future cash flows, adjusted for other factors including, but not limited to and if applicable, optionality and implied volatilities, as well as counterparty credit.

Loans and commitments

For residential mortgage loans, fair value is estimated using discounted cash flow analyses, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. Discounted future cash flows are used to determine the fair value of other types of loans. The fair value of commitments to extend credit, standby letters of credit, and commercial letters of credit is based upon the cost to settle the commitment.

Other financial assets

Fair value is assumed to equal carrying value for these assets due to their short maturity.

Deposits, borrowings and long-term debt

The fair value of noninterest-bearing deposits and payables to customers and broker-dealers is assumed to be their carrying amount. The fair value of interest-bearing deposits, borrowings, and long-term debt is based upon current rates for instruments of the same remaining maturity or quoted market prices for the same or similar issues.

Summary of financial instruments
	June 30, 2009		Dec. 31, 2008
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits in banks	$43,369	$43,401	$39,126	$39,183
Securities	52,781	52,322	43,707	42,756
Trading assets	7,611	7,611	11,102	11,102
Loans and commitments	34,058	34,091	38,968	39,002
Derivatives used for ALM	428	428	709	709
Other financial assets	27,890	27,890	69,531	69,531
Total financial assets	$166,137	$165,743	$203,143	$202,283
Assets of discontinued operations	2,137	2,137	-	-
Non-financial assets	34,738		34,369
Total assets	$203,012		$237,512
Liabilities:
Noninterest-bearing deposits	$36,055	$36,055	$55,816	$55,816
Interest-bearing deposits	94,534	94,532	103,857	103,858
Payables to customers and broker-dealers	8,492	8,492	9,274	9,274
Borrowings	3,766	3,766	8,083	8,083
Long-term debt	17,363	17,134	15,865	15,211
Trading liabilities	6,889	6,889	8,085	8,085
Derivatives used for ALM	97	97	19	19
Total financial liabilities	$167,196	$166,965	$200,999	$200,346
Liabilities of discontinued operations	1,607	1,607	-	-
Non-financial liabilities	6,905		8,424
Total liabilities	$175,708		$209,423

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At June 30, 2009:
Loans	$2	$2	$-	$-
Securities held-for-sale	200	214	-	(15)
Deposits	31	30	2	-
Long-term debt	12,078	11,292	426	(82)
At Dec. 31, 2008:
Loans	$8	$6	$-	$-
Securities held-for-sale	219	217	-	(19)
Deposits	600	590	8	-
Long-term debt	11,106	10,456	701	-

90    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 16 – Fair value measurement

We adopted SFAS 157 (ASC 820-10), (“Fair Value Measurement”), effective Jan. 1, 2008. SFAS 157 (ASC 820-10) defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS 157 (ASC 820-10) requires consideration of a company’s own creditworthiness when valuing liabilities.

Effective Jan. 1, 2009, we adopted SFAS 157-4 (ASC 820-10), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. SFAS 157-4 (ASC 820-10) provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price notion. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157 (ASC 820-10). It also requires additional disclosures for instruments within the scope of SFAS 157 (ASC 820-10) to include inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities.

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

We also adopted SFAS 159 (ASC 825-10) (“The Fair Value Option for Financial Assets and Financial Liabilities”), effective Jan. 1, 2008. SFAS 159 (ASC 825-10) provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards.

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

Valuation hierarchy

SFAS 157 (ASC 820-10) establishes a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

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

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, non-agency RMBS, certain private equity investments, and derivative contracts that are highly structured or long-dated.

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

92    The Bank of New York Mellon Corporation

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

If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain agency and non-agency mortgage-backed securities, commercial mortgage-backed securities and European floating rate notes.

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

Recent transactions in non-agency RMBS and commercial mortgage-backed securities may not reflect an orderly transaction in the marketplace. In adopting the guidance of SFAS 157-4 (ASC 820-10), for these securities, we adjust the discount rate to reflect “an orderly transaction” in the current marketplace. We used a discount rate that was determined based on our assessment of the credit quality of the non-agency RMBS and commercial mortgage-backed securities. The discount rate was derived based on input from market participants as to the appropriate discount rate for hypothetical bond issuances that exhibit certain credit features similar to the bonds we hold.

To further reflect current market conditions, we weighted our internally modeled price with prices derived from pricing sources to calculate the fair market value in an orderly transaction. Depending on credit quality, the price weighting of the security ranged from 5% pricing source and 95% model to 85% pricing source and 15% model.

The Bank of New York Mellon Corporation    93

Notes to Consolidated Financial Statements	(continued)

Other short-term U.S. government-backed commercial paper and borrowings from Federal Reserve related to asset-backed commercial paper

These instruments are classified in Level 2 of the valuation hierarchy. The fair value of these instruments is estimated using pricing models.

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and we classify them in Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Additional disclosures of derivative instruments are provided in Note 18 of Notes to Consolidated Financial Statements.

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

94    The Bank of New York Mellon Corporation

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

The following tables present the financial instruments carried at fair value at June 30, 2009 and Dec. 31, 2008, by caption on the consolidated balance sheet and by SFAS 157 (ASC 820-10) valuation hierarchy (as described above).

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Government obligations	$502	$2,865	$-	$-	$3,367
U.S. Government agencies	-	1,283	-	-	1,283
Obligations of states and political subdivisions	-	606	-	-	606
Agency residential mortgage-backed securities	-	15,214	-	-	15,214
Alt-A residential mortgage-backed securities	-	2,755	91	-	2,846
Prime residential mortgage-backed securities	-	3,403	590	-	3,993
Subprime residential mortgage-backed securities	-	389	469	-	858
Other residential mortgage-backed securities	-	1,968	-	-	1,968
Commercial mortgage-backed securities	-	2,073	478	-	2,551
Asset-backed collateralized debt obligations	-	311	6	-	317
Other asset-backed securities	-	1,063	10	-	1,073
Equity securities	285	779	16	-	1,080
Other debt securities (b)	53	6,765	152	-	6,970
Total available-for-sale	840	39,474	1,812	-	42,126
Trading assets:
Debt and equity instruments (c)	624	808	221	-	1,653
Derivative assets	4,260	16,092	145	(14,539)	5,958
Total trading assets	4,884	16,900	366	(14,539)	7,611
Other assets (d)	-	517	162	-	679
Discontinued operations (e)	-	545	-	-	545
Total assets at fair value	$5,724	$57,436	$2,340	$(14,539)	$50,961
Percent of assets prior to netting	8.7%	87.7%	3.6%
Trading liabilities:
Debt and equity instruments	$708	$277	$-	$-	$985
Derivative liabilities	4,083	15,652	90	(13,921)	5,904
Total trading liabilities	4,791	15,929	90	(13,921)	6,889
Other liabilities (f)	30	592	3	-	625
Total liabilities at fair value	$4,821	$16,521	$93	$(13,921)	$7,514
Percent of liabilities prior to netting	22.5%	77.1%	0.4%

The Bank of New York Mellon Corporation    95

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2008
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Government obligations	$440	$341	$-	$-	$781
U.S. Government agencies	-	1,299	-	-	1,299
Obligations of states and political subdivisions	-	883	-	-	883
Agency residential mortgage-backed securities	-	10,899	-	-	10,899
Alt-A residential mortgage-backed securities	-	2,962	-	-	2,962
Prime residential mortgage-backed securities	-	4,704	-	-	4,704
Subprime residential mortgage-backed securities	-	937	-	-	937
Other residential mortgage-backed securities	-	2,401	-	-	2,401
Commercial mortgage-backed securities	-	2,472	-	-	2,472
Asset-backed collateralized debt obligations	-	418	22	-	440
Other asset-backed securities	-	1,116	17	-	1,133
Equity securities	575	775	13	-	1,363
Other debt securities (b)	41	1,392	357	-	1,790
Total available-for-sale	1,056	30,599	409	-	32,064
Other short-term U.S. government-backed commercial paper	-	5,629	-	-	5,629
Trading assets:
Debt and equity instruments (c)	691	1,189	20	-	1,900
Derivative assets	7,965	19,065	83	(17,911)	9,202
Total trading assets	8,656	20,254	103	(17,911)	11,102
Other assets (d)	682	988	200	-	1,870
Total assets at fair value	$10,394	$57,470	$712	$(17,911)	$50,665
Percent of assets prior to netting	15.2%	83.8%	1.0%
Borrowing from Federal Reserve related to asset-backed commercial paper	$-	$5,591	$-	$-	$5,591
Trading liabilities:
Debt and equity instruments	605	204	-	-	809
Derivative liabilities	7,662	18,336	149	(18,871)	7,276
Total trading liabilities	8,267	18,540	149	(18,871)	8,085
Other liabilities (f)	2	719	-	-	721
Total liabilities at fair value	$8,269	$24,850	$149	$(18,871)	$14,397
Percent of liabilities prior to netting	24.9%	74.7%	0.4%

(a)	FIN 39 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)

Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a SFAS 159 (ASC 825-10) fair value option election.

(e)	Available for sale securities held at MUNB.
(f)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts for the three and six month periods ended June 30, 2009 and 2008 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

In accordance with SFAS 157-4 (ASC 820-10), the Company adjusts the discount rate on securities to reflect what they would sell for in an orderly market (model price) and compares the model prices to prices provided by pricing sources. If the difference between the model price and the prices provided by pricing sources is outside of established thresholds, the securities are included in Level 3. In the second

96    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

quarter of 2009, the Company transferred securities from Level 3 to Level 2 because the price of the securities provided by the pricing sources began to converge with the model price of the securities determined by the Company.

Fair value measurements using significant unobservable inputs three months ended June 30, 2009	Fair Value March 31, 2009	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2009	Change in unrealized gains and (losses) related to instruments held at June 30, 2009
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A residential mortgage-backed securities	$370	$(2)		$(14)	$(22)	$(241)	$91	$(1)
Prime residential mortgage-backed securities	1,595	(2)		(65)	(113)	(825)	590	(7)
Subprime residential mortgage-backed securities	608	-		(41)	(22)	(76)	469	-
Commercial mortgage-backed securities	572	-		(20)	5	(79)	478	-
Asset-backed commercial debt obligations	10	(45)		41	-	-	6	60
Other asset-backed securities	13	-		5	-	(8)	10	-
Equity securities	14	-		1	1	-	16	-
Other debt securities	258	-		-	(16)	(90)	152	-
Total available-for-sale	3,440	(49	) (a)	(93)	(167)	(1,319)	1,812	52
Trading assets:
Debt and equity instruments	60	13	(b)	-	-	148	221	-
Derivative assets	104	34	(b)	1	6	-	145	-
Other assets	177	(14	) (b)	-	6	(7)	162	-
Total assets	$3,781	$(16)		$(92)	$(155)	$(1,178)	$2,340	$52
Trading liabilities:
Derivative liabilities	$(122)	$31	(b)	$-	$1	$-	$(90)	-
Other liabilities	(6)	-		-	-	3	(3)	-
Total liabilities	$(128)	$31		$-	$1	$3	$(93)	$-

Fair value measurements using significant unobservable inputs three months ended June 30, 2008	Fair Value March 31, 2008	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2008	Change in unrealized gains and (losses) related to instruments held at June 30, 2008
(in millions)		Income		Comprehensive income
Available-for-sale securities	$854	$(60	) (a)	$28	(a)	$(12)	$(26)	$784	$(32)
Trading assets:
Debt and equity instruments	-	(10	) (b)	-		2	26	18	(12)
Derivative assets	177	29	(b)	-		(1)	(5)	200	29
Other assets	250	3	(c)	-		10	(1)	262	2
Total assets	$1,281	$(38)		$28		$(1)	$(6)	$1,264	$(13)
Trading liabilities:
Derivative liabilities	$(52)	$10	(b)	$-		$(3)	$-	$(45)	$3
Other liabilities	(38)	(27	) (c)	-		-	(2)	(67)	(26)
Total liabilities	$(90)	$(17)		$-		$(3)	$(2)	$(112)	$(23)

The Bank of New York Mellon Corporation    97

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs six months ended June 30, 2009	Fair Value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2009	Change in unrealized gains and (losses) related to instruments held at June 30, 2009
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A residential mortgage-backed securities	$-	$(1)		$(15)	$(22)	$129	$91	$12
Prime residential mortgage-backed securities	-	(2)		(65)	(113)	770	590	48
Subprime residential mortgage-backed securities	-	-		(41)	(22)	532	469	30
Commercial mortgage-backed securities	-	-		(19)	4	493	478	35
Asset-backed commercial debt obligations	22	(76)		60	-	-	6	60
Other asset-backed securities	17	-		1	-	(8)	10	(1)
Equity securities	13	-		2	1	-	16	1
Other debt securities	357	(99)		(7)	(18)	(81)	152	-
Total available-for-sale	409	(178	) (a)	(84)	(170)	1,835	1,812	185
Trading assets:
Debt and equity instruments	20	13	(b)	(1)	-	189	221	(2)
Derivative assets	83	35	(b)	7	3	17	145	(1)
Other assets	200	(43	) (c)	-	7	(2)	162	-
Total assets	$712	$(173)		$(78)	$(160)	$2,039	$2,340	$182
Trading liabilities:
Derivative liabilities	$(149)	$53	(b)	$2	$-	$4	$(90)	$-
Other liabilities	-	(8	) (c)	-	-	5	(3)	-
Total liabilities	$(149)	$45		$2	$-	$9	$(93)	$-

Fair value measurements using significant unobservable inputs six months ended June 30, 2008	Fair Value Dec. 31, 2007	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2008	Change in unrealized gains and (losses) related to instruments held at June 30, 2008
(in millions)		Income		Comprehensive income
Available-for-sale securities	$853	$(106	) (a)	$43	(a)	$20	$(26)	$784	$(63)
Trading assets:
Debt and equity instruments	-	(10	) (b)	-		2	26	18	(12)
Derivative assets	166	46	(b)	-		(10)	(2)	200	55
Other assets	243	11	(c)	-		9	(1)	262	5
Total assets	$1,262	$(59)		$43		$21	$(3)	$1,264	$(15)
Trading liabilities:
Derivative liabilities	$(34)	$(9	) (b)	$-		$(2)	$-	$(45)	$(15)
Other liabilities	(50)	(15	) (c)	-		-	(2)	(67)	(14)
Total liabilities	$(84)	$(24)		$-		$(2)	$(2)	$(112)	$(29)

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

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2009 and Dec. 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2009 and Dec. 31, 2008.

98    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets measured at fair value on a nonrecurring basis at June 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value

Loans (a)	$-	$43	$214	$257
Other assets (b)	-	5	-	5

Total assets at fair value on a nonrecurring basis	$-	$48	$214	$262

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total carrying value

Loans (a)	$14	$43	$161	$218
Other assets (b)	-	6	-	6

Total assets at fair value on a nonrecurring basis	$14	$49	$161	$224

(a)

During the quarters ended June 30, 2009 and Dec. 31, 2008, the fair value of these loans was reduced $55 million and $35 million, based on the fair value of the underlying collateral as allowed by SFAS 114 (ASC 310-10), Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)

Other assets received in satisfaction of debt. The fair value of these assets was reduced $16 million in the second quarter of 2009 and was reduced $2 million in the fourth quarter of 2008, based on the fair value of the underlying collateral with an offset in other revenue.

Note 17 – Fair value option

SFAS 159 (ASC 825-10) provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

At Dec. 31, 2008, $5.6 billion of other short-term U.S. government-backed commercial paper and $5.6 billion of borrowings from Federal Reserve related to asset-backed commercial paper were held at fair value. There were no balances outstanding for these instruments at June 30, 2009.

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three and six month periods ended June 30, 2009 and 2008.

Foreign exchange and other trading activities
	Quarter ended		Six months ended
(in millions)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Loans	$1	$35	$2	$66
Other liabilities	1	-	(1)	(1)

At June 30, 2009, the fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of $1 million at June 30, 2009 and $3 million at Dec. 31, 2008 and is included in other liabilities. The contractual amount of such commitments was $110 million at both June 30, 2009 and Dec. 31, 2008.

Note 18 – Derivative instruments

We use derivatives to manage exposure to market risk, interest rate risk, credit risk, foreign currency risk, to generate profits from proprietary trading and to assist customers with their risk management objectives.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of foreign

The Bank of New York Mellon Corporation    99

Notes to Consolidated Financial Statements	(continued)

currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first half of 2009.

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

The fixed rate loans hedged generally have an original maturity of 10 to 11 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At June 30, 2009, $2 million of loans were hedged with interest rate swaps, which had notional values of $2 million.

The securities hedged generally have a weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with “pay fixed rate, receive variable rate” swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At June 30, 2009, $214 million of securities were hedged with interest rate swaps that had notional values of $214 million.

The fixed rate deposits hedged generally have original maturities of 5 to 11 years and are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At June 30, 2009, $30 million of deposits were hedged with interest rate swaps that had notional values of $30 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2009, $11.7 billion of debt was hedged with interest rate swaps that had notional values of $11.3 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities that have the U.S. dollar as their functional currency. As of June 30, 2009, the hedged forecasted foreign currency transactions and linked FX forward hedges were $61 million, with $2 million (pre-tax) of losses recorded in other comprehensive income. These gains are expected to be reclassified to income over the next nine months.

We also use forward foreign exchange contracts with original maturities of 10 months or less to hedge our Euro and Japanese Yen foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. At June 30, 2009, these economic hedges had a U.S. dollar equivalent notional value of $34 million, with $3.0 million (pre-tax) of losses from those FX forward hedges recorded in foreign exchange and other trading activities.

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

100    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At June 30, 2009, foreign exchange contracts, with notional amounts totaling $3.7 billion, were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of the Company in various currencies, and, at June 30, 2009, had a combined U.S. dollar equivalent value of $899 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2009	June 30, 2008

Fair value hedge of loans	$(0.1)	$0.1
Fair value hedge of securities	(0.1)	(0.1)
Fair value hedge of deposits and long-term debt	2.0	0.7
Cash flow hedges	(0.1)	(0.1)
Other (a)	0.2	0.1

Total	$1.9	$0.7

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008	June 30, 2009	Dec. 31, 2008

Derivatives designated as hedging instruments:(c)
Interest rate contracts	$11,538	$11,362	$605	$928	$166	$162
Other contracts	3,800	3,397	17	680	65	-

Total derivatives designated as hedging instruments			$622	$1,608	$231	$162

Derivatives not designated as hedging instruments:(d)
Interest rate contracts	$1,008,547	$867,873	$15,425	$18,452	$15,277	$17,818
Equity contracts	9,274	14,396	546	742	526	713
Credit contracts	866	1,328	27	86	-	-
Other contracts	260,784	240,425	4,498	7,833	4,022	7,615

Total derivatives not designated as hedging instruments			$20,496	$27,113	$19,825	$26,146

Total derivatives fair value (b)			$21,118	$28,721	$20,056	$26,308

Effect of master netting agreements			(14,539)	(17,911)	(13,921)	(18,871)

Fair value after effect of master netting agreements			$6,579	$10,810	$6,135	$7,437

(a)

Derivative financial instruments are reported net of cash collateral received and paid of $648 million and $30 million, respectively at June 30, 2009 and $817 million and $1.8 billion, respectively at Dec. 31, 2008.

(b)	Fair values are on a gross basis, before consideration of master netting agreements, as required by SFAS No. 161 (ASC 815-10).
(c)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(d)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

At June 30, 2009, approximately $603 billion (notional) of interest rate contracts will mature within one year, $252 billion between one and five years, and the balance after five years.

At June 30, 2009, approximately $251 billion (notional) of foreign exchange contracts will mature within one year and $9 billion between one and five years, and the balance after five years.

Impact of derivative instruments on the income statement

(in millions)	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative Quarter ended		Location of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Quarter ended
Derivatives in Fair Value Hedging Relationships		June 30, 2009	June 30 2008		June 30, 2009	June 30, 2008
Interest rate contracts	Net interest revenue	$(358.2)	$(338.3)	Net interest revenue	$358.6	$339.9

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest rate contracts	$-	$-	Net interest revenue	$24.9	$-	Net interest revenue	$-	$-
FX contracts	(3.9)	0.8	Other revenue	3.8	(2.6)	Other revenue	-	-
Total	$(3.9)	$0.8		$28.7	$(2.6)		$-	$-

The Bank of New York Mellon Corporation    101

Notes to Consolidated Financial Statements	(continued)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
Derivatives in Net Investment Hedging Relationships	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
FX contracts	$(250.7)	$(36.2)	Net interest revenue	$-	$-	Other revenue	$(0.1)	$0.1

Impact of derivative instruments on the income statement

(in millions)	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative Six months ended		Location of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Six months ended
Derivatives in Fair Value Hedging Relationships		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest rate contracts	Net interest revenue	$(356.9)	$(119.4)	Net interest revenue	$358.8	$120.1

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Six months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Six months ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Interest rate contracts	$-	$-	Net interest revenue	$25.9	$1.8	Net interest revenue	$(0.1)	$(0.1)
FX contracts	0.1	(0.4)	Other revenue	8.9	(0.2)	Other revenue	-	-
Total	$0.1	$(0.4)		$34.8	$1.6		$(0.1)	$(0.1)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Six months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Six months ended
Derivatives in Net Investment Hedging Relationships	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
FX contracts	$(205.7)	$(76.4)	Net interest revenue	$-	$-	Other revenue	$0.1	$(0.1)

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

102    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

assessment of market conditions. Additional stress scenarios based upon historic market events are also performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading activities included the following:

Foreign exchange and other trading activities

	Quarter ended			Six months ended
(in millions)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Foreign exchange	$240	$219	$259	$459	$486
Fixed income	37	75	48	112	59
Credit derivatives	(45)	(1)	(20)	(46)	(19)
Other	5	14	21	19	41
Total	$237	$307	$308	$544	$567

Foreign exchange includes income from purchasing and selling foreign exchange, futures, and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, foreign currency swaps, options and fixed income securities. Credit derivatives include revenue from credit default swaps. Other primarily includes income from equity securities and equity derivatives.

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

Additional disclosures concerning derivative financial instruments are provided in Note 16 of the Notes to Consolidated Financial Statements.

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

The following table shows the fair value of contracts falling under close-out agreements that were in net liability positions as of June 30, 2009 for three key ratings triggers

If the Company’s rating was changed to	Potential close-out exposures (fair value)
A3/A-	$373 million
Baa2/BBB	$524 million
Bal/BB+	$948 million

Additionally, if the Company’s debt rating had fallen below investment grade on June 30, 2009, existing collateral arrangements would have required the Company to have posted an additional $562 million of collateral.

The Bank of New York Mellon Corporation    103

Notes to Consolidated Financial Statements	(continued)

Note 19 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance-sheet risks. Significant industry concentrations related to credit exposure at June 30, 2009 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	June 30, 2009
	Loans	Unfunded commitments	Total exposure
Securities industry	$5.7	$2.0	$7.7
Insurance	0.5	6.2	6.7
Banks	3.0	3.1	6.1
Asset managers	0.9	3.2	4.1
Government	0.3	3.1	3.4
Other	0.7	2.3	3.0
Total	$11.1	$19.9	$31.0

Commercial portfolio exposure (in billions)	June 30, 2009
	Loans	Unfunded commitments	Total exposure
Media and telecom	$0.9	$2.0	$2.9
Manufacturing	1.4	6.8	8.2
Energy and utilities	1.0	6.7	7.7
Services and other	1.3	8.8	10.1
Total	$4.6	$24.3	$28.9

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at June 30, 2009 and Dec. 31, 2008 follows:

Off-balance sheet credit risks (in millions)	June 30, 2009	Dec. 31, 2008
Lending commitments (a)	$34,706	$38,822
Standby letters of credit (b)	12,394	13,084
Commercial letters of credit	940	705
Securities lending indemnifications	289,864	325,975
Support agreements	266	244

(a)	Net of participations totaling $789 million at June 30, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.7 billion at both June 30, 2009 and Dec. 31, 2008.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending related commitments was $92 million at June 30, 2009 and $114 million at Dec. 31, 2008. A summary of lending commitment maturities is as follows: $12 billion less than one year; $22 billion in one to five years, and $1 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs at June 30, 2009 was $12.4 billion and at Dec. 31, 2008 was $13.1 billion and includes $1.0 billion that were collateralized with cash and securities on June 30, 2009 and $1.1 billion on Dec. 31, 2008. At June 30, 2009, approximately $7.5 billion of the SBLCs will expire within one year and the remaining $4.9 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending related commitments.

104    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. The Company’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2009	Dec. 31, 2008
Investment grade	87%	89%
Noninvestment grade	13	11%

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $313 billion at June 30, 2009 and $335 billion at Dec. 31, 2008.

Our potential exposure to support agreements was approximately $266 million at June 30, 2009 compared with $244 million at Dec. 31, 2008. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements.

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

The Bank of New York Mellon Corporation    105

Notes to Consolidated Financial Statements	(continued)

the customers of the bank’s clients on certain goods imported into the country. The claim seeks $22.5 billion in “direct and indirect” losses.

The Bank has been defending itself vigorously in this matter and intends to continue to do so. The Bank believes it has meritorious procedural and substantive defenses to the allegations in the Russian courts and also believes it has meritorious defenses to an attempted enforcement of a judgment outside the Russian Federation in countries in which the Bank has material assets if a judgment were to be entered in this matter by the Russian courts. The Bank has engaged in settlement discussions with representatives of the Customs Service and has indicated that the Bank is willing to accept a reasonable resolution of this matter, which reflects its lack of merit. There can be no assurance that a resolution will be reached.

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

As previously disclosed, in connection with the acquired JPMorgan Chase corporate trust business, the Bank was required to file various IRS information and withholding tax returns for 2006. In preparing to do so, the Bank identified certain inconsistencies in the supporting tax documentation and records transferred to the Bank that were needed to file accurate returns. The Company was informed in the second quarter of 2009 by JPMorgan Chase that all issues concerning 2006 had been resolved with the IRS. Accordingly, the Company has no further exposure for potential tax reporting deficiencies attributable to the 2006 JPMorgan Chase corporate trust business.

As previously disclosed, in the fourth quarter of 2007, we also discovered that other business lines, including the legacy The Bank of New York corporate trust business, may have similar issues and initiated an extensive company-wide review to identify any inconsistencies in the supporting tax documentation. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matter. The Company recorded a $13 million reserve as of June 30, 2009 which represents its estimate of the potential exposure from tax reporting inconsistencies based on the remediation status and discussions with the IRS to date.

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

The transaction involved payments of U.K. corporate income taxes that generated foreign tax credits over the 2001-2006 period. The IRS has indicated it intends to seek to disallow the foreign tax credits primarily on the basis the transaction lacked economic substance. We are prepared to vigorously defend our position.

While we have not yet received a statutory notice of deficiency, during the second quarter of 2009 we deposited approximately $800 million with the IRS to mitigate interest costs that could arise with this disputed tax assessment. The Company believes the tax benefits associated with the transaction were

106    The Bank of New York Mellon Corporation

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

As previously disclosed, the Company self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC and certain state authorities, including the Texas State Securities Board, Florida Office of Financial Regulation, and the New York Attorney General are investigating these transactions. MFM is cooperating fully with the investigations.

As previously disclosed, the Company became aware of circumstances suggesting that employees of Mellon Securities LLC (“Mellon Securities”), which executes orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. The Company self-disclosed this matter to the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the SEC on a voluntary basis. In June 2009, the SEC obtained a formal order of investigation. Mellon Securities is cooperating fully with the investigation.

As previously disclosed, in April 2009, BNY MCM entered into a letter of Acceptance, Waiver and Consent with FINRA relating to the sale of Auction Rate Securities (“ARS”). Two institutional customers not included in the FINRA settlement have filed lawsuits and one such customer has filed an arbitration proceeding against BNY MCM, alleging misrepresentations and omissions in the sale of ARS to them.

A number of participants in the securities lending program, which is associated with the Company’s asset servicing business, have filed or threatened lawsuits against the Company or its affiliates. The participants allege that they have incurred losses, including losses related to investments in

Sigma Finance Inc., and seek damages as to those losses. Certain of these cases seek to proceed as class actions. The participants assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty.

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

Note 20 – Business segments

Business segments accounting principles

Our segment data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the segments will track their economic performance.

Segment results are subject to reclassification whenever improvements are made in the

The Bank of New York Mellon Corporation    107

Notes to Consolidated Financial Statements	(continued)

measurement principles or when organizational changes are made.

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K, except that other fee revenue and net interest revenue differ from the amounts shown in the Consolidated Income Statement because amounts presented in Business segments are on an FTE basis.

In the second quarter of 2009, the financial results of MUNB were moved from the Other segment into discontinued operations. Historical results in the Other segment have been restated.

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

We provide segment data for seven segments, with certain segments combined into sector groupings as shown below.

Sector/Segment	Primary types of revenue
Asset and Wealth Management sector
Asset Management segment	• Asset and wealth management fees from: Mutual funds Institutional clients Private clients Performance fees • Distribution and servicing fees
Wealth Management segment	• Wealth management fees from high-net-worth individuals and families, family offices and business enterprises, charitable gift programs, and foundations and endowments
Institutional Services sector
Asset Servicing segment	• Asset servicing fees, including: Institutional trust and custody fees Broker-dealer services Securities lending • Foreign exchange
Issuer Services segment	• Issuer services fees, including: Corporate trust Depositary receipts Employee investment plan services Shareowner services
Clearing Services segment	• Clearing services fees, including broker-dealer and registered investment advisor services
Treasury Services segment	• Treasury services fees, including: Global payment services Working capital solutions • Financing-related fees
Other segment	• Leasing operations • Corporate treasury activities • Global markets and institutional banking services • Business exits • M&I expenses

108    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

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

•	The measure of revenues and pre-tax profit or loss by a segment has been adjusted to present segment data on an FTE basis.
•	Support and other indirect expenses are allocated to segments based on internally-developed methodologies.
•

The FDIC special emergency deposit assessment is considered a corporate charge and was therefore recorded in the Other segment. Recurring FDIC expense is allocated to segments based on average deposits generated within each segment.

•	Support agreement charges are recorded in the segment in which the charges occurred.
•	Restructuring charges are a result of corporate initiatives and therefore are recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each segment. Segments with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual business segments.

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended June 30, 2009
(dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$529	$140	$669	$893	$410	$314	$195	$1,812	$(216)	$2,265
Net interest revenue	9	49	58	211	185	87	155	638	8	704
Total revenue	538	189	727	1,104	595	401	350	2,450	(208)	2,969	(a)
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	146	620	710	323	263	206	1,502	261	2,383
Income before taxes	$64	$43	$107	$394	$272	$138	$144	$948	$(530)	$525
Pre-tax operating margin (b)	12%	23%	15%	36%	46%	34%	41%	39%	N/M	18%
Average assets	$12,377	$9,131	$21,508	$58,289	$52,152	$17,014	$24,861	$152,316	$32,402	$206,226	(c)

For the quarter ended June 30, 2008
(dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$796	$161	$957	$1,090	$479	$323	$255	$2,147	$(104)	$3,000
Net interest revenue	11	48	59	213	176	75	153	617	(284)	392
Total revenue	807	209	1,016	1,303	655	398	408	2,764	(388)	3,392	(a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	14	13
Noninterest expense	601	155	756	812	367	297	210	1,686	301	2,743
Income before taxes	$206	$55	$261	$491	$288	$101	$198	$1,078	$(703)	$636
Pre-tax operating margin (b)	26%	26%	26%	38%	44%	25%	49%	39%	N/M	19%
Average assets	$13,410	$10,254	$23,664	$54,763	$35,167	$17,395	$21,227	$128,552	$41,381	$193,597	(c)

The Bank of New York Mellon Corporation    109

Notes to Consolidated Financial Statements	(continued)

For the six months ended June 30, 2009
(dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$1,008	$281	$1,289	$1,723	$814	$635	$434	$3,606	$(486)	$4,409
Net interest revenue	25	99	124	460	385	169	313	1,327	32	1,483
Total revenue	1,033	380	1,413	2,183	1,199	804	747	4,933	(454)	5,892	(a)
Provision for credit losses	-	-	-	-	-	-	-	-	120	120
Noninterest expense	927	285	1,212	1,422	641	522	407	2,992	459	4,663
Income before taxes	$106	$95	$201	$761	$558	$282	$340	$1,941	$(1,033)	$1,109
Pre-tax operating margin (b)	10%	25%	14%	35%	47%	35%	46%	39%	N/M	19%
Average assets	$12,506	$9,370	$21,876	$61,702	$51,507	$17,803	$26,800	$157,812	$32,270	$211,958	(c)

For the six months ended June 30, 2008
(dollar amounts in millions, presented on an FTE basis)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$1,548	$327	$1,875	$2,197	$886	$626	$482	$4,191	$(75)	$5,991
Net interest revenue	26	94	120	435	329	150	335	1,249	(228)	1,141
Total revenue	1,574	421	1,995	2,632	1,215	776	817	5,440	(303)	7,132	(a)
Provision for credit losses	-	(1)	(1)	-	-	-	-	-	28	27
Noninterest expense	1,220	310	1,530	1,570	705	566	422	3,263	552	5,345
Income before taxes	$354	$112	$466	$1,062	$510	$210	$395	$2,177	$(883)	$1,760
Pre-tax operating margin (b)	22%	27%	23%	40%	42%	27%	48%	40%	N/M	25%
Average assets	$13,324	$10,375	$23,699	$53,616	$33,697	$16,902	$22,690	$126,905	$45,264	$195,868	(c)

(a)

Consolidated results include FTE impact of $12 million in the second quarter of 2009, $15 million in the second quarter of 2008, $24 million in the first six months of 2009 and $30 million in the first six months of 2008.

(b)	Income before taxes divided by total revenue.
(c)

Including average assets of discontinued operations of $2,307 million for the second quarter of 2009, $2,400 million for the second quarter of 2008, $2,336 million for the first six months of 2009 and $2,526 million for the first six months of 2008, consolidated average assets were $208,533 million for the second quarter of 2009, $195,997 million for the second quarter of 2008, $214,294 million for the first six months of 2009 and $198,394 million for the first six months of 2008.

N/M—	Not meaningful.

110    The Bank of New York Mellon Corporation

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Bank of New York Mellon Corporation    111

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of the Company; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our segments; the effect of economic conditions on goodwill and intangible assets; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: our strategic focus, including the planned sale of Mellon United National Bank; the expected increase in the percentage of revenue and income from outside the U.S.; targeted capital ratios; the FDIC’s extension of certain programs created to address market events and expenses incurred with respect to these programs; deposit levels; our decision to reduce cash held at central banks and invest in certain types of securities; expectations with respect to earnings per share; statements with respect to the value of our securities portfolio and our intent to hold securities until maturity; assumptions with respect to residential mortgage-backed securities; expected losses included in securities write-downs and impairments; statements on our institutional credit strategies; goals with respect to our commercial portfolio; trends in the real estate market; descriptions of our allowance for credit losses and loan losses; expectations with respect to the increase in nonperforming assets; descriptions of our exposure to support agreements; statements with respect to our liquidity targets, including the effect of reductions in securities servicing; access to capital markets; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; timing and impact of adoption of recent accounting pronouncements; the materiality of acquisitions; the timing of our reductions in workforce; amount of dividends bank subsidiaries can pay without regulatory waiver; the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings, including the claims raised by The Federal Customs Service of the Russian Federation.

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

Factors that could cause the Company’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of the Company’s stock and factors which represents risk associated with the business and operations of the Company, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2008 and in the Form 10-Q for the quarter ended March 31, 2009, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond the Company’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2008 and in the Form 10-Q for the quarter ended March 31, 2009 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by the Company with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of the Company’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

112    The Bank of New York Mellon Corporation

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

See the “Legal proceedings” section in Note 19 to the Notes to Consolidated Financial Statements, which portion is incorporated by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the second quarter of 2009.

Issuer purchases of equity securities

Share repurchases during second quarter 2009				Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased		Average price per share
April 2009	73		$27.00	-
May 2009	14		$27.75	-
June 2009	289		$28.00	-
Second quarter 2009	376	(a)	$27.79	-

(a)	These shares were purchased at a purchase price of approximately $10 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of the Company authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased under this program in the second quarter of 2009.

At June 30, 2009, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on April 14, 2009, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders.

1.	The election of 15 directors for a term expiring in 2010:

Name of Director	Votes For	Votes Withheld
Ruth E. Bruch	953,901,771	41,271,572
Nicholas M. Donofrio	980,313,869	14,859,474
Gerald L. Hassell	984,525,997	10,647,346
Edmund F. Kelly	943,418,686	51,754,657
Robert P. Kelly	978,988,709	16,184,634
Richard J. Kogan	983,634,761	11,538,582
Michael J. Kowalski	985,379,187	9,794,156
John A. Luke, Jr.	908,720,811	86,452,532
Robert Mehrabian	938,991,400	56,181,943
Mark A. Nordenberg	983,959,686	11,213,657
Catherine A. Rein	953,121,615	42,051,728
William C. Richardson	984,328,823	10,844,520
Samuel C. Scott III	914,945,762	80,227,581
John P. Surma	954,388,103	40,785,240
Wesley W. von Schack	910,892,803	84,280,540

2.	Advisory (non-binding) vote regarding 2008 executive compensation (approved by a majority of votes cast):

For:	949,878,387
Against:	35,062,218
Abstain:	10,232,738

The Bank of New York Mellon Corporation    113

Part II — Other Information (continued)

3.	Ratification of the appointment of KPMG LLP as independent registered public accounting firm for fiscal year 2009 (approved by a majority of votes cast):

For:	980,641,687
Against:	11,896,522
Abstain:	2,635,134

4.	Approval of stockholder proposal requesting cumulative voting in the election of directors (not approved by a majority of votes cast):

For:	319,695,660
Against:	565,917,288
Abstain:	4,350,391
Broker non-votes:	105,210,004

5.	Approval of stockholder proposal requesting adoption of a 75% retention policy for shares acquired through compensation plans (not approved by a majority of votes cast):

For:	265,185,608
Against:	604,582,209
Abstain:	20,195,523
Broker non-votes:	105,210,003

Abstentions and broker non-votes are not counted as votes cast. There were no broker non-votes for Items 1, 2 or 3.

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

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended April 14, 2009.

3.3	Certificate of Elimination of Series B Preferred Shares, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 23, 2009.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2009. The Company hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Income Statement for the three and six months ended June 30, 2009 and June 30, 2008, (ii) the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008 and the three months ended March 31, 2009, (iii) the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and June 30, 2008, (iv) the Consolidated Statement of Changes in Equity for the six months ended June 30, 2009 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

114    The Bank of New York Mellon Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: August 7, 2009	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

The Bank of New York Mellon Corporation    115

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended on April 14, 2009.	Filed herewith.

3.3	Certificate of Elimination of Series B Preferred Shares.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 23, 2009.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2009. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

116    The Bank of New York Mellon Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

The Bank of New York Mellon Corporation    117