Form 10-Q
period 2009-09-30
Bank of New York Mellon CORP
filed 2009-11-06
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer [ ✓ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No    ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2009
Common Stock, $0.01 par value	1,204,243,958

THE BANK OF NEW YORK MELLON CORPORATION

THIRD QUARTER 2009 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Third quarter 2009 and subsequent events	5
Highlights of third quarter 2009 results	5
Impact of the market environment on our business	7
Fee and other revenue	8
Net interest revenue	11
Average balances and interest rates	13
Noninterest expense	15
Income taxes	16
Business segments review	16
Critical accounting estimates	33
Consolidated balance sheet review	33
Support agreements	45
Liquidity and dividends	45
Capital	48
Trading activities and risk management	50
Foreign exchange and other trading	52
Asset/liability management	52
Off-balance-sheet financial instruments	53
Supplemental information – Explanation of Non-GAAP financial measures	53
Recent accounting and regulatory developments	57
Government monetary policies and competition	60
Website information	60

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	62
Consolidated Balance Sheet (unaudited)	64
Consolidated Statement of Cash Flows (unaudited)	65
Consolidated Statement of Changes in Equity (unaudited)	66

Notes to Consolidated Financial Statements	67

Item 4. Controls and Procedures.	104

Forward-looking Statements.	105

Part II – Other Information

Item 1. Legal Proceedings	106

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	106

Item 6. Exhibits	106

Signature	107

Index to Exhibits	108

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended				Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$(2,458)	$176	$303		$(1,960)	$1,358
Basic EPS	(2.05)	0.15	0.26		(1.67)	1.18
Diluted EPS (a)	(2.05)	0.15	0.26		(1.67)	1.17

Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$(2,439)	$267	$303		$(1,809)	$1,348
Basic EPS from continuing operations	(2.04)	0.23	0.26		(1.54)	1.17
Diluted EPS from continuing operations (a)	(2.04)	0.23	0.26		(1.54)	1.16

Continuing operations:
Fee and other revenue	$(2,216)	$2,257	$2,926		$2,177	$8,897
Net interest revenue	716	700	681		2,191	1,812

Total revenue	$(1,500)	$2,957	$3,607		$4,368	$10,709

Return on common equity (annualized) (b)	N/M	4.0%	4.3%		N/M	6.3%
Non-GAAP adjusted (c)	10.1%	6.4%	14.2%		9.0%	13.4%

Return on tangible common equity (annualized) – Non-GAAP (c)	N/M	18.4%	18.9%		N/M	24.8%
Non-GAAP adjusted (c)	32.0%	23.3%	50.2%		32.3%	45.5%

Fee and other revenue as a percent of total revenue	N/M	76%	81%		50%	83%
Non-GAAP adjusted (c)	79%	78%	80%		78%	80%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$248	$241	$287		$241	$292
Percent of non-U.S. fee revenue and net interest revenue	31%	31%	33	% (d)	30%	34	% (d)

Pre-tax operating margin	N/M	17%	7%		N/M	19%
Non-GAAP adjusted (c)	32%	31%	39%		32%	38%

Net interest margin (FTE) (e)	1.85%	1.80%	1.92	% (d)	1.84%	1.71	% (d)

Assets under management (“AUM”) at period end (in billions)	$966	$926	$1,067		$966	$1,067

Assets under custody and administration (“AUC” ) at period end (in trillions)	$22.1	$20.7	$22.4		$22.1	$22.4
Equity securities	29%	27%	28%		29%	28%
Fixed income securities	71%	73%	72%		71%	72%
Cross-border assets at period end (in trillions)	$8.6	$7.8	$8.9		$8.6	$8.9

Market value of securities on loan at period end (in billions) (f)	$299	$290	$470		$299	$470

Average common shares and equivalents outstanding (in thousands):
Basic	1,197,414	1,171,081	1,143,445		1,171,675	1,141,424
Diluted (a)	1,197,414	1,174,466	1,147,586		1,171,675	1,148,402

Capital ratios (g):
Tier 1 capital ratio	11.4%	12.5%	9.3%		11.4%	9.3%
Tier 1 common to risk-weighted assets ratio (c)	9.9%	11.1%	8.0%		9.9%	8.0%
Total (Tier 1 plus Tier 2) capital ratio	15.3%	16.0%	12.8%		15.3%	12.8%
Common shareholders’ equity to assets ratio (c)	13.3%	13.4%	10.3%		13.3%	10.3%
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (c)	5.2%	4.8%	3.9%		5.2%	3.9%

2    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Return on average assets (annualized) (b)	N/M	0.52%	0.61%	N/M	0.92%

Selected average balances:
Interest-earning assets (h)	$155,159	$157,265	$142,062	$159,916	$142,318
Total assets	$205,786	$208,533	$198,827	$211,427	$198,539
Interest-bearing deposits (h)	$93,632	$98,896	$86,016	$98,140	$90,634
Noninterest-bearing deposits (h)	$34,920	$32,852	$32,953	$36,915	$27,679
Total shareholders’ equity	$28,144	$28,934	$27,996	$28,352	$28,682

Other information at period end:
Employees	42,000	41,800	42,900	42,000	42,900

Dividends per common share	$0.09	$0.09	$0.24	$0.42	$0.72
Dividend yield (annualized)	1.2%	1.2%	2.9%	1.9%	2.9%
Closing common stock price per common share	$28.99	$29.31	$32.58	$28.99	$32.58
Market capitalization	$34,911	$35,255	$37,388	$34,911	$37,388

Book value per common share	$23.50	$22.68	$23.97	$23.50	$23.97
Tangible book value per common share – Non-GAAP (c)	$7.54	$6.60	$6.65	$7.54	$6.65
Period end common shares outstanding (in thousands)	1,204,244	1,202,828	1,147,567	1,204,244	1,147,567

(a)	Diluted earnings per share for the three and nine months ended Sept. 30, 2009 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.
(b)

Return on common equity on a net income basis was not meaningful for the third quarter of 2009, 2.7% for the second quarter of 2009, 4.3% for the third quarter of 2008, not meaningful for the first nine months of 2009 and 6.3% for the first nine months of 2008. Return on average assets on a net income basis was not meaningful for the third quarter of 2009, 0.34% for the second quarter of 2009, 0.61% for the third quarter of 2008, not meaningful for the first nine months of 2009 and 0.91% for the first nine months of 2008. Return on average assets was calculated on a continuing operations basis even though the prior period balance sheets, in accordance with GAAP, have not been restated for discontinued operations.

(c)	See Supplemental Information beginning on page 53 for a calculation of these ratios.
(d)

Excluding the SILO/LILO charges, the percent of non-U.S. fee and net interest revenue was 32% and 33% for the quarter and nine months ended Sept. 30, 2008, respectively, and the net interest margin was 2.24% and 2.17% for the third quarter and nine months ended Sept. 30, 2008, respectively.

(e)	Prior periods are calculated on a continuing operations basis, even though the prior period balance sheets, in accordance with GAAP have not been restated for discontinued operations.
(f)	Represents the securities on loan, both cash and non-cash, managed by the Asset Servicing segment.
(g)	Includes discontinued operations.
(h)	Excludes the impact of discontinued operations.

N/M – Not meaningful.

The Bank of New York Mellon Corporation    3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon”, the “Company,” and similar terms refer to The Bank of New York Mellon Corporation.

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

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (FTE) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. See the Supplemental information – Explanation of Non-GAAP financial measures beginning on page 53 for a reconciliation of amounts presented in accordance with GAAP to adjusted Non-GAAP amounts.

In the first quarter of 2009, we adopted new guidance from the Financial Accounting Standards Board (“FASB”) on the recognition and presentation of other-than-temporary-impairments that is included in Accounting Standard Codification (“ASC”) 320, Investments-Debt and Equity Securities. We also adopted new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The impact of adopting this guidance is discussed in Critical Accounting Estimates and Notes 5 and 16 to the Notes to Consolidated Financial Statements.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, endowments and foundations and high-net-worth individuals. At Sept. 30, 2009, we had $22.1 trillion in assets under custody and administration and $966 billion in assets under management, serviced $11.9 trillion in outstanding debt and, on average, processed $1.6 trillion of global payments per day.

BNY Mellon’s businesses benefit during periods of global growth in financial assets and concentration of wealth, and also benefit from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to accelerate the long-term growth of our businesses and on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of our strategy include: providing superior client service versus peers; strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); an increasing percentage of revenue and income derived from outside the U.S.; successful integration of

4    The Bank of New York Mellon Corporation

acquisitions and competitive margins; and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted minimum ratio of Tier 1 capital to risk-weighted assets of 10%.

Third quarter 2009 and subsequent events

Investment securities portfolio restructuring

Consistent with our ongoing strategy to reduce balance sheet risk, and reflecting the recent improvement in the fixed income markets, we sold or are in the process of restructuring the watch list portion of our investment securities portfolio.

The sales and restructuring impact approximately $12.1 billion (pre-restructuring amortized cost) of investment securities. As a result of investment securities sales and restructuring in the third quarter of 2009, we recognized a charge of $4.8 billion (pre-tax). Subsequent to Sept. 30, 2009, approximately $2.1 billion (pre-restructuring amortized cost of $3.6 billion) of the lowest quality securities were sold at fair value. The majority of the restructured securities are expected to be retained on BNY Mellon’s balance sheet.

The charge for restructuring the securities portfolio had a minimal impact on the tangible capital ratio, as approximately 90% of the charge had previously been reflected in tangible capital.

After giving effect to the securities sales and restructuring described above, the net unrealized loss on the investment securities portfolio was $1.4 billion (pre-tax) at Sept. 30, 2009, an improvement of $6.3 billion compared with June 30, 2009.

As a result of the restructuring, we expect net interest revenue to be positively impacted by approximately $125-175 million in 2010.

Repurchased warrant related to TARP

On Aug. 5, 2009, BNY Mellon repurchased, for $136 million, the warrant issued to the U.S. Treasury in connection with the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

Settlement with the Russian Federal Customs Service

In October 2009, the Federal Customs Service of the Russian Federation (the “Customs Service”) and The Bank of New York Mellon (the “Bank”), a subsidiary of BNY Mellon, settled the litigation filed by the Customs Service in the Arbitrazh Court of the City of Moscow.

Under the terms of the agreement, the Customs Service agreed to withdraw its $22.5 billion lawsuit, the proceedings were terminated by the Arbitrazh Court, and the Customs Service and the Bank exchanged mutual releases. Without any admission of liability, the Bank agreed to pay $14 million, which was previously accrued, in trial costs and expenses to the Customs Service in consideration for the settlement.

Acquisition of Insight Investment Management

In November 2009, we acquired Insight Investment Management Limited (“Insight Investment”) from Lloyds Banking Group plc for £235 million ($377 million of cash and stock). Based in London, Insight Investment specializes in liability-driven investment solutions, active fixed income and alternative investments. Its clients include some of the UK’s largest pension schemes, corporates, insurance companies and local authorities, along with a growing number of non-UK clients and some of the best-known financial services and intermediary companies. Insight Investment has approximately £83 billion ($133 billion) in assets under management.

Insight Investment will join the other investment boutiques at BNY Mellon Asset Management.

Siguler Guff & Company, LLC investment

In November 2009, BNY Mellon acquired a 20% minority interest in Siguler Guff & Company, LLC (and certain related entities), a multi-strategy private equity firm with approximately $8 billion in assets under management and committed capital.

Highlights of third quarter 2009 results

We reported a loss from continuing operations applicable to the common shareholders of BNY Mellon of $2.4 billion or $2.04 per diluted common share in the third quarter of 2009. This compares

The Bank of New York Mellon Corporation    5

with net income of $303 million, or diluted earnings per common share of $0.26, in the third quarter of 2008 and $267 million, or diluted earnings per common share of $0.23, in the second quarter of 2009.

Net loss applicable to common shareholders, including discontinued operations, totaled $2.5 billion, or $2.05 per diluted common share, in the third quarter of 2009, compared with net income of $303 million, or $0.26 per diluted earnings per common share, in the third quarter of 2008 and $176 million, or $0.15 per diluted earnings per common share, in the second quarter of 2009.

Results for the third quarter of 2009 include the following:

•

The investment securities portfolio restructuring charge of $4.8 billion (pre-tax), or $2.54 per diluted common share described above under “Investment securities portfolio restructuring.” (See Consolidated balance sheet review beginning on page 33); and

•	Merger and integration (“M&I”) expenses of $54 million (pre-tax), or $0.03 per diluted common share. (See Noninterest expense beginning on page 15).

Highlights for the third quarter of 2009 include:

•

Assets under custody and administration (“AUC”) totaled $22.1 trillion at Sept. 30, 2009 compared with $22.4 trillion at Sept. 30, 2008 and $20.7 trillion at June 30, 2009. The year-over-year decrease reflects continued new business wins, which were more than offset by lower market values, while the sequential increase primarily reflects higher market values and new business. (See the Institutional Services sector on page 25).

•

Assets under management (“AUM”) totaled $966 billion at Sept. 30, 2009 compared with $1.1 trillion at Sept. 30, 2008 and $926 billion at June 30, 2009. The year-over-year decrease reflects lower market values and long-term outflows, while the sequential increase primarily reflects market appreciation offset in part by money market outflows. (See the Asset and Wealth Management sector on page 21).

•	Securities servicing revenue totaled $1.2 billion in the third quarter of 2009 compared with $1.5 billion in the third quarter of 2008. Continued
new business wins were more than offset by lower securities lending revenue, lower money market related distribution fees and lower market values. (See the Institutional Services sector on page 25).
•

Securities lending fee revenue totaled $43 million in the third quarter of 2009 compared with $155 million in the third quarter of 2008. The decrease reflects lower loan balances due to de-leveraging in the financial markets and narrower spreads. Securities lending assets totaled $299 billion at Sept. 30, 2009 compared with $470 billion at Sept. 30, 2008 and $290 billion at June 30, 2009. (See the Institutional Services sector on page 25).

•

Asset and wealth management fees, including performance fees, totaled $650 million in the third quarter of 2009 compared with $795 million in the third quarter of 2008. The decrease reflects global weakness in market values, partially offset by new business. (See the Asset Management and Wealth Management segments beginning on page 22).

•

Foreign exchange and other trading activities revenue totaled $246 million in the third quarter of 2009 compared with $385 million in the third quarter of 2008. The decrease reflects lower foreign exchange revenue, driven by lower volumes and volatility, as well as a lower valuation of credit swaps used to economically hedge the loan portfolio. (See Fee and other revenue beginning on page 8).

•

Investment income and other revenue totaled $205 million in the third quarter of 2009, increasing $121 million year-over-year and $152 million sequentially, primarily as a result of leasing gains and a gain on the sale of VISA shares. (See Fee and other revenue beginning on page 8).

•

Net interest revenue totaled $716 million in the third quarter of 2009 compared with $681 million in the third quarter of 2008. The increase reflects the SILO/LILO charge recorded in the third quarter of 2008. (See Net interest revenue beginning on page 11).

•

The provision for credit losses was $147 million in the third quarter of 2009 compared with $23 million in the third quarter of 2008. The increase primarily relates to downgrades in the insurance and media portfolios. (See Asset quality and allowance for credit losses beginning on page 41).

6    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

•

Noninterest expense totaled $2.3 billion in the third quarter of 2009 compared with $3.3 billion in the third quarter of 2008. The decrease primarily reflects lower support agreement charges and lower staff expense. (See Noninterest expense beginning on page 15).

•

The unrealized net of tax losses on our total investment securities portfolio was $1.0 billion at Sept. 30, 2009 compared with $4.8 billion at June 30, 2009 and $2.8 billion at Sept. 30, 2008. The sequential improvement reflects $3.0 billion related to the restructuring of the investment securities portfolio and $0.8 billion resulting from the improvement in the fixed income markets. (See Consolidated balance sheet review beginning on page 33).

•

The Tier 1 capital ratio was 11.4% at Sept. 30, 2009 compared with 12.5% at June 30, 2009 and 9.3% at Sept. 30, 2008. The increase in the Tier 1 capital ratio year-over-year primarily reflects common stock issuances in 2009, lower risk-weighted assets and earnings retention offset by the charge related to restructuring of the investment securities portfolio. The decrease sequentially primarily reflects the charge related to the restructuring of the investment securities portfolio. (See Capital beginning on page 48).

Impact of the market environment on our business

The following section discusses the impact of the current market environment on BNY Mellon’s operations.

Impact on our business

Our Asset and Wealth Management businesses have been negatively impacted by global weakness in market values. The average S&P 500 and the average FTSE indices declined 21% and 12%, respectively, from the third quarter of 2008, resulting in lower asset and wealth management fee revenue, and impacting performance fees.

Foreign exchange (“FX”) revenues returned to more normalized levels in 2009 from the record levels experienced in the fourth quarter of 2008, reflecting lower customer volumes and volatility.

Results in our securities lending business continue to be impacted by lower market valuations and narrower spreads, as well as overall de-leveraging in the financial markets compared with 2008. In the third quarter of 2009, spreads continued to narrow and are returning to more historic levels.

Market conditions continue to drive a lower volume of fixed income securities issuances globally, which has adversely impacted our Corporate Trust business.

The current low interest rate environment continues to adversely impact our net interest revenue and corresponding net interest margin, as well as money market mutual fund related fees.

The market environment has also resulted in new opportunities for BNY Mellon, primarily through our Global Corporate Trust and Asset Servicing businesses. Among other things, these businesses continue to play a role in supporting governments’ stabilization efforts in North America and Europe to bring liquidity back to the financial markets.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the Temporary Liquidity Guarantee Program (“TLGP”). This program, as amended by interim rules adopted in February, March and September 2009:

•

Guarantees certain types of senior unsecured debt issued by participating U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and Oct. 31, 2009, including promissory notes, commercial paper and any unsecured portion of senior debt. Prepayment of debt not guaranteed by the FDIC and replacement with FDIC-guaranteed debt is not permitted. In the first quarter of 2009, BNY Mellon issued approximately $600 million of FDIC-guaranteed debt maturing June 29, 2012 under this program, which was the maximum amount of the debt permissible for it under the TLGP. BNY Mellon is obligated to pay to the FDIC an assessment fee at a rate of 100 basis points per annum on the aggregate principal amount of its FDIC-guaranteed debt under this program. At Sept. 30, 2009, $2 billion of FDIC-guaranteed debt is included in the investment securities portfolio.

•	Provides full FDIC deposit insurance coverage for funds held by participating FDIC-insured depository institutions (“IDI”) in noninterest-

The Bank of New York Mellon Corporation    7

bearing transaction deposit accounts until Dec. 31, 2009, extended until June 30, 2010 as discussed below. For such accounts, a 10 basis point surcharge on the depository institution’s current assessment rate will be applied to deposits not otherwise covered by the existing deposit insurance limit of $250,000. In the fourth quarter of 2009, the FDIC extended the expiration of this program until

June 30, 2010. On Nov. 2, 2009, BNY Mellon elected to opt-out of the six month extension of this program. Our participation in the current program will continue until Dec. 31, 2009. IDIs that continue to participate in the program would be subject to increased fees (from 15-25 basis points, depending on the risk category applicable to the IDI versus the current 10 basis points). At Sept. 30, 2009, $26 billion of deposits with us were covered by the FDIC’s TLGP.

Fee and other revenue

Fee and other revenue				3Q09 vs.		Year-to-date		YTD09 vs.
(dollars in millions unless otherwise noted)	3Q09	2Q09	3Q08	3Q08	2Q09	2009	2008	YTD08
Securities servicing fees:
Asset servicing	$600	$574	$653 (a)	(8)%	5%	$1,693	$1,982 (a)	(15)%
Securities lending revenue (b)	43	97	155	(72)	(56)	230	602	(62)
Issuer services	359	372	477	(25)	(3)	1,095	1,297	(16)
Clearing services	236	250	259	(9)	(6)	739	786	(6)
Total securities servicing fees	1,238	1,293	1,544	(20)	(4)	3,757	4,667	(19)
Asset and wealth management fees	650	637	795	(18)	2	1,903	2,517	(24)
Foreign exchange and other trading activities	246	237	385	(36)	4	790	952	(17)
Treasury services	128	132	129	(1)	(3)	385	382	1
Distribution and servicing	94	107	107	(12)	(12)	312	315	(1)
Financing-related fees	56	54	44	27	4	158	142	11
Investment income	121	44	47	N/M	N/M	148	162	(9)
Other	84	9	37	N/M	N/M	108	147	(27)
Total fee revenue	$2,617	$2,513	$3,088	(15)%	4%	$7,561	$9,284	(19)%
Net securities (losses)	(4,833)	(256)	(162)	N/M	N/M	(5,384)	(387)	N/M
Total fee and other revenue	$(2,216)	$2,257	$2,926	N/M	N/M	$2,177	$8,897	(76)%
Fee and other revenue as a percentage of total revenue (c)	N/M	76%	81%			50%	83%
Market value of AUM at period end (in billions)	$966	$926	$1,067	(9)%	4%	$966	$1,067	(9)%
Market value of AUC or administration at period end (in trillions)	$22.1	$20.7	$22.4	(1)%	7%	$22.1	$22.4	(1)%

(a)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursement was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $4 million in the third quarter of 2008 and $18 million in the first nine months of 2008.

(b)	Included in asset servicing revenue on the income statement.
(c)

Excluding investment securities losses and the second and third quarter 2008 SILO/LILO charges, fee and other revenue as a percentage of total revenue was 79% in the third quarter of 2009, 78% in the second quarter of 2009, 80% in the third quarter of 2008, 78% in the first nine months of 2009 and 80% in the first nine months of 2008.

N/M	– Not meaningful.

Fee revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue decreased 15% versus the year-ago quarter primarily due to decreases in asset and wealth management fees, foreign exchange and other trading activities, issuer services revenue and securities lending revenue, partially offset by increases in investment income and other revenue. Sequentially, fee revenue increased 4% (unannualized) reflecting higher investment income, other revenue, asset servicing revenue, asset and wealth management fees, and foreign exchange and other trading activities, partially offset by a decrease in securities lending revenue.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the third quarter of 2008 and second quarter of 2009:

8    The Bank of New York Mellon Corporation

•

Asset servicing fees – Year-over-year results reflect the continued impact of new business wins which were more than offset by lower market values and lower client activity. Sequential results primarily reflect new business wins and higher market values.

•

Securities lending revenue – The year-over-year results reflect lower loan balances due to de-leveraging in the market, lower market values and narrower spreads. The sequential decline was due to a narrowing of spreads which are returning to more historical levels, and seasonality.

•

Issuer services fees – The decrease compared with the third quarter of 2008 reflects lower Depositary Receipts revenue due primarily to a decline in transaction fees and lower Corporate Trust fees due to a lower level of fixed income issuances globally and lower money market related distribution fees. The decrease sequentially primarily reflects lower money market related distribution fees, a lower level of fixed income issuances globally and seasonally lower activity in shareowner services.

•

Clearing services fees –Year-over-year and sequential results reflect lower money market related distribution fees and lower trading volumes. The sequential decline also reflects normal third quarter seasonality.

See the Institutional Services sector in Business segments review for additional details.

Asset and wealth management fees

Asset and wealth management fees, including performance fees, decreased from the third quarter of 2008, reflecting global weakness in market values, partially offset by new business. The sequential increase was primarily driven by improved market values and new business. Comparisons with both prior periods were also impacted by lower money market related fees due to increased fee waivers.

Total AUM for the Asset and Wealth Management sector were $966 billion at Sept. 30, 2009 compared with $1.1 trillion at Sept. 30, 2008 and $926 billion at June 30, 2009. The decrease compared with Sept. 30, 2008 resulted from lower market values and long-term outflows. The increase compared with June 30, 2009 resulted from market appreciation offset in part by money market outflows. The S&P 500 Index was 1057 at Sept. 30, 2009 compared with 919 at June 30, 2009 (a 15% increase) and 1166 at Sept. 30, 2008 (a 9% decrease).

See the Asset and Wealth Management sector in Business segments review for additional details regarding the drivers of asset and wealth management fees.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing segment, decreased 36% compared with the third quarter of 2008, and increased 4% (unannualized) compared with the second quarter of 2009. The decrease year-over-year reflects lower foreign exchange revenue driven by lower volumes and volatility, as well as a lower valuation of the credit default swaps used to economically hedge the loan portfolio. The sequential increase reflects higher fixed income derivatives revenue and a lower level of mark-to-market losses on credit default swaps, partially offset by lower foreign exchange revenue resulting from lower volatility and seasonality.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees decreased $1 million compared with the third quarter of 2008 and $4 million compared with the second quarter of 2009. The decreases were driven by lower global payment volumes.

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

Distribution and servicing fee revenue decreased $13 million compared with both the third quarter of 2008 and second quarter of 2009. These decreases primarily reflect lower money market related fees. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial

The Bank of New York Mellon Corporation    9

intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees increased $12 million compared with the third quarter of 2008 and $2 million sequentially. The increase year-over-year reflected higher fees on capital market products.

Investment income

Investment income				Year-to-date
(in millions)	3Q09	2Q09	3Q08	2009	2008
Corporate/bank-owned life insurance	$42	$31	$37	$114	$111
Lease residual gains (losses)	55	(10)	17	71	30
Seed capital gains (losses)	15	19	(29)	24	(45)
Private equity gains (losses)	8	(9)	8	(21)	19
Equity investment income (loss)	1	13	14	(40)	47
Total investment income	$121	$44	$47	$148	$162

Investment income, which is primarily reported in the Other and Asset Management segments, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income (loss). The increase, compared with the third quarter of 2008, primarily reflects lease residual gains of $55 million in the third quarter of 2009 compared with $17 million in the third quarter of 2008 and gains from seed capital investments of $15 million in the third quarter of 2009 compared to losses of $29 million in the third quarter of 2008. The increase, compared to the second quarter of 2009, primarily related to higher lease residual and private equity gains, and income from corporate-owned life insurance partially offset by lower equity investments income.

Other revenue

Other revenue				Year-to-date
(in millions)	3Q09	2Q09	3Q08	2009	2008
Asset-related gains	$54	$16	$8	$76	$67
Expense reimbursements from joint ventures	9	7	9	24	21
Other income (loss)	21	(14)	20	8	59
Total other revenue	$84	$9	$37	$108	$147

Other revenue includes asset-related gains, expense reimbursements from joint ventures and other income (loss). Asset-related gains include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Other income (loss) primarily includes foreign currency translation, other investments and various miscellaneous revenues.

Total other revenue increased in the third quarter of 2009 compared with the third quarter of 2008 and the second quarter of 2009 primarily due to a gain on the sale of VISA shares.

Net investment securities gains (losses)

Net securities losses totaled $4.8 billion in the third quarter of 2009, compared with $162 million in the third quarter of 2008 and $256 million in the second quarter of 2009.

The following table details investment securities losses by type of security. The loss in the third quarter of 2009 primarily resulted from our intent to sell investment securities and the restructuring of a significant portion of the watch list investment securities portfolio. See Consolidated balance sheet review for further information on the investment securities portfolio, including the restructuring of the portfolio.

As a result of adopting ASC 320, investment securities losses in the first half of 2009 primarily reflected credit related losses. In the third quarter of 2009, we recognized both credit and non-credit related losses on our securities for which we declared our intent to sell. Investment securities losses in the third quarter of 2008 reflect mark-to-market (both credit and non-credit) impairment losses.

Net investment securities losses				Year-to-date
(in millions)	3Q09	2Q09	3Q08	2009	2008
Alt-A RMBS	$2,857	$114	$29	$3,096	$101
Prime RMBS	999	9	12	1,011	12
Subprime RMBS	321	1	12	322	12
Home equity lines of credit	234	4	10	256	68
European floating rate notes	234	66	-	304	-
Credit cards	-	26	-	28	-
Commercial MBS	89	-	-	89	-
Other	99	36	99	278	194
Total net investment securities losses	$4,833	$256	$162	$5,384	$387

10    The Bank of New York Mellon Corporation

Year-to-date 2009 compared with year-to-date 2008

Fee and other revenue for the first nine months of 2009 totaled $2.2 billion compared with $8.9 billion in the first nine months of 2008. The decrease primarily reflects investment securities losses, as well as lower asset and wealth management fees, securities lending revenue, asset servicing fees issuer services fees and foreign exchange and other trading revenue.

Investment securities losses were $5.4 billion for the first nine months of 2009 compared to $387 million for the first nine months of 2008. The increase primarily resulted from losses recognized due to our intent to sell investment securities and restructure a significant portion of the watch list investment securities in the third quarter of 2009. The decrease in asset and wealth management fees reflects global weakness in market values. The decrease in securities lending revenue primarily reflects overall de-leveraging in the financial markets and narrower spreads. The decrease in asset servicing fees reflects lower market values. The decrease in issuer services fees reflects lower Depositary Receipt revenue due to lower transaction fees and lower corporate trust fees due to lower levels of fixed income issuances. The decrease in foreign exchange and other trading revenue is driven by lower volumes and volatility.

Net interest revenue

Net interest revenue				3Q09 vs.			Year-to-date		YTD09 vs.
(dollars in millions)	3Q09	2Q09	3Q08	3Q08		2Q09	2009	2008	YTD08
Net interest revenue (non-FTE)	$716	$700	$681	5%		2%	$2,191	$1,812	21%
Tax equivalent adjustment	5	4	5	N/M		N/M	13	15	N/M
Net interest revenue (FTE)	721	704	686	5		2	2,204	1,827	21%
SILO/LILO charges	-	-	112	N/M		N/M	-	489	N/M
Net interest revenue excluding SILO/LILO charges (FTE) – Non-GAAP	$721	$704	$798	(10)%		2%	$2,204	$2,316	(5)%
Average interest earning assets	$155,159	$157,265	$142,062	9%		(1)%	$159,916	$142,318	12%
Net interest margin (FTE)	1.85%	1.80%	1.92%	(7	) bps	5 bps	1.84%	1.71%	13	bps
Net interest margin excluding SILO/LILO charges (FTE) – Non-GAAP	1.85%	1.80%	2.24%	(39	) bps	5 bps	1.84%	2.17%	(33	) bps
N/M	– Not meaningful.
bps	– basis points.

Net interest revenue on an FTE basis totaled $721 million in the third quarter of 2009 compared with $686 million in the third quarter of 2008, which included a $112 million charge related to SILO/LILOs, and $704 million in the second quarter of 2009. The net interest margin was 1.85% in the third quarter of 2009, compared with 1.92% in the third quarter of 2008, which was negatively impacted by the SILO/LILO charge, and 1.80% in the second quarter of 2009. Net interest revenue and the related margin continued to be impacted by historically low interest rates, and our strategy to reinvest in high quality, relatively short duration assets.

The increase in net interest revenue compared with the third quarter of 2008 principally reflects the SILO/LILO charges recorded in the third quarter of 2008. Excluding the

SILO/LILO charges, the decrease compared with the third quarter of 2008 reflects a decline in the value of interest-free balances, offset in part by an increase in interest-earning assets driven by client deposits. The increase in net interest revenue compared with the second quarter of 2009 primarily reflects the impact of hedging gains, partially offset by a decline in average interest-earning assets and a decrease in the value of interest-free funds.

Average interest-earning assets were $155 billion in the third quarter of 2009 compared with $142 billion in the third quarter of 2008 and $157 billion in the second quarter of 2009. The increase compared with the third quarter of 2008 was primarily driven by client deposits.

The Bank of New York Mellon Corporation    11

The decrease from the second quarter of 2009 reflects the continued roll-off of deposits taken in during the credit crisis.

The net interest margin decreased 7 basis points in the third quarter of 2009 compared with the third quarter of 2008. Excluding the SILO/LILO charges, the net interest margin in the third quarter of 2008 was 2.24%. The decrease of 39 basis points compared with the third quarter of 2008, excluding the SILO/LILO charges, was primarily due to a decline in the value of interest free balances and tighter spreads, partially offset by a higher level of interest-earning assets. Sequentially, the net interest margin remained stable, reflecting the impact of hedging gains and our ongoing strategy to reduce cash held at central banks and invest in securities issued by government-sponsored and guaranteed entities.

The investment securities portfolio restructuring is expected to positively impact net interest revenue by approximately $125-$175 million in 2010.

Year-to-date 2009 compared with year-to-date 2008

Net interest revenue on an FTE basis totaled $2.2 billion in the first nine months of 2009, an increase of 21% compared with $1.8 billion in the first nine months of 2008. The increase primarily related to the second and third quarter 2008 SILO/LILO charges. Excluding the SILO/LILO charges, net interest revenue decreased 5% in the first nine months of 2009 compared with the first nine months of 2008. The net interest margin was 1.84% in the first nine months of 2009 and 1.71% in the first nine months of 2008. Excluding the SILO/LILO charges, the net interest margin was 2.17% in the first nine months of 2008. The decreases in net interest revenue and the net interest margin compared with the first nine months of 2008, excluding the SILO/LILO charges, were primarily due to the factors mentioned above.

12    The Bank of New York Mellon Corporation

Average balances and interest rates

Average balances and interest rates (a)	Quarter ended

	Sept. 30, 2009		June 30, 2009		Sept. 30, 2008
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$54,343	1.08%	$56,917	1.18%	$43,999	3.90%
Interest-bearing deposits held at the Federal Reserve and other central banks	6,976	0.32	6,338	0.37	-	-
Other short-term investments – U.S. government-backed commercial paper	-	-	-	-	954	2.95
Federal funds sold and securities under resale agreements	3,443	1.19	2,899	1.29	7,019	1.97
Margin loans	4,335	1.55	4,134	1.62	5,764	3.27
Non-margin loans:
Domestic offices	19,412	3.22	20,740	3.18	25,932	1.60	(b)
Foreign offices	10,788	1.99	12,155	2.21	13,739	3.71

Total non-margin loans	30,200	2.78	32,895	2.82	39,671	2.33	(b)
Securities:
U.S. government obligations	4,605	1.45	1,679	1.67	679	3.03
U.S. government agency obligations	17,635	3.79	14,748	3.74	10,894	4.33
Obligations of states and political subdivisions	639	7.30	710	6.92	701	7.44
Other securities	31,010	3.04	34,766	2.85	30,590	5.42
Trading securities	1,973	2.30	2,179	2.50	1,791	2.76

Total securities	55,862	3.16	54,082	3.10	44,655	5.04

Total interest-earning assets	155,159	2.14	157,265	2.16	142,062	3.69	(b)
Allowance for loan losses	(425)		(426)		(329)
Cash and due from banks	3,247		3,412		7,796
Other assets	45,728		45,975		46,937
Assets of discontinued operations	2,077		2,307		2,361
Total assets	$205,786		$208,533		$198,827
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$16,817	0.09%	$19,037	0.10%	$11,785	0.88%
Savings	1,115	0.32	1,070	0.44	979	0.93
Certificates of deposit of $100,000 & over	847	0.62	942	1.00	1,928	2.19
Other time deposits	5,058	0.40	4,190	0.48	5,393	1.99
Foreign offices	69,795	0.08	73,657	0.14	65,931	2.19

Total interest-bearing deposits	93,632	0.11	98,896	0.16	86,016	1.99
Federal funds purchased and securities sold under repurchase agreements	3,075	0.20	2,485	(0.46)	4,816	1.18
Other borrowed funds	2,286	1.49	2,756	1.04	3,303	2.31
Borrowings from Federal Reserve related to ABCP	-	-	-	-	954	2.25
Payables to customers and broker-dealers	5,844	0.10	4,901	0.13	5,910	1.19
Long-term debt	17,393	1.74	16,793	2.35	15,993	3.62

Total interest-bearing liabilities	122,230	0.37	125,831	0.46	116,992	2.15
Total noninterest-bearing deposits	34,920		32,852		32,953
Other liabilities	18,386		18,578		18,396
Liabilities of discontinued operations	2,077		2,307		2,361
Total liabilities	177,613		179,568		170,702
Total shareholders’ equity	28,144		28,934		27,996
Noncontrolling interest	29		31		129
Total equity	28,173		28,965		28,125
Total liabilities and equity	$205,786		$208,533		$198,827
Net interest margin – Taxable equivalent basis		1.85%		1.80%		1.92	% (b)

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)

Third quarter of 2008 includes the impact of the SILO/LILO charges. Excluding this charge, the domestic offices’ non-margin loan rate would have been 3.33%, the total non-margin loan rate would have been 3.46%, the interest-earning assets rate would have been 4.01% and the net interest margin would have been 2.24% for the third quarter of 2008.

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

The Bank of New York Mellon Corporation    13

Average balances and interest rates (a)	Year-to-date

	2009		2008
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$55,913	1.27%	$42,014	3.99%
Interest-bearing deposits held at the Federal Reserve and other central banks	12,109	0.37	-	-
Other short-term investments – U.S. government-backed commercial paper	419	3.15	320	2.95
Federal funds sold and securities under resale agreements	2,888	1.12	7,314	2.48
Margin loans	4,230	1.60	5,608	3.67
Non-margin loans:
Domestic offices	20,597	3.10	26,596	1.37	(b)
Foreign offices	12,008	2.27	13,824	4.06

Total non-margin loans	32,605	2.79	40,420	2.29	(b)
Securities:
U.S. government obligations	2,371	1.62	540	3.17
U.S. government agency obligations	14,836	3.76	10,646	4.46
Obligations of states and political subdivisions	705	6.96	679	6.96
Other securities	31,879	3.41	33,054	5.30
Trading securities	1,961	2.54	1,723	3.85

Total securities	51,752	3.45	46,642	5.05

Total interest-earning assets	159,916	2.23	142,318	3.76	(b)
Allowance for loan losses	(410)		(307)
Cash and due from banks	3,823		6,320
Other assets	45,860		47,737
Assets of discontinued operations	2,238		2,471
Total assets	$211,427		$198,539
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$18,133	0.10%	$12,408	1.18%
Savings	1,116	0.46	951	1.42
Certificates of deposit of $100,000 & over	1,087	0.95	2,118	2.95
Other time deposits	4,939	0.48	6,671	2.15
Foreign offices	72,865	0.18	68,486	2.42

Total interest-bearing deposits	98,140	0.19	90,634	2.23
Federal funds purchased and securities sold under repurchase agreements	2,471	(0.05)	4,251	1.44
Other borrowed funds	2,937	1.38	3,163	2.99
Borrowings from Federal Reserve related to ABCP	419	2.25	320	2.25
Payables to customers and broker-dealers	4,854	0.14	5,469	1.46
Long-term debt	16,567	2.25	16,651	3.95

Total interest-bearing liabilities	125,388	0.49	120,488	2.42
Total noninterest-bearing deposits	36,915		27,679
Other liabilities	18,503		19,087
Liabilities of discontinued operations	2,238		2,471
Total liabilities	183,044		169,725
Total shareholders’ equity	28,352		28,682
Noncontrolling interest	31		132
Total equity	28,383		28,814
Total liabilities and equity	$211,427		$198,539
Net interest margin – taxable equivalent basis		1.84%		1.71	% (b)

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)

Year-to-date 2008 includes the impact of the SILO/LILO charges. Excluding this charge, the domestic offices’ non-margin loan rate would have been 3.82%, the total non-margin loan rate would have been 3.91%, the interest-earning assets rate would have been 4.22% and the net interest margin would have been 2.17% for the first nine months of 2008.

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

14    The Bank of New York Mellon Corporation

Noninterest expense

										YTD09
Noninterest expense					3Q09 vs.		Year-to-date			vs.
(dollars in millions)	3Q09	2Q09	3Q08		3Q08	2Q09	2009	2008		YTD08
Staff:
Compensation	$747	$740	$836		(11)%	1%	$2,219	$2,457		(10)%
Incentives	242	241	241		-	-	730	991		(26)
Employee benefits	168	172	171		(2)	(2)	530	561		(6)
Total staff	1,157	1,153	1,248	(a)	(7)	-	3,479	4,009	(a)	(13)
Professional, legal and other purchased services	265	237	251	(a)	6	12	739	748	(a)	(1)
Net occupancy	142	142	163		(13)	-	423	429		(1)
Distribution and servicing	104	106	133		(22)	(2)	317	394		(20)
Software	95	93	78		22	2	269	245		10
Sub-custodian and clearing	80	91	84	(b)	(5)	(12)	237	251	(b)	(6)
Furniture and equipment	76	76	80		(5)	-	229	237		(3)
Business development	45	49	62		(27)	(8)	138	202		(32)
Other	183	223	265		(31)	(18)	599	672		(11)
Subtotal	2,147	2,170	2,364		(9)	(1)	6,430	7,187		(11)
Support agreement charges	13	(15)	726		N/M	N/M	(10)	731		N/M
FDIC special assessment	-	61	-		-	N/M	61	-		N/M
Amortization of intangible assets	104	108	118		(12)	(4)	319	360		(11)
Merger and integration expenses:
The Bank of New York Mellon Corporation	54	59	107		(50)	(8)	181	374		(52)
Acquired Corporate Trust Business	-	-	4		N/M	-	-	12		N/M
Total noninterest expense	$2,318	$2,383	$3,319		(30)%	(3)%	$6,981	$8,664		(19)%
Total staff expense as a percent of total revenue (c)	N/M	39%	35%				N/M	37%
Employees at period end	42,000	41,800	42,900		(2)%	-%	42,000	42,900		(2)%
(a)

In the second quarter of 2009, certain temporary/consulting expenses were reclassified from professional, legal and other purchased services to staff expense. This reclassification totaled $35 million in the third quarter of 2008 and $67 million in the first nine months of 2008.

(b)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $4 million in the third quarter of 2008 and $18 million in the first nine months of 2008.

(c)

Excluding investment securities losses and SILO/LILO charges, total staff expense as a percentage of total revenue (Non-GAAP) was 35% in the third quarter of 2009, 36% in the second quarter of 2009, 32% in the third quarter of 2008, 36% in the first nine months of 2009 and 35% in the first nine months of 2008.

N/M—Not meaningful.

Total noninterest expense decreased $1.0 billion compared with the third quarter of 2008 and decreased $65 million compared with the second quarter of 2009. The year-over-year decrease reflects lower support agreement charges and strong overall expense control and lower M&I expenses. The sequential decrease reflects the FDIC special assessment and lower other expense related to a reserve for the remediation of withholding tax documentation both recorded in the second quarter of 2009 and lower state shares tax in the third quarter of 2009.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 54% of total noninterest expense, excluding support agreement charges, the FDIC special assessment, intangible amortization and M&I expenses.

Staff expense is comprised of:

•	compensation expense, which includes:
•	base salary expense, primarily driven by headcount;
•	the cost of temporary help and overtime; and
•	severance expense;
•	incentive expense, which includes:
•	additional compensation earned under a wide range of sales commission and incentive plans designed to reward a combination of individual, business unit and corporate performance goals; as well as
•	stock-based compensation expense; and

The Bank of New York Mellon Corporation    15

•	employee benefit expense, primarily medical benefits, payroll taxes, pension and other retirement benefits.

The decrease in staff expense compared with the third quarter of 2008 reflects lower compensation expense driven by a reduction in headcount. Staff expense was relatively unchanged sequentially as higher compensation expense was primarily offset by lower employee benefits expense.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding support agreement charges, the FDIC special assessment, intangible amortization and M&I expenses totaled $990 million in the third quarter of 2009 compared with $1.1 billion in the third quarter of 2008 and $1.0 billion in the second quarter of 2009. The decrease in non-staff expense compared with the third quarter of 2008 primarily reflects lower distribution and servicing, net occupancy and other expenses. The decrease in net occupancy expenses resulted from level lease adjustments recorded in the third quarter of 2008, while the decrease in other expense reflects operational errors recorded in the third quarter of 2008. The decrease in non-staff expense sequentially reflects a reserve for the remediation of withholding tax documentation recorded in the second quarter of 2009 and lower state shares tax in the third quarter of 2009.

In the third quarter of 2009, we incurred $54 million of M&I expenses related to the merger with Mellon Financial Corporation, comprised of the following:

•	Integration/conversion costs—including consulting, system conversions and staff ($39 million);
•	Personnel-related—including severance, retention, relocation expenses, accelerated vesting of stock options and restricted stock expense ($14 million); and
•	One-time costs—including facilities related costs, asset write-offs, vendor contract modifications, rebranding and net gains and losses on disposals ($1 million).

Year-to-date 2009 compared with year-to-date 2008

Noninterest expense in the first nine months of 2009 decreased $1.7 billion, or 19%, compared with the first nine months of 2008. The decrease primarily reflects lower support agreement charges and declines in staff expense, M&I expenses, distribution and servicing and business development expenses and strong overall expense control, partially offset by higher software expense.

Income taxes

BNY Mellon recorded an income tax benefit, on a continuing operations basis, of $1.5 billion in the third quarter of 2009 and $42 million in the third quarter of 2008, and a tax provision of $12 million in the second quarter of 2009. Excluding the impact of the investment securities losses and M&I expenses, the effective tax rate was 31.8% in the third quarter of 2009. The tax benefit in the third quarter of 2008 reflects support agreement charges, investment securities losses and the final SILO/LILO/tax settlement. Excluding these items, as well as M&I expenses, the effective tax rate was 32.3% in the third quarter of 2008. The effective tax rate in the second quarter of 2009 was 2.2%. Excluding the impact of a tax benefit primarily related to the final SILO/LILO/tax settlement, FDIC special assessment, M&I expenses and investment write-downs, the effective tax rate was 32.4% in the second quarter of 2009.

We expect the tax rate to be approximately 32%, on an operating basis, for the fourth quarter of 2009.

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

16    The Bank of New York Mellon Corporation

Segment results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2008 Annual Report on Form 10-K.

The operations of acquired businesses are integrated with the existing business segments soon after acquisitions are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

For additional information on the primary types of revenue by business segment and how our business segments are presented and analyzed, see the Business segments review in BNY Mellon’s second quarter 2009 Quarterly Report on Form 10-Q.

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Our business segments continued to face a difficult operating environment in the third quarter of 2009. Equity markets, corporate actions and fixed income issuances were down significantly year-over-year, partially offset by new business. On a sequential basis, improved equity markets and new business contributed to improved fee revenue. Lower money market related distribution fees impacted revenue on both a year-over-year and linked quarter basis. Compared with the second quarter of 2009, net interest revenue decreased in the Issuer, Clearing and Treasury segments, partially driven by lower levels of interest-earning assets offset by higher spreads in the Asset Servicing segment. Compared with the third quarter of 2008, increases in net interest revenue in the Issuer and Clearing segments were more than offset by decreases in Asset Servicing and Treasury Services.

Investment securities losses in the third quarter of 2009 were recorded in the Other segment. Net interest revenue in the third quarter of 2008 includes SILO/LILO charges of $112 million which were also recorded in the Other segment. Strong expense control and the impact of merger-related synergies resulted in lower noninterest expense in nearly every segment compared with both the third quarter of 2008 and second quarter of 2009.

The table below presents the value of certain market indices at period end and on an average basis.

Market indices
						3Q09 vs.		Year-to-date		YTD09 vs.
	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008	YTD08
S&P 500 Index (a)	1166	903	798	919	1057	(9)%	15%	1057	1166	(9)%
S&P 500 Index-daily average	1252	916	809	891	995	(21)	12	900	1325	(32)
FTSE 100 Index (a)	4902	4434	3926	4249	5134	5	21	5134	4902	5
FTSE 100 Index-daily average	5359	4270	4040	4258	4708	(12)	11	4342	5739	(24)
NASDAQ Composite Index (a)	2092	1577	1529	1835	2122	1	16	2122	2092	1
Lehman Brothers Aggregate Bondsm Index (a)	256	275	262	280	304	19	9	304	256	19
MSCI EAFE® Index (a)	1553	1237	1056	1307	1553	-	19	1553	1553	-
NYSE Share Volume (in billions)	180	181	161	151	126	(30)	(17)	438	479	(9)
NASDAQ Share Volume (in billions)	145	148	136	152	144	(1)	(5)	432	428	1

(a)	Period end.

Average daily U.S. fixed-income trading volume was down 3% sequentially and 24% year-over-year. Total debt issuances were down 23% sequentially and up 73% year-over-year.

The period end S&P 500 Index increased 15% sequentially and decreased 9% year-over-year. The period end FTSE 100

Index increased 21% sequentially and 5% year-over-year. On a daily average basis, the S&P 500 Index increased 12% sequentially and decreased 21% year-over-year and the FTSE 100 Index increased 11% sequentially and decreased 12% year-over-year. The period end

The Bank of New York Mellon Corporation    17

NASDAQ Composite Index increased 16% sequentially and 1% year-over-year.

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

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended Sept. 30, 2009 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$592	$145	$737	$835	$389	$291	$216	$1,731	$(4,684)	$(2,216)
Net interest revenue	6	49	55	228	180	81	151	640	21	716
Total revenue	598	194	792	1,063	569	372	367	2,371	(4,663)	(1,500)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	500	145	645	731	323	251	191	1,496	177	2,318
Income before taxes	$98	$49	$147	$332	$246	$121	$176	$875	$(4,987)	$(3,965)
Pre-tax operating margin (a)	16%	26%	19%	31%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,396	$9,122	$21,518	$59,864	$47,966	$17,827	$24,319	$149,976	$32,215	$203,709 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$447	$133	$580	$725	$303	$245	$185	$1,458	$176	$2,214
Income before taxes	151	61	212	338	266	127	182	913	(4,986)	(3,861)
Pre-tax operating margin (a)	25%	32%	27%	32%	47%	34%	50%	39%	N/M	N/M

For the quarter ended June 30, 2009 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$529	$140	$669	$893	$410	$314	$195	$1,812	$(224)	$2,257
Net interest revenue	8	49	57	211	185	87	156	639	4	700
Total revenue	537	189	726	1,104	595	401	351	2,451	(220)	2,957
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	146	620	710	323	263	206	1,502	261	2,383
Income before taxes	$63	$43	$106	$394	$272	$138	$145	$949	$(542)	$513
Pre-tax operating margin (a)	12%	23%	15%	36%	46%	34%	41%	39%	N/M	17%
Average assets	$12,377	$9,131	$21,508	$58,289	$52,152	$17,014	$24,861	$152,316	$32,402	$206,226 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$419	$135	$554	$701	$303	$256	$199	$1,459	$262	$2,275
Income before taxes	118	54	172	403	292	145	152	992	(543)	621
Pre-tax operating margin (a)	22%	29%	24%	37%	49%	36%	43%	40%	N/M	21%

18    The Bank of New York Mellon Corporation

For the quarter ended March 31, 2009 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$479	$141	$620	$830	$404	$321	$239	$1,794	$(278)	$2,136
Net interest revenue	14	50	64	249	200	82	160	691	20	775
Total revenue	493	191	684	1,079	604	403	399	2,485	(258)	2,911
Provision for credit losses	-	-	-	-	-	-	-	-	59	59
Noninterest expense	453	139	592	712	318	259	201	1,490	198	2,280
Income before taxes	$40	$52	$92	$367	$286	$144	$198	$995	$(515)	$572
Pre-tax operating margin (a)	8%	27%	13%	34%	47%	36%	50%	40%	N/M	20%
Average assets	$12,636	$9,611	$22,247	$65,153	$50,855	$18,600	$28,761	$163,369	$32,137	$217,753 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$398	$128	$526	$705	$297	$252	$195	$1,449	$198	$2,173
Income before taxes	95	63	158	374	307	151	204	1,036	(515)	679
Pre-tax operating margin (a)	19%	33%	23%	35%	51%	37%	51%	42%	N/M	23%

For the quarter ended Dec. 31, 2008 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$562	$134	$696	$1,137	$436	$349	$230	$2,152	$(1,031)	$1,817
Net interest revenue	45	56	101	411	211	96	231	949	(3)	1,047
Total revenue	607	190	797	1,548	647	445	461	3,101	(1,034)	2,864
Provision for credit losses	-	-	-	-	-	-	-	-	54	54
Noninterest expense	541	155	696	1,000	338	274	211	1,823	340	2,859
Income before taxes	$66	$35	$101	$548	$309	$171	$250	$1,278	$(1,428)	$(49)
Pre-tax operating margin (a)	11%	18%	13%	35%	48%	38%	54%	41%	N/M	(2)%
Average assets	$13,135	$9,632	$22,767	$71,455	$38,987	$21,128	$34,585	$166,155	$52,688	$241,610 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$480	$141	$621	$994	$318	$268	$204	$1,784	$341	$2,746
Income before taxes	127	49	176	554	329	177	257	1,317	(1,429)	64
Pre-tax operating margin (a)	21%	25%	22%	36%	51%	40%	56%	42%	N/M	2%

For the quarter ended Sept. 30, 2008 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$685	$163	$848	$1,082	$529	$317	$263	$2,191	$(113)	$2,926
Net interest revenue	9	50	59	240	170	75	159	644	(22)	681
Total revenue	694	213	907	1,322	699	392	422	2,835	(135)	3,607
Provision for credit losses	-	1	1	-	-	-	-	-	22	23
Noninterest expense	880	170	1,050	1,213	370	290	207	2,080	189	3,319
Income before taxes	$(186)	$42	$(144)	$109	$329	$102	$215	$755	$(346)	$265
Pre-tax operating margin (a)	(27)%	20%	(16)%	8%	47%	26%	51%	27%	N/M	7%
Average assets	$13,286	$9,801	$23,087	$57,795	$34,264	$18,471	$22,384	$132,914	$40,465	$196,466 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$816	$156	$972	$1,207	$349	$282	$201	$2,039	$190	$3,201
Income before taxes	(122)	56	(66)	115	350	110	221	796	(347)	383
Pre-tax operating margin (a)	(18)%	27%	(7)%	9%	50%	28%	52%	28%	N/M	11%

The Bank of New York Mellon Corporation    19

For the nine months ended Sept. 30, 2009 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$1,600	$426	$2,026	$2,558	$1,203	$926	$650	$5,337	$(5,186)	$2,177
Net interest revenue	28	148	176	688	565	250	467	1,970	45	2,191
Total revenue	1,628	574	2,202	3,246	1,768	1,176	1,117	7,307	(5,141)	4,368
Provision for credit losses	-	-	-	-	-	-	-	-	267	267
Noninterest expense	1,427	430	1,857	2,153	964	773	598	4,488	636	6,981
Income before taxes	$201	$144	$345	$1,093	$804	$403	$519	$2,819	$(6,044)	$(2,880)
Pre-tax operating margin (a)	12%	25%	16%	34%	45%	34%	46%	39%	N/M	N/M
Average assets	$12,469	$9,286	$21,755	$61,083	$50,314	$17,811	$25,964	$155,172	$32,262	$209,189 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$1,264	$396	$1,660	$2,131	$903	$753	$579	$4,366	$636	$6,662
Income before taxes	364	178	542	1,115	865	423	538	2,941	(6,044)	(2,561)
Pre-tax operating margin (a)	22%	31%	25%	34%	49%	36%	48%	40%	N/M	N/M

For the nine months ended Sept. 30, 2008 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$2,232	$490	$2,722	$3,279	$1,415	$943	$747	$6,384	$(209)	$8,897
Net interest revenue	30	144	174	675	499	225	499	1,898	(260)	1,812
Total revenue	2,262	634	2,896	3,954	1,914	1,168	1,246	8,282	(469)	10,709
Provision for credit losses	-	-	-	-	-	-	-	-	50	50
Noninterest expense	2,100	479	2,579	2,783	1,075	856	629	5,343	742	8,664
Income before taxes	$162	$155	$317	$1,171	$839	$312	$617	$2,939	$(1,261)	$1,995
Pre-tax operating margin (a)	7%	25%	11%	30%	44%	27%	50%	35%	N/M	19%
Average assets	$13,311	$10,182	$23,493	$55,019	$33,887	$17,428	$22,587	$128,921	$43,654	$196,068 (b)
Excluding intangible amortization (Non-GAAP):
Noninterest expense	$1,906	$439	$2,345	$2,765	$1,014	$836	$609	$5,224	$735	$8,304
Income before taxes	356	195	551	1,189	900	332	637	3,058	(1,254)	2,355
Pre-tax operating margin (a)	16%	31%	19%	30%	47%	28%	51%	37%	N/M	22%

(a)	Income before taxes divided by total revenue.
(b)

Including average assets of discontinued operations of $2,077 million for the third quarter of 2009, $2,307 million for the second quarter of 2009, $2,366 million for the first quarter of 2009, $2,352 million for the fourth quarter of 2008, $2,361 million for the third quarter of 2008, $2,238 million for the first nine months of 2009 and $2,471 million for the first nine months of 2008, consolidated average assets were $205,786 million for the third quarter of 2009, $208,533 million for the second quarter of 2009, $220,119 million for the first quarter of 2009, $243,962 million for the fourth quarter of 2008, $198,827 million for the third quarter of 2008, $211,427 million for the first nine months of 2009 and $198,539 million for the first nine months of 2008.

N/M - Not meaningful.

20    The Bank of New York Mellon Corporation

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $966 billion at Sept. 30, 2009, compared with $926 billion at June 30, 2009, and $1.1 trillion at Sept. 30, 2008. Net asset outflows in the third quarter of 2009 totaled $16 billion, primarily reflecting $14 billion of money market outflows.

AUM at period end, by product type (in billions)	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009

Equity securities	$384	$270	$242	$289	$328
Money market	364	402	393	393	376
Fixed income securities	213	168	167	159	169
Alternative investments and overlay	106	88	79	85	93

Total AUM	$1,067	$928	$881	$926	$966

AUM at period end, by client type (in billions)	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009

Institutional	$585	$445	$394	$425	$461
Mutual funds	384	400	413	421	421
Private client	98	83	74	80	84

Total AUM	$1,067	$928	$881	$926	$966

Changes in market value of AUM from June 30, 2009 to Sept. 30, 2009 – by business segment (in billions)	Asset Management	Wealth Management		Total
Market value of AUM at June 30, 2009	$857	$69		$926
Net inflows (outflows):
Long-term	(2)	-		(2)
Money market	(14)	-		(14)
Total net inflows (outflows)	(16)	-		(16)
Net market appreciation (a)	51	5		56
Market value of AUM at Sept. 30, 2009	$892 (b)	$74	(c)	$966

(a)	Includes the effect of changes in foreign exchange rates.
(b)	Excludes $5 billion subadvised for the Wealth Management segment.
(c)	Excludes private client assets managed in the Asset Management segment.

The Bank of New York Mellon Corporation    21

Asset Management segment

						3Q09 vs.		Year-to-date		YTD09 vs.
(dollar amounts in millions)	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008	YTD08
Revenue:
Asset and wealth management:
Mutual funds	$328	$297	$263	$266	$274	(16)%	3%	$803	$991	(19)%
Institutional clients	265	193	181	175	197	(26)	13	553	859	(36)
Private clients	43	35	32	31	34	(21)	10	97	135	(28)
Performance fees	3	44	7	26	1	N/M	N/M	34	39	(13)
Total asset and wealth management revenue	639	569	483	498	506	(21)	2	1,487	2,024	(27)
Distribution and servicing	93	93	92	90	84	(10)	(7)	266	278	(4)
Other	(47)	(100)	(96)	(59)	2	N/M	N/M	(153)	(70)	N/M
Total fee and other revenue	685	562	479	529	592	(14)	12	1,600	2,232	(28)
Net interest revenue	9	45	14	8	6	(33)	(25)	28	30	(7)
Total revenue (a)	694	607	493	537	598	(14)	11	1,628	2,262	(28)
Noninterest expense (ex. intangible amortization and support agreement charges)	488	478	412	419	415	(15)	(1)	1,246	1,573	(21)
Income before taxes (ex. intangible amortization and support agreement charges)	206	129	81	118	183	(11)	55	382	689	(45)
Amortization of intangible assets	64	61	55	55	53	(17)	(4)	163	194	(16)
Support agreement charges	328	2	(14)	-	32	N/M	N/M	18	333	N/M
Income (loss) before taxes	$(186)	$66	$40	$63	$98	153%	56%	$201	$162	24%
Memo: Income (loss) before taxes (ex. intangible amortization)	$(122)	$127	$95	$118	$151	224%	28%	$364	$356	2%
Pre-tax operating margin – GAAP	N/M	11%	8%	12%	16%			12%	7%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP (b)	N/M	21%	19%	22%	25%			22%	16%
Average assets	$13,286	$13,135	$12,636	$12,377	$12,396	(7)%	-%	$12,469	$13,311	(6)%

(a)

Investment securities losses were $3 million in 3Q08, $51 million in 4Q08, $34 million in 1Q09, $45 million in 2Q09, $- million in 3Q09, $79 million year-to-date 2009 and $27 million year-to-date 2008. Excluding investment securities losses, 3Q09 vs. 3Q08, 3Q09 vs. 2Q09 and year-to-date 2009 vs. 2008, year-to-date growth rates were negative 14%, positive 3% (unannualized) and negative 25%, respectively.

(b)

The pre-tax operating margin, excluding intangible amortization, support agreement charges and investment securities losses was 30% for 3Q08, 27% for 4Q08, 22% for 1Q09, 28% for 2Q09, 31% for 3Q09, 27% for year-to-date 2009 and 31% for year-to-date 2008.

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

22    The Bank of New York Mellon Corporation

Review of financial results

In the third quarter of 2009, Asset Management had pre-tax income of $98 million compared with a pre-tax loss of $186 million in the third quarter of 2008 and pre-tax income of $63 million in the second quarter of 2009. Excluding amortization of intangible assets, pre-tax income was $151 million in the third quarter of 2009 compared with pre-tax loss of $122 million in the third quarter of 2008 and pre-tax income of $118 million in the second quarter of 2009. Year-over-year results reflect $328 million of support agreement charges recorded in the third quarter of 2008 and strong expense control, partially offset by lower global market values. Sequential results reflect improved global market values and lower securities losses, partially offset by seasonally lower performance fees and $32 million of support agreement charges. The support agreement charges recorded in the third quarter of 2009 reflect the final support agreement charge for four Dreyfus money market funds.

Asset and wealth management revenue in the Asset Management segment was $506 million in the third quarter of 2009 compared with $639 million in the third quarter of 2008 and $498 million in the second quarter of 2009. The year-over-year decrease reflects weakness in global market values as well as lower fees related to money market funds. The increase sequentially reflects improved global market values, partially offset by seasonally lower performance fees and a reduction in money market related fees.

In the third quarter of 2009, 54% of Asset and Wealth Management fees in the Asset Management segment were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $274 million in the third quarter of 2009 compared with $328 million in the third quarter of 2008 and $266 million in the second quarter of 2009. The decrease year-over-year was primarily due to lower market values and money market outflows. The linked quarter increase reflects higher market values. The comparisons to both prior periods also reflect a reduction in money market related fees.

Distribution and servicing fees were $84 million in the third quarter of 2009 compared with $93 million in the third quarter of 2008 and $90 million in the second quarter of 2009. The decrease from the third quarter of 2008 primarily reflects the outflow of long-term assets. The sequential decrease primarily reflects a decrease in money market inflows.

Other fee revenue was $2 million in the third quarter of 2009 compared with losses of $47 million in the third quarter of 2008 and $59 million in the second quarter of 2009. The year-over-year increase was primarily due to the change in market value of seed capital investments. The increase sequentially was driven primarily by investment securities losses recorded in the second quarter of 2009.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $415 million in the third quarter of 2009 compared with $488 million in the third quarter of 2008 and $419 million in the second quarter of 2009. Ongoing expense management in response to the operating environment resulted in noninterest expense declining 15% year-over-year, reflecting staff reductions and efficient expense management. Noninterest expense (excluding intangible amortization and support agreement charges) decreased 1% (unannualized) sequentially resulting in 1,200 basis points of positive operating leverage. The sequential decrease reflects ongoing expense management efforts.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $201 million in the first nine months of 2009 compared with $162 million in the first nine months of 2008. Income before taxes (excluding intangible amortization and support agreement charges) was $382 million in the first nine months of 2009 compared with $689 million in the first nine months of 2008. Fee and other revenue decreased $632 million, primarily due to lower global equity market values, outflows of money market investments and alternative asset classes and lower money market related fees. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $327 million in the first nine months of 2009 compared with the first nine months of 2008, primarily due to ongoing expense management in response to the operating environment.

The Bank of New York Mellon Corporation    23

Wealth Management segment

(dollar amounts in millions						3Q09 vs.		Year-to-date		YTD09 vs. YTD08
unless otherwise noted)	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008
Revenue:
Asset and wealth management	$141	$119	$122	$128	$133	(6)%	4%	383	444	(14)%
Other	22	15	19	12	12	(45)	-	43	46	(7)
Total fee and other revenue	163	134	141	140	145	(11)	4	426	490	(13)
Net interest revenue	50	56	50	49	49	(2)	-	148	144	3
Total revenue	213	190	191	189	194	(9)	3	574	634	(9)
Provision for credit losses	1	-	-	-	-	N/M	-	-	-	N/M
Noninterest expense (ex. intangible amortization and support agreement charges)	141	141	128	135	133	(6)	(1)	396	424	(7)
Income before taxes (ex. intangible amortization and support agreement charges)	71	49	63	54	61	(14)	13	178	210	(15)
Support agreement charges	15	-	-	-	-	N/M	-	-	15	N/M
Amortization of intangible assets	14	14	11	11	12	(14)	9	34	40	(15)
Income before taxes	$42	$35	$52	$43	$49	17%	14%	$144	$155	(7)%
Memo: Income before taxes (ex. intangible amortization)	$56	$49	$63	$54	$61	9%	13%	$178	$195	(9)%
Pre-tax operating margin – GAAP	20%	18%	27%	23%	26%			25%	25%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	27%	25%	33%	29%	32%			31%	31%
Average loans	$5,231	$5,309	$5,388	$5,684	$6,010	15%	6%	$5,696	$4,814	18%
Average assets	9,801	9,632	9,611	9,131	9,122	(7)	-	9,286	10,182	(9)
Average deposits	7,318	7,131	7,058	6,628	6,602	(10)	-	6,761	7,696	(12)
Market value of total client assets under management and custody at period end (in billions)	$158	$139	$132	$142	$151	(4)%	6%	$151	$158	(4)

N/M – Not meaningful.

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals and families, family offices and business enterprises, charitable gift programs, and endowments and foundations. BNY Mellon Wealth Management is a top 10 U.S. wealth manager with $151 billion in client assets. We serve our clients through an expansive network of offices in 16 states and 3 countries.

The results of the Wealth Management segment are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts. Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $49 million in the third quarter of 2009, compared with $42 million in the third quarter of 2008 and $43 million in the second quarter of 2009. Income before taxes, excluding intangible amortization, was $61 million in the third quarter of 2009, compared with $56 million in the third quarter of 2008 and $54 million in the second quarter of 2009. Results in the third quarter of 2009 reflect 15 consecutive quarters of positive asset flows, and expense reductions. Results in the third quarter of 2008 were impacted by a $15 million charge for support agreements.

Total fee and other revenue was $145 million in the third quarter of 2009, compared with $163 million in the third quarter of 2008 and $140 million in the

24    The Bank of New York Mellon Corporation

second quarter of 2009. The decrease compared with the third quarter of 2008 reflects lower equity market levels and lower capital markets fees which more than offset organic growth. Sequentially, asset and wealth management fees were up 4% (unannualized) driven by positive asset flows and higher equity market levels. Other revenue decreased $10 million year-over-year, reflecting lower capital markets fees.

Net interest revenue was flat sequentially and decreased 2% year-over-year. The impact of high quality mortgage loan growth year-over-year was more than offset by deposit spread tightening due to the interest rate environment. Average loans increased 6% (unannualized) sequentially and 15% year-over-year.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) decreased $8 million compared with the third quarter of 2008 and decreased $2 million compared with the second quarter of 2009. The year-over-year decrease reflects savings due to workforce reductions and the impact of merger-related synergies. The sequential decline reflects expense control and workforce reductions.

Client assets under management and custody were $151 billion at Sept. 30, 2009, compared with $158 billion at Sept. 30, 2008 and $142 billion at June 30, 2009. The year-over-year decrease reflects lower equity market levels, partially offset by new business. The sequential increase resulted from positive asset flows and higher market levels.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $144 million in the first nine months of 2009 compared with $155 million in the first nine months of 2008. Excluding intangible amortization and support agreement charges, income before taxes decreased $32 million. The $64 million decrease in fee and other revenue reflects lower equity market levels and lower capital markets fees, which more than offset organic growth. The $4 million increase in net interest revenue was primarily due to higher loan levels. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $28 million primarily reflecting strong expense control.

Institutional Services Sector

At Sept. 30, 2009, our assets under custody and administration were $22.1 trillion, a 7% increase from $20.7 trillion at June 30, 2009 and a 1% decrease from $22.4 trillion at Sept. 30, 2008. The sequential increase primarily reflects higher market values and new business while the year-over-year decrease reflects continued new business wins which were more than offset by lower market values. Equity securities constituted 29% and fixed-income securities constituted 71% of the assets under custody and administration at Sept. 30, 2009 compared with 28% equity securities and 72% fixed income securities at Sept. 30, 2008. Assets under custody and administration at Sept. 30, 2009 consisted of assets related to custody, mutual fund, and corporate trust businesses of $18.1 trillion, broker-dealer service assets of $2.6 trillion, and all other assets of $1.4 trillion.

The market value of securities on loan at Sept. 30, 2009 stabilized at $299 billion compared with $290 billion at June 30, 2009. The market value of securities on loan was $470 billion at Sept. 30, 2008. The year-over-year decline reflects overall de-leveraging in the financial markets and lower market valuations resulting from large declines in the equity markets.

Assets under custody and administration trend	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
Market value of assets under custody and administration (in trillions) (a)	$22.4	$20.2	$19.5	$20.7	$22.1
Market value of securities on loan (in billions) (b)	$470	$326	$293	$290	$299

(a)

Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $811 billion at Sept. 30, 2008, $697 billion at Dec. 31, 2008, $690 billion at March 31, 2009, $810 billion at June 30, 2009 and $943 billion at Sept. 30, 2009.

(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

The Bank of New York Mellon Corporation    25

Asset Servicing segment

(dollar amounts in millions unless otherwise noted)								3Q09 vs.		Year-to-date		YTD09 vs. YTD08
	3Q08		4Q08		1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008
Revenue:
Securities servicing fees – asset servicing	$631		$583		$504	$557	$573	(9)%	3%	$1,634	$1,913	(15)%
Securities lending revenue	143		163		79	85	32	(78)	(62)	196	554	(65)
Foreign exchange and other trading activities	261		366		199	206	180	(31)	(13)	585	685	(15)
Other	47		25		48	45	50	6	11	143	127	13
Total fee and other revenue	1,082		1,137		830	893	835	(23)	(6)	2,558	3,279	(22)
Net interest revenue	240		411		249	211	228	(5)	8	688	675	2
Total revenue	1,322		1,548		1,079	1,104	1,063	(20)	(4)	3,246	3,954	(18)
Noninterest expense (ex. intangible amortization and support agreement charges)	826		834		699	716	744	(10)	4	2,159	2,384	(9)
Income before taxes (ex. intangible amortization and support agreement charges)	496		714		380	388	319	(36)	(18)	1,087	1,570	(31)
Support agreement charges	381		160		6	(15)	(19)	N/M	N/M	(28)	381	N/M
Amortization of intangible assets	6		6		7	9	6	-	(33)	22	18	22
Income before taxes	$109		$548		$367	$394	$332	N/M	(16)%	$1,093	$1,171	(7)%
Memo: Income before taxes (ex. intangible amortization)	$115		$554		$374	$403	$338	N/M	(16)%	$1,115	$1,189	(6)%
Pre-tax operating margin – GAAP	8%		35%		34%	36%	31%			34%	30%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	9	% (a)	36	% (a)	35%	37%	32%			34%	30%
Market value of securities on loan at period end (in billions)	$470		$326		$293	$290	$299	(36)%	3%	$299	$470	(36)
Average assets	$57,795		$71,455		$65,153	$58,289	$59,864	4%	3%	$61,083	$55,019	11%
Average deposits	51,492		64,500		57,084	50,583	52,271	2	3	53,295	48,684	9

(a)

The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 38% in the third quarter of 2008, 46% in the fourth quarter of 2008 and 40% in the first nine months of 2008.

N/M—Not meaningful.

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

The results of the Asset Servicing segment are driven by a number of factors which include the level of transaction activity, the extent of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, investment manager backoffice outsourcing and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, tri-party repo arrangements continue to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments necessary to process transaction volumes.

26    The Bank of New York Mellon Corporation

We are one of the leading global securities servicing providers with a total of $22.1 trillion of assets under custody and administration at Sept. 30, 2009. We continue to maintain our number one ranking in the three major global custody surveys. We are one of the largest providers of fund services in the world, servicing $4.3 trillion in assets. We also service 44% of the funds in the U.S. exchange-traded funds marketplace. We are the largest custodian for U.S. corporate and public pension plans. BNY Mellon Asset Servicing services 46% of the top 50 endowments.

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

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We clear over 60% of U.S. Government securities transactions. We are a leading collateral management agent with $1.5 trillion in tri-party balances worldwide at Sept. 30, 2009.

Review of financial results

Income before taxes was $332 million in the third quarter of 2009 compared with $109 million in the third quarter of 2008, and $394 million in the second quarter of 2009. Income before taxes, excluding intangible amortization and support agreement charges, was $319 million in the third quarter of 2009 compared with $496 million in the third quarter of 2008 and $388 million in the second quarter of 2009. The increase in income before taxes compared with the third quarter of 2008 primarily resulted from $381 million of support agreement charges recorded in the third quarter of 2008, partially offset by lower securities lending revenue, foreign exchange revenue and global market values. The sequential decrease primarily reflects lower securities lending revenue. Securities servicing fees decreased $58 million, or 9%, compared with the third quarter of 2008 and increased $16 million, or 3% (unannualized) sequentially. The decrease compared with the third quarter of 2008 reflects lower global market values, partially offset by new business. The increase sequentially reflects new business and favorable market conditions. Asset Servicing won $1.6 trillion in assets under custody over the last 12 months.

Securities lending revenue decreased $111 million compared to the third quarter of 2008 and $53 million sequentially. The year-over-year results reflect lower loan balances due to de-leveraging in the financial markets and lower spreads. The sequential decline was due to a narrowing of spreads which are returning to more historical levels, and seasonality.

Foreign exchange and other trading decreased 31% year-over-year and 13% (unannualized) compared with the second quarter of 2009. The year-over-year decrease primarily reflects lower volumes, while the sequential decline primarily resulted from lower volatility.

Net interest revenue decreased 5% compared to the prior year and increased 8% (unannualized) sequentially. The decrease year-over-year reflects lower spreads, partially offset by higher deposit levels. The sequential increase reflects higher deposit levels and spreads.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) decreased $82 million compared with the third quarter of 2008 and increased $28 million sequentially.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $1.1 billion in the first nine months of 2009 compared with $1.2 billion in the first nine months of 2008. Excluding intangible amortization and support agreement charges, income before taxes decreased $483 million. Fee and other revenue decreased $721 million primarily due to lower securities lending revenue and lower market values, partially offset by new business.

Net interest revenue increased $13 million primarily driven by increased deposit levels. Noninterest expense (excluding intangible amortization and support agreement charges) decreased $225 million primarily due to strong expense control.

The Bank of New York Mellon Corporation    27

Issuer Services segment

						3Q09 vs.		Year-to-date		YTD09 vs. YTD08
(dollar amounts in millions)	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008
Revenue:
Securities servicing fees – issuer services	$475	$392	$363	$373	$359	(24)%	(4)%	$1,095	$1,292	(15)%
Other	54	44	41	37	30	(44)	(19)	108	123	(12)
Total fee and other revenue	529	436	404	410	389	(26)	(5)	1,203	1,415	(15)
Net interest revenue	170	211	200	185	180	6	(3)	565	499	13
Total revenue	699	647	604	595	569	(19)	(4)	1,768	1,914	(8)
Noninterest expense (ex. intangible amortization)	349	318	297	303	303	(13)	-	903	1,014	(11)
Income before taxes (ex. intangible amortization)	350	329	307	292	266	(24)	(9)	865	900	(4)
Amortization of intangible assets	21	20	21	20	20	(5)	-	61	61	-
Income before taxes	$329	$309	$286	$272	$246	(25)%	(10)%	$804	$839	(4)%
Pre-tax operating margin – GAAP	47%	48%	47%	46%	43%			45%	44%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	50%	51%	51%	49%	47%			49%	47%
Average assets	$34,264	$38,987	$50,855	$52,152	$47,966	40%	(8)%	$50,314	$33,887	48%
Average deposits	29,546	34,294	45,963	47,293	43,183	46%	(9)%	45,469	29,246	55
Number of depositary receipt programs	1,354	1,338	1,330	1,320	1,322	(2)%	-%	1,322	1,354	(2)%

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s leading provider of corporate trust and agency services, BNY Mellon services $11.8 trillion in outstanding debt from 58 locations in 20 countries. We are the number one provider of corporate trust services for all major debt categories across conventional, structured credit and specialty debt. We serve as depositary for 1,322 sponsored American and global depositary receipt (DR) programs, acting in partnership with leading companies from 67 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record-keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

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

Review of financial results

Income before taxes was $246 million in the third quarter of 2009, compared with $329 million in the third quarter of 2008 and $272 million in the second quarter of 2009. Issuer Services results reflect lower revenue due to lower interest rates and activity levels, partially offset by expense control and market share gains.

Total fee and other revenue decreased 26% year-over-year and 5% (unannualized) sequentially.

•

Corporate Trust – Fee and other revenue decreased year-over-year and sequentially. Results for both periods reflect lower levels of fixed income issuances globally and lower money market related distribution fees.

28    The Bank of New York Mellon Corporation

•

Depositary Receipts – Fee and other revenue decreased year-over-year and sequentially. Year-over-year revenue was impacted by lower transaction and corporate action fees, partially offset by the benefit of new business. Revenue decreased sequentially due to lower transaction fees, partially offset by seasonally higher corporate action fees.

•

Shareowner Services – Fee and other revenue decreased year-over-year and sequentially. Revenue decreased year-over-year due to lower overall corporate actions activity and the impact of lower equity values on employee stock option plan fees. The sequential decrease resulted from seasonality and lower corporate action activity, partially offset by higher employee stock option plan fees.

Net interest revenue increased $10 million, or 6%, compared with the third quarter of 2008, and decreased $5 million, or 3% (unannualized), compared with the second quarter of 2009. The year-over-year increase reflects higher customer deposit balances while the sequential decrease reflects lower customer deposit balances.

Noninterest expense (excluding intangible amortization) decreased $46 million, or 13%, compared with the third quarter of 2008 and was unchanged sequentially. Strong expense control resulted in a decrease in noninterest expense year-over-year and flat expenses sequentially.

Year-to date 2009 compared with year-to-date 2008

Income before taxes totaled $804 million in the first nine months of 2009 compared with $839 million in the first nine months of 2008. Fee and other revenue decreased $212 million primarily reflecting a lower level of fixed income issuances globally and lower overall corporate actions activity, partially offset by new business. Net interest revenue increased $66 million primarily driven by higher customer deposit balances. Noninterest expense (excluding intangible amortization) decreased $111 million primarily due to strong expense control.

Clearing Services segment

						3Q09 vs.		Year-to-date		YTD09 vs. YTD08
(dollar amounts in millions unless otherwise noted)	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008

Revenue:
Securities servicing fees – clearing services	$254	$277	$249	$248	$232	(9)%	(6)%	$729	$763	(4)%
Other	63	72	72	66	59	(6)	(11)	197	180	9
Total fee and other revenue	317	349	321	314	291	(8)	(7)	926	943	(2)
Net interest revenue	75	96	82	87	81	8	(7)	250	225	11
Total revenue	392	445	403	401	372	(5)	(7)	1,176	1,168	1
Noninterest expense (ex. intangible amortization)	282	268	252	256	245	(13)	(4)	753	836	(10)
Income before taxes (ex. intangible amortization)	110	177	151	145	127	15	(12)	423	332	27
Amortization of intangible assets	8	6	7	7	6	(25)	(14)	20	20	-
Income before taxes	$102	$171	$144	$138	$121	19%	(12)%	$403	$312	29%
Pre-tax operating margin – GAAP	26%	38%	36%	34%	33%			34%	27%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	28%	40%	37%	36%	34%			36%	28%
Average active accounts (in thousands)	5,442	5,472	5,452	4,999	4,771	(12)%	(5)%	5,072	5,298	(4)%
Average assets	$18,471	$21,128	$18,600	$17,014	$17,827	(3)	5	$17,811	$17,428	2%
Average margin loans	$5,754	$4,871	$4,207	$4,121	$4,322	(25)	5	$4,217	$5,597	(25)%
Average payables to customers and broker-dealers	$5,910	$5,570	$3,797	$4,901	$5,845	(1)	19	$4,855	$5,469	(11)%

The Bank of New York Mellon Corporation    29

Business description

Our Clearing Services segment consists of Pershing’s global clearing and execution business in over 60 markets. Located in 20 offices worldwide, Pershing provides operational support, trading services, customized, flexible technology, an expansive array of investment solutions which includes a robust managed account offering, practice management support and service excellence. Pershing works behind the scenes for its more than 1,150 customers who represent approximately five million individual investors. Pershing serves a broad array of audiences including financial intermediaries, broker-dealers, independent registered investment advisors and hedge fund managers.

Pershing is the enterprise name for Pershing, Pershing Advisor Solutions, Pershing Prime Services, iNautix USA, the Lockwood companies, and its international affiliates, Pershing Limited and Pershing Securities International Limited.

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

Review of financial results

Income before taxes increased $19 million, or 19%, compared with the third quarter of 2008, and decreased $17 million, or 12% (unannualized), compared with the second quarter of 2009. Clearing services results reflect the benefit of strong expense control which helped mitigate lower market volatility.

Total fee and other revenue decreased $26 million, or 8%, compared with the third quarter of 2008 and $23 million, or 7% (unannualized) compared with the second quarter of 2009. Both decreases were primarily due to lower money market related distribution fees and trading volumes. The sequential decrease was also impacted by normal seasonality.

Strong expense control resulted in year-over-year and sequential declines in noninterest expense (excluding intangible amortization). Noninterest expense (excluding intangible amortization) declined $37 million, or 13%, compared to the third quarter of 2008 and $11 million, or 4% (unannualized), sequentially. Both decreases primarily reflect lower compensation costs and strong expense control.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $403 million in the first nine months of 2009 compared with $312 million in the first nine months of 2008. Fee and other revenue decreased $17 million primarily reflecting lower money market related distribution fees and lower trading volumes. Noninterest expense (excluding intangible amortization) decreased $83 million primarily reflecting lower compensation costs and strong expense control.

30    The Bank of New York Mellon Corporation

Treasury Services segment

						3Q09 vs.		Year-to-date		YTD09 vs. YTD08
(dollar amounts in millions)	3Q08	4Q08	1Q09	2Q09	3Q09	3Q08	2Q09	2009	2008
Revenue:
Treasury services	$125	$129	$121	$128	$124	(1)%	(3)%	$373	$371	1%
Other	138	101	118	67	92	(33)	37	277	376	(26)
Total fee and other revenue	263	230	239	195	216	(18)	11	650	747	(13)
Net interest revenue	159	231	160	156	151	(5)	(3)	467	499	(6)
Total revenue	422	461	399	351	367	(13)	5	1,117	1,246	(10)
Noninterest expense (ex. intangible amortization)	201	204	195	199	185	(8)	(7)	579	609	(5)
Income before taxes (ex. intangible amortization)	221	257	204	152	182	(18)	20	538	637	(16)
Amortization of intangible assets	6	7	6	7	6	-	(14)	19	20	(5)
Income before taxes	$215	$250	$198	$145	$176	(18)%	21%	$519	$617	(16)%
Pre-tax operating margin – GAAP	51%	54%	50%	41%	48%			46%	50%
Pre-tax operating margin (ex. intangible amortization) – Non-GAAP	52%	56%	51%	43%	50%			48%	51%

Average loans	$14,995	$16,353	$13,921	$13,228	$11,648	(22)%	(12)%	$12,924	$15,539	(17)%
Average assets	22,384	34,585	28,761	24,861	24,319	9	(2)	25,964	22,587	15
Average deposits	18,397	30,052	24,867	20,321	19,989	9	(2)	21,708	18,589	17

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

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are the fourth largest USD payment processor, processing about 160 thousand, or an average of about $1.6 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $176 million in the third quarter of 2009 compared with $215 million in the third quarter of 2008, and $145 million in the second quarter of 2009. Results compared with the prior year period primarily reflect mark-to-market losses on the credit derivatives portfolio in 2009 due to the credit spread tightening, partially offset by merger related synergies and strong expense control. The increase sequentially reflects a lower level of mark-to-market losses on the credit derivatives portfolio and strong expense control.

Total fee and other revenue decreased $47 million, compared with the third quarter of 2008 and increased $21 million compared with the second quarter of 2009. The decrease compared to the third quarter of 2008 was driven by mark-to-market losses on the credit default swaps used to hedge the loan portfolio and lower Treasury services fees as a result

The Bank of New York Mellon Corporation    31

of lower global payment volumes. The increase sequentially reflects a higher valuation of the fixed income derivatives trading portfolio and a lower level of mark-to-market losses on the credit derivatives, partially offset by lower Treasury services fees due to lower global payment volumes.

Net interest revenue decreased $8 million compared to the third quarter of 2008 and $5 million sequentially. Both changes reflect lower loan levels.

Noninterest expense (excluding intangible amortization) decreased $16 million compared with the third quarter of 2008 and $14 million sequentially. Both decreases reflect the impact of merger-related synergies and overall expense control.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes totaled $519 million in the first nine months of 2009 compared with $617 million in the first nine months of 2008. Fee and other revenue decreased $97 million primarily reflecting mark-to-market losses on the credit derivatives portfolio in 2009 due to the credit spread tightening. Net interest revenue decreased $32 million primarily due to lower loan volumes. Noninterest expense (excluding intangible amortization) decreased $30 million primarily reflecting merger related synergies and overall expense control.

Other Segment

						Year-to-date
(dollars in millions)	3Q08	4Q08	1Q09	2Q09	3Q09	2009	2008
Revenue:
Fee and other revenue	$(113)	$(1,031)	$(278)	$(224)	$(4,684)	$(5,186)	$(209)
Net interest revenue (expense)	(22)	(3)	20	4	21	45	(260)
Total revenue	(135)	(1,034)	(258)	(220)	(4,663)	(5,141)	(469)
Provision for credit losses	22	54	59	61	147	267	50
Noninterest expense (ex. FDIC special assessment, intangible amortization and M&I expenses)	79	244 (a)	130	142	122	394	349
Income (loss) before taxes (ex. FDIC special assessment, intangible amortization and M&I expenses)	(236)	(1,332)	(447)	(423)	(4,932)	(5,802)	(868)
FDIC special assessment	-	-	-	61	-	61	-
Amortization of intangible assets	(1)	(1)	-	(1)	1	-	7
M&I expenses	111	97	68	59	54	181	386
Income (loss) before taxes	$(346)	$(1,428)	$(515)	$(542)	$(4,987)	$(6,044)	$(1,261)
Average assets	$40,465	$52,688	$32,137	$32,402	$32,215	$32,262	$43,654
Average deposits	12,216	11,478	10,062	6,923	6,507	7,822	14,098
(a)	Includes a restructuring charge of $181 million in the fourth quarter of 2008.

Business description

In July 2009, we announced an agreement to sell Mellon United National Bank (“MUNB”), our national bank located in Florida. As a result, we adopted discontinued operations accounting for MUNB. This business was formerly included in the Other segment. All prior period results have been restated.

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	BNY ConvergEx 33.7% equity interest; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	any residual interest income resulting from transfer pricing algorithms relative to actual results;
•	fee and other revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Noninterest expense includes:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting leasing, investing and funding activities; and

32    The Bank of New York Mellon Corporation

•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $5.0 billion for the third quarter of 2009, compared with a loss of $346 million in the third quarter of 2008, and a loss of $542 million in the second quarter of 2009.

The Other segment includes the following activity:

In the third quarter of 2009:

•	a $4.8 billion (pre-tax) loss associated with the restructuring of the investment securities portfolio, recorded in total fee and other revenue; and
•	a provision for credit losses of $147 million.

In the second quarter of 2009:

•	a $208 million (pre-tax) securities loss associated with other-than-temporary (“OTTI”) recorded in total fee and other revenue; and
•	a $61 million (pre-tax) FDIC special assessment.

In the third quarter of 2008:

•	a $155 million (pre-tax) securities loss associated with OTTI recorded in total fee and other revenue; and
•	a $112 million (pre-tax) loss related to the SILO/LILO settlement recorded in net interest revenue.

Year-to-date 2009 compared with year-to-date 2008

Income before taxes in the Other segment was a loss of $6.0 billion in the first nine months of 2009 compared with a loss of $1.3 billion in the first nine months of 2008. Total revenue decreased $4.7 billion primarily reflecting the third quarter of 2009 loss associated with the restructuring of the investment securities portfolio. Non-interest expenses (excluding the FDIC special assessment, intangible amortization and M&I expenses) increased $45 million primarily reflecting higher software expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2008 Annual Report on Form 10-K. Our more critical accounting estimates are those related to goodwill and other intangibles, the allowance for credit losses, fair value of financial instruments and derivatives, OTTI and pension accounting as referenced or described below.

Critical policy	Reference
Pension accounting	BNY Mellon’s 2008 Annual Report, pages 46 and 47.
Goodwill and other intangibles	BNY Mellon’s Second Quarter 2009 Form 10-Q, pages 35 and 36.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s Second Quarter 2009 Form 10-Q, pages 36 and 37. See page 43 of this Form 10-Q for the impact of estimates on the allowance for credit losses.
Fair value of financial instruments	BNY Mellon’s Second Quarter 2009 Form 10-Q, pages 37 to 41. See page 37 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.

Consolidated balance sheet review

At Sept. 30, 2009, total assets were $212.0 billion compared with $237.5 billion at Dec. 31, 2008. Deposits totaled $133.9 billion at Sept. 30, 2009 and $159.7 billion at Dec. 31, 2008. The decrease in total assets and deposits from Dec. 31, 2008 reflects a decline in the size of the balance sheet as short-term credit markets continued to ease and noninterest-bearing deposits taken in during the credit crisis decreased to more normalized levels. Total assets averaged $205.8 billion in the third quarter of 2009, compared with $208.5 billion in the second quarter of 2009 and $198.8 billion in the third quarter of 2008. Total deposits averaged $128.6 billion in the third quarter of 2009, $131.7 billion in the second quarter of 2009 and $119.0 billion in the third quarter of 2008.

At Sept. 30, 2009, we had available funds of approximately $72 billion compared with $67 billion at June 30, 2009. Our percentage of liquid assets to total assets was 34% at Sept. 30, 2009 relatively unchanged compared with 33% at June 30, 2009.

The Bank of New York Mellon Corporation    33

Investment securities were $54.4 billion or 26% of total assets at Sept. 30, 2009, compared with $39.4 billion or 17% of total assets at Dec. 31, 2008. The increase in investment securities primarily relates to our strategy of investing in debt issued by governments, government-sponsored and government-guaranteed agencies.

Loans were $36.3 billion or 17% of total assets at Sept. 30, 2009, compared with $43.4 billion or 18% of total assets at Dec. 31, 2008. The decrease in loan levels was primarily due to our institutional credit strategy to reduce targeted exposure and the reclassification of MUNB to discontinued operations in the second quarter of 2009.

Trading assets were $8.0 billion at Sept. 30, 2009 compared with $11.1 billion at Dec. 31, 2008. Trading liabilities were $7.8 billion at Sept. 30, 2009 compared with $8.1 billion at Dec. 31, 2008. The decrease in both trading assets and trading liabilities reflects the change in interest rates, foreign exchange rates and the settlement of contracts.

Total shareholders’ equity applicable to BNY Mellon was $28.3 billion at Sept. 30, 2009 and $28.1 billion at Dec. 31, 2008. The increase in total shareholders’ equity primarily reflects lower mark-to-market losses in the investment securities portfolio due to the restructuring of the investment securities portfolio, an improvement in fixed income prices, and the common stock issuance in the second quarter of 2009, partially offset by lower retained earnings and the second quarter 2009 repurchase of the Series B preferred stock and the third quarter 2009 repurchase of the warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program.

Investment securities

The following table shows the distribution of our total securities portfolio at fair value:

Investment securities (at fair value)
(in millions)	Sept. 30, 2009	Dec. 31, 2008
Fixed income securities:
Mortgage and asset-backed securities	$36,129	$32,081
Government-sponsored and guaranteed debt	1,882	983
U.S. government obligations	5,106	781
U.S. government agencies	1,273	1,299
State and political subdivisions	720	1,076
Sovereign government-sponsored and guaranteed debt	6,779	-
Other	652	811
Subtotal fixed income securities	52,541	37,031
Equity securities:
Money market or fixed income funds	1,502	1,325
Other	60	41
Subtotal equity securities	1,562	1,366
Total investment securities – fair value	$54,103	$38,397
Total investment securities – carrying value	$54,350	$39,435

At Sept. 30, 2009, the carrying value of our investment securities portfolio was $54.4 billion compared with $39.4 billion at Dec. 31, 2008. Average investment securities were $53.9 billion in the third quarter of 2009, compared with $51.9 billion in the second quarter of 2009.

The increase in the securities portfolio at Sept. 30, 2009 compared with Dec. 31, 2008 primarily reflects our strategy to reduce cash held at central banks and invest in debt issued by governments, government-sponsored and government-guaranteed agencies.

Consistent with our ongoing strategy to reduce risk from the balance sheet, and reflecting the recent improvement in the fixed income markets, we sold or are in the process of restructuring the watch list portion of our investment securities portfolio. The sales and restructuring impact approximately $12.1 billion (pre-restructuring amortized cost) of investment securities. We declared our intent to sell these securities at Sept. 30, 2009 and recognized a loss of $4.8 billion. Approximately $2.1 billion fair value ($3.6 billion pre-restructuring amortized cost) of the lowest quality securities were sold subsequent to Sept. 30, 2009. The majority of the remaining $8.5 billion amortized cost, are expected to be retained on the balance sheet.

Approximately 50% of the $4.8 billion (pre-tax) charge relates to securities we plan to retain an interest in and for which we expect to recover a portion of the loss over time. Until the restructuring is complete, which is expected to be in the fourth quarter of 2009, any declines in the fair value of these securities will be reflected in our net income.

34    The Bank of New York Mellon Corporation

In conjunction with the restructuring of the investment securities portfolio, in the third quarter of 2009, we changed our intent to hold to maturity $1.7 billion of securities included in the held-to-maturity classification and recorded mark-to-market losses, both credit and non-credit, on these securities in the income statement. These securities have experienced a decrease in the credit quality of the issuer or a significant increase in the risk-weight used for regulatory capital purposes.

The fair value of the investment securities portfolio at Sept. 30, 2009 was $54.1 billion. On a pro forma basis, reflecting the subsequent sale of securities, the fair value at Sept. 30, 2009 was $52.0 billion.

The following table provides the pro forma impact at Sept. 30, 2009 of restructuring the investment securities portfolio.

Pro forma investment securities portfolio reflecting the restructuring at Sept. 30, 2009
							Pro forma 9/30/09
(dollar amounts in millions)	Amortized cost prior to restructuring	3Q09 impairment charge	Amortized cost post restructuring	Fair value		Securities sales subsequent to 9/30/09 (a)	Amortized cost	Fair value	Fair value as a % of amortized cost (b)
Watch list:
Alt-A RMBS	$7,476	$(2,857)	$4,619	$4,470		$(949)	$3,670	$3,521	61%
European floating rate notes	7,326	(234)	7,092	6,167		(594)	6,498	5,573	84
Prime/Other RMBS	5,323	(999)	4,324	4,081		(64)	4,260	4,017	77
Commercial MBS	2,762	(77)	2,685	2,534		(272)	2,413	2,262	93
Subprime RMBS	1,479	(321)	1,158	797		(222)	936	575	55
Credit cards	649	-	649	632		-	649	632	90
Home equity lines of credit	468	(242)	226	216		-	226	216	39
Other	629	(103)	526	465		-	526	465	45
Total watch list (c)	$26,112	$(4,833)	$21,279	$19,362		$(2,101)	$19,178	$17,261	74%
Agency RMBS	16,560	-	16,560	16,898		-	16,560	16,898	103
Other	17,695	-	17,695	17,843		-	17,695	17,843	101
Total	$60,367	$(4,833)	$55,534	$54,103	(d)	$(2,101)	$53,433	$52,002	91%

(a)	As of Oct. 14, 2009. Reflects securities with a pre-restructuring amortized cost of $3.6 billion.
(b)	Amortized cost before life-to-date charges.
(c)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(d)	Includes the fair value of available for sale securities of $48.032 billion and held to maturity securities of $6.071 billion.

The following table provides the detail of the other non-watch list investment securities.

Other non-watch list investment securities at Sept. 30, 2009
(in millions)	Amortized cost	Fair value
Sovereign government guaranteed	$6,756	$6,779
U.S. government obligations	5,056	5,106
Government-sponsored/government guaranteed debt	1,841	1,882
Money market mutual funds	1,502	1,502
U.S. government agencies	1,241	1,273
State and political subdivisions	691	694
Other	608	607
Total other securities	$17,695	$17,843

The Bank of New York Mellon Corporation    35

The following table provides a trend of the aggregate unrealized pre-tax gain (loss) of the investment securities portfolio.

Portfolio aggregate unrealized gain/(loss) – pre-tax
(dollar amounts in millions)	Dec. 31, 2008	March 31, 2009	June 30, 2009	3Q09 market improvement	Sept. 30, 2009 before restructuring	3Q09 impairment charge	Unrealized gain (loss) at Sept. 30, 2009
Watch list:
Alt-A RMBS	$(2,764)	$(3,538)	$(3,064)	$58	$(3,006)	$(2,857)	$(149)
European floating rate notes	(1,171)	(1,299)	(1,523)	364	(1,159)	(234)	(925)
Prime/Other RMBS	(1,781)	(1,455)	(1,581)	339	(1,242)	(999)	(243)
Commercial MBS	(709)	(513)	(561)	333	(228)	(77)	(151)
Subprime RMBS	(591)	(566)	(621)	(61)	(682)	(321)	(361)
Credit cards	(223)	(238)	(54)	37	(17)	-	(17)
Home equity lines of credit	(224)	(306)	(284)	32	(252)	(242)	(10)
Other	(227)	(326)	(213)	49	(164)	(103)	(61)
Total watch list (a)	(7,690)	(8,241)	(7,901)	1,151	(6,750)	(4,833)	(1,917)
Agency RMBS	60	242	159	179	338	-	338
Other	16	31	20	128	148	-	148
Total with FAS 157-4 adjustment	(7,614)	(7,968)	(7,722)	1,458	(6,264)	(4,833)	(1,431)
Less: FAS 157-4 adjustment	-	1,173	377	(377)	-	-	-
Total without FAS 157-4 Adjustment – Non-GAAP	$(7,614)	$(9,141)	$(8,099)	$1,835	$(6,264)	$(4,833)	$(1,431)

(a)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.

The pre-tax net unrealized loss on the investment securities portfolio was $1.4 billion at Sept. 30, 2009 compared with $7.7 billion, at June 30, 2009. The $6.3 billion improvement reflects the $4.8 billion impairment charge related to the restructuring and $1.5 billion ($1.8 billion without the FAS 157-4 adjustment) resulting from the improvement in the fixed income markets. The reversal of the $377 million FAS

157-4 adjustment in the third quarter of 2009 reflects the convergence to an orderly market in the third quarter of 2009.

The following table provides the ratings on our investment securities portfolio reflecting the securities sales subsequent to Sept. 30, 2009. Ratings are based on fair value as a result, there was minimal change in categories from June 30, 2009.

Pro forma investment securities portfolio at Sept. 30, 2009
	Pro forma (a)		Ratings
(dollar amounts in millions)	Amortized cost	Fair value	AAA to AA-	A+ to A-	BBB+ to BBB-	BB+ and lower
Watch list:
Alt-A RMBS	$3,670	$3,521	12%	6%	4%	78%
European floating rate notes	6,498	5,573	100	-	-	-
Prime/Other RMBS	4,260	4,017	30	14	9	47
Commercial MBS	2,413	2,262	98	-	2	-
Subprime RMBS	936	575	64	12	11	13
Credit cards	649	632	1	93	1	5
Home equity lines of credit	226	216	28	-	4	68
Other	526	465	-	4	12	84
Total watch list (b)	$19,178	$17,261	57%	9%	4%	30%
Agency RMBS	16,560	16,898	100	-	-	-
Other (c)	17,695	17,843	97	2	1	-
Total	$53,433	$52,002	98%	1%	1%	-%

(a)	As of Oct. 14, 2009.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Ratings exclude $990 million of non-rated securities.

36    The Bank of New York Mellon Corporation

At Sept. 30, 2009, we had $37 million of accretable discount related to securities acquired in the consolidation of two commercial paper conduits, Three Rivers Funding Corporation and Old Slip Funding, LLC with a remaining estimated life of approximately 2.7 years. For these securities, the accretion of discount increased net interest revenue and is recorded on a level yield basis. Discount accretion totaled $15 million in the third quarter of 2009, $24 million in the second quarter of 2009, $23 million in the third quarter of 2008, as well as $59 million and $60 million in the first nine months of 2009 and 2008, respectively.

In addition, at Sept. 30, 2009, we had $240 million of net amortizable purchase premium with a remaining estimated life of approximately 3.2 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $22 million and $28 million in the third quarter and first nine months of 2009 and $9 million in the second quarter of 2009.

In 2008, we recorded $2 million of net discount accretion in the third quarter of 2008 and less than $1 million in the first nine months of 2008.

The following table provides pre-tax net investment securities losses by type.

Net investment securities losses				Year-to-date
(in millions)	3Q09	2Q09	3Q08	2009	2008
Alt-A RMBS	$2,857	$114	$29	$3,096	$101
Prime RMBS	999	9	12	1,011	12
Subprime RMBS	321	1	12	322	12
Home equity lines of credit	234	4	10	256	68
European floating rate notes	234	66	-	304	-
Credit cards	-	26	-	28	-
Commercial MBS	89	-	-	89	-
Other	99	36	99	278	194
Total net investment securities losses	$4,833	$256	$162	$5,384	$387

If the expected performance of the underlying collateral of any or all of these securities deteriorates, additional impairments may be recorded against such securities in future periods, as necessary.

The deterioration in the economy continues to have a significant impact on our most problematic securities, the Alt-A, subprime and prime RMBS portfolios. The investment securities losses in the first half of 2009 primarily reflected credit related losses. In the third quarter of 2009, we recognized $4.8 billion for both credit and non-credit related losses on our securities for which we declared our intent to sell or restructure. Investment securities losses in 2008 reflected mark-to-market (both credit and non-credit) impairment securities losses.

For the Alt-A, subprime and prime portfolios not included in the restructuring activities, if we were to increase or decrease each of our loss severity and projected default rates on each of the positions in these portfolios by 100 basis points, impairment charges on these securities would have increased by $5 million (pre-tax), or decreased by less than $1 million (pre-tax) in the third quarter of 2009.

The table below shows the vintages of our Alt-A RMBS, prime/other RMBS, subprime RMBS and commercial MBS portfolios at Sept. 30, 2009, reflecting the securities sold subsequent to Sept. 30, 2009.

Vintages at Sept. 30, 2009 (Pro forma) (a)
(in millions)	Amortized cost	Fair value	Fair value as a % of amortized cost (b)
Alt-A RMBS
2007	$810	$810	54%
2006	1,006	988	58
2005	1,274	1,211	63
2004 and earlier	580	512	77
Total	$3,670	$3,521	61%
Prime/other RMBS
2007	$1,279	$1,226	73%
2006	862	829	71
2005	1,280	1,207	78
2004 and earlier	839	755	88
Total	$4,260	$4,017	77%
Subprime RMBS
2007	$20	$19	50%
2006	65	65	48
2005	152	64	40
2004 and earlier	699	427	60
Total	$936	$575	55%
Commercial MBS
2007	$703	$603	86%
2006	639	581	91
2005	476	470	99
2004 and earlier	595	608	102
Total	$2,413	$2,262	93%

(a)	As of Oct. 14, 2009.
(b)	Fair value as a percentage of amortized cost before life-to-date impairments.

The home equity lines of credit (“HELOCs”) securities are tested for impairment based on the quality of the underlying security and the condition of the monoline insurer providing credit support. At Sept. 30, 2009, HELOCs with a face value of approximately $553 million and a fair market value

The Bank of New York Mellon Corporation    37

of approximately $215 million are guaranteed by various monoline insurers. Securities were deemed impaired if we expected they would not be repaid in full without the support of the insurer and the insurer was not rated investment grade by at least one rating agency. The securities losses on HELOC securities in the third quarter of 2009 resulted from further deterioration of the underlying assets and decline in credit quality at one of the monoline insurers.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2009, reflecting the securities sold subsequent to Sept. 30, 2009.

European floating rate notes at Sept. 30, 2009 (Pro forma) (a)(b) (in millions)	United Kingdom	Netherlands	Other	Total
RMBS	$2,373	$1,113	$1,222	$4,708
Other	369	77	419	865
Total	$2,742	$1,190	$1,641	$5,573

(a)	As of Oct. 14, 2009.
(b)	Securities are in the AAA to AA- ratings category.

Included in our securities portfolio are the following securities that have a credit enhancement through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	Sept. 30, 2009		Dec. 31, 2008
Municipal securities	$587		$591
Mortgage-backed securities	138		171
Home equity lines of credit securities	215		334
Other asset-backed securities	9		7
Total fair value	$949	(a)	$1,103
Amortized cost less securities losses	$966		$1,384
Mark-to-market unrealized (loss) (pre-tax)	$(17)		$(281)

(a)	The par value guaranteed by the monoline insurers was $1.4 billion.

At Sept. 30, 2009, securities guaranteed by monoline insurers were rated 29% AAA to AA-, 21% A+ to A-, 17% BBB+ to BBB- and 33% BB+ and lower. In all cases, when purchasing the securities, we reviewed the credit quality of the underlying securities, as well as the insurer.

See Note 16 to the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

Loans

Total loans (in billions)	Sept. 30, 2009	Dec. 31, 2008
Period end:
Non-margin	$32.3	$39.4
Margin	4.0	4.0
Total	$36.3	$43.4
Quarterly average:
Non-margin	$30.2	$45.0
Margin	4.3	4.9
Total	$34.5	$49.9

Total loans were $36.3 billion at Sept. 30, 2009, compared with $43.4 billion at Dec. 31, 2008. The decrease in total loans primarily reflects our credit strategy to reduce targeted risk exposure, the reclassification of MUNB to discontinued operations and lower overdrafts.

The following table provides additional details on our credit exposures and outstandings at Sept. 30, 2009 compared with Dec. 31, 2008.

38    The Bank of New York Mellon Corporation

Total exposure - consolidated	Sept. 30, 2009			Dec. 31, 2008
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$9.3	$19.0	$28.3	$11.0	$23.2	$34.2
Commercial	3.7	23.9	27.6	6.3	24.9	31.2
Subtotal institutional	13.0	42.9	55.9	17.3	48.1	65.4
Wealth management loans and mortgages	5.9	1.6	7.5	5.3	2.3	7.6
Lease financing	3.6	-	3.6	4.0	0.1	4.1
Commercial real estate	1.9	1.6	3.5	3.1	1.7	4.8
Other residential mortgages	2.3	-	2.3	2.5	0.1	2.6
Overdrafts	5.5	-	5.5	7.0	-	7.0
Other	0.1	0.2	0.3	0.2	0.3	0.5
Subtotal non-margin loans	32.3	46.3	78.6	39.4	52.6	92.0
Margin loans	4.0	-	4.0	4.0	-	4.0
Total	$36.3	$46.3	$82.6	$43.4	$52.6	$96.0

At Sept. 30, 2009, total exposures were $82.6 billion, a decrease of 14% from $96.0 billion at Dec. 31, 2008, reflecting our credit strategy to reduce risk in our portfolio, the reclassification of $1.9 billion of MUNB exposure to discontinued operations and lower overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 68% of our total lending exposure.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions portfolio exposure	Sept. 30, 2009					Dec. 31, 2008
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Insurance	$0.4	$6.1	$6.5	89%	48%	$0.6	$6.4	$7.0
Securities industry	4.2	1.9	6.1	86	94	4.0	2.9	6.9
Banks	2.9	3.1	6.0	64	89	3.5	2.4	5.9
Asset managers	0.9	2.8	3.7	95	80	0.8	5.5	6.3
Government	0.2	3.1	3.3	93	24	1.4	3.0	4.4
Other	0.7	2.0	2.7	83	38	0.7	3.0	3.7
Total	$9.3	$19.0	$28.3	84%	67%	$11.0	$23.2	$34.2

The financial institutions portfolio exposure was $28.3 billion at Sept. 30, 2009, compared to $34.2 billion at Dec. 31, 2008. The decrease from Dec. 31, 2008 primarily reflects lower exposure in nearly every category. Exposures to financial institutions are high quality with 84% meeting the investment grade equivalent criteria of our rating system at Sept. 30, 2009. These exposures are generally short-term, with 67% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

As a conservative measure, our internal credit rating classification for international counterparties caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our exposure to banks is predominately to investment grade counterparties in developed countries. Non-investment grade bank exposures are short-term in nature supporting our global trade finance and U.S. dollar clearing businesses in developing countries.

The Bank of New York Mellon Corporation    39

The asset manager portfolio exposures are high quality with 95% meeting our investment grade equivalent ratings criteria as of Sept. 30, 2009. These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

At Sept. 30, 2009, insurance exposure in the table above included $53 million of direct credit exposure to five monoline financial guaranty insurers, down 57% from $122 million at Dec. 31, 2008. We also extend facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax exempt issuer and is not solely dependent upon the monoline.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	Sept. 30, 2009					Dec. 31, 2008
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Media and telecom	$0.8	$2.1	$2.9	57%	19%	$1.1	$2.3	$3.4
Manufacturing	1.1	6.8	7.9	81	20	1.5	7.9	9.4
Energy and utilities	0.7	6.6	7.3	86	16	1.7	6.1	7.8
Services and other	1.1	8.4	9.5	82	36	2.0	8.6	10.6
Total	$3.7	$23.9	$27.6	80%	24%	$6.3	$24.9	$31.2

The commercial portfolio exposure decreased 12% to $27.6 billion at Sept. 30, 2009, from $31.2 billion at Dec. 31, 2008, reflecting decreased exposure across all exposure categories. Our goal is to migrate towards a predominantly investment grade portfolio, with targeted exposure reductions over the next several years.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At Sept. 30, 2009, total exposures in our automotive portfolio included $145 million of secured exposure to one of the big three

U.S. automotive manufacturers. This exposure was reduced 35% in the first nine months of 2009, reflecting paydowns. We also had $104 million of exposure to six automotive suppliers at Sept. 30, 2009. This exposure has decreased 38% from Dec. 31, 2008 as a result of paydowns and loan sales.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade
	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
Financial institutions	90%	90%	88%	90%	84%
Commercial	81%	80%	78%	80%	80%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by residential property and marketable securities. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of

64% at origination. Less than 1% of the mortgages in the wealth management portfolio were past due at Sept. 30, 2009. The increase in total wealth management loans and mortgages primarily relates to increased mortgage activity.

At Sept. 30, 2009, the private wealth mortgage portfolio was comprised of the following

40    The Bank of New York Mellon Corporation

concentrations: New York – 22%; Massachusetts 17%; California 17%; Florida 9%; and other 35%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.4 billion and $239 million of airline exposures at Sept. 30, 2009. Approximately 90% of the leasing exposure is investment grade. At Sept. 30, 2009, we carried no automotive exposure in our leasing portfolio.

At Sept. 30, 2009, our $239 million of exposure to the airline industry consisted of a $20 million real estate lease exposure, as well as the airline-leasing portfolio which included $83 million to major U.S. carriers, $122 million to foreign airlines and $14 million to U.S. regionals.

The airline industry continued to face difficult operating conditions in the third quarter of 2009. A weaker economic outlook for the remainder of 2009 is having a dampening effect on airline financial results and aircraft values in the secondary market. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Commercial real estate

Real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.5 billion at Sept. 30, 2009 and $4.8 billion at Dec. 31, 2008. In June of this year, we reclassified the commercial real estate portfolio at MUNB to discontinued operations. At Sept. 30, 2009, approximately 71% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with approximately 56% secured by residential buildings, approximately 29% secured by office buildings, approximately 9% secured by retail properties and 6% by other categories. Approximately 94% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At Sept. 30, 2009, our commercial real estate portfolio was comprised of the following concentrations: New York metro – 53%; investment grade REITs – 30%; and other – 17%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.3 billion at Sept. 30, 2009. Included in this portfolio is approximately $1.0 billion of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2009, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 75% and approximately 22% of these loans were at least 60 days delinquent. In addition, the properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At Sept. 30, 2009, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans are composed largely of Community Development Corporation and non-mortgage Community Reinvestment Act loans.

The Bank of New York Mellon Corporation    41

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

We have implemented a credit strategy to reduce exposures that no longer meet risk/return criteria, including an assessment of overall relationship profitability. In addition, we make use of credit derivatives and other risk mitigants as economic hedges of portions of the credit risk in our portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties.

Allowance for credit losses (dollar amounts in millions)	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Margin loans	$3,978	$3,922	$3,977	$5,464
Non-margin loans	32,291	34,312	39,417	53,578
Total loans	$36,269	$38,234	$43,394	$59,042
Quarterly activity
Allowance for credit losses:
Beginning balance	$526	$559	$494	$486
Transferred to discontinued operations	-	(40)	-	-
Provision for credit losses (a)	147	61	60	30
Net (charge-off) recoveries:
Commercial	(62)	(25)	(11)	(8)
Commercial real estate	-	(13)	(3)	(2)
Other residential mortgages	(15)	(16)	(11)	(5)
Foreign	-	-	1	(9)
Wealth management	-	-	(1)	-
Leasing	-	-	-	2
Net (charge-offs)	(77)	(54)	(25)	(22)
Total allowance for credit losses (a)	$596	$526	$529	$494
Allowance for loan losses	$456	$434	$415	$365
Allowance for unfunded commitments	$140	$92	$114	$129
Allowance for loan losses as a percent of total loans	1.26%	1.14%	0.96%	0.62%
Allowance for loan losses as a percent of non-margin loans	1.41%	1.27%	1.05%	0.68%
Total allowance for credit losses as a percent of total loans	1.64%	1.38%	1.22%	0.84%
Total allowance for credit losses as a percent of non-margin loans	1.84%	1.53%	1.34%	0.92%

(a)

The provision and allowance for credit losses at Sept. 30, 2009 and June 30, 2009 excludes discontinued operations. The allowance for credit losses includes discontinued operations of $35 million at Dec. 31, 2008 and $33 million at Sept. 30, 2008. The provision for credit losses includes discontinued operations of $5 million at Dec. 31, 2008 and $7 million at Sept. 30, 2008.

The total allowance for credit losses was $596 million at Sept. 30, 2009, $526 million at June 30, 2009, $529 million at Dec. 31, 2008 and $494 million at Sept. 30, 2008. The increase in the allowance for credit losses compared with June 30, 2009 resulted from a provision for credit losses of $147 million, partially offset by net charge-offs of $77 million. The increase in the provision for credit losses primarily related to downgrades in the insurance and media portfolios. We expect the provision to decline in the fourth quarter of 2009. The ratio of the total allowance for credit losses to non-margin loans was 1.84% at Sept. 30, 2009, 1.53% at June 30, 2009, 1.34% at Dec. 31, 2008 and 0.92% at Sept. 30, 2008. The ratio of the allowance for loan losses to non-margin loans was 1.41% at Sept. 30, 2009, 1.27% at June 30, 2009, 1.05% at Dec. 31, 2008 and 0.68% at Sept. 30, 2008. The growth in these ratios resulted from a lower level of

42    The Bank of New York Mellon Corporation

non-margin loans and additional reserves resulting from higher risk-rated loans and mortgages, and an increase in nonperforming loans.

We had $4.0 billion of secured margin loans on our balance sheet at Sept. 30, 2009 compared with $3.9 billion at June 30, 2009. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

The second element, higher risk-rated credits and pass rated credits, is based on our expected loss model. Borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our leasing and wealth management portfolios. At our subsidiary banks that provide credit to small businesses, exposures are pooled and reserves are established based on historic portfolio losses.

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

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance for credit losses	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008 (a)	Sept. 30, 2008 (a)
Commercial	65%	67%	57%	56%
Other residential mortgages	19	19	15	14
Commercial real estate	6	2	10	6
Wealth management	3	5	5	3
Foreign	1	1	1	2
Unallocated	6	6	12	19
Total	100%	100%	100%	100%

(a)	Includes discontinued operations.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment. The unallocated allowance for credit losses was $34 million or 6% at Sept. 30, 2009, up from $29 million or 6% at June 30, 2009, down from $62 million or 12% at Dec. 31, 2008 and $93 million or 19% at Sept. 30, 2008. At Sept. 30, 2009, if the unallocated allowance, as a percentage of the total allowance, was 5% higher, the allowance would have increased by approximately $33 million.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the

The Bank of New York Mellon Corporation    43

allowance would have decreased by $151 million, while if each credit were rated one grade worse, the allowance would have increased by $204 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $76 million, while if the loss given default were one rating better, the allowance would have decreased by $67 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance would have decreased or increased by $5 million, respectively.

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008
Loans:
Commercial	$251	$82	$60
Other residential mortgages	186	170	99
Commercial real estate	63	58	124
Wealth management	55	61	1
Foreign	-	1	-
Total nonperforming loans	555	372	284
Other assets owned	5	6	8
Total nonperforming assets (a)	$560	$378	$292
Nonperforming assets ratio	1.5%	1.0%	0.7%
Allowance for loan losses/ nonperforming loans	82.2	116.7	146.1
Allowance for loan losses/ nonperforming assets	81.4	114.8	142.1
Total allowance for credit losses/ nonperforming loans	107.4	141.4	186.3
Total allowance for credit losses/ nonperforming assets	106.4	139.2	181.2

(a)	Nonperforming assets at Sept. 30, 2009 and June 30, 2009 exclude discontinued operations. Nonperforming assets at Dec. 31, 2008 includes discontinued operations of $96 million.

The increase in nonperforming assets compared with June 30, 2009 resulted from $137 million in the insurance portfolio, $25 million in the media portfolio and a $16 million net increase in other residential mortgages. These increases were partially offset by $51 million in net charge-offs and $24 million of paydowns/sales. The ratio of allowance for loan losses to nonperforming assets was 81.4% at Sept. 30, 2009 compared with 114.8% at June 30, 2009.

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

The allowance for credit losses is reduced by the charge-off of loans and other credit extensions. Loans, or portions thereof, and other forms of credit extensions will be charged off at the time they are deemed to be uncollectible or as otherwise required by applicable regulations or direction from regulatory agencies. BNY Mellon’s practice is to record charge-offs at the end of each quarter.

Nonperforming assets quarterly activity (in millions)	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008
Balance at beginning of period	$378	$421	$267
Additions	264	143	45
Net charge-offs	(51)	(21)	(15)
Paydowns/sales	(24)	(5)	(5)
Transferred to discontinued operations	-	(156)	-
Other	(7)	(4)	-
Balance at end of period	$560	$378	$292

Loans past due 90 days and still accruing interest totaled $421 million at Sept. 30, 2009 compared with $428 million at June 30, 2009. Past due loans at both Sept. 30, 2009 and June 30, 2009 include loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. The remainder of past due loans at Sept. 30, 2009 primarily include             ; $77 million of other residential mortgages and $25 million of commercial real estate.

Interest income would have increased by $1.3 million and $2.9 million for the third quarters of 2009 and 2008 if loans on nonaccrual status at Sept. 30, 2009 and 2008 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $6.8 million and $4.4 million for 2009 and 2008 had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow,

44    The Bank of New York Mellon Corporation

collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Impaired loans with an allowance	$349	$200	$165	$151
Impaired loans without an allowance (a)	5	1	21	31
Total impaired loans	$354	$201	$186	$182
Allowance for impaired loans (b)	$52	$41	$51	$40
Average balance of impaired loans during quarter	256	186	178	184

(a)

When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $133.9 billion at Sept. 30, 2009, compared with $159.7 billion at Dec. 31, 2008. The decrease in deposits reflects the roll-off of client cash as the credit markets continued to ease and deposits taken in during the credit crisis decreased to more normal levels.

Noninterest-bearing deposits were $30.8 billion at Sept. 30, 2009, compared with $55.8 billion at Dec. 31, 2008. Interest-bearing deposits were $103.1 billion at Sept. 30, 2009, compared with $103.9 billion at Dec. 31, 2008.

Support agreements

In 2008, we voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, as well as clients invested in funds within our securities lending business.

These support agreements are designed to enable these funds to continue to operate at a stable share price of $1.00. In the third quarter of 2009, we recorded support agreement charges of $13 million (pre-tax). This charge reflects the final support agreement charge for four Dreyfus money market funds, partially offset by a reduction in the support agreement reserve primarily due to improved pricing of Lehman Brothers (“Lehman”) securities. The support agreements supporting the Dreyfus money market funds have expired and were completed. At Sept. 30, 2009, the value of Lehman securities increased to 16.75% from 14.75% at June 30, 2009.

At Sept. 30, 2009, our additional potential maximum exposure to support agreements was approximately $138 million, based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($80 million) as well as other client agreements ($58 million).

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

At Sept. 30, 2009, we had approximately $54 billion of liquid funds and $18 billion of cash (including approximately $15 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $72 billion of available funds. This compares with available funds of $105 billion at Dec. 31, 2008. Our liquid assets to total assets were 34% at Sept. 30, 2009, compared with 44% at Dec. 31, 2008. This decrease reflects lower cash balances, primarily deposits with the Federal Reserve and other central banks, resulting from the decline in noninterest-bearing deposits as the balance sheet returned to expected levels during 2009.

On an average basis for the first nine months of 2009 and 2008, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $24.6 billion and $21.9 billion, respectively. The increase primarily reflects a higher

The Bank of New York Mellon Corporation    45

level of money market rate accounts, partially offset by lower levels of federal funds purchased and certificates of deposits greater than $100,000. Average foreign deposits, primarily from our European-based securities servicing business, were $72.9 billion and $68.5 billion for the first nine months of 2009 and 2008, respectively. The increase in foreign deposits reflects greater liquidity from our corporate trust business. Domestic savings and other time deposits averaged $6.1 billion for the first nine months of 2009, compared with $7.6 billion for the first nine months of 2008. The first nine months of 2008 included the impact of a large government deposit.

Average payables to customers and broker-dealers were $4.9 billion for the first nine months of 2009 and $5.5 billion for the first nine months of 2008. Long-term debt averaged $16.6 billion in the first nine months of both 2009 and 2008. Average noninterest-bearing deposits increased to $36.9 billion in the first nine months of 2009 from $27.7 billion in the first nine months of 2008, primarily reflecting a significant increase in customer deposits in late 2008, reflecting a flight to quality. A significant reduction in our securities servicing businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the capital markets.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 22 to the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2008 Annual Report on Form 10-K.

At Sept. 30, 2009, our bank subsidiaries had the ability to pay dividends of approximately $214 million to the Parent without the need for a regulatory waiver. As a result of charges related to the restructuring of the securities portfolios, The Bank of New York Mellon and BNY Mellon, N.A. will require regulatory approval prior to paying a dividend. Despite this limitation, management estimates that liquidity at the Parent corporation will continue to be sufficient to meet BNY

Mellon’s ongoing quarterly dividend requirement. In addition, at Sept. 30, 2009, nonbank subsidiaries of the Parent had liquid assets of approximately $1.1 billion.

For the quarter ended Sept. 30, 2009, the Parent’s quarterly average commercial paper borrowings were $175 million compared with $32 million for the quarter ended Sept. 30, 2008. The Parent had cash of $4.7 billion at Sept. 30, 2009 compared with $5.0 billion at Dec. 31, 2008. Commercial paper outstandings issued by the Parent were $163 million and $16 million at Sept. 30, 2009 and Dec. 31, 2008, respectively. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2009 decreased by $438 million compared with Dec. 31, 2008 reflecting the repurchase of the preferred stock and the warrant issued to the Treasury as part of TARP Capital Purchase Program, primarily offset by common stock and debt offerings in the second quarter of 2009. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to take dividends from its bank subsidiaries or issue debt.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at Sept. 30, 2009 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 1.3; and
•	adequate capitalization of all our bank subsidiaries for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at Sept. 30, 2009.

We also have the ability to access the capital markets. In July 2007, we filed an S-3 shelf registration statement with the SEC covering the issuance of an unlimited amount of debt, common stock, preferred stock and trust preferred securities.

Access to the capital markets is partially dependent on our credit ratings, which, as of Sept. 30, 2009 were as follows:

46    The Bank of New York Mellon Corporation

Debt ratings at Sept. 30, 2009	Moody’s	Standard & Poor’s	Fitch	DBRS
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA (low)
Subordinated debt	Aa3	A+	A+	A (high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Stable (long-term)

In October 2009, the rating agencies affirmed all of the ratings of BNY Mellon and its subsidiaries.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions and additional investments in its subsidiaries.

The Parent has $725 million of long-term debt that will become due in the fourth quarter of 2009. The Parent has the option to call $384 million of subordinated debt in the remainder of 2009, which it expects to call and refinance if market conditions are favorable.

We have $850 million of trust-preferred securities that are callable in 2009. These securities qualify as Tier 1 capital. We have not yet decided if we will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions. If we call the trust preferred securities, we expect to replace them with new trust preferred securities or senior or subordinated debt. See discussion of qualification of trust preferred securities as capital in Capital.

BNY Mellon has $1.85 billion of long-term debt which is scheduled to mature in 2010.

On Aug. 5, 2009, BNY Mellon repurchased, for $136 million, the warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program. The repurchase reduced BNY Mellon’s Tier 1 capital ratio by 11 basis points.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at Sept. 30, 2009 and 2008 were 103.03% and 102.78%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and to expand our businesses.

In the third quarter of 2009, BNY Mellon contributed $300 million to its primary pension plan.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes. The committed line of credit of $905 million with 15 financial institutions matures in March 2010. In the third quarter of 2009, the average borrowing against this line of credit was $7 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2010. The average borrowing against this line of credit was $5 million during the third quarter of 2009. Pershing LLC has five separate uncommitted lines of credit amounting to $1.225 billion in aggregate. Average daily borrowing under these lines was $30 million, in aggregate, during the third quarter of 2009.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $171 million is with four financial institutions and matures in March 2010. In the third quarter of 2009, there were no borrowings against these lines of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $19 million, in aggregate, during the third quarter of 2009.

Statement of cash flows

Cash provided by operating activities was $2.5 billion for the nine months ended Sept. 30, 2009, compared with $1.5 billion for the nine months ended Sept. 30, 2008. In the first nine months of 2009, earnings excluding the noncash impact of securities losses, and accruals and other balances, partially offset by changes in trading activities, were a significant source of funds. In the first nine months of 2008, earnings were a significant source of funds.

The Bank of New York Mellon Corporation    47

In the first nine months of 2009, cash provided by investing activities was $24.8 billion compared with $37.6 billion used for investing activities in the first nine months of 2008. In the first nine months of 2009, a decrease in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds, partially offset by purchases of securities available for sale. In the first nine months of 2008, change in interest-bearing deposits and net principal disbursed on loans to customers were a significant use of funds.

Through Sept. 30, 2009, cash used for financing activities was $28.8 billion, compared to $75.0 billion provided by financing activities in the first nine months of 2008. In the first nine months of 2009, change in deposits, other borrowed funds and the repurchase of the Series B preferred stock and the warrant were significant uses of funds, partially offset by proceeds from the issuance of long term debt and common stock, and the change in federal funds purchased and securities sold under repurchase agreements. In the first nine months of 2008, change in deposits and other borrowed funds were significant sources of funds, partially offset by the change in commercial paper and repayments of long-term debt.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2009	June 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Average total shareholders’ equity to average assets	13.7%	13.9%	11.8%	14.1%

At period end:
Common shareholders’ equity to assets ratio (b) (c)	13.3%	13.4%	11.8%	10.3%
Total shareholders’ equity	$28,295	$27,276	$28,050	$27,513
Tier 1 capital ratio (a) (b)	11.4%	12.5%	13.2%	9.3%
Tier 1 common equity to risk-weighted assets ratio (b) (c)	9.9%	11.1%	9.4%	8.0%
Total (Tier 1 plus Tier 2) capital ratio (b)	15.3%	16.0%	16.9%	12.8%
Leverage capital ratio (b)	6.5%	7.6%	6.9%	6.5%
Tangible common shareholders’ equity – Non-GAAP (c)	$9,082	$7,945	$5,950	$7,627
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (b) (c)	5.2%	4.8%	3.8%	3.9%
Book value per common share	$23.50	$22.68	$22.00	$23.97
Tangible book value per common share – Non-GAAP (c)	$7.54	$6.60	$5.18	$6.65
Dividends per common share	$0.09	$0.09	$0.24	$0.24
Dividend yield	1.2%	1.2%	3.4%	2.9%
Closing common stock price per share	$28.99	$29.31	$28.33	$32.58
Market capitalization	$34,911	$35,255	$32,536	$37,388
Common shares outstanding	1,204,244	1,202,828	1,148,467	1,147,567

(a)	BNY Mellon’s consolidated target minimum Tier 1 capital ratio is 10.0%.
(b)	Includes discontinued operations.
(c)	See supplemental information beginning on page 53 for the calculation of this ratio.

Total shareholders’ equity increased compared with both June 30, 2009 and Dec. 31, 2008. The increase from June 30, 2009 reflects an improvement in unrealized losses on the investment securities portfolio resulting from improved pricing in the fixed income market in the third quarter of 2009. The restructuring of the securities portfolio reduced the unrealized net of tax losses recorded in other comprehensive income (“OCI”). This improvement in OCI was offset by lower retained earnings resulting from the impairment charge recorded in the third quarter of 2009. The increase compared with Dec. 31, 2008 reflects the factors previously mentioned, as well as the common stock offering of 48 million shares ($1.4 billion) in May of 2009, which was more than offset by the repurchase of the Series B preferred stock and warrant issued to the U.S. Treasury in October 2008. During the first nine months of 2009, retained earnings decreased $1.8 billion.

The unrealized net of tax loss on our total investment securities portfolio at Sept. 30, 2009 was $1.0 billion compared with $4.8 billion at June 30, 2009. The improvement reflects the $3.0 billion related to the restructuring of the securities portfolio and $0.8 billion resulting from the improvement in the fixed income markets.

48    The Bank of New York Mellon Corporation

In October 2009, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on Nov. 10, 2009, to shareholders of record as of the close of business on Oct. 30, 2009.

Our Tier 1 capital ratio was 11.4% at Sept. 30, 2009, compared with 12.5% at June 30, 2009 and 13.2% at Dec. 31, 2008. The decrease from June 30, 2009 primarily reflects the restructuring of the investment securities portfolio.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

At Sept. 30, 2009, our total assets were $212.0 billion compared with $237.5 billion at Dec. 31, 2008. The decrease in the balance sheet from Dec. 31, 2008 had an immaterial impact on risk-weighted assets as the decrease was in lower risk-weighted government investments.

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

Regulatory agencies allow tax deductible goodwill, which must be deducted from Tier 1 capital, to be reduced by the amount of any associated deferred tax liability. This permits banking organizations to reflect the maximum exposure to loss in the event such goodwill is impaired or no longer recognized for financial reporting purposes. The deferred tax liability associated with BNY Mellon’s deductible goodwill was $666 million at Sept. 30, 2009.

Our tangible common shareholders’ equity to tangible assets ratio was 5.2% at Sept. 30, 2009, up from 4.8% at June 30, 2009 and 3.8% at Dec. 31, 2008. The increase compared with both periods reflects the improvement in pricing in the fixed income market in the third quarter of 2009. The increase compared with Dec. 31, 2008 was also due to the $1.4 billion common stock offering in the second quarter of 2009.

The unrealized net of tax loss on our available-for-sale securities portfolio recorded in other comprehensive income was $0.8 billion at Sept. 30, 2009 compared with $4.4 billion at June 30, 2009. The improvement reflects the restructuring of the investment securities portfolio and the improvement in the fixed income markets.

TARP

On Aug. 5, 2009, BNY Mellon repurchased, for $136 million, the warrant issued to the U.S. Treasury in connection with the Troubled Assets Relief Program Capital Purchase Program. The warrant was for 14,516,129 shares of our common stock. The repurchase reduced our Tier 1 capital ratio by 11 basis points.

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

As of Sept. 30, 2009 and Dec. 31, 2008, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets). The consolidated and primary bank subsidiary capital ratios are shown below:

The Bank of New York Mellon Corporation    49

Consolidated and primary bank subsidiary capital ratios (a) (b)

	Sept. 30, 2009		Dec. 31, 2008		Sept. 30, 2008
	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York Mellon	Consolidated	The Bank of New York Mellon
Tier 1 (c)	11.4%	10.3%	13.2%	11.2%	9.3%	8.3%
Total capital (c)	15.3	14.1	16.9	14.7	12.8	11.5
Leverage	6.5	6.1	6.9	5.9	6.5	5.9

(a)

For a banking institution to qualify as “well capitalized”, its Tier 1, Total (Tier 1 plus Tier 2) and leverage capital ratios must be at least 6%, 10% and 5%, respectively. To qualify as “adequately capitalized”, Tier 1, Total and leverage capital ratios must be at least 4%, 8% and 3%, respectively.

(b)	Includes discontinued operations.
(c)

Tier 1 capital consists, generally, of common equity, trust-preferred securities (subject to limitations), and certain qualifying preferred stock less goodwill and most other intangibles, net of associated deferred tax liabilities. Total capital consists of Tier 1 capital plus Tier 2 capital. Tier 2 capital consists, generally, of certain qualifying preferred stock and subordinated debt and a portion of the allowance for credit losses.

At Sept. 30, 2009, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which qualified as Tier 1 capital.

The following table presents the components of our risk-based capital and risk-weighted assets at Sept. 30, 2009, Dec. 31, 2008 and Sept. 30, 2008, respectively.

Risk-based and leverage capital ratios (a) (b) (in millions)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2008
Tier 1 capital
Common shareholders’ equity	$28,295	$25,264	$27,513
Adjustments for:
Goodwill and other intangibles (c)	(19,213)	(19,312)	(20,462)
Pensions	1,016	1,010	177
Securities valuation allowance	823	4,035	2,786
Deferred tax asset	(27)	-	-
Merchant banking investment	(33)	(35)	(45)
Tier 1 common equity-Non-GAAP	10,861	10,962	9,969
Series B preferred stock	-	2,786	-
Trust-preferred securities	1,682	1,654	1,719
Total Tier 1 capital	12,543	15,402	11,688
Tier 2 capital:
Qualifying subordinate debt	3,573	3,823	3,888
Qualifying allowance for credit losses	702	529	494
Qualifying unrealized equity security gains	4	-	-
Total Tier 2 capital	4,279	4,352	4,382
Total risk-based capital	$16,822	$19,754	$16,070
Total risk-weighted assets	$110,135	$116,713	$125,125

(a)	On a regulatory basis.
(b)	Includes discontinued operations.
(c)

Includes deferred tax liabilities of $1.7 billion at Sept. 30, 2009, $1.8 billion at Dec. 31, 2008 and $1.9 billion at Sept. 30, 2008 associated with non-tax deductible identifiable intangible assets and deferred tax liabilities of $666 million at Sept. 30, 2009, $599 million at Dec. 31, 2008 and $577 million at Sept. 30, 2008 associated with tax deductible goodwill.

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

50    The Bank of New York Mellon Corporation

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a) (in millions)	3rd Quarter 2009			Sept. 30, 2009
	Average	Minimum	Maximum
Interest rate	$5.5	$3.9	$7.2	$5.2
Foreign exchange	2.3	0.8	4.0	2.9
Equity	2.5	1.6	3.5	2.5
Credit	2.1	1.3	3.0	1.4
Diversification	(6.2)	N/M	N/M	(6.0)
Overall portfolio	6.2	3.9	8.7	6.0

VAR (a) (in millions)	2nd Quarter 2009			June 30, 2009
	Average	Minimum	Maximum
Interest rate	$4.8	$2.8	$8.0	$4.5
Foreign exchange	2.7	1.2	4.6	2.2
Equity	2.3	1.7	3.0	1.7
Credit	3.8	2.4	6.0	2.7
Diversification	(6.1)	N/M	N/M	(6.6)
Overall portfolio	7.5	4.5	12.6	4.5

VAR (a) (in millions)	3rd Quarter 2008			Sept. 30, 2008
	Average	Minimum	Maximum
Interest rate	$4.5	$2.5	$8.5	$6.6
Foreign exchange	1.9	0.8	5.7	2.3
Equity	2.5	1.4	3.9	2.7
Credit	3.0	2.3	5.5	5.4
Diversification	(4.3)	N/M	N/M	(9.4)
Overall portfolio	7.6	4.6	10.4	7.6

VAR (a) (in millions)	Year-to-date 2009
	Average	Minimum	Maximum
Interest rate	$5.1	$2.8	$8.0
Foreign exchange	2.5	0.8	5.6
Equity	2.7	1.6	8.1
Credit	3.4	1.3	7.5
Diversification	(6.4)	N/M	N/M
Overall portfolio	7.3	3.9	13.2

VAR (a) (in millions)	Year-to-date 2008
	Average	Minimum	Maximum
Interest rate	$5.6	$2.5	$10.1
Foreign exchange	2.2	0.8	5.7
Equity	2.6	1.0	7.7
Credit	3.3	1.9	6.3
Diversification	(4.7)	N/M	N/M
Overall portfolio	9.0	4.6	14.9

(a)	VAR figures do not reflect the impact of the credit valuation adjustments resulting from the adoption of fair value measurement guidance included in ASC 820.

N/M—Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2009, interest rate risk generated 44% of average VAR, credit risk generated 17% of average VAR, foreign exchange risk generated 19% of average VAR and equity risk generated 20% of average VAR. During the third quarter of 2009, our daily trading loss did not exceed our calculated VAR amount on any given day.

BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In 2008, the volatility of this index was above median for most of the year and significantly above median in the fourth quarter. In the first nine months of 2009, the volatility of this index decreased from the abnormally high levels experienced in the fourth quarter of 2008.

The extraordinary financial environment and the consequent volatility experienced in the last half of 2008 and the first half of 2009 contributed to elevated trading earnings during these periods, evidenced by the number of days where revenue exceeded $5 million. As the global economy stabilized, volatility declined, and trading performance returned to a normalized historical trend.

The Bank of New York Mellon Corporation    51

The following table of total daily revenue or loss captures this exceptional performance and illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of revenue or loss	Quarter ended
(in millions)	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
Revenue range:	Number of days
Less than $(2.5)	-	1	1	2	-
$(2.5) - $0	1	-	1	2	5
$0 - $2.5	8	6	5	11	16
$2.5 - $5.0	22	14	21	23	24
More than $5.0	33	41	33	26	19

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ACS 820—Fair Value Measurements and Disclosures, in the first quarter of 2008 we began to reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At Sept. 30, 2009, our over-the-counter (“OTC”) derivative assets of $5.8 billion included a credit valuation adjustment (“CVA”) deduction of $117 million, including $65 million related to the declining credit quality of CDO counterparties. Our OTC derivative liabilities of $5.5 billion included $28 million of debit valuation adjustments (“DVA”) related to our own credit spread.

Adjustments to the CVA and DVA increased foreign exchange and other trading activities revenue by $1 million in the third quarter of 2009 and decreased foreign exchange and other trading activities revenue by $44 million in the first nine months of 2009. Adjustments to our own credit spread decreased foreign exchange and other trading activities revenue by $10 million in the third quarter of 2009 and $17 million in the first nine months of 2009.

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure.

Foreign exchange and other trading- counterparty risk ratings profile (a)	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
Rating
AAA to AA-	57%	51%	52%	57%	58%
A+ to A-	23	35	23	20	17
BBB+ to BBB-	8	7	17	14	16
Noninvestment grade (BB+ and lower)	12	7	8	9	9
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit rating.

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

52    The Bank of New York Mellon Corporation

interest rate sensitivity and use earnings simulation and discounted cash flow models to identify interest rate exposures.

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at Sept. 30, 2009	Sensitivity
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$297	10.5%
up 100 bps vs. baseline	233	8.2%

bps—basis points.

The baseline scenario’s Fed Funds rate in the Sept. 30, 2009 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates change 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter change. Both the up 200 basis point and the up 100 basis point Sept. 30, 2009 scenarios assume 10-year rates rise 173 and 73 basis points, respectively.

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

Off-balance-sheet financial instruments

A summary of our off-balance sheet credit transactions, net of participations, at Sept. 30, 2009 and Dec. 31, 2008 follows:

Off-balance sheet credit risks (in millions)	Sept. 30, 2009	Dec. 31, 2008
Lending commitments (a)	$33,310	$38,822
Standby letters of credit (b)	12,117	13,084
Commercial letters of credit	877	705
Securities lending indemnifications	298,785	325,975
Support agreements	138	244

(a)	Net of participations totaling $441 million at Sept. 30, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.4 billion at Sept. 30, 2009 and $2.7 billion at Dec. 31, 2008.

For information regarding off-balance sheet financial instruments, see Note 19 to the Notes to Consolidated Financial Statements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible assets is a measure of capital strength that adds additional useful information to investors supplementing the Tier 1 capital ratio which is utilized by regulatory authorities. Unlike the Tier 1 ratio, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk weighting for regulatory purposes. This ratio is also informative to

The Bank of New York Mellon Corporation    53

investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes preferred stock and trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income.

BNY Mellon has provided a measure of tangible book value per share which it believes provides additional useful information as to level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of investment securities losses and SILO/LILO charges; expense measures which exclude an FDIC special assessment, support agreement charges, asset-based taxes, M&I expenses and intangible amortization expenses; and measures which utilize net income excluding tax items such as the benefit of tax settlements. Return on equity measures and operating margin measures which exclude some or all of these items are also presented. We also present the aggregate unrealized investment securities losses excluding the impact of FAS 157-4 to provide investors with the impact disorderly markets had on the investment securities portfolio and the subsequent conversion to an orderly market. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. M&I expenses relate to our Corporate Trust Acquisition in 2006 and to the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction, and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, (typically after approximately three years). Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. With regard to the exclusion of investment securities losses, BNY Mellon’s primary businesses are Asset and Wealth Management and Institutional Services. The management of these sectors is evaluated on the basis of the ability of these businesses to generate fee and interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. Management of the investment securities portfolio is a shared service contained in the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. As a result, BNY Mellon believes that presenting measures that exclude investment securities losses from its results, as a supplement to GAAP information, gives investors a clearer picture of the results of its primary businesses. The SILO/LILO charges relates to a one-time settlement with the IRS of tax structured lease transactions in 2008.

In this Form 10-Q, certain amounts are presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. We also present earnings information excluding the TARP redemption premium and dividend, so as to provide investors with a better understanding of operational results.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business segment basis.

54    The Bank of New York Mellon Corporation

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	3Q09	2Q09	3Q08	YTD09	YTD08
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$(2,458)	$176	$303	$(1,960)	$1,358
Discontinued operations income (loss), net of tax	(19)	(91)	-	(151)	10
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	(2,439)	267	303	(1,809)	1,348
Intangible amortization	65	67	73	198	222
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	(2,374)	334	376	(1,611)	1,570
Investment securities losses	3,047	161	97	3,392	232
SILO/LILO/tax settlements	-	-	30	-	410
Support agreement charges	8	(9)	433	(6)	436
FDIC special assessment	-	36	-	36	-
M&I expenses	34	36	66	111	230
Benefit of tax settlements	-	(134)	-	(134)	-
Net income (loss) from continuing operations excluding investment securities losses, SILO/LILO/tax settlements, support agreement charges, FDIC special assessment, M&I expenses, benefit of tax settlements and intangible amortization – Non-GAAP	$715	$424	$1,002	$1,788	$2,878
Average common shareholders’ equity	$28,144	$26,566	$27,996	$26,644	$28,682
Less: Average goodwill	16,048	15,989	16,644	15,959	16,661
Average intangible assets	5,608	5,673	5,915	5,677	6,061
Add: Deferred tax liability – tax deductible goodwill	666	643	577	666	577
Deferred tax liability – non-tax deductible intangible assets	1,717	1,743	1,915	1,717	1,915
Average tangible common shareholders’ equity – Non-GAAP	$8,871	$7,290	$7,929	$7,391	$8,452
Return on common equity – GAAP (a)	N/M	4.0%	4.3%	N/M	6.3%
Return on common equity excluding investment securities losses, SILO/LILO/tax settlements, support agreement charges, FDIC special assessment, M&I expenses, benefit of tax settlements and intangible amortization – Non-GAAP (a)	10.1%	6.4%	14.2%	9.0%	13.4%
Return on tangible common equity – Non-GAAP (a)	N/M	18.4%	18.9%	N/M	24.8%
Return on tangible common equity excluding investment securities losses, SILO/LILO/tax settlements, support agreement charges, FDIC special assessment, M&I expenses and benefit of tax settlements – Non-GAAP (a)	32.0%	23.3%	50.2%	32.3%	45.5%

(a)	Annualized.

Reconciliation of fee and other revenue as a percent of total revenue
(dollars in millions)	3Q09	2Q09	3Q08	YTD09	YTD08
Fee and other revenue – GAAP	$(2,216)	$2,257	$2,926	$2,177	$8,897
Add: Investment securities losses	4,833	256	162	5,384	387
Fee and other revenue excluding investment securities losses – Non-GAAP	2,617	2,513	3,088	7,561	9,284
Net interest revenue – GAAP	716	700	681	2,191	1,812
Add: SILO/LILO charges	-	-	112	-	489
Net interest revenue excluding SILO/LILO charges – Non-GAAP	716	700	793	2,191	2,301
Total revenue – GAAP	$(1,500)	$2,957	$3,607	$4,368	$10,709
Total revenue excluding investment securities losses and SILO/LILO charges – Non-GAAP	$3,333	$3,213	$3,881	$9,752	$11,585
Fee and other revenue as a percentage of total revenue	N/M	76%	81%	50%	83%
Fee and other revenue as a percentage of total revenue excluding investment securities losses and SILO/LILO charges – Non-GAAP	79%	78%	80%	78%	80%

The Bank of New York Mellon Corporation    55

Reconciliation of income (loss) from continuing operations before income taxes – pre-tax operating margin (dollars in millions)	3Q09	2Q09	3Q08	YTD09	YTD08
Income (loss) from continuing operations before income taxes – GAAP	$(3,965)	$513	$265	$(2,880)	$1,995
Investment securities losses	4,833	256	162	5,384	387
SILO/LILO charges	-	-	112	-	489
Support agreement charges	13	(15)	726	(10)	731
Asset-based taxes	20	-	-	20	-
FDIC special assessment	-	61	-	61	-
M&I expenses	54	59	111	181	386
Intangible amortization	104	108	118	319	360
Income (loss) from continuing operations before income taxes excluding investment securities losses, SILO/LILO charges, support agreement charges, asset-based taxes, FDIC special assessment, M&I expenses and intangible amortization – Non-GAAP	$1,059	$982	$1,494	$3,075	$4,348
Fee and other revenue – GAAP	$(2,216)	$2,257	$2,926	$2,177	$8,897
Net interest revenue – GAAP	716	700	681	2,191	1,812
Total revenue – GAAP	(1,500)	2,957	3,607	4,368	10,709
Add: Investment securities losses	4,833	256	162	5,384	387
SILO/LILO charges	-	-	112	-	489
Total revenue excluding investment securities losses and SILO/LILO charges – Non-GAAP	$3,333	$3,213	$3,881	$9,752	$11,585
Pre-tax operating margin (a)	N/M	17%	7%	N/M	19%
Pre-tax operating margin excluding investment securities losses, SILO/LILO charges, support agreement charges, asset-based taxes, FDIC special assessment, M&I expenses and intangible amortization – Non-GAAP (a)	32%	31%	39%	32%	38%
(a)	Income (loss) before taxes divided by total revenue.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008
Common shareholders’ equity at period end – GAAP	$28,295	$27,276	$27,513
Less: Goodwill	16,022	16,040	16,335
Intangible assets	5,574	5,677	6,043
Add: Deferred tax liability – tax deductible goodwill	666	643	577
Deferred tax liability – non-tax deductible intangible assets	1,717	1,743	1,915
Tangible common shareholders’ equity at period end – Non-GAAP	$9,082	$7,945	$7,627
Total assets at period end – GAAP	$212,007	$203,012	$267,510
Less: Goodwill	16,022	16,040	16,335
Intangible assets	5,574	5,677	6,043
Cash on deposit with the Federal Reserve and other central banks (a)	15,003	16,458	37,910
U.S. government-backed commercial paper	-	-	10,865
Tangible total assets at period end – Non-GAAP	$175,408	$164,837	$196,357
Common shareholders’ equity to assets – GAAP	13.3%	13.4%	10.3%
Tangible common shareholders’ equity to tangible assets – Non-GAAP	5.2%	4.8%	3.9%
Period end common shares outstanding (in thousands)	1,204,244	1,202,828	1,147,567
Book value per common share	$23.50	$22.68	$23.97
Tangible book value per common share – Non-GAAP	$7.54	$6.60	$6.65

(a)	Assigned a zero percent risk weighting by the regulators.

56    The Bank of New York Mellon Corporation

Calculation of the Tier 1 common equity to risk-weighted assets ratio (a) (b) (dollars in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008
Total Tier 1 capital	$12,543	$15,044	$11,688
Less: Trust preferred securities	1,682	1,691	1,719
Total Tier 1 common equity	$10,861	$13,353	$9,969
Total risk-weighted assets	$110,135	$120,566	$125,125
Tier 1 common equity to risk-weighted assets ratio	9.9%	11.1%	8.0%

(a)	On a regulatory basis.
(b)	Includes discontinued operations.

Recent accounting and regulatory developments

Disclosures about post-retirement benefit plan assets

In December 2008, the FASB issued new guidance on disclosures about post-retirement benefit plan assets included in ASC 715 – Compensation-Retirement Benefits. This guidance amends former guidance included in ASC 230 – Statement of Cash Flows to provide users of financial statements with additional information about the asset portfolios of post-retirement benefit plans. These amended disclosure requirements include: a principle for disclosing the fair value of categories of plan assets; categories of plan assets; the nature and amounts of concentrations of risk; and disclosures about fair value measurements similar to those required by ASC 820 – Fair Value Measurement and Disclosures. These disclosure requirements will be effective Dec. 31, 2009.

SFAS No. 166 – Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to FASB Statement No. 140.” This statement removed (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 (ASC 860 – Transfers and Servicing) and (2) the exceptions from applying FIN No. 46 (R) (ASC 810 -Consolidation) to QSPEs. This statement amends SFAS No. 140 (ASC 860) to revise and clarify the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. This statement also requires additional disclosure about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This statement will be effective Jan. 1, 2010, at which time any QSPEs will be evaluated for consolidation in accordance with SFAS No. 167, which amends Fin No. 46 (R) ASC 810. However, the amendments on how to account for transfers of financial assets will apply prospectively to transfers occurring on or after the effective date. This statement is not expected to have a significant impact on BNY Mellon.

SFAS No. 167 – Amendments to FIN No. 46 (R) (ASC 810)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).” This statement amends FIN No. 46 (R) (ASC 810) to require ongoing assessments to determine whether an entity is a variable interest entity (“VIE”) and whether an enterprise is the primary beneficiary of a VIE. This statement also amends the guidance for determining which enterprise, if any, is the primary beneficiary of a VIE by requiring the enterprise to initially perform a qualitative analysis to determine if the enterprise’s variable interest or interests give it a controlling financial interest. Consolidation is based on a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. If a company has control and the right to receive benefits or the obligation to absorb losses which could potentially be significant to the VIE, then consolidation is required. This statement also requires additional disclosures about an enterprise’s involvement in a VIE, including a requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. This statement is effective Jan. 1, 2010 and is expected to primarily impact our asset management businesses. The new statement does not change the economic risk related to these businesses and therefore, BNY Mellon’s computation of economic capital required by our businesses will not change. We are currently

The Bank of New York Mellon Corporation    57

evaluating the impact of this guidance on BNY Mellon’s potential VIEs and the possible consolidation impact on our financial statements. At this point, the impact is uncertain because accounting standards-setters and industry groups have not completed their interpretation of this statement. Several areas of interpretation are under industry discussion, including what is considered to be “significant” with regard to performance fee arrangements with asset management funds; which independent asset management fund boards are considered to have sufficient power over decision-making of funds; and the possible impact on asset managers that have their pension plan investments with managed funds.

This standard was not initially expected to impact asset managers as it was primarily directed at asset securitization activities. Nevertheless, depending on the interpretations, the new statement may increase the size of our balance sheet by approximately $7 billion for the consolidation of certain entities sponsored by BNY Mellon’s Alcentra asset management subsidiary and certain seed capital investments. In addition, depending on the outcome of interpretative guidance for the asset management industry, as discussed at the Nov. 4, 2009 FASB Board Meeting, additional assets could be added to our balance sheet.

In August 2009, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve Board, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a proposal that would require banks to hold capital for all assets consolidated under FAS No. 166 and FAS No. 167. The comment period on this proposal ended on Oct. 15, 2009. BNY Mellon has not yet determined the impact to risk-weighted assets from the assets under management that would be consolidated.

ASU 2009-5 – Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5, “Measuring Liabilities at Fair Value.” This update provides amendments to ASC 820, for the fair value measurement of liabilities. This new guidance provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the following techniques: (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset, and quoted prices for similar liabilities or similar liabilities when traded as assets, or (2) another valuation technique that is consistent with the principles of ASC 820. In applying the above techniques, an entity must maximize the use of relevant observable inputs and minimize the use of unobservable inputs. If applicable, an entity must also apply the guidance in ASC 820 for identifying transactions that are not orderly and for determining fair value when the volume and level of activity for an asset or liability have significantly decreased. This guidance was effective Oct. 1, 2009 and is not expected to have a significant impact on BNY Mellon.

Exposure Draft – Credit Quality of Financing Receivables and Allowance for Credit Losses

In June 2009, the FASB issued an Exposure Draft of a proposed statement, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This proposed guidance would require added disclosures about the allowance for credit losses and the credit quality of financing receivables. This proposed statement defines two levels of desegregation – portfolio segment and class of financing receivable. Under this proposal, there are six major categories of disclosures; allowance for credit losses, roll-forward schedules of financing receivables, fair value, credit quality information, impaired financing receivables and nonaccrual status. The disclosures for the allowance for credit losses, roll-forward schedules of the allowance for credit losses and for financing receivables, and fair value are expected to be disaggregated by portfolio segment. The disclosures for credit quality information, impaired financing receivables, and nonaccrual status are further disaggregated by class. These disclosures would be required in interim and annual financial statements. This proposed guidance would be effective Dec. 31, 2009.

Exposure Draft – Fair Value Measurements and Disclosures

In August 2009, the FASB issued an Exposure Draft of a proposed ASU “Improving Disclosures About Fair Value Measurements.” This proposed ASU would amend ASC 820 to clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation. This proposed ASU would also require the following

58    The Bank of New York Mellon Corporation

new disclosures: (1) sensitivity disclosures regarding the effect of changing Level 3 inputs if the change in the fair value measurement would change significantly; (2) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made; and (3) additional disclosures in the reconciliation of Level 3 activity, including information on a gross basis for purchases, sales, issuances and settlements. This proposed ASU would be required in interim and annual financial statements. This proposed ASU would be effective Dec. 31, 2009, except for the sensitivity disclosures about Level 3 for fair value measurements, which would be effective March 31, 2010.

ASU 2009-12 – Investments in Certain Entities that Calculate Net Asset Value per Share

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), (Topic 820). ASU 2009-12 offers guidance on how to use a net asset value per share to estimate the fair value on investments in investment vehicles such as hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles and fund of funds. Investors may use net asset value to estimate the fair value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values or their equivalents are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This approach is deemed to be a “practical expedient” for investors in investment companies as the GAAP fair-value measurement framework defines an asset’s fair value as its current exit price. ASU 2009-12 has limitations and disclosure requirements about the nature and terms of the investments within the scope of the new guidance. This update is effective for periods ending after Dec. 15, 2009. We are currently evaluating its impact.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Regulatory developments

Proposed Capital Requirements

In September 2009, the Department of the Treasury issued a policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” This statement sets forth core principles that the

Treasury believes would shape a new international capital accord to better protect the safety and soundness of individual banking firms and the stability of the global financial system and economy. These core principles include: a) capital requirements should be designed to protect the stability of the financial system, not just the solvency of individual banking firms; b) capital requirements for all banks should be increased and those that could pose a threat to overall financial stability should be higher than others; c) there should be a greater emphasis on higher quality forms of capital (common equity should constitute a “large majority” of a bank’s Tier 1 capital); d) risk-based capital requirements should be a function of the relative risk; e) the procyclicality of the regulatory capital and accounting regimes should be reduced (hold a larger buffer over banks’ minimum capital requirements during good times); f) banks should be subject to a simple, non-risk-based leverage constraint; g) banks should be subject to a conservative, explicit liquidity standard; and h) stricter capital and liquidity requirements for the banking system should not be allowed to result in the re-emergence of an under-regulated non-bank financial sector that proposes a threat to financial stability.

The Department of the Treasury issued this statement to facilitate the process of reaching a domestic and then international consensus on a new regulatory capital and liquidity regime for global banking firms. The Department of the Treasury seeks to reach a comprehensive international agreement on the new global framework by Dec. 31, 2010, with implementation of the reforms effective Dec. 31, 2012.

IFRS

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally

The Bank of New York Mellon Corporation    59

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

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. BNY Mellon’s operations in the Netherlands are required to prepare their statutory financial statements in accordance with IFRS. Other subsidiaries in Canada, Brazil and Japan will be required to use IFRS for statutory reporting. The use of IFRS is currently optional in the United Kingdom.

Government monetary policies and competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms/companies can be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services business segments compete with domestic and foreign banks offering institutional trust and custody products and cash management products and a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies and banks, are not subject to regulation as extensive as BNY Mellon, and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

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

60    The Bank of New York Mellon Corporation

•

Our Corporate Governance Guidelines and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk and Corporate Social Responsibility Committees of our Board of Directors.

The contents of the website listed above are not incorporated into this Quarterly Report on Form 10-Q.

The SEC reports, the Corporate Governance Guidelines and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, 9th Floor, New York, NY 10286.

The Bank of New York Mellon Corporation    61

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended				Nine months ended
(in millions, except per common share amounts)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Fee and other revenue
Securities servicing fees:
Asset servicing	$643	$671	$808	(a)	$1,923	$2,584	(a)
Issuer services	359	372	477		1,095	1,297
Clearing services	236	250	259		739	786
Total securities servicing fees	1,238	1,293	1,544		3,757	4,667
Asset and wealth management fees	650	637	795		1,903	2,517
Foreign exchange and other trading activities	246	237	385		790	952
Treasury services	128	132	129		385	382
Distribution and servicing	94	107	107		312	315
Financing-related fees	56	54	44		158	142
Investment income	121	44	47		148	162
Other	84	9	37		108	147
Total fee revenue	2,617	2,513	3,088		7,561	9,284
Securities losses – other-than-temporary-impairment	(4,926)	(680)	(162)		(5,540)	(387)
Noncredit-related losses on securities not expected to be sold (recognized in OCI)	93	424	-		156	-
Net securities losses	(4,833)	(256)	(162)		(5,384)	(387)
Total fee and other revenue	(2,216)	2,257	2,926		2,177	8,897
Net interest revenue
Interest revenue	829	845	1,312		2,653	3,999
Interest expense	113	145	631		462	2,187
Net interest revenue	716	700	681		2,191	1,812
Provision for credit losses	147	61	23		267	50
Net interest revenue after provision for credit losses	569	639	658		1,924	1,762
Noninterest expense
Staff	1,157	1,153	1,248	(b)	3,479	4,009	(b)
Professional, legal and other purchased services	265	237	251	(b)	739	748	(b)
Net occupancy	142	142	163		423	429
Distribution and servicing	104	106	133		317	394
Software	95	93	78		269	245
Sub-custodian and clearing	80	91	84	(a)	237	251	(a)
Furniture and equipment	76	76	80		229	237
Business development	45	49	62		138	202
Other	201	263	991	(c)	639	1,403	(c)
Subtotal	2,165	2,210	3,090		6,470	7,918
Amortization of intangible assets	104	108	118		319	360
Restructuring charges	(5)	6	-		11	-
Merger and integration expenses:
The Bank of New York Mellon Corporation	54	59	107		181	374
Acquired Corporate Trust Business	-	-	4		-	12
Total noninterest expense	2,318	2,383	3,319		6,981	8,664
Income
Income (loss) from continuing operations before income taxes	(3,965)	513	265		(2,880)	1,995
Provision (benefit) for income taxes	(1,527)	12	(42)		(1,354)	628
Income (loss) from continuing operations	(2,438)	501	307		(1,526)	1,367
Discontinued operations:
Income (loss) from discontinued operations	(29)	(144)	1		(238)	21
Provision (benefit) for income taxes	(10)	(53)	1		(87)	11
Income (loss) from discontinued operations, net of tax	(19)	(91)	-		(151)	10
Net income (loss)	(2,457)	410	307		(1,677)	1,377
Net (income) loss attributable to noncontrolling interests, net of tax	(1)	2	(4)		-	(19)
Redemption charge and preferred dividends	-	(236)	-		(283)	-
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$(2,458)	$176	$303		$(1,960)	$1,358

62    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued
	Quarter ended				Nine months ended
(in millions, except per common share amounts)	Sept. 30, 2009		June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Earnings per share applicable to the common share- holders of The Bank of New York Mellon Corporation
Basic:
Income (loss) from continuing operations	$(2.04)		$0.23	$0.26	$(1.54)	$1.17
Income (loss) from discontinued operations, net of tax	(0.02)		(0.08)	-	(0.13)	0.01
Net income applicable to common stock (d)	$(2.05	) (e)	$0.15	$0.26	$(1.67)	$1.18
Diluted (f):
Income (loss) from continuing operations	$(2.04)		$0.23	$0.26	$(1.54)	$1.16
Income (loss) from discontinued operations, net of tax	(0.02)		(0.08)	-	(0.13)	0.01
Net income (loss) applicable to common stock (d)	$(2.05	) (e)	$0.15	$0.26	$(1.67)	$1.17
Average common shares and equivalents outstandings	Quarter ended				Nine months ended
(in thousands)	Sept. 30, 2009		June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Basic	1,197,414		1,171,081	1,143,445	1,171,675	1,141,424
Common stock equivalents	-		9,636	8,024	-	11,021
Participating securities	-		(6,251)	(3,883)	-	(4,043)
Diluted	1,197,414	(f)	1,174,466	1,147,586	1,171,675 (f)	1,148,402

Anti-dilutive securities (g)	95,585		102,593	84,480	101,712	79,767
Reconciliation of net income (loss) from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation	Quarter ended				Nine months ended
(in millions)	Sept. 30, 2009		June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Income (loss) from continuing operations	$(2,438)		$501	$307	$(1,526)	$1,367
Net (income) loss attributable to noncontrolling interest, net of tax	(1)		2	(4)	-	(19)
Redemption charge and preferred dividends	-		(236)	-	(283)	-
Income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation, net of tax	(2,439)		267	303	(1,809)	1,348
Income (loss) from discontinued operations, net of tax	(19)		(91)	-	(151)	10
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation	$(2,458)		$176	$303	$(1,960)	$1,358

(a)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $4 million in the third quarter of 2008 and $18 million in the first nine months of 2008.

(b)

In the second quarter of 2009, certain temporary/consulting expenses were reclassified from professional, legal and other purchased services to staff expense. This reclassification totaled $35 million in the third quarter of 2008 and $67 million in the first nine months of 2008.

(c)	Includes support agreement charges of $726 million in the third quarter of 2008 and $731 million in the first nine months of 2008.
(d)

Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $- million in the third quarter of 2009, $1.7 million in the second quarter of 2009, $2.0 million in the third quarter of 2008, $- million in the first nine months of 2009 and $9.9 million in the first nine months of 2008.

(e)	Does not foot due to rounding.
(f)	Diluted earnings per share for the three and nine months ended Sept. 30, 2009, was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.
(g)

Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	Sept. 30, 2009	Dec. 31, 2008
Assets
Cash and due from:
Banks	$3,308	$4,881
Federal Reserve and other central banks (includes $14,981 and $53,270 of interest-bearing deposits)	15,031	53,278
Other short-term investments – U.S. government-backed commercial paper, at fair value	-	5,629
Interest-bearing deposits with banks	49,349	39,126
Federal funds sold and securities purchased under resale agreements	3,908	2,000
Securities:
Held-to-maturity (fair value of $6,071 and $6,333)	6,318	7,371
Available-for-sale	48,032	32,064
Total securities	54,350	39,435
Trading assets	7,952	11,102
Loans	36,269	43,394
Allowance for loan losses	(456)	(415)
Net loans	35,813	42,979
Premises and equipment	1,682	1,686
Accrued interest receivable	699	619
Goodwill	16,022	15,898
Intangible assets	5,574	5,856
Other assets (includes $349 and $1,870 at fair value)	16,294	15,023
Assets of discontinued operations	2,025	-
Total assets	$212,007	$237,512
Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$30,767	$55,816
Interest-bearing deposits in domestic offices	29,036	32,386
Interest-bearing deposits in foreign offices	74,133	71,471
Total deposits	133,936	159,673
Borrowing from Federal Reserve related to asset-backed commercial paper, at fair value	-	5,591
Federal funds purchased and securities sold under repurchase agreements	2,553	1,372
Trading liabilities	7,824	8,085
Payables to customers and broker-dealers	10,458	9,274
Commercial paper	163	138
Other borrowed funds	1,280	755
Accrued taxes and other expenses	3,855	4,052
Other liabilities (including allowance for lending related commitments of $140 and $114, also includes $339 and $721 at fair value)	4,572	4,618
Long-term debt	17,486	15,865
Liabilities of discontinued operations	1,564	-
Total liabilities	183,691	209,423
Equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued – shares and 3,000,000 shares	-	2,786
Common stock – par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,205,154,635 and 1,148,507,561 common shares	12	11
Additional paid-in capital	21,794	20,432
Retained earnings	8,462	10,250
Accumulated other comprehensive loss, net of tax	(1,947)	(5,426)
Less: Treasury stock of 910,677 and 40,262 common shares, at cost	(26)	(3)
Total The Bank of New York Mellon Corporation shareholders’ equity	28,295	28,050
Noncontrolling interest	21	39
Total equity	28,316	28,089
Total liabilities and equity	$212,007	$237,512

See accompanying Notes to Consolidated Financial Statements.

64    The Bank of New York Mellon Corporation

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2009	2008
Operating activities
Net income (loss)	$(1,677)	$1,377
Net income attributable to noncontrolling interest, net of tax	-	(19)
Income (loss) from discontinued operations, net of tax	(151)	10
Income (loss) from continuing operations attributable to The Bank of New York Mellon Corporation	(1,526)	1,348
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	267	50
Depreciation and amortization	520	691
Deferred tax benefit	(1,926)	(427)
Securities losses and venture capital income	5,405	373
Change in trading activities	(835)	(700)
Change in accruals and other, net	686	176
Net effect of discontinued operations	(73)	22
Net cash provided by operating activities	2,518	1,533
Investing activities
Change in interest-bearing deposits with banks	(2,435)	(30,233)
Change in interest-bearing deposits with Federal Reserve and other central banks	38,289	-
Change in margin loans	(2)	(254)
Purchases of securities held-to-maturity	(108)	-
Paydowns of securities held-to-maturity	523	163
Maturities of securities held-to-maturity	240	155
Purchases of securities available-for-sale	(21,762)	(7,625)
Sales of securities available-for-sale	184	269
Paydowns of securities available-for-sale	5,037	3,985
Maturities of securities available-for-sale	1,343	5,018
Net principal received from (disbursed to) loans to customers	4,982	(8,931)
Sales of loans and other real estate	862	85
Change in federal funds sold and securities purchased under resale agreements	(1,918)	335
Change in seed capital investments	(38)	(157)
Purchases of premises and equipment/capitalized software	(282)	(210)
Acquisitions, net cash	(11)	(478)
Dispositions, net cash	-	310
Proceeds from the sale of premises and equipment	3	35
Other, net	(394)	(210)
Net effect of discontinued operations	287	135
Net cash provided by (used for) investing activities	24,800	(37,608)
Financing activities
Change in deposits	(26,151)	60,596
Change in federal funds purchased and securities sold under repurchase agreements	1,563	4,353
Change in payables to customers and broker-dealers	1,184	3,393
Change in other funds borrowed	(4,385)	12,920
Change in commercial paper	25	(4,036)
Net proceeds from the issuance of long-term debt	2,100	2,647
Repayments of long-term debt	(558)	(3,826)
Proceeds from the exercise of stock options	12	180
Issuance of common stock	1,366	31
Tax benefit realized on share-based payment awards	-	12
Treasury stock acquired	(26)	(307)
Common cash dividends paid	(490)	(830)
Repurchase of Series B preferred stock	(3,000)	-
Preferred dividends paid	(74)	-
Repurchase of common stock warrants	(136)	-
Net effect of discontinued operations	(239)	(157)
Net cash (used for) provided by financing activities	(28,809)	74,976
Effect of exchange rate changes on cash	(40)	(197)
Change in cash and due from banks
Change in cash and due from banks	(1,531)	38,704
Cash and due from banks at beginning of period	4,889	6,635
Cash and due from banks at end of period	$3,358 (a)	$45,339
Supplemental disclosures
Interest paid	$478	$2,185
Income taxes paid	2,240	2,174
Income taxes refunded	58	54

(a)	Includes $50 million of cash at the Federal Reserve Bank.

See accompanying Notes to Consolidated Financial Statements.

The Bank of New York Mellon Corporation    65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Nine months ended Sept. 30, 2009
	The Bank of New York Mellon Corporation shareholders
	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non- controlling interest	Total equity
Balance at Dec. 31, 2008	$2,786	$11	$20,432	$10,250	$(5,426)	$(3)	$39	$28,089
Adjustment for the cumulative effect of applying ASC 320, net of tax	-	-	-	676	(676)	-	-	-
Adjusted balance at Jan. 1, 2009	2,786	11	20,432	10,926	(6,102)	(3)	39	28,089
Purchase of subsidiary shares from noncontrolling interest	-	-	(74)	-	-	-	(11)	(85)
Distributions paid to noncontrolling interest	-	-	-	-	-	-	(10)	(10)
Comprehensive income:
Net loss	-	-	-	(1,677)	-	-	-	(1,677)
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	-	-	-	-	523	-	4	527
Employee benefit plans:
Pensions	-	-	-	-	64	-	-	64
Other post-retirement benefits	-	-	-	-	(19)	-	-	(19)
Foreign currency translation adjustments	-	-	-	-	255	-	(1)	254
Net unrealized gain (loss) on cash flow hedges	-	-	-	-	(14)	-	-	(14)
Reclassification adjustment/other	-	-	-	-	3,346	-	-	3,346 (a)
Total comprehensive income	-	-	-	(1,677)	4,155	-	3	2,481 (b)
Dividends on common stock at $0.42 per share	-	-	-	(490)	-	-	-	(490)
Dividends on preferred stock at $24.58 per share	-	-	-	(69)	-	-	-	(69)
Repurchase of common stock	-	-	-	-	-	(26)	-	(26)
Repurchase of Series B preferred stock	(3,000)	-	-	-	-	-	-	(3,000)
Repurchase of common stock warrant	-	-	(136)	-	-	-	-	(136)
Common stock issued in public offering	-	1	1,346	-	-	-	-	1,347
Common stock issued under employee benefit plans	-	-	40	-	-	2	-	42
Common stock issued under direct stock purchase and dividend reinvestment plan	-	-	16	-	-	-	-	16
Amortization of preferred stock discount and redemption charge	214	-	-	(214)	-	-	-	-
Stock awards and options exercised	-	-	170	-	-	1	-	171
Other	-	-	-	(14)	-	-	-	(14)
Balance at Sept. 30, 2009	$-	$12	$21,794	$8,462	$(1,947)	$(26)	$21	$28,316

(a)	Includes $3,379 million (after-tax) related to OTTI.
(b)

Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the nine months ended Sept. 30, 2009 and 2008 was $2,481 million and a loss of $1,183 million, respectively.

See accompanying Notes to Consolidated Financial Statements

66    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements

Note 1 — Basis of presentation

The accounting and financial reporting policies of The Bank of New York Mellon Corporation, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions that affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in the near term, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, pension and post-retirement obligations, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. We have evaluated events occurring subsequent to Sept. 30, 2009 for potential recognition or disclosure in the consolidated financial statements through Nov. 6, 2009.

Note 2 — Accounting changes and new accounting guidance

Noncontrolling Interests and Selected Implementation Questions

In December 2007, the FASB issued new guidance on noncontrolling interests included in ASC 810 – Consolidation. This amends previous guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (i.e., minority interest) and for the deconsolidation of a subsidiary. This guidance applies to all entities that prepare consolidated financial statements. This guidance clarifies that a noncontrolling interest in a subsidiary is part of the equity of the controlling group and is reported on the balance sheet within the equity section separately from BNY Mellon’s equity as a distinct item. The equity section of the balance sheet is required to present equity attributable to both controlling and noncontrolling interests. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the noncontrolling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest.

We adopted this guidance on Jan. 1, 2009. As a result, effective Jan. 1, 2009, we reclassified $39 million of minority interest from liabilities to equity on our balance sheet. Net income attributable to noncontrolling interests was $1 million in the third quarter of 2009. There was no net income or loss related to noncontrolling interests for the nine months ended Sept. 30, 2009. In the second quarter of 2009, net loss related to the noncontrolling interests was $2 million. Net income attributable to noncontrolling interests was $4 million in the third quarter of 2008 and $19 million for the nine months ended Sept. 30, 2008.

Business Combinations

In December 2007, the FASB issued new guidance on business combinations included in ASC 805 – Business Combinations. This guidance requires all acquisitions of businesses to be measured at the fair value of the net assets acquired rather than the cost allocation process specified in previous guidance. The adoption of this guidance did not have a significant impact on our financial position or results of operations. However, any business combination entered into beginning in 2009 may significantly

The Bank of New York Mellon Corporation    67

Notes to Consolidated Financial Statements	(continued)

impact our financial position and results of operations compared with how it would have been recorded under prior GAAP. Earnings volatility could result, depending on the terms of the acquisition. This statement requires transaction costs, such as legal, investment banking, and due diligence costs, to be expensed as incurred and requires earn out contingencies to be measured at fair value. The accounting requirements of this guidance are applied on a prospective basis for all transactions completed subsequent to Dec. 31, 2008.

Participating Securities

In June 2008, the FASB issued new guidance, included in ASC 260 – Earnings Per Share, on determining whether instruments granted in share-based payment transactions are participating securities. This new guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method. This new guidance applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. This new guidance was effective Jan. 1, 2009. The adoption reduced basic EPS by approximately one cent for the three and nine months ended Sept. 30, 2008 and for the year ended Dec. 31, 2008. All prior period EPS data was adjusted to conform to the provisions of this new guidance.

Accounting for Assets Acquired and Liabilities Assumed in Business Combinations that Arise from Contingencies

On April 1, 2009, the FASB issued new guidance on disclosures and accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, included in ASC 805 – Business Combinations. This new guidance amends previous guidance and requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably determined. If the acquisition-date fair value of such an asset or liability cannot be reasonably determined, the asset or liability would be measured at the amount that would be recognized for liabilities in accordance with ASC 450 – Contingencies. The disclosure requirements apply to business combination transactions completed subsequent to Dec. 31, 2008.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued disclosures about derivative instruments and hedging activities, included in ASC 815 – Derivatives and Hedging. This new guidance requires entities to disclose the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. Entities are required to provide additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Note 18 reflects these disclosure requirements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance on the determination of the useful life of intangible assets, included in ASC 350 – Intangibles – Goodwill and Other. This guidance amended the factors that should be considered in renewal or extension assumptions used to determine the useful life and initial fair value of recognized intangible assets. The new guidance became effective Jan. 1, 2009.

BNY Mellon estimates the fair value of intangible assets at acquisition generally on the basis of an income approach using discounted estimated cash flows. For customer relationship and customer contract intangibles, the expected renewals by customers are included in estimating the period over which cash flows will be generated to BNY Mellon. Estimates of customer renewals are generally based upon the historical information of the acquired intangible assets, and also consider BNY Mellon’s own historical experience with similar types of customer relationships and contracts. In the absence

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

The initial application of this guidance did not impact BNY Mellon as it already considers expected customer renewals or extensions in cash flow estimates used to estimate fair values and useful lives. BNY Mellon does not capitalize any costs incurred that may contribute to the renewal or extension of any customer relationship and contract intangibles.

Other-Than-Temporary Impairment

In April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments, included in ASC 320 – Investments – Debt and Equity Securities. This new guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of OTTI recorded in OCI for the non-credit portion of a previous OTTI should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

ASC 320 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities (i.e. debt securities that the entity does not intend to sell and that the entity is not more likely than not required to sell before recovery) existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption to accumulated OCI from retained earnings.

This guidance also amends the previous disclosure provisions of ASC 320 for both debt and equity securities. It requires disclosures in interim and annual periods for major security types identified on the basis of how an entity manages, monitors and measures its securities and the nature and risks of the security. We adopted this new guidance effective Jan 1, 2009. As a result of adopting this guidance, BNY Mellon recorded a cumulative-effect adjustment as of the beginning of the first quarter of 2009 of $676 million (after-tax) to reclassify the non-credit component of the previously recognized OTTI from retained earnings to accumulated OCI (for those securities where management does not intend to sell the security and it is not more likely than not that BNY Mellon will be required to sell the securities before recovery).

Nonactive Markets

In April 2009, the FASB issued new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, included in ASC 820 – Fair Value Measurements and Disclosures. The fair value of an asset, when the market is not active, is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, the inactive market). Entities need to conclude whether a transaction was orderly based on the weight of evidence. When estimating fair value, more weight is placed on transactions that BNY Mellon concludes are orderly and less weight on transactions for which we do not have sufficient information to conclude whether the transaction is orderly. This new guidance also amends the disclosure provisions of ASC 820 to require entities to disclose on interim and annual periods the inputs and valuation techniques used to measure fair value.

The Bank of New York Mellon Corporation    69

Notes to Consolidated Financial Statements	(continued)

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, included in ASC 825 – Financial Instruments. This new guidance amends previous guidance included in ASC 825 and ASC 270 – Interim Reporting to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These disclosures were effective June 30, 2009. Note 15 reflects these disclosures requirements.

Subsequent Events

In May 2009, the FASB issued new guidance on subsequent events, included in ASC 855 – Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 renames type one and type two subsequent events as “recognized” subsequent events and “non-recognized” subsequent events. For recognized subsequent events, an entity shall recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. For unrecognized subsequent events, an entity shall not recognize subsequent events about conditions that did not exist at the date of the balance sheet but that arose after the balance sheet date. Adoption of this guidance had no impact on our results of operations at Sept. 30, 2009.

FASB Accounting Standards Codification

In June 2009, the FASB issued ASU 2009-1, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This ASU is included in ASC 105 – Generally Accepted Accounting Principles and established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became the exclusive authoritative reference at Sept. 30, 2009.

Note 3 — Acquisitions and dispositions

There were no material acquisitions or dispositions completed in the third quarter of 2009.

In July 2009, we reached an agreement to sell MUNB, our national bank subsidiary located in Florida, to Banco Sabadell of Spain. The transaction is subject to regulatory approvals and is expected to close in the first quarter of 2010.

We frequently structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $1 million in the third quarter of 2009 and $25 million in the first nine months of 2009.

At Sept. 30, 2009, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $75 million to $145 million over the next four years. None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2009.

Acquisitions in 2008

In January 2008, we acquired ARX Capital Management (“ARX”). ARX is a leading independent asset management business, headquartered in Rio de Janeiro, Brazil, specializing in Brazilian multi-strategy, long/short and long only investment strategies. The impact of this acquisition was not material to earnings per share.

On Dec. 31, 2008, we acquired the Australian (Ankura Capital) and U.K. (Blackfriars Asset Management) businesses from our Asset Management joint venture with WestLB. The impact of this acquisition was not material to earnings per share.

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

Note 4 — Discontinued operations

In July 2009, BNY Mellon reached an agreement to sell MUNB, our national bank subsidiary located in Florida. As a result, we applied discontinued operations accounting to this business and the income statements for all periods in this Form 10-Q have been restated. This business, which was previously reported in the Other segment, no longer fits our strategic focus on our asset management and securities servicing businesses.

Results for discontinued operations in the third quarter of 2009 were a loss of $19 million primarily related to additional provision for credit losses resulting from the further deterioration of the South Florida real estate market. In the second quarter of 2009, we recorded a pre-tax loss on sale of $85 million, primarily attributable to the elimination of $82 million of goodwill.

Summarized financial information for discontinued operations is as follows:

Discontinued operations assets and liabilities (a)
(in millions)	Sept. 30, 2009
Cash and due from banks	$36
Federal funds sold and securities repurchased under resale agreements	10
Securities	510
Loans	1,548
Allowance for loan losses	(103)
Net loans	1,445
Premises and equipment	12
Other assets	12
Assets of discontinued operations	$2,025
Deposits:
Noninterest-bearing	$525
Interest-bearing	910
Total deposits	1,435
Other liabilities	129
Liabilities of discontinued operations	$1,564

(a)	Prior period balance sheets, in accordance with GAAP, were not restated for discontinued operations.

Discontinued operations	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Fee and other revenue	$2	$1	$(1)	$5	$20

Net interest revenue	14	16	22	47	69
Provision for credit losses	25	62	7	108	21
Net interest revenue after provision for credit losses	(11)	(46)	15	(61)	48

Noninterest expense:
Staff	13	6	7	25	20
Professional, legal and other purchased services	1	1	2	3	8
Net occupancy	1	2	1	4	4
Other	5	5	3	15	15
Goodwill impairment	-	-	-	50	-
Total noninterest expense	20	14	13	97	47
Income (loss) from operations of discontinued operations	(29)	(59)	1	(153)	21
Loss on sale	-	(85)	-	(85)	-
Provision (benefit) for income taxes	(10)	(53)	1	(87)	11
Income (loss) from discontinued operations, net of tax	$(19)	$(91)	$-	$(151)	$10

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

The Bank of New York Mellon Corporation    71

Notes to Consolidated Financial Statements	(continued)

Note 5 — Securities

The following tables set forth the amortized cost and the fair values of securities at Sept. 30, 2009 and Dec. 31, 2008.

Securities at Sept. 30, 2009	Amortized cost		Gross unrealized		Fair value
(in millions)			Gains	Losses
Available-for-sale:
U.S. Government obligations	$5,056		$50	$-	$5,106
U.S. Government agencies	1,241		32	-	1,273
Obligations of states and political subdivisions	556		12	16	552
Agency RMBS	15,998		369	64	16,303
Alt-A RMBS	2,931		-	68	2,863
Prime RMBS	4,125		2	235	3,892
Subprime RMBS	1,108		-	354	754
Other RMBS	2,600		2	536	2,066
Commercial MBS	3,116		26	279	2,863
Asset-backed CDOs	417		2	61	358
Other asset-backed securities	1,216		99	184	1,131
Other debt securities	9,275		85	47	9,313	(a)
Equity securities	1,549		10	1	1,558
Total securities available-for-sale	49,188		689	1,845	48,032
Held-to-maturity:
Obligations of states and political subdivisions	163		5	-	168
Agency RMBS	562		33	-	595
Alt-A RMBS	1,688		1	82	1,607
Prime RMBS	199		-	10	189
Subprime RMBS	50		-	7	43
Other RMBS	3,661		27	237	3,451
Commercial MBS	19		-	5	14
Other securities	4		-	-	4
Total securities held-to-maturity	6,346	(b)	66	341	6,071
Total securities	$55,534		$755	$2,186	$54,103

(a)	Includes $8.7 billion, at fair value, of government-sponsored and government guaranteed entities
(b)

Held-to-maturity securities on the balance sheet are reported at amortized cost less the non-credit portion of an other-than-temporary impairment recorded in OCI ($28 million) in accordance with ASC 320.

72    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Securities at Dec. 31, 2008	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Government obligations	$746	$36	$1	$781
U.S. Government agencies	1,259	40	-	1,299
Obligations of states and political subdivisions	896	8	21	883
Agency RMBS	10,862	211	174	10,899
Alt-RMBS	5,164	21	2,223	2,962
Prime RMBS	6,437	-	1,733	4,704
Subprime RMBS	1,512	-	575	937
Other RMBS	2,997	-	596	2,401
Commercial MBS	3,275	-	803	2,472
Asset-backed CDOs	604	2	166	440
Other asset-backed securities	1,612	-	479	1,133
Other debt securities	1,884	36	130	1,790
Equity securities	1,392	-	29	1,363
Total securities available-for-sale	38,640	354	6,930	32,064
Held-to-maturity:
Obligations of states and political subdivisions	193	2	2	193
Agency RMBS	699	24	1	722
Alt-A RMBS	2,335	-	562	1,773
Prime RMBS	288	-	48	240
Subprime RMBS	66	-	16	50
Other RMBS	3,770	-	432	3,338
Commercial MBS	13	-	3	10
Other debt securities	4	-	-	4
Other securities	3	-	-	3
Total securities held-to-maturity	7,371	26	1,064	6,333
Total securities	$46,011	$380	$7,994	$38,397

The amortized cost and fair values of securities at Sept. 30, 2009, by contractual maturity, are as follows:

Securities by contractual maturity at Sept. 30, 2009	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$1,123	$1,138	$-	$-
Due after one year through five years	14,090	14,224	2	2
Due after five years through ten years	266	276	12	12
Due after ten years	649	606	149	154
Mortgage-backed securities	29,878	28,741	6,179	5,899
Asset-backed securities	1,633	1,489	-	-
Equity/other securities	1,549	1,558	4	4
Total securities	$49,188	$48,032	$6,346	$6,071

The realized gross gains, realized gross losses, and recognized gross impairments are as follows:

Net securities losses				YTD
(in millions)	3Q09	2Q09	3Q08	2009	2008
Realized gross gains	$15	$40	$4	$58	$7
Realized gross losses	(15)	(6)	(4)	(21)	(6)
Recognized gross impairments	(4,833)	(290)	(162)	(5,421)	(388)
Total net securities losses	$(4,833)	$(256)	$(162)	$(5,384)	$(387)

The Bank of New York Mellon Corporation    73

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities

At Sept. 30, 2009, substantially all of the unrealized losses on the securities portfolio were attributable to credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Sept. 30, 2009:
Available-for-sale:
Obligations of states and political subdivisions	$-	$-	$156	$16	$156	$16
Agency RMBS	-	-	5,216	64	5,216	64
Alt-A RMBS	-	-	133	68	133	68
Prime RMBS	-	-	1,478	235	1,478	235
Subprime RMBS	-	-	425	354	425	354
Other RMBS	-	-	2,063	536	2,063	536
Commercial MBS	-	-	1,617	279	1,617	279
Asset-backed CDOs	30	9	251	52	281	61
Other asset-backed securities	-	-	952	184	952	184
Other debt securities	85	1	6,734	46	6,819	47
Equity securities	14	-	3	1	17	1
Total securities available-for-sale	$129	$10	$19,028	$1,835	$19,157	$1,845
Held-to-maturity:
Alt-A RMBS	$-	$-	$320	$82	$320	$82
Prime RMBS	-	-	189	10	189	10
Subprime RMBS	-	-	23	7	23	7
Other RMBS	-	-	1,849	237	1,849	237
Commercial MBS	-	-	14	5	14	5
Total securities held-to-maturity	$-	$-	$2,395	$341	$2,395	$341
Total temporarily impaired securities	$129	$10	$21,423	$2,176	$21,552	$2,186

Dec. 31, 2008:
Available-for-sale:
U.S. Government obligations	$-	$-	$30	$1	$30	$1
Obligations of states and political subdivisions	247	8	264	13	511	21
Agency RMBS	-	-	4,370	174	4,370	174
Alt-A RMBS	145	64	1,891	2,159	2,036	2,223
Prime RMBS	375	102	4,291	1,631	4,666	1,733
Subprime RMBS	129	58	808	517	937	575
Other RMBS	39	-	2,362	596	2,401	596
Commercial MBS	136	55	2,295	748	2,431	803
Asset-backed CDOs	70	50	349	116	419	166
Other asset-backed securities	89	3	989	476	1,078	479
Other debt securities	67	8	199	122	266	130
Other equity securities	10	6	33	23	43	29
Total securities available-for-sale	$1,307	$354	$17,881	$6,576	$19,188	$6,930
Held-to-maturity:
Obligations of states and political subdivisions	$-	$-	$63	$2	$63	$2
Agency RMBS	-	-	25	1	25	1
Alt-A RMBS	172	75	1,575	487	1,747	562
Prime RMBS	-	-	240	48	240	48
Subprime RMBS	-	-	50	16	50	16
Other RMBS	-	-	3,338	432	3,338	432
Commercial MBS	-	-	10	3	10	3
Total securities held-to-maturity	$172	$75	$5,301	$989	$5,473	$1,064
Total temporarily impaired securities	$1,479	$429	$23,182	$7,565	$24,661	$7,994

74    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements (continued)

Other-than-temporary impairment

Upon acquisition of a security, BNY Mellon decides whether it is within the scope of ASC 325 -Investments – Other or will be evaluated for impairment under the guidance within ASC 320. Subsequently, if the security is downgraded we do not alter this decision.

ASC 325 provides specific guidance for certain debt securities which are beneficial interests in securitized financial assets. Specifically, ASC 325 provides incremental impairment guidance for a subset of the debt securities within the scope of ASC 320. For securities where there is no debt rating at acquisition, and the security is a beneficial interest in securitized financial assets, BNY Mellon uses the ASC 325 impairment model. For securities where there is no debt rating at acquisition and the security is not a beneficial interest in securitized financial assets BNY Mellon uses the impairment model guidance under ASC 320.

We routinely conduct periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are non-agency RMBS and HELOCs. For each non-agency RMBS in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on non-agency RMBS is other-than-temporary. The most significant inputs are:

•

Default rate – the number of mortgage loans expected to go into default over the life of the transaction, which is driven by the roll rate of loans in each performance bucket that will ultimately migrate to default; and

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

The table below shows the projected weighted-average default rates and loss severities for the recent-vintage (i.e. 2007, 2006 and late 2005) non-agency RMBS portfolios at Sept. 30, 2009 and Dec. 31, 2008.

Projected weighted-average default rates and severities
	Sept. 30, 2009		Dec. 31, 2008
	Default Rate	Severity	Default Rate	Severity
Alt-A	42%	51%	28%	43%
Subprime	74%	70%	56%	59%
Prime	18%	44%	14%	31%

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

The following table provides the detail of securities portfolio losses. Securities losses in 2008 reflect mark-to-market (both credit and non-credit) impairment securities losses.

The Bank of New York Mellon Corporation    75

Notes to Consolidated Financial Statements (continued)

Net investment securities losses				Year-to-date
(in millions)	3Q09	2Q09	3Q08	2009	2008
Alt-A RMBS	$2,857	$114	$29	$3,096	$101
Prime RMBS	999	9	12	1,011	12
Subprime RMBS	321	1	12	322	12
Home equity lines of credit	234	4	10	256	68
European floating rate notes	234	66	-	304	-
Credit cards	-	26	-	28	-
Commercial MBS	89	-	-	89	-
Other	99	36	99	278	194
Total net investment securities losses	$4,833	$256	$162	$5,384	$387

The following tables reflect investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred.

In conjunction with the restructuring of the investment securities portfolio, in the third quarter of 2009, we changed our intent to hold to maturity on $1.7 billion of securities included in the held-to-maturity classification and recorded mark-to-market losses, both credit and non-credit, on these securities in the income statement. These securities have experienced a decrease in the credit quality of the issuer or a significant increase in the risk-weight used for regulatory capital purposes.

Debt securities credit loss roll forward	QTD
Beginning balance as of June 30, 2009	$1,025
Add: Initial OTTI credit losses Subsequent OTTI credit losses	318
Subsequent OTTI credit losses	60
Less: Realized losses for securities sold	-
Securities intended or required to be sold	591
Increases in expected cash flows on debt securities	-
Ending balance as of Sept. 30, 2009	$812

Debt securities credit loss roll forward	YTD
Beginning balance as of Dec. 31, 2008	$535
Add: Initial OTTI credit losses	661
Subsequent OTTI credit losses	207
Less: Realized losses for securities sold	-
Securities intended or required to be sold	591
Increases in expected cash flows on debt securities	-
Ending balance as of Sept. 30, 2009	$812

Note 6 — Goodwill and intangible assets

Goodwill

The level of goodwill increased in 2009 due to foreign exchange translation on non-U.S. dollar denominated goodwill, partially offset by the transfer of goodwill to discontinued operations. Goodwill impairment testing is performed annually at the business segment level. The table below provides a breakdown of goodwill by business segment.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other		Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138		$15,898
Foreign exchange translation	159	-	40	14	14	-	-		227
Transferred to discontinued operations	-	-	-	-	-	-	(128	)(a)	(128)
Other (b)	15	-	-	13	-	-	(3)		25
Goodwill at Sept. 30, 2009	$7,392	$1,694	$3,400	$2,490	$916	$123	$7		$16,022

(a)	Includes a $50 million goodwill impairment recorded in the first quarter of 2009.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at Sept. 30, 2009 compared with Dec. 31, 2008 resulted from intangible amortization partially offset by foreign exchange translation on non-U.S. dollar denominated intangible assets.

Intangible amortization expense was $104 million in the third quarter of 2009, $108 million in the second quarter of 2009, $118 million in the third quarter of 2008, $319 million in the first nine months of 2009 and $360 million in the first nine months of 2008.

76    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

The table below provides a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by segment (in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857	$5,856
Amortization	(163)	(34)	(22)	(61)	(20)	(19)	-	(319)
Foreign exchange translation	43	-	2	2	2	-	-	49
Transfer to discontinued operations	-	-	-	-	-	-	(4)	(4)
Other (a)	-	-	6	(14)	-	-	-	(8)
Balance at Sept. 30, 2009	$2,475	$306	$288	$761	$681	$210	$853	$5,574

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets	Sept. 30, 2009				Dec. 31, 2008
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships – Asset and Wealth Management	$1,972	$(665)	$1,307	13 yrs.	$1,460
Customer contracts-Institutional services	2,039	(524)	1,515	15 yrs.	1,638
Deposit premiums	49	(38)	11	2 yrs.	25
Other	89	(27)	62	7 yrs.	69
Total subject to amortization	$4,149	$(1,254)	$2,895	14 yrs.	$3,192
Not subject to amortization: (a)
Trade name	$1,361	N/A	$1,361	N/A	$1,358
Customer relationships	1,318	N/A	1,318	N/A	1,306
Total not subject to amortization	$2,679	N/A	$2,679	N/A	$2,664
Total intangible assets	$6,828	$(1,254)	$5,574	N/A	$5,856

(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2009	$422
2010	378
2011	349
2012	323
2013	278

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

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended Sept. 30, 2009 (a) (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at June 30, 2009	$434	$92	$526
Charge-offs:
Commercial	(62)	-	(62)
Other residential mortgages	(15)	-	(15)
Total charge-offs	(77)	-	(77)
Recoveries	-	-	-
Net charge-offs	(77)	-	(77)
Provision	99	48	147
Balance at Sept. 30, 2009	$456	$140	$596

(a)	Excludes discontinued operations

The Bank of New York Mellon Corporation    77

Notes to Consolidated Financial Statements	(continued)

For the quarter ended Sept. 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at June 30, 2008	$353	$133	$486
Charge-offs:
Commercial	(8)	-	(8)
Commercial real estate	(2)	-	(2)
Other residential mortgages	(5)	-	(5)
Foreign	(12)	-	(12)
Total charge-offs	(27)	-	(27)
Recoveries:
Foreign	3	-	3
Leasing	2	-	2
Total recoveries	5	-	5
Net charge-offs	(22)	-	(22)
Provision	34	(4)	30 (a)
Balance at Sept. 30, 2008	$365	$129	$494 (a)

(a)	The provision for credit losses includes discontinued operations of $7 million. The allowance for credit losses includes discontinued operations of $33 million.

For the nine months ended Sept. 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Transferred to discontinued operations	(38)	(2)	(40)
Charge-offs:
Commercial	(109)	-	(109)
Commercial real estate	(30)	-	(30)
Other residential mortgages	(43)	-	(43)
Total charge-offs	(182)	-	(182)
Recoveries	1	-	1
Net charge-offs	(181)	-	(181)
Provision	260	28	288 (a)
Balance at Sept. 30, 2009 (b)	$456	$140	$596

(a)	The provision for credit losses includes discontinued operations of $21 million.
(b)	Excludes discontinued operations.

For the nine months ended Sept. 30, 2008 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2007	$327	$167	$494
Charge-offs:
Commercial	(19)	-	(19)
Commercial real estate	(11)	-	(11)
Other	(9)	-	(9)
Foreign	(17)	-	(17)
Total charge-offs	(56)	-	(56)
Recoveries:
Commercial	2	-	2
Foreign	3	-	3
Leasing	3	-	3
Total recoveries	8	-	8
Net charge-offs	(48)	-	(48)
Sale of M1BB	(11)	(2)	(13)
ASC 825 adoption	(10)	-	(10)
Provision	107	(36)	71 (a)
Balance at Sept. 30, 2008	$365	$129	$494 (a)

(a)	The provision for credit losses includes discontinued operations of $21 million. The allowance for credit losses includes discontinued operations of $33 million.

Note 8 — Other assets

Other assets (in millions)	Sept. 30, 2009	Dec. 31, 2008
Accounts receivable	$5,340	$4,057
Corporate/bank owned life insurance	3,850	3,781
Equity in joint ventures and other investments (a)	2,464	2,421
Fails to deliver	1,538	1,394
Margin deposits	68	1,275
Software	565	607
Prepaid expenses	708	422
Prepaid pension assets	832	371
Due from customers on acceptances	549	265
Other	380	430
Total other assets	$16,294	$15,023

(a)	Includes Federal Reserve Bank stock of $390 million and $342 million, respectively, at cost.

78    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Note 9 — Net interest revenue

	Quarter ended				Nine months ended
Net interest revenue (in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Interest revenue
Non-margin loans	$211	$232	$233	(a)	$682	$694	(a)
Margin loans	17	17	48		51	154
Securities:
Taxable	419	393	537		1,262	1,681
Exempt from federal income taxes	7	8	8		23	23
Total securities	426	401	545		1,285	1,704
Other short-term investments – U.S. government-backed commercial paper	-	-	7		10	7
Deposits in banks	148	166	431		531	1,255
Deposits with the Federal Reserve and other central banks	6	7	-		34	-
Federal funds sold and securities purchased under resale agreements	10	9	35		24	136
Trading assets	11	13	13		36	49
Total interest revenue	829	845	1,312	(a)	2,653	3,999	(a)
Interest expense
Deposits	25	40	429		141	1,515
Borrowings from Federal Reserve related to ABCP	-	-	5		7	5
Federal funds purchased and securities sold under repurchase agreements	2	(3)	13		(1)	43
Other borrowed funds	8	8	19		30	71
Customer payables	2	1	18		5	60
Long-term debt	76	99	147		280	493
Total interest expense	113	145	631		462	2,187
Net interest revenue	$716	$700	$681	(a)	$2,191	$1,812	(a)

(a)	Includes the SILO/LILO charges of $112 million recorded in the third quarter of 2008 and $489 million recorded in the first nine months of 2008.

Note 10 — Selected noninterest expense categories

The following table provides a breakdown of certain expense categories presented on the consolidated income statement.

	Quarter ended					Nine months ended
Selected noninterest expense categories (in millions)	Sept. 30, 2009	June 30, 2009		Sept. 30, 2008		Sept. 30, 2009		Sept. 30, 2008
Sub-custodian	$49	$60		$62	(a)	$148		$199	(a)
Clearing	31	31		22		89		52
Total sub-custodian and clearing	$80	$91		$84	(a)	$237		$251	(a)
Communications	$30	$29		$35		$84		$100
Support agreement charges	13	(15)		726		(10)		731
Other	158	249	(b)	230		565	(b)	572
Total other	$201	$263		$991		$639		$1,403

(a)

In the second quarter of 2009, global sub-custodian out-of-pocket expense related to client reimbursements was reclassified from sub-custodian expense to asset servicing revenue. This reclassification totaled $4 million in the third quarter of 2008 and $18 million in the first nine months of 2008.

(b)	Includes $61 million of FDIC special assessment recorded in the second quarter of 2009.

The Bank of New York Mellon Corporation    79

Notes to Consolidated Financial Statements	(continued)

Note 11 — Employee benefit plans

In the third quarter of 2009, we contributed $300 million to the primary BNY Mellon pension plan.

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	Sept. 30, 2009			June 30, 2009			Sept. 30, 2008
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$24	$5	$1	$24	$4	$1	$19	$7	$1
Interest cost	40	5	4	39	5	4	36	7	4
Expected return on assets	(74)	(7)	(2)	(72)	(7)	(2)	(73)	(10)	(2)
Other	(6)	2	2	4	1	2	6	1	2
Net periodic benefit cost (credit)	$(16)	$5	$5	$(5)	$3	$5	$(12)	$5	$5

Net periodic benefit cost (credit)	Nine months ended
	Sept. 30, 2009			Sept. 30, 2008
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$72	$14	$3	$57	$21	$3
Interest cost	118	15	12	108	21	12
Expected return on assets	(218)	(21)	(6)	(219)	(30)	(4)
Other	1	4	6	28	3	6
Net periodic benefit cost (credit)	$(27)	$12	$15	$(26)	$15	$17

Note 12 — Restructuring charge

In the fourth quarter of 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by approximately 4%, or an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. In the third quarter and first nine months of 2009, we recorded a recovery of $5 million and additional charges of $11 million, respectively associated with this workforce reduction.

As of Sept. 30, 2009, we have eliminated approximately 1,400 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. We expect to substantially complete this reduction by the end of 2009.

The following table presents the activity in the restructuring reserve through Sept. 30, 2009.

Restructuring charge reserve - activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge at Dec. 31, 2008	$166	$9	$5	$1	$181
(Recovery)/additional charges	8	(2)	-	10	16
Utilization	(57)	-	-	(4)	(61)
Balance at June 30, 2009	$117	$7	$5	$7	$136
(Recovery)/additional charges	(3)	-	(2)	-	(5)
Utilization	(23)	(6)	-	(7)	(36)
Balance at Sept. 30, 2009	$91	$1	$3	$-	$95

80    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

The restructuring charges for the fourth quarter of 2008 and first, second and third quarters of 2009 are presented below by business segment. The charges were recorded in the Other segment as this restructuring was a corporate initiative and not directly related to the operating performance of these segments.

Restructuring charge by segment (in millions)	4Q08	1Q09	2Q09	3Q09	Total restructuring charges
Asset management	$64	$3	$4	$-	$71
Asset servicing	34	3	(4)	-	33
Issuer services	15	-	1	1	17
Wealth management	13	1	1	-	15
Treasury services	6	-	1	4	11
Clearing services	6	1	(1)	-	6
Other (including shared services)	43	2	4	(10)	39
Total restructuring charges	$181	$10	$6	$(5)	$192

Note 13 — Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2009	Sept. 30, 2008
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	5.9	4.8
Credit for low-income housing investments	1.5	(1.8)
Tax-exempt income	1.6	(2.5)
Foreign operations	(0.8)	(7.7)
Tax settlements	4.1	6.7
Other - net	(0.3)	(2.7)
Effective rate	47.0%	31.8%

Our total tax reserves as of Sept. 30, 2009 were $222 million compared with $223 million at June 30, 2009. If these tax reserves were unnecessary, $222 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of Sept. 30, 2009 is accrued interest, where applicable, of $87 million. The additional tax expense related to interest for the three and nine months ended Sept. 30, 2009 was $3 million and $42 million, respectively.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been completed through 1996. In

October 2009, BNY Mellon reached an agreement with New York State and New York City representatives to close its audits for 1997 through 2004. We do not expect this settlement to have a significant impact on our financial results. Our United Kingdom income tax returns are closed through 2002.

Note 14 — Securitizations and variable interest entities

Securitizations

In 2000, we purchased Dreyfus Institutional Reserves Money Fund shares and sold the right to receive the principal value of the shares in 2021 in a securitization transaction and retained the rights to receive the ongoing dividends from the shares.

In 2003, BNY Mellon securitized quarterly variable rate municipal bonds, which are Aa3/AAA insured bonds issued by borrowers rated no lower than A2/A+ by Moody’s Investor Services and Standard & Poors. No gain or loss was recognized on this transaction.

Our retained interests in these securitizations at Sept. 30, 2009 and Dec. 31, 2008, are approximately $137 million and $234 million, respectively, which represents our maximum exposure to the securitizations. BNY Mellon did not securitize any assets during the first nine months of 2009.

At Sept. 30, 2009, BNY Mellon had no asset-backed commercial paper conduits.

Variable Interest Entities

Guidance on “Consolidation of Variable Interest Entities”, included in ASC 810 applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a Variable Interest Entity (“VIE”) is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests. BNY Mellon is required to

The Bank of New York Mellon Corporation    81

Notes to Consolidated Financial Statements	(continued)

consolidate entities for which it is the primary beneficiary.

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers. BNY Mellon may provide start-up capital in its new funds and also earns fund management fees. Performance fees are also earned on certain funds. BNY Mellon is not contractually required to provide financial or any other support to its VIEs. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest.

Primary beneficiary calculations are prepared in accordance with ASC 810. This evaluation includes estimates of ranges and probabilities of losses and returns from the funds. The calculated expected gains and expected losses are allocated to the variable interests holders of the funds, which are generally the fund’s investors and may include BNY Mellon, in order to determine which entity is required to consolidate the VIE, if any.

The start up capital invested in our Asset Management VIEs as of Sept. 30, 2009 has been included in our financial statements as shown below:

Other VIEs at Sept. 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$30	$-	$30
Available-for-sale	124	-	124
Other	254	-	254
Total	$408	$-	$408

Other VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$26	$-	$26
Available-for-sale	102	-	102
Other	272	-	272
Total	$400	$-	$400

BNY Mellon has voluntarily provided limited credit support to certain money market, collective, commingled and separate account funds (the “Funds”). Entering into such support agreements represents an event under ASC 810, and is subject to its interpretations.

In analyzing the Funds for which credit support was provided, it was determined that interest rate risk and credit risk are the two main risks that the funds are designed to create and pass through to their investors. Accordingly, interest rate and credit risk were analyzed to determine if BNY Mellon was the primary beneficiary of each of the Funds.

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

BNY Mellon’s analysis of the credit risk variability and interest rate risk variability associated with the supported Funds resulted in BNY Mellon not being the primary beneficiary and therefore the Funds were not consolidated.

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements:

Credit supported VIEs at Sept. 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$16	$42

Credit supported VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$248	$142

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items:

Consolidated VIEs at Sept. 30, 2009 (in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$41	$-	$41
Other	-	135	25
Total	$41	$135	$66

82    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Consolidated VIEs at Dec. 31, 2008 (in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$26	$-	$26
Other	24	353	47
Total	$50	$353	$73

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of Sept. 30, 2009, BNY Mellon recorded $110 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 15 — Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2008 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.11% to 6.23% at Sept. 30, 2009 and 0.08% to 3.25% at Dec. 31, 2008. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

Note 16, “Fair value measurement” presents assets and liabilities measured at fair value by the three level valuation hierarchy established under ASC 820, as well as a roll forward schedule of fair value measurements using significant unobservable inputs. Note 17, “Fair value option” presents the instruments for which fair value accounting was elected and the corresponding income statement impact of these instruments.

A summary of the practices used for determining fair value is as follows.

Interest-bearing deposits with banks

The fair value of interest-bearing deposits with banks is based on discounted cash flows.

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

The Bank of New York Mellon Corporation    83

Notes to Consolidated Financial Statements	(continued)

Summary of financial instruments
	Sept. 30, 2009		Dec. 31, 2008
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$49,349	$49,419	$39,126	$39,183
Securities	58,737	58,797	43,707	42,756
Trading assets	7,952	7,952	11,102	11,102
Loans and commitments	32,239	32,538	38,968	39,002
Derivatives used for ALM	687	687	709	709
Other financial assets	26,145	26,145	69,531	69,531
Total financial assets	$175,109	$175,538	$203,143	$202,283
Assets of discontinued operations	2,025	2,025	-	-
Non-financial assets	34,873		34,369
Total assets	$212,007		$237,512
Liabilities:
Noninterest-bearing deposits	$30,767	$30,767	$55,816	$55,816
Interest-bearing deposits	103,169	103,165	103,857	103,858
Payables to customers and broker-dealers	10,458	10,458	9,274	9,274
Borrowings	4,202	4,202	8,083	8,083
Long-term debt	17,486	17,493	15,865	15,211
Trading liabilities	7,824	7,824	8,085	8,085
Derivatives used for ALM	25	25	19	19
Total financial liabilities	$173,931	$173,934	$200,999	$200,346
Liabilities of discontinued operations	1,564	1,564	-	-
Non-financial liabilities	8,196		8,424
Total liabilities	$183,691		$209,423

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At Sept. 30, 2009:
Loans	$1	$1	$-	$(1)
Securities held-for-sale	220	213	-	(14)
Deposits	31	30	7	-
Long-term debt	12,268	11,293	680	(10)
At Dec. 31, 2008:
Loans	$8	$6	$-	$-
Securities held-for-sale	219	217	-	(19)
Deposits	600	590	8	-
Long-term debt	11,106	10,456	701	-

Note 16 — Fair value measurement

We adopted guidance related to “Fair Value Measurement”, included in ASC 820, effective Jan. 1, 2008. ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. ASC 820 requires consideration of a company’s own creditworthiness when valuing liabilities.

Effective Jan. 1, 2009, we adopted guidance related to “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, included in ASC 820. This provides guidance on how to determine the fair value when the volume and level of activity for the asset or liability have significantly decreased and reemphasizes that the objective of a fair value measurement remains an exit price notion. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with ASC 820. It also requires additional disclosures for instruments within the scope of ASC 820 to include inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities.

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

We also adopted guidance related to the fair value option for financial assets and financial liabilities” included in ASC 825, effective Jan. 1, 2008. ASC 825 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards.

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

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. Then, to arrive at a fair value that incorporates counterparty credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using BNY Mellon’s own credit spreads, also implied by the credit default swap market. Accordingly, the valuation of our derivative position is sensitive to the current changes in our own credit spreads as well as those of our counterparties.

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

Valuation hierarchy

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

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

Securities included in this category that have been affected by lack of market liquidity include our Alt-A RMBS, prime RMBS, subprime RMBS and commercial mortgage-backed securities.

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

In the third quarter of 2009, market prices converged with our internally modeled prices. As a result, at Sept. 30, 2009, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Approximately 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

Other short-term U.S. government-backed commercial paper and borrowings from Federal Reserve related to asset-backed commercial paper

These instruments are classified in Level 2 of the valuation hierarchy. The fair value of these instruments is estimated using pricing models.

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and we classify them in Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. These interest rate swaps compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 18 of Notes to Consolidated Financial Statements.

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2009 and Dec. 31, 2008, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

88    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2009					Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Government obligations	$834	$4,272	$-	$-	$5,106
U.S. Government agencies	-	1,273	-	-	1,273
Obligations of states and political subdivisions	-	552	-	-	552
Agency RMBS	-	16,303	-	-	16,303
Alt-A RMBS	-	2,863	-	-	2,863
Prime RMBS	-	3,892	-	-	3,892
Subprime RMBS	-	754	-	-	754
Other RMBS	-	2,066	-	-	2,066
Commercial MBS	-	2,863	-	-	2,863
Asset-backed CDOs	-	354	4	-	358
Other asset-backed securities	-	1,131	-	-	1,131
Equity securities (b)	710	848	-	-	1,558
Other debt securities (b)	75	9,193	45	-	9,313
Total available-for-sale	1,619	46,364	49	-	48,032
Trading assets:
Debt and equity instruments (c)	587	946	170	-	1,703
Derivative assets	4,563	16,536	140	(14,990)	6,249
Total trading assets	5,150	17,482	310	(14,990)	7,952
Loans	-	5	31	-	36
Other assets (d)	1	410	170	-	581
Discontinued operations (e)	-	502	-	-	502
Total assets at fair value	$6,770	$64,763	$560	$(14,990)	$57,103
Percent of assets prior to netting	9.4%	89.8%	0.8%
Trading liabilities:
Debt and equity instruments	$687	$1,004	$-	$-	$1,691
Derivative liabilities	4,435	16,089	114	(14,505)	6,133
Total trading liabilities	5,122	17,093	114	(14,505)	7,824
Other liabilities (f)	5	581	3	-	589
Total liabilities at fair value	$5,127	$17,674	$117	$(14,505)	$8,413
Percent of liabilities prior to netting	22.4%	77.1%	0.5%

The Bank of New York Mellon Corporation    89

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2008
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Government obligations	$440	$341	$-	$-	$781
U.S. Government agencies	-	1,299	-	-	1,299
Obligations of states and political subdivisions	-	883	-	-	883
Agency RMBS	-	10,899	-	-	10,899
Alt-A RMBS	-	2,962	-	-	2,962
Prime RMBS	-	4,704	-	-	4,704
Subprime RMBS	-	937	-	-	937
Other RMBS	-	2,401	-	-	2,401
Commercial MBS	-	2,472	-	-	2,472
Asset-backed CDOs	-	418	22	-	440
Other asset-backed securities	-	1,116	17	-	1,133
Equity securities (b)	575	775	13	-	1,363
Other debt securities (b)	41	1,392	357	-	1,790
Total available-for-sale	1,056	30,599	409	-	32,064
Other short-term U.S. government-backed commercial paper	-	5,629	-	-	5,629
Trading assets:
Debt and equity instruments (c)	691	1,189	20	-	1,900
Derivative assets	7,965	19,065	83	(17,911)	9,202
Total trading assets	8,656	20,254	103	(17,911)	11,102
Other assets (d)	682	988	200	-	1,870
Total assets at fair value	$10,394	$57,470	$712	$(17,911)	$50,665
Percent of assets prior to netting	15.2%	83.8%	1.0%
Borrowing from Federal Reserve related to asset-backed commercial paper	$-	$5,591	$-	$-	$5,591
Trading liabilities:
Debt and equity instruments	605	204	-	-	809
Derivative liabilities	7,662	18,336	149	(18,871)	7,276
Total trading liabilities	8,267	18,540	149	(18,871)	8,085
Other liabilities (f)	2	719	-	-	721
Total liabilities at fair value	$8,269	$24,850	$149	$(18,871)	$14,397
Percent of liabilities prior to netting	24.9%	74.7%	0.4%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)

Includes private equity investments, seed capital and derivatives in designated hedging relationships. Includes certain financial instruments previously carried at fair value such as private equity investments whose accounting basis has not changed under a ASC 825 fair value option election.

(e)	Available-for-sale securities held at MUNB.
(f)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts for the three and nine month periods ended Sept. 30, 2009 and 2008 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

In accordance with ASC 820, BNY Mellon adjusts the discount rate on securities to reflect what they would sell for in an orderly market (model price) and compares the model prices to prices provided by pricing sources. If the difference between the model price and the prices provided by pricing sources is

90    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

outside of established thresholds, the securities are included in Level 3. In the third quarter of 2009, BNY Mellon transferred securities from Level 3 to Level 2 because the price of the securities provided by the pricing sources converged with the model price of the securities determined by BNY Mellon.

Fair value measurements using significant unobservable inputs three months ended Sept. 30, 2009		Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2009	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2009
(in millions)	Fair value June 30, 2009	Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$91	$-		$-		$-	$(91)	$-	$-
Prime RMBS	590	-		-		-	(590)	-	-
Subprime RMBS	469	-		-		-	(469)	-	-
Commercial MBS	478	-		-		-	(478)	-	-
Asset-backed CDOs	6	-		(2)		-	-	4	(2)
Other asset-backed securities	10	-		-		-	(10)	-	-
Equity securities	16	-		-		-	(16)	-	-
Other debt securities	152	-		-		(1)	(106)	45	-
Total available-for-sale	1,812	-		(2	) (a)	(1)	(1,760)	49	(2)
Trading assets:
Debt and equity instruments	221	(6)		-		(20)	(25)	170	3
Derivative assets	145	(7)		5		(3)	-	140	-
Total trading assets	366	(13	) (b)	5		(23)	(25)	310	3
Loans	-	-		-		-	31	31	-
Other assets	162	5	(c)	-		4	(1)	170	-
Total assets	$2,340	$(8)		$3		$(20)	$(1,755)	$560	$1
Trading liabilities:
Derivative liabilities	$(90)	$2	(b)	$(26)		$-	$-	$(114)	$-
Other liabilities	(3)	2	(c)	-		-	(2)	(3)	(2)
Total liabilities	$(93)	$4		$(26)		$-	$(2)	$(117)	$(2)

Fair value measurements using significant unobservable inputs three months ended Sept. 30, 2008	Fair value June 30, 2008	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2008	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2008
(in millions)		Income		Comprehensive income
Available-for-sale securities	$784	$-		$18	(a)	$(302)	$-	$500	$23
Trading assets:
Debt and equity instruments	18	(2	) (b)	(1)		(4)	21	32	-
Derivative assets	200	-		(82)		(10)	21	129	(65)
Other assets	262	9	(c)	-		(4)	5	272	-
Total assets	$1,264	$7		$(65)		$(320)	$47	$933	$(42)
Trading liabilities:
Debt and equity instruments	$-	$(2	) (b)	$-		$-	$-	$(2)	$-
Derivative liabilities	(45)	1	(b)	(16)		-	-	(60)	(21)
Other liabilities	(67)	25	(c)	-		3	-	(39)	25
Total liabilities	$(112)	$24		$(16)		$3	$-	$(101)	$4

The Bank of New York Mellon Corporation    91

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs nine months ended Sept. 30, 2009	Fair value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2009	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2009
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$-	$(1)		$(15)		$(22)	$38	$-	$-
Prime RMBS	-	(2)		(65)		(113)	180	-	-
Subprime RMBS	-	-		(41)		(22)	63	-	-
Commercial MBS	-	-		(19)		4	15	-	-
Asset-backed CDOs	22	(76)		58		-	-	4	(2)
Other asset-backed securities	17	-		1		-	(18)	-	-
Equity securities	13	-		2		1	(16)	-	-
Other debt securities	357	(99)		(7)		(19)	(187)	45	-
Total available-for-sale	409	(178	) (a)	(86	) (a)	(171)	75	49	(2)
Trading assets:
Debt and equity instruments	20	6		(2)		(20)	166	170	3
Derivative assets	83	29		12		(1)	17	140	-
Total trading assets	103	35	(b)	10		(21)	183	310	3
Loans	-	-		-		-	31	31	-
Other assets	200	(38	) (c)	-		11	(3)	170	-
Total assets	$712	$(181)		$(76)		$(181)	$286	$560	$1
Trading liabilities:
Derivative liabilities	$(149)	$55	(b)	$(24)		$-	$4	$(114)	$-
Other liabilities	-	(6	) (c)	-		-	3	(3)	(2)
Total liabilities	$(149)	$49		$(24)		$-	$7	$(117)	$(2)

Fair value measurements using significant unobservable inputs nine months ended Sept. 30, 2008	Fair value Dec. 31, 2007	Total realized/unrealized gains/(losses) recorded in				Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2008	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2008
(in millions)		Income		Comprehensive income
Available-for-sale securities	$853	$(106	) (a)	$61	(a)	$(282)	$(26)	$500	$(40)
Trading assets:
Debt and equity instruments	-	(12	) (b)	(1)		(2)	47	32	(12)
Derivative assets	166	46	(b)	(82)		(20)	19	129	(10)
Other assets	243	20	(c)	-		5	4	272	5
Total assets	$1,262	$(52)		$(22)		$(299)	$44	$933	$(57)
Trading liabilities:
Debt and equity instruments	$-	$(2	) (b)	$-		$-	$-	$(2)	$-
Derivative liabilities	(34)	(8	) (b)	(16)		(2)	-	(60)	(36)
Other liabilities	(50)	10	(c)	-		3	(2)	(39)	11
Total liabilities	$(84)	$-		$(16)		$1	$(2)	$(101)	$(25)

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

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at Sept. 30, 2009 and Dec. 31, 2008, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2009 and Dec. 31, 2008.

92    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$180	$90	$270
Held-to-maturity securities (b):
Alt-A RMBS	-	1,355	-	1,355
Subprime RMBS	-	20	-	20
Other debt securities	-	355	-	355
Total held-to-maturity securities	-	1,730	-	1,730
Other assets (c)	-	5	-	5
Total assets at fair value on a nonrecurring basis	$-	$1,915	$90	$2,005

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2008 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$14	$43	$161	$218
Other assets (c)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$14	$49	$161	$224

(a)

During the quarters ended Sept. 30, 2009 and Dec. 31, 2008, the fair value of these loans was reduced $59 million and $35 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	During the third quarter of 2009, we changed our intent to hold to maturity these securities, and as a result, recorded a mark-to-market adjustment of $786 million in the third quarter of 2009.
(c)

Other assets received in satisfaction of debt. The fair value of these assets was reduced $15 million in the third quarter of 2009 and was reduced $2 million in the fourth quarter of 2008, based on the fair value of the underlying collateral with an offset in other revenue.

Note 17 — Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820 hierarchy.

At Dec. 31, 2008, $5.6 billion of other short-term U.S. government-backed commercial paper and $5.6 billion of borrowings from Federal Reserve related to asset-backed commercial paper were held at fair value. There were no balances outstanding for these instruments at Sept. 30, 2009.

Changes in fair value under the fair value option election

The following table presents the changes in fair value included in foreign exchange and other trading activities in the consolidated income statement for the three and nine month periods ended Sept. 30, 2009 and 2008.

Foreign exchange and other trading activities
	Quarter ended		Nine months ended
(in millions)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Loans	$1	$-	$3	$66
Other liabilities	-	2	-	1

At Sept. 30, 2009, the fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million at Sept. 30, 2009 and $3 million at Dec. 31, 2008 and is included in other liabilities. The contractual amount of such commitments was $110 million at both Sept. 30, 2009 and Dec. 31, 2008.

Note 18 — Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. We recorded $2 million of counterparty default losses in the third quarter of 2009.

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

The fixed rate loans hedged generally have an original maturity of 10 to 11 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At Sept. 30, 2009, $1 million of loans were hedged with interest rate swaps, which had notional values of $1 million.

The securities hedged generally have a weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged with “pay fixed rate, receive variable rate” swaps of like maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At Sept. 30, 2009, $213 million of securities were hedged with interest rate swaps that had notional values of $213 million.

The fixed rate deposits hedged generally have original maturities of 5 to 11 years and are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At Sept. 30, 2009, $30 million of deposits were hedged with interest rate swaps that had notional values of $30 million.

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

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling,

Euro and Indian Rupee foreign exchange exposure with respect to forecasted revenue transactions in non-U.S. entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2009, the hedged forecasted foreign currency transactions and linked FX forward hedges were $93 million, with $3.8 million (pre-tax) of losses recorded in other comprehensive income. These gains are expected to be reclassified to income over the next nine months.

We also use forward foreign exchange contracts with original maturities of 10 months or less to hedge our Euro and Japanese Yen foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. At Sept. 30, 2009, these economic hedges had a U.S. dollar equivalent notional value of $14 million, with $1.9 million (pre-tax) of losses from those FX forward hedges recorded in foreign exchange and other trading activities.

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

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2009, had a combined U.S. dollar equivalent value of $888 million.

94    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended

(in millions)	Sept. 30, 2009	Sept. 30, 2008
Fair value hedge of loans	$(0.1)	$0.2
Fair value hedge of securities	0.1	(0.1)
Fair value hedge of deposits and long-term debt	15.0	12.6
Cash flow hedges	0.0	(0.1)
Other (a)	0.1	0.1
Total	$15.1	$12.7

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008	Sept. 30, 2009	Dec. 31, 2008
Derivatives designated as hedging instruments (c):
Interest rate contracts	$11,537	$11,362	$687	$928	$25	$162
Other contracts	3,841	3,397	1	680	141	-
Total derivatives designated as hedging instruments			$688	$1,608	$166	$162
Derivatives not designated as hedging instruments (d):
Interest rate contracts	$1,051,556	$867,873	$15,812	$18,452	$15,580	$17,818
Equity contracts	9,791	14,396	637	742	683	713
Credit contracts	836	1,328	7	86	4	-
Other contracts	267,088	240,425	4,783	7,833	4,371	7,615
Total derivatives not designated as hedging instruments			$21,239	$27,113	$20,638	$26,146
Total derivatives fair value (b)			$21,927	$28,721	$20,804	$26,308
Effect of master netting agreements			(14,990)	(17,911)	(14,505)	(18,871)
Fair value after effect of master netting agreements			$6,937	$10,810	$6,299	$7,437

(a)

Derivative financial instruments are reported net of cash collateral received and paid of $560 million and $75 million, respectively at Sept. 30, 2009 and $817 million and $1.8 billion, respectively at Dec. 31, 2008.

(b)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.
(c)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(d)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

At Sept. 30, 2009 approximately $630 billion (notional) of interest rate contracts will mature within one year, $253 billion between one and five years, and the balance after five years. At Sept. 30, 2009 approximately $253 billion (notional) of foreign exchange contracts will mature within one year, $9 billion between one and five years, and the balance after five years.

The Bank of New York Mellon Corporation    95

Notes to Consolidated Financial Statements	(continued)

Impact of derivative instruments on the income statement

(in millions)	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative Quarter ended		Location of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Quarter ended
Derivatives in Fair Value Hedging Relationships		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Interest rate contracts	Net interest revenue	$145	$(17)	Net interest revenue	$(132)	$29

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
	Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Interest rate contracts	$-	$-	Net interest revenue	$-	$-	Net interest revenue	$-	$-
FX contracts	(3)	11	Other revenue	(1)	1	Other revenue	-	-
Total	$(3)	$11		$(1)	$1		$-	$-

Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
	Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
FX contracts	$(78)	$210	Net interest revenue	$-	$-	Other revenue	$-	$-

Impact of derivative instruments on the income statement

(in millions) Derivatives in Fair Value Hedging Relationships	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivative Nine months ended		Location of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Nine months ended
		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Interest rate contracts	Net interest revenue	$(212)	$(136)	Net interest revenue	$227	$149

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Nine months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Nine months ended
	Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
Interest rate contracts	$-	$-	Net interest revenue	$26	$(2)	Net interest revenue	$-	$-
FX contracts	(3)	11	Other revenue	8	1	Other revenue	-	-
Total	$(3)	$11		$34	$(1)		$-	$-

96    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Nine months ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Nine months ended
	Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008		Sept. 30, 2009	Sept. 30, 2008
FX contracts	$(283)	$134	Net interest revenue	$—	$—	Other revenue	$0.1	$(0.1)

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

Revenue from foreign exchange and other trading activities included the following:

Foreign exchange and other trading activities

	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Foreign exchange	$190	$240	$292	$649	$778
Fixed income	76	37	61	188	120
Credit derivatives	(27)	(45)	12	(73)	(7)
Other	7	5	20	26	61
Total	$246	$237	$385	$790	$952

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures, and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, futures and forward contracts, options, foreign currency swaps and fixed income securities. Credit derivatives include revenue from credit default swaps. Other primarily includes income from equity securities and equity derivatives.

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

The following table shows the fair value of contracts falling under close-out agreements that were in net liability positions as of Sept. 30, 2009 for three key ratings triggers.

If the Company’s rating was changed to	Potential close-out exposures (fair value)
A3/A-	$ 417 million
Baa2/BBB	$ 635 million
Bal/BB+	$ 1,445 million

Additionally, if the Company’s debt rating had fallen below investment grade on Sept. 30, 2009, existing collateral arrangements would have required the Company to have posted an additional $ 697 million of collateral.

Note 19 — Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at Sept. 30, 2009 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2009
	Loans	Unfunded commitments	Total exposure
Securities industry	$4.2	$1.9	$6.1
Insurance	0.4	6.1	6.5
Banks	2.9	3.1	6.0
Asset managers	0.9	2.8	3.7
Government	0.2	3.1	3.3
Other	0.7	2.0	2.7
Total	$9.3	$19.0	$28.3

Commercial portfolio exposure (in billions)	Sept. 30, 2009
	Loans	Unfunded commitments	Total exposure
Media and telecom	$0.8	$2.1	$2.9
Manufacturing	1.1	6.8	7.9
Energy and utilities	0.7	6.6	7.3
Services and other	1.1	8.4	9.5
Total	$3.7	$23.9	$27.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit transactions, net of participations, at Sept. 30, 2009 and Dec. 31, 2008 follows:

Off-balance sheet credit risks (in millions)	Sept. 30, 2009	Dec. 31, 2008
Lending commitments (a)	$33,310	$38,822
Standby letters of credit (b)	12,117	13,084
Commercial letters of credit	877	705
Securities lending indemnifications	298,785	325,975
Support agreements	138	244

(a)	Net of participations totaling $441 million at Sept. 30, 2009 and $986 million at Dec. 31, 2008.
(b)	Net of participations totaling $2.4 billion at Sept. 30, 2009 and $2.7 billion at Dec. 31, 2008.

98    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. The allowance for lending related commitments was $140 million at Sept. 30, 2009 and $114 million at Dec. 31, 2008. A summary of lending commitment maturities is as follows: $11 billion less than one year; $22 billion in one to five years, and less than $1 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs at Sept. 30, 2009 was $12.1 billion and at Dec. 31, 2008 was $13.1 billion and includes $1.1 billion that were collateralized with cash and securities on Sept. 30, 2009 and $1.1 billion on Dec. 31, 2008. At Sept. 30, 2009, approximately $7.4 billion of the SBLCs will expire within one year and the remaining $4.7 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending related commitments.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2009	Dec. 31, 2008
Investment grade	85%	89%
Noninvestment grade	15	11%

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which generally matures in less than 90 days. We generally lend securities with indemnification against broker default. We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $318 billion at Sept. 30, 2009 and $335 billion at Dec. 31, 2008.

Our potential exposure to support agreements was approximately $138 million at Sept. 30, 2009 compared with $244 million at Dec. 31, 2008. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements.

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

Legal Proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions,

The Bank of New York Mellon Corporation    99

Notes to Consolidated Financial Statements	(continued)

including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, we cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that enforceable judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income for a given period. BNY Mellon intends to defend itself vigorously against all of the claims asserted in these legal actions.

As previously disclosed in the Company’s Form 8-K dated Oct. 23, 2009, the Federal Customs Service of the Russian Federation (the “Customs Service”) and The Bank of New York Mellon (the “Bank”), a subsidiary of BNY Mellon, have settled the litigation filed by the Customs Service seeking $22.5 billion. Pursuant to a Settlement and Release Agreement filed therewith, the Customs Service withdrew its claim, the proceedings were terminated by the Russian Arbitrazh Court, and the Customs Service and the Bank exchanged mutual releases. Without any admission of liability, the Bank agreed to pay $14 million in trial costs and expenses, which were previously accrued, to the Customs Service in consideration for the settlement.

As previously disclosed, the Bank filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at the

Bank. Pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court on Dec. 8, 2008, $370 million of cash has been set aside as a reserve, to be used by the Bank if its proof of claim is allowed in the bankruptcy. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against BNY Mellon seeking to disallow the Bank’s claim and seeking damages against the Bank for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. As previously disclosed, the Commodities Futures Trading Commission (“CFTC”) has been investigating the Bank in connection with its relationship to Sentinel.

As previously disclosed, in the fourth quarter of 2007, the Bank is required to file various information and withholding tax returns with the IRS for its corporate trust business and other business lines. In 2007, we discovered certain inconsistencies in supporting documentation and records for The Bank of New York corporate trust business and other business lines. We initiated an extensive company-wide review to identify any inconsistencies in the supporting tax documentation. Any deficiencies that are identified will be promptly remediated. We made an initial disclosure of this matter to the IRS on a voluntary basis in the fourth quarter of 2007 and we continue to work diligently with the IRS to help resolve the matter. BNY Mellon recorded a $13 million reserve as of Sept. 30, 2009 which represents its estimate of the potential tax reporting inconsistencies based on the remediation status and discussions with the IRS to date.

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

The transaction involved payments of U.K. corporate income taxes that generated foreign tax credits over the 2001-2006 periods. The IRS has indicated it intends to seek to disallow interest deductions and the foreign tax credits primarily on the basis the transaction lacked economic substance.

The total amount of disputed tax assessments for the life of the transaction, covering the period from 2001 – 2006, is approximately $900 million including interest. Included in that amount is any exposure resulting from a Statutory Notice of Deficiency, which we received from the IRS on Aug. 17, 2009, for the 2001 and 2002 tax years, and any exposure relating to the 2003 – 2006 tax years, for which tax audits are not yet final. On April 30, 2009, we made a deposit with the IRS to mitigate interest costs that may arise from this disputed tax assessment. BNY Mellon intends to file a petition in the United States Tax Court to dispute the IRS’s claim. We are prepared to vigorously defend our position.

BNY Mellon believes the tax benefits associated with the transaction were consistent with IRS published guidance existing at the time the transaction was entered into and with various federal appellate court decisions. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties on this transaction.

Based on a probability assessment of various potential outcomes, we currently believe our accruals for tax liabilities are adequate for all open years. Probabilities and outcomes are reviewed as events unfold, and adjustments to the tax liabilities are made when appropriate.

As previously disclosed, BNY Mellon self-disclosed to the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities. The SEC and certain state authorities, including the Texas State Securities Board, Florida Office of Financial Regulation, and the New York Attorney General are investigating these transactions. MFM is cooperating fully with the investigations.

As previously disclosed, BNY MCM entered into a letter of Acceptance, Waiver and Consent with FINRA relating to the sale of Auction Rate Securities (“ARS”). Two institutional customers not included in the FINRA settlement have filed lawsuits and one such customer has filed an arbitration proceeding against BNY MCM, alleging misrepresentations and omissions in the sale of ARS to them.

As previously disclosed, BNY Mellon became aware of circumstances suggesting that employees of Mellon Securities LLC (“Mellon Securities”), which executes orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. BNY Mellon self-disclosed this matter to the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the SEC on a voluntary basis. In June 2009, the SEC obtained a formal order of investigation. Mellon Securities is cooperating fully with the investigation.

As previously disclosed, a number of participants in the securities lending program, which is associated with BNY Mellon’s asset servicing business, have filed or threatened lawsuits against BNY Mellon or its affiliates. The participants allege that they have incurred losses, including losses related to investments in Sigma Finance Inc. and Lehman Brothers Holdings, Inc., and seek damages as to those losses. Certain of these cases seek to proceed as class actions. The participants assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty.

As previously disclosed, Bernard L. Madoff has pleaded guilty to engaging in a massive investment fraud through his company, Bernard L. Madoff Investment Securities LLC (“Madoff”). As previously disclosed, BNY Mellon has no direct exposure to the Madoff fraud. Ivy Asset Management LLC (“Ivy”), a subsidiary that primarily manages funds-of-hedge-funds, has not had any funds-of-funds investments with Madoff since 2000. Several investment managers contracted with Ivy as a sub-advisor and one pension fund contracted with Ivy as investment manager; a portion of these funds were invested with Madoff and likely suffered losses as a result of the Madoff fraud.

The Bank of New York Mellon Corporation    101

Notes to Consolidated Financial Statements	(continued)

BNY Mellon and its affiliates, including Ivy, have received subpoenas and document requests in connection with a number of regulatory inquiries regarding Madoff and have been cooperating with these inquiries.

BNY Mellon or its affiliates have been named in a number of civil lawsuits relating to certain investment funds that invested money with Madoff. Ivy acted as a sub-advisor to the managers of some of those funds. Plaintiffs allege that the funds suffered losses in connection with the Madoff investments. Plaintiffs assert various causes of action against BNY Mellon or its affiliates, and other parties, including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds.

The Bank has been named as a defendant in four putative class actions filed in federal court in California in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation (“Medical Capital”). The actions allege that the Bank breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. In a separate action, the SEC has alleged that Medical Capital, along with certain of its affiliates and principals, engaged in securities fraud. The court ordered the appointment of a permanent receiver over Medical Capital. The Bank is not a party to the SEC action.

Note 20 — Business segments

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

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2008 Annual Report on Form 10-K.

For additional information on our business segments, see the Business segment review in BNY Mellon’s second quarter 2009 Quarterly Report on Form 10-Q.

In the second quarter of 2009, the financial results of MUNB were moved from the Other segment into discontinued operations. Historical results in the Other segment have been restated.

The following consolidating schedules show the contribution of our segments to our overall profitability. Business segments are reported on a continuing operations basis for all periods presented.

102    The Bank of New York Mellon Corporation

Notes to Consolidated Financial Statements	(continued)

For the quarter ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$592	$145	$737	$835	$389	$291	$216	$1,731	$(4,684)	$(2,216)
Net interest revenue	6	49	55	228	180	81	151	640	21	716
Total revenue	598	194	792	1,063	569	372	367	2,371	(4,663)	(1,500)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	500	145	645	731	323	251	191	1,496	177	2,318
Income before taxes	$98	$49	$147	$332	$246	$121	$176	$875	$(4,987)	$(3,965)
Pre-tax operating margin (a)	16%	26%	19%	31%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,396	$9,122	$21,518	$59,864	$47,966	$17,827	$24,319	$149,976	$32,215	$203,709 (b)

For the quarter ended Sept. 30, 2008
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$685	$163	$848	$1,082	$529	$317	$263	$2,191	$(113)	$2,926
Net interest revenue	9	50	59	240	170	75	159	644	(22)	681
Total revenue	694	213	907	1,322	699	392	422	2,835	(135)	3,607
Provision for credit losses	-	1	1	-	-	-	-	-	22	23
Noninterest expense	880	170	1,050	1,213	370	290	207	2,080	189	3,319
Income before taxes	$(186)	$42	$(144)	$109	$329	$102	$215	$755	$(346)	$265
Pre-tax operating margin (a)	N/M	20%	N/M	8%	47%	26%	51%	27%	N/M	7%
Average assets	$13,286	$9,801	$23,087	$57,795	$34,264	$18,471	$22,384	$132,914	$40,465	$196,466 (b)

For the nine months ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$1,600	$426	$2,026	$2,558	$1,203	$926	$650	$5,337	$(5,186)	$2,177
Net interest revenue	28	148	176	688	565	250	467	1,970	45	2,191
Total revenue	1,628	574	2,202	3,246	1,768	1,176	1,117	7,307	(5,141)	4,368
Provision for credit losses	-	-	-	-	-	-	-	-	267	267
Noninterest expense	1,427	430	1,857	2,153	964	773	598	4,488	636	6,981
Income before taxes	$201	$144	$345	$1,093	$804	$403	$519	$2,819	$(6,044)	$(2,880)
Pre-tax operating margin (a)	12%	25%	16%	34%	45%	34%	46%	39%	N/M	N/M
Average assets	$12,469	$9,286	$21,755	$61,083	$50,314	$17,811	$25,964	$155,172	$32,262	$209,189 (b)

For the nine months ended Sept. 30, 2008
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total Continuing Operations
Fee and other revenue	$2,232	$490	$2,722	$3,279	$1,415	$943	$747	$6,384	$(209)	$8,897
Net interest revenue	30	144	174	675	499	225	499	1,898	(260)	1,812
Total revenue	2,262	634	2,896	3,954	1,914	1,168	1,246	8,282	(469)	10,709
Provision for credit losses	-	-	-	-	-	-	-	-	50	50
Noninterest expense	2,100	479	2,579	2,783	1,075	856	629	5,343	742	8,664
Income before taxes	$162	$155	$317	$1,171	$839	$312	$617	$2,939	$(1,261)	$1,995
Pre-tax operating margin (a)	7%	25%	11%	30%	44%	27%	50%	35%	N/M	19%
Average assets	$13,311	$10,182	$23,493	$55,019	$33,887	$17,428	$22,587	$128,921	$43,654	$196,068 (b)

(a)	Income before taxes divided by total revenue.
(b)

Including average assets of discontinued operations of $2,077 million in the third quarter of 2009, $2,361 million in the third quarter of 2008, $2,238 million for the first nine months of 2009 and $2,471 million for the first nine months of 2008, consolidated average assets were $205,786 million in the third quarter of 2009, $198,827 million in the third quarter of 2008, $211,427 million in the first nine months of 2009 and $198,539 million in the first nine months of 2008.

N/M—Not meaningful.

The Bank of New York Mellon Corporation    103

Item 4. Controls and Procedures

Disclosure controls and procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our SEC reports is timely recorded, processed, summarized and reported and that information required to be disclosed by BNY Mellon is accumulated and communicated to BNY Mellon’s management to allow timely decisions regarding the required disclosure. In addition, our ethics hotline can also be used by employees and others for the anonymous communication of concerns about financial controls or reporting matters. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

104    The Bank of New York Mellon Corporation

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; the economic outlook for the remainder of 2009; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our segments; the effect of economic conditions on goodwill and intangible assets; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: our anticipated fourth quarter of 2009 tax rate; the impact of deterioration of underlying collateral of our investment securities on future impairments; our strategic focus, including the planned sale of Mellon United National Bank; the expected increase in the percentage of revenue and income from outside the U.S.; targeted capital ratios; the FDIC’s extension of certain programs created to address market events and expenses incurred with respect to these programs; expectations with respect to prepayment of FDIC risk-based assessments; deposit levels; our decision to reduce cash held at central banks and invest in certain types of securities; expectations with respect to earnings per share; expectations with respect to the restructuring of BNY Mellon’s investment securities portfolio, including statements with respect to the impact of the restructuring on future pricing, net interest revenue and risk of future securities losses, retention of the remaining restructured securities; the reflection of declines in the fair value of securities in BNY Mellon’s net income; statements with respect to the value of our securities portfolio and our intent to hold securities until maturity; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; trends in the real estate market; descriptions of our allowance for credit losses and loan losses; expectations with respect to declines in the provision for credit losses; assumptions in amounts of interest income for loans on nonaccrual status; descriptions of our exposure to support agreements; statements with respect to our liquidity targets, including the effect of reductions in securities servicing; access to capital markets; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the materiality of acquisitions; the timing of our reductions in workforce; amount of dividends bank subsidiaries can pay without regulatory waiver; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “confident” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2008 and in the Form 10-Q for the quarter ended March 31, 2009, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by BNY Mellon pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2008 and in the Form 10-Q for the quarter ended March 31, 2009 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Bank of New York Mellon Corporation    105

Part II — Other Information

Item 1. Legal Proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, BNY Mellon cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that enforceable judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income for a given period. BNY Mellon intends to defend itself vigorously against all of the claims asserted in these legal actions.

See the “Legal proceedings” section in Note 19 to the Notes to Consolidated Financial Statements, which portion is incorporated by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the third quarter of 2009.

Issuer purchases of equity securities

Share repurchases during third quarter 2009
(common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan
July 2009	39		$28.20	-
August 2009	34		28.59	-
September 2009	9		29.69	-
Third quarter 2009	82	(a)	$28.53	-
(a)	These shares were purchased at a purchase price of approximately $2 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased under this program in the third quarter of 2009.

At Sept. 30, 2009, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

Item 6. Exhibits

Pursuant to the rules and regulations of the Securities and Exchange Commission, BNY Mellon has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in our public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

The list of exhibits required to be filed as exhibits to this report are listed on page 108 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

106    The Bank of New York Mellon Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: November 6, 2009	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

The Bank of New York Mellon Corporation    107

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “company”).	Previously filed as Exhibit 2.1 to the company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended on Aug. 11, 2009.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of the company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the company as of Sept. 30, 2009. The company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

10.1	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Filed herewith.

10.2	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Filed herewith.

12.1	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

108    The Bank of New York Mellon Corporation

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

The Bank of New York Mellon Corporation    109