Form 10-K
period 2009-12-31
Bank of New York Mellon CORP
filed 2010-02-26
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ✓ ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ✓ ]  Yes    [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17CFR §232.405) during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).  [ ✓ ]  Yes    [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ✓ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [    ] Yes    [ ✓ ]  No

As of June 30, 2009, 1,197,841,614 shares, of the total outstanding shares of 1,202,827,735, of the registrant’s outstanding voting common stock, $0.01 par value per share, having a market value of $35,108,737,706, were held by nonaffiliates.

As of January 31, 2010, 1,208,199,541 shares of the registrant’s voting common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Annual Report:

The Bank of New York Mellon Corporation 2010 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2009 Annual Report to Shareholders-Parts I, II, III and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon”) or (the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 36, including those portions of BNY Mellon’s 2009 Annual Report to Shareholders (the “Annual Report”), which are incorporated by reference herein. For a free copy of BNY Mellon’s Annual Report or BNY Mellon’s Proxy Statement for its 2010 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. BNY Mellon’s Annual Report is, and the Proxy upon filing with the SEC will be, available on our Internet site at www.bnymellon.com. We also make available, free of charge, on our Internet site BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The following materials are also available, free of charge, on our Internet site at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or corpsecretary@bnymellon.com:

•	BNY Mellon’s Code of Conduct, which is applicable to all employees, including BNY Mellon’s senior financial officers;

•	BNY Mellon’s Directors’ Code of Conduct, which is applicable to our directors;

•	BNY Mellon’s Corporate Governance Guidelines; and

•	the Charters of Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk, and Corporate Social Responsibility Committees of the Board of Directors.

The contents of BNY Mellon’s website are not part of this Form 10-K.

Forward-looking Statements

This Form 10-K contains statements relating to future results of BNY Mellon that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: all statements about the future results of BNY Mellon, projected business growth, statements with respect to the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to: the Community Reinvestment Act; the effect of regulation of current financial markets on competition; the implementation and impact of pending and proposed legislation and regulation, including the Federal Reserve and Financial Stability Boards’ proposals on compensation policies, the proposed Financial Crisis Responsibility Fee, Basel II and the SEC’s proposed and adopted money market reforms; the adequacy of our owned and leased facilities; access to capital markets; the impact of judgments and settlements, if any, arising from pending or potential legal actions or regulatory matters; and the adequacy of tax reserves. These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated in this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in Item 1A. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to uncertainties inherent in the litigation and litigation settlement process.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

In this Form 10-K, references to “our,” “we,” “us,” and similar terms for periods on or after July 1, 2007, refer to BNY Mellon and prior to July 1, 2007, refer to The Bank of New York Company, Inc.

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

2 BNY Mellon

PART I

ITEM 1. BUSINESS

Description of Business

On July 1, 2007, The Bank of New York Company, Inc. and Mellon Financial Corporation (“Mellon Financial”) merged into The Bank of New York Mellon Corporation (“BNY Mellon”), with The Bank of New York Mellon Corporation being the surviving entity. The merger was accounted for as a purchase of Mellon Financial by The Bank of New York Company, Inc. for accounting and financial reporting purposes. For additional information on the merger, see Note 3 of Notes to Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report (“Annual Report”), which portions are incorporated herein by reference.

The Bank of New York Mellon Corporation (NYSE symbol: BK) is a global financial services company headquartered in New York, New York, with approximately $1.1 trillion in assets under management and $22.3 trillion in assets under custody and administration. For a further discussion of BNY Mellon’s products and services, see the “Overview” and “Business segments review” sections in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section in the Annual Report, which portions of the Annual Report are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding BNY Mellon, which is incorporated herein by reference.

We were formed as a bank holding company and have our executive offices in New York. With its predecessors, BNY Mellon has been in business since 1784.

Our two principal banks are:

•

The Bank of New York Mellon, a New York state chartered bank, formerly named “The Bank of New York”, which houses our institutional businesses, including Asset Servicing, Issuer Services, Treasury Services, Broker-Dealer and Advisor Services and the bank-advised business of Asset Management.

•	BNY Mellon, National Association (“BNY Mellon, N.A.”), a nationally-chartered bank, formerly named “Mellon Bank, N.A.”, which houses our Wealth Management business.

Our U.S. bank subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities. The deposits of the U.S. banking subsidiaries are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

We have two U.S. trust companies – The Bank of New York Mellon Trust Company, National Association and BNY Mellon Trust Company of Illinois. These companies house trust products and services across the U.S. Also concentrating on trust products and services is BNY Mellon Trust of Delaware, a Delaware bank. Most asset management businesses, along with our Pershing businesses, are direct or indirect non-bank subsidiaries of our Parent, The Bank of New York Mellon Corporation.

We divide our businesses into seven segments: Asset Management; Wealth Management; Asset Servicing; Issuer Services; Clearing Services; Treasury Services and Other. Information on international operations is presented in the Annual Report in “Results of Operations – Net interest revenue – Average balances and interest rates”, “International operations”, “Consolidated balance sheet review – Loans – Loans by product,” and “Consolidated balance sheet review – Loans – International loans” which are incorporated herein by reference.

Principal Entities

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2009.

Discontinued Operations

As discussed in Note 4 of Notes to Consolidated Financial Statements in the Annual Report, BNY Mellon reports results using the discontinued operations method of accounting. Note 4 is incorporated herein by reference. All information in this Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

BNY Mellon     3

PART I (continued)

Supervision and Regulation

BNY Mellon and its bank subsidiaries are subject to an extensive system of banking laws and regulations in the United States and the other countries in which we operate that are intended primarily for the protection of the customers and depositors of BNY Mellon’s bank subsidiaries rather than holders of BNY Mellon’s securities. These laws and regulations govern such areas as levels of capital, permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, our subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds rather than holders of BNY Mellon’s securities. In addition, BNY Mellon and its subsidiaries are subject to general U.S. federal laws and regulations, and to the laws and regulations of the states or countries in which BNY Mellon and its subsidiaries are organized or conduct businesses. Described below are the material elements of selected laws and regulations applicable to BNY Mellon and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of BNY Mellon and its subsidiaries.

Market disruptions have led to numerous proposals in the United States and internationally. For potentially significant changes in the regulation of the financial services industry and their potential impact on us, see “Risk Factors – Recent legislative and regulatory initiatives may significantly impact our financial condition, operations, capital position and ability to pursue business opportunities” in Part I, Item 1A of this Annual Report on Form 10-K.

Regulated Entities of BNY Mellon

BNY Mellon is regulated as a bank holding company and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “BHC Act”). As such, it is subject to the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In general, the BHC Act limits the business of bank holding companies that are FHCs to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto, and, as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial companies.

Our ability to maintain FHC status is dependent upon a number of factors, including our U.S. depository institution subsidiaries continuing to qualify as “well capitalized” as described under “Prompt Corrective Action” below.

An FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies without FHC status or to continue such activities. Currently, we meet these requirements. The Bank of New York Mellon, which is BNY Mellon’s largest bank subsidiary, is a New York state chartered bank, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and the New York State Banking Department (the “NYSBD”). BNY Mellon’s national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association, are subject to primary supervision, regulation and examination by the Office of the Comptroller of the Currency (the “OCC”).

We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are SEC registered broker-dealers and members of Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization. BNY Mellon’s U.S. non-bank subsidiaries engaged in securities-related activities are regulated by the SEC.

4     BNY Mellon

PART I (continued)

Certain of our subsidiaries are registered investment advisors under the Investment Advisers Act of 1940, as amended and, as such, are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws and regulations of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Our subsidiaries advise both public investment companies which are registered with the SEC under the Investment Company Act of 1940 (the “‘40 Act”), including the Dreyfus family of mutual funds, and private investment companies which are not registered under the ‘40 Act. The shares of most investment companies advised by our subsidiaries are qualified for sale in all states in the U.S. and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification.

Certain of BNY Mellon’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the U.K. pursuant to the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the Financial Services Authority (“FSA”). The FSA has broad supervisory and disciplinary powers. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain U.K. investment funds, including Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K. regulated subsidiaries of BNY Mellon, are registered with the FSA and are offered for retail sale in the U.K.

Certain of BNY Mellon’s public finance activities are regulated by the Municipal Securities Rulemaking Board. Certain of BNY Mellon’s subsidiaries are registered with the Commodity Futures Trading Commission (the “CFTC”) as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate.

Dividend Restrictions

BNY Mellon is a legal entity separate and distinct from its bank subsidiaries and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our bank subsidiaries and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by our subsidiaries or of trust preferred securities issued by a trust or to pay dividends on our own equity securities. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory consent. If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC, the Federal Reserve Board and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would deplete a depository institution’s capital to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividends if the institution is under capitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

The Federal Reserve Board has issued a policy statement with respect to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition.

BNY Mellon     5

PART I (continued)

The ability of BNY Mellon’s bank subsidiaries to pay dividends to BNY Mellon may also be affected by various minimum capital requirements for banking organizations. For example, as a result of charges related to the restructuring of BNY Mellon’s securities portfolio in 2009, The Bank of New York Mellon and BNY Mellon, N.A. will require regulatory consent prior to paying a dividend. In addition, any increase in the ongoing quarterly dividend to our common stockholders would require consultation with the Federal Reserve. For a further discussion of restrictions on dividends, see the “Liquidity and dividends” section in the MD&A section in the Annual Report and the first five paragraphs of Note 22 of Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference. Further, BNY Mellon’s right to participate in the assets or earnings of a subsidiary is subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates

There are certain restrictions on the ability of BNY Mellon and its non-bank affiliates to borrow from, and engage in other transactions with, its bank subsidiaries. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of BNY Mellon or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to BNY Mellon and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. In addition, certain bank transactions with affiliates must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

Unsafe and Unsound Practices

The federal banking agencies have authority to prohibit the banks they supervise from engaging in any activity which, in the appropriate agency’s opinion, constitutes an unsafe or unsound practice in conducting the bank’s business. The Federal Reserve

Board has similar authority with respect to BNY Mellon and our non-bank subsidiaries. In addition, the NYSBD also has similar authority with respect to The Bank of New York Mellon.

Deposit Insurance

Our U.S. banking subsidiaries, including The Bank of New York Mellon and BNY Mellon, N.A. accept deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund (the “DIF”) is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.

As part of its efforts to rebuild the DIF, the FDIC adopted a rule imposing a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009 subject to a cap of 10 basis points of average assessable domestic deposits for the second quarter of 2009. This special assessment totaled approximately $61 million for our bank subsidiaries. Additionally, as part of its efforts to rebuild the DIF, the FDIC also required insured depository institutions, including our bank subsidiaries, to prepay their estimated assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. On Dec. 30, 2009, The Bank of New York Mellon and BNY Mellon, N.A., our two principal banks, prepaid an aggregate of $295 million for their estimated quarterly risk-based assessments for these periods.

We also participated in the FDIC’s Temporary Liquidity Guarantee Program. See page 12 for a discussion of deposit insurance related to that program.

Source of Strength

Under the BHC Act and Federal Reserve Board policy, BNY Mellon is expected to act as a source of financial strength to its bank subsidiaries and to commit capital and financial resources to those subsidiaries. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. In addition, any loans by BNY Mellon to its bank subsidiaries would be subordinate in right of payment to depositors and to certain other indebtedness of its banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the

6     BNY Mellon

PART I (continued)

capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Liability of Commonly Controlled Institutions and Related Matters

The FDI Act contains a “cross-guarantee” provision that could result in any insured depository institution owned by BNY Mellon being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by BNY Mellon.

In addition, under the National Bank Act, if the capital stock of a national bank, such as BNY Mellon, N.A. or The Bank of New York Mellon Trust Company, National Association, is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Regulatory Capital

The federal bank regulatory authorities have substantially similar risk-based capital and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital guidelines currently applicable to bank holding companies are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). As discussed further below, the federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks”, including BNY Mellon, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in June 2004 and updated in November 2005.

Under the existing Basel I-based guidelines, the risk-based capital ratio is determined by dividing the components of capital, described further below, by risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit). Risk-adjusted assets are determined by classifying assets and certain off-balance sheet items into weighted categories. The required minimum ratio of “Total capital” (the sum of Tier 1 and Tier 2) to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is currently 8%. The required minimum ratio of Tier 1 capital to risk-adjusted assets is 4%. At Dec. 31, 2009, BNY Mellon’s Total capital and Tier 1 capital to risk-adjusted assets ratios were 16.0% and 12.1%, respectively. Additional information on the calculation of our Tier 1 capital, Total capital and risk-weighted assets is set forth in “Capital” in the MD&A section in the Annual Report, which portion of the Annual Report is incorporated herein by reference.

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

The federal bank regulatory agencies are mandating the adoption of Basel II for “core” banks. BNY Mellon and its depository institution subsidiaries are “core” banks. The only approach available to “core” banks is the Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk.

The U.S. Basel II final rule, published by the U.S. regulatory agencies, became effective on April 1, 2008. Under the final rule, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old guidelines and new guidelines.

In the U.S., we will begin the parallel run of calculations under both the old and new guidelines in the second quarter of 2010. Beginning Jan. 1, 2008, we implemented the Basel II Standardized Approach for our banks organized in the United Kingdom, Belgium and Luxembourg. We

BNY Mellon     7

PART I (continued)

maintain an active dialogue with U.S. and international regulatory jurisdictions to facilitate a smooth Basel II reporting process. We believe Basel II will not constrain our current business practices.

The Federal Reserve Board requires bank holding companies to comply with minimum leverage ratio guidelines. The leverage ratio is the ratio of a bank holding company’s Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The guidelines require a minimum leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At Dec. 31, 2009, our leverage ratio was 6.5%.

The Federal Reserve Board’s capital guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the guidelines indicate that the Federal Reserve Board will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total assets (excluding intangibles).

Basel Proposed Capital and Liquidity Requirements

On Dec. 17, 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation, which are intended to address lessons learned from the financial crisis that began in 2007. The document titled “Strengthening the Resilience of the Banking Sector”, which proposes reforms to bank capital, and the document titled “International Framework for Liquidity Risk Management, Standards and Monitoring” are discussed below. The proposal included in the document titled “Strengthening the Resilience of the Banking Sector” would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Among other things, the proposal would disqualify certain capital instruments – including U.S.-style trust preferred securities and other instruments that effectively pay cumulative distributions – from Tier 1 capital status.

The liquidity proposals included in the document titled “International Framework for Liquidity Risk Management, Standards and Monitoring”, would impose two measures of liquidity risk exposure, one based on a 30-day time horizon and the other addressing longer-term structural liquidity mismatches over a one-year time period.

The Basel Committee indicated that it expects final provisions responsive to the proposals to be implemented by Dec. 31, 2012. Ultimate implementation in individual countries, including the United States, is subject to the discretion of the bank regulators in those countries. The Basel Committee’s final proposals may differ from the proposals released in December 2009, and the regulations and guidelines adopted by regulatory authorities having jurisdiction over BNY Mellon and its subsidiaries may differ from the final accord of the Basel Committee. Moreover, although some aspects of the Basel Committee proposals were quite specific (for example, the definition of the components of capital), others were merely conceptual (for example, the description of the leverage test) and others not specifically addressed (for example, the minimum percentages for required capital ratios). We are not able to predict at this time the content of guidelines or regulations that will ultimately be adopted by regulatory agencies having authority over BNY Mellon and its subsidiaries or the impact of changes in capital and liquidity regulation upon us. However, if current requirements are revised to mandate that BNY Mellon and its bank subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, it could significantly impact our financial condition, operations, capital position and ability to pursue business opportunities.

U.S. Treasury Proposed Capital Requirements

In September 2009, the U.S. Department of the Treasury issued a policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” This statement sets forth core principles that the Treasury believes would shape a new international capital accord to better protect the safety and soundness of

8     BNY Mellon

PART I (continued)

individual banking firms and the stability of the global financial system and economy. These core principles include: (a) capital requirements should be designed to protect the stability of the financial system, not just the solvency of individual banking firms; (b) capital requirements for all banks should be increased and those that could pose a threat to overall financial stability should be higher than others; (c) there should be a greater emphasis on higher quality forms of capital (common equity should constitute a “large majority” of a bank’s Tier 1 capital); (d) risk-based capital requirements should be a function of the relative risk; (e) the procyclicality of the regulatory capital and accounting regimes should be reduced (hold a larger buffer over banks’ minimum capital requirements during good times); (f) banks should be subject to a simple, non-risk-based leverage constraint; (g) banks should be subject to a conservative, explicit liquidity standard; and (h) stricter capital and liquidity requirements for the banking system should not be allowed to result in the re-emergence of an under-regulated non-bank financial sector that poses a threat to financial stability.

The U.S. Department of the Treasury issued this statement to facilitate the process of reaching a domestic and then international consensus on a new regulatory capital and liquidity regime for global banking firms. The Department of the Treasury seeks to reach a comprehensive international agreement on the new global framework by Dec. 31, 2010, with implementation of the reforms effective Dec. 31, 2012.

Prompt Corrective Action

The FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2009, all of our bank subsidiaries were well-capitalized based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not be an accurate representation of the bank’s overall financial condition or prospects.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve Board. In October 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve Board, including bank holding companies such as BNY Mellon. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking

BNY Mellon     9

PART I (continued)

organizations,” including us. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the Federal Reserve Board’s policies on executive compensation are continuing to develop, and we expect that these policies will evolve over a number of years.

In September 2009, the Financial Stability Board, established by the leaders of the Group of 20, released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. Thus far, regulators in a number of countries, including the United Kingdom, France and Germany, have proposed or adopted policies related to compensation at financial institutions. These policies are in addition to the proposals made by the Federal Reserve Board in October 2009. The United Kingdom has announced a 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded to “relevant banking employees” at such institutions between Dec. 9, 2009 and April 5, 2010 or awarded under arrangements made between those dates. Separately, the FDIC has solicited comments on whether to amend its risk-based deposit insurance assessment system to potentially increase assessment rates on financial institutions with compensation programs that put the DIF at risk.

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution such as The Bank of New York Mellon or BNY Mellon, N.A., upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;
•	to enforce the terms of the depository institution’s contracts pursuant to their terms; or
•

to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of The Bank of New York Mellon or BNY Mellon, N.A. the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

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

10     BNY Mellon

PART I (continued)

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

Eligible borrowers under the ABCP Program include all U.S. depository institutions, U.S. bank holding companies, U.S. branches and agencies of foreign banks and broker-dealers. Eligible borrowers were permitted to borrow funds under the ABCP Program in order to fund the purchase of eligible ABCP from an MMMF. The MMMF must be a fund that qualifies as a money market mutual fund under Rule 2a-7 of the ‘40 Act. ABCP used for collateral in the ABCP Program must be rated no lower than A1, F1 or P1, U.S. dollar denominated and from a U.S. issuer. The ABCP Program ended on Feb. 1, 2010.

Borrowings under the ABCP Program are non-recourse. Further, the ABCP pledged under the ABCP Program receives a 0% risk weight for risk-based capital purposes and is excluded from average total consolidated assets for leverage capital purposes.

BNY Mellon repaid all borrowings related to this program in early 2009.

Temporary Guarantee Program for Money Market Mutual Funds

In September 2008, the U.S. Treasury Department opened its Temporary Guarantee Program for Money Market Mutual Funds (the “Temporary Guarantee Program”), under which the U.S. Treasury guaranteed the share price of any publicly offered eligible money market fund that applied for and paid a fee to participate in the Temporary Guarantee Program. All money market funds that are structured within the confines of Rule 2a-7 of the ‘40 Act that maintain a stable share price of $1.00, are publicly offered and are registered with the SEC were eligible to participate in the Temporary Guarantee Program.

The Temporary Guarantee Program provided coverage to shareholders for amounts that they held in participating money market funds at the close of business on Sept. 19, 2008. The guarantee was triggered if the market value of assets held in a participating fund fell below $0.995 per share, the fund’s sponsor chose not to maintain the $1.00 share price, and the fund’s board determined to liquidate the fund. Each Dreyfus and BNY Mellon Funds Trust money market fund entered into a Guarantee Agreement with the Department of the Treasury which permitted these funds to participate in the Temporary Guarantee Program.

The Temporary Guarantee Program was designed to address temporary dislocations in credit markets and initially was scheduled to run through Dec. 18, 2008. The Department of the Treasury extended the Temporary Guarantee Program until Sept. 18, 2009 but chose not to further extend the program. Accordingly, as of Sept. 18, 2009, the program no longer provides any guarantee against loss to money market fund shareholders with respect to fund shares held.

U.S. Treasury Program – Investment in U.S. Financial Institutions

In October 2008, the U.S. government announced the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) authorized under the Emergency Economic Stabilization Act of 2008 (“EESA”). The intention of this program is to encourage U.S. financial institutions to build capital, to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the CPP, BNY Mellon issued $3 billion of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, and a warrant for common stock to the U.S. Treasury. In June 2009, we repurchased the Series B Preferred Stock for $3.0 billion, which reflects the liquidation value of the preferred stock. BNY Mellon paid the U.S. Treasury an aggregate of approximately $95 million in dividends on the Series B preferred shares from Oct. 28, 2008 through the repurchase date. In August 2009, we repurchased the warrant issued to the U.S. Treasury for $136 million.

BNY Mellon     11

PART I (continued)

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). This program:

•

Guarantees certain types of senior unsecured debt issued by participating U.S. bank holding companies, U.S. savings and loan holding companies and FDIC-insured depositary institutions between Oct. 14, 2008 and Oct. 31, 2009, including promissory notes, commercial paper and any unsecured portion of senior debt. In 2009, BNY Mellon issued approximately $600 million of FDIC-guaranteed debt maturing June 29, 2012 under this program, which was the maximum amount of the debt permissible for it under the TLGP. At Dec. 31, 2009, $2 billion of other companies’ debt guaranteed by the FDIC under the Temporary Liquidity Guarantee Program is included in BNY Mellon’s investment securities portfolio.

•

Provides full FDIC deposit insurance coverage for funds held by participating FDIC-insured depository institutions (“IDI”) including deposits held at BNY Mellon for over $250,000 in noninterest bearing transaction deposit accounts until Dec. 31, 2009. This program was extended for participating IDIs until June 30, 2010. BNY Mellon elected to opt-out of the extension of this program. Our participation in the program ended on Dec. 31, 2009.

Money Market Investor Funding Facility

In October 2008, the Federal Reserve Board announced the creation of the Money Market Investor Funding Facility (“MMIFF”), which supports a private-sector initiative designed to provide liquidity to U.S. money market investors.

Under the MMIFF, the Federal Reserve Bank of New York provided senior secured financing to a series of special purpose vehicles (“SPVs”) that purchase high-

quality money market instruments maturing in 90 days or less from U.S. money market funds. Eligible assets include U.S. dollar-denominated certificates of deposit and commercial paper issued by highly rated financial institutions and having remaining maturities of 90 days or less. Eligible investors include U.S. money market mutual funds and over time may include other U.S. money market investors. In January 2009, the Federal Reserve Board expanded the set of institutions eligible to participate in the MMIFF from U.S. money market mutual funds to also include U.S.-based securities lending cash collateral reinvestment funds, portfolios and accounts (securities lenders) and U.S.-based investment funds that operate in a manner similar to money market mutual funds, such as certain local government investment pools, common trust funds and collective investment funds.

The MMIFF became operational on Nov. 24, 2008, with SPVs becoming eligible to begin purchasing assets on that date. The MMIFF expired on Oct. 30, 2009.

SEC Adopts Money Market Fund Reforms

In February 2010, the SEC adopted new rules intended to increase the resilience of money market funds to economic stresses and reduce the risks of runs on the funds by tightening maturity and credit quality standards and imposing new minimum liquidity requirements. In part, these rules (a) limit fund purchases of Second Tier securities (securities of other than the highest credit quality) to 3% of total net assets; (b) establish minimum Daily and Weekly Liquidity Standards for funds (10% of a fund’s assets must be invested in “Daily Liquid Assets” and 30% in “Weekly Liquid Assets”, which generally include cash, U.S. Government securities, or securities readily convertible to cash within one or five business days, respectively); (c) establish a General Liquidity Requirement and for funds to adopt related “Know Your Investor” procedures; (d) require funds to limit purchases of securities that are not “Liquid Assets” to 5% of total net assets; (e) reduce maximum portfolio weighted average maturity from 90 days to 60 days; (f) establish a maximum “weighted average life to maturity” of 120 days (to reduce spread risk); (g) require that funds

12     BNY Mellon

PART I (continued)

perform periodic stress tests of fund portfolios; (h) enhance fund portfolio holdings disclosure requirements; (i) mandate the ability to process investor redemption orders at a price of less than $1; and (j) empower fund boards to suspend redemptions if a fund is about to “break” the $1 share price and the board decides to liquidate the fund.

The SEC Commissioners, in voting to approve these reforms, indicated publicly that they anticipate a second round of rule-making with additional reforms in the foreseeable future. Issues mentioned for consideration include a private liquidity facility for money market funds, a floating net asset value (“NAV”) money market fund to replace the fixed NAV money market fund that is prevalent today, a possible two-tiered regulatory system for fixed and floating NAV money market funds, and other matters raised in President Obama’s Working Group Report (once issued).

We believe that the reforms adopted by the SEC in February 2010 will have a minimal impact on our money market mutual fund business. However, if further reforms of the type being contemplated by the SEC Commissioners are implemented, they may have a greater effect on altering money market mutual funds industry-wide.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 requires U.S. banks to help serve the credit needs of their communities, including credit to low and moderate income individuals and geographies. Should BNY Mellon or its U.S. bank subsidiaries fail to adequately serve these communities, potential penalties could be imposed, including regulatory denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act, and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by BNY Mellon may be subject to informal notice and approval by the Federal Reserve Board or other regulatory authorities.

Legislative Initiatives

Various legislative initiatives, such as those discussed in this section, are from time to time introduced in Congress or relevant state legislatures. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

Proposals to Limit Activities and Size of Financial Institutions and Tax Large Financial Firms

In January 2010, President Obama announced two initiatives aimed at U.S. financial institutions. The first proposes to limit both the size and scope of U.S. financial institutions (the “Volcker Rule”). The Volcker Rule would prohibit U.S. banks, bank holding companies and other depository institution holding companies from owning, investing in or sponsoring hedge funds, private equity funds and proprietary trading operations that are unrelated to serving client needs. In addition, the Volcker Rule seeks to limit the consolidation of the financial sector by restricting the growth of the market share of liabilities, including non-deposit funding, at the largest financial firms. This limit would supplement existing caps on the market share of deposits.

The second proposal is a “Financial Crisis Responsibility Fee,” a tax that would be levied on bank, thrift and insurance companies and broker-

BNY Mellon     13

PART I (continued)

dealers with more than $50 billion in consolidated assets. As currently proposed, the fee would go into effect on June 30, 2010 and would remain in force for 10 years or longer. The fee would be calculated on total assets excluding Tier 1 capital and assessed deposits. Based on the amounts of assets on its balance sheet at Dec. 31, 2009, BNY Mellon estimates that it would be responsible for paying approximately $200 million annually under this proposal, if enacted as currently proposed.

Financial regulatory reform continues to be a top priority for the Obama Administration. The U.S. House of Representatives (the “House”) passed the “Wall Street Reform and Consumer Protection Act” on Dec. 11, 2009. The U.S. Senate has not yet enacted legislation in this area. The Senate Banking Committee draft bill, “Restoring American Financial Stability Act of 2009” is still in draft form and currently under discussion. Both legislative products focus on measures to improve financial stability, provide for more effective bank supervision, enhance the regulation of consumer financial products and services through the establishment of a Consumer Financial Protection Agency and allow for better coordination between regulatory agencies. The House’s bill would establish a Systemic Dissolution Fund to help wind down financial institutions when necessary. The fund would be pre-funded by FDIC assessments on large financial companies with assets exceeding $50 billion, to pay for the resolution of a bank holding company, a systemically important financial company, an insurance company or any other financial company. The Senate Banking Committee’s draft proposal has a similar resolution mechanism and sets the threshold at $10 billion or more.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Asset Servicing, Clearing and Treasury Services business segments compete with domestic and foreign banks that offer institutional trust, custody products and cash management products, as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

As a result of current conditions in the global financial markets and the economy in general, competition could intensify and consolidation of financial service companies could increase.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1A, “Risk Factors – Competition” below, which is incorporated into this Item by reference.

Employees

At Dec. 31, 2009, BNY Mellon and its subsidiaries had approximately 42,200 employees.

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

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in “Net interest revenue” and the “Supplemental information – Rate/volume analysis” sections and in Note 11 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

14     BNY Mellon

PART I (continued)

II.    Investment Portfolio

A.    Book Value of Investments;

B.    Maturity Distribution and Yields of Investments; and,

C.     Aggregate Book Value and Market Value of Investments where Issuer Exceed 10% of Stockholders’ Equity

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Investment securities” sections and in Note 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

III.    Loan Portfolio

A.    Types of Loans and

B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review– Loans” section and Note 1 and Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C.    Risk Elements and

D.    Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans and Non-performing assets” and “International operations-Cross-border risk” sections and Note 1 and Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

IV.     Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Asset Quality and Allowance for Credit Losses” section, which is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented in the “Asset Quality and Allowance for Credit Losses” section in the Annual Report, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report “Credit Risk” section, in “Critical Accounting Estimates” in Note 1 of the Notes to Consolidated Financial Statements under “Allowance for Loan Losses and Allowance for Lending Related Commitments” and in Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V.    Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Deposits” sections and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

VI.    Return on Equity and Assets

Information required by this section of Guide 3 is set forth in the Annual Report in the “Financial Summary” section, which portion is incorporated herein by reference.

VII.    Short-Term Borrowings

Information required by this section of Guide 3 is set forth in the Annual Report in the “Other Borrowings” section, which portion is incorporated herein by reference.

Replacement Capital Covenant

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon Financial of £200,050,000 aggregate principal amount of Mellon Financial’s 6.369% junior subordinated debentures (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of £200,000,000 aggregate principal amount of the Trust’s 6.369% preferred securities (the “Preferred Securities”). We refer to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “Securities.” Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligations under the RCC.

BNY Mellon agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called

BNY Mellon     15

PART I (continued)

“Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	BNY Mellon and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exceptions, unless
•

BNY Mellon has obtained the prior approval of the Federal Reserve Board to do so if such approval is then required under the Federal Reserve Board’s capital guidelines applicable to bank holding companies, and

•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received during the six months prior to delivery of notice of such repayment or redemption or the date of such repurchase from issuance of other securities specified in the RCC that, generally described, based on current standards are expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the Securities at the time of such repayment, redemption or repurchase; and

•

BNY Mellon will not pay any interest that has been deferred on the Junior Subordinated Debt Securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the RCC, subject to certain limitations, and BNY Mellon will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

The series of long-term indebtedness for borrowed money that is Covered Debt under the RCC as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date of such series, (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date, and (iii) if such series meets the other eligibility requirements set forth in the RCC for Covered Debt but is not subordinated debt, then the date (if any) on which BNY Mellon issues a series of long term indebtedness for money borrowed that meets the eligibility requirements of the RCC but is subordinated debt. The RCC includes provisions under which a new series of BNY Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the RCC.

The full text of the RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated Sept. 20, 2006. The description of the RCC set forth above is qualified by reference to its full text.

On June 19, 2007, Mellon Financial entered into a Replacement Capital Covenant (the “2007 RCC”) in connection with the issuance by Mellon Financial of $500,100,000 aggregate principal amount of Mellon Financial’s 6.044% Junior Subordinated Notes (the “Junior Notes”) to Mellon Capital IV (the “2007 Trust”) and the issuance by the 2007 Trust of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate. Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligation under the 2007 RCC.

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
•

BNY Mellon has obtained the prior approval of the Federal Reserve Board to do so if such approval is then required under the Federal Reserve Board’s capital guidelines applicable to bank holding companies and

16     BNY Mellon

PART I (continued)

•

the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received during the 180 days prior to delivery of notice of such redemption or repurchase from issuance of common stock or other securities specified in the 2007 RCC that, generally described, based on current standards, are expected to receive equity credit at the time of issuance equal to or greater than the equity credit attributed to the 2007 Securities at the time of such redemption or repayment.

The series of long-term indebtedness for borrowed money that is Covered Debt under the 2007 RCC as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including Mellon Financial’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date or the defeasance of such series; (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date; and (iii) if such series meets the other eligibility requirements set forth in the 2007 RCC for Covered Debt but is not subordinated debt, then the date (if any) on which BNY Mellon issues a series of long-term indebtedness for money borrowed that meets the eligibility requirements of the 2007 RCC but is subordinated debt. The 2007 RCC includes provisions under which a new series of BNY Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the 2007 RCC.

The full text of the 2007 RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated June 20, 2007. The description of the 2007 RCC set forth above is qualified by reference to its full text.

ITEM 1A.  RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this Annual Report on Form 10-K or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Annual Report on Form 10-K. See “Forward-Looking Statements.”

Current uncertainties in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the domestic and global financial markets and the economy generally, both in the U.S. and elsewhere around the world. While there are indications that both the financial markets and the economy have recovered somewhat from the recent world-wide recession, there appear to remain depressed home prices and increasing foreclosures, volatile equity market values, high unemployment, declining business and consumer confidence and the risk of increased inflation. These factors continue to have a significant effect on both the global economy and our business. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business and our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	The amount and range of our market risk exposures have been increasing over the past several years, and may continue to do so.
•

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Asset and Wealth Management segments.

•	Fluctuations in global market activity could impact the flow of investment capital into or

BNY Mellon     17

PART I (continued)

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

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•

The process we use to estimate losses inherent in our credit exposure and to ascertain the fair value of securities held by us is subject to uncertainty in that it requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these conditions might impair the ability of our borrowers and others to meet their obligations.

•

Our ability to access the public capital markets on favorable terms or at all could be adversely affected by further disruptions in the markets or other events, including actions by rating agencies and deteriorating investor expectations.

•

FDIC premiums have become considerably higher recently because market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. Premiums may continue to increase until the value of the fund has returned to levels the FDIC determines appropriate.

•	The value of our investments in equity and debt securities, including our marketable debt securities and pension and other post-retirement plan assets, may decrease.

Levels of market volatility have been unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than two years. While markets have stabilized in recent months, further upheaval could produce downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under less volatile market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to continue, such as the recent conditions in the global financial markets and global economy. See the “Risk Management” section of the Annual Report, which is incorporated herein by reference.

If markets experience further upheavals, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We may experience further write-downs of our financial instruments and other losses related to volatile and illiquid market conditions; impairment of our instruments could harm our earnings.

We maintain an investment securities portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio consists of non-agency residential mortgage-backed securities, commercial mortgage-backed securities and credit cards, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer credit losses, as we experienced with some of our investments in fiscal 2009, we may recognize in earnings the credit losses as an other-than-temporary impairment. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Market Risk” in our Annual Report, which section is incorporated herein by reference.

Competition—We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

18     BNY Mellon

PART I (continued)

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

Regulators have recently put forward various proposals that may impact our ability to conduct certain of our businesses in a cost-effective manner or at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose additional taxes on certain financial institutions. These or other similar proposals, which may not apply to all of our competitors, could adversely impact our ability to compete effectively.

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

BNY Mellon     19

PART I (continued)

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparties or clients. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

20     BNY Mellon

PART I (continued)

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

Our net interest revenue and cash flows are sensitive to interest rate changes and changes in valuations in the debt or equity markets over which we have no control. Our net interest revenue is the difference between the interest income earned on our interest-earning assets, such as the loans we make and the securities we hold in our investment portfolio, and the interest expense incurred on our interest-bearing liabilities, such as deposits and borrowed money. We also earn net interest revenue on interest-free funds we hold.

The global market crisis has triggered a series of cuts in interest rates. During fiscal 2009, the Federal Open Market Committee kept the target federal funds rate between 0% and 0.25%. The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds and related distribution fees in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability. Further volatility in interest rates could trigger one or more of the following additional effects:

•

changes in net interest revenue depending on our balance sheet position at the time of change. See discussion under “Asset/liability management” in the Annual Report, which portion of the Annual Report is incorporated herein by reference;

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

A more detailed discussion of the interest rate and market risks we face is contained in the “Risk Management” section of the Annual Report, which is incorporated herein by reference.

Capital Adequacy—We are subject to capital adequacy guidelines and, if we fail to meet these guidelines, our financial condition would be adversely affected.

Under regulatory capital adequacy guidelines and other regulatory requirements, BNY Mellon and our subsidiary banks and broker-dealers must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If our company, our subsidiary banks, or broker-dealers failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. In light of recent market events, proposed regulations, including President Obama’s recent proposal to limit the market share of liabilities

BNY Mellon     21

PART I (continued)

at large financial firms, and proposed changes in regulatory accords on international banking institutions formulated by the Basel Committee on Banking Supervision and implemented by the Federal Reserve Board, BNY Mellon and our subsidiary banks may be required to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, these regulations. Failure by our largest subsidiary to maintain its status as “well-capitalized” and “well managed,” if unremedied over a period of time, would cause us to lose our status as a FHC and could affect the confidence of clients in us, thus also compromising our competitive position. See “Supervision and Regulation” above and “Liquidity and dividends”, “Capital — Capital Framework” and “— Capital Adequacy” in the Annual Report, which portions are incorporated herein by reference.

Access to Capital Markets—If our ability to access the capital markets is diminished, our business may be adversely affected.

Our business is dependent in part on our ability to access successfully the capital markets on a regular basis. We rely on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from our consolidated operations. Events or circumstances, such as rising interest rates, market disruptions or loss of confidence of debt purchasers or counterparties in us or in the funds markets, could limit our access to capital markets, increase our cost of borrowing, adversely affect our liquidity, or impair our ability to execute our business plan. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

We are subject to extensive government regulation and supervision, including regulation and supervision in non-U.S. jurisdictions.

We operate in a highly regulated environment, being subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. In light of the current conditions in the global financial markets and economy, the Obama administration, Congress and regulators have increased their focus on the regulation of the financial services industry. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Although we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Supervision and Regulation” above. Some of the governmental authorities which may assert jurisdictional regulatory authority over us are located in and operate under jurisdictions outside the United States. Such jurisdictions may utilize legal principles and systems that differ materially from those encountered in the United States. Among other things, litigation in foreign jurisdictions may be decided much more quickly than in the U.S., trials may not involve testimony of witnesses who are in the courtroom and subject to cross-examination, and trials may be based solely on submission of written materials. These factors can make issues of regulatory compliance and legal proceedings more difficult to assess.

Recent legislative and regulatory initiatives may significantly impact our financial condition, operations, capital position and ability to pursue business opportunities.

The recent economic and political environment has led to legislative and regulatory initiatives, both enacted and proposed, that could substantially intensify the regulation of the financial services industry and may significantly impact us. For example, the Obama administration, Congress and our

22     BNY Mellon

PART I (continued)

regulators are currently considering a variety of proposals that would make far reaching changes to the financial regulatory system and significantly affect the financial services industry, including: the Volcker Rule, which would prohibit banks and financial institutions from owning, investing or sponsoring a hedge fund or private equity fund, or engaging in proprietary trading operations for their own profit unrelated to serving customers; increased capital requirements for banks and other financial institutions (and even higher capital requirements for systemically important financial firms, such as BNY Mellon) and the imposition of formulaic liquidity requirements, as proposed by the Basel Committee and discussed above under “Supervision and Regulation”; limitations on the size of large banking institutions, including allowing regulators to dismantle large or systemically important banks and financial institutions, even healthy ones, if they are considered a grave risk to the economy; limits on the growth of market share of liabilities; a “Financial Crisis Responsibility Fee” proposed by the Obama administration on covered liabilities of the largest U.S. financial institutions, including BNY Mellon, that would be assessed for at least the next ten years; heightened standards for and increased scrutiny of the compensation practices of financial institutions; a new Financial Services Oversight Council chaired by the U.S. Treasury Secretary; a Consumer Financial Protection Agency; potential limits on the scope of federal preemption of state laws as applied to national banks; greater powers to regulate risk across the financial system; new requirements for the securitizations market, changes in the regulatory agencies and rules to more closely regulate credit default swaps and other derivative transactions. The proposals generally call for increased scrutiny and regulation for financial firms whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if they were to fail. Additionally, substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the years ahead.

These legislative and regulatory initiatives could require us to change certain of our business practices, impose additional costs on us, limit the products that we offer, result in a loss of revenue, limit our competitiveness or our ability to pursue business opportunities, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations or financial condition. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies and competitors’ responses to such initiatives, all of which are difficult to predict. For more information regarding the regulatory environment in which we operate, see “Supervision and Regulation” above.

Monetary and Other Governmental Policies—Our business is influenced by monetary and other governmental policies.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. Due to current market conditions, we anticipate that monetary, tax and other government policies will become more rigorous. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact our profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into our businesses. The cost of geographically diversifying and maintaining our facilities to comply with regulatory mandates necessarily results in additional costs. Various legislative initiatives are from time to time introduced in Congress or relevant state legislatures. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations. See “Supervision and Regulation” above.

Operational Risk—We are exposed to operational risk as a result of providing certain services, which could adversely affect our results of operations.

We are exposed to operational risk as a result of providing various fee-based services including certain securities servicing, global payment services, private banking and asset management services. Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the company, business interruption due to system failures or other events, or other risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. We regularly assess and monitor operational risk in our business and provide for disaster and business recovery planning, including geographical diversification of our facilities; however, the

BNY Mellon     23

PART I (continued)

occurrence of various events, including unforeseeable and unpreventable events such as hurricanes or other natural disasters, could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and negatively impact our results of operations. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulatory requirements which could have an adverse effect on our reputation. See “Risk Management” in the Annual Report, which portion is incorporated herein by reference.

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

24     BNY Mellon

PART I (continued)

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

Acts of terrorism could have a significant impact on our business and operations. While we have in place business continuity and disaster recovery plans, acts of terrorism could still damage our facilities and disrupt or delay normal operations, and have a similar impact on our clients, suppliers, and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of our products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The wars in Iraq and Afghanistan, the recent terror attacks in Pune and Mumbai, India, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on us in ways that we are necessarily unable to predict.

Our subsidiaries are subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers of our subsidiaries may make claims and take legal action pertaining to performance of fiduciary responsibilities. Whether customer claims and legal action related to the subsidiary’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the subsidiary they may result in material financial liability and materially impair the market perception of us and our products and services. In addition, in the performance of fiduciary duties or other contractual responsibilities, our subsidiaries may be required to withhold applicable taxes on income distributions to foreign and domestic persons. In the event such withholding were to be determined to have not been conducted in a manner supported by appropriate documentation, we could be subject to liability.

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

BNY Mellon     25

PART I (continued)

may not be achieved and price and profitability targets may not prove feasible.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them.

Tax Laws and Regulations—Tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

In the course of our business, we receive inquiries from both U.S. and non-U.S. tax authorities on the amount of taxes we owe, such as those matters discussed in Note 26 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference. If we are not successful in defending these inquiries, we may be required to adjust the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which can require a greater provision for taxes or otherwise negatively affect earnings. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because we cannot necessarily accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect us or our business. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on our net income.

Accounting Principles—Changes in accounting standards could have a material impact on our financial statements.

From time to time, the Financial Accounting Standards Board, the SEC, and bank regulators change the financial accounting and reporting standards governing the preparation of our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data, although, in certain instances, these changes may not have an economic impact on our business.

For example, the Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” effective January, 2010. SFAS No. 167 requires certain of our variable interest entities to be consolidated, which will increase our balance sheet and subject us to additional capital requirements. See “Recent Accounting and Regulatory Developments” in the Annual Report, which portion is incorporated herein by reference. Further revisions to SFAS No. 167 may have an additional impact on us, which cannot be predicted at this time.

Credit Reserves—We could incur income statement charges if our reserves for credit losses, including loan reserves, are inadequate.

We have credit exposure to residential mortgages, the airline, automotive, and telecommunications industries, monoline financial guaranty insurers and many other industries. We cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, our revenues and profitability are adversely affected when our borrowers default in whole or in part on their loan obligations to us. We rely on our business experience to estimate future defaults, which we use to create loan loss reserves against our loan portfolio. In addition, current market developments may increase default and delinquency rates, which may impact our charge-offs. We cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for credit losses are not sufficient, we would be required to record a larger credit loss reserve against current earnings.

Holding Company—We are a holding company, and as a result, are dependent on dividends from our subsidiaries, including our subsidiary banks, to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders.

We are a non-operating holding company, whose principal assets and sources of income are our

26     BNY Mellon

PART I (continued)

principal bank subsidiaries – The Bank of New York Mellon and BNY Mellon, N.A. – and our other subsidiaries. We are a legal entity separate and distinct from our banks and other subsidiaries and, therefore, we rely primarily on dividends and interest from these banking and other subsidiaries to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders, to the extent declared by our board of directors. There are various legal limitations on the extent to which these banking and other subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise) and certain of our affiliates. For example, as a result of charges related to the restructuring of our securities portfolio in the third quarter of 2009, The Bank of New York Mellon and BNY Mellon, N.A. will require regulatory consent prior to paying a dividend to us. Although we maintain cash positions for liquidity at the holding company level, if these banking subsidiaries or other of our subsidiaries were unable to supply us with cash over time, we could be unable to meet our obligations, including our obligations with respect to our debt securities, or declare or pay dividends in respect of our capital stock. See “Supervision and Regulation” above and “Liquidity and Dividends” in the Annual Report, which portions are incorporated herein by reference.

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

Limits on common stock dividends.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. As a result of charges relating to the restructuring of the securities portfolio, any increase in BNY Mellon’s ongoing quarterly dividend would require consultation with the Federal Reserve. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

Anti-takeover provisions could negatively impact our stockholders.

Provisions of Delaware law and provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our certificate of incorporation authorizes our Board of Directors to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2009:

New York City properties

We own a 49-story office building located at One Wall Street that serves as our corporate headquarters. We also own our 23-story operations center building located at 101 Barclay Street, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 372,000 square feet of space in an office building located at 200 Park Avenue and approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn.

The New York City properties are utilized by all of our business segments.

BNY Mellon     27

PART I (continued)

Pittsburgh properties

We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street.

The Pittsburgh properties are utilized by all of our business segments, other than the Clearing Services business segment.

Boston properties

We lease approximately 362,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts.

The Boston properties are utilized by all of our business segments other than Issuer Services and Clearing Services business segments.

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

United Kingdom properties

We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood, Liverpool, Swindon and Edinburgh.

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

See the “Legal Proceedings” section in Note 26 to the Notes to Consolidated Financial Statements, which portion is incorporated by reference in response to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 2009.

28     BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in the following portions of the Annual Report: “Capital”, “Liquidity and dividends”, “Selected quarterly data” and Notes 18 and 22 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference. The Bank of New York Mellon Corporation’s common stock is traded on the New York Stock Exchange under the trading symbol BK. BNY Capital IV 6.875% Preferred Trust Securities Series E (symbol BKPrE) and BNY Capital V 5.95% Preferred Trust Securities Series F (symbol BKPrF) are also listed on the New York Stock Exchange.

In November 2009, we issued an aggregate of 2.0 million shares of our common stock in reliance upon the exemption from securities registration provided in Section 4(2) of the Securities Act of 1933. The shares were issued to HBOS Insurance and Investment Group Limited.

Also in November, we issued an aggregate of 1.0 million shares of our common stock in reliance upon the exemption from securities registration in Section 4(2) of the Securities Act of 1933. The shares were issued to Siguler Guff’s shareholders in connection with our acquisition of a 20% minority interest in Siguler Guff.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the following portions of the Annual Report: “Financial Summary”, “Summary of financial results” and Note 1, Note 2 , Note 3 and Note 4 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the following portions of the Annual Report: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, Note 17 and Note 22 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the following portions of the Annual Report: “Off-balance sheet arrangements”, “Risk management”, “Trading activities and risk management” and “Asset/liability management”, Note 1 of the Notes to Consolidated Financial Statements under “Derivative financial instruments,” Note 26, and Note 27 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 35 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, and Exhibits, which are incorporated herein by reference.

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

BNY Mellon     29

PART II (continued)

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management report on internal control over financial reporting and report of independent registered public accounting firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 89 and 90 of the Annual Report, each of which is incorporated herein by reference.

30     BNY Mellon

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy in the following sections: Election of Directors –Information About the Nominees and – Director Qualifications, Board Meetings and Board Committee Information – Audit Committee and – Election of Directors – Nomination Procedures and – Nominees for Election as Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Director Compensation, each of which sections are incorporated herein by reference, and in the “Executive Officers of the Registrant” section below.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer), as well as to the directors of BNY Mellon. The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of The Bank of New York Mellon Corporation. The Directors’ Code of Conduct is posted on our website at www. bnymellon.com/governance/directorscodeof conduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any shareholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, NY, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of February 26, 2010, together with the offices held by each such person during the last five years, are listed below and on the following two pages. All executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer.

	Age		Year appointed

Robert P. Kelly	56	Chairman and Chief Executive Officer	2007 (1)

Gerald L. Hassell	58	President	2007 (2)

Steven G. Elliott	63	Senior Vice Chairman	2007 (3)

Ronald P. O’Hanley	53	Vice Chairman	2007 (4)

David F. Lamere	49	Vice Chairman	2007 (5)

James P. Palermo	54	Vice Chairman	2007 (6)

Timothy F. Keaney	48	Senior Executive Vice President	2007 (7)

Thomas P. Gibbons	53	Senior Executive Vice President and Chief Financial Officer	2007 (8)

Richard F. Brueckner	60	Senior Executive Vice President	2007 (9)

Brian G. Rogan	52	Senior Executive Vice President and Chief Risk Officer	2007 (10)

Karen B. Peetz	54	Senior Executive Vice President	2007 (11)

Kurt D. Woetzel	55	Senior Executive Vice President	2007 (12)

Carl Krasik	65	Senior Executive Vice President and General Counsel	2007 (13)

Lisa B. Peters	52	Senior Executive Vice President	2007 (14)

Jonathan Little	45	Senior Executive Vice President	2007 (15)

BNY Mellon     31

PART III (continued)

	Age		Year appointed

Arthur Certosimo	54	Senior Executive Vice President	2009 (16)

John A. Park	57	Controller	2008 (17)

(1)	Mr. Kelly also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Kelly served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. since February 2006. From prior to 2004 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation and its predecessor, First Union Corporation.

(2)	Mr. Hassell also serves as the President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2004.

(3)	Mr. Elliott also serves as Senior Vice Chairman of BNY Mellon, N.A. Prior to the merger, Mr. Elliott served as Senior Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(4)	Mr. O’Hanley also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. O’Hanley served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(5)	Mr. Lamere also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Lamere served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(6)	Mr. Palermo also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(7)	Mr. Keaney also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

(8)	Mr. Gibbons also serves as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Mellon and Vice President and Chief Financial Officer of BNY Mellon, N.A. Mr. Gibbons also served as Chief Risk Officer of BNY Mellon from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. from September 2006 until June 2007. Prior to the merger, he also served as Senior Executive Vice President of The Bank of New York since April 2005 and as Chief Financial Officer from September 2006 until June 2007. He served as Executive Vice President of The Bank of New York from at least 2004 to 2005. Mr. Gibbons also served as Chief Risk Officer of The Bank of New York Company from at least 2004 to 2006.

(9)	Mr. Brueckner also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since May 2006 and as Chief Executive Officer of Pershing LLC since at least 2004.

(10)	Mr. Rogan also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since November 2005. He served as Executive Vice President from at least 2004 to 2005.

(11)	Ms. Peetz also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006. She served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

32     BNY Mellon

PART III (continued)

(12)	Mr. Woetzel also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

(13)	Mr. Krasik also serves as General Counsel and Assistant Secretary of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Krasik served as General Counsel and Secretary of Mellon Financial Corporation and General Counsel and Assistant Secretary of Mellon Bank, N.A. since July 2006. He served as Associate General Counsel and Secretary of Mellon Financial Corporation and Associate General Counsel and Assistant Secretary of Mellon Bank, N.A. from at least 2004 to July 2006.

(14)	Ms. Peters also serves as Senior Executive Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2004.

(15)	Mr. Little also serves as Senior Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Little served as Senior Vice President of Mellon Bank, N.A., and as President of Mellon International Investment Corporation since at least 2004.

(16)	Mr. Certosimo has served as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A., since March 1, 2009. Mr. Certosimo was an Executive Vice President of the Bank of New York Mellon beginning with our merger and ending in May 2009. Prior to the merger, Mr. Certosimo served as head of Broker Dealer Services and Alternative Investment Services and Executive Vice President of The Bank of New York since at least 2004.

(17)	Mr. Park has served as Executive Vice President since August 2009, and Controller of The Bank of New York Mellon and Controller of BNY Mellon, N.A. since May 2008. Mr. Park served as Managing Director of The Bank of New York Mellon beginning with our merger and ending in May 2008. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the following sections of the 2010 Proxy Statement: Director Compensation, Executive Compensation, Compensation Discussion and Analysis, Board Meetings and Board Committee Information — Compensation Committee Interlocks and Insider Participation, and the Report of the Human Resources and Compensation Committee, which are incorporated herein by reference. The information incorporated herein by reference to the Report of the Human Resources and Compensation Committee is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the following sections of the 2010 Proxy Statement: Beneficial Ownership of Shares by Holders of 5% or

More of Outstanding Stock, Beneficial Ownership of Shares by Directors and Executive Officers, and Executive Compensation — Equity Compensation Plans Table, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the following sections of the 2010 Proxy Statement: Corporate Governance Matters – Director Independence and – Business Relationships and Related Party Transactions Policy, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the following section of the 2010 Proxy Statement: Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees which is incorporated herein by reference.

BNY Mellon     33

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, schedules and exhibits required for this Form 10-K are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (1) Financial Statements and (c) Other Financial Data.

(1) Financial Statements	Page No.

Consolidated Income Statement	91 and 92
Consolidated Balance Sheet	93
Consolidated Statement of Cash Flows	94
Consolidated Statement of Changes in Equity	95 and 96
Notes to Consolidated Financial Statements	97 through 155
Report of Independent Registered Public Accounting Firm	156

(2) Exhibits See (b) below. (b) The exhibits listed on the Index to Exhibits on pages 36 through 56 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c) Other Financial Data	Page No.

Selected Quarterly Data	82

34     BNY Mellon

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation
By:	/s/ Robert P. Kelly
Robert P. Kelly
Chairman and Chief Executive Officer
DATED: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

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

Directors
By:	/s/ Carl Krasik	DATED: February 26, 2010
Carl Krasik
Attorney-in-fact

BNY Mellon      35

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this annual report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BMY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Method of Filing

1.1	Underwriting agreement with Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives for several underwriters, dated May 11, 2009.	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on May 15, 2009, and incorporated herein by reference.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).

Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.

Previously filed as Exhibit 3.1 to

the Company’s Current Report on

Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009 and February 9, 2010.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

BNY Mellon     36

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.1*	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.2*	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.3*	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.4*	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.5*	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.6*	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.7*	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.8*	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*   Management contract or compensatory plan arrangement.

BNY Mellon     37

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.9*	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.10*	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.11*	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(oo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.12*	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.13*	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements.

Previously filed as Exhibit 10(f) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

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

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

38     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.17*	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(q) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.18*	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2004, and incorporated herein by reference.

10.19*	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	Amendment Number 19 dated July 31, 2007 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.21*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.22*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.23*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.24*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.25*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     39

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.26*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.29*	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.30*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.31*	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.32*	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.33*	Amendment dated February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated February 27, 2008, and incorporated herein by reference.

10.34*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

40     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.35*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.

Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.36*	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.37*	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the period ended December 31, 2006, and incorporated herein by reference.

10.38*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.39*	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.40*	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.41*	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.42*	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     41

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.43*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.

Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.44*	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.45*	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.46*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.47*	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.48*	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.49*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of December 1, 1993.

Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.50*	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

42     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.51*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.

Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.52*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.53*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.54*	Form of April 2, 2007 Restricted Share Unit Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.55*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.56*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.57*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

BNY Mellon     43

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.58*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.59*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.60*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.61*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.62*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.63*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.64*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.65*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.66*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

44     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.67*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.68*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.69*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Executive Management Group of Mellon Financial Corporation.	Previously filed as Exhibit 10.19 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.70*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Senior Management Committee of Mellon Financial Corporation.	Previously filed as Exhibit 10.20 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.71**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.72*	Form of Mellon Financial Corporation, Long-Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 2004, and incorporated herein by reference.

10.73*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.74*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

BNY Mellon     45

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.75*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.76*	Form of Mellon Financial Corporation, Deferred Share Award Agreement (Performance Accelerated Restricted Stock) – Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.77*	Form of Type I Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.8 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.78*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.79*	Form of Nonqualified Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.80*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 15, 2005, and incorporated herein by reference.

10.81*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.82*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.83*	Form of Type I Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

46     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.84*	Form of Restricted Stock Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.85*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.86*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Restricted Stock Agreement dated February 20, 2007.	Previously filed as Exhibit 10.99 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.87*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.88*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 31, 2006, and incorporated herein by reference.

10.89*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.90*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.91*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Bruce W. Van Saun.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.92*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     47

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.93*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.94*	Employee Severance Agreement dated July 11, 2000 with Gerald L. Hassell.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.95*	Service Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.96*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.97*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of February 1, 2004.	Previously filed as Exhibit 10.16 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2003, and incorporated herein by reference.

10.98*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Steven G. Elliott dated December 22, 2006.	Previously filed as Exhibit 10.52 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.99*	Description regarding amendments entered into on December 22, 2006 by Steven G. Elliott and Mellon Financial Corporation to his Change in Control Severance Agreement, employment agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.100*	Form of Nonqualified Stock Option Agreement – Chief Executive Officer and Senior Vice Chairman of Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

48     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.101*	Form of Performance Accelerated Restricted Stock Agreement – Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.102*	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.103*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.104*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Ronald P. O’Hanley dated December 22, 2006.	Previously filed as Exhibit 10.53 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.105*	Description regarding amendments entered into on December 22, 2006 by Ronald P. O’Hanley and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.106*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously field as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated July 13, 2007, and incorporated herein by reference.

10.107	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.	Previously filed as Exhibit 10(ooo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.108	Master Agreement dated July 16, 2004 between The Bank of New York Company, Inc. and Tennessee Processing Center LLC, Suntrust Equity Funding, LLC.	Previously filed as Exhibit 10(ppp) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     49

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.109	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on April 13, 2006, and incorporated herein by reference.

10.110	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.111	Lease dated as of December 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.112	Non-prosecution agreement with the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on November 8, 2005, and incorporated herein by reference.

10.113	Letter from the United States Attorney, Western District of Pennsylvania, dated August 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on August 17, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated August 18, 2006, and incorporated herein by reference.

10.114*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.115*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

50     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.116*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.117*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Bruce W. Van Saun.	Previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.118*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.119*	Form of 2008 Performance Award Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.120*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.121*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.122*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.123*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     51

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.124*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.125*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.126*	General Release of Thomas A. Renyi, dated July 22, 2008.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.127*	General Release of Bruce Van Saun, dated Aug. 29, 2008.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.128*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Thomas P. Gibbons, dated July 10, 2008, accepted July 16, 2008.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.129*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.130*	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.131	Letter Agreement, dated October 26, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

52     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.132*	Form of Waiver, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.133*	Form of Letter Agreement, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley with the Company.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.134*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated December 18, 2008.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.135*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated December 18, 2008.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.136*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated December 18, 2008.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.137*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated December 18, 2008.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.138*	Amendment to Change in Control Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.160 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.139*	Amendment to Change in Contract Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.161 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.140*	Amendment to Continuing Terms of Employment Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.162 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.141*	Amendment to Employment Letter Agreement, dated December 12, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.163 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     53

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.142*	Amendment to Letter Agreement relating to Section 409A of the Internal Revenue Code, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.164 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.143*	Amendment to Letter Agreement, dated December 15, 2008, Between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.165 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.144*	Form of Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.166 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.145*	Form of Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.167 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.146*	Amendment to Change in Control Letter Agreement, dated December 11, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.168 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.147*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.148*	Amendment to Change in Control Letter Agreement, dated December 11, 2008, between The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Exhibit 10.170 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.149*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.150*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.151*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

54     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.152*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

10.153*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

10.154	Settlement and Release Agreement dated October 21, 2009, by and between The Federal Customs Service of the Russian Federation and The Bank of New York Mellon (English version).	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 23, 2009 and incorporated herein by reference.

10.155*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Torry Berntsen.	Filed herewith.

10.156*	General Release of Torry Berntsen, dated August 6, 2009.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.1	All portions of The Bank of New York Mellon Corporation 2009 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary subsidiaries of the Company.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

24.1	Power of Attorney.	Filed herewith.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     55

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

*  Management contract or compensatory plan arrangement.

**  Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

56     BNY Mellon