Form 10-Q
period 2010-03-31
Bank of New York Mellon CORP
filed 2010-05-07
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	[ ✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2010

Common Stock, $0.01 par value	1,212,940,571

THE BANK OF NEW YORK MELLON CORPORATION

FIRST QUARTER 2010 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
First quarter 2010 events	5
Highlights of first quarter 2010 results	5
Fee and other revenue	7
Operations of consolidated asset management funds	9
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	12
Income taxes	13
Business segments review	13
Critical accounting estimates	29
Consolidated balance sheet review	29
Support agreements	38
Liquidity and dividends	38
Capital	41
Trading activities and risk management	43
Foreign exchange and other trading	44
Asset/liability management	44
Off-balance-sheet financial instruments	45
Supplemental information – Explanation of Non-GAAP financial measures	45
Recent accounting and regulatory developments	49
Government monetary policies and competition	51
Website information	52

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	53
Consolidated Balance Sheet (unaudited)	55
Consolidated Statement of Cash Flows (unaudited)	56
Consolidated Statement of Changes in Equity (unaudited)	57
Notes to Consolidated Financial Statements	58

Item 4. Controls and Procedures	92

Forward-looking Statements	93

Part II – Other Information

Item 1. Legal Proceedings	94

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	94

Item 6. Exhibits	94

Signature	96

Index to Exhibits	97

BNY Mellon    1

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$559	$593	$322
Basic EPS	0.46	0.49	0.28
Diluted EPS	0.46	0.49	0.28

Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$601	$712	$363
Basic EPS from continuing operations	0.50	0.59	0.31
Diluted EPS from continuing operations	0.49	0.59	0.31

Continuing operations:
Fee and other revenue	$2,549	$2,595	$2,136
Income of consolidated asset management funds	65	-	-
Net interest revenue	765	724	775

Total revenue	$3,379	$3,319	$2,911

Return on common equity (annualized) (a)	8.2%	9.8%	5.8%
Non-GAAP adjusted (b)	10.6%	10.1%	10.6%

Return on tangible common equity (annualized) – Non-GAAP (b)	25.8%	33.0%	28.8%
Non-GAAP adjusted (b)	30.2%	31.1%	44.4%

Fee and other revenue as a percent of total revenue	75%	78%	73%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$244	$243	$234

Percent of non-U.S. fee and net interest revenue including noncontrolling interests related to consolidated asset management funds	34%	36%	29%

Pre-tax operating margin (b)	26%	20%	20%
Non-GAAP adjusted (b)	34%	29%	33%

Net interest margin (FTE)	1.89%	1.77%	1.87	% (c)

Assets under management (“AUM”) at period end (in billions)	$1,105	$1,115	$881

Assets under custody and administration (“AUC”) at period end (in trillions)	$22.4	$22.3	$19.5
Equity securities	30%	29%	25%
Fixed income securities	70%	71%	75%
Cross-border assets at period end (in trillions)	$8.8	$8.8	$7.3

Market value of securities on loan at period end (in billions) (d)	$253	$247	$293

Average common shares and equivalents outstanding (in thousands):
Basic	1,202,533	1,200,359	1,146,070
Diluted	1,206,286	1,203,469	1,146,943

Capital ratios (e):
Tier 1 capital ratio	13.3%	12.1%	13.8	% (f)
Total (Tier 1 plus Tier 2) capital ratio	17.2%	16.0%	17.5	% (f)
Common shareholders’ equity to total assets ratio (b)	13.5%	13.7%	12.5%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.1%	5.2%	4.2%
Tier 1 common equity to risk-weighted assets ratio (b)	11.6%	10.5%	10.0%

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per share amounts, and unless otherwise noted)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Return on average assets (annualized) (a)	1.09%	1.33%	0.68%

Selected average balances:
Interest-earning assets	$163,429	$164,075	$167,427	(g)
Assets of operations	$212,685	$214,205	$220,119
Total assets	$225,415	$214,205	$220,119
Interest-bearing deposits	$101,034	$98,404	$101,983	(g)
Noninterest-bearing deposits	$33,330	$34,991	$43,051	(g)
Total The Bank of New York Mellon Corporation shareholders’ equity	$29,715	$28,843	$27,978

Other information at period end:
Employees	42,300	42,200	41,700	(g)

Dividends per common share	$0.09	$0.09	$0.24
Dividend yield (annualized)	1.2%	1.3%	3.4%
Closing common stock price per common share	$30.88	$27.97	$28.25
Market capitalization	$37,456	$33,783	$32,585
Book value per common share (b)	$24.47	$23.99	$22.03
Tangible book value per common share – Non-GAAP (b)	$8.69	$7.90	$5.48
Period end common shares outstanding (in thousands)	1,212,941	1,207,835	1,153,450

(a)	Return on common equity on a net income basis was 7.6% for the first quarter of 2010, 8.2% for the fourth quarter of 2009 and 5.2% for the first quarter of 2009. Return on average assets on a net income basis was 1.0% for the first quarter of 2010, 1.10% for the fourth quarter of 2009 and 0.59% for the first quarter of 2009. Return on average assets was calculated on a continuing operations basis even though the prior period balance sheets, in accordance with GAAP, have not been restated for discontinued operations.
(b)	See Supplemental Information beginning on page 45 for a calculation of these ratios.
(c)	Calculated on a continuing operations basis, even though the prior period balance sheet, in accordance with GAAP has not been restated for discontinued operations.
(d)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.
(e)	Includes discontinued operations.
(f)	The Tier 1 and Total capital ratios, excluding the Series B preferred stock and the common stock warrant associated with TARP, were 11.2% and 15.0% at March 31, 2009.
(g)	Excludes the impact of discontinued operations.

BNY Mellon 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company,” and similar terms refer to The Bank of New York Mellon Corporation.

Certain business terms used in this document are defined in the glossary included in our 2009 Annual Report on Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled “Forward-looking Statements”.

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 to the Notes to Consolidated Financial Statements.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2010, we adopted ASU 2009-16, “Accounting for Transfers of Financial Assets” and ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” For a discussion of ASU 2009-16 and ASU 2009-17, see Notes 2 and 13 in the Notes to Consolidated Financial Statements.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets in more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At March 31, 2010, we had $22.4 trillion in assets under custody and administration and $1.1 trillion in assets under management, serviced $11.8 trillion in outstanding debt and, on average, processed $1.5 trillion of global payments per day.

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

Key components of our strategy include: providing superior client service versus peers; strong investment performance (relative to investment benchmarks); above median revenue growth (relative to peer companies for each of our businesses); an increasing percentage of revenue and income derived from outside the U.S.; successful integration of acquisitions; competitive margins; and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted ratio of Tier 1 capital to risk-weighted assets of 10%.

4    BNY Mellon

First quarter 2010 events

Agreement to acquire Global Investment Servicing, Inc.

As previously disclosed, in February 2010, BNY Mellon announced a definitive agreement to acquire Global Investment Servicing, Inc. (“GIS”) for cash of $2.31 billion. GIS provides a comprehensive suite of products which includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. GIS is based in Wilmington, Delaware and has approximately 4,500 employees in locations across the U.S. and Europe.

At Dec. 31, 2009, GIS had approximately $855 billion in assets under administration, including $460 billion in assets under custody. BNY Mellon has previously announced its intention to raise approximately $700 million in equity as part of the transaction. The transaction is expected to be accretive to earnings and close in the third quarter of 2010, subject to necessary regulatory approvals. At closing, GIS will be included in the Institutional Services sector.

Agreement to acquire BHF Asset Servicing GmbH

In March 2010, BNY Mellon announced an agreement to acquire BHF Asset Servicing GmbH (“BAS”) for cash of EUR 253 million (US$343 million). This transaction will include the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate.

Upon closing, BAS and FSKAG will become part of BNY Mellon’s Asset Servicing business. The combined business will offer a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany with EUR473 billion (US$642 billion) in assets under custody and administration and depotbanking volume of EUR120 billion (US$163 billion).

The transaction is expected to be accretive to earnings and close in the third quarter of 2010, subject to necessary regulatory approvals.

Adoption of new accounting standards

On Jan. 1, 2010, we adopted SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (Topic 810) issued by the Financial Accounting

Standards Board (“FASB”). See below and Notes 2 and 13 to the Notes to Consolidated Financial Statements for additional information. This statement requires ongoing assessments to determine whether an entity is a variable interest entity (“VIE”) and whether an enterprise is the primary beneficiary of a VIE and, accordingly, must consolidate the VIE in the enterprise’s financial statements. Adoption of this new statement increased consolidated total assets on our balance sheet at March 31, 2010 by $13.0 billion, or approximately 6%, from year-end for the consolidation of certain asset management funds, seed capital investments and securitizations.

In connection with our role as asset manager for collateralized loan obligation (“CLO”) funds, we have rights to fixed senior and fixed subordinated fees and may have subordinated performance fees. In addition, we typically hold a subordinated note interest in the CLO fund. Based on the economic conditions, our initial assessment on the adoption of SFAS No. 167 was that only the fixed senior fees would be received and the other interests would not absorb more than an insignificant amount of the CLO’s variability. As a result, we did not consolidate certain funds. Subsequent to our first quarter 2010 earnings release, we concluded it was likely we would receive these subordinated fees and we consolidated an additional $10 billion of CLO funds where we also have rights to performance fees and/or hold a subordinated note interest. The consolidation of these additional funds also resulted in the reclassification on the income statement of $19 million of asset management revenue to income of consolidated asset management funds, subsequent to our first quarter 2010 Earnings Release.

Highlights of first quarter 2010 results

We reported income from continuing operations applicable to the common shareholders of BNY Mellon of $601 million, or $0.49 per diluted common share, in the first quarter of 2010 compared with $712 million, or $0.59 per diluted common share, in the fourth quarter of 2009 and $363 million, or $0.31 per diluted common share, in the first quarter of 2009.

Net income applicable to common shareholders, including discontinued operations, totaled $559 million, or $0.46 per diluted common share, in the first quarter of 2010, compared with $593 million, or $0.49 per diluted common share, in the fourth quarter of 2009 and $322 million, or $0.28 diluted per common share, in the first quarter of 2009.

Results for the first quarter of 2010 include litigation reserves for several matters of $164 million (pre-tax), or $0.08 per diluted common share and merger & integration (“M&I”) expenses of $26 million (pre-tax), or $0.01 per

BNY Mellon    5

diluted common share. (See Noninterest expense beginning on page 12.)

Highlights for the first quarter of 2010 include:

•

Assets under custody and administration (“AUC”) totaled $22.4 trillion at March 31, 2010 compared with $19.5 trillion at March 31, 2009 and $22.3 trillion at Dec. 31, 2009. The year-over-year increase reflects higher market values and new business. (See the Institutional Services sector on page 21).

•

Assets under management (“AUM”), excluding securities lending assets totaled $1.1 trillion at March 31, 2010 compared with $881 billion at March 31, 2009 and $1.1 trillion at Dec. 31, 2009. The year-over-year increase was primarily due to the acquisition of Insight Investment Management (“Insight”) in the fourth quarter of 2009. (See the Asset and Wealth Management sector on page 17).

•

Securities servicing revenue, excluding securities lending fee revenue, totaled $1.2 billion in the first quarter of 2010 compared with $1.1 billion in the first quarter of 2009. An increase in asset servicing revenue was partially offset by lower issuer and clearing services revenue. (See the Institutional Services sector on page 21).

•

Securities lending fee revenue totaled $29 million in the first quarter of 2010 compared with $90 million in the prior year period. The decrease reflects narrower spreads and lower loan balances. Securities lending assets totaled $253 billion at March 31, 2010 compared with $247 billion at Dec. 31, 2009 and $293 billion at March 31, 2009. (See the Institutional Services sector on page 21).

•

Asset and wealth management fees, including performance fees, totaled $678 million in the first quarter of 2010 compared with $616 million in the first quarter of 2009. The increase reflects improved market values, the Insight acquisition and the impact of long-term inflows, partially offset by a reduction in money market fees due to outflows in money markets and higher fee waivers. (See the Asset Management and Wealth Management segments beginning on page 18).

•

Foreign exchange and other trading activities revenue totaled $262 million in the first quarter of 2010 compared with $307 million in the first quarter of 2009. The decrease primarily reflects lower foreign exchange revenue, driven by lower volatility, partially offset by increased volumes. (See Fee and other revenue beginning on page 7).

•

Investment income and other revenue totaled $145 million in the first quarter of 2010 compared with a loss of $2 million in the first quarter of 2009. The increase reflects higher lease residual gains, positive foreign currency translations and the write-down of certain equity investments in the first quarter of 2009. (See Fee and other revenue beginning on page 7).

•

Net interest revenue totaled $765 million in the first quarter of 2010 compared with $775 million in the first quarter of 2009. The decrease reflects a decline in the value of interest-free balances, a decrease in average interest-earning assets and narrowing spreads, partially offset by the higher yield on the restructured investment securities portfolio and higher hedging gains. The net interest margin (FTE) for the first quarter of 2010 was 1.89% compared with 1.87% in the first quarter of 2009. (See Net interest revenue beginning on page 10).

•

The provision for credit losses was $35 million in the first quarter of 2010 compared with $59 million in the first quarter of 2009. The decrease in the provision reflects a decrease in higher risk-rated loans and nonperforming loans. (See Asset quality and allowance for credit losses beginning on page 34).

•

Noninterest expense totaled $2.5 billion in the first quarter of 2010 compared with $2.3 billion in the first quarter of 2009. The increase primarily reflects litigation reserves relating to several matters and the impact of the Insight acquisition. (See Noninterest expense beginning on page 12).

•

Unrealized net of tax losses on our total investment securities portfolio were $189 million at March 31, 2010 compared with $705 million at Dec. 31, 2009. The improvement primarily resulted from improved credit spreads. (See Consolidated balance sheet review beginning on page 29).

•	The Tier 1 capital ratio was 13.3% at March 31, 2010 compared with 12.1% at Dec. 31, 2009. The increase reflects earnings retention and lower risk-weighted assets. (See Capital beginning on page 41).
•	Nonperforming assets totaled $459 million at March 31, 2010, a decrease of $91 million, or 17%, compared with Dec. 31, 2009 primarily due to repayments and charge-offs.

6    BNY Mellon

Fee and other revenue

Fee and other revenue					1Q10 vs.
(dollars in millions, unless otherwise noted)	1Q10		4Q09	1Q09	1Q09	4Q09
Securities servicing fees:
Asset servicing	$608		$621	$519	17%	(2)%
Securities lending revenue (a)	29		29	90	N/M	-
Issuer services	333		368	364	(9)	(10)
Clearing services	230		223	253	(9)	3
Total securities servicing fees	1,200		1,241	1,226	(2)	(3)
Asset and wealth management fees	678		736	616	10	(8)
Foreign exchange and other trading activities	262		246	307	(15)	7
Treasury services	131		134	125	5	(2)
Distribution and servicing	76		85	111	(32)	(11)
Financing-related fees	50		57	48	4	(12)
Investment income	108		78	(17)	N/M	38
Other	37		3	15	N/M	N/M
Total fee revenue – GAAP	$2,542		$2,580	$2,431	5%	(1)%
Income of consolidated asset management funds, net of noncontrolling interests	41	(b )	-	-	N/M	N/M
Total fee revenue – Non-GAAP	$2,583		$2,580	$2,431	6%	-%
Net securities gains (losses)	7		15	(295)	N/M	(53)
Total fee and other revenue – Non-GAAP (c)	$2,590		$2,595	$2,136	21%	-%
Fee and other revenue as a percent of total revenue	75%		78%	73%

Market value of AUM at period end (in billions)	$1,105		$1,115	$881	25%	(1)%
Market value of AUC and administration at period end (in trillions)	$22.4		$22.3	$19.5	15%	-%

(a)	Included in asset servicing revenue on the income statement.
(b)	As a result of adopting SFAS No. 167, we were required to segregate income from consolidated asset management funds of $65 million, and net income attributable to noncontrolling interests of $24 million, on the income statement. Prior to the adoption of SFAS No. 167, the net of these income statement line items of $41 million was included in asset and wealth management fees ($25 million) and investment income ($16 million).
(c)	Total fee and other revenue on a GAAP basis was $2,549 million for the first quarter of 2010, $2,595 million for the fourth quarter of 2009 and $2,136 million for the first quarter of 2009, respectively.
N/M	– Not meaningful.

Fee revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue increased 5% versus the year-ago quarter primarily due to increases in investment income, asset servicing fees and asset and wealth management fees, partially offset by decreases in securities lending revenue, foreign exchange and other trading activities and distribution and servicing fees. Sequentially, fee revenue decreased 1% (unannualized) reflecting seasonally lower performance fees and issuer services fees partially offset by increases in investment income and other revenue.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the first quarter of 2009 and fourth quarter of 2009:

•	Asset servicing fees – Year-over-year results reflect higher market values and net new business. The decrease sequentially primarily reflects lower volumes and the impact of a stronger U.S. dollar.
•	Securities lending revenue – The year-over-year decrease reflects narrower spreads and lower loan balances.
•

Issuer services fees – The decrease year-over-year reflects lower Corporate Trust fees due to lower money market related distribution fees, lower Depositary Receipts revenue due to lower transaction fees and lower Shareowner Services revenue resulting from lower corporate action activity. The sequential decrease primarily reflects seasonally lower Depositary Receipts revenue and lower Corporate Trust fees reflecting decreased activity in the international and conventional debt markets.

•	Clearing services fees – Year-over-year results reflect lower money market related distribution fees and lower trading volumes.

See the “Institutional Services sector” in “Business segments review” for additional details.

BNY Mellon    7

Asset and wealth management fees

Asset and wealth management fees increased 10% year-over-year and decreased 8% (unannualized) sequentially. Excluding performance fees, asset and wealth management fees increased 9% compared with the first quarter of 2009 and decreased 2% (unannualized) sequentially. The year-over-year increase reflects improved equity values, the Insight acquisition, stronger investment performance and the impact of long-term inflows, partially offset by a reduction in fees due to money market outflows and higher fee waivers. Both fluctuations were negatively impacted by the adoption of SFAS No. 167. The sequential decrease was also impacted by a stronger U.S. dollar.

Total AUM for the Asset and Wealth Management sector were $1.1 trillion at March 31, 2010 compared with $881 billion at March 31, 2009 and $1.1 trillion at Dec. 31, 2009. The increase compared with March 31, 2009 was primarily due to the Insight acquisition in the fourth quarter of 2009 and higher market values, partially offset by a stronger U.S. dollar. The S&P 500 Index was 1169 at March 31, 2010 compared with 798 at March 31, 2009 (a 46% increase) and 1115 at Dec. 31, 2009 (a 5% increase).

See the “Asset and Wealth Management sector” in “Business segments review” for additional details regarding the drivers of asset and wealth management fees.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing segment, decreased 15% compared with the first quarter of 2009, and increased 7% (unannualized) compared with the fourth quarter of 2009. The decrease year-over-year primarily reflects lower foreign exchange revenue driven by lower volatility, partially offset by increased volumes. The sequential increase primarily reflects higher fixed income trading revenue and lower mark-to-market adjustments on credit default swaps, partially offset by lower foreign exchange revenue driven by lower volatility.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $6 million compared with the first quarter of 2009 and decreased $3 million compared with the fourth quarter of 2009. The fluctuations compared with both prior periods primarily resulted from global payment fees.

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

Distribution and servicing fee revenue decreased $35 million compared with the first quarter of 2009 and $9 million compared with the fourth quarter of 2009. These decreases primarily reflect lower money market related fees. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees increased $2 million compared with the first quarter of 2009 and decreased $7 million sequentially. The sequential decrease was driven by lower capital market fees.

Investment income

Investment income
(in millions)	1Q10	4Q09	1Q09
Lease residual gains	$52	$19	$26
Corporate/bank-owned life insurance	36	37	41
Equity investment income (loss)	12	12	(54)
Private equity gains (losses)	5	3	(20)
Seed capital gains (losses)	3	7	(10)
Total investment income	$108	$78	$(17)

Investment income, which is primarily reported in the Other and Asset Management segments, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital

8    BNY Mellon

investments and private equity investments, and equity investment income (loss). The increase, compared with the first quarter of 2009, primarily reflects the write-down of certain equity investments in the first quarter of 2009, as well as higher lease residual, private equity investment and seed capital gains. The increase, compared to the fourth quarter of 2009, primarily reflects higher lease residual gains.

Other revenue

Other revenue
(in millions)	1Q10	4Q09	1Q09
Expense reimbursements from joint ventures	$10	$7	$8
Asset-related gains	3	-	6
Other income (loss)	24	(4)	1
Total other revenue	$37	$3	$15

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

Total other revenue increased in the first quarter of 2010 compared with the first quarter of 2009 and the fourth quarter of 2009 primarily due to positive foreign currency translations.

Net investment securities gains (losses)

Net securities gains totaled $7 million in the first quarter of 2010, compared with net losses of $295 million in the first quarter of 2009 and net gains of $15 million in the fourth quarter of 2009.

The following table details investment securities gains (losses) by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net investment securities gains (losses)
(in millions)	1Q10	4Q09	1Q09
Alt-A RMBS	$(7)	$(17)	$(125)
Prime RMBS	-	3	(3)
Home equity lines of credit	-	51	(18)
Grantor Trust	-	(39)	-
ABS CDOs	-	(11)	(3)
European floating rate notes	-	35	(4)
Credit cards	-	2	(2)
Other	14	(9)	(140	) (a)
Total net investment securities gains (losses)	$7	$15	$(295)

(a)	Includes $95 million resulting from the impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

Operations of consolidated asset management funds

On Jan. 1, 2010, we adopted SFAS No. 167 (ASC 810). See Notes 2 and 13 for additional information. As a result of adopting this new standard, we separately disclosed on the income statement the operations of consolidated asset management funds ($65 million) and the net income attributable to noncontrolling interests of consolidated asset management funds ($24 million). The net of these income statement line items ($41 million) was previously disclosed in the income statement as asset and wealth management revenue of ($25 million) and investment income ($16 million.)

BNY Mellon    9

Net interest revenue

Net interest revenue					1Q10 vs.
(dollars in millions)	1Q10	4Q09	1Q09		1Q09		4Q09
Net interest revenue (non-FTE)	$765	$724	$775		(1)%		6%
Tax equivalent adjustment	5	5	4		N/M		N/M
Net interest revenue (FTE) – Non-GAAP	$770	$729	$779		(1)%		6%
Average interest-earning assets	$163,429	$164,075	$167,427		(2)%		-%
Net interest margin (FTE)	1.89%	1.77%	1.87	%(a)	2	bps	12	bps
(a)	Calculated on a continuing operations basis, even though the prior period balance sheet, in accordance with GAAP has not been restated for discontinued operations.
N/M	- Not meaningful.
bps	- basis points.

Net interest revenue on an FTE basis totaled $770 million in the first quarter of 2010 compared with $779 million in the first quarter of 2009 and $729 million in the fourth quarter of 2009. The first quarter of 2010 reflects a full quarter’s impact of the accretion of discount related to the restructured investment securities portfolio.

The decrease in net interest revenue compared with the first quarter of 2009 principally reflects a decline in noninterest-bearing demand deposits, a decrease in average interest-earning assets and narrowing spreads, partially offset by the higher yield on the restructured investment securities portfolio and higher hedging gains. The increase in net interest revenue compared with the fourth quarter of 2009 primarily reflects the higher yield related to the restructured investment securities portfolio and higher hedging gains, partially offset by narrowing spreads.

The net interest margin was 1.89% in the first quarter of 2010 compared with 1.87% in the first quarter of 2009 and 1.77% in the fourth quarter of 2009. The increase compared with both prior periods reflects the higher yield on the restructured investment securities portfolio, partially offset by lower spreads.

The impact of the restructured investment securities portfolio, net of lost interest revenue on the securities sold, was approximately $100 million and was included in net interest revenue in the first quarter of 2010. We currently expect the net impact of the portfolio restructuring to contribute approximately $320 million to net interest revenue in the full-year 2010, largely due to improved cash flow projections.

10    BNY Mellon

Average balances and interest rates

Average balances and interest rates (a)	Quarter ended

	March 31, 2010		Dec. 31, 2009		March 31, 2009
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$55,800	1.03%	$55,467	1.09%	$56,505	1.56%
Interest-bearing deposits held at the Federal Reserve and other central banks	12,129	0.33	11,430	0.32	23,192	0.37
Other short-term investments – U.S. government-backed commercial paper	-	-	-	-	1,269	3.15
Federal funds sold and securities under resale agreements	3,859	0.71	4,276	0.65	2,310	0.81
Margin loans	5,241	1.49	4,665	1.55	4,219	1.63
Non-margin loans:
Domestic offices	19,510	3.12	20,212	2.89	21,630	2.91
Foreign offices	9,463	1.62	10,362	1.75	13,109	2.56

Total non-margin loans	28,973	2.63	30,574	2.51	34,739	2.78
Securities:
U.S. government obligations	6,600	1.40	5,729	1.44	787	2.50
U.S. government agency obligations	19,429	3.58	19,530	3.59	12,063	3.71
State and political subdivisions	670	6.37	607	7.35	767	6.71
Other securities	28,653	4.20	29,707	3.49	29,848	4.47
Trading securities	2,075	2.49	2,090	2.53	1,728	2.86

Total securities	57,427	3.63	57,663	3.32	45,193	4.22

Total interest-earning assets	163,429	2.18%	164,075	2.09%	167,427	2.37%
Allowance for loan losses	(502)		(448)		(378)
Cash and due from banks	3,514		3,104		4,824
Other assets	45,346		45,481		45,880
Assets of discontinued operations	898		1,993		2,366
Assets of consolidated asset management funds	12,730		-		-
Total assets	$225,415		$214,205		$220,119
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$21,741	0.09%	$20,062	0.08%	$18,563	0.10%
Savings	1,372	0.27	1,196	0.49	1,165	0.61
Certificates of deposit of $100,000 & over	648	0.25	589	0.32	1,479	1.11
Other time deposits	5,224	0.30	4,872	0.43	5,574	0.55
Foreign offices	72,049	0.16	71,685	0.10	75,202	0.31

Total interest-bearing deposits	101,034	0.16	98,404	0.12	101,983	0.30
Federal funds purchased and securities sold under repurchase agreements	3,697	0.07	3,361	0.14	1,839	0.09
Other borrowed funds	2,805	1.97	2,618	1.86	3,785	1.57
Borrowings from Federal Reserve related to asset-backed commercial paper	-	-	-	-	1,269	2.25
Payables to customers and broker-dealers	6,372	0.08	6,476	0.07	3,797	0.20
Long-term debt	16,808	1.50	17,863	1.89	15,493	2.72

Total interest-bearing liabilities	130,716	0.36%	128,722	0.40%	128,166	0.64%
Total noninterest-bearing deposits	33,330		34,991		43,051
Other liabilities	18,420		19,633		18,523
Liabilities of discontinued operations	898		1,993		2,366
Liabilities and obligations of consolidated asset management funds	11,540		-		-
Total liabilities	194,904		185,339		192,106
Total BNY Mellon shareholders’ equity	29,715		28,843		27,978
Noncontrolling interest	26		23		35
Noncontrolling interests of consolidated asset management funds	770		-		-
Total equity	30,511		28,866		28,013
Total liabilities and equity	$225,415		$214,205		$220,119
Net interest margin – Taxable equivalent basis		1.89%		1.77%		1.87%

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    11

Noninterest expense

Noninterest expense					1Q10 vs.
(dollars in millions)	1Q10	4Q09	1Q09		1Q09	4Q09
Staff:
Compensation	$753	$766	$732		3%	(2)%
Incentives	284	266	247		15	7
Employee benefits	183	189	190		(4)	(3)
Total staff	1,220	1,221	1,169		4	-
Professional, legal and other purchased services	241	278	237		2	(13)
Net occupancy	137	141	139		(1)	(3)
Distribution and servicing	109	109	107		2	-
Software	94	98	81		16	(4)
Furniture and equipment	75	80	77		(3)	(6)
Sub-custodian	52	55	39		33	(5)
Business development	52	76	44		18	(32)
Other	186	226	202		(8)	(18)
Subtotal	2,166	2,284	2,095		3	(5)
Litigation reserves	164	-	-		N/M	N/M
Amortization of intangible assets	97	107	107		(9)	(9)
Restructuring charges	7	139	10		N/M	N/M
M&I expenses	26	52	68		(62)	(50)
Total noninterest expense	$2,460	$2,582	$2,280		8%	(5)%
Total staff expense as a percent of total revenue (a)	36%	37%	40%
Employees at period end	42,300	42,200	41,700	(b)	1%	-%

(a)	Total staff expense as a percentage of total revenue excluding net securities gains (losses) and net of noncontrolling interest of consolidated asset management funds, was 36% in the first quarter of 2010, 37% in the fourth quarter of 2009 and 36% in the first quarter of 2009.
(b)	Excludes the impact of discontinued operations.
N/M	- Not meaningful.

Total noninterest expense increased $180 million compared with the first quarter of 2009 and decreased $122 million compared with the fourth quarter of 2009. Results for the first quarter of 2010 include a charge related to the litigation reserves for several existing matters. The year-over-year increase was driven by the impact of the Insight acquisition, as well as higher incentive expense, sub-custodian expense and software expense. The sequential decrease primarily reflects lower professional, legal and other purchased services, seasonally lower business development expenses and decreases in nearly all other expense categories reflecting good expense control, partially offset by the impact of the Insight acquisition.

In the second quarter of 2010, we estimate noninterest expense will include approximately $15 million related to the U.K. bonus tax.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 56% of total noninterest expense, excluding litigation reserves, intangible amortization, restructuring charges and M&I expenses.

The increase in staff expense compared with the first quarter of 2009 reflects the impact of the Insight acquisition and higher incentives driven by improved results in the Asset Management segment. Staff expense was relatively unchanged sequentially as the impact of the Insight acquisition was offset by expense management efforts.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding litigation reserves, intangible amortization, restructuring charges and M&I expenses, totaled $946 million in the first quarter of 2010 compared with $926 million in the first quarter of 2009 and $1.1 billion in the fourth quarter of 2009. The increase compared with the first quarter of 2009 primarily reflects higher sub-custodian expense and software expense and the impact of the Insight acquisition. The decrease compared with the fourth quarter of 2009 reflects lower professional, legal and other purchased services, seasonally lower business development

12    BNY Mellon

expenses and decreases in nearly all other expense categories reflecting good expense control.

Given the severity of the economic downturn, the financial services industry has seen an increase in the level of legal activity. As a result, we anticipate that litigation costs for the remainder of 2010 to exceed historic trend levels. For additional information on litigation matters, see Note 17 of the Notes to Consolidated Financial Statements.

For additional information on restructuring charges, see Note 11 of the Notes to Consolidated Financial Statements.

In the first quarter of 2010, we incurred $26 million of M&I expenses primarily related to the merger with Mellon Financial Corporation.

Income taxes

The effective tax rate on a continuing operations basis for the first quarter of 2010 was 29.1%, compared with 28.2% in the first quarter of 2009. Excluding the impact of litigation reserves, restructuring charges and M&I expenses, the effective tax rate was 31.0% in the first quarter of 2010. Excluding investment securities losses and M&I expense, the effective tax rate was 32.1% in the first quarter of 2009.

We expect the operating effective tax rate on a continuing operation basis to be approximately 31% for the second quarter of 2010.

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

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the segment results.

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

For additional information on the primary types of revenue by business segment and how our business segments are presented and analyzed, see the Business segments review and Note 28 in BNY Mellon’s 2009 Form 10-K.

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Our business segments continued to face a difficult operating environment in the first quarter of 2010. Year-over-year higher market values and new business benefited the Asset and Wealth management segments, while a lower level of corporate actions and fixed income issuances negatively impacted results in Issuer Services. Results in Asset Servicing were also negatively impacted by lower foreign currency volatility and lower spreads in securities lending. On a sequential basis, improved equity markets and new business were offset by seasonally lower Depositary Receipts and performance fees. Lower money market related distribution fees decreased revenue on both a year-over-year and linked quarter basis.

Compared with the first and fourth quarters of 2009, net interest revenue increased in nearly all segments driven by the full quarter’s impact of the higher yield on the restructured investment securities portfolio.

Investment securities gains (losses) are recorded in the Other segment. Strong expense control resulted in lower noninterest expense in nearly every segment compared with the fourth quarter of 2009.

BNY Mellon    13

The table below presents the value of certain market indices at period end and on an average basis.

Market indices						1Q10 vs
	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
S&P 500 Index (a)	798	919	1057	1115	1169	46%	5%
S&P 500 Index – daily average	809	891	995	1088	1123	39	3
FTSE 100 Index (a)	3926	4249	5134	5413	5680	45	5
FTSE 100 Index – daily average	4040	4258	4708	5235	5431	34	4
NASDAQ Composite Index (a)	1529	1835	2122	2269	2398	57	6
Lehman Brothers Aggregate Bondsm Index (a)	262	280	304	301	300	15	-
MSCI EAFE® Index (a)	1056	1307	1553	1581	1584	50	-
NYSE Share Volume (in billions)	161	151	126	112	103	(36)	(8)
NASDAQ Share Volume (in billions)	136	152	144	131	138	1	5

(a)	Period end.

Average daily U.S. fixed-income trading volume was up 6% sequentially and 2% year-over-year. Total debt issuances were up 35% sequentially and down 1% year-over-year.

The period end S&P 500 Index increased 5% sequentially and 46% year-over-year. The period end FTSE 100 Index increased 5% sequentially and 45% year-over-year. On a daily average basis, the S&P 500 Index increased 3% sequentially and 39% year-over-year and the FTSE 100 Index increased 4% sequentially and 34% year-over-year. The period end NASDAQ Composite Index increased 6% sequentially and 57% year-over-year.

The changes in the value of market indices impact fee revenue in the Asset and Wealth Management segments and our securities servicing businesses. At March 31, 2010 using the S&P 500 Index as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1-2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07.

The following consolidating schedules show the contribution of our segments to our overall profitability.

For the quarter ended March 31, 2010 (dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$649	(a)	$146	$795	$798	$358	$271	$225	$1,652	$143	$2,590	(a)
Net interest revenue	-		55	55	210	252	95	176	733	(23)	765
Total revenue	649		201	850	1,008	610	366	401	2,385	120	3,355
Provision for credit losses	-		-	-	-	-	-	-	-	35	35
Noninterest expense	503		145	648	723	324	261	188	1,496	316	2,460
Income before taxes	$146	(a)	$56	$202	$285	$286	$105	$213	$889	$(231)	$860	(a)
Pre-tax operating margin (b)	23%		28%	24%	28%	47%	29%	53%	37%	N/M	26%
Average assets	$25,187		$9,722	$34,909	$59,704	$52,838	$20,338	$26,716	$159,596	$30,012	$224,517	(c)
Excluding intangible amortization:
Noninterest expense	$453		$136	$589	$717	$304	$255	$182	$1,458	$316	$2,363
Income before taxes	196		65	261	291	306	111	219	927	(231)	957
Pre-tax operating margin (b)	30%		32%	31%	29%	50%	30%	55%	39%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated asset management funds of $41 million, net of income attributable to noncontrolling interests of $24 million related to consolidated asset management funds.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.
N/M	- Not meaningful.

14    BNY Mellon

For the quarter ended Dec. 31, 2009			Total Asset					Total
(dollar amounts in millions)	Asset Management	Wealth Management	and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$680	$151	$831	$816	$410	$264	$222	$1,712	$52	$2,595
Net interest revenue	3	46	49	205	203	90	148	646	29	724
Total revenue	683	197	880	1,021	613	354	370	2,358	81	3,319
Provision for credit losses	-	1	1	-	-	-	-	-	64	65
Noninterest expense	521	149	670	789	338	248	193	1,568	344	2,582
Income before taxes	$162	$47	$209	$232	$275	$106	$177	$790	$(327)	$672
Pre-tax operating margin (a)	24%	24%	24%	23%	45%	30%	48%	34%	N/M	20%
Average assets	$12,859	$9,246	$22,105	$59,980	$52,028	$20,365	$26,275	$158,648	$31,459	$212,212 (b)
Excluding intangible amortization:
Noninterest expense	$465	$138	$603	$783	$318	$241	$187	$1,529	$343	$2,475
Income before taxes	218	58	276	238	295	113	183	829	(326)	779
Pre-tax operating margin (a)	32%	29%	31%	23%	48%	32%	50%	35%	N/M	23%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $1,993 million for the fourth quarter of 2009, consolidated average assets were $214,205 million.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2009			Total Asset					Total
(dollar amounts in millions)	Asset Management	Wealth Management	and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$592	$146	$738	$845	$389	$291	$206	$1,731	$(4,685)	$(2,216)
Net interest revenue	7	49	56	229	180	81	149	639	21	716
Total revenue	599	195	794	1,074	569	372	355	2,370	(4,664)	(1,500)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	500	147	647	735	324	251	186	1,496	175	2,318
Income before taxes	$99	$48	$147	$339	$245	$121	$169	$874	$(4,986)	$(3,965)
Pre-tax operating margin (a)	16%	25%	19%	32%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,424	$9,122	$21,546	$59,914	$47,975	$17,827	$24,223	$149,939	$32,224	$203,709 (b)
Excluding intangible amortization:
Noninterest expense	$447	$135	$582	$729	$304	$245	$180	$1,458	$174	$2,214
Income before taxes	152	60	212	345	265	127	175	912	(4,985)	(3,861)
Pre-tax operating margin (a)	25%	31%	27%	32%	47%	34%	49%	38%	N/M	N/M

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,077 million for the third quarter of 2009, consolidated average assets were $205,786 million.
N/M	– Not meaningful.

BNY Mellon    15

For the quarter ended June 30, 2009			Total Asset					Total
(dollar amounts in millions)	Asset Management	Wealth Management	and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$529	$140	$669	$904	$413	$314	$180	$1,811	$(223)	$2,257
Net interest revenue	7	49	56	211	185	87	157	640	4	700
Total revenue	536	189	725	1,115	598	401	337	2,451	(219)	2,957
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	147	621	715	325	263	198	1,501	261	2,383
Income before taxes	$62	$42	$104	$400	$273	$138	$139	$950	$(541)	$513
Pre-tax operating margin (a)	12%	22%	14%	36%	46%	34%	41%	39%	N/M	17%
Average assets	$12,404	$9,131	$21,535	$58,339	$52,161	$17,014	$24,764	$152,278	$32,413	$206,226 (b)
Excluding intangible amortization:
Noninterest expense	$419	$136	$555	$706	$305	$256	$191	$1,458	$262	$2,275
Income before taxes	117	53	170	409	293	145	146	993	(542)	621
Pre-tax operating margin (a)	22%	28%	23%	37%	49%	36%	43%	41%	N/M	21%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,307 million for the second quarter of 2009, consolidated average assets were $208,533 million.
N/M	– Not meaningful.

For the quarter ended March 31, 2009			Total Asset					Total
(dollar amounts in millions)	Asset Management	Wealth Management	and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$479	$141	$620	$841	$405	$321	$227	$1,794	$(278)	$2,136
Net interest revenue	15	50	65	249	200	82	159	690	20	775
Total revenue	494	191	685	1,090	605	403	386	2,484	(258)	2,911
Provision for credit losses	-	-	-	-	-	-	-	-	59	59
Noninterest expense	453	140	593	717	318	259	195	1,489	198	2,280
Income before taxes	$41	$51	$92	$373	$287	$144	$191	$995	$(515)	$572
Pre-tax operating margin (a)	8%	27%	13%	34%	48%	36%	50%	40%	N/M	20%
Average assets	$12,663	$9,611	$22,274	$65,204	$50,864	$18,600	$28,665	$163,333	$32,146	$217,753 (b)
Excluding intangible amortization:
Noninterest expense	$398	$129	$527	$710	$297	$252	$189	$1,448	$198	$2,173
Income before taxes	96	62	158	380	308	151	197	1,036	(515)	679
Pre-tax operating margin (a)	19%	32%	23%	35%	51%	38%	51%	42%	N/M	23%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,366 million for the first quarter of 2009, consolidated average assets were $220,119 million.
N/M	– Not meaningful.

16    BNY Mellon

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.1 trillion at March 31, 2010, compared with $1.1 trillion at Dec. 31, 2009 and $881 billion at March 31, 2009. The increase compared with March 31, 2009 primarily reflects the Insight acquisition, improved equity values and the impact of long-term inflows.

Net asset outflows in the first quarter of 2010 totaled $9 billion, reflecting $25 billion of money market outflows partially offset by $16 billion of long-term inflows.

AUM at period end, by product type (in billions)	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31 2009	March 31, 2010

Equity securities	$242	$289	$328	$339	$346
Money market	393	393	376	360	335
Fixed income securities	167	159	169	235	234
Alternative investments and overlay	79	85	93	181	190

Total AUM	$881	$926	$966	$1,115	$1,105

AUM at period end, by client type (in billions)	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31 2009	March 31, 2010

Institutional	$394	$425	$461	$611	$620
Mutual funds	413	421	421	416	396
Private client	74	80	84	88	89

Total AUM	$881	$926	$966	$1,115	$1,105

Changes in market value of AUM from Dec. 31, 2009 to March 31, 2010 – by business segment (in billions)	Asset Management	Wealth Management		Total

Market value of AUM at Dec. 31, 2009:	$1,040	$75		$1,115
Net inflows (outflows):
Long-term	15	1		16
Money market	(25)	-		(25)

Total net inflows (outflows)	(10)	1		(9)
Net market/currency impact	(1)	-		(1)

Market value of AUM at March 31, 2010	$1,029 (a)	$76	(b)	$1,105
(a)	Excludes $5 billion subadvised for the Wealth Management segment.
(b)	Excludes private client assets managed in the Asset Management segment.

BNY Mellon    17

Asset Management segment

(dollar amounts in millions, unless otherwise noted)						1Q10 vs.
	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Asset and wealth management:
Mutual funds	$263	$266	$274	$266	$242	(8)%	(9)%
Institutional clients	181	175	197	227	264	46	16
Private clients	32	31	34	38	38	19	-
Performance fees	7	26	1	59	13	86	(78)
Total asset and wealth management revenue	483	498	506	590	557	15	(6)
Distribution and servicing	92	90	84	84	75	(18)	(11)
Other	(96)	(59)	2	6	17	N/M	N/M
Total fee and other revenue (a)	479	529	592	680	649	35	(5)
Net interest revenue	15	7	7	3	-	N/M	N/M
Total revenue (b)	494	536	599	683	649	31	(5)
Noninterest expense (ex. intangible amortization and support agreement charges)	412	419	415	465	453	10	(3)
Income before taxes (ex. intangible amortization and support agreement charges)	82	117	184	218	196	139	(10)
Amortization of intangible assets	55	55	53	56	50	(9)	(11)
Support agreement charges	(14)	-	32	-	-	N/M	N/M
Income before taxes	$41	$62	$99	$162	$146	256%	(10)%
Memo: Income before taxes (ex. intangible amortization)	$96	$117	$152	$218	$196	104%	(10)%

Pre-tax operating margin	8%	12%	16%	24%	23%
Pre-tax operating margin (ex. intangible amortization) (c)	19%	22%	25%	32%	30%

AUM (in billions) (d)	$818	$860	$897	$1,045	$1,034	26%	(1)%
AUM net inflows (outflows) :
Long-term (in billions)	$(2)	$(18)	$(2)	$13	$15
Money-market (in billions)	$(11)	$(2)	$(14)	$(22)	$(25)
(a)	Total fee and other revenue for the first quarter of 2010 includes income from consolidated asset management funds of $65 million and income attributable to noncontrolling interests of $24 million. The net of these income statement line items of $41 million is included above in institutional client revenue of $25 million and other revenue of $16 million.
(b)	Investment securities gains (losses) were $(34) million in 1Q09, $(45) million in 2Q09, $- million in 3Q09, $1 million in 4Q09 and $- in 1Q10. Excluding investment securities gains (losses), the total revenue growth rate was 23% for 1Q10 vs. 1Q09.
(c)	The pre-tax operating margin, excluding intangible amortization, support agreement charges and investment securities gains (losses) was 22% for 1Q09, 28% for 2Q09, 31% for 3Q09, 32% for 4Q09 and 30% for 1Q10.
(d)	Includes $3 billion, $3 billion, $5 billion, $5 billion and $5 billion subadvised for the Wealth Management segment, respectively.
N/M	– Not meaningful.

Business description

BNY Mellon Asset Management is the umbrella organization for our affiliated investment management boutiques and is responsible, through various subsidiaries, for U.S. and non-U.S. retail, intermediary and institutional distribution of investment management and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, BNY Mellon Asset Management includes BNY Mellon Asset Management International, which is responsible for the distribution of investment management products internationally, and the Dreyfus Corporation and its affiliates, which are responsible for U.S. distribution of retail mutual funds, separate accounts and annuities. We are one of the world’s largest asset managers with a top 10 position in both the U.S. and Europe and 11th position globally.

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

In November 2009, we acquired Insight which specializes in liability-driven investment solutions, active fixed income and alternative investments. At

18    BNY Mellon

acquisition, Insight had approximately $138 billion in assets under management.

Also, in November 2009, BNY Mellon acquired a 20% minority interest in Siguler Guff & Company, LLC (and certain related entities) (“Siguler Guff”), a multi-strategy private equity firm. At acquisition, Siguler Guff had approximately $8 billion in assets under management and committed capital.

Review of financial results

In the first quarter of 2010, Asset Management had pre-tax income of $146 million compared with $41 million in the first quarter of 2009 and $162 million in the fourth quarter of 2009. Excluding amortization of intangible assets, pre-tax income was $196 million in the first quarter of 2010 compared with $96 million in the first quarter of 2009 and $218 million in the fourth quarter of 2009. Results reflect improved equity values, stronger investment performance and the impact of the Insight acquisition. The decrease sequentially reflects a seasonal decrease in performance fees.

The Asset Management segment generated 2,100 basis points of positive operating leverage compared with the first quarter of 2009, excluding intangible amortization and support agreement charges.

Asset and wealth management revenue in the Asset Management segment was $557 million in the first quarter of 2010 compared with $483 million in the first quarter of 2009 and $590 million in the fourth quarter of 2009. Excluding performance fees, asset and wealth management fee revenue increased 14% compared with the prior year period and 2% (unannualized) sequentially. Both increases reflect improved equity values, stronger investment performance, the Insight acquisition and the impact of long-term inflows, partially offset by a reduction in fees due to money market outflows and higher fee waivers. The sequential increase was also negatively impacted by a stronger U.S. dollar. Performance fees were $13 million in the first quarter of 2010 compared with $59 million in the fourth quarter of 2009. The decrease reflects seasonality. Performance fees earned by BNY Mellon typically occur in the fourth quarter.

In the first quarter of 2010, net long-term inflows of $15 billion were more than offset by $25 billion of money market outflows. Long-term inflows benefited from strength in institutional global equity and fixed income products and the fourth consecutive quarter of positive flows in retail funds.

In the first quarter of 2010, 43% of Asset and Wealth Management fees in the Asset Management segment were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $242 million in the first quarter of 2010 compared with $263 million in the first quarter of 2009 and $266 million in the fourth quarter of 2009. The decreases reflect outflows in money market funds and higher fee waivers.

Distribution and servicing fees were $75 million in the first quarter of 2010 compared with $92 million in the first quarter of 2009 and $84 million in the fourth quarter of 2009. The decreases primarily reflect lower money market inflows.

Other fee revenue was $17 million in the first quarter of 2010 compared with losses of $96 million in the first quarter of 2009 and gains of $6 million in the fourth quarter of 2009. The year-over-year increase primarily reflects investment write-downs in the first quarter of 2009 and the higher value of seed capital investments.

Revenue generated in the Asset Management segment includes 50% from non-U.S. sources in the first quarter of 2010 and the fourth quarter of 2009. Excluding investment securities losses in the first quarter of 2009, revenue includes 39% generated from non-U.S. sources.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $453 million in the first quarter of 2010 compared with $412 million in the first quarter of 2009 and $465 million in the fourth quarter of 2009. The year-over-year increase primarily reflects the impact of the Insight acquisition. The sequential decrease reflects lower legal expenses and strong expense management.

BNY Mellon    19

Wealth Management segment

(dollar amounts in millions unless otherwise noted)						1Q10 vs.
	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Asset and wealth management	$122	$128	$133	$136	$136	11%	-%
Other	19	12	13	15	10	(47)	(33)
Total fee and other revenue	141	140	146	151	146	4	(3)
Net interest revenue	50	49	49	46	55	10	20
Total revenue	191	189	195	197	201	5	2
Provision for credit losses	-	-	-	1	-	-	N/M
Noninterest expense (ex. intangible amortization)	129	136	135	138	136	5	(1)
Income before taxes (ex. intangible amortization)	62	53	60	58	65	5	12
Amortization of intangible assets	11	11	12	11	9	(18)	(18)
Income before taxes	$51	$42	$48	$47	$56	10%	19%

Pre-tax operating margin	27%	22%	25%	24%	28%
Pre-tax operating margin (ex. intangible amortization)	32%	28%	31%	29%	32%

Average loans	$5,388	$5,684	$6,010	$6,191	$6,302	17%	2%
Average assets	9,611	9,131	9,122	9,246	9,722	1	5
Average deposits	7,058	6,628	6,602	6,804	7,310	4	7

Market value of total client assets under management and custody at period end (in billions)	$132	$142	$151	$154	$157	19%	2%
N/M	– Not meaningful.

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals, families, endowments and foundations and related entities. BNY Mellon Wealth Management is a top 10 U.S. wealth manager with $157 billion in client assets. We serve our clients through an expansive network of office sites in 17 states and 3 countries, including 16 of the top 25 domestic wealth markets.

The results of the Wealth Management segment are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts. Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $56 million in the first quarter of 2010, compared with $51 million in the first quarter of 2009 and $47 million in the fourth quarter of 2009. Income before taxes, excluding intangible amortization, was $65 million in the first quarter of 2010, compared with $62 million in the first quarter of 2009 and $58 million in the fourth quarter of 2009. Results in the first quarter of 2010 reflect 17 consecutive quarters of positive long-term assets under management and custody flows, high quality loan growth and expense control. Excluding intangible amortization, Wealth Management generated 300 basis points of positive operating leverage sequentially.

Total fee and other revenue was $146 million in the first quarter of 2010, compared with $141 million in the first quarter of 2009 and $151 million in the fourth quarter of 2009. The increase compared with the first quarter of 2009 reflects organic growth and the impact of higher equity markets, partially offset by lower capital market fees. Fee revenue was down sequentially, as organic growth was more than offset by seasonally lower performance fees.

Client assets under management and custody were $157 billion at March 31, 2010, compared with $132 billion at March 31, 2009 and $154 billion at Dec. 31, 2009. Both increases reflect organic growth and higher equity market levels.

Net interest revenue increased $5 million year-over-year and $9 million sequentially due to high quality loan growth and higher loan spreads, and the higher yield related to the restructured investment securities portfolio, partially offset by lower deposit margins. Average loans increased 17% year-over-year and 2%

20    BNY Mellon

(unannualized) sequentially. Average deposit levels increased 4% year-over-year and 7% (unannualized) sequentially.

Noninterest expense (excluding amortization of intangible assets) increased $7 million compared with the first quarter of 2009 and decreased $2 million compared with the fourth quarter of 2009. The year-over-year increase primarily reflects higher production-related incentive compensation for employees and FDIC expenses, partially offset by workforce reductions and expense control.

Institutional Services Sector

At March 31, 2010, our assets under custody and administration totaled $22.4 trillion, up slightly from $22.3 trillion at Dec. 31, 2009 and a 15% increase from $19.5 trillion at March 31, 2009. The year-over-year increase reflects higher market values and new business. Equity securities constituted 32% and fixed-income securities constituted 68% of the assets under custody and administration at both March 31,

2010 and Dec. 31, 2009, compared with 25% equity securities and 75% fixed income securities at March 31, 2009. Assets under custody and administration at March 31, 2010 consisted of assets related to custody, mutual funds, and corporate trust businesses of $18.0 trillion, broker-dealer service assets of $2.8 trillion, and all other assets of $1.6 trillion.

The market value of securities on loan at March 31, 2010 increased to $253 billion compared with $247 billion at Dec. 31, 2009. The market value of securities on loan was $293 billion at March 31, 2009. The year-over-year decline reflects de-leveraging in the financial markets.

In February 2010, we announced a definitive agreement to acquire Global Investment Servicing, Inc. and in March 2010, we announced an agreement to acquire BHF Asset Servicing GmbH. See the “First quarter 2010 events” section for additional information.

Assets under custody and administration trend
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010
Market value of assets under custody and administration (in trillions) (a)	$19.5	$20.7	$22.1	$22.3	$22.4
Market value of securities on loan (in billions) (b)	$293	$290	$299	$247	$253
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $690 billion at March 31, 2009, $810 billion at June 30, 2009, $943 billion at Sept. 30, 2009, $905 billion at Dec. 31, 2009 and $964 billion at March 31, 2010.
(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

BNY Mellon    21

Asset Servicing segment

(dollars amounts in millions, unless otherwise noted)						1Q10 vs.
	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Securities servicing fees – asset servicing	$504	$557	$573	$581	$569	13%	(2)%
Securities lending revenue	79	85	32	25	24	N/M	(4)
Foreign exchange and other trading activities	210	216	190	177	170	(19)	(4)
Other	48	46	50	33	35	(27)	6
Total fee and other revenue	841	904	845	816	798	(5)	(2)
Net interest revenue	249	211	229	205	210	(16)	2
Total revenue	1,090	1,115	1,074	1,021	1,008	(8)	(1)
Noninterest expense (ex. intangible amortization and support agreement charges)	704	721	748	788	740	5	(6)
Income before taxes (ex. intangible amortization and support agreement charges)	386	394	326	233	268	(31)	15
Support agreement charges	6	(15)	(19)	(5)	(23)	N/M	N/M
Amortization of intangible assets	7	9	6	6	6	(14)	-
Income before taxes	$373	$400	$339	$232	$285	(24)%	23%
Memo: Income before taxes (ex. intangible amortization)	$380	$409	$345	$238	$291	(23)%	22%

Pre-tax operating margin	34%	36%	32%	23%	28%
Pre-tax operating margin (ex. intangible amortization)	35%	37%	32%	23%	29%

Market value of securities on loan at period end (in billions)	$293	$290	$299	$247	$253	(14)%	2%

Average assets	$65,204	$58,339	$59,914	$59,980	$59,704	(8)%	-%
Average deposits	$57,084	$50,583	$52,271	$51,755	$52,183	(9)%	1%
(a)	The pre-tax operating margin, excluding support agreement charges and intangible amortization, was 27% in the first quarter of 2010, 23% in the fourth quarter of 2009 and 35% in the first quarter of 2009.

N/M - Not meaningful.

Business description

The Asset Servicing segment includes global custody, global fund services, securities lending, global liquidity services, outsourcing, alternative investment services, government securities clearance, collateral management and credit-related services and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker-dealers, investment managers, insurance companies and mutual funds.

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

We are one of the leading global securities servicing providers with a total of $22.4 trillion of assets under custody and administration at March 31, 2010. We continue to maintain our number one ranking in the two major global custody surveys. We are one of the largest providers of fund services in the world, servicing $4.9 trillion in assets. We also service 44% of the funds in the U.S. exchange-traded funds marketplace. We are the largest custodian for U.S. corporate and public pension plans. BNY Mellon Asset Servicing services 44% of the top 50 endowments.

22    BNY Mellon

We are a leading custodian in the U.K. and service 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flow. In our alternative investment services business, we are a top 10 service provider to single manager hedge funds, funds of hedge funds and private equity. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.1 trillion in 31 markets around the world. We are one of the largest global providers of performance and risk analytics with $8.9 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We are a leading clearing agent for U.S. government securities, handling a majority of transactions cleared through the Federal Reserve Bank of New York and clearing for 13 of the 18 primary dealers. We are a leading collateral management agent with $1.5 trillion in tri-party balances worldwide at March 31, 2010.

Review of financial results

Income before taxes was $285 million in the first quarter of 2010 compared with $373 million in the first quarter of 2009, and $232 million in the fourth quarter of 2009. Income before taxes, excluding intangible amortization and support agreement charges, was $268 million in the first quarter of 2010 compared with $386 million in the first quarter of 2009 and $233 million in the fourth quarter of 2009. The decrease in income before taxes compared with the first quarter of 2009 primarily resulted from lower securities lending revenue, foreign exchange revenue and net interest revenue, partially offset by higher securities servicing fees. The sequential increase primarily reflects lower legal expenses and continued strong expense control.

Revenue generated in the Asset Servicing segment includes 43% from non-U.S. sources in the first quarter of 2010, 34% in the first quarter of 2009 and 41% in the fourth quarter of 2009.

Securities servicing fees, excluding securities lending revenue, increased $65 million, or 13%, compared with the first quarter of 2009 and decreased $12 million, or 2% (unannualized) sequentially. The year-over-year increase reflects higher market values and net new business. The sequential decrease reflects lower transaction volumes and the impact of a stronger U.S. dollar.

Securities lending revenue decreased $55 million compared to the first quarter of 2009 and $1 million sequentially. Both decreases reflect lower volumes. The year-over-year decrease also reflects lower spreads. Spreads decreased 65% compared with the first quarter of 2009 and 6% sequentially. Volumes decreased 12% compared with the first quarter of 2009 and 8% (unannualized) sequentially.

Foreign exchange and other trading decreased 19% compared with the first quarter of 2009 and 4% (unannualized) sequentially. Both decreases reflect lower volatility, partially offset by higher volumes.

Net interest revenue decreased 16% compared to the prior year period and increased 2% (unannualized) sequentially. The decrease compared with the first quarter of 2009 reflects lower deposit levels and spreads, partially offset by the higher yield related to the restructured investment securities portfolio. The sequential increase reflects higher deposit levels and the higher yield related to the restructured investment securities portfolio, partially offset by lower spreads.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) increased $36 million compared with the first quarter of 2009 and decreased $48 million sequentially. The year-over-year increase reflects higher sub-custodial fees resulting from higher asset values and transaction volumes, and the impact of a weaker U.S. dollar. The sequential decrease, which was primarily driven by lower legal expenses, resulted in 500 basis points of positive operating leverage.

BNY Mellon    23

Issuer Services segment

						1Q10 vs.
(dollars in millions)	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Securities servicing fees – issuer services	$363	$373	$359	$367	$333	(8)%	(9)%
Other	42	40	30	43	25	(40)	(42)
Total fee and other revenue	405	413	389	410	358	(12)	(13)
Net interest revenue	200	185	180	203	252	26	24
Total revenue	605	598	569	613	610	1	-
Noninterest expense (ex. intangible amortization)	297	305	304	318	304	2	(4)
Income before taxes (ex. intangible amortization)	308	293	265	295	306	(1)	4
Amortization of intangible assets	21	20	20	20	20	N/M	N/M
Income before taxes	$287	$273	$245	$275	$286	-%	4%

Pre-tax operating margin	48%	46%	43%	45%	47%
Pre-tax operating margin (ex. intangible amortization)	51%	49%	47%	48%	50%

Average assets	$50,864	$52,161	$47,975	$52,028	$52,838	4%	2%
Average deposits	$45,963	$47,293	$43,183	$47,320	$48,470	5%	2%

Number of depositary receipt programs	1,330	1,320	1,322	1,330	1,336	-%	-%

N/M – Not meaningful.

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

As the world’s leading provider of corporate trust and agency services, BNY Mellon services $11.8 trillion in outstanding debt from 61 locations in 20 countries. We are the number one provider of corporate trust services for all major debt categories across conventional, structured credit and specialty debt. We serve as depositary for 1,336 sponsored American and global depositary receipt programs, acting in partnership with leading companies from 67 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record-keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

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

Review of financial results

Income before taxes was $286 million in the first quarter of 2010, compared with $287 million in the first quarter of 2009 and $275 million in the fourth quarter of 2009. Issuer Services results reflect net interest revenue due to higher yield related to the restructured investment securities portfolio and higher average customer deposits, as well as continued expense control, partially offset by lower fee revenue driven by lower corporate actions and decreased activity in debt markets.

Total fee and other revenue decreased 12% year-over-year and 13% sequentially.

•

Corporate Trust – Fee and other revenue decreased year-over-year and sequentially. Results for both periods reflect new business which was more than offset by decreased activity in the international and conventional debt markets and lower money market related distribution fees due to the low interest rate environment.

•	Depositary Receipts – Fee and other revenue decreased year-over-year and sequentially. Year-over-year revenue was impacted by lower transaction fees, partially offset by higher

24    BNY Mellon

issuance fees. Revenue decreased sequentially due to seasonally lower corporate action fees and lower foreign exchange and other trading revenue. Depositary receipts issuances have exceeded cancellations for four consecutive quarters.

•

Shareowner Services – Fee and other revenue decreased year-over-year and sequentially. Both decreases were due to lower corporate action activity, partially offset by higher market values on employee stock option plans.

Net interest revenue increased $52 million, or 26%, compared with the first quarter of 2009, and increased $49 million, or 24% (unannualized), compared with the fourth quarter of 2009. Both the year-over-year and sequential increases reflect the higher yield related to the restructured investment securities portfolio and average customer deposit balances.

Noninterest expense (excluding intangible amortization) increased $7 million, or 2%, compared with the first quarter of 2009 and decreased $14 million, or 4% (unannualized) sequentially. The year-over-year increase was primarily driven by higher FDIC expense. The sequential decrease reflects a seasonal decrease in expenses and lower legal expense.

Clearing Services segment

(dollar amounts in millions, unless otherwise noted)						1Q10 vs.
	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Securities servicing fees – clearing services	$249	$248	$232	$219	$227	(9)%	4%
Other	72	66	59	45	44	(39)	(2)
Total fee and other revenue	321	314	291	264	271	(16)	3
Net interest revenue	82	87	81	90	95	16	6
Total revenue	403	401	372	354	366	(9)	3
Noninterest expense (ex. intangible amortization)	252	256	245	241	255	1	6
Income before taxes (ex. intangible amortization)	151	145	127	113	111	(26)	(2)
Amortization of intangible assets	7	7	6	7	6	N/M	N/M
Income before taxes	$144	$138	$121	$106	$105	(27)%	(1)%

Pre-tax operating margin	36%	34%	33%	30%	29%
Pre-tax operating margin (ex. intangible amortization)	38%	36%	34%	32%	30%

Average active accounts (in thousands)	5,452	4,999	4,771	4,758	4,811	(12)%	1%
Average assets	$18,600	$17,014	$17,827	$20,365	$20,338	9%	-%
Average margin loans	$4,207	$4,121	$4,322	$4,651	$5,229	24%	12%
Average payables to customers and broker-dealers	$3,797	$4,901	$5,845	$6,476	$6,495	71%	-%

N/M – Not meaningful.

Business description

Our Clearing Services segment consists of Pershing’s global clearing and execution business in over 60 markets. Located in 20 offices worldwide, Pershing provides operational support, trading services, flexible technology, an expansive array of investment solutions including managed accounts, mutual funds and cash management, practice management support and service excellence. Pershing takes a consultative approach, working behind the scenes for its more than 1,150 customers who represent approximately five million individual and institutional investors. Pershing serves a broad array of customers including financial intermediaries, broker-dealers, independent registered investment advisors and hedge fund managers.

Pershing is the enterprise name for Pershing, Pershing Advisor Solutions, Pershing Prime Services, iNautix USA, the Lockwood companies, and its international affiliates in Canada, Ireland, the U.K. and Singapore.

Revenue in this segment includes fees and commissions from broker-dealer services, registered investment advisor services, prime brokerage services and electronic trading services, which are primarily driven by:

BNY Mellon    25

•	trading volumes, particularly those related to retail customers;
•	overall market levels; and
•	the amount of assets under administration.

A substantial amount of revenue in this segment is generated from non-transactional activities, such as asset gathering; providing services to mutual funds, money market funds and retirement programs; and administration and other services.

Segment expenses are driven by staff, equipment and space required to support the services provided by the segment and the cost of execution and clearance of trades.

Review of financial results

Income before taxes was $105 million in the first quarter of 2010, $144 million in the first quarter of 2009 and $106 million in the fourth quarter of 2009. Clearing services results reflect lower money market fund fees, offset partially by higher net interest revenue.

Total fee and other revenue decreased $50 million, or 16%, compared with the first quarter of 2009 and increased $7 million, or 3% (unannualized) compared with the fourth quarter of 2009. The year-over-year decrease was primarily due to lower money market related distribution fees and lower trading volumes. The sequential increase was primarily due to higher trading revenue.

Net interest revenue increased $13 million compared with the first quarter of 2009 and $5 million compared with the fourth quarter of 2009. Both increases were driven by the higher yield related to the restructured investment securities portfolio.

Noninterest expense (excluding intangible amortization) increased $3 million, or 1%, compared to the first quarter of 2009 and $14 million, or 6% (unannualized) compared with the fourth quarter of 2009. The sequential increase primarily reflects recoveries of charges in the prior period.

Treasury Services segment

						1Q10 vs.
(dollar amounts in millions)	1Q09	2Q09	3Q09	4Q09	1Q10	1Q09	4Q09
Revenue:
Treasury services	$121	$128	$124	$130	$127	5%	(2)%
Other	106	52	82	92	98	(8)	7
Total fee and other revenue	227	180	206	222	225	(1)	1
Net interest revenue	159	157	149	148	176	11	19
Total revenue	386	337	355	370	401	4	8
Noninterest expense (ex. intangible amortization)	189	191	180	187	182	(4)	(3)
Income before taxes (ex. intangible amortization)	197	146	175	183	219	11	20
Amortization of intangible assets	6	7	6	6	6	N/M	N/M
Income before taxes	$191	$139	$169	$177	$213	12%	20%

Pre-tax operating margin	50%	41%	48%	48%	53%
Pre-tax operating margin (ex. intangible amortization)	51%	43%	49%	50%	55%

Average loans	$13,921	$13,228	$11,648	$10,982	$10,436	(25)%	(5)%
Average assets	$28,665	$24,764	$24,223	$26,275	$26,716	(7)%	2%
Average deposits	$24,867	$20,321	$19,989	$22,138	$22,257	(10)%	1%

N/M – Not meaningful.

Business description

The Treasury Services segment includes cash management solutions, trade finance services, international payment services and global markets, capital markets and liquidity services.

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

26    BNY Mellon

the level and nature of underlying cross-border investments, as well as other transactions undertaken by corporate and institutional clients.

Segment expenses are driven by staff, equipment and space required to support the services provided, as well as operating services in support of volume increases.

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, trade services and liquidity management. We are the fourth largest U.S. dollar payment processor, processing about 160 thousand, or an average of about $1.5 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $213 million in the first quarter of 2010 compared with $191 million in the first quarter of 2009, and $177 million in the fourth quarter of 2009.

Total fee and other revenue decreased $2 million compared with the first quarter of 2009 and increased $3 million compared with the fourth quarter of 2009. The decrease compared to the first quarter of 2009 resulted from lower capital market fees and lower foreign exchange revenue, primarily offset by higher global payment fees. The increase sequentially was primarily due to higher capital market fees and lower mark-to-market adjustments on credit default swaps, partially offset by lower global payment fees.

Net interest revenue increased $17 million compared to the first quarter of 2009 and $28 million sequentially. Both increases primarily resulted from the higher yield related to the restructured investment securities portfolio, partially offset by lower average loan balances reflecting our credit strategy to reduce targeted risk exposure.

Noninterest expense (excluding intangible amortization) decreased $7 million compared with the first quarter of 2009 and $5 million sequentially. The year-over-year decrease reflects expense reduction initiatives as well as overall expense control. The sequential decrease primarily reflects ongoing expense management and seasonally lower expenses.

BNY Mellon    27

Other Segment

(dollars in millions)	1Q09	2Q09	3Q09	4Q09	1Q10
Revenue:
Fee and other revenue	$(278)	$(223)	$(4,685)	$52	$143
Net interest revenue (expense)	20	4	21	29	(23)
Total revenue	(258)	(219)	(4,664)	81	120
Provision for credit losses	59	61	147	64	35
Noninterest expense (ex. litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	120	136	125	152	119
Income (loss) before taxes (ex. litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	(437)	(416)	(4,936)	(135)	(34)
Litigation reserves	-	-	-	-	164
FDIC special assessment	-	61	-	-	-
Amortization of intangible assets	-	(1)	1	1	-
M&I expenses	68	59	54	52	26
Restructuring charges	10	6	(5)	139	7
Income (loss) before taxes	$(515)	$(541)	$(4,986)	$(327)	$(231)
Average assets	$32,146	$32,413	$32,224	$31,459	$30,012
Average deposits	10,062	6,923	6,507	5,378	4,144

Business description

In July 2009, we signed a definitive agreement to sell Mellon United National Bank (“MUNB”), our national bank located in Florida. As a result, we adopted discontinued operations accounting for MUNB. On Jan. 15, 2010, we completed the sale of MUNB. This business was formerly included in the Other segment. All prior period results have been restated.

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	33.8% equity interest in BNY ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Noninterest expense includes:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $231 million for the first quarter of 2010, compared with losses of $515 million in the first quarter of 2009 and $327 million in the fourth quarter of 2009.

The Other segment includes the following activity:

In the first quarter of 2010:

•	a $164 million charge related to litigation reserves for several existing matters; and
•	a provision for credit losses of $35 million.

In the fourth quarter of 2009:

•	a $139 million (pre-tax) restructuring charge relating to our global location strategy; and
•	a provision for credit losses of $64 million.

In the first quarter of 2009:

•	a $264 million (pre-tax) securities loss associated with other-than-temporary-impairment (“OTTI”) recorded in total fee and other revenue;
•	a $58 million loss related to our investment in BNY ConvergEx; and
•	a provision for credit losses of $59 million.

28    BNY Mellon

Critical accounting estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K. Our more critical accounting estimates are those related to goodwill and other intangibles, the allowance for loan losses and allowance for lending related commitments, fair value of financial instruments and derivatives, OTTI and pension accounting as referenced below.

Critical policy	Reference
Pension accounting	BNY Mellon’s 2009 Annual Report, pages 43 through 45.
Goodwill and other intangibles	BNY Mellon’s 2009 Annual Report, pages 42 and 43.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s 2009 Annual Report, page 39. See page 36 of this Form 10-Q for the impact of estimates on the allowance for credit losses.
Fair value of financial instruments	BNY Mellon’s 2009 Annual Report, pages 39 through 41.
OTTI	BNY Mellon’s 2009 Annual Report, pages 41 and 42. See page 31 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.

Consolidated balance sheet review

At March 31, 2010, total assets were $220.6 billion compared with $212.2 billion at Dec. 31, 2009. Deposits totaled $131.6 billion at March 31, 2010 and $135.1 billion at Dec. 31, 2009. The increase in consolidated total assets resulted from the addition of $13.0 billion for the adoption of SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (Topic 810, Consolidation). Total assets averaged $225.4 billion in the first quarter of 2010, compared with $214.2 billion in the fourth quarter of 2009 and $220.1 billion in the first quarter of 2009. Total deposits averaged $134.4 billion in the first quarter of 2010, $133.4 billion in the fourth quarter of 2009 and $145.0 billion in the first quarter of 2009.

At March 31, 2010, we had approximately $55 billion of liquid funds and $18 billion of cash (including approximately $15 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $73 billion of available funds. This compares with available funds of $71 billion at Dec. 31, 2009.

Investment securities were $55.6 billion or 25% of total assets at March 31, 2010, nearly unchanged from Dec. 31, 2009.

Loans were $33.9 billion or 15% of total assets at March 31, 2010, compared with $36.7 billion or 17% of total assets at Dec. 31, 2009. The decrease in loan levels was primarily due to lower overdrafts and a decrease in loans to broker-dealers.

Total shareholders’ equity applicable to BNY Mellon was $29.7 billion at March 31, 2010 and $29.0 billion at Dec. 31, 2009. The increase in total shareholders’ equity primarily reflects retained earnings in the first quarter of 2010 and improved credit spreads.

BNY Mellon    29

Investment securities

The following table shows the distribution of our total investment securities portfolio.

Investment securities portfolio				Fair value
	Dec. 31, 2009	March 31, 2010		as a % of	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair Value	Amortized cost	Fair value	amortized cost (a)		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list:
European floating rate notes (b)	$5,503	$5,485	$5,032	91%	$(453)	95%	5%	-%	-%	-%
Commercial MBS	2,302	2,364	2,360	100	(4)	93	4	3	-	-
Prime RMBS	1,684	1,799	1,613	88	(186)	59	23	6	12	-
Alt-A RMBS	779	842	756	70	(86)	28	8	1	63	-
Subprime RMBS	470	773	486	63	(287)	72	16	5	7	-
Credit cards	610	589	588	97	(1)	2	97	1	-	-
Other	465	359	376	53	17	1	-	21	67	11
Total Watch list (c)	11,813	12,211	11,211	87	(1,000)	76	13	2	9	-
Agency RMBS	19,016	18,028	18,349	102	321	100	-	-	-	-
Sovereign debt/sovereign guaranteed	8,753	7,625	7,710	101	85	100	-	-	-	-
U.S. Treasury securities	6,378	7,036	7,083	101	47	100	-	-	-	-
Grantor Trust (d):	4,160	-	-	-	-	-	-	-	-	-
Alt-A RMBS	-	2,462	2,605	61	143	3	4	5	88	-
Prime RMBS	-	1,928	2,024	72	96	5	7	7	81	-
Subprime RMBS	-	127	146	63	19	13	5	6	76	-
FDIC-insured debt	2,003	2,531	2,586	102	55	100	-	-	-	-
U.S. Government agency debt	1,260	1,138	1,157	102	19	100	-	-	-	-
Other	2,489	2,682	2,650	99	(32)	72	10	6	1	11
Total investment securities	$55,872	$55,768	$55,521	94%	$(247)	85%	4%	1%	9%	1%

(a)	Amortized cost before impairments.
(b)	Includes RMBS, commercial MBS and other securities.
(c)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(d)	The Grantor Trust RMBS were marked to market in the fourth quarter of 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated as additional credit enhancement the difference between the written-down amortized cost and the current face amount of each of these securities.

At March 31, 2010, the carrying value of our investment securities portfolio was $55.6 billion compared with $56.0 billion at Dec. 31, 2009. The decrease in the securities portfolio at March 31, 2010 compared with Dec. 31, 2009 primarily reflects paydowns, maturities and sales, partially offset by purchases and approximately $0.9 billion of securitizations, including $394 million of Class A Notes of the Grantor Trust resulting from the adoption of ASC 810 effective Jan. 1, 2010. (See Note 2 for additional details.)

The unrealized pre-tax loss on the total investment securities portfolio was $247 million at March 31, 2010, a 76% improvement from $1,048 million at Dec. 31, 2009. The unrealized net of tax loss on our investment securities available for sale portfolio included in other comprehensive income was $180 million at March 31, 2010. The unrealized net of tax loss on our investment securities available for sale portfolio at Dec. 31, 2009 was $619 billion. These improvements primarily reflect improved credit spreads.

At March 31, 2010, 85% of the securities in our portfolio were rated AAA/AA, essentially unchanged from 86% at Dec. 31, 2009.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At March 31, 2010, we had $1.6 billion of accretable discount related to the restructuring of the investment securities portfolio in the fourth quarter of 2009 as well as securities acquired in the consolidation of two commercial paper conduits, Three Rivers Funding Corporation and Old Slip Funding, LLC. The discount related to these transactions had a remaining average life of approximately 3.5 years. For these securities, the accretion of discount increased net interest revenue and is recorded on a level yield basis. Discount accretion related to these securities totaled $135 million in the first quarter of 2010, $34 million in the first quarter of 2009 and $32 million in the fourth quarter of 2009.

Also, at March 31, 2010, we had $422 million of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 2.8 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis.

30    BNY Mellon

The following table provides pre-tax securities gains (losses) by type.

Net investment securities gains (losses) (in millions)	1Q10	4Q09	1Q09
Alt-A RMBS	$(7)	$(17)	$(125)
Prime RMBS	-	3	(3)
Home equity lines of credit	-	51	(18)
Grantor Trust	-	(39)	-
ABS CDOs	-	(11)	(3)
European floating rate notes	-	35	(4)
Credit cards	-	2	(2)
Other	14	(9)	(140	) (a)
Total net investment Securities gains (losses)	$7	$15	$(295)

(a)	Includes $95 million resulting from the impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

Net securities gains in the first quarter of 2010 were $7 million. On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the first quarter of 2010, this analysis resulted in a $7 million credit loss on Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios and the securities portfolio held by the Grantor Trust, credit-related impairment charges on these securities would have increased to $9 million (pre-tax) or decreased to $5 million (pre-tax) in the first quarter of 2010. See Note 5 to the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2010.

European floating rate notes at March 31, 2010 (a)				Total fair value
(in millions)	United Kingdom	Netherlands	Other
RMBS	$2,257	$1,032	$977	$4,266
Other	391	80	295	766
Total	$2,648	$1,112	$1,272	$5,032

(a)	95% of these securities are in the AAA to AA- ratings category.

Included in our investment securities portfolio are the following securities that have credit enhancement provided through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	March 31, 2010		Dec. 31, 2009
State and political subdivisions	$672		$610
Mortgage-backed securities	130		137
Total fair value	$802	(a)	$747
Amortized cost less securities losses	$846		$761
Mark-to-market unrealized (loss) (pre-tax)	$(44)		$(14)

(a)	The par value guaranteed by the monoline insurers was $910 million.

At March 31, 2010, securities guaranteed by monoline insurers were rated 36% AAA to AA-, 25% A+ to A-, 17% BBB+ to BBB- and 22% BB+ and lower. The decrease in fair value from Dec. 31, 2009 primarily reflects maturities, calls and paydowns. When purchasing securities, we review the credit quality of the underlying securities, as well as the insurer.

See Note 15 to the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon    31

Loans

Total exposure – consolidated	March 31, 2010			Dec. 31, 2009
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$8.3	$18.0	$26.3	$9.0	$18.5	$27.5
Commercial	2.6	22.1	24.7	3.0	22.5	25.5
Subtotal institutional	10.9	40.1	51.0	12.0	41.0	53.0
Wealth management loans and mortgages	6.2	1.6	7.8	6.2	1.8	8.0
Commercial real estate	1.9	1.6	3.5	2.0	1.7	3.7
Lease financing	3.4	-	3.4	3.5	0.1	3.6
Other residential mortgages	2.2	-	2.2	2.2	-	2.2
Overdrafts	4.2	-	4.2	6.1	-	6.1
Other	0.2	0.1	0.3	-	-	-
Subtotal non-margin loans	29.0	43.4	72.4	32.0	44.6	76.6
Margin loans	4.9	-	4.9	4.7	-	4.7
Total	$33.9	$43.4	$77.3	$36.7	$44.6	$81.3

At March 31, 2010, total exposures were $77.3 billion, a decrease of 5% from $81.3 billion at Dec. 31, 2009, primarily reflecting a decrease in institutional exposure and overdrafts.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 66% of our total lending exposure.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2010					Dec. 31, 2009
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Insurance	$0.3	$5.7	$6.0	89%	53%	$0.4	$6.0	$6.4
Banks	3.5	2.3	5.8	59	91	3.3	2.9	6.2
Securities industry	3.2	2.5	5.7	92	94	3.6	2.1	5.7
Asset managers	0.9	2.8	3.7	95	88	1.0	2.8	3.8
Government	0.1	2.5	2.6	98	45	0.1	2.9	3.0
Other	0.3	2.2	2.5	91	41	0.6	1.8	2.4
Total	$8.3	$18.0	$26.3	85%	73%	$9.0	$18.5	$27.5

The financial institutions portfolio exposure was $26.3 billion at March 31, 2010, compared to $27.5 billion at Dec. 31, 2009. The decrease from Dec. 31, 2009 primarily reflects decreased exposures in nearly every category. Exposures to financial institutions are high quality with 85% meeting the investment grade equivalent criteria of our rating system at March 31, 2010. These exposures are generally short-term, with 73% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

32    BNY Mellon

The asset manager portfolio exposures are high quality with 95% meeting our investment grade equivalent ratings criteria as of March 31, 2010. These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	March 31, 2010					Dec. 31, 2009
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$7.3	$8.1	82%	36%	$1.0	$7.7	$8.7
Manufacturing	0.8	6.3	7.1	83	19	0.9	6.4	7.3
Energy and utilities	0.5	6.4	6.9	81	24	0.6	6.3	6.9
Media and telecom	0.5	2.1	2.6	60	35	0.5	2.1	2.6
Total	$2.6	$22.1	$24.7	80%	28%	$3.0	$22.5	$25.5

The commercial portfolio exposure decreased 3% to $24.7 billion at March 31, 2010, from $25.5 billion at Dec. 31, 2009, reflecting decreased exposure to the services and other, and manufacturing categories. Our goal is to migrate towards a predominantly investment grade portfolio.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At both March 31, 2010 and

Dec. 31, 2009, total exposures in our automotive portfolio included $109 million of secured exposure to one of the big three U.S. automotive manufacturers. We also had $79 million of exposure to four automotive suppliers at March 31, 2010.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010
Financial institutions	88%	90%	84%	85%	85%
Commercial	78%	80%	80%	80%	80%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. Less than 1% of the mortgages in the wealth management portfolio were past due at March 31, 2010.

At March 31, 2010, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 22%; Massachusetts – 17%; California – 17%; Florida – 9%; and other – 35%.

Commercial real estate

Our commercial real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.5 billion at March 31, 2010 and $3.7 billion at Dec. 31, 2009.

At March 31, 2010, approximately 72% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with approximately 53% secured by residential buildings, approximately 30% secured by office buildings, approximately 8% secured by retail properties and approximately 9% by other categories. Approximately 94% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At March 31, 2010, our commercial real estate portfolio was comprised of the following concentrations: New York metro – 50%; investment grade REITs – 29%; and other – 21%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.2 billion and $226 million of airline exposures at March 31, 2010. Approximately 91% of the leasing exposure is investment grade, or investment grade equivalent.

At March 31, 2010, our $226 million of exposure to the airline industry consisted of a $16 million real estate lease exposure, as well as the airline-leasing portfolio which included $75 million to major U.S. carriers, $122 million to foreign airlines and $13 million to U.S. regional airlines.

During the first quarter of 2010, the U.S. domestic airline industry continued to be in a weak financial condition due to high debt levels combined with further increases in fuel costs. Given these factors and the relatively high fixed cost operating

BNY Mellon    33

models of most domestic carriers, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.2 billion at March 31, 2010. Included in this portfolio is approximately $900 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2010, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 75% and approximately 25% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At March 31, 2010, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

34    BNY Mellon

Allowance for credit losses activity (dollar amounts in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Margin loans	$4,863	$4,657	$3,516
Non-margin loans	29,024	32,032	37,972
Total loans	$33,887	$36,689	$41,488
Quarterly activity
Allowance for credit losses:
Beginning balance	$628	596	$529
Transferred to discontinued operations	-	-	21
Provision for credit losses (a)	35	65	59
Net (charge-off) recoveries:
Commercial	12	(14)	(12)
Commercial real estate	(5)	(2)	(17)
Other residential mortgages	(12)	(17)	(12)
Financial institutions	(20)	-	(10)
Leasing	-	-	1
Net (charge-offs)	(25)	(33)	(50)
Total allowance for credit losses (a)	$638	$628	$559
Allowance for loan losses	$520	$503	$470
Allowance for unfunded commitments	118	125	89
Allowance for loan losses as a percent of total loans	1.53%	1.37%	1.13%
Allowance for loan losses as a percent of non-margin loans	1.79%	1.57%	1.24%
Total allowance for credit losses as a percent of total loans	1.88%	1.71%	1.35%
Total allowance for credit losses as a percent of non-margin loans	2.20%	1.96%	1.47%

(a)	The allowance for credit losses at March 31, 2010 and Dec. 31, 2009 excludes discontinued operations. The allowance for credit losses includes discontinued operations of $40 million at March 31, 2009.

Net charge-offs were $25 million in the first quarter of 2010, $33 million in the fourth quarter of 2009 and $50 million in the first quarter of 2009. Net charge-offs in the first quarter of 2010 included $15 million to a mortgage company and $12 million in residential mortgages, partially offset by $12 million of recoveries from the media portfolio. Net charge-offs in the fourth quarter of 2009 included $17 million in residential mortgages and $9 million to finance and lease companies. Net charge-offs in the first quarter of 2009 included $17 million in commercial real estate, $12 million in residential mortgages, $10 million in the media portfolio and $10 million to a finance company.

The provision for credit losses was $35 million in the first quarter of 2010 compared with $65 million in the fourth quarter of 2009 and $59 million in the first quarter of 2009. The decrease in the provision for credit losses primarily reflects a decrease in higher risk rated loans and nonperforming loans.

The total allowance for credit losses was $638 million at March 31, 2010, $628 million at Dec. 31, 2009 and $559 million at March 31, 2009. The increase in the allowance for credit losses compared with Dec. 31, 2009 resulted from a provision for credit losses of $35 million, partially offset by net charge-offs of $25 million. The ratio of the total allowance for credit losses to non-margin loans was 2.20% at March 31, 2010, 1.96% at Dec. 31, 2009, and 1.47% at March 31, 2009. The ratio of the allowance for loan losses to non-margin loans was 1.79% at March 31, 2010, 1.57% at Dec. 31, 2009 and 1.24% at March 31, 2009. The growth in these ratios resulted from a lower level of non-margin loans and an increase in the allowance for credit losses.

We had $4.9 billion of secured margin loans on our balance sheet at March 31, 2010 compared with $4.7 billion at Dec. 31, 2009. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and the allowance for unfunded commitments consist of three elements:

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

BNY Mellon    35

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

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance	March 31, 2010	Dec. 31, 2009	March 31, 2009
Commercial	37%	41%	60%
Other residential mortgages	27	25	15
Financial institutions	9	13	4
Commercial real estate	6	7	10
Wealth management (a)	5	9	6
Foreign	1	1	1
Unallocated	15	4	4
Total	100%	100%	100%
(a)	Includes allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment. The unallocated allowance for credit losses was 15% at March 31, 2010, up from 4% at both Dec. 31, 2009 and March 31, 2009. The increase in the unallocated allowance reflects improved credit quality compared with both prior periods, as well as a lower level of nonperforming assets compared with Dec. 31, 2009. At March 31, 2010, if the unallocated allowance, as a percentage of the total allowance, was 5% higher or lower, the allowance would have increased by approximately $40 million and decreased by approximately $36 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better on our internal rating system, the allowance for credit losses would have decreased by $137 million, while if each credit were rated one grade worse on our internal rating system, the allowance for credit losses would have increased by $181 million. Similarly, if the loss given default were one rating worse, the allowance for credit losses would have increased by $62 million, while if the loss given default were one rating better, the allowance for credit losses would have decreased by $86 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance for credit losses would have decreased or increased by $2 million, respectively.

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	March 31, 2010		Dec. 31, 2009
Loans:
Other residential mortgages	$204		$190
Financial institutions	102		172
Wealth management	58		58
Commercial real estate	50		61
Commercial	40		65
Total nonperforming loans	$454		$546
Other assets owned	5		4
Total nonperforming assets	$459	(a)	$550
Nonperforming assets ratio	1.4%		1.5%
Allowance for loan losses/nonperforming loans	114.5		92.1
Allowance for loan losses/nonperforming assets	113.3		91.5
Total allowance for credit losses/nonperforming loans	140.5		115.0
Total allowance for credit losses/nonperforming assets	139.0		114.2
(a)	The adoption of SFAS No. 167 resulted in BNY Mellon consolidating $11.3 billion of loans of consolidated asset management funds. Included in these loans are $150 million of nonperforming loans. These loans are not part of BNY Mellon’s loan portfolio. As a result, the nonperforming loans of consolidated asset management funds are excluded from the nonperforming assets of BNY Mellon. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses.

The decrease in nonperforming assets compared with Dec. 31, 2009 primarily resulted from a $49 million repayment in the insurance portfolio, a $24 million

36    BNY Mellon

sale from the media portfolio and charge-offs of $15 million to a mortgage company, partially offset by additions of $17 million in nonperforming residential mortgages. The ratio of allowance for loan losses to nonperforming assets was 113.3% at March 31, 2010 compared with 91.5% at Dec. 31, 2009.

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

Nonperforming assets quarterly activity (in millions)	March 31, 2010	Dec. 31, 2009
Balance at beginning of period	$550	$560
Additions	17	25
Net charge-offs	(25)	(12)
Paydowns/sales	(84)	(22)
Other	1	(1)
Balance at end of period	$459	$550

Loans past due 90 days and still accruing interest totaled $397 million at March 31, 2010 compared with $431 million at Dec. 31, 2009. Past due loans at both March 31, 2010 and Dec. 31, 2009 include loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. The remainder of past due loans at March 31, 2010 primarily include $84 million of other residential mortgages.

Interest income would have increased by $6.8 million and $3.8 million for the first quarters of 2010 and 2009 if loans on nonaccrual status at March 31, 2010 and 2009 had been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans.

Impaired loans (in millions)	March 31, 2010	Dec. 31, 2009
Impaired loans with an allowance	$224	$303
Impaired loans without an allowance (a)	20	42
Total impaired loans	$244	$345
Allowance for impaired loans (b)	$28	$51
Average balance of impaired loans during quarter	304	216

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $131.6 billion at March 31, 2010, compared with $135.1 billion at Dec. 31, 2009. The decrease in deposits reflects lower domestic deposits, partially offset by higher foreign deposits.

Noninterest-bearing deposits were $30.3 billion at March 31, 2010, compared with $33.5 billion at Dec. 31, 2009. Interest-bearing deposits were $101.3 billion at March 31, 2010, compared with $101.6 billion at Dec. 31, 2009.

Netting of financial assets and financial liabilities

As a result of industry-wide inquiries from regulators, during the first quarter of 2010, BNY Mellon reviewed its financial operations for the period Jan. 1, 2007 to March 31, 2010 to assess its accounting for certain of its repurchase agreements, securities lending transactions and other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets. We also reviewed our operations for financial assets and liabilities that have been netted on the balance sheet where a right of set-off does not exist. The review resulted in the following findings:

BNY Mellon    37

•	BNY Mellon did not use “Repo 105” Accounting to account for any repurchase agreements and securities lending transactions as sales in its financial statements.
•	During 2007, we erroneously netted securities borrowing and securities lending transactions from one subsidiary to one client. This process was corrected in the first quarter of 2008.
•	Deposits and loans were erroneously reported net in one of BNY Mellon’s three major custody systems on Dec. 31, 2007 and Sept. 30, 2008.

All of the identified occurrences were less than 0.6% of assets, except for one, which did not exceed 1.5% of assets. These processes have been corrected.

Management has determined the identified occurrences were immaterial, and concluded that no changes in BNY Mellon’s financial statements and no material changes in internal control over financial reporting were necessary.

Support agreements

In 2008, we voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, as well as clients invested in funds within our securities lending business.

These support agreements are designed to enable these funds to continue to operate at a stable share price of $1.00. In the first quarter of 2010, we recorded a credit to support agreement charges of $23 million (pre-tax). This credit reflects a reduction in the support agreement reserve primarily due to improved pricing of Lehman securities. At March 31, 2010, the value of Lehman securities increased to 23.00% from 19.50% at Dec. 31, 2009.

At March 31, 2010, our potential maximum exposure to support agreements was approximately $134 million after deducting the reserve at March 31, 2010. Potential maximum exposure is based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($110 million) as well as other client agreements ($24 million).

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Company and its subsidiaries to access funding or convert assets to cash quickly and inexpensively, especially during periods of market stress. Appropriate consideration in managing the balance sheet is given to balancing the competing needs to maintain adequate levels of liquidity while maintaining profitability. Liquidity risk is the potential for loss resulting from an inability to satisfy contractual and contingent funding requirements, both on- and off-balance sheet, at an acceptable cost.

Our liquidity policy is based on several core principles. BNY Mellon seeks to maintain an adequate liquidity cushion in both normal and stressed environments and seeks to diversify funding sources by customer, market segment and maturity. Liquidity is managed on a subsidiary basis, on a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”) level.

Primary uses of liquidity include withdrawals of customer deposits and client drawdowns on unfunded credit or liquidity facilities. We actively monitor unfunded loan commitments, thereby reducing unanticipated funding requirements.

At March 31, 2010, we had approximately $55 billion of liquid funds and $18 billion of cash (including approximately $15 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $73 billion of available funds. This compares with available funds of $71 billion at Dec. 31, 2009. Our liquid assets to total assets were 33% at both March 31, 2010 and Dec. 31, 2009.

On an average basis for the first three months of 2010 and 2009, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $28.9 billion and $25.7 billion, respectively. The increase year-over-year primarily reflects higher levels of money market rate accounts and federal funds purchased, partially offset by lower levels of certificates of deposit greater than $100,000 and other borrowings. Average foreign deposits, primarily from our European-based securities servicing business, were $72.0 billion and $75.2 billion for the first three months of 2010 and 2009, respectively. The first quarter of 2009 reflects the significant increase in customer deposits in late 2008 during the credit crisis that continued into the first quarter of 2009. These deposits rolled off during the first half of 2009. Domestic savings and other time

38    BNY Mellon

deposits averaged $6.6 billion for the first three months of 2010, compared with $6.7 billion for the first three months of 2009.

Average payables to customers and broker-dealers were $6.4 billion for the first three months of 2010 and $3.8 billion for the first three months of 2009. Long-term debt averaged $16.8 billion in the first three months of both 2010 and $15.5 billion in the first three months of 2009. Average noninterest-bearing deposits decreased to $33.3 billion in the first three months of 2010 from $43.1 billion in the first three months of 2009. The first quarter of 2009 reflected the significant increase in customer deposits in late 2008 during the credit crisis that continued into the first quarter of 2009. These deposits rolled-off during the first half of 2009. A significant reduction in our securities servicing businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the long-term debt markets.

As a result of charges recorded in 2009 related to the restructuring of the investment securities portfolios, The Bank of New York Mellon and BNY Mellon, N.A. will require consent from our regulators prior to paying a dividend. Despite this limitation, management estimates that liquidity at the Parent will continue to be sufficient to meet BNY Mellon’s ongoing quarterly dividends at the current level of $0.09 per share. Based on projections, we currently expect this restriction to be lifted in the fourth quarter of 2010.

At March 31, 2010, our other bank subsidiaries had the ability to pay dividends of approximately $168 million to the Parent without the need for a regulatory waiver. In addition, at March 31, 2010, nonbank subsidiaries of the Parent had liquid assets of approximately $1.1 billion.

Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 22 to the Notes to Consolidated Financial Statements

contained in BNY Mellon’s 2009 Annual Report on Form 10-K.

For the quarter ended March 31, 2010, the Parent’s quarterly average commercial paper borrowings were $13 million compared with $152 million for the quarter ended March 31, 2009. The Parent had cash of $3.7 billion at March 31, 2010 compared with $4.4 billion at Dec. 31, 2009. Commercial paper outstandings issued by the Parent were $7 million and $12 million at March 31, 2010 and Dec. 31, 2009, respectively. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2010 decreased by $732 million compared with Dec. 31, 2009 reflecting the repayment of long-term debt that matured. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2010, the Parent met its liquidity target.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at March 31, 2010 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 130% and
•	adequate capitalization of all our bank subsidiaries for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at March 31, 2010.

We also have the ability to access the capital markets. In July 2007, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities. We plan to renew our shelf registration statement when the current Form S-3 expires in the second quarter of 2010.

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2010 were as follows:

BNY Mellon    39

Debt ratings at March 31, 2010			Fitch	DBRS
	Moody’s	Standard & Poor’s
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA (low)
Subordinated debt	Aa3	A+	A+	A (high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA- (a)	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Stable
(long-term)

(a)	Represents senior debt issuer default rating.

In April 2010, the rating agencies referenced above affirmed all of the ratings of BNY Mellon and its subsidiaries. On April 27, 2010, one of the rating agencies announced that regulatory changes proposed by the Senate Regulatory Reform Bill, currently under discussion in the U.S. Senate, could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. The rating agency anticipates that once clarity as to the final form of any regulatory reform is achieved the potentially affected ratings would be placed under review. The rating agency further indicated it would consider the pace over which any benefits resulting from regulatory reform would accrue versus the likely pace over which systemic support would be curtailed. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit two notches of “lift” as a result of the rating agency’s government support assumptions. Other institutions benefit between one and five notches of “lift”. If these rating changes occur as proposed, the Parent, The Bank of New York Mellon and BNY Mellon, N.A. would remain at the highest level for all U.S. bank holding companies and U.S. banks.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investments in its subsidiaries.

In the first quarter of 2010, $1.25 billion of senior and subordinated long-term debt matured. The Parent has $600 million of long-term debt that will mature in the remainder of 2010. The Parent has the option to call $1.07 billion of subordinated debt in the remainder of 2010, which it may call and refinance if market conditions are favorable.

We have $850 million of trust-preferred securities that are callable in 2010. These securities qualify as Tier 1 capital. We have not yet decided if we will call these securities. The decision to call will be based on interest rates, the availability of cash and capital, and regulatory conditions.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at March 31,

2010 and 2009 were 104.78% and 98.32%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $905 million extended by 15 financial institutions matured in March 2010. We renewed the committed line of credit for $935 million extended by 14 financial institutions with a maturity of March 2011. In the first quarter of 2010, the average borrowing against these lines of credit was $26 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2010. The average borrowing against this line of credit was $1 million during the first quarter of 2010. Pershing LLC has four separate uncommitted lines of credit amounting to $950 million in aggregate. Average daily borrowing under these lines was $417 million, in aggregate, during the first quarter of 2010.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants. Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $171 million extend by four financial institutions matured in March 2010. We renewed the committed line of credit for $233 million extended by five financial institutions with a maturity of March 2011. In the first quarter of 2010, there were no borrowings against these lines of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $1 million, in aggregate, during the first quarter of 2010.

Statement of cash flows

Cash provided by operating activities was $1.2 billion for the three months ended March 31, 2010, compared with $0.4 billion used for operating activities for the three months ended March 31, 2009. In the first three months of 2010, earnings and change in accruals and other balances, partially offset by changes in trading activities were a significant source of funds. In the first three months of 2009, changes in trading activities, accruals and other balances, partially offset by earnings were a significant use of funds.

40    BNY Mellon

In the first three months of 2010, cash provided by investing activities was $0.5 billion compared with $28.6 billion provided by investing activities in the first three months of 2009. In the first three months of 2010, an increase in interest-bearing deposits with banks and customer payments on loans were primarily offset by a decrease in interest-bearing deposits with the Federal Reserve and other central banks. In the first three months of 2009, a decrease in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds.

Through March 31, 2010, cash used for financing activities was $2.1 billion, compared to $29.2 billion used for financing activities in the first three months of 2009. In the first three months of 2010, changes in deposits and the repayment of long-term debt were significant uses of funds, partially offset by proceeds from other borrowed funds and federal funds purchased and securities sold under repurchase agreements. In the first three months of 2009, decreases in deposits and other borrowed funds were significant uses of funds, partially offset by proceeds from issuances of long-term debt.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Average total shareholders’ equity to average total assets	13.2%	13.5%	12.7%

At period end:
Common shareholders’ equity to total assets ratio	13.5%	13.7%	12.5%
Total The Bank of New York Corporation shareholders’ equity	$29,683	$28,977	$28,210
Tangible common shareholders’ equity – Non-GAAP (a)	$10,537	$9,540	$6,325
Book value per common share	$24.47	$23.99	$22.03
Tangible book value per common share – Non-GAAP (a)	$8.69	$7.90	$5.48
Dividends per common share	$0.09	$0.09	$0.24
Dividend yield	1.2%	1.3%	3.4%
Closing common stock price per share	$30.88	$27.97	$28.25
Market capitalization	$37,456	$33,783	$32,585
Common shares outstanding	1,212,941	1,207,835	1,153,450

(a)	See supplemental information beginning on page 45 for the reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2009. The increase reflects earnings retention and an improvement in unrealized losses on the investment securities portfolio resulting from improved credit spreads.

The unrealized net of tax loss on our available-for-sale securities portfolio recorded in other comprehensive income was $180 million at March 31, 2010 compared with $619 million at Dec. 31, 2009. The improvement primarily reflects improved credit spreads.

In April 2010, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on May 11, 2010, to shareholders of record as of the close of business on April 30, 2010.

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

As of March 31, 2010 and Dec. 31, 2009, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets).

BNY Mellon    41

Our consolidated and our largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios	Well capitalized	Adequately capitalized	March 31, 2010	Dec. 31, 2009	March 31, 2009
Consolidated capital ratios:
Tier 1	6%	4%	13.3%	12.1%	13.8%
Total capital	10	8	17.2	16.0	17.5
Leverage	5	3	6.5	6.5	7.8
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (a)			6.1%	5.2%	4.2%
Tier 1 common equity to risk-weighted assets ratio (a)			11.6	10.5	10.0
The Bank of New York Mellon capital ratios:
Tier 1	6%	4%	12.3%	11.2%	12.2%
Total capital	10	8	16.3	15.0	15.7
Leverage	5	3	6.6	6.3	6.9

(a)	See Supplemental information beginning on page 45 for a calculation of this ratio.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

Our Tier 1 capital ratio was 13.3% at March 31, 2010, compared with 12.1% at Dec. 31, 2009 and 13.8% at March 31, 2009. The increase from Dec. 31, 2009 primarily reflects earnings retention and lower risk-weighted assets.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under SFAS No. 166 (ASU 2009-16) and SFAS No. 167 (ASU 2009-17). The final rule allows for (1) opting for a two-quarter delay through June 30, 2010, of recognition of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard and (2) a phase-in of 50% of those effects for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 and will be fully phased-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of SFAS No. 167 for capital purposes. At March 31, 2010, had we fully phased-in the implementation of SFAS No. 167, our Tier 1 capital ratio would have been negatively impacted by approximately 140 basis points, assuming we had taken no mitigating actions.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 13 basis points while a $100 million change in common equity changes the Tier 1 capital ratio by approximately 10 basis points.

Our tangible common equity to tangible assets ratio was 6.1% at March 31, 2010, up from 5.2% at Dec. 31, 2009 and 4.2% at March 31, 2009. The increase compared with Dec. 31, 2009 was due to the improvement in the unrealized loss on our available- for-sale securities portfolio, earnings retention and increased cash deposits with the Federal Reserve Bank.

At March 31, 2010, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which qualified as Tier 1 capital.

The following table presents the components of our risk-based capital at March 31, 2010, Dec. 31, 2009 and March 31, 2009, respectively.

42    BNY Mellon

Components of Tier 1 and total risk-based capital (a) (in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Tier 1 capital:
Common shareholders’ equity	$29,683	$28,977	$25,415
Series B preferred stock	-	-	2,795
Trust-preferred securities	1,667	1,686	1,648
Adjustments for:
Goodwill and other intangibles (b)	(19,145)	(19,437)	(19,090)
Pensions	1,062	1,070	1,050
Securities valuation allowance	180	619	4,456
Merchant banking investments	(21)	(32)	(32)
Total Tier 1 capital	13,426	12,883	16,242
Tier 2 capital:
Qualifying unrealized gains on equity securities	4	3	-
Qualifying subordinate debt	3,330	3,429	3,745
Qualifying allowance for credit losses	639	665	559
Total Tier 2 capital	3,973	4,097	4,304
Total risk-based capital	$17,399	$16,980	$20,546
Total risk-weighted assets	$101,197	$106,328	$117,412

(a)	On a regulatory basis and including discontinued operations.
(b)	Reduced by deferred tax liabilities of $2.4 billion at March 31, 2010, Dec. 31, 2009 and March 31, 2009 associated with non-tax deductible identifiable intangible assets and tax deductible goodwill.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers. The risk from these market making activities and from our own positions is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VAR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. See Note 16 of the Notes to Consolidated Financial Statements for additional information on the VAR methodology.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	1st Quarter 2010
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$7.6	$4.8	$10.9	$8.4
Foreign exchange	2.3	0.9	4.3	3.5
Equity	2.5	1.3	3.9	3.1
Credit	0.7	0.5	0.8	0.6
Diversification	(4.9)	N/M	N/M	(4.7)
Overall portfolio	8.2	5.5	11.4	10.9

VAR (a)	4th Quarter 2009
(in millions)	Average	Minimum	Maximum	Dec. 31
Interest rate	$8.1	$5.1	$11.7	$6.9
Foreign exchange	2.1	0.8	4.4	1.0
Equity	2.4	1.3	4.3	1.6
Credit	1.1	0.7	1.6	0.7
Diversification	(4.9)	N/M	N/M	(2.1)
Overall portfolio	8.8	5.9	13.5	8.1

VAR (a)	1st Quarter 2009
(in millions)	Average	Minimum	Maximum	March 31
Interest rate	$4.9	$3.0	$6.9	$5.1
Foreign exchange	2.4	1.3	5.6	2.3
Equity	3.5	1.6	8.1	2.2
Credit	4.5	3.4	7.5	5.2
Diversification	(6.9)	N/M	N/M	(6.0)
Overall portfolio	8.4	6.3	13.2	8.8

(a)	VAR figures do not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the regulatory treatment.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the first quarter of 2010, interest rate risk generated 58% of average VAR, equity risk generated 19% of average VAR, foreign exchange risk generated 18% of average VAR and credit risk generated 5% of average VAR. During the first quarter of 2010, our daily trading loss did not exceed our calculated VAR amount on any given day. BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the first quarter of 2010, the volatility of this index decreased approximately 85 bps from the first quarter of 2009.

In the first half of 2009, the extraordinary financial environment and the consequent volatility contributed to elevated trading earnings evidenced by the number of days where revenue exceeded $5 million. As the global economy stabilized, volatility declined and trading performance returned to a more normalized level.

BNY Mellon    43

The following table of total daily revenue or loss captures this performance and illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010
Revenue range (in millions):	Number of days
Less than $(2.5)	1	2	-	1	-
$(2.5) - $0	1	2	5	5	3
$0 - $2.5	5	11	16	13	15
$2.5 - $5.0	21	23	24	22	22
More than $5.0	33	26	19	21	21

(a)	Distribution of trading revenues (losses) does not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment.

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ACS 820 - Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At March 31, 2010, our over-the-counter (“OTC”) derivative assets of $3.7 billion included a credit valuation adjustment (“CVA”) deduction of $92 million, including $66 million related to the declining credit quality of CDO counterparties. Our OTC derivative liabilities of $4.7 billion included $25 million of debit valuation adjustments (“DVA”) related to our own credit spread.

Adjustments to the CVA and DVA increased foreign exchange and other trading activities revenue by $17 million in the first quarter of 2010. Adjustments related to exposure that we applied our own credit spread to decreased foreign exchange and other trading activities revenue by $5 million in the first quarter of 2010.

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure.

Foreign exchange and other trading
counterparty risk rating profile (a)
	Quarter ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010
Rating:
AAA to AA-	52%	57%	58%	56%	54%
A+ to A-	23	20	17	22	23
BBB+ to BBB-	17	14	16	15	16
Noninvestment grade (BB+ and lower)	8	9	9	7	7
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

An earnings simulation model is the primary tool used to assess changes in pre-tax net interest revenue. The model incorporates management’s assumptions regarding interest rates, balance changes on core deposits, market spreads, changes in the prepayment behavior of loans and securities and the impact of derivative financial instruments used for interest rate risk management purposes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior and are inherently uncertain. As a result, the earnings simulation model cannot precisely estimate net interest revenue or the impact of higher or lower interest rates on net interest revenue. Actual results may differ from projected results due to timing, magnitude and frequency of interest rate changes, and changes in market conditions and management’s strategies, among other factors.

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario. These scenarios are reviewed to examine

44    BNY Mellon

the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at March 31, 2010	Sensitivity
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$325	10.8%
up 100 bps vs. baseline	260	8.7

bps - basis points.

The baseline scenario’s Fed Funds rate in the March 31, 2010 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point March 31, 2010 scenarios assume 10-year rates rise of 177 and 77 basis points, respectively.

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

Off-balance-sheet financial instruments

Off-balance sheet arrangements required to be discussed in this section are limited to guarantees, retained or contingent interests, support agreements and certain derivative instruments related to our common stock. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business; securities lending indemnifications issued as part of our servicing and fiduciary businesses and support agreements issued to customers in our asset servicing and asset management businesses.

See the Support agreements section and Note 17 of the Notes to Consolidated Financial Statements for a

further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible total assets of operations is a measure of capital strength that adds additional useful information to investors, supplementing the Tier 1 capital ratio which is utilized by regulatory authorities. Unlike the Tier 1 ratio, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes preferred stock and trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income.

BNY Mellon has provided a measure of tangible book value per share which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains (losses) and noncontrolling interests related to consolidated asset management funds; and expense measures which exclude litigation reserves, restructuring charges, M&I expenses and intangible amortization expenses, and measures which utilize net income excluding tax items such as discrete tax benefits related to a tax loss on mortgages. Return on equity measures and operating margin measures which exclude some or all of these items are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the

BNY Mellon    45

ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where valuation or other accounting/regulatory requirements require charges unrelated to operational initiatives. M&I expenses primarily relate to the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction, and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. With regards to the exclusion of net securities gains (losses), BNY Mellon’s primary businesses are Asset and Wealth Management and Institutional Services. The management of these sectors is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. Management of the investment securities portfolio is a shared service contained in the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. With regards to higher yields related to the restructured investment securities portfolio, client deposits serve as the primary funds source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the segment results. Restructuring charges relate to migrating positions to global growth centers and the elimination of certain positions.

Excluding the discrete tax benefits related to a tax loss on mortgages permits investors to calculate the tax impact of BNY Mellon’s primary businesses. The presentation of financial measures excluding litigation reserves in the first quarter of 2010 provides investors with the ability to view performance metrics on the basis that management views results. The presentation of income of consolidated asset management funds, net of noncontrolling interests related to the consolidation of certain asset management funds, permits investors to view revenue on a basis consistent with prior periods. BNY Mellon believes that these presentations, as a supplement to GAAP information, gives investors a clearer picture of the results of its primary businesses.

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

46    BNY Mellon

Reconciliation of income (loss) from continuing operations before income taxes – pre-tax operating margin
(dollars in millions)	1Q10	4Q09	1Q09
Income (loss) from continuing operations before income taxes – GAAP	$884	$672	$572
Less: Net securities gains (losses)	7	15	(295)
Noncontrolling interests of consolidated asset management funds	24	-	-
Add: Litigation reserves	164	-	-
M&I expenses	26	52	68
Restructuring charges	7	139	10
Intangible amortization	97	107	107
Income (loss) from continuing operations before income taxes excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, litigation reserves, M&I expenses, restructuring charges and intangible amortization – Non-GAAP	$1,147	$955	$1,052

Fee and other revenue – GAAP	$2,549	$2,595	$2,136
Income of consolidated asset management funds – GAAP	65	-	-
Net interest revenue – GAAP	765	724	775
Total revenue – GAAP	3,379	3,319	2,911
Less: Net securities gains (losses)	7	15	(295)
Noncontrolling interests of consolidated asset management funds	24	-	-
Total revenue excluding net securities gains (losses) and noncontrolling interests of consolidated asset management funds – Non-GAAP	$3,348	$3,304	$3,206

Pre-tax operating margin (a)	26%	20%	20%
Pre-tax operating margin excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, litigation reserves, M&I expenses, restructuring charges and intangible amortization – Non-GAAP (a)	34%	29%	33%
(a)	Income (loss) before taxes divided by total revenue.

Securities servicing fees
(in millions)	1Q10	4Q09	1Q09
Securities servicing fees	$1,200	$1,241	$1,226
Less: Securities lending fee revenue	29	29	90
Securities servicing fees excluding securities lending fee revenue	$1,171	$1,212	$1,136

Asset and wealth management fee revenue				1Q10 vs.
(dollars in millions)	1Q10	4Q09	1Q09	1Q09	4Q09
Asset and wealth management fee revenue	$678	$736	$616	10%	(8)%
Less: Performance fees	13	59	7
Asset and wealth management fee revenue excluding performance fees	$665	$677	$609	9%	(2)%

BNY Mellon    47

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	1Q10	4Q09	1Q09
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$559	$593	$322
Less: Income (loss) from discontinued operations, net of tax	(42)	(119)	(41)
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	601	712	363
Intangible amortization	62	66	66
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	663	778	429
Less: Net securities gains (losses)	5	31	(183)
Add: Litigation reserves	98	-	-
M&I expenses	16	33	41
Restructuring charges	5	86	7
Discrete tax benefits	-	(133)	-
Net income (loss) from continuing operations excluding net securities gains (losses), litigation reserves, M&I expenses, restructuring charges, discrete tax benefits and intangible amortization– Non-GAAP	$777	$733	$660

Average common shareholders’ equity	$29,715	$28,843	$25,189
Less: Average goodwill	16,143	16,291	15,837
Average intangible assets	5,513	5,587	5,752
Add: Deferred tax liability – tax deductible goodwill	720	720	624
Deferred tax liability – non-tax deductible intangible assets	1,660	1,680	1,808
Average tangible common shareholders’ equity – Non-GAAP	$10,439	$9,365	$6,032

Return on common equity– GAAP (a)	8.2%	9.8%	5.8%
Return on common equity excluding net securities gains (losses), litigation reserves, M&I expenses, restructuring charges, discrete tax benefits and intangible amortization – Non-GAAP (a)	10.6%	10.1%	10.6%
Return on tangible common equity – Non-GAAP (a)	25.8%	33.0%	28.8%
Return on tangible common equity excluding net securities gains (losses), litigation reserves, M&I expenses, restructuring charges and discrete tax benefits – Non-GAAP (a)	30.2%	31.1%	44.4%

(a)	Annualized.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Common shareholders’ equity at period end – GAAP	$29,683	$28,977	$25,415
Less: Goodwill	16,077	16,249	15,805
Intangible assets	5,449	5,588	5,717
Add: Deferred tax liability – tax deductible goodwill	720	720	624
Deferred tax liability – non-tax deductible intangible assets	1,660	1,680	1,808
Tangible common shareholders’ equity at period end – Non-GAAP	$10,537	$9,540	$6,325

Total assets at period end – GAAP	$220,551	$212,224	$203,478
Less: Assets of consolidated asset management funds	12,568	-	-
Total assets of operations – Non-GAAP	207,983	212,224	203,478
Less: Goodwill	16,077	16,249	15,805
Intangible assets	5,449	5,588	5,717
Cash on deposit with the Federal Reserve and other central banks (a)	14,709	7,375	29,679
Tangible total assets of operations at period end – Non-GAAP	$171,748	$183,012	$152,277

Common shareholders’ equity to total assets – GAAP	13.5%	13.7%	12.5%
Tangible common shareholders’ equity to tangible total assets of operations – Non-GAAP	6.1%	5.2%	4.2%

Period end common shares outstanding (in thousands)	1,212,941	1,207,835	1,153,450
Book value per common share	$24.47	$23.99	$22.03
Tangible book value per common share – Non-GAAP	$8.69	$7.90	$5.48

(a)	Assigned a zero percent risk weighting by the regulators.

48    BNY Mellon

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Total Tier 1 capital	$13,426	$12,883	$16,242
Less: Trust preferred securities	1,667	1,686	1,648
Series B preferred stock	-	-	2,795
Total Tier 1 common equity	$11,759	$11,197	$11,799

Total risk-weighted assets	$101,197	$106,328	$117,412

Tier 1 common equity to risk-weighted assets ratio	11.6%	10.5%	10.0%

(a)	On a regulatory basis.

Recent accounting and regulatory developments

ASU 2010-11 – Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” This ASU amends Subtopic 815-15 to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. It addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. This ASU will be effective July 1, 2010. We are currently assessing the impact of this ASU.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Regulatory developments

The following regulatory developments may have an impact on BNY Mellon’s business. We are currently assessing the effect that these proposals may have if they are adopted.

Proposed FDIC assessments

On April 13, 2010, the FDIC issued a notice of proposed rulemaking (“NPR”) which would revise the risk-based assessment system for all large insured depository institutions; and alter the initial and total base assessment rates for all insured depository institutions. The NPR would: eliminate risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments for large institutions; use two scorecards – one for most large institutions and another for large institutions that are structurally and operationally complex or that pose unique challenges and risks in the event of failure (highly complex institutions) – to calculate the assessment rates for all large institutions; allow the FDIC to take additional information into account to make limited adjustments to the scores; and use the scoreboard to determine the assessment rate for each institution.

The NPR would also alter assessment rates applicable to all insured depository institutions to ensure that the revenue collected under the new assessment system would approximately equal that collected under the existing assessment system and ensure that the lowest rate applicable to small and large institutions would be the same.

This NPR has a 60 day comment period. The proposed changes would be effective Jan. 1, 2011.

Financial Crisis Responsibility Fee

In January 2010, President Obama proposed a “Financial Crisis Responsibility Fee” which would apply to banks, thrifts, insurance companies and broker-dealers with more than $50 billion in consolidated assets. The fee is intended to recoup the cost of the Troubled Asset Relief Program (“TARP”) to the U.S. Government. As currently proposed, the fee would go into effect on June 30, 2010 and would remain in force for 10 years or longer. The fee would be calculated on total assets excluding Tier 1 capital and assessed deposits. Based on the amount of assets on our balance sheet at March 31, 2010, we estimate that we would be responsible for paying approximately $200 million annually under this proposal, if enacted as currently proposed.

BNY Mellon    49

Regulatory reform

Financial regulatory reform continues to be a top priority for the Obama Administration. The U.S. House of Representatives (the “House”) passed the “Wall Street Reform and Consumer Protection Act” on Dec. 11, 2009. The U.S. Senate is considering its version of regulatory reform legislation, the “Restoring American Financial Stability Act of 2010,” which was introduced on April 15, 2010, after being reported by the Senate Banking Committee. Both legislative products have extensive provisions that focus on measures to improve financial stability, provide for more effective bank supervision, enhance the regulation of consumer financial products and services through the establishment of a Consumer Financial Protection Agency and allow for better coordination between regulatory agencies. The House’s bill would establish a Systemic Dissolution Fund to help wind down financial institutions when necessary. The fund would be pre-funded by FDIC assessments on large financial companies with assets exceeding $50 billion, to pay for the resolution of a bank holding company, a systemically important financial company, an insurance company or any other financial company.

Proposed Capital Requirements

In September 2009, the U.S. Department of the Treasury issued a policy statement “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” This statement sets forth core principles that the U.S. Department of the Treasury believes would shape a new international capital accord to better protect the safety and soundness of individual banking firms and the stability of the global financial system and economy. These core principles include: a) capital requirements should be designed to protect the stability of the financial system, not just the solvency of individual banking firms; b) capital requirements for all banks should be increased and those that could pose a threat to overall financial stability should be higher than others; c) there should be a greater emphasis on higher quality forms of capital (common equity should constitute a “large majority” of a bank’s Tier 1 capital); d) risk-based capital requirements should be a function of the relative risk; e) the procyclicality of the regulatory capital and accounting regimes should be reduced (hold a larger buffer over banks’ minimum capital requirements during good times); f) banks should be subject to a simple, non-risk-based leverage constraint; g) banks should be subject to a conservative, explicit liquidity standard; and h) stricter capital and liquidity requirements for the banking system should not be allowed to result in the re-emergence of an under-regulated non-bank financial sector that proposes a threat to financial stability.

The U.S. Department of the Treasury issued this statement to facilitate the process of reaching a domestic and then international consensus on a new regulatory capital and liquidity regime for global banking firms. The U.S. Department of the Treasury seeks to reach a comprehensive international agreement on the new global framework by Dec. 31, 2010, with implementation of the reforms effective Dec. 31, 2012.

Basel Committee – Proposed capital and liquidity reforms

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

50    BNY Mellon

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

In November 2008, the SEC proposed a “roadmap” for phasing in mandatory IFRS filings by U.S. public companies. The roadmap is conditional on progress towards milestones that would demonstrate improvements in both the infrastructure of international standard setting and the preparation of the U.S. financial reporting community. The SEC will monitor progress of these milestones between now and 2011, when the SEC plans to consider requiring U.S. public companies to adopt IFRS.

In February 2010, the SEC issued a statement confirming their position that they continue to believe that a single set of high quality, globally accepted accounting standards would benefit U.S. investors. The SEC continues to support the dual goals of improving financial reporting in the U.S. and reducing country-by-country disparities in financial reporting. The SEC is developing a work plan to aid in its evaluation of the impact of IFRS on the U.S. securities market. If the SEC determines in 2011 to incorporate IFRS into the U.S. financial reporting system, and the work plan validates the four-to-five year timeline for implementation, the first time that U.S. companies would report under IFRS would be no earlier than 2015.

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries and branches in their statutory reports. Such countries include the Netherlands, Australia and Hong Kong. Other countries which have established an IFRS conversion time frame which will affect our statutory reporting include Belgium (2010), Brazil (2010), Canada (2011), South Korea (2011), the United Kingdom (2012) and Ireland (2012).

Government monetary policies and competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management business segments experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services business segments compete with domestic and foreign banks that offer institutional trust, custody and cash management products as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as BNY Mellon, and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

As a result of current conditions in the global financial markets and the economy in general, competition could intensify and consolidation of financial service companies could increase.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to this. See Item 1, “Business – Competition” in our 2009 Annual Report on Form 10-K.

BNY Mellon    51

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

52    BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Fee and other revenue
Securities servicing fees:
Asset servicing	$637	$650	$609
Issuer services	333	368	364
Clearing services	230	223	253
Total securities servicing fees	1,200	1,241	1,226
Asset and wealth management fees	678	736	616
Foreign exchange and other trading activities	262	246	307
Treasury services	131	134	125
Distribution and servicing	76	85	111
Financing-related fees	50	57	48
Investment income	108	78	(17)
Other	37	3	15
Total fee revenue	2,542	2,580	2,431
Securities gains (losses) – other-than-temporary-impairment	(20)	8	(1,585)
Noncredit-related (losses) on securities not expected to be sold (recognized in OCI)	(27)	(7)	(1,290)
Net securities gains (losses)	7	15	(295)
Total fee and other revenue	2,549	2,595	2,136
Operations of consolidated asset management funds
Investment income	155	-	-
Interest of asset management fund note holders	90	-	-
Income of consolidated asset management funds	65	-	-
Net interest revenue
Interest revenue	883	854	979
Interest expense	118	130	204
Net interest revenue	765	724	775
Provision for credit losses	35	65	59
Net interest revenue after provision for credit losses	730	659	716
Noninterest expense
Staff	1,220	1,221	1,169
Professional, legal and other purchased services	241	278	237
Net occupancy	137	141	139
Distribution and servicing	109	109	107
Software	94	98	81
Furniture and equipment	75	80	77
Sub-custodian	52	55	39
Business development	52	76	44
Other	350	226	202
Subtotal	2,330	2,284	2,095
Amortization of intangible assets	97	107	107
Restructuring charges	7	139	10
Merger and integration expenses	26	52	68
Total noninterest expense	2,460	2,582	2,280
Income
Income (loss) from continuing operations before income taxes	884	672	572
Provision (benefit) for income taxes	258	(41)	161
Income (loss) from continuing operations	626	713	411
Discontinued operations:
Income (loss) from discontinued operations	(70)	(183)	(65)
Provision (benefit) for income taxes	(28)	(64)	(24)
Income (loss) from discontinued operations, net of tax	(42)	(119)	(41)
Net income (loss)	584	594	370
Net (income) loss attributable to noncontrolling interests (quarter ended March 31, 2010 includes $24 related to asset management funds)	(25)	(1)	(1)
Preferred dividends	-	-	(47)
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$559	$593	$322

BNY Mellon    53

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Earnings per share applicable to the common share- holders of The Bank of New York Mellon Corporation (in dollars)	Quarter ended
	March 31, 2010	Dec. 31, 2009	March 31, 2009
Basic:
Net income (loss) from continuing operations (a)	$0.50	$0.59	$0.31
Net income (loss) from discontinued operations	(0.04)	(0.10)	(0.04)
Net income applicable to common stock	$0.46	$0.49	$0.28 (b)
Diluted:
Net income (loss) from continuing operations (a)	$0.49	$0.59	$0.31
Net income (loss) from discontinued operations	(0.03)	(0.10)	(0.04)
Net income (loss) applicable to common stock	$0.46	$0.49	$0.28 (b)

Average common shares and equivalents outstandings	Quarter ended
(in thousands)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Basic	1,202,533	1,200,359	1,146,070
Common stock equivalents	10,042	10,052	6,417
Participating securities	(6,289)	(6,942)	(5,544)
Diluted	1,206,286	1,203,469	1,146,943

Anti-dilutive securities (c)	83,019	84,522	102,792

Reconciliation of net income (loss) from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended
	March 31, 2010	Dec. 31, 2009	March 31, 2009
Net income (loss) from continuing operations	$626	$713	$411
Net (income) loss attributable to noncontrolling interests	(25)	(1)	(1)
Preferred dividends	-	-	(47)
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	601	712	363
Net income (loss) from discontinued operations	(42)	(119)	(41)
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation	$559	$593	$322

(a)	Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $5 million in the first quarter of 2010, $6 million in the fourth quarter of 2009 and $3 million in the first quarter of 2009.
(b)	Does not foot due to rounding.
(c)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

54 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	March 31, 2010	Dec. 31, 2009
Assets
Cash and due from:
Banks	$3,307	$3,732
Interest-bearing deposits with the Federal Reserve and other central banks	14,720	7,362
Interest-bearing deposits with banks	50,170	56,302
Federal funds sold and securities purchased under resale agreements	4,449	3,535
Securities:
Held-to-maturity (fair value of $4,059 and $4,240)	4,115	4,417
Available-for-sale (March 31, 2010 includes $883 previously securitized)	51,462	51,632
Total securities	55,577	56,049
Trading assets	5,844	6,001
Loans	33,887	36,689
Allowance for loan losses	(520)	(503)
Net loans	33,367	36,186
Premises and equipment	1,583	1,602
Accrued interest receivable	748	639
Goodwill	16,077	16,249
Intangible assets	5,449	5,588
Other assets (includes $758 and $863, at fair value)	16,358	16,737
Assets of discontinued operations	334	2,242
Subtotal assets of operations	207,983	212,224
Assets of consolidated asset management funds, at fair value:
Trading assets	671	-
Loans	11,251	-
Other assets	646	-
Subtotal assets of consolidated asset management funds	12,568	-
Total assets	$220,551	$212,224
Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$30,330	$33,477
Interest-bearing deposits in domestic offices	31,528	32,944
Interest-bearing deposits in foreign offices	69,769	68,629
Total deposits	131,627	135,050
Federal funds purchased and securities sold under repurchase agreements	3,882	3,348
Trading liabilities	6,277	6,396
Payables to customers and broker-dealers	10,328	10,721
Commercial paper	6	12
Other borrowed funds	1,463	477
Accrued taxes and other expenses	4,268	4,484
Other liabilities (including allowance for lending related commitments of $118 and $125, also includes $373 and $610, at fair value)	4,416	3,891
Long-term debt	16,335	17,234
Liabilities of discontinued operations	-	1,608
Subtotal liabilities of operations	178,602	183,221
Liabilities and obligations of consolidated asset management funds, at fair value	11,494	-
Total liabilities	190,096	183,221
Equity
Common stock-par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,214,641,965 and 1,208,861,641 common shares	12	12
Additional paid-in capital	21,994	21,917
Retained earnings	9,340	8,912
Accumulated other comprehensive loss, net of tax	(1,614)	(1,835)
Less: Treasury stock of 1,701,394 and 1,026,927 common shares, at cost	(49)	(29)
Total The Bank of New York Mellon Corporation shareholders’ equity	29,683	28,977
Noncontrolling interests	21	26
Noncontrolling interests of consolidated asset management funds	751	-
Total equity	30,455	29,003
Total liabilities and equity	$220,551	$212,224

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Quarter ended
(in millions)	March 31, 2010	March 31, 2009
Operating activities
Net income (loss)	$584	$370
Net income attributable to noncontrolling interests	(25)	(1)
Income (loss) from discontinued operations, net of tax	(42)	(41)
Income (loss) from continuing operations attributable to The Bank of New York Mellon Corporation	601	410
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	35	59
Pension contribution	-	50
Depreciation and amortization	113	151
Deferred tax benefit	(3)	(99)
Securities losses and venture capital income	(11)	316
Change in trading activities	(249)	(539)
Change in accruals and other, net	704	(764)
Net effect of discontinued operations	1	(9)
Net cash provided by (used for) operating activities	1,191	(425)
Investing activities
Change in interest-bearing deposits with banks	4,935	2,145
Change in interest-bearing deposits with Federal Reserve and other central banks	(7,358)	23,622
Change in margin loans	(206)	460
Purchases of securities held-to-maturity	(5)	-
Paydowns of securities held-to-maturity	64	153
Maturities of securities held-to-maturity	41	111
Purchases of securities available-for-sale	(2,294)	(609)
Sales of securities available-for-sale	877	86
Paydowns of securities available-for-sale	1,554	1,349
Maturities of securities available-for-sale	896	644
Net principal received from loans to customers	2,703	958
Sales of loans and other real estate	266	409
Change in federal funds sold and securities purchased under resale agreements	(914)	(548)
Change in seed capital investments	(13)	12
Purchases of premises and equipment/capitalized software	(44)	(126)
Acquisitions, net cash	-	(6)
Dispositions, net cash	133	-
Proceeds from the sale of premises and equipment	1	-
Other, net	(123)	(156)
Net effect of discontinued operations	(1)	48
Net cash provided by investing activities	512	28,552
Financing activities
Change in deposits	(1,738)	(23,467)
Change in federal funds purchased and securities sold under repurchase agreements	534	202
Change in payables to customers and broker-dealers	(393)	(859)
Change in other funds borrowed	844	(5,277)
Change in commercial paper	(6)	141
Net proceeds from the issuance of long-term debt	-	603
Repayments of long-term debt	(1,256)	(219)
Proceeds from the exercise of stock options	13	3
Issuance of common stock	5	9
Treasury stock acquired	(20)	(13)
Common cash dividends paid	(109)	(277)
Preferred dividends paid	-	(38)
Net effect of discontinued operations	-	(39)
Net cash (used for) financing activities	(2,126)	(29,231)
Effect of exchange rate changes on cash	(2)	(105)
Change in cash and due from banks
Change in cash and due from banks	(425)	(1,209)
Cash and due from banks at beginning of period	3,732	4,889
Cash and due from banks at end of period	$3,307	$3,680
Supplemental disclosures
Interest paid	$62	$231
Income taxes paid	54	931
Income taxes refunded	104	3

See accompanying Notes to Consolidated Financial Statements.

56    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Three months ended March 31, 2010
	The Bank of New York Mellon Corporation shareholders
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non- controlling interests	Non- controlling interests of consolidated asset manage- ment funds	Total equity
Balance at Dec. 31, 2009	$12	$21,917	$8,912	$(1,835)	$(29)	$26	$-	$29,003
Adjustment for the cumulative effect of applying ASC 810, net of tax	-	-	52	24	-	-	-	76
Adjustment for the cumulative effect of applying ASC 825, net of tax	-	-	(73)	-	-	-	-	(73)
Adjusted balance at Jan. 1, 2010	12	21,917	8,891	(1,811)	(29)	26	-	29,006
Purchase of subsidiary shares from noncontrolling interest	-	(18)	-	-	-	(6)	-	(24)
Other net changes in noncontrolling interests	-	-	-	-	-	1	4	5
Consolidation of asset management funds	-	-	-	-	-	-	742	742
Comprehensive income:
Net income	-	-	559	-	-	1	24	584
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	-	-	-	419	-	-	-	419
Employee benefit plans:
Pensions	-	-	-	10	-	-	-	10
Other post-retirement benefits	-	-	-	1	-	-	-	1
Foreign currency translation adjustments	-	-	-	(234)	-	(1)	(19)	(254)
Net unrealized gain (loss) on cash flow hedges	-	-	-	5	-	-	-	5
Reclassification adjustment/other	-	-	-	(4)	-	-	-	(4	) (a)
Total comprehensive income	-	-	559	197	-	-	5	761	(b)
Dividends on common stock at $0.09 per share	-	-	(109)	-	-	-	-	(109)
Repurchase of common stock	-	-	-	-	(20)	-	-	(20)
Common stock issued under employee benefit plans	-	9	-	-	-	-	-	9
Common stock issued under direct stock purchase and dividend reinvestment plan	-	4	-	-	-	-	-	4
Stock awards and options exercised	-	82	-	-	-	-	-	82
Other	-	-	(1)	-	-	-	-	(1)
Balance at March 31, 2010	$12	$21,994	$9,340	$(1,614)	$(49)	$21	$751	$30,455

(a)	Includes $(4) million (after-tax) related to OTTI.
(b)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the three months ended March 31, 2010 and 2009 was $756 million and $481 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    57

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that in the near term, actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, pension accounting, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain other immaterial reclassifications in addition to discontinued operations (see Note 4 of the Notes to Consolidated Financial Statements) have been made to prior periods to place them on a basis comparable with current period presentation.

Note 2 – Accounting changes and new accounting guidance

ASU 2009-16 - Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Accounting for Transfers of Financial Assets.” This formally codified SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment to FASB Statement No. 140.” This ASU removed (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 (ASC 860 - Transfers and Servicing) and (2) the exceptions from applying

FASB Interpretation No. (“FIN”) 46 (R) (ASC 810 - Consolidation) to QSPEs. This ASU revised the derecognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. This ASU also required additional disclosure about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This ASU was effective Jan. 1, 2010, at which time any QSPEs were evaluated for consolidation in accordance with SFAS No. 167, which amended FIN 46 (R) (ASC 810). Accordingly, the Grantor Trust into which we securitized certain of our investment securities no longer qualifies as a QSPE, resulting in $394 million being added to both our investment securities portfolio and liabilities at March 31, 2010.

ASU 2009-17 – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

In December 2009, the FASB issued ASU 2009-17 “Improvements to Financial Reporting by Entities Involved with Variable Interest Entities.” This formally codified SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R).” This ASU amended FIN 46 (R) (ASC 810) to require ongoing assessments to determine whether an entity is a variable interest entity (“VIE”) and whether an enterprise is the primary beneficiary of a VIE. This ASU also amended the guidance for determining which enterprise, if any, is the primary beneficiary of a VIE by requiring the enterprise to initially perform a qualitative analysis to determine if the enterprise’s variable interest or interests give it a controlling financial interest. Consolidation is based on a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. If a company has control and the right to receive benefits or the obligation to absorb losses which could potentially be significant to the VIE, then consolidation is required. This ASU was effective Jan. 1, 2010 and primarily impacts our asset management businesses.

58    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

This ASU does not change the economic risk related to these businesses and therefore, BNY Mellon’s computation of economic capital required by our businesses will not change.

This statement also requires additional disclosures about an enterprise’s involvement in a VIE, including the requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. At March 31, 2010, our consolidated balance sheet included $13.5 billion of assets of VIEs that would not have been included in our consolidated balance sheet prior to effectiveness of the statement. Those assets included seed capital investments in mutual funds sponsored by our affiliates and securitizations, including residential mortgage-backed securities held by a grantor trust established in December 2009 when we restructured our investment securities portfolio. Adoption of this new statement accounted for an increase in consolidated total assets on our balance sheet at March 31, 2010 of $13.0 billion, or approximately 6% from year end.

In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds” which deferred the requirements of ASU 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and asset managers’ interests in money market funds. This amendment was effective Jan. 1, 2010.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under SFAS No. 166 (ASU 2009-16) and SFAS No. 167 (ASU 2009-17). The final rule allows for (1) opting for a two-quarter delay through June 30, 2010, of recognition of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard and (2) a phase-in of 50% of those effects for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 and will be fully phased-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of SFAS 167 for capital purposes. At March 31, 2010, had we fully phased-in the implementation of SFAS No 167, our Tier 1 capital ratio would have been negatively impacted by approximately 140 basis points, assuming we had taken no mitigating actions.

As a result of adopting this guidance, we recorded a cumulative effect adjustment of $76 million to retained earnings in the first quarter of 2010. Also, we elected the fair value option for these assets and liabilities, and as a result, recorded a $73 million charge to retained earnings in the first quarter of 2010.

ASU 2010-6 – Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements.” This amends ASC 820 to clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation. This ASU also requires the following new disclosures: (1) significant transfers in and out of Levels 1 and 2 and the reasons that such transfers were made; and (2) additional disclosures in the reconciliation of Level 3 activity, including information on a gross basis for purchases, sales, issuances and settlements. This ASU is required in interim and annual financial statements and was effective March 31, 2010. See Note 15 of the Notes to Consolidated Financial Statements for these disclosures. Additional disclosures about Level 3 purchases, sales, issuances and settlements in the rollforward activity for fair value measurements will be effective March 31, 2011.

Note 3 – Acquisitions and dispositions

There were no material acquisitions or dispositions completed in the first quarter of 2010. On Jan. 15, 2010, we completed the sale of MUNB. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. No material contingent payments were made in the first quarter of 2010.

At March 31, 2010, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $80 million to $130 million over the next four years.

BNY Mellon    59

Notes to Consolidated Financial Statements	(continued)

Acquisition in 2009

In November 2009, we acquired Insight Investment Management Limited (“Insight”) for £235 million ($377 million of cash and stock). Insight specializes in liability-driven investment solutions, active fixed income and alternative investments. Insight had $138 billion in assets under management at acquisition. Goodwill related to this acquisition is non-tax deductible and totaled $202 million. Intangible assets (primarily customer contracts) related to the transaction, with a life up to 11 years, totaled $111 million. The impact of this acquisition is not expected to be material to earnings per share in 2010.

Note 4 – Discontinued operations

On Jan. 15, 2010, BNY Mellon sold MUNB, its national bank subsidiary located in Florida. We have applied discontinued operations accounting to this business. The income statements for all periods in this Form 10-Q are presented on a continuing operations basis. This business, which was previously reported in the Other segment, no longer fit our strategic focus on our asset management and securities servicing businesses. In the first quarter of 2010, we recorded an after-tax loss on discontinued operations of $42 million primarily reflecting the lower of cost or market write-downs on the retained loans held for sale.

Summarized financial information for discontinued operations is as follows:

Discontinued operations	Quarter ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Fee and other revenue	$-	$2	$2
Net interest revenue	3	12	17
Provision for credit losses	-	83	21
Net interest revenue after provision for credit losses	3	(71)	(4)
Noninterest expense:
Staff	2	12	6
Professional, legal and other purchased services	1	1	1
Net occupancy	-	1	1
Other	1	1	5
Goodwill impairment	-	-	50
Total noninterest expense	4	15	63
Income (loss) from operations	(1)	(84)	(65)
Loss on sale of MUNB	(1)	-	-
Loss on assets held for sale	(68)	(99)	-
Provision (benefit) for income taxes	(28)	(64)	(24)
Income (loss) from discontinued operations, net of tax	$(42)	$(119)	$(41)

Discontinued operations assets and liabilities
(in millions)	March 31, 2010	Dec. 31, 2009
Cash and due from banks	$-	$446
Securities	-	488
Loans, net of allowance for loan losses	261	1,225
Premises and equipment	-	12
Other assets	73	71
Assets of discontinued operations	$334	$2,242
Deposits:
Noninterest-bearing	$-	$539
Interest-bearing	-	958
Total deposits	-	1,497
Other liabilities	-	111
Liabilities of discontinued operations	$-	$1,608

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

60    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 5 – Securities

The following tables set forth the amortized cost and the fair values of securities at March 31, 2010 and Dec. 31, 2009.

Securities at March 31, 2010	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$7,036	$51	$4	$7,083
U.S. Government agencies	1,138	19	-	1,157
State and political subdivisions	630	8	53	585
Agency MBS	17,533	325	36	17,822
Alt-A RMBS	568	13	63	518
Prime RMBS	1,620	5	178	1,447
Subprime RMBS	745	-	282	463
Other RMBS	1,913	-	307	1,606
Commercial MBS	2,669	75	152	2,592
Asset-backed CLOs	289	-	20	269
Other asset-backed securities	680	2	22	660
Other debt securities	10,867	184	23	11,028	(a)
Equity securities	1,448	10	1	1,457	(b)
Grantor Trust Alt-A RMBS	2,462	157	14	2,605
Grantor Trust Prime RMBS	1,928	110	14	2,024
Grantor Trust Subprime RMBS	127	20	1	146
Total securities available-for-sale	51,653	979	1,170	51,462
Held-to-maturity:
State and political subdivisions	146	2	-	148
Agency MBS	495	32	-	527
Alt-A RMBS	274	1	37	238
Prime RMBS	179	-	13	166
Subprime RMBS	28	-	5	23
Other RMBS	2,975	66	99	2,942
Commercial MBS	11	-	3	8
Other debt securities	3	-	-	3
Other securities	4	-	-	4
Total securities held-to-maturity	4,115	101	157	4,059
Total securities	$55,768	$1,080	$1,327	$55,521

(a)	Includes $10.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Includes money market or fixed income funds of $1,426 million, at fair value, at March 31, 2010.

BNY Mellon    61

Notes to Consolidated Financial Statements	(continued)

Securities at Dec. 31, 2009	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$6,358	$30	$10	$6,378
U.S. Government agencies	1,235	25	-	1,260
State and political subdivisions	538	6	24	520
Agency MBS	18,247	303	95	18,455
Alt-A RMBS	588	12	63	537
Prime RMBS	1,743	3	234	1,512
Subprime RMBS	758	-	311	447
Other RMBS	2,199	1	430	1,770
Commercial MBS	2,762	31	203	2,590
Asset-backed CLOs	424	15	50	389
Other asset-backed securities	869	5	38	836
Other debt securities	11,419	86	48	11,457	(a)
Equity securities	1,314	8	1	1,321
Grantor Trust Class B certificates (b)	4,049	111	-	4,160
Total securities available-for-sale	52,503	636	1,507	51,632
Held-to-maturity:
State and political subdivisions	150	3	-	153
Agency MBS	531	30	-	561
Alt-A RMBS	304	-	62	242
Prime RMBS	189	-	17	172
Subprime RMBS	30	-	7	23
Other RMBS	3,195	39	162	3,072
Commercial MBS	11	-	1	10
Other debt securities	3	-	-	3
Other securities	4	-	-	4
Total securities held-to-maturity	4,417	72	249	4,240
Total securities	$56,920	$708	$1,756	$55,872

(a)	Includes $10.8 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	The Grantor Trust contains Alt-A, prime and subprime RMBS.

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are as follows:

Securities by contractual maturity at March 31, 2010	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$3,273	$3,336	$3	$3
Due after one year through five years	15,474	15,657	2	2
Due after five years through ten years	179	182	21	21
Due after ten years	745	678	123	125
Mortgage-backed securities	29,565	29,223	3,962	3,904
Asset-backed securities	969	929	-	-
Equity	1,448	1,457	4	4
Total securities	$51,653	$51,462	$4,115	$4,059

The realized gross gains, realized gross losses, and recognized gross impairments are as follows:

Net securities gains (losses)
(in millions)	1Q10	4Q09	1Q09
Realized gross gains	$14	$285	$3
Realized gross losses	-	(185)	-
Recognized gross impairments	(7)	(85)	(298	)(a)
Total net securities gains (losses)	$7	$15	$(295)
(a)	Includes $95 million resulting from the adverse impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

Temporarily impaired securities

At March 31, 2010, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

62    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2010:
Available-for-sale:
U.S. Treasury	$1,122	$3	$164	$1	$1,286	$4
State and political subdivisions	120	32	212	21	332	53
Agency MBS	3,339	27	1,642	9	4,981	36
Alt-A RMBS	22	1	263	62	285	63
Prime RMBS	12	6	1,313	172	1,325	178
Subprime RMBS	-	-	463	282	463	282
Other RMBS	-	-	1,601	307	1,601	307
Commercial MBS	-	-	657	152	657	152
Asset-backed CLOs	-	-	268	20	268	20
Other asset-backed securities	-	-	336	22	336	22
Other debt securities	-	-	100	23	100	23
Equity securities	13	1	-	-	13	1
Grantor Trust Alt-A RMBS	799	14	-	-	799	14
Grantor Trust Prime RMBS	339	14	-	-	339	14
Grantor Trust Subprime RMBS	26	1	-	-	26	1
Total securities available-for-sale	$5,792	$99	$7,019	$1,071	$12,811	$1,170

Held-to-maturity:
State and political subdivisions	$-	$-	$24	$-	$24	$-
Alt-A RMBS	10	1	195	36	205	37
Prime RMBS	-	-	148	13	148	13
Subprime RMBS	-	-	23	5	23	5
Other RMBS	-	-	1,147	99	1,147	99
Commercial MBS	-	-	7	3	7	3
Total securities held-to-maturity	$10	$1	$1,544	$156	$1,554	$157
Total temporarily impaired securities	$5,802	$100	$8,563	$1,227	$14,365	$1,327	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Dec. 31, 2009:
Available-for-sale:
U.S. Treasury	$1,226	$9	$176	$1	$1,402	$10
State and political subdivisions	50	13	171	11	221	24
Agency MBS	7,297	76	2,061	19	9,358	95
Alt-A RMBS	-	-	311	63	311	63
Prime RMBS	5	1	1,480	233	1,485	234
Subprime RMBS	1	2	446	309	447	311
Other RMBS	-	-	1,764	430	1,764	430
Commercial MBS	-	-	1,290	203	1,290	203
Asset-backed CLOs	18	6	274	44	292	50
Other asset-backed securities	-	-	706	38	706	38
Other debt securities	33	-	8,804	48	8,837	48
Equity securities	16	-	3	1	19	1
Total securities available-for-sale	$8,646	$107	$17,486	$1,400	$26,132	$1,507

Held-to-maturity:
Alt-A RMBS	$2	$1	$221	$61	$223	$62
Prime RMBS	-	-	172	17	172	17
Subprime RMBS	-	-	23	7	23	7
Other RMBS	-	-	3,072	162	3,072	162
Commercial MBS	-	-	10	1	10	1
Total securities held-to-maturity	$2	$1	$3,498	$248	$3,500	$249
Total temporarily impaired securities	$8,648	$108	$20,984	$1,648	$29,632	$1,756	(a)

(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

BNY Mellon    63

Notes to Consolidated Financial Statements	(continued)

Other-than-temporary impairment

For certain debt securities which have no debt rating at acquisition and are beneficial interests in securitized financial assets under ASC 325, OTTI occurs when we determine that there has been an adverse change in cash flows and the present value of those remaining cash flows is less than the present value of the remaining cash flows estimated at the security’s acquisition date (or last estimated cash flow revision date).

We routinely conduct periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are non-agency RMBS. For each non-agency RMBS in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on non-agency RMBS is other-than-temporary. The most significant inputs are:

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

In addition, we have estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting collateral.

The table below shows the projected weighted-average default rates and loss severities for the recent-vintage (i.e. 2007, 2006 and 2005) non-agency RMBS and the Grantor Trust portfolios at March 31, 2010 and Dec. 31, 2009.

Projected weighted-average default rates and severities
	March 31, 2010		Dec. 31, 2009
	Default Rate	Severity	Default Rate	Severity
Alt-A	41%	49%	43%	50%
Subprime	71%	65%	74%	69%
Prime	19%	42%	19%	44%

The following table provides pre-tax securities losses by type.

Net investment securities gains (losses)
(in millions)	1Q10	4Q09	1Q09
Alt-A RMBS	$(7)	$(17)	$(125)
Prime RMBS	-	3	(3)
Home equity lines of credit	-	51	(18)
Grantor Trust	-	(39)	-
ABS CDOs	-	(11)	(3)
European floating rate notes	-	35	(4)
Credit cards	-	2	(2)
Other	14	(9)	(140	)(a)
Total net investment securities gains (losses)	$7	$15	$(295)
(a)	Includes $95 million resulting from the impact of low interest rates on a structured tax investment and $37 million of seed capital write-downs.

The following table reflects investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred. The deductions represent credit losses on securities that have been sold, are required to be sold or it is our intention to sell.

Debt securities credit loss roll forward (in millions)	1Q10	1Q09
Beginning balance as of Dec. 31,	$271	$535
Add: Initial OTTI credit losses	6	158
Subsequent OTTI credit losses	1	42
Less: Realized losses for securities sold	5	-
Ending balance as of March 31,	$273	$735

Note 6 – Goodwill and intangible assets

Goodwill

The level of goodwill decreased in 2010 primarily due to foreign exchange translation on non-U.S. dollar denominated goodwill. Goodwill impairment testing is performed annually at the business segment level. The table below provides a breakdown of goodwill by business segment.

64    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$7,609	$1,703	$3,397	$2,488	$918	$127	$7	$16,249
Foreign exchange translation	(103)	-	(43)	(3)	(9)	-	-	(158)
Other (a)	-	-	(10)	(4)	-	-	-	(14)
Balance at March 31, 2010	$7,506	$1,703	$3,344	$2,481	$909	$127	$7	$16,077
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138	$15,898
Foreign exchange translation	(23)	-	(23)	(1)	(3)	-	-	(50)
Other (a)	-	1	(1)	6	1	-	-	7
Gross goodwill at March 31, 2009	7,195	1,695	3,336	2,468	900	123	138	15,855
Accumulated impairment losses at Jan. 1, 2009	-	-	-	-	-	-	-	-
Impairment losses	-	-	-	-	-	-	(50)	(50)
Accumulated impairment losses at March 31, 2009	-	-	-	-	-	-	(50)	(50)
Balance at March 31, 2009	$7,195	$1,695	$3,336	$2,468	$900	$123	$88	$15,805
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at March 31, 2010 compared with Dec. 31, 2009 resulted from intangible amortization and foreign exchange translation on non-U.S. dollar denominated intangible assets. Intangible amortization expense was $97 million in the first quarter of 2010, $108 million (including $1 million related to discontinued operations) in the first quarter of 2009 and $107 million in the fourth quarter of 2009. The table below provides a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by segment (in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$2,530	$295	$281	$753	$674	$203	$852	$5,588
Amortization	(50)	(9)	(6)	(20)	(6)	(6)	-	(97)
Foreign exchange translation	(33)	-	(3)	(1)	(1)	-	-	(38)
Other (a)	-	-	(4)	-	-	-	-	(4)
Balance at March 31, 2010	$2,447	$286	$268	$732	$667	$197	$852	$5,449

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by segment (in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other		Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857		$5,856
Amortization	(55)	(11)	(7)	(21)	(7)	(6)	(1	)(a)	(108	)(a)
Foreign exchange translation	(19)	-	(3)	(1)	(1)	-	-		(24)
Other (b)	-	-	6	(13)	-	-	-		(7)
Balance at March 31, 2009	$2,521	$329	$298	$799	$691	$223	$856		$5,717
(a)	Includes $1 million related to discontinued operations.
(b)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

BNY Mellon    65

Notes to Consolidated Financial Statements	(continued)

Intangible assets	March 31, 2010				Dec. 31, 2009
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships – Asset and Wealth Management	$2,033	$(774)	$1,259	12 yrs.	$1,336
Customer contracts-Institutional services	2,034	(597)	1,437	14	1,478
Deposit premiums	49	(42)	7	2	8
Other	100	(32)	68	7	68
Total subject to amortization	$4,216	$(1,445)	$2,771	13 yrs.	$2,890
Not subject to amortization: (a)
Trade name	$1,358	N/A	$1,358	N/A	$1,368
Customer relationships	1,310	N/A	1,310	N/A	1,320
Other	10	N/A	10	N/A	10
Total not subject to amortization	$2,678	N/A	$2,678	N/A	$2,698
Total intangible assets	$6,894	$(1,445)	$5,449	N/A	$5,588

(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2010	$392
2011	362
2012	338
2013	293
2014	260

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

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended March 31, 2010 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2009	$503	$125	$628
Charge-offs:
Financial institutions	(20)	-	(20)
Other residential mortgages	(12)	-	(12)
Commercial real estate	(5)	-	(5)
Total charge-offs	(37)	-	(37)
Recoveries – Commercial	12	-	12
Net charge-offs	(25)	-	(25)
Provision	42	(7)	35
Balance at March 31, 2010	$520	$118	$638

For the quarter ended March 31, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Charge-offs:
Commercial	(12)	-	(12)
Financial institutions	(10)	-	(10)
Commercial real estate	(17)	-	(17)
Other residential mortgages	(12)	-	(12)
Total charge-offs	(51)	-	(51)
Recoveries - leasing	1	-	1
Net charge-offs	(50)	-	(50)
Transferred to discontinued operations	21	-	21
Provision	84	(25)	59
Balance at March 31, 2009	$470	$89	$559

66    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 8 – Other assets

Other assets (in millions)	March 31, 2010	Dec. 31, 2009
Corporate/bank owned life insurance	$3,920	$3,900
Accounts receivable	3,063	3,528
Equity in joint ventures and other investments (a)	2,728	2,816
Income taxes receivable	1,852	1,867
Fails to deliver	1,205	911
Prepaid expenses (b)	975	1,089
Margin deposits	751	459
Prepaid pension assets	729	714
Software	641	595
Due from customers on acceptances	272	502
Other	222	356
Total other assets	$16,358	$16,737
(a)	Includes Federal Reserve Bank stock of $398 million and $397 million, respectively, at cost.
(b)	Includes $255 million and $295 million related to the prepayment of quarterly fees to the FDIC, respectively.

Seed capital and private equity investments valued using net asset value per share

In our Asset Management segment, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets depending on the nature of the investment. BNY Mellon also holds private equity investments which consist of investments in private equity funds, mezzanine financings and direct equity investments. Private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments.

The fair value of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments.

Seed capital and private equity investments valued using NAV – March 31, 2010

(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$30	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	140	51	N/A	N/A
Other funds (c)	68	-	Monthly-yearly	(c)
Total	$238	$51
(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.

Note 9 – Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Interest revenue
Non-margin loans	$189	$192	$239
Margin loans	19	18	17
Securities:
Taxable	497	456	450
Exempt from federal income taxes	6	7	8
Total securities	503	463	458
Other short-term investments- U.S. government-backed commercial paper	-	(1)	10
Deposits in banks	142	152	217
Deposits with the Federal Reserve and other central banks	10	9	21
Federal funds sold and securities purchased under resale agreements	7	7	5
Trading assets	13	14	12
Total interest revenue	883	854	979
Interest expense
Deposits	39	30	76
Borrowings from Federal Reserve related to ABCP	-	-	7
Federal funds purchased and securities sold under repurchase agreements	1	1	-
Other borrowed funds	14	12	14
Customer payables	1	1	2
Long-term debt	63	86	105
Total interest expense	118	130	204
Net interest revenue	$765	$724	$775

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2010			March 31, 2009
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$23	$7	$1	$24	$5	$1
Interest cost	43	7	3	39	5	4
Expected return on assets	(76)	(9)	(2)	(72)	(7)	(2)
Other	14	3	2	3	1	2
Net periodic benefit cost (credit)	$4	$8	$4	$(6)	$4	$5

BNY Mellon    67

Notes to Consolidated Financial Statements	(continued)

Note 11 – Restructuring charges

Global location strategy

As part of an ongoing effort to improve efficiency and develop a global operating model that provides the highest quality of service to our clients, BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving and/or eliminating over 2,300 positions in 2010. In the fourth quarter of 2009, we recorded a pre-tax restructuring charge of $139 million. In the first quarter of 2010, we recorded additional charges of $7 million associated with the global location strategy.

As of March 31, 2010, we have moved or eliminated approximately 200 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

Workforce reduction program

In the fourth quarter of 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. In 2009, we recorded additional charges of $11 million associated with this workforce reduction.

As of March 31, 2010, we have reduced our workforce by approximately 1,600 positions, and expect to substantially complete the remainder of the program in the second quarter of 2010. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

The restructuring charges are recorded as a separate line item on the income statement. The following tables present the activity in the restructuring reserves through March 31, 2010.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/other	Total
Original restructuring charge	$102	$37	$139
Utilization	-	(23)	(23)
Balance at Dec. 31, 2009	$102	$14	$116
Additional charges/(recovery)	7	-	7
Utilization	(6)	(1)	(7)
Balance at March 31, 2010	$103	$13	$116

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge	$166	$9	$5	$1	$181
Additional charges/(recovery)	4	(2)	(1)	10	11
Utilization	(105)	(7)	(4)	(11)	(127)
Balance at Dec. 31, 2009	$65	$-	$-	$-	$65
Utilization	(19)	-	-	-	(19)
Balance at March 31, 2010	$46	$-	$-	$-	$46

The restructuring charges are presented below by business segment. The charges were recorded in the Other segment as these restructurings were corporate initiatives and not directly related to the operating performance of these segments.

Gloal location strategy 2009 – restructuring charge by segment (in millions)	1Q10	4Q09
Asset management	$5	$32
Asset servicing	3	34
Issuer services	-	18
Wealth management	1	8
Treasury services	(1)	8
Clearing services	(1)	8
Other (including shared services)	-	31
Total restructuring charges	$7	$139

68    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Workforce reduction program 2008 – restructuring charge by segment
(in millions)	1Q10	4Q09	1Q09	Total charges since inception
Asset management	$-	$2	$3	$73
Asset servicing	-	(3)	3	30
Issuer services	-	(4)	-	13
Wealth management	-	(2)	1	13
Treasury services	-	(1)	-	10
Clearing services	-	-	1	6
Other (including shared services)	-	8	2	47
Total restructuring charges	$-	$-	$10	$192

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Quarter ended
	March 31, 2010	March 31, 2009
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.4	4.9
Credit for low-income housing investments	(1.9)	(2.5)
Tax-exempt income	(1.8)	(2.9)
Foreign operations	(5.2)	(7.7)
Other – net	(1.4)	1.4
Effective rate	29.1%	28.2%

Our total tax reserves as of March 31, 2010 were $342 million compared with $335 million at Dec. 31, 2009. If these tax reserves were unnecessary, $342 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of March 31, 2010 is accrued interest, where applicable, of $85 million. The additional tax expense related to interest for the three months ended March 31, 2010 was $4 million.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been completed through 2004. Our United Kingdom income tax returns are closed through 2007.

Note 13 – Securitizations and variable interest entities

Variable Interest Entities

Accounting guidance on the consolidation of Variable Interest Entities (“VIEs”), is included in ASC 810, Consolidation, and ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, an Amendment of the FASB Accounting Standards Codification.”

Effective Jan. 1, 2010, the FASB approved ASU 2010-10 “Amendments for Certain Investment Funds” which defers the requirements of ASU 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and for interests in money market funds.

Accounting guidance on the consolidation of VIEs applies to certain entities in which the equity investors:

•	do not have sufficient equity at risk for the entity to finance its activities without additional financial support,

•	lack one or more of the following characteristics of a controlling financial interest:

-	The power through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance (ASU 2009-17 model).

-	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights (ASC 810 model).

-	The obligation to absorb the expected losses of the entity.

-	The right to receive the expected residual returns of the entity.

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10 and are reviewed for consolidation based on the guidance in ASC 810.

BNY Mellon    69

Notes to Consolidated Financial Statements	(continued)

BNY Mellon applies ASC 810 to its mutual funds, hedge funds, private equity funds, collective investment funds and real estate investment trusts. If these entities are determined to be VIEs, primary beneficiary calculations are prepared in accordance with ASC 810 to determine whether or not BNY Mellon is the primary beneficiary and required to consolidate the VIE. The primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both, as a result of holding variable interests.

The primary beneficiary calculations include estimates of ranges and probabilities of losses and returns from the funds. The calculated expected gains and expected losses are allocated to the variable interest holders of the funds, which are generally the fund’s investors and which may include BNY Mellon, in order to determine which entity is required to consolidate the VIE, if any.

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered QSPEs, and special investment vehicles (“SIVs”), in which BNY Mellon serves as the investment manager and may hold a subordinated interest in the SIVs. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17.

BNY Mellon has three securitizations, including a grantor trust, and several SIVs, which are assessed for consolidation in accordance with ASU 2009-17.

The primary beneficiary of these VIEs is the entity whose variable interests provide it with a controlling financial interest, which includes the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

In order to determine if it has a controlling financial interest in these VIEs, BNY Mellon assesses the VIE’s purpose and design along with the risks it was designed to create and pass through to its variable interest holders. We also assess our involvement in the VIE and the involvement of any other variable interest holders in the VIE.

Generally, as the sponsor and the manager of its VIEs, BNY Mellon has the power to control the activities that significantly impact the VIE’s economic performance. Both a qualitative and quantitative analysis of BNY Mellon’s variable interests are performed to determine if BNY Mellon has the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. The analyses included assessments related to the expected performance of the VIEs and its related impact on BNY Mellon’s seed capital, management fees or residual interests in the VIEs. We also assess any potential impact the VIE’s expected performance has on our performance fees.

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2010 based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 at March 31, 2010 (in millions)	Asset Management funds	Securitizations	Total consolidated investments
Available for sale	$-	$883	$883
Trading	671	-	671
Loans	11,251	-	11,251
Other assets	646	-	646
Total assets	12,568	883	13,451
Total liabilities	11,494	758	12,252
Noncontrolling interests	751	-	751

70    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

BNY Mellon voluntarily provided capital support agreements to certain VIEs. With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2010, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in its consolidated financial statements.

Non-consolidated VIEs at March 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$22	$-	$22
Other	22	-	22
Total	$44	$-	$44

The maximum loss exposure indicated in the above table relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Credit supported VIEs

BNY Mellon voluntarily provided limited credit support to certain money market, collective, commingled and separate account funds (the “Funds”). Entering into such support agreements represents an event under ASC 810, and is subject to its interpretations.

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

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at March 31, 2010 and Dec. 31, 2009.

Credit supported VIEs at March 31, 2010

(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$13	$28

Credit supported VIEs at Dec. 31, 2009

(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$14	$40

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at March 31, 2010 and Dec. 31, 2009.

Consolidated credit supported VIEs at March 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$55	$-	$55
Other	-	184	52
Total	$55	$184	$107

BNY Mellon    71

Notes to Consolidated Financial Statements	(continued)

Consolidated credit supported VIEs at Dec. 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$47	$-	$47
Other	-	190	46
Total	$47	$190	$93

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of March 31, 2010, BNY Mellon recorded $197 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.15% to 6.08% at March 31, 2010 and 0.05% to 6.27% at Dec. 31, 2009. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

Note 15, “Fair value measurement” presents assets and liabilities measured at fair value by the three level valuation hierarchy established under ASC 820, as well as a roll forward schedule of fair value measurements using significant unobservable inputs.

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

Loans and commitments

For residential mortgage loans, fair value is estimated using discounted cash flow analyses, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. To determine the fair value of other types of loans, BNY Mellon uses discounted cash flows using current market rates. The fair value of commitments to extend credit, standby letters of credit, and commercial letters of credit is based upon the cost to settle the commitment.

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

72    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Summary of financial instruments
	March 31, 2010		Dec. 31, 2009
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$50,170	$50,239	$56,302	$56,374
Securities	60,308	60,495	60,461	60,544
Trading assets	5,844	5,844	6,001	6,001
Loans and commitments	29,982	30,005	32,673	32,712
Derivatives used for ALM	726	726	422	422
Other financial assets	26,468	26,468	18,793	18,793
Total financial assets	173,498	173,777	$174,652	$174,846
Assets of discontinued operations	334	334	2,242	2,242
Assets of consolidated asset management funds	12,568	12,568
Non-financial assets	34,151		35,330
Total assets	$220,551		$212,224
Liabilities:
Noninterest-bearing deposits	$30,330	$30,330	$33,477	$33,477
Interest-bearing deposits	101,297	101,294	101,573	101,570
Payables to customers and broker-dealers	10,328	10,328	10,721	10,721
Borrowings	5,497	5,497	3,922	3,922
Long-term debt	16,335	16,805	17,234	17,110
Trading liabilities	6,277	6,277	6,396	6,396
Derivatives used for ALM	65	65	71	71
Total financial liabilities	170,129	170,596	$173,394	$173,267
Liabilities of discontinued operations	-	-	1,608	1,608
Liabilities of consolidated asset management funds	11,494	11,494
Non-financial liabilities	8,473		8,219
Total liabilities	$190,096		$183,221

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

Hedged financial instruments
(in millions)	Carrying amount	Notional amount	Unrealized
			Gain	(Loss)
At March 31, 2010:
Loans	$1	$1	$-	$-
Securities held-for-sale	220	210	-	(10)
Deposits	26	25	2	-
Long-term debt	12,543	11,587	724	(55)
At Dec. 31, 2009:
Loans	$1	$1	$-	$-
Securities held-for-sale	216	211	-	(12)
Deposits	26	25	-	(4)
Long-term debt	12,378	11,599	422	(55)

Note 15 – Fair value measurement

The guidance related to “Fair Value Measurement”, included in ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. ASC 820 requires consideration of a company’s own creditworthiness when valuing liabilities.

The standard provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The objective is to determine from weighted indicators of fair value a reasonable point within the range that is most representative of fair value under current market conditions.

BNY Mellon    73

Notes to Consolidated Financial Statements	(continued)

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

74    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

Specifically, the pricing sources obtain recent transactions for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the types of transaction and apply such variables to similar types of bonds. We view these as observable transactions in the current market place and classify such securities as Level 2. Pricing sources discontinue pricing any specific security whenever they determine there is insufficient observable data to provide a good faith opinion on price.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 primarily include other retained interests in securitizations, securities of state and political subdivisions and other debt securities.

At March 31, 2010, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Approximately 1% of our

BNY Mellon    75

Notes to Consolidated Financial Statements	(continued)

securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

Consolidated collateralized loan obligations

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Based on the structure of the CLOs, the valuation of the assets is attributable to the senior note holders. Changes in the values of assets and liabilities are reflected in the income statement as investment income and interest of asset management fund note holders, respectively.

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and we classify them in Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. The fair value of these interest rate swaps compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 16 of Notes to Consolidated Financial Statements.

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

76    BNY Mellon

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

Private equity investments also include publicly held equity investments, generally obtained through the initial public offering of privately held equity investments. These equity investments are often held in a partnership structure. Publicly held investments are marked-to-market at the quoted public value less adjustments for regulatory or contractual sales restrictions or adjustments to reflect the difficulty in selling a partnership interest.

Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held investments are primarily classified in Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2010 and Dec. 31, 2009, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

BNY Mellon    77

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$7,083	$-	$-	$-		$7,083
U.S. government agencies	-	1,157	-	-		1,157
State and political subdivisions	-	575	10	-		585
Agency RMBS	-	17,822	-	-		17,822
Alt-A RMBS	-	518	-	-		518
Prime RMBS	-	1,447	-	-		1,447
Subprime RMBS	-	463	-	-		463
Other RMBS	-	1,606	-	-		1,606
Commercial MBS	-	2,592	-	-		2,592
Asset-backed CLOs	-	269	-	-		269
Other asset-backed securities	-	660	-	-		660
Equity securities (b)	524	933	-	-		1,457
Other debt securities (b)	83	3,177	58	-		3,318
Sovereign debt	-	7,710	-	-		7,710
Grantor Trust Alt-A RMBS	-	2,605	-	-		2,605
Grantor Trust Prime RMBS	-	2,024	-	-		2,024
Grantor Trust Subprime RMBS	-	146	-	-		146
Total available-for-sale	7,690	43,704	68	-		51,462
Trading assets:
Debt and equity instruments (c)	1,128	987	24	-		2,139
Derivative assets:
Interest rate	-	13,450	95	N/A
Foreign exchange	2,800	401	-	N/A
Equity	59	348	2	N/A
Total derivative assets	2,859	14,199	97	(13,450	) (f)	3,705
Total trading assets	3,987	15,186	121	(13,450)		5,844
Loans	3	13	12	-		28
Other assets (d)	8	621	129	-		758
Subtotal assets of operations at fair value	$11,688	$59,524	$330	$(13,450)		$58,092
Percent of assets prior to netting	16.3%	83.2%	0.5%
Assets of consolidated asset management funds:
Trading assets	671	-	-	-		671
Loans	-	11,251	-	-		11,251
Other assets	461	185	-	-		646
Total assets of consolidated asset management funds	1,132	11,436	-	-		12,568
Total assets	$12,820	$70,960	$330	$(13,450)		$70,660
Percent of assets prior to netting	15.2%	84.4%	0.4%
Trading liabilities:
Debt and equity instruments	$966	$624	$-	$-		$1,590
Derivative liabilities:
Interest rate	-	14,212	59	N/A
Foreign exchange	2,731	120	-	N/A
Equity	43	329	50	N/A
Other	-	5	-	N/A
Total derivative liabilities	2,774	14,666	109	(12,862	) (f)	4,687
Total trading liabilities	3,740	15,290	109	(12,862)		6,277
Other liabilities (e)	-	371	2	-		373
Subtotal liabilities at fair value	$3,740	$15,661	$111	$(12,862)		$6,650
Percent of liabilities prior to netting	19.2%	80.3%	0.5%
Liabilities and obligations of consolidated asset management funds	-	11,494	-	-		11,494
Total liabilities	$3,740	$27,155	$111	$(12,862)		$18,144
Percent of liabilities prior to netting	12.1%	87.6%	0.3%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(f)	Netting cannot be disaggregated by product.

78    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Details of certain items measured at fair value on a recurring basis at March 31, 2010	Total carrying	Ratings
		AAA/	A+/	BBB+/	BB+ and
(dollar amounts in millions)	value (a)	AA-	A-	BBB-	lower
Alt-A RMBS:
2007	$-	-%	-%	-%	-%
2006	215	-	-	-	100
2005	225	2	8	-	90
2004 and earlier	78	67	27	6	-
Total Alt-A RMBS	$518	11%	8%	1%	80%
Prime RMBS:
2007	$323	50%	25%	8%	17%
2006	193	7	47	-	46
2005	373	42	36	11	11
2004 and earlier	558	80	11	7	2
Total prime RMBS	$1,447	54%	26%	7%	13%
Subprime RMBS:
2007	$8	11%	10%	79%	-%
2006	-	-	-	-	-
2005	73	47	36	16	1
2004 and earlier	382	76	14	2	8
Total subprime RMBS	$463	71%	17%	5%	7%
Commercial MBS – Domestic:
2007	$662	85%	8%	7%	-%
2006	625	88	8	4	-
2005	483	100	-	-	-
2004 and earlier	590	100	-	-	-
Total commercial MBS – Domestic	$2,360	93%	4%	3%	-%
European Floating Rate Notes:
United Kingdom	$2,648	100%	-%	-%	-%
Netherlands	1,112	100	-	-	-
Other	1,272	82	18	-	-
Total European Floating Rate Notes	$5,032	95%	5%	-%	-%
Sovereign debt:
Germany	$3,119	100%	-%	-%	-%
Netherlands	456	100	-	-	-
France	1,914	100	-	-	-
England	2,178	100	-	-	-
Other	43	95	5	-	-
Total sovereign debt	$7,710	100%	-%	-%	-%
Grantor Trust:
Alt-A RMBS:
2007	$781	-%	-%	-%	100%
2006	695	-	-	-	100
2005	877	3	-	9	88
2004 and earlier	252	22	45	20	13
Total Grantor Trust-Alt-A RMBS	$2,605	3%	4%	5%	88%
Prime RMBS:
2007	$749	-%	-%	-%	100%
2006	467	-	3	3	94
2005	761	9	15	16	60
2004 and earlier	47	51	46	-	3
Total Grantor Trust-Prime RMBS	$2,024	5%	7%	7%	81%
Subprime RMBS:
2007	$13	-%	-%	-%	100%
2006	83	-	9	10	81
2005	9	-	-	-	100
2004 and earlier	41	47	-	-	53
Total Grantor Trust-Subprime RMBS	$146	13%	5%	6%	76%

(a)	All assets are considered Level 2 assets in the valuation hierarchy at March 31, 2010.

BNY Mellon    79

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2009 (dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$6,378	$-	$-	$-	$6,378
U.S. government agencies	-	1,260	-	-	1,260
State and political subdivisions	-	520	-	-	520
Agency RMBS	-	18,455	-	-	18,455
Alt-A RMBS	-	537	-	-	537
Prime RMBS	-	1,512	-	-	1,512
Subprime RMBS	-	447	-	-	447
Other RMBS	-	1,770	-	-	1,770
Commercial MBS	-	2,590	-	-	2,590
Asset-backed CLOs	-	383	6	-	389
Other asset-backed securities	-	836	-	-	836
Equity securities (b)	461	860	-	-	1,321
Other debt securities (b)	76	11,331	50	-	11,457
Grantor Trust Class B certificates	-	4,160	-	-	4,160
Total available-for-sale	6,915	44,661	56	-	51,632
Trading assets:
Debt and equity instruments (c)	524	745	170	-	1,439
Derivative assets	2,779	14,317	146	(12,680)	4,562
Total trading assets	3,303	15,062	316	(12,680)	6,001
Loans	2	12	25	-	39
Other assets (d)	14	685	164	-	863
Total assets at fair value	$10,234	$60,420	$561	$(12,680)	$58,535
Percent of assets prior to netting	14.4%	84.8%	0.8%
Trading liabilities:
Debt and equity instruments	$442	$752	$-	$-	$1,194
Derivative liabilities	2,850	14,671	92	(12,411)	5,202
Total trading liabilities	3,292	15,423	92	(12,411)	6,396
Other liabilities (e)	2	605	3	-	610
Total liabilities at fair value	$3,294	$16,028	$95	$(12,411)	$7,006
Percent of liabilities prior to netting	17.0%	82.5%	0.5%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Included within other liabilities is the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts for the three month periods ended March 31, 2010 and 2009 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

80    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs three months ended March 31, 2010					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3		Fair value March 31, 2010	Change in unrealized gains and (losses) related to instruments held at March 31, 2010
(in millions)	Fair value Dec. 31, 2009	Total realized/unrealized gains/(losses) recorded in
		Income		Comprehensive income
Available-for-sale securities:
State and Political subdivisions	$-	$-		$-	$-	$10		$10	$-
Asset-backed CLOs	6	-		-	-	(6)		-	-
Other debt securities	50	-		-	8	-		58	-
Total available-for-sale	56	-	(a)	-	8	4		68	-
Trading assets:
Debt and equity instruments	170	2	(b)	-	5	(153)		24	-
Derivative assets:
Interest rate	121	(26)		-	-	-		95	-
Equity	25	(23)		-	-	-		2	-
Total derivative assets	146	(49	) (b)	-	-	-		97	-
Total trading assets	316	(47)		-	5	(153)		121	-
Loans	25	1		-	(14)	-		12	-
Other assets	164	3	(c)	-	11	(49)		129	-
Total assets	$561	$(43)		$-	$10	$(198	) (d)	$330	$-
Derivative liabilities:
Interest rate	$(54)	$(5)		$-	$-	$-		$(59)	$-
Equity	(38)	(12)		-	-	-		(50)	-
Total derivative liabilities	(92)	(17	) (b)	-	-	-		(109)	-
Other liabilities	(3)	1	(c)	-	-	-		(2)	-
Total liabilities	$(95)	$(16)		$-	$-	$-		$(111)	$-

Fair value measurements using significant unobservable inputs three months ended March 31, 2009					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value March 31, 2009	Change in unrealized gains and (losses) related to instruments held at March 31, 2009
(in millions)	Fair value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in
		Income		Comprehensive income
Available-for-sale securities:
Residential mortgage-backed securities	$-	$-		$-	$-	$2,573	$2,573	$494
Commercial mortgage-backed securities	-	-		-	-	572	572	129
Asset-backed commercial debt obligations	22	(31)		19	-	-	10	19
Other asset-backed securities	17	-		(4)	-	-	13	(3)
Equity securities	13	-		1	-	-	14	1
Other debt securities	357	(99)		(7)	(3)	10	258	(5)
Total available-for-sale	409	(130	) (a)	9	(3)	3,155	3,440	635
Trading assets:
Debt and equity instruments	20	(2	) (b)	(2)	-	44	60	-
Derivative assets	83	1	(b)	6	(1)	15	104	-
Other assets	200	(29	) (c)	-	1	5	177	-
Total assets	$712	$(160)		$13	$(3)	$3,219	$3,781	$635
Trading liabilities:
Derivative liabilities	$(149)	$21	(b)	$2	$-	$4	$(122)	$-
Other liabilities	-	(8	) (c)	-	-	2	(6)	-
Total liabilities	$(149)	$13		$2	$-	$6	$(128)	$-

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with SFAS No. 167.

BNY Mellon    81

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a

nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2010 and Dec. 31, 2009, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2010 and Dec. 31, 2009.

Assets measured at fair value on a nonrecurring basis at March 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$238	$61	$299
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$244	$61	$305

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$298	$91	$389
Other assets (b)	-	4	-	4
Total assets at fair value on a nonrecurring basis	$-	$302	$91	$393

(a)	During the quarters ended March 31, 2010 and Dec. 31, 2009, the fair value of these loans was reduced $12 million and $18 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	Other assets received in satisfaction of debt. The fair value of these assets was reduced by less than $1 million in both the first quarter of 2010 and fourth quarter of 2009, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 – Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first quarter of 2010 or in the first quarter of 2009.

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

The fixed rate loans hedged generally have an original maturity of 10 to 11 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At March 31, 2010, $1 million of loans were hedged with interest rate swaps, which had notional values of $1 million.

The securities hedged generally have a weighted average life of 10 years or less and are callable six months prior to maturity. These securities are hedged

82    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

with “pay fixed rate, receive variable rate” swaps of the same maturity, repricing and fixed rate coupon. The swaps are callable six months prior to maturity. At March 31, 2010, $210 million of securities were hedged with interest rate swaps that had notional values of $210 million.

The fixed rate deposits hedged generally have original maturities of 5 to 11 years and are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At March 31, 2010, $25 million of deposits were hedged with interest rate swaps that had notional values of $25 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2010, $12.0 billion of debt was hedged with interest rate swaps that had notional values of $11.6 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to forecasted revenue and expense transactions in non-U.S. entities that have the U.S. dollar as their functional currency. As of March 31, 2010, the hedged forecasted foreign currency transactions and linked FX forward hedges were $139 million (notional), with $5 million of pre-tax gains recorded in other comprehensive income. These gains will be reclassified to income over the next nine months.

We also use forward foreign exchange contracts with original maturities of 10 months or less to hedge our Euro, Japanese Yen and Indian Rupee foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. At March 31, 2010, these economic hedges had a U.S. dollar equivalent notional value of $106 million, with $1 million of pre-tax losses from those FX forward hedges recorded in foreign exchange and other trading activities.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward contracts usually have maturities of less than two years. The derivatives employed are designated as net investments hedges of changes in value of our foreign investments due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At March 31, 2010, foreign exchange contracts, with notional amounts totaling $3.4 billion, were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2010, had a combined U.S. dollar equivalent value of $837 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Fair value hedge of loans	$0.1	$(0.1)	$(0.1)
Fair value hedge of securities	(0.1)	0.1	0.1
Fair value hedge of deposits and long-term debt	11.3	(12.8)	1.6
Cash flow hedges	-	-	(0.1)
Other (a)	-	-	0.1
Total	$11.3	$(12.8)	$1.6

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2010 and Dec. 31, 2009.

BNY Mellon    83

Notes to Consolidated Financial Statements	(continued)

Impact of derivative instruments on the balance sheet	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009	March 31, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments (b):
Interest rate contracts	$11,823	$11,836	$542	$408	$74	$106
Foreign exchange contracts	3,543	3,645	92	—	—	97
Total derivatives designated as hedging instruments			$634	$408	$74	$203
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,196,182	$1,030,847	$13,545	$13,620	$14,271	$14,084
Equity contracts	7,432	7,710	409	483	422	570
Credit contracts	816	806	—	3	5	6
Foreign exchange contracts	319,065	259,402	3,201	3,136	2,851	2,953
Total derivatives not designated as hedging instruments			$17,155	$17,242	$17,549	$17,613
Total derivatives fair value (d)			$17,789	$17,650	$17,623	$17,816
Effect of master netting agreements			(13,450)	(12,680)	(12,862)	(12,411)
Fair value after effect of master netting agreements			$4,339	$4,970	$4,761	$5,405

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $917 million and $329 million, respectively at March 31, 2010 and $429 million and $160 million, respectively at Dec. 31, 2009.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At March 31, 2010 approximately $770 billion (notional) of interest rate contracts will mature within one year, $261 billion between one and five years, and the balance after five years. At March 31, 2010 approximately $309 billion (notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and the balance after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in Fair Value Hedging Relationships	Location of Gains or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives Quarter ended		Location of Gains or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Hedged Item Quarter ended
		March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Interest rate contracts	Net interest revenue	$166.7	$1.3	Net interest revenue	$(155.4)	$0.3

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Interest rate contracts	$-	$-	Net interest revenue	$-	$1.0	Net interest revenue	$-	$(0.1)
FX contracts	4.5	4.0	Other revenue	0.1	5.1	Other revenue	-	-
Total	$4.5	$4.0		$0.1	$6.1		$-	$(0.1)

84    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Derivatives in Net Investment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Quarter ended		Location of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion) Quarter ended		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffectiveness Portion and Amount Excluded From Effectiveness Testing) Quarter ended
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
FX contracts	$69.5	$45.4	Net interest revenue	$—	$—	Other revenue	$—	$0.1

Trading activities (including trading derivatives)

Our trading activities are focused on acting as a market maker for our customers. The risk from these market-making activities and from our own positions is managed by our traders and limited in total exposure as described below.

We manage trading risk through a system of position limits, a VAR methodology based on Monte Carlo simulations, stop loss advisory triggers, and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VAR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VAR model is one of several statistical models used to develop economic capital results, which is allocated to lines of business for computing risk-adjusted performance.

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

Revenue from foreign exchange and other trading activities included the following:

Foreign exchange and other trading activities

	Quarter Ended
(in millions)	March 31, 2010	Dec. 31, 2009	March 31, 2009
Foreign exchange	$175	$201	$219
Fixed income	80	54	75
Credit derivatives	(2)	(11)	(1)
Other	9	2	14
Total	$262	$246	$307

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures, and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, foreign currency swaps, options, and fixed income securities. Credit derivatives include revenue from credit default swaps. Other primarily includes income from equity securities and equity derivatives.

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

Additional disclosures concerning derivative financial instruments are provided in Note 15 of the Notes to Consolidated Financial Statements.

BNY Mellon    85

Notes to Consolidated Financial Statements	(continued)

Disclosure of Contingent Features in Over-the-Counter (“OTC”) Derivative Instruments

Certain of BNY Mellon’s OTC derivative contracts and/or collateral agreements contain provisions that would require us to take certain actions if our public debt rating fell to a certain level. Early termination provisions, or “close-out” agreements, in those contracts could trigger an immediate payment of outstanding contracts that are in net liability positions. Certain collateral agreements would require us to immediately post additional collateral to cover some or all of BNY Mellon’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2010 for three key ratings triggers.

If the BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value)
A3/A-	$ 543 million
Baa2/BBB	$ 653 million
Bal/BB+	$ 1,389 million

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on March 31, 2010, existing collateral arrangements would have required us to post an additional $537 million of collateral.

Note 17 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2010 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	March 31, 2010
	Loans	Unfunded commitments	Total exposure
Insurance	$0.3	$5.7	$6.0
Banks	3.5	2.3	5.8
Securities industry	3.2	2.5	5.7
Asset managers	0.9	2.8	3.7
Government	0.1	2.5	2.6
Other	0.3	2.2	2.5
Total	$8.3	$18.0	$26.3

Commercial portfolio exposure (in billions)	March 31, 2010
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$7.3	$8.1
Manufacturing	0.8	6.3	7.1
Energy and utilities	0.5	6.4	6.9
Media and telecom	0.5	2.1	2.6
Total	$2.6	$22.1	$24.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit risks, net of participations, at March 31, 2010 and Dec. 31, 2009 follows:

Off-balance sheet credit risks (in millions)	March 31, 2010	Dec. 31, 2009
Lending commitments (a)	$31,650	$32,454
Standby letters of credit (b)	10,963	11,359
Commercial letters of credit	828	789
Securities lending indemnifications	252,987	247,560
Support agreements	134	86

(a)	Net of participations totaling $394 million at March 31, 2010 and $541 million at Dec. 31, 2009.
(b)	Net of participations totaling $2.3 billion at March 31, 2010 and $2.2 billion at Dec. 31, 2009.

Included in lending commitments are facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and

86    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.6 billion less than one year; $21.7 billion in one to five years, and $0.3 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs at March 31, 2010 was $11.0 billion and $11.4 billion at Dec. 31, 2009 and includes $0.8 billion and $1.0 billion that were collateralized with cash and securities at March 31, 2010 and Dec. 31, 2009, respectively. At March 31, 2010, approximately $7.8 billion of the SBLCs will expire within one year and the remaining $3.2 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for unfunded commitments.

The allowance for lending related commitments was $118 million at March 31, 2010 and $125 million at Dec. 31, 2009.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2010	Dec. 31, 2009
Investment grade	87%	83%
Noninvestment grade	13%	17%

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

We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $260 billion at March 31, 2010 and $254 billion at Dec. 31, 2009.

Our potential exposure to support agreements was approximately $134 million at March 31, 2010 compared with $86 million at Dec. 31, 2009. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements.

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

BNY Mellon    87

Notes to Consolidated Financial Statements	(continued)

of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, we cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period. BNY Mellon intends to defend itself vigorously against all of the claims asserted in these legal actions.

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, BNY Mellon cannot state with certainty the timing or ultimate resolution of litigations and regulatory matters or the eventual loss, fines, penalties or business impact, if any, associated with each pending matter. In accordance with ASC 450 (formerly SFAS 5), BNY Mellon establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated as is the case in certain of the legal matters described. For these matters and others which are disclosed because an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses which either cannot be estimated or, to the extent a range could possibly be determined, the range would be so imprecise, uncertain or wide as to not be meaningful. BNY Mellon believes that its accruals for legal proceedings are appropriate and in the aggregate are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

As previously disclosed, The Bank of New York Mellon filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. Pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court on Dec. 8, 2008, $370 million of cash has been set aside as a reserve, to be used by The Bank of New York Mellon if its proof of claim is allowed in the bankruptcy.

On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages against The Bank of New York Mellon for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. Trial of the bankruptcy trustee’s claims began on April 19, 2010. As previously disclosed, the Commodities Futures Trading Commission (“CFTC”) has been investigating The Bank of New York Mellon in connection with its relationship to Sentinel and the Division of Enforcement (the “Division”) of the CFTC has indicated that the Division is considering a recommendation to the Commission that it file a civil enforcement action against The Bank of New York Mellon for possible violations of the Commodity Exchange Act and CFTC regulations. The Bank of New York Mellon responded to the CFTC on Jan. 29, 2010 explaining why it believes an enforcement action is unwarranted.

As previously disclosed, BNY Mellon is required to file information and withholding tax returns with the IRS for its various business lines. In 2007, we discovered certain inconsistencies in supporting documentation and records for BNY Mellon’s corporate trust business and other business lines, and initiated an extensive company-wide review. We disclosed this matter to the IRS on a voluntary basis and we continue to cooperate with the IRS in its review of this matter.

As previously disclosed, in 2001 we entered into a transaction that involved the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. On Aug. 17, 2009, we received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years related to this transaction. The total exposure on this transaction for all years (2001-2006) is approximately $900 million, including interest. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. A final decision is not expected before 2011.

BNY Mellon believes the tax benefits associated with the transaction were consistent with statutory and judicial authority existing at the time the transaction was entered into. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties.

As previously disclosed, BNY Mellon self-disclosed to the SEC, in April 2008, that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of issuers to purchase their own Auction Rate Securities (“ARS”). The SEC and certain state authorities, including the Texas State Securities Board, Florida Office of Financial Regulation, and the New York State Attorney General are investigating these transactions. MFM is cooperating fully with the investigations.

As previously disclosed, BNY Capital Markets, Inc. (now BNY Mellon Capital Markets LLC) entered into a letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, Inc.

88    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

(“FINRA”) relating to the sale of ARS in April 2009. Two institutional customers not included in the FINRA settlement filed lawsuits in February and April 2009 and one such customer filed an arbitration proceeding against BNY Mellon Capital Markets LLC in December 2008, alleging misrepresentations and omissions in the sale of ARS to them.

As previously disclosed, BNY Mellon became aware of circumstances suggesting that employees of Mellon Securities LLC (“Mellon Securities”), which executed orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. BNY Mellon self-disclosed this matter to FINRA and the SEC on a voluntary basis. In June 2009, the SEC obtained a formal order of investigation. Mellon Securities is cooperating fully with the investigation. We are currently in discussions with the SEC staff concerning a resolution to this matter. There can be no assurance we will be able to reach an agreement.

As previously disclosed, a number of participants in the securities lending program, which is associated with BNY Mellon’s asset servicing business, have filed or threatened lawsuits against BNY Mellon or its affiliates. The lawsuits were filed on various dates from 2008 to 2010. The participants allege that they have incurred losses, including losses related to investments in Sigma Finance Inc. and Lehman Brothers Holdings, Inc., and seek damages as to those losses. One such pending case seeks to proceed as a class action. The participants assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty.

As previously disclosed, Bernard L. Madoff has pleaded guilty to engaging in a massive investment fraud through his company, Bernard L. Madoff Investment Securities LLC (“Madoff”). Ivy Asset Management LLC (“Ivy”), a subsidiary of BNY Mellon that primarily manages funds-of-hedge-funds and is in the process of winding down, has not had any funds-of-funds investments with Madoff since 2000. Several investment managers contracted with Ivy as a sub-advisor and one pension fund contracted with Ivy as investment manager; a portion of these funds were invested with Madoff and likely suffered losses as a result of the Madoff fraud.

The New York State Attorney General has been investigating these relationships, and Ivy is cooperating with the investigation. We are currently in discussions with the New York State Attorney General’s staff concerning a resolution to this matter. There can be no assurance we will be able to reach an agreement.

Ivy or its affiliates have been named in a number of civil lawsuits filed in December 2008 and on various dates in 2009 relating to certain investment funds that invested money with Madoff. Ivy acted as a sub-advisor to the managers of some of those funds. Plaintiffs allege that the funds suffered losses in connection with the Madoff investments. Plaintiffs assert various causes of action including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds.

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of putative class actions and non-class actions brought by numerous plaintiffs, in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation (“Medical Capital”). The actions, filed in late 2009, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. In a separate action, the SEC has alleged that Medical Capital, along with certain of its affiliates and principals, engaged in securities fraud. The court ordered the appointment of a permanent receiver over Medical Capital. The Bank of New York Mellon is not a party to the SEC action.

As previously disclosed, beginning in December 2009, certain governmental authorities requested information or served subpoenas on BNY Mellon, seeking information relating to foreign exchange trades executed in connection with custody services BNY Mellon provides to certain governmental entities and public pension plans. BNY Mellon is cooperating with these inquiries.

BNY Mellon subsidiary Pershing LLC (“Pershing”) has been named as a defendant in more than 80 lawsuits filed in Germany. The plaintiffs are investors who maintained accounts at German broker-dealers. The plaintiffs allege that Pershing, which had a contractual relationship with the broker-dealers through which the broker-dealers executed options transactions on behalf of the broker-dealers’ clients, should be held liable for the tortious acts of the broker-dealers. On March 9, 2010, the German Federal Supreme Court ruled in the plaintiff’s favor

BNY Mellon    89

Notes to Consolidated Financial Statements	(continued)

in one of these cases, and held Pershing liable for a German broker-dealer’s tortious acts. We are currently evaluating the possibility of a further appeal in that case.

Note 18 – Business segments

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

The accounting policies of the business segments are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the segment results.

For additional information on our business segments, see Note 28 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K.

The following consolidating schedules show the contribution of our segments to our overall profitability. Business segments are reported on a continuing operations basis for all periods presented.

90    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

For the quarter ended March 31, 2010
(dollars in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$649 (a)	$146	$795	$798	$358	$271	$225	$1,652	$143	$2,590	(a)
Net interest revenue	-	55	55	210	252	95	176	733	(23)	765
Total revenue	649	201	850	1,008	610	366	401	2,385	120	3,355
Provision for credit losses	-	-	-	-	-	-	-	-	35	35
Noninterest expense	503	145	648	723	324	261	188	1,496	316	2,460
Income before taxes	$146 (a)	$56	$202	$285	$286	$105	$213	$889	$(231)	$860	(a)
Pre-tax operating margin (b)	23%	28%	24%	28%	47%	29%	53%	37%	N/M	26%
Average assets	$25,187	$9,722	$34,909	$59,704	$52,838	$20,338	$26,716	$159,596	$30,012	$224,517	(c)

For the quarter ended Dec. 31, 2009
(dollars in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$680	$151	$831	$816	$410	$264	$222	$1,712	$52	$2,595
Net interest revenue	3	46	49	205	203	90	148	646	29	724
Total revenue	683	197	880	1,021	613	354	370	2,358	81	3,319
Provision for credit losses	-	1	1	-	-	-	-	-	64	65
Noninterest expense	521	149	670	789	338	248	193	1,568	344	2,582
Income before taxes	$162	$47	$209	$232	$275	$106	$177	$790	$(327)	$672
Pre-tax operating margin (b)	24%	24%	24%	23%	45%	30%	48%	34%	N/M	20%
Average assets	$12,859	$9,246	$22,105	$59,980	$52,028	$20,365	$26,275	$158,648	$31,459	$212,212	(c)

For the quarter ended March 31, 2009
(dollars in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$479	$141	$620	$841	$405	$321	$227	$1,794	$(278)	$2,136
Net interest revenue	15	50	65	249	200	82	159	690	20	775
Total revenue	494	191	685	1,090	605	403	386	2,484	(258)	2,911
Provision for credit losses	-	-	-	-	-	-	-	-	59	59
Noninterest expense	453	140	593	717	318	259	195	1,489	198	2,280
Income before taxes	$41	$51	$92	$373	$287	$144	$191	$995	$(515)	$572
Pre-tax operating margin (b)	8%	27%	13%	34%	48%	36%	50%	40%	N/M	20%
Average assets	$12,663	$9,611	$22,274	$65,204	$50,864	$18,600	$28,665	$163,333	$32,146	$217,753	(c)

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated asset management funds of $41 million, net of income attributable to noncontrolling interests of $24 million related to consolidated asset management funds.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, $1,993 million for the fourth quarter of 2009, and $2,366 million for the first quarter of 2009, consolidated average assets were $225,415 million for the first quarter of 2010, $214,205 million for the fourth quarter of 2009, and $220,119 million for the first quarter of 2009.

N/M - Not meaningful.

BNY Mellon    91

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

92    BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our segments; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: expectations with respect to our planned acquisitions, including the timing of the transactions, plans to raise equity and impact on earnings; expectations with respect to subordinated management fees in our asset management funds and the effect of those fees on consolidation under SFAS No. 167; expectations with respect to the implementation of the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision's final rule on capital requirements for assets consolidated under SFAS No. 166 and SFAS No. 167 and the impact on our Tier 1 capital ratio; expectations with respect to the U.K. bonus tax and increased litigation costs; our anticipated second quarter of 2010 tax rate; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to earnings per share; expectations with respect to the restructuring of BNY Mellon’s investment securities portfolio, including the credit rating of securities in the Grantor Trust and net interest revenue; statements with respect to the value of our securities portfolio and our intent to hold securities until maturity; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; trends in the real estate market; descriptions of our allowance for credit losses and loan losses; assumptions in amounts of interest income for loans on nonaccrual status; descriptions of our exposure to support agreements; statements with respect to our liquidity targets, including the effect of reductions in securities servicing; access to capital markets and our shelf registration statement; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent Company; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the proposed FDIC assessments, the Financial Crisis Responsibility Fee, the Restoring American Financial Stability Act of 2009 proposed bill and the implementation of IFRS; the materiality of acquisitions; the timing of our reductions in workforce; amount of dividends bank subsidiaries can pay without regulatory waiver; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “confident” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

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

BNY Mellon    93

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely defendants in or parties to a number of pending and potential legal actions, including actions brought on behalf of various classes of claimants, and regulatory matters. Claims for significant monetary damages are asserted in certain of these actions and proceedings. In regulatory enforcement matters, claims for disgorgement and the imposition of penalties and/or other remedial sanctions are possible. Due to the inherent difficulty of predicting the outcome of such matters, BNY Mellon cannot ascertain what the eventual outcome of these matters will be; however, on the basis of current knowledge and after consultation with legal counsel, we do not believe that judgments or settlements, if any, arising from pending or potential legal actions or regulatory matters, either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage, will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period. BNY Mellon intends to defend itself vigorously against all of the claims asserted in these legal actions.

See the “Legal proceedings” section in Note 17 to the Notes to Consolidated Financial Statements, which portion is incorporated by reference in response to this item.

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, BNY Mellon cannot state with certainty the timing or ultimate resolution of litigations and regulatory matters or the eventual loss, fines, penalties or business impact, if any, associated with each pending matter. In accordance with ASC 450 (formerly SFAS 5), BNY Mellon establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated as is the case in certain of the legal matters described. For these matters and others which are disclosed because an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses which either cannot be estimated or, to the extent a range could possibly be determined, the range would be so imprecise, uncertain or wide as to not be meaningful. BNY Mellon believes that its accruals for legal proceedings are appropriate and in the aggregate are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the first quarter of 2010.

Issuer purchases of equity securities

Share repurchases during first quarter 2010		Average price per share	Total shares repurchased as part of a publicly announced plan
(common shares in thousands)	Total shares repurchased
January 2010	31	$28.06	-
February 2010	131	$28.31	-
March 2010	497	$30.17	-
First quarter 2010	659	$29.70	-
(a)	These shares were purchased at a purchase price of approximately $20 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased under this program in the first quarter of 2010.

At March 31, 2010, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

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

94    BNY Mellon

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

The list of exhibits required to be filed as exhibits to this report are listed on page 97 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon    95

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: May 7, 2010	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

96    BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Provisions of Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended February 9, 2010, effective as of February 9, 2010.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 9, 2010, and incorporated herein by reference.

3.3	Provision of Amended and Restated By-Laws of The Bank of New York Mellon Corporation as amended February 9, 2010, effective July 2, 2010.	Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 9, 2010, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the company as of March 31, 2010. The company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

BNY Mellon    97

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

98    BNY Mellon