Form 10-K/A
period 2009-12-31
Bank of New York Mellon CORP
filed 2010-05-14
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ✓ ]  Yes    [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17CFR §232.405) during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).  [ ✓ ]  Yes    [    ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A:

The Bank of New York Mellon Corporation 2010 Proxy Statement, filed with the SEC on March 15, 2010-Part III, Items 10 and 11

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2010 (the “Original Filing”), is being filed for the purpose of (i) including cross references to the Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which was filed with the SEC on March 15, 2010, in Part III, Items 10 and 11, which cross-references were inadvertently omitted from our Original Filing; and (ii) confirming, pursuant to Item 402(s) of Regulation S-K of the SEC, our conclusion that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

The portions of the Definitive Proxy Statement that are not expressly incorporated by reference into Part III, Items 10 and 11, shall not be deemed incorporated by reference into, and are not part of, this Amendment No. 1.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Items 10 and 11 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

BNY Mellon     i

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

ii     BNY Mellon

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included in our proxy in the following sections: Election of Directors – Information About the Nominees and – Director Qualifications, Board Meetings and Board Committee Information – Audit Committee, – Committees and Committee Charters and – Election of Directors – Nomination Procedures and – Nominees for Election as Directors, Section 16(a) Beneficial Ownership Reporting Compliance and Director Compensation, each of which sections are incorporated herein by reference, and in the “Executive Officers of the Registrant” section below.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of The Bank of New York Mellon Corporation (“BNY Mellon”) and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer), as well as to the directors of BNY Mellon. The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of The Bank of New York Mellon Corporation. The Directors’ Code of Conduct is posted on our website at www. bnymellon.com/governance/directorscodeof conduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any shareholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, NY, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

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

	Age		Year appointed

Robert P. Kelly	56	Chairman and Chief Executive Officer	2007 (1)

Gerald L. Hassell	58	President	2007 (2)

Steven G. Elliott	63	Senior Vice Chairman	2007 (3)

Ronald P. O’Hanley	53	Vice Chairman	2007 (4)

David F. Lamere	49	Vice Chairman	2007 (5)

James P. Palermo	54	Vice Chairman	2007 (6)

Timothy F. Keaney	48	Senior Executive Vice President	2007 (7)

Thomas P. Gibbons	53	Senior Executive Vice President and Chief Financial Officer	2007 (8)

Richard F. Brueckner	60	Senior Executive Vice President	2007 (9)

Brian G. Rogan	52	Senior Executive Vice President and Chief Risk Officer	2007 (10)

Karen B. Peetz	54	Senior Executive Vice President	2007 (11)

Kurt D. Woetzel	55	Senior Executive Vice President	2007 (12)

Carl Krasik	65	Senior Executive Vice President and General Counsel	2007 (13)

Lisa B. Peters	52	Senior Executive Vice President	2007 (14)

Jonathan Little	45	Senior Executive Vice President	2007 (15)

BNY Mellon     1

PART III (continued)

	Age		Year appointed

Arthur Certosimo	54	Senior Executive Vice President	2009 (16)

John A. Park	57	Controller	2008 (17)

(1)	Mr. Kelly also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Kelly served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. since February 2006. From prior to 2004 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation and its predecessor, First Union Corporation.

(2)	Mr. Hassell also serves as the President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2004.

(3)	Mr. Elliott also serves as Senior Vice Chairman of BNY Mellon, N.A. Prior to the merger, Mr. Elliott served as Senior Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(4)	Mr. O’Hanley also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. O’Hanley served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(5)	Mr. Lamere also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Lamere served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(6)	Mr. Palermo also serves as Vice Chairman of BNY Mellon, N.A. and Executive Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2004.

(7)	Mr. Keaney also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

(8)	Mr. Gibbons also serves as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Mellon and Vice President and Chief Financial Officer of BNY Mellon, N.A. Mr. Gibbons also served as Chief Risk Officer of BNY Mellon from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. from September 2006 until June 2007. Prior to the merger, he also served as Senior Executive Vice President of The Bank of New York since April 2005 and as Chief Financial Officer from September 2006 until June 2007. He served as Executive Vice President of The Bank of New York from at least 2004 to 2005. Mr. Gibbons also served as Chief Risk Officer of The Bank of New York Company from at least 2004 to 2006.

(9)	Mr. Brueckner also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since May 2006 and as Chief Executive Officer of Pershing LLC since at least 2004.

(10)	Mr. Rogan also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since November 2005. He served as Executive Vice President from at least 2004 to 2005.

(11)	Ms. Peetz also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006. She served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

2     BNY Mellon

PART III (continued)

(12)	Mr. Woetzel also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2004 to May 2006.

(13)	Mr. Krasik also serves as General Counsel and Assistant Secretary of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Krasik served as General Counsel and Secretary of Mellon Financial Corporation and General Counsel and Assistant Secretary of Mellon Bank, N.A. since July 2006. He served as Associate General Counsel and Secretary of Mellon Financial Corporation and Associate General Counsel and Assistant Secretary of Mellon Bank, N.A. from at least 2004 to July 2006.

(14)	Ms. Peters also serves as Senior Executive Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2004.

(15)	Mr. Little also serves as Senior Vice President of BNY Mellon, N.A. and Vice President of The Bank of New York Mellon. Prior to the merger, Mr. Little served as Senior Vice President of Mellon Bank, N.A., and as President of Mellon International Investment Corporation since at least 2004.

(16)	Mr. Certosimo has served as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A., since March 1, 2009. Mr. Certosimo was an Executive Vice President of the Bank of New York Mellon beginning with our merger and ending in May 2009. Prior to the merger, Mr. Certosimo served as head of Broker Dealer Services and Alternative Investment Services and Executive Vice President of The Bank of New York since at least 2004.

(17)	Mr. Park has served as Executive Vice President since August 2009, and Controller of The Bank of New York Mellon and Controller of BNY Mellon, N.A. since May 2008. Mr. Park served as Managing Director of The Bank of New York Mellon beginning with our merger and ending in May 2008. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the following sections of the 2010 Proxy Statement: Review of Compensation and Incentive Plans to Assure No Unnecessary or Excessive Risks, Director Compensation, Executive Compensation, Compensation Discussion and Analysis, Board Meetings and Board Committee Information — Compensation Committee Interlocks and Insider Participation, and the Report of the Human

Resources and Compensation Committee, which are incorporated herein by reference. The information incorporated herein by reference to the Report of the Human Resources and Compensation Committee is deemed furnished hereunder.

In addition, we have concluded that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on us.

BNY Mellon     3

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The exhibits required for this Amendment No. 1 are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (a)(1) Financial Statements and (c) Other Financial Data. The financial statements and schedules required to be filed in our Annual Report on Form 10-K are included in our Original Filing.

(1) Financial Statements	Page No. in Original Filing

Consolidated Income Statement	91 and 92
Consolidated Balance Sheet	93
Consolidated Statement of Cash Flows	94
Consolidated Statement of Changes in Equity	95 and 96
Notes to Consolidated Financial Statements	97 through 155
Report of Independent Registered Public Accounting Firm	156

(2) Exhibits See (b) below. (b) The exhibits listed on the Index to Exhibits on pages 6 through 26 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c) Other Financial Data	Page No. in Original Filing

Selected Quarterly Data	82

4     BNY Mellon

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation
By:	/s/ John A. Park
John A. Park
Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)
DATED: May 14, 2010

BNY Mellon     5

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Amendment No. 1. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Method of Filing

1.1	Underwriting agreement with Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives for several underwriters, dated May 11, 2009.	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on May 15, 2009, and incorporated herein by reference.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009 and February 9, 2010.	Incorporated by reference to the corresponding exhibit to the Original Filing.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

6     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.1*	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.2*	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.3*	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.4*	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.5*	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.6*	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.7*	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.8*	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.9*	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     7

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	compensation agreements.	Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.10*	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.11*	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(oo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.12*	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.13*	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(f) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.14*	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(jjj) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.15*	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.16*	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(p) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.17*	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to	Previously filed as Exhibit 10(q) to The Bank of New York Company, Inc.’s Annual Report on

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

8     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	executive compensation agreements.	Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.18*	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2004, and incorporated herein by reference.

10.19*	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	Amendment Number 19 dated July 31, 2007 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.21*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.22*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.23*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.24*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.25*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.26*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     9

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	December 8, 1992.	on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.29*	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.30*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.31*	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.32*	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.33*	Amendment dated February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated February 27, 2008, and incorporated herein by reference.

10.34*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.35*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

10     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	Long-Term Incentive Plan.	Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.36*	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.37*	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the period ended December 31, 2006, and incorporated herein by reference.

10.38*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.39*	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.40*	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.41*	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.42*	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.43*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     11

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

incorporated herein by reference.

10.44*	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.45*	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.46*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.47*	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.48*	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.49*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of December 1, 1993.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.50*	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.51*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

12     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.52*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.53*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.54*	Form of April 2, 2007 Restricted Share Unit Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.55*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.56*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.57*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.58*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.59*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.60*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     13

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

incorporated herein by reference.

10.61*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.62*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.63*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.64*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.65*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.66*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.67*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.68*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.69*	Form of Change in Control Severance Agreement between Mellon Financial	Previously filed as Exhibit 10.19 to Mellon Financial Corporation’s Annual Report on Form

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

14     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	Corporation and members of what was previously referred to as the Executive Management Group of Mellon Financial Corporation.	10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.70*	Form of Change in Control Severance Agreement between Mellon Financial Corporation and members of what was previously referred to as the Senior Management Committee of Mellon Financial Corporation.	Previously filed as Exhibit 10.20 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2000, and incorporated herein by reference.

10.71**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.72*	Form of Mellon Financial Corporation, Long-Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 2004, and incorporated herein by reference.

10.73*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.74*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Asset Management Performance Goals.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.75*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Mellon Institutional Asset Management Performance Goals.	Previously filed as Exhibit 99.4 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.76*	Form of Mellon Financial Corporation, Deferred Share Award Agreement (Performance Accelerated Restricted Stock) – Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.77*	Form of Type I Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.8 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     15

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.78*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.79*	Form of Nonqualified Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.80*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 15, 2005, and incorporated herein by reference.

10.81*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.82*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.83*	Form of Type I Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.84*	Form of Restricted Stock Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.85*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.86*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Restricted Stock Agreement dated February 20, 2007.	Previously filed as Exhibit 10.99 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.87*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

16     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.88*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 31, 2006, and incorporated herein by reference.

10.89*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.90*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.91*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Bruce W. Van Saun.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.92*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.93*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.94*	Employee Severance Agreement dated July 11, 2000 with Gerald L. Hassell.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.95*	Service Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.96*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     17

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

herein by reference.

10.97*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of February 1, 2004.	Previously filed as Exhibit 10.16 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2003, and incorporated herein by reference.

10.98*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Steven G. Elliott dated December 22, 2006.	Previously filed as Exhibit 10.52 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.99*	Description regarding amendments entered into on December 22, 2006 by Steven G. Elliott and Mellon Financial Corporation to his Change in Control Severance Agreement, employment agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.100*	Form of Nonqualified Stock Option Agreement – Chief Executive Officer and Senior Vice Chairman of Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.101*	Form of Performance Accelerated Restricted Stock Agreement – Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.102*	Letter Agreement entered into by Mellon Financial Corporation and Ronald P. O’Hanley dated April 19, 2006, accepted April 20, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.103*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

10.104*	Amendment to Change in Control Severance Agreement between Mellon Financial Corporation and Ronald P. O’Hanley dated December 22, 2006.	Previously filed as Exhibit 10.53 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.105*	Description regarding amendments entered into on December 22, 2006 by Ronald P. O’Hanley and Mellon Financial Corporation	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

18     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	to his Change in Control Severance Agreement, employment letter agreement, equity award agreement and related matters.	incorporated herein by reference.

10.106*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously field as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated July 13, 2007, and incorporated herein by reference.

10.107	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.	Previously filed as Exhibit 10(ooo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.108	Master Agreement dated July 16, 2004 between The Bank of New York Company, Inc. and Tennessee Processing Center LLC, Suntrust Equity Funding, LLC.	Previously filed as Exhibit 10(ppp) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.109	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on April 13, 2006, and incorporated herein by reference.

10.110	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.111	Lease dated as of December 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.112	Non-prosecution agreement with the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on November 8, 2005, and incorporated herein by reference.

10.113	Letter from the United States Attorney, Western District of Pennsylvania, dated August 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated August 18, 2006, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     19

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

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

20     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.121*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.122*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.123*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.124*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.125*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.126*	General Release of Thomas A. Renyi, dated July 22, 2008.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.127*	General Release of Bruce Van Saun, dated Aug. 29, 2008.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.128*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Thomas P. Gibbons, dated July 10, 2008, accepted July 16, 2008.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     21

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.129*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.130*	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.131	Letter Agreement, dated October 26, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.132*	Form of Waiver, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.133*	Form of Letter Agreement, executed by each of Messrs. Robert P. Kelly, Gerald L. Hassell, Thomas P. Gibbons, Steven G. Elliott and Ronald P. O’Hanley with the Company.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.134*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated December 18, 2008.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.135*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated December 18, 2008.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.136*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated December 18, 2008.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.137*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated December 18, 2008.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.138*	Amendment to Change in Control Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven	Previously filed as Exhibit 10.160 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

22     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	G. Elliott.	incorporated herein by reference.

10.139*	Amendment to Change in Contract Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.161 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.140*	Amendment to Continuing Terms of Employment Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.162 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.141*	Amendment to Employment Letter Agreement, dated December 12, 2008, between The Bank of New York Mellon Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 10.163 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.142*	Amendment to Letter Agreement relating to Section 409A of the Internal Revenue Code, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.164 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.143*	Amendment to Letter Agreement, dated December 15, 2008, Between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.165 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.144*	Form of Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.166 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.145*	Form of Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.167 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.146*	Amendment to Change in Control Letter Agreement, dated December 11, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.168 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.147*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.148*	Amendment to Change in Control Letter Agreement, dated December 11, 2008,	Previously filed as Exhibit 10.170 to the Company’s Annual Report on Form 10-K (File

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     23

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

	between The Bank of New York Mellon Corporation and Thomas P. Gibbons.	No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.149*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.150*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.151*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.152*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

10.153*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

10.154	Settlement and Release Agreement dated October 21, 2009, by and between The Federal Customs Service of the Russian Federation and The Bank of New York Mellon (English version).	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 23, 2009 and incorporated herein by reference.

10.155*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Torry Berntsen.	Incorporated by reference to the corresponding exhibit to the Original Filing.

10.156*	General Release of Torry Berntsen, dated August 6, 2009.	Incorporated by reference to the corresponding exhibit to the Original Filing.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Incorporated by reference to the corresponding exhibit to the Original Filing.

13.1	All portions of The Bank of New York Mellon Corporation 2009 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

24     BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

21.1	Primary subsidiaries of the Company.	Incorporated by reference to the corresponding exhibit to the Original Filing.

23.1	Consent of KPMG LLP.	Incorporated by reference to the corresponding exhibit to the Original Filing.

24.1	Power of Attorney.	Incorporated by reference to the corresponding exhibit to the Original Filing.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 Filing.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1 Filing.	Filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Original Filing.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.INS	XBRL Instance Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.SCH	XBRL Taxonomy Extension Schema Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

BNY Mellon     25

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Incorporated by reference to the corresponding exhibit to the Original Filing.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan

26     BNY Mellon