Form 10-Q
period 2010-06-30
Bank of New York Mellon CORP
filed 2010-08-06
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010

Common Stock, $0.01 par value	1,214,041,681

THE BANK OF NEW YORK MELLON CORPORATION

SECOND QUARTER 2010 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Second quarter 2010 and subsequent events	5
Highlights of second quarter 2010 results	6
Fee and other revenue	8
Operations of consolidated asset management funds	11
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Business segments review	15
Critical accounting estimates	33
Consolidated balance sheet review	33
Support agreements	42
Liquidity and dividends	42
Capital	45
Trading activities and risk management	47
Foreign exchange and other trading	48
Asset/liability management	49
Off-balance-sheet financial instruments	49
Supplemental information – Explanation of Non-GAAP financial measures	50
Recent accounting and regulatory developments	53
Government monetary policies and competition	56
Website information	57

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	58
Consolidated Balance Sheet (unaudited)	60
Consolidated Statement of Cash Flows (unaudited)	61
Consolidated Statement of Changes in Equity (unaudited)	62
Notes to Consolidated Financial Statements	63

Item 4. Controls and Procedures.	101

Forward-looking Statements.	102

Part II – Other Information

Item 1. Legal Proceedings	103

Item 1A. Risk Factors	103

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	104

Item 6. Exhibits	104

Signature	105

Index to Exhibits	106

BNY Mellon    1

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$658	$559	$176	$1,217	$498
Basic EPS	0.54	0.46	0.15	1.00	0.43
Diluted EPS	0.54	0.46	0.15	1.00	0.43

Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$668	$601	$267	$1,269	$630
Basic EPS from continuing operations	0.55	0.50	0.23	1.04	0.54
Diluted EPS from continuing operations	0.55	0.49	0.23	1.04	0.54

Continuing operations:
Fee and other revenue	$2,571	$2,549	$2,257	$5,120	$4,393
Income of consolidated asset management funds	65	65	-	130	-
Net interest revenue	722	765	700	1,487	1,475

Total revenue	$3,358	$3,379	$2,957	$6,737	$5,868
Return on common equity (annualized) (a)(b)	8.8%	8.2%	4.0%	8.5%	4.9%
Non-GAAP adjusted (b)	9.5%	10.6%	6.6%	10.0%	8.6%
Return on tangible common equity (annualized) –
Non-GAAP (b)	25.8%	25.8%	18.4%	25.7%	23.2%
Non-GAAP adjusted (b)	25.5%	30.2%	24.0%	27.7%	33.3%
Fee and other revenue as a percent of total revenue	77%	75%	76%	76%	75%
Annualized fee revenue per employee (based on average headcount) (in thousands)	$241	$244	$241	$243	$238
Percent of non-U.S. fee and net interest revenue including noncontrolling interests related to consolidated asset management funds	35%	34%	31%	35%	30%
Pre-tax operating margin (b)	30%	26%	17%	28%	18%
Non-GAAP adjusted (b)	32%	34%	31%	33%	32%
Net interest margin (FTE)	1.74%	1.89%	1.80%	1.82%	1.84	% (c)
Assets under management (“AUM”) at period end (in billions)	$1,047	$1,105	$926	$1,047	$926
Assets under custody and administration (“AUC”) at period end (in trillions)	$21.8	$22.4	$20.7	$21.8	$20.7
Equity securities	28%	30%	27%	28%	27%
Fixed income securities	72%	70%	73%	72%	73%
Cross-border assets at period end (in trillions)	$8.3	$8.8	$7.8	$8.3	$7.8
Market value of securities on loan at period end (in billions) (d)	$248	$253	$290	$248	$290
Average common shares and equivalents outstanding (in thousands):
Basic	1,204,557	1,202,533	1,171,081	1,203,554	1,158,649
Diluted	1,208,830	1,206,286	1,174,466	1,207,578	1,160,620

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Capital ratios (e):
Tier 1 capital ratio	13.5%	13.3%	12.5%	13.5%	12.5%
Total (Tier 1 plus Tier 2) capital ratio	17.2%	17.2%	16.0%	17.2%	16.0%
Common shareholders’ equity to total assets ratio (b)	12.9%	13.5%	13.4%	12.9%	13.4%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.3%	6.1%	4.8%	6.3%	4.8%
Tier 1 common equity to risk-weighted assets ratio (b)	11.9%	11.6%	11.1%	11.9%	11.1%
Return on average assets (annualized) (a)	1.17%	1.09%	0.52%	1.13%	0.60%

Selected average balances:
Interest-earning assets	$167,119	$163,429	$157,265	$165,285	$162,318 (f)
Assets of operations	$216,801	$212,685	$208,533	$214,755	$214,294
Total assets	$228,841	$225,415	$208,533	$227,138	$214,294
Interest-bearing deposits	$99,963	$101,034	$98,896	$100,496	$100,430 (f)
Noninterest-bearing deposits	$34,628	$33,330	$32,852	$33,983	$37,924 (f)
Total The Bank of New York Mellon Corporation shareholders’ equity	$30,434	$29,715	$28,934	$30,076	$28,458

Other information at period end:
Employees	42,700	42,300	41,800	42,700	41,800
Cash dividends per common share	$0.09	$0.09	$0.09	$0.18	$0.33
Dividend yield (annualized)	1.5%	1.2%	1.2%	1.5%	2.3%
Closing common stock price per common share	$24.69	$30.88	$29.31	$24.69	$29.31
Market capitalization	$29,975	$37,456	$35,255	$29,975	$35,255
Book value per common share (b)	$25.04	$24.47	$22.68	$25.04	$22.68
Tangible book value per common share – Non-GAAP (b)	$9.33	$8.69	$6.60	$9.33	$6.60
Common shares outstanding (in thousands)	1,214,042	1,212,941	1,202,828	1,214,042	1,202,828

(a)	Return on common equity on a net income basis was 8.7% for the second quarter of 2010, 7.6% for the first quarter of 2010, 2.7% for the second quarter of 2009, 8.2% for the first six months of 2010 and 3.9% for the first six months of 2009. Return on average assets on a net income basis was 1.15% for the second quarter of 2010, 1.01% for the first quarter of 2010, 0.34% for the second quarter of 2009, 1.08% for the first six months of 2010 and 0.47% for the first six months of 2009. Return on average assets was calculated on a continuing operations basis even though the prior period balance sheets, in accordance with GAAP, have not been restated for discontinued operations.
(b)	See Supplemental Information beginning on page 50 for a calculation of these ratios.
(c)	Calculated on a continuing operations basis, even though the prior period balance sheet in accordance with GAAP has not been restated for discontinued operations.
(d)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.
(e)	Includes discontinued operations.
(f)	Excludes the impact of discontinued operations.

BNY Mellon    3

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

Certain business terms used in this document are defined in the glossary included in our 2009 Annual Report on

Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled “Forward-looking Statements.”

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a description of discontinued operations, see Note 4 to the Notes to Consolidated Financial Statements.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2010, we adopted ASU 2009-16, “Accounting for Transfers of Financial Assets” and ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” For a discussion of ASU 2009-16 and ASU 2009-17, see Notes 2 and 13 in the Notes to Consolidated Financial Statements.

Overview

BNY Mellon is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets, operating in 36 countries and serving more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At June 30, 2010, we had $21.8 trillion in assets under custody and administration and $1.0 trillion in assets under management, serviced $11.6 trillion in outstanding debt and, on average, we process $1.5 trillion of global payments per day. BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK).

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

4    BNY Mellon

Second quarter 2010 and subsequent events

Equity offering and forward sale agreement

In June 2010, BNY Mellon priced 25.9 million common shares in an underwritten public offering, at $27.00 per common share, for a total of $700 million. In connection with this offering, BNY Mellon entered into a forward sale agreement with a forward purchaser, who borrowed and sold to the public through the underwriters shares of the Company’s common stock. The Company will not receive any proceeds from the sale of its common stock until settlement of the forward sale agreement, which is expected to occur in the third quarter of 2010. The Company intends to use any proceeds that it receives upon settlement of the forward sale agreement to fund the acquisition of Global Investment Servicing, Inc. or for general corporate purposes.

Acquisition of Global Investment Servicing, Inc.

On July 1, 2010, BNY Mellon acquired Global Investment Servicing, Inc. (“GIS”) for cash of $2.31 billion. GIS provides a comprehensive suite of products which includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. GIS is based in Wilmington, Delaware and has approximately 4,500 employees in locations across the U.S. and Europe.

At June 30, 2010, GIS had approximately $719 billion in assets under administration, including $449 billion in assets under custody. GIS will be included in the Institutional Services sector for reporting purposes. The transaction is expected to be accretive to earnings in 2010.

Approximately $3.9 billion of deposits related to GIS are expected to transition to BNY Mellon over the next eighteen months. Beginning in the third quarter of 2010 and until the transition is complete, we will receive net economic value payments for these deposits.

Acquisition of BHF Asset Servicing GmbH

On Aug. 2, 2010, BNY Mellon completed the acquisition of BHF Asset Servicing GmbH (“BAS”) for cash of EUR253 million (US$330 million). This transaction included the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate.

BAS and FSKAG will become part of BNY Mellon’s Asset Servicing segment. The combined business offers a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany with EUR569 billion (US$744 billion) in assets under custody and administration and depotbanking volume of EUR122 billion (US$159 billion). The transaction is expected to be accretive to earnings in 2010.

Asset Management joint venture in Shanghai

In July 2010, the China Securities Regulatory Commission authorized BNY Mellon and Western Securities to establish a joint venture fund management company in China. The new company, BNY Mellon Western Fund Management Company Limited, will be owned by BNY Mellon (49%) and Western Securities (51%).

BNY Mellon Western Fund Management will initially manage domestic Chinese securities in a range of local retail fund products. BNY Mellon Western Fund Management will also focus on leveraging distribution within the Chinese banking and securities sectors.

Agreement to acquire I(3) Advisors

On June 18, 2010, BNY Mellon announced an agreement to acquire I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.5 billion in assets under advisement. This will be BNY Mellon’s first wealth management acquisition in Canada, and is another step in the international expansion of our wealth management business. The combined business will offer clients broader global asset management opportunities, increased access to alternative investment opportunities, enhanced technology and reporting capabilities and expanded banking and wealth planning services. The transaction is expected to close in the third quarter of 2010, subject to regulatory approvals.

Asset Management license in Korea

In June 2010, BNY Mellon received approval from Korea’s Financial Services Commission for a

BNY Mellon    5

Discretionary Investment Management (“DIM”) license. The DIM license allows BNY Mellon to contract for discretionary investment management services with local financial institutions and professional investors.

Creation of a Futures and Derivates Clearing Company

In June 2010, BNY Mellon Clearing, LLC (“BNY Mellon Clearing”), our wholly-owned subsidiary, became a futures commission merchant registered with the Commodity Futures Trading Commission and a member of the National Futures Association. BNY Mellon Clearing will clear futures and derivatives trades on behalf of institutional clients as well as BNY Mellon’s internal derivatives clearing activity. We anticipate that BNY Mellon Clearing will become a clearing member on major exchanges and central clearinghouses on a global basis to support clients’ trading activities.

Highlights of second quarter 2010 results

We reported income from continuing operations applicable to the common shareholders of BNY Mellon of $668 million, or $0.55 per diluted common share, in the second quarter of 2010 compared with $601 million, or $0.49 per diluted common share, in the first quarter of 2010 and $267 million, or $0.23 per diluted common share, in the second quarter of 2009.

Net income applicable to common shareholders, including discontinued operations, totaled $658 million, or $0.54 per diluted common share, in the second quarter of 2010, compared with $559 million, or $0.46 per diluted common share, in the first quarter of 2010 and $176 million, or $0.15 per diluted common share, in the second quarter of 2009.

Highlights for the second quarter of 2010 include:

•

Assets under custody and administration (“AUC”) totaled $21.8 trillion at June 30, 2010 compared with $20.7 trillion at June 30, 2009 and $22.4 trillion at March 31, 2010. The year-over-year increase reflects higher market values and net new business. The sequential decrease primarily reflects lower market value. (See the Institutional Services sector on page 25).

•	Assets under management (“AUM”), excluding securities lending assets, totaled $1.0 trillion at June 30, 2010 compared with $926 billion at

June 30, 2009 and $1.1 trillion at March 31, 2010. The year-over-year increase was primarily due to the acquisition of Insight Investment Management (“Insight”) in the fourth quarter of 2009. The sequential decrease primarily reflects lower market values. (See the Asset and Wealth Management sector on page 20).

•

Securities servicing revenue totaled $1.267 billion in the second quarter of 2010 compared with $1.293 billion in the second quarter of 2009. An increase in asset servicing revenue, excluding securities lending fee revenue, was partially offset by lower issuer and clearing services revenue, which were negatively impacted by lower money market distribution fees. (See the Institutional Services sector on page 25).

•

Securities lending fee revenue totaled $46 million in the second quarter of 2010 compared with $97 million in the prior year period. The decrease reflects narrower spreads and lower loan balances. Securities lending assets totaled $248 billion at June 30, 2010 compared with $253 billion at March 31, 2010 and $290 billion at June 30, 2009. (See the Institutional Services sector on page 25).

•

Asset and wealth management fees, including performance fees, totaled $676 million in the second quarter of 2010 compared with $637 million in the second quarter of 2009. The increase reflects improved market values, the Insight acquisition in the fourth quarter of 2009, and the impact of new business, partially offset by higher fee waivers and a reduction in fees due to money market outflows. (See the Asset Management and Wealth Management segments beginning on page 21).

•

Foreign exchange and other trading activities revenue totaled $220 million in the second quarter of 2010 compared with $237 million in the second quarter of 2009. The decrease primarily reflects credit valuation adjustments (“CVA”) on derivatives due to widening spreads and lower fixed income trading revenue, partially offset by improvement in the credit derivative portfolio which was impacted by tighter credit spreads in the second quarter of 2009 and increased volatility in the foreign currency markets. (See Fee and other revenue beginning on page 8).

•

Investment income and other revenue totaled $145 million in the second quarter of 2010 compared with $53 million in the second quarter of 2009. The increase reflects positive foreign currency translations and lease residual gains, partially offset by lower seed capital revenue. (See Fee and other revenue beginning on page 8).

6    BNY Mellon

•

Net interest revenue totaled $722 million in the second quarter of 2010 compared with $700 million in the second quarter of 2009. The increase reflects a higher yield on the restructured investment securities portfolio and a higher level of average interest-earning assets, partially offset by narrowing spreads and a reduction in the duration of placements. The net interest margin (FTE) for the second quarter of 2010 was 1.74% compared with 1.80% in the second quarter of 2009. (See Net interest revenue beginning on page 11).

•

The provision for credit losses was $20 million in the second quarter of 2010 compared with $61 million in the second quarter of 2009. The decrease in the provision primarily reflects a decrease in higher risk-rated loans and nonperforming loans. (See Asset quality and allowance for credit losses beginning on page 38).

•

Noninterest expense totaled $2.3 billion in the second quarter of 2010 compared with $2.4 billion in the second quarter of 2009. The decrease was primarily driven by the FDIC special assessment recorded in the second quarter of 2009 and lower merger and integration (“M&I”) expenses, partially offset by the impact of the Insight acquisition and higher incentive expenses. (See Noninterest expense beginning on page 14).

•

Unrealized net of tax gains on our total investment securities portfolio were $114 million at June 30, 2010 compared with an unrealized net of tax loss of $191 million at March 31, 2010. The improvement in the valuation of the investment securities portfolio was due to tightening credit spreads and a decline in interest rates. (See Consolidated balance sheet review beginning on page 33).

•

The Tier 1 capital ratio was 13.5% at June 30, 2010 compared with 13.3% at March 31, 2010. The increase reflects earnings retention, partially offset by higher risk-weighted assets. (See Capital beginning on page 45).

•

Nonperforming assets totaled $406 million at June 30, 2010, a decrease of $53 million, or 12%, compared with March 31, 2010, primarily due to repayments. (See Asset quality and allowance for credit losses beginning on page 38).

BNY Mellon    7

Fee and other revenue

Fee and other revenue						2Q10 vs.		Year-to-date			YTD10 vs. YTD09
(dollars in millions, unless otherwise noted)	2Q10		1Q10		2Q09	2Q09	1Q10	2010		2009
Securities servicing fees:
Asset servicing	$622		$608		$574	8%	2%	$1,230		$1,093	13%
Securities lending revenue	46		29		97	(53)	59	75		187	(60)
Issuer services	354		333		372	(5)	6	687		736	(7)
Clearing services	245		230		250	(2)	7	475		503	(6)
Total securities servicing fees	1,267		1,200		1,293	(2)	6	2,467		2,519	(2)
Asset and wealth management fees	676		678		637	6	-	1,354		1,253	8
Foreign exchange and other trading activities	220		262		237	(7)	(16)	482		544	(11)
Treasury services	125		131		132	(5)	(5)	256		257	-
Distribution and servicing	77		76		107	(28)	1	153		218	(30)
Financing-related fees	48		50		54	(11)	(4)	98		102	(4)
Investment income	72		108		44	64	(33)	180		27	N/M
Other	73		37		9	N/M	N/M	110		24	N/M
Total fee revenue – GAAP	$2,558		$2,542		$2,513	2%	1%	$5,100		$4,944	3%
Income of consolidated asset management funds, net of noncontrolling interests	32	(a)	41	(a)	-	N/M	(22)	73	(a)	-	N/M
Total fee revenue – Non-GAAP	$2,590		$2,583		$2,513	3%	-%	$5,173		$4,944	5%
Net securities gains (losses)	13		7		(256)	N/M	N/M	20		(551)	N/M
Total fee and other revenue – Non-GAAP (b)	$2,603		$2,590		$2,257	15%	1%	$5,193		$4,393	18%
Fee and other revenue as a percent of total revenue	77%		75%		76%			76%		75%

Market value of AUM at period end (in billions)	$1,047		$1,105		$926	13%	(5)%	$1,047		$926	13%
Market value of AUC and administration at period end (in trillions)	$21.8		$22.4		$20.7	6%	(2)%	$21.8		$20.7	6%

(a)	As a result of adopting ASC 810 at March 31, 2010, we were required to segregate income from consolidated asset management funds of $65 million in the second quarter of 2010, $65 million in the first quarter of 2010 and $130 million in the first six months of 2010, and net income attributable to noncontrolling interests of $33 million, $24 million and $57 million, respectively, on the income statement. Prior to the adoption of ASC 810, the net of these income statement line items of $32 million in the second quarter of 2010, $41 million in the first quarter of 2010, and $73 million in the first six months of 2010, respectively, was included in asset and wealth management fees ($29 million, $25 million and $54 million, respectively) and investment income ($3 million, $16 million and $19 million, respectively).
(b)	Total fee and other revenue on a GAAP basis was $2,571 million for the second quarter of 2010, $2,549 million for the first quarter of 2010, $2,257 million for the second quarter of 2009, $5,120 million for the first six months of 2010 and $4,393 million for the first six months of 2009.
N/M	– Not meaningful.

Fee revenue

The results of many of our businesses are influenced by client and market activities that vary by quarter.

Fee revenue increased 2% versus the year-ago quarter primarily due to increases in asset servicing revenue, asset and wealth management fees and other revenue, partially offset by decreases in securities lending revenue and foreign exchange and other trading activities. Sequentially, fee revenue increased 1% (unannualized) reflecting higher securities servicing fees and other revenue partially offset by lower foreign exchange and other trading revenue and investment income.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the second quarter of 2009 and first quarter of 2010:

•	Asset servicing fees – Year-over-year results reflect higher market values and new business. The increase sequentially primarily reflects new business and higher transaction volumes.
•	Securities lending revenue – The decrease year-over-year reflects narrower spreads and lower loan balances while the sequential increase reflects seasonality.
•	Issuer services fees – The decrease year-over-year reflects lower Corporate Trust fee revenue resulting from decreased activity in the global debt markets and lower money market related

8    BNY Mellon

distribution fees, partially offset by higher Depositary Receipts revenue reflecting higher issuance and service fees. The sequential increase resulted from seasonality in Depositary Receipts and Shareowner Services, partially offset by lower Corporate Trust fee revenue.

•	Clearing services fees – Year-over-year results reflect lower money market related distribution fees. The sequential increase reflects higher transaction fee volumes and higher money market fund fees.

See the “Institutional Services sector” in “Business segments review” for additional details.

Asset and wealth management fees

Asset and wealth management fees increased 6% year-over-year and were unchanged sequentially. Excluding performance fees and income from consolidated asset management funds, net of noncontrolling interests, asset and wealth management fees increased 12% compared with the second quarter of 2009 and decreased 1% (unannualized) sequentially. The year-over-year increase reflects improved market values, the Insight acquisition and the impact of new business, partially offset by higher fee waivers and a reduction in fees due to money market outflows. Sequentially, the impact of new business was more than offset by lower market values.

Total AUM for the Asset and Wealth Management sector were $1.0 trillion at June 30, 2010 compared with $1.1 trillion at March 31, 2010 and $926 billion at June 30, 2009. The increase compared with June 30, 2009 was primarily due to the Insight acquisition in the fourth quarter of 2009. The sequential decrease primarily reflects lower market values. The S&P 500 Index was 1031 at June 30, 2010 compared with 1169 at March 31, 2010 (a 12% decrease) and 919 at June 30, 2009 (a 12% increase).

See the “Asset and Wealth Management sector” in “Business segments review” for additional details regarding the drivers of asset and wealth management fees.

Foreign exchange and other trading activities

Foreign exchange and other trading activities revenue, which is primarily reported in the Asset Servicing segment, was $220 million in the second quarter of 2010, a decrease of 7% compared with the second quarter of 2009, and a decrease of 16%

(unannualized) compared with the first quarter of 2010. In the second quarter of 2010, foreign exchange revenue totaled $244 million, an increase of 39% sequentially, driven by increased volatility. The negative other trading revenue of $24 million in the second quarter of 2010 primarily related to credit valuation adjustments (“CVA”) on derivatives due to widening spreads and lower fixed income trading revenue.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services segment, include fees related to funds transfer, cash management and liquidity management. Treasury services fees decreased $7 million compared with the second quarter of 2009 and $6 million compared with the first quarter of 2010. The decreases compared with both prior periods primarily resulted from lower volumes.

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

Distribution and servicing fee revenue decreased $30 million compared with the second quarter of 2009 and increased $1 million compared with the first quarter of 2010. The year-over-year decrease primarily reflects lower money market related fees. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services segment, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased $6 million compared with the second quarter of 2009 and $2 million sequentially. The decreases were driven by lower capital markets fees.

BNY Mellon    9

Investment income

Investment income				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Corporate/bank-owned life insurance	$37	$36	$31	$73	$72
Lease residual gains	14	52	(10)	66	16
Equity investment income (loss)	20	12	13	32	(41)
Private equity gains (losses)	6	5	(9)	11	(29)
Seed capital gains (losses)	(5)	3	19	(2)	9
Total investment income	$72	$108	$44	$180	$27

Investment income, which is primarily reported in the Other and Asset Management segments, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income (loss). The increase, compared with the second quarter of 2009, primarily reflects higher lease residual and private equity investment gains partially offset by lower seed capital revenue. The decrease, compared to the first quarter of 2010, primarily reflects lower lease residual gains.

Other revenue

Other revenue				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Expense reimbursements from joint ventures	$8	$10	$7	$18	$15
Asset-related gains	3	3	16	6	22
Other income (loss)	62	24	(14)	86	(13)
Total other revenue	$73	$37	$9	$110	$24

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

Total other revenue increased in the second quarter of 2010 compared with the second quarter of 2009 and the first quarter of 2010 primarily due to positive foreign currency translations.

Net investment securities gains (losses)

Net securities gains totaled $13 million in the second quarter of 2010, compared with net losses of $256 million in the second quarter of 2009 and net gains of $7 million in the first quarter of 2010.

The following table details investment securities gains (losses) by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net securities gains (losses)				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Alt-A RMBS	$(6)	$(7)	$(114)	$(13)	$(239)
Prime RMBS	-	-	(9)	-	(12)
Home equity lines of credit	-	-	(4)	-	(22)
European floating rate notes	-	-	(66)	-	(70)
Credit cards	-	-	(26)	-	(28)
Other	19	14	(37)	33	(180)
Net securities gains (losses)	$13	$7	$(256)	$20	$(551)

Year-to-date 2010 compared with year-to-date 2009

Fee and other revenue for the first six months of 2010 totaled $5.2 billion compared with $4.4 billion in the first six months of 2009. The increase primarily reflects net securities losses reported in 2009, as well as increased investment income, asset servicing fees, asset and wealth management fees and other revenue during the first six months of 2010 offset in part by lower securities lending revenue, distribution and servicing fees, foreign exchange and other trading revenue and issuer and clearing services fees during the first six months of 2010.

Net securities gains were $20 million for the first six months of 2010 compared with a net loss of $551 million for the first six months of 2009. The net securities losses in 2009 primarily resulted from deterioration in the credit quality of residential mortgage-backed securities. The increase in asset servicing fees reflects higher market values and net new business during the first six months of 2010. The increase in asset and wealth management fees in the first six months of 2010 reflects improved equity values, the Insight acquisition and the impact of long-term inflows, partially offset by a reduction in fees due to money market outflows and higher fee waivers. The decrease in securities lending revenue in the first six months of 2010 primarily reflects narrower spreads and lower loan balances. The decrease in foreign exchange and other trading revenue in the first six months of 2010 was driven by the CVA on derivatives due to widening credit spreads and lower fixed income trading revenue. The decrease in issuer and clearing services fees in the first six months of 2010 primarily reflects lower money market related distribution fees.

10    BNY Mellon

Operations of consolidated asset management funds

On Jan. 1, 2010, we adopted ASC 810. See Notes 2 and 13 in the Notes to Consolidated Financial Statements for additional information. Adoption of this new standard resulted in an increase in consolidated total assets on our balance sheet at June 30, 2010 of $13.4 billion, or an increase of approximately 6% from Dec. 31, 2009.

We also separately disclosed the following on the income statement.

Income from consolidated asset management funds, net of noncontrolling interests				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Operations of consolidated asset management funds	$65	$65	$-	$130	$-
Noncontrolling interest of consolidated asset management funds	33	24	-	57	-
Income from consolidated asset management funds, net of noncontrolling interests	$32	$41	$-	$73	$-

These line items were previously disclosed on the income statement as:

				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Asset and wealth management revenue	$29	$25	$-	$54	$-
Investment income	3	16	-	19	-
Total	$32	$41	$-	$73	$-

Net interest revenue

Net interest revenue				2Q10 vs.				Year-to-date			YTD10 vs. YTD09
(dollars in millions)	2Q10	1Q10	2Q09	2Q09		1Q10		2010	2009
Net interest revenue (non-FTE)	$722	$765	$700	3%		(6)%		$1,487	$1,475		1%
Tax equivalent adjustment	5	5	4	N/M		N/M		10	8		N/M
Net interest revenue (FTE) – Non-GAAP	$727	$770	$704	3%		(6)%		$1,497	$1,483		1%
Average interest-earning assets	$167,119	$163,429	$157,265	6%		2%		$165,285	$162,318	(a)	2%
Net interest margin (FTE)	1.74%	1.89%	1.80%	(6	)bps	(15	)bps	1.82%	1.84	%(b)	(2	)bps
(a)	Excludes the impact of discontinued operations.
(b)	Calculated on a continuing operations basis, even though the prior period balance sheet, in accordance with GAAP has not been restated for discontinued operations.
N/M	- Not meaningful.
bps	- basis points.

Net interest revenue on an FTE basis totaled $727 million in the second quarter of 2010 compared with $704 million in the second quarter of 2009 and $770 million in the first quarter of 2010.

The increase in net interest revenue compared with the second quarter of 2009 principally reflects a higher yield on the restructured investment securities portfolio and a higher level of average interest-earning assets, partially offset by narrowing spreads and a reduction in the duration of placements. The decrease in net interest revenue compared with the first quarter of 2010 primarily reflects our credit strategy to reduce targeted loan exposure, as well as reducing the duration of placements, partially offset by a higher level of average interest-earning assets.

The net interest margin was 1.74% in the second quarter of 2010 compared with 1.80% in the second quarter of 2009 and 1.89% in the first quarter of 2010. The decrease compared with the second quarter of 2009 reflects a higher yield on the restructured investment securities portfolio which was more than offset by narrowing spreads and our credit strategy to reduce targeted loan exposure, as well as a reduction in the duration of placements. The sequential decrease reflects our credit strategy to reduce targeted loan exposure as well as reducing the duration of placements.

Year-to-date 2010 compared with year-to-date 2009

Net interest revenue on an FTE basis totaled $1.5 billion in the first six months of 2010, an increase of 1% compared with the first six months of 2009. The increase primarily reflects the higher yield on the restructured investment securities portfolio and higher hedging gains, partially offset by narrowing

BNY Mellon    11

spreads and a reduction in the duration of placements. The net interest margin was 1.82% in the first six months of 2010, compared with 1.84% in the first six months of 2009. Lower spreads more than offset the higher yield on the restructured investment securities portfolio.

Average balances and interest rates

Average balances and interest rates (a)	Quarter ended
	June 30, 2010		March 31, 2010		June 30, 2009
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$50,741	1.01%	$55,800	1.03%	$56,917	1.18%
Interest-bearing deposits held at the Federal Reserve and other central banks	18,280	0.34	12,129	0.33	6,338	0.37
Federal funds sold and securities under resale agreements	4,652	0.66	3,859	0.71	2,899	1.29
Margin loans	5,786	1.49	5,241	1.49	4,134	1.62
Non-margin loans:
Domestic offices	20,750	2.89	19,510	3.12	20,740	3.18
Foreign offices	10,128	1.53	9,463	1.62	12,155	2.21

Total non-margin loans	30,878	2.45	28,973	2.63	32,895	2.82
Securities:
U.S. government obligations	6,162	1.46	6,600	1.40	1,679	1.67
U.S. government agency obligations	19,629	3.48	19,429	3.58	14,748	3.74
State and political subdivisions	638	6.56	670	6.37	710	6.92
Other securities	27,601	4.14	28,653	4.20	34,766	2.85
Trading securities	2,752	2.62	2,075	2.49	2,179	2.50

Total securities	56,782	3.58	57,427	3.63	54,082	3.10

Total interest-earning assets	167,119	2.08%	163,429	2.18%	157,265	2.16%
Allowance for loan losses	(517)		(502)		(426)
Cash and due from banks	3,673		3,514		3,412
Other assets	46,266		45,346		45,975
Assets of discontinued operations	260		898		2,307
Assets of consolidated asset management funds	12,040		12,730		-
Total assets	$228,841		$225,415		$208,533
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$24,279	0.10%	$21,741	0.09%	$19,037	0.10%
Savings	1,389	0.27	1,372	0.27	1,070	0.44
Certificates of deposit of $100,000 & over	332	0.16	648	0.25	942	1.00
Other time deposits	5,902	0.26	5,224	0.30	4,190	0.48
Foreign offices	68,061	0.19	72,049	0.16	73,657	0.14

Total interest-bearing deposits	99,963	0.17	101,034	0.16	98,896	0.16
Federal funds purchased and securities sold under repurchase agreements	4,441	0.19	3,697	0.07	2,485	(0.46)
Other borrowed funds	4,223	2.08	2,805	1.97	2,756	1.04
Payables to customers and broker-dealers	6,596	0.09	6,372	0.08	4,901	0.13
Long-term debt	16,462	1.75	16,808	1.50	16,793	2.35

Total interest-bearing liabilities	131,685	0.43%	130,716	0.36%	125,831	0.46%
Total noninterest-bearing deposits	34,628		33,330		32,852
Other liabilities	20,042		18,420		18,578
Liabilities of discontinued operations	260		898		2,307
Liabilities and obligations of consolidated asset management funds	11,046		11,540		-
Total liabilities	197,661		194,904		179,568
Total BNY Mellon shareholders’ equity	30,434		29,715		28,934
Noncontrolling interest	58		26		31
Noncontrolling interests of consolidated asset management funds	688		770		-
Total equity	31,180		30,511		28,965
Total liabilities and equity	$228,841		$225,415		$208,533
Net interest margin – Taxable equivalent basis		1.74%		1.89%		1.80%
(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Average balances and interest rates (a)	Six months ended
	June 30, 2010		June 30, 2009
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$53,256	1.02%	$56,711	1.37%
Interest-bearing deposits held at the Federal Reserve and other central banks	15,222	0.33	14,719	0.37
Other short-term investments – U.S. government-backed commercial paper	-	-	631	3.15
Federal funds sold and securities under resale agreements	4,258	0.68	2,606	1.08
Margin loans	5,515	1.49	4,177	1.62
Non-margin loans:
Domestic offices	20,134	3.02	21,183	3.04
Foreign offices	9,797	1.58	12,629	2.39

Total non-margin loans	29,931	2.54	33,812	2.80
Securities:
U.S. government obligations	6,380	1.43	1,236	1.93
U.S. government agency obligations	19,530	3.53	13,413	3.74
State and political subdivisions	654	6.49	738	6.81
Other securities	28,124	4.17	32,320	3.59
Trading securities	2,415	2.57	1,955	2.66

Total securities	57,103	3.60	49,662	3.61

Total interest-earning assets	165,285	2.13%	162,318	2.27%
Allowance for loan losses	(509)		(402)
Cash and due from banks	3,594		4,114
Other assets	45,808		45,928
Assets of discontinued operations	577		2,336
Assets of consolidated asset management funds	12,383		-
Total assets	$227,138		$214,294
Liabilities and equity
Interest-bearing liabilities:
Money market rate accounts	$23,017	0.10%	$18,802	0.10%
Savings	1,380	0.27	1,117	0.53
Certificates of deposit of $100,000 & over	489	0.22	1,208	1.07
Other time deposits	5,566	0.28	4,878	0.52
Foreign offices	70,044	0.18	74,425	0.23

Total interest-bearing deposits	100,496	0.16	100,430	0.23
Federal funds purchased and securities sold under repurchase agreements	4,071	0.14	2,164	(0.23)
Other borrowed funds	3,518	2.03	3,268	1.34
Borrowings from Federal Reserve related to asset-backed commercial paper	-	-	631	2.25
Payables to customers and broker-dealers	6,485	0.08	4,352	0.16
Long-term debt	16,634	1.63	16,147	2.52

Total interest-bearing liabilities	131,204	0.39%	126,992	0.55%
Total noninterest-bearing deposits	33,983		37,924
Other liabilities	19,236		18,551
Liabilities of discontinued operations	577		2,336
Liabilities and obligations of consolidated asset management funds	11,291		-
Total liabilities	196,291		185,803
Total BNY Mellon shareholders’ equity	30,076		28,458
Noncontrolling interest	42		33
Noncontrolling interests of consolidated asset management funds	729		-
Total equity	30,847		28,491
Total liabilities and equity	$227,138		$214,294
Net interest margin – Taxable equivalent basis		1.82%		1.84%

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    13

Noninterest expense

Noninterest expense (dollars in millions)					2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q10	1Q10	2Q09		2Q09	1Q10	2010	2009
Staff:
Compensation	$763	$753	$740		3%	1%	$1,516	$1,472	3%
Incentives	272	284	241		13	(4)	556	488	14
Employee benefits	199	183	172		16	9	382	362	6
Total staff	1,234	1,220	1,153		7	1	2,454	2,322	6
Professional, legal and other purchased services	256	241	237		8	6	497	474	5
Net occupancy	143	137	142		1	4	280	281	-
Distribution and servicing	106	109	106		-	(3)	215	213	1
Software	91	94	93		(2)	(3)	185	174	6
Furniture and equipment	71	75	76		(7)	(5)	146	153	(5)
Sub-custodian	65	52	60		8	25	117	99	18
Business development	68	52	49		39	31	120	93	29
Other	201	186	233		(14)	8	387	435	(11)
Subtotal	2,235	2,166	2,149		4	3	4,401	4,244	4
Special litigation reserves	N/A	164	N/A		N/M	N/M	164	N/A	N/M
FDIC special assessment	-	-	61		N/M	-	-	61	N/M
Amortization of intangible assets	98	97	108		(9)	1	195	215	(9)
Restructuring charges	(15)	7	6		N/M	N/M	(8)	16	N/M
M&I expenses	14	26	59		(76)	(46)	40	127	(69)
Total noninterest expense	$2,332	$2,460	$2,383		(2)%	(5)%	$4,792	$4,663	3%
Total staff expense as a percent of total revenue	37%	36%	39	% (a)			36%	40%
Employees at period end	42,700	42,300	41,800		2%	1%	42,700	41,800	2%

(a)	Total staff expense as a percentage of total revenue excluding net securities gains (losses) was 36% in the second quarter of 2009.
N/A	– Not applicable.
N/M	– Not meaningful.

Total noninterest expense decreased $51 million compared with the second quarter of 2009 and $128 million compared with the first quarter of 2010. Results for the second quarter of 2009 include the FDIC special assessment. Results for the first quarter of 2010 include a charge for special litigation reserves. Excluding special litigation reserves, the FDIC special assessment, intangible amortization, restructuring charges and M&I expense, noninterest expense increased $86 million year-over-year and $69 million sequentially. The year-over-year increase was driven by the impact of the Insight acquisition, as well as higher incentive expense and business development activity. The sequential increase primarily reflects higher support agreement charges, the impact of the annual merit increase, the U.K. bonus tax and higher business development activity.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 55% of total noninterest expense, excluding special litigation reserves, FDIC special assessment, amortization of intangible assets, restructuring charges and M&I expenses.

The increase in staff expense compared with the second quarter of 2009 reflects the impact of the Insight acquisition and higher incentives primarily in the Asset Management segment. The sequential increase in staff expense reflects the annual merit increase which was effective in the second quarter of 2010. Both increases also include the U.K. bonus tax that was recorded in the second quarter of 2010.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding special litigation reserves, FDIC special assessment, amortization of intangible assets, restructuring charges and M&I expenses, totaled $1.0 billion in the second quarter of 2010 compared with $996 million in the second

14    BNY Mellon

quarter of 2009 and $946 million in the first quarter of 2010. The increase compared with the second quarter of 2009 primarily reflects the impact of the Insight acquisition and higher business development activity, higher professional, legal and other purchased services, partially offset by lower other expense. The increase compared with the first quarter of 2010 reflects higher support agreement charges resulting from a quarterly change in the market value of Lehman securities, higher professional, legal and other purchased services and higher business development activity.

Given the severity of the economic downturn, the financial services industry has seen an increase in the level of legal activity. As a result, we anticipate litigation costs for the remainder of 2010 to exceed historic trend levels. For additional information on litigation matters, see Note 18 of the Notes to Consolidated Financial Statements.

For additional information on restructuring charges, see Note 11 of the Notes to Consolidated Financial Statements.

In the second quarter of 2010, we incurred $14 million of M&I expenses primarily related to the mergers with Mellon Financial Corporation and the integration of Global Investment Servicing.

Year-to-date 2010 compared with year-to-date 2009

Noninterest expense in the first six months of 2010 increased $129 million, or 3%, compared with the first six months of 2009. The increase primarily reflects the special litigation reserves, the impact of the Insight acquisition, higher incentives, professional, legal and other purchased services and business development activity, partially offset by the FDIC special assessment in the second quarter of 2009, as well as lower M&I expenses and a recovery of restructuring charges.

Income taxes

The effective tax rate on a continuing operations basis for the second quarter of 2010 was 30.2%, compared with 2.2% in the second quarter of 2009 and 29.1% in the first quarter of 2010. Excluding the impact of tax benefits, the FDIC special assessment, M&I expenses and net securities losses, the effective tax rate was 32.4% in the second quarter of 2009. Excluding the impact of special litigation reserves, restructuring charges and M&I expenses, the effective tax rate was 31.0% in the first quarter of 2010.

We expect the effective tax rate to be approximately 30-31% for the third quarter of 2010.

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

For additional information on the primary types of revenue by business segment and how our business segments are presented and analyzed, see the Business segments review and Note 28 in BNY Mellon’s 2009 Annual Report on Form 10-K.

BNY Mellon    15

Business segment information is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Our business segments continued to face a challenging operating environment in the second quarter of 2010. Year-over-year higher market values and new business benefited the Asset and Wealth management segments, while a continued low level of debt issuances in the global markets and a lower level of corporate actions negatively impacted results in Issuer Services. Results in Asset Servicing benefited from higher market values and new business but were negatively impacted by lower foreign currency volatility as well as narrower spreads and lower loan balances in securities lending. Money market fee waivers also continue to suppress results in Asset Management, Issuer and Clearing Services. On a sequential basis, new business, higher transaction volumes and seasonally higher Depositary Receipts were primarily offset by lower market values. Compared with the second quarter of 2009, net interest revenue increased in nearly all segments driven by the higher yield related to the restructured investment securities portfolio and a higher level of interest-earning assets. Sequentially, net interest revenue decreased in the Institutional Services sector reflecting our credit strategy to reduce targeted loan exposure, as well as lower spreads.

Net securities gains (losses) are recorded in the Other segment. Noninterest expense increased in nearly every segment compared with both the second quarter of 2009 and the first quarter of 2010 primarily due to the impact of the annual merit increase which was effective in the second quarter of 2010 and higher business development activity. In addition, year-over-year results in the Asset Management segment were impacted by the Insight acquisition. Year-over-year and sequential results in the Asset Servicing segment were impacted by increases in support agreement charges due to a decrease in the market value of Lehman securities.

The table below presents the value of certain market indices at period end and on an average basis.

Market indices						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
S&P 500 Index (a)	919	1057	1115	1169	1031	12%	(12)%	1031	919	12%
S&P 500 Index – daily average	891	995	1088	1123	1135	27	1	1129	851	33
FTSE 100 Index (a)	4249	5134	5413	5680	4917	16	(13)	4917	4249	16
FTSE 100 Index – daily average	4258	4708	5235	5431	5361	26	(1)	5394	4149	30
NASDAQ Composite Index (a)	1835	2122	2269	2398	2109	15	(12)	2109	1835	15
Lehman Brothers Aggregate Bondsm Index (a)	280	304	301	300	299	7	-	299	280	7
MSCI EAFE® Index (a)	1307	1553	1581	1584	1348	3	(15)	1348	1307	3
NYSE Share Volume (in billions)	151	126	112	103	140	(7)	36	243	312	(22)
NASDAQ Share Volume (in billions)	152	144	131	143	159	5	11	302	288	5

(a)	Period end.

Average daily U.S. fixed-income trading volume was up 2% sequentially and 7% year-over-year. Total debt issuances were down 36% sequentially and 32% year-over-year.

The period end S&P 500 Index decreased 12% sequentially and increased 12% year-over-year. The period end FTSE 100 Index decreased 13% sequentially and increased 16% year-over-year. On a daily average basis, the S&P 500 Index increased 1% sequentially and 27% year-over-year and the FTSE 100 Index decreased 1% sequentially and increased 26% year-over-year. The period end NASDAQ Composite Index decreased 12% sequentially and increased 15% year-over-year.

The changes in the value of market indices impact fee revenue in the Asset and Wealth Management segments and our securities servicing businesses.

At June 30, 2010, using the S&P 500 Index as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1-2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07.

The following consolidating schedules show the contribution of our segments to our overall profitability.

16    BNY Mellon

For the quarter ended June 30, 2010 (dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$637	(a)	$147	$784	$906	$380	$276	$196	$1,758	$61	$2,603	(a)
Net interest revenue	1		56	57	216	216	93	161	686	(21)	722
Total revenue	638		203	841	1,122	596	369	357	2,444	40	3,325
Provision for credit losses	-		-	-	-	-	-	-	-	20	20
Noninterest expense	517		154	671	786	339	277	193	1,595	66	2,332
Income before taxes	$121	(a)	$49	$170	$336	$257	$92	$164	$849	$(46)	$973	(a)
Pre-tax operating margin (b)	19%		24%	20%	30%	43%	25%	46%	35%	N/M	29%
Average assets	$24,895		$10,399	$35,294	$62,940	$48,938	$21,550	$26,485	$159,913	$33,374	$228,581	(c)
Excluding intangible amortization:
Noninterest expense	$467		$145	$612	$781	$318	$270	$188	$1,557	$65	$2,234
Income before taxes	171		58	229	341	278	99	169	887	(45)	1,071
Pre-tax operating margin (b)	27%		28%	27%	30%	47%	27%	47%	36%	N/M	32%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $33 million. The net of these income statement line items of $32 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.
N/M	- Not meaningful.

For the quarter ended March 31, 2010 (dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$649	(a)	$146	$795	$798	$358	$271	$225	$1,652	$143	$2,590	(a)
Net interest revenue	-		55	55	210	252	95	176	733	(23)	765
Total revenue	649		201	850	1,008	610	366	401	2,385	120	3,355
Provision for credit losses	-		-	-	-	-	-	-	-	35	35
Noninterest expense	503		145	648	723	324	261	188	1,496	316	2,460
Income before taxes	$146	(a)	$56	$202	$285	$286	$105	$213	$889	$(231)	$860	(a)
Pre-tax operating margin (b)	23%		28%	24%	28%	47%	29%	53%	37%	N/M	26%
Average assets	$25,187		$9,722	$34,909	$59,704	$52,838	$20,338	$26,716	$159,596	$30,012	$224,517	(c)
Excluding intangible amortization:
Noninterest expense	$453		$136	$589	$717	$304	$255	$182	$1,458	$316	$2,363
Income before taxes	196		65	261	291	306	111	219	927	(231)	957
Pre-tax operating margin (b)	30%		32%	31%	29%	50%	30%	55%	39%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $24 million. The net of these income statement line items of $41 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.
N/M	- Not meaningful.

BNY Mellon    17

For the quarter ended Dec. 31, 2009			Total Asset and Wealth Management Sector					Total Institutional Services Sector
(dollar amounts in millions)	Asset Management	Wealth Management		Asset Servicing	Issuer Services	Clearing Services	Treasury Services		Other Segment	Total continuing operations
Fee and other revenue	$680	$151	$831	$816	$410	$264	$222	$1,712	$52	$2,595
Net interest revenue	3	46	49	205	203	90	148	646	29	724
Total revenue	683	197	880	1,021	613	354	370	2,358	81	3,319
Provision for credit losses	-	1	1	-	-	-	-	-	64	65
Noninterest expense	521	149	670	789	338	248	193	1,568	344	2,582
Income before taxes	$162	$47	$209	$232	$275	$106	$177	$790	$(327)	$672
Pre-tax operating margin (a)	24%	24%	24%	23%	45%	30%	48%	34%	N/M	20%
Average assets	$12,859	$9,246	$22,105	$59,980	$52,028	$20,365	$26,275	$158,648	$31,459	$212,212 (b)
Excluding intangible amortization:
Noninterest expense	$465	$138	$603	$783	$318	$241	$187	$1,529	$343	$2,475
Income before taxes	218	58	276	238	295	113	183	829	(326)	779
Pre-tax operating margin (a)	32%	29%	31%	23%	48%	32%	50%	35%	N/M	23%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $1,993 million for the fourth quarter of 2009, consolidated average assets were $214,205 million.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2009			Total Asset and Wealth Management Sector					Total Institutional Services Sector
(dollar amounts in millions)	Asset Management	Wealth Management		Asset Servicing	Issuer Services	Clearing Services	Treasury Services		Other Segment	Total continuing operations
Fee and other revenue	$592	$146	$738	$845	$389	$291	$206	$1,731	$(4,685)	$(2,216)
Net interest revenue	7	49	56	229	180	81	149	639	21	716
Total revenue	599	195	794	1,074	569	372	355	2,370	(4,664)	(1,500)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	500	147	647	735	324	251	186	1,496	175	2,318
Income before taxes	$99	$48	$147	$339	$245	$121	$169	$874	$(4,986)	$(3,965)
Pre-tax operating margin (a)	16%	25%	19%	32%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,424	$9,122	$21,546	$59,914	$47,975	$17,827	$24,223	$149,939	$32,224	$203,709 (b)
Excluding intangible amortization:
Noninterest expense	$447	$135	$582	$729	$304	$245	$180	$1,458	$174	$2,214
Income before taxes	152	60	212	345	265	127	175	912	(4,985)	(3,861)
Pre-tax operating margin (a)	25%	31%	27%	32%	47%	34%	49%	38%	N/M	N/M

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,077 million for the third quarter of 2009, consolidated average assets were $205,786 million.
N/M	– Not meaningful.

18    BNY Mellon

For the quarter ended June 30, 2009			Total Asset and Wealth Management Sector					Total Institutional Services Sector
(dollar amounts in millions)	Asset Management	Wealth Management		Asset Servicing	Issuer Services	Clearing Services	Treasury Services		Other Segment	Total continuing operations
Fee and other revenue	$529	$140	$669	$904	$413	$314	$180	$1,811	$(223)	$2,257
Net interest revenue	7	49	56	211	185	87	157	640	4	700
Total revenue	536	189	725	1,115	598	401	337	2,451	(219)	2,957
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	147	621	715	325	263	198	1,501	261	2,383
Income before taxes	$62	$42	$104	$400	$273	$138	$139	$950	$(541)	$513
Pre-tax operating margin (a)	12%	22%	14%	36%	46%	34%	41%	39%	N/M	17%
Average assets	$12,404	$9,131	$21,535	$58,339	$52,161	$17,014	$24,764	$152,278	$32,413	$206,226 (b)
Excluding intangible amortization:
Noninterest expense	$419	$136	$555	$706	$305	$256	$191	$1,458	$262	$2,275
Income before taxes	117	53	170	409	293	145	146	993	(542)	621
Pre-tax operating margin (a)	22%	28%	23%	37%	49%	36%	43%	41%	N/M	21%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,307 million for the second quarter of 2009, consolidated average assets were $208,533 million.
N/M	– Not meaningful.

For the six months ended June 30, 2010				Total Asset and Wealth Management Sector					Total Institutional Services Sector
(dollar amounts in millions)	Asset Management		Wealth Management		Asset Servicing	Issuer Services	Clearing Services	Treasury Services		Other Segment	Total continuing operations
Fee and other revenue	$1,286	(a)	$293	$1,579	$1,704	$738	$547	$421	$3,410	$204	$5,193	(a)
Net interest revenue	1		111	112	426	468	188	337	1,419	(44)	1,487
Total revenue	1,287		404	1,691	2,130	1,206	735	758	4,829	160	6,680
Provision for credit losses	-		-	-	-	-	-	-	-	55	55
Noninterest expense	1,020		299	1,319	1,509	663	538	381	3,091	382	4,792
Income before taxes	$267	(a)	$105	$372	$621	$543	$197	$377	$1,738	$(277)	$1,833	(a)
Pre-tax operating margin (b)	21%		26%	22%	29%	45%	27%	50%	36%	N/M	27%
Average assets	$25,040		$10,063	$35,103	$61,331	$50,877	$20,947	$26,600	$159,755	$31,703	$226,561	(c)
Excluding intangible amortization:
Noninterest expense	$920		$281	$1,201	$1,498	$622	$525	$370	$3,015	$381	$4,597
Income before taxes	367		123	490	632	584	210	388	1,814	(276)	2,028
Pre-tax operating margin (b)	28%		30%	29%	30%	48%	29%	51%	38%	N/M	30%

(a)	Total fee and other revenue and income before taxes for the first six months of 2010 includes income from consolidated asset management funds of $130 million net of income attributable to noncontrolling interests of $57 million. The net of these income statement line items of $73 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $577 million for the six months ended June 30, 2010, consolidated average assets were $227,138 million.
N/M	– Not meaningful.

BNY Mellon    19

For the six months ended June 30, 2009			Total
(dollar amounts in millions)	Asset Management	Wealth Management	Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$1,008	$281	$1,289	$1,745	$818	$635	$407	$3,605	$(501)	$4,393
Net interest revenue	22	99	121	460	385	169	316	1,330	24	1,475
Total revenue	1,030	380	1,410	2,205	1,203	804	723	4,935	(477)	5,868
Provision for credit losses	-	-	-	-	-	-	-	-	120	120
Noninterest expense	927	287	1,214	1,432	643	522	393	2,990	459	4,663
Income before taxes	$103	$93	$196	$773	$560	$282	$330	$1,945	$(1,056)	$1,085
Pre-tax operating margin (a)	10%	24%	14%	35%	47%	35%	46%	39%	N/M	18%
Average assets	$12,533	$9,370	$21,903	$61,752	$51,516	$17,803	$26,704	$157,775	$32,280	$211,958 (b)
Excluding intangible amortization:
Noninterest expense	$817	$265	$1,082	$1,416	$602	$508	$380	$2,906	$460	$4,448
Income before taxes	213	115	328	789	601	296	343	2,029	(1,057)	1,300
Pre-tax operating margin (a)	21%	30%	23%	36%	50%	37%	47%	41%	N/M	22%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,336 million for the six months ended June 30, 2009, consolidated average assets were $214,294 million.
N/M	– Not meaningful.

Asset and Wealth Management Sector

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.0 trillion at June 30, 2010, compared with $1.1 trillion at March 31, 2010 and $926 billion at June 30, 2009.

The increase compared with June 30, 2009 primarily reflects the acquisition of Insight Investment Management (“Insight”) in the fourth quarter of 2009. The sequential decrease primarily reflects lower market values.

Net asset outflows in the second quarter of 2010 totaled $5 billion, reflecting $17 billion of money market outflows, partially offset by $12 billion of long-term inflows.

AUM at period end, by product type (in billions)	June 30, 2009	Sept. 30, 2009	Dec. 31 2009	March 31, 2010	June 30, 2010
Equity securities	$289	$328	$339	$346	$309
Money market	393	376	360	335	317
Fixed income securities	159	169	235	234	239
Alternative investments and overlay	85	93	181	190	182
Total AUM	$926	$966	$1,115	$1,105	$1,047

AUM at period end, by client type (in billions)	June 30, 2009	Sept. 30, 2009	Dec. 31 2009	March 31, 2010	June 30, 2010
Institutional	$425	$461	$611	$620	$595
Mutual funds	421	421	416	396	370
Private client	80	84	88	89	82
Total AUM	$926	$966	$1,115	$1,105	$1,047

20    BNY Mellon

Changes in market value of AUM from March 31, 2010 to June 30, 2010 – by business segment
(in billions)	Asset Management	Wealth Management	Total
Market value of AUM at March 31, 2010:	$1,029	$76	$1,105
Net inflows (outflows):
Long-term	13	(1)	12
Money market	(17)	-	(17)
Total net inflows (outflows)	(4)	(1)	(5)
Net market/currency impact	(49)	(4)	(53)
Market value of AUM at June 30, 2010	$976 (a)	$71 (b)	$1,047

(a)	Excludes $4 billion subadvised for the Wealth Management segment.
(b)	Excludes private client assets managed in the Asset Management segment.

Asset Management segment

(dollar amounts in millions, unless otherwise noted)						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Asset and wealth management:
Mutual funds	$266	$274	$266	$242	$242	(9)%	-%	$484	$529	(9)%
Institutional clients	175	197	227	264	264	51	-	528	356	48
Private clients	31	34	38	38	37	19	(3)	75	63	19
Performance fees	26	1	59	13	19	(27)	46	32	33	(3)
Total asset and wealth management revenue	498	506	590	557	562	13	1	1,119	981	14
Distribution and servicing	90	84	84	75	75	(17)	-	150	182	(18)
Other	(59)	2	6	17	-	N/M	N/M	17	(155)	N/M
Total fee and other revenue (a)	529	592	680	649	637	20	(2)	1,286	1,008	28
Net interest revenue	7	7	3	-	1	N/M	N/M	1	22	N/M
Total revenue (b)	536	599	683	649	638	19	(2)	1,287	1,030	25
Noninterest expense (ex. intangible amortization and support agreement charges)	419	415	465	453	474	13	5	927	831	12
Income before taxes (ex. intangible amortization and support agreement charges)	117	184	218	196	164	40	(16)	360	199	81
Amortization of intangible assets	55	53	56	50	50	(9)	-	100	110	(9)
Support agreement charges	-	32	-	-	(7)	N/M	N/M	(7)	(14)	N/M
Income before taxes	$62	$99	$162	$146	$121	95%	(17)%	$267	$103	159%
Memo: Income before taxes (ex. intangible amortization)	$117	$152	$218	$196	$171	46%	(13)%	$367	$213	72%
Pre-tax operating margin	12%	16%	24%	23%	19%			21%	10%
Pre-tax operating margin (ex. intangible amortization) (c)	22%	25%	32%	30%	27%			28%	21%
AUM (in billions) (d)	$860	$897	$1,045	$1,034	$980	14%	(5)%	$980	$860	14%
AUM net inflows (outflows):
Long-term (in billions)	$(18)	$(2)	$13	$15	$13			$28	$(20)
Money-market (in billions)	$(2)	$(14)	$(22)	$(25)	$(17)			$(42)	$(13)

(a)	Total fee and other revenue for the first and second quarters and year-to-date 2010 includes income from consolidated asset management funds of $65 million, $65 million and $130 million, respectively, and income attributable to noncontrolling interests of $24 million, $33 million and $57 million, respectively. The net of these income statement line items for the first and second quarters and year-to-date 2010 of $41 million, $32 million and $73 million, respectively, is included above in institutional client revenue of $25 million, $29 million and $54 million, respectively, and other revenue of $16 million, $3 million and $19 million, respectively.
(b)	Investment securities gains (losses) were $(45) million in 2Q09, $- million in 3Q09, $1 million in 4Q09, $- million in 1Q10 and $1 million in 2Q10. Excluding investment securities gains (losses), the total revenue growth rate 2Q10 vs. 2Q09 was 10%.
(c)	The pre-tax operating margin, excluding intangible amortization, support agreement charges and investment securities gains (losses) was 28% for 2Q09, 31% for 3Q09, 32% for 4Q09, 30% for 1Q10, 26% for 2Q10, 28% for the first six months of 2010 and 25% for the first six months of 2009.
(d)	Includes $3 billion, $5 billion, $5 billion, $5 billion and $4 billion subadvised for the Wealth Management segment, respectively.
N/M	– Not meaningful.

BNY Mellon    21

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

In July 2010, the China Securities Regulatory Commission (“CSRC”) authorized BNY Mellon and Western Securities to establish a joint venture fund management company in China. The new company, BNY Mellon Western Fund Management Company Limited, will be owned by BNY Mellon (49%) and Western Securities (51%). BNY Mellon Western Fund Management will initially manage domestic Chinese securities in a range of local retail fund products. Over time, the venture expects to develop further products using the scale and expertise of the broader BNY Mellon group. BNY Mellon Western Fund Management will also focus on leveraging distribution within the Chinese banking and securities sectors, building awareness of the new company in the region.

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

Review of financial results

In the second quarter of 2010, Asset Management had pre-tax income of $121 million compared with $62 million in the second quarter of 2009 and $146 million in the first quarter of 2010. Excluding amortization of intangible assets, pre-tax income was $171 million in the second quarter of 2010 compared with $117 million in the second quarter of 2009 and $196 million in the first quarter of 2010.

The Asset Management segment generated 600 basis points of positive operating leverage compared with the second quarter of 2009, excluding intangible amortization and support agreement charges.

Asset and wealth management revenue in the Asset Management segment was $562 million in the second quarter of 2010 compared with $498 million in the second quarter of 2009 and $557 million in the first quarter of 2010. Excluding performance fees, asset and wealth management fee revenue increased 15% compared with the prior year period and was unchanged sequentially. The increase year-over-year reflects improved equity values, the impact of the Insight acquisition and new business, partially offset by a reduction in fees due to money market outflows and higher fee waivers. Sequentially, the impact of new business was more than offset by lower market values. Performance fees were $19 million in the second quarter of 2010 compared with $26 million in the second quarter of 2009 and $13 million in the first quarter of 2010.

In the second quarter of 2010, net long-term inflows of $13 billion were more than offset by $17 billion of money market outflows. Long-term inflows benefited from strength in institutional fixed income and global equity products and the fifth consecutive quarter of positive flows in retail funds.

In the second quarter of 2010, 43% of Asset and Wealth Management fees in the Asset Management segment were generated from managed mutual fund fees. These fees are based on the daily average net

22    BNY Mellon

assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $242 million in the second quarter of 2010 compared with $266 million in the second quarter of 2009 and $242 million in the first quarter of 2010. The year-over-year decrease reflects outflows in money market funds and higher fee waivers.

Distribution and servicing fees were $75 million in the second quarter of 2010 compared with $90 million in the second quarter of 2009 and $75 million in the first quarter of 2010. The year-over-year decrease primarily reflects lower money market inflows.

There was no other fee revenue in the second quarter of 2010 compared with a loss of $59 million in the second quarter of 2009 and gains of $17 million in the first quarter of 2010. The comparison with the second quarter of 2009 primarily reflects investment write-downs in the second quarter of 2009.

Revenue generated in the Asset Management segment includes 49% from non-U.S. sources in the second quarter of 2010 compared with 50% in the first quarter of 2010. Excluding investment securities losses in the second quarter of 2009, revenue includes 40% generated from non U.S. sources.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $474 million in the second quarter of 2010 compared with $419 million in the second quarter of 2009 and $453 million in the first quarter of 2010. The year-over-year increase primarily reflects the Insight acquisition and higher incentive expense. The sequential increase reflects higher incentive expense and the impact of the annual merit increase.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $267 million in the first six months of 2010 compared with $103 million in the first six months of 2009. Income before taxes (excluding intangible amortization) was $367 million in the first six months of 2010 compared with $213 million in the first six months of 2009. Fee and other revenue increased $278 million, primarily due to improved global market values, the impact of the Insight acquisition, the impact of long-term inflows and investment write-downs in the first half of 2009. Noninterest expense (excluding intangible amortization and support agreement charges) increased $96 million in the first six months of 2010 compared with the first six months of 2009, primarily due to the Insight acquisition and higher incentive expense.

BNY Mellon    23

Wealth Management segment

(dollar amounts in millions, unless otherwise noted)						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Asset and wealth management	$128	$133	$136	$136	$134	5%	(1)%	$270	$250	8%
Other	12	13	15	10	13	8	30	23	31	(26)
Total fee and other revenue	140	146	151	146	147	5	1	293	281	4
Net interest revenue	49	49	46	55	56	14	2	111	99	12
Total revenue	189	195	197	201	203	7	1	404	380	6
Provision for credit losses	-	-	1	-	-	N/M	N/M	-	-	N/M
Noninterest expense (ex. intangible amortization)	136	135	138	136	145	7	7	281	265	6
Income before taxes (ex. intangible amortization)	53	60	58	65	58	9	(11)	123	115	7
Amortization of intangible assets	11	12	11	9	9	(18)	-	18	22	(18)
Income before taxes	$42	$48	$47	$56	$49	17%	(13)%	$105	$93	13%
Pre-tax operating margin	22%	25%	24%	28%	24%			26%	24%
Pre-tax operating margin (ex. intangible amortization)	28%	31%	29%	32%	28%			30%	30%
Average loans	$5,684	$6,010	$6,191	$6,302	$6,350	12%	1%	$6,326	$5,536	14%
Average assets	9,131	9,122	9,246	9,722	10,399	14	7	10,063	9,370	7
Average deposits	6,628	6,602	6,804	7,310	7,991	21	9	7,652	6,842	12
Market value of total client assets under management and custody at period end (in billions)	$142	$151	$154	$157	$150	6%	(4)%	$150	$142	6%
N/M	– Not meaningful.

Business description

In the Wealth Management segment, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals, families, endowments and foundations and related entities. BNY Mellon Wealth Management is a top 10 U.S. wealth manager with $150 billion in client assets. We serve our clients through an expansive network of office sites in 17 states and 3 countries, including 16 of the top 25 domestic wealth markets.

The results of the Wealth Management segment are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts. Net interest revenue is determined by the level of interest rate spread between loans and deposits. Expenses of this segment are driven mainly by staff expense in the investment management, sales, service and support groups.

Review of financial results

Income before taxes was $49 million in the second quarter of 2010, compared with $42 million in the second quarter of 2009 and $56 million in the first quarter of 2010. Income before taxes, excluding intangible amortization, was $58 million in the second quarter of 2010, compared with $53 million in the second quarter of 2009 and $65 million in the first quarter of 2010.

Total fee and other revenue was $147 million in the second quarter of 2010, compared with $140 million in the second quarter of 2009 and $146 million in the first quarter of 2010. The increase compared with the second quarter of 2009 reflects organic growth, the impact of higher equity markets and increased capital markets fees. Fee and other revenue increased sequentially due to organic growth and higher capital markets fees, partially offset by lower equity markets.

Client assets under management and custody were $150 billion at June 30, 2010, compared with $142 billion at June 30, 2009 and $157 billion at March 31, 2010. The decrease compared with March 31, 2010 reflects market depreciation.

Net interest revenue increased $7 million year-over-year and $1 million sequentially. The year-over-year increase was primarily due to high quality loan

24    BNY Mellon

growth, higher loan spreads, and the higher yield related to the restructured investment securities portfolio. The sequential increase reflects higher deposit levels and higher deposit margins. Average loans increased 12% year-over-year and 1% (unannualized) sequentially. Average deposit levels increased 21% year-over-year and 9% (unannualized) sequentially.

Noninterest expense (excluding amortization of intangible assets) increased $9 million compared with both the second quarter of 2009 and first quarter of 2010. The year-over-year increase primarily reflects higher legal and FDIC expenses, the impact of the annual merit increase and production-related incentives, partially offset by workforce reductions and expense control. The sequential increase reflects the timing of business development expenses and the annual merit increase.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $105 million in the first six months of 2010 compared with $93 million in the first six months of 2009. Excluding intangible amortization, income before taxes increased $8 million. Fee and other revenue increased $12 million reflecting organic growth and the impact of higher equity markets. The $12 million increase in net interest revenue was primarily due to high quality loan growth and higher loan spreads, and the higher yield related to the restructured investment securities portfolio, partially offset by lower deposit margins. Noninterest expense (excluding intangible amortization) increased $16 million primarily due to higher production-related incentive compensation for employees and FDIC expenses, partially offset by workforce reductions and expense control.

Institutional Services Sector

At June 30, 2010, our assets under custody and administration totaled $21.8 trillion, a decrease of 2% from $22.4 trillion at March 31, 2010 and a 6% increase from $20.7 trillion at June 30, 2009. The sequential decrease primarily reflects lower market values. The year-over-year increase reflects higher market values and net new business. Equity securities constituted 28% and fixed-income securities constituted 72% of the assets under custody and administration at June 30, 2010, compared with 30% equity securities and 70% fixed income securities at March 31, 2010 and 27% equity securities and 73% fixed income securities at June 30, 2009. Assets under custody and administration at June 30, 2010 consisted of assets related to custody, mutual funds, and corporate trust businesses of $17.3 trillion, broker-dealer service assets of $3.0 trillion, and all other assets of $1.5 trillion.

The market value of securities on loan at June 30, 2010 decreased to $248 billion compared with $253 billion at March 31, 2010. The market value of securities on loan was $290 billion at June 30, 2009. The year-over-year decline primarily reflects a high level of U.S. Treasury securities issuances.

On July 1, 2010, we completed the acquisition of Global Investment Servicing, Inc. and on August 2, 2010, we completed the acquisition of BHF Asset Servicing GmbH. See the “Second quarter 2010 and subsequent events” section for additional information.

Assets under custody and administration trend
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Market value of assets under custody and administration (in trillions) (a)	$20.7	$22.1	$22.3	$22.4	$21.8
Market value of securities on loan (in billions) (b)	$290	$299	$247	$253	$248
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $810 billion at June 30, 2009, $943 billion at Sept. 30, 2009, $905 billion at Dec. 31, 2009, $964 billion at March 31, 2010 and $903 billion at June 30, 2010.
(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing segment.

BNY Mellon    25

Asset Servicing segment

(dollar amounts in millions, unless otherwise noted)						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Securities servicing fees – asset servicing	$557	$573	$581	$569	$586	5%	3%	$1,155	$1,061	9%
Securities lending revenue	85	32	25	24	30	(65)	25	54	164	(67)
Foreign exchange and other trading activities	216	190	177	170	207	(4)	22	377	426	(12)
Other	46	50	33	35	83	80	137	118	94	26
Total fee and other revenue	904	845	816	798	906	-	14	1,704	1,745	(2)
Net interest revenue	211	229	205	210	216	2	3	426	460	(7)
Total revenue	1,115	1,074	1,021	1,008	1,122	1	11	2,130	2,205	(3)
Noninterest expense (ex. Intangible amortization and support agreement charges)	721	748	788	740	765	6	3	1,505	1,425	6
Income before taxes (ex. intangible amortization and support agreement charges)	394	326	233	268	357	(9)	33	625	780	(20)
Support agreement charges	(15)	(19)	(5)	(23)	16	N/M	N/M	(7)	(9)	N/M
Amortization of intangible assets	9	6	6	6	5	(44)	(17)	11	16	(31)
Income before taxes	$400	$339	$232	$285	$336	(16)%	18%	$621	$773	(20)%
Memo: Income before taxes (ex. intangible amortization)	$409	$345	$238	$291	$341	(17)%	17%	$632	$789	(20)%

Pre-tax operating margin	36%	32%	23%	28%	30%			29%	35%
Pre-tax operating margin (ex. intangible amortization)	37%	32%	23%	29%	30%			30%	36%

Market value of securities on loan at period end (in billions)	$290	$299	$247	$253	$248	(14)%	(2)%	$248	$290	(14)%

Average assets	$58,339	$59,914	$59,980	$59,704	$62,940	8%	5%	$61,331	$61,752	(1)%
Average deposits	$50,583	$52,271	$51,755	$52,183	$55,343	9%	6%	$53,772	$53,816	-%

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

The results of the Asset Servicing segment are driven by a number of factors which include the level of transaction activity, the extent of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, investment manager backoffice outsourcing and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, tri-party repo arrangements continue to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Segment expenses are principally driven by staffing levels and technology investments.

We are one of the leading global securities servicing providers with a total of $21.8 trillion of assets under custody and administration at June 30, 2010. We continue to maintain our number one ranking in two major global custody surveys. We are one of the largest providers of fund services in the world, servicing $4.9 trillion in assets. We also service 48% of the funds in the U.S. exchange-traded funds marketplace. We are the largest custodian for U.S.

26    BNY Mellon

corporate and public pension plans. BNY Mellon Asset Servicing services 44% of the top 50 endowments.

We are a leading custodian in the U.K. and service 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flow. In our alternative investment services business, we are a top 10 service provider to single manager hedge funds, funds of hedge funds and private equity. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.4 trillion in 31 markets around the world. We are one of the largest global providers of performance and risk analytics with $8.9 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We are a leading clearing agent for U.S. government securities, handling a majority of transactions cleared through the Federal Reserve Bank of New York and clearing for 13 of the 18 primary dealers. We are a leading collateral management agent with $1.5 trillion in tri-party balances worldwide at June 30, 2010.

Review of financial results

Income before taxes was $336 million in the second quarter of 2010 compared with $400 million in the second quarter of 2009, and $285 million in the first quarter of 2010. Income before taxes, excluding intangible amortization and support agreement charges, was $357 million in the second quarter of 2010 compared with $394 million in the second quarter of 2009 and $268 million in the first quarter of 2010. The Asset Servicing segment generated 800 basis points of positive operating leverage compared with the first quarter of 2010, excluding support agreement charges and intangible amortization.

Revenue generated in the Asset Servicing segment includes 40% from non-U.S. sources in the second quarter of 2010, 35% in the second quarter of 2009 and 43% in the first quarter of 2010.

Securities servicing fees, excluding securities lending revenue, increased $29 million, or 5%, compared with the second quarter of 2009 and $17 million, or 3% (unannualized) sequentially. The year-over-year increase reflects higher market values and new business. The sequential increase reflects new business and higher transaction volumes.

Securities lending revenue decreased $55 million compared to the second quarter of 2009 and increased $6 million sequentially. The year-over-year decrease reflects narrower spreads and lower loan balances while the sequential increase reflects seasonality. Spreads decreased 49% compared with the second quarter of 2009 and increased 60% sequentially. Volumes decreased 9% compared with the second quarter of 2009 and increased 4% (unannualized) sequentially.

Foreign exchange and other trading decreased 4% compared with the second quarter of 2009 and increased 22% (unannualized) sequentially. Both fluctuations primarily resulted from changes in volatility.

Other revenue increased year-over-year and sequentially as a result of higher foreign exchange translation gains.

Net interest revenue increased 2% year-over-year and 3% (unannualized) sequentially. The increase compared with the second quarter of 2009 resulted from the higher yield related to the restructured investment securities portfolio, primarily offset by lower spreads on deposits. The increase sequentially reflects higher deposit levels and spreads.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) increased $44 million compared with the second quarter of 2009 and $25 million sequentially. The year-over-year increase reflects higher subcustodian fees resulting from higher asset values and transaction volumes, as well as higher professional, legal and other purchased services and higher business development expense. The sequential increase was primarily driven by higher subcustodian fees and higher business development activity.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $621 million in the first six months of 2010 compared with $773 million in the first six months of 2009. Excluding intangible amortization and support agreement charges, income before taxes decreased $155 million. Fee and other revenue decreased $41 million primarily due to lower securities lending revenue, reflecting narrower spreads and lower loan balances. Net interest revenue decreased $34 million primarily driven by

BNY Mellon    27

lower spreads on deposits. Noninterest expense (excluding intangible amortization and support agreement charges) increased $80 million primarily due to higher sub-custodial fees resulting from higher asset values and transaction volume, as well as higher professional, legal and other purchased services and higher business development activity.

Issuer Services segment

						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
(dollars in millions)	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Securities servicing fees – issuer services	$373	$359	$367	$333	$353	(5)%	6%	$686	$736	(7)%
Other	40	30	43	25	27	(33)	8	52	82	(37)
Total fee and other revenue	413	389	410	358	380	(8)	6	738	818	(10)
Net interest revenue	185	180	203	252	216	17	(14)	468	385	22
Total revenue	598	569	613	610	596	-	(2)	1,206	1,203	-
Noninterest expense (ex. intangible amortization)	305	304	318	304	318	4	5	622	602	3
Income before taxes (ex. intangible amortization)	293	265	295	306	278	(5)	(9)	584	601	(3)
Amortization of intangible assets	20	20	20	20	21	5	5	41	41	-
Income before taxes	$273	$245	$275	$286	$257	(6)%	(10)%	$543	$560	(3)%

Pre-tax operating margin	46%	43%	45%	47%	43%			45%	47%
Pre-tax operating margin (ex. intangible amortization)	49%	47%	48%	50%	47%			48%	50%

Average assets	$52,161	$47,975	$52,028	$52,838	$48,938	(6)%	(7)%	$50,877	$51,516	(1)%
Average deposits	$47,293	$43,183	$47,320	$48,470	$44,560	(6)%	(8)%	$46,504	$46,631	-%

Number of depositary receipt programs	1,320	1,322	1,330	1,336	1,345	2%	1%	1,345	1,320	2%

Business description

The Issuer Services segment provides a diverse array of products and services to global fixed income and equity issuers.

BNY Mellon is the number one provider of corporate trust services for all major debt categories across conventional, structured finance and specialty debt. We service $11.6 trillion in outstanding debt from 61 locations in 20 countries. We serve as depositary for 1,345 sponsored American and global depositary receipt programs, acting in partnership with leading companies from 67 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record-keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

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

Review of financial results

Income before taxes was $257 million in the second quarter of 2010, compared with $273 million in the second quarter of 2009 and $286 million in the first quarter of 2010. Income before taxes, excluding intangible amortization, was $278 million in the second quarter of 2010, compared with $293 million in the second quarter of 2009 and $306 million in the first quarter of 2010.

Total fee and other revenue decreased 8% year-over-year and increased 6% sequentially.

•	Corporate Trust – Fee and other revenue decreased year-over-year and sequentially. The

28    BNY Mellon

year-over-year decline reflects weakness in the global debt markets and lower money market related fees. The sequential decline reflects continued low debt issuances in the global markets.
•

Depositary Receipts – Fee and other revenue increased year-over-year and sequentially primarily due to higher transaction and servicing fees. The sequential increase was also impacted by seasonality. Depositary Receipt issuances have exceeded cancellations for five consecutive quarters.

•

Shareowner Services – Fee and other revenue decreased year-over-year and increased sequentially. The year-over-year decrease reflects lower corporate action fees and lower employee stock option plan fees. The sequential increase reflects higher seasonal shareholder services revenue, partially offset by lower corporate action fees.

Net interest revenue increased $31 million, or 17%, compared with the second quarter of 2009, and decreased $36 million, or 14% (unannualized), compared with the first quarter of 2010. The year-over-year increase was driven by the higher yield related to the restructured investment securities portfolio and higher deposit spreads. The sequential decline reflects lower client deposits.

Noninterest expense (excluding intangible amortization) increased $13 million, or 4%, compared with the second quarter of 2009 and $14 million, or 5% (unannualized) sequentially. The year-over-year increase reflects higher legal and FDIC expenses. The sequential increase resulted from higher legal expense and timing of business development activity. Staff expense decreased year-over-year and was unchanged sequentially.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $543 million in the first six months of 2010 compared with $560 million in the first six months of 2009. Excluding intangible amortization, income before taxes decreased $17 million. Fee and other revenue decreased $80 million primarily reflecting weakness in the global debt markets and lower money market related fees. Net interest revenue increased $83 million driven by the higher yield related to the restructured investment securities portfolio. Noninterest expense (excluding intangible amortization) increased $20 million primarily driven by higher legal and FDIC expenses.

Clearing Services segment

(dollar amounts in millions, unless otherwise noted)						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Securities servicing fees – clearing services	$248	$232	$219	$227	$240	(3)%	6%	$467	$497	(6)%
Other	66	59	45	44	36	(45)	(18)	80	138	(42)
Total fee and other revenue	314	291	264	271	276	(12)	2	547	635	(14)
Net interest revenue	87	81	90	95	93	7	(2)	188	169	11
Total revenue	401	372	354	366	369	(8)	1	735	804	(9)
Noninterest expense (ex. intangible amortization)	256	245	241	255	270	5	6	525	508	3
Income before taxes (ex. intangible amortization)	145	127	113	111	99	(32)	(11)	210	296	(29)
Amortization of intangible assets	7	6	7	6	7	N/M	N/M	13	14	N/M
Income before taxes	$138	$121	$106	$105	$92	(33)%	(12)%	$197	$282	(30)%

Pre-tax operating margin	34%	33%	30%	29%	25%			27%	35%
Pre-tax operating margin (ex. intangible amortization)	36%	34%	32%	30%	27%			29%	37%

Average active accounts (in thousands)	4,999	4,771	4,758	4,811	4,896	(2)%	2%	4,854	5,224	(7)%
Average assets	$17,014	$17,827	$20,365	$20,338	$21,550	27%	6%	$20,947	$17,803	18%
Average margin loans	$4,121	$4,322	$4,651	$5,229	$5,775	40%	10%	$5,504	$4,164	32%
Average payables to customers and broker-dealers	$4,901	$5,845	$6,476	$6,495	$6,593	35%	2%	$6,544	$4,352	50%

N/M – Not meaningful.

BNY Mellon    29

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

Revenue in this segment includes fees and commissions from broker-dealer services, registered investment advisor services, prime brokerage services and electronic trading services, which are primarily driven by trading volumes, particularly those related to retail customers and overall market levels.

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

Review of financial results

Income before taxes was $92 million in the second quarter of 2010, $138 million in the second quarter of 2009 and $105 million in the first quarter of 2010.

Total fee and other revenue decreased $38 million, or 12%, compared with the second quarter of 2009 and increased $5 million, or 2% (unannualized) compared with the first quarter of 2010. The year-over-year decrease was primarily due to lower money market related distribution fees and lower trading volumes, partially offset by higher mutual fund fee revenue driven by improved asset values. The sequential increase was primarily due to higher transaction fee volumes and higher money market fund fees, partially offset by lower trading revenue.

Net interest revenue increased $6 million compared with the second quarter of 2009 and decreased $2 million compared with the first quarter of 2010. Both variances were impacted by the fluctuation in accretion related to the restructured investment securities portfolio. The sequential comparison was also impacted by a higher level of interest-earning assets partially offset by lower spreads.

Noninterest expense (excluding intangible amortization) increased $14 million, or 5%, compared to the second quarter of 2009 and $15 million, or 6% (unannualized) compared with the first quarter of 2010. Both increases primarily reflect higher expenses in support of future client conversions and higher professional, legal and other purchased services expenses. The sequential increase also reflects higher clearing expense driven by increased volumes.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $197 million in the first six months of 2010 compared with $282 million in the first six months of 2009. Fee and other revenue decreased $88 million primarily reflecting lower money market related distribution fees and lower trading volumes. Net interest revenue increased $19 million compared with the second quarter of 2009, primarily reflecting the higher yield related to the restructured investment securities portfolio. Noninterest expense (excluding intangible amortization) increased $17 million primarily reflecting higher expenses in support of future client conversions and higher professional legal and other purchased services expense.

30    BNY Mellon

Treasury Services segment

						2Q10 vs.		Year-to-date		YTD10 vs. YTD09
(dollar amounts in millions)	2Q09	3Q09	4Q09	1Q10	2Q10	2Q09	1Q10	2010	2009
Revenue:
Treasury services	$128	$124	$130	$127	$121	(5)%	(5)%	$248	$249	-%
Other	52	82	92	98	75	44	(23)	173	158	9
Total fee and other revenue	180	206	222	225	196	9	(13)	421	407	3
Net interest revenue	157	149	148	176	161	3	(9)	337	316	7
Total revenue	337	355	370	401	357	6	(11)	758	723	5
Noninterest expense (ex. intangible amortization)	191	180	187	182	188	(2)	3	370	380	(3)
Income before taxes (ex. intangible amortization)	146	175	183	219	169	16	(23)	388	343	13
Amortization of intangible assets	7	6	6	6	5	(29)	(17)	11	13	(15)
Income before taxes	$139	$169	$177	$213	$164	18%	(23)%	$377	$330	14%

Pre-tax operating margin	41%	48%	48%	53%	46%			50%	46%
Pre-tax operating margin (ex. intangible amortization)	43%	49%	50%	55%	47%			51%	47%

Average loans	$13,228	$11,648	$10,982	$10,436	$10,290	(22)%	(1)%	$10,363	$13,573	(24)%
Average assets	$24,764	$24,223	$26,275	$26,716	$26,485	7%	(1)%	$26,600	$26,704	-%
Average deposits	$20,321	$19,989	$22,138	$22,257	$22,209	9%	-%	$22,233	$22,582	(2)%

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

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and correspondent banks to provide comprehensive payment services including funds transfer, cash management, foreign exchange, trade services and liquidity management. We are the fourth largest Fedwire and CHIPS payment processor, processing about 160 thousand or an average of about $1.5 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $164 million in the second quarter of 2010 compared with $139 million in the second quarter of 2009, and $213 million in the first quarter of 2010.

Total fee and other revenue increased $16 million compared with the second quarter of 2009 and decreased $29 million compared with the first quarter of 2010. The year-over-year increase resulted from an improvement in the mark-to-market adjustments on credit default swaps, partially offset by lower trading revenue, lower financing-related fees and lower global payment fees. The sequential decrease was due primarily to lower trading revenue, global payment fees and financing-related fees.

Net interest revenue increased $4 million compared to the second quarter of 2009 and decreased $15 million sequentially. The year-over-year increase primarily resulted from the higher yield related to

BNY Mellon    31

the restructured investment securities portfolio, partially offset by lower average loan balances reflecting our credit strategy to reduce targeted risk exposure. The sequential decrease reflects lower spreads.

Noninterest expense (excluding intangible amortization) decreased $3 million compared with the second quarter of 2009 and increased $6 million sequentially. The year-over-year decrease reflects overall expense control and lower FDIC expense. The sequential increase primarily reflects seasonally lower expenses in the first quarter of 2010.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $377 million in the first six months of 2010 compared with $330 million in the first six months of 2009. Fee and other revenue increased $14 million primarily reflecting an improvement in the mark-to-market adjustments on credit default swaps, partially offset by lower financing-related fees. Net interest revenue increased $21 million primarily due to the higher yield related to the restructured investment securities portfolio partially offset by lower average loan balances reflecting our credit strategy to reduce targeted risk exposure. Noninterest expense (excluding intangible amortization) decreased $10 million primarily reflecting ongoing expense management.

Other Segment

						Year-to-date
(dollars in millions)	2Q09	3Q09	4Q09	1Q10	2Q10	2010	2009
Revenue:
Fee and other revenue	$(223)	$(4,685)	$52	$143	$61	$204	$(501)
Net interest revenue (expense)	4	21	29	(23)	(21)	(44)	24
Total revenue	(219)	(4,664)	81	120	40	160	(477)
Provision for credit losses	61	147	64	35	20	55	120
Noninterest expense (ex. special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	136	125	152	119	66	185	256
Income (loss) before taxes (ex. special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	(416)	(4,936)	(135)	(34)	(46)	(80)	(853)
Special litigation reserves	N/A	N/A	N/A	164	N/A	164	N/A
FDIC special assessment	61	-	-	-	-	-	61
Amortization of intangible assets	(1)	1	1	-	1	1	(1)
M&I expenses	59	54	52	26	14	40	127
Restructuring charges	6	(5)	139	7	(15)	(8)	16
Income (loss) before taxes	$(541)	$(4,986)	$(327)	$(231)	$(46)	$(277)	$(1,056)
Average assets	$32,413	$32,224	$31,459	$30,012	$33,374	$31,703	$32,280
Average deposits	6,923	6,507	5,378	4,144	4,457	4,293	8,470

N/A – Not applicable.

Business description

On Jan. 15, 2010, we completed the sale of Mellon United National Bank (“MUNB”), our national bank located in Florida. We applied discontinued operations accounting to this business. All prior period results have been restated.

The Other segment primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	33.2% equity interest in BNY ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Noninterest expense includes:

•	M&I expenses;
•	restructuring charges;

32    BNY Mellon

•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other segments.

Review of financial results

Income before taxes was a loss of $46 million for the second quarter of 2010, compared with losses of $541 million in the second quarter of 2009 and $231 million in the first quarter of 2010.

The Other segment includes the following activity:

In the second quarter of 2010:

•	a CVA and debit valuation adjustment (“DVA”) of $43 million;
•	a provision for credit losses of $20 million; and
•	lease residual gains of $15 million.

In the first quarter of 2010:

•	a $164 million charge related to special litigation reserves;
•	a provision for credit losses of $35 million; and
•	lease residual gains of $52 million.

In the second quarter of 2009:

•	a $208 million (pre-tax) securities loss associated with other-than-temporary impairment (“OTTI”) recorded in total fee and other revenue;
•	a $61 million (pre-tax) FDIC special assessment; and
•	lease residual losses of $ 10 million.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes in the Other segment was a loss of $277 million in the first six months of 2010 compared with a loss of $1.1 billion in the first six months of 2009. Total revenue increased $637 million primarily reflecting the OTTI charges recorded in the first half of 2009. Non-interest expenses (excluding special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges) decreased $71 million reflecting lower expense for litigation and government assessments.

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

Critical policy	Reference
Pension accounting	BNY Mellon’s 2009 Annual Report, pages 43 through 45.
Goodwill and other intangibles	BNY Mellon’s 2009 Annual Report, pages 42 and 43.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s 2009 Annual Report, page 39. See page 40 of this Form 10-Q for the impact of estimates on the allowance for credit losses.
Fair value of financial instruments	BNY Mellon’s 2009 Annual Report, pages 39 through 41.
OTTI	BNY Mellon’s 2009 Annual Report, pages 41 and 42. See page 35 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.

Consolidated balance sheet review

At June 30, 2010, total assets were $235.7 billion compared with $212.2 billion at Dec. 31, 2009. Deposits totaled $143.7 billion at June 30, 2010 and $135.1 billion at Dec. 31, 2009. The increase in consolidated total assets resulted from the addition of $13.4 billion for the adoption of SFAS No. 167, “Amendments to FASB interpretation No. 46 (R)” (Topic 810, Consolidation) as well as a higher level of noninterest-bearing deposits. Total assets averaged $228.8 billion in the second quarter of 2010, compared with $225.4 billion in the first quarter of 2010 and $208.5 billion in the second quarter of 2009. Total deposits averaged $134.6 billion in the second quarter of 2010, $134.4 billion in the first quarter of 2010 and $131.7 billion in the second quarter of 2009.

At June 30, 2010, we had approximately $57.9 billion of liquid funds and $25.1 billion of cash (including approximately $21.6 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $83.0 billion of available funds. This compares with available funds of $70.9 billion at Dec. 31, 2009. Our interest-bearing

BNY Mellon    33

deposits with banks are all placed with large highly-rated global financial institutions. The average life of the interest-bearing deposits is approximately 45 days.

Investment securities were $53.6 billion or 23% of total assets at June 30, 2010, compared with $56.0 or 26% of total assets at Dec. 31, 2009.

Loans were $37.1 billion or 16% of total assets at June 30, 2010, compared with $36.7 billion or 17% of total assets at Dec. 31, 2009. The increase in loan levels was primarily due to higher margin loans.

Total shareholders’ equity applicable to BNY Mellon was $30.4 billion at June 30, 2010 and $29.0 billion at Dec. 31, 2009. The increase in total shareholders’ equity primarily reflects retained earnings in the first six months of 2010 and improved credit spreads in our investment securities portfolio.

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could result in increased risk for us.

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio
	March 31, 2010	2Q10 change in unrealized gain/(loss)	June 30, 2010			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair value		Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list: (b)
European floating rate notes (c)	$5,032	$18	$4,962	$4,527		91%	$(435)	94%	6%	-%	-%	-%
Commercial MBS	2,360	23	2,338	2,357		101	19	92	5	2	1	-
Prime RMBS	1,613	69	1,685	1,568		92	(117)	51	14	9	26	-
Alt-A RMBS	756	34	781	729		72	(52)	28	8	1	63	-
Subprime RMBS	486	31	757	501		66	(256)	70	12	8	10	-
Credit cards	588	3	541	543		98	2	2	97	1	-	-
Other	376	(8)	352	361		52	9	3	1	22	42	32
Total Watch list (b)	11,211	170	11,416	10,586		88	(830)	74	12	3	10	1
Agency RMBS	18,349	238	18,480	19,039		103	559	100	-	-	-	-
Sovereign debt/ sovereign guaranteed	7,710	(6)	7,047	7,126		101	79	100	-	-	-	-
U.S. Treasury securities	7,083	48	5,853	5,948		102	95	100	-	-	-	-
Grantor Trust (d):
Alt-A RMBS	2,605	38	2,355	2,536		62	181	3	4	4	89	-
Prime RMBS	2,024	42	1,831	1,969		73	138	2	3	3	92	-
Subprime RMBS	146	2	127	148		65	21	13	5	-	82	-
FDIC-insured debt	2,586	6	2,485	2,546		102	61	100	-	-	-	-
U.S. Government agency debt	1,157	(6)	1,133	1,146		101	13	100	-	-	-	-
Other	2,650	7	2,500	2,475		99	(25)	75	10	6	-	9
Total investment Securities	$55,521	$539	$53,227	$53,519	(e)	95%	$292 (e)	85%	3%	1%	10%	1%

(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Includes RMBS, commercial MBS, and other securities.
(d)	The Grantor Trust RMBS were marked to market in the fourth quarter of 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(e)	Includes a $13 million unrealized loss on derivatives hedging available for sale securities.

The fair value of our investment securities portfolio was $53.5 billion at June 30, 2010, compared with $55.5 billion at March 31, 2010 and $55.9 billion at Dec. 31, 2009. The decrease in the securities portfolio at June 30, 2010 compared with March 31,

2010 primarily reflects maturities, sales, paydowns and foreign exchange partially offset by purchases.

At June 30, 2010, the total investment securities portfolio had an unrealized pre-tax gain of $292

34    BNY Mellon

million compared with an unrealized pre-tax loss of $247 million at March 31, 2010. The unrealized net of tax gain on our investment securities available for sale portfolio included in other comprehensive income was $162 million at June 30, 2010. The unrealized net of tax loss on our investment securities available for sale portfolio at March 31, 2010 was $180 million. The improvement in the valuation of the investment securities portfolio was due to tightening spreads and a decline in interest rates.

At June 30, 2010, 85% of the securities in our portfolio were rated AAA/AA-, unchanged from March 31, 2010.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At June 30, 2010, we had $1.5 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these transactions had a remaining average life of approximately 4.1 years. The accretion of discount related to these securities increased net interest revenue and is recorded on a level yield basis. The discount accretion totaled $104 million in the second quarter of 2010, $137 million in the first quarter of 2010 and $10 million in the second quarter of 2009.

Also, at June 30, 2010, we had $487 million of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 2.6 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $43 million in the second quarter of 2010, $67 million in the first quarter of 2010 and $9 million in the second quarter of 2009. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis.

Net securities gains in the second quarter of 2010 were $13 million. The following table provides pre-tax securities gains (losses) by type.

				Year-to-date
Net securities gains (losses) (in millions)	2Q10	1Q10	2Q09	2010	2009
Alt-A RMBS	$(6)	$(7)	$(114)	$(13)	$(239)
Prime RMBS	-	-	(9)	-	(12)
Home equity lines of credit	-	-	(4)	-	(22)
European floating rate notes	-	-	(66)	-	(70)
Credit cards	-	-	(26)	-	(28)
Other	19	14	(37)	33	(180)
Net securities gains (losses)	$13	$7	$(256)	$20	$(551)

On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the second quarter of 2010, this analysis resulted in a $1 million credit loss on Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios and the securities portfolio held by the Grantor Trust, credit-related impairment charges on these securities would have increased to $2.5 million (pre-tax) or decreased to $0.3 million (pre-tax) in the second quarter of 2010. See Note 5 to the Notes to Consolidated Financial Statements for the projected weighted average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2010.

European floating rate notes at June 30, 2010 (a)				Total fair value
(in millions)	United Kingdom	Netherlands	Other
RMBS	$2,173	$904	$847	$3,924
Other	262	72	269	603
Total	$2,435	$976	$1,116	$4,527

(a)	94% of these securities are in the AAA to AA- ratings category.

Included in our investment securities portfolio are the following securities that have credit enhancement provided through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	June 30, 2010		Dec. 31, 2009
State and political subdivisions	$621		$610
Mortgage-backed securities	133		137
Total fair value	$754	(a)	$747
Amortized cost less securities losses	$793		$761
Mark-to-market unrealized (loss) (pre-tax)	$(39)		$(14)

(a)	The par value guaranteed by the monoline insurers was $854 million.

At June 30, 2010, securities guaranteed by monoline insurers were rated 43% AAA to AA-, 21% A+ to A-, 13% BBB+ to BBB- and 23% BB+ and lower. The increase in fair value from Dec. 31, 2009 primarily reflects purchases of municipal securities partially offset by maturities, calls and paydowns of mortgage-backed securities. When purchasing securities, we review the credit quality of the underlying securities, as well as the insurer.

See Note 15 to the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon    35

Loans

Total exposure – consolidated	June 30, 2010			Dec. 31, 2009
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$9.2	$16.9	$26.1	$9.0	$18.5	$27.5
Commercial	2.4	20.7	23.1	3.0	22.5	25.5
Subtotal institutional	11.6	37.6	49.2	12.0	41.0	53.0
Wealth management loans and mortgages	6.2	1.9	8.1	6.2	1.8	8.0
Commercial real estate	2.0	1.5	3.5	2.0	1.7	3.7
Lease financing	3.3	0.1	3.4	3.5	0.1	3.6
Other residential mortgages	2.2	-	2.2	2.2	-	2.2
Overdrafts	5.9	-	5.9	6.1	-	6.1
Other	0.3	0.1	0.4	-	-	-
Subtotal non-margin loans	31.5	41.2	72.7	32.0	44.6	76.6
Margin loans	5.6	-	5.6	4.7	-	4.7
Total	$37.1	$41.2	$78.3	$36.7	$44.6	$81.3

At June 30, 2010, total exposures were $78.3 billion, a decrease of 4% from $81.3 billion at Dec. 31, 2009, primarily reflecting a decrease in institutional exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 63% of our total lending exposure.

Our total exposure to Portugal and Greece was $4 million at June 30, 2010.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2010					Dec. 31, 2009
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$4.1	$2.5	$6.6	67%	92%	$3.3	$2.9	$6.2
Securities industry	3.7	2.5	6.2	92	97	3.6	2.1	5.7
Insurance	0.2	5.0	5.2	88	44	0.4	6.0	6.4
Asset managers	0.9	2.7	3.6	95	85	1.0	2.8	3.8
Government	0.1	2.2	2.3	97	52	0.1	2.9	3.0
Other	0.2	2.0	2.2	92	48	0.6	1.8	2.4
Total	$9.2	$16.9	$26.1	86%	76%	$9.0	$18.5	$27.5

The financial institutions portfolio exposure was $26.1 billion at June 30, 2010, compared to $27.5 billion at Dec. 31, 2009. The decrease from Dec. 31, 2009 primarily reflects decreases in insurance and government exposure. Financial institution exposures are high quality with 86% meeting the investment grade equivalent criteria of our rating system at June 30, 2010. These exposures are generally short-term, with 76% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high quality with 95% meeting our investment grade equivalent ratings criteria as of June 30, 2010. These exposures are generally short-term liquidity

36    BNY Mellon

facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	June 30, 2010					Dec. 31, 2009
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.8	$7.6	84%	38%	$1.0	$7.7	$8.7
Manufacturing	0.7	6.1	6.8	83	23	0.9	6.4	7.3
Energy and utilities	0.5	5.9	6.4	82	22	0.6	6.3	6.9
Media and telecom	0.4	1.9	2.3	58	28	0.5	2.1	2.6
Total	$2.4	$20.7	$23.1	80%	28%	$3.0	$22.5	$25.5

The commercial portfolio exposure decreased 9% to $23.1 billion at June 30, 2010, from $25.5 billion at Dec. 31, 2009, reflecting decreased exposures in all categories. Our goal is to migrate towards a predominantly investment grade portfolio.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At both June 30, 2010 and

Dec. 31, 2009, total exposures in our automotive portfolio included $109 million of secured exposure to one of the big three U.S. automotive manufacturers. We also had $61 million of exposure to four automotive suppliers at June 30, 2010.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Financial institutions	90%	84%	85%	85%	86%
Commercial	80%	80%	80%	80%	80%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 61% at origination. In the wealth management portfolio, 1% of the mortgages were past due at June 30, 2010.

At June 30, 2010, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York—22%; Massachusetts—17%; California—17%; Florida—9%; and other 35%.

Commercial real estate

Our commercial real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.5 billion at June 30, 2010 and $3.7 billion at Dec. 31, 2009.

At June 30, 2010, approximately 72% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with approximately 53% secured by residential buildings, 30% secured by office buildings, 8% secured by retail properties and 9% by other categories. Approximately 95% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At June 30, 2010, our commercial real estate portfolio was comprised of the following

BNY Mellon    37

concentrations: New York metro – 51%; investment grade REITs – 26%; and other – 23%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.2 billion and $226 million of airline exposures at June 30, 2010. Approximately 91% of the leasing exposure is investment grade, or investment grade equivalent.

At June 30, 2010, our $226 million of exposure to the airline industry consisted of a $16 million real estate lease exposure, as well as the airline-leasing portfolio which included $74 million to major U.S. carriers, $122 million to foreign airlines and $14 million to U.S. regional airlines.

During the second quarter of 2010, the U.S. domestic airline industry continued to be in a weak financial condition due to high debt levels. Combined with their high cost operation models, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and to closely monitor the portfolio.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.2 billion at June 30, 2010. Included in this portfolio is approximately $900 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2010, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 75% and approximately 26% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At June 30, 2010, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

38    BNY Mellon

Allowance for credit losses activity (dollar amounts in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Margin loans	$5,602	$4,863	$4,657	$3,922
Non-margin loans	31,545	29,024	32,032	34,312
Total loans	$37,147	$33,887	$36,689	$38,234
Quarterly activity
Allowance for credit losses:
Beginning balance	$638	$628	$596	$559
Transferred to discontinued operations	-	-	-	(40)
Provision for credit losses	20	35	65	61
Net (charge-off) recoveries:
Commercial	-	12	(14)	(25)
Commercial real estate	(1)	(5)	(2)	(13)
Other residential mortgages	(10)	(12)	(17)	(16)
Financial institutions	(1)	(20)	-	-
Wealth Management	(1)	-	-	-
Net (charge-offs)	(13)	(25)	(33)	(54)
Total allowance for credit losses	$645	$638	$628	$526
Allowance for loan losses	$542	$520	$503	$434
Allowance for unfunded commitments	103	118	125	92
Allowance for loan losses as a percent of total loans	1.46%	1.53%	1.37%	1.14%
Allowance for loan losses as a percent of non-margin loans	1.72%	1.79%	1.57%	1.27%
Total allowance for credit losses as a percent of total loans	1.74%	1.88%	1.71%	1.38%
Total allowance for credit losses as a percent of non-margin loans	2.04%	2.20%	1.96%	1.53%

Net charge-offs were $13 million in the second quarter of 2010, $25 million in the first quarter of 2010, $33 million in the fourth quarter of 2009 and $54 million in the second quarter of 2009. Net charge-offs in the second quarter of 2010 included $10 million in residential mortgages. Net charge-offs in the first quarter of 2010 included $15 million to a mortgage company and $12 million in residential mortgages, partially offset by $12 million of recoveries from the media portfolio. Net charge-offs in the fourth quarter of 2009 included $17 million in residential mortgages and $9 million to finance and lease companies. Net charge-offs in the second quarter of 2009 included $16 million in residential mortgages, $13 million in commercial real estate, $10 million from the media portfolio and $8 million from an automotive supply manufacturer.

The provision for credit losses was $20 million in the second quarter of 2010 compared with $35 million in the first quarter of 2010, $65 million in the fourth quarter of 2009 and $61 million in the second quarter of 2009. The decrease in the provision for credit losses primarily reflects a decrease in higher risk-rated loans and nonperforming loans.

The total allowance for credit losses was $645 million at June 30, 2010, $638 million at March 31, 2010, $628 million at Dec. 31, 2009 and $526 million at June 30, 2009. The increase in the allowance for credit losses compared with March 31, 2010 resulted from a provision for credit losses of $20 million, partially offset by net charge-offs of $13 million. The ratio of the total allowance for credit losses to non-margin loans was 2.04% at June 30, 2010, 2.20% at March 31, 2010, 1.96% at Dec. 31, 2009 and 1.53% at June 30, 2009. The ratio of the allowance for loan losses to non-margin loans was 1.72% at June 30, 2010, 1.79% at March 31, 2010, 1.57% at Dec. 31, 2009 and 1.27% at June 30, 2009. The decrease in these ratios at June 30, 2010 compared with March 31, 2010 resulted from a higher level of overdrafts and broker-dealer loans.

We had $5.6 billion of secured margin loans on our balance sheet at June 30, 2010 compared with $4.9 billion at March 31, 2010, $4.7 billion at Dec. 31, 2009 and $3.9 billion at June 30, 2009. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and the allowance for unfunded commitments consist of three elements:

•	an allowance for impaired credits (nonaccrual loans over $1 million);
•	an allowance for higher risk rated credits and pass rated credits; and
•	an unallocated allowance based on general economic conditions and risk factors in our individual markets.

Our lending is primarily to institutional customers. As a result, our loans are generally larger than $1 million. Therefore, the first element, impaired credits, is based on individual analysis of all nonperforming loans over $1 million. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

BNY Mellon    39

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

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance
	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Commercial	35%	37%	41%	50%
Other residential mortgages	28	27	25	18
Financial institutions	6	9	13	17
Commercial real estate	6	6	7	2
Wealth management (a)	5	5	9	7
Foreign	1	1	1	1
Unallocated	19	15	4	5
Total	100%	100%	100%	100%
(a)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment. The unallocated allowance for credit losses was 19% at June 30, 2010, up from 15% at March 31, 2010, 4% at Dec. 31, 2009 and 5% at June 30, 2009. The increase in the unallocated allowance reflects improved credit quality and a lower level of nonperforming assets compared with prior periods. At June 30, 2010, if the unallocated allowance, as a percentage of the total allowance, was 5% higher or lower, the allowance would have increased by approximately $43 million or decreased by approximately $38 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better on our internal rating system, the allowance for credit losses would have decreased by $119 million, while if each credit were rated one grade worse on our internal rating system, the allowance for credit losses would have increased by $162 million. Similarly, if the loss given default were one rating worse, the allowance for credit losses would have increased by $54 million, while if the loss given default were one rating better, the allowance for credit losses would have decreased by $77 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance for credit losses would have increased or decreased by $2 million, respectively.

40    BNY Mellon

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	June 30, 2010		March 31, 2010		Dec. 31, 2009
Loans:
Other residential mortgages	$229		$204		$190
Wealth management	62		58		58
Commercial real estate	49		50		61
Commercial	40		40		65
Financial institutions	20		102		172
Total nonperforming loans	$400		$454		$546
Other assets owned	6		5		4
Total nonperforming assets	$406	(a)	$459	(a)	$550
Nonperforming assets ratio	1.1%		1.4%		1.5%
Allowance for loan losses/ nonperforming loans	135.5		114.5		92.1
Allowance for loan losses/ nonperforming assets	133.5		113.3		91.5
Total allowance for credit losses/nonperforming loans	161.3		140.5		115.0
Total allowance for credit losses/nonperforming assets	158.9		139.0		114.2
(a)	The adoption of ASC 810 resulted in BNY Mellon consolidating loans of consolidated asset management funds of $12.1 billion at June 30, 2010 and $11.3 billion at March 31, 2010. Included in these loans are $131 million and $150 million of nonperforming loans, respectively. These loans are not part of BNY Mellon’s loan portfolio. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses and accordingly are excluded from the nonperforming assets table above.

The decrease in nonperforming assets compared with March 31, 2010 primarily resulted from an $87 million repayment in the financial institution portfolio, partially offset by additions of $25 million of nonperforming residential mortgages. The ratio of allowance for loan losses to nonperforming assets was 133.5% at June 30, 2010 compared with 113.3% at March 31, 2010. The increase primarily reflects the lower level of nonperforming loans.

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

Nonperforming assets quarterly activity (in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009
Balance at beginning of period	$459	$550	$560
Additions	44	17	25
Net charge-offs	(3)	(25)	(12)
Paydowns/sales	(95)	(84)	(22)
Other	1	1	(1)
Balance at end of period	$406	$459	$550

Loans past due 90 days and still accruing interest totaled $390 million at June 30, 2010 compared with $397 million at March 31, 2010. Past due loans at both June 30, 2010 and March 31, 2010 include loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. The remainder of past due loans at June 30, 2010 primarily include $77 million of other residential mortgages.

Interest income would have increased by $7.1 million and $4.1 million for the second quarters of 2010 and 2009, respectively, if loans of $400 million on nonaccrual status at June 30, 2010 and $372 million at June 30, 2009 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $13.9 million and $7.9 million for the six months ended 2010 and 2009, respectively, had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans greater than $1 million. We use the discounted cash flow, collateral value, or market price methods for valuing our impaired loans. Impaired commercial loans in amounts less than $1 million at June 30, 2010 were $3.8 million and had an allowance for loan losses

BNY Mellon    41

associated with them of $0.5 million. The allowance for loan losses for impaired loans less than $1 million was measured using our expected loss model described on page 40.

Impaired loans (in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Impaired loans with an allowance	$142	$224	$303	$200
Impaired loans without an allowance (a)	22	20	42	1
Total impaired loans	$164	$244	$345	$201
Allowance for impaired loans (b)	$25	$28	$51	$41
Average balance of impaired loans during quarter	$211	$304	$216	$124
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $143.7 billion at June 30, 2010, compared with $135.1 billion at Dec. 31, 2009. The increase in deposits reflects higher noninterest-bearing domestic deposits.

Noninterest-bearing deposits were $42.2 billion at June 30, 2010, compared with $33.5 billion at Dec. 31, 2009. Interest-bearing deposits were $101.5 billion at June 30, 2010, compared with $101.6 billion at Dec. 31, 2009.

Support agreements

In 2008, we voluntarily provided support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, as well as clients invested in funds within our securities lending business.

These support agreements are designed to enable these funds to continue to operate at a stable net asset value. In the second quarter of 2010, we recorded support agreement charges of $9 million (pre-tax). This charge primarily reflects a decrease in the market value of Lehman securities. At June 30, 2010, the value of Lehman securities decreased to 19.50% from 23.00% at March 31, 2010.

At June 30, 2010, our potential maximum exposure to support agreements was approximately $116 million, after deducting the reserve at June 30, 2010.

Potential maximum exposure is based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($90 million) as well as other client agreements ($26 million).

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

Our liquidity policy is based on several core principles. BNY Mellon seeks to maintain an adequate liquidity cushion in both normal and stressed environments and seeks to diversify funding sources by customer, market segment and maturity. Liquidity is managed on a subsidiary basis, a consolidated basis and at The Bank of New York Mellon Corporation parent company (“Parent”) level.

Primary uses of liquidity include withdrawals of customer deposits and client drawdowns on unfunded credit or liquidity facilities. We actively monitor unfunded loan commitments, thereby reducing unanticipated funding requirements.

At June 30, 2010, we had approximately $57.9 billion of liquid funds and $25.1 billion of cash (including approximately $21.6 billion on deposit with the Federal Reserve and other central banks) for a total of approximately $83.0 billion of available funds. This compares with available funds of $70.9 billion at Dec. 31, 2009. Our liquid assets to total assets were 35% at June 30, 2010 compared with 33% at Dec. 31, 2009.

On an average basis for the first six months of 2010 and 2009, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $31.1 billion and $25.4 billion, respectively. The increase year-over-year primarily

42    BNY Mellon

reflects higher levels of money market rate accounts and federal funds purchased, partially offset by lower levels of certificates of deposits greater than $100,000. Average foreign deposits, primarily from our European-based securities servicing business, were $70.0 billion and $74.4 billion for the first six months of 2010 and 2009, respectively. Domestic savings and other time deposits averaged $6.9 billion for the first six months of 2010, compared with $6.0 billion for the first six months of 2009.

Average payables to customers and broker-dealers were $6.5 billion for the first six months of 2010 and $4.4 billion for the first six months of 2009. Long-term debt averaged $16.6 billion in the first six months of 2010 and $16.1 billion in the first six months of 2009. Average noninterest-bearing deposits decreased to $34.0 billion in the first six months of 2010 from $37.9 billion in the first six months of 2009. A significant reduction in our securities servicing businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the long-term debt and equity markets.

As a result of charges recorded in 2009 related to the restructuring of the investment securities portfolios, The Bank of New York Mellon and BNY Mellon, N.A. are required to obtain consent from our regulators prior to paying a dividend. Despite this limitation, management estimates that liquidity at the Parent will continue to be sufficient to meet BNY Mellon’s ongoing quarterly dividends at the current level of $0.09 per share. Based on projections, we currently expect this restriction to be lifted in the fourth quarter of 2010.

At June 30, 2010, our other bank subsidiaries had the ability to pay dividends of approximately $212 million to the Parent without the need for a regulatory waiver. In addition, at June 30, 2010, nonbank subsidiaries of the Parent had liquid assets of approximately $1.1 billion.

Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve and, until the settlement of the equity forward contract executed in June 2010, may trigger an early valuation event under such forward contract.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 22 to the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K.

For the quarter ended June 30, 2010, the Parent’s quarterly average commercial paper borrowings were $11 million compared with $263 million for the quarter ended June 30, 2009. The Parent had cash of $3.0 billion at June 30, 2010 compared with $4.4 billion at Dec. 31, 2009. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $7 million at June 30, 2010 and $12 million at Dec. 31, 2009. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2010 decreased by $1.4 billion compared with Dec. 31, 2009 reflecting maturity of long-term debt. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of June 30, 2010, the Parent met its liquidity target.

In July 2010, the Parent launched a new commercial paper program, which is in addition to the program discussed above, under which it may issue commercial paper to certain institutional accredited investors in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Commercial paper notes issued under this program will have a maturity not exceeding 397 days from the date of issuance.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at June 30, 2010 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 130% and
•	adequate capitalization of all our bank subsidiaries for regulatory purposes.

BNY Mellon    43

We are currently in compliance with these covenants. There were no borrowings under this facility at June 30, 2010.

We also have the ability to access the capital markets. In June 2010, we filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans.

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of June 30, 2010 were as follows:

Debt ratings at June 30, 2010
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

In April 2010, one of the rating agencies announced that regulatory changes proposed by the Senate Regulatory Reform Bill, which has since been signed into law as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. The rating agency anticipates that once implementing regulations clarify the final form of regulatory reform, the potentially affected ratings would be placed under review. The rating agency further indicated it would consider the pace over which any benefits resulting from regulatory reform would accrue versus the likely pace over which systemic support would be curtailed. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit two notches of “lift” as a result of the rating agency’s government support assumptions. Other institutions benefit between one and five notches of “lift”. If these rating changes occur as proposed, the Parent, The Bank of New York Mellon and BNY Mellon, N.A. would remain at the highest level for all U.S. bank holding companies and U.S. banks.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investments in its subsidiaries.

In the second quarter of 2010, we issued $650 million of senior long-term debt and $500 million of senior long-term debt matured. The Parent has $100 million of long-term debt that will mature in the remainder of 2010. The Parent has the option to call $1.1 billion of subordinated debt in the remainder of 2010, which it may call and refinance if market conditions are favorable.

We have $850 million of trust-preferred securities that are freely callable in 2010. These securities currently qualify as Tier 1 capital. Any decision to call these securities will be based on interest rates, the availability of cash and capital, and regulatory conditions, as well as the implementation of the Dodd-Frank Act, which eliminates these trust-preferred securities from the Tier 1 capital of large bank holding companies, including BNY Mellon, over a three year period beginning Jan. 1, 2013.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at June 30, 2010 and 2009 were 104.15% and 103.48%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $935 million extended by 14 financial institutions matures in March 2011. In the second quarter of 2010, the average borrowing against these lines of credit was $176 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2010. The average borrowing against this line of credit was $2 million during the second quarter of 2010. Pershing LLC

44    BNY Mellon

has five separate uncommitted lines of credit amounting to $1 billion in aggregate. Average daily borrowing under these lines was $572 million, in aggregate, during the second quarter of 2010.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million extended by five financial institutions matures in March 2011. In the second quarter of 2010, there were no borrowings against these lines of credit. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $5 million, in aggregate, during the second quarter of 2010.

Statement of cash flows

Cash used for operating activities was $0.1 billion for the six months ended June 30, 2010, compared with $0.3 billion provided by operating activities for the six months ended June 30, 2009. In the first six months of 2010, changes in trading activities partially offset by earnings and depreciation and amortization were a significant use of funds. In the first six months of 2009, earnings, partially offset by changes in trading activities, accruals and other balances were a significant source of funds.

In the first six months of 2010, cash used for investing activities was $14.3 billion compared with $30.8 billion provided by investing activities in the first six months of 2009. In the first six months of 2010, an increase in interest-bearing deposits with the Federal Reserve and other central banks, margin loans and federal funds sold and securities purchased under resale agreements were a significant use of funds partially offset by a decrease in securities available for sale. In the first six months of 2009, a decrease in interest-bearing deposits with banks and the Federal Reserve and other central banks was a significant source of funds, partially offset by purchases of securities available for sale.

Through June 30, 2010, cash provided by financing activities was $14.3 billion, compared to $32.2 billion used for financing activities in the first six months of 2009. In the first six months of 2010, changes in deposits and other funds borrowed were a significant source of funds, partially offset by repayments of long-term debt. In the first six months of 2009, changes in deposits, other borrowed funds and the repurchase of the Series B preferred stock were significant uses of funds, partially offset by proceeds from issuances of long-term debt and common stock.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Average total BNY Mellon shareholders’ equity to average total assets	13.3%	13.2%	13.5%	13.9%

At period end:
Common shareholders’ equity to total assets ratio	12.9%	13.5%	13.7%	13.4%
Total The Bank of New York Corporation shareholders’ equity	$30,396	$29,683	$28,977	$27,276
Tangible common shareholders’ equity – Non-GAAP (a)	$11,331	$10,537	$9,540	$7,945
Book value per common share	$25.04	$24.47	$23.99	$22.68
Tangible book value per common share – Non-GAAP (a)	$9.33	$8.69	$7.90	$6.60
Dividends per common share	$0.09	$0.09	$0.09	$0.09
Dividend yield	1.5%	1.2%	1.3%	1.2%
Closing common stock price per share	$24.69	$30.88	$27.97	$29.31
Market capitalization	$29,975	$37,456	$33,783	$35,255
Common shares outstanding	1,214,042	1,212,941	1,207,835	1,202,828

(a)	See supplemental information beginning on page 50 for the reconciliation of GAAP to non-GAAP.

BNY Mellon    45

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2009. The increase primarily reflects retained earnings in the first six months of 2010 and an unrealized gain in the investment securities portfolio resulting from improved credit spreads.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in other comprehensive income was $162 million at June 30, 2010 compared with an unrealized net of tax loss of $180 million at March 31, 2010. The improvement primarily reflects tightening credit spreads and a decline in interest rates.

In June 2010, BNY Mellon priced 25.9 million common shares in an underwritten public offering, at $27.00 per common share, for a total of $700 million. In connection with this offering, BNY Mellon has entered into a forward sale agreement with a forward purchaser, who borrowed and sold to the public through the underwriters shares of the Company’s common stock. The Company will not receive any proceeds from the sale of its common stock until settlement of the forward sale agreement, which is expected to occur in the third quarter of 2010.

In July 2010, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on Aug. 10, 2010, to shareholders of record as of the close of business on July 30, 2010.

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

As of June 30, 2010, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and leverage (Tier 1 capital to average assets).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Consolidated capital ratios:
Tier 1 capital	6%	4%	13.5%	13.3%	12.1%	12.5%
Total capital	10	8	17.2	17.2	16.0	16.0
Leverage	5	3	6.6	6.5	6.5	7.6
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (a)			6.3%	6.1%	5.2%	4.8%
Tier 1 common equity to risk-weighted assets ratio (a)			11.9	11.6	10.5	11.1

The Bank of New York Mellon capital ratios:
Tier 1 capital	6%	4%	12.5%	12.3%	11.2%	11.8%
Total capital	10	8	16.5	16.3	15.0	15.1
Leverage	5	3	6.6	6.6	6.3	7.6

(a)	See Supplemental information beginning on page 50 for a calculation of this ratio.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher.

Our Tier 1 capital ratio was 13.5% at June 30, 2010, compared with 13.3% at March 31, 2010, 12.1% at Dec. 31, 2009 and

12.5% at June 30, 2009. The increase from March 31, 2010 primarily reflects earnings retention, partially offset by higher risk-weighted assets.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under ASU 2009-16 and ASU

46    BNY Mellon

2009-17. The final rule allows for (1) opting for a two-quarter delay through June 30, 2010, of recognition of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard and (2) a phase-in of 50% of those effects for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 with full phase-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of ASC 810 for capital purposes. At June 30, 2010, had we fully phased-in the implementation of ASC 810, our Tier 1 capital ratio would have been negatively impacted by approximately 136 basis points, assuming we had taken no mitigating actions.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 13 basis points while a

$100 million change in common equity changes the Tier 1 capital ratio by approximately 10 basis points.

Our tangible common equity to tangible assets ratio was 6.3% at June 30, 2010, up from 6.1% at March 31, 2010, 5.2% at Dec. 31, 2009 and 4.8% at June 30, 2009. The increase compared with March 31, 2010 was due to earnings retention and the improvement in the unrealized gain on our available-for-sale securities portfolio, partially offset by a larger balance sheet at June 30, 2010.

At June 30, 2010, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which currently qualifies as Tier 1 capital.

The following table presents the components of our risk-based capital at June 30, 2010, March 31, 2010, Dec. 31, 2009 and June 30, 2009, respectively.

Components of Tier 1 and total risk-based capital (a) (in millions)	June 30, 2010	March 31, 2010	Dec. 31, 2009	June 30, 2009
Tier 1 capital:
Common shareholders’ equity	$30,396	$29,683	$28,977	$27,276
Trust-preferred securities	1,663	1,667	1,686	1,691
Adjustments for:
Goodwill and other intangibles (b)	(19,064)	(19,145)	(19,437)	(19,331)
Pensions	1,045	1,062	1,070	1,085
Securities valuation allowance	(162)	180	619	4,352
Merchant banking investments	(21)	(21)	(32)	(29)
Total Tier 1 capital	13,857	13,426	12,883	15,044
Tier 2 capital:
Qualifying unrealized gains on equity securities	3	4	3	1
Qualifying subordinate debt	3,191	3,330	3,429	3,611
Qualifying allowance for credit losses	645	639	665	617
Total Tier 2 capital	3,839	3,973	4,097	4,229
Total risk-based capital	$17,696	$17,399	$16,980	$19,273
Total risk-weighted assets	$102,807	$101,197	$106,328	$120,566

(a)	On a regulatory basis and including discontinued operations.
(b)	Reduced by deferred tax liabilities of $2.4 billion at June 30, 2010, March 31, 2010, Dec. 31, 2009 and June 30, 2009 associated with non-tax deductible identifiable intangible assets and tax deductible goodwill.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers. The risk from these market making activities and from our own positions is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VAR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VAR methodology.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a) (in millions)	2nd Quarter 2010			June 30, 2010
	Average	Minimum	Maximum
Interest rate	$5.1	$3.4	$8.9	$4.5
Foreign exchange	2.8	1.7	5.0	1.8
Equity	3.0	1.6	5.0	4.2
Credit	0.8	0.5	1.3	1.1
Diversification	(5.5)	N/M	N/M	(5.0)
Overall portfolio	6.2	3.5	10.1	6.6

BNY Mellon    47

VAR (a)	1st Quarter 2010
(in millions)	Average	Minimum	Maximum	2010
Interest rate	$7.6	$4.8	$10.9	$8.4
Foreign exchange	2.3	0.9	4.3	3.5
Equity	2.5	1.3	3.9	3.1
Credit	0.7	0.5	0.8	0.6
Diversification	(4.9)	N/M	N/M	(4.7)
Overall portfolio	8.2	5.5	11.4	10.9

VAR (a)	2nd Quarter 2009			June 30, 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$4.8	$2.8	$8.0	$4.5
Foreign exchange	2.7	1.2	4.6	2.2
Equity	2.3	1.7	3.0	1.7
Credit	3.8	2.4	6.0	2.7
Diversification	(6.1)	N/M	N/M	(6.6)
Overall portfolio	7.5	4.5	12.6	4.5

VAR (a)	Year-to-date 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$6.4	$3.4	$10.9
Foreign exchange	2.6	0.9	5.0
Equity	2.7	1.3	5.0
Credit	0.7	0.5	1.3
Diversification	(5.2)	N/M	N/M
Overall portfolio	7.2	3.5	11.4

VAR (a)	Year-to-date 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$4.9	$2.8	$8.0
Foreign exchange	2.5	1.2	5.6
Equity	2.9	1.6	8.1
Credit	4.1	2.4	7.5
Diversification	(6.5)	N/M	N/M
Overall portfolio	7.9	4.5	13.2

(a)	VAR figures do not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the second quarter of 2010, interest rate risk generated 43% of average VAR, equity risk generated 26% of average VAR, foreign exchange risk generated 24% of average VAR and credit risk generated 7% of average VAR. During the second quarter of 2010, our daily trading loss did not exceed our calculated VAR amount on any given day.

BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the second quarter of 2010, the volatility of this index increased approximately 36 basis points from the first quarter of 2010.

The following table of total daily revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Revenue range:	Number of days
Less than $(2.5)	2	-	1	-	1
$(2.5) - $0	2	5	5	3	2
$0 - $2.5	11	16	13	15	18
$2.5 - $5.0	23	24	22	22	21
More than $5.0	26	19	21	21	22

(a)	Distribution of trading revenues (losses) does not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment.

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on an AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ASC 820 - Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At June 30, 2010, our over-the-counter (“OTC”) derivative assets of $5.2 billion included a credit valuation adjustment (“CVA”) deduction of $131 million, including $65 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $6.0 billion included $20 million of debit valuation adjustments (“DVA”) related to our own credit spread.

Adjustments to the CVA and DVA decreased foreign exchange and other trading activities revenue by $43 million in the second quarter of 2010. Adjustments related to exposure that we applied our own credit spread to decreased foreign exchange and other trading activities revenue by $5 million in the second quarter of 2010.

48    BNY Mellon

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure.

Foreign exchange and other trading
counterparty risk rating profile (a)
	Quarter ended
	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010
Rating:
AAA to AA-	57%	58%	56%	54%	52%
A+ to A-	20	17	22	23	19
BBB+ to BBB-	14	16	15	16	22
Noninvestment grade (BB+ and lower)	9	9	7	7	7
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at June 30, 2010	Sensitivity
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$364	12.6%
up 100 bps vs. baseline	236	8.1

bps	- basis points.

The baseline scenario’s Fed Funds rate in the June 30, 2010 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point June 30, 2010 scenarios assume 10-year rates rise 250 and 150 basis points, respectively.

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

Off-balance-sheet financial instruments

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests, support agreements and certain derivative instruments related to our common stock. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business; securities lending indemnifications issued as part of our servicing and fiduciary businesses and support agreements issued to customers in our asset servicing and asset management businesses.

See the Support agreements section and Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon    49

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible total assets of operations is a measure of capital strength that adds additional useful information to investors, supplementing the Tier 1 capital ratio which is utilized by regulatory authorities. Unlike the Tier 1 capital ratio, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income.

BNY Mellon has provided a measure of tangible book value per share which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains (losses) and noncontrolling interests related to consolidated asset management funds; and expense measures which exclude special litigation reserves taken in the first quarter of 2010, the FDIC special assessment, restructuring charges, M&I expenses and intangible amortization expenses, and measures which utilize net income excluding tax items such as benefit of tax settlements. Return on equity measures and operating margin measures which exclude some or all of these items are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where valuation or other accounting/regulatory requirements require charges unrelated to operational initiatives. M&I expenses primarily relate to the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction, and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. With regards to the exclusion of net securities gains (losses), BNY Mellon’s primary businesses are Asset and Wealth Management and Institutional Services. The management of these sectors is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. Management of the investment securities portfolio is a shared service contained in the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. With regards to higher yields related to the restructured investment securities portfolio, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the segment results. Restructuring charges relate to migrating positions to global growth centers and the elimination of certain positions.

Excluding the benefit of tax settlements permits investors to calculate the tax impact of BNY Mellon’s primary businesses. The presentation of financial measures excluding special litigation reserves in the first quarter of 2010 provides investors with the ability to view performance metrics on the basis that management views results. The presentation of income of consolidated asset management funds, net of noncontrolling interests

50    BNY Mellon

related to the consolidation of certain asset management funds, permits investors to view revenue on a basis consistent with prior periods. BNY Mellon believes that these presentations, as a supplement to GAAP information, gives investors a clearer picture of the results of its primary businesses.

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

Reconciliation of income (loss) from continuing operations before income taxes – pre-tax operating margin
(dollars in millions)	2Q10	1Q10	2Q09	YTD10	YTD09
Income (loss) from continuing operations before income taxes – GAAP	$1,006	$884	$513	$1,890	$1,085
Less: Net securities gains (losses)	13	7	(256)	20	(551)
Noncontrolling interests of consolidated asset management funds	33	24	-	57	-
Add: Special litigation reserves	N/A	164	N/A	164	N/A
FDIC special assessment	-	-	61	-	61
M&I expenses	14	26	59	40	127
Restructuring charges	(15)	7	6	(8)	16
Intangible amortization	98	97	108	195	215
Income (loss) from continuing operations before income taxes excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, special litigation reserves, FDIC special assessment, M&I expenses, restructuring charges and intangible amortization – Non-GAAP	$1,057	$1,147	$1,003	$2,204	$2,055

Fee and other revenue – GAAP	$2,571	$2,549	$2,257	$5,120	$4,393
Income of consolidated asset management funds – GAAP	65	65	-	130	-
Net interest revenue – GAAP	722	765	700	1,487	1,475
Total revenue – GAAP	3,358	3,379	2,957	6,737	5,868
Less: Net securities gains (losses)	13	7	(256)	20	(551)
Noncontrolling interests of consolidated asset management funds	33	24	-	57	-
Total revenue excluding net securities gains (losses) and noncontrolling interests of consolidated asset management funds – Non-GAAP	$3,312	$3,348	$3,213	$6,660	$6,419

Pre-tax operating margin (a)	30%	26%	17%	28%	18%
Pre-tax operating margin excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, special litigation reserves, FDIC special assessment, M&I expenses, restructuring charges and intangible amortization – Non-GAAP (a)	32%	34%	31%	33%	32%
(a)	Income (loss) before taxes divided by total revenue.
N/A	– Not applicable.

Asset servicing revenue (in millions)	2Q10	1Q10	2Q09
Asset servicing revenue	$668	$637	$671
Less: Securities lending fee revenue	46	29	97
Asset servicing revenue excluding securities lending fee revenue	$622	$608	$574

Asset and wealth management fee revenue				2Q10 vs.
(dollars in millions)	2Q10	1Q10	2Q09	1Q10	2Q09
Asset and wealth management fee revenue	$676	$678	$637	-%	6%
Less: Performance fees	19	13	26
Add: Revenue from consolidated asset management funds, net of noncontrolling interests	29	25	-
Asset and wealth management fee revenue excluding performance fees	$686	$690	$611	(1)%	12%

51    BNY Mellon

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	2Q10	1Q10	2Q09	YTD10	YTD09
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$658	$559	$176	$1,217	$498
Less: Loss from discontinued operations, net of tax	(10)	(42)	(91)	(52)	(132)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	668	601	267	1,269	630
Add: Intangible amortization	60	62	67	122	133
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	728	663	334	1,391	763
Less: Net securities gains (losses)	8	5	(161)	13	(344)
Add: Special litigation reserves	N/A	98	N/A	98	N/A
FDIC special assessment	-	-	36	-	36
M&I expenses	9	16	36	25	77
Restructuring charges	(9)	5	4	(4)	11
Benefit of tax settlements	-	-	(134)	-	(134)
Net income from continuing operations excluding net securities gains (losses), special litigation reserves, FDIC special assessment, M&I expenses, restructuring charges, benefit of tax settlements and intangible amortization– Non-GAAP	$720	$777	$437	$1,497	$1,097

Average common shareholders’ equity	$30,434	$29,715	$26,566	$30,076	$25,881
Less: Average goodwill	16,073	16,143	15,989	16,108	15,913
Average intangible assets	5,421	5,513	5,673	5,466	5,713
Add: Deferred tax liability – tax deductible goodwill	746	720	643	746	643
Deferred tax liability – non-tax deductible intangible assets	1,649	1,660	1,743	1,649	1,743
Average tangible common shareholders’ equity – Non-GAAP	$11,335	$10,439	$7,290	$10,897	$6,641

Return on common equity– GAAP (a)	8.8%	8.2%	4.0%	8.5%	4.9%
Return on common equity excluding net securities gains (losses), special litigation reserves, FDIC special assessment, M&I expenses, restructuring charges, benefit of tax settlements and intangible amortization – Non-GAAP (a)	9.5%	10.6%	6.6%	10.0%	8.6%
Return on tangible common equity – Non-GAAP (a)	25.8%	25.8%	18.4%	25.7%	23.2%
Return on tangible common equity excluding net securities gains (losses), special litigation reserves, FDIC special assessment, M&I expenses, restructuring charges and benefit of tax settlements – Non-GAAP (a)	25.5%	30.2%	24.0%	27.7%	33.3%
(a)	Annualized.

N/A – Not applicable.

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	June 30, 2010	March 31, 2010	June 30, 2009
Total Tier 1 capital	$13,857	$13,426	$15,044
Less: Trust preferred securities	1,663	1,667	1,691
Total Tier 1 common equity	$12,194	$11,759	$13,353
Total risk-weighted assets	$102,807	$101,197	$120,566
Tier 1 common equity to risk-weighted assets ratio	11.9%	11.6%	11.1%
(a)	On a regulatory basis.

52    BNY Mellon

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	June 30, 2010	March 31, 2010	June 30, 2009
Common shareholders’ equity at period end – GAAP	$30,396	$29,683	$27,276
Less: Goodwill	16,106	16,077	16,040
Intangible assets	5,354	5,449	5,677
Add: Deferred tax liability – tax deductible goodwill	746	720	643
Deferred tax liability – non-tax deductible intangible assets	1,649	1,660	1,743
Tangible common shareholders’ equity at period end – Non-GAAP	$11,331	$10,537	$7,945

Total assets at period end – GAAP	$235,693	$220,551	$203,012
Less: Assets of consolidated asset management funds	13,260	12,568	-
Total assets of operations – Non-GAAP	222,433	207,983	203,012
Less: Goodwill	16,106	16,077	16,040
Intangible assets	5,354	5,449	5,677
Cash on deposit with the Federal Reserve and other central banks (a)	21,548	14,709	16,458
Tangible total assets of operations at period end – Non-GAAP	$179,425	$171,748	$164,837

Common shareholders’ equity to total assets – GAAP	12.9%	13.5%	13.4%
Tangible common shareholders’ equity to tangible total assets of operations – Non-GAAP	6.3%	6.1%	4.8%

Period end common shares outstanding (in thousands)	1,214,042	1,212,941	1,202,828

Book value per common share	$25.04	$24.47	$22.68
Tangible book value per common share – Non-GAAP	$9.33	$8.69	$6.60
(a)	Assigned a zero percent risk weighting by the regulators.

Recent accounting and regulatory developments

ASU 2010-11 – Scope Exception Related to Embedded Credit Derivatives

In March 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” This ASU amends Subtopic 815-15 to clarify the scope of the exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. It addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. This ASU was effective July 1, 2010. The impact of this ASU is not expected to be material to our results of operations.

ASU 2010-18 – Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset

In April 2010, the FASB issued ASU 2010-18, “Effect of a Loan Modification when the Loan is Part of a Pool that is Accounted for as a Single Asset.” This ASU provides guidance that would maintain the integrity of the pool as a single unit of account and exempt these loans from troubled debt restructuring reporting. Modified purchased credit impaired loans accounted for in a pool would remain in the pool subject to ASC 310-30 regardless of whether the modification is a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This ASU does not contain any additional disclosure requirements. This ASU was effective July 1, 2010. The impact of this ASU is not expected to be material to our results of operations.

ASU 2010-20 – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires additional disclosures about the allowance for credit losses and the credit quality of financing receivables. This ASU defines two levels of disaggregation – portfolio segment and class of financing receivable. Existing disclosures are amended to require: rollforward schedule of allowance for credit losses, with the ending balance further disaggregated on the basis of impairment method; related recorded investment in each ending balance noted above; nonaccrual status by class of financing receivable; and impaired financing receivables by class of financing receivables. This ASU requires the following additional disclosures:

BNY Mellon    53

credit quality indicators by class of financing receivable; aging of past due financing receivables by class; nature and extent of troubled debt restructuring by class of financing receivable and their effect on allowance for credit losses; nature and extent of financing receivables modified as troubled debt restructurings by class and their effect on the allowance for credit losses; and significant purchases and sales by portfolio segment. These disclosures are required for interim and annual financial statements and are effective Dec. 31, 2010.

Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities

In May 2010, the FASB issued Proposed ASU, “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities.” Under this proposed ASU, most financial instruments would be measured at fair value in the balance sheet. However, information about the amortized cost of certain financial instruments would also be presented when an entity’s business strategy involves holding the financial instrument for collection or payment of contractual cash flows. At inception, all financial instruments would be classified as either: (1) fair value, with changes in fair value recognized in net income (default category); (2) fair value, with qualifying changes in fair value recognized in OCI (elective for qualifying debt instruments); or (3) amortized cost (elective for qualifying liabilities and short-term payables and receivables). Comments on this proposed ASU are due Sept. 30, 2010. The effective date will be determined by the FASB when it issues the final ASU.

Proposed ASU – Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In June 2010, the FASB issued Proposed ASU, “Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This proposed ASU is the result of a joint project of the FASB and International Accounting Standards Board (“IASB”) to converge fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This proposed ASU would change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and would change how the fair value measurement guidance in ASC 820 is applied. This proposed ASU would also require several new disclosures: (a) measurement uncertainty disclosures, (b) reasons if an entity’s use of an asset is different from its highest and best use, and (c) fair value hierarchy disclosures for financial institutions not measured at fair value. Comments on this proposed ASU are due on Sept. 7, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued Proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when each separate performance obligation is satisfied. Comments on this proposed ASU are due on Oct. 22, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Disclosure of Certain Loss Contingencies

In July 2010, the FASB issued Proposed ASU, “Disclosure of Certain Loss Contingencies.” This proposed ASU would require an entity to disclose qualitative and quantitative information about loss contingencies to enable financial statement users to understand the nature of loss contingencies, their potential magnitude and their potential timing (if known). Available information may be limited during the early stages of a loss contingency’s life cycle and therefore, disclosure may be less extensive in early stages of a loss contingency. In subsequent reporting periods, disclosure may be more extensive as additional information about a potentially

54    BNY Mellon

unfavorable outcome becomes available. Additionally, an entity may aggregate disclosures about similar contingencies so that the disclosures are understandable and not too detailed. An entity would also then disclose the basis for aggregation. Comments on this proposed FASB are due on Aug. 20, 2010. The proposed FASB would be effective Dec. 31, 2010.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Regulatory developments

We are currently assessing the following regulatory developments, which may have an impact on BNY Mellon’s business.

Regulatory reform

In July 2010, Congress enacted regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of oversight described under “Business – Supervision and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2009. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to BNY Mellon or across the industry.

Proposed FDIC assessments

On April 13, 2010, the FDIC issued a notice of proposed rulemaking (“NPR”) which would revise the risk-based assessment system for all large insured depository institutions; and alter the initial and total base assessment rates for all insured depository institutions. The NPR would: eliminate risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments for large institutions; use two scorecards – one for most large institutions and another for large institutions that are structurally and operationally complex or that pose unique challenges and risks in the event of failure (highly complex institutions) – to calculate the assessment rates for all large institutions; allow the FDIC to take additional information into account to make limited adjustments to the scores; and use the scorecard to determine the assessment rate for each institution.

The NPR would also alter assessment rates applicable to all insured depository institutions to ensure that the revenue collected under the new assessment system would approximately equal that collected under the existing assessment system and ensure that the lowest rate applicable to small and large institutions would be the same. The proposed changes would be effective Jan. 1, 2011.

The Dodd-Frank Act also changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to further adjustment for custodial banks) rather than domestic deposits, which is expected to shift to a greater portion of the aggregate assessments to large banks.

Proposed Financial Crisis Responsibility Fee

In January 2010, President Obama proposed a “Financial Crisis Responsibility Fee” which would apply to banks, thrifts, insurance companies and broker-dealers with more than $50 billion in consolidated assets. The fee is intended to recoup the cost of the Troubled Asset Relief Program (“TARP”) to the U.S. Government. As proposed, the fee would be calculated on total assets excluding Tier 1 capital and assessed deposits and would remain in force for 10 years or longer. Based on the amount of assets on our balance sheet at June 30, 2010, we estimate that we would be responsible for paying approximately $200 million annually under this proposal, if enacted as currently proposed.

Basel Committee – Proposed capital and liquidity reforms

On Dec. 17, 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation. The documents were titled “Strengthening the Resilience of the Banking Sector”, which proposed reforms to bank capital, and “International Framework for Liquidity Risk Management, Standards and Monitoring.” On July 26, 2010, the Committee announced that it had

BNY Mellon    55

reached a broad agreement on the overall design of the capital and liquidity requirements that were proposed in the consultative documents.

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

56    BNY Mellon

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

BNY Mellon    57

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Six months ended
(in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fee and other revenue
Securities servicing fees:
Asset servicing	$668	$637	$671	$1,305	$1,280
Issuer services	354	333	372	687	736
Clearing services	245	230	250	475	503
Total securities servicing fees	1,267	1,200	1,293	2,467	2,519
Asset and wealth management fees	676	678	637	1,354	1,253
Foreign exchange and other trading activities	220	262	237	482	544
Treasury services	125	131	132	256	257
Distribution and servicing	77	76	107	153	218
Financing-related fees	48	50	54	98	102
Investment income	72	108	44	180	27
Other	73	37	9	110	24
Total fee revenue	2,558	2,542	2,513	5,100	4,944
Securities gains (losses) – other-than-temporary-impairment	9	(20)	(680)	(11)	(2,265)
Noncredit-related (losses) on securities not expected to be sold (recognized in OCI)	(4)	(27)	(424)	(31)	(1,714)
Net securities gains (losses)	13	7	(256)	20	(551)
Total fee and other revenue	2,571	2,549	2,257	5,120	4,393
Operations of consolidated asset management funds
Investment income	188	155	-	343	-
Interest of asset management fund note holders	123	90	-	213	-
Income of consolidated asset management funds	65	65	-	130	-
Net interest revenue
Interest revenue	862	883	845	1,745	1,824
Interest expense	140	118	145	258	349
Net interest revenue	722	765	700	1,487	1,475
Provision for credit losses	20	35	61	55	120
Net interest revenue after provision for credit losses	702	730	639	1,432	1,355
Noninterest expense
Staff	1,234	1,220	1,153	2,454	2,322
Professional, legal and other purchased services	256	241	237	497	474
Net occupancy	143	137	142	280	281
Distribution and servicing	106	109	106	215	213
Software	91	94	93	185	174
Furniture and equipment	71	75	76	146	153
Business development	68	52	49	120	93
Sub-custodian	65	52	60	117	99
Other	201	350	294	551	496
Subtotal	2,235	2,330	2,210	4,565	4,305
Amortization of intangible assets	98	97	108	195	215
Restructuring charges	(15)	7	6	(8)	16
Merger and integration expenses	14	26	59	40	127
Total noninterest expense	2,332	2,460	2,383	4,792	4,663
Income
Income from continuing operations before income taxes	1,006	884	513	1,890	1,085
Provision for income taxes	304	258	12	562	173
Income from continuing operations	702	626	501	1,328	912
Discontinued operations:
Loss from discontinued operations	(16)	(70)	(144)	(86)	(209)
Benefit for income taxes	(6)	(28)	(53)	(34)	(77)
Loss from discontinued operations, net of tax	(10)	(42)	(91)	(52)	(132)
Net income	692	584	410	1,276	780
Net (income) loss attributable to noncontrolling interests ($33 for quarter ended June 30, 2010, $24 for quarter ended March 31, 2010 and $57 for six months ended June 30, 2010 related to asset management funds)	(34)	(25)	2	(59)	1
Redemption charge and preferred dividends	-	-	(236)	-	(283)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$658	$559	$176	$1,217	$498

58    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (a) (in dollars)
	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Basic:
Net income from continuing operations	$0.55	$0.50	$0.23	$1.04	$0.54
Loss from discontinued operations	(0.01)	(0.04)	(0.08)	(0.04)	(0.11)
Net income applicable to common stock	$0.54	$0.46	$0.15	$1.00	$0.43
Diluted (b):
Net income from continuing operations	$0.55	$0.49	$0.23	$1.04	$0.54
Loss from discontinued operations	(0.01)	(0.03)	(0.08)	(0.04)	(0.11)
Net income applicable to common stock	$0.54	$0.46	$0.15	$1.00	$0.43

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)
	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Basic	1,204,557	1,202,533	1,171,081	1,203,554	1,158,649
Common stock equivalents	10,314	10,042	9,636	10,175	7,718
Participating securities	(6,041)	(6,289)	(6,251)	(6,151)	(5,747)
Diluted	1,208,830	1,206,286	1,174,466	1,207,578	1,160,620
Anti-dilutive securities (c)	93,012	83,019	102,593	88,026	102,808

Reconciliation of net income from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)
	Quarter ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009
Net income from continuing operations	$702	$626	$501	$1,328	$912
Net (income) loss attributable to noncontrolling interests	(34)	(25)	2	(59)	1
Redemption charge and preferred dividends	-	-	(236)	-	(283)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	668	601	267	1,269	630
Loss from discontinued operations	(10)	(42)	(91)	(52)	(132)
Net income applicable to the common shareholders of the Bank of New York Mellon Corporation	$658	$559	$176	$1,217	$498

(a)	Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $7 million in the second quarter of 2010, $5 million in the first quarter of 2010, $2 million in the second quarter of 2009, $12 million in the first six months of 2010 and $5 million in the first six months of 2009.
(b)	Prior to the issuance of our common stock, which will occur at the settlement of the forward sale agreement, the forward sale agreement was reflected in our diluted earnings per share calculations using the treasury stock method.
(c)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2010	Dec. 31, 2009
Assets
Cash and due from:
Banks	$3,569	$3,732
Interest-bearing deposits with the Federal Reserve and other central banks	21,579	7,362
Interest-bearing deposits with banks	53,396	56,302
Federal funds sold and securities purchased under resale agreements	4,453	3,535
Securities:
Held-to-maturity (fair value of $3,698 and $4,240)	3,742	4,417
Available-for-sale (June 30, 2010 includes $580 previously securitized)	49,834	51,632
Total securities	53,576	56,049
Trading assets	7,393	6,001
Loans	37,147	36,689
Allowance for loan losses	(542)	(503)
Net loans	36,605	36,186
Premises and equipment	1,548	1,602
Accrued interest receivable	524	639
Goodwill	16,106	16,249
Intangible assets	5,354	5,588
Other assets (includes $1,119 and $863, at fair value)	17,988	16,737
Assets of discontinued operations	342	2,242
Subtotal assets of operations	222,433	212,224
Assets of consolidated asset management funds, at fair value:
Trading assets	543	-
Loans	12,070	-
Other assets	647	-
Subtotal assets of consolidated asset management funds	13,260	-
Total assets	$235,693	$212,224
Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$42,185	$33,477
Interest-bearing deposits in domestic offices	32,994	32,944
Interest-bearing deposits in foreign offices	68,488	68,629
Total deposits	143,667	135,050
Federal funds purchased and securities sold under repurchase agreements	2,712	3,348
Trading liabilities	8,323	6,396
Payables to customers and broker-dealers	10,200	10,721
Commercial paper	7	12
Other borrowed funds	2,013	477
Accrued taxes and other expenses	4,645	4,484
Other liabilities (including allowance for lending related commitments of $103 and $125, also includes $281 and $610, at fair value)	3,995	3,891
Long-term debt (June 30, 2010 includes $276 at fair value)	16,754	17,234
Liabilities of discontinued operations	-	1,608
Subtotal liabilities of operations	192,316	183,221
Liabilities and obligations of consolidated asset management funds, at fair value	12,272	-
Total liabilities	204,588	183,221
Equity
Common stock-par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,215,948,532 and 1,208,861,641 common shares	12	12
Additional paid-in capital	22,073	21,917
Retained earnings	9,875	8,912
Accumulated other comprehensive loss, net of tax	(1,509)	(1,835)
Less: Treasury stock of 1,906,851 and 1,026,927 common shares, at cost	(55)	(29)
Total The Bank of New York Mellon Corporation shareholders’ equity	30,396	28,977
Noncontrolling interests	43	26
Noncontrolling interests of consolidated asset management funds	666	-
Total equity	31,105	29,003
Total liabilities and equity	$235,693	$212,224

See accompanying Notes to Consolidated Financial Statements.

60    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30
(in millions)	2010	2009
Operating activities
Net income	$1,276	$780
Net income (loss) attributable to noncontrolling interests, net of tax	(59)	1
Loss from discontinued operations, net of tax	(52)	(132)
Income from continuing operations attributable to The Bank of New York Mellon Corporation	1,269	913
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	55	120
Depreciation and amortization	257	327
Deferred tax benefit	(39)	(452)
Securities (gains) losses and venture capital income	(31)	580
Change in trading activities	(1,785)	(594)
Change in accruals and other, net	132	(485)
Net effect of discontinued operations	-	(96)
Net cash provided by (used for) operating activities	(142)	313
Investing activities
Change in interest-bearing deposits with banks	(720)	2,586
Change in interest-bearing deposits with Federal Reserve and other central banks	(14,217)	36,772
Change in margin loans	(944)	54
Purchases of securities held-to-maturity	(13)	(108)
Paydowns of securities held-to-maturity	135	346
Maturities of securities held-to-maturity	124	196
Purchases of securities available-for-sale	(5,460)	(15,428)
Sales of securities available-for-sale	3,495	184
Paydowns of securities available-for-sale	3,496	3,284
Maturities of securities available-for-sale	1,124	931
Net principal received from loans to customers	15	3,130
Sales of loans and other real estate	366	485
Change in federal funds sold and securities purchased under resale agreements	(918)	(1,697)
Change in seed capital investments	(193)	6
Purchases of premises and equipment/capitalized software	(82)	(187)
Acquisitions, net cash	(115)	(11)
Dispositions, net cash	133	-
Proceeds from the sale of premises and equipment	6	2
Other, net	(577)	116
Net effect of discontinued operations	-	183
Net cash provided by (used for) investing activities	(14,345)	30,844
Financing activities
Change in deposits	14,420	(28,529)
Change in federal funds purchased and securities sold under repurchase agreements	(636)	958
Change in payables to customers and broker-dealers	(521)	(782)
Change in other funds borrowed	2,411	(3,306)
Change in commercial paper	(5)	134
Net proceeds from the issuance of long-term debt	650	2,100
Repayments of long-term debt	(1,764)	(540)
Proceeds from the exercise of stock options	23	4
Issuance of common stock	10	1,360
Treasury stock acquired	(24)	(23)
Common cash dividends paid	(219)	(378)
Preferred dividends paid	-	(74)
Repurchase of Series B preferred stock	-	(3,000)
Net effect of discontinued operations	-	(119)
Net cash provided by (used for) financing activities	14,345	(32,195)
Effect of exchange rate changes on cash	(21)	(60)
Change in cash and due from banks:
Change in cash and due from banks	(163)	(1,098)
Cash and due from banks at beginning of period	3,732	4,881
Cash and due from banks at end of period	$3,569	$3,783
Supplemental disclosures
Interest paid	$229	$407
Income taxes paid	246	2,136
Income taxes refunded	188	43

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Six months ended June 30, 2010
	The Bank of New York Mellon Corporation shareholders
(in millions)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non- controlling interest	Non- controlling interest of consolidated asset manage- ment funds	Total equity
Balance at Dec. 31, 2009	$12	$21,917	$8,912	$(1,835)	$(29)	$26	$-	$29,003
Adjustment for the cumulative effect of applying ASC 810, net of tax	-	-	52	24	-	-	-	76
Adjustment for the cumulative effect of applying ASC 825, net of tax	-	-	(73)	-	-	-	-	(73)
Adjusted balance at Jan. 1, 2010	12	21,917	8,891	(1,811)	(29)	26	-	29,006
Purchase of subsidiary shares from noncontrolling interest	-	(18)	-	-	-	(6)	-	(24)
Distributions paid to noncontrolling interests	-	-	-	-	-	(4)	(38)	(42)
Other net changes in noncontrolling interests	-	-	-	-	-	26	-	26
Consolidation of asset management funds	-	-	-	-	-	-	745	745
Deconsolidation of asset management funds	-	-	-	-	-	-	(7)	(7)
Comprehensive income:
Net income	-	-	1,217	-	-	2	57	1,276
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	-	-	-	737	-	-	-	737
Employee benefit plans:
Pensions	-	-	-	21	-	-	-	21
Other post-retirement benefits	-	-	-	2	-	-	-	2
Foreign currency translation adjustments	-	-	-	(471)	-	(1)	(91)	(563)
Net unrealized gain (loss) on cash flow hedges	-	-	-	12	-	-	-	12
Reclassification adjustment/other (a)	-	-	(14)	1	-	-	-	(13)
Total comprehensive income	-	-	1,203	302	-	1	(34)	1,472 (b)
Dividends on common stock at $0.18 per share	-	-	(219)	-	-	-	-	(219)
Repurchase of common stock	-	-	-	-	(24)	-	-	(24)
Common stock issued under employee benefit plans	-	18	-	-	-	-	-	18
Common stock issued under direct stock purchase and dividend reinvestment plan	-	8	-	-	-	-	-	8
Stock awards and options exercised	-	148	-	-	(2)	-	-	146
Balance at June 30, 2010	$12	$22,073	$9,875	$(1,509)	$(55)	$43	$666	$31,105

(a)	Includes $(12) million (after-tax) related to OTTI, and a $14 million reclassification to retained earnings from other comprehensive income.
(b)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the six months ended June 30, 2010 and 2009 was $1,505 million and $1,275 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

62    BNY Mellon

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to significant estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, pension accounting, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

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

Note 2 – Accounting changes and new accounting guidance

ASU 2009-16 - Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Accounting for Transfers of Financial Assets.” This formally codified SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment to FASB Statement No. 140.” This ASU removed (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 (ASC 860—Transfers and Servicing) and (2) the exceptions from applying FASB Interpretation No. (“FIN”) 46 (R) (ASC 810—Consolidation) to QSPEs. This ASU revised the de-recognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. This ASU also required additional disclosure about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This ASU was effective Jan. 1, 2010, at which time any QSPEs were evaluated for consolidation in accordance with SFAS No. 167, which amended FIN 46 (R) (ASC 810). Accordingly, the Grantor Trust into which we securitized certain of our investment securities no longer qualifies as a QSPE, resulting in $97 million being included in both our investment securities portfolio and liabilities at June 30, 2010.

ASU 2009-17 - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

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

This ASU does not change the economic risk related to these businesses and therefore, BNY Mellon’s

BNY Mellon    63

Notes to Consolidated Financial Statements	(continued)

computation of economic capital required by our businesses will not change.

This statement also requires additional disclosures about an enterprise’s involvement in a VIE, including the requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. At June 30, 2010, our consolidated balance sheet included $13.840 billion of assets of VIEs that would not have been included in our consolidated balance sheet prior to effectiveness of the statement. Those assets included seed capital investments in mutual funds sponsored by our affiliates and securitizations, including residential mortgage-backed securities held by a grantor trust established in December 2009 when we restructured our investment securities portfolio. Adoption of this new statement accounted for an increase in consolidated total assets on our balance sheet at June 30, 2010 of $13.402 billion, or approximately 6% from year end.

In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds” which deferred the requirements of ASU 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and asset managers’ interests in money market funds. This amendment was effective Jan. 1, 2010.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under SFAS No. 166 (ASU 2009-16) and SFAS No. 167 (ASU 2009-17). The final rule allows for (1) opting for a two-quarter delay through June 30, 2010, of recognition of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard and (2) a phase-in of 50% of those effects for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 and will be fully phased-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of SFAS No. 167 for capital purposes. At June 30, 2010, had we fully phased-in the implementation of SFAS No. 167, our Tier 1 capital ratio would have been negatively impacted by approximately 136 basis points, assuming we had taken no mitigating actions.

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

Note 3 – Acquisitions and dispositions

We acquired a Canadian trust company for C$29 million in the second quarter of 2010. On Jan. 15, 2010, we completed the sale of MUNB. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $88 million in the second quarter of 2010.

At June 30, 2010, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired

64    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

companies and joint ventures based on contractual agreements, could range from approximately $12 million to $25 million over the next four years.

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

Note 4 – Discontinued operations

On Jan. 15, 2010, BNY Mellon sold MUNB, its national bank subsidiary located in Florida. We have applied discontinued operations accounting to this business. The income statements for all periods in this Form 10-Q are presented on a continuing operations basis. This business, which was previously reported in the Other segment, no longer fit our strategic focus on our asset management and securities servicing businesses. In the second quarter of 2010, we recorded an after-tax loss on discontinued operations of $10 million primarily reflecting the lower of cost or market write-downs on the retained loans held for sale.

Summarized financial information for discontinued operations is as follows:

Discontinued operations	Quarter ended			Six months ended
(in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Fee and other revenue	$-	$-	$1	$-	$3
Net interest revenue	2	3	16	5	33
Provision for loan losses	-	-	62	-	83
Net interest revenue after provision for loan losses	2	3	(46)	5	(50)
Noninterest expense:
Staff	-	2	6	2	12
Professional, legal and other purchased services	1	1	1	2	2
Net occupancy	-	-	2	-	3
Other	1	1	5	2	10
Goodwill impairment	-	-	-	-	50
Total noninterest expense	2	4	14	6	77
Loss from operations	-	(1)	(59)	(1)	(124)
Loss on assets held for sale	(16)	(68)	(85)	(84)	(85)
Loss on sale of MUNB	-	(1)	-	(1)	-
Benefit for income taxes	(6)	(28)	(53)	(34)	(77)
Loss from discontinued operations, net of tax	$(10)	$(42)	$(91)	$(52)	$(132)

Discontinued operations assets and liabilities
(in millions)	June 30, 2010	Dec 31, 2009
Cash and due from banks	$-	$446
Securities	-	488
Loans, net of allowance for loan losses	253	1,225
Premises and equipment	-	12
Other assets	89	71
Assets of discontinued operations	$342	$2,242
Deposits:
Noninterest-bearing	$-	$539
Interest-bearing	-	958
Total deposits	-	1,497
Other liabilities	-	111
Liabilities of discontinued operations	$-	$1,608

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

BNY Mellon    65

Notes to Consolidated Financial Statements	(continued)

Note 5 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2010 and Dec. 31, 2009.

Securities at June 30, 2010	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$5,850	$102	$-	$5,952
U.S. Government agencies	1,133	13	-	1,146
State and political Subdivisions	610	6	54	562
Agency MBS	18,025	530	10	18,545
Alt-A RMBS	529	21	52	498
Prime RMBS	1,515	10	121	1,404
Subprime RMBS	729	-	253	476
Other RMBS	1,649	1	289	1,361
Commercial MBS	2,753	85	132	2,706
Asset-backed CLOs	242	-	17	225
Other asset-backed securities	584	9	5	588
Other debt securities	10,168	184	26	10,326	(a)
Equity securities	1,385	8	1	1,392
Grantor Trust:
Alt-A RMBS	2,355	210	29	2,536
Prime RMBS	1,831	150	12	1,969
Subprime RMBS	127	21	-	148
Total securities available-for-sale	49,485	1,350	1,001	49,834
Held-to-maturity:
State and political subdivisions	139	3	-	142
Agency MBS	455	39	-	494
Alt-A RMBS	252	3	24	231
Prime RMBS	170	-	6	164
Subprime RMBS	28	-	3	25
Other RMBS	2,660	55	108	2,607
Commercial MBS	32	-	3	29
Other debt securities	1	-	-	1
Other securities	5	-	-	5
Total securities held-to-maturity	3,742	100	144	3,698
Total securities	$53,227	$1,450	$1,145	$53,532

(a)	Includes $9.7 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

Securities at Dec. 31, 2009	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$6,358	$30	$10	$6,378
U.S. Government agencies	1,235	25	-	1,260
State and political subdivisions	538	6	24	520
Agency MBS	18,247	303	95	18,455
Alt-A RMBS	588	12	63	537
Prime RMBS	1,743	3	234	1,512
Subprime RMBS	758	-	311	447
Other RMBS	2,199	1	430	1,770
Commercial MBS	2,762	31	203	2,590
Asset-backed CLOs	424	15	50	389
Other asset-backed securities	869	5	38	836
Other debt securities	11,419	86	48	11,457	(a)
Equity securities	1,314	8	1	1,321
Grantor Trust Class B certificates (b)	4,049	111	-	4,160
Total securities available-for-sale	52,503	636	1,507	51,632
Held-to-maturity:
State and political subdivisions	150	3	-	153
Agency MBS	531	30	-	561
Alt-A RMBS	304	-	62	242
Prime RMBS	189	-	17	172
Subprime RMBS	30	-	7	23
Other RMBS	3,195	39	162	3,072
Commercial MBS	11	-	1	10
Other debt securities	3	-	-	3
Other securities	4	-	-	4
Total securities held-to-maturity	4,417	72	249	4,240
Total securities	$56,920	$708	$1,756	$55,872

(a)	Includes $10.8 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	The Grantor Trust contains Alt-A, prime and subprime RMBS.

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are as follows:

Securities by contractual maturity at June 30, 2010	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$4,568	$4,601	$3	$3
Due after one year through five years	11,964	12,211	2	2
Due after five years through ten years	493	510	22	23
Due after ten years	736	664	116	118
Mortgage-backed securities	29,513	29,643	3,597	3,550
Asset-backed securities	826	813	-	-
Equity	1,385	1,392	2	2
Total securities	$49,485	$49,834	$3,742	$3,698

66    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Net securities gains (losses)
(in millions)	2Q10	1Q10	2Q09	YTD10	YTD09
Realized gross gains	$19	$14	$40	$33	$43
Realized gross losses	(5)	-	(6)	(5)	(6)
Recognized gross impairments	(1)	(7)	(290)	(8)	(588)
Total net securities gains (losses)	$13	$7	$(256)	$20	$(551)

Temporarily impaired securities

At June 30, 2010, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2010:
Available-for-sale:
U.S. Treasury	$101	$-	$1	$-	$102	$-
State and political subdivisions	144	35	135	19	279	54
Agency MBS	696	5	522	5	1,218	10
Alt-A RMBS	100	8	107	44	207	52
Prime RMBS	74	1	892	120	966	121
Subprime RMBS	3	-	473	253	476	253
Other RMBS	46	-	1,308	289	1,354	289
Commercial MBS	46	2	714	130	760	132
Asset-backed CLOs	-	-	225	17	225	17
Other asset-backed securities	3	2	117	3	120	5
Other debt securities	43	-	93	26	136	26
Equity securities	-	-	11	1	11	1
Grantor Trust Alt-A RMBS	731	29	-	-	731	29
Grantor Trust Prime RMBS	391	12	-	-	391	12
Total securities available-for-sale	$2,378	$94	$4,598	$907	$6,976	$1,001

Held-to-maturity:
State and political subdivisions	$10	$-	$2	$-	$12	$-
Alt-A RMBS	34	1	155	23	189	24
Prime RMBS	-	-	148	6	148	6
Subprime RMBS	-	-	25	3	25	3
Other RMBS	406	6	788	102	1,194	108
Commercial MBS	21	1	7	2	28	3
Total securities held-to-maturity	$471	$8	$1,125	$136	$1,596	$144
Total temporarily impaired securities	$2,849	$102	$5,723	$1,043	$8,572	$1,145	(a)

(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

BNY Mellon    67

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Dec. 31, 2009:
Available-for-sale:
U.S. Treasury	$1,226	$9	$176	$1	$1,402	$10
State and political subdivisions	50	13	171	11	221	24
Agency MBS	7,297	76	2,061	19	9,358	95
Alt-A RMBS	-	-	311	63	311	63
Prime RMBS	5	1	1,480	233	1,485	234
Subprime RMBS	1	2	446	309	447	311
Other RMBS	-	-	1,764	430	1,764	430
Commercial MBS	-	-	1,290	203	1,290	203
Asset-backed CLOs	18	6	274	44	292	50
Other asset-backed securities	-	-	706	38	706	38
Other debt securities	33	-	8,804	48	8,837	48
Equity securities	16	-	3	1	19	1
Total securities available-for-sale	$8,646	$107	$17,486	$1,400	$26,132	$1,507

Held-to-maturity:
Alt-A RMBS	$2	$1	$221	$61	$223	$62
Prime RMBS	-	-	172	17	172	17
Subprime RMBS	-	-	23	7	23	7
Other RMBS	-	-	3,072	162	3,072	162
Commercial MBS	-	-	10	1	10	1
Total securities held-to-maturity	$2	$1	$3,498	$248	$3,500	$249
Total temporarily impaired securities	$8,648	$108	$20,984	$1,648	$29,632	$1,756	(a)

(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007,

68    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

2006 and 2005 non-agency RMBS and the Grantor Trust portfolios at June 30, 2010 and Dec. 31, 2009.

Projected weighted-average default rates and severities
	June 30, 2010		Dec. 31, 2009
	Default Rate	Severity	Default Rate	Severity
Alt-A	41%	49%	43%	50%
Subprime	69%	65%	74%	69%
Prime	20%	42%	19%	44%

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses)				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Alt-A RMBS	$(6)	$(7)	$(114)	$(13)	$(239)
Prime RMBS	-	-	(9)	-	(12)
Home equity lines of credit	-	-	(4)	-	(22)
European floating rate notes	-	-	(66)	-	(70)
Credit cards	-	-	(26)	-	(28)
Other	19	14	(37)	33	(180)
Net securities gains (losses)	$13	$7	$(256)	$20	$(551)

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

Debt securities credit loss roll forward (in millions)	2Q10	2Q09
Beginning balance as of March 31	$208	$735
Add: Initial OTTI credit losses	-	185
Subsequent OTTI credit losses	1	105
Less: Realized losses for securities sold / consolidated	-	-
Ending balance as of June 30	$209	$1,025

Debt securities credit loss roll forward	Year-to-date
(in millions)	2010	2009
Beginning balance as of Dec. 31	$271	$535
Add: Initial OTTI credit losses	6	343
Subsequent OTTI credit losses	2	147
Less: Realized losses for securities sold / consolidated	70	-
Ending balance as of June 30	$209	$1,025

Note 6 – Goodwill and intangible assets

Goodwill

The level of goodwill decreased in 2010 primarily due to foreign exchange translation on non-U.S. dollar denominated goodwill partially offset by contingent payments related to previous acquisitions. Goodwill impairment testing is performed at least annually at the business segment level. The table below provides a breakdown of goodwill by business segment.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$7,609	$1,703	$3,397	$2,488	$918	$127	$7	$16,249
Acquisitions	-	-	-	13	-	-	-	13
Foreign exchange translation	(121)	-	(86)	(7)	(12)	-	(1)	(227)
Other (a)	86	(2)	(5)	(2)	-	-	(6)	71
Balance at June 30, 2010	$7,574	$1,701	$3,306	$2,492	$906	$127	$-	$16,106

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other		Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138		$15,898
Foreign exchange translation	184	-	32	7	18	-	-		241
Transferred to discontinued operations	-	-	-	-	-	-	(128	) (a)	(128)
Other (b)	15	-	-	14	-	-	-		29
Balance at June 30, 2009	$7,417	$1,694	$3,392	$2,484	$920	$123	$10		$16,040
(a)	Includes $50 million of goodwill impairment recorded in the first quarter of 2009.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

BNY Mellon    69

Notes to Consolidated Financial Statements	(continued)

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at June 30, 2010 compared with Dec. 31, 2009 resulted from intangible amortization and foreign exchange translation on non-U.S. dollar denominated intangible assets. Intangible amortization expense was $98 million in the second quarter of 2010, $108 million in the second quarter of 2009 and $97 million in the first quarter of 2010. The table below provides a breakdown of intangible assets by business segment.

Intangible assets – net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$2,530	$295	$281	$753	$674	$203	$852	$5,588
Acquisitions	-	-	-	13	-	-	-	13
Amortization	(100)	(18)	(11)	(41)	(13)	(11)	(1)	(195)
Foreign exchange translation	(36)	-	(7)	(3)	(1)	(1)	-	(48)
Other (a)	-	-	(4)	-	-	-	-	(4)
Balance at June 30, 2010	$2,394	$277	$259	$722	$660	$191	$851	$5,354

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by segment
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857	$5,856
Amortization	(110)	(22)	(16)	(41)	(14)	(13)	1	(215)
Foreign exchange translation	45	-	-	1	2	-	-	48
Transfer to discontinued operations	-	-	-	-	-	-	(4)	(4)
Other (a)	-	-	6	(14)	-	-	-	(8)
Balance at June 30, 2009	$2,530	$318	$292	$780	$687	$216	$854	$5,677

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets	June 30, 2010				Dec. 31, 2009
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth Management	$2,042	$(841)	$1,201	12 yrs.	$1,336
Customer contracts-Institutional services	2,028	(635)	1,393	14	1,478
Deposit premiums	49	(43)	6	2	8
Other	97	(35)	62	7	68
Total subject to amortization	$4,216	$(1,554)	$2,662	13 yrs.	$2,890
Not subject to amortization: (a)
Trade name	$1,373	N/A	$1,373	N/A	$1,368
Customer relationships	1,309	N/A	1,309	N/A	1,320
Other	10	N/A	10	N/A	10
Total not subject to amortization	$2,692	N/A	$2,692	N/A	$2,698
Total intangible assets	$6,908	$(1,554)	$5,354	N/A	$5,588

(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable

70    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2010	$390
2011	363
2012	339
2013	293
2014	261

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

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended June 30, 2010 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at March 31, 2010	$520	$118	$638
Charge-offs:
Commercial	(1)	-	(1)
Wealth Management	(1)	-	(1)
Financial institutions	(1)	-	(1)
Other residential mortgages	(10)	-	(10)
Commercial real estate	(1)	-	(1)
Total charge-offs	(14)	-	(14)
Recoveries – Commercial	1	-	1
Net charge-offs	(13)	-	(13)
Provision	35	(15)	20
Balance at June 30, 2010	$542	$103	$645

For the quarter ended June 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at March 31, 2009	$470	$89	$559
Transferred to discontinued operations	(38)	(2)	(40)
Charge-offs:
Commercial	(25)	-	(25)
Commercial real estate	(13)	-	(13)
Other residential mortgages	(16)	-	(16)
Total charge-offs	(54)	-	(54)
Recoveries	-	-	-
Net charge-offs	(54)	-	(54)
Provision	56	5	61
Balance at June 30, 2009	$434	$92	$526

For the six months ended June 30, 2010 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2009	$503	$125	$628
Charge-offs:
Commercial	(1)	-	(1)
Wealth Management	(1)	-	(1)
Financial institutions	(21)	-	(21)
Other residential mortgages	(22)	-	(22)
Commercial real estate	(6)	-	(6)
Total charge-offs	(51)	-	(51)
Recoveries – Commercial	13	-	13
Net charge-offs	(38)	-	(38)
Provision	77	(22)	55
Balance at June 30, 2010	$542	$103	$645

For the six months ended June 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Transferred to discontinued operations	(17)	(2)	(19)
Charge-offs:
Commercial	(37)	-	(37)
Financial institutions	(10)	-	(10)
Commercial real estate	(30)	-	(30)
Other residential mortgages	(28)	-	(28)
Total charge-offs	(105)	-	(105)
Recoveries – Leasing	1	-	1
Net charge-offs	(104)	-	(104)
Provision	140	(20)	120
Balance at June 30, 2009	$434	$92	$526

BNY Mellon    71

Notes to Consolidated Financial Statements	(continued)

Note 8 – Other assets

Other assets (in millions)	June 30, 2010	Dec. 31, 2009
Corporate/bank owned life insurance	$3,946	$3,900
Accounts receivable	3,643	3,528
Equity in joint ventures and other investments (a)	2,734	2,816
Income taxes receivable	1,841	1,867
Fails to deliver	1,541	911
Margin deposits	1,180	459
Prepaid expenses	882	1,089
Prepaid pension assets	742	714
Software	720	595
Due from customers on acceptances	355	502
Other	404	356
Total other assets	$17,988	$16,737
(a)	Includes Federal Reserve Bank stock of $399 million and $397 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV – June 30, 2010

(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$34	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	133	38	N/A	N/A
Other funds (c)	56	-	Monthly-yearly	(c	)
Total	$223	$38
(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.

72    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 9 – Net interest revenue

Net interest revenue	Quarter ended			Six months ended
(in millions)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest revenue
Non-margin loans	$189	$189	$232	$378	$471
Margin loans	22	19	17	41	34
Securities:
Taxable	478	497	393	975	843
Exempt from federal income taxes	7	6	8	13	16
Total securities	485	503	401	988	859
Other short-term investments - U.S. government-backed commercial paper	-	-	-	-	10
Deposits in banks	127	142	166	269	383
Deposits with the Federal Reserve and other central banks	15	10	7	25	28
Federal funds sold and securities purchased under resale agreements	7	7	9	14	14
Trading assets	17	13	13	30	25
Total interest revenue	862	883	845	1,745	1,824
Interest expense
Deposits	43	39	40	82	116
Borrowings from Federal Reserve related to ABCP	-	-	-	-	7
Federal funds purchased and securities sold under repurchase agreements	2	1	(3)	3	(3)
Other borrowed funds	21	14	8	35	22
Customer payables	2	1	1	3	3
Long-term debt	72	63	99	135	204
Total interest expense	140	118	145	258	349
Net interest revenue	$722	$765	$700	$1,487	$1,475

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	June 30, 2010			March 31, 2010			June 30, 2009
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$22	$7	$1	$23	$7	$1	$24	$4	$1
Interest cost	43	8	4	43	7	3	39	5	4
Expected return on assets	(76)	(9)	(2)	(76)	(9)	(2)	(72)	(7)	(2)
Other	14	2	2	14	3	2	4	1	2
Net periodic benefit cost (credit)	$3	$8	$5	$4	$8	$4	$(5)	$3	$5

Net periodic benefit cost (credit)	Six months ended
	June 30, 2010			June 30, 2009
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$45	$14	$2	$48	$9	$2
Interest cost	86	15	7	78	10	8
Expected return on assets	(152)	(18)	(4)	(144)	(14)	(4)
Other	28	5	4	7	2	4
Net periodic benefit cost (credit)	$7	$16	$9	$(11)	$7	$10

BNY Mellon    73

Notes to Consolidated Financial Statements	(continued)

Note 11 – Restructuring charges

Global location strategy

As part of an ongoing effort to improve efficiency and develop a global operating model that provides the highest quality of service to our clients, BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving or eliminating over 2,300 positions in 2010. In the fourth quarter of 2009, we recorded a pre-tax restructuring charge of $139 million. We recorded a recovery of $11 million and a recovery of $4 million in the second quarter of 2010 and the first six months of 2010, respectively, associated with the global location strategy. The recovery was primarily due to changes made to severance plans in 2009 and attrition.

As of June 30, 2010, we have moved or eliminated approximately 500 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

Workforce reduction program

In the fourth quarter of 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. In the second quarter and first six months of 2010, we recorded a recovery of $4 million associated with the workforce reduction program.

As of June 30, 2010, we reduced our workforce by approximately 1,700 positions, substantially completing the program. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

The restructuring charges are recorded as a separate line item on the income statement. The following tables present the activity in the restructuring reserves through June 30, 2010.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/other	Total
Original restructuring charge	$102	$37	$139
Additional charges	7	-	7
Utilization	(6)	(24)	(30)
Balance at March 31, 2010	$103	$13	$116
Additional charges/(recovery)	(14)	3	(11)
Utilization	(14)	-	(14)
Balance at June 30, 2010	$75	$16	$91

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge	$166	$9	$5	$1	$181
Additional charges/(recovery)	4	(2)	(1)	10	11
Utilization	(124)	(7)	(4)	(11)	(146)
Balance at March 31, 2010	$46	$-	$-	$-	$46
Additional charges/(recovery)	(4)	-	-	-	(4)
Utilization	(12)	-	-	-	(12)
Balance at June 30, 2010	$30	$-	$-	$-	$30

The restructuring charges are presented below by business segment. The charges were recorded in the Other segment as these restructurings were corporate initiatives and not directly related to the operating performance of these segments.

Global location strategy 2009 – restructuring charge by segment (in millions)	2Q10	1Q10	4Q09	Total charges since inception
Asset management	$(5)	$5	$32	$32
Asset servicing	3	3	34	40
Issuer services	(6)	-	18	12
Wealth management	1	1	8	10
Treasury services	2	(1)	8	9
Clearing services	(4)	(1)	8	3
Other (including shared services)	(2)	-	31	29
Total restructuring charges	$(11)	$7	$139	$135

74    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Workforce reduction program 2008 – restructuring charge by segment
(in millions)	2Q10	1Q10	4Q09	Total charges since inception
Asset management	$(4)	$-	$2	$69
Asset servicing	-	-	(3)	30
Issuer services	-	-	(4)	13
Wealth management	-	-	(2)	13
Treasury services	-	-	(1)	10
Clearing services	-	-	-	6
Other (including shared services)	-	-	8	47
Total restructuring charges	$(4)	$-	$-	$188

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2010	June 30, 2009
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	4.0	4.4
Credit for low-income housing investments	(1.8)	(2.6)
Tax-exempt income	(2.8)	(3.0)
Foreign operations	(4.5)	(7.5)
Tax settlements	-	(11.0)
Other – net	(0.2)	0.7
Effective rate	29.7%	16.0%

Our total uncertain tax positions as of June 30, 2010 were $345 million compared with $342 million at March 31, 2010. If these uncertain tax positions were unnecessary, $345 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of June 30, 2010 is accrued interest of $88 million. The additional tax expense related to interest for the three and six months ended June 30, 2010 was $4 million and $8 million, respectively. It is reasonably possible that the total uncertain tax positions could decrease during the next 12 months by up to $14 million due to completion of tax authority examinations.

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

BNY Mellon    75

Notes to Consolidated Financial Statements	(continued)

BNY Mellon applies ASC 810 to its mutual funds, hedge funds, private equity funds, collective investment funds and real estate investment trusts. If these entities are determined to be VIEs, primary beneficiary calculations are prepared in accordance with ASC 810 to determine whether or not BNY Mellon is the primary beneficiary and required to consolidate the VIE. The primary beneficiary of a VIE is the party that absorbs a majority of the variable interests’ expected losses, receives a majority of its expected residual returns or both.

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

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2010 based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 at June 30, 2010 (in millions)	Asset Management funds	Securitizations	Total consolidated investments
Available for sale	$-	$580	$580
Trading	543	-	543
Loans	12,070	-	12,070
Other assets	647	-	647
Total assets	$13,260	$580	$13,840
Total liabilities	$12,272	$489	$12,761
Noncontrolling interests	$666	$-	$666

BNY Mellon voluntarily provided capital support agreements to certain VIEs. With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2010, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in its consolidated financial statements.

76    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Non-consolidated VIEs at June 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$20	$-	$20
Trading	27	-	27
Other	21	-	21
Total	$68	$-	$68

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

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at June 30, 2010 and Dec. 31, 2009.

Credit supported VIEs at June 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$26

Credit supported VIEs at Dec. 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$14	$40

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at June 30, 2010 and Dec. 31, 2009.

Consolidated credit supported VIEs at June 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$46	$-	$46
Other	-	137	44
Total	$46	$137	$90

Consolidated credit supported VIEs at Dec. 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$47	$-	$47
Other	-	190	46
Total	$47	$190	$93

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of June 30, 2010, BNY Mellon recorded $137 million in liabilities related to its VIEs for which credit support agreements were provided.

BNY Mellon    77

Notes to Consolidated Financial Statements	(continued)

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.17% to 6.01% at June 30, 2010 and 0.05% to 6.27% at Dec. 31, 2009. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

78    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Summary of financial instruments
	June 30, 2010		Dec. 31, 2009
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$53,396	$53,433	$56,302	$56,374
Securities	57,869	58,104	60,461	60,544
Trading assets	7,393	7,393	6,001	6,001
Loans and commitments	33,271	33,377	32,673	32,712
Derivatives used for ALM	765	765	422	422
Other financial assets	33,355	33,355	18,793	18,793
Total financial assets	186,049	186,427	$174,652	$174,846
Assets of discontinued operations	342	342	2,242	2,242
Assets of consolidated asset management funds	13,260	13,260	-	-
Non-financial assets	36,042		35,330
Total assets	$235,693		$212,224
Liabilities:
Noninterest-bearing deposits	$42,185	$42,185	$33,477	$33,477
Interest-bearing deposits	101,482	101,460	101,573	101,570
Payables to customers and broker-dealers	10,200	10,200	10,721	10,721
Borrowings	4,885	4,885	3,922	3,922
Long-term debt	16,754	17,416	17,234	17,110
Trading liabilities	8,323	8,323	6,396	6,396
Derivatives used for ALM	33	33	71	71
Total financial liabilities	$183,862	$184,502	$173,394	$173,267
Liabilities of discontinued operations	-	-	1,608	1,608
Liabilities of con- solidated asset management funds	12,272	12,272	-	-
Non-financial liabilities	8,454		8,219
Total liabilities	$204,588		$183,221

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain/(loss)) of the derivatives that were linked to these items:

Hedged financial instruments

	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At June 30, 2010:
Loans	$1	$1	$-	$-
Securities held-for-sale	514	508	-	(13)
Deposits	27	25	2	-
Long-term debt	13,391	12,183	763	(20)
At Dec. 31, 2009:
Loans	$1	$1	$-	$-
Securities held-for-sale	216	211	-	(12)
Deposits	26	25	-	(4)
Long-term debt	12,378	11,599	422	(55)

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

BNY Mellon    79

Notes to Consolidated Financial Statements	(continued)

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

80    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

At June 30, 2010, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

BNY Mellon    81

Notes to Consolidated Financial Statements	(continued)

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

82    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

The following tables present the financial instruments carried at fair value at June 30, 2010 and Dec. 31, 2009, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). For the six months ended June 30, 2010, there were no transfers between Level 1 and Level 2.

BNY Mellon    83

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$5,952	$-	$-	$-		$5,952
U.S. government agencies	-	1,146	-	-		1,146
State and political subdivisions	-	553	9	-		562
Agency RMBS	-	18,545	-	-		18,545
Alt-A RMBS	-	498	-	-		498
Prime RMBS	-	1,404	-	-		1,404
Subprime RMBS	-	476	-	-		476
Other RMBS	-	1,361	-	-		1,361
Commercial MBS	-	2,706	-	-		2,706
Asset-backed CLOs	-	225	-	-		225
Other asset-backed securities	-	588	-	-		588
Equity securities (b)	489	903	-	-		1,392
Other debt securities (b)	94	3,057	49	-		3,200
Sovereign debt	-	7,126	-	-		7,126
Grantor Trust – Alt-A RMBS	-	2,536	-	-		2,536
Grantor Trust – Prime RMBS	-	1,969	-	-		1,969
Grantor Trust – Subprime RMBS	-	148	-	-		148
Total available-for-sale	6,535	43,241	58	-		49,834
Trading assets:
Debt and equity instruments (c)	1,739	933	20	-		2,692
Derivative assets:
Interest rate	-	16,841	83	N/A
Foreign exchange	4,174	155	-	N/A
Equity	374	331	3	N/A
Other	-	3	-	N/A
Total derivative assets	4,548	17,330	86	(17,263	) (f)	4,701
Total trading assets	6,287	18,263	106	(17,263)		7,393
Loans	-	15	8	-		23
Other assets (d)	104	906	109	-		1,119
Subtotal assets of operations at fair value	$12,926	$62,425	$281	$(17,263)		$58,369
Percent of assets prior to netting	17.1%	82.5%	0.4%
Assets of consolidated asset management funds:
Trading assets	543	-	-	-		543
Loans	-	12,070	-	-		12,070
Other assets	463	184	-	-		647
Total assets of consolidated asset management funds	1,006	12,254	-	-		13,260
Total assets	$13,932	$74,679	$281	$(17,263)		$71,629
Percent of assets prior to netting	15.7%	84.0%	0.3%
Trading liabilities:
Debt and equity instruments	$1,749	$562	$-	$-		$2,311
Derivative liabilities:
Interest rate	-	17,626	124	N/A
Foreign exchange	4,203	149	-	N/A
Equity	59	220	50	N/A
Other	-	1	-	N/A
Total derivative liabilities	4,262	17,996	174	(16,420	) (f)	6,012
Total trading liabilities	6,011	18,558	174	(16,420)		8,323
Long-term debt	-	276	-	-		276
Other liabilities (e)	-	279	2	-		281
Subtotal liabilities at fair value	$6,011	$19,113	$176	$(16,420)		$8,880
Percent of liabilities prior to netting	23.8%	75.5%	0.7%
Liabilities and obligations of consolidated asset management funds	3	12,269	-	-		12,272
Total liabilities	$6,014	$31,382	$176	$(16,420)		$21,152
Percent of liabilities prior to netting	16.0%	83.5%	0.5%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(f)	Netting cannot be disaggregated by product.

84    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Details of certain items measured at fair value on a recurring basis at June 30, 2010 (dollar amounts in millions)	Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS:
2007	$1	-%	-%	-%	100%
2006	199	-	-	-	100
2005	220	-	8	-	92
2004 and earlier	78	71	25	4	-
Total Alt-A RMBS	$498	11%	7%	1%	81%
Prime RMBS:
2007	$304	49%	27%	8%	16%
2006	182	-	40	-	60
2005	358	35	-	22	43
2004 and earlier	560	80	11	7	2
Total prime RMBS	$1,404	52%	15%	10%	23%
Subprime RMBS:
2007	$7	9%	-%	91%	-%
2005	81	45	12	22	21
2004 and earlier	388	74	13	4	9
Total subprime RMBS	$476	68%	13%	9%	10%
Commercial MBS - Domestic:
2007	$674	84%	8%	8%	-%
2006	630	88	8	-	4
2005	490	100	-	-	-
2004 and earlier	571	100	-	-	-
Total commercial MBS - Domestic	$2,365	92%	5%	2%	1%
European Floating Rate Notes:
United Kingdom	$816	99%	1%	-%	-%
Netherlands	134	79	21	-	-
Other	941	77	23	-	-
Total European Floating Rate Notes	$1,891	87%	13%	-%	-%
Sovereign debt:
Germany	$2,827	100%	-%	-%	-%
Netherlands	412	100	-	-	-
France	1,742	100	-	-	-
United Kingdom	2,100	100	-	-	-
Other	45	95	5	-	-
Total sovereign debt	$7,126	100%	-%	-%	-%
Grantor Trust:
Alt-A RMBS:
2007	$767	-%	-%	-%	100%
2006	677	-	-	-	100
2005	844	2	-	7	91
2004 and earlier	248	22	45	20	13
Total Grantor Trust-Alt-A RMBS	$2,536	3%	4%	4%	89%
Prime RMBS:
2007	$726	-%	-%	-%	100%
2006	462	-	-	3	97
2005	734	1	5	7	87
2004 and earlier	47	51	46	-	3
Total Grantor Trust-Prime RMBS	$1,969	2%	3%	3%	92%
Subprime RMBS:
2007	$12	-%	-%	-%	100%
2006	83	-	9	-	91
2005	12	-	-	-	100
2004 and earlier	41	49	-	-	51
Total Grantor Trust-Subprime RMBS	$148	13%	5%	-%	82%

(a)	All assets are considered Level 2 assets in the valuation hierarchy at June 30, 2010.

BNY Mellon    85

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2009 (dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$6,378	$-	$-	$-	$6,378
U.S. government agencies	-	1,260	-	-	1,260
State and political subdivisions	-	520	-	-	520
Agency RMBS	-	18,455	-	-	18,455
Alt-A RMBS	-	537	-	-	537
Prime RMBS	-	1,512	-	-	1,512
Subprime RMBS	-	447	-	-	447
Other RMBS	-	1,770	-	-	1,770
Commercial MBS	-	2,590	-	-	2,590
Asset-backed CLOs	-	383	6	-	389
Other asset-backed securities	-	836	-	-	836
Equity securities (b)	461	860	-	-	1,321
Other debt securities (b)	76	11,331	50	-	11,457
Grantor Trust Class B certificates	-	4,160	-	-	4,160
Total available-for-sale	6,915	44,661	56	-	51,632
Trading assets:
Debt and equity instruments (c)	524	745	170	-	1,439
Derivative assets	2,779	14,317	146	(12,680)	4,562
Total trading assets	3,303	15,062	316	(12,680)	6,001
Loans	2	12	25	-	39
Other assets (d)	14	685	164	-	863
Total assets at fair value	$10,234	$60,420	$561	$(12,680)	$58,535
Percent of assets prior to netting	14.4%	84.8%	0.8%
Trading liabilities:
Debt and equity instruments	$442	$752	$-	$-	$1,194
Derivative liabilities	2,850	14,671	92	(12,411)	5,202
Total trading liabilities	3,292	15,423	92	(12,411)	6,396
Other liabilities (e)	2	605	3	-	610
Total liabilities at fair value	$3,294	$16,028	$95	$(12,411)	$7,006
Percent of liabilities prior to netting	17.0%	82.5%	0.5%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts for the three and six month periods ended June 30, 2010 and 2009 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

86    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs three months ended June 30, 2010					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3		Fair value June 30, 2010	Change in unrealized gains and (losses) related to instruments held at June 30, 2010
	Fair value March 31, 2010	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
State and political subdivisions	$10	$-		$-	$-	$(1)		$9	$-
Other debt securities	58	-		-	-	(9)		49	-
Total available-for-sale	68	-	(a)	-	-	(10)		58	-
Trading assets:
Debt and equity instruments	24	(3	)(b)	-	(1)	-		20	-
Derivative assets:
Interest rate	95	(13)		-	-	1		83	(14)
Equity	2	1		-	-	-		3	1
Total derivative assets	97	(12	)(b)	-	-	1		86	(13)
Total trading assets	121	(15)		-	(1)	1		106	(13)
Loans	12	1	(c)	-	(4)	(1)		8	-
Other assets	129	2	(c)	-	(12)	(10)		109	-
Total assets	$330	$(12)		$-	$(17)	$(20	) (d)	$281	$(13)
Derivative liabilities:
Interest rate	$(59)	$(65)		$-	$-	$-		$(124)	$(64)
Equity	(50)	-		-	-	-		(50)	-
Total derivative liabilities	(109)	(65	)(b)	-	-	-		(174)	(64)
Other liabilities	(2)	-	(c)	-	-	-		(2)	-
Total liabilities	$(111)	$(65)		$-	$-	$-		$(176)	$(64)

Fair value measurements using significant unobservable inputs three months ended June 30, 2009					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2009	Change in unrealized gains and (losses) related to instruments held at June 30, 2009
	Fair Value March 31, 2009	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$370	$(2)		$(14)	$(22)	$(241)	$91	$(1)
Prime RMBS	1,595	(2)		(65)	(113)	(825)	590	(7)
Subprime RMBS	608	-		(41)	(22)	(76)	469	-
Commercial MBS	572	-		(20)	5	(79)	478	-
Asset-backed CDO	10	(45)		41	-	-	6	60
Other asset-backed securities	13	-		5	-	(8)	10	-
Equity securities	14	-		1	1	-	16	-
Other debt securities	258	-		-	(16)	(90)	152	-
Total available-for-sale	3,440	(49	)(a)	(93)	(167)	(1,319)	1,812	52
Trading assets:
Debt and equity instruments	60	13	(b)	-	-	148	221	-
Derivative assets	104	34	(b)	1	6	-	145	-
Other assets	177	(14	)(c)	-	6	(7)	162	-
Total assets	$3,781	$(16)		$(92)	$(155)	$(1,178)	$2,340	$52
Trading liabilities:
Derivative liabilities	$(122)	$31	(b)	$-	$1	$-	$(90)	-
Other liabilities	(6)	-		-	-	3	(3)	-
Total liabilities	$(128)	$31		$-	$1	$3	$(93)	$-

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with SFAS No. 167.

BNY Mellon    87

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs six months ended June 30, 2010					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3		Fair value June 30, 2010	Change in unrealized gains and (losses) related to instruments held at June 30, 2010
	Fair value Dec. 31, 2009	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
State and political subdivisions	$-	$-		$-	$-	$9		$9	$-
Asset-backed CLOs	6	-		-	-	(6)		-	-
Other debt securities	50	-		-	8	(9)		49	-
Total available-for-sale	56	-	(a)	-	8	(6)		58	-
Trading assets:
Debt and equity instruments	170	(1	)(b)	-	4	(153)		20	-
Derivative assets:
Interest rate	121	(39)		-	-	1		83	(41)
Equity	25	(22)		-	-	-		3	(23)
Total derivative assets	146	(61	)(b)	-	-	1		86	(64)
Total trading assets	316	(62)		-	4	(152)		106	(64)
Loans	25	2	(c)	-	(18)	(1)		8	-
Other assets	164	5	(c)	-	(1)	(59)		109	-
Total assets	$561	$(55)		$-	$(7)	$(218	) (d)	$281	$(64)
Derivative liabilities:
Interest rate	$(54)	$(70)		$-	$-	$-		$(124)	$(69)
Equity	(38)	(12)		-	-	-		(50)	(2)
Total derivative liabilities	(92)	(82	)(b)	-	-	-		(174)	(71)
Other liabilities	(3)	1	(c)	-	-	-		(2)	-
Total liabilities	$(95)	$(81)		$-	$-	$-		$(176)	$(71)

Fair value measurements using significant unobservable inputs six months ended June 30, 2009					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value June 30, 2009	Change in unrealized gains and (losses) related to instruments held at June 30, 2009
	Fair Value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$-	$(1)		$(15)	$(22)	$129	$91	$12
Prime RMBS	-	(2)		(65)	(113)	770	590	48
Subprime RMBS	-	-		(41)	(22)	532	469	30
Commercial MBS	-	-		(19)	4	493	478	35
Asset-backed CDO	22	(76)		60	-	-	6	60
Other asset-backed securities	17	-		1	-	(8)	10	(1)
Equity securities	13	-		2	1	-	16	1
Other debt securities	357	(99)		(7)	(18)	(81)	152	-
Total available-for-sale	409	(178	)(a)	(84)	(170)	1,835	1,812	185
Trading assets:
Debt and equity instruments	20	13	(b)	(1)	-	189	221	(2)
Derivative assets	83	35	(b)	7	3	17	145	(1)
Other assets	200	(43	)(c)	-	7	(2)	162	-
Total assets	$712	$(173)		$(78)	$(160)	$2,039	$2,340	$182
Trading liabilities:
Derivative liabilities	$(149)	$53	(b)	$2	$-	$4	$(90)	$-
Other liabilities	-	(8	)(c)	-	-	5	(3)	-
Total liabilities	$(149)	$45		$2	$-	$9	$(93)	$-

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading activities.
(c)	Reported in foreign exchange and other trading activities, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with SFAS No. 167.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2010 and Dec. 31, 2009, for

88    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2010 and Dec. 31, 2009.

Assets measured at fair value on a nonrecurring basis at June 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$115	$66	$181
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$121	$66	$187

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$298	$91	$389
Other assets (b)	-	4	-	4
Total assets at fair value on a nonrecurring basis	$-	$302	$91	$393

(a)	During the quarters ended June 30, 2010 and December 31, 2009, the fair value of these loans was reduced $10 million and $18 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	The fair value of Other assets received in satisfaction of debt was increased by $2 million in the second quarter of 2010 and was reduced by less than $1 million in the fourth quarter of 2009, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

On Jan. 1, 2010, we adopted SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (Topic 810) issued by the Financial Accounting Standards Board (“FASB”). In accordance with the guidance included in ASC 810, we consolidated assets of consolidated asset management funds. The following table presents the assets and liabilities, by type, of consolidated asset management funds. We elected the fair value option to value these assets and liabilities.

Assets and liabilities of consolidated asset management funds, at fair value (in millions)	June 30, 2010	Dec. 31, 2009
Trading assets	$543	$-
Loans	12,070	-
Other assets	647	-
Total assets of consolidated asset management funds	$13,260	$-
Liabilities and obligations of consolidated asset management funds	$12,272	$-
Noncontrolling interests of consolidated asset management funds	$666	$-

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Based on the structure of the CLOs, the valuation of the assets is attributable to the senior note holders. Accordingly, the fair value option best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income of consolidated asset management funds.

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At June 30, 2010, the fair value of this long-term debt was $276 million. We have also elected the fair value option on approximately $120 million of unfunded lending related commitments. The following table presents the changes in fair value of these unfunded lending related commitments and long-term debt included in foreign exchange and other trading activities in the consolidated income statement for the three and six months ended June 30, 2010 and 2009.

BNY Mellon    89

Notes to Consolidated Financial Statements	(continued)

Foreign exchange and other trading activities
	Quarter ended		Six months ended
(in millions)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Loans	$-	$1	$-	$2
Long-term debt (a)	(29)	-	(36)	-
Other liabilities	(1)	1	(1)	(1)

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820 hierarchy. The fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of $1 million at June 30, 2010 and less than $1 million at Dec. 31, 2009 and is included in other liabilities.

Note 17 – Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Counterparty default losses were $4 million in the second quarter of 2010. There were no counterparty default losses in the second quarter of 2009.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of fixed-rate loans, investment securities held for sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The fixed rate loans hedged generally have an original maturity of 11 years and are not callable. These loans are hedged with “pay fixed rate, receive variable rate” swaps with similar notional amounts, maturities, and fixed rate coupons. The swaps are not callable. At June 30, 2010, $1 million of loans were hedged with interest rate swaps, which had notional values of $1 million.

The securities hedged consist of asset-backed securities and U.S. Treasury bonds that generally have a weighted average life of 10 years or less. The asset-backed securities are callable six months prior to maturity. The swaps on the asset-backed securities are callable six months prior to maturity. The swaps on the U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of the same maturity, repricing and fixed rate coupon. At June 30, 2010, $499 million of securities were hedged with interest rate swaps that had notional values of $508 million.

The fixed rate deposits hedged generally have original maturities of 5 to 11 years and are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At June 30, 2010, $25 million of deposits were hedged with interest rate swaps that had notional values of $25 million.

The fixed rate long-term debt hedged generally has an original maturity of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2010, $12.6 billion of debt was hedged with interest rate swaps that had notional values of $12.2 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to forecasted revenue and

90    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

expense transactions in non-U.S. entities that have the U.S. dollar as their functional currency. As of June 30, 2010, the hedged forecasted foreign currency transactions and linked FX forward hedges were $123 million (notional), with $11 million of pre-tax gains recorded in other comprehensive income. These gains will be reclassified to income over the next nine months.

We also use forward foreign exchange contracts with original maturities of 12 months or less to hedge our Euro, Japanese Yen and Indian Rupee foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. At June 30, 2010, these economic hedges had a U.S. dollar equivalent notional value of $125 million, with $2 million of pre-tax losses from those FX forward hedges recorded in foreign exchange and other trading activities.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward contracts usually have maturities of less than two years. The derivatives employed are designated as net investments hedges of changes in value of our foreign investments due to exchange rates, such that changes in value of the forward exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax effects. At June 30, 2010, foreign exchange contracts, with notional amounts totaling $4.1 billion, were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2010, had a combined U.S. dollar equivalent value of $809 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2010	June 30, 2009
Fair value hedge of loans	$(0.1)	$(0.1)
Fair value hedge of securities	(0.1)	(0.1)
Fair value hedge of deposits and long-term debt	11.6	2.0
Cash flow hedges	-	(0.1)
Other (a)	-	0.2
Total	$11.4	$1.9

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at June 30, 2010 and Dec. 31, 2009.

Impact of derivative instruments on the balance sheet	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	June 30, 2010	Dec. 30, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments (b):
Interest rate contracts	$12,717	$11,836	$765	$408	$33	$106
Foreign exchange contracts	4,180	3,645	111	-	3	97
Total derivatives designated as hedging instruments			$876	$408	$36	$203
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,120,752	$1,030,847	$16,924	$13,620	$17,750	$14,084
Equity contracts	7,789	7,710	708	483	329	570
Credit contracts	776	806	3	3	1	6
Foreign exchange contracts	338,356	259,402	4,329	3,136	4,352	2,953
Total derivatives not designated as hedging instruments			$21,964	$17,242	$22,432	$17,613
Total derivatives fair value (d)			$22,840	$17,650	$22,468	$17,816
Effect of master netting agreements			(17,263)	(12,680)	(16,420)	(12,411)
Fair value after effect of master netting agreements			$5,577	$4,970	$6,048	$5,405

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $1,005 million and $162 million, respectively at June 30, 2010 and $429 million and $160 million, respectively at Dec. 31, 2009.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

BNY Mellon    91

Notes to Consolidated Financial Statements	(continued)

At June 30, 2010, approximately $498 billion (notional) of interest rate contracts will mature within one year, $407 billion between one and five years, and $228 billion after five years. At June 30, 2010, approximately $330 billion

(notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years, and $6 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives Quarter ended		Location of gain or (loss) recognized in income on hedged item	Amount of gain or (loss) recognized in hedged item Quarter ended
		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest rate contracts	Net interest revenue	$242.9	$(358.2)	Net interest revenue	$(238.8)	$358.6

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest rate contracts	$-	$-	Net interest revenue	$-	$24.9	Net interest revenue	$-	$-
FX contracts	8.2	(3.9)	Other revenue	1.9	3.8	Other revenue	-	-
Total	$8.2	$(3.9)		$1.9	$28.7		$-	$-

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
FX contracts	$67.7	$(250.7)	Net interest revenue	$-	$-	Other revenue	$-	$(0.1)

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives Six months ended		Location of gain or (loss) recognized in income on hedged item	Amount of gain or (loss) recognized in hedged item Six months ended
		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest rate contracts	Net interest revenue	$409.6	$(356.9)	Net interest revenue	$(398.2)	$358.8

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Interest rate contracts	$-	$-	Net interest revenue	$-	$25.9	Net interest revenue	$-	$(0.1)
FX contracts	12.7	0.1	Other revenue	2.0	8.9	Other revenue	-	-
Total	$12.7	$0.1		$2.0	$34.8		$-	$(0.1)

92    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
FX contracts	$137.2	$(205.7)	Net interest revenue	$-	$-	Other revenue	$-	$0.1

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

Revenue from foreign exchange and other trading activities included the following:

Foreign exchange and other trading activities
				Year-to-date
(in millions)	2Q10	1Q10	2Q09	2010	2009
Foreign exchange	$244	$175	$240	$419	$459
Fixed income	(32)	80	37	48	112
Credit derivatives (a)	4	(2)	(45)	2	(46)
Other	4	9	5	13	19
Total	$220	$262	$237	$482	$544

(a)	Used as economic hedges of loans.

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

Additional disclosures concerning derivative financial instruments are provided in Note 15 of the Notes to Consolidated Financial Statements.

BNY Mellon    93

Notes to Consolidated Financial Statements	(continued)

Disclosure of Contingent Features in Over-the-Counter (“OTC”) Derivative Instruments

Certain of BNY Mellon’s OTC derivative contracts and/or collateral agreements contain provisions that would require us to take certain actions if our public debt rating fell to a certain level. Early termination provisions, or “close-out” agreements, in those contracts could trigger immediate payment of outstanding contracts that are in net liability positions. Certain collateral agreements would require us to immediately post additional collateral to cover some or all of BNY Mellon’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2010 for three key ratings triggers.

If the BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value)
A3/A-	$ 597 million
Baa2/BBB	$ 864 million
Bal/BB+	$ 1,773 million

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on June 30, 2010, existing collateral arrangements would have required us to post an additional $760 million of collateral.

Note 18 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2010 are disclosed in the

Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	June 30, 2010
	Loans	Unfunded commitments	Total exposure
Banks	$4.1	$2.5	$6.6
Securities industry	3.7	2.5	6.2
Insurance	0.2	5.0	5.2
Asset managers	0.9	2.7	3.6
Government	0.1	2.2	2.3
Other	0.2	2.0	2.2
Total	$9.2	$16.9	$26.1

Commercial portfolio exposure (in billions)	June 30, 2010
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.8	$7.6
Manufacturing	0.7	6.1	6.8
Energy and utilities	0.5	5.9	6.4
Media and telecom	0.4	1.9	2.3
Total	$2.4	$20.7	$23.1

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit risks, net of participations, at June 30, 2010 and Dec. 31, 2009 follows:

Off-balance sheet credit risks (in millions)	June 30, 2010	Dec 31, 2009
Lending commitments (a)	$30,415	$32,454
Standby letters of credit (b)	9,912	11,359
Commercial letters of credit	854	789
Securities lending indemnifications	248,336	247,560
Support agreements	116	86

(a)	Net of participations totaling $358 million at June 30, 2010 and $541 million at Dec. 31, 2009.
(b)	Net of participations totaling $2.1 billion at June 30, 2010 and $2.2 billion at Dec. 31, 2009.

Included in lending commitments are facilities which provide liquidity, primarily for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is

94    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $11.9 billion less than one year; $18.2 billion in one to five years, and $0.3 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $9.9 billion at June 30, 2010 and $11.4 billion at Dec. 31, 2009 and includes $980 million and $1.0 billion that were collateralized with cash and securities at June 30, 2010 and Dec. 31, 2009, respectively. At June 30, 2010, approximately $7.2 billion of the SBLCs will expire within one year and the remaining $2.7 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for unfunded commitments. The allowance for lending related commitments was $103 million at June 30, 2010 and $125 million at Dec. 31, 2009.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2010	Dec 31, 2009
Investment grade	87%	83%
Noninvestment grade	13%	17%

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

We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Security lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $255 billion at June 30, 2010 and $254 billion at Dec. 31, 2009.

Our potential exposure to support agreements was approximately $116 million at June 30, 2010 compared with $86 million at Dec. 31, 2009. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements.

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

BNY Mellon    95

Notes to Consolidated Financial Statements	(continued)

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

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, there is considerable uncertainty surrounding the timing or ultimate resolution of litigations and regulatory matters or the eventual loss, fines, penalties or business impact, if any, associated with each pending matter. In accordance with ASC 450 (formerly SFAS 5), BNY Mellon establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated as is the case in certain of the legal matters described. For these matters and others which are disclosed because an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses which either cannot be estimated or, to the extent a range could possibly be determined, the range would be so imprecise, uncertain or wide as to not be meaningful. BNY Mellon believes that its accruals for legal proceedings are appropriate and in the aggregate are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

As previously disclosed, The Bank of New York Mellon filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”), seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. Pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court on Dec. 8, 2008, $370 million of cash has been set aside as a reserve in the bankruptcy, to be used by The Bank of New York Mellon if its proof of claim is allowed in the bankruptcy.

On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages against The Bank of New York Mellon for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. A bench trial of the bankruptcy trustee’s claims concluded on May 26, 2010.

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

96    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

As previously disclosed, BNY Mellon Capital Markets LLC entered into a letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) relating to the sale of ARS in April 2009. Two institutional customers not included in the FINRA settlement filed lawsuits in February and April 2009 and one such customer filed an arbitration proceeding against BNY Mellon Capital Markets LLC in December 2008, alleging misrepresentations and omissions in the sale of ARS to them.

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

The New York State Attorney General investigated these relationships and commenced a civil lawsuit against Ivy on May 11, 2010. The lawsuit alleges that Ivy and its two principals purportedly did not disclose certain material facts about Madoff.

Ivy or its affiliates have been named in a number of civil lawsuits filed from 2008 to 2010 relating to certain investment funds that invested with Madoff. Ivy acted as a sub-advisor to the managers of some of those funds. Plaintiffs allege that the funds suffered losses in connection with the Madoff investments. Plaintiffs assert various causes of action including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds.

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

BNY Mellon    97

Notes to Consolidated Financial Statements	(continued)

entities and public pension plans. BNY Mellon is cooperating with these inquiries.

As previously disclosed, BNY Mellon subsidiary Pershing LLC (“Pershing”) has been named as a defendant in more than 80 lawsuits filed in Germany. The plaintiffs are investors who maintained accounts at German broker-dealers. The plaintiffs allege that Pershing, which had a contractual relationship with the broker-dealers through which the broker-dealers executed options transactions on behalf of the broker-dealers’ clients, should be held liable for the tortious acts of the broker-dealers. On March 9, 2010, the German Federal Supreme Court ruled in the plaintiff’s favor in one of these cases, and held Pershing liable for a German broker-dealer’s tortious acts. Pershing has appealed to the German Constitutional Court.

Note 19 – Business segments

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

For the quarter ended June 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$637	(a)	$147	$784	$906	$380	$276	$196	$1,758	$61	$2,603	(a)
Net interest revenue	1		56	57	216	216	93	161	686	(21)	722
Total revenue	638		203	841	1,122	596	369	357	2,444	40	3,325
Provision for credit losses	-		-	-	-	-	-	-	-	20	20
Noninterest expense	517		154	671	786	339	277	193	1,595	66	2,332
Income before taxes	$121	(a)	$49	$170	$336	$257	$92	$164	$849	$(46)	$973	(a)
Pre-tax operating margin (b)	19%		24%	20%	30%	43%	25%	46%	35%	N/M	29%
Average assets	$24,895		$10,399	$35,294	$62,940	$48,938	$21,550	$26,485	$159,913	$33,374	$228,581	(c)

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 includes income from consolidated asset management funds of $65 million and net of income attributable to noncontrolling interests of $33 million. The net of these income statement line items of $32 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M - Not meaningful.

98    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

For the quarter ended March 31, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$649	(a)	$146	$795	$798	$358	$271	$225	$1,652	$143	$2,590	(a)
Net interest revenue	-		55	55	210	252	95	176	733	(23)	765
Total revenue	649		201	850	1,008	610	366	401	2,385	120	3,355
Provision for credit losses	-		-	-	-	-	-	-	-	35	35
Noninterest expense	503		145	648	723	324	261	188	1,496	316	2,460
Income before taxes	$146	(a)	$56	$202	$285	$286	$105	$213	$889	$(231)	$860	(a)
Pre-tax operating margin (b)	23%		28%	24%	28%	47%	29%	53%	37%	N/M	26%
Average assets	$25,187		$9,722	$34,909	$59,704	$52,838	$20,338	$26,716	$159,596	$30,012	$224,517	(c)

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $24 million. The net of these income statement line items of $41 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.

N/M - Not meaningful.

For the quarter ended June 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$529	$140	$669	$904	$413	$314	$180	$1,811	$(223)	$2,257
Net interest revenue	7	49	56	211	185	87	157	640	4	700
Total revenue	536	189	725	1,115	598	401	337	2,451	(219)	2,957
Provision for credit losses	-	-	-	-	-	-	-	-	61	61
Noninterest expense	474	147	621	715	325	263	198	1,501	261	2,383
Income before taxes	$62	$42	$104	$400	$273	$138	$139	$950	$(541)	$513
Pre-tax operating margin (a)	12%	22%	14%	36%	46%	34%	41%	39%	N/M	17%
Average assets	$12,404	$9,131	$21,535	$58,339	$52,161	$17,014	$24,764	$152,278	$32,413	$206,226	(b)

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,307 million for the second quarter of 2009, consolidated average assets were $208,533 million.

N/M - Not meaningful.

For the six months ended June 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$1,286	(a)	$293	$1,579	$1,704	$738	$547	$421	$3,410	$204	$5,193	(a)
Net interest revenue	1		111	112	426	468	188	337	1,419	(44)	1,487
Total revenue	1,287		404	1,691	2,130	1,206	735	758	4,829	160	6,680
Provision for credit losses	-		-	-	-	-	-	-	-	55	55
Noninterest expense	1,020		299	1,319	1,509	663	538	381	3,091	382	4,792
Income before taxes	$267	(a)	$105	$372	$621	$543	$197	$377	$1,738	$(277)	$1,833	(a)
Pre-tax operating margin (b)	21%		26%	22%	29%	45%	27%	50%	36%	N/M	27%
Average assets	$25,040		$10,063	$35,103	$61,331	$50,877	$20,947	$26,600	$159,755	$31,703	$226,561	(c)

(a)	Total fee and other revenue and income before taxes for the first six months of 2010 includes income from consolidated asset management funds of $130 million and net of income attributable to noncontrolling interests of $57 million. The net of these income statement line items of $73 million is included above in asset management fees and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $577 million for the six months ended June 30, 2010, consolidated average assets were $227,138 million.

N/M - Not meaningful.

BNY Mellon    99

Notes to Consolidated Financial Statements	(continued)

For the six months ended June 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Sector	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Sector	Other Segment	Total continuing operations
Fee and other revenue	$1,008	$281	$1,289	$1,745	$818	$635	$407	$3,605	$(501)	$4,393
Net interest revenue	22	99	121	460	385	169	316	1,330	24	1,475
Total revenue	1,030	380	1,410	2,205	1,203	804	723	4,935	(477)	5,868
Provision for credit losses	-	-	-	-	-	-	-	-	120	120
Noninterest expense	927	287	1,214	1,432	643	522	393	2,990	459	4,663
Income before taxes	$103	$93	$196	$773	$560	$282	$330	$1,945	$(1,056)	$1,085
Pre-tax operating margin (a)	10%	24%	14%	35%	47%	35%	46%	39%	N/M	18%
Average assets	$12,533	$9,370	$21,903	$61,752	$51,516	$17,803	$26,704	$157,775	$32,280	$211,958	(b)

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,336 million for the six months ended June 30, 2009, consolidated average assets were $214,294 million.

N/M - Not meaningful.

100    BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon    101

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our segments; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: the timing of the settlement of our forward contract and the use of proceeds from such settlement; expectations with respect to our acquisitions, including the timing, the impact on earnings, anticipated segment reporting, amount of acquired deposits and associated payments, business focuses, and statements with respect to future plans for BNYMellon Clearing; expectations with respect to the implementation of the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision’s final rule on capital requirements for assets consolidated under ASC 860 and ASC 810 and the impact on our Tier 1 capital ratio; expectations with respect to our anticipated third quarter of 2010 tax rate; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to BNY Mellon’s investment securities portfolio, including the credit rating of securities in the Grantor Trust assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; descriptions of our allowance for credit losses and loan losses; assumptions in amounts of interest income for loans on nonaccrual status; descriptions of our exposure to support agreements; statements with respect to our liquidity targets, including the effect of reductions in securities servicing; access to capital markets and our shelf registration statements; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent Company; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act, proposed FDIC assessments, the proposed Financial Crisis Responsibility Fee, the Restoring American Financial Stability Act of 2009 proposed bill and the implementation of IFRS; the materiality of acquisitions; amount of dividends bank subsidiaries can pay without regulatory waiver; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2009 and in this Form 10-Q, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by BNY Mellon pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2009 and in this Form 10-Q could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

102    BNY Mellon

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

In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, there is considerable uncertainty surrounding the timing or ultimate resolution of litigations and regulatory matters or the eventual loss, fines, penalties or business impact, if any, associated with each pending matter. In accordance with ASC 450 (formerly SFAS 5), BNY Mellon establishes reserves for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated as is the case in certain of the legal matters described. For these matters and others which are disclosed because an unfavorable outcome is reasonably possible but not probable, there may be a range of possible losses which either cannot be estimated or, to the extent a range could possibly be determined, the range would be so imprecise, uncertain or wide as to not be meaningful. BNY Mellon believes that its accruals for legal proceedings are appropriate and in the aggregate are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

See the “Legal proceedings” section in Note 18 to the Notes to Consolidated Financial Statements, which portion is incorporated by reference in response to this item.

Item 1A. Risk Factors

Recent legislative actions may have a significant adverse effect on the Company’s operations.

In July 2010, President Obama signed into law the regulatory reform legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act. This new law broadly affects the financial services industry, particularly those entities considered to be “systemically important”, such as bank holding companies with assets of over $50 billion, including BNY Mellon, by establishing a framework for systemic risk oversight, creating a liquidation authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions aimed at strengthening the sound operation of the financial services sector.

Among numerous other provisions of the law that could have an effect on BNY Mellon are:

•

A change in the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity. Unless special rules are adopted to mitigate the disproportionate burden on custody banks, this change likely will result in significantly higher deposit insurance assessments for banks with substantial international operations, including The Bank of New York Mellon.

•	The exclusion over a three year period, beginning on Jan. 1, 2013, of trust preferred securities from our Tier 1 capital.
•

The potential designation of BNY Mellon as a “financial market utility” (defined to include persons that manage or operate a multilateral system for the purpose of transferring, clearing or settling payments, securities or other transactions among financial institutions, including repurchase agreements) may subject us to increased regulation and supervision. The definition of these terms, and the relevant requirements, are subject to future rulemaking.

Although we cannot predict how regulatory implementation of the law will occur, the related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices, and could expose us to additional costs (including increased compliance costs). These changes may also require

BNY Mellon    103

Part II – Other Information (continued)

us to invest significant management attention and resources to make any necessary changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the second quarter of 2010.

Issuer purchases of equity securities

Share repurchases during second quarter 2010
(common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan
April 2010	83	$30.95	-
May 2010	12	$31.35	-
June 2010	40	$26.57	-
Second quarter 2010	135	$29.69	-

(a)	These shares were purchased at a purchase price of approximately $24 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. There were no shares repurchased under this program in the second quarter of 2010.

At June 30, 2010, 33.8 million shares were available for repurchase under the December 2007 program. There is no expiration date on this repurchase program.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 106 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

104    BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: August 6, 2010	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

BNY Mellon    105

Index to Exhibits

Exhibit No.	Description	Method of Filing

1.1	Underwriting Agreement dated June 3, 2010 among The Bank of New York Mellon Corporation, Goldman, Sachs & Co., as forward purchaser, and Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the underwriters listed therein.	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2010 and incorporated herein by reference.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended February 9, 2010, effective as of July 2, 2010.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the company as of June 30, 2010. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Confirmation of Forward Sale Transaction dated as of June 3, 2010 between The Bank of New York Mellon Corporation and Goldman, Sachs & Co.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No 000-52710) as filed with the Commission on June 7, 2010 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

106    BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

BNY Mellon    107