Form 10-Q
period 2010-09-30
Bank of New York Mellon CORP
filed 2010-11-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

or

[     ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2010

Common Stock, $0.01 par value	1,240,454,409

THE BANK OF NEW YORK MELLON CORPORATION

THIRD QUARTER 2010 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Third quarter 2010 events	5
Highlights of third quarter 2010 results	5
Fee and other revenue	7
Operations of consolidated asset management funds	10
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Support agreements	15
Income taxes	15
Review of businesses	15
Critical accounting estimates	33
Consolidated balance sheet review	34
Liquidity and dividends	44
Capital	47
Trading activities and risk management	49
Foreign exchange and other trading	50
Asset/liability management	51
Off-balance-sheet financial instruments	51
Supplemental information – Explanation of Non-GAAP financial measures	52
Recent accounting and regulatory developments	56
Government monetary policies and competition	61
Website information	61

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	62
Consolidated Balance Sheet (unaudited)	64
Consolidated Statement of Cash Flows (unaudited)	65
Consolidated Statement of Changes in Equity (unaudited)	66

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	67
Note 2 – Accounting changes and new accounting guidance	67
Note 3 – Acquisitions and dispositions	69
Note 4 – Discontinued operations	70
Note 5 – Securities	71
Note 6 – Goodwill and intangible assets	74
Note 7 – Allowance for credit losses	76
Note 8 – Other assets	77
Note 9 – Net interest revenue	78
Note 10 – Employee benefit plans	78
Note 11 – Restructuring charges	79
Note 12 – Income taxes	80
Note 13 – Securitizations and variable interest entities	80
Note 14 – Fair value of financial instruments	82
Note 15 – Fair value measurement	84
Note 16 – Fair value option	93
Note 17 – Derivative instruments	94
Note 18 – Commitments and contingent liabilities	98
Note 19 – Review of businesses	103

Item 4. Controls and Procedures	106

Forward-looking Statements	107

Part II – Other Information

Item 1. Legal Proceedings	108

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	108

Item 6. Exhibits	109

Signature	110

Index to Exhibits	111

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended				Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
Net income basis:
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (loss)	$622	$658	$(2,458)		$1,839	$(1,960)
Basic EPS	0.51	0.54	(2.05)		1.51	(1.67)
Diluted EPS	0.51	0.54	(2.05	) (a)	1.51	(1.67	) (a)

Return on common equity (annualized)	7.7%	8.7%	N/M		8.0%	N/M
Return on average assets (annualized)	1.03%	1.15%	N/M		1.06%	N/M

Continuing operations:
Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income (loss) from continuing operations	$625	$668	$(2,439)		$1,894	$(1,809)
Basic EPS from continuing operations	0.51	0.55	(2.04)		1.56	(1.54)
Diluted EPS from continuing operations	0.51	0.55	(2.04	) (a)	1.55	(1.54	) (a)

Fee and other revenue (loss)	$2,668	$2,555	$(2,223)		$7,752	$2,162
Income of consolidated asset management funds	37	65	-		167	-
Net interest revenue	718	722	716		2,205	2,191

Total revenue	$3,423	$3,342	$(1,507)		$10,124	$4,353

Return on common equity (annualized) (b)	7.8%	8.8%	N/M		8.3%	N/M
Non-GAAP adjusted (b)	9.2%	9.5%	9.9%		9.7%	9.0%

Return on tangible common equity (annualized) – Non-GAAP (b)	26.3%	25.7%	N/M		25.9%	N/M
Non-GAAP adjusted (b)	27.8%	25.4%	31.5%		27.7%	32.6%

Fee and other revenue as a percent of total revenue excluding securities gains (losses)	78%	76%	78%		77%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$234	$240	$247		$238	$241

Percent of non-U.S. fee and net interest revenue including noncontrolling interests related to consolidated asset management funds	36%	35%	31%		35%	30%

Pre-tax operating margin (b)	24%	30%	N/M		27%	N/M
Non-GAAP adjusted (b)	30%	32%	31%		32%	32%

Net interest margin (FTE)	1.67%	1.74%	1.85%		1.77%	1.84%

Assets under management (“AUM”) at period end (in billions)	$1,141	$1,047	$966		$1,141	$966

Assets under custody and administration (“AUC”) at period end (in trillions)	$24.4	$21.8	$22.1		$24.4	$22.1
Equity securities	29%	28%	29%		29%	29%
Fixed income securities	71%	72%	71%		71%	71%
Cross-border assets at period end (in trillions)	$8.8	$8.3	$8.6		$8.8	$8.6

Market value of securities on loan at period end (in billions) (c)	$279	$248	$299		$279	$299

Average common shares and equivalents outstanding (in thousands):
Basic	1,210,534	1,204,557	1,197,414		1,205,911	1,171,675
Diluted	1,212,684	1,208,830	1,197,414	(a)	1,209,688	1,171,675	(a)

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Capital ratios (d):
Tier 1 capital ratio	12.2%	13.5%	11.4%	12.2%	11.4%
Total (Tier 1 plus Tier 2) capital ratio	15.8%	17.2%	15.3%	15.8%	15.3%
Common shareholders’ equity to total assets ratio (b)	12.7%	12.9%	13.3%	12.7%	13.3%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	5.3%	6.3%	5.2%	5.3%	5.2%
Tier 1 common equity to risk-weighted assets ratio (b)	10.7%	11.9%	9.9%	10.7%	9.9%

Return on average assets (annualized)	1.03%	1.17%	N/M	1.10%	N/M

Selected average balances:
Interest-earning assets	$172,759	$167,119	$155,159	$167,804	$159,916
Assets of operations	$226,378	$216,801	$205,786	$218,672	$211,427
Total assets	$240,325	$228,841	$205,786	$231,582	$211,427
Interest-bearing deposits	$104,033	$99,963	$93,632	$101,687	$98,140
Noninterest-bearing deposits	$33,198	$34,628	$34,920	$33,718	$36,915
Total The Bank of New York Mellon Corporation shareholders’ equity	$31,868	$30,462	$28,144	$30,691	$28,352

Other information at period end:
Full-time employees	47,700	42,700	42,000	47,700	42,000
Cash dividends per common share	$0.09	$0.09	$0.09	$0.27	$0.42
Dividend yield (annualized)	1.4%	1.5%	1.2%	1.4%	1.9%
Closing common stock price per common share	$26.13	$24.69	$28.99	$26.13	$28.99
Market capitalization	$32,413	$29,975	$34,911	$32,413	$34,911

Book value per common share – GAAP (b)	$25.92	$25.04	$23.50	$25.92	$23.50
Tangible book value per common share – Non-GAAP (b)	$8.59	$9.33	$7.54	$8.59	$7.54
Common shares outstanding (in thousands)	1,240,454	1,214,042	1,204,244	1,240,454	1,204,244

(a)	Diluted earnings per share for the three and nine months ended Sept. 30, 2009 was calculated using average basic shares. Adding back the diluted shares would have resulted in anti-dilution.
(b)	See Supplemental Information beginning on page 52 for a calculation of these ratios.
(c)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing business.
(d)	Includes discontinued operations.

N/M – Not meaningful.

BNY Mellon    3

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

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to a FTE basis has no impact on net income. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 52 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2010, we adopted ASU 2009-16, “Accounting for Transfers of Financial Assets” and ASU 2009-17, “Improvements to Financial Reporting by Enterprises

Involved with Variable Interest Entities.” For a discussion of ASU 2009-16 and ASU 2009-17, see Notes 2 and 13 in the Notes to Consolidated Financial Statements.

Overview

BNY Mellon is a global leader in providing a comprehensive array of services that enable institutions and individuals to manage and service their financial assets, operating in 36 countries and serving more than 100 markets worldwide. We strive to be the global provider of choice for asset and wealth management and institutional services and be recognized for our broad and deep capabilities, superior client service and consistent outperformance versus peers. Our global client base consists of financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At Sept. 30, 2010, we had $24.4 trillion in assets under custody and administration and $1.14 trillion in assets under management, serviced $12.0 trillion in outstanding debt and, on average, we process $1.6 trillion of global payments per day. BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK).

BNY Mellon’s businesses benefit during periods of global growth in financial assets and from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to accelerate the long-term growth of our businesses and on achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of our strategy include: providing superior client service versus peers; strong investment performance relative to investment benchmarks; above median revenue growth relative to peer companies; an increasing percentage of revenue and income derived from outside the U.S.; successful integration of acquisitions; competitive margins; and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted ratio of Tier 1 capital to risk-weighted assets of 10%.

4    BNY Mellon

Third quarter 2010 events

Acquisition of Global Investment Servicing, Inc.

On July 1, 2010, BNY Mellon acquired Global Investment Servicing, Inc. (“GIS”) for cash of $2.3 billion. GIS provides a comprehensive suite of products which includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. GIS is based in Wilmington, Delaware and has approximately 4,500 employees in locations across the U.S. and Europe.

At June 30, 2010, GIS had approximately $719 billion in assets under administration, including $449 billion in assets under custody. GIS is included in the Institutional Services Group for reporting purposes. The transaction is expected to be accretive to earnings in 2010.

Approximately $4.5 billion of deposits related to GIS are expected to transition to BNY Mellon by the end of 2011. Until the transition is completed, we will receive net economic value payments for these deposits.

Acquisition of BHF Asset Servicing GmbH

On Aug. 2, 2010, BNY Mellon completed the acquisition of BHF Asset Servicing GmbH (“BAS”) for cash of EUR253 million (US$330 million). This transaction included the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate.

BAS and FSKAG became part of BNY Mellon’s Asset Servicing business. The combined business offers a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany with EUR569 billion (US$744 billion) in assets under custody and administration and depotbanking volume of EUR122 billion (US$159 billion) at acquisition. The transaction is expected to be accretive to earnings in 2010.

Asset Management joint venture in Shanghai

In July 2010, the China Securities Regulatory Commission authorized BNY Mellon and Western Securities to establish a joint venture fund management company in China. The new company, BNY Mellon Western Fund Management Company

Limited (“BNY Mellon Western Fund Management”), is owned by BNY Mellon (49%) and Western Securities (51%).

BNY Mellon Western Fund Management manages domestic Chinese securities in a range of local retail fund products. BNY Mellon Western Fund Management also focuses on leveraging distribution within the Chinese banking and securities sectors.

Acquisition of I(3) Advisors

On Sept. 1, 2010, BNY Mellon acquired I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.8 billion in assets under advisement at acquisition. This was BNY Mellon’s first wealth management acquisition in Canada, and is another step in the international expansion of our wealth management business. The combined business offers clients broader global asset management opportunities, increased access to alternative investment opportunities, enhanced technology and reporting capabilities and expanded banking and wealth planning services.

Settlement of forward sale agreement related to equity offering

On Sept. 15, 2010, BNY Mellon settled the forward sale agreement related to the June 2010 equity offering, in which BNY Mellon entered into a forward sale agreement with a forward purchaser, who borrowed and sold to the public through the underwriters shares of the Company’s common stock. At settlement, BNY Mellon received net proceeds of approximately $677 million. The settlement also increased our common shares outstanding by 25.9 million shares. The proceeds were primarily used to fund the acquisition of GIS.

Highlights of third quarter 2010 results

We reported income from continuing operations applicable to the common shareholders of BNY Mellon of $625 million, or $0.51 per diluted common share, in the third quarter of 2010 compared with $668 million, or $0.55 per diluted common share, in the second quarter of 2010 and a loss of $2,439 million, or $2.04 per diluted common share, in the third quarter of 2009.

Net income applicable to common shareholders, including discontinued operations, totaled $622 million, or $0.51 per diluted common share, in the third quarter of 2010, compared with net income of $658 million, or $0.54 per diluted common share, in

BNY Mellon    5

the second quarter of 2010 and a net loss of $2,458 million, or $2.05 per diluted common share, in the third quarter of 2009.

Highlights for the third quarter of 2010 include:

•

Assets under custody and administration (“AUC”) totaled a record $24.4 trillion at Sept. 30, 2010 compared with $22.1 trillion at Sept. 30, 2009 and $21.8 trillion at June 30, 2010. Both increases primarily reflect the acquisitions of GIS and BAS (collectively, “the Acquisitions”), as well as higher market values and net new business. (See the Institutional Services Group on page 25).

•

Assets under management (“AUM”), excluding securities lending assets, totaled a record $1.14 trillion at Sept. 30, 2010 compared with $966 billion at Sept. 30, 2009 and $1.05 trillion at June 30, 2010. This represents a net increase of 18% compared with the prior year and 9% sequentially. The year-over-year increase was primarily due to the acquisition of Insight Investment Management (“Insight”), higher market values and net new business. The sequential increase primarily reflects higher market values and net new business. (See the Asset and Wealth Management Group on page 21).

•

Securities servicing revenue totaled $1.5 billion in the third quarter of 2010 compared with $1.2 billion in the third quarter of 2009. The increase reflects the impact of the Acquisitions, higher asset servicing revenue as a result of higher market values and net new business and higher issuer services revenue from increased depositary receipts, while clearing services revenue was negatively impacted by lower transaction volumes and lower money market related distribution fees. (See the Institutional Services Group on page 25).

•

Asset and wealth management fees, including performance fees, totaled $696 million in the third quarter of 2010 compared with $664 million in the third quarter of 2009. The increase reflects the impact of the Insight acquisition, improved market values, and net new business. (See the Asset

Management and Wealth Management businesses beginning on page 22).
•

Foreign exchange and other trading revenue totaled $146 million in the third quarter of 2010 compared with $246 million in the third quarter of 2009. In the third quarter of 2010, foreign exchange revenue totaled $160 million, a decrease of $31 million from the third quarter of 2009, driven by lower volatility. Other trading revenue was a negative $14 million in the third quarter of 2010, compared with revenue of $55 million in the third quarter of 2009. The decrease was largely due to a decline in long-term interest rates. (See Fee and other revenue beginning on page 7).

•

Investment income and other revenue totaled $97 million in the third quarter of 2010 compared with $205 million in the third quarter of 2009. The decrease reflects lower lease residual gains and a gain on the sale of VISA shares in the third quarter of 2009. (See Fee and other revenue beginning on page 7).

•

Net interest revenue totaled $718 million in the third quarter of 2010 compared with $716 million in the third quarter of 2009. The slight increase reflects a higher yield on the restructured investment securities portfolio and higher interest-earning assets which were primarily offset by lower spreads. The net interest margin (FTE) for the third quarter of 2010 was 1.67% compared with 1.85% in the third quarter of 2009. The decrease in the net interest margin reflects higher average interest-earning assets in a lower rate environment. (See Net interest revenue beginning on page 11).

•

The provision for credit losses was a credit of $22 million in the third quarter of 2010 compared with a charge of $147 million in the third quarter of 2009. The decrease in the provision reflects a 52% decline in criticized assets compared with the third quarter of 2009. (See Asset quality and allowance for credit losses beginning on page 39).

•

Noninterest expense totaled $2.6 billion in the third quarter of 2010 compared with $2.3 billion in the third quarter of 2009. The increase was primarily driven by the impact of acquisitions, higher compensation expense, business development, software, litigation expenses and restructuring charges. (See Noninterest expense beginning on page 14).

•	Unrealized net of tax gains on our total investment securities portfolio were $311

6    BNY Mellon

million at Sept. 30, 2010 compared with $114 million at June 30, 2010. The improvement in the valuation of the investment securities portfolio was due to the decline in interest rates and the tightening of credit spreads. (See Consolidated balance sheet review beginning on page 34).

•

The Tier 1 capital ratio was 12.2% at Sept. 30, 2010 compared with 13.5% at June 30, 2010. The decrease primarily reflects the Acquisitions, partially offset by the issuance of $677 million (25.9 million shares) of common equity via the forward sale agreement and earnings retention. (See Capital beginning on page 47).

Fee and other revenue

Fee and other revenue						3Q10 vs.		Year-to-date			YTD10 vs. YTD09
(dollars in millions, unless otherwise noted)	3Q10		2Q10		3Q09	3Q09	2Q10	2010		2009
Securities servicing fees:
Asset servicing	$832		$622		$600	39%	34%	$2,062		$1,693	22%
Securities lending revenue	38		46		43	(12)	(17)	113		230	(51)
Issuer services	364		354		359	1	3	1,051		1,095	(4)
Clearing services	252		245		236	7	3	727		739	(2)
Total securities servicing fees	1,486		1,267		1,238	20	17	3,953		3,757	5
Asset and wealth management fees	696		686		664	5	1	2,068		1,931	7
Foreign exchange and other trading revenue	146		220		246	(41)	(34)	628		790	(21)
Treasury services	132		125		128	3	6	388		385	1
Distribution and servicing	56		51		73	(23)	10	155		269	(42)
Financing-related fees	49		48		56	(13)	2	147		158	(7)
Investment income	64		72		121	(47)	(11)	244		148	65
Other	33		73		84	(61)	(55)	143		108	32
Total fee revenue – GAAP	$2,662		$2,542		$2,610	2%	5%	$7,726		$7,546	2%
Income of consolidated asset management funds, net of noncontrolling interests	49	(a)	32	(a)	-	N/M	53	122	(a)	-	N/M
Total fee revenue – Non-GAAP	$2,711	(b)	$2,574		$2,610	4%	5%	$7,848		$7,546	4%
Net securities gains (losses)	6		13		(4,833)	N/M	N/M	26		(5,384)	N/M
Total fee and other revenue – Non-GAAP (b)	$2,717		$2,587		$(2,223)	N/M	5%	$7,874		$2,162	N/M
Fee revenue as a percent of total revenue excluding securities gains (losses)	78%		76%		78%			77%		78%

Market value of AUM at period end (in billions)	$1,141		$1,047		$966	18%	9%	$1,141		$966	18%
Market value of AUC and administration at period end (in trillions)	$24.4		$21.8		$22.1	10%	12%	$24.4		$22.1	10%

(a)	Includes $36 million, $29 million and $90 million previously included in asset and wealth management fees and $13 million, $3 million and $32 million previously included in investment income in the third and second quarters, and first nine months of 2010, respectively. See Operations of consolidated asset management funds on page 10.
(b)	Total fee and other revenue on a GAAP basis was $2,668 million for the third quarter of 2010, $2,555 million for the second quarter of 2010, $(2,223) million for the third quarter of 2009, $7,752 million for the first nine months of 2010 and $2,162 million for the first nine months of 2009. Total fee revenue from the Acquisitions was $234 million in the third quarter of 2010.
N/M	– Not meaningful.

Fee revenue

The results of many of our businesses are influenced by client activities and market trends that vary by quarter.

Fee revenue increased 2% versus the year-ago quarter and 5% (unannualized) sequentially. Both increases primarily reflect the impact of the Acquisitions and higher asset and wealth management fees, partially offset by lower foreign exchange and other trading revenue, lower investment income and lower foreign currency translation revenue.

Securities servicing fees

Securities servicing fees were impacted by the following, compared with the third quarter of 2009 and second quarter of 2010:

BNY Mellon    7

•	Asset servicing fees – The year-over-year and sequential growth reflects the Acquisitions, higher market values, net new business and asset inflows from existing clients.
•

Securities lending revenue – The year-over-year decrease reflects narrower spreads and lower loan balances while the sequential decrease reflects seasonally lower spreads, partially offset by higher loan balances.

•

Issuer services fees – The increase year-over-year reflects higher Depositary Receipts revenue resulting from higher corporate action fees partially offset by lower Corporate Trust fee revenue resulting from decreased activity in the global debt markets and lower Shareowner Services revenue reflecting lower corporate action fees and lower employee stock option plan fees. The sequential increase resulted from higher Depositary Receipts revenue, partially offset by lower Shareowner Services fee revenue due to seasonality.

•

Clearing services fees – Year-over-year results reflect the impact of the GIS acquisition partially offset by lower transaction volumes and lower money market related distribution fees. The sequential increase reflects the GIS acquisition partially offset by lower transaction volumes.

See the “Institutional Services Group” in “Review of businesses” for additional details.

Asset and wealth management fees

Asset and wealth management fees totaled $696 million in the third quarter of 2010, an increase of 5% year-over-year and 1% (unannualized) sequentially. Excluding performance fees and income from consolidated asset management funds, net of noncontrolling interests, these fees totaled $716 million, an increase of 8% compared with the prior year period and 3% (unannualized) sequentially. The year-over-year increase reflects improved market values, the Insight acquisition and the impact of net new business. The sequential increase primarily reflects the impact of net new business and higher market values.

Total AUM for the Asset and Wealth Management Group were $1.14 trillion at Sept. 30, 2010 compared with $1.05 trillion at June 30, 2010 and $966 billion at Sept. 30, 2009. This represents an increase of 18% compared with the prior year and 9% sequentially. The year-over-year increase was primarily due to the acquisition of Insight, higher market values and net new business. The sequential increase primarily reflects higher market values and net new business. The S&P 500 Index was 1141 at Sept. 30, 2010 compared with 1031 at June 30, 2010 (an 11% increase) and 1057 at Sept 30, 2009 (an 8% increase).

See the “Asset and Wealth Management Group” in “Review of businesses” for additional details regarding the drivers of asset and wealth management fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue, which is primarily reported in the Asset Servicing business, was $146 million in the third quarter of 2010, a decrease of 41% compared with the third quarter of 2009, and 34% (unannualized) compared with the second quarter of 2010. In the third quarter of 2010, foreign exchange revenue totaled $160 million, a decrease of 35% sequentially, driven by seasonality and lower volatility. Other trading revenue was a negative $14 million in the third quarter of 2010, largely due to a decline in long-term interest rates.

Treasury services

Treasury services fees, which are primarily reported in the Treasury Services business, include fees related to funds transfer, cash management and liquidity management. Treasury services fees increased $4 million compared with the third quarter of 2009 and $7 million compared with the second quarter of 2010. The increases compared with both prior periods primarily resulted from higher global payment services revenue.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds that we manage or administer and are primarily reported in the Asset Management business. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values.

Distribution and servicing fee revenue decreased $17 million compared with the third quarter of 2009 and increased $5 million compared with the second quarter of 2010. The year-over-year decrease primarily reflects lower money market assets under management and higher redemptions in prior periods. The sequential increase reflects a reduction

8    BNY Mellon

in fee waivers. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Treasury Services business, include capital markets fees, loan commitment fees and credit-related trade fees. Financing-related fees decreased $7 million compared with the third quarter of 2009 and increased $1 million sequentially. The year-over-year decrease was primarily driven by lower credit related fees.

Investment income

Investment income				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Corporate/bank-owned life insurance	$39	$37	$42	$112	$114
Lease residual gains	1	14	55	67	71
Equity investment income (loss)	9	20	1	41	(40)
Private equity gains (losses)	8	6	8	19	(21)
Seed capital gains (losses)	7	(5)	15	5	24
Total investment income	$64	$72	$121	$244	$148

Investment income, which is primarily reported in the Other and Asset Management businesses, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income (loss). The decrease, compared with the third quarter of 2009, primarily reflects lower lease residual and seed capital gains partially offset by higher equity investment gains. The decrease, compared to the second quarter of 2010, primarily reflects lower lease residual gains and lower equity investment income, partially offset by higher seed capital gains.

Other revenue

Other revenue				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Asset-related gains	$11	$3	$54	$17	$76
Expense reimbursements from joint ventures	10	8	9	28	24
Economic value payments	3	-	-	3	-
Other income (loss)	9	62	21	95	8
Total other revenue	$33	$73	$84	$143	$108

Other revenue includes asset-related gains, expense reimbursements from joint ventures, economic value payments and other income (loss). Asset-related gains include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Economic value payments relate to deposits from the GIS acquisition that have not yet transferred to BNY Mellon. Other income (loss) primarily includes foreign currency translation, other investments and various miscellaneous revenues.

Total other revenue decreased in the third quarter of 2010 compared with the third quarter of 2009 primarily due to the gain on the sale of VISA shares in the third quarter of 2009. The sequential decrease was primarily due to lower foreign currency translation revenue.

Net investment securities gains (losses)

Net securities gains totaled $6 million in the third quarter of 2010, compared with net losses of $4.8 billion in the third quarter of 2009 and net gains of $13 million in the second quarter of 2010. The loss in the third quarter of 2009 primarily resulted from a charge related to restructuring the investment securities portfolio.

The following table details investment securities gains (losses) by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net securities gains (losses)				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Alt-A RMBS	$-	$(6)	$(2,857)	$(13)	$(3,096)
Prime RMBS	-	-	(999)	-	(1,011)
Subprime RMBS	-	-	(321)	-	(322)
Home equity lines of credit	-	-	(234)	-	(256)
European floating rate notes	(3)	-	(234)	(3)	(304)
Credit cards	-	-	-	-	(28)
Commercial MBS	-	-	(89)	-	(89)
Other	9	19	(99)	42	(278)
Net securities gains (losses)	$6	$13	$(4,833)	$26	$(5,384)

Year-to-date 2010 compared with year-to-date 2009

Fee and other revenue for the first nine months of 2010 totaled $7.9 billion compared with $2.2 billion in the first nine months of 2009. The increase primarily reflects net securities losses reported in

BNY Mellon    9

2009, as well as higher asset servicing fees reflecting the impact of the Acquisitions, higher asset and wealth management revenue and higher investment income, offset in part by lower securities lending revenue and foreign exchange and other trading revenue.

Net securities gains were $26 million for the first nine months of 2010 compared with a net loss of $5.4 billion for the first nine months of 2009. The net securities losses in 2009 primarily resulted from the charge recorded in the third quarter of 2009 related to restructuring the investment securities portfolio. The increase in asset servicing fees primarily reflects the impact of the Acquisitions, as well as higher market values and net new business. The increase in asset and wealth management fees in the first nine months of 2010 reflects improved market values, the Insight acquisition and the impact of long-term inflows, partially offset by a reduction in fees due to money market outflows and higher fee waivers. The decrease in securities lending revenue in the first nine months of 2010 primarily reflects narrower spreads and lower loan balances. The decrease in foreign exchange and other trading revenue in the first nine months of 2010 was driven by lower foreign exchange volatility and lower fixed income trading revenue. The decrease in issuer services fees in the first nine months of 2010 primarily reflects decreased activity in the global debt markets and lower money market related distribution fees.

Operations of consolidated asset management funds

On Jan. 1, 2010, we adopted ASC 810. See Notes 2 and 13 in the Notes to Consolidated Financial Statements for additional information. Adoption of this standard resulted in an increase in consolidated total assets on our balance sheet at Sept. 30, 2010 of $14.4 billion, or an increase of approximately 7% from Dec. 31, 2009.

We also separately disclosed the following on the income statement.

Income from consolidated asset management funds, net of noncontrolling interests				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Operations of consolidated asset management funds	$37	$65	$-	$167	$-
Noncontrolling interest of consolidated asset management funds	(12)	33	-	45	-
Income from consolidated asset management funds, net of noncontrolling interests	$49	$32	$-	$122	$-

These line items were previously disclosed on the income statement as:

				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Asset and wealth management revenue	$36	$29	$-	$90	$-
Investment income	13	3	-	32	-
Total	$49	$32	$-	$122	$-

10    BNY Mellon

Net interest revenue

Net interest revenue				3Q10 vs.				Year-to-date		YTD10 vs. YTD09
(dollars in millions)	3Q10	2Q10	3Q09	3Q09		2Q10		2010	2009
Net interest revenue (non-FTE)	$718	$722	$716	-%		(1)%		$2,205	$2,191	1%
Tax equivalent adjustment	5	5	5	N/M		N/M		15	13	N/M
Net interest revenue (FTE) – Non-GAAP	$723	$727	$721	-%		(1)%		$2,220	$2,204	1%
Average interest-earning assets	$172,759	$167,119	$155,159	11%		3%		$167,804	$159,916	5%
Net interest margin (FTE)	1.67%	1.74%	1.85%	(18	)bps	(7	)bps	1.77%	1.84%	(7	)bps

N/M – Not meaningful.

bps – basis points.

Net interest revenue totaled $718 million in the third quarter of 2010 compared with $716 million in the third quarter of 2009 and $722 million in the second quarter of 2010.

The slight increase in net interest revenue compared with 3Q09 resulted from a higher yield on the restructured investment securities portfolio and higher average interest-earning assets, offset by lower spreads. Sequentially, net interest revenue decreased slightly as lower spreads more than offset the impact of higher average interest-earning assets.

The net interest margin was 1.67% in the third quarter of 2010 compared with 1.85% in the third quarter of 2009 and 1.74% in the second quarter of 2010. The decrease compared with both prior periods reflects higher average interest-earning assets in a lower rate environment.

Year-to-date 2010 compared with year-to-date 2009

Net interest revenue totaled $2.2 billion in the first nine months of 2010, an increase of 1% compared with the first nine months of 2009. The increase primarily reflects the higher yield on the restructured investment securities portfolio and higher average interest-earning assets, partially offset by narrowing spreads.

The net interest margin was 1.77% in the first nine months of 2010, compared with 1.84% in the first nine months of 2009. Lower spreads and higher interest-earning assets in a lower rate environment more than offset the higher yield on the restructured investment securities portfolio.

BNY Mellon    11

Average balances and interest rates

Average balances and interest rates (a)	Quarter ended
	Sept. 30, 2010		June 30, 2010		Sept. 30, 2009
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$60,431	0.93%	$50,741	1.01%	$54,343	1.08%
Interest-bearing deposits held at the Federal Reserve and other central banks	9,813	0.40	18,280	0.34	6,976	0.32
Federal funds sold and securities under resale agreements	4,559	0.46	4,652	0.66	3,443	1.19
Margin loans	6,269	1.47	5,786	1.49	4,335	1.55
Non-margin loans:
Domestic offices	21,110	2.74	20,750	2.89	19,412	3.22
Foreign offices	9,390	1.61	10,128	1.53	10,788	1.99

Total non-margin loans	30,500	2.39	30,878	2.45	30,200	2.78
Securities:
U.S. government obligations	7,229	1.63	6,162	1.46	4,605	1.45
U.S. government agency obligations	20,074	3.29	19,629	3.48	17,635	3.79
State and political subdivisions	615	6.43	638	6.56	639	7.30
Other securities	30,075	3.86	27,601	4.14	31,010	3.04
Trading securities	3,194	2.57	2,752	2.62	1,973	2.30

Total securities	61,187	3.36	56,782	3.58	55,862	3.16

Total interest-earning assets	172,759	2.03%	167,119	2.08%	155,159	2.14%
Allowance for loan losses	(538)		(517)		(425)
Cash and due from banks	3,903		3,673		3,247
Other assets	50,007		46,266		45,728
Assets of discontinued operations	247		260		2,077
Assets of consolidated asset management funds	13,947		12,040		-
Total assets	$240,325		$228,841		$205,786
Liabilities
Interest-bearing liabilities:
Money market rate accounts	$25,696	0.11%	$24,279	0.10%	$16,817	0.09%
Savings	1,389	0.26	1,389	0.27	1,115	0.32
Certificates of deposit of $100,000 & over	214	0.11	332	0.16	847	0.62
Other time deposits	6,210	0.23	5,902	0.26	5,058	0.40
Foreign offices	70,524	0.22	68,061	0.19	69,795	0.08

Total interest-bearing deposits	104,033	0.19	99,963	0.17	93,632	0.11
Federal funds purchased and securities sold under repurchase agreements	5,984	0.09	4,441	0.19	3,075	0.20
Other borrowed funds (b)	4,029	1.66	4,223	2.08	2,286	1.49
Payables to customers and broker-dealers	6,910	0.08	6,596	0.09	5,844	0.10
Long-term debt	16,798	2.04	16,462	1.75	17,393	1.74

Total interest-bearing liabilities	137,754	0.45%	131,685	0.43%	122,230	0.37%
Total noninterest-bearing deposits	33,198		34,628		34,920
Other liabilities	23,770		20,042		18,386
Liabilities of discontinued operations	247		260		2,077
Liabilities and obligations of consolidated asset management funds	12,778		11,046		-
Total liabilities	207,747		197,661		177,613
Temporary equity:
Redeemable noncontrolling interests	27		12		-
Permanent equity:
Total BNY Mellon shareholders’ equity	31,868		30,462		28,144
Noncontrolling interest	19		18		29
Noncontrolling interests of consolidated asset management funds	664		688		-
Total permanent equity	32,551		31,168		28,173
Total liabilities, temporary equity and permanent equity	$240,325		$228,841		$205,786
Net interest margin – Taxable equivalent basis		1.67%		1.74%		1.85%
(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)	Includes average trading liabilities of $1,961 million for the third quarter of 2010, $1,668 million for the second quarter of 2010 and $1,428 million for the third quarter of 2009.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Average balances and interest rates (a)	Year-to-date
	2010		2009
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$55,674	0.99%	$55,913	1.27%
Interest-bearing deposits held at the Federal Reserve and other central banks	13,399	0.35	12,109	0.37
Other short-term investments – U.S. government-backed commercial paper	-	-	419	3.15
Federal funds sold and securities under resale agreements	4,359	0.60	2,888	1.12
Margin loans	5,769	1.48	4,230	1.60
Non-margin loans:
Domestic offices	20,463	2.92	20,597	3.10
Foreign offices	9,660	1.59	12,008	2.27

Total non-margin loans	30,123	2.49	32,605	2.79
Securities:
U.S. government obligations	6,666	1.50	2,371	1.62
U.S. government agency obligations	19,714	3.45	14,836	3.76
State and political subdivisions	641	6.47	705	6.96
Other securities	28,781	4.06	31,879	3.41
Trading securities	2,678	2.57	1,961	2.54

Total securities	58,480	3.52	51,752	3.45

Total interest-earning assets	167,804	2.10%	159,916	2.23%
Allowance for loan losses	(519)		(410)
Cash and due from banks	3,698		3,823
Other assets	47,223		45,860
Assets of discontinued operations	466		2,238
Assets of consolidated asset management funds	12,910		-
Total assets	$231,582		$211,427
Liabilities
Interest-bearing liabilities:
Money market rate accounts	$23,920	0.10%	$18,133	0.10%
Savings	1,383	0.27	1,116	0.46
Certificates of deposit of $100,000 & over	396	0.20	1,087	0.95
Other time deposits	5,782	0.26	4,939	0.48
Foreign offices	70,206	0.19	72,865	0.18

Total interest-bearing deposits	101,687	0.17	98,140	0.19
Federal funds purchased and securities sold under repurchase agreements	4,715	0.12	2,471	(0.05)
Other borrowed funds (b)	3,690	1.90	2,937	1.38
Borrowings from Federal Reserve related to asset-backed commercial paper	-	-	419	2.25
Payables to customers and broker-dealers	6,628	0.08	4,854	0.14
Long-term debt	16,689	1.76	16,567	2.25

Total interest-bearing liabilities	133,409	0.41%	125,388	0.49%
Total noninterest-bearing deposits	33,718		36,915
Other liabilities	20,766		18,503
Liabilities of discontinued operations	466		2,238
Liabilities and obligations of consolidated asset management funds	11,792		-
Total liabilities	200,151		183,044
Temporary equity:
Redeemable noncontrolling interests	13		-
Permanent equity:
Total BNY Mellon shareholders’ equity	30,691		28,352
Noncontrolling interest	20		31
Noncontrolling interests of consolidated asset management funds	707		-
Total permanent equity	31,418		28,383
Total liabilities, temporary equity and permanent equity	$231,582		$211,427
Net interest margin – Taxable equivalent basis		1.77%		1.84%

(a)	Presented on a continuing operations basis even though the balance sheet is not restated for discontinued operations.
(b)	Includes average trading liabilities of $1,605 million for the first nine months of 2010 and $1,173 million for the first nine months of 2009.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    13

Noninterest expense

Noninterest expense						3Q10 vs.		Year-to-date			YTD10 vs. YTD09
(dollars in millions)	3Q10		2Q10	3Q09		3Q09	2Q10	2010	2009
Staff:
Compensation	$850		$763	$747		14%	11%	$2,366	$2,219		7%
Incentives	289		272	242		19	6	845	730		16
Employee benefits	205		199	168		22	3	587	530		11
Total staff	1,344		1,234	1,157		16	9	3,798	3,479		9
Professional, legal and other purchased services	282		256	265		6	10	779	739		5
Net occupancy	150		143	142		6	5	430	423		2
Software	108		91	95		14	19	293	269		9
Distribution and servicing	94		90	97		(3)	4	273	302		(10)
Furniture and equipment	79		71	76		4	11	225	229		(2)
Business development	63		68	45		40	(7)	183	138		33
Sub-custodian	60		65	49		22	(8)	177	148		20
Other	249		201	232		7	24	636	667		(5)
Subtotal	2,429	(a)	2,219	2,158		13	9	6,794	6,394		6
Special litigation reserves	N/A		N/A	N/A		N/M	N/M	164	N/A		N/M
FDIC special assessment	-		-	-		N/M	N/M	-	61		N/M
Amortization of intangible assets	111		98	104		7	13	306	319		(4)
Restructuring charges	15		(15)	(5)		N/M	N/M	7	11		(36)
M&I expenses	56		14	54		4	N/M	96	181		(47)
Total noninterest expense	$2,611		$2,316	$2,311		13%	13%	$7,367	$6,966		6%
Total staff expense as a percent of total revenue	39%		37%	N/M	(b)			38%	N/M	(b)
Employees at period end	47,700		42,700	42,000		14%	12%	47,700	42,000		14%

(a)	Noninterest expense from the Acquisitions was $185 million in the third quarter of 2010.
(b)	Total staff expense as a percentage of total revenue excluding net securities gains (losses) was 35% in the third quarter of 2009 and 36% in the first nine months of 2009.
N/A	– Not applicable.
N/M	– Not meaningful.

Total noninterest expense increased $300 million compared with the third quarter of 2009 and $295 million compared with the second quarter of 2010. Excluding intangible amortization, restructuring charges and merger and integration expenses (“M&I”), noninterest expense increased $271 million year-over-year and $210 million sequentially. Both increases primarily reflect the Acquisitions and higher litigation and software expenses. The year-over-year increase was also driven by the impact of the Insight acquisition, higher compensation expense and business development expense.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 55% of total noninterest expense, excluding amortization of intangible assets, restructuring charges and M&I expenses.

The increase in staff expense compared with the third quarter of 2009 and the second quarter of 2010 primarily reflects the impact of the Acquisitions and higher incentive expense primarily in the Asset Management business. The year-over-year increase in staff expense also reflects the impact of the Insight acquisition and the annual merit increase which was effective in the second quarter of 2010.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding amortization of intangible assets, restructuring charges and M&I expenses, totaled $1.1 billion in the third quarter of 2010 compared with $1.0 billion in both the third quarter of 2009 and second quarter of 2010. Both increases primarily reflect the impact of the Acquisitions as well as higher litigation and software expenses. The increase compared with the third quarter of 2009 also reflects the impact of the Insight acquisition, higher professional, legal and other

14    BNY Mellon

purchased services expenses, business development and sub-custodian expenses.

Given the severity of the economic downturn, the financial services industry has seen an increase in the level of litigation activity. As a result, we anticipate litigation costs for the remainder of 2010 to exceed historic trend levels. For additional information on litigation matters, see Note 18 of the Notes to Consolidated Financial Statements.

For additional information on restructuring charges, see Note 11 of the Notes to Consolidated Financial Statements.

In the third quarter of 2010, we incurred $56 million of M&I expenses primarily related to the integrations of the Acquisitions.

Year-to-date 2010 compared with year-to-date 2009

Noninterest expense in the first nine months of 2010 increased $401 million, or 6%, compared with the first nine months of 2009. The increase primarily reflects the impact of the Acquisitions, the Insight acquisition, special litigation reserves, higher incentives, professional, legal and other purchased services, business development activity and software expense, partially offset by the FDIC special assessment in the second quarter of 2009, lower M&I expenses and distribution and servicing expenses.

Support agreements

In 2008, we voluntarily entered into agreements under which we committed to provide support to clients invested in money market mutual funds, cash sweep funds and similar collective funds, managed by our affiliates, as well as clients invested in funds within our securities lending business. These support agreements were designed to enable these funds to continue to operate at a stable net asset value.

In the third quarter of 2010, we recorded charges of $15 million (pre-tax) related to these funds. This charge was driven by a cash contribution to five Dreyfus money market funds primarily for a realized loss which arose from the financial crisis, partially offset by a reduction in the support agreement reserve primarily due to improved pricing of Lehman securities. At Sept. 30, 2010, the value of Lehman securities increased to approximately 21.5% from 19.5% at June 30, 2010.

At Sept. 30, 2010, our potential maximum exposure to support agreements was approximately $111 million, after deducting the reserve. Potential maximum exposure is based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities ($98 million) as well as other client agreements ($13 million).

Income taxes

The effective tax rate on a continuing operations basis for the third quarter of 2010 was 26.4% reflecting a discrete benefit of approximately $0.02 per common share, largely driven by a change in state and local tax laws. This compares with 30.2% in the second quarter of 2010. In the third quarter of 2009, BNY Mellon recorded a tax benefit of $1.5 billion primarily as a result of investment securities losses. Excluding the impact of the investment securities losses and M&I expenses, the effective tax rate was 31.8% in the third quarter of 2009. Excluding the impact of restructuring charges and M&I expenses, the effective tax rate was 27.3% in the third quarter of 2010.

We expect the effective tax rate to be approximately 28-30% for the fourth quarter of 2010.

On Aug. 10, 2010 a series of changes in federal tax laws affecting international operations were enacted as part of the Education, Jobs and Medicaid Assistance Act. One of the changes limits the ability to credit foreign taxes in certain circumstances. Although BNY Mellon is in the process of evaluating the full impact of the change, it is likely to increase BNY Mellon’s effective tax rate in 2011, if our efforts to mitigate the increase are unsuccessful.

Review of businesses

We have an internal information system that produces performance data for our seven businesses along product and service lines.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported

BNY Mellon    15

results of the businesses will track their economic performance.

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

The accounting policies of the businesses are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of the businesses.

The operations of acquired businesses are integrated with the existing businesses soon after they are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

For additional information on the primary types of revenue by business and how our businesses are presented and analyzed, see the Business segments review and Note 28 in BNY Mellon’s 2009 Annual Report on Form 10-K.

Information on our businesses is reported on a continuing operations basis for all periods presented. See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

Our businesses continued to face a challenging operating environment in the third quarter of 2010. Year-over-year higher market values and new business benefited the Asset and Wealth management businesses, while a stagnant securitization market continues to negatively impact results in Issuer Services. Results in Asset Servicing benefited from the Acquisitions, higher market values, new business and asset inflows from existing clients but were negatively impacted by lower foreign currency volumes and volatility as well as narrower spreads and lower loan balances in securities lending. Money market fee waivers also continue to suppress results in Asset Management, Issuer and Clearing Services, while lower NYSE share volumes, down 17% year-over-year, continued to impact results in Clearing Services. On a sequential basis, the Acquisitions, new business, and increased market values were partially offset by lower foreign currency volumes and volatility and a 26% decrease in NYSE share volume. Compared with the third quarter of 2009, net interest revenue increased in several businesses driven by the higher yield related to the restructured investment securities portfolio and a higher level of interest-earning assets, partially offset by lower spreads. Sequentially, net interest revenue decreased in the Institutional Services Group reflecting lower spreads.

Net securities gains (losses) are recorded in the Other business. Noninterest expense increased compared with both the third quarter of 2009 and the second quarter of 2010 in Asset Servicing, Clearing Services and Treasury Services primarily as a result of the Acquisitions partially offset by overall expense control. In addition, year-over-year results in the Asset Management business were impacted by the Insight acquisition.

The table below presents the value of certain market indices at period end and on an average basis.

Market indices						3Q10 vs.		Year-to-date		YTD10 vs. YTD09
	3Q09	4Q09	1Q10	2Q10	3Q10	3Q09	2Q10	2010	2009
S&P 500 Index (a)	1057	1115	1169	1031	1141	8%	11%	1141	1057	8%
S&P 500 Index – daily average	995	1088	1123	1135	1095	10	(4)	1118	900	24
FTSE 100 Index (a)	5134	5413	5680	4917	5549	8	13	5549	5134	8
FTSE 100 Index – daily average	4708	5235	5431	5361	5312	13	(1)	5368	4342	24
NASDAQ Composite Index (a)	2122	2269	2398	2109	2369	12	12	2369	2122	12
Lehman Brothers Aggregate Bondsm Index (a)	304	301	300	299	329	8	10	329	304	8
MSCI EAFE® Index (a)	1553	1581	1584	1348	1561	1	16	1561	1553	1
NYSE Share Volume (in billions)	126	112	103	140	104	(17)	(26)	347	438	(21)
NASDAQ Share Volume (in billions)	144	131	143	159	129	(10)	(19)	431	432	-

(a)	Period end.

16    BNY Mellon

Average daily U.S. fixed-income trading volume was up 5% sequentially and 15% year-over-year. Total debt issuances, primarily high yield products, were up 16% sequentially and 11% year-over-year.

The period end S&P 500 Index increased 11% sequentially and 8% year-over-year. The period end FTSE 100 Index increased 13% sequentially and 8% year-over-year. On a daily average basis, the S&P 500 Index decreased 4% sequentially and increased 10% year-over-year while the FTSE 100 Index decreased 1% sequentially and increased 13% year-over-year. The period end NASDAQ Composite Index increased 12% both sequentially and year-over-year.

The changes in the value of market indices primarily impact fee revenue in the Asset and Wealth Management businesses and to a lesser extent our securities servicing businesses.

At Sept. 30, 2010, using the S&P 500 Index as a proxy for the equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1-2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2010 (dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$665 (a)	$144	$809	$989	$399	$293	$214	$1,895	$13	$2,717	(a)
Net interest revenue	(1)	58	57	215	204	90	148	657	4	718
Total revenue	664	202	866	1,204	603	383	362	2,552	17	3,435
Provision for credit losses	-	-	-	-	-	-	-	-	(22)	(22)
Noninterest expense	546	149	695	902	325	287	194	1,708	208	2,611
Income before taxes	$118 (a)	$53	$171	$302	$278	$96	$168	$844	$(169)	$846	(a)
Pre-tax operating margin (b)	18%	26%	20%	25%	46%	25%	47%	33%	N/M	24%
Average assets	$27,389	$10,806	$38,195	$69,026	$48,451	$21,456	$25,748	$164,681	$37,202	$240,078	(c)
Excluding intangible amortization:
Noninterest expense	$496	$140	$636	$884	$304	$279	$188	$1,655	$209	$2,500
Income before taxes	168	62	230	320	299	104	174	897	(170)	957
Pre-tax operating margin (b)	25%	31%	27%	27%	50%	27%	48%	35%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 includes income from consolidated asset management funds of $37 million net of a loss attributable to noncontrolling interests of $12 million. The net of these income statement line items of $49 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.

N/M – Not meaningful.

BNY Mellon    17

For the quarter ended June 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$621	(a)	$147	$768	$906	$380	$276	$196	$1,758	$61	$2,587	(a)
Net interest revenue	1		56	57	216	216	93	161	686	(21)	722
Total revenue	622		203	825	1,122	596	369	357	2,444	40	3,309
Provision for credit losses	-		-	-	-	-	-	-	-	20	20
Noninterest expense	501		154	655	786	339	277	193	1,595	66	2,316
Income before taxes	$121	(a)	$49	$170	$336	$257	$92	$164	$849	$(46)	$973	(a)
Pre-tax operating margin (b)	19%		24%	21%	30%	43%	25%	46%	35%	N/M	29%
Average assets	$24,895		$10,399	$35,294	$62,940	$48,938	$21,550	$26,485	$159,913	$33,374	$228,581	(c)
Excluding intangible amortization:
Noninterest expense	$451		$145	$596	$781	$318	$270	$188	$1,557	$65	$2,218
Income before taxes	171		58	229	341	278	99	169	887	(45)	1,071
Pre-tax operating margin (b)	27%		28%	28%	30%	47%	27%	47%	36%	N/M	32%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $33 million. The net of these income statement line items of $32 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M – Not meaningful.

For the quarter ended March 31, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$629	(a)	$146	$775	$798	$358	$271	$225	$1,652	$143	$2,570	(a)
Net interest revenue	-		55	55	210	252	95	176	733	(23)	765
Total revenue	629		201	830	1,008	610	366	401	2,385	120	3,335
Provision for credit losses	-		-	-	-	-	-	-	-	35	35
Noninterest expense	483		145	628	723	324	261	188	1,496	316	2,440
Income before taxes	$146	(a)	$56	$202	$285	$286	$105	$213	$889	$(231)	$860	(a)
Pre-tax operating margin (b)	23%		28%	24%	28%	47%	29%	53%	37%	N/M	26%
Average assets	$25,187		$9,722	$34,909	$59,704	$52,838	$20,338	$26,716	$159,596	$30,012	$224,517	(c)
Excluding intangible amortization:
Noninterest expense	$433		$136	$569	$717	$304	$255	$182	$1,458	$316	$2,343
Income before taxes	196		65	261	291	306	111	219	927	(231)	957
Pre-tax operating margin (b)	31%		32%	31%	29%	50%	30%	55%	39%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $24 million. The net of these income statement line items of $41 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.

N/M – Not meaningful.

18    BNY Mellon

For the quarter ended Dec. 31, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$662	$151	$813	$816	$410	$264	$222	$1,712	$52	$2,577
Net interest revenue	3	46	49	205	203	90	148	646	29	724
Total revenue	665	197	862	1,021	613	354	370	2,358	81	3,301
Provision for credit losses	-	1	1	-	-	-	-	-	64	65
Noninterest expense	503	149	652	789	338	248	193	1,568	344	2,564
Income before taxes	$162	$47	$209	$232	$275	$106	$177	$790	$(327)	$672
Pre-tax operating margin (a)	24%	24%	24%	23%	45%	30%	48%	34%	N/M	20%
Average assets	$12,859	$9,246	$22,105	$59,980	$52,028	$20,365	$26,275	$158,648	$31,459	$212,212 (b)
Excluding intangible amortization:
Noninterest expense	$447	$138	$585	$783	$318	$241	$187	$1,529	$343	$2,457
Income before taxes	218	58	276	238	295	113	183	829	(326)	779
Pre-tax operating margin (a)	33%	29%	32%	23%	48%	32%	50%	35%	N/M	24%

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $1,993 million for the fourth quarter of 2009, consolidated average assets were $214,205 million.

N/M – Not meaningful.

For the quarter ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$585	$146	$731	$845	$389	$291	$206	$1,731	$(4,685)	$(2,223)
Net interest revenue	7	49	56	229	180	81	149	639	21	716
Total revenue	592	195	787	1,074	569	372	355	2,370	(4,664)	(1,507)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	493	147	640	735	324	251	186	1,496	175	2,311
Income before taxes	$99	$48	$147	$339	$245	$121	$169	$874	$(4,986)	$(3,965)
Pre-tax operating margin (a)	17%	25%	19%	32%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,424	$9,122	$21,546	$59,914	$47,975	$17,827	$24,223	$149,939	$32,224	$203,709 (b)
Excluding intangible amortization:
Noninterest expense	$440	$135	$575	$729	$304	$245	$180	$1,458	$174	$2,207
Income before taxes	152	60	212	345	265	127	175	912	(4,985)	(3,861)
Pre-tax operating margin (a)	26%	31%	27%	32%	47%	34%	50%	38%	N/M	N/M

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,077 million for the third quarter of 2009, consolidated average assets were $205,786 million.

N/M – Not meaningful.

BNY Mellon    19

For the nine months ended Sept. 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$1,915	(a)	$437	$2,352	$2,693	$1,137	$840	$635	$5,305	$217	$7,874	(a)
Net interest revenue	-		169	169	641	672	278	485	2,076	(40)	2,205
Total revenue	1,915		606	2,521	3,334	1,809	1,118	1,120	7,381	177	10,079
Provision for credit losses	-		-	-	-	-	-	-	-	33	33
Noninterest expense	1,530		448	1,978	2,411	988	825	575	4,799	590	7,367
Income before taxes	$385	(a)	$158	$543	$923	$821	$293	$545	$2,582	$(446)	$2,679	(a)
Pre-tax operating margin (b)	20%		26%	22%	28%	45%	26%	49%	35%	N/M	27%
Average assets	$25,832		$10,313	$36,145	$63,924	$50,059	$21,119	$26,313	$161,415	$33,556	$231,116	(c)
Excluding intangible amortization:
Noninterest expense	$1,380		$421	$1,801	$2,382	$926	$804	$558	$4,670	$590	$7,061
Income before taxes	535		185	720	952	883	314	562	2,711	(446)	2,985
Pre-tax operating margin (b)	28%		30%	29%	29%	49%	28%	50%	37%	N/M	30%

(a)	Total fee and other revenue and income before taxes for the first nine months of 2010 includes income from consolidated asset management funds of $167 million net of income attributable to noncontrolling interests of $45 million. The net of these income statement line items of $122 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $466 million for the nine months ended Sept. 30, 2010, consolidated average assets were $231,582 million.

N/M – Not meaningful.

For the nine months ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$1,585	$427	$2,012	$2,590	$1,207	$926	$613	$5,336	$(5,186)	$2,162
Net interest revenue	29	148	177	689	565	250	465	1,969	45	2,191
Total revenue	1,614	575	2,189	3,279	1,772	1,176	1,078	7,305	(5,141)	4,353
Provision for credit losses	-	-	-	-	-	-	-	-	267	267
Noninterest expense	1,412	434	1,846	2,167	967	773	579	4,486	634	6,966
Income before taxes	$202	$141	$343	$1,112	$805	$403	$499	$2,819	$(6,042)	$(2,880)
Pre-tax operating margin (a)	12%	25%	16%	34%	46%	34%	46%	39%	N/M	N/M
Average assets	$12,469	$9,286	$21,755	$61,083	$50,314	$17,811	$25,964	$155,172	$32,262	$209,189 (b)
Excluding intangible amortization:
Noninterest expense	$1,249	$400	$1,649	$2,145	$906	$753	$560	$4,364	$634	$6,647
Income before taxes	365	175	540	1,134	866	423	518	2,941	(6,042)	(2,561)
Pre-tax operating margin (a)	23%	30%	25%	35%	49%	36%	48%	40%	N/M	N/M

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,238 million for the nine months ended Sept. 30, 2009, consolidated average assets were $211,427 million.

N/M – Not meaningful.

20    BNY Mellon

Asset and Wealth Management Group

Asset and Wealth Management fee revenue is dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.1 trillion at Sept. 30, 2010, compared with $1.0 trillion at June 30, 2010 and $966 billion at Sept. 30, 2009.

The increase compared with Sept. 30, 2009 primarily reflects the acquisition of Insight, higher market values and new business. The sequential increase primarily reflects higher market values and net new business.

Net asset inflows in the third quarter of 2010 totaled $29 billion, reflecting $11 billion of long-term and $18 billion of money market net inflows.

AUM at period end, by product type (in billions)	Sept. 30, 2009	Dec. 31 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Equity securities	$328	$339	$346	$309	$352
Money market	376	360	335	317	336
Fixed income securities	169	235	234	239	256
Alternative investments and overlay	93	181	190	182	197
Total AUM	$966	$1,115	$1,105	$1,047	$1,141

AUM at period end, by client type (in billions)	Sept. 30, 2009	Dec. 31 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Institutional	$461	$611	$620	$595	$639
Mutual funds	421	416	396	370	418
Private client	84	88	89	82	84
Total AUM	$966	$1,115	$1,105	$1,047	$1,141

Changes in market value of AUM from June 30, 2010 to Sept. 30, 2010 – by business (in billions)	Asset Management		Wealth Management		Total
Market value of AUM at June 30, 2010:	$976		$71		$1,047
Net inflows:
Long-term	11		-		11
Money market	18		-		18
Total net inflows	29		-		29
Net market/currency impact	61		4		65
Market value of AUM at Sept. 30, 2010	$1,066	(a)	$75	(b)	$1,141

(a)	Excludes $5 billion subadvised for the Wealth Management business.
(b)	Excludes private client assets managed in the Asset Management business.

BNY Mellon    21

Asset Management business

(dollar amounts in millions, unless otherwise noted)						3Q10 vs.		Year-to-date		YTD10 vs. YTD09
	3Q09	4Q09	1Q10	2Q10	3Q10	3Q09	2Q10	2010	2009
Revenue:
Asset and wealth management:
Mutual funds	$283	$272	$246	$254	$270	(5)%	6%	$770	$821	(6)%
Institutional clients	202	231	268	262	264	31	1	794	563	41
Private clients	34	38	38	37	38	12	3	113	97	16
Performance fees	1	59	13	19	16	N/M	N/M	48	34	41
Total asset and wealth management revenue	520	600	565	572	588	13	3	1,725	1,515	14
Distribution and servicing	63	56	47	49	52	(17)	6	148	223	(34)
Other	2	6	17	-	25	N/M	N/M	42	(153)	N/M
Total fee and other revenue (a)	585	662	629	621	665	14	7	1,915	1,585	21
Net interest revenue	7	3	-	1	(1)	N/M	N/M	-	29	N/M
Total revenue	592	665	629	622	664	12	7	1,915	1,614	19
Noninterest expense (ex. intangible amortization and support agreement charges)	408	447	433	458	470	15	3	1,361	1,231	11
Income before taxes (ex. intangible amortization and support agreement charges)	184	218	196	164	194	5	18	554	383	45
Amortization of intangible assets	53	56	50	50	50	(6)	-	150	163	(8)
Support agreement charges	32	-	-	(7)	26	N/M	N/M	19	18	N/M
Income before taxes	$99	$162	$146	$121	$118	19%	(2)%	$385	$202	91%
Memo: Income before taxes (ex. intangible amortization)	$152	$218	$196	$171	$168	11%	(2)%	$535	$365	47%
Pre-tax operating margin	17%	24%	23%	19%	18%			20%	12%
Pre-tax operating margin (ex. intangible amortization) (b)	26%	33%	31%	27%	25%			28%	23%
AUM (in billions) (c)	$897	$1,045	$1,034	$980	$1,071	19%	9%	$1,071	$897	19%
AUM net inflows (outflows):
Long-term (in billions)	$(2)	$13	$15	$13	$11			$39	$(22)
Money-market (in billions)	$(14)	$(22)	$(25)	$(17)	$18			$(24)	$(27)

(a)	See Operations of consolidated asset management funds on page 10 for the impact of noncontrolling interests on the income statement.
(b)	The pre-tax operating margin excluding intangible amortization and support agreement charges was 31% for 3Q09, 33% for 4Q09, 31% for 1Q10, 26% for 2Q10, 29% for 3Q10 and 29% for the first nine months of 2010 and 24% for the first nine months of 2009.
(c)	Includes $5 billion, $5 billion, $5 billion, $4 billion and $5 billion subadvised for the Wealth Management business, respectively.

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

In July 2010, the China Securities Regulatory Commission (“CSRC”) authorized BNY Mellon and Western Securities to establish a joint venture fund management company in China. The new company, BNY Mellon Western Fund Management Company Limited, is owned by BNY Mellon (49%) and Western Securities (51%). BNY Mellon Western Fund Management manages domestic Chinese securities in a range of local retail fund products. Over time, the venture expects to develop further products using the scale and expertise of the broader BNY Mellon group. BNY Mellon Western Fund Management also focuses on leveraging distribution within the Chinese banking and securities sectors, building awareness of the new company in the region.

22    BNY Mellon

The results of the Asset Management business are mainly driven by the period end and average levels of assets managed as well as the mix of those assets, as previously shown. Results for this business are also impacted by sales of fee-based products. In addition, performance fees may be generated when the investment performance exceeds various benchmarks and satisfies other criteria. Expenses in this business are mainly driven by staffing costs, incentives, distribution and servicing expense, and product distribution costs.

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

Review of financial results

In the third quarter of 2010, Asset Management had pre-tax income of $118 million compared with $99 million in the third quarter of 2009 and $121 million in the second quarter of 2010. Excluding amortization of intangible assets, pre-tax income was $168 million in the third quarter of 2010 compared with $152 million in the third quarter of 2009 and $171 million in the second quarter of 2010.

Asset and wealth management revenue in the Asset Management business was $588 million in the third quarter of 2010 compared with $520 million in the third quarter of 2009 and $572 million in the second quarter of 2010. Excluding performance fees, asset and wealth management fee revenue increased 10% compared with the prior year period and 3% (unannualized) sequentially. The increase year-over-year reflects the impact of the Insight acquisition, improved market values and net new business. The sequential increase reflects net new business and higher market values. Performance fees were $16 million in the third quarter of 2010 compared with $1 million in the third quarter of 2009 and $19 million in the second quarter of 2010.

Net long-term inflows were $11 billion and net short-term inflows were $18 billion in the third quarter of 2010. Long-term inflows benefited from strength in institutional fixed income and global equity products and the sixth consecutive quarter of positive flows in retail funds. Approximately 75% of long-term net inflows in the third quarter of 2010 occurred in September.

In the third quarter of 2010, 46% of Asset and Wealth Management fees in the Asset Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the basis point management fee paid by that fund. Managed mutual fund fee revenue was $270 million in the third quarter of 2010 compared with $283 million in the third quarter of 2009 and $254 million in the second quarter of 2010. The year-over-year decrease reflects net outflows in money market funds over the past four quarters. The sequential increase reflects positive long-term net inflows of retail funds.

Distribution and servicing fees were $52 million in the third quarter of 2010 compared with $63 million in the third quarter of 2009 and $49 million in the second quarter of 2010. The year-over-year decrease primarily reflects lower money market assets under management and higher redemptions in prior periods.

Other fee revenue total $25 million in the third quarter of 2010 compared with $2 million in the third quarter of 2009. There was no other fee revenue in the second quarter of 2010. The year-over-year increase primarily reflects higher seed capital gains.

Revenue generated in the Asset Management business includes 51% from non-U.S. sources in the third quarter of 2010 compared with 42% in the third quarter of 2009 and 50% in the second quarter of 2010.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) was $470 million in the third quarter of 2010 compared with $408 million in the third quarter of 2009 and $458 million in the second quarter of 2010. The year-over-year increase primarily reflects the impact of the Insight acquisition and higher incentive expense. The sequential increase primarily resulted from higher incentive expense.

BNY Mellon    23

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $385 million in the first nine months of 2010 compared with $202 million in the first nine months of 2009. Income before taxes (excluding intangible amortization) was $535 million in the first nine months of 2010 compared with $365 million in the first nine months of 2009. Fee and other revenue increased $330 million, primarily due to improved global market values, the impact of the Insight acquisition, the impact of long-term inflows and investment write-downs in the first nine months of 2009. Noninterest expense (excluding intangible amortization and support agreement charges) increased $130 million in the first nine months of 2010 compared with the first nine months of 2009, primarily due to the Insight acquisition and higher incentive expense.

Wealth Management business

(dollar amounts in millions, unless otherwise noted)	3Q09	4Q09	1Q10	2Q10	3Q10	3Q10 vs.		Year-to-date		YTD10 vs. YTD09
						3Q09	2Q10	2010	2009
Revenue:
Asset and wealth management	$133	$136	$136	$134	$133	-%	(1)%	$403	$383	5%
Other	13	15	10	13	11	(15)	(15)	34	44	(23)
Total fee and other revenue	146	151	146	147	144	(1)	(2)	437	427	2
Net interest revenue	49	46	55	56	58	18	4	169	148	14
Total revenue	195	197	201	203	202	4	-	606	575	5
Provision for credit losses	-	1	-	-	-	-	-	-	-	-
Noninterest expense (ex. intangible amortization)	135	138	136	145	140	4	(3)	421	400	5
Income before taxes (ex. intangible amortization)	60	58	65	58	62	3	7	185	175	6
Amortization of intangible assets	12	11	9	9	9	(25)	-	27	34	(21)
Income before taxes	$48	$47	$56	$49	$53	10%	8%	$158	$141	12%
Pre-tax operating margin	25%	24%	28%	24%	26%			26%	25%
Pre-tax operating margin (ex. intangible amortization)	31%	29%	32%	28%	31%			30%	30%
Average loans	$6,010	$6,191	$6,302	$6,350	$6,503	8%	2%	$6,386	$5,696	12%
Average assets	9,122	9,246	9,722	10,399	10,806	18	4	10,313	9,286	11
Average deposits	6,602	6,804	7,310	7,991	8,416	27	5	7,909	6,761	17
Market value of total client assets under management and custody at period end (in billions)	$151	$154	$157	$150	$161	7%	7%	$161	$151	7%

N/M – Not meaningful.

Business description

In the Wealth Management business, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high net worth individuals, families, charitable gift programs, endowments and foundations and related entities. BNY Mellon Wealth Management is a top 10 U.S. wealth manager with $161 billion in client assets. We serve our clients through an expansive network of office sites in 17 states and 4 countries, including 16 of the top 25 domestic wealth markets.

On Sept. 1, 2010, we acquired I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.8 billion under advisement at acquisition.

The results of the Wealth Management business are driven by the level and mix of assets managed and under custody, and the level of activity in client accounts and private banking volumes. Net interest revenue is determined by the interest rate spread between customer rates and internal funds transfer rates on loans and deposits. Expenses of this business are driven mainly by staff expense in the investment management, sales, service and support groups.

24    BNY Mellon

Review of financial results

Income before taxes was $53 million in the third quarter of 2010, compared with $48 million in the third quarter of 2009 and $49 million in the second quarter of 2010. Income before taxes, excluding intangible amortization, was $62 million in the third quarter of 2010, compared with $60 million in the third quarter of 2009 and $58 million in the second quarter of 2010.

Total fee and other revenue was $144 million in the third quarter of 2010, compared with $146 million in the third quarter of 2009 and $147 million in the second quarter of 2010. Both decreases primarily reflect lower capital markets fees.

Client assets under management and custody were $161 billion at Sept. 30, 2010, compared with $151 billion at Sept. 30, 2009 and $150 billion at June 30, 2010. The increase year-over-year and sequentially, primarily reflects market appreciation, the I(3) Advisors acquisition and new business.

Net interest revenue increased $9 million year-over-year and $2 million sequentially. The year-over-year increase was primarily due to high quality loan growth, higher deposit levels and the higher yield related to the restructured investment securities portfolio. The sequential increase reflects higher deposit levels and higher deposit margins. Average loans increased 8% year-over-year and 2% (unannualized) sequentially. Average deposit levels increased 27% year-over-year and 5% (unannualized) sequentially.

Noninterest expense (excluding amortization of intangible assets) increased $5 million compared with the third quarter of 2009 and decreased $5 million compared with the second quarter of 2010. The year-over-year increase primarily reflects the impact of the annual merit increase given in the second quarter of 2010, production-related incentives, investment in advertising and increased FDIC expenses, partially offset by workforce reductions and expense control. The sequential decrease reflects overall expense control.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $158 million in the first nine months of 2010 compared with $141 million in the first nine months of 2009. Excluding intangible amortization, income before taxes increased $10 million. Fee and other revenue increased $10 million reflecting organic growth and the impact of higher equity markets. The $21 million increase in net interest revenue was primarily due to higher deposit levels, high quality loan growth and higher loan spreads, and the higher yield related to the restructured investment securities portfolio, partially offset by lower deposit margins. Noninterest expense (excluding intangible amortization) increased $21 million primarily due to higher production-related incentives, FDIC expenses and the impact of the annual merit increase partially offset by workforce reductions and expense control.

Institutional Services Group

We are one of the leading global securities servicing providers with assets under custody and administration at Sept. 30, 2010 of $24.4 trillion, an increase of 12% from $21.8 trillion at June 30, 2010 and a 10% increase from $22.1 trillion at Sept. 30, 2009. Both increases primarily reflect the Acquisitions, as well as higher market values and new business. Equity securities constituted 29% and fixed-income securities constituted 71% of the assets under custody and administration at Sept. 30, 2010, compared with 28% equity securities and 72% fixed income securities at June 30, 2010 and 29% equity securities and 71% fixed income securities at Sept. 30, 2009. Assets under custody and administration at Sept. 30, 2010 consisted of assets related to custody, mutual funds, and corporate trust businesses of $19.6 trillion, broker-dealer service assets of $3.2 trillion, and all other assets of $1.6 trillion.

The market value of securities on loan at Sept. 30, 2010 increased to $279 billion compared with $248 billion at June 30, 2010. The market value of securities on loan was $299 billion at Sept. 30, 2009.

The year-over-year decline primarily reflects a higher level of U.S. Treasury securities issuances. The sequential increase reflects higher government and corporate volumes.

On July 1, 2010, we completed the acquisition of GIS and on Aug. 2, 2010, we completed the acquisition of BAS. See the “Third quarter 2010 events” section for additional information. The Acquisitions were integrated into the Institutional Services businesses.

BNY Mellon    25

Assets under custody and administration trend	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Market value of assets under custody and administration (in trillions) (a)	$22.1	$22.3	$22.4	$21.8	$24.4
Market value of securities on loan (in billions) (b)	$299	$247	$253	$248	$279
(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $943 billion at Sept. 30, 2009, $905 billion at Dec. 31, 2009, $964 billion at March 31, 2010, $903 billion at June 30, 2010 and $960 billion at Sept. 30, 2010.
(b)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Asset Servicing business.

Asset Servicing business

(dollar amounts in millions, unless otherwise noted)	3Q09	4Q09	1Q10	2Q10	3Q10	3Q10 vs.		Year-to-date		YTD10 vs. YTD09
						3Q09	2Q10	2010	2009
Revenue:
Securities servicing fees – asset servicing	$573	$581	$569	$586	$786	37%	34%	$1,941	$1,634	19%
Securities lending revenue	32	25	24	30	26	(19)	(13)	80	196	(59)
Foreign exchange and other trading revenue	190	177	170	207	135	(29)	(35)	512	616	(17)
Other	50	33	35	83	42	(16)	(49)	160	144	11
Total fee and other revenue	845	816	798	906	989	17	9	2,693	2,590	4
Net interest revenue	229	205	210	216	215	(6)	-	641	689	(7)
Total revenue	1,074	1,021	1,008	1,122	1,204	12	7	3,334	3,279	2
Noninterest expense (ex. intangible amortization and support agreement charges)	748	788	740	765	895	20	17	2,400	2,173	10
Income before taxes (ex. intangible amortization and support agreement charges)	326	233	268	357	309	(5)	(13)	934	1,106	(16)
Support agreement charges	(19)	(5)	(23)	16	(11)	N/M	N/M	(18)	(28)	N/M
Amortization of intangible assets	6	6	6	5	18	N/M	N/M	29	22	32
Income before taxes	$339	$232	$285	$336	$302	(11)%	(10)%	$923	$1,112	(17)%
Memo: Income before taxes (ex. intangible amortization)	$345	$238	$291	$341	$320	(7)%	(6)%	$952	$1,134	(16)%
Pre-tax operating margin	32%	23%	28%	30%	25%			28%	34%
Pre-tax operating margin (ex. intangible amortization)	32%	23%	29%	30%	27%			29%	35%
Average assets	$59,914	$59,980	$59,704	$62,940	$69,026	15%	10%	$63,924	$61,083	5%
Average deposits	$52,271	$51,755	$52,183	$55,343	$57,849	11%	5%	$55,146	$53,295	3%

N/M – Not meaningful.

Business description

The Asset Servicing business includes global custody, global fund services, securities lending, global liquidity services, outsourcing, alternative investment services, government securities clearance, collateral management and credit-related services and other linked revenues, principally foreign exchange. Clients include corporate and public retirement funds, foundations and endowments and global financial institutions including banks, broker-dealers, investment managers, insurance companies and mutual funds.

The results of the Asset Servicing business are driven by a number of factors which include the level of transaction activity, the extent of services provided, including custody,

accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, investment manager backoffice outsourcing and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Broker-dealer fees depend on the level of activity in the fixed income and equity markets and the financing needs of customers, which are typically higher when the equity and fixed income markets are active. Also, tri-party repo arrangements continue to remain a key revenue driver in broker-dealer services. Foreign exchange trading revenues are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies,

26    BNY Mellon

the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. Business expenses are principally driven by staffing levels and technology investments.

We are one of the leading global securities servicing providers with a total of $24.4 trillion of assets under custody and administration at Sept. 30, 2010. We continue to maintain our number one ranking in two major global custody surveys. We are the largest custodian for U.S. corporate and public pension plans. We are one of the largest providers of fund services in the world, servicing $5.4 trillion in assets. We also service 45% of the funds in the U.S. exchange-traded funds marketplace. BNY Mellon Asset Servicing services 44% of the top 50 endowments.

We are a leading custodian in the U.K. and service 30% of U.K. pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flow. In our alternative investment services business, we are a top five service provider to single manager hedge funds, funds of hedge funds and private equity. In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of $2.6 trillion in 31 markets around the world. We are one of the largest global providers of performance and risk analytics with $8.9 trillion in assets under measurement.

Our broker-dealer service business is a leader in global clearance, clearing equity and fixed income transactions in more than 100 markets. We are a leading clearing agent for U.S. government securities, handling a majority of transactions cleared through the Federal Reserve Bank of New York and clearing for 14 of the 18 primary dealers. We are a leading collateral management agent with $1.6 trillion in tri-party balances worldwide at Sept. 30, 2010.

Review of financial results

Income before taxes was $302 million in the third quarter of 2010 compared with $339 million in the third quarter of 2009, and $336 million in the second quarter of 2010. Income before taxes, excluding intangible amortization and support agreement charges, was $309 million in the third quarter of 2010 compared with $326 million in the third quarter of 2009 and $357 million in the second quarter of 2010.

Revenue generated in the Asset Servicing business includes 37% from non-U.S. sources in the third quarter of 2010, 39% in the third quarter of 2009 and 40% in the second quarter of 2010.

Securities servicing fees, excluding securities lending revenue, increased $213 million, or 37%, compared with the third quarter of 2009 and $200 million, or 34% (unannualized) sequentially. Both increases primarily reflect the impact of the Acquisitions, higher market values, new business and asset inflows from existing clients.

Securities lending fees decreased $6 million compared with the third quarter of 2009 and $4 million sequentially. The year-over-year decrease reflects narrower spreads and lower loan balances while the sequential decrease reflects seasonally lower spreads, partially offset by higher loan balances. Spreads decreased 25% compared with the third quarter of 2009 and 26% sequentially. Volumes decreased 1% compared with the third quarter of 2009 and increased 9% (unannualized) sequentially.

Foreign exchange and other trading revenue decreased 29% compared with the third quarter of 2009 and 35% (unannualized) sequentially. The year-over-year decrease reflects lower volatility. The sequential decrease primarily resulted from lower volatility and seasonally lower volumes.

Other revenue decreased $8 million year-over-year and $41 million sequentially. The sequential decline resulted from lower foreign currency translation gains.

Net interest revenue decreased 6% compared with the third quarter of 2009 and was unchanged sequentially. The decrease compared with the third quarter of 2009 resulted from lower spreads on deposits, partially offset by the higher deposit balances and the higher yield related to the restructured investment securities portfolio.

Noninterest expense (excluding amortization of intangible assets and support agreement charges) increased $147 million compared with the third quarter of 2009 and $130 million sequentially. Both increases primarily reflect the impact of the Acquisitions. Excluding the impact of the Acquisitions, noninterest expense decreased year-

BNY Mellon    27

over-year and sequentially as a result of overall expense control.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $923 million in the first nine months of 2010 compared with $1.1 billion in the first nine months of 2009. Excluding intangible amortization and support agreement charges, income before taxes decreased $172 million. Fee and other revenue increased $103 million primarily due to the

Acquisitions, partially offset by lower securities lending revenue, reflecting narrower spreads and lower loan balances. Net interest revenue decreased $48 million primarily due to lower spreads on deposits. Noninterest expense (excluding intangible amortization and support agreement charges) increased $227 million primarily due to the Acquisitions, higher sub-custodial fees resulting from higher asset values and transaction volume, as well as higher professional, legal and other purchased services and higher business development activity.

Issuer Services business

						3Q10 vs.		Year-to-date		YTD10 vs. YTD09
(dollar amounts in millions)	3Q09	4Q09	1Q10	2Q10	3Q10	3Q09	2Q10	2010	2009
Revenue:
Securities servicing fees – issuer services	$359	$367	$333	$353	$364	1%	3%	$1,050	$1,095	(4)%
Other	30	43	25	27	35	17	30	87	112	(22)
Total fee and other revenue	389	410	358	380	399	3	5	1,137	1,207	(6)
Net interest revenue	180	203	252	216	204	13	(6)	672	565	19
Total revenue	569	613	610	596	603	6	1	1,809	1,772	2
Noninterest expense (ex. intangible amortization)	304	318	304	318	304	-	(4)	926	906	2
Income before taxes (ex. intangible amortization)	265	295	306	278	299	13	8	883	866	2
Amortization of intangible assets	20	20	20	21	21	5	-	62	61	2
Income before taxes	$245	$275	$286	$257	$278	13%	8%	$821	$805	2%

Pre-tax operating margin	43%	45%	47%	43%	46%			45%	46%
Pre-tax operating margin (ex. intangible amortization)	47%	48%	50%	47%	50%			49%	49%

Average assets	$47,975	$52,028	$52,838	$48,938	$48,451	1%	(1)%	$50,059	$50,314	(1)%
Average deposits	$43,183	$47,320	$48,470	$44,560	$44,085	2%	(1)%	$45,689	$45,469	-%

Number of depositary receipt programs	1,322	1,330	1,336	1,345	1,353	2%	1%	1,353	1,322	2%

Business description

The Issuer Services business provides a diverse array of products and services to global fixed income and equity issuers.

BNY Mellon is the number one provider of corporate trust services for all major debt categories across conventional, structured finance and specialty debt. We service $12.0 trillion in outstanding debt from 61 locations in 20 countries. We serve as depositary for 1,353 sponsored American and global depositary receipt programs, acting in partnership with leading companies from 67 countries. In addition to top-ranked stock transfer agency services, BNY Mellon Shareowner Services offers a comprehensive suite of equity solutions, including record-keeping and corporate actions processing, demutualizations, direct investment, dividend reinvestment, proxy solicitation and employee stock plan administration.

Fee revenue in the Issuer Services business depends on:

•	the volume and type of issuance of fixed income securities;
•	depositary receipts issuance and cancellation volume;
•	corporate actions impacting depositary receipts; and
•	stock transfer, corporate actions and equity trading volumes.

Expenses in the Issuer Services business are driven by staff, equipment and space required to support the services provided by the business.

28    BNY Mellon

Role of BNY Mellon, as a trustee, for mortgage-backed securitizations

BNY Mellon acts as trustee and document custodian for certain mortgage-backed security (“MBS”) securitization trusts. The role of trustee for MBS securitizations is limited. Our primary role as trustee is to calculate and distribute monthly bond payments to bondholders. As a document custodian, we are required to notify the mortgage service providers and the seller of the loan whether the files contain the mortgage note and other required documents. BNY Mellon, either as document custodian or trustee, does not receive mortgage underwriting files (the files that contain information related to the credit worthiness of the borrower). As trustee or custodian, we have no responsibility or liability for the quality of the portfolio; we are liable only for performance of the limited duties as described above and in the trust document.

Review of financial results

Income before taxes was $278 million in the third quarter of 2010, compared with $245 million in the third quarter of 2009 and $257 million in the second quarter of 2010. Income before taxes, excluding intangible amortization, was $299 million in the third quarter of 2010, compared with $265 million in the third quarter of 2009 and $278 million in the second quarter of 2010.

Revenue generated in the Issuer Services business includes 46% from non-U.S. sources in the third quarter of 2010, 39% in the third quarter of 2009 and 40% in the second quarter of 2010.

Total revenue increased 6% year-over-year and 1% (unannualized) sequentially.

•	Corporate Trust – Total revenue increased year-over-year and was flat sequentially. The year-over-year increase reflects higher net interest revenue driven by the higher yield related to the restructured investment securities portfolio partially offset by the weakness in the global debt issuance markets.
•

Depositary Receipts – Total revenue increased year-over-year and sequentially primarily due to higher corporate action fees and new business. Depositary Receipt issuances have exceeded cancellations for six consecutive quarters.

•

Shareowner Services – Total revenue decreased year-over-year and sequentially. The year-over-year decline reflects lower corporate action fees, lower employee stock option plan fees and lower net interest revenue. The sequential decline primarily reflects seasonality, as well as the same factors impacting the year-over-year decline.

Noninterest expense (excluding intangible amortization) was flat compared with the third quarter of 2009 and decreased $14 million sequentially reflecting ongoing expense management efforts. The sequential decrease also resulted from lower legal expense.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $821 million in the first nine months of 2010 compared with $805 million in the first nine months of 2009. Excluding intangible amortization, income before taxes increased $17 million. Fee and other revenue decreased $70 million primarily reflecting weakness in the global debt markets and lower money market related fees. Net interest revenue increased $107 million driven by the higher yield related to the restructured investment securities portfolio. Noninterest expense (excluding intangible amortization) increased $20 million primarily driven by higher legal and FDIC expenses.

BNY Mellon    29

Clearing Services business

(dollar amounts in millions, unless otherwise noted)						3Q10 vs.		Year-to-date		YTD10 vs. YTD09
	3Q09	4Q09	1Q10	2Q10	3Q10	3Q09	2Q10	2010	2009
Revenue:
Securities servicing fees – clearing services	$232	$219	$227	$240	$251	8%	5%	$718	$729	(2)%
Other	59	45	44	36	42	(29)	17	122	197	(38)
Total fee and other revenue	291	264	271	276	293	1	6	840	926	(9)
Net interest revenue	81	90	95	93	90	11	(3)	278	250	11
Total revenue	372	354	366	369	383	3	4	1,118	1,176	(5)
Noninterest expense (ex. intangible amortization)	245	241	255	270	279	14	3	804	753	7
Income before taxes (ex. intangible amortization)	127	113	111	99	104	(18)	5	314	423	(26)
Amortization of intangible assets	6	7	6	7	8	33	14	21	20	5
Income before taxes	$121	$106	$105	$92	$96	(21)%	4%	$293	$403	(27)%

Pre-tax operating margin	33%	30%	29%	25%	25%			26%	34%
Pre-tax operating margin (ex. intangible amortization)	34%	32%	30%	27%	27%			28%	36%

Average active accounts (in thousands)	4,771	4,758	4,811	4,896	4,929	3%	1%	4,879	5,072	(4)%
Average assets	$17,827	$20,365	$20,338	$21,550	$21,456	20%	-%	$21,119	$17,811	19%
Average margin loans	$4,322	$4,651	$5,229	$5,775	$6,261	45%	8%	$5,759	$4,217	37%
Average payables to customers and broker-dealers	$5,845	$6,476	$6,495	$6,593	$6,888	18%	4%	$6,660	$4,855	37%

N/M – Not meaningful.

Business description

Our Clearing Services business consists of Pershing’s global clearing and execution business in over 60 markets. Located in 21 offices worldwide, Pershing provides operational support, trading services, flexible technology, an expansive array of investment solutions including managed accounts, mutual funds and cash management, practice management support and service excellence. Pershing takes a consultative approach, working behind the scenes for its more than 1,150 customers who represent approximately five million individual and institutional investors. Pershing serves a broad array of customers including financial intermediaries, broker-dealers, independent registered investment advisors and hedge fund managers.

Pershing is the enterprise name for Pershing, Pershing Advisor Solutions, Pershing Prime Services, iNautix USA, the Lockwood companies, and its international affiliates in Canada, Ireland, the U.K. and Singapore.

Revenue in this business includes fees and commissions from broker-dealer services, registered investment advisor services, prime brokerage services and electronic trading services, which are primarily driven by trading volumes, particularly those related to retail customers and overall market levels.

A substantial amount of revenue in this business is generated from non-transactional activities, such as asset gathering; providing services to mutual funds, money market funds and retirement programs; and administration and other services.

Business expenses are driven by staff, equipment and space required to support the services provided by the business and the cost of execution and clearance of trades.

Review of financial results

Income before taxes was $96 million in the third quarter of 2010, $121 million in the third quarter of 2009 and $92 million in the second quarter of 2010. Total fee and other revenue increased $2 million compared with the third quarter 2009 and $17 million sequentially primarily as a result of the GIS acquisition. Excluding the GIS acquisition, total fee and other revenue decreased both year-over-year and sequentially. The year-over-year decrease resulted from lower transaction volumes and lower money market related distribution fees, while the sequential decrease was primarily due to lower transaction volumes.

30    BNY Mellon

Net interest revenue increased $9 million compared with the third quarter of 2009 and decreased $3 million compared with the second quarter of 2010. The year-over-year increase was driven by the higher yield related to the restructured investment securities portfolio.

Noninterest expense (excluding intangible amortization) increased $34 million compared to the third quarter of 2009 and $9 million compared with the second quarter of 2010. Both increases were primarily due to the GIS acquisition. The year-over-year increase also reflects higher expenses in support of future client conversions. Excluding the impact of the GIS acquisition, noninterest expense decreased sequentially as a result of lower clearing expense driven by lower volumes.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $293 million in the first nine months of 2010 compared with $403 million in the first nine months of 2009. Fee and other revenue decreased $86 million primarily reflecting lower money market related distribution fees and lower trading volumes. Net interest revenue increased $28 million compared with the first nine months of 2009, primarily reflecting the higher yield related to the restructured investment securities portfolio. Noninterest expense (excluding intangible amortization) increased $51 million primarily reflecting the GIS acquisition, higher expenses in support of future client conversions and higher professional legal and other purchased services expense.

Treasury Services business

						3Q10 vs.		Year-to-date		YTD10 vs. YTD09
(dollar amounts in millions)	3Q09	4Q09	1Q10	2Q10	3Q10	3Q09	2Q10	2010	2009
Revenue:
Treasury services	$124	$130	$127	$121	$127	2%	5%	$375	$373	1%
Other	82	92	98	75	87	6	16	260	240	8
Total fee and other revenue	206	222	225	196	214	4	9	635	613	4
Net interest revenue	149	148	176	161	148	(1)	(8)	485	465	4
Total revenue	355	370	401	357	362	2	1	1,120	1,078	4
Noninterest expense (ex. intangible amortization)	180	187	182	188	188	4	-	558	560	-
Income before taxes (ex. intangible amortization)	175	183	219	169	174	(1)	3	562	518	8
Amortization of intangible assets	6	6	6	5	6	-	20	17	19	(11)
Income before taxes	$169	$177	$213	$164	$168	(1)%	2%	$545	$499	9%

Pre-tax operating margin	48%	48%	53%	46%	47%			49%	46%
Pre-tax operating margin (ex. intangible amortization)	50%	50%	55%	47%	48%			50%	48%

Average loans	$11,648	$10,982	$10,436	$10,290	$9,885	(15)%	(4)%	$10,202	$12,924	(21)%
Average assets	$24,223	$26,275	$26,716	$26,485	$25,748	6%	(3)%	$26,313	$25,964	1%
Average deposits	$19,989	$22,138	$22,257	$22,209	$21,912	10%	(1)%	$22,125	$21,708	2%

Business description

The Treasury Services business includes cash management solutions, trade finance services, international payment services and global markets, capital markets and liquidity services.

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

Business expenses are driven by staff, equipment and space required to support the services provided, as well as operating services in support of volume increases.

Treasury Services offers leading-edge technology, innovative products, and industry expertise to help its clients optimize cash flow, manage liquidity and make payments around the world in more than 100 different countries. We maintain a global network of branches, representative offices and

BNY Mellon    31

correspondent banks to provide comprehensive payment services including funds transfer, cash management, foreign exchange, trade services and liquidity management. We are the fourth largest Fedwire and CHIPS payment processor, processing about 160 thousand or an average of about $1.6 trillion, global payments daily.

Our corporate lending strategy is to focus on those clients and industries that are major users of securities servicing and treasury services. Revenue from our lending activities is primarily driven by loan levels and spreads over funding costs.

Review of financial results

Income before taxes was $168 million in the third quarter of 2010 compared with $169 million in the third quarter of 2009, and $164 million in the second quarter of 2010.

Total fee and other revenue increased $8 million compared with the third quarter of 2009 and $18 million compared with the second quarter of 2010. Both increases reflect the impact of the GIS acquisition, as well as higher global payment services revenue.

Net interest revenue decreased $1 million compared to the third quarter of 2009 and $13 million sequentially. Year-over-year, the increase resulting from the higher yield related to the restructured investment securities portfolio was more than offset by lower average loan balances reflecting our credit strategy to reduce targeted risk exposure. The sequential decrease reflects a lower level of loans and deposits as well as lower spreads.

Noninterest expense (excluding intangible amortization) increased $8 million compared with the third quarter of 2009 and was unchanged sequentially. The year-over-year increase reflects the impact of the GIS acquisition and higher litigation expense. On a sequential basis, the impact of the GIS acquisition was offset by ongoing expense management efforts.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes totaled $545 million in the first nine months of 2010 compared with $499 million in the first nine months of 2009. Fee and other revenue increased $22 million primarily reflecting an improvement in the mark-to-market adjustments on credit default swaps and the GIS acquisition partially offset by lower financing-related fees. Net interest revenue increased $20 million primarily due to the higher yield related to the restructured investment securities portfolio, partially offset by lower average loan balances reflecting our credit strategy to reduce targeted risk exposure. Noninterest expense (excluding intangible amortization) decreased $2 million reflecting ongoing expense management, primarily offset by the impact of the GIS acquisition and higher litigation expense.

Other Businesses

						Year-to-date
(dollars in millions)	3Q09	4Q09	1Q10	2Q10	3Q10	2010	2009
Revenue:
Fee and other revenue	$(4,685)	$52	$143	$61	$13	$217	$(5,186)
Net interest revenue (expense)	21	29	(23)	(21)	4	(40)	45
Total revenue	(4,664)	81	120	40	17	177	(5,141)
Provision for credit losses	147	64	35	20	(22)	33	267
Noninterest expense (ex. special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	125	152	119	66	138	323	381
Income (loss) before taxes (ex. special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges)	(4,936)	(135)	(34)	(46)	(99)	(179)	(5,789)
Special litigation reserves	N/A	N/A	164	N/A	N/A	164	-
FDIC special assessment	-	-	-	-	-	-	61
Amortization of intangible assets	1	1	-	1	(1)	-	-
M&I expenses	54	52	26	14	56	96	181
Restructuring charges	(5)	139	7	(15)	15	7	11
Income (loss) before taxes	$(4,986)	$(327)	$(231)	$(46)	$(169)	$(446)	$(6,042)
Average assets	$32,224	$31,459	$30,012	$33,374	$37,202	$33,556	$32,262
Average deposits	6,507	5,378	4,144	4,457	4,924	4,504	7,822

N/A – Not applicable.

32    BNY Mellon

Business description

On Jan. 15, 2010, we completed the sale of Mellon United National Bank (“MUNB”), our national bank located in Florida. We applied discontinued operations accounting to this business. All prior period results have been restated.

The Other business primarily includes:

•	the results of the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	33.2% equity interest in BNY ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the leasing portfolio;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Expenses include:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other businesses.

Review of financial results

Income before taxes was a loss of $169 million for the third quarter of 2010, compared with losses of $5.0 billion in the third quarter of 2009 and $46 million in the second quarter of 2010.

The Other business includes the following activity:

In the third quarter of 2010:

•	net securities gains of $6 million;
•	lease residual gains of $1 million; and
•	a negative provision for credit losses of $22 million.

In the second quarter of 2010:

•	net securities gains of $13 million;
•	lease residual gains of $15 million; and
•	a CVA and debit valuation adjustment (“DVA”) of $43 million; and
•	a provision for credit losses of $20 million.

In the third quarter of 2009:

•	a $4.8 billion (pre-tax) loss associated with the restructuring of the investment securities portfolio, recorded in total fee and other revenue;
•	lease residual gains of $55 million; and
•	a provision for credit losses of $147 million.

Year-to-date 2010 compared with year-to-date 2009

Income before taxes in the Other business was a loss of $446 million in the first nine months of 2010 compared with a loss of $6.0 billion in the first nine months of 2009. Total revenue increased $5.3 billion primarily reflecting the OTTI charges recorded in the first nine months of 2009. Noninterest expenses (excluding special litigation reserves, FDIC special assessment, intangible amortization, M&I expenses and restructuring charges) decreased $58 million reflecting lower expense for litigation and government assessments.

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

BNY Mellon    33

Critical policy	Reference
Pension accounting	BNY Mellon’s 2009 Annual Report, pages 43 through 45.
Goodwill and other intangibles	BNY Mellon’s 2009 Annual Report, pages 42 and 43.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s 2009 Annual Report, page 39. See page 41 of this Form 10-Q for the impact of estimates on the allowance for credit losses.
Fair value of financial instruments and derivatives	BNY Mellon’s 2009 Annual Report, pages 39 through 41.
OTTI	BNY Mellon’s 2009 Annual Report, pages 41 and 42. See page 36 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.

Consolidated balance sheet review

At Sept. 30, 2010, total assets were $254.2 billion compared with $212.2 billion at Dec. 31, 2009. Deposits totaled $149.0 billion at Sept. 30, 2010 and $135.1 billion at Dec. 31, 2009. The increase in consolidated total assets resulted from the addition of $14.4 billion for the adoption of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (Topic 810, Consolidation), $8 billion from the Acquisitions as well as a higher level of both interest-bearing and noninterest-bearing deposits. Total assets averaged $240.3 billion in the third quarter of 2010, compared with $205.8 billion in the third quarter of 2009 and $228.8 billion in the second quarter of 2010. Both increases in average assets primarily reflect the impact of the Acquisitions and higher interest-earning assets. The year-over-year increase also reflects the assets consolidated upon adoption of SFAS No. 167 (ASC 810). Total deposits averaged $137.2 billion in the third quarter of 2010, $134.6 billion in the second quarter of 2010 and $128.6 billion in the third quarter of 2009.

At Sept. 30, 2010, we had approximately $65.0 billion of liquid funds and $19.5 billion of cash (including approximately $15.8 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $84.5 billion of available funds. This compares with available funds of $70.9 billion at Dec. 31, 2009. Our percentage of liquid assets to total assets was 33% at Sept. 30, 2010, unchanged from Dec. 31, 2009. Our interest-bearing deposits with banks are all placed with large highly-rated global financial institutions. The average life of the interest-bearing deposits is approximately 53 days.

Investment securities were $62.1 billion or 24% of total assets at Sept. 30, 2010, compared with $56.0 billion or 26% of total assets at Dec. 31, 2009. The increase primarily reflects securities acquired in the Acquisitions, a higher level of U.S. Treasury securities and an increase in the unrealized gain of the securities portfolio.

Trading assets were $9.9 billion, or 4% of total assets, at Sept. 30, 2010 compared with $6.0 billion, or 3% of total assets, at Dec. 31, 2009. The increase in trading assets resulted from lower interest rates and higher volatility in the foreign exchange markets.

Loans were $37.9 billion or 15% of total assets at Sept. 30, 2010, compared with $36.7 billion or 17% of total assets at Dec. 31, 2009. The increase in loan levels was primarily due to higher margin loans and overdrafts.

Total shareholders’ equity applicable to BNY Mellon was $32.2 billion at Sept. 30, 2010 and $29.0 billion at Dec. 31, 2009. The increase in total shareholders’ equity primarily reflects retained earnings in the first nine months of 2010, improved credit spreads in our investment securities portfolio and the issuance of $677 million of common equity in the third quarter of 2010.

BNY Mellon, through its involvement in the Government Securities Clearing Corporation (“GSCC”) settles government securities transactions on a net basis for payment and delivery through the Fed wire system. As a result, at Sept. 30, 2010, the assets and liabilities of BNY Mellon were reduced by $1.6 billion for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements. This netting is performed in accordance with FASB Interpretation No. 41 (ASC 210-20) “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements”.

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate increased credit risk for us and could be accompanied by a reduction in the fair value of our investment securities portfolio.

34    BNY Mellon

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio
	June 30, 2010	3Q10 change in unrealized gain/(loss)	Sept. 30, 2010			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair value		Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list: (b)
European floating rate notes (c)	$4,527	$18	$5,315	$4,898		92%	$(417)	94%	6%	-%	-%	-%
Commercial MBS	2,357	49	2,287	2,355		103	68	92	5	2	1	-
Prime RMBS	1,568	29	1,568	1,480		93	(88)	51	14	7	28	-
Alt-A RMBS	729	24	732	704		74	(28)	29	6	-	65	-
Subprime RMBS	501	40	742	526		71	(216)	66	12	7	15	-
Credit cards	543	1	511	514		98	3	2	97	1	-	-
Other	361	7	323	339		51	16	3	1	24	22	50
Total Watch list (b)	10,586	168	11,478	10,816		82	(662)	75	11	3	10	1
Agency RMBS	19,039	(40)	19,143	19,662		103	519	100	-	-	-	-
Sovereign debt/ sovereign guaranteed	7,126	(6)	8,778	8,851		101	73	100	-	-	-	-
U.S. Treasury securities	5,948	57	8,658	8,810		102	152	100	-	-	-	-
Grantor Trust (d):
Alt-A RMBS	2,536	108	2,254	2,543		64	289	3	4	4	89	-
Prime RMBS	1,969	30	1,741	1,909		75	168	2	3	1	94	-
Subprime RMBS	148	7	127	155		69	28	14	-	-	86	-
Foreign covered bonds	-	10	3,013	3,023		100	10	97	3	-	-	-
FDIC-insured debt	2,546	(2)	2,542	2,601		102	59	100	-	-	-	-
U.S. Government agency debt	1,146	(5)	1,198	1,206		101	8	100	-	-	-	-
Other	2,475	10	2,503	2,488		99	(15)	65	12	5	1	17
Total investment securities	$53,519	$337	$61,435	$62,064	(e)	96%	$629 (e)	87%	2%	1%	2%	8%
(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Includes RMBS, commercial MBS, and other securities.
(d)	The Grantor Trust RMBS were marked to market in the fourth quarter of 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(e)	Includes a $41 million unrealized loss on derivatives hedging securities available for sale.

The fair value of our investment securities portfolio was $62.1 billion at Sept. 30, 2010, compared with $53.5 billion at June 30, 2010 and $55.9 billion at Dec. 31, 2009. The increase in the securities portfolio at Sept. 30, 2010 compared with June 30, 2010 primarily reflects securities acquired in the Acquisitions, a higher level of U.S. Treasury securities and an increase in the unrealized gain of the securities portfolio.

At Sept. 30, 2010, the total investment securities portfolio had an unrealized pre-tax gain of $629 million compared with an unrealized pre-tax gain of $292 million at June 30, 2010. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in other comprehensive income was $310 million at Sept. 30, 2010 compared with $162 million at June 30, 2010. The improvement in the valuation of the investment securities portfolio was due to the decline in interest rates and the tightening of credit spreads.

At Sept. 30, 2010, 87% of the securities in our portfolio were rated AAA/AA-, compared with 85% at June 30, 2010.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At Sept. 30, 2010, we had $2.0 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these transactions had a remaining average life of approximately 4.1 years. The accretion of discount related to these securities increases net interest revenue and is recorded on a level yield basis. The discount accretion totaled $112 million in the third quarter of 2010 and $104 million in the second quarter of 2010. Discount accretion totaled $15 million in the third quarter of 2009.

BNY Mellon    35

Also, at Sept. 30, 2010, we had $762 million of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 2.7 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $56 million in the third quarter of 2010, $43 million in the second quarter of 2010 and $22 million in the third quarter of 2009.

Net securities gains in the third quarter of 2010 were $6 million. The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses)
				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Alt-A RMBS	$-	$(6)	$(2,857)	$(13)	$(3,096)
Prime RMBS	-	-	(999)	-	(1,011)
Subprime RMBS	-	-	(321)	-	(322)
Home equity lines of credit	-	-	(234)	-	(256)
European floating rate notes	(3)	-	(234)	(3)	(304)
Credit cards	-	-	-	-	(28)
Commercial MBS	-	-	(89)	-	(89)
Other	9	19	(99)	42	(278)
Net securities gains (losses)	$6	$13	$(4,833)	$26	$(5,384)

On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the third quarter of 2010, this analysis resulted in a less than $1 million credit loss on Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios and the securities portfolio held by the Grantor Trust, credit-related impairment charges on these securities would have increased to $1.5 million (pre-tax) or decreased less than $1 million (pre-tax) in the third quarter of 2010. See Note 5 to the Notes to Consolidated Financial Statements for the projected weighted average default rates and loss severities.

At Sept. 30, 2010, the only assets in the investment securities portfolio not accruing interest totaled $55 million, primarily related to securities issued by Lehman or its affiliates. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2010. The fair value of these securities increased 8% from June 30, 2010, primarily reflecting foreign currency translation.

European floating rate notes at Sept. 30, 2010 (a)
(in millions)	United Kingdom	Netherlands	Other	Total fair value
RMBS	$2,316	$1,028	$894	$4,238
Other	277	82	301	660
Total	$2,593	$1,110	$1,195	$4,898

(a)	94% of these securities are in the AAA to AA- ratings category.

Included in our investment securities portfolio are the following securities that have credit enhancement provided through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	Sept. 30, 2010		Dec. 31, 2009
State and political subdivisions	$586		$610
Mortgage-backed securities	134		137
Total fair value	$720	(a)	$747
Amortized cost less securities losses	$750		$761
Mark-to-market unrealized (loss) (pre-tax)	$(30)		$(14)

(a)	The par value guaranteed by the monoline insurers was $808 million.

At Sept. 30, 2010, securities guaranteed by monoline insurers were rated 44% AAA to AA-, 19% A+ to A-, 12% BBB+ to BBB- and 25% BB+ and lower. The decrease in the fair value of these securities from Dec. 31, 2009 primarily reflects maturities and calls of state and political subdivisions. When purchasing securities, we review the credit quality of the underlying securities, as well as the insurer.

See Note 15 to the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

36    BNY Mellon

Loans

Total exposure – consolidated	Sept. 30, 2010			Dec. 31, 2009
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$9.5	$17.1	$26.6	$9.0	$18.5	$27.5
Commercial	2.0	19.4	21.4	3.0	22.5	25.5
Subtotal institutional	11.5	36.5	48.0	12.0	41.0	53.0
Wealth management loans and mortgages	6.5	1.4	7.9	6.2	1.8	8.0
Commercial real estate	1.8	1.5	3.3	2.0	1.7	3.7
Lease financing	3.2	-	3.2	3.5	0.1	3.6
Other residential mortgages	2.1	-	2.1	2.2	-	2.2
Overdrafts	6.6	-	6.6	6.1	-	6.1
Other	0.2	0.2	0.4	-	-	-
Subtotal non-margin loans	31.9	39.6	71.5	32.0	44.6	76.6
Margin loans	6.0	-	6.0	4.7	-	4.7
Total	$37.9	$39.6	$77.5	$36.7	$44.6	$81.3

At Sept. 30, 2010, total exposures were $77.5 billion, a decrease of 5% from $81.3 billion at Dec. 31, 2009, primarily reflecting a decrease in institutional exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 62% of our total lending exposure.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

	Sept. 30, 2010					Dec. 31, 2009
Financial institutions portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$4.3	$2.5	$6.8	89%	97%	$3.6	$2.1	$5.7
Banks	3.9	2.4	6.3	67	92	3.3	2.9	6.2
Insurance	0.2	5.0	5.2	87	40	0.4	6.0	6.4
Asset managers	0.8	2.9	3.7	95	86	1.0	2.8	3.8
Government	0.1	2.4	2.5	91	58	0.1	2.9	3.0
Other	0.2	1.9	2.1	90	56	0.6	1.8	2.4
Total	$9.5	$17.1	$26.6	85%	76%	$9.0	$18.5	$27.5

The financial institutions portfolio exposure was $26.6 billion at Sept. 30, 2010, compared to $27.5 billion at Dec. 31, 2009. The decrease from Dec. 31, 2009 primarily reflects decreases in insurance and government exposure, partially offset by increased exposure to broker-dealers. Financial institution exposures are high quality with 85% meeting the investment grade equivalent criteria of our rating system at Sept. 30, 2010. These exposures are generally short-term, with 76% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

BNY Mellon    37

The asset manager portfolio exposures are high quality with 95% meeting our investment grade equivalent ratings criteria as of Sept. 30, 2010.

These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	Sept. 30, 2010					Dec. 31, 2009
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.9	$5.9	$6.8	83%	36%	$1.0	$7.7	$8.7
Manufacturing	0.5	5.9	6.4	83	20	0.9	6.4	7.3
Energy and utilities	0.4	5.8	6.2	83	20	0.6	6.3	6.9
Media and telecom	0.2	1.8	2.0	56	41	0.5	2.1	2.6
Total	$2.0	$19.4	$21.4	81%	27%	$3.0	$22.5	$25.5

The commercial portfolio exposure decreased 16% to $21.4 billion at Sept. 30, 2010, from $25.5 billion at Dec. 31, 2009, reflecting decreased exposures in all categories. Our goal is to migrate towards a predominantly investment grade portfolio.

We continue to actively monitor automotive industry exposure given ongoing weakness in the domestic automotive industry. At both Sept. 30, 2010 and

Dec. 31, 2009, total exposures in our automotive portfolio included $109 million of secured exposure to one of the big three U.S. automotive manufacturers. We also had $61 million of exposure to four automotive suppliers at Sept. 30, 2010.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Financial institutions	84%	85%	85%	86%	85%
Commercial	80%	80%	80%	80%	81%

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 60% at origination. In the wealth management portfolio, 1% of the mortgages were past due at Sept. 30, 2010.

At Sept. 30, 2010, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York—22%; Massachusetts—17%; California—17%; Florida—9%; and other 35%.

Commercial real estate

Our commercial real estate credit facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.3 billion at Sept. 30, 2010 and $3.7 billion at Dec. 31, 2009.

At Sept. 30, 2010, approximately 70% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type with

38    BNY Mellon

approximately 56% secured by residential buildings, 27% secured by office buildings, 8% secured by retail properties and 9% by other categories. Approximately 95% of the unsecured portfolio is allocated to real estate investment trusts (“REITs”) under revolving credit agreements.

At Sept. 30, 2010, our commercial real estate portfolio was comprised of the following concentrations: New York metro—48%; investment grade REITs—28%; and other—24%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $3.0 billion and $217 million of airline exposures at Sept. 30, 2010. Approximately 91% of the leasing exposure is investment grade, or investment grade equivalent.

At Sept. 30, 2010, our $217 million of exposure to the airline industry consisted of a $16 million real estate lease exposure, as well as the airline-leasing portfolio which included $73 million to major U.S. carriers, $114 million to foreign airlines and $14 million to U.S. regional airlines.

Year-to-date 2010, the U.S domestic airline industry has shown significant improvement in revenues and yields. Despite this improvement, these carriers continue to have extremely high debt levels. Combined with their high fixed cost operating models, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the leasing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.1 billion at Sept. 30, 2010. Included in this portfolio is approximately $900 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2010, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 75% and approximately 28% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

BNY Mellon    39

Allowance for credit losses activity
(dollar amounts in millions)	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Margin loans	$6,000	$5,602	$4,657	$3,978
Non-margin loans	31,867	31,545	32,032	32,291
Total loans	$37,867	$37,147	$36,689	$36,269
Quarterly activity
Allowance for credit losses:
Beginning balance	$645	$638	$596	$526
Provision for credit losses	(22)	20	65	147
Net (charge-off) recoveries:
Commercial	(4)	-	(9)	(44)
Commercial real estate	-	(1)	(2)	-
Other residential mortgages	(11)	(10)	(17)	(15)
Financial institutions	-	(1)	(5)	(18)
Wealth Management	-	(1)	-	-
Net (charge-offs)	(15)	(13)	(33)	(77)
Total allowance for credit losses	$608	$645	$628	$596
Allowance for loan losses	$534	$542	$503	$456
Allowance for unfunded commitments	74	103	125	140
Allowance for loan losses as a percent of total loans	1.41%	1.46%	1.37%	1.26%
Allowance for loan losses as a percent of non-margin loans	1.68%	1.72%	1.57%	1.41%
Total allowance for credit losses as a percent of total loans	1.61%	1.74%	1.71%	1.64%
Total allowance for credit losses as a percent of non-margin loans	1.91%	2.04%	1.96%	1.84%

Net charge-offs were $15 million in the third quarter of 2010, $13 million in the second quarter of 2010, $33 million in the fourth quarter of 2009 and $77 million in the third quarter of 2009. Net charge-offs in the third quarter of 2010 primarily reflect $11 million in residential mortgages and $4 million to media companies. Net charge-offs in the second quarter of 2010 included $10 million in residential mortgages. Net charge-offs in the fourth quarter of 2009 included $17 million in residential mortgages and $9 million to finance and lease companies. Net charge-offs in the third quarter of 2009 included $42 million to media companies, $18 million to financial institutions and $15 million in residential mortgages.

The provision for credit losses was a negative $22 million in the third quarter of 2010 compared with a charge of $20 million in the second quarter of 2010, a charge of $65 million in the fourth quarter of 2009 and a charge of $147 million in the third quarter of 2009. The decrease in the provision for credit losses compared with prior periods reflects broad improvement in the quality of the credit portfolio driven by a 26% decrease in criticized assets compared with June 30, 2010 and 52% compared with Sept. 30, 2009, primarily in the insurance, automotive and media portfolios. Criticized assets include impaired credits and higher risk-rated credits. Also impacting the provision year-over-year were decreases in nonperforming loans, particularly in the insurance portfolio.

The total allowance for credit losses was $608 million at Sept. 30, 2010, $645 million at June 30, 2010, $628 million at Dec. 31, 2009 and $596 million at Sept. 30, 2009. The decrease in the allowance for credit losses compared with June 30, 2010 and Dec. 31, 2009 resulted from the negative provision for credit losses in the third quarter of 2010.

The ratio of the total allowance for credit losses to non-margin loans was 1.91% at Sept. 30, 2010, 2.04% at June 30, 2010, 1.96% at Dec. 31, 2009 and 1.84% at Sept. 30, 2009. The ratio of the allowance for loan losses to non-margin loans was 1.68% at Sept. 30, 2010, 1.72% at June 30, 2010, 1.57% at Dec. 31, 2009 and 1.41% at Sept. 30, 2009. The decrease in these ratios at Sept. 30, 2010 compared with June 30, 2010 resulted from a negative provision for credit losses in the third quarter of 2010, as well as an increase in loans primarily driven by a higher level of overdrafts. Overdrafts are generally repaid in two business days.

We had $6.0 billion of secured margin loans on our balance sheet at Sept. 30, 2010 compared with $5.6 billion at June 30, 2010, $4.7 billion at Dec. 31, 2009 and $4.0 billion at Sept. 30, 2009. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

40    BNY Mellon

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

Based on an evaluation of these three elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses on a continuing operations basis as follows:

Allocation of allowance	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Commercial	32%	35%	41%	48%
Other residential mortgages	30	28	25	17
Financial institutions	6	6	13	14
Commercial real estate	6	6	7	7
Wealth management (a)	5	5	9	7
Foreign	1	1	1	1
Unallocated	20	19	4	6
Total	100%	100%	100%	100%
(a)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The unallocated allowance reflects various factors in the current credit environment and is also available to, among other things, absorb further deterioration across all of our portfolios resulting from the current economic environment. The unallocated allowance for credit losses was 20% at Sept. 30, 2010, 19% at June 30, 2010, 4% at Dec. 31, 2009 and 6% at June 30, 2009. We believe the unallocated allowance, at Sept. 30, 2010, is appropriate given the uncertainty of the economy’s direction, the potential for continued credit quality and valuation pressures in the residential mortgage and commercial real estate portfolios. At Sept. 30, 2010, if the unallocated allowance, as a percentage of the total allowance, was 5% higher or lower, the allowance would have increased by approximately $41 million or decreased by approximately $36 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better on our internal rating system, the allowance for credit losses would have decreased by $99 million, while if each credit were rated one grade worse on our internal rating system, the allowance for credit losses would have increased by $135 million. Similarly, if the loss given default were one rating worse, the allowance for credit losses would have increased by $39 million, while if the loss given default were one rating better, the allowance for credit losses would have decreased by $69 million. For impaired credits, if the fair value of the loans was 10% higher or lower, the allowance for credit losses would have increased or decreased by $2 million, respectively.

BNY Mellon    41

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2010		June 30, 2010		Dec. 31, 2009
Loans:
Other residential mortgages	$238		$229		$190
Wealth management	66		62		58
Commercial real estate	39		49		61
Commercial	35		40		65
Financial institutions	16		20		172
Total nonperforming loans	$394		$400		$546
Other assets owned	7		6		4
Total nonperforming assets	$401	(a)	$406	(a)	$550
Nonperforming assets ratio	1.1%		1.1%		1.5%
Allowance for loan losses/ nonperforming loans	135.5		135.5		92.1
Allowance for loan losses/ nonperforming assets	133.2		133.5		91.5
Total allowance for credit losses/ nonperforming loans	154.3		161.3		115.0
Total allowance for credit losses/ nonperforming assets	151.6		158.9		114.2

(a)	The adoption of ASC 810 resulted in BNY Mellon consolidating loans of consolidated asset management funds of $13.3 billion at Sept. 30, 2010 and $12.1 billion at June 30, 2010 into trading assets. These loans are not part of BNY Mellon’s loan portfolio. Included in these loans are $231 million and $131 million of nonperforming loans, respectively. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

The decrease in nonperforming assets compared with June 30, 2010 primarily resulted from repayments of $11 million in the commercial real estate portfolio, $10 million in the commercial portfolio that returned to accrual status and a repayment of $4 million in both the commercial and financial institution portfolios, partially offset by additions of $24 million in the commercial, other residential and wealth management portfolios. The ratio of allowance for loan losses to nonperforming assets was 133.2% at Sept. 30, 2010 compared with 133.5% at June 30, 2010.

Commercial loans are placed on nonaccrual status when principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected. When a first lien residential mortgage loan reaches 90 days delinquent, it is subject to an impairment test and may be placed on nonaccrual status. At 180 days deliquent, the loan is subject to further impairment testing. The loan will remain on accrual status if the realizable value of the collateral exceeds the unpaid principal balance plus accrued interest. If the loan is impaired, a charge-off is taken and the loan is placed on nonaccrual status. At 270 days deliquent, all first lien mortgages are placed on nonaccrual status. Second lien mortgages are automatically placed on nonaccrual status when they reach 90 days deliquent. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest receipts on nonaccrual and impaired loans are recognized as interest revenue or are applied to principal when we believe the ultimate collectability of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current.

The allowance for credit losses is reduced by the charge-off of loans and other credit extensions. Loans, or portions thereof, and other forms of credit extensions will be charged off at the time they are deemed to be uncollectible or as otherwise required by applicable regulations or direction from regulatory agencies. BNY Mellon’s practice is to record charge-offs at the end of each quarter.

Nonperforming assets quarterly activity (in millions)	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009
Balance at beginning of period	$406	$459	$560
Additions	25	44	25
Return to accrual status	(10)	-	-
Net charge-offs	(6)	(3)	(12)
Paydowns/sales	(16)	(95)	(22)
Other	2	1	(1)
Balance at end of period	$401	$406	$550

Loans past due 90 days and still accruing interest totaled $384 million at Sept. 30, 2010 compared with $390 million at June 30, 2010. Past due loans at both Sept. 30, 2010 and June 30, 2010 include loans to an asset manager that has filed for bankruptcy (see Legal proceedings). These loans are well secured, largely by cash and high grade fixed income securities, and are in the process of collection. The remainder of past due loans at Sept. 30, 2010 primarily include $72 million of other residential mortgages.

Interest income would have increased by $4.0 million and $3.6 million for the third quarters of 2010 and 2009, respectively, if loans of $394 million on nonaccrual status at Sept. 30, 2010 and $555 million at Sept. 30, 2009 had been performing for the entire period. On a year-to-date basis, interest income would have increased by $14.8 million and $11.4 million for the nine months ended 2010 and 2009, respectively, had loans on nonaccrual status been performing for the entire period.

Impaired loans

The following table sets forth information about our impaired loans greater than $1 million. We use the discounted cash flow, collateral value, or market

42    BNY Mellon

price methods for valuing our impaired loans. Impaired commercial loans in amounts less than $1 million at Sept. 30, 2010 were $4.3 million and had an allowance for loan losses associated with them of $0.4 million. The allowance for loan losses for impaired loans less than $1 million was measured using our expected loss model described on page 40.

Impaired loans (in millions)	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
Impaired loans with an allowance	$129	$142	$224	$303
Impaired loans without an allowance (a)	15	22	20	42
Total impaired loans	$144	$164	$244	$345
Allowance for impaired loans (b)	$25	$25	$28	$51
Average balance of impaired loans during quarter	$154	$211	$304	$216

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	The allowance for impaired loans is included in the allowance for loan losses.

Deposits

Total deposits were $149.0 billion at Sept. 30, 2010 compared with $135.1 billion at Dec. 31, 2009. The increase in deposits reflects higher noninterest-bearing domestic deposits as well as higher interest-bearing domestic and foreign deposits.

Noninterest-bearing deposits were $37.2 billion at Sept. 30, 2010, compared with $33.5 billion at Dec. 31, 2009. Interest-bearing deposits were $111.8 billion at Sept. 30, 2010, compared with $101.6 billion at Dec. 31, 2009.

Short-term borrowings

We fund ourselves primarily through deposits and other borrowings, which are comprised of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper, other borrowed funds and long-term debt. Certain other borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral. Federal funds purchased and securities sold under repurchase agreements were $3.3 billion at both Sept. 30, 2010 and Dec. 31, 2009. Payables to customers and broker-dealers were $10.9 billion at Sept. 30, 2010 and $10.7 billion at Dec. 31, 2009. Commercial paper outstanding was $9 million at Sept. 30, 2010 and $12 million at Dec. 31, 2009. Other borrowed funds were $2.2 billion at Sept. 30, 2010, compared with $477 million at Dec. 31, 2009. Other borrowed funds consist primarily of extended federal funds purchased and amounts owed to the U.S. Treasury.

See “Liquidity and dividends” below for a discussion of liquidity metrics that we monitor and The Bank of New York Mellon Corporation’s parent company’s (the “Parent”) limited reliance on short-term borrowings.

Information related to federal funds purchased and securities sold under repurchase agreements in the third quarter of 2010 and the fourth quarter of 2009 is presented in the table below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	Sept. 30, 2010	Dec. 31, 2009
Maximum daily balance during the quarter	$16,006	$4,955
Average daily balance	$5,984	$3,361
Weighted average rate during the quarter	0.09%	0.14%
Ending balance	$3,301	$3,348
Average rate at period end	0.12%	0.01%

Payables to customers and broker-dealers represent funds held payable on demand and short sale proceeds. Information related to payables to customers and broker-dealers in the third quarter of 2010 and the fourth quarter of 2009 is presented in the table below. The increase to payables to customers and broker-dealers at quarter-end compared to the quarterly average was due to higher short selling activity and a general increase in cash held in customer accounts awaiting re-investment.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	Sept. 30, 2010	Dec. 31, 2009
Maximum daily balance during the quarter	$10,895	$10,721
Average daily balance	$6,910	$6,476
Weighted average rate during the quarter	0.08%	0.07%
Ending balance	$10,895	$10,721
Average rate at period end	0.08%	0.07%

Information related to commercial paper in the third quarter of 2010 and the fourth quarter of 2009 is presented in the table below.

Commercial paper	Quarter ended
(dollar amounts in millions)	Sept. 30, 2010	Dec. 31, 2009
Maximum daily balance during the quarter	$128	$201
Average daily balance	$32	$154
Weighted average rate during the quarter	0.07%	0.01%
Ending balance	$9	$12
Average rate at period end	0.05%	0.02%

BNY Mellon    43

Other borrowed funds primarily include: term federal funds purchased under agreement to resell; borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of subcustodian account balances in our securities servicing businesses. Overdrafts in these accounts typically relate to timing differences for settlements of these business activities. Information related to other borrowed funds in the third quarter of 2010 and the fourth quarter of 2009 is presented in the table below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	Sept. 30, 2010	Dec. 31, 2009
Maximum daily balance during the quarter	$2,611	$3,009
Average daily balance	$2,036	$856
Weighted average rate during the quarter	1.67%	1.97%
Ending balance	$2,220	$477
Average rate at period end	1.46%	1.44%

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Company and its subsidiaries to access funding or convert assets to cash quickly and efficiently, especially during periods of market stress. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flow, without adversely affecting daily operations or financial conditions. Liquidity risk can arise from cash flow mismatches, market constraints from inability to convert assets to cash, inability to raise cash in the markets or deposit run-off.

Our overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity such that changes in funding requirements at the Parent and at the various bank subsidiaries can be accommodated routinely without material adverse impact on earnings, daily operations, or our financial condition.

BNY Mellon seeks to maintain an adequate liquidity cushion in both normal and stressed environments and seeks to diversify funding sources by line of business, customer and market segment. Additionally, we seek to maintain liquidity ratios within approved limits and liquidity risk tolerance; maintain a liquid asset buffer that can be liquidated, financed and/or pledged as necessary; and control the levels and sources of wholesale funds.

Potential uses of liquidity include withdrawals of customer deposits and client drawdowns on unfunded credit or liquidity facilities. We actively monitor unfunded loan commitments, thereby reducing unanticipated funding requirements.

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We have begun to monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include, total loans as a percentage of total deposits, deposits as a percentage of total assets, foreign deposits as a percentage of total assets, purchased funds as a percentage of total assets, liquid assets as a percentage of total assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at Sept. 30, 2010. We also perform stress tests to verify sufficient funding capacity is accessible after conducting multiple economic scenarios.

At Sept. 30, 2010, we had approximately $65.0 billion of liquid funds and $19.5 billion of cash (including approximately $15.8 billion in overnight deposits with the Federal Reserve and other central banks) for a total of approximately $84.5 billion of available funds. This compares with available funds of $70.9 billion at Dec. 31, 2009. Our percentage of liquid assets to total assets was 33% at both Sept. 30, 2010 and Dec. 31, 2009.

On an average basis for the first nine months of 2010 and 2009, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased and other borrowings were $32.7 billion and $24.6 billion, respectively. The increase year-over-year primarily reflects higher levels of money market rate accounts and federal funds purchased, partially offset by lower levels of certificates of deposit greater than $100,000. Average foreign deposits, primarily from our European-based securities servicing business, were $70.2 billion and $72.9 billion for the first nine months of 2010 and 2009, respectively. Domestic savings and other time deposits averaged $7.2 billion for the first nine months of 2010, compared with $6.1 billion for the first nine months of 2009.

Average payables to customers and broker-dealers were $6.6 billion for the first nine months of 2010 and $4.9 billion for the first nine months of 2009. Long-term debt averaged $16.7 billion in the first nine months of 2010 and $16.6 billion in the first nine months of 2009. Average noninterest-bearing deposits decreased to $33.7 billion in the first nine months of 2010 from $36.9 billion in the first nine months of 2009. A significant reduction in our

44    BNY Mellon

securities servicing businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the long-term debt and equity markets.

At Sept. 30, 2010, certain of our bank subsidiaries, including The Bank of New York Mellon, had the ability to pay dividends of approximately $319 million to the Parent without the need for a regulatory waiver. In addition, at Sept. 30, 2010, non-bank subsidiaries of the Parent had liquid assets of approximately $1.2 billion.

Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 22 to the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K.

For the quarter ended Sept. 30, 2010, the Parent’s quarterly average commercial paper borrowings were $32 million compared with $175 million for the quarter ended Sept. 30, 2009. The Parent had cash of $3.5 billion at Sept. 30, 2010 compared with $4.4 billion at Dec. 31, 2009. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $9 million at Sept. 30, 2010 and $12 million at Dec. 31, 2009. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2010 decreased by $931 million compared with Dec. 31, 2009 reflecting maturity of long-term debt.

The Parent’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits, and bank notes is limited. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of Sept. 30, 2010, the Parent met its liquidity target.

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

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of Sept. 30, 2010 were as follows:

BNY Mellon    45

Debt ratings at Sept. 30, 2010
	Moody’s	Standard & Poor’s	Fitch	DBRS
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA (low)
Subordinated debt	Aa3	A+	A+	A (high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA- (a)	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Stable	Stable	Stable	Stable
(long-term)

(a)	Represents senior debt issuer default rating.

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

We called $263 million of retail medium term notes in the third quarter of 2010, and $192 million in October 2010. The Parent has the option to call $271 million of subordinated debt in the remainder of 2010, which it may call and refinance if market conditions are favorable. The Parent has $100 million of long-term debt that will mature in the remainder of 2010.

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

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at Sept. 30, 2010 and 2009 were 100.96% and 103.03%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $935 million extended by 14 financial institutions matures in March 2011. In the third quarter of 2010, the average borrowing against these lines of credit was $73 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2011. The average borrowing against this line of credit was $1 million during the third quarter of 2010. Pershing LLC has five separate uncommitted lines of credit amounting to $1.2 billion in aggregate. Average daily borrowing under these lines was $566 million, in aggregate, during the third quarter of 2010.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted

46    BNY Mellon

lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million extended by five financial institutions matures in March 2011. The average daily borrowing under these lines was $18 million, in aggregate, during the third quarter of 2010. Pershing Limited has three separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $5 million, in aggregate, during the third quarter of 2010.

Statement of cash flows

Cash provided by operating activities was $2.9 billion for the nine months ended Sept. 30, 2010, compared with $2.5 billion for the nine months ended Sept. 30, 2009. In the first nine months of 2010, earnings, adjusted for deferred tax benefits, and accruals and other balances, partially offset by changes in trading activities, were a significant source of funds. In the first nine months of 2009, earnings, excluding the non-cash impact of securities losses, and accruals and other balances, partially offset by changes in trading activities, were a significant source of funds.

In the first nine months of 2010, cash used for investing activities was $16.3 billion compared with $24.8 billion provided by investing activities in the first nine months of 2009. In the first nine months of 2010, purchases of securities available-for-sale, an increase in interest-bearing deposits with banks and the Federal Reserve and other central banks, and the Acquisitions were a significant use of funds partially offset by sales, paydowns and maturities of securities available for sale. In the first nine months of 2009, a decrease in interest-bearing deposits with the Federal Reserve and other central banks was a significant source of funds, partially offset by purchases of securities available for sale.

Through Sept. 30, 2010, cash provided by financing activities was $13.3 billion, compared to $28.8 billion used for financing activities in the first nine months of 2009. In the first nine months of 2010, changes in deposits and other funds borrowed were a significant source of funds, partially offset by repayments of long-term debt. In the first nine months of 2009, changes in deposits, other funds borrowed and the repurchase of the Series B preferred stock were significant uses of funds, partially offset by net proceeds from issuances of long-term debt and common stock, and the change in federal funds purchased and securities sold under repurchase agreements.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Average total BNY Mellon shareholders’ equity to average total assets	13.3%	13.3%	13.5%	13.7%

At period end:
Common shareholders’ equity to total assets ratio	12.7%	12.9%	13.7%	13.3%
Total The Bank of New York Mellon Corporation shareholders’ equity	$32,153	$30,396	$28,977	$28,295
Tangible common shareholders’ equity – Non-GAAP (a)	$10,659	$11,331	$9,540	$9,082
Book value per common share	$25.92	$25.04	$23.99	$23.50
Tangible book value per common share – Non-GAAP (a)	$8.59	$9.33	$7.90	$7.54
Dividends per common share	$0.09	$0.09	$0.09	$0.09
Dividend yield	1.4%	1.5%	1.3%	1.2%
Closing common stock price per share	$26.13	$24.69	$27.97	$28.99
Market capitalization	$32,413	$29,975	$33,783	$34,911
Common shares outstanding	1,240,454	1,214,042	1,207,835	1,204,244

(a)	See supplemental information beginning on page 52 for the reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2009. The increase primarily reflects earnings retention in the first nine months of 2010, and unrealized gain in the investment securities portfolio resulting from a decline in interest rates and tighter credit spreads and the issuance of $677 million (25.9 million shares) of common equity via a forward sale agreement that settled in mid-September 2010.

BNY Mellon    47

In June 2010, BNY Mellon priced 25.9 million common shares in an underwritten public offering, at $27.00 per common share. In connection with this offering, BNY Mellon entered into a forward sale agreement with a forward purchaser, who borrowed and sold to the public through the underwriters shares of the Company’s common stock. BNY Mellon settled the forward sale agreement in mid-September 2010 and received proceeds of $677 million from this transaction.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in other comprehensive income was $310 million at Sept. 30, 2010 compared with $162 million at June 30, 2010. The improvement primarily reflects a decline in interest rates and tighter credit spreads.

In October 2010, we declared a quarterly common stock dividend of $0.09 per common share that will be paid on Nov. 9, 2010, to shareholders of record as of the close of business on Oct. 29, 2010.

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

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Consolidated capital ratios:
Tier 1 capital	6%	4%	12.2%	13.5%	12.1%	11.4%
Total capital	10	8	15.8	17.2	16.0	15.3
Leverage	5	3	5.9	6.6	6.5	6.5
Tangible common shareholders’ equity to tangible assets ratio – Non-GAAP (a)			5.3%	6.3%	5.2%	5.2%
Tier 1 common equity to risk-weighted assets ratio (a)			10.7	11.9	10.5	9.9

The Bank of New York Mellon capital ratios:
Tier 1 capital	6%	4%	10.4%	12.5%	11.2%	10.3%
Total capital	10	8	14.2	16.5	15.0	14.1
Leverage	5	3	5.6	6.6	6.3	6.1

(a)	See Supplemental information beginning on page 52 for a calculation of this ratio.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole is higher.

Our Tier 1 capital ratio was 12.2% at Sept. 30, 2010, compared with 13.5% at June 30, 2010, 12.1% at Dec. 31, 2009 and 11.4% at Sept. 30, 2009. The decrease from June 30, 2010 primarily reflects the impact of the Acquisitions, partially offset by the common equity issuance of $677 million in mid-September 2010 and earnings retention. The Acquisitions, net of the equity raise, reduced the Tier 1 and Tier 1 common ratios by approximately 185 basis points and the tangible common shareholders’ equity ratio by approximately 100 basis points.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under ASU 2009-16 and ASU 2009-17. As a result of applying ASU 2009-17, BNY Mellon consolidated approximately $14 billion of collateralized loan obligation (“CLO”) funds into

48    BNY Mellon

trading assets and liabilities as of Sept. 30, 2010. Any loss from the assets of these funds will be absorbed by the senior and junior noteholders of the funds and not by BNY Mellon. The resulting regulatory capital required for these zero-risk positions is de minimis. The final rule allows for a phase-in of 50% of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 with full phase-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of ASC 810 for capital purposes. At Sept. 30, 2010, had we fully phased-in the implementation of ASC 810, our Tier 1 capital ratio would have been negatively impacted by approximately 2 basis points.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 12 basis points while a $100 million change in common equity changes the Tier 1 capital ratio by approximately 9 basis points.

Our tangible common equity to tangible assets ratio was 5.3% at Sept. 30, 2010, down from 6.3% at June 30, 2010, and up from 5.2% at Dec. 31, 2009 and Sept. 30, 2009. The decrease compared with June 30, 2010 was due to the impact of the Acquisitions and the increase in period end assets at Sept. 30, 2010, partially offset by the equity raise and earnings retention.

At Sept. 30, 2010, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which currently qualifies as Tier 1 capital.

The following table presents the components of our risk-based capital at Sept. 30, 2010, June 30, 2010, Dec. 31, 2009 and Sept. 30, 2009, respectively.

Components of Tier 1 and total risk-based capital (a) (in millions)	Sept. 30, 2010	June 30, 2010	Dec. 31, 2009	Sept. 30, 2009
Tier 1 capital:
Common shareholders’ equity	$32,153	$30,396	$28,977	$28,295
Trust-preferred securities	1,680	1,663	1,686	1,682
Adjustments for:
Goodwill and other intangibles (b)	(21,494)	(19,064)	(19,437)	(19,213)
Pensions	1,029	1,045	1,070	1,016
Securities valuation allowance	(324)	(162)	619	823
Merchant banking investments	(18)	(21)	(32)	(33)
Deferred tax asset	-	-	-	(27)
Total Tier 1 capital	13,026	13,857	12,883	12,543
Tier 2 capital:
Qualifying unrealized gains on equity securities	4	3	3	4
Qualifying subordinated debt	3,128	3,191	3,429	3,573
Qualifying allowance for credit losses	609	645	665	702
Total Tier 2 capital	3,741	3,839	4,097	4,279
Total risk-based capital	$16,767	$17,696	$16,980	$16,822
Total risk-weighted assets	$106,362	$102,807	$106,328	$110,135

(a)	On a regulatory basis and including discontinued operations.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,634 million at Sept. 30, 2010, $1,649 million at June 30, 2010, $1,680 million at Dec. 31, 2009 and $1,717 million at Sept. 30, 2009, and deferred tax liabilities associated with tax deductible goodwill of $763 million at Sept. 30, 2010, $746 million at June 30, 2010, $720 million at Dec. 31, 2009 and $666 million at Sept. 30, 2009.

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

BNY Mellon    49

VAR (a)	3rd Quarter 2010			Sept. 30, 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$5.4	$3.9	$8.2	$3.9
Foreign exchange	3.2	1.3	5.0	3.5
Equity	4.9	3.3	7.6	6.5
Credit	0.7	0.4	1.1	0.4
Diversification	(6.3)	N/M	N/M	(5.1)
Overall portfolio	7.9	5.2	10.5	9.2

VAR (a)	2nd Quarter 2010			June 30, 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$5.1	$3.4	$8.9	$4.5
Foreign exchange	2.8	1.7	5.0	1.8
Equity	3.0	1.6	5.0	4.2
Credit	0.8	0.5	1.3	1.1
Diversification	(5.5)	N/M	N/M	(5.0)
Overall portfolio	6.2	3.5	10.1	6.6

VAR (a)	3rd Quarter 2009			Sept. 30, 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$5.5	$3.9	$7.2	$5.2
Foreign exchange	2.3	0.8	4.0	2.9
Equity	2.5	1.6	3.5	2.5
Credit	2.1	1.3	3.0	1.4
Diversification	(6.2)	N/M	N/M	(6.0)
Overall portfolio	6.2	3.9	8.7	6.0

VAR (a)	Year-to-date 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$6.1	$3.4	$10.9
Foreign exchange	2.8	0.9	5.0
Equity	3.5	1.3	7.6
Credit	0.7	0.4	1.3
Diversification	(5.6)	N/M	N/M
Overall portfolio	7.5	3.5	11.4

VAR (a)	Year-to-date 2009
(in millions)	Average	Minimum	Maximum
Interest rate	$5.1	$2.8	$8.0
Foreign exchange	2.5	0.8	5.6
Equity	2.7	1.6	8.1
Credit	3.4	1.3	7.5
Diversification	(6.4)	N/M	N/M
Overall portfolio	7.3	3.9	13.2

(a)	VAR figures do not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2010, interest rate risk generated 38% of average VAR, equity risk generated 34% of average VAR, foreign exchange risk generated 23% of average VAR and credit risk generated 5% of average VAR. During the third quarter of 2010, our daily trading loss did not exceed our calculated VAR amount on any given day.

BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the third quarter of 2010, the volatility of this index decreased approximately 31 basis points from the second quarter of 2010.

The following table of total daily revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Revenue range:	Number of days
Less than $(2.5)	-	1	-	1	2
$(2.5) - $0	5	5	3	2	3
$0 - $2.5	16	13	15	18	27
$2.5 - $5.0	24	22	22	21	23
More than $5.0	19	21	21	22	9

(a)	Distribution of trading revenues (losses) does not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment.

Foreign exchange and other trading

Under our mark to market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

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

At Sept. 30, 2010, our over-the-counter (“OTC”) derivative assets of $6.4 billion included a credit valuation adjustment (“CVA”) deduction of $123 million, including $29 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $7.7 billion included a debit valuation adjustment (“DVA”) of $32 million related to our own credit spread. In the third quarter of 2010, we charged-off a $36 million realized loss against the CVA reserves. The CVA, net of the charge-off, decreased foreign exchange and other trading revenue $16 million in the third quarter of 2010 and $46 million in the first nine months of 2010.

50    BNY Mellon

The table below summarizes the risk ratings for our foreign exchange, interest rate and equity derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us. Large currency rate changes in the third quarter of 2010 resulted in increased exposure to noninvestment grade counterparties and decreased exposure to AAA to AA- counterparties.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Rating:
AAA to AA-	58%	56%	54%	52%	47%
A+ to A-	17	22	23	19	18
BBB+ to BBB-	16	15	16	22	24
Noninvestment grade (BB+ and lower)	9	7	7	7	11
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at Sept. 30, 2010	Sensitivity
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$197	6.7%
up 100 bps vs. baseline	165	5.6
Short-term up 25 bps, long-term unchanged (a)	74	2.5
Long-term up 50 bps, short-term unchanged (a)	123	4.2

(a)	Long-term is equal to or greater than one year.
bps	- basis points.

The baseline scenario’s Fed Funds rate in the Sept. 30, 2010 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point Sept. 30, 2010 scenarios assume 10-year rates rise 214 and 119 basis points, respectively.

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

Off-balance-sheet financial instruments

Off-balance sheet arrangements discussed in this section are limited to certain guarantees, retained or contingent interests, support agreements and certain derivative instruments related to our common stock. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our

BNY Mellon    51

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

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible assets of operations is a measure of capital strength that provides additional useful information to investors, supplementing the Tier 1 capital ratio which is utilized by regulatory authorities. Unlike the Tier 1 capital ratio, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income.

BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains (losses) and noncontrolling interests related to consolidated asset management funds; and expense measures which exclude special litigation reserves taken in the first quarter of 2010, the FDIC special assessment, restructuring charges, M&I expenses and intangible amortization expenses; and measures which utilize net income excluding tax items such as benefit of tax settlements. Return on equity measures and operating margin measures which exclude some or all of these items are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where valuation or other accounting/regulatory requirements require charges unrelated to operational initiatives. M&I expenses primarily relate to the Acquisitions in the third quarter of 2010 and the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction, and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. With regards to the exclusion of net securities gains (losses), BNY Mellon’s primary businesses are Asset and Wealth Management and Institutional Services. The management of these businesses is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. The investment securities portfolio is managed within the Other group of businesses. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. With regards to higher yields related to the restructured investment securities portfolio, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of our businesses.

52    BNY Mellon

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

In this Form 10-Q, certain amounts are presented on a FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to a FTE basis has no impact on net income.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business-level basis.

Income from consolidated asset management funds, net of noncontrolling interests – previously disclosed as
(in millions)	3Q10	2Q10	3Q09	YTD10	YTD09
Asset and wealth management revenue	$36	$29	$-	$90	$-
Investment income	13	3	-	32	-
Total	$49	$32	$-	$122	$-

Income from consolidated asset management funds, net of noncontrolling interests
(in millions)	3Q10	2Q10	3Q09	YTD10	YTD09
Operations of consolidated asset management funds	$37	$65	$-	$167	$-
Less: Noncontrolling interests of consolidated asset management funds	(12)	33	-	45	-
Income from consolidated asset management funds, net of noncontrolling interests	$49	$32	$-	$122	$-

Asset servicing revenue (in millions)			3Q10	2Q10	3Q09
Asset servicing revenue			$870	$668	$643
Less: Securities lending fee revenue			38	46	43
Asset servicing revenue excluding securities lending fee revenue			$832	$622	$600

Asset and wealth management fee revenue				3Q10 vs.
(dollars in millions)	3Q10	2Q10	3Q09	3Q09	2Q10
Asset and wealth management fee revenue	$696	$686	$664	5%	1%
Less: Performance fees	16	19	1
Add: Revenue from consolidated asset management funds, net of noncontrolling interests	36	29	-
Asset and wealth management fee revenue excluding performance fees	$716	$696	$663	8%	3%

BNY Mellon    53

Return on common equity and tangible common equity – continuing operations
(dollars in millions)	3Q10	2Q10	3Q09	YTD10	YTD09
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$622	$658	$(2,458)	$1,839	$(1,960)
Less: Loss from discontinued operations, net of tax	(3)	(10)	(19)	(55)	(151)
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	625	668	(2,439)	1,894	(1,809)
Add: Intangible amortization	70	60	65	192	198
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding intangible amortization – Non-GAAP	695	728	(2,374)	2,086	(1,611)
Less: Net securities gains (losses)	4	8	(3,047)	17	(3,392)
Add: Special litigation reserves	N/A	N/A	N/A	98	N/A
FDIC special assessment	-	-	-	-	36
Restructuring charges	8	(9)	(3)	4	8
M&I expenses	37	9	34	62	111
Benefit of tax settlements	-	-	-	-	(134)
Net income from continuing operations excluding intangible amortization, net securities gains (losses), special litigation reserves, FDIC special assessment, restructuring charges, M&I expenses and benefit of tax settlements – Non-GAAP	$736	$720	$704	$2,233	$1,802

Average common shareholders’ equity	$31,868	$30,462	$28,144	$30,691	$26,644
Less: Average goodwill	17,798	16,073	16,048	16,677	15,959
Average intangible assets	5,956	5,421	5,608	5,632	5,677
Add: Deferred tax liability – tax deductible goodwill	763	746	666	763	666
Deferred tax liability – non-tax deductible intangible assets	1,634	1,649	1,717	1,634	1,717
Average tangible common shareholders’ equity – Non-GAAP	$10,511	$11,363	$8,871	$10,779	$7,391

Return on common equity – GAAP (a)	7.8%	8.8%	N/M	8.3%	N/M
Return on common equity excluding intangible amortization, net securities gains (losses), special litigation reserves, FDIC special assessment, restructuring charges, M&I expenses and benefit of tax settlements – Non-GAAP (a)	9.2%	9.5%	9.9%	9.7%	9.0%

Return on tangible common equity – Non-GAAP (a)	26.3%	25.7%	N/M	25.9%	N/M
Return on tangible common equity excluding net securities gains (losses), special litigation reserves, FDIC special assessment, restructuring charges, M&I expenses and benefit of tax settlements – Non-GAAP (a)	27.8%	25.4%	31.5%	27.7%	32.6%

(a)	Annualized.
N/A	– Not applicable.
N/M	– Not meaningful.

54    BNY Mellon

Reconciliation of income (loss) from continuing operations before income taxes – pre-tax operating margin
(dollars in millions)	3Q10	2Q10	3Q09	YTD10	YTD09
Income (loss) from continuing operations before income taxes – GAAP	$834	$1,006	$(3,965)	$2,724	$(2,880)
Less: Net securities gains (losses)	6	13	(4,833)	26	(5,384)
Noncontrolling interests of consolidated asset management funds	(12)	33	-	45	-
Add: Special litigation reserves	N/A	N/A	N/A	164	N/A
FDIC special assessment	-	-	-	-	61
Asset-based taxes	-	-	20	-	20
Restructuring charges	15	(15)	(5)	7	11
M&I expenses	56	14	54	96	181
Intangible amortization	111	98	104	306	319
Income (loss) from continuing operations before income taxes excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, special litigation reserves, FDIC special assessment, asset-based taxes, restructuring charges, M&I expenses and intangible amortization – Non-GAAP	$1,022	$1,057	$1,041	$3,226	$3,096

Fee and other revenue (loss) – GAAP	$2,668	$2,555	$(2,223)	$7,752	$2,162
Income of consolidated asset management funds – GAAP	37	65	-	167	-
Net interest revenue – GAAP	718	722	716	2,205	2,191
Total revenue (loss) – GAAP	3,423	3,342	(1,507)	10,124	4,353
Less: Net securities gains (losses)	6	13	(4,833)	26	(5,384)
Noncontrolling interests of consolidated asset management funds	(12)	33	-	45	-
Total revenue excluding net securities gains (losses) and noncontrolling interests of consolidated asset management funds – Non-GAAP	$3,429	$3,296	$3,326	$10,053	$9,737

Pre-tax operating margin (a)	24%	30%	N/M	27%	N/M
Pre-tax operating margin excluding net securities gains (losses), noncontrolling interests of consolidated asset management funds, special litigation reserves, FDIC special assessment, asset-based taxes, restructuring charges, M&I expenses and intangible amortization – Non-GAAP (a)	30%	32%	31%	32%	32%

(a)	Income (loss) before taxes divided by total revenue.
N/A	– Not applicable.
N/M	– Not meaningful.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009
Common shareholders’ equity at period end – GAAP	$32,153	$30,396	$28,295
Less: Goodwill	18,073	16,106	16,022
Intangible assets	5,818	5,354	5,574
Add: Deferred tax liability – tax deductible goodwill	763	746	666
Deferred tax liability – non-tax deductible intangible assets	1,634	1,649	1,717
Tangible common shareholders’ equity at period end – Non-GAAP	$10,659	$11,331	$9,082

Total assets at period end – GAAP	$254,157	$235,693	$212,007
Less: Assets of consolidated asset management funds	14,605	13,260	-
Subtotal assets of operations – Non-GAAP	239,552	222,433	212,007
Less: Goodwill	18,073	16,106	16,022
Intangible assets	5,818	5,354	5,574
Cash on deposit with the Federal Reserve and other central banks (a)	15,750	21,548	15,003
Tangible assets of operations at period end – Non-GAAP	$199,911	$179,425	$175,408

Common shareholders’ equity to total assets – GAAP	12.7%	12.9%	13.3%
Tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	5.3%	6.3%	5.2%

Period end common shares outstanding (in thousands)	1,240,454	1,214,042	1,204,244

Book value per common share	$25.92	$25.04	$23.50
Tangible book value per common share – Non-GAAP	$8.59	$9.33	$7.54

(a)	Assigned a zero percent risk weighting by the regulators.

BNY Mellon    55

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009
Total Tier 1 capital	$13,026	$13,857	$12,543
Less: Trust preferred securities	1,680	1,663	1,682
Total Tier 1 common equity	$11,346	$12,194	$10,861
Total risk-weighted assets	$106,362	$102,807	$110,135
Tier 1 common equity to risk-weighted assets ratio	10.7%	11.9%	9.9%

(a)	On a regulatory basis.

Recent accounting and regulatory developments

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

Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities

In May 2010, the FASB issued Proposed ASU, “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities.” Under this proposed ASU, most financial instruments would be measured at fair value in the balance sheet. However, information about the amortized cost of certain financial instruments would also be presented when an entity’s business strategy involves holding the financial instrument for collection or payment of contractual cash flows. At inception, all financial instruments would be classified as either: (1) fair value, with changes in fair value recognized in net income (default category); (2) fair value, with qualifying changes in fair value recognized in OCI (elective for qualifying debt instruments); or (3) amortized cost (elective for qualifying liabilities and short-term payables and receivables). Comments on this proposed ASU were due Sept. 30, 2010. The effective date will be determined by the FASB when it issues the final ASU.

Proposed ASU – Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In June 2010, the FASB issued Proposed ASU, “Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This proposed ASU is the result of a joint project of the FASB and International Accounting Standards Board (“IASB”) to converge fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This proposed ASU would change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and would change how the fair value measurement guidance in ASC 820 is applied. This proposed ASU would also require several new disclosures: (a) measurement uncertainty disclosures, (b) reasons if an entity’s use of an asset is different from its highest and best use, and (c) fair value hierarchy disclosures for financial instruments not measured at fair value. Comments on this proposed ASU were due on Sept. 7, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

56    BNY Mellon

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued Proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations, and recognize revenue when each separate performance obligation is satisfied. Comments on this proposed ASU were due on Oct. 22, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Disclosure of Certain Loss Contingencies

In July 2010, the FASB issued Proposed ASU, “Disclosure of Certain Loss Contingencies.” This proposed ASU would require an entity to disclose qualitative and quantitative information about loss contingencies to enable financial statement users to understand the nature of loss contingencies, their potential magnitude and their potential timing (if known). Available information may be limited during the early stages of a loss contingency’s life cycle and therefore, disclosure may be less extensive in early stages of a loss contingency. In subsequent reporting periods, disclosure may be more extensive as additional information about a potentially unfavorable outcome becomes available. Additionally, an entity may aggregate disclosures about similar contingencies so that the disclosures are understandable and not too detailed. An entity would also then disclose the basis for aggregation. Comments on this proposed ASU were due on Sept. 20, 2010. The proposed ASU was to be effective Dec. 31, 2010. On Oct. 27, 2010, the FASB announced that is has decided to rule out a 2010 effective date. The FASB did not project a new proposed effective date pending its redeliberations on the proposal.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint Proposed ASU, “Leases.” This proposed ASU would require that lessees and lessors apply a right of use model in accounting for all leases, including leases of right of use assets in subleases (other than leases of biological and intangible assets, leases to explore for or use natural resources and leases of some investment property). The model would require lessees to recognize an asset representing the right to use the underlying property over the estimated lease term (the right of use asset) and a liability to make future lease payments in their balance sheet. Lessees would no longer classify each lease as either operating or capital, and the model would fundamentally change the accounting and reporting of leases currently classified as operating leases and substantially increase both assets and liabilities of lessees. A lessor would recognize an asset representing its right to receive lease payments and, depending on its exposure to risks or benefits associated with the underlying asset, would either recognize a lease liability while continuing to recognize the underlying asset (performance obligation approach), or derecognize the rights in the underlying asset that it transfers to the lessee and continue to recognize a residual asset representing its rights to the underlying asset at the end of the lease term (derecognition approach). Comments on this proposed ASU are due on Dec. 15, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Disclosure of Supplementary Pro Forma Information for Business Combinations

In October 2010, the FASB issued Proposed ASU, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This proposed ASU specifies that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This proposed ASU would also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. Comments on this proposed ASU were due on Nov. 5, 2010. The proposed ASU would be effective prospectively for business combinations that are consummated on or after Jan. 1, 2011.

BNY Mellon    57

Proposed ASU – How the Carrying Amount of a Reporting Unit Should Be Calculated When Performing Step 1 of the Goodwill Impairment Test

In October 2010, the FASB issued Proposed ASU, “How the Carrying Amount of a Reporting Unit Should Be Calculated When Performing Step 1 of the Goodwill Impairment Test.” This proposed ASU would clarify that the equity premise is the only method an entity can use for purposes of calculating the carrying amount of a reporting unit. The equity premise reflects the net amount of all of the assets and liabilities assigned to the reporting unit(s) of a reporting entity. Additionally, this proposed ASU would modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity would be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with existing guidance. Lastly, this proposed ASU does not allow any previously recognized goodwill impairment taken as a result of applying an alternative premise before adopting this proposed ASU to be reversed. Comments on this proposed ASU were due on Nov. 5, 2010. This proposed ASU would be effective for annual and interim periods beginning Jan. 1, 2011.

Proposed ASU – Clarifications to Accounting for Troubled Debt Restructurings by Creditors

In October 2010, the FASB issued Proposed ASU, “Clarifications to Accounting for Troubled Debt Restructurings by Creditors.” This proposed ASU would provide clarifying guidance for creditors when determining whether they granted concessions and whether the debtor is experiencing financial difficulty. Receivables may be subject to a different impairment model if creditors change their conclusions about whether a restructuring is a troubled debt restructuring. This proposed ASU would not change the definition of a troubled debt restructuring. Comments on this proposed ASU are due on Dec. 13, 2010. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, this proposed ASU would be effective on a prospective basis for interim and annual periods ending June 30, 2011, with retrospective application permitted. For purposes of identifying and disclosing troubled debt restructurings, this proposed ASU would be effective for interim and annual periods ending June 30, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Regulatory developments

We are currently assessing the following regulatory developments, which may have an impact on BNY Mellon’s business.

Regulatory reform

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, which the President signed into law on July 21, 2010. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of oversight described under “Business – Supervision and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2009. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to BNY Mellon or across the industry.

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

58    BNY Mellon

to make limited adjustments to the scores; and use the scorecard to determine the assessment rate for each institution.

The NPR would also alter assessment rates applicable to all insured depository institutions to ensure that the revenue collected under the new assessment system would approximately equal that collected under the existing assessment system and ensure that the lowest rate applicable to small and large institutions would be the same. The proposed changes would be effective Jan. 1, 2011. See subsequent update under the “FDIC Restoration Plan”.

The Dodd-Frank Act also changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to further adjustment for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks.

FDIC Restoration Plan

On Oct. 19, 2010, the FDIC proposed a comprehensive, long-range plan for Deposit Insurance Fund management and adopted a Restoration Plan. The Restoration Plan will forego the uniform 3 basis point assessment rate increase previously scheduled to go in effect Jan. 1, 2011, and keep the current rate schedule in effect. Current assessment rates will remain in effect until the reserve ratio reaches 1.15%, which is expected to occur at the end of 2018. The Restoration Plan also increases the designated reserve ratio, pursuant to the requirements of the Dodd-Frank Act, to 1.35% by Sept. 30, 2020, rather than 1.15% by the end of 2016, and calls for the FDIC to pursue further rulemaking in 2011 regarding the statutory requirement that the FDIC offset the effect on small institutions of this requirement. The Restoration Plan is effective immediately.

Basel II

BNY Mellon began the Basel II parallel run in the second quarter of 2010. Our capital models are currently with the Federal Reserve for their approval. Under Basel II guidelines, our risk-weighted assets for credit risk exposures are expected to decline. However, we expect the Basel II requirement that operational risk be included in risk-weighted assets will more than offset the decline in credit exposure. Under Basel I, securitizations that fall below investment grade are included in risk-weighted assets. Under Basel II, securitizations that fall below investment grade are deducted 50% from Tier 1 and 50% from total capital.

Based on our current estimates for Basel II at Sept. 30, 2010, our Tier 1 capital ratio would have exceeded well-capitalized guidelines.

Basel III

On Sept. 12, 2010, the Basel Committee on Banking Supervision published its “calibrated” capital standards for major banking institutions and established phase-in periods for capital and liquidity standards initially proposed in December 2009 and referred to as “Basel III”. Under these standards, when fully phased-in on Jan. 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

•	A Tier 1 common equity ratio of at least 7.0%, 4.5% attributable to a minimum Tier 1 common equity ratio and 2.5% attributable to a “capital conservation buffer”;
•	A Tier 1 capital ratio of at least 6.0%, exclusive of the capital conservation buffer (8.5% upon full implementation of the capital conservation buffer); and
•	A total capital ratio of at least 8.0%, exclusive of the capital conservation buffer (10.5% upon full implementation of the capital conservation buffer).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall.

The phase-in of the new rules is to commence on Jan. 1, 2013, with the phase-in of the capital conservation buffer commencing Jan. 1, 2015 and the rules to be fully phased-in by Jan. 1, 2019. For systemically important banks, the Federal Reserve may increase the capital buffer. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. These capital rules are subject to interpretation and implementation by U.S. regulatory authorities.

Under Basel III, certain items, to the extent they exceed 15 percent of Tier 1 capital, would be deducted from our capital. These items include:

BNY Mellon    59

•	Deferred tax assets that arise from timing differences; and
•	Significant investments in unconsolidated financial institutions.

At Sept. 30, 2010, BNY Mellon did not exceed the 15% threshold.

Pension assets recorded on the balance sheet are also a deduction from capital.

Additionally, Basel III changes the treatment of securitizations that fall below investment grade. Under Basel II guidelines, securitizations that fall below investment grade are deducted equally from Tier I and total capital. However, under Basel III, banking institutions will be required to apply a 1,250% risk weight to these securitizations and include them as a component of risk-weighted assets.

Finally, Basel III does not add back the adjustment to other comprehensive income that Basel I and Basel II make for pension liabilities and available-for-sale-securities.

Given that the Basel III rules are subject to change, we cannot be certain of the impact the new regulations will have on our capital ratios. However, given our strong internal capital generation and balance sheet strength, we are well positioned to comply with Basel III.

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

In February 2010, the SEC issued a statement confirming their position that they continue to believe that a single set of high quality, globally accepted accounting standards would benefit U.S. investors. The SEC continues to support the dual goals of improving financial reporting in the U.S. and reducing country-by-country disparities in financial reporting. The SEC is developing a work plan to aid in its evaluation of the impact of IFRS on the U.S. securities market. If the SEC determines in 2011 to incorporate IFRS into the U.S. financial reporting system, and the work plan validates the four-to-five year timeline for implementation, the first time that U.S. companies would be required to report under IFRS would be no earlier than 2015.

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

60    BNY Mellon

Government monetary policies and competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management businesses experience competition from asset management firms; hedge funds; investment banking companies; bank and financial holding companies; banks, including trust banks; brokerage firms; and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Asset Servicing, Clearing Services and Treasury Services businesses compete with domestic and foreign banks that offer institutional trust, custody and cash management products as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

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
•

Our Corporate Governance Guidelines, Directors Code of Conduct and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk and Corporate Social Responsibility Committees of our Board of Directors.

The contents of the website listed above are not incorporated into this Quarterly Report on Form 10-Q.

The SEC reports, the Corporate Governance Guidelines, Directors Code of Conduct and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, 9th Floor, New York, NY 10286.

BNY Mellon    61

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Fee and other revenue (loss)
Securities servicing fees:
Asset servicing	$870	$668	$643	$2,175	$1,923
Issuer services	364	354	359	1,051	1,095
Clearing services	252	245	236	727	739
Total securities servicing fees	1,486	1,267	1,238	3,953	3,757
Asset and wealth management fees	696	686	664	2,068	1,931
Foreign exchange and other trading revenue	146	220	246	628	790
Treasury services	132	125	128	388	385
Distribution and servicing	56	51	73	155	269
Financing-related fees	49	48	56	147	158
Investment income	64	72	121	244	148
Other	33	73	84	143	108
Total fee revenue	2,662	2,542	2,610	7,726	7,546
Securities gains (losses) – other-than-temporary-impairment	(40)	9	(4,926)	(51)	(5,540)
Noncredit-related (losses) on securities not expected to be sold (recognized in OCI)	(46)	(4)	(93)	(77)	(156)
Net securities gains (losses)	6	13	(4,833)	26	(5,384)
Total fee and other revenue (loss)	2,668	2,555	(2,223)	7,752	2,162
Operations of consolidated asset management funds
Investment income	144	188	-	487	-
Interest of asset management fund note holders	107	123	-	320	-
Income of consolidated asset management funds	37	65	-	167	-
Net interest revenue
Interest revenue	875	862	829	2,620	2,653
Interest expense	157	140	113	415	462
Net interest revenue	718	722	716	2,205	2,191
Provision for credit losses	(22)	20	147	33	267
Net interest revenue after provision for credit losses	740	702	569	2,172	1,924
Noninterest expense
Staff	1,344	1,234	1,157	3,798	3,479
Professional, legal and other purchased services	282	256	265	779	739
Net occupancy	150	143	142	430	423
Software	108	91	95	293	269
Distribution and servicing	94	90	97	273	302
Furniture and equipment	79	71	76	225	229
Business development	63	68	45	183	138
Sub-custodian	60	65	49	177	148
Other	249	201	232	800	728
Subtotal	2,429	2,219	2,158	6,958	6,455
Amortization of intangible assets	111	98	104	306	319
Restructuring charges	15	(15)	(5)	7	11
Merger and integration expenses	56	14	54	96	181
Total noninterest expense	2,611	2,316	2,311	7,367	6,966
Income
Income (loss) from continuing operations before income taxes	834	1,006	(3,965)	2,724	(2,880)
Provision (benefit) for income taxes	220	304	(1,527)	782	(1,354)
Income (loss) from continuing operations	614	702	(2,438)	1,942	(1,526)
Discontinued operations:
Loss from discontinued operations	(6)	(16)	(29)	(92)	(238)
Benefit for income taxes	(3)	(6)	(10)	(37)	(87)
Loss from discontinued operations, net of tax	(3)	(10)	(19)	(55)	(151)
Net income (loss)	611	692	(2,457)	1,887	(1,677)
Net (income) loss attributable to noncontrolling interests ($12 for quarter ended Sept. 30, 2010, $(33) for quarter ended June 30, 2010 and $(45) for nine months ended Sept. 30, 2010 related to asset management funds)	11	(34)	(1)	(48)	-
Redemption charge and preferred dividends	-	-	-	-	(283)
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$622	$658	$(2,458)	$1,839	$(1,960)

62    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (a) (in dollars)
	Quarter ended				Nine months ended
	Sept. 30,	June 30,	Sept. 30,		Sept. 30,	Sept. 30,
	2010	2010	2009		2010	2009
Basic:
Net income (loss) from continuing operations	$0.51	$0.55	$(2.04)		$1.56	$(1.54)
Loss from discontinued operations	-	(0.01)	(0.02)		(0.05)	(0.13)
Net income (loss) applicable to common stock	$0.51	$0.54	$(2.05	) (b)	$1.51	$(1.67)
Diluted (d):
Net income (loss) from continuing operations	$0.51	$0.55	$(2.04)		$1.55	$(1.54)
Loss from discontinued operations	-	(0.01)	(0.02)		(0.05)	(0.13)
Net income (loss) applicable to common stock	$0.51	$0.54	$(2.05	) (b)	$1.51 (b)	$(1.67)

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)
	Quarter ended				Nine months ended
	Sept. 30,	June 30,	Sept. 30,		Sept. 30,	Sept. 30,
	2010	2010	2009		2010	2009
Basic	1,210,534	1,204,557	1,197,414		1,205,911	1,171,675
Common stock equivalents	7,347	10,314	-		9,592	-
Participating securities	(5,197)	(6,041)	-		(5,815)	-
Diluted	1,212,684	1,208,830	1,197,414	(d)	1,209,688	1,171,675 (d)
Anti-dilutive securities (c)	108,745	93,012	95,585		87,968	101,712

Reconciliation of net income from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)
	Quarter ended				Nine months ended
	Sept. 30,	June 30,	Sept. 30,		Sept. 30,	Sept. 30,
	2010	2010	2009		2010	2009
Net income (loss) from continuing operations	$614	$702	$(2,438)		$1,942	$(1,526)
Net (income) loss attributable to noncontrolling interests	11	(34)	(1)		(48)	-
Redemption charge and preferred dividends	-	-	-		-	(283)
Net income (loss) from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	625	668	(2,439)		1,894	(1,809)
Loss from discontinued operations	(3)	(10)	(19)		(55)	(151)
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation	$622	$658	$(2,458)		$1,839	$(1,960)

(a)	Basic and diluted earnings per share under the two-class method were calculated after deducting earnings allocated to participating securities of $5 million in the third quarter of 2010, $7 million in the second quarter of 2010, $ – million in the third quarter of 2009, $17 million in the first nine months of 2010 and $ – million in the first nine months of 2009.
(b)	Does not foot due to rounding.
(c)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(d)	Diluted earnings per share for the three and nine months ended Sept. 30, 2009, was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	Sept. 30, 2010	Dec. 31, 2009
Assets
Cash and due from:
Banks	$3,693	$3,732
Interest-bearing deposits with the Federal Reserve and other central banks	15,765	7,362
Interest-bearing deposits with banks	60,293	56,302
Federal funds sold and securities purchased under resale agreements	4,735	3,535
Securities:
Held-to-maturity (fair value of $3,867 and $4,240)	3,862	4,417
Available-for-sale (Sept. 30, 2010 includes $481 previously securitized)	58,238	51,632
Total securities	62,100	56,049
Trading assets	9,860	6,001
Loans	37,867	36,689
Allowance for loan losses	(534)	(503)
Net loans	37,333	36,186
Premises and equipment	1,677	1,602
Accrued interest receivable	580	639
Goodwill	18,073	16,249
Intangible assets	5,818	5,588
Other assets (includes $1,322 and $863, at fair value)	19,315	16,737
Assets of discontinued operations	310	2,242
Subtotal assets of operations	239,552	212,224
Assets of consolidated asset management funds, at fair value:
Trading assets	14,149	-
Other assets	456	-
Subtotal assets of consolidated asset management funds, at fair value	14,605	-
Total assets	$254,157	$212,224
Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$37,247	$33,477
Interest-bearing deposits in domestic offices	35,141	32,944
Interest-bearing deposits in foreign offices	76,593	68,629
Total deposits	148,981	135,050
Federal funds purchased and securities sold under repurchase agreements	3,301	3,348
Trading liabilities	10,102	6,396
Payables to customers and broker-dealers	10,895	10,721
Commercial paper	9	12
Other borrowed funds	2,220	477
Accrued taxes and other expenses	5,540	4,484
Other liabilities (including allowance for lending related commitments of $74 and $125, also includes $715 and $610, at fair value)	10,100	3,891
Long-term debt (Sept. 30, 2010 includes $293 at fair value)	16,720	17,234
Liabilities of discontinued operations	-	1,608
Subtotal liabilities of operations	207,868	183,221
Liabilities of consolidated asset management funds, at fair value:
Trading liabilities	13,397	-
Other liabilities	1	-
Subtotal liabilities of consolidated asset management funds, at fair value	13,398	-
Total liabilities	221,266	183,221
Temporary equity
Redeemable non-controlling interests	41	-
Permanent equity
Common stock-par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,243,448,825 and 1,208,861,641 common shares	12	12
Additional paid-in capital	22,808	21,917
Retained earnings	10,386	8,912
Accumulated other comprehensive loss, net of tax	(969)	(1,835)
Less: Treasury stock of 2,994,416 and 1,026,927 common shares, at cost	(84)	(29)
Total The Bank of New York Mellon Corporation shareholders’ equity	32,153	28,977
Non-redeemable noncontrolling interests	20	26
Non-redeemable noncontrolling interests of consolidated asset management funds	677	-
Total permanent equity	32,850	29,003
Total liabilities, temporary equity and permanent equity	$254,157	$212,224

See accompanying Notes to Consolidated Financial Statements.

64    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30
(in millions)	2010	2009
Operating activities
Net income (loss)	$1,887	$(1,677)
Net income (loss) attributable to noncontrolling interests, net of tax	(48)	-
Loss from discontinued operations, net of tax	(55)	(151)
Income (loss) from continuing operations attributable to The Bank of New York Mellon Corporation	1,894	(1,526)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision for credit losses	33	267
Depreciation and amortization	413	520
Deferred income taxes	797	(1,926)
Securities (gains) losses and venture capital income	(46)	5,405
Change in trading activities	(639)	(835)
Change in accruals and other, net	437	694
Net effect of discontinued operations	-	(73)
Net cash provided by operating activities	2,889	2,526
Investing activities
Change in interest-bearing deposits with banks	(2,879)	(2,435)
Change in interest-bearing deposits with Federal Reserve and other central banks	(8,403)	38,289
Change in margin loans	(1,343)	(2)
Purchases of securities held-to-maturity	(19)	(108)
Paydowns of securities held-to-maturity	194	523
Maturities of securities held-to-maturity	223	240
Purchases of securities available-for-sale	(12,802)	(21,762)
Sales of securities available-for-sale	3,609	184
Paydowns of securities available-for-sale	5,395	5,037
Maturities of securities available-for-sale	1,912	1,343
Net principal received from loans to customers	1,505	4,982
Sales of loans and other real estate	522	862
Change in federal funds sold and securities purchased under resale agreements	(1,200)	(1,918)
Change in seed capital investments	(156)	(38)
Purchases of premises and equipment/capitalized software	(120)	(282)
Acquisitions, net cash	(2,793)	(11)
Dispositions, net cash	133	-
Proceeds from the sale of premises and equipment	6	3
Other, net	(35)	(394)
Net effect of discontinued operations	-	287
Net cash (used for) provided by investing activities	(16,251)	24,800
Financing activities
Change in deposits	13,050	(26,151)
Change in federal funds purchased and securities sold under repurchase agreements	(243)	1,563
Change in payables to customers and broker-dealers	170	1,184
Change in other funds borrowed	1,344	(4,385)
Change in commercial paper	(3)	25
Net proceeds from the issuance of long-term debt	650	2,100
Repayments of long-term debt	(2,027)	(558)
Proceeds from the exercise of stock options	25	12
Issuance of common stock	692	1,366
Tax benefit realized on share-based payment awards	1	-
Treasury stock acquired	(39)	(26)
Common cash dividends paid	(328)	(490)
Preferred dividends paid	-	(74)
Repurchase of Series B preferred stock	-	(3,000)
Repurchase of common stock warrants	-	(136)
Net effect of discontinued operations	-	(239)
Net cash provided by (used for) financing activities	13,292	(28,809)
Effect of exchange rate changes on cash	31	(40)
Change in cash and due from banks:
Change in cash and due from banks	(39)	(1,523)
Cash and due from banks at beginning of period	3,732	4,881
Cash and due from banks at end of period	$3,693	$3,358
Supplemental disclosures
Interest paid	$317	$478
Income taxes paid	413	2,240
Income taxes refunded	195	58

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

Nine months ended Sept. 30, 2010
	The Bank of New York Mellon Corporation shareholders					Non- redeemable non- controlling interest	Non- redeemable non- controlling interest of consolidated asset manage- ment funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2009	$12	$21,917	$8,912	$(1,835)	$(29)	$26	$-	$29,003	$-
Adjustment for the cumulative effect of applying ASC 810, net of tax	-	-	52	24	-	-	-	76	-
Adjustment for the cumulative effect of applying ASC 825, net of tax	-	-	(73)	-	-	-	-	(73)	-
Adjusted balance at Jan. 1, 2010	12	21,917	8,891	(1,811)	(29)	26	-	29,006	-
Purchase of subsidiary shares from noncontrolling interest	-	(18)	-	-	-	(6)	-	(24)	-
Distributions paid to noncontrolling interests	-	-	-	-	-	(4)	-	(4)	-
Other net changes in noncontrolling interests	-	-	-	-	-	1	(77)	(76)	41
Consolidation of asset management funds	-	-	-	-	-	-	747	747	-
Deconsolidation of asset management funds	-	-	-	-	-	-	(7)	(7)	-
Comprehensive income:
Net income	-	-	1,839	-	-	3	45	1,887	-
Other comprehensive income:
Unrealized gain (loss) on securities available for sale	-	-	-	901	-	-	-	901	-
Employee benefit plans:
Pensions	-	-	-	33	-	-	-	33	-
Other post-retirement benefits	-	-	-	15	-	-	-	15	-
Foreign currency translation adjustments	-	-	-	(110)	-	-	(31)	(141)	-
Net unrealized gain (loss) on cash flow hedges	-	-	-	8	-	-	-	8	-
Reclassification adjustment/other (a)	-	-	(14)	(5)	-	-	-	(19)	-
Total comprehensive income	-	-	1,825	842	-	3	14	2,684 (b)	-
Dividends on common stock at $0.27 per share	-	-	(329)	-	-	-	-	(329)	-
Repurchase of common stock	-	-	-	-	(39)	-	-	(39)	-
Common stock issued under stock forward contract	-	676	-	-	-	-	-	676	-
Common stock issued under employee benefit plans	-	26	-	-	-	-	-	26	-
Common stock issued under direct stock purchase and dividend reinvestment plan	-	12	-	-	-	-	-	12	-
Stock awards and options exercised	-	195	(1)	-	(16)	-	-	178	-
Balance at Sept. 30, 2010	$12	$22,808	$10,386	$(969)	$(84)	$20	$677	$32,850	$41

(a)	Includes $(14) million (after-tax) related to OTTI, and a $14 million reclassification to retained earnings from other comprehensive income.
(b)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders for the nine months ended Sept. 30, 2010 and 2009 was $2,667 million and $2,478 million, respectively.

See accompanying Notes to Consolidated Financial Statements.

66    BNY Mellon

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. Certain immaterial reclassifications in addition to discontinued operations (see Note 4 of the Notes to Consolidated Financial Statements) have been made to prior periods to place them on a basis comparable with current period presentation.

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

Note 2 – Accounting changes and new accounting guidance

ASU 2009-16 – Accounting for Transfers of Financial Assets

In December 2009, the FASB issued ASU 2009-16 “Accounting for Transfers of Financial Assets.” This formally codified SFAS No. 166, “Accounting for Transfers of Financial

Assets, an Amendment to FASB Statement No. 140.” This ASU removed (1) the concept of a qualifying special purpose entity (“QSPE”) from SFAS No. 140 (ASC 860—Transfers and Servicing) and (2) the exceptions from applying FASB Interpretation No. (“FIN”) 46 (R) (ASC 810—Consolidation) to QSPEs. This ASU revised the de-recognition requirements for transfers of financial assets and the initial measurement of beneficial interests that are received as proceeds by a transferor in connection with transfers of financial assets. This ASU also required additional disclosure about transfers of financial assets and a transferor’s continuing involvement with such transferred financial assets. This ASU was effective Jan. 1, 2010, at which time any QSPEs were evaluated for consolidation in accordance with SFAS No. 167, which amended FIN 46 (R) (ASC 810). The Series A Notes issued by the Grantor Trust consolidated as a result of ASC 810 have been repaid.

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

BNY Mellon    67

Notes to Consolidated Financial Statements	(continued)

This statement also requires additional disclosures about an enterprise’s involvement in a VIE, including the requirement for sponsors of a VIE to disclose information even if they do not hold a significant variable interest in the VIE. At Sept. 30, 2010, our consolidated balance sheet included $15.086 billion of assets of VIEs that would not have been included in our consolidated balance sheet prior to effectiveness of the statement. Those assets included seed capital investments in mutual funds sponsored by our affiliates and securitizations. Adoption of this new statement accounted for an increase in consolidated total assets on our balance sheet at Sept. 30, 2010 of $14.4 billion, or approximately 7% from year end.

In February 2010, the FASB issued ASU 2010-10, “Amendments for Certain Investment Funds” which deferred the requirements of ASU 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and asset managers’ interests in money market funds. This amendment was effective Jan. 1, 2010.

As a result of adopting the accounting for VIEs, we recorded a cumulative effect adjustment of $76 million to retained earnings in the first quarter of 2010. Also, we marked the assets and liabilities to market, and as a result, recorded a $73 million charge to retained earnings in the first quarter of 2010.

In January 2010, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the Office of Thrift Supervision issued a final rule requiring banks to hold capital for assets consolidated under SFAS No. 166 (ASU 2009-16) and SFAS No. 167 (ASU 2009-17). The final rule allows for a phase-in of 50% of the effect on risk-weighted assets and allowance for loan losses includable in Tier 2 capital that results from implementation of this standard for the quarters ending Sept. 30, 2010 and Dec. 31, 2010 with full phase-in for the quarter ending March 31, 2011. BNY Mellon elected to defer the implementation of ASC 810 for capital purposes. At Sept. 30, 2010, had we fully phased-in the implementation of ASC 810, our Tier 1 capital ratio would have been negatively impacted by approximately 2 basis points.

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

ASU 2010-11 – Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives.” This ASU amends Subtopic 815-15 to clarify the scope of the exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. It addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. This ASU was effective July 1, 2010. The impact of this ASU was immaterial to our results of operations.

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

68    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

whether the modification is a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This ASU was effective July  1, 2010. The impact of this ASU was immaterial to our results of operations.

Note 3 – Acquisitions and dispositions

On July 1, 2010, we acquired GIS for cash of $2.3 billion. GIS provides a comprehensive suite of products which includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. Assets acquired totaled $587 million. Liabilities assumed totaled $235 million. Goodwill related to this acquisition is included in our asset servicing and clearing services businesses and totaled $1,495 million, of which $1,246 is tax deductible and $249 million is non-tax deductible. Customer contract intangible assets related to this acquisition are included in our asset servicing and clearing services businesses, with lives ranging from 10 years to 20 years by business, and totaled $477 million.

On Aug. 2, 2010, we completed the acquisition of BAS for cash of EUR253 million (US$330 million). This transaction included the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate. The combined business offers a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany. Assets acquired totaled EUR 2.7 billion (US $3.5 billion) and primarily consisted of securities of EUR1.8 billion (US $2.4 billion). Liabilities assumed totaled EUR2.5 billion (US $3.3 billion) and primarily consisted of deposits of EUR 1.9 billion (US $2.5 billion). Goodwill related to this acquisition of $271 million is tax deductible and is included in our asset servicing business. Customer contract intangible assets related to this acquisition are included in our asset servicing business, with a life of 10 years, and totaled $40 million.

On Sept. 1, 2010 we completed the acquisition of I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.8 billion in assets under advisement at acquisition, for cash of C$22.2 million (US $21.1 million). Goodwill related to this acquisition is included in our wealth management business and totaled $8 million and is non-tax deductible. Customer relationship intangible assets related to this acquisition are included in our wealth management business, with a life of 33 years, and totaled $10 million.

In the second quarter of 2010, we acquired a Canadian trust company for C$29 million.

On Jan. 15, 2010, we completed the sale of MUNB. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $2 million in the third quarter of 2010.

At Sept. 30, 2010, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $11 million to $45 million over the next three years.

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

BNY Mellon    69

Notes to Consolidated Financial Statements	(continued)

Note 4 – Discontinued operations

On Jan. 15, 2010, BNY Mellon sold MUNB, its national bank subsidiary located in Florida. We have applied discontinued operations accounting to this business. The income statements for all periods in this Form 10-Q are presented on a continuing operations basis. In the third quarter of 2010, we recorded an after-tax loss on discontinued operations of $3 million primarily reflecting lower of cost or market write-downs on the retained loans held for sale. Summarized financial information for discontinued operations is as follows:

Discontinued operations	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Fee and other revenue	$-	$-	$2	$-	$5
Net interest revenue	2	2	14	7	47
Provision for loan losses	-	-	25	-	108
Net interest revenue after provision for loan losses	2	2	(11)	7	(61)
Noninterest expense:
Staff	1	-	13	3	25
Professional, legal and other purchased services	1	1	1	3	3
Net occupancy	-	-	1	-	4
Other	1	1	5	3	15
Goodwill impairment	-	-	-	-	50
Total noninterest expense	3	2	20	9	97
Loss from operations	(1)	-	(29)	(2)	(153)
Loss on assets held for sale	(5)	(16)	-	(89)	(85)
Loss on sale of MUNB	-	-	-	(1)	-
Benefit for income taxes	(3)	(6)	(10)	(37)	(87)
Loss from discontinued operations, net of tax	$(3)	$(10)	$(19)	$(55)	$(151)

Discontinued operations assets and liabilities (in millions)	Sept. 30, 2010	Dec 31, 2009
Cash and due from banks	$-	$446
Securities	-	488
Loans, net of allowance for loan losses	225	1,225
Premises and equipment	-	12
Deferred taxes	79	-
Other assets	6	71
Assets of discontinued operations	$310	$2,242
Deposits:
Noninterest-bearing	$-	$539
Interest-bearing	-	958
Total deposits	-	1,497
Other liabilities	-	111
Liabilities of discontinued operations	$-	$1,608

All information in these Financial Statements and Notes reflects continuing operations, unless otherwise noted.

70    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 5 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2010 and Dec. 31, 2009.

Securities at Sept. 30, 2010	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$8,658	$194	$-	$8,852
U.S. Government agencies	1,198	8	-	1,206
State and political subdivisions	578	9	54	533
Agency MBS	18,717	493	9	19,201
Alt-A RMBS	497	33	44	486
Prime RMBS	1,408	14	98	1,324
Subprime RMBS	714	-	215	499
Other RMBS	1,756	1	312	1,445
Commercial MBS	2,732	113	119	2,726
Asset-backed CLOs	268	-	16	252
Other asset-backed securities	532	9	2	539
Other debt securities	15,197	195	28	15,364	(a)
Equity securities	1,196	9	1	1,204
Grantor Trust:
Alt-A RMBS	2,254	308	19	2,543
Prime RMBS	1,741	178	10	1,909
Subprime RMBS	127	28	-	155
Total securities available-for-sale	57,573	1,592	927	58,238
Held-to-maturity:
State and political subdivisions	131	4	-	135
Agency MBS	426	35	-	461
Alt-A RMBS	235	4	21	218
Prime RMBS	160	-	4	156
Subprime RMBS	28	-	1	27
Other RMBS	2,840	71	80	2,831
Commercial MBS	35	-	3	32
Other debt securities	3	-	-	3
Other securities	4	-	-	4
Total securities held-to-maturity	3,862	114	109	3,867
Total securities	$61,435	$1,706	$1,036	$62,105

(a)	Includes $14.5 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

Securities at Dec. 31, 2009	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$6,358	$30	$10	$6,378
U.S. Government agencies	1,235	25	-	1,260
State and political subdivisions	538	6	24	520
Agency MBS	18,247	303	95	18,455
Alt-A RMBS	588	12	63	537
Prime RMBS	1,743	3	234	1,512
Subprime RMBS	758	-	311	447
Other RMBS	2,199	1	430	1,770
Commercial MBS	2,762	31	203	2,590
Asset-backed CLOs	424	15	50	389
Other asset-backed securities	869	5	38	836
Other debt securities	11,419	86	48	11,457	(a)
Equity securities	1,314	8	1	1,321
Grantor Trust Class B certificates (b)	4,049	111	-	4,160
Total securities available-for-sale	52,503	636	1,507	51,632
Held-to-maturity:
State and political subdivisions	150	3	-	153
Agency MBS	531	30	-	561
Alt-A RMBS	304	-	62	242
Prime RMBS	189	-	17	172
Subprime RMBS	30	-	7	23
Other RMBS	3,195	39	162	3,072
Commercial MBS	11	-	1	10
Other debt securities	3	-	-	3
Other securities	4	-	-	4
Total securities held-to-maturity	4,417	72	249	4,240
Total securities	$56,920	$708	$1,756	$55,872

(a)	Includes $10.8 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	The Grantor Trust contains Alt-A, prime and subprime RMBS.

The amortized cost and fair value of securities at Sept. 30, 2010, by contractual maturity, are as follows:

Securities by contractual maturity at Sept. 30, 2010	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$7,292	$7,324	$3	$3
Due after one year through five years	14,673	14,963	2	2
Due after five years through ten years	2,956	3,025	24	24
Due after ten years	710	643	105	109
Mortgage-backed securities	29,946	30,288	3,724	3,725
Asset-backed securities	800	791	-	-
Equity	1,196	1,204	4	4
Total securities	$57,573	$58,238	$3,862	$3,867

BNY Mellon    71

Notes to Consolidated Financial Statements	(continued)

Net securities gains (losses) (in millions)	3Q10	2Q10	3Q09	YTD10	YTD09
Realized gross gains	$10	$19	$15	$43	$58
Realized gross losses	-	(5)	(15)	(5)	(21)
Recognized gross impairments	(4)	(1)	(4,833)	(12)	(5,421)
Total net securities gains (losses)	$6	$13	$(4,833)	$26	$(5,384)

Temporarily impaired securities

At Sept. 30, 2010, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

Temporarily impaired securities at Sept. 30, 2010	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
State and political subdivisions	$94	$36	$127	$18	$221	$54
Agency MBS	1,854	6	383	3	2,237	9
Alt-A RMBS	98	5	100	39	198	44
Prime RMBS	94	2	822	96	916	98
Subprime RMBS	-	-	473	215	473	215
Other RMBS	47	-	1,392	312	1,439	312
Commercial MBS	58	-	574	119	632	119
Asset-backed CLOs	-	-	252	16	252	16
Other asset-backed securities	1	-	99	2	100	2
Other debt securities	1,680	3	56	25	1,736	28
Equity securities	6	1	1	-	7	1
Grantor Trust Alt-A RMBS	343	19	-	-	343	19
Grantor Trust Prime RMBS	258	10	-	-	258	10
Total securities available-for-sale	$4,533	$82	$4,279	$845	$8,812	$927
Held-to-maturity:
Alt-A RMBS	$20	$-	$126	$21	$146	$21
Prime RMBS	-	-	140	4	140	4
Subprime RMBS	-	-	26	1	26	1
Other RMBS	313	4	664	76	977	80
Commercial MBS	-	-	32	3	32	3
Total securities held-to-maturity	$333	$4	$988	$105	$1,321	$109
Total temporarily impaired securities	$4,866	$86	$5,267	$950	$10,133	$1,036	(a)

(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

72    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Temporarily impaired securities at Dec. 31, 2009	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$1,226	$9	$176	$1	$1,402	$10
State and political subdivisions	50	13	171	11	221	24
Agency MBS	7,297	76	2,061	19	9,358	95
Alt-A RMBS	-	-	311	63	311	63
Prime RMBS	5	1	1,480	233	1,485	234
Subprime RMBS	1	2	446	309	447	311
Other RMBS	-	-	1,764	430	1,764	430
Commercial MBS	-	-	1,290	203	1,290	203
Asset-backed CLOs	18	6	274	44	292	50
Other asset-backed securities	-	-	706	38	706	38
Other debt securities	33	-	8,804	48	8,837	48
Equity securities	16	-	3	1	19	1
Total securities available-for-sale	$8,646	$107	$17,486	$1,400	$26,132	$1,507

Held-to-maturity:
Alt-A RMBS	$2	$1	$221	$61	$223	$62
Prime RMBS	-	-	172	17	172	17
Subprime RMBS	-	-	23	7	23	7
Other RMBS	-	-	3,072	162	3,072	162
Commercial MBS	-	-	10	1	10	1
Total securities held-to-maturity	$2	$1	$3,498	$248	$3,500	$249
Total temporarily impaired securities	$8,648	$108	$20,984	$1,648	$29,632	$1,756	(a)

(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and 2005 non-agency RMBS and the Grantor Trust portfolios at Sept. 30, 2010 and Dec. 31, 2009.

BNY Mellon    73

Notes to Consolidated Financial Statements	(continued)

Projected weighted-average default rates and severities
	Sept. 30, 2010		Dec. 31, 2009
	Default Rate	Severity	Default Rate	Severity
Alt-A	41%	49%	43%	50%
Subprime	68%	65%	74%	69%
Prime	20%	42%	19%	44%

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses) (in millions)	3Q10	2Q10	3Q09	Year-to-date
				2010	2009
Alt-A RMBS	$-	$(6)	$(2,857)	$(13)	$(3,096)
Prime RMBS	-	-	(999)	-	(1,011)
Subprime RMBS	-	-	(321)	-	(322)
Home equity lines of credit	-	-	(234)	-	(256)
European floating rate notes	(3)	-	(234)	(3)	(304)
Credit cards	-	-	-	-	(28)
Commercial MBS	-	-	(89)	-	(89)
Other	9	19	(99)	42	(278)
Net securities gains (losses)	$6	$13	$(4,833)	$26	$(5,384)

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

Debt securities credit loss roll forward (in millions)	3Q10	3Q09
Beginning balance as of June 30	$209	$1,025
Add: Initial OTTI credit losses	-	318
Subsequent OTTI credit losses	4	60
Less: Realized losses for securities sold / consolidated	8	591
Ending balance as of Sept. 30	$205	$812

Debt securities credit loss roll forward	Year-to-date
(in millions)	2010	2009
Beginning balance as of Dec. 31	$271	$535
Add: Initial OTTI credit losses	6	661
Subsequent OTTI credit losses	6	207
Less: Realized losses for securities sold / consolidated	78	591
Ending balance as of Sept. 30	$205	$812

Note 6 – Goodwill and intangible assets

Goodwill

The level of goodwill increased in 2010 primarily due to the acquisitions of GIS, BAS and I(3) partially offset by foreign exchange translation on non-U.S. dollar denominated goodwill. Goodwill impairment testing is performed at least annually at the business level. The table below provides a breakdown of goodwill by business.

Goodwill by business
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$7,609	$1,703	$3,397	$2,488	$918	$127	$7	$16,249
Acquisitions	-	8	1,378	13	388	-	-	1,787
Foreign exchange translation	(25)	-	(10)	5	(3)	-	(1)	(34)
Other (a)	86	(2)	(5)	(2)	-	-	(6)	71
Balance at Sept. 30, 2010	$7,670	$1,709	$4,760	$2,504	$1,303	$127	$-	$18,073

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other		Total
Balance at Dec. 31, 2008	$7,218	$1,694	$3,360	$2,463	$902	$123	$138		$15,898
Foreign exchange translation	159	-	40	14	14	-	-		227
Transferred to discontinued operations	-	-	-	-	-	-	(128	) (a)	(128)
Other (b)	15	-	-	13	-	-	(3)		25
Balance at Sept. 30, 2009	$7,392	$1,694	$3,400	$2,490	$916	$123	$7		$16,022
(a)	Includes a $50 million goodwill impairment recorded in the first quarter of 2009.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

74    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The increase in intangible assets at Sept. 30, 2010 compared with Dec. 31, 2009 resulted from the acquisitions of GIS, BAS and I(3), partially offset by intangible amortization.

Intangible amortization expense was $111 million in the third quarter of 2010, $104 million in the third quarter of 2009 and $98 million in the second quarter of 2010, $306 million in the first nine months of 2010 and $319 million in the first nine months on 2009. The table below provides a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2009	$2,530	$295	$281	$753	$674	$203	$852	$5,588
Acquisitions	5	10	470	13	47	-	-	545
Amortization	(150)	(27)	(29)	(62)	(21)	(17)	-	(306)
Foreign exchange translation	(5)	-	-	-	-	-	-	(5)
Other (a)	-	-	(4)	-	-	-	-	(4)
Balance at Sept. 30, 2010	$2,380	$278	$718	$704	$700	$186	$852	$5,818

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business
(in millions)	Asset Management	Wealth Management	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Other	Total
Balance at Dec. 31, 2008	$2,595	$340	$302	$834	$699	$229	$857	$5,856
Amortization	(163)	(34)	(22)	(61)	(20)	(19)	-	(319)
Foreign exchange translation	43	-	2	2	2	-	-	49
Transfer to discontinued operations	-	-	-	-	-	-	(4)	(4)
Other (a)	-	-	6	(14)	-	-	-	(8)
Balance at Sept. 30, 2009	$2,475	$306	$288	$761	$681	$210	$853	$5,574

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets	Sept. 30, 2010				Dec. 31, 2009
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships-Asset and Wealth Management	$2,099	$(919)	$1,180	12 yrs.	$1,336
Customer contracts-Institutional services	2,568	(682)	1,886	15	1,478
Deposit premiums	49	(44)	5	3	8
Other	85	(39)	46	6	68
Total subject to amortization	$4,801	$(1,684)	$3,117	14 yrs.	$2,890
Not subject to amortization: (a)
Trade name	$1,375	N/A	$1,375	N/A	$1,368
Customer relationships	1,316	N/A	1,316	N/A	1,320
Other	10	N/A	10	N/A	10
Total not subject to amortization	$2,701	N/A	$2,701	N/A	$2,698
Total intangible assets	$7,502	$(1,684)	$5,818	N/A	$5,588

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A	- Not applicable

BNY Mellon    75

Notes to Consolidated Financial Statements	(continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2010	$420
2011	426
2012	398
2013	348
2014	311

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

Transactions in the allowance for credit losses are summarized as follows:

For the quarter ended Sept. 30, 2010 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at June 30, 2010	$542	$103	$645
Charge-offs:
Other residential mortgages	(11)	-	(11)
Commercial	(4)	-	(4)
Financial institutions	(1)	-	(1)
Total charge-offs	(16)	-	(16)
Recoveries – Financial institutions	1	-	1
Net charge-offs	(15)	-	(15)
Provision	7	(29)	(22)
Balance at Sept. 30, 2010	$534	$74	$608

For the quarter ended Sept. 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at June 30, 2009	$434	$92	$526
Charge-offs:
Commercial	(44)	-	(44)
Financial institutions	(18)	-	(18)
Other residential mortgages	(15)	-	(15)
Total charge-offs	(77)	-	(77)
Recoveries	-	-	-
Net charge-offs	(77)	-	(77)
Provision	99	48	147
Balance at Sept. 30, 2009	$456	$140	$596

For the nine months ended Sept. 30, 2010 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2009	$503	$125	$628
Charge-offs:
Other residential mortgages	(33)	-	(33)
Financial institutions	(22)	-	(22)
Commercial real estate	(6)	-	(6)
Commercial	(5)	-	(5)
Wealth Management	(1)	-	(1)
Total charge-offs	(67)	-	(67)
Recoveries:
Commercial	13	-	13
Financial institutions	1	-	1
Total recoveries	14	-	14
Net charge-offs	(53)	-	(53)
Provision	84	(51)	33
Balance at Sept. 30, 2010	$534	$74	$608

For the nine months ended Sept. 30, 2009 (in millions)	Allowance for loan losses	Allowance for lending- related commitments	Allowance for credit losses
Balance at Dec. 31, 2008	$415	$114	$529
Transferred to discontinued operations	(38)	(2)	(40)
Charge-offs:
Commercial	(81)	-	(81)
Other residential mortgages	(43)	-	(43)
Commercial real estate	(30)	-	(30)
Financial institutions	(28)	-	(28)
Total charge-offs	(182)	-	(182)
Recoveries – Commercial	1	-	1
Net charge-offs	(181)	-	(181)
Provision	260	28	288 (a)
Balance at Sept. 30, 2009 (b)	$456	$140	$596

(a)	The provision for credit losses includes discontinued operations of $21 million.
(b)	Excludes discontinued operations.

76    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 8 – Other assets

Other assets (in millions)	Sept. 30, 2010	Dec. 31, 2009
Corporate/bank owned life insurance	$4,041	$3,900
Accounts receivable	3,702	3,528
Equity in joint ventures and other investments (a)	2,743	2,816
Income taxes receivable	2,395	1,867
Fails to deliver	1,952	911
Margin deposits	1,142	459
Prepaid expenses	869	1,089
Software	799	595
Prepaid pension assets	775	714
Due from customers on acceptances	571	502
Other	326	356
Total other assets	$19,315	$16,737

(a)	Includes Federal Reserve Bank stock of $400 million and $397 million, respectively, at cost.

Seed capital and private equity investments valued using net asset value per share

In our Asset Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets depending on the nature of the investment. BNY Mellon also holds private equity investments which consist of investments in private equity funds, mezzanine financings and direct equity investments. Private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments.

The fair value of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments.

Seed capital and private equity investments valued using NAV – Sept. 30, 2010

(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$23	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	139	36	N/A	N/A
Other funds (c)	81	-	Monthly-yearly	(c)
Total	$243	$36

(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.

BNY Mellon    77

Notes to Consolidated Financial Statements	(continued)

Note 9 – Net interest revenue

Net interest revenue	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2010	June 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Interest revenue
Non-margin loans	$184	$189	$211	$562	$682
Margin loans	23	22	17	64	51
Securities:
Taxable	485	478	419	1,460	1,262
Exempt from federal income taxes	6	7	7	19	23
Total securities	491	485	426	1,479	1,285
Other short-term investments - U.S. government-backed commercial paper	-	-	-	-	10
Deposits in banks	141	127	148	410	531
Deposits with the Federal Reserve and other central banks	10	15	6	35	34
Federal funds sold and securities purchased under resale agreements	6	7	10	20	24
Trading assets	20	17	11	50	36
Total interest revenue	875	862	829	2,620	2,653
Interest expense
Deposits	50	43	25	132	141
Borrowings from Federal Reserve related to ABCP	-	-	-	-	7
Federal funds purchased and securities sold under repurchase agreements	1	2	2	4	(1)
Other borrowed funds	18	21	8	53	30
Customer payables	1	2	2	4	5
Long-term debt	87	72	76	222	280
Total interest expense	157	140	113	415	462
Net interest revenue	$718	$722	$716	$2,205	$2,191

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	Sept. 30, 2010			June 30, 2010			Sept. 30, 2009
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$23	$7	$1	$22	$7	$1	$24	$5	$1
Interest cost	43	8	4	43	8	4	40	5	4
Expected return on assets	(76)	(10)	(2)	(76)	(9)	(2)	(74)	(7)	(2)
Other	14	3	1	14	2	2	(6)	2	2
Net periodic benefit cost (credit)	$4	$8	$4	$3	$8	$5	$(16)	$5	$5

Net periodic benefit cost (credit)	Nine months ended
	Sept. 30, 2010			Sept. 30, 2009
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$68	$21	$3	$72	$14	$3
Interest cost	129	23	11	118	15	12
Expected return on assets	(228)	(28)	(6)	(218)	(21)	(6)
Other	42	8	5	1	4	6
Net periodic benefit cost (credit)	$11	$24	$13	$(27)	$12	$15

78    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Note 11 – Restructuring charges

Global location strategy

As part of an ongoing effort to improve efficiency and develop a global operating model that provides the highest quality of service to our clients, BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving or eliminating over 2,300 positions. In the fourth quarter of 2009, we recorded a pre-tax restructuring charge of $139 million. We recorded additional charges of $16 million in the third quarter of 2010 and $12 million in the first nine months of 2010 associated with the global location strategy.

As of Sept. 30, 2010, we have moved or eliminated approximately 700 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

Workforce reduction program

In the fourth quarter of 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. We recorded a recovery of $1 million in the third quarter of 2010 and a recovery of $5 million in the first nine months of 2010 associated with the workforce reduction program.

We completed this program at June 30, 2010. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

The restructuring charges are recorded as a separate line item on the income statement. The following tables present the activity in the restructuring reserves through Sept. 30, 2010.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/other	Total
Original restructuring charge	$102	$37	$139
Additional charges/(recovery)	(7)	3	(4)
Utilization	(20)	(24)	(44)
Balance at June 30, 2010	$75	$16	$91
Additional charges/(recovery)	21	(5)	16
Utilization	(11)	-	(11)
Balance at Sept. 30, 2010	$85	$11	$96

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge	$166	$9	$5	$1	$181
Additional charges/(recovery)	-	(2)	(1)	10	7
Utilization	(136)	(7)	(4)	(11)	(158)
Balance at June 30, 2010	$30	$-	$-	$-	$30
Additional charges/(recovery)	(1)	-	-	-	(1)
Utilization	(6)	-	-	-	(6)
Balance at Sept. 30, 2010	$23	$-	$-	$-	$23

The restructuring charges are presented below by business. The charges were recorded in the Other business as these restructurings were corporate initiatives and not directly related to the operating performance of these businesses.

Global location strategy 2009 – restructuring charge by business (in millions)	3Q10	2Q10	3Q09	Total charges since inception
Asset management	$2	$(5)	N/A	$34
Asset servicing	7	3	N/A	47
Issuer services	-	(6)	N/A	12
Wealth management	-	1	N/A	10
Treasury services	5	2	N/A	14
Clearing services	6	(4)	N/A	9
Other (including shared services)	(4)	(2)	N/A	25
Total restructuring charges	$16	$(11)	N/A	$151

N/A – Not applicable.

BNY Mellon    79

Notes to Consolidated Financial Statements	(continued)

Workforce reduction program 2008 – restructuring charge by business
(in millions)	3Q10	2Q10	3Q09	Total charges since inception
Asset management	$-	$(4)	$-	$69
Asset servicing	-	-	-	30
Issuer services	(1)	-	1	12
Wealth management	-	-	-	13
Treasury services	-	-	4	10
Clearing services	-	-	-	6
Other (including shared services)	-	-	(10)	47
Total restructuring charges	$(1)	$(4)	$(5)	$187

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2010	Sept. 30, 2009
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.9	5.9
Credit for low-income housing investments	(1.9)	1.5
Tax-exempt income	(2.4)	1.6
Foreign operations	(4.8)	(0.8)
Tax settlements	-	4.1
Other – net	(0.1)	(0.3)
Effective rate	28.7%	47.0%

Our total uncertain tax positions as of Sept. 30, 2010 were $337 million compared with $345 million at June 30, 2010. If these uncertain tax positions were unnecessary, $337 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of Sept. 30, 2010 is accrued interest of $91 million. The additional tax expense related to interest for the three and nine months ended Sept. 30, 2010 was $5 million and $13 million, respectively. It is reasonably possible that the total uncertain tax positions could decrease during the next 12 months by up to $150 million due to completion of tax authority examinations.

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

80    BNY Mellon

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

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered QSPEs, and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17.

BNY Mellon has two securitizations and several CLOs, which are assessed for consolidation in accordance with ASU 2009-17.

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

The following table presents the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of Sept. 30, 2010 based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 at Sept. 30, 2010	Asset Management funds	Securitizations	Total consolidated investments
(in millions)
Available for sale	$-	$481	$481
Trading assets	14,149	-	14,149
Other assets	456	-	456
Total assets	$14,605	$481	$15,086
Trading liabilities	13,397	-	13,397
Other liabilities	1	410	411
Total liabilities	$13,398	$410	$13,808
Noncontrolling interests	$677	$-	$677

BNY Mellon voluntarily provided capital support agreements to certain VIEs. With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of Sept. 30, 2010, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in its consolidated financial statements.

BNY Mellon    81

Notes to Consolidated Financial Statements	(continued)

Non-consolidated VIEs at Sept. 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$38	$-	$38
Other	21	-	21
Total	$59	$-	$59

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

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at Sept. 30, 2010 and Dec. 31, 2009.

Credit supported VIEs at Sept. 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$13

Credit supported VIEs at Dec. 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$14	$40

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at Sept. 30, 2010 and Dec. 31, 2009.

Consolidated credit supported VIEs at Sept. 30, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$51	$-	$51
Other	-	129	48
Total	$51	$129	$99

Consolidated credit supported VIEs at Dec. 31, 2009
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$47	$-	$47
Other	-	190	46
Total	$47	$190	$93

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of Sept. 30, 2010, BNY Mellon recorded $129 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2009 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.15% to 5.75% at Sept. 30, 2010 and 0.05% to 6.27% at Dec. 31, 2009. The fair value information supplements

82    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

Summary of financial instruments
	Sept. 30, 2010		Dec. 31, 2009
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$60,293	$60,253	$56,302	$56,374
Securities	66,803	67,206	60,461	60,544
Trading assets	9,860	9,860	6,001	6,001
Loans and commitments	34,141	34,275	32,673	32,712
Derivatives used for ALM	906	906	422	422
Other financial assets	27,938	27,938	18,793	18,793
Total financial assets	199,941	200,438	$174,652	$174,846
Assets of discontinued operations	310	310	2,242	2,242
Assets of consolidated asset management funds – primarily trading	14,605	14,605	-	-
Non-financial assets	39,301		35,330
Total assets	$254,157		$212,224
Liabilities:
Noninterest-bearing deposits	$37,247	$37,247	$33,477	$33,477
Interest-bearing deposits	111,734	111,728	101,573	101,570
Payables to customers and broker-dealers	10,895	10,895	10,721	10,721
Borrowings	5,730	5,730	3,922	3,922
Long-term debt	16,720	17,464	17,234	17,110
Trading liabilities	10,102	10,102	6,396	6,396
Derivatives used for ALM	54	54	71	71
Total financial liabilities	$192,482	$193,220	$173,394	$173,267
Liabilities of discontinued operations	-	-	1,608	1,608
Liabilities of consolidated asset management funds – primarily trading	13,398	13,398	-	-
Non-financial liabilities	15,386		8,219
Total liabilities	$221,266		$183,221

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value

BNY Mellon    83

Notes to Consolidated Financial Statements	(continued)

(unrealized gain (loss)) of the derivatives that were linked to these items:

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At Sept. 30, 2010:
Securities held-for-sale	$1,931	$2,228	$-	$(51)
Deposits	28	25	2	-
Long-term debt	12,584	11,467	904	(3)
At Dec. 31, 2009:
Loans	$1	$1	$-	$-
Securities held-for-sale	216	211	-	(12)
Deposits	26	25	-	(4)
Long-term debt	12,378	11,599	422	(55)

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

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. Then, to arrive at a fair value that incorporates counterparty credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using BNY Mellon’s own credit spreads, as implied by the credit default swap market. Accordingly, the valuation of our derivative position is sensitive to the current changes in our own credit spreads as well as those of our counterparties.

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

84    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

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

BNY Mellon    85

Notes to Consolidated Financial Statements	(continued)

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

In addition, we have significant investments in more actively traded agency RMBS and the pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers. The pricing sources receive their daily observed trade price and other information feeds from the inter-dealer brokers.

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

At Sept. 30, 2010, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Seed capital

In our Asset Management business we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets, depending on the nature of the investment. When applicable, we value seed capital based on the published net asset value (“NAV”) of the fund. We include funds in which ownership interests in the fund are publicly-traded in an active market and institutional funds in which investors trade in and out daily in Level 1 of the valuation hierarchy. We

86    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

Private equity investments

Our Other business includes holdings of nonpublic private equity investment through funds managed by third party investment managers and, to a lesser extent, direct investment in private equities. Nonpublic private equity investments generally lack quoted market prices, are less liquid and may be long term; accordingly, we must apply significant judgment in determining their fair value. We value private equity investments initially based upon the transaction price which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers.

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2010 and Dec. 31, 2009, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. For the nine months ended Sept. 30, 2010, there were no transfers between Level 1 and Level 2.

BNY Mellon    87

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2010						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$8,852	$-	$-	$-		$8,852
U.S. government agencies	-	1,206	-	-		1,206
State and political subdivisions	-	523	10	-		533
Agency RMBS	-	19,201	-	-		19,201
Alt-A RMBS	-	486	-	-		486
Prime RMBS	-	1,324	-	-		1,324
Subprime RMBS	-	499	-	-		499
Other RMBS	-	1,445	-	-		1,445
Commercial MBS	-	2,726	-	-		2,726
Asset-backed CLOs	-	252	-	-		252
Other asset-backed securities	-	539	-	-		539
Equity securities (b)	511	693	-	-		1,204
Sovereign debt	-	8,847	-	-		8,847
Foreign covered bonds	2,522	501	-	-		3,023
Other debt securities (b)	109	3,329	56	-		3,494
Grantor Trust – Alt-A RMBS	-	2,543	-	-		2,543
Grantor Trust – Prime RMBS	-	1,909	-	-		1,909
Grantor Trust – Subprime RMBS	-	155	-	-		155
Total available-for-sale	11,994	46,178	66	-		58,238
Trading assets:
Debt and equity instruments (c)	1,905	1,096	20	-		3,021
Derivative assets:
Interest rate	416	21,077	70	N/A
Foreign exchange	6,802	56	-	N/A
Equity	88	365	2	N/A
Other	-	1	-	N/A
Total derivative assets	7,306	21,499	72	(22,038	) (f)	6,839
Total trading assets	9,211	22,595	92	(22,038)		9,860
Loans	-	9	8	-		17
Other assets (d)	158	1,052	112	-		1,322
Subtotal assets of operations at fair value	$21,363	$69,834	$278	$(22,038)		$69,437
Percent of assets prior to netting	23.4%	76.3%	0.3%
Assets of consolidated asset management funds:
Trading assets	246	13,903	-	-		14,149
Other assets	317	139	-	-		456
Total assets of consolidated asset management funds	563	14,042	-	-		14,605
Total assets	$21,926	$83,876	$278	$(22,038)		$84,042
Percent of assets prior to netting	20.7%	79.0%	0.3%
Trading liabilities:
Debt and equity instruments	$1,787	$593	$-	$-		$2,380
Derivative liabilities:
Interest rate	-	21,887	171	N/A
Foreign exchange	6,824	30	-	N/A
Equity	55	240	50	N/A
Other	-	3	-	N/A
Total derivative liabilities	6,879	22,160	221	(21,538	) (f)	7,722
Total trading liabilities	8,666	22,753	221	(21,538)		10,102
Long-term debt	-	293	-	-		293
Other liabilities (e)	2	711	2	-		715
Subtotal liabilities at fair value	$8,668	$23,757	$223	$(21,538)		$11,110
Percent of liabilities prior to netting	26.5%	72.8%	0.7%
Liabilities of consolidated asset management funds:
Trading liabilities	-	13,397	-	-		13,397
Other liabilities	1	-	-	-		1
Total liabilities of consolidated asset management funds	1	13,397	-	-		13,398
Total liabilities	$8,669	$37,154	$223	$(21,538)		$24,508
Percent of liabilities prior to netting	18.8%	80.7%	0.5%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(f)	Netting cannot be disaggregated by product.

88    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Details of certain items measured at fair value on a recurring basis at Sept. 30, 2010 (dollar amounts in millions)	Total carrying value (a)		Ratings
			AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2007	$1		-%	-%	-%	100%
2006	195		-	-	-	100
2005	214		-	-	-	100
2004 and earlier	76		71	25	4	-
Total Alt-A RMBS	$486		11%	4%	1%	84%
Prime RMBS, originated in:
2007	$282		49%	28%	7%	16%
2006	175		-	39	-	61
2005	337		36	-	13	51
2004 and earlier	530		80	11	6	3
Total prime RMBS	$1,324		52%	16%	7%	25%
Subprime RMBS, originated in:
2007	$6		-%	-%	100%	-%
2005	91		26	12	13	49
2004 and earlier	402		74	13	5	8
Total subprime RMBS	$499		64%	13%	7%	16%
Commercial MBS - Domestic, originated in:
2007	$686		84%	8%	8%	-%
2006	617		87	9	-	4
2005	500		100	-	-	-
2004 and earlier	558		100	-	-	-
Total commercial MBS - Domestic	$2,361		92%	5%	2%	1%
European Floating Rate Notes:
United Kingdom	$874		99%	1%	-%	-%
Netherlands	152		78	22	-	-
Other	697		64	36	-	-
Total European Floating Rate Notes	$1,723		83%	17%	-%	-%
Sovereign debt:
United Kingdom	$3,320		100%	-%	-%	-%
Germany	3,133		100	-	-	-
France	1,920		100	-	-	-
Netherlands	455		100	-	-	-
Other	19		90	10	-	-
Total sovereign debt	$8,847		100%	-%	-%	-%
Foreign covered bonds:
Germany	$2,522	(a)	97%	3%	-%	-%
Canada	501		100	-	-	-
Total foreign covered bonds	$3,023		97%	3%	-%	-%
Grantor Trust:
Alt-A RMBS, originated in:
2007	$795		-%	-%	-%	100%
2006	670		-	-	-	100
2005	830		2	-	6	92
2004 and earlier	248		22	45	20	13
Total Grantor Trust-Alt-A RMBS	$2,543		3%	4%	4%	89%
Prime RMBS, originated in:
2007	$710		-%	-%	-%	100%
2006	449		-	-	3	97
2005	705		1	5	1	93
2004 and earlier	45		51	45	-	4
Total Grantor Trust-Prime RMBS	$1,909		2%	3%	1%	94%
Subprime RMBS, originated in:
2007	$14		-%	-%	-%	100%
2006	86		-	-	-	100
2005	13		-	-	-	100
2004 and earlier	42		51	-	-	49
Total Grantor Trust-Subprime RMBS	$155		14%	-%	-%	86%

(a)	At Sept. 30, 2010, the German foreign covered bonds are considered Level 1 in the valuation heirarchy. All other assets in this table are considered Level 2 assets in the valuation hierarchy.

BNY Mellon    89

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2009 (dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$6,378	$-	$-	$-	$6,378
U.S. government agencies	-	1,260	-	-	1,260
State and political subdivisions	-	520	-	-	520
Agency RMBS	-	18,455	-	-	18,455
Alt-A RMBS	-	537	-	-	537
Prime RMBS	-	1,512	-	-	1,512
Subprime RMBS	-	447	-	-	447
Other RMBS	-	1,770	-	-	1,770
Commercial MBS	-	2,590	-	-	2,590
Asset-backed CLOs	-	383	6	-	389
Other asset-backed securities	-	836	-	-	836
Equity securities (b)	461	860	-	-	1,321
Other debt securities (b)	76	11,331	50	-	11,457
Grantor Trust Class B certificates	-	4,160	-	-	4,160
Total available-for-sale	6,915	44,661	56	-	51,632
Trading assets:
Debt and equity instruments (c)	524	745	170	-	1,439
Derivative assets	2,779	14,317	146	(12,680)	4,562
Total trading assets	3,303	15,062	316	(12,680)	6,001
Loans	2	12	25	-	39
Other assets (d)	14	685	164	-	863
Total assets at fair value	$10,234	$60,420	$561	$(12,680)	$58,535
Percent of assets prior to netting	14.4%	84.8%	0.8%
Trading liabilities:
Debt and equity instruments	$442	$752	$-	$-	$1,194
Derivative liabilities	2,850	14,671	92	(12,411)	5,202
Total trading liabilities	3,292	15,423	92	(12,411)	6,396
Other liabilities (e)	2	605	3	-	610
Total liabilities at fair value	$3,294	$16,028	$95	$(12,411)	$7,006
Percent of liabilities prior to netting	17.0%	82.5%	0.5%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Includes loans classified as trading assets and certain interests in securitizations.
(d)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(e)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

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

90    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs three months ended Sept. 30, 2010					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3		Fair value Sept. 30, 2010	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2010
	Fair value June 30, 2010	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
State and political subdivisions	$9	$-		$1	$-	$-		$10	$1
Other debt securities	49	-		-	2	5		56	-
Total available-for-sale	58	-	(a)	1	2	5		66	1
Trading assets:
Debt and equity instruments	20	-	(b)	-	-	-		20	-
Derivative assets:
Interest rate	83	(13)		-	-	-		70	(13)
Equity	3	(1)		-	-	-		2	(1)
Total derivative assets	86	(14	) (b)	-	-	-		72	(14)
Total trading assets	106	(14)		-	-	-		92	(14)
Loans	8	-		-	-	-		8	-
Other assets	109	4	(c)	-	-	(1)		112	-
Total assets	$281	$(10)		$1	$2	$4	(d)	$278	$(13)
Derivative liabilities:
Interest rate	$(124)	$(39)		$-	$(9)	$1		$(171)	$(39)
Equity	(50)	1		-	(1)	-		(50)	1
Total derivative liabilities	(174)	(38	) (b)	-	(10)	1		(221)	(38)
Other liabilities	(2)	-		-	-	-		(2)	-
Total liabilities	$(176)	$(38)		$-	$(10)	$1		$(223)	$(38)

Fair value measurements using significant unobservable inputs three months ended Sept. 30, 2009						Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2009	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2009
	Fair value June 30, 2009	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$91	$-		$-		$-	$(91)	$-	$-
Prime RMBS	590	-		-		-	(590)	-	-
Subprime RMBS	469	-		-		-	(469)	-	-
Commercial MBS	478	-		-		-	(478)	-	-
Asset-backed CDOs	6	-		(2)		-	-	4	(2)
Other asset-backed securities	10	-		-		-	(10)	-	-
Equity securities	16	-		-		-	(16)	-	-
Other debt securities	152	-		-		(1)	(106)	45	-
Total available-for-sale	1,812	-		(2	) (a)	(1)	(1,760)	49	(2)
Trading assets:
Debt and equity instruments	221	(6)		-		(20)	(25)	170	3
Derivative assets	145	(7)		5		(3)	-	140	-
Total trading assets	366	(13	) (b)	5		(23)	(25)	310	3
Loans	-	-		-		-	31	31	-
Other assets	162	5	(c)	-		4	(1)	170	-
Total assets	$2,340	$(8)		$3		$(20)	$(1,755)	$560	$1
Trading liabilities:
Derivative liabilities	$(90)	$2	(b)	$(26)		$-	$-	$(114)	$-
Other liabilities	(3)	2	(c)	-		-	(2)	(3)	(2)
Total liabilities	$(93)	$4		$(26)		$-	$(2)	$(117)	$(2)

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with ASC 810.

BNY Mellon    91

Notes to Consolidated Financial Statements	(continued)

Fair value measurements using significant unobservable inputs nine months ended Sept. 30, 2010					Purchases, issuances and settlements, net	Transfers in/(out) of Level 3		Fair value Sept. 30, 2010	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2010
	Fair value Dec. 31, 2009	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
State and political subdivisions	$-	$-		$1	$-	$9		$10	$1
Asset-backed CLOs	6	-		-	-	(6)		-	-
Other debt securities	50	-		-	10	(4)		56	-
Total available-for-sale	56	-	(a)	1	10	(1)		66	1
Trading assets:
Debt and equity instruments	170	(1	) (b)	-	4	(153)		20	-
Derivative assets:
Interest rate	121	(52)		-	-	1		70	(54)
Equity	25	(23)		-	-	-		2	(24)
Total derivative assets	146	(75	) (b)	-	-	1		72	(78)
Total trading assets	316	(76)		-	4	(152)		92	(78)
Loans	25	2	(c)	-	(18)	(1)		8	-
Other assets	164	9	(c)	-	(1)	(60)		112	-
Total assets	$561	$(65)		$1	$(5)	$(214	) (d)	$278	$(77)
Derivative liabilities:
Interest rate	$(54)	$(109)		$-	$(9)	$1		$(171)	$(108)
Equity	(38)	(11)		-	(1)	-		(50)	(1)
Total derivative liabilities	(92)	(120	) (b)	-	(10)	1		(221)	(109)
Other liabilities	(3)	1	(c)	-	-	-		(2)	-
Total liabilities	$(95)	$(119)		$-	$(10)	$1		$(223)	$(109)

Fair value measurements using significant unobservable inputs nine months ended Sept. 30, 2009						Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Sept. 30, 2009	Change in unrealized gains and (losses) related to instruments held at Sept. 30, 2009
	Fair value Dec. 31, 2008	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Alt-A RMBS	$-	$(1)		$(15)		$(22)	$38	$-	$-
Prime RMBS	-	(2)		(65)		(113)	180	-	-
Subprime RMBS	-	-		(41)		(22)	63	-	-
Commercial MBS	-	-		(19)		4	15	-	-
Asset-backed CDOs	22	(76)		58		-	-	4	(2)
Other asset-backed securities	17	-		1		-	(18)	-	-
Equity securities	13	-		2		1	(16)	-	-
Other debt securities	357	(99)		(7)		(19)	(187)	45	-
Total available-for-sale	409	(178	) (a)	(86	) (a)	(171)	75	49	(2)
Trading assets:
Debt and equity instruments	20	6		(2)		(20)	166	170	3
Derivative assets	83	29		12		(1)	17	140	-
Total trading assets	103	35	(b)	10		(21)	183	310	3
Loans	-	-		-		-	31	31	-
Other assets	200	(38	) (c)	-		11	(3)	170	-
Total assets	$712	$(181)		$(76)		$(181)	$286	$560	$1
Trading liabilities:
Derivative liabilities	$(149)	$55	(b)	$(24)		$-	$4	$(114)	$-
Other liabilities	-	(6	) (c)	-		-	3	(3)	(2)
Total liabilities	$(149)	$49		$(24)		$-	$7	$(117)	$(2)

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with ASC 810.

92    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at Sept. 30, 2010 and Dec. 31, 2009, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2010 and Dec. 31, 2009.

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2010 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$171	$57	$228
Other assets (b)	-	8	-	8
Total assets at fair value on a nonrecurring basis	$-	$179	$57	$236

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2009 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$298	$91	$389
Other assets (b)	-	4	-	4
Total assets at fair value on a nonrecurring basis	$-	$302	$91	$393

(a)	During the quarters ended Sept. 30, 2010 and December 31, 2009, the fair value of these loans was reduced $11 million and $18 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	The fair value of Other assets received in satisfaction of debt was reduced by $5 million in the third quarter of 2010 and was reduced by less than $1 million in the fourth quarter of 2009, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

On Jan. 1, 2010, we adopted SFAS No. 167, “Amendments to FASB interpretation No. 46(R)” (Topic 810) issued by the Financial Accounting Standards Board (“FASB”). In accordance with the guidance included in ASC 810, we consolidated assets of consolidated asset management funds. The following table presents the assets and liabilities, by type, of consolidated asset management funds. We recorded these assets and liabilities at fair value and they are classified as trading assets and liabilities.

Assets and liabilities of consolidated asset management funds, at fair value (in millions)	Sept. 30, 2010	Dec. 31, 2009
Assets of consolidated asset management funds:
Trading assets	$14,149	$-
Other assets	456	-
Total assets of consolidated asset management funds	$14,605	$-
Liabilities of consolidated asset management funds:
Trading liabilities	$13,397	$-
Other liabilities	1	-
Total liabilities of consolidated asset management funds	$13,398	$-
Noncontrolling interests of consolidated asset management funds	$677	$-

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Accordingly, mark-to-market best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the

BNY Mellon    93

Notes to Consolidated Financial Statements	(continued)

income statement as investment income of consolidated asset management funds.

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At Sept. 30, 2010, the fair value of this long-term debt was $293 million. We have also elected the fair value option on approximately $120 million of unfunded lending related commitments. The following table presents the changes in fair value of these unfunded lending related commitments and long-term debt included in foreign exchange and other trading revenue in the consolidated income statement for the three and nine months ended Sept. 30, 2010 and 2009.

Foreign exchange and other trading revenue
	Quarter ended		Nine months ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Loans	$-	$1	$-	$3
Long-term debt (a)	(17)	-	(53)	-

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820 hierarchy. The fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million at Sept. 30, 2010 and Dec. 31, 2009 and is included in other liabilities.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Counterparty default losses were $36 million in the third quarter of 2010. There were $2 million of counterparty default losses in the third quarter of 2009.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of investment securities held for sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The securities hedged consist of sovereign debt, U.S. Treasury bonds and asset-backed securities, that generally had weighted average lives of 10 years or less at initial purchase. The asset-backed securities are callable six months prior to maturity. The swaps on the asset-backed securities are callable six months prior to maturity. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of the same maturity, repricing and fixed rate coupon. At Sept. 30, 2010, $1.9 billion of securities were hedged with interest rate swaps that had notional values of $2.2 billion.

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

94    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

At Sept. 30, 2010, $11.5 billion of debt was hedged with interest rate swaps that had notional values of $11.5 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2010, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $151 million (notional), with $1 million of pre-tax losses recorded in other comprehensive income. These losses will be reclassified to income or expense over the next nine months.

We also use forward foreign exchange contracts with original maturities of 12 months or less to hedge our Euro, Japanese Yen, Canadian Dollar and Indian Rupee foreign exchange exposure with respect to forecasted foreign currency net revenue where we cannot elect hedge accounting. At Sept. 30, 2010, these economic hedges had a U.S. dollar equivalent notional value of $142 million, with $10 million of pre-tax losses in the first nine months of 2010 from those forward foreign exchange contract hedges recorded in foreign exchange and other trading revenue.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of these forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2010, forward foreign exchange contracts with notional amounts totaling $4.6 billion were designated as hedges.

In addition to forward foreign exchange contracts we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long- term liabilities of BNY Mellon in various currencies and at Sept. 30, 2010 had a combined U.S. dollar equivalent value of $862 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2010	Sept. 30, 2009
Fair value hedge of loans	$(0.1)	$(0.1)
Fair value hedge of securities	(3.5)	0.1
Fair value hedge of deposits and long-term debt	8.4	15.0
Cash flow hedges	0.1	0.0
Other (a)	(0.1)	0.1
Total	$4.8	$15.1

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2010 and Dec. 31, 2009.

BNY Mellon    95

Notes to Consolidated Financial Statements	(continued)

Impact of derivative instruments on the balance sheet	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments (b):
Interest rate contracts	$13,720	$11,836	$906	$408	$54	$106
Foreign exchange contracts	4,800	3,645	2	-	197	97
Total derivatives designated as hedging instruments			$908	$408	$251	$203
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,208,675	$1,030,847	$21,563	$13,620	$22,058	$14,084
Equity contracts	7,399	7,710	455	483	345	570
Credit contracts	751	806	1	3	3	6
Foreign exchange contracts	378,417	259,402	6,858	3,136	6,854	2,953
Total derivatives not designated as hedging instruments			$28,877	$17,242	$29,260	$17,613
Total derivatives fair value (d)			$29,785	$17,650	$29,511	$17,816
Effect of master netting agreements			(22,038)	(12,680)	(21,538)	(12,411)
Fair value after effect of master netting agreements			$7,747	$4,970	$7,973	$5,405

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $945 million and $445 million, respectively at Sept. 30, 2010 and $429 million and $160 million, respectively at Dec. 31, 2009.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At Sept. 30, 2010, approximately $519 billion (notional) of interest rate contracts will mature within one year, $445 billion between one and five years, and $258 billion after five years. At

Sept. 30, 2010, approximately $369 billion (notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and $6 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives Quarter ended		Location of gain or (loss) recognized in income on hedged item	Amount of gain or (loss) recognized in hedged item Quarter ended
		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
Interest rate contracts	Net interest revenue	$132	$145	Net interest revenue	$(138)	$(132)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
Interest rate contracts	$-	$-	Net interest revenue	$-	$-	Net interest revenue	$-	$-
FX contracts	(6)	(3)	Other revenue	5	(1)	Other revenue	-	-
Total	$(6)	$(3)		$5	$(1)		$-	$-

96    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
FX contracts	$(223)	$(78)	Net interest revenue	$-	$-	Other revenue	$-	$-

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives Nine months ended		Location of gain or (loss) recognized in income on hedged item	Amount of gain or (loss) recognized in hedged item Nine months ended
		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
Interest rate contracts	Net interest revenue	$542	$(212)	Net interest revenue	$(537)	$227

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
Interest rate contracts	$-	$-	Net interest revenue	$-	$26	Net interest revenue	$-	$-
FX contracts	6	(3)	Other revenue	7	8	Other revenue	0.1	-
Total	$6	$(3)		$7	$34		$0.1	$-

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009		Sept. 30, 2010	Sept. 30, 2009
FX contracts	$(86)	$(283)	Net interest revenue	$-	$-	Other revenue	$(0.1)	$0.1

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

As the VAR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process

BNY Mellon    97

Notes to Consolidated Financial Statements	(continued)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q10	2Q10	3Q09	2010	2009
Foreign exchange	$160	$246	$191	$581	$650
Fixed income	(7)	(32)	76	41	188
Credit derivatives (a)	(6)	4	(27)	(4)	(73)
Other	(1)	2	6	10	25
Total	$146	$220	$246	$628	$790

(a)	Used as economic hedges of loans.

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

Collateral requirements are determined after a comprehensive review of the credit quality of each counterparty. Collateral is generally held or pledged in the form of cash or highly liquid government securities. Collateral requirements are monitored and adjusted daily.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2010 for three key ratings triggers.

If the BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value) (a)
A3/A-	$787 million
Baa2/BBB	$1,271 million
Bal/BB+	$2,449 million

(a)	The change between rating categories is incremental, not cumulative.

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on Sept. 30, 2010, existing collateral arrangements would have required us to post an additional $1,042 million of collateral.

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

98    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

credit exposure at Sept. 30, 2010 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	Sept. 30, 2010
	Loans	Unfunded exposure	Total exposure
Securities industry	$4.3	$2.5	$6.8
Banks	3.9	2.4	6.3
Insurance	0.2	5.0	5.2
Asset managers	0.8	2.9	3.7
Government	0.1	2.4	2.5
Other	0.2	1.9	2.1
Total	$9.5	$17.1	$26.6

Commercial portfolio exposure (in billions)	Sept. 30, 2010
	Loans	Unfunded exposure	Total exposure
Services and other	$0.9	$5.9	$6.8
Manufacturing	0.5	5.9	6.4
Energy and utilities	0.4	5.8	6.2
Media and telecom	0.2	1.8	2.0
Total	$2.0	$19.4	$21.4

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit risks, net of participations, at Sept. 30, 2010 and Dec. 31, 2009 follows:

Off-balance sheet credit risks (in millions)	Sept. 30, 2010	Dec 31, 2009
Lending commitments (a)	$29,530	$32,454
Standby letters of credit (b)	9,483	11,359
Commercial letters of credit	636	789
Securities lending indemnifications	279,737	247,560
Support agreements	111	86

(a)	Net of participations totaling $287 million at Sept. 30, 2010 and $541 million at Dec. 31, 2009.
(b)	Net of participations totaling $1.9 billion at Sept. 30, 2010 and $2.2 billion at Dec. 31, 2009.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $11.5 billion less than one year; $17.8 billion in one to five years, and $0.2 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $9.5 billion at Sept. 30, 2010 and $11.4 billion at Dec. 31, 2009 and includes $984 million and $1.0 billion that were collateralized with cash and securities at Sept. 30, 2010 and Dec. 31, 2009, respectively. At Sept. 30, 2010, approximately $7.1 billion of the SBLCs will expire within one year and the remaining $2.4 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for unfunded commitments. The allowance for lending related commitments was $74 million at Sept. 30, 2010 and $125 million at Dec. 31, 2009.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2010	Dec 31, 2009
Investment grade	88%	83%
Noninvestment grade	12%	17%

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

BNY Mellon    99

Notes to Consolidated Financial Statements	(continued)

We generally require the borrower to provide 102% cash collateral which is monitored on a daily basis, thus reducing credit risk. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $288 billion at Sept. 30, 2010 and $254 billion at Dec. 31, 2009.

Our potential exposure to support agreements was approximately $111 million at Sept. 30, 2010 compared with $86 million at Dec. 31, 2009. Potential support agreement exposure is determined based on the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities, as well as other client support agreements.

Trust and transfer agent activities

BNY Mellon maintains several escrow accounts in which deposits are received from clients in connection with corporate trust and dividend and interest payment services. Since BNY Mellon acts only as a transfer and trust agent for these funds, neither the assets nor the corresponding liability are included in these financial statements. In connection with the performance of these services, BNY Mellon invests such funds in interest earning investments solely in an agency capacity. The interest earned is recognized in the financial statements as interest income. Customer balances maintained in an agency capacity and not reflected on BNY Mellon’s balance sheets totaled approximately $251 million at Sept. 30, 2010 and $1.4 billion at Dec. 31, 2009. In addition, as a result of the GIS acquisition, our clients maintain approximately $4.5 billion of custody cash on deposit with other institutions. Revenue generated from these balances is included in other revenue on the income statement. These deposits are expected to transition to BNY Mellon by the end of 2011.

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

100    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

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

As previously disclosed, The Bank of New York Mellon filed a proof of claim on Jan. 18, 2008, in the Chapter 11 bankruptcy of Sentinel Management Group, Inc. (“Sentinel”) in federal court in Illinois seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages against The Bank of New York Mellon for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using them as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the Trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured, and not subject to equitable subordination.

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

As previously disclosed, BNY Mellon is required to file information and withholding tax returns with the IRS for its various business lines. In 2007, we discovered certain inconsistencies in supporting documentation and records for BNY Mellon’s corporate trust business and other business lines, and initiated an extensive company-wide review. We self-disclosed this matter to the IRS on a voluntary basis and we continue to cooperate with the IRS in its review of this matter.

As previously disclosed, in 2001 we entered into a transaction that involved the payment of U.K. corporate income taxes that were credited against our U.S. corporate income tax liability. On Aug. 17, 2009, we received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years related to this transaction. The total exposure on this transaction for all years (2001-2006) is approximately $900 million, including interest. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. A final decision is not expected before late 2011.

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

As previously disclosed, BNY Mellon Capital Markets LLC entered into a letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. (“FINRA”) relating to the sale of ARS in April 2009. Two institutional customers not included in the FINRA settlement filed lawsuits in February and April 2009 in state courts in Texas and California and one such customer filed an arbitration proceeding in December 2008, alleging misrepresentations and omissions in the sale of ARS.

As previously disclosed, BNY Mellon became aware of circumstances suggesting that employees of Mellon Securities LLC (“Mellon Securities”), which executed orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to

BNY Mellon    101

Notes to Consolidated Financial Statements	(continued)

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

As previously disclosed, a number of participants in the securities lending program, which is associated with BNY Mellon’s asset servicing business, have filed or threatened lawsuits against BNY Mellon or its affiliates. The lawsuits were filed on various dates from 2008 to 2010, and are currently pending in federal courts in Oklahoma, New York, Washington and California. The participants allege that they have incurred losses, including losses related to investments in Sigma Finance Inc. and Lehman Brothers Holdings, Inc., and seek damages as to those losses. Two such pending cases seek to proceed as a class action. The participants assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty.

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

The New York State Attorney General investigated these relationships and commenced a civil lawsuit against Ivy and two of its former officers on May 11, 2010 in New York state court. The lawsuit alleges that the defendants purportedly did not disclose certain material facts about Madoff and seeks to enjoin defendants from engaging in similar conduct. The complaint also seeks an accounting of compensation received from January 1997 to the present by the defendants in connection with the conduct described in the complaint, seeks restitution, disgorgement and damages, together with costs and attorneys’ fees.

The U.S. Department of Labor also commenced a civil lawsuit against Ivy, two of its former officers, and others on Oct. 21, 2010 in New York federal court. The lawsuit alleges that Ivy violated the Employee Retirement Income Security Act (ERISA) by failing to disclose certain material facts about Madoff to funds-of-funds with employee benefit plan investors. The complaint seeks disgorgement and damages, and a bar on Ivy acting as fiduciary for employee benefit plans covered by ERISA.

Ivy or its affiliates have been named in a number of civil lawsuits filed from 2008 to 2010 relating to certain investment funds that invested with Madoff. Ivy acted as a sub-advisor to the managers of some of those funds. Plaintiffs allege that the funds suffered losses in connection with the Madoff investments. Plaintiffs assert various causes of action including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds. Most of the cases have been consolidated in two actions in federal court in New York. Cases also have been filed in New York state court.

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of putative class actions and non-class actions brought by numerous plaintiffs, in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation (“Medical Capital”). The actions, filed in late 2009 and currently pending in federal court in California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. In a separate action filed in the same court in July 2009, the SEC has alleged that Medical Capital, along with certain of its affiliates and principals, engaged in securities fraud. The court ordered the appointment of a permanent receiver over Medical Capital.

As previously disclosed, beginning in December 2009, certain governmental authorities requested information or served subpoenas on BNY Mellon, seeking information relating to foreign exchange trades executed in connection with custody services BNY Mellon provides to certain governmental entities and public pension plans. BNY Mellon is cooperating with these inquiries.

As previously disclosed, BNY Mellon subsidiary Pershing LLC (“Pershing”) has been named as a defendant in more than 90 lawsuits filed in

102    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

Germany. The plaintiffs are investors who maintained accounts at German broker-dealers. The plaintiffs allege that Pershing, which had a contractual relationship with the broker-dealers through which the broker-dealers executed options transactions on behalf of the broker-dealers’ clients, should be held liable for the tortious acts of the broker-dealers. Plaintiffs seek to recover their investment losses, interest, and statutory attorney’s fees and costs. On March 9, 2010, the German Federal Supreme Court ruled in the plaintiff’s favor in one of these cases, and held Pershing liable for a German broker-dealer’s tortious acts. Pershing has appealed to the German Constitutional Court.

In an action filed in New York state court on Sept. 14, 2010, plaintiffs, certain holders of debt issued by Basell AF in 2005, allege that The Bank of New York Mellon, as indenture trustee, breached its contractual and fiduciary obligations by executing an intercreditor agreement in 2007 in connection with Basell’s acquisition of Lyondell Chemical Company. Plaintiffs are seeking damages for their alleged losses as a result of the 2007 intercreditor agreement.

Note 19 – Review of businesses

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made.

The accounting policies of the businesses are the same as those described in Note 1 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the business results.

For additional information on our businesses, see Note 28 to the Consolidated Financial Statements in BNY Mellon’s 2009 Annual Report on Form 10-K.

The following consolidating schedules show the contribution of our businesses to our overall profitability. Businesses are reported on a continuing operations basis for all periods presented.

For the quarter ended Sept. 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$665	(a)	$144	$809	$989	$399	$293	$214	$1,895	$13	$2,717	(a)
Net interest revenue	(1)		58	57	215	204	90	148	657	4	718
Total revenue	664		202	866	1,204	603	383	362	2,552	17	3,435
Provision for credit losses	-		-	-	-	-	-	-	-	(22)	(22)
Noninterest expense	546		149	695	902	325	287	194	1,708	208	2,611
Income before taxes	$118	(a)	$53	$171	$302	$278	$96	$168	$844	$(169)	$846	(a)
Pre-tax operating margin (b)	18%		26%	20%	25%	46%	25%	47%	33%	N/M	24%
Average assets	$27,389		$10,806	$38,195	$69,026	$48,451	$21,456	$25,748	$164,681	$37,202	$240,078	(c)

(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 includes income from consolidated asset management funds of $37 million net of a loss attributable to noncontrolling interests of $12 million. The net of these income statement line items of $49 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.

N/M - Not meaningful.

BNY Mellon    103

Notes to Consolidated Financial Statements	(continued)

For the quarter ended June 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$621	(a)	$147	$768	$906	$380	$276	$196	$1,758	$61	$2,587	(a)
Net interest revenue	1		56	57	216	216	93	161	686	(21)	722
Total revenue	622		203	825	1,122	596	369	357	2,444	40	3,309
Provision for credit losses	-		-	-	-	-	-	-	-	20	20
Noninterest expense	501		154	655	786	339	277	193	1,595	66	2,316
Income before taxes	$121	(a)	$49	$170	$336	$257	$92	$164	$849	$(46)	$973	(a)
Pre-tax operating margin (b)	19%		24%	21%	30%	43%	25%	46%	35%	N/M	29%
Average assets	$24,895		$10,399	$35,294	$62,940	$48,938	$21,550	$26,485	$159,913	$33,374	$228,581	(c)

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 includes income from consolidated asset management funds of $65 million net of income attributable to noncontrolling interests of $33 million. The net of these income statement line items of $32 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M - Not meaningful.

For the quarter ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total Continuing Operations
Fee and other revenue	$585	$146	$731	$845	$389	$291	$206	$1,731	$(4,685)	$(2,223)
Net interest revenue	7	49	56	229	180	81	149	639	21	716
Total revenue	592	195	787	1,074	569	372	355	2,370	(4,664)	(1,507)
Provision for credit losses	-	-	-	-	-	-	-	-	147	147
Noninterest expense	493	147	640	735	324	251	186	1,496	175	2,311
Income before taxes	$99	$48	$147	$339	$245	$121	$169	$874	$(4,986)	$(3,965)
Pre-tax operating margin (a)	17%	25%	19%	32%	43%	33%	48%	37%	N/M	N/M
Average assets	$12,424	$9,122	$21,546	$59,914	$47,975	$17,827	$24,223	$149,939	$32,224	$203,709 (b)

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,077 million for the third quarter of 2009, consolidated average assets were $205,786 million.

N/M - Not meaningful.

For the nine months ended Sept. 30, 2010
(dollar amounts in millions)	Asset Management		Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total continuing operations
Fee and other revenue	$1,915	(a)	$437	$2,352	$2,693	$1,137	$840	$635	$5,305	$217	$7,874	(a)
Net interest revenue	-		169	169	641	672	278	485	2,076	(40)	2,205
Total revenue	1,915		606	2,521	3,334	1,809	1,118	1,120	7,381	177	10,079
Provision for credit losses	-		-	-	-	-	-	-	-	33	33
Noninterest expense	1,530		448	1,978	2,411	988	825	575	4,799	590	7,367
Income before taxes	$385	(a)	$158	$543	$923	$821	$293	$545	$2,582	$(446)	$2,679	(a)
Pre-tax operating margin (b)	20%		26%	22%	28%	45%	26%	49%	35%	N/M	27%
Average assets	$25,832		$10,313	$36,145	$63,924	$50,059	$21,119	$26,313	$161,415	$33,556	$231,116	(c)

(a)	Total fee and other revenue and income before taxes for the first nine months of 2010 includes income from consolidated asset management funds of $167 million and net of income attributable to noncontrolling interests of $45 million. The net of these income statement line items of $122 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $466 million for the nine months ended Sept. 30, 2010, consolidated average assets were $231,582 million.

N/M - Not meaningful.

104    BNY Mellon

Notes to Consolidated Financial Statements	(continued)

For the nine months ended Sept. 30, 2009
(dollar amounts in millions)	Asset Management	Wealth Management	Total Asset and Wealth Management Group	Asset Servicing	Issuer Services	Clearing Services	Treasury Services	Total Institutional Services Group	Other Business	Total Continuing Operations
Fee and other revenue	$1,585	$427	$2,012	$2,590	$1,207	$926	$613	$5,336	$(5,186)	$2,162
Net interest revenue	29	148	177	689	565	250	465	1,969	45	2,191
Total revenue	1,614	575	2,189	3,279	1,772	1,176	1,078	7,305	(5,141)	4,353
Provision for credit losses	-	-	-	-	-	-	-	-	267	267
Noninterest expense	1,412	434	1,846	2,167	967	773	579	4,486	634	6,966
Income before taxes	$202	$141	$343	$1,112	$805	$403	$499	$2,819	$(6,042)	$(2,880)
Pre-tax operating margin (a)	12%	25%	16%	34%	46%	34%	46%	39%	N/M	N/M
Average assets	$12,469	$9,286	$21,755	$61,083	$50,314	$17,811	$25,964	$155,172	$32,262	$209,189	(b)

(a)	Income before taxes divided by total revenue.
(b)	Including average assets of discontinued operations of $2,238 million for the nine months ended Sept. 30, 2009, consolidated average assets were $211,427 million.

N/M - Not meaningful.

BNY Mellon    105

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

106    BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our businesses; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: expectations with respect to our acquisitions, including the impact on earnings, and business focuses; expectations with respect to the implementation of the final rule on capital requirements for assets consolidated under ASC 860 and ASC 810 and the impact on our Tier 1 capital ratio; expectations with respect to our anticipated fourth quarter of 2010 and our 2011 tax rates; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to BNY Mellon’s investment securities portfolio, including the credit rating of securities in the Grantor Trust; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; descriptions and measures of our allowance for credit losses and loan losses; assumptions in amounts of interest income for loans on nonaccrual status; descriptions of our exposure to support agreements; statements with respect to our liquidity targets; access to capital markets and our shelf registration statements; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent Company; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; our liability from losses of assets in our consolidated CLO funds; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act, proposed FDIC assessments ; expectations with respect to implementation of Basel II and Basel III, including ability to timely meet capital guidelines; and the implementation of IFRS; the materiality of acquisitions; amount of dividends bank subsidiaries can pay without regulatory waiver; our liability with respect to our role as trustee in mortgage-backed securitizations; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2009 and this Form 10-Q, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by BNY Mellon pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2009 and in the Form 10-Q for the quarter ended June 30, 2010 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

BNY Mellon    107

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the third quarter of 2010.

Issuer purchases of equity securities

Share repurchases during third quarter 2010
(common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under plans or programs
July 2010	552		$24.76	-	33,800
August 2010	69		26.57	-	33,800
September 2010	11		26.97	-	33,800
Third quarter 2010	632	(a)	$25.00	-	33,800

(a)	These shares were purchased at a purchase price of approximately $39 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. There is no expiration date on this repurchase program.

108    BNY Mellon

Part II – Other Information (continued)

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

The list of exhibits required to be filed as exhibits to this report are listed on page 111 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon    109

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: November 8, 2010	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

110    BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing

1.1	Underwriting Agreement dated June 3, 2010 among The Bank of New York Mellon Corporation, Goldman, Sachs & Co., as forward purchaser, and Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the underwriters listed therein.	Previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2010 and incorporated herein by reference.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended Feb. 9, 2010, effective as of July 2, 2010.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) as filed with the Commission on Aug. 6, 2010, and incorporated here by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company, the creation of which was disclosed in this Quarterly Report on Form 10-Q, represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2010. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Confirmation of Forward Sale Transaction dated as of June 3, 2010 between The Bank of New York Mellon Corporation and Goldman, Sachs & Co.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2010 and incorporated herein by reference.

BNY Mellon    111

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.2	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Aug. 17, 2010, and incorporated herein by reference.

10.3	Form of Notice Letter between The Bank of New York Mellon Corporation and Certain Executive Officers.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Aug. 17, 2010, and incorporated herein by reference.

10.4	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval Of Future Senior Officer Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Aug. 17, 2010, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

112    BNY Mellon