Form 10-K
period 2010-12-31
Bank of New York Mellon CORP
filed 2011-02-28
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code - (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
6.875% Preferred Trust Securities, Series E of BNY Capital IV*	New York Stock Exchange
5.95% Preferred Trust Securities, Series F of BNY Capital V*	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV*	New York Stock Exchange

* Fully and unconditionally guaranteed by The Bank of New York Mellon Corporation

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2010, 1,209,157,971 shares, of the total outstanding shares of 1,214,041,681, of the registrant’s outstanding voting common stock, $0.01 par value per share, having a market value of $29,854,110,304, were held by nonaffiliates.

As of January 31, 2011, 1,241,829,226 shares of the registrant’s voting common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:

The Bank of New York Mellon Corporation 2011 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2010 Annual Report to Shareholders-Parts I, II, and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 35, including those portions of BNY Mellon’s 2010 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. For a free copy of BNY Mellon’s Annual Report or BNY Mellon’s Proxy Statement for its 2011 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. BNY Mellon’s Annual Report is, and the Proxy upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”). The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or corpsecretary@bnymellon.com:

•	BNY Mellon’s Code of Conduct, which is applicable to all employees, including BNY Mellon’s senior financial officers;

•	BNY Mellon’s Directors’ Code of Conduct, which is applicable to our directors;

•	BNY Mellon’s Corporate Governance Guidelines; and

•	the Charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk, and Corporate Social Responsibility Committees of the Board of Directors.

The contents of BNY Mellon’s website are not part of this Form 10-K.

Forward-looking Statements

This Form 10-K contains statements relating to future results of BNY Mellon that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: all statements about the future results of BNY Mellon, projected business growth, statements with respect to the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to: the effect of regulation of current financial markets on competition; the implementation and impact of pending and proposed legislation and regulation, including the Federal Reserve and Financial Stability Boards’ proposals on Basel II and Basel III and the Dodd-Frank Act; expectations with respect to the well-capitalized status of BNY Mellon and its bank subsidiaries; the timing and ability to pay dividends by us and our bank subsidiaries and our liquidity targets; the FDIC’s rule regarding adjustments to the assessment base and the impact on our business; the liability of our affiliates in certain circumstances; targeted capital ratios; statements regarding our internal capital generation and a strong balance sheet; the adequacy of our owned and leased facilities; access to capital markets; the adequacy of reserves; statements regarding risks that we may face including the impact of the following items: uncertainty in global financial markets and market volatility; adverse publicity; regulatory actions and litigation; government supervision and regulation; write-downs of financial instruments; interest rates; changes to deposit insurance premiums; increased competition; declines in capital markets on our fee-based businesses; stable exchange-rate environment and declines in cross-border activity; acquisitions; changes to credit ratings; soundness of other financial institutions; monetary policy and other governmental regulations; failures relating to controls and procedures; breaches of technology or employees; global regulation, conflicts and acts of terrorism; our success of new lines of business; the loss of key employees; tax and accounting pronouncements; and the estimations of reasonable possible loss with respect to legal proceedings and the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings, and matters relating to the information returns and withholding tax.

These forward-looking statements, and other forward-looking statements contained in other public

BNY Mellon 1

disclosures of BNY Mellon (including those incorporated in this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in “Risk Factors” in Part I, Item 1A of this Form 10-K. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to uncertainties inherent in the litigation and litigation settlement process.

In this report, and other public disclosures of BNY Mellon, words, such as “estimate,” “forecast,”

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

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation (“BNY Mellon”), a Delaware corporation (NYSE symbol: BK), is a global financial services company headquartered in New York, New York, with $1.17 trillion in assets under management and $25.0 trillion in assets under custody and administration as of Dec. 31, 2010. We divide our businesses into seven segments: Asset Management; Wealth Management; Asset Servicing; Issuer Services; Clearing Services; Treasury Services and Other.

For a further discussion of BNY Mellon’s products and services, see the “Overview” and “Review of businesses” sections in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section in the Annual Report and Note 27 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding BNY Mellon, which is incorporated herein by reference.

We were formed as a bank holding company and have our executive offices in New York. With its predecessors, BNY Mellon has been in business since 1784.

On July 1, 2007, The Bank of New York Company, Inc. and Mellon Financial Corporation (“Mellon Financial”) merged into BNY Mellon, with BNY Mellon being the surviving entity.

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

We have two U.S. trust companies – The Bank of New York Mellon Trust Company, National Association and BNY Mellon Trust Company of Illinois. These companies house trust products and services across the U.S. Also concentrating on trust products and services is BNY Mellon Trust of Delaware, a Delaware bank. Most asset management businesses, along with our Pershing businesses, are direct or indirect non-bank subsidiaries of BNY Mellon.

Information on international operations is presented in the “Net interest revenue”, “International operations”, “Consolidated balance sheet review – Loans – Loans by product”, and “Consolidated balance sheet review – Loans – International loans” sections in the MD&A – Results of Operations section in the Annual Report, Note 6 and Note 28 of the Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors – Global Operations”, in Part I, Item 1A of this Form 10-K, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2010.

Discontinued Operations

As discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, BNY Mellon reports results using the discontinued operations method of accounting. Note 4 is incorporated herein by reference. All information in this Form 10-K, including all supplemental information, reflects continuing operations unless otherwise noted.

Supervision and Regulation

BNY Mellon, including through its subsidiaries, engages in banking, investment advisory and other securities-related activities in the United States and

4 BNY Mellon

approximately 35 other countries. We are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with protecting the interests of customers, including depositors in banking entities and investors in mutual funds and other vehicles our subsidiaries may advise, and safeguarding the integrity of securities and other financial markets. They are not, however, generally charged with protecting the interests of our shareholders or creditors. Described below are the material elements of selected laws and regulations applicable to BNY Mellon and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of BNY Mellon and its subsidiaries. For additional discussion of recent and proposed regulatory initiatives that may impact our business, see “Recent Accounting and Regulatory Developments” in the MD&A section of the Annual Report, which is incorporated herein by reference.

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”). The FSOC will coordinate the efforts of the primary U.S. financial regulatory agencies (including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Office of the Comptroller of the Currency (the “OCC”), the SEC, the Commodity Futures Trading Commission (the “CFTC”) and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the Federal Reserve Board as to supervisory requirements and heightened prudential standards applicable to large, interconnected bank holding companies and non-bank financial companies supervised by the Federal Reserve Board under Dodd-Frank, often referred to as “systemically important financial institutions”, including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. Although the criteria for treatment as a systemically important financial institution have not yet been determined, it is probable that they will apply to BNY Mellon.

In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act broadly affects the financial services industry by creating a resolution authority, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on BNY Mellon or across the industry. In addition to the discussion in this section, see “Risk Factors – Recent legislative actions may have an adverse effect on the Company’s operations.” in Part I, Item 1A of this Form 10-K.

Regulated Entities of BNY Mellon

BNY Mellon is regulated as a bank holding company and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act and by the Dodd-Frank Act (the “BHC Act”). As such, it is subject to the supervision of the Federal Reserve Board. In general, the BHC Act limits the business of bank holding companies that are FHCs to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, engaging in activities that the Federal Reserve Board has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto, and, as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the U.S. Treasury Department) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial companies.

Our ability to maintain FHC status is dependent upon a number of factors, including our U.S. depository institution subsidiaries continuing to qualify as “well capitalized” as described under “Prompt Corrective Action” below. Beginning in July 2011, our FHC status will also depend upon BNY Mellon

BNY Mellon 5

maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. An FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies without FHC status or to continue such activities. Currently, we meet these requirements.

The Bank of New York Mellon, which is BNY Mellon’s largest bank subsidiary, is a New York state chartered bank, is a member of the Federal Reserve System and is subject to regulation, supervision and examination by the Federal Reserve Board and the New York State Banking Department (the “NYSBD”). BNY Mellon’s national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association, are subject to primary supervision, regulation and examination by the OCC.

We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are SEC registered broker-dealers and members of Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization. BNY Mellon’s non-bank subsidiaries engaged in securities-related activities are regulated by supervisory agencies in the countries in which they conduct business. Certain of BNY Mellon’s public finance activities are regulated by the Municipal Securities Rulemaking Board. Certain of BNY Mellon’s subsidiaries are registered with the CFTC as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation.

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

Our financial services operations in the United Kingdom are subject to regulation by and supervision of the Financial Services Authority (“FSA”). Certain of BNY Mellon’s United Kingdom incorporated subsidiaries are authorized to conduct investment business in the U.K. pursuant to the U.K. Financial Services and Markets Act 2000 (“FSMA 2000”). Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the FSA. The FSA has broad supervisory and disciplinary powers. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of FSMA 2000 and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. Certain U.K. investment funds, including BNY Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K. regulated subsidiaries of BNY Mellon, are registered with the FSA and are offered for retail sale in the U.K.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate and, in the case of banking subsidiaries, may be subject to regulatory capital requirements in the jurisdictions in which they operate. As of Dec. 31, 2010, each of BNY Mellon’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

Dividend Restrictions

Dividend payments by BNY Mellon to its shareholders are subject to the oversight of the Federal Reserve Board. On Nov. 17, 2010, the Federal Reserve Board issued Revised Temporary Addendum to SR letter 09-4. The letter described the process the Federal Reserve Board will follow to assess comprehensive capital plans of the 19 Supervisory Capital Assessment Program bank holding companies, including any request to take capital

6 BNY Mellon

actions such as increased dividends or stock buybacks. The Federal Reserve Board indicated that the capital plans will be assessed against, among other things, the bank holding company’s ability to achieve the Basel III capital ratio requirements referred to below as they are phased in by U.S. regulators and any potential impact of the Dodd-Frank Act on the company’s risk profile, business strategy, corporate structure or capital adequacy. Our comprehensive capital plans, which were prepared using Basel I capital guidelines, included bank developed baseline and stress projections as well as a supervisory stress projection using adverse macroeconomic assumptions provided by the Federal Reserve Board. Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve Board. The Federal Reserve Board’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

BNY Mellon is a legal entity separate and distinct from its bank subsidiaries and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our bank subsidiaries and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by our subsidiaries or of trust preferred securities issued by a trust or to pay dividends on our own equity securities. Various federal and state statutes and regulations limit the amount of dividends that may be paid to us by our bank subsidiaries without regulatory consent. If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC, the Federal Reserve Board and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would reduce a depository institution’s capital to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividends if the institution is under capitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

In general, the amount of dividends that may be paid by The Bank of New York Mellon or BNY Mellon, N.A. is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared and paid by the entity in any calendar year exceeds the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains prior regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s “undivided profits” (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus). As a result of charges related to the restructuring of BNY Mellon’s securities portfolio in 2009, The Bank of New York Mellon and BNY Mellon, N.A. will require regulatory consent prior to paying a dividend. The ability of BNY Mellon’s bank subsidiaries to pay dividends to BNY Mellon may also be affected by various minimum capital requirements for banking organizations.

For a further discussion of restrictions on dividends, see the “Liquidity and dividends” section in the MD&A – Results of Operations section in the Annual Report and the first five paragraphs of Note 21 of the Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference. Further, BNY Mellon’s right to participate in the assets or earnings of a subsidiary is subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates and Insiders

Transactions between BNY Mellon’s bank subsidiaries and BNY Mellon and its non-bank subsidiaries are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from the U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally do not apply to transactions between a U.S. bank subsidiary and its subsidiaries. In general, these restrictions require that any extensions of credit must be secured by designated amounts of specified

BNY Mellon 7

collateral and are limited, as to any one of BNY Mellon or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to BNY Mellon and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus. These restrictions, other than the 10% of capital limit on covered transactions with any one affiliate, are also applied to transactions between banks and their financial subsidiaries. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. Commencing in July 2012, Dodd-Frank has also expanded the definition of a “covered transaction” to include derivatives transactions under which a bank (or a subsidiary) has credit exposure (with the term “credit exposure” to be defined by the Federal Reserve Board under its existing rulemaking authority), as well as repurchase and reverse repurchase agreements and securities lending agreements.

Deposit Insurance

Our U.S. banking subsidiaries, including The Bank of New York Mellon and BNY Mellon, N.A. accept deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund (the “DIF”) is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC required all insured depository institutions to prepay estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

On Feb. 7, 2011, the FDIC adopted regulations required under the Dodd-Frank Act which set forth a new method of calculating assessments paid by large insured depository institutions, including BNY Mellon. The new regulations base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period, with adjustments for custody banks, including BNY Mellon. We expect the FDIC assessment rule to have a minimal impact in 2011. For additional discussion about FDIC assessments, see “Recent Accounting and Regulatory Developments” in the MD&A section of the Annual Report, which is incorporated herein by reference.

Source of Strength and Liability of Affiliates

Federal Reserve Board policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codifies this policy as a statutory requirement. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. In addition, any loans by BNY Mellon to its bank subsidiaries would be subordinate in right of payment to depositors and to certain other indebtedness of its banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, in certain circumstances BNY Mellon’s insured depository institutions could be assessed for losses incurred by another BNY Mellon insured depository institution. In the event of impairment of capital stock of one of BNY Mellon’s national banks or The Bank of New York Mellon, the bank’s stockholders could be required to pay such deficiency.

Capital Requirements

As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Our bank subsidiaries are subject to similar capital requirements, administered by the Federal Reserve Board in the case of The Bank of New York Mellon and by the OCC in the case of our national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association. These requirements are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital guidelines currently applicable to bank holding companies are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The federal bank regulatory agencies have adopted new risk-based capital guidelines for “core banks”, including BNY Mellon, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in June 2004 and updated in November 2005. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity

8 BNY Mellon

regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additional information on the calculation of our Tier 1 capital, Total capital and risk-weighted assets is set forth in “Capital” in the MD&A – Results of Operations section in the Annual Report, and additional information on our capital requirements is set forth in “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report, which are incorporated herein by reference.

Basel I

Under the existing Basel I-based regulations, the risk-based capital ratio is determined by dividing the components of capital, described further below, by risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit). The regulatory capital rules state that voting common stockholders’ equity should be the predominant element within Tier 1 capital and that banking organizations should avoid overreliance on non-common equity elements. Risk-adjusted assets are determined by classifying assets and certain off-balance sheet items into weighted categories. The required minimum ratio of “Total capital” (the sum of “Tier 1” and “Tier 2” capital) to risk-adjusted assets is currently 8%. The required minimum ratio of Tier 1 capital to risk-adjusted assets is 4%. The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). The Federal Reserve Board may, therefore, set higher capital requirements for categories of banks (e.g. systematically important financial institutions), or for an individual bank as situations warrant. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Other factors identified by the risk-based capital requirements as important in assessing an institution’s overall capital adequacy include concentration of credit risk and certain risks arising from non-traditional activities, including the management of those risks. At Dec. 31, 2010, BNY Mellon’s Tier 1 capital to risk-adjusted assets and Total capital ratios were 13.4% and 16.3%, respectively.

In addition, the risk-based capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital guidelines require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators. In January 2011, the Federal Banking Agencies published proposed amendments to their market risk rules, known as “Basel II.5.” Those changes will result in increased capital requirements for market risk.

Basel II

The federal bank regulatory agencies are mandating the adoption of Basel II for “core” banks. BNY Mellon and its depository institution subsidiaries are “core” banks. The only approach available to “core” banks is the Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk.

The U.S. Basel II final rule became effective on April 1, 2008. Under the final rule in its current form, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old regulations and new regulations. The U.S. Basel II rules currently provide that “core” banks would calculate their capital requirements only under the new Basel II-based requirements after completion of the three transitional floor periods. In the U.S., we began the parallel run of calculations under both the old and new guidelines in the second quarter of 2010. Dodd-Frank requires the U.S. banking agencies to amend their capital rules to provide that minimum capital as required under the Basel I-based rules will act as a floor for minimum capital requirements calculated in accordance with the U.S. Basel II rules. Accordingly, the transition for “core” banks to calculations only under the Basel II-based requirements is being eliminated. Beginning Jan. 1, 2008, we implemented the Basel II Standardized Approach for our banks organized in the United Kingdom, Belgium and Luxembourg. We maintain an active dialogue with U.S. and international regulatory jurisdictions to facilitate a smooth Basel II reporting process. We believe Basel II will not constrain our current business practices.

Basel III

The Basel III final capital framework, among other things:

BNY Mellon 9

•

introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on Jan. 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation);

•

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence Jan. 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on Jan. 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on Jan. 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent Jan. 1, until it reaches 2.5% on Jan. 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions, which could include BNY Mellon. In addition to Basel III, Dodd-Frank requires the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010.

10 BNY Mellon

Impact on BNY Mellon

Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under Dodd-Frank is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios. However, given our balance sheet strength and ongoing internal capital generation, we currently estimate that our Tier 1 common ratio, under Basel III guidelines, will be above 7% by Dec. 31, 2011. This estimated ratio includes an anticipated dividend increase and potential share repurchases in 2011, assuming Federal Reserve Board approval.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, even though a leverage requirement has not been an international standard in the past, the U.S. banking agencies’ capital regulations do require bank holding companies and banks to comply with a minimum leverage ratio requirement (Basel III will impose a leverage requirement as an international standard). The Federal Reserve Board’s existing leverage ratio for bank holding companies is that the bank holding company maintain a ratio of Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The rules require a minimum leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At Dec. 31, 2010, our leverage ratio was 5.8%. Also, the rules indicate that the Federal Reserve Board will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total assets (excluding intangibles).

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The liquidity coverage ratio would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until Jan. 1, 2015, and the net stable funding ratio would not be introduced as a requirement until Jan. 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

At Dec. 31, 2010, all of our bank subsidiaries were “well capitalized” based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not be an accurate representation of the bank’s overall financial condition or prospects.

BNY Mellon 11

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5.0% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or bank holding company. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 which requires U.S. banks to help serve the credit needs of their communities (including credit to low and moderate income individuals and geographies) and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by BNY Mellon may be subject to informal notice and approval by the Federal Reserve Board or other regulatory authorities.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Asset Management and Wealth Management businesses experience competition from asset management firms, hedge funds, investment banking companies, and other financial services companies, including trust banks, brokerage firms, and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Asset Servicing, Issuer Services, Clearing Services and Treasury Services businesses compete with domestic and foreign banks that offer institutional trust, custody products and cash management products, as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section of this Form 10-K and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

12 BNY Mellon

In recent years there has been substantial consolidation among companies in the financial services industry. Many broad-based financial services firms now have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management, which may enhance their competitive position. As a result of current conditions in the global financial markets and the economy in general, competition could continue to intensify and consolidation of financial service companies could continue to increase.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. For additional discussion regarding competition, see Part I, Item 1A of this Form 10-K, “Risk Factors – Competition – We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” below, which is incorporated herein by reference.

Employees

At Dec. 31, 2010, BNY Mellon and its subsidiaries had approximately 48,000 employees.

Statistical Disclosures by Bank Holding Companies

The Securities Act of 1933 Industry Guide 3 and the Exchange Act Industry Guide 3 (together “Guide 3”) require that the following statistical disclosures be made in annual reports on Form 10-K filed by bank holding companies.

I.	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Supplemental information – Rate/volume analysis” sections in the MD&A and in Note 10 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

II.	Investment Portfolio

A.	Book Value of Investments;

B.	Maturity Distribution and Yields of Investments; and,

C.	Aggregate Book Value and Market Value of Investments where Issuer Exceed 10% of Stockholders’ Equity

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review - Investment securities” sections in the MD&A – Results of Operations section and in Note 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

III.	Loan Portfolio

A.	Types of Loans and

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review – Loans” section in the MD&A – Results of Operations section and Note 1 and Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C.	Risk Elements and

D.	Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans and – Nonperforming assets” and “International operations- Cross-border risk” sections in the MD&A – Results of Operations section and Note 1 and Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

IV.	Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Critical accounting estimates – Asset quality and allowance for credit losses” section in the MD&A – Results of Operations section, which portion is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented

BNY Mellon 13

in the “Asset quality and allowance for credit losses” section in the MD&A – Results of Operations section in the Annual Report, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report in the “Risk management – Credit risk” and “Critical accounting estimates” sections in the MD&A – Results of Operations section, Note 1 of the Notes to Consolidated Financial Statements under “Allowance for loan losses and allowance for lending related commitments” and in Note 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V.	Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review - Deposits” sections in the MD&A – Results of Operations section and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

VI.	Return on Equity and Assets

Information required by this section of Guide 3 is set forth in the Annual Report in the “Financial summary” section, which is incorporated herein by reference.

VII.	Short - Term Borrowings

Information required by this section of Guide 3 is set forth in the Annual Report in the “Consolidated balance sheet review – Short-term borrowings” section in the MD&A – Results of Operations section, which portion is incorporated herein by reference.

Replacement Capital Covenant

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon Financial of £200,050,000 aggregate principal amount of Mellon Financial’s 6.369% junior subordinated deferrable interest debt securities, due 2066 (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of

£200,000,000 aggregate liquidation amount of the Trust’s 6.369% trust preferred securities (the “Preferred Securities”). We refer to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “Securities.” Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligations under the RCC.

BNY Mellon agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	BNY Mellon and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exceptions, unless

•

BNY Mellon has obtained the prior approval of the Federal Reserve Board to do so if such approval is then required under the Federal Reserve Board’s capital guidelines applicable to bank holding companies, and

•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received during the six months prior to delivery of notice of such repayment or redemption or the date of such repurchase from issuance of other securities specified in the RCC that, generally described, based on current standards are expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the Securities at the time of such repayment, redemption or repurchase; and

•

BNY Mellon will not pay any interest that has been deferred on the Securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the RCC, subject to certain limitations, and BNY Mellon will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

The series of long-term indebtedness for borrowed money that is Covered Debt under the RCC as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term

14 BNY Mellon

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

On June 19, 2007, Mellon Financial entered into a Replacement Capital Covenant (the “2007 RCC”) in connection with (i) the issuance by Mellon Capital IV (the “2007 Trust”) of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate and (ii) the issuance by Mellon Financial to the 2007 Trust of $500,000,000 6.044% Junior Subordinated Notes, or “Junior Notes”, and a 1/100th interest in a Stock Purchase Contract under which the 2007 Trust is obligated to purchase, and Mellon Financial is obligated to sell, one share of Mellon Financial’s Non-Cumulative Perpetual Preferred Stock, Series L, $100,000 liquidation preference per share (the “Preferred Stock”). Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligation under the 2007 RCC.

BNY Mellon agreed in the 2007 RCC for the benefit of persons who buy, hold, or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt”, that on or before the “Stock Purchase Date”, as defined in the 2007 RCC (anticipated to be June 20, 2012), with respect to the Junior Notes, and on or before the “Termination

Date”, as defined in the 2007 RCC (anticipated to be June 20, 2022), with respect to the PCS or Preferred Stock (collectively, the Junior Notes, PCS and Preferred Stock are referred to as the “2007 Securities”):

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

BNY Mellon 15

borrowed will then be identified as and become the Covered Debt benefiting from the 2007 RCC.

The full text of the 2007 RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated June 20, 2007. The description of the 2007 RCC set forth above is qualified by reference to its full text.

ITEM 1A. RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The following discussion sets forth some of the more important risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or elsewhere in this Form 10-K or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this document address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-K. See “Forward-looking Statements.”

Uncertainties in global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the domestic and global financial markets and the economy generally, both in the U.S. and elsewhere around the world. While there are indications that both the financial markets and the economy are recovering from the recent worldwide recession, a variety of factors raise concern over the course and strength of the recovery, including low interest rates, depressed home prices and increasing foreclosures, volatile equity market values, high unemployment, governmental budget deficits (including, in the U.S., at the federal, state and municipal level), contagion risk from possible default by other countries on sovereign debt, declining business and consumer confidence and the risk of increased inflation. These factors continue to have a significant effect on both the global economy and our business. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business and our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	The amount and range of our market risk exposures have been increasing over the past several years, and may continue to do so.

•

During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Asset and Wealth Management businesses.

•

Fluctuations in global market activity could impact the flow of investment capital into or from assets under management and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Asset Management business.

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

•	Heightened regulation of our industry will increase our costs and may limit our ability to pursue business opportunities that we would otherwise pursue.

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

16 BNY Mellon

•	The value of our investments in equity and debt securities, including our marketable debt securities and pension and other post-retirement plan assets, may decrease.

Concerns over market volatility continue.

The capital and credit markets experienced unprecedented volatility and disruption during the financial crisis. While markets stabilized in 2010, further upheaval could produce downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under less volatile market conditions. Moreover, under these conditions market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to continue, such as the recent conditions in the global financial markets and global economy. For a discussion of risk, see “Risk management” in the MD&A – Results of Operations section in the Annual Report.

If markets experience further upheavals, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Reputational, Legal and Regulatory Risk—Our business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally.

We are subject to reputational, legal and regulatory risk in the ordinary course of our business. These risks could include adverse publicity and damage to our reputation arising from events in the financial markets, our failure or perceived failure to comply with legal and regulatory requirements, the purported actions of our employees, alleged financial reporting irregularities involving ourselves or other large and well-known companies, increasing regulatory scrutiny of “know your customer”, anti-money laundering and anti-terrorist procedures and their effectiveness, and litigation that may arise from our failure or perceived failure to comply with policies and procedures. Any or all of these risks could result in increased regulatory supervision, affect our ability to attract and retain customers or maintain access to the capital markets, result in lawsuits, enforcement actions, damages, fines and penalties or have other adverse effects on us. Customers of our subsidiaries may make claims pertaining to the performance of fiduciary responsibilities, which may result in material financial liability and materially impair our reputation, if not resolved in a manner favorable to the subsidiary. Investigations by various federal and state regulatory agencies, the Department of Justice and state attorneys general, and any related litigation, could have an adverse effect on us. See ”Legal proceedings” in Note 25 of the Consolidated Financial Statements in the Annual Report.

We are subject to extensive government regulation and supervision, including regulation and supervision in non-U.S. jurisdictions.

We operate in a highly regulated environment, and are subject to a comprehensive statutory regulatory regime as well as oversight by governmental agencies. In light of the current conditions in the global financial markets and economy, the Obama Administration, Congress and regulators have increased their focus on the regulation of the financial services industry. New or modified regulations and related regulatory guidance, including under Basel III and the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial services industry. The regulatory perspective, particularly that of the Federal Reserve Board, on regulatory capital requirements may affect our ability to make acquisitions, declare dividends or repurchase our common stock unless we can demonstrate, to the satisfaction of our regulators, that such actions would not adversely affect our regulatory capital position in the event of a severely stressed market environment. In addition, the implementation of certain of the regulations with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Although we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. Laws, regulations or policies, including accounting standards and

BNY Mellon 17

interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Supervision and Regulation” in this Form 10-K. Some of the governmental authorities which may assert jurisdictional regulatory authority over us are located in and operate under jurisdictions outside the United States. Such jurisdictions may utilize legal principles and systems that differ materially from those encountered in the United States. Among other things, litigation in foreign jurisdictions may be decided much more quickly than in the U.S., trials may not involve testimony of witnesses who are in the courtroom and subject to cross-examination, and trials may be based solely on submission of written materials. These factors can make issues of regulatory compliance and legal proceedings more difficult to assess.

We may experience further write-downs of our financial instruments and other losses related to volatile and illiquid market conditions; impairment of our instruments could harm our earnings.

We maintain an investment securities portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes non-agency U.S. and non-U.S. residential mortgage-backed securities, commercial mortgage-backed securities and credit cards, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer credit losses, as we experienced with some of our investments in 2009, we may recognize in earnings the credit losses as an other-than-temporary impairment. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the “Risk management—Market risk” section in the MD&A – Results of Operations section in the Annual Report.

Recent legislative actions may have an adverse effect on the Company’s operations.

In July 2010, President Obama signed into law the Dodd-Frank Act. This new law broadly affects the financial services industry, particularly those entities considered to be “systemically important”, such as bank holding companies with assets of over $50 billion, including BNY Mellon, by establishing a framework for systemic risk oversight, creating a liquidation authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions aimed at strengthening the sound operation of the financial services sector.

U.S. regulatory agencies – banking, securities and commodities – have begun to publish notices of proposed regulations required by Dodd-Frank during the past several months, and new bodies created by Dodd-Frank (including the FSOC and the Bureau of Consumer Financial Protection) are commencing operations. The related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices and plans, including those relating to cross-selling our products and services. These changes could also expose us to additional costs (including increased legal and compliance costs) and require us to invest significant management attention and resources to make any necessary changes.

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

The global market crisis has triggered a series of cuts in interest rates. During fiscal 2010, the Federal Open Market Committee kept the target federal funds rate between 0% and 0.25%. The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in our voluntarily waiving fees on certain money market mutual funds and related distribution fees in order to prevent our clients’ yields on such funds from becoming negative. Changes in interest

18 BNY Mellon

rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment generally results in our earning a larger net interest spread. Conversely, a falling interest rate environment generally results in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, changes in interest rates could have a material adverse effect on our profitability. Further volatility in interest rates could trigger one or more of the following additional effects:

•

changes in net interest revenue depending on our balance sheet position at the time of change. See discussion under “Asset/liability management” in the MD&A – Results of Operations section in the Annual Report;

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

A more detailed discussion of the interest rate and market risks we face is contained in the “Risk management” section in the MD&A – Results of Operations in the Annual Report.

Deposit insurance premiums may continue to increase.

During 2009 and 2010, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums, imposed a special assessment on insured financial institutions, and required insured financial institutions to prepay three years of deposit premiums. Due to the continuing volume of bank failures, it is possible that a continued high level of funding will be required from insured financial institutions, such as BNY Mellon.

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

Furthermore, pricing pressures, as a result of the ability of competitors to offer comparable or improved products or services at a lower price and customer pricing reviews, may result in a reduction in the price we can charge for our products and services which would likely negatively affect our ability to maintain or increase our profitability.

Recently enacted and proposed legislation and regulation may impact our ability to conduct certain of our businesses in a cost-effective manner or at all, including legislation relating to restrictions on the type of activities in which financial institutions are permitted to engage. These or other similar proposals, which may not apply to all of our competitors, could adversely impact our ability to compete effectively. A decline in our competitive position could adversely affect our ability to maintain or increase our profitability.

Dependence on fee-based business—We are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by a slowing in capital market activity, significant declines in market values or negative trends in savings rates or in individual investment preferences.

Our principal operational focus is on fee-based business, as distinct from commercial banking

BNY Mellon 19

institutions that earn most of their revenues from loans and other traditional interest-generating products and services. We have redeployed our assets away from traditional retail banking to concentrate our resources further on fee-based businesses, including cash management, custody, mutual fund services, unit investment trusts, corporate trust, depositary receipts, stock transfer, securities execution and clearance, collateral management, and asset management.

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

20 BNY Mellon

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

The soundness of financial institutions and other counterparties could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have in the past led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. Many transactions expose us to credit risk in the event of default of our counterparties or clients. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

In addition, rating agencies employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or other circumstances outside our control could impact a rating agency’s judgment of its rating and the rating it assigns us. In view of the difficulties experienced recently by many financial institutions, we believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, BNY Mellon and our subsidiary banks and broker-dealers must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. As discussed under “Supervision and Regulation – Capital Requirements” in this Form 10-K, the capital requirements applicable to us as a bank holding company as well as to our subsidiary banks are in the process of being substantially revised, in connection with Basel III and the requirements of the Dodd-Frank Act. If our company, our subsidiary banks, or broker-dealers failed to meet these minimum capital guidelines and other regulatory requirements, their respective financial conditions would be materially and adversely affected. In light of recent market events, Dodd-Frank and Basel III, BNY Mellon and

BNY Mellon 21

our subsidiary banks will be required to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, these regulations. Failure by BNY Mellon or one of our U.S. bank subsidiaries to maintain its status as “well-capitalized” and “well managed”, if unremedied over a period of time, would cause us to lose our status as a FHC and could affect the confidence of clients in us, thus also compromising our competitive position. See “Supervision and Regulation” in this Form 10-K and the “Liquidity and dividends” and “Capital – Capital adequacy” sections in the MD&A – Results of Operations section and the “Recent Accounting and Regulatory Developments” section in the MD&A section in the Annual Report.

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

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve Board, have a significant impact on interest rates and overall financial market performance. Due to current market conditions, we anticipate that monetary, tax and other government policies will become more rigorous. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact our profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into our businesses. The cost of geographically diversifying and maintaining our facilities to comply with regulatory mandates necessarily results in additional costs. Various legislative initiatives are from time to time introduced in Congress or relevant state legislatures. We cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations. See “Supervision and Regulation” in this Form 10-K.

Operational Risk—We are exposed to operational risk as a result of providing certain services, which could adversely affect our results of operations.

We are exposed to operational risk as a result of providing various fee-based services including certain securities servicing, global payment services, private banking and asset management services. Operational risk is the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside the company, business interruption due to system failures or other events, or other risk of loss resulting from inadequate or failed internal processes, people and systems or from external events, including legal risk. We regularly assess and monitor operational risk in our business and provide for disaster and business recovery planning, including geographical diversification of our facilities; however, the occurrence of various events, including unforeseeable and unpreventable events such as hurricanes or other natural disasters, could still damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and negatively

22 BNY Mellon

impact our results of operations. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws and regulatory requirements which could have an adverse effect on our reputation. For a discussion of risk see “Risk management” in the MD&A – Results of Operations section in the Annual Report.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies, procedures and technical safeguards designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. For a discussion of risk, see “Risk management” in the MD&A – Results of Operations section in the Annual Report.

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

Furthermore, if a third party were to assert a claim of infringement or misappropriation of its proprietary rights, obtained through patents or otherwise, against us with respect to one or more of our methods of doing business or conducting our operations, we could be required to spend significant amounts to defend such claims, develop alternative methods of operations, pay substantial money damages or obtain a license from the third party.

BNY Mellon 23

Global Operations—We are subject to political, economic, legal, operational and other risks that are inherent in operating globally.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of loss from the outbreak of hostilities or acts of terrorism and various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Further, our businesses and operations are increasingly expanding into new regions throughout the world, including emerging markets. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies, as well as military activity or acts of terrorism. The possible effects of any of these conditions may adversely affect our business and increase volatility in global financial markets generally.

Acts of Terrorism—Acts of terrorism and global conflicts may have a negative impact on our business.

Acts of terrorism and global conflicts could have a significant impact on our business and operations. While we have in place business continuity and disaster recovery plans, acts of terrorism could still damage our facilities and disrupt or delay normal operations, and have a similar impact on our clients, suppliers, and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of our products and services to the extent they resulted in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. The wars in Iraq and Afghanistan, terror attacks, political unrest, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further adversely affect economic growth, and may have other adverse effects on us in ways that we are unable to predict.

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

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. Our ability to attract and retain key executives and/or other key employees may be hindered as a result of executive compensation limits and requirements set forth in regulations that may be issued under recently proposed and enacted legislation.

Tax Laws and Regulations—Tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

In the course of our business, we receive inquiries from both U.S. and non-U.S. tax authorities on the amount of taxes we owe, such as those matters discussed in Note 25 of the Notes to Consolidated Financial Statements in the Annual Report. If we are not successful in defending these inquiries, we may be required to adjust the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which can require a greater provision for taxes or otherwise negatively affect earnings. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because we cannot necessarily accurately predict the outcome of any challenge, settlement or litigation or to what extent it will

24 BNY Mellon

negatively affect us or our business. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on our net income.

Accounting Principles—Changes in accounting standards could have a material impact on our financial statements.

From time to time, the Financial Accounting Standards Board, the International Accounting Standards Board, the SEC and bank regulators change the financial accounting and reporting standards governing the preparation of our financial statements such as the potential adoption of International Financial Reporting Standards. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. See “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data, although, in certain instances, these changes may not have an economic impact on our business.

Credit Reserves—We could incur income statement charges if our reserves for credit losses, including loan reserves, are inadequate.

We have credit exposure to residential mortgages, the financial, airline and automotive industries, monoline financial guaranty insurers and many other industries. We cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, our revenues and profitability are adversely affected when our borrowers default in whole or in part on their loan obligations to us. We rely on our business experience to estimate future defaults, which we use to create loan loss reserves against our loan portfolio. In addition, current market developments may increase default and delinquency rates, which may impact our charge-offs. We cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for credit losses are not sufficient, we would be required to record a larger credit loss reserve against current earnings.

Holding Company—We are a holding company, and as a result, are dependent on dividends from our subsidiaries, including our subsidiary banks, to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders.

We are a non-operating holding company, whose principal assets and sources of income are our principal bank subsidiaries – The Bank of New York Mellon and BNY Mellon, N.A. – and our other subsidiaries. We are a legal entity separate and distinct from our banks and other subsidiaries and, therefore, we rely primarily on dividends and interest from these banking and other subsidiaries to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our shareholders, to the extent declared by our board of directors. There are various legal limitations on the extent to which these banking and other subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise) and certain of our affiliates.

For example, as a result of charges related to the restructuring of our securities portfolio in the third quarter of 2009, The Bank of New York Mellon and BNY Mellon, N.A. currently require regulatory consent prior to paying a dividend to us.

Although we maintain cash positions for liquidity at the holding company level, if these banking subsidiaries or other of our subsidiaries were unable to supply us with cash over time, we could be unable to meet our obligations, including our obligations with respect to our debt securities, or declare or pay dividends in respect of our capital stock. See “Supervision and Regulation – Dividend Restrictions” in this Form 10-K, the “Liquidity and Dividends” section in the MD&A – Results of Operations section and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report.

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

BNY Mellon 25

our subsidiaries. A holder of our debt securities should look only to our assets for payments in respect of those debt securities.

Limits on common stock dividends.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. Any increase in BNY Mellon’s ongoing quarterly dividend would require consultation with the Federal Reserve Board. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2010:

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

The New York City properties are utilized by all of our businesses.

Pittsburgh properties

We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street.

The Pittsburgh properties are utilized by all of our businesses, other than the Clearing Services business.

Boston properties

We lease approximately 373,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately 304,000 square feet at 4400 Computer Drive in Westborough, Massachusetts.

The Boston properties are utilized by all of our businesses other than the Issuer Services and Clearing Services businesses.

New Jersey properties

We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, Jersey City, New Jersey and approximately 260,000 square feet of space in an office building located at Newport Office Center VII, 480 Washington Boulevard, Jersey City, New Jersey.

The New Jersey properties are primarily utilized by our Issuer Services and Clearing Services businesses.

26 BNY Mellon

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

The UK properties are utilized by all of our businesses.

India properties

We lease approximately 302,000 square feet in Pune, India and approximately 300,000 square feet in Chennai, India.

The India properties are utilized by all of our businesses.

Other properties

We also lease (and in a few instances own) office space and other facilities at numerous other locations both within and outside of the U.S., including properties located in New York, New Jersey, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Georgia, Washington, Colorado, the mid-south region of the U.S.; Brussels, Belgium; Navan, Wexford, Dublin and Cork in Ireland; Senningerberg-Niederanven and Luxembourg City in Luxembourg; Frankfurt, Germany; Singapore; Hong Kong and Shanghai in China, and Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 25 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

BNY Mellon 27

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. BNY Capital IV 6.875% Preferred Trust Securities Series E (symbol BKPrE), BNY Capital V 5.95% Preferred Trust Securities Series F (symbol BKPrF) and Mellon Capital IV 6.244% Preferred Trust Securities (symbol BK/P) are also listed on the New York Stock Exchange. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal 2009 and 2010 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2010, there were 26,125 holders of record of our common stock.

For additional information about dividends and a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders, see the “Liquidity and Dividends” section in the MD&A – Results of Operations section in the Annual Report, Note 21 of the Notes to Consolidated Financial Statements in the Annual Report and “Supervision and Regulation – Dividend Restrictions” in this Form 10-K, which portions are incorporated herein by reference.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2010 and existing Board of Directors authorization with respect to purchases by us of our common stock, and other equity securities is provided in the “Capital – Stock repurchase programs” section of the MD&A—Results of Operations section in the Annual Report and Note 17 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in “Financial Summary”, “Summary of financial results” in the MD&A – Results of Operations section in the Annual Report and Note 1, Note 2, Note 3 and Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Note 3, Note 16 and Note 21 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in “Off-balance sheet arrangements”, “Risk management”, “Trading activities and risk management” and “Asset/liability management” in the MD&A – Results of Operations section in the Annual Report, Note 1 of the Notes to Consolidated Financial Statements under “Derivative financial instruments”, Note 23, Note 25, and Note 26 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

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

28 BNY Mellon

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 86 and 87 of the Annual Report, each of which is incorporated herein by reference.

BNY Mellon 29

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the following portions of the “Election of Directors” section: “Information About the Nominees”, “Director Qualifications”, “Board Meetings and Board Committee Information – Audit Committee, and – Committees and Committee Charters”, “ Nomination Procedures”, “Nominees for Election as Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Compensation”, which portions are incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer), as well as to the directors of BNY Mellon. The Code of Conduct is posted on our website at www.bnymellon.com/ ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www. bnymellon.com/governance/directorscodeof conduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any shareholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, NY, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of February 28, 2011, together with the offices held by each such person during the last five years, are listed below and on the following two pages.

All executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director.

	Age	Year appointed

Robert P. Kelly Chairman and Chief Executive Officer	56	2007	(1)

Gerald L. Hassell President	59	2007	(2)

Curtis Y. Arledge Vice Chairman	46	2010	(3)

Thomas P. (Todd) Gibbons Vice Chairman and Chief Financial Officer	54	2007	(4)

Timothy F. Keaney Vice Chairman	49	2007	(5)

James P. Palermo Vice Chairman	55	2007	(6)

Karen B. Peetz Vice Chairman	55	2007	(7)

Brian G. Rogan Vice Chairman	53	2007	(8)

Richard F. Brueckner Senior Executive Vice President	61	2007	(9)

Arthur Certosimo Senior Executive Vice President	55	2009	(10)

Lisa B. Peters Senior Executive Vice President	53	2007	(11)

Brian T. Shea Senior Executive Vice President	50	2010	(12)

Jane C. Sherburne Senior Executive Vice President and General Counsel	60	2010	(13)

Kurt D. Woetzel Senior Executive Vice President	55	2007	(14)

John A. Park Controller	58	2008	(15)

30 BNY Mellon

(1)	Mr. Kelly also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Kelly served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A. since February 2006. From prior to 2005 to January 2006, Mr. Kelly was Chief Financial Officer of Wachovia Corporation, a financial services company, and its predecessor, First Union Corporation.

(2)	Mr. Hassell also serves as the President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2005.

(3)	Mr. Arledge also serves as Chief Executive Officer of BNY Mellon Asset Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From 2008 to November 2010, Mr. Arledge served as Chief Investment Officer for fixed income portfolios at BlackRock, Inc., an investment management firm. From prior to 2005 to 2008, Mr. Arledge served as the global head of the fixed income division of the corporate and investment banking group in Wachovia Corporation, a financial services company.

(4)	Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A. Mr. Gibbons served as Chief Risk Officer of BNY Mellon from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. from September 2006 until June 2007. Prior to the merger, he also served as Senior Executive Vice President of The Bank of New York since April 2005 and as Chief Financial Officer from September 2006 until June 2007. Mr. Gibbons also served as Chief Risk Officer of The Bank of New York Company from at least 2005 to 2006.

(5)	Mr. Keaney also serves as Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2005 to May 2006.
(6)	Mr. Palermo also serves as Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2005.

(7)	Ms. Peetz also serves as Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006. She served as Executive Vice President of The Bank of New York from at least 2005 to May 2006.

(8)	Mr. Rogan also serves as Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since November 2005.

(9)	Mr. Brueckner has served as Chairman of Pershing LLC since October 1, 2010. He also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since May 2006. He also served as Chief Executive Officer of Pershing LLC since at least 2005 to October 1, 2010.

(10)	Mr. Certosimo also serves as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. He served as an Executive Vice President of The Bank of New York Mellon beginning in July of 2007 and ending in May 2009. Prior to July 2007, Mr. Certosimo served as head of Broker Dealer Services and Alternative Investment Services and Executive Vice President of The Bank of New York since at least 2005.

(11)	Ms. Peters also serves as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2005.

(12)	Mr. Shea has served as Chief Executive Officer of Pershing LLC since October 1, 2010 and also serves as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. Mr. Shea served as President and Chief Operating Officer of Pershing LLC from at least 2005 to October 1, 2010.

BNY Mellon 31

(13)	Ms. Sherburne also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From 2009 to May 2010, Ms. Sherburne conducted a private legal practice. Ms. Sherburne served as General Counsel for Wachovia Corporation, a financial services company, from 2008 to 2009 and as General Counsel for the Global Consumer Group of Citigroup Inc., a financial services company, from at least 2005 to 2008.

(14)	Mr. Woetzel also serves as Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006. He served as Executive Vice President of The Bank of New York from at least 2005 to May 2006.

(15)	Mr. Park has also served as Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. since August 2009, and Controller of The Bank of New York Mellon and BNY Mellon, N.A. since May 2008. Mr. Park served as Managing Director of The Bank of New York Mellon beginning with our merger and ending in May 2008. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2005.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following portions of the “Election of Directors” section: “Compensation and Risk”, “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Board Meetings and Board Committee Information – Human Resources and Compensation Committee – Compensation Committee Interlocks and Insider Participation”, and the “Report of the Human Resources and Compensation Committee”, which are incorporated herein by reference. The information incorporated herein by reference to the “Report of the Human Resources and Compensation Committee” is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy in the following portions of the “Election of Directors” section: “Beneficial Ownership of Shares by Holders of 5% or More of Outstanding Stock”, “Beneficial Ownership of Shares by Directors and Executive Officers”, and “Executive Compensation – Equity Compensation Plans Table”, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following portions of the “Election of Directors” section: “Corporate Governance Matters – Director Independence and – Business Relationships and Related Party Transactions Policy” and “Board Meetings and Board Committee Information – Audit Committee and – Corporate Governance and Nominating Committee and – Human Resources and Compensation Committee”, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following portion of the “Election of Directors” section: “Audit Fees, Audit Related Fees, Tax Fees and All Other Fees”, which is incorporated herein by reference.

32 BNY Mellon

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (1) Financial Statements and (c) Other Financial Data.

	(1)	Financial Statements	Page No.

		Consolidated Income Statement	88 and 89
		Consolidated Balance Sheet	90
		Consolidated Statement of Cash Flows	91
		Consolidated Statement of Changes in Equity	92 through 94
		Notes to Consolidated Financial Statements	95 through 162
		Report of Independent Registered Public Accounting Firm	163

	(2)	Exhibits

		See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 35 through 52 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data		Page No.

	Selected Quarterly Data		79

BNY Mellon 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Robert P. Kelly
Robert P. Kelly
Chairman and Chief Executive Officer

DATED: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Robert P. Kelly	Director and Principal Executive Officer
Robert P. Kelly
Chairman and Chief Executive Officer

By:	/s/ Thomas P. Gibbons	Principal Financial Officer
Thomas P. Gibbons
Chief Financial Officer

By:	/s/ John A. Park	Principal Accounting Officer
John A. Park
Controller

Ruth E. Bruch; Nicholas M. Donofrio;		Directors
Gerald L. Hassell; Edmund F. Kelly;
Richard J. Kogan; Michael J. Kowalski;
John A. Luke, Jr.; Robert Mehrabian;
Mark A. Nordenberg; Catherine A. Rein;
William C. Richardson; Samuel C. Scott III;
John P. Surma; and Wesley W. von Schack

By:	/s/ Arlie R. Nogay	DATED: February 28, 2011
Arlie R. Nogay
Attorney-in-fact

34 BNY Mellon

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009, February 9, 2010, July 2, 2010 and October 12, 2010.	Filed herewith.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1*	Trust Agreement dated November 16, 1993 (“Trust Agreement”) related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(m) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 35

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.2*	Amendment Number 1 dated May 13, 1994 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.3*	Amendment Number 2 dated April 11, 1995 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.4*	Amendment dated October 11, 1994 to Trust Agreement related to certain executive compensation plans and agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.5*	Amendment Number 4 dated January 31, 1996 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.6*	Amendment Number 5 dated January 14, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.7*	Amendment Number 6 dated January 31, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.8*	Amendment Number 7 dated May 9, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(h) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.9*	Amendment Number 8 dated July 8, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

36 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.10*	Amendment Number 9 dated October 1, 1997 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.11*	Amendment Number 10 dated September 11, 1998 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(oo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.12*	Amendment Number 11 dated December 23, 1999 to the Trust Agreement related to executive compensation.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.13*	Amendment Number 12 dated July 11, 2000 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(f) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.14*	Amendment Number 13 dated January 22, 2001 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(jjj) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.15*	Amendment Number 14 dated June 28, 2002 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.16*	Amendment Number 15 dated June 30, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(p) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.17*	Amendment Number 16 dated September 15, 2003 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(q) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 37

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.18*	Amendment Number 17 dated June 10, 2004 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(r) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2004, and incorporated herein by reference.

10.19*	Amendment Number 18 dated June 29, 2005 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.20*	Amendment Number 19 dated July 31, 2007 to the Trust Agreement related to executive compensation agreements.	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.21*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.22*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.23*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 14, 1995.	Previously filed as Exhibit 10(l) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1997, and incorporated herein by reference.

10.24*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.25*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated December 15, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

38 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.26*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated May 10, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated November 14, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.29*	Amendment dated December 10, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.30*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.31*	Amendment dated December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.32*	Amendment dated December 15, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.33*	Amendment dated February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated February 27, 2008, and incorporated herein by reference.

10.34*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 39

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.35*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.36*	Amendment dated December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.37*	Amendment dated December 15, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the period ended December 31, 2006, and incorporated herein by reference.

10.38*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.39*	Amendment dated March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.40*	Amendment effective October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.41*	Amendment dated June 11, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.42*	Amendment dated November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

40 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.43*	Amendment dated July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.44*	Amendment dated February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.45*	Amendment dated December 13, 2005 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.46*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.47*	Amendment dated November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.48*	Amendment dated February 11, 1997 to the Directors’ Deferred Compensation Plan for The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.49*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. effective as of December 1, 1993.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.50*	Amendment dated November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 41

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.51*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.52*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.53*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

10.54*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.55*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.56*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.57*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.58*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.59*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

42 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.60*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.61*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.62*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated October 16, 2006, and incorporated herein by reference.

10.63*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.64*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.65*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.66*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.67*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 43

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.68**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.69*	Form of Mellon Financial Corporation, Long-Term Profit Incentive Plan, Type I Stock Option Agreement.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 2004, and incorporated herein by reference.

10.70*	Form of Mellon Financial Corporation, Performance Accelerated Restricted Stock Agreement – Corporate Performance Goals.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.71*	Form of Mellon Financial Corporation, Deferred Share Award Agreement (Performance Accelerated Restricted Stock) – Corporate Performance Goals.	Previously filed as Exhibit 99.7 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.72*	Form of Type I Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.8 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 18, 2005, and incorporated herein by reference.

10.73*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.74*	Form of Nonqualified Stock Option Agreement of Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

10.75*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated February 15, 2005, and incorporated herein by reference.

10.76*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 19, 2005, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.
**	Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

44 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.77*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.78*	Form of Type I Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 23, 2006, and incorporated herein by reference.

10.79*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 28, 2008 and incorporated herein by reference.

10.80*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.81*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated January 31, 2006, and incorporated herein by reference.

10.82*	Amendment to Agreements between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.83*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.84*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.85*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 45

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.86*	Service Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.87*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Thomas A. Renyi.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.88*	Employment Agreement between Mellon Financial Corporation and Steven G. Elliott, effective as of February 1, 2004.	Previously filed as Exhibit 10.16 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2003, and incorporated herein by reference.

10.89*	Amendment to Agreements between Mellon Financial Corporation and Steven G. Elliott dated December 22, 2006.	Previously filed as Exhibit 10.52 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.90*	Description regarding amendments entered into on December 22, 2006 by Steven G. Elliott and Mellon Financial Corporation to his Change in Control Severance Agreement, employment agreement, equity award agreement and related matters.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated December 22, 2006, and incorporated herein by reference.

10.91*	Form of Nonqualified Stock Option Agreement – Chief Executive Officer and Senior Vice Chairman of Mellon Financial Corporation.	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.92*	Form of Performance Accelerated Restricted Stock Agreement – Senior Vice Chairman.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated May 17, 2005, and incorporated herein by reference.

10.93*	Confidentiality and Non-Solicitation Agreement made as of April 20, 2006, by and between Mellon Financial Corporation and Ronald P. O’Hanley.	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated April 20, 2006, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

46 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.94*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) dated July 13, 2007, and incorporated herein by reference.

10.95	Lease agreement dated July 16, 2004 between Suntrust Equity Funding, LLC and Tennessee Processing Center LLC.	Previously filed as Exhibit 10(ooo) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.96	Master Agreement dated July 16, 2004 between The Bank of New York Company, Inc. and Tennessee Processing Center LLC, Suntrust Equity Funding, LLC.	Previously filed as Exhibit 10(ppp) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.97	Purchase & Assumption Agreement, dated as of April 7, 2006 by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on April 13, 2006, and incorporated herein by reference.

10.98	Amended and Restated Purchase & Assumption Agreement, dated as of October 1, 2006, by and between The Bank of New York Company, Inc. and JPMorgan Chase & Co.	Previously filed as Exhibit 10.2 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2006, and incorporated herein by reference.

10.99	Lease dated as of December 31, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.100	Non-prosecution agreement with the U.S. Attorney’s Offices for the Eastern and Southern Districts of New York.	Previously filed as Exhibit 99.1 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on November 8, 2005, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 47

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.101	Letter from the United States Attorney, Western District of Pennsylvania, dated August 14, 2006, addressed to W. Thomas McGough, Jr., Esq., Efrem Grail, Esq., and Michael Bleier, Esq., setting forth the Settlement Agreement between the United States Attorney for the Western District of Pennsylvania and Mellon Bank, N.A., signed on behalf of Mellon Bank, N.A. on August 17, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) dated August 18, 2006, and incorporated herein by reference.

10.102*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.103*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Thomas A. Renyi.	Previously filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.104*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Messrs. Gerald L. Hassell and Bruce W. Van Saun.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.105*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.106*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.107*	General Release of Thomas A. Renyi, dated July 22, 2008.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

48 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.108*	General Release of Bruce Van Saun, dated Aug. 29, 2008.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.109*	Letter Agreement entered into by The Bank of New York Mellon Corporation and Bruce Van Saun, dated Aug. 22, 2008, accepted Aug. 25, 2008.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 17, 2008, and incorporated herein by reference.

10.110*	Description regarding amendments entered into on July 7, 2008 by The Bank of New York Mellon Corporation and Thomas P. Gibbons.	Previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2008, and incorporated herein by reference.

10.111	Letter Agreement, dated October 26, 2008, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 30, 2008, and incorporated herein by reference.

10.112*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated December 18, 2008.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.113*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated December 18, 2008.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.114*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated December 18, 2008.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.115*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated December 18, 2008.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.116*	Amendment to Change in Control Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.160 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 49

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.117*	Amendment to Continuing Terms of Employment Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Steven G. Elliott.	Previously filed as Exhibit 10.162 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.118*	Amendment to Letter Agreement relating to Section 409A of the Internal Revenue Code, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.164 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.119*	Amendment to Letter Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.165 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.120*	Form of Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.166 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.121*	Form of Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.167 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.122*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.123*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.124*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.125*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 27, 2009, and incorporated herein by reference.

10.126*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

50 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.127*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) filed on November 6, 2009, and incorporated herein by reference.

10.128	Settlement and Release Agreement dated October 21, 2009, by and between The Federal Customs Service of the Russian Federation and The Bank of New York Mellon (English version).	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) filed on October 23, 2009, and incorporated herein by reference.

10.129*	General Release of Torry Berntsen, dated August 6, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) filed on February 26, 2010, and incorporated herein by reference.

10.130	Confirmation of Forward Sale Transaction dated as of June 3, 2010 between The Bank of New York Mellon Corporation and Goldman, Sachs & Co.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2010, and incorporated herein by reference.

10.131*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.132*	Form of Notice Letter between The Bank of New York Mellon Corporation and Certain Executive Officers.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.133*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.134*	Form of Executive Restricted Stock Agreement.	Filed herewith.

10.135*	Form of Executive Stock Option Agreement.	Filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

*	Management contract or compensatory plan arrangement.

BNY Mellon 51

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

13.1	All portions of The Bank of New York Mellon Corporation 2010 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the Securities and Exchange Commission and are not “filed” as part of this filing.	Filed herewith.

21.1	Primary subsidiaries of the Company.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

24.1	Power of Attorney.	Filed herewith.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

52 BNY Mellon