Form 10-Q
period 2011-03-31
Bank of New York Mellon CORP
filed 2011-05-09
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2011

Common Stock, $0.01 par value	1,241,723,885

THE BANK OF NEW YORK MELLON CORPORATION

FIRST QUARTER 2011 FORM 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
First quarter 2011 and subsequent events	5
Highlights of first quarter 2011 results	5
Fee and other revenue	7
Net interest revenue	9
Average balances and interest rates	10
Noninterest expense	11
Income taxes	12
Review of businesses	12
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	34
Capital	38
Trading activities and risk management	40
Foreign exchange and other trading	41
Asset/liability management	41
Off-balance-sheet arrangements	42
Supplemental information – Explanation of Non-GAAP financial measures	42
Recent accounting and regulatory developments	45
Government monetary policies and competition	52
Website information	52

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	54
Consolidated Balance Sheet (unaudited)	56
Consolidated Statement of Cash Flows (unaudited)	57
Consolidated Statement of Changes in Equity (unaudited)	58

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	59
Note 2 – Accounting changes and new accounting guidance	59
Note 3 – Acquisitions	60
Note 4 – Discontinued operations	61
Note 5 – Securities	61
Note 6 – Loans and asset quality	65
Note 7 – Goodwill and intangible assets	70
Note 8 – Other assets	72
Note 9 – Net interest revenue	72
Note 10 – Employee benefit plans	73
Note 11 – Restructuring charges	73
Note 12 – Income taxes	74
Note 13 – Securitizations and variable interest entities	74
Note 14 – Fair value of financial instruments	77
Note 15 – Fair value measurement	78
Note 16 – Fair value option	87
Note 17 – Derivative instruments	87
Note 18 – Commitments and contingent liabilities	91
Note 19 – Review of businesses	96
Note 20 – Supplemental information to the Consolidated Statement of Cash Flows	99

Item 4. Controls and Procedures	100

Forward-looking Statements.	101

Part II – Other Information

Item 1. Legal Proceedings	102

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	102

Item 6. Exhibits	102

Signature	103

Index to Exhibits	104

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2011	Dec. 31, 2010 (a)	March 31, 2010 (a)
Net income basis:
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$625	$679	$559
Basic EPS	0.50	0.55	0.46
Diluted EPS	0.50	0.54	0.46

Return on common equity (annualized)	7.7%	8.3%	7.6%
Return on average assets (annualized)	0.98%	1.05%	1.01%

Continuing operations:
Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$625	$690	$601
Basic EPS from continuing operations	0.50	0.55	0.50
Diluted EPS from continuing operations	0.50	0.55	0.49

Fee and other revenue	$2,838	$2,972	$2,529
Income of consolidated investment management funds	110	59	65
Net interest revenue	698	720	765

Total revenue	$3,646	$3,751	$3,359

Return on common equity (annualized) (b)	7.7%	8.5%	8.2%

Return on tangible common equity (annualized) – Non-GAAP (b)	24.3%	27.5%	25.8%

Fee revenue as a percentage of total revenue excluding net securities gains	78%	79%	75%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$238	$246	$242

Percentage of non-U.S. total revenue	37%	38%	35%

Pre-tax operating margin (b)	26%	26%	26%
Non-GAAP adjusted (b)	28%	30%	34%

Net interest margin (FTE)	1.49%	1.54%	1.89%

Assets under management (“AUM”) at period end (in billions)	$1,229	$1,172	$1,105

Assets under custody and administration (“AUC”) at period end (in trillions)	$25.5	$25.0	$22.4
Equity securities	32%	32%	30%
Fixed income securities	68%	68%	70%
Cross-border assets at period end (in trillions)	$9.9	$9.2	$8.8

Market value of securities on loan at period end (in billions) (c)	$278	$278	$253

Average common shares and equivalents outstanding (in thousands):
Basic	1,234,076	1,232,568	1,202,533
Diluted	1,238,284	1,235,670	1,206,286

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2011	Dec. 31, 2010 (a)	March 31, 2010 (a)
Capital ratios:
Tier 1 capital ratio (d)	14.0%	13.4%	13.3%
Total (Tier 1 plus Tier 2) capital ratio (d)	16.8%	16.3%	17.2%
Common shareholders’ equity to total assets ratio (b)	12.5%	13.1%	13.5%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	5.9%	5.8%	6.1%
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)(d)	12.4%	11.8%	11.6%

Selected average balances:
Interest-earning assets	$190,185	$187,597	$163,429
Assets of operations	$243,356	$241,734	$212,685
Total assets	$257,698	$256,409	$225,415
Interest-bearing deposits	$116,515	$111,776	$101,034
Noninterest-bearing deposits	$38,616	$39,625	$33,330
Total The Bank of New York Mellon Corporation shareholders’ equity	$32,827	$32,379	$29,715

Other information at period end:
Full-time employees	48,400	48,000	42,300
Cash dividends per common share	$0.09	$0.09	$0.09
Dividend yield (annualized)	1.2%	1.2%	1.2%
Closing common stock price per common share	$29.87	$30.20	$30.88
Market capitalization	$37,090	$37,494	$37,456

Book value per common share – GAAP (b)	$26.78	$26.06	$24.47
Tangible book value per common share – Non-GAAP (b)	$9.67	$8.91	$8.69
Common shares outstanding (in thousands)	1,241,724	1,241,530	1,212,941

(a)	Presented on a continuing operations basis.
(b)	See Supplemental Information beginning on page 42 for a calculation of these ratios.
(c)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Investment Services business.
(d)	Determined under Basel I regulatory guidelines. The quarters ended Dec. 31, 2010 and March 31, 2010 include discontinued operations.

BNY Mellon 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company,” and similar terms refer to The Bank of New York Mellon Corporation.

Certain business terms used in this document are defined in the glossary included in our 2010 Annual Report on Form 10-K.

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled “Forward-looking Statements.”

How we reported results

All information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a discussion of discontinued operations, see Note 4 to the Notes to Consolidated Financial Statements.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 42 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services.

The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The credit-related activities previously included in the Treasury Services business, are now included in the Other segment. The income statement has been changed to reflect this realignment as follows:

•	Investment management and performance fees consist of the former asset and wealth management fee revenue; and
•	Investment services fees consist of the former securities servicing fees, including asset servicing, issuer services, clearing services, as well as treasury services fee revenue.

All prior periods have been reclassified. The reclassifications did not affect the results of operations.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a leading manager and servicer of financial assets globally, operating in 36 countries and serving more than 100 markets. Our global client base consists of the world’s largest financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At March 31, 2011, we had $25.5 trillion in assets under custody and administration and $1.23 trillion in assets under management, serviced $11.9 trillion in outstanding debt and, on average, processed $1.7 trillion of global payments per day.

BNY Mellon’s businesses benefit from the global growth in financial assets and from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to

4    BNY Mellon

accelerate the long-term growth of our businesses and achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of our strategy include: providing superior client service versus peers; strong investment performance relative to investment benchmarks; above-median revenue growth relative to peer companies; increasing the percentage of revenue and income derived from outside the U.S.; successful integration of acquisitions; competitive margins; and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted ratio of Tier 1 capital to risk-weighted assets of 10%. We expect to update our capital targets once Basel III guidelines are finalized.

First quarter 2011 and subsequent events

Dividend increase and share repurchase program

In March 2011, BNY Mellon received confirmation that the Federal Reserve did not object to its comprehensive capital plan which provides for capital actions, including a dividend increase and share repurchases. Accordingly, on March 22, 2011, the board of directors authorized a 44% increase in the quarterly common stock dividend to $0.13 per common share. This cash dividend is payable on May 10, 2011, to shareholders of record as of the close of business on April 29, 2011.

In addition, the board approved an increase of 13 million shares to the current share repurchase program authorization, which increased the total common shares available for repurchase to 46.8 million, representing approximately 4% of common shares outstanding. Our current capital plan anticipates the repurchase of up to $1.3 billion worth of outstanding common stock in 2011. During the first quarter of 2011, we repurchased 1.1 million shares. During April of 2011, we repurchased an additional 0.9 million shares.

Agreement to sell Shareowner Services

On April 27, 2011, BNY Mellon announced a definitive agreement to sell its Shareowner Services business. The sales price of $550 million is expected to result in a pre-tax gain and a modest after-tax loss primarily due to the write-off of non-tax deductible goodwill associated with the business. This transaction reflects BNY Mellon’s strategic focus on growing globally our Investment

Management and Investment Servicing businesses. The transaction will further enhance BNY Mellon’s strong capital ratios, generating more than $200 million in additional capital. The transaction is anticipated to close in the third quarter of 2011, subject to regulatory approval.

Agreement to acquire Talon Asset Management

On April 28, 2011, BNY Mellon announced an agreement to acquire the wealth management operations of Chicago-based Talon Asset Management (“Talon”) which manages more than $800 million in assets for wealthy families and institutions. The acquisition of Talon represents BNY Mellon’s first wealth management office in Chicago, the third largest wealth management market in the U.S. At closing, Talon will be included in the Investment Management business. This transaction is expected to close in the second quarter of 2011.

Highlights of first quarter 2011 results

We reported net income applicable to common shareholders of BNY Mellon of $625 million, or $0.50 per diluted common share, in the first quarter of 2011 compared with net income from continuing operations of $601 million, or $0.49 per diluted common share, in the first quarter of 2010 and $690 million, or $0.55 per diluted common share, in the fourth quarter of 2010.

Net income applicable to common shareholders, totaled $625 million, or $0.50 per diluted common share, in the first quarter of 2011 compared with net income applicable to common shareholders, including discontinued operations, of $559 million, or $0.46 per diluted common share, in the first quarter of 2010 and $679 million, or $0.54 per diluted common share, in the fourth quarter of 2010.

Highlights for the first quarter of 2011 include:

•

Assets under custody and administration (“AUC”) totaled a record $25.5 trillion at March 31, 2011 compared with $22.4 trillion at March 31, 2010 and $25.0 trillion at Dec. 31, 2010. Both increases primarily reflect higher market values and net new business. The increase compared with March 31, 2010 also reflects the acquisitions of Global Investment Servicing (“GIS”) on July 1, 2010 and BHF Asset Servicing GmbH (“BAS”) on Aug. 2, 2010 (collectively, “the Acquisitions”). (See the Investment Services business on page 19).

•

Assets under management (“AUM”), excluding securities lending assets, totaled a record $1.23 trillion at March 31, 2011 compared with $1.11 trillion at March 31, 2010 and $1.17 trillion at Dec. 31, 2010. This represents an increase of 11% compared with the prior year and 5% sequentially. Both increases were primarily due to higher market values and net new business. (See the Investment management business on page 16).

•	Investment services fees totaled $1.7 billion in the first quarter of 2011 compared with $1.3 billion in the first quarter of 2010. The increase reflects the Acquisitions, new business and

BNY Mellon    5

higher market values. (See the Investment Services business on page 19).
•

Investment management and performance fees, totaled $764 million in the first quarter of 2011 compared with $686 million in the first quarter of 2010. The increase reflects higher market values and net new business. (See the Investment Management business beginning on page 16).

•

Foreign exchange and other trading revenue totaled $198 million in the first quarter of 2011 compared with $262 million in the first quarter of 2010. In the first quarter of 2011, foreign exchange revenue totaled $173 million, a decrease of 1% compared with the first quarter of 2010, as increased volumes were more than offset by declines in volatility. Other trading revenue was $25 million in the first quarter of 2011, a decrease of $62 million compared with the first quarter of 2010 driven by lower fixed income and derivatives trading revenue. (See Fee and other revenue beginning on page 7).

•

Investment income and other revenue totaled $81 million in the first quarter of 2011 compared with $145 million in the first quarter of 2010. The decrease primarily reflects a reduction in foreign currency translation revenue and lower lease residual gains. (See Fee and other revenue beginning on page 7).

•	Net interest revenue totaled $698 million in the first quarter of 2011 compared with $765 million in the first quarter of 2010. The net interest margin (FTE) for the first quarter of 2011 was

1.49% compared with 1.89% in the first quarter of 2010. Both of the decreases reflect lower spreads resulting from the continued impact of the low interest rate environment. (See Net interest revenue beginning on page 9).

•

There was no provision for credit losses in the first quarter of 2011 compared with a charge of $35 million in the first quarter of 2010. (See Asset quality and allowance for credit losses beginning on page 29).

•

Noninterest expense totaled $2.7 billion in the first quarter of 2011 compared with $2.4 billion in the first quarter of 2010. The increase, reflects the impact of the Acquisitions, higher expenses associated with our revenue mix, litigation, pension and healthcare expenses, and continued investment in our franchise. (See Noninterest expense beginning on page 11).

•

Unrealized net of tax gains on our total investment securities portfolio were $279 million at March 31, 2011 compared with $150 million at Dec. 31, 2010. The improvement in the valuation of the investment securities portfolio was driven by narrowing credit spreads on non-agency residential mortgage-backed securities (“RMBS”). (See Consolidated balance sheet review beginning on page 24).

•	Our Tier 1 capital ratio was 14.0% at March 31, 2011 compared with 13.4% at Dec. 31, 2010. The increase primarily reflects earnings retention. (See Capital beginning on page 38).

6    BNY Mellon

Fee and other revenue

Fee and other revenue						1Q11 vs.
(dollars in millions, unless otherwise noted)	1Q11		4Q10		1Q10	1Q10	4Q10
Investment services fees:
Asset servicing	$923		$914		$637	45%	1%
Issuer services	351		409		333	5	(14)
Clearing services	292		278		230	27	5
Treasury services	128		129		131	(2)	(1)
Total investment services fees	1,694		1,730		1,331	27	(2)
Investment management and performance fees	764		800		686	11	(5)
Foreign exchange and other trading revenue	198		258		262	(24)	(23)
Distribution and servicing	53		55		48	10	(4)
Financing-related fees	43		48		50	(14)	(10)
Investment income	67		64		108	(38)	5
Other	14		16		37	(62)	(13)
Total fee revenue	$2,833		$2,971		$2,522	12%	(5)%
Net securities gains	5		1		7	N/M	N/M
Total fee and other revenue	$2,838	(a)	$2,972	(a)	$2,529	12%	(5)%

Fee revenue as a percent of total revenue excluding net securities gains	78%		79%		75%

Market value of AUM at period end (in billions)	$1,229		$1,172		$1,105	11%	5%
Market value of AUC and administration at period end (in trillions)	$25.5		$25.0		$22.4	14%	2%

(a)	Total fee revenue from the Acquisitions was $261 million in the first quarter of 2011 and $246 million in the fourth quarter of 2010.
N/M	– Not meaningful.

Fee revenue

Fee revenue increased 12% year-over-year and decreased 5% (unannualized) sequentially. The year-over-year increase primarily reflects the impact of the Acquisitions, higher market values and net new business, partially offset by decreases in foreign exchange and other trading revenue, investment income and other fee revenue. The sequential decrease primarily reflects seasonally lower depositary receipts and performance fees, as well as lower foreign exchange volatility.

Investment services fees

Investment services fees were impacted by the following, compared with the first quarter of 2010 and fourth quarter of 2010:

•

Asset servicing fees – Year-over-year and sequential results were positively impacted by higher market values, new business and asset inflows from existing clients. The year-over-year increase was primarily driven by the impact of the Acquisitions.

•	Issuer services fees – The increase year-over-year resulted from higher depositary receipts revenue, reflecting higher corporate action and issuance and cancellation fees. The decrease sequentially was driven by seasonally lower depositary receipts revenue.
•

Clearing services fees – The year-over-year and sequential increases reflect strong growth in mutual fund assets and positions, increased daily average revenue trades (“DARTs”), higher market values and new business. The year-over-year increase was also driven by the impact of the GIS acquisition.

•	Treasury services fees – The year-over-year and sequential decreases primarily resulted from lower global payment services revenue.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $764 million in the first quarter of 2011, an increase of 11% year-over-year and a decrease of 5% (unannualized) sequentially. Performance fees were $17 million in the first quarter of 2011 compared with $13 million in the first quarter of 2010 and $73 million in the fourth quarter of 2010. The sequential decrease in performance fees reflects seasonality. Excluding performance fees, investment management fees totaled $747 million, an increase of 11% compared with the prior year period and 3% (unannualized)

BNY Mellon    7

sequentially. Both increases reflect higher market values and net new business.

Total AUM for the Investment Management business was $1.23 trillion at March 31, 2011 compared with $1.17 trillion at Dec. 31, 2010 and $1.11 trillion at March 31, 2010. The increases from both prior periods were primarily due to higher market values and net new business. The S&P 500 Index was 1326 at March 31, 2011 compared with 1258 at Dec. 31, 2010 (a 5% increase) and 1169 at March 31, 2010 (a 13% increase).

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Foreign exchange	$173	$206	$175
Fixed income	17	39	80
Credit derivatives	(1)	(3)	(2)
Other	9	16	9
Total	$198	$258	$262

Foreign exchange and other trading revenue was $198 million in the first quarter of 2011, a decrease of 24% compared with the first quarter of 2010, and 23% (unannualized) compared with the fourth quarter of 2010. In the first quarter of 2011, foreign exchange revenue totaled $173 million, a decrease of 1% year-over-year and 16% (unannualized) sequentially, as increased volumes were more than offset by declines in volatility. Other trading revenue was $25 million in the first quarter of 2011, a decrease of $62 million compared with the first quarter of 2010 and $27 million compared with the fourth quarter of 2010. Both decreases were driven by lower fixed income and derivatives trading revenue. Foreign exchange and other trading revenue is primarily reported in the Investment Services business. Other trading revenue is also reported in the Other segment.

Distribution and servicing fees

Distribution and servicing fees earned from mutual funds are primarily based on average assets in the funds and the sales of funds that we manage or administer and are primarily reported in the Investment Management business. These fees, which include 12b-1 fees, fluctuate with the overall level of net sales, the relative mix of sales between share classes and the funds’ market values.

Distribution and servicing fee revenue increased $5 million compared with the first quarter of 2010 and decreased $2 million compared with the fourth quarter of 2010. The year-over-year increase primarily reflects new business inflows. The sequential decrease primarily reflects lower redemptions. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees decreased $7 million compared with the first quarter of 2010 and $5 million sequentially. Both decreases were primarily driven by lower credit related fees, primarily reflecting our strategy to reduce targeted risk exposure.

Investment income

Investment income
(in millions)	1Q11	4Q10	1Q10
Corporate/bank-owned life insurance	$37	$38	$36
Lease residual gains	13	2	52
Equity investment income	5	10	12
Private equity gains	10	10	5
Seed capital gains	2	4	3
Total investment income	$67	$64	$108

Investment income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income. The decrease, compared with the first quarter of 2010, primarily reflects lower lease residual gains. The increase, compared to the fourth quarter of 2010, primarily reflects higher lease residual gains partially offset by lower equity investment income.

8    BNY Mellon

Other revenue

Other revenue
(in millions)	1Q11	4Q10	1Q10
Expense reimbursements from joint ventures	$9	$9	$10
Asset-related gains	14	5	3
Other income (loss)	(11)	(2)	24
Economic value payments	2	4	-
Total other revenue	$14	$16	$37

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

Total other revenue decreased in the first quarter of 2011 compared with both the first quarter of 2010 and the fourth quarter of 2010 primarily due to lower foreign currency translation revenue partially offset by a $13 million net gain recorded in the first quarter of 2011 related to loan sales and valuation changes on loans from Mellon United National Bank, our former national bank subsidiary located in Florida, (“MUNB”). For additional information on discontinued operations, see Note 4 of the Notes to Consolidated Financial Statements.

Net securities gains

Net securities gains totaled $5 million in the first quarter of 2011, compared with $7 million in the first quarter of 2010 and $1 million in the fourth quarter of 2010. In the first quarter of 2011, $228 million of non-agency RMBS were sold at a gain of $10 million partially offset by impairment charges of $5 million on European floating rate notes and Alt-A RMBS.

The following table details net securities gains by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net securities gains
(in millions)	1Q11	4Q10	1Q10
Alt-A RMBS	$5	$-	$(7)
Prime RMBS	9	-	-
Subprime RMBS	(6)	(4)	-
European floating rate notes	(3)	-	-
Other	-	5	14
Net securities gains	$5	$1	$7

Net interest revenue

Net interest revenue				1Q11 vs.
(dollars in millions)	1Q11	4Q10	1Q10	1Q10		4Q10
Net interest revenue (non-FTE)	$698	$720	$765	(9)%		(3)%
Tax equivalent adjustment	4	4	5	N/M		N/M
Net interest revenue (FTE) – Non-GAAP	$702	$724	$770	(9)%		(3)%
Average interest-earning assets	$190,185	$187,597	$163,429	16%		1%
Net interest margin (FTE)	1.49%	1.54%	1.89%	(40	)bps	(5	)bps

N/M – Not meaningful.

bps – basis points.

Net interest revenue totaled $698 million in the first quarter of 2011 compared with $765 million in the first quarter of 2010 and $720 million in the fourth quarter of 2010. Both the year-over-year and sequential declines reflect lower spreads resulting from the continued impact of the low interest rate environment and lower discount accretion, partially offset by higher average assets. The sequential decline also reflects a lower day count. Net interest revenue in the first quarter of 2011 includes $10 million related to both timing differences on hedges and an interest payment on a deposit for a bankruptcy matter.

The net interest margin was 1.49% in the first quarter of 2011 compared with 1.89% in the first quarter of 2010 and 1.54% in the fourth quarter of 2010. The declines primarily reflect the factors mentioned above.

BNY Mellon    9

Average balances and interest rates

Average balances and interest rates	Quarter ended
	March 31, 2011		Dec. 31, 2010		March 31, 2010
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$57,637	1.03%	$59,660	0.96%	$55,800	1.03%
Interest-bearing deposits held at the Federal Reserve and other central banks	20,373	0.32	16,787	0.32	12,129	0.33
Federal funds sold and securities purchased under resale agreements	4,514	0.50	5,553	3.15	3,859	0.71
Margin loans	6,984	1.48	6,289	1.55	5,241	1.49
Non-margin loans:
Domestic offices	22,391	2.52	21,780	2.55	19,510	3.12
Foreign offices	9,191	1.44	9,460	1.53	9,463	1.62

Total non-margin loans	31,582	2.21	31,240	2.24	28,973	2.63
Securities:
U.S. government obligations	12,849	1.61	11,390	1.51	6,600	1.40
U.S. government agency obligations	20,221	2.98	21,406	2.95	19,429	3.58
State and political subdivisions	557	6.37	587	6.53	670	6.37
Other securities	31,770	3.43	31,987	3.55	28,653	4.20
Trading securities	3,698	2.44	2,698	3.02	2,075	2.49

Total securities	69,095	2.93	68,068	3.02	57,427	3.63

Total interest-earning assets	190,185	1.85%	187,597	1.95%	163,429	2.18%
Allowance for loan losses	(494)		(530)		(502)
Cash and due from banks	4,088		4,224		3,514
Other assets	49,577		50,220		45,346
Assets of discontinued operations	-		223		898
Assets of consolidated investment management funds	14,342		14,675		12,730
Total assets	$257,698		$256,409		$225,415
Liabilities
Interest-bearing liabilities:
Money market rate accounts	$31,844	0.09%	$30,149	0.10%	$21,741	0.09%
Savings	1,600	0.16	1,433	0.22	1,372	0.27
Certificates of deposit of $100,000 & over	296	0.06	285	0.08	648	0.25
Other time deposits	5,396	0.35	5,149	0.31	5,224	0.30
Foreign offices	77,379	0.29	74,760	0.26	72,049	0.16

Total interest-bearing deposits	116,515	0.23	111,776	0.22	101,034	0.16
Federal funds purchased and securities sold under repurchase agreements	5,172	0.07	7,256	2.13	3,697	0.07
Trading liabilities	2,764	1.14	1,704	1.06	1,178	1.07
Other borrowed funds	1,821	2.69	1,999	1.65	1,627	2.62
Payables to customers and broker-dealers	6,701	0.10	5,878	0.11	6,372	0.08
Long-term debt	17,014	1.87	16,624	1.87	16,808	1.50

Total interest-bearing liabilities	149,987	0.45%	145,237	0.53%	130,716	0.36%
Total noninterest-bearing deposits	38,616		39,625		33,330
Other liabilities	22,350		24,740		18,420
Liabilities of discontinued operations	-		223		898
Liabilities and obligations of consolidated investment management funds	13,114		13,481		11,540
Total liabilities	224,067		223,306		194,904
Temporary equity:
Redeemable noncontrolling interests	76		22		-
Permanent equity:
Total BNY Mellon shareholders’ equity	32,827		32,379		29,715
Noncontrolling interest	8		8		26
Noncontrolling interests of consolidated investment management funds	720		694		770
Total permanent equity	33,555		33,081		30,511
Total liabilities, temporary equity and permanent equity	$257,698		$256,409		$225,415
Net interest margin – Taxable equivalent basis		1.49%		1.54%		1.89%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

10    BNY Mellon

Noninterest expense

Noninterest expense (dollars in millions)					1Q11 vs.
	1Q11	4Q10		1Q10	1Q10	4Q10
Staff:
Compensation	$876	$871		$753	16%	1%
Incentives	325	348		284	14	(7)
Employee benefits	223	198		183	22	13
Total staff	1,424	1,417		1,220	17	-
Professional, legal and other purchased services	283	320		241	17	(12)
Net occupancy	153	158		137	12	(3)
Software	122	117		94	30	4
Distribution and servicing	111	104		89	25	7
Furniture and equipment	84	90		75	12	(7)
Sub-custodian	68	70		52	31	(3)
Business development	56	88		52	8	(36)
Other	277	260		186	49	7
Subtotal	2,578 (a)	2,624	(a)	2,146	20	(2)
Amortization of intangible assets	108	115		97	11	(6)
Restructuring charges	(6)	21		7	N/M	N/M
M&I expenses	17	43		26	(35)	(60)
Special litigation reserves	N/A	N/A		164	N/M	N/M
Total noninterest expense	$2,697	$2,803		$2,440	11%	(4)%
Total staff expense as a percent of total revenue	39%	38%		36%
Employees at period end	48,400	48,000		42,300	14%	1%

(a)	Noninterest expense from the Acquisitions was $203 million in the first quarter of 2011 and $196 million in the fourth quarter of 2010.

N/A – Not applicable.

N/M – Not meaningful.

Total noninterest expense increased $257 million compared with the first quarter of 2010 and decreased $106 million compared with the fourth quarter of 2010. Excluding amortization of intangible assets, restructuring charges, merger and integration expenses (“M&I”) and special litigation reserves, noninterest expense increased $432 million year-over-year and decreased $46 million sequentially. The year-over-year increase reflects the impact of the Acquisitions, higher expenses associated with our revenue mix, $47 million of litigation expense in the first quarter of 2011, higher pension and healthcare expenses, and continued investment in our franchise. The sequential decrease reflects seasonality, as well as higher expenses in the fourth quarter of 2010 primarily related to the full-year impact of adjusting compensation to market levels and the write-off of equipment, partially offset by higher litigation and pension and healthcare expenses.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 55% of total noninterest expense in the first quarter of 2011, excluding amortization of intangible assets, restructuring charges and M&I expenses.

The increase in staff expense compared with the first quarter of 2010 primarily reflects the impact of the Acquisitions, higher pension and healthcare expenses and the impact of adjusting compensation to market levels in the fourth quarter of 2010. The increase in staff expense compared with the fourth quarter of 2010 primarily reflects higher pension and healthcare expenses, partially offset by the full-year impact of adjusting compensation to market levels in the fourth quarter of 2010.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves, totaled $1,154 million in the first quarter of 2011 compared with $926 million in the first quarter of 2010 and

BNY Mellon    11

$1,207 million in the fourth quarter of 2010. The increase compared with the first quarter of 2010 primarily reflects the impact of the Acquisitions, higher litigation expense and continued investment in our franchise. The decrease in non-staff expense compared with the fourth quarter of 2010 primarily reflects seasonally higher expenses in the fourth quarter of 2010 related to the write-off of equipment, partially offset by higher litigation expense in the first quarter of 2011.

Given the severity of the economic downturn, the financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate litigation costs to continue to exceed historic trend levels. For additional information on litigation matters, see Note 18 of the Notes to Consolidated Financial Statements.

For additional information on restructuring charges, see Note 11 of the Notes to Consolidated Financial Statements.

In the first quarter of 2011, we incurred $17 million of M&I expenses primarily related to the integration of the Acquisitions.

Income taxes

The effective tax rate for the first quarter of 2011 was 29.3% compared with 29.1% on a continuing operations basis in the first quarter of 2010 and 27.3% on a continuing operations basis in the fourth quarter of 2010.

We expect the effective tax rate to be approximately 30% for the full year of 2011.

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, and the Other segment.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in BNY ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

Also in the first quarter of 2011, we revised the net interest revenue for our businesses to reflect a new approach which adjusts our transfer pricing methodology to better reflect the value of certain domestic deposits. All prior period business results have been restated to reflect this revision. This revision did not impact the consolidated results.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

For additional information on the accounting principles of our businesses, the primary types of revenue by business and how our businesses are presented and analyzed, see Note 19 to the Notes to Consolidated Financial Statements. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of the businesses.

The operations of acquired businesses are integrated with the existing businesses soon after they are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

Information on our businesses is reported on a continuing operations basis for all periods in 2010.

12    BNY Mellon

See Note 4 to the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

The results of our businesses in the first quarter of 2011 reflect higher market values and the impact of new business that benefited both the Investment Management and Investment Services businesses. Year-over-year results in the Investment Services business were impacted by the Acquisitions, higher depositary receipts revenue and higher clearing revenue, partially offset by lower foreign exchange volatility. Sequentially, results in the Investment Services business reflect lower depositary receipts revenue, lower foreign exchange volatility and persistent weakness in the structured debt markets, partially offset by higher clearing revenue. Money market fee waivers also continue to suppress results in both the Investment Services and Investment Management businesses.

Net interest revenue continues to be impacted by low spreads resulting from the lower interest rate environment, partially offset by higher interest-earning assets.

Noninterest expense increased year-over-year reflecting the Acquisitions and new business. In the Investment Management business, expenses decreased sequentially reflecting lower incentive expense. Sequentially, expenses were flat in the Investment Services business, as lower incentives were offset by higher litigation expense.

Net securities gains and restructuring charges are recorded in the Other segment. In addition, M&I expenses are a corporate level item and are therefore recorded in the Other segment.

The following table presents the value of certain market indices at period end and on an average basis.

Market indices						1Q11 vs
	1Q10	2Q10	3Q10	4Q10	1Q11	1Q10	4Q10
S&P 500 Index (a)	1169	1031	1141	1258	1326	13%	5%
S&P 500 Index – daily average	1123	1135	1095	1204	1302	16	8
FTSE 100 Index (a)	5680	4917	5549	5900	5909	4	-
FTSE 100 Index – daily average	5431	5361	5312	5760	5945	9	3
Barclay’s Capital Aggregate Bondsm Index (a)	300	299	329	323	328	9	2
MSCI EAFE® Index (a)	1584	1348	1561	1658	1703	8	3
NYSE and NASDAQ Share Volume (in billions)	246	299	233	219	225	(9)	3

(a)	Period end.

The period end S&P 500 Index increased 5% sequentially and 13% year-over-year. The period end FTSE 100 Index was unchanged sequentially and increased 4% year-over-year. On a daily average basis, the S&P 500 Index increased 8% sequentially and 16% year-over-year while the FTSE 100 Index increased 3% sequentially and 9% year-over-year.

The changes in the value of market indices primarily impact fee revenue in Investment Management and to a lesser extent Investment Services.

At March 31, 2011, using the S&P 500 Index as a proxy for global equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1 to 2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07. If the global equity markets over or under perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

BNY Mellon    13

For the quarter ended March 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$870	(a)	$1,950	$84	$2,904	(a)
Net interest revenue	53		639	6	698
Total revenue	923		2,589	90	3,602
Provision for credit losses	-		-	-	-
Noninterest expense	685		1,816	196	2,697
Income (loss) before taxes	$238	(a)	$773	$(106)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,318		$178,718	$41,662	$257,698
Excluding intangible amortization:
Noninterest expense	$630		$1,763	$196	$2,589
Income before taxes	293		826	(106)	1,013
Pre-tax operating margin (b)	32%		32%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2011 include $66 million of income from consolidated investment management funds, net of noncontrolling interests. See Supplemental information beginning on page 42.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the quarter ended Dec. 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$899	(a)	$2,010	$108	$3,017	(a)
Net interest revenue	50		598	72	720
Total revenue	949		2,608	180	3,737
Provision for credit losses	2		-	(24)	(22)
Noninterest expense	728		1,812	263	2,803
Income (loss) before taxes	$219	(a)	$796	$(59)	$956	(a)
Pre-tax operating margin (b)	23%		31%	N/M	26%
Average assets	$37,648		$174,815	$43,723	$256,186	(c)
Excluding intangible amortization:
Noninterest expense	$667		$1,759	$262	$2,688
Income before taxes	280		849	(58)	1,071
Pre-tax operating margin (b)	29%		33%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the fourth quarter of 2010 include $45 million of income from consolidated investment management funds, net of noncontrolling interests. See Supplemental information beginning on page 42.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $223 million for the fourth quarter of 2010, consolidated average assets were $256,409 million.

N/M – Not meaningful.

For the quarter ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$793	(a)	$1,865	$59	$2,717	(a)
Net interest revenue	50		589	79	718
Total revenue	843		2,454	138	3,435
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	683		1,682	246	2,611
Income (loss) before taxes	$160	(a)	$772	$(86)	$846	(a)
Pre-tax operating margin (b)	19%		31%	N/M	25%
Average assets	$36,197		$158,837	$45,044	$240,078	(c)
Excluding intangible amortization:
Noninterest expense	$624		$1,630	$246	$2,500
Income before taxes	219		824	(86)	957
Pre-tax operating margin (b)	26%		34%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 include $49 million of income from consolidated investment management funds, net of noncontrolling interests. See Supplemental information beginning on page 42.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.

N/M – Not meaningful.

14    BNY Mellon

For the quarter ended June 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$767	(a)	$1,714	$106	$2,587	(a)
Net interest revenue	53		608	61	722
Total revenue	820		2,322	167	3,309
Provision for credit losses	1		-	19	20
Noninterest expense	655		1,560	101	2,316
Income before taxes	$164	(a)	$762	$47	$973	(a)
Pre-tax operating margin (b)	20%		33%	28%	29%
Average assets	$33,944		$153,836	$40,801	$228,581	(c)
Excluding intangible amortization:
Noninterest expense	$596		$1,521	$101	$2,218
Income before taxes	223		801	47	1,071
Pre-tax operating margin (b)	27%		34%	28%	32%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 include $32 million of income from consolidated investment management funds, net of noncontrolling interests. See Supplemental information beginning on page 42.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M – Not meaningful.

For the quarter ended March 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$775	(a)	$1,590	$205	$2,570	(a)
Net interest revenue	52		653	60	765
Total revenue	827		2,243	265	3,335
Provision for credit losses	-		-	35	35
Noninterest expense	627		1,457	356	2,440
Income (loss) before taxes	$200	(a)	$786	$(126)	$860	(a)
Pre-tax operating margin (b)	24%		35%	N/M	26%
Average assets	$33,805		$153,666	$37,046	$224,517	(c)
Excluding intangible amortization:
Noninterest expense	$569		$1,419	$355	$2,343
Income before taxes	258		824	(125)	957
Pre-tax operating margin (b)	31%		37%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 include $41 million of income from consolidated investment management funds, net of noncontrolling interests. See Supplemental information beginning on page 42.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.

N/M – Not meaningful.

BNY Mellon    15

Investment Management business

(dollar amounts in millions, unless otherwise noted)						1Q11 vs.
	1Q10	2Q10	3Q10	4Q10	1Q11	1Q10	4Q10
Revenue:
Investment management and performance fees:
Mutual funds	$249	$254	$270	$293	$283	14%	(3)%
Institutional clients	265	262	264	283	302	14	7
Wealth management	174	170	172	174	181	4	4
Performance fees	13	19	16	75	17	31	N/M
Total investment management and performance fees	701	705	722	825	783	12	(5)
Distribution and servicing	47	49	53	52	51	9	(2)
Other (a)	27	13	18	22	36	33	64
Total fee and other revenue (a)	775	767	793	899	870	12	(3)
Net interest revenue	52	53	50	50	53	2	6
Total revenue	827	820	843	949	923	12	(3)
Provision for credit losses	-	1	-	2	-	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	569	596	624	667	630	11	(6)
Income before taxes (ex. amortization of intangible assets)	258	223	219	280	293	14	5
Amortization of intangible assets	58	59	59	61	55	(5)	(10)
Income before taxes	$200	$164	$160	$219	$238	19%	9%

Pre-tax operating margin	24%	20%	19%	23%	26%
Pre-tax operating margin (ex. amortization of intangible assets)	31%	27%	26%	29%	32%

Metrics:
Changes in market value of AUM (in billions) (b):
Beginning balance	$1,115	$1,105	$1,047	$1,141	$1,172
Net inflows (outflows):
Long-term	16	12	11	9	31
Money market	(25)	(17)	18	6	(5)
Total net inflows (outflows)	(9)	(5)	29	15	26
Net market/currency impact	(1)	(53)	65	16	31
Ending balance	$1,105	$1,047	$1,141	$1,172	$1,229	11%	5%

AUM at period end, by client type (in billions) (b):
Institutional	$620	$595	$639	$639	$701
Mutual funds	396	370	418	454	451
Private client	89	82	84	79	77
Total AUM	$1,105	$1,047	$1,141	$1,172	$1,229	11%	5%

Composition of AUM at period end, by product type (in billions) (b):
Equity securities	$342	$307	$352	$379	$417	22%	10%
Fixed income securities	313	317	348	342	362	16	6
Money market	332	314	329	332	337	2	2
Alternative investments and overlay	118	109	112	119	113	(4)	(5)
Total AUM	$1,105	$1,047	$1,141	$1,172	$1,229	11%	5%

Wealth management:
Average loans	$6,302	$6,350	$6,520	$6,668	$6,825	8%	2%
Average deposits	$7,325	$8,018	$8,455	$9,140	$9,272	27%	1%

(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See Supplemental information beginning on page 42. Additionally, other revenue includes asset servicing, clearing services and treasury services revenue.
(b)	Excludes securities lending cash management assets.

N/M – Not meaningful.

16    BNY Mellon

Business description

Investment management is comprised of our affiliated investment management boutiques and wealth management.

Our investment management business is responsible, through various subsidiaries, for U.S. and non-U.S. retail, intermediary and institutional investment management, distribution and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, this business includes BNY Mellon Asset Management International, which is responsible for the investment management and distribution of products internationally, and the Dreyfus Corporation and its affiliates, which are responsible for U.S. investment management and distribution of retail mutual funds, and separate accounts and annuities. We are one of the world’s largest asset managers with a top-10 position in both the U.S. and Europe and 11th position globally.

Through BNY Mellon Wealth Management, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, charitable gift programs, endowments and foundations and related entities. At Dec. 31, 2010, BNY Mellon Wealth Management was ranked as the nation’s 8th largest wealth manager and 3rd largest private bank.

The results of the Investment Management business are driven by the period end and average level and mix of assets managed and under custody, the level of activity in client accounts and private banking volumes. Results for this business are also impacted by sales of fee-based products. In addition, performance fees may be generated when the investment performance exceeds various benchmarks and satisfies other criteria. Net interest revenue is determined by loan and deposit volumes and the interest rate spread between customer rates and internal funds transfer rates on loans and deposits. Expenses in this business are mainly driven by staffing costs, incentives, distribution and servicing expense and product distribution costs.

Review of financial results

In the first quarter of 2011, Investment Management had pre-tax income of $238 million compared with $200 million in the first quarter of 2010 and $219 million in the fourth quarter of 2010. Excluding amortization of intangible assets, pre-tax income was $293 million in the first quarter of 2011 compared with $258 million in the first quarter of 2010 and $280 million in the fourth quarter of 2010. Investment Management results compared with both prior periods reflect the benefit of new business in the investment management boutiques and wealth management platform, higher equity values and improved investment performance. The sequential comparison was also impacted by seasonality.

The Investment Management business generated 300 basis points and 100 basis points of positive operating leverage sequentially and year-over-year, excluding amortization of intangible assets.

Investment management and performance fees in the Investment Management business were $783 million in the first quarter of 2011 compared with $701 million in the first quarter of 2010 and $825 million in the fourth quarter of 2010. The year-over-year increase reflects net new business, higher market values and improved investment performance. The sequential decrease reflects seasonally lower performance fees, partially offset by higher market values and net new business. Performance fees were $17 million in the first quarter of 2011 compared with $13 million in the first quarter of 2010 and $75 million in the fourth quarter of 2010. Excluding performance fees, these fees increased 11% year-over-year and 2% (unannualized) sequentially.

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.23 trillion at March 31, 2011, compared with $1.17 trillion at Dec. 31, 2010 and $1.10 trillion at March 31, 2010. Both increases primarily reflect higher market values and net new business.

Net long-term inflows were $31 billion and net short-term outflows were $5 billion in the first quarter of 2011. Long-term inflows benefited from strength in fixed income and equity indexed products and the eighth consecutive quarter of positive flows in retail funds.

BNY Mellon    17

In the first quarter of 2011, 36% of Investment management and performance fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $283 million in the first quarter of 2011 compared with $249 million in the first quarter of 2010 and $293 million in the fourth quarter of 2010. The year-over-year increase reflects higher equity markets and positive net new business. The sequential decrease reflects a lower day count in the first quarter of 2011.

Distribution and servicing fees were $51 million in the first quarter of 2011 compared with $47 million in the first quarter of 2010 and $52 million in the fourth quarter of 2010. The year-over-year increase primarily reflects net new business inflows.

Other fee revenue total $36 million in the first quarter of 2011 compared with $27 million in the first quarter of 2010 and $22 million in the fourth quarter of 2010. The year-over-year increase primarily reflects higher income from consolidated investment management funds.

Net interest revenue was $53 million in the first quarter of 2011, compared with $52 million in the first quarter of 2010 and $50 million in the fourth quarter of 2010. Both increases resulted from record levels of loans and deposits reached in wealth management in the first quarter of 2011 due to organic growth. Average loans increased 8% year-over-year and 2% (unannualized) sequentially; Average deposits increased 27% year-over-year and 1% (unannualized) sequentially.

Revenue generated in the Investment Management business includes 41% from non-U.S. sources in the first quarter of 2011 compared with 39% in the first quarter of 2010 and 42% in the fourth quarter of 2010.

Noninterest expense (excluding amortization of intangible assets) was $630 million in the first quarter of 2011 compared with $569 million in the first quarter of 2010 and $667 million in the fourth quarter of 2010. The year-over-year increase primarily resulted from higher incentive expense driven by new business, and higher distribution and servicing expense. The sequential decrease primarily resulted from lower incentive expense driven primarily by a seasonal decrease in performance fees.

18    BNY Mellon

Investment Services business

						1Q11 vs.
(dollar amounts in millions, unless otherwise noted)	1Q10	2Q10	3Q10	4Q10	1Q11	1Q10	4Q10
Revenue:
Investment services fees:
Asset servicing	$607	$627	$845	$888	$897	48%	1%
Issuer services	333	354	364	409	351	5	(14)
Clearing services	227	240	250	276	290	28	5
Treasury services	130	124	131	128	127	(2)	(1)
Total investment services fees	1,297	1,345	1,590	1,701	1,665	28	(2)
Foreign exchange and other trading revenue	221	249	185	227	208	(6)	(8)
Other (a)	72	120	90	82	77	7	(6)
Total fee and other revenue (a)	1,590	1,714	1,865	2,010	1,950	23	(3)
Net interest revenue	653	608	589	598	639	(2)	7
Total revenue (b)	2,243	2,322	2,454	2,608	2,589	15	(1)
Noninterest expense (ex. amortization of intangible assets) (c)	1,419	1,521	1,630	1,759	1,763	24	-
Income before taxes (ex. amortization of intangible assets)	824	801	824	849	826	-	(3)
Amortization of intangible assets	38	39	52	53	53	39	-
Income before taxes	$786	$762	$772	$796	$773	(2)%	(3)%

Pre-tax operating margin	35%	33%	31%	31%	30%
Pre-tax operating margin (ex. amortization of intangible assets)	37%	34%	34%	33%	32%

Investment services fees as a percentage of noninterest expense (ex. amortization of intangible assets)	91%	88%	98%	97%	94%

Metrics:
Market value of assets under custody and administration (in trillions) (d)	$22.4	$21.8	$24.4	$25.0	$25.5	14%	2%

Market value of securities on loan (in billions) (e)	$253	$248	$279	$278	$278	10%	-%

Securities lending revenue	$24	$30	$26	$27	$27	13%	-%

Average assets	$153,666	$153,836	$158,837	$174,815	$178,718	16%	2%
Average loans	$14,273	$17,053	$17,941	$19,053	$20,554	44%	8%
Average deposits	$122,350	$121,468	$123,212	$136,060	$141,115	15%	4%

Asset servicing:
New business wins (in billions)	$205	$419	$480	$350	$496

Corporate Trust:
Total debt serviced (in trillions)	$11.8	$11.6	$12.0	$12.0	$11.9	1%	(1)%
Number of deals administered	141,904	140,551	135,613	138,067	133,416	(6)%	(3)%

Depositary Receipts:
Number of sponsored programs	1,336	1,345	1,353	1,363	1,368	2%	-%
Total depositary receipts outstanding (in billions)	28.3	29.9	30.0	30.4	31.0	10%	2%

Clearing services:
DARTS volume (in thousands)	188.0	198.4	161.4	185.5	207.2	10%	12%
Average active clearing accounts (in thousands)	4,811	4,896	4,929	4,967	5,443	13%	10%
Average mutual fund assets (U.S. platform) (in millions)	$224,219	$229,714	$243,573	$264,076	$287,682	28%	9%
Average margin loans (in millions)	$5,229	$5,775	$6,261	$6,281	$6,978	33%	11%

Broker-Dealer:
Average tri-party repo collateral (in billions)	$1,540	$1,565	$1,631	$1,793	$1,805	17%	1%

Treasury services:
Global payments transaction volume (in thousands)	10,166	10,678	10,847	11,042	10,587	4%	(4)%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Total revenue from the Acquisitions was $237 million in the third quarter of 2010, $253 million in the fourth quarter of 2010 and $270 million in the first quarter of 2011.
(c)	Noninterest expense from the Acquisitions was $185 million in the third quarter of 2010, $196 million in the fourth quarter of 2010 and $203 million in the first quarter of 2011.
(d)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $964 billion at March 31, 2010, $903 billion at June 30, 2010, $960 billion at Sept. 30, 2010, $1,056 billion at Dec. 31, 2010 and $1,118 billion at March 31, 2011.
(e)	Represents the total amount of securities on loan, both cash and non-cash, managed by the Investment Services business.

BNY Mellon    19

Business description

Investment Services provides global custody and related services, broker-dealer services, alternative investment services, corporate trust, depositary receipt and shareowner services, as well as clearing services and global payment/working capital solutions to global financial institutions. Our comprehensive suite of financial solutions include: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, international payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment, and hedge fund managers.

The results of this business are driven by a number of factors which include: the level of transaction activity; the range of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, and investment manager back-office outsourcing; and the market value of assets under administration and custody. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Business expenses are driven by staff, technology investment, equipment and space required to support the services provided by the business and the cost of execution and clearance and custody of securities.

Our Investment Services business also generates foreign exchange trading revenues, which are influenced by the volume of client transactions and the spread realized on these transactions, market volatility in major currencies, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. As part of our foreign exchange business, we offer a standing instruction program that provides a cost-effective and efficient option to our clients for handling a high volume of small transactions or difficult to execute transactions in restricted and emerging markets currencies. This program provides custody clients and their investment managers an end-to-end solution that transfers to BNY Mellon much of the burden, risk and infrastructure cost associated with such foreign exchange transactions. Custody clients and their investment managers have the option of executing their foreign exchange transactions pursuant to the standing instruction program or through other foreign exchange trading options, including negotiated trading, made available by BNY Mellon or with a foreign exchange provider other than BNY Mellon. Our custody clients choose to use an external foreign exchange provider other than BNY Mellon for a substantial majority of their U.S. dollar volume foreign exchange transactions.

We are one of the leading global securities servicing providers with a total of $25.5 trillion of assets under custody and administration at March, 31, 2011. We continue to maintain our number one ranking in two major global custody surveys. We are the largest custodian for U.S. corporate and public pension plans and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 25% of UK pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing $5.7 trillion in assets. We are the second largest fund administrator in the alternative investment services industry and service 43% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 16 of the 20 primary dealers. We are an industry leader in collateral management, servicing $1.8 trillion in tri-party balances worldwide at March 31, 2011.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of more than $2.6 trillion in 31 markets. We are one of the largest global providers of performance and risk analytics, with $9.7 trillion in assets under measurement.

BNY Mellon is the leading provider of corporate trust services for all major conventional and structured finance debt categories, and a leading provider of specialty services. We service $11.9 trillion in outstanding debt from 61 locations in 20 countries.

20    BNY Mellon

We serve as depositary for 1,368 sponsored American and global depositary receipt programs at March 31, 2011, acting in partnership with leading companies from 63 countries – a 62% global market share. Our transfer agency services are top-ranked and our corporate equity solutions serve over 2,600 institutional clients representing 30 million shareowner accounts worldwide and more than 2 million optionees and employee stock plans participants.

Pershing, our clearing service, takes a consultative approach, working with more than 1,500 financial organizations and 100,000 investment professionals who collectively represent more than five million individual and institutional investors by delivering dependable operational support; robust trading services; flexible technology; an expansive array of investment solutions, including managed accounts, mutual funds and cash management; practice management support and service excellence.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fourth largest Fedwire and CHIPS payment processor, processing about 162,000 global payments daily totaling an average of $1.7 trillion.

Agreement to sell Shareowner Services

On April 27, 2011, BNY Mellon announced a definitive agreement to sell its Shareowner Services business. The sales price of $550 million is expected to result in a pre-tax gain and a modest after-tax loss primarily due to the write-off of non-tax deductible goodwill associated with the business. The transaction is anticipated to close in the third quarter of 2011, subject to regulatory approval.

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

Review of financial results

Assets under custody and administration at March 31, 2011 were a record $25.5 trillion, an increase of 2% from $25.0 trillion at Dec. 31, 2010 and 14% from $22.4 trillion at March 31, 2010. Both increases primarily reflect higher market values and new business. The increase compared with March 31, 2010 also reflects the impact of the Acquisitions. Equity securities constituted 32% and fixed-income securities constituted 68% of the assets under custody and administration at March 31, 2011, compared with 32% equity securities and 68% fixed income securities at Dec. 31, 2010 and 30% equity securities and 70% fixed income securities at March 31, 2010. Assets under custody and administration at March 31, 2011 consisted of assets related to custody, mutual funds, and corporate trust businesses of $20.4 trillion, broker-dealer service assets of $3.2 trillion, and all other assets of $1.9 trillion.

Income before taxes was $773 million in the first quarter of 2011 compared with $786 million in the first quarter of 2010, and $796 million in the fourth quarter of 2010. Income before taxes, excluding amortization of intangible assets, was $826 million in the first quarter of 2011 compared with $824 million in the first quarter of 2010 and $849 million in the fourth quarter of 2010. Investment Services results reflect the impact of the Acquisitions (year-over-year), new business, improved market values, seasonality (sequentially) and declines in foreign currency volatility.

Revenue generated in the Investment Services business includes 36% from non-U.S. sources in the first quarter of 2011, 36% in the first quarter of 2010 and 39% in the fourth quarter of 2010.

Investment services fees increased $368 million, or 28%, compared with the first quarter of 2010 and decreased $36 million, or 2% (unannualized), sequentially.

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $897 million in the first quarter of 2011 compared with $888 million in the fourth quarter of 2010 and $607 million in the first quarter of 2010. Year-over-year and sequential results were positively impacted by higher market values, new business and asset inflows from existing clients. The year-over-year increase was primarily driven by the impact of the Acquisitions.

BNY Mellon    21

•

Issuer services revenue (corporate trust, depositary receipts and shareowner services) was $351 million in the first quarter of 2011 compared with $409 million in the fourth quarter of 2010 and $333 million in the first quarter of 2010. The year-over-year increase was primarily driven by higher depositary receipts revenue, reflecting higher corporate action and issuance and cancellation fees. The decrease sequentially resulted from seasonally lower depositary receipts revenue.

•

Clearing services revenue (Pershing) was $290 million in the first quarter of 2011 compared with $276 million in the fourth quarter of 2010 and $227 million in the first quarter of 2010. The year-over-year and sequential increases reflect strong growth in mutual fund assets and positions, increased revenue from DARTs, higher market values and new business. The year-over-year increase also includes the impact of the GIS acquisition.

Foreign exchange and other trading revenue decreased 6% compared with the first quarter of 2010 and 8% (unannualized) sequentially, as increased foreign exchange volumes were more than offset by declines in volatility.

Net interest revenue was $639 million in the first quarter of 2011 compared with $598 million in the fourth quarter of 2010 and $653 million in the first quarter of 2010. The sequential increase reflects higher deposit balances partially offset by narrower spreads.

Noninterest expense (excluding amortization of intangible assets) increased 24% compared with the first quarter of 2010 and was flat sequentially. The year-over-year increase reflects the impact of the Acquisitions, higher litigation expenses and expenses in support of business growth. Sequentially, lower incentive expense was offset by higher litigation expense.

Other segment

(dollar amounts in millions)	1Q10	2Q10	3Q10	4Q10	1Q11
Revenue:
Fee and other revenue	$205	$106	$59	$108	$84
Net interest revenue	60	61	79	72	6
Total revenue	265	167	138	180	90
Provision for credit losses	35	19	(22)	(24)	-
Noninterest expense (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	158	102	175	198	185
Income (loss) before taxes (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	72	46	(15)	6	(95)
Amortization of intangible assets	1	-	-	1	-
Restructuring charges	7	(15)	15	21	(6)
M&I expenses	26	14	56	43	17
Special litigation reserves	164	N/A	N/A	N/A	N/A
Income (loss) before taxes	$(126)	$47	$(86)	$(59)	$(106)
Average loans and leases	$13,639	$13,261	$12,308	$11,808	$11,187
Average deposits	$4,689	$5,105	$5,564	$6,201	$4,744

N/A – Not applicable.

Business description

The Other segment primarily includes:

•	credit-related services;
•	the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	a 33.2% equity interest in BNY ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the credit services and lease financing portfolios;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance and credit-related financing revenue; and
•	gains (losses) associated with the valuation of investment securities and other assets.

22    BNY Mellon

Expenses include:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting credit-related services, leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other businesses.

Review of financial results

Income before taxes was a loss of $106 million in the first quarter of 2011, compared with losses of $126 million in the first quarter of 2010 and $59 million in the fourth quarter of 2010.

Total fee and other revenue decreased $121 million compared to the first quarter of 2010 and $24 million compared to the fourth quarter of 2010. Both decreases reflect lower fixed income and derivative trading revenue. The year-over-year decrease also reflects a reduction in foreign currency translation revenue and lower lease residual gains.

The year-over-year and sequential declines in net interest revenue reflect a reduction in the net interest margin resulting from the continued impact of the low interest rate environment. The year-over-year decline also reflects lower average loan and lease balances resulting from our credit strategy to reduce targeted risk exposure.

Noninterest expense (excluding amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves) increased $27 million compared to the first quarter of 2010 and decreased $13 million sequentially. The year-over-year increase reflects higher pension and healthcare expenses. The decrease sequentially primarily reflects the write-off of equipment in the fourth quarter of 2010 and a seasonal decrease in marketing and donations.

The Other segment also includes the following activity:

In the first quarter of 2011:

•	net securities gains of $5 million.

In the fourth quarter of 2010:

•	net securities losses of $2 million; and
•	a credit to the provision for credit losses of $24 million.

In the first quarter of 2010:

•	net securities gains of $7 million;
•	a $164 million charge related to special litigation reserves; and
•	a provision for credit losses of $35 million.

Critical accounting estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. Our more critical accounting estimates are those related to goodwill and other intangibles, the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”) and pension accounting as referenced below.

Critical policy	Reference
Pension accounting	BNY Mellon’s 2010 Annual Report, pages 36 through 37.
Goodwill and other intangibles	BNY Mellon’s 2010 Annual Report, page 36.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s 2010 Annual Report, page 33. See page 31 of this Form 10-Q for the impact of estimates on the allowance for credit losses.
Fair value of financial instruments and derivatives	BNY Mellon’s 2010 Annual Report, pages 33 through 35.
OTTI	BNY Mellon’s 2010 Annual Report, pages 35 and 36. See page 26 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.

BNY Mellon    23

Consolidated balance sheet review

At March 31, 2011, total assets were $266.4 billion compared with $247.3 billion at Dec. 31, 2010. The increase in consolidated total assets resulted from a higher level of both interest-bearing and noninterest-bearing deposits. Deposits totaled $162.5 billion at March 31, 2011 and $145.3 billion at Dec. 31, 2010. Total assets averaged $257.7 billion in the first quarter of 2011, compared with $225.4 billion in the first quarter of 2010 and $256.4 billion in the fourth quarter of 2010. At March 31, 2011, total deposits were 61% of total interest-earning assets. The increase in average assets compared with the first quarter of 2010 primarily reflects higher deposit levels and the impact of the Acquisitions. Total deposits averaged $155.1 billion in the first quarter of 2011, $151.4 billion in the fourth quarter of 2010 and $134.4 billion in the first quarter of 2010.

At March 31, 2011, we had approximately $63.5 billion of liquid funds and $28.7 billion of cash (including approximately $24.6 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $92.2 billion of available funds. This compares with available funds of $77.6 billion at Dec. 31, 2010. Our percentage of liquid assets to total assets was 35% at March 31, 2011, compared with 31% at Dec. 31, 2010. Our interest-bearing deposits with banks are all placed with large highly-rated global financial institutions. The average life of the interest-bearing deposits is approximately 51 days.

Investment securities were $66.3 billion at both March 31, 2011 and Dec. 31, 2010, representing 25% of total assets at March 31, 2011 and 27% at Dec. 31, 2010.

Loans were $40.0 billion or 15% of total assets at March 31, 2011, compared with $37.8 billion or 15% of total assets at Dec. 31, 2010. The increase in loan levels was primarily due to secured term loans to broker-dealers.

Total shareholders’ equity applicable to BNY Mellon was $33.3 billion at March 31, 2011 and $32.4 billion at Dec. 31, 2010. The increase in total shareholders’ equity primarily reflects earnings retention and narrower credit spreads in our investment securities portfolio.

BNY Mellon, through its involvement in the Government Securities Clearing Corporation (“GSCC”) settles government securities transactions on a net basis for payment and delivery through the Fed wire system. As a result, at March 31, 2011, the assets and liabilities of BNY Mellon were reduced by $463 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements. This netting is performed in accordance with FASB Interpretation No. 41 (ASC 210-20) “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements”.

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

24    BNY Mellon

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio
	Dec. 31, 2010		1Q11 change in unrealized gain/ (loss)	March 31, 2011			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list: (b)
European floating rate notes (c)	$4,636		$39	$5,020	$4,628		91%	$(392)	86%	11%	3%	-%	-%
Commercial MBS	2,281		2	2,073	2,131		103	58	92	5	3	-	-
Non-agency RMBS	2,577		67	2,652	2,428		84	(224)	30	7	12	51	-
Credit cards	517		-	437	442		99	5	2	96	2	-	-
Other	331		13	305	341		50	36	6	1	24	16	53
Total Watch list (b)	10,342		121	10,487	9,970		89	(517)	67	12	6	13	2
Agency RMBS	20,157		(44)	18,894	19,227		102	333	100	-	-	-	-
Sovereign debt/ sovereign guaranteed	8,585		(27)	9,661	9,683		100	22	100	-	-	-	-
U.S. Treasury securities	12,635		(50)	13,683	13,618		100	(65)	100	-	-	-	-
Non-agency RMBS (d)	4,496		245	3,560	4,383		75	823	2	1	3	94	-
Foreign covered bonds	2,868		(19)	3,122	3,087		99	(35)	97	3	-	-	-
FDIC-insured debt	2,474		(9)	2,460	2,497		101	37	100	-	-	-	-
U.S. Government agency debt	1,005		(4)	1,023	1,017		99	(6)	100	-	-	-	-
Other	3,807		3	2,942	2,919		99	(23)	72	11	4	1	12
Total investment securities	$66,369	(e)	$216	$65,832	$66,401	(e)	97%	$569	87%	3%	1%	8%	1%

(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Includes RMBS, commercial MBS, and other securities.
(d)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(e)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $60 million at Dec. 31, 2010 and $92 million at March 31, 2011.

The fair value of our investment securities portfolio was $66.4 billion at both March 31, 2011 and Dec. 31, 2010. At March 31, 2011, the total investment securities portfolio had an unrealized pre-tax gain of $569 million compared with $353 million at Dec. 31, 2010. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in other comprehensive income was $280 million at March 31, 2011 compared with $151 million at Dec. 31, 2010. The improvement in the valuation of the investment securities portfolio was primarily driven by narrowing credit spreads on non-agency RMBS.

In 2009, we established a Grantor Trust in connection with the restructuring of our investment securities portfolio. The Grantor Trust has been dissolved. The securities held in the former Grantor Trust are included in our investment securities portfolio and were marked down to approximately 60% of face value in 2009. At March 31, 2011, these securities were trading above adjusted amortized cost with a total unrealized pre-tax gain of $823 million compared with an unrealized pre-tax gain of $578 million at Dec. 31, 2010.

At March 31, 2011, 87% of the securities in our portfolio were rated AAA/AA-, unchanged compared with Dec. 31, 2010.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At March 31, 2011, we had $1.5 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these transactions had a remaining average life of approximately 4.0 years. The accretion of discount related to these securities increases net interest revenue and is recorded on a level yield basis. The discount accretion totaled $102 million in the first quarter of 2011, $105 million in the fourth quarter of 2010 and $137 million in the first quarter of 2010.

Also, at March 31, 2011, we had $734 million of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 3.4 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We

BNY Mellon    25

recorded net premium amortization of $71 million in the first quarter of 2011, $71 million in the fourth quarter of 2010 and $67 million in the first quarter of 2010.

In the first quarter of 2011, $228 million of non-agency RMBS were sold at a net gain of $10 million. These gains were partially offset by impairment charges of $5 million on European floating rate notes and Alt-A RMBS. Net securities gains in the first quarter of 2011 were $5 million. The following table provides pre-tax net securities gains by type.

Net securities gains
(in millions)	1Q11	4Q10	1Q10
Alt-A RMBS	$5	$-	$(7)
Prime RMBS	9	-	-
Subprime RMBS	(6)	(4)	-
European floating rate notes	(3)	-	-
Other	-	5	14
Net securities gains	$5	$1	$7

On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the first quarter of 2011, this analysis resulted in a $5 million credit loss on European floating rate notes and Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, credit-related impairment charges on these securities would have increased less than $1 million (pre-tax) or decreased less than $1 million (pre-tax) in the first quarter of 2011. See Note 5 to the Notes to Consolidated Financial Statements for the projected weighted average default rates and loss severities.

At March 31, 2011, the investment securities portfolio includes $62 million of assets not accruing interest, primarily related to securities issued by Lehman Brothers Holdings, Inc. or its affiliates. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2011. The unrealized loss on these securities was $392 million at March 31, 2011, an improvement of 9% compared with $431 million at Dec. 31, 2010.

European floating rate notes at March 31, 2011 (a)
(in millions)	United Kingdom	Netherlands	Other	Total fair value
RMBS	$2,160	$926	$857	$3,943
Other	284	89	312	685
Total	$2,444	$1,015	$1,169	$4,628

(a)	86% of these securities are in the AAA to AA- ratings category.

Included in our investment securities portfolio are the following securities that have credit enhancement provided through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	March 31, 2011		Dec. 31, 2010
State and political subdivisions	$547		$539
Mortgage-backed securities	115		109
Total fair value	$662	(a)	$648
Amortized cost less securities losses	$688		$685
Mark-to-market unrealized loss (pre-tax)	$(26)		$(37)

(a)	The par value guaranteed by the monoline insurers was $742 million.

At March 31, 2011, securities guaranteed by monoline insurers were rated 49% AAA to AA-, 16% A+ to A-, 13% BBB+ to BBB- and 22% BB+ and lower. The increase in the fair value of these securities from Dec. 31, 2010 primarily reflects purchases of municipal securities partially offset by maturities, calls and paydowns. When purchasing securities, we review the credit quality of the underlying securities, as well as the insurer.

See Note 15 to the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

26    BNY Mellon

Loans

Total exposure – consolidated	March 31, 2011			Dec. 31, 2010
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$11.7	$15.9	$27.6	$9.3	$15.8	$25.1
Commercial	1.5	18.2	19.7	1.6	18.8	20.4
Subtotal institutional	13.2	34.1	47.3	10.9	34.6	45.5
Wealth management loans and mortgages	6.7	1.3	8.0	6.5	1.8	8.3
Commercial real estate	1.6	1.5	3.1	1.6	1.6	3.2
Lease financing	2.8	-	2.8	3.1	0.1	3.2
Other residential mortgages	2.1	-	2.1	2.1	-	2.1
Overdrafts	5.8	-	5.8	6.0	-	6.0
Other	0.4	-	0.4	0.8	-	0.8
Subtotal non-margin loans	32.6	36.9	69.5	31.0	38.1	69.1
Margin loans	7.4	-	7.4	6.8	-	6.8
Total	$40.0	$36.9	$76.9	$37.8	$38.1	$75.9

At March 31, 2011, total exposures were $76.9 billion, an increase of 1% from $75.9 billion at Dec. 31, 2010, primarily reflecting secured broker-dealer loans.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 62% of our total lending exposure. A substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

	March 31, 2011					Dec. 31, 2010
Financial institutions portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$5.4	$2.1	$7.5	91%	96%	$3.9	$2.3	$6.2
Banks	5.0	2.3	7.3	83	94	4.2	2.2	6.4
Insurance	0.1	5.1	5.2	98	36	0.1	5.0	5.1
Asset managers	0.9	2.6	3.5	99	82	0.8	2.4	3.2
Government	0.1	2.1	2.2	95	59	0.2	2.1	2.3
Other	0.2	1.7	1.9	95	55	0.1	1.8	1.9
Total	$11.7	$15.9	$27.6	92%	77%	$9.3	$15.8	$25.1

The financial institutions portfolio exposure was $27.6 billion at March 31, 2011, compared to $25.1 billion at Dec. 31, 2010. The increase was primarily driven by a new term loan program that offers fully collateralized loans to broker-dealers. These loans are collateralized with marketable securities and borrowers are required to maintain a daily margin in excess of 100% of the value of the loan.

Financial institution exposures are high quality with 92% meeting the investment grade equivalent criteria of our rating system at March 31, 2011. These exposures are generally short-term, with 77% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

BNY Mellon    27

The asset manager portfolio exposures are high quality with 99% meeting our investment grade equivalent ratings criteria as of March 31, 2011.

These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	March 31, 2011					Dec. 31, 2010
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.8	$6.2	91%	21%	$0.4	$5.9	$6.3
Services and other	0.6	5.5	6.1	87	37	0.7	5.9	6.6
Energy and utilities	0.3	5.4	5.7	97	16	0.3	5.4	5.7
Media and telecom	0.2	1.5	1.7	76	15	0.2	1.6	1.8
Total	$1.5	$18.2	$19.7	90%	24%	$1.6	$18.8	$20.4

The commercial portfolio exposure decreased 3% to $19.7 billion at March 31, 2011, from $20.4 billion at Dec. 31, 2010, reflecting our desire to reduce non-strategic exposure. Our goal is to maintain a predominantly investment grade portfolio.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011
Financial institutions	85%	86%	85%	91%	92%
Commercial	80%	80%	81%	89%	90%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high-risk portfolios. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy, as well as an adjustment in the credit ratings of our existing portfolio, has resulted in a higher percentage of the portfolio that is investment grade at March 31, 2011 compared with March 31, 2010.

Wealth Management loans and mortgages

Wealth Management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 61% at origination. In the wealth management portfolio, 1% of the mortgages were past due at March 31, 2011.

At March 31, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 25%; Massachusetts – 17%; California – 17%; Florida – 8%; and other 33%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.1 billion at March 31, 2011 and $3.2 billion at Dec. 31, 2010.

At March 31, 2011, approximately 65% of our commercial real estate portfolio was secured. The

28    BNY Mellon

secured portfolio is diverse by project type with approximately 58% secured by residential buildings, 23% secured by office buildings, 9% secured by retail properties and 10% secured by other categories. Approximately 97% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At March 31, 2011, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 47%; investment grade REITs – 33%; and other – 20%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $2.6 billion and $207 million of airline exposures at March 31, 2011. Approximately 88% of the leasing exposure is investment grade or investment grade equivalent. The leasing portfolio is likely to decline in the future if risk-adjusted returns are unable to meet our expected returns.

At March 31, 2011, our $207 million of exposure to the airline industry consisted of a $12 million real estate lease exposure, as well as the airline-leasing portfolio which included $70 million to major U.S. carriers, $113 million to foreign airlines and $12 million to U.S. regional airlines.

In 2010, the U.S domestic airline industry showed significant improvement in revenues and yields. Despite this improvement, these carriers continue to have extremely high debt levels. Combined with their high fixed-cost operating models, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.1 billion at March 31, 2011. Included in this portfolio is $706 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-

to-value ratio of 75% and approximately 31% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At March 31, 2011, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers acceptances.

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

We have implemented a credit strategy to reduce exposures that no longer meet risk/return criteria, including an assessment of overall relationship

BNY Mellon    29

profitability. In addition, we make use of credit derivatives and other risk mitigants as economic hedges of portions of the credit risk in our portfolio. The effect of these transactions is to transfer credit risk to creditworthy, independent third parties. The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Margin loans	$7,369	$6,810	$4,863
Non-margin loans	32,643	30,998	29,024
Total loans	$40,012	$37,808	$33,887
Quarterly activity
Allowance for credit losses:
Beginning balance	$571	$608	$628
Provision for credit losses	-	(22)	35
Net (charge-offs) recoveries:
Other residential mortgages	(16)	(14)	(12)
Commercial real estate	(3)	(2)	(5)
Financial institutions	1	(1)	(20)
Commercial	1	2	12
Net (charge-offs)	(17)	(15)	(25)
Total allowance for credit losses	$554	$571	$638
Allowance for loan losses	$467	$498	$520
Allowance for unfunded commitments	87	73	118
Allowance for loan losses as a percentage of total loans	1.17%	1.32%	1.53%
Allowance for loan losses as a percentage of non-margin loans	1.43%	1.61%	1.79%
Total allowance for credit losses as a percentage of total loans	1.38%	1.51%	1.88%
Total allowance for credit losses as a percentage of non-margin loans	1.70%	1.84%	2.20%

Net charge-offs were $17 million in the first quarter of 2011, $15 million in the fourth quarter of 2010 and $25 million in the first quarter of 2010. Net charge-offs in the first quarter of 2011 and fourth quarter of 2010 were primarily driven by residential mortgages. Net charge-offs in the first quarter of 2010 included $15 million to a mortgage company and $12 million in residential mortgages, partially offset by $12 million of recoveries from the media portfolio.

There was no provision for credit losses recorded in the first quarter of 2011, compared with a credit of $22 million in the fourth quarter of 2010 and a charge of $35 million in the first quarter of 2010. The decrease in the provision for credit losses compared with the first quarter of 2010 reflects broad improvement in the quality of the credit portfolio, driven by a 62% decrease in criticized assets compared with March 31, 2010, primarily in the insurance, automotive and media portfolios.

The total allowance for credit losses was $554 million at March 31, 2011, $571 million at Dec. 31, 2010 and $638 million at March 31, 2010. The decrease in the allowance for credit losses compared with Dec. 31, 2010 resulted from net charge-offs of $17 million.

The ratio of the total allowance for credit losses to non-margin loans was 1.70% at March 31, 2011, 1.84% at Dec. 31, 2010 and 2.20% at March 31, 2010. The ratio of the allowance for loan losses to non-margin loans was 1.43% at March 31, 2011, 1.61% at Dec. 31, 2010 and 1.79% at March 31, 2010. The decrease in these ratios at March 31, 2011 compared with Dec. 31, 2010 resulted from net charge-offs and a higher level of loans primarily driven by secured broker-dealer loans.

We had $7.4 billion of secured margin loans on our balance sheet at March 31, 2011 compared with $6.8 billion at Dec. 31, 2010 and $4.9 billion at March 31, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The four elements of the allowance for loan losses and the allowance for lending related commitments are:

•	an allowance for impaired credits (nonaccrual loans over $1 million);
•	an allowance for higher risk-rated credits and pass-rated credits;
•	an allowance for residential mortgage loans; and
•	an unallocated allowance based on general economic conditions and risk factors in our individual markets.

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

30    BNY Mellon

the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

The second element, higher risk-rated credits and pass-rated credits, is based on our expected loss model. All borrowers are assigned to pools based on their credit ratings. The expected loss for each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our lease financing and wealth management portfolios.

The third element, the allowance for residential mortgage loans is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure. Each of these delinquency periods is assigned a probability of default. A specific loss given default based on a combination of external loss data from third party databases and internal loss history is assigned for each mortgage pool. For each pool, the expected loss is calculated using the above factors. The resulting expected loss factor is applied against the loan balance to determine the reserve held for each pool.

The fourth element, the unallocated allowance, is based on management’s judgment regarding the following factors:

•	economic conditions including duration of the current cycle;
•	collateral values;
•	specific credits and industry conditions;
•	results of bank regulatory and internal credit exams;
•	geopolitical issues and their impact on the economy; and
•	volatility and model risk.

Based on an evaluation of these four elements, including individual credits, historical credit losses, and global economic factors, we have allocated our allowance for credit losses as follows:

Allocation of allowance	March 31, 2011	Dec. 31, 2010 (a)	March 31, 2010 (a)
Commercial	15%	13%	20%
Other residential mortgages	31	33	27
Lease financing	13	12	12
Financial institutions	2	2	7
Wealth management (b)	4	6	5
Commercial real estate	5	6	7
Foreign	10	8	7
Unallocated	20	20	15
Total	100%	100%	100%

(a)	Excludes discontinued operations.
(b)	Includes the allowance for wealth management mortgages.

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

The unallocated allowance for credit losses was 20% at March 31, 2011, 20% at Dec. 31, 2010 and 15% at March 31, 2010. We believe the unallocated allowance, at March 31, 2011, is appropriate given the uncertainty of the economy’s direction and the potential for continued credit quality and valuation pressures in the residential mortgage and commercial real estate portfolios. At March 31, 2011, if the unallocated allowance, as a percentage of the total allowance, was 5% higher or lower, the allowance would have increased by approximately $37 million or decreased by approximately $33 million, respectively.

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $78 million, while if each credit were rated one grade worse, the allowance would have increased by $121 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $44 million, while if the loss given default were one rating better, the allowance would have decreased by $50 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance for credit losses would have decreased or increased by $1 million, respectively.

BNY Mellon    31

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	March 31, 2011	Dec. 31, 2010
Loans:
Other residential mortgages	$245	$244
Wealth management	56	59
Commercial real estate	36	44
Commercial	32	34
Foreign	7	7
Financial institutions	4	5
Total nonperforming loans	$380	$393
Other assets owned	6	6
Total nonperforming assets (a)	$386	$399
Nonperforming assets ratio	1.0%	1.1%
Allowance for loan losses/ nonperforming loans	122.9%	126.7%
Allowance for loan losses/ nonperforming assets	121.0%	124.8%
Total allowance for credit losses/ nonperforming loans	145.8%	145.3%
Total allowance for credit losses/ nonperforming assets	143.5%	143.1%

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $239 million at March 31, 2011 and $218 million at Dec. 31, 2010. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	March 31, 2011	Dec. 31, 2010
Balance at beginning of period	$399	$401
Additions	33	50
Return to accrual status	(7)	(8)
Net charge-offs	(19)	(20)
Paydowns/sales	(17)	(22)
Transferred to other real estate owned	(3)	(2)
Balance at end of period	$386	$399

The decrease in nonperforming assets compared with Dec. 31, 2010 primarily resulted from charge-offs of $16 million in the residential mortgage portfolio and $3 million in the commercial real estate portfolio, repayments of $5 million from the commercial real estate portfolio and $4 million from the residential mortgage, financial institutions and wealth management portfolios, residential mortgage loans of $7 million returned to accrual status, sales of $8 million from the residential mortgage, commercial and wealth management portfolios, and $3 million transferred to other real estate owned. Additions in the first quarter of 2011 included $33 million of residential mortgage loans.

Commercial loans are placed on nonaccrual status when principal or interest is past due 90 days or more, or when there is reasonable doubt that interest or principal will be collected.

When a first lien residential mortgage loan reaches 90 days delinquent, it is subject to an impairment test and may be placed on nonaccrual status. At 180 days delinquent, the loan is subject to further impairment testing. The loan will remain on accrual status if the realizable value of the collateral exceeds the unpaid principal balance plus accrued interest. If the loan is impaired, a charge-off is taken and the loan is placed on nonaccrual status. At 270 days delinquent, all first lien mortgages are placed on nonaccrual status. Second lien mortgages are automatically placed on nonaccrual status when they reach 90 days delinquent. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed against current period interest revenue. Interest receipts on nonaccrual and impaired loans are recognized as interest revenue or are applied to principal when we believe the ultimate collectability of principal is in doubt. Nonaccrual loans generally are restored to an accrual basis when principal and interest become current.

The allowance for credit losses is reduced by the charge-off of loans and other credit extensions. Loans, or portions thereof, and other forms of credit extensions will be charged off at the time they are deemed to be uncollectible or as otherwise required by applicable regulations or direction from regulatory agencies. BNY Mellon’s practice is to record charge-offs at the end of each quarter.

The following table shows loans past due 90 days or more and still accruing interest.

Loans past due 90 days or more and still accruing interest (in millions)	March 31, 2011	Dec. 31, 2010
Commercial	$-	$1
Commercial real estate	12	11
Wealth management loans and mortgages	-	6
Other residential mortgages	12	15
Total past due loans	$24	$33

Deposits

Total deposits were $162.5 billion at March 31, 2011 compared with $145.3 billion at Dec. 31, 2010. The increase in deposits reflects a higher level of

32    BNY Mellon

foreign deposits primarily resulting from an increase in client liquidity.

Noninterest-bearing deposits were $40.1 billion at March 31, 2011, compared with $38.7 billion at Dec. 31, 2010. Interest-bearing deposits were $122.4 billion at March 31, 2011, compared with $106.6 billion at Dec. 31, 2010.

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

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor and The Bank of New York Mellon Corporation parent company’s (the “Parent”) limited reliance on short-term borrowings.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Maximum daily balance during the quarter	$7,451	$12,080	$6,868
Average daily balance	$5,172	$7,256	$3,697
Weighted average rate during the quarter	0.07%	2.13%	0.07%
Ending balance	$5,435	$5,602	$3,882
Average rate at period end	0.12%	2.12%	0.09%

Federal funds purchased and securities sold under repurchase agreements were $5.4 billion at March 31, 2011, $5.6 billion at Dec. 31, 2010 and $3.9 billion at March 31, 2010. Average federal funds purchased and securities sold under repurchase agreements were $5.2 billion in the first quarter of 2011, $7.3 billion in the fourth quarter of 2010 and $3.7 billion in the first quarter of 2010. The higher balance and weighted average rate in the fourth quarter of 2010 reflect the consolidated repurchase agreement activity performed on behalf of clients at our asset management subsidiary in Brazil.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Maximum daily balance during the quarter	$10,681	$10,565	$10,491
Average daily balance (a)	$6,701	$5,878	$6,372
Weighted average rate during the quarter	0.10%	0.11%	0.08%
Ending balance	$10,550	$9,962	$10,328
Average rate at period end	0.10%	0.12%	0.08%

(a)	Excludes average noninterest-bearing payables to customers and broker-dealers of $3.9 billion in the first quarter of 2011, $4.8 billion in the fourth quarter of 2010, and $4.7 billion in the first quarter of 2010.

Payables to customers and broker-dealers represent funds payable on demand and short sale proceeds. Payables to customers and broker-dealers were $10.6 billion at March 31, 2011, $10.0 billion at Dec. 31, 2010 and $10.3 billion at March 31, 2010. Payables to customers and broker-dealers are driven by customer trading activity and their expectations of market asset levels.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Maximum daily balance during the quarter	$75	$53	$58
Average daily balance	$15	$13	$13
Weighted average rate during the quarter	0.03%	0.03%	0.02%
Ending balance	$13	$10	$6
Average rate at period end	0.03%	0.03%	0.03%

Commercial paper outstanding was $13 million at March 31, 2011, $10 million at Dec. 31, 2010 and $6 million at March 31, 2010.

Information related to other borrowed funds is presented below.

BNY Mellon    33

Other borrowed funds	Quarter ended
(dollar amounts in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Maximum daily balance during the quarter	$4,187	$5,359	$3,357
Average daily balance	$1,806	$1,986	$1,614
Weighted average rate during the quarter	2.71%	1.66%	2.64%
Ending balance	$1,161	$2,858	$1,463
Average rate at period end	1.83%	1.77%	2.55%

Other borrowed funds primarily include: term federal funds purchased under agreement to resell; borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of subcustodian account balances in our investment services businesses. Overdrafts in these accounts typically relate to timing differences for settlements of these business activities. Other borrowed funds were $1.2 billion at March 31, 2011, compared with $2.9 billion at Dec. 31, 2010, and $1.5 billion at March 31, 2010.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Company and its subsidiaries to access funding or convert assets to cash quickly and efficiently, especially during periods of market stress. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or financial conditions. Liquidity risk can arise from cash flow mismatches, market constraints from inability to convert assets to cash, inability to raise cash in the markets or deposit run-off.

Our overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity such that changes in funding requirements at the Parent and at the various bank subsidiaries can be accommodated routinely without material adverse impact on earnings, daily operations or our financial condition.

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

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We have begun to monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at March 31, 2011. We also perform stress tests to verify sufficient funding capacity is accessible after conducting multiple stress scenarios.

At March 31, 2011, we had approximately $63.5 billion of liquid funds and $28.7 billion of cash (including approximately $24.6 billion in overnight deposits with the Federal Reserve and other central banks) for a total of approximately $92.2 billion of available funds. This compares with available funds of $77.6 billion at Dec. 31, 2010. Our percentage of liquid assets to total assets was 35% at March 31, 2011, compared with 31% at Dec. 31, 2010. The increase from Dec. 31, 2010, primarily resulted from higher levels of foreign deposits.

On an average basis for the first three months of 2011 and 2010, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, trading liabilities and other borrowings were $41.9 billion and $28.9 billion, respectively. The increase year-over-year primarily reflects higher levels of money market rate accounts, federal funds purchased and securities sold under repurchase agreements and trading liabilities. Average foreign deposits, primarily from our European-based investment services business, were $77.4 billion and $72.0 billion for the first three months of 2011 and 2010, respectively. Domestic savings and other time

34    BNY Mellon

deposits averaged $7.0 billion for the first three months of 2011, compared with $6.6 billion for the first three months of 2010.

Average payables to customers and broker-dealers were $6.7 billion for the first three months of 2011 and $6.4 billion for the first three months of 2010. Long-term debt averaged $17.0 billion in the first three months of 2011 and $16.8 billion in the first three months of 2010. Average noninterest-bearing deposits increased to $38.6 billion in the first three months of 2011 from $33.3 billion in the first three months of 2010. A significant reduction in our investment services businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market;
•	a revolving credit agreement with third party financial institutions; and
•	access to the long-term debt and equity markets.

As a result of charges recorded in 2009 related to the restructuring of the investment securities portfolio, The Bank of New York Mellon and BNY Mellon, N.A. are required to obtain consent from our regulators prior to paying a dividend. Despite this limitation, management estimates that liquidity at the Parent will continue to be sufficient to meet BNY Mellon’s ongoing quarterly dividends. In addition, at March 31, 2011, non-bank subsidiaries of the Parent had liquid assets of approximately $1.2 billion.

In the first quarter of 2011, we increased the quarterly cash dividend to $0.13 per common share, a 44% increase. Any additional increases in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 21 to the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K.

For the quarter ended March 31, 2011, the Parent’s quarterly average commercial paper borrowings were $15 million compared with $13 million for the quarter ended March 31, 2010. The Parent had cash of $4.4 billion at March 31, 2011 compared with $3.2 billion at Dec. 31, 2010. The increase in Parent cash resulted primarily from the issuance of long-term debt. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $13 million at March 31, 2011 and $10 million at Dec. 31, 2010. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2011 increased by $1.2 billion compared with Dec. 31, 2010 reflecting the issuance of long-term debt.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investments in its subsidiaries.

The Parent’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits and bank notes is limited. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2011, the Parent met its liquidity target.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at March 31, 2011 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 130%; and
•	adequate capitalization of all our bank subsidiaries for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at March 31, 2011.

We also have the ability to access the capital markets. In June 2010, we filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration

BNY Mellon    35

statements will expire in June 2013, at which time we plan to file new shelf registration statements.

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2011, were as follows:

Debt ratings at March 31, 2011
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

In April 2010, one of the rating agencies announced that regulatory changes in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd- Frank Act”), could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. The rating agency anticipates that once implementing regulations clarify the final form of regulatory reform, the potentially affected ratings would be placed under review. The rating agency further indicated it would consider the pace over which any benefits resulting from regulatory reform would accrue versus the likely pace over which systemic support would be curtailed. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit two notches of “lift” as a result of the rating agency’s government support assumptions. Other institutions benefit between one and five notches of “lift.” If these rating changes occur as proposed, the Parent, The Bank of New York Mellon and BNY Mellon, N.A. would remain at the highest level for all U.S. bank holding companies and U.S. banks.

Long-term debt increased to $17.2 billion at March 31, 2011 from $16.5 billion at Dec. 31, 2010, primarily due to the issuance of $1.2 billion of senior notes, partially offset by the maturity of $400 million of senior long-term debt.

In the first quarter of 2011, we issued $350 million of Senior Notes maturing in 2014 with a 1.5% interest rate, $500 million of Senior Notes maturing in 2021 with an interest rate of 4.15%, and $350 million of Floating Rate Senior Notes maturing in 2014.

The Parent has $911 million of long-term debt that will mature in the remainder of 2011 and has the option to call $591 million of subordinated debt in the remainder of 2011, which it may call and refinance if market conditions are favorable.

We have $850 million of trust preferred securities that are freely callable in 2011. These securities qualify as Tier 1 capital. Any decision to call these securities will be based on interest rates, the availability of cash and capital, and regulatory conditions, as well as the implementation of the Dodd-Frank Act, which eliminates these trust preferred securities from the Tier 1 capital of large bank holding companies, including BNY Mellon, over a three-year period beginning Jan. 1, 2013.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at March 31, 2011 and Dec. 31, 2010 were 101.2% and 100.7%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $935 million extended by 14 financial institutions matured in March 2011. We renewed the committed line of credit for $1.035 billion extended by 18 financial institutions with a maturity of March 2012. In the first quarter of 2011, the average borrowing against these lines of credit was $31 million. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2011. The average borrowing against

36    BNY Mellon

this line of credit was $1 million during the first quarter of 2011. Pershing LLC has six separate uncommitted lines of credit amounting to $1.4 billion in aggregate. Average daily borrowing under these lines was $497 million, in aggregate, during the first quarter of 2011.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $10 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million extended by five financial institutions matured in March 2011. We renewed this committed line of credit with a maturity of March 2012. There were no borrowings under these lines during the first quarter of 2011. Pershing Limited has two separate uncommitted lines of credit amounting to $200 million in aggregate. Average daily borrowing under these lines was $26 million, in aggregate, during the first quarter of 2011.

The committed line of credit maintained by Pershing Limited requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Statement of cash flows

Cash provided by operating activities was $426 million for the three months ended March 31, 2011 compared with $1.2 billion for the three months ended March 31, 2010. In the first three months of both 2011 and 2010, earnings and changes in accruals and other balances, partially offset by changes in trading activities, were a significant source of funds.

Through March 31, 2011, cash used for investment activities was $16.5 billion, compared to $512 million provided by investing activities in the first three months of 2010. In the first three months of 2011, increases in interest-bearing deposits with banks, and with the Federal Reserve and other central banks, and purchases of securities were a significant use of funds, partially offset by sales, paydowns and maturities of securities. In the first three months of 2010, an increase in interest-bearing deposits with the Federal Reserve and other central banks was more than offset by a decrease in interest-bearing deposits with banks and customer payments on loans.

In the first three months of 2011, cash provided by financing activities was $16.4 billion compared with $2.1 billion used for financing activities in the first three months of 2010. In the first three months of 2011, an increase in deposits and federal funds purchased and securities sold under repurchase agreements and proceeds from the issuance of long-term debt were a significant use of funds partially offset by changes in other borrowed funds. In the first three months of 2010, changes in deposits and the repayment of long-term debt were significant uses of funds, partially offset by proceeds from other borrowed funds and federal funds purchased and securities sold under repurchase agreements.

BNY Mellon    37

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Average common equity to average assets	12.7%	12.6%	13.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	12.5%	13.1%	13.5%
Total BNY Mellon shareholders’ equity	$33,258	$32,354	$29,683
Tangible BNY Mellon’s shareholders’ equity – Non-GAAP (a)	$12,005	$11,057	$10,537
Book value per common share	$26.78	$26.06	$24.47
Tangible book value per common share – Non-GAAP (a)	$9.67	$8.91	$8.69
Closing common stock price per share	$29.87	$30.20	$30.88
Market capitalization	$37,090	$37,494	$37,456
Common shares outstanding	1,241,724	1,241,530	1,212,941

Cash dividends per common share	$0.09	$0.09	$0.09
Dividend yield	1.2%	1.2%	1.2%

(a)	See Supplemental information beginning on page 42 for the reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2010. The increase primarily reflects earnings retention in the first quarter of 2011, a positive impact of foreign currency translation and an unrealized gain in the investment securities portfolio resulting from narrower credit spreads on non-agency RMBS, partially offset by share repurchases.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in other comprehensive income was $280 million at March 31, 2011 compared with $151 million at Dec. 31, 2010. The improvement primarily reflects narrower credit spreads on non-agency RMBS.

On March 22, 2011, the board of directors authorized a 44% increase in the quarterly common stock dividend to $0.13 per common share. This cash dividend is payable on May 10, 2011, to shareholders of record as of the close of business on April 29, 2011.

In addition, the board approved an increase of 13 million shares to the current share repurchase program authorization which increased the total common shares available for repurchase to 46.8 million representing approximately 4% of common shares outstanding. Our current capital plan anticipates the repurchase of up to $1.3 billion worth of common shares outstanding in 2011. During the first quarter of 2011, we repurchased 1.1 million shares in the open market at an average price of $29.30 per share for a total of $32.2 million. During April of 2011, we repurchased an additional 0.9 million shares.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and (as a result of a provision in the Dodd-Frank Act) BNY Mellon must, among other things, qualify as well capitalized.

As of March 31, 2011, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Tier 1 capital to risk-weighted assets and, in the case of our bank subsidiaries, leverage (Tier 1 capital to average assets).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

38    BNY Mellon

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	March 31, 2011	Dec. 31, 2010	March 31, 2010
Consolidated capital ratios:
Tier 1 capital	6%	N/A	14.0%	13.4%	13.3%
Total capital	10	N/A	16.8	16.3	17.2
Leverage – guideline	5	N/A	6.1	5.8	6.5
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)			5.9%	5.8%	6.1%
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (a)			12.4	11.8	11.6

The Bank of New York Mellon capital ratios:
Tier 1 capital	6%	4%	11.9%	11.4%	12.3%
Total capital	10	8	15.6	15.3	16.3
Leverage	5	3	5.6	5.3	6.6

(a)	See Supplemental information beginning on page 42 for a calculation of this ratio.

N/A – Not applicable at the consolidated company level.

If a bank holding company or bank fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed. At March 31, 2011, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the well-capitalized guidelines are as follows:

Capital above guidelines at March 31, 2011
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$8,230	$5,115
Total capital	6,956	4,888
Leverage	2,537	1,101

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole is higher.

Our Tier 1 capital ratio was 14.0% at March 31, 2011, compared with 13.4% at Dec. 31, 2010 and 13.3% at March 31, 2010. The increase from Dec. 31, 2010 primarily reflects earnings retention and a positive impact of foreign currency translation, partially offset by higher risk-weighted assets. At March 31, 2011, our total assets were $266.4 billion compared with $247.3 billion at Dec. 31, 2010. Our Tier 1 leverage ratio was 6.1% at March 31, 2011, compared with 5.8% at Dec. 31, 2010.

A billion dollar change in risk-weighted assets changes the Tier 1 capital ratio by approximately 14 basis points while a $100 million change in common equity changes the Tier 1 capital ratio by approximately 10 basis points.

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 5.9% at March 31, 2011, up from 5.8% at Dec. 31, 2010 and down from 6.1% at March 31, 2010. The increase compared with Dec. 31, 2010 was due primarily to earnings retention.

At March 31, 2011, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which currently qualifies as Tier 1 capital.

The following table presents the components of our risk-based capital at March 31, 2011, Dec. 31, 2010 and March 31, 2010, respectively.

BNY Mellon    39

Components of Tier 1 and total risk-based capital (a) (in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Tier 1 capital:
Common shareholders’ equity	$33,258	$32,354	$29,683
Trust-preferred securities	1,686	1,676	1,667
Adjustments for:
Goodwill and other intangibles (b)	(21,253)	(21,297)	(19,145)
Pensions/cash flow hedges	1,035	1,053	1,062
Securities valuation allowance	(303)	(170)	180
Merchant banking investments	(21)	(19)	(21)
Total Tier 1 capital	14,402	13,597	13,426
Tier 2 capital:
Qualifying unrealized gains on equity securities	7	5	4
Qualifying subordinated debt	2,281	2,381	3,330
Qualifying allowance for credit losses	554	571	639
Total Tier 2 capital	2,842	2,957	3,973
Total risk-based capital	$17,244	$16,554	$17,399
Total risk-weighted assets	$102,887	$101,407	$101,197

(a)	Determined under Basel I regulatory guidelines. Dec. 31, 2010 and March 31, 2010 include discontinued operations.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,658 million at March 31, 2011, $1,625 million at Dec. 31, 2010 and $1,660 million at March 31, 2010, and deferred tax liabilities associated with tax deductible goodwill of $862 million at March 31, 2011, $816 million at Dec. 31, 2010 and $720 million at March 31, 2010.

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	1st Quarter 2011			March 31, 2011
(in millions)	Average	Minimum	Maximum

Interest rate	$4.8	$3.0	$8.4	$6.3
Foreign exchange	1.8	0.4	3.0	2.2
Equity	2.6	1.8	6.1	2.6
Credit	0.2	0.2	0.3	0.2
Diversification	(3.5)	N/M	N/M	(3.8)
Overall portfolio	5.9	4.1	8.4	7.5

VAR (a)	4th Quarter 2010			Dec. 31, 2010
(in millions)	Average	Minimum	Maximum

Interest rate	$5.5	$1.2	$8.1	$4.3
Foreign exchange	2.4	0.7	4.7	0.7
Equity	4.3	1.7	7.0	2.1
Credit	0.3	0.2	0.6	0.2
Diversification	(5.1)	N/M	N/M	(3.4)
Overall portfolio	7.4	3.6	10.3	3.9

VAR (a)	1st Quarter 2010			March 31, 2010
(in millions)	Average	Minimum	Maximum

Interest rate	$7.6	$4.8	$10.9	$8.4
Foreign exchange	2.3	0.9	4.3	3.5
Equity	2.5	1.3	3.9	3.1
Credit	0.7	0.5	0.8	0.6
Diversification	(4.9)	N/M	N/M	(4.7)
Overall portfolio	8.2	5.5	11.4	10.9

(a)	VAR figures do not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the treatment under our regulatory requirements.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the first quarter of 2011, interest rate risk generated 51% of average VAR, equity risk generated 28% of average VAR, foreign exchange risk generated 19% of average VAR and credit risk generated 2% of average VAR. During the first quarter of 2011, our daily trading loss did not exceed our calculated VAR amount on any given day. BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the first quarter of 2011, the volatility of this index decreased approximately 25 basis points from the fourth quarter of 2010.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

40    BNY Mellon

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011
Revenue range:	Number of days
Less than $(2.5)	-	1	2	1	1
$(2.5) - $0	3	2	3	7	1
$0 - $2.5	15	18	27	15	21
$2.5 - $5.0	22	21	23	23	27
More than $5.0	21	22	9	17	12

(a)	Distribution of trading revenues (losses) does not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with treatment under our Regulatory requirements.

Foreign exchange and other trading

Under our mark-to-market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ASC 820 – Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions.

Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At March 31, 2011, our over-the-counter (“OTC”) derivative assets of $4.1 billion included a credit valuation adjustment (“CVA”) deduction of $62 million, including $27 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $5.8 billion included a debit valuation adjustment (“DVA”) of $20 million related to our own credit spread. These adjustments increased foreign exchange and other trading revenue $7 million in the first quarter of 2011.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011
Rating:
AAA to AA-	54%	52%	47%	52%	51%
A+ to A-	23	19	18	18	18
BBB+ to BBB-	16	22	24	21	21
Noninvestment grade (BB+ and lower)	7	7	11	9	10
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

These scenarios do not reflect strategies that management could employ to limit the impact as interest rate expectations change. The table below relies on certain critical assumptions regarding the balance sheet and depositors’ behavior related to interest rate fluctuations and the prepayment and extension risk in certain of our assets. To the extent that actual behavior is different from that assumed in

BNY Mellon    41

the models, there could be a change in interest rate sensitivity.

We evaluate the effect on earnings by running various interest rate ramp scenarios from a baseline scenario. These scenarios are reviewed to examine the impact of large interest rate movements. Interest rate sensitivity is quantified by calculating the change in pre-tax net interest revenue between the scenarios over a 12-month measurement period.

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue	March 31, 2011
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$184	6.3%
up 100 bps vs. baseline	158	5.4
Long-term up 50 bps, short-term unchanged (a)	110	3.8
Long-term down 50 bps, short-term unchanged (a)	(108)	(3.7)

(a)	Long-term is equal to or greater than one year.

bps – basis points.

The baseline scenario’s Fed Funds rate in the March 31, 2011 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point March 31, 2011 scenarios assume 10-year rates rise 130 and 65 basis points, respectively.

Off-balance-sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to certain guarantees, retained or contingent interests, support agreements and certain derivative instruments related to our common stock, and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business; securities lending indemnifications issued as part of our servicing and fiduciary businesses; and support agreements issued to customers in our Investment Services and Investment Management businesses.

See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible assets of operations is a measure of capital strength that provides additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. Unlike the Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income.

BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains; and expense measures which exclude special litigation reserves taken in the first quarter of 2010, restructuring charges, M&I expenses and amortization of intangible assets expenses. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Operating margin measures also exclude noncontrolling interests related to consolidated investment management funds. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY

42    BNY Mellon

Mellon’s control. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where we have incurred charges unrelated to operational initiatives. M&I expenses primarily relate to the Acquisitions in 2010 and the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. With regards to the exclusion of net securities gains, BNY Mellon’s primary businesses are Investment Management and Investment Services. The management of these businesses is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. The investment securities portfolio is managed within the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. With regards to higher yields related to the restructured investment securities portfolio, client deposits serve as the primary funding source for our investment securities portfolio and we typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of our businesses.

The presentation of financial measures excluding special litigation reserves taken in the first quarter of 2010 provides investors with the ability to view performance metrics on the basis that management views results. The presentation of income of consolidated investment management funds, net of noncontrolling interests related to the consolidation of certain investment management funds, permits investors to view revenue on a basis consistent with prior periods. Restructuring charges relate to migrating positions to global growth centers and the elimination of certain positions. Excluding these charges permits investors to view expenses on a basis consistent with prior periods. BNY Mellon believes that these presentations, as a supplement to GAAP information, gives investors a clearer picture of the results of its primary businesses.

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

BNY Mellon    43

Investment management and performance fee revenue				1Q11 vs.
(dollars in millions)	1Q11	4Q10	1Q10	1Q10	4Q10
Investment management and performance fee revenue	$764	$800	$686	11%	(5)%
Less: Performance fees	17	73	13
Investment management fee revenue excluding performance fees	$747	$727	$673	11%	3%

Reconciliation of income from continuing operations before income taxes – pre-tax operating margin (dollars in millions)			1Q11	4Q10	1Q10
Income from continuing operations before income taxes – GAAP			$949	$970	$884
Less: Net securities gains			5	1	7
Noncontrolling interests of consolidated investment management funds			44	14	24
Add: Special litigation reserves			N/A	N/A	164
Restructuring charges			(6)	21	7
M&I expenses			17	43	26
Amortization of intangible assets			108	115	97
Income from continuing operations before income taxes excluding net securities gains, noncontrolling interests of consolidated investment management funds, special litigation reserves, restructuring charges, M&I expenses and amortization of intangible assets – Non-GAAP			$1,019	$1,134	$1,147

Fee and other revenue – GAAP			$2,838	$2,972	$2,529
Income of consolidated investment management funds – GAAP			110	59	65
Net interest revenue – GAAP			698	720	765
Total revenue – GAAP			3,646	3,751	3,359
Less: Net securities gains			5	1	7
Noncontrolling interests of consolidated investment management funds			44	14	24
Total revenue excluding net securities gains and noncontrolling interests of consolidated investment management funds – Non-GAAP			$3,597	$3,736	$3,328

Pre-tax operating margin (a)			26%	26%	26%
Pre-tax operating margin excluding net securities gains, noncontrolling interests of consolidated investment management funds, special litigation reserves, restructuring charges, M&I expenses and amortization of intangible assets – Non-GAAP (a)			28%	30%	34%

(a)	Income before taxes divided by total revenue.

N/A – Not applicable.

Return on common equity and tangible common equity
(dollars in millions)	1Q11	4Q10 (a)	1Q10 (a)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation—GAAP	$625	$679	$559
Less: Loss from discontinued operations, net of tax	-	(11)	(42)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	625	690	601
Add: Amortization of intangible assets	68	72	62
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	$693	$762	$663

Average common shareholders’ equity	$32,827	$32,379	$29,715
Less: Average goodwill	18,121	18,073	16,143
Average intangible assets	5,664	5,761	5,513
Add: Deferred tax liability – tax deductible goodwill	862	816	720
Deferred tax liability – non-tax deductible intangible assets	1,658	1,625	1,660
Average tangible common shareholders’ equity – Non-GAAP	$11,562	$10,986	$10,439

Return on common equity– GAAP (b)	7.7%	8.5%	8.2%
Return on tangible common equity – Non-GAAP (b)	24.3%	27.5%	25.8%

(a)	Presented on a continuing operations basis.
(b)	Annualized.

44    BNY Mellon

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Common shareholders’ equity at period end – GAAP	$33,258	$32,354	$29,683
Less: Goodwill	18,156	18,042	16,077
Intangible assets	5,617	5,696	5,449
Add: Deferred tax liability – tax deductible goodwill	862	816	720
Deferred tax liability – non-tax deductible intangible assets	1,658	1,625	1,660
Tangible common shareholders’ equity at period end – Non-GAAP	$12,005	$11,057	$10,537

Total assets at period end – GAAP	$266,444	$247,259	$220,551
Less: Assets of consolidated investment management funds	14,699	14,766	12,568
Subtotal assets of operations – Non-GAAP	251,745	232,493	207,983
Less: Goodwill	18,156	18,042	16,077
Intangible assets	5,617	5,696	5,449
Cash on deposit with the Federal Reserve and other central banks (a)	24,613	18,566	14,709
Tangible assets of operations at period end – Non-GAAP	$203,359	$190,189	$171,748

Common shareholders’ equity to total assets – GAAP	12.5%	13.1%	13.5%
Tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	5.9%	5.8%	6.1%

Period end common shares outstanding (in thousands)	1,241,724	1,241,530	1,212,941

Book value per common share	$26.78	$26.06	$24.47
Tangible book value per common share – Non-GAAP	$9.67	$8.91	$8.69

(a)	Assigned a zero percent risk weighting by the regulators.

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Total Tier 1 capital	$14,403	$13,597	$13,426
Less: Trust preferred securities	1,686	1,676	1,667
Total Tier 1 common equity	$12,717	$11,921	$11,759

Total risk-weighted assets	$102,887	$101,407	$101,197

Tier 1 common equity to risk-weighted assets ratio	12.4%	11.8%	11.6%

(a)	Determined under Basel I regulatory guidelines. Dec. 31, 2010 and March 31, 2010 include discontinued operations.

The following table presents the net income impact of the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q11	4Q10	1Q10
Operations of consolidated investment management funds	$110	$59	$65
Less: Noncontrolling interests of consolidated investment management funds	44	14	24
Income from consolidated investment management funds, net of noncontrolling interests	$66	$45	$41

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q11	4Q10	1Q10
Investment management and performance fees	$31	$35	$25
Other (Investment income)	35	10	16
Income from consolidated investment management funds, net of noncontrolling interests	$66	$45	$41

Recent accounting and regulatory developments

ASU 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU provides clarifying guidance for creditors when determining whether they granted concessions and whether the debtor is experiencing financial difficulty. For purposes of identifying and disclosing troubled debt restructurings, this ASU is effective for interim and annual periods ending June 30, 2011 and should be applied retrospectively to restructurings occurring on or after Jan. 1, 2011. Furthermore, this ASU specifies that the absence of a market rate for a loan with risks similar to the restructured loan is an indicator of a troubled debt restructuring, but not a determinative factor, and that the assessment should consider all aspects of the restructuring. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the guidance in this ASU should be applied prospectively for interim and annual periods ending June 30, 2011. This ASU also requires an entity to disclose the information required by ASU 2010-20. We do not expect material increases in troubled debt restructurings based on retrospective application of the guidelines.

Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities

In May 2010, the FASB issued Proposed ASU, “Accounting for Financial Instruments and Revisions to the Accounting for Derivative

BNY Mellon    45

Instruments and Hedging Activities.” Under this proposed ASU, most financial instruments would be measured at fair value in the balance sheet. In January 2011, the FASB determined preliminarily not to require certain financial assets to be measured at fair value on the balance sheet. The decision is subject to change until a final financial instruments standard is issued, which is expected later in 2011.

Measurement of a financial instrument would be determined based on its characteristics and an entity’s business strategy and would fall into one of the following three classifications:

•	Fair value – Net income – encompasses financial assets used in an entity’s trading or held-for-sale activities. Changes in fair value would be recognized in net income.
•

Fair value – Other comprehensive income – includes financial assets held primarily for investing activities, including those used to manage interest rate or liquidity risk. Changes in fair value would be recognized in other comprehensive income.

•

Amortized cost – includes financial assets related to the advancement of funds (through a lending or customer-financing activity) that are managed with the intent to collect those cash flows (including interest and fees).

The FASB tentatively decided that the business strategy should be determined by the business activities that an entity uses in acquiring and managing financial assets.

Supplementary Document – Impairment

On Jan. 31, 2011, the FASB issued a Supplementary Document, “Impairment”. The Supplementary Document proposes to replace the incurred loss impairment model under U.S. GAAP with an expected loss impairment model. The document focuses on when and how credit impairment should be recognized. The proposal is limited to open portfolios of assets such as portfolios that are constantly changing, through originations, purchases, transfers, write-offs, sales and repayments. The proposal in the Supplementary Document would apply to loans and debt instruments under U.S. GAAP that are managed on an “open” portfolio basis provided they are not measured at fair value with changes in fair value recognized in net income. Comments on this proposal were due on April 1, 2011.

Proposed ASU – Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In June 2010, the FASB issued Proposed ASU, “Amendments for Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This proposed ASU would change the wording used to describe many of the principles and requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, and would change how the fair value measurement guidance in ASC 820 is applied. This proposed ASU would also require several new disclosures: (a) measurement uncertainty disclosures, (b) reasons if an entity’s use of an asset is different from its highest and best use, and (c) fair value hierarchy disclosures for financial instruments not measured at fair value. Comments on this proposed ASU were due on Sept. 7, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued Proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In February 2011, the FASB and IASB revised several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations, and deferring contract origination costs. The FASB and IASB plan to issue a final standard by the end of 2011.

ASU 2011-03 – Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” This ASU will improve the accounting for repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to the criterion. Other criteria applicable to the assessment of effective control are not changed by this ASU.

The guidance in this ASU is effective for the first interim or annual period beginning on or after Dec. 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently evaluating the impact of this ASU.

46    BNY Mellon

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint Proposed ASU, “Leases.” This proposed ASU would require that lessees and lessors apply a right of use model in accounting for all leases, including leases of right of use assets in subleases (other than leases of biological and intangible assets, leases to explore for or use natural resources and leases of some investment property). The model would require lessees to recognize an asset representing the right to use the underlying property over the estimated lease term (the right of use asset) and a liability to make future lease payments in their balance sheet. Lessees would no longer classify each lease as either operating or capital, and the model would fundamentally change the accounting and reporting of leases currently classified as operating leases and substantially increase both assets and liabilities of lessees. A lessor would recognize an asset representing its right to receive lease payments and, depending on its exposure to risks or benefits associated with the underlying asset, would either recognize a lease liability while continuing to recognize the underlying asset (performance obligation approach), or derecognize the rights in the underlying asset that it transfers to the lessee and continue to recognize a residual asset representing its rights to the underlying asset at the end of the lease term (derecognition approach). Comments on this proposed ASU were due on Dec. 15, 2010. The effective date will be determined after the FASB considers the feedback on this proposed ASU.

Proposed ASU – Offsetting

In January 2011, the FASB issued Proposed ASU, “Offsetting”. Under this proposal an entity would be required to offset a recognized financial asset and a recognized financial liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the financial asset and financial liability on a net basis or to realize the financial asset and settle the financial liability simultaneously. An entity that fails to satisfy either criterion would be prohibited from offsetting the financial asset and the financial liability in the statement of financial position. This proposal would require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Comments on this proposed ASU were due on April 28, 2011.

Proposed ASU – Testing Goodwill for Impairment

In April 2011, the FASB issued a proposed ASU, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which is intended to simplify how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Current guidance requires an entity to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of impairment loss, if any. Under the proposed ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The proposed ASU includes a number of factors to consider in conducting the qualitative assessment.

If approved, the amendments in the proposed ASU would be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption would be permitted.

BNY Mellon    47

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 to the Notes to Consolidated Financial Statements.

Regulatory developments

Evolving regulatory environment

On July 21, 2010, President Obama signed the Dodd-Frank Act. This new law broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. It will fundamentally change the system of oversight described under “Business – Supervision and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended Dec. 31, 2010. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact and increased expenses to BNY Mellon or across the industry.

In Dec. 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III is also described below and under “Business – Supervision and Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended Dec. 31, 2010.

We continue to monitor the banking agencies’ implementation of the Dodd-Frank Act and Basel III, and their impacts upon our businesses.

We are currently assessing the following regulatory developments, which may have an impact on BNY Mellon’s business.

FDIC assessment base and rates changes

On Feb. 7, 2011 the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The rule implements changes to the deposit insurance assessment system that mandates the Dodd-Frank Act to require the FDIC to amend the assessment base used for calculating deposit insurance assessments. Consistent with the Dodd-Frank Act, the rule defines the assessment base to be average consolidated total assets of the insured depository institution during the assessment period, minus average tangible equity and in certain cases, adjustments for custody and banker’s banks.

The FDIC rule adjusts the assessment base for custodial banks in recognition of the fact that such banks need to hold liquid assets to facilitate the payments and processes associated with their custody and safekeeping accounts. The rule limits the custody bank assessment adjustment to 0% risk-weighted assets plus 50% of those assets with a Basel risk-weighting of 20%, up to the average amount of deposit transaction accounts on the custodial bank’s balance sheet which can be directly linked to fiduciary or custody and safekeeping accounts.

The rule also adjusts the assessment rates to mitigate the impact of the expanded assessment base on the overall amount of assessment revenue. The base rate schedule, which includes adjustments for unsecured debt, depository institution debt and brokered deposits, also creates a separate category for large and highly complex institutions ( this category would include both The Bank of New York Mellon and BNY Mellon, N.A.). The proposal provides a broad range of assessment rates (2.5-45 basis points) for large and highly complex institutions.

BNY Mellon expects the FDIC assessment rule to have a minimal impact in 2011.

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

48    BNY Mellon

Incentive Compensation Arrangements Proposal

The Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain financial institutions. On April 14, 2011, federal regulators including the FDIC, the Federal Reserve and the SEC, issued a proposed rule which, among other things, would require certain executive officers of covered financial institutions with total consolidated assets of $50 billion or more, such as ours, to defer at least 50% of their annual incentive-based compensation for a minimum of three years. Comments on the proposed rule are due by May 31, 2011.

Resolution Plans And Credit Exposure Reports Proposal

On March 29, 2011, the FDIC and the Federal Reserve issued a joint proposed rule for certain organizations, which include bank holding companies with consolidated assets of $50 billion or more (“covered companies”), to file and report resolution plans and credit exposure reports as required by the Dodd-Frank Act.

In the proposed rule, covered companies must report periodically their resolution plans and credit exposures of and to other significant covered companies. In doing so, the company must provide an executive summary, a strategic analysis of the plan’s components, a description of the Covered Company’s corporate governance structure for resolution planning, information regarding the Covered Company’s overall organization structure and related information, information regarding the Covered Company’s management information systems, a description of interconnections and interdependencies among the Covered Company and its material entities, and supervisory and regulatory information. Resolution plans are to be submitted within 180 days of the effective date of a final regulation and within 90 days after the end of each subsequent calendar year or within 45 days after a material event. Also, on a quarterly basis, covered companies must report the nature and extent of credit exposures. Credit exposure reports are to be filed within 30 days after the end of each calendar quarter.

Comments on the proposed rule will be accepted until June 10, 2011.

Capital and liquidity requirements

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee. The Basel Committee issued in June 2004 and updated in November 2005 a revised framework for capital adequacy commonly known Basel II that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. In the United States, regulators are mandating the adoption of Basel II for “core” banks. BNY Mellon and its depository institution subsidiaries are “core” banks. The only approach available to “core” banks is the Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and the Advanced Measurement Approach (“AMA”) for operational risk. Additional information on Basel II and Basel III is presented below.

BNY Mellon    49

Basel II

In the U.S., Basel II became effective on April 1, 2008. Under the final rule, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old guidelines and new guidelines. As previously mentioned, the regulatory agencies have proposed to eliminate the transitional floor periods under Basel II.

Beginning Jan. 1, 2008 we implemented the Basel II Standardized Approach in the United Kingdom, Belgium and Luxembourg. In the U.S., BNY Mellon began the Basel II parallel run in the second quarter of 2010. Our capital models are currently with the Federal Reserve for their approval. Under Basel II guidelines, our risk-weighted assets for credit risk exposures are expected to decline. However, we expect the Basel II requirement that operational risk be included in risk-weighted assets will more than offset the decline in credit exposure. Under Basel I, securitizations that fall below investment grade are included in risk-weighted assets. Under Basel II, securitizations that fall below investment grade are deducted 50% from Tier 1 and 50% from total capital.

Based on our current estimates for Basel II at March 31, 2011, our Tier 1 and Total capital ratios would have exceeded well-capitalized guidelines.

Basel III

Under Basel III standards, when fully phased in on Jan. 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

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

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a Tier 1 capital add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Tier 1 common equity ratio above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the short fall.

The phase-in of the new rules is to commence on Jan. 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% Tier 1 common equity to risk-weighted assets;
•	4.5% Tier 1 capital to risk-weighted assets; and
•	8.0% Total capital to risk-weighted assets.

The phase-in of the capital conservation buffer will commence on Jan. 1, 2016, and the rules will be fully phased-in by Jan. 1, 2019.

For systemically important banks, the Federal Reserve may increase the capital buffer. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. These capital rules are subject to interpretation and implementation by U.S. regulatory authorities.

Under Basel III, certain items, to the extent they exceed 10% of Tier 1 capital individually, or 15% of Tier 1 capital in the aggregate, would be deducted from our capital. These items include:

•	Deferred tax assets that arise from timing differences; and
•	Significant investments in unconsolidated financial institutions.

At March 31, 2011, BNY Mellon did not exceed the 15% threshold, but we exceeded the 10% threshold for significant investment in unconsolidated financial institutions by approximately $400 million.

50    BNY Mellon

Also, pension assets recorded on the balance sheet are a deduction from capital, and Basel III does not add back to capital the adjustment to other comprehensive income that Basel I and Basel II make for pension liabilities and available-for-sale-securities.

Similar to Basel II, the Basel III proposal also incorporates the risk-weighted asset impact of operational risk, which will be partially offset by a decline in credit exposure.

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

Our fee-based model enables us to maintain a relatively low risk asset mix, primarily composed of high-quality securities, central bank deposits, liquid placements and predominantly investment grade loans. As a result of our asset mix, we have the flexibility to manage to a lower level of risk-weighted assets over time.

Given that the Basel III rules are subject to change, we cannot be certain of the impact the new regulations will have on our capital ratios. However, given our balance sheet strength and ongoing internal capital generation, we currently estimate that our Tier 1 common ratio, under Basel III guidelines, will be above 7% by Dec. 31, 2011.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, even though a leverage requirement has not been an international standard in the past, the U.S. banking agencies’ capital regulations do require bank holding companies and banks to comply with a minimum leverage ratio requirement (Basel III will impose a leverage requirement as an international standard). The Federal Reserve Board’s existing leverage ratio for bank holding companies is that the bank holding company maintain a ratio of Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The rules require a minimum leverage ratio of 3% for bank holding companies that either have the highest supervisory rating or have implemented the Federal Reserve Board’s risk-adjusted measure for market risk. All other bank holding companies are required to maintain a minimum leverage ratio of 4%. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At March 31, 2011, our leverage ratio was 6.1%. Also, the rules indicate that the Federal Reserve Board will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total assets (excluding intangibles).

Establishment of a Risk-Based Capital Floor

One requirement of Section 171 of the Dodd-Frank Act, known as the “Collins Amendment”, is that the banking agencies establish minimum risk-based capital requirements, applicable to bank holding companies as well as banks (and regardless of size), that shall not be less than the “generally applicable” risk-based capital requirements applied to insured depository institutions under the prompt corrective regulations implementing Section 38 of the Federal Deposit Insurance Act; those requirements are to serve as a floor for capital requirements applicable to bank holding companies and banks. Moreover, the risk-based capital requirements from time-to-time applicable to bank holding companies and banks cannot be quantitatively lower than those generally applicable capital requirements as in effect on July 31, 2010, the date of enactment of the Dodd-Frank Act. Generally described, the impact of the Collins Amendment’s risk-based capital floor requirement is that the banking agencies’ Basel I based capital requirements applicable to banks, as in effect from time-to-time, will act as a floor on risk-based capital required to be maintained by bank holding companies as well as by larger bank organizations, including us, that are subject to Basel II. In Dec. 2010, the agencies issued a notice of proposed rulemaking addressing the implementation of the Collins Amendment’s risk-based capital floor. Comments were due by Feb. 28, 2011.

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

In November 2008, the SEC proposed a “roadmap” for phasing in mandatory IFRS filings by U.S. public companies. The roadmap is conditional on progress towards milestones that would demonstrate improvements in both the infrastructure of international standard setting and the preparation of the U.S. financial reporting community. The SEC will monitor progress of these milestones through the end of 2011, when the SEC plans to consider requiring U.S. public companies to adopt IFRS.

In February 2010, the SEC issued a statement confirming their position that they continue to believe that a single set of high-quality, globally accepted accounting standards would benefit U.S. investors. The SEC continues to support the dual goals of improving financial reporting in the U.S. and reducing country-by-country disparities in financial reporting. The SEC is developing a work plan to aid in its evaluation of the impact of IFRS on

BNY Mellon    51

the U.S. securities market. If the SEC determines in 2011 to incorporate IFRS into the U.S. financial reporting system, and the work plan validates the four-to-five year timeline for implementation, the first time that U.S. companies would be required to report under IFRS would be no earlier than 2015.

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. Such countries include Belgium, Brazil, the Netherlands, Australia and Hong Kong. Other countries that have established an IFRS conversion time frame which will affect our statutory reporting include Canada (2011), South Korea (2011), Argentina (2012), the United Kingdom (2013), Ireland (2013) and Taiwan (2013).

Government monetary policies and competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Investment Management business experiences competition from asset management firms, hedge funds, investment banking companies, and other financial services companies, including trust banks, brokerage firms, and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Investment Services business competes with domestic and foreign banks that offer institutional trust, custody and cash management products as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers.

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

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. See Item 1, “Business – Competition” and Item 1A “Risk Factors – Competition” in our 2010 Annual Report on Form 10-K.

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

52    BNY Mellon

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

BNY Mellon    53

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended
(in millions)	March 31, 2011	Dec. 31, 2010 (a)	March 31, 2010 (a)
Fee and other revenue
Investment services fees:
Asset servicing	$923	$914	$637
Issuer services	351	409	333
Clearing services	292	278	230
Treasury services	128	129	131
Total investment services fees	1,694	1,730	1,331
Investment management and performance fees	764	800	686
Foreign exchange and other trading revenue	198	258	262
Distribution and servicing	53	55	48
Financing-related fees	43	48	50
Investment income	67	64	108
Other	14	16	37
Total fee revenue	2,833	2,971	2,522
Net securities gains (losses) – including other-than-temporary-impairment	(22)	(4)	(12)
Noncredit-related (losses) on securities not expected to be sold (recognized in OCI)	(27)	(5)	(19)
Net securities gains	5	1	7
Total fee and other revenue	2,838	2,972	2,529
Operations of consolidated investment management funds
Investment income	222	176	155
Interest of investment management fund note holders	112	117	90
Income of consolidated investment management funds	110	59	65
Net interest revenue
Interest revenue	867	913	883
Interest expense	169	193	118
Net interest revenue	698	720	765
Provision for credit losses	-	(22)	35
Net interest revenue after provision for credit losses	698	742	730
Noninterest expense
Staff	1,424	1,417	1,220
Professional, legal and other purchased services	283	320	241
Net occupancy	153	158	137
Software	122	117	94
Distribution and servicing	111	104	89
Furniture and equipment	84	90	75
Sub-custodian	68	70	52
Business development	56	88	52
Other	277	260	350
Subtotal	2,578	2,624	2,310
Amortization of intangible assets	108	115	97
Restructuring charges	(6)	21	7
Merger and integration expenses	17	43	26
Total noninterest expense	2,697	2,803	2,440
Income
Income from continuing operations before income taxes	949	970	884
Provision for income taxes	279	265	258
Net income from continuing operations	670	705	626
Discontinued operations:
Loss from discontinued operations	-	(18)	(70)
Benefit for income taxes	-	(7)	(28)
Net loss from discontinued operations	-	(11)	(42)
Net income	670	694	584
Net (income) loss attributable to noncontrolling interests (includes $(44), $(14) and $(24) related to consolidated investment management funds)	(45)	(15)	(25)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$625	$679	$559

54    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Reconciliation of net income from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended
	March 31, 2011	Dec. 31, 2010	March 31, 2010
Net income from continuing operations	$670	$705	$626
Net (income) loss attributable to noncontrolling interests	(45)	(15)	(25)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	625	690	601
Net loss from discontinued operations	-	(11)	(42)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	625	679	559
Less: Earnings allocated to participating securities	6	6	5
Excess of redeemable value over the fair value of noncontrolling interests	6	-	-
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per share	$613	$673	$554

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended
	March 31, 2011	Dec. 31, 2010	March 31, 2010
Basic	1,234,076	1,232,568	1,202,533
Common stock equivalents	10,778	9,374	10,042
Participating securities	(6,570)	(6,272)	(6,289)
Diluted	1,238,284	1,235,670	1,206,286

Anti-dilutive securities (b)	79,555	85,144	83,019

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (c) (in dollars)	Quarter ended
	March 31, 2011	Dec. 31, 2010	March 31, 2010
Basic:
Net income from continuing operations	$0.50	$0.55	$0.50
Net loss from discontinued operations	-	(0.01)	(0.04)
Net income applicable to common stock	$0.50	$0.55 (d)	$0.46
Diluted:
Net income from continuing operations	$0.50	$0.55	$0.49
Net loss from discontinued operations	-	(0.01)	(0.03)
Net income applicable to common stock	$0.50	$0.54	$0.46

(a)	During the first quarter of 2011, BNY Mellon realigned its internal reporting structure. See Note 1—Organization of our business on page 59 for additional information.
(b)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(c)	Basic and diluted earnings per share under the two-class method are determined on the net income reported on the income statement less earnings allocated to participating securities, and the excess of redeemable value over the fair value of noncontrolling interests.
(d)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 55

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	March 31, 2011	Dec. 31, 2010
Assets
Cash and due from:
Banks	$4,058	$3,675
Interest-bearing deposits with the Federal Reserve and other central banks	24,607	18,549
Interest-bearing deposits with banks	58,788	50,200
Federal funds sold and securities purchased under resale agreements	4,756	5,169
Securities:
Held-to-maturity (fair value of $3,558 and $3,657)	3,557	3,655
Available-for-sale	62,751	62,652
Total securities	66,308	66,307
Trading assets	8,085	6,276
Loans	40,012	37,808
Allowance for loan losses	(467)	(498)
Net loans	39,545	37,310
Premises and equipment	1,662	1,693
Accrued interest receivable	546	508
Goodwill	18,156	18,042
Intangible assets	5,617	5,696
Other assets (includes $1,255 and $1,075, at fair value)	19,617	18,790
Assets of discontinued operations	-	278
Subtotal assets of operations	251,745	232,493
Assets of consolidated investment management funds, at fair value:
Trading assets	13,760	14,121
Other assets	939	645
Subtotal assets of consolidated investment management funds, at fair value	14,699	14,766
Total assets	$266,444	$247,259
Liabilities
Deposits:
Noninterest-bearing (principally domestic offices)	$40,105	$38,703
Interest-bearing deposits in domestic offices	38,705	37,937
Interest-bearing deposits in foreign offices	83,686	68,699
Total deposits	162,496	145,339
Federal funds purchased and securities sold under repurchase agreements	5,435	5,602
Trading liabilities	7,936	6,911
Payables to customers and broker-dealers	10,550	9,962
Commercial paper	13	10
Other borrowed funds	1,161	2,858
Accrued taxes and other expenses	5,690	6,164
Other liabilities (includes allowance for lending related commitments of $87 and $73, also includes $1,050 and $590, at fair value)	8,491	7,176
Long-term debt (includes $268 and $269, at fair value)	17,215	16,517
Subtotal liabilities of operations	218,987	200,539
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	13,313	13,561
Other liabilities	4	2
Subtotal liabilities of consolidated investment management funds, at fair value	13,317	13,563
Total liabilities	232,304	214,102
Temporary equity:
Redeemable noncontrolling interest	105	92
Permanent equity:
Common stock – par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,246,960,225 and 1,244,608,989 common shares	12	12
Additional paid-in capital	22,996	22,885
Retained earnings	11,405	10,898
Accumulated other comprehensive loss, net of tax	(1,003)	(1,355)
Less: Treasury stock of 5,236,340 and 3,078,794 common shares, at cost	(152)	(86)
Total The Bank of New York Mellon Corporation shareholders’ equity	33,258	32,354
Non-redeemable noncontrolling interests	-	12
Non-redeemable noncontrolling interests of consolidated investment management funds	777	699
Total permanent equity	34,035	33,065
Total liabilities, temporary equity and permanent equity	$266,444	$247,259

See accompanying Notes to Consolidated Financial Statements.

56    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2011	2010
Operating activities
Net income	$670	$584
Net income attributable to noncontrolling interests	(45)	(25)
Net loss from discontinued operations	-	(42)
Income from continuing operations attributable to The Bank of New York Mellon Corporation	625	601
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	-	35
Pension plan contribution	(6)	-
Depreciation and amortization	183	113
Deferred tax expense (benefit)	39	(3)
Net securities gains and venture capital income	(15)	(11)
Change in trading activities	(692)	(249)
Change in accruals and other, net	292	704
Net effect of discontinued operations	-	1
Net cash provided by operating activities	426	1,191
Investing activities
Change in interest-bearing deposits with banks	(7,770)	4,935
Change in interest-bearing deposits with Federal Reserve and other central banks	(6,052)	(7,358)
Change in margin loans	(558)	(206)
Purchases of securities held-to-maturity	(5)	(5)
Paydowns of securities held-to-maturity	56	64
Maturities of securities held-to-maturity	198	41
Purchases of securities available-for-sale	(5,260)	(2,294)
Sales of securities available-for-sale	1,839	877
Paydowns of securities available-for-sale	2,673	1,554
Maturities of securities available-for-sale	1,873	896
Net principal (disbursed to) received from loans to customers	(2,472)	2,703
Sales of loans and other real estate	356	266
Change in federal funds sold and securities purchased under resale agreements	(1,123)	(914)
Change in seed capital investments	-	(13)
Purchases of premises and equipment/capitalized software	(164)	(44)
Acquisitions, net cash	(12)	-
Dispositions, net cash	-	133
Proceeds from the sale of premises and equipment	5	1
Other, net	(64)	(123)
Net effect of discontinued operations	-	(1)
Net cash (used for) provided by investing activities	(16,480)	512
Financing activities
Change in deposits	15,706	(1,738)
Change in federal funds purchased and securities sold under repurchase agreements	1,367	534
Change in payables to customers and broker-dealers	588	(393)
Change in other funds borrowed	(1,861)	844
Change in commercial paper	3	(6)
Net proceeds from the issuance of long-term debt	1,199	-
Repayments of long-term debt	(404)	(1,256)
Proceeds from the exercise of stock options	11	13
Issuance of common stock	5	5
Treasury stock acquired	(60)	(20)
Common cash dividends paid	(112)	(109)
Other, net	(12)	-
Net cash provided by (used for) financing activities	16,430	(2,126)
Effect of exchange rate changes on cash	7	(2)
Change in cash and due from banks
Change in cash and due from banks	383	(425)
Cash and due from banks at beginning of period	3,675	3,732
Cash and due from banks at end of period	$4,058	$3,307
Supplemental disclosures
Interest paid	$102	$62
Income taxes paid	135	54
Income taxes refunded	3	104

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    57

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders					Non- redeemable non- controlling interest	Non- redeemable non- controlling interest of consolidated investment management funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2010	$12	$22,885	$10,898	$(1,355)	$(86)	$12	$699	$33,065 (a)	$92
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	-	5
Redemption of subsidiary shares from noncontrolling interests	-	2	-	-	-	-	-	2	(2)
Other net changes in noncontrolling interests	-	11	(6)	-	-	(12)	(11)	(18)	8
Consolidation of investment management funds	-	-	-	-	-	-	10	10	-
Comprehensive income:
Net income	-	-	625	-	-	-	44	669	1
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale	-	-	-	135	-	-	-	135	-
Employee benefit plans:
Pensions	-	-	-	16	-	-	-	16	-
Other post-retirement benefits	-	-	-	1	-	-	-	1	-
Foreign currency translation adjustments	-	-	-	202	-	-	35	237	1
Net unrealized gain (loss) on cash flow hedges	-	-	-	-	-	-	-	-	-
Reclassification adjustment/other (b)	-	-	-	(2)	-	-	-	(2)	-
Total comprehensive income	-	-	625	352	-	-	79	1,056 (c)	2
Dividends on common stock at $0.09 per share	-	-	(111)	-	-	-	-	(111)	-
Repurchase of common stock	-	-	-	-	(60)	-	-	(60)	-
Common stock issued under:
Employee benefit plans	-	8	-	-	-	-	-	8	-
Direct stock purchase and dividend reinvestment plan	-	4	-	-	-	-	-	4	-
Stock awards and options exercised	-	86	(1)	-	(6)	-	-	79	-
Balance at March 31, 2011	$12	$22,996	$11,405	$(1,003)	$(152)	$-	$777	$34,035 (a)	$105

(a)	Includes total The Bank of New York Mellon common shareholders’ equity of $32,354 million at Dec. 31, 2010 and $33,258 million at March 31, 2011.
(b)	Includes $(3) million (after tax) related to OTTI.
(c)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders totaled $977 million for the quarter ended March 31, 2011 and $756 million in the first quarter of 2010.

See accompanying Notes to Consolidated Financial Statements.

58    BNY Mellon

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2010. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to estimates are items such as the allowance for loan losses and lending-related commitments, goodwill and intangible assets, pension accounting, the fair value of financial instruments and other-than-temporary impairments. Among other effects, such changes in estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as increased pension and post-retirement expense.

Organization of our businesses

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The credit-related activities previously included in the Treasury Services business, are now included in the Other segment. The income statement has been changed to reflect this realignment as follows:

•	Investment management and performance fees consist of the former asset and wealth management fee revenue; and

•	Investment services fees consist of the former securities servicing fees, including asset servicing, issuer services, clearing services, as well as treasury services fee revenue.

All prior periods have been reclassified. The reclassifications did not affect the results of operations.

Note 2 – Accounting changes and new accounting guidance

ASU 2010-6 – Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements.” This amended ASC 820 to clarify existing requirements regarding disclosures of inputs and valuation techniques and levels of disaggregation. Effective March 31, 2011, this ASU required new disclosures about Level 3 purchases, sales, issuances and settlements in the roll-forward activity for fair value measurements. This ASU is required in interim and annual financial statements. See Note 15 of the Notes to Consolidated Financial Statements for these disclosures.

ASU 2010-29 – Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specified that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as

BNY Mellon    59

Notes to Consolidated Financial Statements (continued)

though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expanded the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU was effective prospectively for business combinations consummated on or after Jan. 1, 2011.

ASU 2010-28 – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption should be included in earnings as required by Section 350. The ASU was effective for interim and annual periods beginning after Dec. 15, 2010.

Note 3 – Acquisitions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $6 million in the first quarter of 2011.

At March 31, 2011, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $20 million to $63 million over the next three years.

None of the potential contingent additional consideration was recorded as goodwill at March 31, 2011.

Acquisitions in 2010

On July 1, 2010, we acquired GIS for cash of $2.3 billion. GIS provides a comprehensive suite of products which includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. Assets acquired totaled approximately $590 million. Liabilities assumed totaled approximately $250 million. Goodwill related to this acquisition is included in our Investment Services business and totaled $1,505 million, of which $1,256 million is tax deductible and $249 million is non-tax deductible. Customer contract intangible assets related to this acquisition are included in our Investment Services business, with lives ranging from 10 years to 20 years, and totaled $477 million.

On Aug. 2, 2010, we acquired BAS for cash of EUR281 million (US $370 million). This transaction included the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate. The combined business offers a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany. Assets acquired totaled approximately EUR2.7 billion (US $3.6 billion) and primarily consisted of securities of approximately EUR1.9 billion (US $2.6 billion). Liabilities assumed totaled approximately EUR2.6 billion (US $3.4 billion) and primarily consisted of deposits of EUR1.7 billion (US $2.3 billion). Goodwill related to this acquisition of $272 million is tax deductible and is included in our Investment Services business. Customer contract intangible assets related to this acquisition are included in our Investment Services business, with a life of 10 years, and totaled $40 million.

On Sept. 1, 2010 we completed the acquisition of I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.8 billion in assets under advisement at acquisition, for cash of C$22.2 million (US $21.1 million). Goodwill related to this acquisition is included in our Investment Management business and totaled $8 million and is non-tax deductible. Customer

60 BNY Mellon

Notes to Consolidated Financial Statements (continued)

relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of 33 years, and totaled $10 million.

Note 4 – Discontinued operations

On Jan. 15, 2010, we sold MUNB, our former national bank subsidiary located in Florida. We applied discontinued operations accounting to this business. Certain loans were not sold as part of the MUNB transaction and are held for sale. Effective Jan. 1, 2011, we reclassified the remaining assets of discontinued operations to continuing operations. Loans, at fair value of $159 million are included in other assets on the balance sheet. These loans are recorded at the lower of cost or market. In the first quarter of 2011, we recorded a $13 million net gain on loan sales and valuation changes on loans. The income statements for all periods in 2010 included in this Form 10-Q are presented on a continuing operations basis.

Note 5 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2011 and Dec. 31, 2010.

Securities at March 31, 2011	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$13,683	$77	$177	$13,583
U.S. Government agencies	1,023	1	7	1,017
State and political Subdivisions	642	4	54	592
Agency RMBS	18,524	343	40	18,827
Alt-A RMBS	407	38	35	410
Prime RMBS	1,217	6	53	1,170
Subprime RMBS	662	-	163	499
Other RMBS	1,631	2	306	1,327
Commercial MBS	2,511	79	82	2,508
Asset-backed CLOs	532	1	10	523
Other asset-backed securities	456	10	2	464
Foreign covered bonds	3,122	-	35	3,087
Other debt securities	12,968	116	76	13,008	(a)
Equity securities	31	12	-	43
Money market funds	1,306	4	-	1,310
Alt-A RMBS (b)	1,982	500	11	2,471
Prime RMBS (b)	1,456	309	1	1,764
Subprime RMBS (b)	122	26	-	148
Total securities available-for-sale	62,275	1,528	1,052	62,751
Held-to-maturity:
State and political subdivisions	117	2	-	119
Agency RMBS	370	30	-	400
Alt-A RMBS	199	4	16	187
Prime RMBS	139	1	4	136
Subprime RMBS	28	-	2	26
Other RMBS	2,666	75	88	2,653
Commercial MBS	34	-	1	33
Other securities	4	-	-	4
Total securities held-to-maturity	3,557	112	111	3,558
Total securities	$65,832	$1,640	$1,163	$66,309
(a)	Includes $12.1 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

BNY Mellon 61

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2010	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$12,650	$97	$138	$12,609
U.S. Government agencies	1,007	2	4	1,005
State and political subdivisions	559	4	55	508
Agency RMBS	19,383	387	43	19,727
Alt-A RMBS	475	34	39	470
Prime RMBS	1,305	8	86	1,227
Subprime RMBS	696	-	188	508
Other RMBS	1,665	1	335	1,331
Commercial MBS	2,650	89	100	2,639
Asset-backed CLOs	263	-	14	249
Other asset-backed securities	532	9	2	539
Foreign covered bonds	2,884	-	16	2,868
Other debt securities	11,800	148	57	11,891	(a)
Equity securities	36	11	-	47
Money market funds	2,538	-	-	2,538
Alt-A RMBS (b)	2,164	364	15	2,513
Prime RMBS (b)	1,626	205	6	1,825
Subprime RMBS (b)	128	30	-	158
Total securities available-for-sale	62,361	1,389	1,098	62,652
Held-to-maturity:
State and political subdivisions	119	2	-	121
Agency RMBS	397	33	-	430
Alt-A RMBS	215	5	19	201
Prime RMBS	149	2	5	146
Subprime RMBS	28	-	3	25
Other RMBS	2,709	69	81	2,697
Commercial MBS	34	-	1	33
Other securities	4	-	-	4
Total securities held-to-maturity	3,655	111	109	3,657
Total securities	$66,016	$1,500	$1,207	$66,309
(a)	Includes $11.0 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust.

The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are as follows:

Securities by contractual maturity at March 31, 2011	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$7,494	$7,557	$2	$2
Due after one year through five years	18,104	18,088	1	1
Due after five years through ten years	4,973	4,841	19	19
Due after ten years	867	801	95	97
Mortgage-backed securities	28,512	29,124	3,436	3,435
Asset-backed securities	988	987	-	-
Equity	1,337	1,353	4	4
Total securities	$62,275	$62,751	$3,557	$3,558

Net securities gains (in millions)	1Q11	4Q10	1Q10
Realized gross gains	$19	$5	$14
Realized gross losses	(9)	-	-
Recognized gross impairments	(5)	(4)	(7)
Total net securities gains	$5	$1	$7

Temporarily impaired securities

At March 31, 2011, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

62 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at March 31, 2011	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$7,693	$177	$-	$-	$7,693	$177
U.S. Government agencies	805	7	-	-	805	7
State and political subdivisions	114	3	195	51	309	54
Agency RMBS	5,153	39	189	1	5,342	40
Alt-A RMBS	1	-	99	35	100	35
Prime RMBS	350	5	637	48	987	53
Subprime RMBS	3	-	477	163	480	163
Other RMBS	6	2	1,313	304	1,319	306
Commercial MBS	67	-	567	82	634	82
Asset-backed CLOs	31	-	268	10	299	10
Other asset-backed securities	1	-	20	2	21	2
Foreign covered bonds	3,027	35	-	-	3,027	35
Other debt securities	3,207	60	64	16	3,271	76
Alt-A RMBS (b)	97	11	-	-	97	11
Prime RMBS (b)	66	1	-	-	66	1
Total securities available-for-sale	$20,621	$340	$3,829	$712	$24,450	$1,052
Held-to-maturity:
Alt-A RMBS	$20	$-	$95	$16	$115	$16
Prime RMBS	-	-	69	4	69	4
Subprime RMBS	-	-	25	2	25	2
Other RMBS	288	5	602	83	890	88
Commercial MBS	-	-	32	1	32	1
Total securities held-to-maturity	$308	$5	$823	$106	$1,131	$111
Total temporarily impaired securities	$20,929	$345	$4,652	$818	$25,581	$1,163	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Temporarily impaired securities at Dec. 31, 2010	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,519	$138	$-	$-	$6,519	$138
U.S. Government agencies	489	4	-	-	489	4
State and political subdivisions	210	39	122	16	332	55
Agency RMBS	5,079	42	206	1	5,285	43
Alt-A RMBS	55	3	104	36	159	39
Prime RMBS	315	13	739	73	1,054	86
Subprime RMBS	3	-	484	188	487	188
Other RMBS	49	17	1,275	318	1,324	335
Commercial MBS	28	1	536	99	564	100
Asset-backed CLOs	-	-	249	14	249	14
Other asset-backed securities	1	-	32	2	33	2
Foreign covered bonds	2,553	16	-	-	2,553	16
Other debt securities	1,068	37	61	20	1,129	57
Alt-A RMBS (b)	196	15	-	-	196	15
Prime RMBS (b)	139	6	-	-	139	6
Total securities available-for-sale	$16,704	$331	$3,808	$767	$20,512	$1,098
Held-to-maturity:
Alt-A RMBS	$18	$-	$108	$19	$126	$19
Prime RMBS	-	-	73	5	73	5
Subprime RMBS	-	-	25	3	25	3
Other RMBS	315	5	614	76	929	81
Commercial MBS	-	-	33	1	33	1
Total securities held-to-maturity	$333	$5	$853	$104	$1,186	$109
Total temporarily impaired securities	$17,037	$336	$4,661	$871	$21,698	$1,207	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust.

BNY Mellon 63

Notes to Consolidated Financial Statements (continued)

Other-than-temporary impairment

For certain debt securities that have no debt rating at acquisition and are beneficial interests in securitized financial assets under ASC 325, OTTI occurs when we determine that there has been an adverse change in cash flows and the present value of those remaining cash flows is less than the present value of the remaining cash flows estimated at the security’s acquisition date (or last estimated cash flow revision date).

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

To determine if the unrealized loss for non-agency RMBS is other-than-temporary, we project total estimated defaults of the underlying assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale of these assets in the marketplace (severity) in order to determine the projected collateral loss. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given RMBS position will be subject to a write-down or loss, we record the expected credit loss as a charge to earnings.

In addition, we have estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting collateral.

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and 2005 non-agency RMBS at March 31, 2011 and Dec. 31, 2010.

Projected weighted-average default rates and severities
	March 31, 2011		Dec. 31, 2010
	Default Rate	Severity	Default Rate	Severity
Alt-A	42%	49%	42%	49%
Subprime	66%	67%	68%	65%
Prime	20%	41%	20%	42%

In the first quarter of 2011, $228 million of non-agency RMBS were sold at a gain of $10 million partially offset by impairment charges of $5 million on European floating rate notes and Alt-A RMBS. The following table provides pre-tax net securities gains (losses) by type.

Net securities gains
(in millions)	1Q11	4Q10	1Q10
Alt-A RMBS	$5	$-	$(7)
Prime RMBS	9	-	-
Subprime RMBS	(6)	(4)	-
European floating rate notes	(3)	-	-
Other	-	5	14
Net securities gains	$5	$1	$7

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

Debt securities credit loss roll forward
(in millions)	1Q11	1Q10
Beginning balance as of Jan. 1	$182	$244
Add: Initial OTTI credit losses	2	6
Subsequent OTTI credit losses	3	1
Less: Realized losses for securities sold / consolidated	4	5
Ending balance as of March 31	$183	$246

64 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 6 – Loans and asset quality

Our loan portfolio is comprised of three portfolio segments, commercial, lease financing and mortgages. We manage our portfolio at the class level which is comprised of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages, and other residential mortgages. The following tables are presented for each class of financing receivable, and provide additional information about our credit risks and the adequacy of our allowance for credit losses.

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at March 31, 2011 and Dec. 31, 2010:

Loans (in millions)	March 31, 2011	Dec. 31, 2010
Domestic:
Financial institutions	$6,429	$4,630
Commercial	1,121	1,250
Wealth management loans and mortgages	6,661	6,506
Commercial real estate	1,578	1,592
Lease financings (a)	1,579	1,605
Other residential mortgages	2,128	2,079
Overdrafts	3,381	4,524
Other	452	771
Margin loans	7,369	6,810
Total domestic	30,698	29,767
Foreign:
Financial institutions	5,298	4,626
Commercial	394	345
Lease financings (a)	1,222	1,545
Other (primarily overdrafts)	2,400	1,525
Total foreign	9,314	8,041
Total loans	$40,012	$37,808
(a)	Includes unearned income on domestic and foreign lease financings of $1,477 million at March 31, 2011 and $2,036 million at Dec. 31, 2010.

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2011
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)	Foreign (b)	Unallocated	Total
Beginning balance	$74	$32	$9	$72	$33	$187	$1	$47	$116	$571
Charge-offs	-	(3)	-	-	-	(16)	-	-	-	(19)
Recoveries	1	-	1	-	-	-	-	-	-	2
Net (charge-offs) recoveries	1	(3)	1	-	-	(16)	-	-	-	(17)
Provision	6	(2)	4	3	(10)	-	1	6	(8)	-
Ending balance	$81	$27	$14	$75	$23	$171	$2	$53	$108	$554
Allowance for:
Loans losses	$40	$19	$3	$75	$18	$171	$2	$48	$91	$467
Unfunded commitments	41	8	11	-	5	-	-	5	17	87

Individually evaluated for impairment:
Loan balance	$30	$36	$4	$-	$52	$-	$-	$7	$-	$129
Allowance for loan losses	10	5	-	-	5	-	-	2	-	22

Collectively evaluated for impairment:
Loan balance	$1,091	$1,542	$6,425	$1,579	$6,609	$2,128	$11,202	$9,307	$-	$39,883
Allowance for loan losses	30	14	3	75	13	171	2	46	91	445
(a)	Includes $3,381 million of domestic overdrafts and $7,369 million of margin loans at March 31, 2011.
(b)	Includes $2,400 million of other foreign loans (primarily overdrafts) at March 31, 2011.

BNY Mellon 65

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Dec. 31, 2010
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)	Foreign (b)	Unallocated	Total
Beginning balance	$87	$39	$32	$74	$28	$184	$1	$40	$123	$608
Charge-offs	-	(2)	(2)	-	-	(15)	-	-	-	(19)
Recoveries	2	-	1	-	-	1	-	-	-	4
Net (charge-offs) recoveries	2	(2)	(1)	-	-	(14)	-	-	-	(15)
Provision	(15)	(5)	(22)	(2)	5	17	-	7	(7)	(22)
Ending balance	$74	$32	$9	$72	$33	$187	$1	$47	$116	$571
Allowance for:
Loans losses	$41	$22	$1	$72	$31	$187	$1	$42	$101	$498
Unfunded commitments	33	10	8	-	2	-	-	5	15	73

Individually evaluated for impairment:
Loan balance	$32	$44	$4	$-	$53	$-	$-	$7	$-	$140
Allowance for loan losses	10	9	-	-	5	-	-	2	-	26

Collectively evaluated for impairment:
Loan balance	$1,218	$1,548	$4,626	$1,605	$6,453	$2,079	$12,105	$8,034	$-	$37,668
Allowance for loan losses	31	13	1	72	26	187	1	40	101	472
(a)	Includes $4,524 million of domestic overdrafts and $6,810 million of margin loans at Dec. 31, 2010.
(b)	Includes $1,525 million of other foreign loans (primarily overdrafts) at Dec. 31, 2010.

Allowance for credit losses activity for the quarter ended March 31, 2010
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)	Foreign (b)	Unallocated	Total
Beginning balance	$149	$43	$73	$77	$56	$157	$-	$47	$26	$628
Charge-offs	-	(5)	(20)	-	-	(12)	-	-	-	(37)
Recoveries	12	-	-	-	-	-	-	-	-	12
Net (charge-offs) recoveries	12	(5)	(20)	-	-	(12)	-	-	-	(25)
Provision	(34)	7	(7)	-	(27)	25	-	-	71	35
Ending balance	$127	$45	$46	$77	$29	$170	$-	$47	$97	$638
Allowance for:
Loans losses	$82	$30	$20	$77	$27	$170	$-	$35	$79	$520
Unfunded commitments	45	15	26	-	2	-	-	12	18	118

Individually evaluated for impairment:
Loan balance	$39	$50	$101	$-	$54	$-	$-	$-	$-	$244
Allowance for loan losses	9	11	5	-	3	-	-	-	-	28

Collectively evaluated for impairment:
Loan balance	$2,171	$1,888	$3,751	$1,690	$6,118	$2,237	$6,828	$8,960	$-	$33,643
Allowance for loan losses	73	19	15	77	24	170	-	35	79	492
(a)	Includes $1,480 million of domestic overdrafts and $4,863 million of margin loans at March 31, 2010.
(b)	Includes $2,753 million of other foreign loans (primarily overdrafts) at March 31, 2010.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2011	Dec. 31, 2010
Nonperforming loans:
Commercial	$32	$34
Commercial real estate	36	44
Financial institutions	4	5
Wealth management	56	59
Other residential mortgages	245	244
Foreign loans	7	7
Total nonperforming loans	380	393
Other assets owned	6	6
Total nonperforming assets (a)	$386	$399
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these funds are nonperforming loans of $239 million at March 31, 2011 and $218 million at Dec. 31, 2010. These funds are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At March 31, 2011, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	1Q11	4Q10	1Q10
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$1	$-

Amount by which interest income would have increased if non- performing loans at year-end had been performing for the entire year	$5	$5	$6

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	March 31, 2011			Quarter ended March 31, 2011		March 31, 2010
(in millions)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized	Recorded Investment
Impaired loans with an allowance:
Commercial (a)	$25	$25	$10	$28	$-	$29
Commercial real estate	22	29	5	24	-	41
Financial institutions	4	10	-	4	-	101
Wealth management loans and mortgages	52	52	5	52	-	53
Foreign	7	7	2	7	-	-
Total impaired loans with an allowance	110	123	22	115	-	224
Impaired loans without an allowance:
Commercial	5	5	-	4	-	10
Commercial real estate	14	14	-	17	-	9
Wealth management loans and mortgages	-	-	-	1	-	1
Total impaired loans without an allowance (b)	19	19	-	22	-	20
Total impaired loans (a)	$129	$142	$22	$137	$-	$244
Allowance for impaired loans						$28
Average balance of impaired loans during the quarter						295
Interest income recognized on impaired loans during the quarter						-

(a)	Excludes an aggregate of $4 million of impaired commercial loans in amounts individually less than $1 million at March 31, 2011. The allowance for loan loss associated with these loans totaled less than $1 million at March 31, 2011.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

Impaired loans	Dec. 31, 2010			Quarter ended Dec. 31, 2010
(in millions)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial (a)	$30	$30	$10	$31	$-
Commercial real estate	25	39	9	28	-
Financial institutions	4	10	-	10	-
Wealth management loans and mortgages	52	52	5	53	-
Foreign	7	7	2	4	-
Total impaired loans with an allowance	118	138	26	126	-
Impaired loans without an allowance:
Commercial	2	6	-	2	-
Commercial real estate	19	19	-	14	-
Wealth management loans and mortgages	1	2	-	3	-
Total impaired loans without an allowance (b)	22	27	-	19	-
Total impaired loans (a)	$140	$165	$26	$145	$-
(a)	Excludes an aggregate of $3 million of impaired commercial loans in amounts individually less than $1 million at Dec. 31, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at Dec. 31, 2010.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	March 31, 2011
	Days past due				March 31, 2010
(in millions)	30-59	60-89	>90	Total past due	>90 days
Domestic:
Commercial	$-	$-	$-	$-	$-
Commercial real estate	158	-	12	170	-
Financial institutions	5	-	-	5	312
Wealth management loans and mortgages	67	14	-	81	1
Other residential mortgages	30	9	12	51	84
Total domestic	260	23	24	307	397
Foreign	-	-	-	-	-
Total past due loans	$260	$23	$24	$307	$397

Past due loans and still accruing	Dec. 31, 2010
	Days past due
(in millions)	30-59	60-89	>90	Total past due
Domestic:
Commercial	$10	$1	$1	$12
Commercial real estate	174	-	11	185
Financial institutions	10	1	-	11
Wealth management loans and mortgages	62	4	6	72
Other residential mortgages	40	15	15	70
Total domestic	296	21	33	350
Foreign	-	-	-	-
Total past due loans	$296	$21	$33	$350

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross selling opportunities, avoid single name/industry concentrations and exit high risk portfolios. Each customer is assigned an internal rating grade which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Investment grade	$999	$964	$1,059	$1,072	$10,416	$7,894
Noninvestment grade	516	631	519	520	1,311	1,362
Total	$1,515	$1,595	$1,578	$1,592	$11,727	$9,256

The commercial loan portfolio is divided into investment grade and non-investment grade categories based on rating criteria largely consistent with those of the public rating agencies. Each customer in the portfolio is assigned an internal rating grade. These internal rating grades are generally consistent with the ratings categories of the public rating agencies. Customers with ratings consistent with BBB-/Baa3 or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2011	Dec. 31, 2010
Wealth management loans:
Investment grade	$2,916	$2,995
Noninvestment grade	173	170
Wealth management mortgages	3,572	3,341
Total	$6,661	$6,506

Wealth management non-mortgage loans are not typically correlated to external ratings. A majority of the Wealth Management loans are secured by the customers’ Investment Management Accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade, fixed income securities, equities and/or mutual funds. Internal ratings for this portion of the Wealth Management portfolio, therefore, would equate to investment-grade external ratings. Wealth Management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets, or a modest amount of commercial real estate. For these latter loans, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be of investment grade quality.

Credit quality indicators for Wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 61% at origination. In the wealth management portfolio, 1% of the mortgages were past due at March 31, 2011.

At March 31, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 25%; Massachusetts – 17%; California – 17%; Florida – 8%; and other – 33%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.1 billion at March 31, 2011. These loans are not typically correlated to external ratings. Included in this portfolio is $706 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination and

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

approximately 31% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,781 million at March 31, 2011 and $6,049 million at Dec. 31, 2010. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $7,369 million of secured margin loans on our balance sheet at March 31, 2011, compared with $6,810 million at Dec. 31, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers acceptances. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 7 – Goodwill and intangible assets

Goodwill

The level of goodwill increased in 2011, primarily due to foreign exchange translation on non-U.S. dollar denominated goodwill. Goodwill impairment testing is performed at least annually at the reporting unit level. The table below provides a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,643	$40	$18,042
Foreign exchange translation	53	63	-	116
Other (a)	(1)	(1)	-	(2)
Balance at March 31, 2011	$9,411	$8,705	$40	$18,156
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$9,312	$6,890	$47	$16,249
Foreign exchange translation	(103)	(55)	-	(158)
Other (a)	-	(14)	-	(14)
Balance at March 31, 2010	$9,209	$6,821	$47	$16,077
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at March 31, 2011 compared with Dec. 31, 2010 resulted from amortization of intangible assets, partially offset by foreign exchange translation on non-U.S. dollar denominated intangible assets and the acquisition of customer contracts in the Investment Services business. Also, in the first quarter of 2011, we recorded a $3 million impairment charge to write-down the value of a software technology intangible to its net realizable value.

Amortization of intangible assets expense was $108 million in the first quarter of 2011, $97 million in the first quarter of 2010 and $115 million in the fourth quarter of 2010. The table below provides a breakdown of intangible assets by business.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business
(in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,254	$850	$5,696
Acquisitions	-	12	-	12
Amortization	(55)	(53)	-	(108)
Foreign exchange translation	13	7	-	20
Impairment	-	(3)	-	(3)
Balance at March 31, 2011	$2,550	$2,217	$850	$5,617

Intangible assets – net carrying amount by business
(in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$2,825	$1,911	$852	$5,588
Amortization	(58)	(38)	(1)	(97)
Foreign exchange translation	(33)	(5)	-	(38)
Other (a)	-	(4)	-	(4)
Balance at March 31, 2010	$2,734	$1,864	$851	$5,449

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2011				Dec. 31, 2010
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships-Investment Management	$2,117	$(1,037)	$1,080	12 yrs.	$1,119
Customer contracts-Investment Services	2,548	(749)	1,799	14 yrs.	1,830
Other intangibles	140	(89)	51	5 yrs.	48
Total subject to amortization	4,805	(1,875)	2,930	13 yrs.	2,997
Not subject to amortization: (a)
Trade name	1,368	N/A	1,368	N/A	1,375
Customer relationships	1,319	N/A	1,319	N/A	1,314
Other intangibles	-	N/A	-	N/A	10
Total not subject to amortization	2,687	N/A	2,687	N/A	2,699
Total intangible assets	$7,492	$(1,875)	$5,617	N/A	$5,696
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2011	$432
2012	402
2013	352
2014	313
2015	279

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 8 – Other assets

Other assets (in millions)	March 31, 2011	Dec. 31, 2010
Corporate/bank owned life insurance	$4,095	$4,071
Accounts receivable	3,610	3,506
Equity in joint ventures and other investments (a)	2,944	2,818
Income taxes receivable	2,841	2,826
Fails to deliver	1,648	1,428
Software	925	896
Prepaid expenses	976	834
Prepaid pension assets	785	732
Fair value of hedging derivatives	625	709
Due from customers on acceptances	363	424
Other	805	546
Total other assets	$19,617	$18,790
(a)	Includes Federal Reserve Bank stock of $401 million and $400 million, respectively, at cost.

Seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets depending on the nature of the investment. BNY Mellon also holds private equity investments, which consist of investments in private equity funds, mezzanine financings and direct equity investments. Private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments.

The fair value of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments.

Seed capital and private equity investments valued using NAV – March 31, 2011
(dollar amounts in millions)	Fair Value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$22	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	146	27	N/A	N/A
Other funds (c)	55	-	Monthly-yearly	(c	)
Total	$223	$27

(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.

Note 9 – Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Interest revenue
Non-margin loans	$173	$176	$189
Margin loans	25	24	19
Securities:
Taxable	473	484	497
Exempt from federal income taxes	5	6	6
Total securities	478	490	503
Deposits in banks	147	144	142
Deposits with the Federal Reserve and other central banks	16	14	10
Federal funds sold and securities purchased under resale agreements	6	44	7
Trading assets	22	21	13
Total interest revenue	867	913	883
Interest expense
Deposits	67	62	39
Federal funds purchased and securities sold under repurchase agreements	1	39	1
Trading liabilities	8	4	3
Other borrowed funds	12	8	11
Customer payables	2	2	1
Long-term debt	79	78	63
Total interest expense	169	193	118
Net interest revenue	$698	$720	$765

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2011			March 31, 2010
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$8	$1	$23	$7	$1
Interest cost	44	8	3	43	7	3
Expected return on assets	(70)	(11)	(2)	(76)	(9)	(2)
Other	23	4	2	14	3	2
Net periodic benefit cost (credit)	$13	$9	$4	$4	$8	$4

Note 11 – Restructuring charges

Global location strategy

BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving or eliminating approximately 3,000 positions. In 2009, we recorded a pre-tax restructuring charge of $139 million, and in the first quarter of 2011, we recorded a recovery of $6 million associated with the global location strategy.

Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

Workforce reduction program

In 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. We completed this program at Dec. 31, 2010. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

The restructuring charges are recorded as a separate line item on the income statement. The following tables present the activity in the restructuring reserves through March 31, 2011.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/other	Total
Original restructuring charge – December 2009	$102	$37	$139
Additional charges	29	6	35
Utilization	(50)	(24)	(74)
Balance at Dec. 31, 2010	$81	$19	$100
Additional charges/(recovery)	(6)	-	(6)
Utilization	(11)	-	(11)
Balance at March 31, 2011	$64	$19	$83

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock-based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge – December 2008	$166	$9	$5	$1	$181
Additional charges/(recovery)	(3)	(2)	(1)	10	4
Utilization	(147)	(7)	(4)	(11)	(169)
Balance at Dec. 31, 2010	$16	$-	$-	$-	$16
Utilization	(4)	-	-	-	(4)
Balance at March 31, 2011	$12	$-	$-	$-	$12

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

The charges were recorded in the Other segment as these restructurings were corporate initiatives and not directly related to the operating performance of these businesses. The tables below present the restructuring charges if they had been allocated by business.

Global location strategy 2009 – restructuring charge by business
(in millions)	1Q11	4Q10	1Q10	Total charges since inception
Investment Management	$-	$10	$6	$55
Investment Services	(6)	12	2	86
Other (including Business Partners)	-	1	(1)	27
Total restructuring charges	$(6)	$23	$7	$168

Workforce reduction program 2008 – restructuring charge by business
(in millions)	1Q11	4Q10	1Q10	Total charges since inception
Investment Management	$-	$(1)	$-	$81
Investment Services	-	(1)	-	56
Other (including Business Partners)	-	-	-	48
Total restructuring charges	$-	$(2)	$-	$185

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Quarter ended
	March 31, 2011	March 31, 2010
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.5	4.4
Credit for low-income housing investments	(1.7)	(1.9)
Tax-exempt income	(2.9)	(1.8)
Foreign operations	(4.0)	(5.2)
Other – net	(0.6)	(1.4)
Effective rate	29.3%	29.1%

Our total tax reserves as of March 31, 2011 were $296 million compared with $289 million at Dec. 31, 2010. If these tax reserves were unnecessary, $233 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of March 31, 2011, is accrued interest, where applicable, of $57 million. The additional tax expense related to interest for the three months ended March 31, 2011 was $5 million. It is reasonably possible that the total uncertain tax positions could decrease during the next 12 months by up to $135 million due to completion of tax authority examinations.
Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been closed through 2008. Our United Kingdom income tax returns are closed through 2007.

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

Accounting guidance on the consolidation of VIEs applies to certain entities in which the equity investors:

•	do not have sufficient equity at risk for the entity to finance its activities without additional financial support, or

•	lack one or more of the following characteristics of a controlling financial interest:

-	The power through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance (ASU 2009-17 model).

-	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights (ASC 810 model).

-	The obligation to absorb the expected losses of the entity.

-	The right to receive the expected residual returns of the entity.

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2011 based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 at March 31, 2011	Investment Management funds	Securitizations	Total consolidated investments
(in millions)
Available-for-sale	$-	$481	$481
Trading assets	13,760	-	13,760
Other assets	939	-	939
Total assets	$14,699	$481	$15,180
Trading liabilities	13,313	-	13,313
Other liabilities	4	385	389
Total liabilities	$13,317	$385	$13,702
Non-redeemable noncontrolling interests	$777	$-	$777

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Investments consolidated under ASC 810 at Dec. 31, 2010	Investment Management funds	Securitizations	Total consolidated investments
(in millions)
Available for sale	$-	$483	$483
Trading assets	14,121	-	14,121
Other assets	645	-	645
Total assets	$14,766	$483	$15,249
Trading liabilities	13,561	-	13,561
Other liabilities	2	386	388
Total liabilities	$13,563	$386	$13,949
Non-redeemable noncontrolling interests	$699	$-	$699

BNY Mellon voluntarily provided capital support agreements to certain VIEs (see below). With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2011, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in its consolidated financial statements.

Non-consolidated VIEs at March 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$33	$-	$33

Non-consolidated VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$24	$-	$24
Other	34	-	34
Total	$58	$-	$58

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

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

The table below shows the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at March 31, 2011 and Dec. 31, 2010.

Credit supported VIEs at March 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$9

Credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$13

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at March 31, 2011 and Dec. 31, 2010.

Consolidated credit supported VIEs at March 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$59	$-	$59
Other	-	121	56
Total	$59	$121	$115

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Consolidated credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$53	$-	$53
Other	-	126	51
Total	$53	$126	$104

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on securities of Lehman Brothers Holdings Inc. for BNY Mellon’s clients that accepted our offer of support. As of March 31, 2011, BNY Mellon recorded $121 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.09% to 6.32% at March 31, 2011 and 0.12% to 6.46% at Dec. 31, 2010. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

Note 15, “Fair value measurement” presents assets and liabilities measured at fair value by the three level valuation hierarchy established under ASC 820, as well as a roll forward schedule of fair value measurements using significant unobservable inputs. Note 16, “Fair value option” presents the instruments for which fair value accounting was elected and the corresponding income statement impact of those instruments. A summary of the practices used for determining fair value is as follows.

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

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments
	March 31, 2011		Dec. 31, 2010
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$58,788	$58,904	$50,200	$50,253
Securities	69,253	69,615	72,440	71,944
Trading assets	8,085	8,085	6,276	6,276
Loans and commitments	36,746	36,732	34,163	34,241
Derivatives used for ALM	808	808	834	834
Other financial assets	40,890	40,890	31,167	31,167
Total financial assets	214,570	215,034	195,080	194,715
Assets of discontinued operations	-	-	278	278
Assets of consolidated investment management funds – primarily trading	14,699	14,699	14,766	14,766
Non-financial assets	37,175		37,135
Total assets	$266,444		$247,259
Liabilities:
Noninterest-bearing deposits	$40,105	$40,105	$38,703	$38,703
Interest-bearing deposits	122,391	123,072	106,636	107,417
Payables to customers and broker-dealers	10,550	10,550	9,962	9,962
Borrowings	6,850	6,850	8,599	8,599
Long-term debt	17,215	17,797	16,517	17,120
Trading liabilities	7,936	7,936	6,911	6,911
Derivatives used for ALM	713	713	192	192
Total financial liabilities	$205,760	$207,023	$187,520	$188,904
Liabilities of consolidated investment management funds – primarily trading	13,317	13,317	13,563	13,563
Non-financial liabilities	13,227		13,019
Total liabilities	$232,304		$214,102

The table below summarizes the carrying amount of the hedged financial instruments and the related notional amount of the hedge and estimated fair value (unrealized gain (loss)) of the derivatives that were linked to these items:

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At March 31, 2011:
Interest-bearing deposits with banks	$15,415	$15,415	$26	$(665)
Securities held-for-sale	2,095	2,097	81	(1)
Deposits	22	20	2	-
Long-term debt	13,245	12,534	699	(47)
At Dec. 31, 2010:
Interest-bearing deposits with banks	$6,763	$6,763	$-	$(148)
Securities held-for-sale	2,170	2,168	51	(3)
Deposits	27	25	3	-
Long-term debt	12,540	11,774	780	(41)

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

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon 79

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

At March 31, 2011, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

Consolidated collateralized loan obligations

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Based on the structure of the CLOs, the valuation of the assets is attributable to the senior note holders. Changes in the values of assets and liabilities are reflected in the income statement as investment income and interest of investment management fund note holders, respectively.

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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps.

Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. The fair value of these interest rate swaps compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 17.

Seed capital

In our Investment Management business we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets, depending on the nature of the investment. When applicable, we value seed capital based on the published NAV of the fund. We include funds in which ownership interests in the fund are publicly-traded in an active market and institutional funds in which investors trade in and out daily in Level 1 of the valuation hierarchy. We include open-end funds where investors are allowed to sell their ownership interest back to the fund less frequently than daily and where our interest in the fund contains no other rights or obligations in Level 2 of the valuation hierarchy. However, we generally include investments in funds which allow investors to sell their ownership interest back to the fund less frequently than monthly in Level 3, unless actual redemption prices are observable.

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

Private equity investments

Our Other business includes holdings of nonpublic private equity investment through funds managed by third party investment managers. We value private equity investments initially based upon the transaction price which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers.

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

The following tables present the financial instruments carried at fair value at March 31, 2011 and Dec. 31, 2010, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the first quarter of 2011.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$13,583	$-	$-	$-		$13,583
U.S. Government agencies	121	896	-	-		1,017
Sovereign debt	28	9,596	-	-		9,624
State and political subdivisions	-	582	10	-		592
Agency RMBS	-	18,827	-	-		18,827
Alt-A RMBS	-	410	-	-		410
Prime RMBS	-	1,170	-	-		1,170
Subprime RMBS	-	499	-	-		499
Other RMBS	-	1,327	-	-		1,327
Commercial MBS	-	2,508	-	-		2,508
Asset-backed CLOs	-	523	-	-		523
Other asset-backed securities	-	464	-	-		464
Equity securities (b)	21	22	-	-		43
Money market funds	1,310	-	-	-		1,310
Other debt securities (b)	121	3,199	64	-		3,384
Foreign covered bonds	2,363	724	-	-		3,087
Alt-A RMBS (c)	-	2,471	-	-		2,471
Prime RMBS (c)	-	1,764	-	-		1,764
Subprime RMBS (c)	-	148	-	-		148
Total available-for-sale	17,547	45,130	74	-		62,751
Trading assets:
Debt and equity instruments (d)	2,730	1,455	32	-		4,217
Derivative assets:
Interest rate	312	13,416	131	N/A
Foreign exchange	4,055	91	-	N/A
Equity	79	372	-	N/A
Other	1	-	-	N/A
Total derivative assets	4,447	13,879	131	(14,589	) (g)	3,868
Total trading assets	7,177	15,334	163	(14,589)		8,085
Loans	-	-	4	-		4
Other assets (e)	123	1,012	120	-		1,255
Subtotal assets of operations at fair value	$24,847	$61,476	$361	$(14,589)		$72,095
Percent of assets prior to netting	28.7%	70.9%	0.4%
Assets of consolidated investment management funds:
Trading assets	277	13,483	-	-		13,760
Other assets	744	193	2	-		939
Total assets of consolidated investment management funds	1,021	13,676	2	-		14,699
Total assets	$25,868	$75,152	$363	$(14,589)		$86,794
Percent of assets prior to netting	25.5%	74.1%	0.4%
Trading liabilities:
Debt and equity instruments	$2,487	$534	$-	$-		$3,021
Derivative liabilities:
Interest rate	-	14,443	108	N/A
Foreign exchange	3,929	44	-	N/A
Equity	51	311	17	N/A
Other	-	3	1	N/A
Total derivative liabilities	3,980	14,801	126	(13,992	) (g)	4,915
Total trading liabilities	6,467	15,335	126	(13,992)		7,936
Long-term debt	-	268	-	-		268
Other liabilities (f)	898	150	2	-		1,050
Subtotal liabilities at fair value	$7,365	$15,753	$128	$(13,992)		$9,254
Percent of liabilities prior to netting	31.7%	67.8%	0.5%
Liabilities of consolidated investment management funds:
Trading liabilities	-	13,313	-	-		13,313
Other liabilities	4	-	-	-		4
Total liabilities of consolidated investment management funds	4	13,313	-	-		13,317
Total liabilities	$7,369	$29,066	$128	$(13,992)		$22,571
Percent of liabilities prior to netting	20.2%	79.5%	0.3%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2010						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$12,609	$-	$-	$-		$12,609
U.S. Government agencies	-	1,005	-	-		1,005
Sovereign debt	27	8,522	-	-		8,549
State and political subdivisions	-	498	10	-		508
Agency RMBS	-	19,727	-	-		19,727
Alt-A RMBS	-	470	-	-		470
Prime RMBS	-	1,227	-	-		1,227
Subprime RMBS	-	508	-	-		508
Other RMBS	-	1,331	-	-		1,331
Commercial MBS	-	2,639	-	-		2,639
Asset-backed CLOs	-	249	-	-		249
Other asset-backed securities	-	539	-	-		539
Equity securities (b)	18	29	-	-		47
Money markets funds	2,538	-	-	-		2,538
Other debt securities (b)	91	3,193	58	-		3,342
Foreign covered bonds	2,260	608	-	-		2,868
Alt-A RMBS (c)	-	2,513	-	-		2,513
Prime RMBS (c)	-	1,825	-	-		1,825
Subprime RMBS (c)	-	158	-	-		158
Total securities available-for-sale	17,543	45,041	68	-		62,652
Trading assets:
Debt and equity instruments (d)	1,598	710	32	-		2,340
Derivative assets:
Interest rate	272	15,260	119	N/A
Foreign exchange	3,561	100	-	N/A
Equity	79	370	-	N/A
Other	1	1	-	N/A
Total derivative assets	3,913	15,731	119	(15,827	) (g)	3,936
Total trading assets	5,511	16,441	151	(15,827)		6,276
Loans	-	-	6	-		6
Other assets (e)	52	910	113	-		1,075
Subtotal assets of operations at fair value	$23,106	$62,392	$338	$(15,827)		$70,009
Percent of assets prior to netting	26.9%	72.7%	0.4%
Assets of consolidated investment management funds:
Trading assets	279	13,842	-	-		14,121
Other assets	499	144	2	-		645
Total assets of consolidated asset management funds	778	13,986	2	-		14,766
Total assets	$23,884	$76,378	$340	$(15,827)		$84,775
Percent of assets prior to netting	23.8%	75.9%	0.3%
Trading liabilities:
Debt and equity instruments	$1,277	$443	$6	$-		$1,726
Derivative liabilities:
Interest rate	-	16,126	149	N/A
Foreign exchange	3,648	59	-	N/A
Equity	54	304	22	N/A
Other	-	4	-	N/A
Total derivative liabilities	3,702	16,493	171	(15,181	) (g)	5,185
Total trading liabilities	4,979	16,936	177	(15,181)		6,911
Long-term debt	-	269	-	-		269
Other liabilities (f)	115	473	2	-		590
Subtotal liabilities at fair value	$5,094	$17,678	$179	$(15,181)		$7,770
Percent of liabilities prior to netting	22.2%	77.0%	0.8%
Liabilities of consolidated investment management funds:
Trading liabilities	-	13,561	-	-		13,561
Other liabilities	2	-	-	-		2
Total liabilities of consolidated asset management funds	2	13,561	-	-		13,563
Total liabilities	$5,096	$31,239	$179	$(15,181)		$21,333
Percent of liabilities prior to netting	14.0%	85.5%	0.5%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	March 31, 2011					Dec. 31, 2010
		Ratings					Ratings
(dollar amounts in millions)	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2007	$1	-%	-%	-%	100%	$1	-%	-%	-%	100%
2006	180	-	-	-	100	186	-	-	-	100
2005	156	-	-	-	100	209	-	-	-	100
2004 and earlier	73	34	13	41	12	74	70	25	5	-
Total Alt-A RMBS	$410	6%	2%	7%	85%	$470	11%	4%	1%	84%
Prime RMBS, originated in:
2007	$242	28%	2%	19%	51%	$254	50%	28%	7%	15%
2006	159	-	-	-	100	166	-	39	-	61
2005	295	40	-	14	46	310	39	-	14	47
2004 and earlier	474	70	13	7	10	497	79	12	6	3
Total prime RMBS	$1,170	44%	5%	11%	40%	$1,227	52%	16%	8%	24%
Subprime RMBS, originated in:
2007	$4	-%	6%	94%	-%	$5	-%	8%	92%	-%
2005	94	24	13	12	51	97	25	12	12	51
2004 and earlier	401	8	15	17	60	406	74	13	5	8
Total subprime RMBS	$499	11%	14%	17%	58%	$508	64%	13%	7%	16%
Commercial MBS - Domestic, originated in:
2007	$681	83%	8%	9%	-%	$685	83%	8%	9%	-%
2006	577	89	11	-	-	582	90	10	-	-
2005	476	100	-	-	-	489	100	-	-	-
2004 and earlier	388	100	-	-	-	528	100	-	-	-
Total commercial MBS - Domestic	$2,122	92%	5%	3%	-%	$2,284	92%	5%	3%	-%
Foreign covered bonds:
Germany	$2,363	97%	3%	-%	-%	$2,260	99%	1%	-%	-%
Canada	724	100	-	-	-	608	100	-	-	-
Total foreign covered bonds	$3,087	97%	3%	-%	-%	$2,868	100%	-%	-%	-%
European Floating Rate Notes:
United Kingdom	$885	99%	1%	-%	-%	$848	99%	1%	-%	-%
Netherlands	89	60	40	-	-	150	78	22	-	-
Other	969	40	48	12	-	909	73	27	-	-
Total European Floating Rate Notes	$1,943	68%	26%	6%	-%	$1,907	85%	15%	-%	-%
Sovereign debt:
United Kingdom	$3,430	100%	-%	-%	-%	$3,214	100%	-%	-%	-%
Germany	3,963	100	-	-	-	3,065	100	-	-	-
France	1,588	100	-	-	-	1,845	100	-	-	-
Netherlands	415	100	-	-	-	396	100	-	-	-
Other	228	89	1	10	-	29	93	6	-	1
Total sovereign debt	$9,624	100%	-%	-%	-%	$8,549	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2007	$757	-%	-%	-%	100%	$792	-%	-%	-%	100%
2006	684	-	-	-	100	660	-	-	-	100
2005	787	5	-	5	90	820	2	-	4	94
2004 and earlier	243	8	1	30	61	241	22	46	19	13
Total Alt-A RMBS (b)	$2,471	2%	-%	5%	93%	$2,513	3%	4%	3%	90%
Prime RMBS (b), originated in:
2007	$658	-%	-%	-%	100%	$679	-%	-%	-%	100%
2006	416	-	-	-	100	431	-	-	-	100
2005	649	1	5	-	94	672	2	5	1	92
2004 and earlier	41	39	22	-	39	43	49	47	-	4
Total prime RMBS (b)	$1,764	1%	2%	-%	97%	$1,825	2%	3%	-%	95%
Subprime RMBS (b), originated in:
2007	$6	-%	-%	-%	100%	$15	-%	-%	-%	100%
2006	89	-	-	-	100	89	-	-	-	100
2005	13	-	-	-	100	13	-	-	-	100
2004 and earlier	40	5	33	-	62	41	53	-	-	47
Total subprime RMBS (b)	$148	1%	9%	-%	90%	$158	14%	-%	-%	86%

(a)	At March 31, 2011 and Dec. 31, 2010, the German foreign covered bonds were considered Level 1 in the valuation hierarchy. All other assets in the table above are considered Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts for the quarters ended March 31, 2011 and Dec. 31, 2010 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

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

Fair value measurements for assets using significant unobservable inputs for three months ended March 31, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119	$6	$113		$338
Transfers into Level 3	-		6		-		1	-	-		7
Transfers out of Level 3	-		-		-		14	2	-		16
Total gains or losses:
Included in earnings (or changes in net assets)	-	(a)	-	(a)	-	(b)	25	-	6	(c)	31
Purchases	-		-		-		-	-	1		1
Fair value at March 31, 2011	$10		$64		$32		$131	$4	$120		$361
The amount of total gains or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$-		$38	$-	$-		$38

Fair value measurements for liabilities using significant unobservable inputs for three months ended March 31, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities	Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$(6)	$(171)	$(2)	$(179)
Total gains or losses:
Included in earnings (or changes in net assets)	-	49 (b)	-	49
Issuances	6	-	-	6
Settlements	-	4	-	4
Fair value at March 31, 2011	$-	$(126)	$(2)	$(128)
The amount of total gains or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$19	$-	$19

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Fair value measurements using significant unobservable inputs year ended Dec. 31, 2010						Purchases, issuances and settlements, net	Transfers in/(out) of Level 3	Fair value Dec. 31, 2010	Change in unrealized gains and (losses) related to instruments held at Dec. 31, 2010
	Fair value Dec. 31, 2009	Total realized/unrealized gains/(losses) recorded in
(in millions)		Income		Comprehensive income
Available-for-sale securities:
Asset-backed CLOs	$6	$-		$-		$-	$(6)	$-	$-
State and political subdivisions	-	1		-		-	9	10	1
Other debt securities	50	2		-		8	(2)	58	2
Total available-for-sale	56	3	(a)	-	(a)	8	1	68	3
Trading assets:
Debt and equity instruments	170	(1)		-		3	(140)	32	-
Derivative assets	146	(44)		-		2	15	119	28
Total trading assets	316	(45	) (b)	-		5	(125)	151	28
Loans	25	2		-		(18)	(3)	6	-
Other assets	164	13	(c)	-		(4)	(60)	113	-
Total assets	$561	$(27)		$-		$(9)	$(187)	$338	$31
Trading liabilities:
Debt and equity instruments	$-	$-		$-		$(6)	$-	$(6)	$-
Derivative liabilities	(92)	(57	) (b)	-		(24)	2	(171)	(122)
Other liabilities	(3)	1	(c)	-		-	-	(2)	-
Total liabilities	$(95)	$(56)		$-		$(30)	$2	$(179)	$(122)

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2011 and Dec. 31, 2010, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2011 and Dec. 31, 2010.

Assets measured at fair value on a nonrecurring basis at March 31, 2011 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$186	$35	$221
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$192	$35	$227

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2010 (in millions)	Level 1	Level 2	Level 3	Total carrying value
Loans (a)	$-	$188	$53	$241
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$194	$53	$247

(a)	During the quarters ended March 31, 2011 and December 31, 2010, the fair value of these loans was reduced $17 million and $15 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	The fair value of Other assets received in satisfaction of debt was increased by $4 million in the first quarter of 2011 and was reduced by $1 million in the fourth quarter of 2010, based on the fair value of the underlying collateral with an offset in other revenue.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value (in millions)	March 31, 2011	Dec. 31, 2010
Assets of consolidated investment management funds:
Trading assets	$13,760	$14,121
Other assets	939	645
Total assets of consolidated investment management funds	$14,699	$14,766
Liabilities of consolidated investment management funds:
Trading liabilities	$13,313	$13,561
Other liabilities	4	2
Total liabilities of consolidated investment management funds	$13,317	$13,563
Non-redeemable noncontrolling interests of consolidated investment management funds	$777	$699

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Accordingly, mark-to-market best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income of consolidated investment management funds.

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At March 31, 2011, the fair value of this long-term debt was $268 million. We have also elected the fair value option on approximately $118 million of unfunded lending related commitments. The following table presents the changes in fair value of these unfunded lending related commitments and long-term debt included in foreign exchange and other trading revenue in the consolidated income statement for the three months ended March 31, 2011 and March 31, 2010.

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2011	March 31, 2010
Long-term debt (a)	$1	$(7)
Loans	-	-

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820 hierarchy. The fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million at March 31, 2011 and Dec. 31, 2010 and is included in other liabilities.

Note 17 – Derivative instruments

We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk, to generate profits from proprietary trading and to assist customers with their risk management objectives.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of foreign currency and interest rate risk management products. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first quarter of 2011 or in the first quarter of 2010.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of investment securities held for sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The securities hedged consist of sovereign debt, U.S. Treasury bonds and asset-backed securities that generally had weighted average lives of 10 years or less at initial purchase. The asset-backed securities are callable six months prior to maturity. The swaps on the asset-backed securities are callable six months prior to maturity. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of the same maturity, repricing and fixed rate coupon. At March 31, 2011, $2.1 billion of securities were hedged with interest rate swaps that had notional values of $2.1 billion.

The fixed rate deposits hedged generally have original maturities of 5 to 11 years and are not callable. These deposits are hedged with receive fixed rate, pay variable rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At March 31, 2011, $20 million of deposits were hedged with interest rate swaps that had notional values of $20 million.

The fixed rate long-term debt hedged generally have original maturities of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2011, $12.5 billion of debt was hedged with interest rate swaps that had notional values of $12.5 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of 12 months or less to hedge our Sterling, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2011, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $280 million (notional), with $2 million of pre-tax losses recorded in other comprehensive income. These losses will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of eleven months or less as hedges against our exposure to Euro, Australian Dollar, Norwegian Krona, Danish Krona, Swedish Krona, Swiss Franc and Japanese Yen foreign exchange exposure with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of March 31, 2011, the hedged placements and their designated forward foreign exchange contract hedges were $15.4 billion (notional), with $8 million of pre-tax gain recorded in other comprehensive income. This gain will be reclassified to net interest revenue and other income over the next eleven months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2011, forward foreign exchange contracts with notional amounts totaling $4.5 billion were designated as hedges.

In addition to forward foreign exchange contracts we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long- term liabilities of BNY Mellon in various currencies, and, at March 31, 2011, had a combined U.S. dollar equivalent value of $885 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Ineffectiveness	Three months ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Fair value hedge of loans	$-	$0.2	$0.1
Fair value hedge of securities	(0.3)	(0.7)	(0.1)
Fair value hedge of deposits and long-term debt	(5.8)	(0.7)	11.3
Cash flow hedges	(0.1)	-	-
Other (a)	0.1	(0.1)	-
Total	$(6.1)	$(1.3)	$11.3
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet
	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010	March 31, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments (b):
Interest rate contracts	$14,652	$13,967	$595	$707	$35	$33
Foreign exchange contracts	20,186	11,816	30	2	862	116
Total derivatives designated as hedging instruments			$625	$709	$897	$149
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,106,342	$1,090,718	$13,859	$15,651	$14,551	$16,275
Equity contracts	6,682	6,905	451	449	379	380
Credit contracts	621	681	1	2	4	4
Foreign exchange contracts	376,749	315,050	4,146	3,661	3,973	3,707
Total derivatives not designated as hedging instruments			$18,457	$19,763	$18,907	$20,366
Total derivatives fair value (d)			$19,082	$20,472	$19,804	$20,515
Effect of master netting agreements			(14,589)	(15,827)	(13,992)	(15,181)
Fair value after effect of master netting agreements			$4,493	$4,645	$5,812	$5,334
(a)	Derivative financial instruments are reported net of cash collateral received and paid of $818 million and $221 million, respectively at March 31, 2011 and $889 million and $243 million, respectively at Dec. 31, 2010.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At March 31, 2011, approximately $411 billion (notional) of interest rate contracts will mature within one year, $438 billion between one and five years, and $272 billion after five years. At March

31, 2011, approximately $383 billion (notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years, and $7 billion after five years.

Impact of derivative instruments on the income statement
(in millions)		Amount of gain or (loss) recognized in income on derivatives Quarter ended			Amount of gain or (loss) recognized in hedged item Quarter ended
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	March 31, 2011	March 31, 2010	Location of gain or (loss) recognized in income on hedged item	March 31, 2011	March 31, 2010
Interest rate contracts	Net interest revenue	$(79)	$167	Net interest revenue	$73	$(155)

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
FX contracts	$(5)	$5	Net interest revenue	$(11)	$-	Net interest revenue	$-	$-
FX contracts	(491)	-	Other revenue	(488)	-	Other revenue	(0.1)	-
FX contracts	3	-	Salary expense	-	-	Salary expense	-	-
Total	$(493)	$5		$(499)	$-		$(0.1)	$-

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
FX contracts	$(169)	$70	Net interest revenue	$-	$-	Other revenue	$0.1	$-

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2011	Dec. 31, 2010	March 31, 2010
Foreign exchange	$173	$206	$175
Fixed income	17	39	80
Credit derivatives (a)	(1)	(3)	(2)
Other	9	16	9
Total	$198	$258	$262
(a)	Used as economic hedges of loans.

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2011 for three key ratings triggers.

If BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value) (a)
A3/A-	$479 million
Baa2/BBB	$693 million
Bal/BB+	$1,257 million
(a)	The change between rating categories is incremental, not cumulative.

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on March 31, 2011, existing collateral arrangements would have required us to post an additional $708 million of collateral.

Note 18 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2011 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure	March 31, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Securities industry	$5.4	$2.1	$7.5
Banks	5.0	2.3	7.3
Insurance	0.1	5.1	5.2
Asset managers	0.9	2.6	3.5
Government	0.1	2.1	2.2
Other	0.2	1.7	1.9
Total	$11.7	$15.9	$27.6

Commercial portfolio exposure	March 31, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$5.5	$6.1
Manufacturing	0.4	5.8	6.2
Energy and utilities	0.3	5.4	5.7
Media and telecom	0.2	1.5	1.7
Total	$1.5	$18.2	$19.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

A summary of our off-balance sheet credit risks, net of participations, at March 31, 2011 and Dec. 31, 2010 follows:

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Off-balance sheet credit risks (in millions)	March 31, 2011	Dec 31, 2010
Lending commitments (a)	$28,600	$29,100
Standby letters of credit (b)	7,844	8,483
Commercial letters of credit	475	512
Securities lending indemnifications	277,706	278,069
Support agreements	123	116
(a)	Net of participations totaling $238 million at March 31, 2011 and $423 million at Dec. 31, 2010.
(b)	Net of participations totaling $1.7 billion at March 31, 2011 and $1.7 billion at Dec. 31, 2010.

Included in lending commitments are facilities that provide liquidity for variable rate tax exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $10.1 billion less than one year; $18.2 billion in one to five years, and $0.3 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $7.8 billion at March 31, 2011 and $8.5 billion at Dec. 31, 2010 and includes $640 million and $628 million that were collateralized with cash and securities at March 31, 2011 and Dec. 31, 2010, respectively. At March 31, 2011, approximately $2.5 billion of the SBLCs will expire within one year and the remaining $5.3 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending related commitments was $87 million at March 31, 2011 and $73 million at Dec. 31, 2010.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2011	Dec 31, 2010
Investment grade	90%	89%
Noninvestment grade	10%	11%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $475 million at March 31, 2011, compared with $512 million at Dec. 31, 2010.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide 102% cash collateral, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $285 billion at both March 31, 2011 and Dec. 31, 2010.

At March 31, 2011, our potential maximum exposure to support agreements was approximately $123 million, after deducting the reserve, assuming the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

exposure includes agreements covering Lehman securities as well as other client support agreements. This compares with $116 million at Dec. 31, 2010.

Trust and transfer agent activities

BNY Mellon maintains several escrow accounts in which deposits are received from clients in connection with corporate trust and dividend and interest payment services. Since BNY Mellon acts only as a transfer and trust agent for these funds, neither the assets nor the corresponding liability are included in these financial statements. In connection with the performance of these services, BNY Mellon invests such funds in interest-earning investments solely in an agency capacity. The interest earned is recognized in the financial statements as interest income. Customer balances maintained in an agency capacity and not reflected on BNY Mellon’s balance sheets totaled approximately $199 million at March 31, 2011 and $275 million at Dec. 31, 2010. In addition, as a result of the GIS acquisition, at March 31, 2011, our clients maintained approximately $4.5 billion of custody cash on deposit with other institutions. Revenue generated from these balances is included in other revenue on the income statement. These deposits are expected to transition to BNY Mellon by the end of 2011.

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

Legal proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions and regulatory matters. Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, penalties and/or other remedial sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, we do not believe that judgments or settlements, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage), will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period.

In view of the inherent unpredictability of outcomes in litigation and regulatory matters, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and regulatory matters, including a possible eventual loss, fine, penalty or business impact, if any, associated with each such matter. In accordance with applicable accounting guidance, BNY Mellon establishes reserves for litigation and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. BNY Mellon will continue to monitor such matters for developments that could affect the amount of the reserve, and will adjust the reserve amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, BNY Mellon does not establish a reserve and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. BNY Mellon believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of those matters described herein that are subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48) (FIN 48), the aggregate range of such reasonably possible loss is up to $800 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters

As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy Trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the Trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured, and not subject to equitable subordination. The bankruptcy Trustee appealed this decision on Dec. 1, 2010.

As previously disclosed, in November 2009, the Division of Enforcement of the U.S. Commodities Futures Trading Commission (“CFTC”) indicated that it is considering a recommendation to the CFTC that it file a civil enforcement action against The Bank of New York Mellon for possible violations of the Commodity Exchange Act and CFTC regulations in connection with its relationship to Sentinel. The Bank of New York Mellon responded in writing to the CFTC on Jan. 29, 2010 and provided an explanation as to why an enforcement action is unwarranted.

Auction Rate Securities Matters

As previously disclosed, in April 2008, BNY Mellon notified the SEC that Mellon Financial Markets LLC (“MFM”) placed orders on behalf of certain issuers to purchase their own

Auction Rate Securities (“ARS”). The Texas State Securities Board, Florida Office of Financial Regulation and the New York State Attorney General began investigating this matter in approximately October 2008 and are focused on whether and to what extent the issuers’ orders had the effect of reducing the clearing rate and preventing failed auctions. These investigations, with which MFM is fully cooperating, are ongoing.

As previously disclosed, in February and April 2009, two institutional customers filed lawsuits in Texas state District Court for Dallas County, and California state Superior Court for Orange County, alleging misrepresentations and omissions in the sale of ARS. A third institutional customer filed an arbitration proceeding in December 2008. The Texas lawsuit was resolved and dismissed on April 8, 2011. The remaining two disputes together seek rescission of approximately $42 million of ARS, plus interest and attorneys’ fees.

Agency Cross Trading Matter

As previously disclosed, on July 22, 2008, BNY Mellon notified FINRA and the SEC that employees of BNY Mellon Securities LLC, a broker-dealer subsidiary of the Company, which executed orders to purchase and sell securities on behalf of Mellon Investor Services LLC, failed to comply with certain best execution and regulatory requirements in connection with agency cross trades. On Jan. 14, 2011, the SEC announced the settlement of its subsequent action against BNY Mellon Securities LLC, finding that it had failed to supervise traders on its equity desk, censuring BNY Mellon Securities LLC and imposing monetary sanctions totaling $24 million.

Securities Lending Matters

As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from December 2008 to 2011, and are currently pending in courts in Oklahoma, New York, Washington, California and South Carolina and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc., Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

losses. Three of the pending cases seek to proceed as class actions.

Matters Relating To Bernard L. Madoff

As previously disclosed, on May 11, 2010, the New York State Attorney General commenced a civil lawsuit against Ivy Asset Management LLC (“Ivy”), a subsidiary of BNY Mellon that manages primarily funds-of-hedge-funds, and two of its former officers in New York state court. The lawsuit alleges that Ivy, in connection with its role as sub-advisor to investment managers whose clients invested with Madoff, did not disclose certain material facts about Madoff. The complaint seeks an accounting of compensation received from January 1997 to the present by the Ivy defendants in connection with the Madoff investments, and unspecified damages, including restitution, disgorgement, costs and attorneys’ fees.

As previously disclosed, on Oct. 21, 2010, the U.S. Department of Labor commenced a civil lawsuit against Ivy, two of its former officers, and others in federal court in the Southern District of New York. The lawsuit alleges that Ivy violated the Employee Retirement Income Security Act (“ERISA”) by failing to disclose certain material facts about Madoff to investment managers subadvised by Ivy whose clients included employee benefit plan investors. The complaint seeks disgorgement and damages. On Dec. 8, 2010, the Trustee overseeing the Madoff liquidation sued many of the same defendants in bankruptcy court in New York, seeking to avoid withdrawals from Madoff investments made by various funds-of-funds (including six funds-of-funds managed by Ivy).

As previously disclosed, Ivy or its affiliates have been named in a number of civil lawsuits filed beginning Jan. 27, 2009 relating to certain investment funds that allege losses due to the Madoff investments. Ivy acted as a sub-advisor to the investment managers of some of those funds. Plaintiffs assert various causes of action including securities and common-law fraud. Certain of the cases seek to proceed as class actions and/or to assert derivative claims on behalf of the funds. Most of the cases have been consolidated in two actions in federal court in the Southern District of New York, with certain cases filed in New York state Supreme Court for New York and Nassau counties.

Medical Capital Litigations

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of putative class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and currently pending in federal court in the Central District of California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages.

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, certain governmental authorities have requested information or served subpoenas on BNY Mellon seeking information relating to foreign exchange transactions in connection with custody services BNY Mellon provides to certain clients, including certain governmental entities and public pension plans. BNY Mellon is cooperating with these inquiries.

In January 2011, the Virginia Attorney General filed a Notice of Intervention in a lawsuit filed in Virginia Circuit Court, Fairfax County by a private party under the Virginia Fraud Against Taxpayers Act. In February 2011, the Florida Attorney General filed a Notice of Intervention in a lawsuit filed in Florida Circuit Court, Leon County by a private party under the Florida False Claims Act. On March 7, 2011, the Southeastern Pennsylvania Transportation Authority (“SEPTA”) filed a putative class action lawsuit against BNY Mellon in the U.S. District Court for the Eastern District of Pennsylvania. Each of the actions alleges that BNY Mellon improperly charged and reported prices for foreign exchange transactions executed in connection with custody services provided by BNY Mellon.

German Broker-Dealer Litigation

As previously disclosed, on various dates from 2004 to 2011, BNY Mellon subsidiary Pershing LLC (“Pershing”) was named as a defendant in more than 100 lawsuits filed in Germany by plaintiffs who are investors with accounts at German broker-dealers. The plaintiffs allege that Pershing, which had a contractual relationship with the broker-dealers through which the broker-dealers executed options transactions on behalf of the broker-dealers’ clients, should be held liable for the tortious acts of the broker-dealers. Plaintiffs seek to recover their investment losses, interest, and statutory attorney’s fees and costs. On March 9, 2010, the German Federal Supreme Court ruled in the plaintiff’s favor in one of these cases, and held Pershing liable for a

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

German broker-dealer’s tortious acts. In another similar case, in December 2010, the Federal Supreme Court denied Pershing’s appeals, and ruled in favor of 12 plaintiffs, in conformance with its March 2010 decision. On Jan. 25, 2011 and March 22, 2011, the Federal Supreme Court ruled in the plaintiffs’ favor in five other similar cases, and remanded an additional thirteen cases to the appellate court for further findings.

Lyondell Litigation

As previously disclosed, in an action filed in New York state Supreme Court for New York County, on Sept. 14, 2010, plaintiffs as holders of debt issued by Basell AF in 2005 allege that The Bank of New York Mellon, as indenture trustee, breached its contractual and fiduciary obligations by executing an intercreditor agreement in 2007 in connection with Basell’s acquisition of Lyondell Chemical Company. Plaintiffs are seeking damages for their alleged losses resulting from the execution of the 2007 intercreditor agreement that allowed the company to increase the amount of its senior debt.

Withholding Tax Matters

As previously disclosed, in 2007, in connection with its obligation to file information and withholding tax returns with the IRS for its various businesses, BNY Mellon became aware of certain inconsistencies in supporting documentation and records for certain of BNY Mellon’s businesses, and initiated an extensive company-wide review. We notified the IRS of the inconsistencies and continue to cooperate with the IRS in its review of this matter. On March 24, 2011, we entered into a closing agreement with the IRS to resolve the matter.

Tax Litigation

As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of U.K. corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. A trial is currently scheduled for Dec. 5, 2011. The aggregate tax benefit for all six years in question is approximately $900 million, including interest. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties.

Note 19 – Review of businesses

We have an internal information system that produces performance data for our two principal businesses and the Other segment. The following discussion of our businesses satisfies the disclosure requirements for ASC 280, Segment Reporting.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in BNY ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

Also in the first quarter of 2011, we revised the net interest revenue for our businesses to reflect a new approach which adjusts our transfer pricing methodology to better reflect the value of certain domestic deposits. All prior period business results have been restated to reflect this revision. This revision did not impact the consolidated results.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in BNY Mellon’s 2010 Annual Report on Form 10-K.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The operations of acquired businesses are integrated with the existing businesses soon after they are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

Information on our businesses is reported on a continuing operations basis for all 2010 periods presented. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

We provide data for two principal businesses and the Other segment as shown below:

Business	Primary types of revenue
Investment Management

•    Investment management and performance fees from:

Mutual funds

Institutional clients

Private clients

Performance fees

High-net-worth individuals and families, endowments and foundations and related entities.

•    Distribution and servicing fees

Investment Services

•    Asset servicing fees, including institutional trust and custody fees, Broker-dealer services and securities lending

•    Issuer services fees, including Corporate trust, Depositary receipts, Employee investment plan services and Shareowner services

•    Clearing services fees, including Broker-dealer services and Registered investment advisor services

•    Treasury services fees, including Global payment services and Working capital solutions

•    Foreign exchange

Other segment	• Credit-related activities • Leasing operations • Corporate treasury activities • Global markets and institutional banking services • Business exits

The results of our businesses are presented and analyzed on an internal management reporting basis:

•

Revenue amounts reflect fee and other revenue generated by each business. Fee and other revenue transferred between businesses under revenue transfer agreements is included within other revenue in each business.

•

Revenues and expenses associated with specific client bases are included in those businesses. For example, foreign exchange activity associated with clients using custody products is allocated to Investment Services.

•	Net interest revenue is allocated to businesses based on the yields on the assets and liabilities generated by each business. We employ a funds transfer pricing system that matches funds with the specific assets and liabilities of each business based on their interest sensitivity and maturity characteristics.
•	Support and other indirect expenses are allocated to businesses based on internally-developed methodologies.
•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.
•	Special litigation reserves is a corporate level item and is therefore recorded in the Other segment.
•

Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the securities portfolio are included in the Other segment.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

•

Client deposits serve as the primary funding source for our investment securities portfolio. We typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of the businesses.

•	Support agreement charges are recorded in the business in which the charges occurred.
•	Restructuring charges resulted from corporate initiatives and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2011	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$870	(a)	$1,950	$84	$2,904	(a)
Net interest revenue	53		639	6	698
Total revenue	923		2,589	90	3,602
Noninterest expense	685		1,816	196	2,697
Income (loss) before taxes	$238	(a)	$773	$(106)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,318		$178,718	$41,662	$257,698
(a)	Total fee and other revenue and income before taxes for the first quarter of 2011 includes income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million. The net of these income statement line items of $66 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended Dec. 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$899	(a)	$2,010	$108	$3,017	(a)
Net interest revenue	50		598	72	720
Total revenue	949		2,608	180	3,737
Provision for credit losses	2		-	(24)	(22)
Noninterest expense	728		1,812	263	2,803
Income (loss) before taxes	$219	(a)	$796	$(59)	$956	(a)
Pre-tax operating margin (b)	23%		31%	N/M	26%
Average assets	$37,648		$174,815	$43,723	$256,186	(c)
(a)	Total fee and other revenue and income before taxes for the fourth quarter of 2010 includes income from consolidated investment management funds of $59 million, net of noncontrolling interests of $14 million. The net of these income statement line items of $45 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $223 million for the fourth quarter of 2010, consolidated average assets were $256,409 million.

N/M - Not meaningful.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$775	(a)	$1,590	$205	$2,570	(a)
Net interest revenue	52		653	60	765
Total revenue	827		2,243	265	3,335
Provision for credit losses	-		-	35	35
Noninterest expense	627		1,457	356	2,440
Income (loss) before taxes	$200	(a)	$786	$(126)	$860	(a)
Pre-tax operating margin (b)	24%		35%	N/M	26%
Average assets	$33,805		$153,666	$37,046	$224,517	(c)
(a)	Total fee and other revenue and income before taxes for the first quarter of 2010 includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $24 million. The net of these income statement line items of $41 million is included above in fee and other revenue.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $898 million for the first quarter of 2010, consolidated average assets were $225,415 million.

N/M - Not meaningful.

Note 20 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2011	2010
Transfers from loans to other assets for OREO	$3	$3
Assets of consolidated VIEs	-	12,568
Liabilities of consolidated VIEs	-	11,494
Non-controlling interests of consolidated VIEs	-	751

BNY Mellon 99

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

100    BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our businesses; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: our plans with respect to share repurchases; our expectations with respect to the Shareowner Services and Talon transactions; expectations with respect to our anticipated 2011 tax rates; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to BNY Mellon’s investment securities portfolio; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; descriptions and measures of our allowance for credit losses and loan losses; assumptions in amounts of interest income for loans on nonaccrual status; descriptions of our exposure to support agreements; the impact of a reduction in our Investment Services business on our access to deposits; requirements for any increase in dividends; statements with respect to our liquidity targets; access to capital markets and our shelf registration statements; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent Company; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act, proposed FDIC assessments; expectations with respect to implementation of Basel II and Basel III, including ability to timely meet capital guidelines; and the implementation of IFRS; whether bank subsidiaries can pay dividends without regulatory waiver; our liability with respect to our role as trustee in mortgage-backed securitizations; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2010, and any subsequent reports filed with the Securities and Exchange Commission (the “Commission”) by BNY Mellon pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2010 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the Commission pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

BNY Mellon    101

Part II – Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 to the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the first quarter of 2011.

Issuer purchases of equity securities

Share repurchases during first quarter 2011
(common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under plans or programs
January 2011	10		$29.93	-	33,800
February 2011	767		$31.69	-	33,800
March 2011	1,209		$29.28	1,100	45,700
First quarter 2011	1,986	(a)	$30.21	1,100	45,700
(a)	Includes shares purchased at a purchase price of approximately $28 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. In addition, on March 22, 2011, the Board of Directors of BNY Mellon authorized the repurchase of up to 13 million shares of common stock. At March 31, 2011, 45.7 million common shares were available for repurchase under these programs. There is no expiration date on either of these repurchase programs.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 104 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

102    BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: May 9, 2011	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

BNY Mellon    103

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) as filed with the Commission on Feb. 28, 2011, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2011. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Form of Executive Restricted Stock Unit Agreement.	Filed herewith.

10.2	Form of Executive Stock Option Agreement.	Filed herewith.

10.3	Amendment to Letter Agreement, dated March 1, 2011, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Filed herewith.

10.4	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Filed herewith.

104    BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

10.5	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on March 11, 2011 and incorporated herein by reference.

10.6	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on March 11, 2011 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

BNY Mellon 105