Form 10-Q
period 2011-06-30
Bank of New York Mellon CORP
filed 2011-08-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2011

Common Stock, $0.01 par value	1,232,691,406

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2011 Form 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Second quarter 2011 and subsequent events	5
Highlights of second quarter 2011 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Review of businesses	15
Critical accounting estimates	27
Consolidated balance sheet review	29
Liquidity and dividends	39
Capital	43
Trading activities and risk management	45
Foreign exchange and other trading	46
Asset/liability management	47
Off-balance-sheet arrangements	47
Supplemental information – Explanation of Non-GAAP financial measures	48
Recent accounting and regulatory developments	52
Government monetary policies and competition	59
Website information	60

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	61
Consolidated Balance Sheet (unaudited)	63
Consolidated Statement of Cash Flows (unaudited)	64
Consolidated Statement of Changes in Equity (unaudited)	65

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	66
Note 2 – Accounting changes and new accounting guidance	66
Note 3 – Acquisitions	67
Note 4 – Discontinued operations	67
Note 5 – Securities	68
Note 6 – Loans and asset quality	71
Note 7 – Goodwill and intangible assets	77
Note 8 – Other assets	79
Note 9 – Net interest revenue	80
Note 10 – Employee benefit plans	81
Note 11 – Restructuring charges	81
Note 12 – Income taxes	82
Note 13 – Securitizations and variable interest entities	82
Note 14 – Fair value of financial instruments	85
Note 15 – Fair value measurement	86
Note 16 – Fair value option	97
Note 17 – Derivative instruments	98
Note 18 – Commitments and contingent liabilities	102
Note 19 – Review of businesses	107
Note 20 – Supplemental information to the Consolidated Statement of Cash Flows	110

Item 4. Controls and Procedures	111

Forward-looking Statements	112

Part II – Other Information

Item 1. Legal Proceedings	113

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	113

Item 6. Exhibits	113

Signature	114

Index to Exhibits	115

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2011	March 31, 2011	June 30, 2010 (a)	June 30, 2011	June 30, 2010 (a)
Net income basis:
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$735	$625	$658	$1,360	$1,217
Basic EPS	0.59	0.50	0.54	1.09	1.00
Diluted EPS	0.59	0.50	0.54	1.08	1.00

Return on common equity (annualized)	8.8%	7.7%	8.7%	8.3%	8.2%
Return on average assets (annualized)	1.06%	0.98%	1.15%	1.02%	1.08%

Continuing operations:
Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$735	$625	$668	$1,360	$1,269
Basic EPS from continuing operations	0.59	0.50	0.55	1.09	1.04
Diluted EPS from continuing operations	0.59	0.50	0.55	1.08	1.04

Fee and other revenue	$3,056	$2,838	$2,555	$5,894	$5,084
Income of consolidated investment management funds	63	110	65	173	130
Net interest revenue	731	698	722	1,429	1,487

Total revenue	$3,850	$3,646	$3,342	$7,496	$6,701

Return on common equity (annualized) (b)	8.8%	7.7%	8.8%	8.3%	8.5%

Return on tangible common equity (annualized) – Non-GAAP (b)	26.3%	24.3%	25.7%	25.3%	25.7%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	78%	76%	78%	76%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$248	$238	$240	$243	$241

Percentage of non-U.S. total revenue	37%	37%	35%	37%	35%

Pre-tax operating margin (b)	27%	26%	30%	26%	28%
Non-GAAP adjusted (b)	29%	28%	32%	29%	33%

Net interest margin (FTE)	1.41%	1.49%	1.74%	1.43%	1.82%

Assets under management (“AUM”) at period end (in billions)	$1,274	$1,229	$1,047	$1,274	$1,047

Assets under custody and administration (“AUC”) at period end (in trillions)	$26.3	$25.5	$21.8	$26.3	$21.8
Equity securities	31%	32%	28%	31%	28%
Fixed income securities	69%	68%	72%	69%	72%
Cross-border assets at period end (in trillions)	$10.1	$9.9	$8.3	$10.1	$8.3

Market value of securities on loan at period end (in billions) (c)	$273	$278	$248	$273	$248

Average common shares and equivalents outstanding (in thousands):
Basic	1,230,406	1,234,076	1,204,557	1,232,232	1,203,554
Diluted	1,233,710	1,238,284	1,208,830	1,236,016	1,207,578

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Six months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2011	March 31, 2011	June 30, 2010 (a)	June 30, 2011	June 30, 2010 (a)
Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP(d)	6.6%	6.1%	N/A	6.6%	N/A
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)(e)	12.6%	12.4%	11.9%	12.6%	11.9%
Tier 1 capital ratio (e)	14.1%	14.0%	13.5%	14.1%	13.5%
Total (Tier 1 plus Tier 2) capital ratio (e)	16.7%	16.8%	17.2%	16.7%	17.2%
Common shareholders’ equity to total assets ratio (b)	11.1%	12.5%	12.9%	11.1%	12.9%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.0%	5.9%	6.3%	6.0%	6.3%

Selected average balances:
Interest-earning assets	$209,933	$190,185	$167,119	$200,114	$165,285
Assets of operations	$264,254	$243,356	$216,801	$253,863	$214,755
Total assets	$278,480	$257,698	$228,841	$268,147	$227,138
Interest-bearing deposits	$125,958	$116,515	$99,963	$121,263	$100,496
Noninterest-bearing deposits	$43,038	$38,616	$34,628	$40,839	$33,983
Total The Bank of New York Mellon Corporation shareholders’ equity	$33,464	$32,827	$30,462	$33,147	$30,104

Other information at period end:
Full-time employees	48,900	48,400	42,700	48,900	42,700
Cash dividends per common share	$0.13	$0.09	$0.09	$0.22	$0.18
Dividend yield (annualized)	2.0%	1.2%	1.5%	1.7%	1.5%
Dividend payout ratio	22%	18%	17%	20%	18%
Closing common stock price per common share	$25.62	$29.87	$24.69	$25.62	$24.69
Market capitalization	$31,582	$37,090	$29,975	$31,582	$29,975

Book value per common share – GAAP (b)	$27.46	$26.78	$25.04	$27.46	$25.04
Tangible book value per common share – Non-GAAP (b)	$10.28	$9.67	$9.33	$10.28	$9.33
Common shares outstanding (in thousands)	1,232,691	1,241,724	1,214,042	1,232,691	1,214,042

(a)	Presented on a continuing operations basis.
(b)	See Supplemental Information beginning on page 48 for a calculation of these ratios.
(c)	Represents the securities on loan managed by the Investment Services business.
(d)	Our estimated Basel III Tier I common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the near future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(e)	Determined under Basel I regulatory guidelines. The three-month and six-month periods ended June 30, 2010 include discontinued operations.

BNY Mellon 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company,” and similar terms refer to The Bank of New York Mellon Corporation.

Certain business terms used in this document are defined in the glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2010 (“2010 Annual Report”).

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

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present certain amounts on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the former Treasury Services business. The credit-related activities previously included in the former Treasury Services business, are now included in the Other segment. The income statement has been changed to reflect this realignment as follows:

•	Investment management and performance fees consist of the former asset and wealth management fee revenue; and
•	Investment services fees consist of the former securities servicing fees, including asset servicing, issuer services, clearing services, as well as treasury services fee revenue.

All prior periods were reclassified. The reclassifications did not affect the results of operations.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a leading manager and servicer of financial assets globally, operating in 36 countries and serving more than 100 markets. Our global client base consists of the world’s largest financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At June 30, 2011, we had $26.3 trillion in assets under custody and administration and $1.27 trillion in assets under management, serviced $11.8 trillion in outstanding debt and, on average, processed $1.7 trillion of global payments per day.

4    BNY Mellon

BNY Mellon’s businesses benefit from the global growth in financial assets and from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to accelerate the long-term growth of our businesses and achieving superior total returns to shareholders by generating first quartile earnings per share growth over time relative to a group of peer companies.

Key components of our strategy include: providing superior client service versus peers; strong investment performance relative to investment benchmarks; above-median revenue growth relative to peer companies; increasing the percentage of revenue and income derived from outside the U.S.; successful integration of acquired businesses; competitive margins; and positive operating leverage. We have established Tier 1 capital as our principal capital measure and have established a targeted ratio of Tier 1 capital to risk-weighted assets of 10%. We expect to update our capital targets once Basel III guidelines are finalized.

Second quarter 2011 and subsequent events

Agreement to sell Shareowner Services

On April 27, 2011, BNY Mellon announced a definitive agreement to sell its Shareowner Services business. The sales price of $550 million is expected to result in a pre-tax gain and a modest after-tax loss primarily due to the write-off of non-tax deductible goodwill associated with the business. The transaction is expected to enhance BNY Mellon’s capital position, adding approximately 20 basis points to our Basel III Tier 1 common equity ratio. The transaction is anticipated to close in the fourth quarter of 2011, subject to regulatory approval.

Acquisition of Talon Asset Management

On July 1, 2011, BNY Mellon acquired the wealth management operations of Chicago-based Talon Asset Management (“Talon”). Talon manages more than $800 million in assets for wealthy families and institutions. The acquisition of Talon represents BNY Mellon’s first wealth management office in Chicago, the third largest wealth management market in the U.S.

Agreement to sell equity stake in ConvergEx Group

On July 20, 2011, BNY Mellon announced a definitive agreement to sell a majority of its equity stake in ConvergEx Group, in an all-cash transaction expected to close in the third quarter of 2011. BNY Mellon will remain a less than 5% shareholder immediately after closing. Upon closing, the transaction is expected to enhance BNY Mellon’s capital position, adding approximately 15 basis points to our Basel III Tier 1 common equity ratio.

Highlights of second quarter 2011 results

We reported net income applicable to common shareholders of BNY Mellon of $735 million, or $0.59 per diluted common share, in the second quarter of 2011 compared with $625 million, or $0.50 per diluted common share, in the first quarter of 2011 and $658 million, or $0.54 per diluted common share, in the second quarter of 2010.

Highlights for the second quarter of 2011 include:

•

Assets under custody and administration (“AUC”) totaled a record $26.3 trillion at June 30, 2011 compared with $21.8 trillion at June 30, 2010 and $25.5 trillion at March 31, 2011. The increase compared with June 30, 2010 reflects the acquisitions of Global Investment Servicing (“GIS”) on July 1, 2010 and BHF Asset Servicing GmbH (“BAS”) on Aug. 2, 2010 (collectively, “the Acquisitions”), net new business and the change in market values. The sequential increase was driven by net new business. (See the Investment Services business on page 23).

•

Assets under management (“AUM”), excluding securities lending assets, totaled a record $1.27 trillion at June 30, 2011 compared with $1.05 trillion at June 30, 2010 and $1.23 trillion at March 31, 2011. This represents an increase of 22% compared with the prior year and 4% sequentially. The year-over-year increase was driven by net new business and the change in market values. The sequential increase was driven by net new business. (See the Investment Management business on page 20).

•

Investment services fees totaled $1.8 billion in the second quarter of 2011 compared with $1.4 billion in the second quarter of 2010. The increase reflects the impact of the Acquisitions, net new business, higher Depositary Receipts revenue and higher securities lending revenue, partially offset by higher money market fee

BNY Mellon    5

waivers. (See the Investment Services business on page 23).
•

Investment management and performance fees totaled $779 million in the second quarter of 2011 compared with $686 million in the second quarter of 2010. The increase reflects higher market values and net new business, partially offset by higher money market fee waivers. (See the Investment Management business beginning on page 20).

•

Foreign exchange and other trading revenue totaled $222 million in the second quarter of 2011 compared with $220 million in the second quarter of 2010. In the second quarter of 2011, foreign exchange revenue totaled $184 million, a decrease of 25% compared with the second quarter of 2010, as higher volumes were more than offset by declines in volatility. Other trading revenue was $38 million in the second quarter of 2011, an increase of $64 million compared with the second quarter of 2010 driven by higher fixed income trading revenue. Additionally, the second quarter of 2010 included negative credit valuation adjustments (“CVA”) related to derivatives. (See Fee and other revenue beginning on page 7).

•

Investment income and other revenue totaled $145 million in the second quarter of 2011, unchanged from the second quarter of 2010. The second quarter of 2011 results include gains related to loans held-for-sale retained from a previously divested banking subsidiary, as well as higher seed capital and private equity investment revenue, offset by lower foreign currency translation and leasing gains. (See Fee and other revenue beginning on page 7).

•

Net interest revenue totaled $731 million in the second quarter of 2011 compared with $722 million in the second quarter of 2010. The increase reflects growth in client deposits and the purchase of high quality securities, partially offset by lower spreads resulting from the continued impact of the low rate environment.

(See Net interest revenue beginning on page 11). The net interest margin (FTE) for the second quarter of 2011 was 1.41% compared with 1.74% in the second quarter of 2010. The decline reflects tighter spreads.

•	Net securities gains of $48 million in the second quarter of 2011 primarily resulted from the sale of longer dated U.S. Treasury and agency securities.
•

There was no provision for credit losses in the second quarter of 2011 compared with a provision of $20 million in the second quarter of 2010. (See Asset quality and allowance for credit losses beginning on page 34).

•

Noninterest expense totaled $2.8 billion in the second quarter of 2011 compared with $2.3 billion in the second quarter of 2010. The increase reflects the impact of the Acquisitions, higher litigation/legal expenses, the impact of the annual employee merit increase in the second quarter of 2011, as well as higher volume-related and business development expenses. (See Noninterest expense beginning on page 14).

•

Unrealized net of tax gains on our total investment securities portfolio were $408 million at June 30, 2011 compared with $279 million at March 31, 2011. The improvement in the valuation of the investment securities portfolio was driven by a decline in interest rates. (See Consolidated balance sheet review beginning on page 29).

•

At June 30, 2011, our estimated Basel III Tier 1 common equity ratio was 6.6%, an increase of approximately 45 basis points from March 31, 2011, reflecting our strong capital generation and risk-weighted asset mix.

•

We generated $803 million of Basel I Tier 1 common equity in the second quarter of 2011, primarily driven by earnings retention. Our Basel I Tier 1 capital ratio was 14.1% at June 30, 2011 compared with 14.0% at March 31, 2011. (See Capital beginning on page 43).

6    BNY Mellon

Fee and other revenue

Fee and other revenue						2Q11 vs.		Year-to-date			YTD11
(dollars in millions, unless otherwise noted)	2Q11		1Q11		2Q10	2Q10	1Q11	2011		2010	vs. YTD10
Investment services fees:
Asset servicing (a)	$980		$923		$668	47%	6%	$1,903		$1,305	46%
Issuer services	365		351		354	3	4	716		687	4
Clearing services	292		292		245	19	-	584		475	23
Treasury services	127		128		125	2	(1)	255		256	-
Total investment services fees	1,764		1,694		1,392	27	4	3,458		2,723	27
Investment management and performance fees	779		764		686	14	2	1,543		1,372	12
Foreign exchange and other trading revenue	222		198		220	1	12	420		482	(13)
Distribution and servicing	49		53		51	(4)	(8)	102		99	3
Financing-related fees	49		43		48	2	14	92		98	(6)
Investment income	71		67		72	(1)	6	138		180	(23)
Other	74		14		73	1	N/M	88		110	(20)
Total fee revenue	3,008		2,833		2,542	18	6	5,841		5,064	15
Net securities gains	48		5		13	N/M	N/M	53		20	N/M
Total fee and other revenue	$3,056	(b)	$2,838	(b)	$2,555	20%	8%	$5,894	(b)	$5,084	16%

Fee revenue as a percent of total revenue excluding net securities gains	79%		78%		76%			78%		76%

Market value of AUM at period end (in billions)	$1,274		$1,229		$1,047	22%	4%	$1,274		$1,047	22%
Market value of AUC and administration at period end (in trillions)	$26.3		$25.5		$21.8	21%	3%	$26.3		$21.8	21%

(a)	Asset servicing fees include securities lending revenue of $62 million in the second quarter of 2011, $37 million in the first quarter of 2011, $46 million in the second quarter of 2010, $99 million in the first six months of 2011 and $75 million in the first six months of 2010.
(b)	Total fee revenue from the Acquisitions was $261 million in both the second and first quarters of 2011 and $522 million in the first six months of 2011.
N/M	– Not meaningful.

Fee revenue

Fee revenue increased 18% year-over-year and 6% (unannualized) sequentially. The year-over-year increase primarily reflects the impact of the Acquisitions, higher market values and net new business. The sequential increase primarily reflects net new business, seasonally higher securities lending revenue, higher Depositary Receipts revenue and gains on loans held-for-sale retained from a previously divested bank subsidiary.

Investment services fees

Investment services fees were impacted by the following, compared with the second quarter of 2010 and first quarter of 2011:

•

Asset servicing fees – The year-over-year increase was primarily driven by the impact of the Acquisitions, higher market values, net new business and higher securities lending revenue due to higher loan balances and spreads. The sequential increase reflects seasonally higher securities lending revenue and net new business.

•

Issuer services fees – The year-over-year increase reflects higher Depositary Receipts revenue driven by higher corporate actions and service fees, partially offset by lower Shareowner Services and Corporate Trust revenue. The sequential increase reflects seasonally higher Depositary Receipts revenue, partially offset by lower Shareowner Services and Corporate Trust revenue.

•

Clearing services fees – The year-over-year increase reflects the impact of the GIS acquisition, growth in mutual fund assets and positions and new business, partially offset by lower transaction volumes and higher money market fee waivers. Sequentially, the impact of higher mutual fund positions was offset by lower transaction volumes and higher money market fee waivers.

•	Treasury services fees –These fees were flat year-over-year and sequentially.

See the “Investment Services business” in “Review of businesses” for additional details.

BNY Mellon    7

Investment management and performance fees

Investment management and performance fees totaled $779 million in the second quarter of 2011, an increase of 14% year-over-year and 2% (unannualized) sequentially. The year-over-year increase reflects higher market values and net new business. The sequential increase primarily reflects net new business. Both the year-over-year and sequential increases were partially offset by higher money market fee waivers. Performance fees were $18 million in the second quarter of 2011 compared with $19 million in the second quarter of 2010 and $17 million in the first quarter of 2011.

Total AUM for the Investment Management business was $1.27 trillion at June 30, 2011 compared with $1.23 trillion at March 31, 2011 and $1.05 trillion at June 30, 2010. The year-over-year increase was driven by net new business and the change in market values. The sequential increase was driven by net new business. The S&P 500 Index was 1321 at June 30, 2011 compared with 1326 at March 31, 2011 and 1031 at June 30, 2010 (a 28% increase).

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
Foreign exchange	$184	$173	$246	$357	$421
Fixed income	28	17	(32)	45	48
Credit derivatives (a)	(1)	(1)	4	(2)	2
Other	11	9	2	20	11
Total	$222	$198	$220	$420	$482

(a)	Used as economic hedges of loans.

Foreign exchange and other trading revenue was $222 million in the second quarter of 2011, compared with $220 million in the second quarter of 2010, and $198 million in the first quarter of 2011. In the second quarter of 2011, foreign exchange revenue totaled $184 million, a decrease of 25% year-over-year and an increase of 6% (unannualized) sequentially. The year-over-year decrease reflects lower volatility partially offset by higher volumes. The increase sequentially primarily reflects higher volatility. Other trading revenue was $38 million in the second quarter of 2011, an increase of $64 million compared with the second quarter of 2010 and $13 million compared with the first quarter of 2011. Both increases were driven by higher fixed income trading revenue. Additionally, the second quarter of 2010 included negative CVA related to derivatives. Foreign exchange and other trading revenue is primarily reported in the Investment Services business. Other trading revenue is also reported in the Other segment.

The foreign exchange trading engaged in by the company generates revenues, which are influenced by the volume of client transactions and the spread realized on these transactions. The level of volume and spreads are affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades are undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate plus a pre-negotiated spread. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction program provides custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions not otherwise eligible for a more favorable rate

8    BNY Mellon

or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. Our custody clients choose to use third party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar equivalent volume foreign exchange transactions.

We typically price negotiated trades for our custody clients at a spread over our estimation of the current market rate for a particular currency or based on an agreed third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range”. Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. For the six months ended June 30, 2011, our total revenue for all types of foreign exchange trading transactions was $357 million, which is approximately 5% of our total revenue. Of that 5%, approximately 40% resulted from foreign exchange transactions undertaken through our standing instruction program.

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

Distribution and servicing fee revenue decreased $2 million compared with the second quarter of 2010 and $4 million compared with the first quarter of 2011. The year-over-year decrease primarily reflects lower redemption fees. The sequential decrease primarily reflects increased money market fee waivers. The impact of distribution and servicing fees on income in any one period can be more than offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds.

Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees increased $1 million compared with the second quarter of 2010 and $6 million sequentially. The sequential increase was primarily driven by higher capital markets fees.

Investment income

Investment income				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
Corporate/bank-owned life insurance	$42	$37	$37	$79	$73
Lease residual gains (losses)	(5)	13	14	8	66
Equity investment income	19	5	20	24	32
Private equity gains	12	10	6	22	11
Seed capital gains (losses)	3	2	(5)	5	(2)
Total investment income	$71	$67	$72	$138	$180

Investment income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income. The decrease, compared with the second quarter of 2010, reflects lease residual losses, primarily offset by higher seed capital and private equity gains. The increase, compared to the first quarter of 2011, reflects higher equity investment income and corporate/bank-owned insurance income partially offset by losses on lease residuals.

Other revenue

Other revenue				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
Asset-related gains	$66	$14	$3	$80	$6
Expense reimbursements from joint ventures	8	9	8	17	18
Economic value payments	1	2	-	3	-
Other income (loss)	(1)	(11)	62	(12)	86
Total other revenue	$74	$14	$73	$88	$110

Other revenue includes asset-related gains, expense reimbursements from joint ventures, economic value payments and other income (loss). Asset-related gains include loan, real estate and other asset

BNY Mellon    9

dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Economic value payments relate to deposits from the GIS acquisition that have not yet transferred to BNY Mellon. Other income (loss) primarily includes foreign currency translation, other investments and various miscellaneous revenues.

Total other revenue increased in the second quarter of 2011 compared with both the second quarter of 2010 and the first quarter of 2011 primarily due to $58 million in net gains recorded in the second quarter of 2011 related to loans held-for-sale retained from a previously divested bank subsidiary. Compared with the second quarter of 2010, these gains were partially offset by lower foreign currency translation gains.

Net securities gains

Net securities gains totaled $48 million in the second quarter of 2011, compared with $13 million in the second quarter of 2010 and $5 million in the first quarter of 2011. In the second quarter of 2011, $1.8 billion of U.S. Treasury securities were sold at a gain of $41 million and collateralized loan obligations were sold at a gain of $17 million. These gains were partially offset by losses of $11 million on the sale of $63 million of European floating rate notes and $8 million of impairment charges on subprime, Alt-A RMBS and European floating rate notes.

The following table details net securities gains by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net securities gains				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
U.S. Treasury	$41	$-	$-	$41	$-
Agency RMBS	8	-	-	8	-
Alt-A RMBS	(1)	5	(6)	4	(13)
Prime RMBS	-	9	-	9	-
Subprime RMBS	(6)	(6)	-	(12)	-
European floating rate notes	(12)	(3)	-	(15)	-
Other	18	-	19	18	33
Net securities gains	$48	$5	$13	$53	$20

Year-to-date 2011 compared with year-to-date 2010

Fee and other revenue for the first six months of 2011 totaled $5.9 billion compared with $5.1 billion in the first six months of 2010. The increase primarily reflects the impact of the Acquisitions, higher market values, net new business and higher securities lending revenue due to higher loan balances and spreads, offset in part by lower foreign exchange and other trading revenue and lower investment and other income.

The increase in investment services fees reflects the impact of the Acquisitions, net new business and improved market values. The increase in investment management and performance fees reflects higher market values and net new business. The decrease in foreign exchange and other trading revenue was driven by lower foreign exchange revenue primarily resulting from a decline in volatility. The decrease in investment income reflects lower lease residual gains. The decrease in other revenue in the first six months of 2011 reflects lower foreign currency translation gains, partially offset by gains on loans held-for-sale retained from a previously divested banking subsidiary. Net securities gains increased $33 million in the first six months of 2011 compared with the first six months of 2010.

10    BNY Mellon

Net interest revenue

Net interest revenue										YTD11
				2Q11 vs.				Year-to-date		vs.
(dollars in millions)	2Q11	1Q11	2Q10	2Q10		1Q11		2011	2010	YTD10
Net interest revenue (non-FTE)	$731	$698	$722	1%		5%		$1,429	$1,487	(4)%
Tax equivalent adjustment	6	4	5	N/M		N/M		10	10	N/M
Net interest revenue (FTE) – Non-GAAP	$737	$702	$727	1%		5%		$1,439	$1,497	(4)%
Average interest-earning assets	$209,933	$190,185	$167,119	26%		10%		$200,114	$165,285	21%
Net interest margin (FTE)	1.41%	1.49%	1.74%	(33	)bps	(8	)bps	1.43%	1.82%	(39	)bps

N/M – Not meaningful.

bps – basis points.

Net interest revenue totaled $731 million in the second quarter of 2011 compared with $722 million in the second quarter of 2010 and $698 million in the first quarter of 2011. Both the year-over-year and sequential increases were primarily driven by growth in client deposits and the purchase of high quality securities, partially offset by lower spreads resulting from the continued impact of the low rate environment.

The net interest margin was 1.41% in the second quarter of 2011 compared with 1.74% in the second quarter of 2010 and 1.49% in the first quarter of 2011. The decline from both prior periods primarily reflects tighter spreads.

Year-to-date 2011 compared with year-to-date 2010

Net interest revenue totaled $1.4 billion in the first six months of 2011, compared with $1.5 billion in the first six months of 2010. The decrease primarily reflects lower spreads resulting from the low interest rate environment, partially offset by growth in client deposits and the purchase of high quality securities. The net interest margin was 1.43% in the first six months of 2011, compared with 1.82% in the first six months of 2010. The decline primarily reflects tighter spreads.

BNY Mellon    11

Average balances and interest rates

Average balances and interest rates	Quarter ended
	June 30, 2011		March 31, 2011		June 30, 2010
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$59,291	1.24%	$57,637	1.03%	$50,741	1.01%
Interest-bearing deposits held at the Federal Reserve and other central banks	34,078	0.32	20,373	0.32	18,280	0.34
Federal funds sold and securities purchased under resale agreements	4,577	0.46	4,514	0.50	4,652	0.66
Margin loans	9,508	1.34	7,484	1.48	5,786	1.49
Non-margin loans:
Domestic offices	21,113	2.54	21,891	2.57	20,750	2.89
Foreign offices	9,707	1.53	9,191	1.44	10,128	1.53

Total non-margin loans	30,820	2.24	31,082	2.24	30,878	2.45
Securities:
U.S. government obligations	14,337	1.63	12,849	1.61	6,162	1.46
U.S. government agency obligations	20,466	3.09	20,221	2.98	19,629	3.48
State and political subdivisions	934	5.32	557	6.37	638	6.56
Other securities	33,045	3.25	31,770	3.43	27,601	4.14
Trading securities	2,877	2.44	3,698	2.44	2,752	2.62

Total securities	71,659	2.87	69,095	2.93	56,782	3.58

Total interest-earning assets	209,933	1.78%	190,185	1.85%	167,119	2.08%
Allowance for loan losses	(463)		(494)		(517)
Cash and due from banks	4,325		4,088		3,673
Other assets	50,459		49,577		46,266
Assets of discontinued operations	-		-		260
Assets of consolidated investment management funds	14,226		14,342		12,040
Total assets	$278,480		$257,698		$228,841
Liabilities
Interest-bearing liabilities:
Money market rate accounts (a)	$4,029	0.41%	$5,417	0.38%	$3,892	0.48%
Savings	1,646	0.16	1,600	0.16	1,389	0.27
Certificates of deposit of $100,000 & over	369	0.05	296	0.06	332	0.16
Other time deposits (a)	34,484	0.08	31,823	0.09	26,289	0.08
Foreign offices	85,430	0.44	77,379	0.29	68,061	0.19

Total interest-bearing deposits	125,958	0.34	116,515	0.23	99,963	0.17
Federal funds purchased and securities sold under repurchase agreements	10,894	0.06	5,172	0.07	4,441	0.19
Trading liabilities	1,524	1.09	2,764	1.14	1,668	1.45
Other borrowed funds	1,877	2.04	1,821	2.69	2,555	2.48
Payables to customers and broker-dealers	6,843	0.09	6,701	0.10	6,596	0.09
Long-term debt	17,380	1.63	17,014	1.87	16,462	1.75

Total interest-bearing liabilities	164,476	0.47%	149,987	0.45%	131,685	0.43%
Total noninterest-bearing deposits	43,038		38,616		34,628
Other liabilities	23,694		22,350		20,042
Liabilities of discontinued operations	-		-		260
Liabilities and obligations of consolidated investment management funds	12,966		13,114		11,046
Total liabilities	244,174		224,067		197,661
Temporary equity
Redeemable noncontrolling interests	65		76		12
Permanent equity
Total BNY Mellon shareholders’ equity	33,464		32,827		30,462
Noncontrolling interests	-		8		18
Noncontrolling interests of consolidated investment management funds	777		720		688
Total permanent equity	34,241		33,555		31,168
Total liabilities, temporary equity and permanent equity	$278,480		$257,698		$228,841
Net interest margin – Taxable equivalent basis		1.41%		1.49%		1.74%
(a)	In the second quarter of 2011, certain Money market rate accounts were reclassified to Other time deposits. All prior periods have been restated.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Average balances and interest rates	Six months ended
	June 30, 2011		June 30, 2010
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$58,469	1.12%	$53,256	1.02%
Interest-bearing deposits held at the Federal Reserve and other central banks	27,263	0.32	15,222	0.33
Federal funds sold and securities under resale agreements	4,546	0.47	4,258	0.68
Margin loans	8,502	1.38	5,515	1.49
Non-margin loans:
Domestic offices	21,500	2.52	20,134	3.02
Foreign offices	9,450	1.47	9,797	1.58

Total non-margin loans	30,950	2.20	29,931	2.54
Securities:
U.S. government obligations	13,597	1.61	6,380	1.43
U.S. government agency obligations	20,344	3.02	19,530	3.53
State and political subdivisions	747	5.66	654	6.49
Other securities	32,411	3.31	28,124	4.17
Trading securities	3,285	2.44	2,415	2.57

Total securities	70,384	2.89	57,103	3.60

Total interest-earning assets	200,114	1.80%	165,285	2.13%
Allowance for loan losses	(479)		(509)
Cash and due from banks	4,207		3,594
Other assets	50,021		45,808
Assets of discontinued operations	-		577
Assets of consolidated investment management funds	14,284		12,383
Total assets	$268,147		$227,138
Liabilities
Interest-bearing liabilities:
Money market rate accounts (a)	$4,719	0.38%	$3,530	0.45%
Savings	1,623	0.16	1,380	0.27
Certificates of deposit of $100,000 & over	333	0.05	489	0.22
Other time deposits (a)	33,161	0.09	25,053	0.09
Foreign offices	81,427	0.36	70,044	0.18

Total interest-bearing deposits	121,263	0.28	100,496	0.16
Federal funds purchased and securities sold under repurchase agreements	8,049	0.06	4,071	0.14
Trading liabilities	2,141	1.11	1,424	2.58
Other borrowed funds	1,849	2.33	2,094	5.05
Payables to customers and broker-dealers	6,772	0.09	6,485	0.08
Long-term debt	17,198	1.75	16,634	1.63

Total interest-bearing liabilities	157,272	0.46%	131,204	0.39%
Total noninterest-bearing deposits	40,839		33,983
Other liabilities	23,026		19,236
Liabilities of discontinued operations	-		577
Liabilities and obligations of consolidated investment management funds	13,040		11,291
Total liabilities	234,177		196,291
Temporary equity
Redeemable noncontrolling interests	70		6
Permanent equity
Total BNY Mellon shareholders’ equity	33,147		30,104
Noncontrolling interests	4		8
Noncontrolling interests of consolidated investment management funds	749		729
Total permanent equity	33,900		30,841
Total liabilities, temporary equity and permanent equity	$268,147		$227,138
Net interest margin – Taxable equivalent basis		1.43%		1.82%
(a)	In the second quarter of 2011, certain Money market rate accounts were reclassified to Other time deposits. All prior periods have been restated.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    13

Noninterest expense

Noninterest expense								YTD11
				2Q11 vs.		Year-to-date		vs.
(dollars in millions)	2Q11	1Q11	2Q10	2Q10	1Q11	2011	2010	YTD10
Staff:
Compensation	$903	$876	$763	18%	3%	$1,779	$1,516	17%
Incentives	328	325	272	21	1	653	556	17
Employee benefits	232	223	199	17	4	455	382	19
Total staff	1,463	1,424	1,234	19	3	2,887	2,454	18
Professional, legal and other purchased services	301	283	256	18	6	584	497	18
Net occupancy	161	153	143	13	5	314	280	12
Software	121	122	91	33	(1)	243	185	31
Distribution and servicing	109	111	90	21	(2)	220	179	23
Furniture and equipment	82	84	71	15	(2)	166	146	14
Sub-custodian	88	68	65	35	29	156	117	33
Business development	73	56	68	7	30	129	120	8
Other	292	277	201	45	5	569	387	47
Subtotal	2,690 (a)	2,578 (a)	2,219	21	4	5,268 (a)	4,365	21
Amortization of intangible assets	108	108	98	10	-	216	195	11
Restructuring charges	(7)	(6)	(15)	N/M	N/M	(13)	(8)	N/M
M&I expenses	25	17	14	79	47	42	40	5
Special litigation reserves	N/A	N/A	N/A	N/M	N/M	N/A	164	N/M
Total noninterest expense	$2,816	$2,697	$2,316	22%	4%	$5,513	$4,756	16%
Total staff expense as a percent of total revenue	38%	39%	37%			39%	37%
Employees at period end	48,900	48,400	42,700	15%	1%	48,900	42,700	15%

(a)	Noninterest expense from the Acquisitions was $210 million in the second quarter of 2011, $203 million in the first quarter of 2011 and $413 million in the first six months of 2011.

N/A – Not applicable.

N/M – Not meaningful.

Total noninterest expense increased $500 million compared with the second quarter of 2010 and $119 million compared with the first quarter of 2011. Excluding amortization of intangible assets, restructuring charges and merger and integration expenses (“M&I”), noninterest expense increased $471 million year-over-year and $112 million sequentially. The year-over-year increase was primarily driven by the impact of the Acquisitions and higher litigation/legal expense. Both the year-over-year and sequential increases reflect the impact of the annual employee merit increase in the second quarter of 2011, as well as higher volume-related and business development expenses. The year-over-year increase, excluding the impact of the Acquisitions, was 12%.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 54% of total noninterest expense in the second quarter of 2011, excluding amortization of intangible assets, restructuring charges and M&I expenses.

The increase in staff expense compared with the second quarter of 2010 primarily reflects the impact of the Acquisitions and higher incentives driven by new business. The year-over-year and sequential increases were also impacted by the annual employee merit increase in the second quarter of 2011, as well as higher payroll taxes, healthcare and pension expenses.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding amortization of intangible assets, restructuring charges and M&I expenses, totaled $1.2 billion in the second quarter of 2011 compared with $1.0 billion in the second quarter of 2010 and $1.2 billion in the first quarter of 2011. The year-over-year increase primarily reflects the impact of the Acquisitions, higher litigation/legal expenses, as well as higher volume-related and business development expenses. Non-staff expense

14    BNY Mellon

in the second quarter of 2011 compared with the first quarter of 2011 includes higher legal expense and higher volume-related and business development expenses. Additionally, the increase in Other non-staff expense compared with the first quarter of 2011 primarily resulted from a first quarter 2011 increase in the value of collateral related to customer support agreements.

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

In the second quarter of 2011, we incurred $25 million of M&I expenses primarily related to the integration of the Acquisitions.

Year-to-date 2011 compared with year-to-date 2010

Noninterest expense in the first six months of 2011 increased $757 million, or 16% compared with the first six months of 2010. The increase primarily reflects the impact of the Acquisitions, higher incentives driven by new business, higher litigation/legal, pension and healthcare, volume-related and business development expenses.

Income taxes

The effective tax rate for the second quarter of 2011 was 26.9% compared with an effective tax rate of 30.2% on a continuing operations basis in the second quarter of 2010 and an effective tax rate of 29.3% in the first quarter of 2011. The lower tax rate in the second quarter of 2011 was due primarily to the impact of the consolidated investment management funds. Adjusted for the impact of the consolidated investment management funds, the effective tax rate on an operating basis (non-GAAP) was 30.0% in the second quarter of 2011, compared with 30.8% in the second quarter of 2010 and 30.2% in the first quarter of 2011. See the Supplemental information section beginning on page 48 for additional information.

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, and the Other segment.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

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

For additional information on the accounting principles of our businesses, the primary types of revenue by business and how our businesses are presented and analyzed, see Note 19 of the Notes to Consolidated Financial Statements. In addition, client deposits serve as the primary funding source for our investment securities portfolio and we

BNY Mellon    15

typically allocate all interest revenue to the businesses generating the deposits. Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of the businesses.

The operations of acquired businesses are integrated with the existing businesses soon after the completion of the acquisition. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

Information on our businesses is reported on a continuing operations basis for all periods in 2010. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of discontinued operations.

The results of our businesses in the second quarter of 2011 compared with the second quarter of 2010 reflect higher market values and the impact of new business. Year-over-year results in the Investment Services business also benefited from the impact of the Acquisitions, higher Depositary Receipts and securities lending revenue, and higher clearing revenue, partially offset by lower foreign exchange volatility. Sequentially, results in our Investment Management business reflected net new business, which was more than offset by lower net interest revenue, higher incentives and the annual employee merit increase in the second quarter of 2011. Sequential results in the Investment Services business reflected net new business, seasonally higher Depositary Receipts and securities lending revenue, and higher mutual fund positions. Money market fee waivers continue to negatively impact results in both the Investment Management and Investment Services businesses.

Net interest revenue was impacted by growth in client deposits and the purchase of high quality securities, partially offset by lower spreads resulting from the continued impact of the low interest rate environment.

Noninterest expense increased year-over-year reflecting the Acquisitions and higher litigation and legal expenses. Noninterest expense also increased year-over-year and sequentially as a result of higher expense driven by new business and the annual employee merit increase in the second quarter of 2011.

Net securities gains and restructuring charges are recorded in the Other segment. In addition, M&I expenses are a corporate level item and are therefore recorded in the Other segment.

The following table presents the value of certain market indices at period end and on an average basis.

Market indices										YTD11
						2Q11 vs.		Year-to-date		vs.
	2Q10	3Q10	4Q10	1Q11	2Q11	2Q10	1Q11	2011	2010	YTD10
S&P 500 Index (a)	1031	1141	1258	1326	1321	28%	-%	1321	1031	28%
S&P 500 Index – daily average	1135	1095	1204	1302	1318	16	1	1310	1129	16
FTSE 100 Index (a)	4917	5549	5900	5909	5946	21	1	5946	4917	21
FTSE 100 Index-daily average	5361	5312	5760	5945	5906	10	(1)	5926	5394	10
Barclay’s Capital Aggregate Bondsm Index (a)	299	329	323	328	341	14	4	341	299	14
MSCI EAFE® Index (a)	1348	1561	1658	1703	1708	27	-	1708	1348	27
NYSE and NASDAQ Share Volume (in billions)	299	233	219	225	209	(30)	(7)	434	545	(20)

(a)	Period end.

The period end S&P 500 Index was unchanged sequentially and increased 28% year-over-year. The period end FTSE 100 Index increased 1% sequentially and 21% year-over-year. On a daily average basis, the S&P 500 Index increased 1% sequentially and 16% year-over-year while the FTSE 100 Index decreased 1% sequentially and increased 10% year-over-year.

The changes in the value of market indices primarily impact fee revenue in Investment Management and to a lesser extent Investment Services.

At June 30, 2011, using the S&P 500 Index as a proxy for global equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by

16    BNY Mellon

approximately 1 to 2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07. If the global equity markets over- or under-perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$865	(a)	$2,018	$215	$3,098	(a)
Net interest revenue	47		666	18	731
Total revenue	912		2,684	233	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	696		1,891	229	2,816
Income (loss) before taxes	$215	(a)	$793	$5	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,742		$193,498	$48,240	$278,480
Excluding amortization of intangible assets:
Noninterest expense	$643		$1,837	$228	$2,708
Income before taxes	268		847	6	1,121
Pre-tax operating margin (b)	29%		32%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2011 include income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the quarter ended March 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$870	(a)	$1,950	$84	$2,904	(a)
Net interest revenue	53		639	6	698
Total revenue	923		2,589	90	3,602
Provision for credit losses	-		-	-	-
Noninterest expense	685		1,816	196	2,697
Income (loss) before taxes	$238	(a)	$773	$(106)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,318		$178,752	$41,628	$257,698
Excluding amortization of intangible assets:
Noninterest expense	$630		$1,763	$196	$2,589
Income (loss) before taxes	293		826	(106)	1,013
Pre-tax operating margin (b)	32%		32%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2011 include income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million, for a net impact of $66 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

BNY Mellon    17

For the quarter ended Dec. 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$899	(a)	$2,010	$108	$3,017	(a)
Net interest revenue	50		598	72	720
Total revenue	949		2,608	180	3,737
Provision for credit losses	2		-	(24)	(22)
Noninterest expense	728		1,812	263	2,803
Income (loss) before taxes	$219	(a)	$796	$(59)	$956	(a)
Pre-tax operating margin (b)	23%		31%	N/M	26%
Average assets	$37,648		$176,719	$41,819	$256,186	(c)
Excluding amortization of intangible assets:
Noninterest expense	$667		$1,759	$262	$2,688
Income (loss) before taxes	280		849	(58)	1,071
Pre-tax operating margin (b)	29%		33%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the fourth quarter of 2010 include income from consolidated investment management funds of $59 million, net of noncontrolling interests of $14 million, for a net impact of $45 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $223 million for the fourth quarter of 2010, consolidated average assets were $256,409 million.

N/M – Not meaningful.

For the quarter ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$793	(a)	$1,865	$59	$2,717	(a)
Net interest revenue	50		589	79	718
Total revenue	843		2,454	138	3,435
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	683		1,682	246	2,611
Income (loss) before taxes	$160	(a)	$772	$(86)	$846	(a)
Pre-tax operating margin (b)	19%		31%	N/M	25%
Average assets	$36,197		$160,597	$43,284	$240,078	(c)
Excluding amortization of intangible assets:
Noninterest expense	$624		$1,630	$246	$2,500
Income (loss) before taxes	219		824	(86)	957
Pre-tax operating margin (b)	26%		34%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 include income from consolidated investment management funds of $37 million, net of noncontrolling interests of $(12) million, for a net impact of $49 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.

N/M – Not meaningful.

18    BNY Mellon

For the quarter ended June 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$767	(a)	$1,714	$106	$2,587	(a)
Net interest revenue	53		608	61	722
Total revenue	820		2,322	167	3,309
Provision for credit losses	1		-	19	20
Noninterest expense	655		1,560	101	2,316
Income (loss) before taxes	$164	(a)	$762	$47	$973	(a)
Pre-tax operating margin (b)	20%		33%	N/M	29%
Average assets	$33,944		$154,644	$39,993	$228,581	(c)
Excluding amortization of intangible assets:
Noninterest expense	$596		$1,521	$101	$2,218
Income (loss) before taxes	223		801	47	1,071
Pre-tax operating margin (b)	27%		34%	N/M	32%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $33 million, for a net impact of $32 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M – Not meaningful.

For the six months ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,735	(a)	$3,968	$299	$6,002	(a)
Net interest revenue	100		1,305	24	1,429
Total revenue	1,835		5,273	323	7,431
Provision for credit losses	1		-	(1)	-
Noninterest expense	1,381		3,707	425	5,513
Income (loss) before taxes	$453	(a)	$1,566	$(101)	$1,918	(a)
Pre-tax operating margin (b)	25%		30%	N/M	26%
Average assets	$37,029		$186,166	$44,952	$268,147
Excluding amortization of intangible assets:
Noninterest expense	$1,273		$3,600	$424	$5,297
Income (loss) before taxes	561		1,673	(100)	2,134
Pre-tax operating margin (b)	31%		32%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first six months of 2011 include income from consolidated investment management funds of $173 million, net of noncontrolling interests of $65 million, for a net impact of $108 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the six months ended June 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$1,542	(a)	$3,304	$311	$5,157	(a)
Net interest revenue	105		1,261	121	1,487
Total revenue	1,647		4,565	432	6,644
Provision for credit losses	1		-	54	55
Noninterest expense	1,282		3,017	457	4,756
Income (loss) before taxes	$364	(a)	$1,548	$(79)	$1,833	(a)
Pre-tax operating margin (b)	22%		34%	N/M	28%
Average assets	$33,875		$154,436	$38,250	$226,561	(c)
Excluding amortization of intangible assets:
Noninterest expense	$1,165		$2,940	$456	$4,561
Income (loss) before taxes	481		1,625	(78)	2,028
Pre-tax operating margin (b)	29%		36%	N/M	31%

(a)	Total fee and other revenue and income before taxes for the first six months of 2010 include income from consolidated investment management funds of $130 million, net of noncontrolling interests of $57 million, for a net impact of $73 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $577 million for the first six months of 2010, consolidated average assets were $227,138 million.

N/M – Not meaningful.

BNY Mellon    19

Investment Management business

										YTD11
(dollar amounts in millions, unless otherwise noted)						2Q11 vs.		Year-to-date		vs.
	2Q10	3Q10	4Q10	1Q11	2Q11	2Q10	1Q11	2011	2010	YTD10
Revenue:
Investment management and performance fees:
Mutual funds	$254	$270	$293	$283	$290	14%	2%	$573	$503	14%
Institutional clients	279	282	300	319	319	14	-	638	559	14
Wealth management	153	154	157	164	163	7	(1)	327	312	5
Performance fees	19	16	75	17	18	(5)	6	35	32	9
Total investment management and performance fees	705	722	825	783	790	12	1	1,573	1,406	12
Distribution and servicing	49	53	52	51	48	(2)	(6)	99	96	3
Other (a)	13	18	22	36	27	N/M	(25)	63	40	58
Total fee and other revenue (a)	767	793	899	870	865	13	(1)	1,735	1,542	13
Net interest revenue	53	50	50	53	47	(11)	(11)	100	105	(5)
Total revenue	820	843	949	923	912	11	(1)	1,835	1,647	11
Provision for credit losses	1	-	2	-	1	N/M	N/M	1	1	N/M
Noninterest expense (ex. amortization of intangible assets)	596	624	667	630	643	8	2	1,273	1,165	9
Income before taxes (ex. amortization of intangible assets)	223	219	280	293	268	20	(9)	561	481	17
Amortization of intangible assets	59	59	61	55	53	(10)	(4)	108	117	(8)
Income before taxes	$164	$160	$219	$238	$215	31%	(10)%	$453	$364	24%

Pre-tax operating margin	20%	19%	23%	26%	24%			25%	22%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	31%	29%	33%	36%	33%			35%	33%

Metrics:
Changes in market value of AUM (in billions) (c):
Beginning balance	$1,105	$1,047	$1,141	$1,172	$1,229
Net inflows (outflows):
Long-term	12	11	9	31	32
Money market	(17)	18	6	(5)	(1)
Total net inflows (outflows)	(5)	29	15	26	31
Net market/currency impact	(53)	65	16	31	14
Ending balance	$1,047	$1,141	$1,172	$1,229	$1,274	22%	4%

AUM at period end, by client type (in billions) (c):
Institutional	$595	$639	$639	$701	$733	23%	5%
Mutual funds	370	418	454	451	462	25	2
Private client	82	84	79	77	79	(4)	3
Total AUM	$1,047	$1,141	$1,172	$1,229	$1,274	22%	4%

Composition of AUM at period end, by product type (in billions) (c):
Equity securities	$307	$352	$379	$417	$428	39%	3%
Fixed income securities	317	348	342	362	398	26	10
Money market	314	329	332	337	337	7	-
Alternative investments and overlay	109	112	119	113	111	2	(2)
Total AUM	$1,047	$1,141	$1,172	$1,229	$1,274	22%	4%

Wealth management:
Average loans	$6,350	$6,520	$6,668	$6,825	$6,884	8%	1%	$6,855	$6,326	8%
Average deposits	$8,018	$8,455	$9,140	$9,272	$8,996	12%	(3)%	$9,133	$7,673	19%

(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See Supplemental information beginning on page 48. Additionally, other revenue includes asset servicing, clearing services and treasury services revenue.
(b)	Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $90 million, $94 million, $104 million, $110 million, $108 million, $218 million and $178 million, respectively.
(c)	Excludes securities lending cash management assets.

N/M – Not meaningful.

20    BNY Mellon

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques and wealth management platform.

Our Investment Management business is responsible, through various subsidiaries, for U.S. and non-U.S. retail, intermediary and institutional investment management, distribution and related services. The investment management boutiques offer a broad range of equity, fixed income, cash and alternative/overlay products. In addition to the investment subsidiaries, this business includes BNY Mellon Asset Management International, which is responsible for the investment management and distribution of non-U.S. products, and the Dreyfus Corporation and its affiliates, which are responsible for U.S. investment management and distribution of retail mutual funds, separate accounts and annuities. We are one of the world’s largest asset managers with a top-10 position in both the U.S. and Europe and 11th position globally.

Through BNY Mellon Wealth Management, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, charitable gift programs, endowments and foundations and related entities. BNY Mellon Wealth Management is ranked as the nation’s 8th largest wealth manager and 3rd largest private bank.

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

Review of financial results

In the second quarter of 2011, the Investment Management business had pre-tax income of $215 million compared with $164 million in the second quarter of 2010 and $238 million in the first quarter of 2011. Excluding amortization of intangible assets, pre-tax income was $268 million in the second quarter of 2011 compared with $223 million in the second quarter of 2010 and $293 million in the first quarter of 2011. Investment Management results compared with both prior periods reflect the benefit of net new business in the investment management boutiques and wealth management platform, improved investment performance, and the adverse impact of the low interest rate environment. The year-over-year comparison was also impacted by higher equity values.

The Investment Management business generated 300 basis points of positive operating leverage year-over-year, excluding amortization of intangible assets.

Investment management and performance fees in the Investment Management business were $790 million in the second quarter of 2011 compared with $705 million in the second quarter of 2010 and $783 million in the first quarter of 2011. The year-over-year increase reflects the benefit of net new business in the investment management boutiques and wealth management platform, higher equity values and improved investment performance. The sequential increase reflects the benefit of net new business. Increases in both periods were partially offset by higher money market fee waivers. Performance fees were $18 million in the second quarter of 2011 compared with $19 million in the second quarter of 2010 and $17 million in the first quarter of 2011.

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.27 trillion at June 30, 2011, compared with $1.23 trillion at March 31, 2011 and $1.05 trillion at June 30, 2010. The year-over-year increase reflects improved market values and net new business. The sequential increase primarily reflects net new business.

Net long-term inflows were $32 billion and net short-term outflows were $1 billion in the second quarter of 2011. Long-term inflows benefited from strength in fixed income and equity-indexed products and reflects the ninth consecutive quarter of positive flows in retail funds.

In the second quarter of 2011, 37% of investment management and performance fees in the Investment

BNY Mellon    21

Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $290 million in the second quarter of 2011 compared with $254 million in the second quarter of 2010 and $283 million in the first quarter of 2011. The year-over-year and sequential increases reflect higher market values and net new business.

Distribution and servicing fees were $48 million in the second quarter of 2011 compared with $49 million in the second quarter of 2010 and $51 million in the first quarter of 2011. The decrease compared with the second quarter of 2010 reflects lower redemption fees, and the decrease compared with the first quarter of 2011 reflects increased money market fee waivers.

Other fee revenue totaled $27 million in the second quarter of 2011, compared with $13 million in the second quarter of 2010 and $36 million in the first quarter of 2011. Both fluctuations primarily reflect the change in the income of the consolidated investment management funds.

Net interest revenue was $47 million in the second quarter of 2011, compared with $53 million in both the second quarter of 2010 and first quarter of 2011. The year-over-year decrease primarily resulted from low interest rates, partially offset by higher average loans and deposits. The sequential decrease primarily resulted from the consolidation of certain assets. Average loans increased 8% year-over-year and 1% (unannualized) sequentially; average deposits increased 12% year-over-year and decreased 3% (unannualized) sequentially.

Revenue generated in the Investment Management business includes 41% from non-U.S. sources in the second quarter of 2011 compared with 38% in the second quarter of 2010 and 41% in the first quarter of 2011.

Noninterest expense (excluding amortization of intangible assets) was $643 million in the second quarter of 2011 compared with $596 million in the second quarter of 2010 and $630 million in the first quarter of 2011. The year-over-year and sequential increases primarily resulted from higher incentives, driven by new business, and the impact of the annual employee merit increase in the second quarter of 2011. The year-over-year increase also reflects higher distribution and servicing expenses.

Year-to-date 2011 compared with year-to-date 2010

Income before taxes totaled $453 million in the first six months of 2011 compared with $364 million in the first six months of 2010. Income before taxes (excluding intangible amortization) was $561 million in the first six months of 2011 compared with $481 million in the first six months of 2010. Fee and other revenue increased $193 million compared to the first six months of 2010, primarily due to increased market values and net new business. Net interest revenue decreased $5 million compared to the first six months of 2010 primarily as a result of the low interest rate environment, partially offset by higher average loans and deposits. Noninterest expense (excluding intangible amortization) increased $108 million compared to first six months of 2010, primarily due to higher incentives driven by net new business and higher distribution and servicing expense.

22    BNY Mellon

Investment Services business

										YTD11
(dollar amounts in millions, unless otherwise noted)						2Q11 vs.		Year-to-date		vs.
	2Q10	3Q10	4Q10	1Q11	2Q11	2Q10	1Q11	2011	2010	YTD10
Revenue:
Investment services fees:
Asset servicing	$627	$845	$888	$897	$950	52%	6%	$1,847	$1,234	50%
Issuer services	354	364	409	351	365	3	4	716	687	4
Clearing services	240	250	276	290	290	21	-	580	467	24
Treasury services	124	131	128	127	127	2	-	254	254	-
Total investment services fees	1,345	1,590	1,701	1,665	1,732	29	4	3,397	2,642	29
Foreign exchange and other trading revenue	249	185	227	208	202	(19)	(3)	410	470	(13)
Other (a)	120	90	82	77	84	(30)	9	161	192	(16)
Total fee and other revenue (a)	1,714	1,865	2,010	1,950	2,018	18	3	3,968	3,304	20
Net interest revenue	608	589	598	639	666	10	4	1,305	1,261	3
Total revenue (b)	2,322	2,454	2,608	2,589	2,684	16	4	5,273	4,565	16
Noninterest expense (ex. amortization of intangible assets) (c)	1,521	1,630	1,759	1,763	1,837	21	4	3,600	2,940	22
Income before taxes (ex. amortization of intangible assets)	801	824	849	826	847	6	3	1,673	1,625	3
Amortization of intangible assets	39	52	53	53	54	38	2	107	77	39
Income before taxes	$762	$772	$796	$773	$793	4%	3%	$1,566	$1,548	1%

Pre-tax operating margin	33%	31%	31%	30%	30%			30%	34%
Pre-tax operating margin (ex. amortization of intangible assets)	34%	34%	33%	32%	32%			32%	36%

Investment services fees as a percentage of noninterest expense (ex. amortization of intangible assets)	88%	98%	97%	94%	94%			94%	90%

Metrics:
Market value of assets under custody and administration (in trillions) (d)	$21.8	$24.4	$25.0	$25.5	$26.3	21%	3%	$26.3	$21.8	21%

Market value of securities on loan (in billions) (e)	$248	$279	$278	$278	$273	10%	(2)%	$273	$248	10%

Securities lending revenue	$30	$26	$27	$27	$52	73%	93%	$79	$54	46%

Average assets	$154,644	$160,597	$176,719	$178,752	$193,498	25%	8%	$186,166	$154,436	21%
Average loans	$17,053	$17,941	$19,053	$20,554	$22,891	34%	11%	$21,729	$15,671	39%
Average deposits	$122,276	$124,972	$137,964	$141,115	$154,771	27%	10%	$147,891	$122,591	21%

Asset servicing:
New business wins (in billions)	$419	$480	$350	$496	$196

Corporate Trust:
Total debt serviced (in trillions)	$11.6	$12.0	$12.0	$11.9	$11.8	2%	(1)%	$11.8	$11.6	2%
Number of deals administered	140,551	135,613	138,067	133,416	133,262	(5)%	-%

Depositary Receipts:
Number of sponsored programs	1,341	1,346	1,359	1,367	1,386	3%	1%	1,386	1,341	3%

Clearing services:
DARTS volume (in thousands)	198.4	161.4	185.5	207.2	196.5	(1)%	(5)%
Average active clearing accounts (in thousands)	4,896	4,929	4,967	5,289	5,486	12%	4%
Average long-term mutual fund assets (U.S. platform) (in millions)	$229,714	$243,573	$264,076	$287,682	$306,193	33%	6%
Average margin loans (in millions)	$5,775	$6,261	$6,281	$6,978	$7,506	30%	8%

Broker-Dealer:
Average collateral management balances (in billions)	$1,565	$1,632	$1,794	$1,806	$1,845	18%	2%

Treasury services:
Global payments transaction volume (in thousands)	10,678	10,847	11,042	10,587	10,762	1%	2%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Total revenue from the Acquisitions was $237 million in the third quarter of 2010, $253 million in the fourth quarter of 2010, $270 million in the first quarter of 2011, $274 million in the second quarter of 2011 and $544 million in the first six months of 2011.
(c)	Noninterest expense from the Acquisitions was $185 million in the third quarter of 2010, $196 million in the fourth quarter of 2010, $203 million in the first quarter of 2011, $210 million in the second quarter of 2011 and $413 million in the first six months of 2011.
(d)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $0.9 trillion at June 30, 2010, $1.0 trillion at Sept. 30, 2010, $1.1 trillion at Dec. 31, 2010, $1.1 trillion at March 31, 2011 and $1.1 trillion at June 30, 2011.
(e)	Represents the total amount of securities on loan managed by the Investment Services business.

BNY Mellon    23

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, alternative investment services, corporate trust, depositary receipt and shareowner services, as well as clearing services and global payment/working capital solutions to institutional clients.

Our comprehensive suite of financial solutions include: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment, and hedge fund managers.

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

We are one of the leading global securities servicing providers with a total of $26.3 trillion of assets under custody and administration at June 30, 2011. We are the largest custodian for U.S. corporate and public pension plans and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 25% of UK pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing over $6 trillion in assets. We are the third largest fund administrator in the alternative investment services industry and service 44% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 16 of the 20 primary dealers. We are an industry leader in collateral management, servicing $1.8 trillion in tri-party balances worldwide at June 30, 2011.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of more than $2.5 trillion in 31 markets. We are one of the largest global providers of performance and risk analytics, with $9.7 trillion in assets under measurement.

BNY Mellon is the leading provider of corporate trust services for all major conventional and structured finance debt categories, and a leading provider of specialty services. We service $11.8 trillion in outstanding debt from 61 locations in 20 countries.

We serve as depositary for 1,386 sponsored American and global depositary receipt programs at June 30, 2011, acting in partnership with leading companies from 63 countries – a 62% global market share. Our corporate equity solutions serve over 2,100 institutional clients representing 30 million shareowner accounts worldwide and more than 2 million optionees and employee stock plans participants.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fourth largest Fedwire and CHIPS payment processor, processing about 163,000 global payments daily totaling an average of $1.7 trillion.

Pershing, our clearing service, takes a consultative approach, working with more than 1,500 financial organizations and 100,000 investment professionals who collectively represent more than five million individual and institutional investors by delivering

24    BNY Mellon

dependable operational support; robust trading services; flexible technology; an expansive array of investment solutions, including managed accounts, mutual funds and cash management; practice management support and service excellence.

Agreement to sell Shareowner Services

On April 27, 2011, BNY Mellon announced a definitive agreement to sell its Shareowner Services business. The sales price of $550 million is expected to result in a pre-tax gain and a modest after-tax loss primarily due to the write-off of non-tax deductible goodwill associated with the business. The transaction is anticipated to close in the fourth quarter of 2011, subject to regulatory approval.

Role of BNY Mellon, as a trustee, for mortgage-backed securitizations

BNY Mellon acts as trustee and document custodian for certain mortgage-backed security (“MBS”) securitization trusts. The role of trustee for MBS securitizations is limited; our primary role as trustee is to calculate and distribute monthly bond payments to bondholders. As a document custodian, we hold the mortgage, note and related documents provided to us by the loan originator or seller and provide periodic reporting to these parties. BNY Mellon, either as document custodian or trustee, does not receive mortgage underwriting files (the files that contain information related to the credit worthiness of the borrower). As trustee or custodian, we have no responsibility or liability for the quality of the portfolio; we are liable only for performance of the limited duties as described above and in the trust document. BNY Mellon is indemnified by the servicers or directly from trust assets under the governing agreements. BNY Mellon may appear as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings because the trustee is the nominee owner of the mortgage loans within the trusts. For example, BNY Mellon as trustee is the named plaintiff in a legal proceeding recently filed in New York State Court seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts.

Review of financial results

Assets under custody and administration at June 30, 2011 were a record $26.3 trillion, an increase of 3% from $25.5 trillion at March 31, 2011 and 21% from $21.8 trillion at June 30, 2010.

The year-over-year increase was driven by the impact of the Acquisitions, higher market values and net new business. The sequential increase was driven by net new business. Equity securities constituted 31% and fixed-income securities constituted 69% of the assets under custody and administration at June 30, 2011, compared with 32% equity securities and 68% fixed income securities at March 31, 2011 and 28% equity securities and 72% fixed income securities at June 30, 2010. Assets under custody and administration at June 30, 2011 consisted of assets related to custody, mutual funds and corporate trust businesses of $21.2 trillion, broker-dealer service assets of $3.2 trillion, and all other assets of $1.9 trillion.

Income before taxes was $793 million in the second quarter of 2011 compared with $762 million in the second quarter of 2010, and $773 million in the first quarter of 2011. Income before taxes, excluding amortization of intangible assets, was $847 million in the second quarter of 2011 compared with $801 million in the second quarter of 2010 and $826 million in the first quarter of 2011. Investment Services results reflect the impact of the Acquisitions and higher market values (year-over-year), new business and seasonality (sequentially), partially offset by lower foreign exchange revenue and higher money market fee waivers.

Revenue generated in the Investment Services business includes 38% from non-U.S. sources in the second quarter of 2011 and 36% in both the second quarter of 2010 and the first quarter of 2011.

Investment services fees increased $387 million, or 29%, compared with the second quarter of 2010 and $67 million, or 4% (unannualized) sequentially.

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $950 million in the second quarter of 2011 compared with $627 million in the second quarter of 2010 and $897 million in the first quarter of 2011. The year-over-year increase was primarily driven by the impact of the Acquisitions, higher market values, net new business and higher securities lending revenue due to higher loan balances and spreads. The sequential increase reflects seasonally higher securities lending revenue and net new business.

•

Issuer services revenue (corporate trust, depositary receipts and shareowner services) was $365 million in the second quarter of 2011 compared with $354 million in the second quarter of 2010 and $351 million in the first

BNY Mellon    25

quarter of 2011. The year-over-year increase reflects higher Depositary Receipts revenue driven by higher corporate actions and service fees, partially offset by lower Shareowner Services and Corporate Trust revenue. The sequential increase reflects seasonally higher Depositary Receipts revenue, partially offset by lower Shareowner Services and Corporate Trust Revenue.

•

Clearing services revenue (Pershing) was $290 million in the second quarter of 2011 compared with $240 million in the second quarter of 2010 and $290 million in the first quarter of 2011. The year-over-year increase reflects the impact of the GIS acquisition, growth in mutual fund assets and positions and new business, partially offset by lower transaction volumes and higher money market fee waivers. Sequentially, the impact of higher mutual fund positions was offset by lower transaction volumes and higher money market fee waivers.

Foreign exchange and other trading revenue decreased 19% compared with the second quarter of 2010 and 3% (unannualized) sequentially. The year-over-year decrease reflects lower volatility partially offset by higher volumes. The sequential decrease reflects slightly lower volumes.

Net interest revenue was $666 million in the second quarter of 2011 compared with $608 million in the second quarter of 2010 and $639 million in the first quarter of 2011. Both the year-over-year and sequential increases reflect higher average deposits, partially offset by lower spreads.

Noninterest expense (excluding amortization of intangible assets) increased 21% compared with the second quarter of 2010 and 4% (unannualized) sequentially. The year-over-year increase primarily reflects the impact of the Acquisitions. Both increases resulted from net new business, higher litigation/legal expenses, higher volume-driven expenses and the annual employee merit increase in the second quarter of 2011.

Year-to-date 2011 compared with year-to-date 2010

Income before taxes totaled $1.6 billion in the first six months of 2011 compared with $1.5 billion in the first six months of 2010. Excluding intangible amortization, income before taxes increased $48 million. Fee and other revenue increased $664 million reflecting the impact of the Acquisitions, higher market values, net new business, partially offset by lower foreign exchange revenue due primarily to a decline in volatility. The $44 million increase in net interest revenue was primarily due to higher average deposits, partially offset by lower spreads. Noninterest expense (excluding intangible amortization) increased $660 million primarily due to the impact of the Acquisitions, expenses in support of business growth, higher litigation/legal expenses and higher volume-driven expenses.

Other segment

						Year-to-date
(dollars in millions)	2Q10	3Q10	4Q10	1Q11	2Q11	2011	2010
Revenue:
Fee and other revenue	$106	$59	$108	$84	$215	$299	$311
Net interest revenue	61	79	72	6	18	24	121
Total revenue	167	138	180	90	233	323	432
Provision for credit losses	19	(22)	(24)	-	(1)	(1)	54
Noninterest expense (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	102	175	198	185	210	395	260
Income (loss) before taxes (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	46	(15)	6	(95)	24	(71)	118
Amortization of intangible assets	-	-	1	-	1	1	1
Restructuring charges	(15)	15	21	(6)	(7)	(13)	(8)
M&I expenses	14	56	43	17	25	42	40
Special litigation reserves	N/A	N/A	N/A	N/A	N/A	N/A	164
Income (loss) before taxes	$47	$(86)	$(59)	$(106)	$5	$(101)	$(79)
Average loans and leases	$13,261	$12,308	$11,808	$11,187	$10,553	$10,868	$13,449
Average deposits	$4,297	$3,804	$4,297	$4,744	$5,229	$4,988	$4,215

N/A – Not applicable.

26    BNY Mellon

Business description

The Other segment primarily includes:

•	credit-related services;
•	the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	a 33.2% equity interest in ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the credit services and lease financing portfolios;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance and credit-related financing revenue; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Expenses include:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting credit-related services, leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other businesses.

Agreement to sell equity stake in ConvergEx Group

On July 20, 2011, BNY Mellon announced a definitive agreement to sell a majority of its equity stake in ConvergEx Group, in an all-cash transaction expected to close in the fourth quarter of 2011. BNY Mellon will remain a less than 5% shareholder immediately after closing. Upon closing, the transaction is expected to enhance BNY Mellon’s capital position, adding approximately 15 basis points to our Basel III Tier 1 common equity.

Review of financial results

Income before taxes was $5 million in the second quarter of 2011, compared with income of $47 million in the second quarter of 2010 and a loss of $106 million in the first quarter of 2011. Total fee and other revenue increased $109 million compared to the second quarter of 2010 and increased $131 million compared to the first quarter of 2011. Both increases reflect gains related to loans retained from a previously divested banking subsidiary, net securities gains primarily from the sale of long dated U.S. Treasury and agency securities and higher fixed income and derivative trading revenue, partially offset by lower leasing gains.

Net interest revenue decreased $43 million compared with the second quarter of 2010 and increased $12 million compared with the first quarter of 2011. The year-over-year decline in net interest revenue reflects a reduction in the net interest margin resulting from the continued impact of the low interest rate environment as well as lower average loan and lease balances resulting from our credit strategy to reduce targeted risk exposure. The sequential increase in net interest revenue reflects higher average deposits.

Noninterest expense (excluding amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves) increased $108 million compared to the second quarter of 2010 and increased $25 million sequentially. The year-over-year increase reflects higher compensation and litigation expenses. The increase sequentially primarily reflects higher litigation and business development expenses.

Year-to-date 2011 compared to year-to-date 2010

Income before taxes in the Other segment was a loss of $101 million in the first six months of 2011 compared with a loss of $79 million in the first six months of 2010. Total revenue decreased $109 million primarily reflecting a reduction in the net interest margin resulting from the continued impact of the low interest rate environment, as well as lower average loan and lease balances reflecting our credit strategy to reduce targeted loan exposure. Noninterest expenses (excluding amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves) increased $135 million, reflecting higher compensation and litigation expenses.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. Our more critical accounting estimates are those related to pension accounting, goodwill and other intangibles, the allowance for

BNY Mellon    27

loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives and other-than-temporary impairment (“OTTI”) as referenced below.

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

Allowance for loan losses and allowance for lending-related commitments

In the second quarter of 2011, we implemented an enhanced methodology for determining the allowance for credit losses by adding a qualitative allowance framework. Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio.

The three elements of the allowance for loan losses and allowance for lending-related commitments consist of: (1) an allowance for impaired credits (nonaccrual loans over $1 million); (2) an allowance for higher risk-rated credits and pass-rated credits; and (3) an allowance for residential mortgage loans. Further discussion of the three elements can be found in Asset quality and allowance for credit losses beginning on page 34.

It is difficult to quantify the impact of changes in forecasts on our allowance for loan losses and allowance for lending-related commitments. Nevertheless, we believe the following discussion may enable investors to better understand the variables that drive the allowance for loan losses and allowance for lending-related commitments.

The allowance for loan losses and allowance for lending-related commitments represents management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. The portion of the allowance related to impaired credits is based on the present value of expected future cash flows; however, as a practical expedient, it may be based on the credit’s observable market price. Additionally, it may be based on the fair value of collateral if the credit is collateral dependent. Higher risk-rated and pass-rated credits are assigned probability of default ratings based on internal ratings after analyzing the credit quality of each borrower/counterparty. Our internal ratings are generally consistent with external ratings agencies’ default databases. Loss given default ratings are driven by the collateral, structure, and seniority of each individual asset and are consistent with external loss given default/recovery databases.

The portion of the allowance for residential mortgage loans is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure with the delinquency periods assigned a probability of default. A specific loss given default based on a combination of external loss data from third party databases and internal loss history is assigned for each mortgage pool. For each pool, the probable loss inherent in the loans is calculated using the above factors. The resulting probable loss factor is applied against the loan balance to determine the allowance for each pool.

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

The credit rating assigned to each credit is another significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $73 million, while if each credit were rated one grade worse, the allowance would have increased by $118 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $41 million, while if the loss given default were one rating better, the allowance would have decreased by $48 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the

28    BNY Mellon

allowance would have decreased or increased by $1 million, respectively.

Consolidated balance sheet review

At June 30, 2011, total assets were $304.7 billion compared with $247.3 billion at Dec. 31, 2010. The increase in consolidated total assets resulted from a higher level of deposits. Deposits totaled $198.0 billion at June 30, 2011 and $145.3 billion at Dec. 31, 2010. Total assets averaged $278.5 billion in the second quarter of 2011, compared with $228.8 billion in the second quarter of 2010 and $257.7 billion in the first quarter of 2011. At June 30, 2011, total deposits were 54% of total interest-earning assets. The increase in average assets compared with the second quarter of 2010 and first quarter of 2011 primarily reflects higher deposit levels. Total deposits averaged $169.0 billion in the second quarter of 2011, $134.6 billion in the second quarter of 2010 and $155.1 billion in the first quarter of 2011.

At June 30, 2011, we had approximately $65.3 billion of liquid funds and $62.0 billion of cash (including approximately $56.5 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $127.3 billion of available funds. This compares with available funds of $77.6 billion at Dec. 31, 2010. Our percentage of liquid assets to total assets was 42% at June 30, 2011, compared with 31% at Dec. 31, 2010. At June 30, 2011, of our $65.3 billion in liquid funds, approximately $60.2 billion are placed in interest-bearing deposits with large highly-rated global financial institutions with a weighted average life to maturity of approximately 60 days.

Investment securities were $68.6 billion, or 23% of total assets at June 30, 2011, compared with $66.3 billion or 27% of total assets at Dec. 31, 2010.

Loans were $42.1 billion, or 14% of total assets at June 30, 2011, compared with $37.8 billion or 15% of total assets at Dec. 31, 2010. The increase in loan levels was primarily due to margin loans to broker-dealers.

Total shareholders’ equity applicable to BNY Mellon was $33.9 billion at June 30, 2011 and $32.4 billion at Dec. 31, 2010. The increase in total shareholders’ equity primarily reflects earnings retention and an improvement in the valuation of our investment securities portfolio.

BNY Mellon, through its involvement in the Government Securities Clearing Corporation (“GSCC”) settles government securities transactions on a net basis for payment and delivery through the Fed wire system. As a result, at June 30, 2011, the assets and liabilities of BNY Mellon were reduced by $977 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements. This netting is performed in accordance with FASB Interpretation No. 41 (ASC 210-20) “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

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

BNY Mellon    29

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio
	March 31, 2011		2Q11 change in unrealized gain/ (loss)	June 30, 2011			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list: (b)
European floating rate notes (c)	$4,628		$52	$4,674	$4,334		92%	$(340)	82%	16%	2%	-%	-%
Non-agency RMBS	2,428		(48)	2,509	2,237		82	(272)	21	14	13	52	-
Other	341		2	274	312		47	38	3	1	21	20	55
Total Watch list (b)	7,397		6	7,457	6,883		85	(574)	59	15	6	18	2
Agency RMBS	19,227		182	18,767	19,282		103	515	100	-	-	-	-
Sovereign debt/sovereign guaranteed (d)	9,683		23	10,536	10,581		100	45	100	-	-	-	-
U.S. Treasury securities	13,618		174	13,187	13,296		101	109	100	-	-	-	-
Non-agency RMBS (e)	4,383		(222)	3,409	4,010		71	601	2	1	3	94	-
Foreign covered bonds (f)	3,087		24	2,976	2,965		100	(11)	100	-	-	-	-
FDIC-insured debt	2,497		(7)	2,193	2,223		101	30	100	-	-	-	-
Commercial MBS	2,131		(2)	2,063	2,119		103	56	89	8	3	-	-
CLO	254		(5)	1,144	1,139		100	(5)	83	17	-	-	-
U.S. Government agency debt	1,017		18	1,099	1,111		101	12	100	-	-	-	-
Credit cards	442		-	475	480		100	5	11	87	2	-	-
Other	2,665		10	4,526	4,513		100	(13)	59	25	4	1	11
Total investment securities	$66,401	(g)	$201	$67,832	$68,602	(g)	97%	$770	87%	4%	1%	7%	1%

(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Includes RMBS, commercial MBS and other securities. Primarily UK and Netherlands exposure.
(d)	Primarily UK, Germany, France and Netherlands exposure.
(e)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(f)	Germany and Canada exposure.
(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $92 million at March 31, 2011 and $37 million at June 30, 2011.

The fair value of our investment securities portfolio was $68.6 billion at June 30, 2011, compared with $66.4 billion at March 31, 2011. At June 30, 2011, the total investment securities portfolio had an unrealized pre-tax gain of $770 million compared with $569 million at March 31, 2011. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in other comprehensive income was $406 million at June 30, 2011 compared with $280 million at March 31, 2011. The improvement in the valuation of the investment securities portfolio was primarily driven by a decline in interest rates. Total paydowns of sub-investment grade securities were approximately $330 million in the second quarter of 2011. Reflecting improved performance, the commercial mortgage-backed and credit card securities were moved out of the Watch list in the second quarter of 2011.

In 2009, we established a Grantor Trust in connection with the restructuring of our investment securities portfolio. The Grantor Trust has been dissolved. The securities held in the former Grantor Trust are included in our investment securities portfolio and were marked down to approximately 60% of face value in 2009. At June 30, 2011, these securities were trading above adjusted amortized cost with a total unrealized pre-tax gain of $601 million compared with $823 million at March 31, 2011.

At June 30, 2011, 87% of the securities in our portfolio were rated AAA/AA-, unchanged from March 31, 2011.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At June 30, 2011, we had $1.6 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these transactions had a remaining average life of approximately 3.9 years. The accretion of discount related to these securities increases net interest

30    BNY Mellon

revenue and is recorded on a level yield basis. The discount accretion totaled $98 million in the second quarter of 2011, $104 million in the second quarter of 2010 and $102 million in the first quarter of 2011.

Also, at June 30, 2011, we had $898 million of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 3.2 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $60 million in the second quarter of 2011, $43 million in the second quarter of 2010 and $71 million in the first quarter of 2011.

In the second quarter of 2011, $1.8 billion of U.S. Treasury securities were sold at a gain of $41 million and collateralized loan obligations were sold at a gain of $17 million. These gains were partially offset by losses of $11 million on the sale of $63 million of European floating rate notes and $8 million of impairment charges on subprime, Alt-A, RMBS and European floating rate notes. The following table provides pre-tax securities gains (losses) by type.

Net securities gains				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
U.S. Treasury	$41	$-	$-	$41	$-
Agency RMBS	8	-	-	8	-
Alt-A RMBS	(1)	5	(6)	4	(13)
Prime RMBS	-	9	-	9	-
Subprime RMBS	(6)	(6)	-	(12)	-
European floating rate notes	(12)	(3)	-	(15)	-
Other	18	-	19	18	33
Net securities gains	$48	$5	$13	$53	$20

On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the second quarter of 2011, this analysis resulted in approximately $8 million credit loss on Subprime RMBS, European floating rate notes and Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, credit-related impairment charges on these securities would have increased less than $1 million (pre-tax) or decreased less than $1 million (pre-tax) in the second quarter of 2011. See Note 5 of the Notes to Consolidated Financial Statements for the projected weighted average default rates and loss severities.

At June 30, 2011, the investment securities portfolio includes $65 million of assets not accruing interest, primarily related to securities issued by Lehman Brothers Holdings, Inc. or its affiliates. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2011. The unrealized loss on these securities was $340 million at June 30, 2011, an improvement of 13% compared with $392 million at March 31, 2011. In the second quarter of 2011, we sold $63 million of these securities at a loss of $11 million.

European floating rate notes at June 30, 2011 (a)
(in millions)	United Kingdom	Netherlands	Other	Total fair value
RMBS	$1,897	$932	$809	$3,638
Other	275	91	330	696
Total	$2,172	$1,023	$1,139	$4,334

(a)	82% of these securities are in the AAA to AA- ratings category.

Included in our investment securities portfolio are the following securities that have credit enhancement provided through a guarantee by a monoline insurer:

Investment securities guaranteed by monoline insurers (in millions)	June 30, 2011		Dec. 31, 2010
State and political subdivisions	$712		$539
Mortgage-backed securities	110		109
Other asset-backed securities	43		-
Total fair value	$865	(a)	$648
Amortized cost less securities losses	$889		$685
Mark-to-market unrealized (loss) (pre-tax)	$(24)		$(37)

(a)	The par value guaranteed by the monoline insurers was $909 million.

At June 30, 2011, securities guaranteed by monoline insurers were rated 52% AAA to AA-, 22% A+ to A-, 10% BBB+ to BBB- and 16% BB+ and lower. The increase in the fair value of these securities from Dec. 31, 2010 primarily reflects purchases of municipal securities partially offset by maturities, calls and paydowns. When purchasing securities, we review the credit quality of the underlying securities, as well as the insurer.

See Note 15 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon    31

Loans

Total exposure – consolidated	June 30, 2011			Dec. 31, 2010
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$10.6	$15.5	$26.1	$9.3	$15.8	$25.1
Commercial	1.2	17.5	18.7	1.6	18.8	20.4
Subtotal institutional	11.8	33.0	44.8	10.9	34.6	45.5
Wealth management loans and mortgages	6.8	1.4	8.2	6.5	1.8	8.3
Commercial real estate	1.5	1.4	2.9	1.6	1.6	3.2
Lease financing	2.8	-	2.8	3.1	0.1	3.2
Other residential mortgages	2.1	-	2.1	2.1	-	2.1
Overdrafts	7.1	-	7.1	6.0	-	6.0
Other	0.5	-	0.5	0.8	-	0.8
Subtotal non-margin loans	32.6	35.8	68.4	31.0	38.1	69.1
Margin loans	9.5	0.9	10.4	6.8	-	6.8
Total	$42.1	$36.7	$78.8	$37.8	$38.1	$75.9

At June 30, 2011, total exposures were $78.8 billion, an increase of 4% from $75.9 billion at Dec. 31, 2010, primarily reflecting higher loans to broker-dealers in both the margin loans and financial institutions portfolios and higher overdrafts, partially offset by lower commercial, commercial real estate and lease financing exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 57% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

	June 30, 2011					Dec. 31, 2010
Financial institutions portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$4.6	$1.9	$6.5	88%	96%	$3.9	$2.3	$6.2
Banks	4.9	2.3	7.2	82	96	4.2	2.2	6.4
Insurance	0.1	4.9	5.0	98	44	0.1	5.0	5.1
Asset managers	0.9	2.9	3.8	99	83	0.8	2.4	3.2
Government	-	1.7	1.7	93	43	0.2	2.1	2.3
Other	0.1	1.8	1.9	96	56	0.1	1.8	1.9
Total	$10.6	$15.5	$26.1	91%	78%	$9.3	$15.8	$25.1

The financial institutions portfolio exposure was $26.1 billion at June 30, 2011, compared with $25.1 billion at Dec. 31, 2010. The increase primarily reflects loans to broker-dealers and banks.

Financial institution exposures are high quality with 91% meeting the investment grade equivalent criteria of our rating system at June 30, 2011. These exposures are generally short-term, with 78% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

As a conservative measure, our internal credit rating classification for non-U.S. counterparties caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our exposure to banks is predominantly to investment grade counterparties in developed countries. Non-investment grade bank exposures are

32    BNY Mellon

short-term in nature supporting our global trade finance and U.S. dollar clearing businesses in developing countries.

The asset manager portfolio exposures are high quality with 99% meeting our investment grade equivalent ratings criteria as of June 30, 2011.

These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	June 30, 2011					Dec. 31, 2010
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.6	$6.0	91%	26%	$0.4	$5.9	$6.3
Services and other	0.4	5.4	5.8	90	43	0.7	5.9	6.6
Energy and utilities	0.3	5.0	5.3	95	20	0.3	5.4	5.7
Media and telecom	0.1	1.5	1.6	82	20	0.2	1.6	1.8
Total	$1.2	$17.5	$18.7	91%	29%	$1.6	$18.8	$20.4

The commercial portfolio exposure decreased 8% to $18.7 billion at June 30, 2011, from $20.4 billion at Dec. 31, 2010, reflecting our desire to reduce non-strategic exposure. Our goal is to maintain a predominantly investment grade portfolio.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Financial institutions	86%	85%	91%	91%	91%
Commercial	80%	81%	89%	90%	91%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high-risk portfolios. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy, as well as an adjustment in the credit ratings of our existing portfolio, has resulted in a higher percentage of the portfolio that is investment grade at June 30, 2011, compared with June 30, 2010.

Wealth management loans and mortgages

Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at June 30, 2011.

At June 30, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 25%; Massachusetts – 17%; California – 17%; Florida – 8%; and other 33%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $2.9 billion at June 30, 2011 and $3.2 billion at Dec. 31, 2010.

BNY Mellon    33

At June 30, 2011, approximately 63% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with approximately 62% secured by residential buildings, 17% secured by office buildings, 10% secured by retail properties and 11% secured by other categories. Approximately 96% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At June 30, 2011, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 47%; investment grade REITs – 36%; and other – 17%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $2.6 billion and $202 million of airline exposures at June 30, 2011. Approximately 89% of the leasing exposure is investment grade, or investment grade equivalent. The leasing portfolio is likely to decline in the future if risk-adjusted returns are unable to meet our expected returns.

At June 30, 2011, our $202 million of exposure to the airline industry consisted of a $12 million real estate lease exposure, as well as the airline-leasing portfolio which included $70 million to major U.S. carriers, $108 million to foreign airlines and $12 million to U.S. regional airlines.

Recently, the U.S domestic airline industry has shown significant improvement in revenues and yields. Despite this improvement, these carriers continue to have extremely high debt levels. Combined with their high fixed-cost operating models, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.1 billion at June 30, 2011. Included in this portfolio is $676 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 76% and approximately 30% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At June 30, 2011, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans also include a term loan program that offers fully collateralized loans to broker-dealers. The increase compared to Dec. 31, 2010 was primarily driven by the term loan program.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, standby letters of credit and

34    BNY Mellon

overdrafts associated with our custody and securities clearance businesses.

The role of credit for BNY Mellon is one that complements our other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Margin loans	$9,520	$9,369	$6,810	$5,602
Non-margin loans	32,627	30,643	30,998	31,545
Total loans	$42,147	$40,012	$37,808	$37,147
Allowance for credit losses activity:
Beginning balance	$554	$571	$608	$638
Provision for credit losses	-	-	(22)	20
Net (charge-offs) recoveries:
Other residential mortgages	(9)	(16)	(14)	(10)
Foreign	(6)	-	-	-
Commercial	(3)	1	2	-
Commercial real estate	(1)	(3)	(2)	(1)
Financial institutions	-	1	(1)	(1)
Wealth management	-	-	-	(1)
Net (charge-offs)	(19)	(17)	(15)	(13)
Total allowance for credit losses	$535	$554	$571	$645
Allowance for loan losses	$441	$467	$498	$542
Allowance for unfunded commitments	94	87	73	103
Allowance for loan losses as a percentage of total loans	1.05%	1.17%	1.32%	1.46%
Allowance for loan losses as a percentage of non-margin loans	1.35%	1.52%	1.61%	1.72%
Total allowance for credit losses as a percentage of total loans	1.27%	1.38%	1.51%	1.74%
Total allowance for credit losses as a percentage of non-margin loans	1.64%	1.81%	1.84%	2.04%

Net charge-offs were $19 million in the second quarter of 2011, $17 million in the first quarter of 2011, $15 million in the fourth quarter of 2010 and $13 million in the second quarter of 2010. Net charge-offs in the second quarter of 2011 primarily reflects $9 million in residential mortgages, $6 million in foreign loans and $3 million in commercial loans. Net charge-offs in the first quarter of 2011, fourth quarter of 2010 and the second quarter of 2010 were primarily driven by residential mortgages.

There was no provision for credit losses recorded in the second and first quarters of 2011 compared with a provision of $20 million in the second quarter of 2010. The decrease in the provision for credit losses compared with the second quarter of 2010 reflects an improvement in the quality of the credit portfolio driven by a 56% decrease in criticized assets compared with June 30, 2010, primarily in the insurance, automotive and media portfolios.

The total allowance for credit losses was $535 million at June 30, 2011, $554 million at March 31, 2011, $571 million at Dec. 31, 2010 and $645 million at June 30, 2010. The decrease in the allowance for credit losses compared with March 31, 2011 resulted from net charge-offs of $19 million.

The ratio of the total allowance for credit losses to non-margin loans was 1.64% at June 30, 2011, 1.81% at March 31, 2011, 1.84% at Dec. 31, 2010 and 2.04% at June 30, 2010. The ratio of the allowance for loan losses to non-margin loans was 1.35% at June 30, 2011, 1.52% at March 31, 2011, 1.61% at Dec. 31, 2010 and 1.72% at June 30, 2010. The decrease in these ratios at June 30, 2011 compared with March 31, 2011 resulted from net charge-offs and a higher level of loans primarily driven by higher overdrafts.

We had $9.5 billion of secured margin loans on our balance sheet at June 30, 2011 compared with $9.4 billion at March 31, 2011, $6.8 billion at Dec. 31, 2010 and $5.6 billion at June 30, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

In the second quarter of 2011, we implemented an enhanced methodology for determining the allowance for credit losses by adding a qualitative allowance framework. Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio.

The three elements of the allowance for loan losses and the allowance for lending related commitments include the qualitative allowance framework. The three elements are:

BNY Mellon    35

•	an allowance for impaired credits (nonaccrual loans over $1 million);
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

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

The second element, higher risk-rated credits and pass-rated credits, is based on our probable loss model. All borrowers are assigned to pools based on their credit ratings. The probable loss inherent in each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third-party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly. Commercial loans over $1 million are individually analyzed before being assigned a credit rating. We also apply this technique to our lease financing and wealth management portfolios.

The third element, the allowance for residential mortgage loans is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure. Each of these delinquency periods is assigned a probability of default. A specific loss given default based on a combination of external loss data from third-party databases and internal loss history is assigned for each mortgage pool. For each pool, the inherent loss is calculated using the above factors. The resulting probable loss factor is applied against the loan balance to determine the allowance held for each pool.

The qualitative framework is used to determine an additional allowance for each portfolio based on the factors below:

Internal risk factors:

•	Non-performing loans to total non-margin loans;
•	Ratings volatility;
•	Borrower concentration; and
•	Significant concentration in high risk industry.

Environmental risk factors:

•	U.S. non-investment grade default rate;
•	Unemployment rate; and
•	Change in real GDP (quarter-over-quarter).

The allocation of the prior period allowance for loan losses and allowance for lending-related commitments has been restated to reflect the implementation of the qualitative allowance framework.

Based on an evaluation of these three elements and our qualitative framework, we have allocated our allowance for credit losses as follows:

Allocation of allowance to our portfolio (a)	June 30, 2011	March 31, 2011	Dec. 31, 2010 (b)	June 30, 2010 (b)
Other residential mortgages	37%	39%	41%	35%
Commercial	18	18	16	23
Lease financing	17	17	16	15
Foreign	12	12	11	9
Wealth management (c)	6	5	7	6
Commercial real estate	5	6	7	7
Financial institutions	5	3	2	5
Total	100%	100%	100%	100%

(a)	Prior periods have been restated to reflect the implementation of the qualitative allowance framework discussed above.
(b)	Excludes discontinued operations.
(c)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

36    BNY Mellon

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010
Loans:
Other residential mortgages	$236	$245	$244
Wealth management	31	56	59
Commercial	31	32	34
Commercial real estate	28	36	44
Foreign	13	7	7
Financial institutions	4	4	5
Total nonperforming loans	$343	$380	393
Other assets owned	8	6	6
Total nonperforming assets (a)	$351	$386	$399
Nonperforming assets ratio	1.0%	1.0%	1.1%
Allowance for loan losses/nonperforming loans	128.6%	122.9%	126.7%
Allowance for loan losses/nonperforming assets	125.6%	121.0%	124.8%
Total allowance for credit losses/nonperforming loans	156.0%	145.8%	145.3%
Total allowance for credit losses/nonperforming assets	152.4%	143.5%	143.1%

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $216 million at June 30, 2011, $239 million at March 31, 2011 and $218 million at Dec. 31, 2010. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010
Balance at beginning of period	$386	$399	$401
Additions	41	33	50
Return to accrual status	(30)	(7)	(8)
Charge-offs	(20)	(19)	(20)
Paydowns/sales	(24)	(17)	(22)
Transferred to other real estate owned	(2)	(3)	(2)
Balance at end of period	$351	$386	$399

The decrease in nonperforming assets compared to March 31, 2011 primarily resulted from a return to accrual status of $27 million in the wealth management portfolio, repayments of $6 million in the commercial real estate portfolio, sales of $14 million in the residential mortgage and commercial portfolios and charge-offs of $20 million from the residential mortgage, foreign, commercial, financial and commercial real estate portfolios. Additions in the second quarter of 2011 included $16 million of residential mortgage loans, $12 million of foreign loans and $10 million in commercial loans.

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

The following table shows loans past due 90 days or more and still accruing interest.

Loans past due 90 days or more and still accruing interest (in millions)	June 30, 2011	Dec. 31, 2010
Other residential mortgages	$13	$15
Wealth management loans and mortgages	2	6
Commercial	-	1
Commercial real estate	-	11
Total past due loans	$15	$33

Deposits

Total deposits were $198.0 billion at June 30, 2011 compared with $145.3 billion at Dec. 31, 2010. The increase in deposits reflects a higher level of both domestic and foreign deposits resulting from much

BNY Mellon    37

higher client deposits in our Investment Services businesses driven by our strong balance sheet.

Noninterest-bearing deposits were $68.6 billion at June 30, 2011, compared with $38.7 billion at Dec. 31, 2010. Interest-bearing deposits were $129.4 billion at June 30, 2011, compared with $106.6 billion at Dec. 31, 2010.

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

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	June 30, 2011	March 31, 2011	June 30, 2010
Maximum daily balance during the quarter	$21,005	$7,451	$7,476
Average daily balance	$10,894	$5,172	$4,441
Weighted average rate during the quarter	0.06%	0.07%	0.19%
Ending balance	$7,572	$5,435	$2,712
Average rate at period end	0.03%	0.12%	0.11%

Federal funds purchased and securities sold under repurchase agreements were $7.6 billion at June 30, 2011, $5.4 billion at March 31, 2011 and $2.7 billion at June 30, 2010. Average federal funds purchased and securities sold under repurchase agreements were $10.9 billion in the second quarter of 2011, $5.2 billion in the first quarter of 2011 and $4.4 billion in the second quarter of 2010. The higher average federal funds purchased and securities sold under repurchase agreements (“repos”) in the second quarter of 2011 was primarily a function of attractive overnight repo rate opportunities. The maximum daily balance in the second quarter of 2011 was $21.0 billion and resulted from the same attractive overnight borrowing opportunities.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	June 30, 2011	March 31, 2011	June 30, 2010
Maximum daily balance during the quarter	$11,512	$10,681	$11,039
Average daily balance (a)	$6,843	$6,701	$6,596
Weighted average rate during the quarter	0.09%	0.10%	0.09%
Ending balance	$11,512	$10,550	$10,200
Average rate at period end	0.10%	0.10%	0.09%

(a)	Excludes average noninterest-bearing payables to customers and broker-dealers of $4.2 billion in the second quarter of 2011, $3.9 billion in the first quarter of 2011 and $5.0 billion in the second quarter of 2010.

Payables to customers and broker-dealers represent funds payable on demand and short sale proceeds. Payables to customers and broker-dealers were $11.5 billion at June 30, 2011, $10.6 billion at March 31, 2011 and $10.2 billion at June 30, 2010. Payables to customers and broker-dealers are driven by customer trading activity and their expectations of market asset levels.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	June 30, 2011	March 31, 2011	June 30, 2010
Maximum daily balance during the quarter	$101	$75	$28
Average daily balance	$24	$15	$11
Weighted average rate during the quarter	0.03%	0.03%	0.03%
Ending balance	$36	$13	$7
Average rate at period end	0.03%	0.03%	0.03%

Commercial paper outstanding was $36 million at June 30, 2011, $13 million at March 31, 2011 and $7 million at June 30, 2010.

38    BNY Mellon

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	June 30, 2011	March 31, 2011	June 30, 2010
Maximum daily balance during the quarter	$2,959	$4,187	$4,819
Average daily balance	$1,853	$1,806	$2,544
Weighted average rate during the quarter	2.09%	2.71%	2.49%
Ending balance	$2,337	$1,161	$2,013
Average rate at period end	2.46%	1.83%	2.95%

Other borrowed funds primarily include: term federal funds purchased under agreements to resell; borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of subcustodian account balances in our Investment Services businesses. Overdrafts in these accounts typically relate to timing differences for settlements of these business activities. Other borrowed funds were $2.3 billion at June 30, 2011, compared with $1.2 billion at March 31, 2011, and $2.0 billion at June  30, 2010.

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

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We have begun to monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at June 30, 2011. We also perform stress tests to verify sufficient funding capacity is accessible after conducting multiple stress scenarios.

Available funds are defined as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period end and on an average basis. The higher level of available funds at June 30, 2011 compared with prior periods resulted from a higher level of client deposits.

BNY Mellon    39

Available and liquid funds	June 30,	Dec. 31,	Average
(in millions)	2011	2010	2Q11	1Q11	2Q10	YTD11	YTD10
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$60,232	$50,200	$59,291	$57,637	$50,741	$58,469	$53,256
Federal funds sold and securities purchased under resale agreements	5,049	5,169	4,577	4,514	4,652	4,546	4,258
Total liquid funds	65,281	55,369	63,868	62,151	55,393	63,015	57,514
Cash and due from banks	5,560	3,675	4,325	4,088	3,673	4,207	3,594
Interest-bearing deposits with the Federal
Reserve and other central banks	56,478	18,549	34,078	20,373	18,280	27,263	15,222
Total available funds	$127,319	$77,593	$102,271	$86,612	$77,346	$94,485	$76,330
Total available funds as a percentage of total assets	42%	31%	37%	34%	34%	35%	34%

On an average basis for the first six months of 2011 and 2010, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, trading liabilities and other borrowings were $17.1 billion and $11.6 billion, respectively. The increase year-over-year primarily reflects higher levels of federal funds purchased and money market rate accounts, partially offset by lower levels of other borrowed funds. Average foreign deposits, primarily from our European-based investment services business, were $81.4 billion and $70.0 billion for the first six months of 2011 and 2010, respectively. Domestic savings and other time deposits averaged $34.8 billion for the first six months of 2011, compared with $26.4 billion for the first six months of 2010. Both increases reflect growth in client deposits.

Average payables to customers and broker-dealers were $6.8 billion for the first six months of 2011 and $6.5 billion for the first six months of 2010. Long-term debt averaged $17.2 billion in the first six months of 2011 and $16.6 billion in the first six months of 2010. Average noninterest-bearing deposits increased to $40.8 billion in the first six months of 2011 from $34.0 billion in the first six months of 2010. A significant reduction in our Investment Services businesses would reduce our access to deposits.

The Parent has five major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market;
•	a revolving credit agreement with third-party financial institutions; and
•	access to the long-term debt and equity markets.

Our bank subsidiaries can declare dividends to the Parent of approximately $368 million, subsequent to June 30, 2011 without the need for a regulatory waiver. In addition, at June 30, 2011, non-bank subsidiaries of the Parent had liquid assets of approximately $1.3 billion.

In the second quarter of 2011, the quarterly cash dividend was $0.13 per common share. Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 21 of the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report.

For the quarter ended June 30, 2011, the Parent’s quarterly average commercial paper borrowings were $24 million compared with $11 million for the quarter ended June 30, 2010. The Parent had cash of $3.3 billion at June 30, 2011 compared with `$3.2 billion at Dec. 31, 2010. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $36 million at June 30, 2011 and $10 million at Dec. 31, 2010. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2011 was flat, compared with Dec. 31, 2010.

The Parent’s major uses of funds are payment of dividends, principal and interest on its borrowings, acquisitions, and additional investments in its subsidiaries.

In the second quarter of 2011, we repurchased 9.8 million common shares in the open market at an average price of $27.84 per share for a total of $272 million. During July 2011, we repurchased an additional 6.5 million shares.

40    BNY Mellon

The Parent’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits and bank notes is limited. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of June 30, 2011, the Parent met its liquidity target.

We currently have a $226 million credit agreement with 10 financial institutions that matures in October 2011. The fee on this facility depends on our credit rating and at June 30, 2011 was 6 basis points. The credit agreement requires us to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5;
•	a double leverage ratio less than 130% and
•	adequate capitalization of all our bank subsidiaries for regulatory purposes.

We are currently in compliance with these covenants. There were no borrowings under this facility at June 30, 2011.

We also have the ability to access the capital markets. In June 2010, we filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration statements will expire in June 2013, at which time we plan to file new shelf registration statements.

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of June 30, 2011, were as follows:

Debt ratings at June 30, 2011
	Moody’s	Standard & Poor’s	Fitch	DBRS
Parent:
Long-term senior debt	Aa2	AA-	AA-	AA (low)
Subordinated debt	Aa3	A+	A+	A (high)

The Bank of New York Mellon:
Long-term senior debt	Aaa	AA	AA-	AA
Long-term deposits	Aaa	AA	AA	AA

BNY Mellon, N.A.:
Long-term senior debt	Aaa	AA	AA- (a)	AA
Long-term deposits	Aaa	AA	AA	AA

Outlook	Negative	Stable	Stable	Stable
(long-term)

(a)	Represents senior debt issuer default rating.

In April 2010, Moody’s announced that regulatory changes in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. Moody’s further indicated it would consider the pace over which any benefits resulting from regulatory reform would accrue versus the likely pace over which systemic support would be curtailed. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit two notches of “lift” as a result of the rating agency’s government support assumptions. Other institutions benefit between one and five notches of “lift.” If these rating changes occur as proposed, the Parent, The Bank of New York Mellon and BNY Mellon, N.A. would remain at the highest level for all U.S. bank holding companies and U.S. banks. Moody’s continues to evaluate whether to reduce its support assumptions to below pre-financial crisis levels for banks that currently benefit from ratings uplift. In this context, in June 2011, the rating outlook on BNY Mellon and its rated subsidiaries deposits, senior debt, and senior subordinated debt changed to negative from stable.

On Aug. 3, 2011, Moody’s confirmed the supported ratings of BNY Mellon and its subsidiaries. Specifically, Moody’s confirmed the deposit, senior debt, and subordinated debt ratings of BNY Mellon (Aa2 senior) and its rated subsidiaries (Aaa for deposits). The rating confirmations were directly related to Moody’s confirmation of the Aaa rating assigned to the U.S. government.

BNY Mellon    41

Moody’s also reiterated that the ratings noted above will remain on negative outlook to match Moody’s negative outlook on the U.S. government, and also due to its opinion that U.S. government support to systemically important banks could decline, over time, as the Dodd-Frank Act and other banking system changes are implemented. All short-term ratings for BNY Mellon were affirmed at Prime-1 and are unaffected by this action.

In August 2011, S&P reaffirmed all of our ratings.

Long-term debt decreased to $17.0 billion at June 30, 2011 from $17.2 billion at March 31, 2011 primarily due to the maturity of $300 million of subordinated debt.

The Parent has $611 million of long-term debt that will mature in the remainder of 2011 and has the option to call $548 million of subordinated debt in the remainder of 2011, which it may call and refinance if market conditions are favorable.

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

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at June 30, 2011 and Dec. 31, 2010 were 102.0% and 100.7%, respectively. Our target double leverage ratio is a maximum of 120%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $1.085 billion extended by 19 financial institutions matures in March 2012. In the second quarter of 2011, there were no borrowings against these lines of credit. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2011. The average borrowing against this line of credit was $1 million during the second quarter of 2011. Pershing LLC has six separate uncommitted lines of credit amounting to $1.4 billion in aggregate. Average daily borrowing under these lines was $472 million, in aggregate, during the second quarter of 2011.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $10 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million extended by five financial institutions matures in March 2012. There were no borrowings under these lines during the second quarter of 2011. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $28 million, in aggregate, during the second quarter of 2011.

The committed line of credit maintained by Pershing Limited requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Statement of cash flows

Cash provided by operating activities was $1.0 billion for the six months ended June 30, 2011 compared with $0.1 billion used for operating activities in the six months ended June 30, 2010. In

42    BNY Mellon

the first six months of 2011, earnings, partially offset by changes in accruals and other balances, were a significant source of funds. In the first six months of 2010, changes in trading activities, partially offset by earnings and depreciation and amortization, were a significant use of funds.

Through June 30, 2011, cash used for investing activities was $52.0 billion, compared with $14.3 billion in the first six months of 2010. In the first six months of 2011, increases in interest-bearing deposits with banks, and with the Federal Reserve and other central banks, and purchases of securities were a significant use of funds, partially offset by sales, paydowns and maturities of securities. In the first six months of 2010, an increase in interest-bearing deposits with the Federal Reserve and other central banks, margin loans and federal funds sold and securities purchased under resale agreements were a significant use of funds partially offset by a decrease in securities available-for-sale.

In the first six months of 2011, cash provided by financing activities was $52.9 billion compared with $14.3 billion in the first six months of 2010. In the first six months of 2011, an increase in deposits was a significant source of funds partially offset by changes in other borrowed funds. In the first six months of 2010, changes in deposits and other funds borrowed were a significant source of funds, partially offset by repayments of long-term debt.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Average common equity to average assets	12.0%	12.7%	12.6%	13.3%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.1%	12.5%	13.1%	12.9%
Total BNY Mellon shareholders’ equity	$33,851	$33,258	$32,354	$30,396
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$12,671	$12,005	$11,057	$11,331
Book value per common share	$27.46	$26.78	$26.06	$25.04
Tangible book value per common share – Non-GAAP (a)	$10.28	$9.67	$8.91	$9.33
Closing common stock price per share	$25.62	$29.87	$30.20	$24.69
Market capitalization	$31,582	$37,090	$37,494	$29,975
Common shares outstanding	1,232,691	1,241,724	1,241,530	1,214,042

Cash dividends per common share	$0.13	$0.09	$0.09	$0.09
Dividend yield	2.0%	1.2%	1.2%	1.5%
Dividend payout ratio	22%	18%	17%	17%

(a)	See Supplemental information beginning on page 48 for the reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2010. The increase primarily reflects earnings retention, a positive impact of foreign currency translation and an unrealized gain in the investment securities portfolio resulting from a decline in interest rates, partially offset by share repurchases. During the first half of 2011, we repurchased 10.9 million shares in the open market, including 9.8 million shares in the second quarter of 2011, at an average price of $27.84 per share for a total of $272 million. During July 2011, we repurchased an additional 6.5 million shares. Our current capital plan anticipates the repurchase of up to $1.3 billion worth of common shares outstanding in 2011.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in other comprehensive income was $406 million at June 30, 2011 compared with $151 million at Dec. 31, 2010. The increase in the valuation of the investment securities portfolio was driven by a decline in interest rates.

On July 19, 2011, the board of directors declared a quarterly dividend of $0.13 per common share. This cash dividend is payable on Aug. 9, 2011, to shareholders of record as of the close of business on July 29, 2011.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the

BNY Mellon    43

Parent to maintain its status as a financial holding company, our bank subsidiaries and (as a result of a provision in the Dodd-Frank Act) BNY Mellon must, among other things, qualify as well capitalized.

As of June 30, 2011, the Parent and our bank subsidiaries were considered well capitalized on the basis of the ratios (defined by regulation) of Total and Basel I Tier 1 capital to risk-weighted assets and, in the case of our bank subsidiaries, leverage (Tier 1 capital to average assets).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)	N/A	N/A	6.6%	6.1%	N/A	N/A
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	N/A	N/A	6.0	5.9	5.8%	6.3%

Determined under Basel I – based guidelines:
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A	12.6%	12.4%	11.8%	11.9%
Tier 1 capital	6%	N/A	14.1	14.0	13.4	13.5
Total capital	10	N/A	16.7	16.8	16.3	17.2
Leverage	5	N/A	5.8	6.1	5.8	6.6

The Bank of New York Mellon capital ratios:
Tier 1 capital	6%	4%	12.1%	11.9%	11.4%	12.5%
Total capital	10	8	15.7	15.6	15.3	16.5
Leverage	5	3	5.3	5.6	5.3	6.6

(a)	Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(b)	See Supplemental information beginning on page 48 for a calculation of this ratio.

N/A – Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

In the second quarter of 2011, we increased our estimated Basel III Tier 1 common equity ratio by approximately 45 basis points, reflecting our strong capital generation and improving risk-weighted assets mix. Given the strength of our balance sheet and ability to rapidly grow capital, we do not anticipate accelerating our timeline to meet the proposed Basel III capital guidelines.

If a financial holding company such as BNY Mellon fails to qualify as “well capitalized”, it may lose its status as a financial holding company, which may restrict its ability to undertake or continue certain activities or make acquisitions that are not generally permissible for bank holding companies without financial holding company status. If a bank holding company such as BNY Mellon or bank such as The Bank of New York Mellon or BNY Mellon, N.A. fails to qualify as “well capitalized”, it may be subject to higher FDIC assessments.

If a bank holding company such as BNY Mellon or bank such as The Bank of New York Mellon or

BNY Mellon, N.A. fails to qualify as “adequately capitalized”, regulatory sanctions and limitations are imposed. At June 30, 2011, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the well-capitalized guidelines are as follows:

Capital above guidelines at June 30, 2011
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$8,573	$5,455
Total capital	7,020	5,078
Leverage	2,006	631

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole is higher. In addition, when markets experience significant volatility, our balance sheet size may

44    BNY Mellon

increase considerably as client deposit levels increase.

In the second quarter of 2011, we generated $803 million of Basel I Tier 1 common equity primarily driven by earnings.

Our Basel I Tier 1 capital ratio was 14.1% at June 30, 2011, compared with 14.0% at March 31, 2011, 13.4% at Dec. 31, 2010 and 13.5% at June 30, 2010. The increase from March 31, 2011 primarily reflects earnings retention and a positive impact of foreign currency translation, partially offset by higher risk-weighted assets. At June 30, 2011, our total assets were $304.7 billion compared with $266.4 billion at March 31, 2011. Our Basel I Tier 1 leverage ratio was 5.8% at June 30, 2011, compared with 6.1% at March 31, 2011, 5.8% at Dec 31, 2010 and 6.6% at June 30, 2010.

A billion dollar change in risk-weighted assets changes the Basel I Tier 1 capital ratio by approximately 13 basis points while a $100 million change in common equity changes the Basel I Tier 1 capital ratio by approximately 10 basis points.

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 6.0% at June 30, 2011, compared with 5.9% at March 31, 2011, 5.8% at Dec. 31, 2010 and 6.3% at June 30, 2010. The increase compared with March 31, 2011 was due primarily to earnings retention.

At June 30, 2011, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which currently qualifies as Tier 1 capital.

The following table presents the components of our risk-based capital at June 30, 2011, March 31, 2011, Dec. 31, 2010 and June 30, 2010, respectively.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Tier 1 capital:
Common shareholders’ equity	$33,851	$33,258	$32,354	$30,396
Trust-preferred securities	1,669	1,686	1,676	1,663
Adjustments for:
Goodwill and other intangibles (b)	(21,180)	(21,253)	(21,297)	(19,064)
Pensions/cash flow hedges	1,018	1,035	1,053	1,045
Securities valuation allowance	(433)	(303)	(170)	(162)
Merchant banking investments	(33)	(21)	(19)	(21)
Total Tier 1 capital	14,892	14,402	13,597	13,857
Tier 2 capital:
Qualifying unrealized gains on equity securities	5	7	5	3
Qualifying subordinated debt	2,120	2,281	2,381	3,191
Qualifying allowance for credit losses	535	554	571	645
Total Tier 2 capital	2,660	2,842	2,957	3,839
Total risk-based capital	$17,552	$17,244	$16,554	$17,696
Total risk-weighted assets	$105,316	$102,887	$101,407	$102,807
Average assets for leverage capital purposes	$257,714	$237,320	$235,905	$210,967

(a)	Dec. 31, 2010 and June 30, 2010 include discontinued operations.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,630 million at June 30, 2011, $1,658 million at March 31, 2011, $1,625 million at Dec. 31, 2010 and $1,649 million at June 30, 2010, and deferred tax liabilities associated with tax deductible goodwill of $895 million at June 30, 2011, $862 million at March 31, 2011, $816 million at Dec. 31, 2010 and $746 million at June 30, 2010.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades. In addition, we periodically manage positions for our own account. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations. The risk from market making activities for customers is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VAR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VAR methodology.

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

BNY Mellon    45

VAR (a)	2nd Quarter 2011			June 30, 2011
(in millions)	Average	Minimum	Maximum

Interest rate	$6.1	$3.5	$10.4	$6.7
Foreign exchange	2.9	0.8	5.2	3.2
Equity	2.7	2.1	3.3	2.8
Credit	0.2	0.1	0.2	0.2
Diversification	(4.6)	N/M	N/M	(4.8)
Overall portfolio	7.3	5.2	10.2	8.1

VAR (a)	1st Quarter 2011			March 31, 2011
(in millions)	Average	Minimum	Maximum

Interest rate	$4.8	$3.0	$8.4	$6.3
Foreign exchange	1.8	0.4	3.0	2.2
Equity	2.6	1.8	6.1	2.6
Credit	0.2	0.2	0.3	0.2
Diversification	(3.5)	N/M	N/M	(3.8)
Overall portfolio	5.9	4.1	8.4	7.5

VAR (a)	2nd Quarter 2010			June 30, 2010
(in millions)	Average	Minimum	Maximum

Interest rate	$5.1	$3.4	$8.9	$4.5
Foreign exchange	2.8	1.7	5.0	1.8
Equity	3.0	1.6	5.0	4.2
Credit	0.8	0.5	1.3	1.1
Diversification	(5.5)	N/M	N/M	(5.0)
Overall portfolio	6.2	3.5	10.1	6.6

VAR (a)	Year-to-date 2011
(in millions)	Average	Minimum	Maximum

Interest rate	$5.5	$3.0	$10.4
Foreign exchange	2.3	0.4	5.2
Equity	2.6	1.8	6.1
Credit	0.2	0.1	0.3
Diversification	(4.0)	N/M	N/M
Overall portfolio	6.6	4.1	10.2

VAR (a)	Year-to-date 2010
(in millions)	Average	Minimum	Maximum

Interest rate	$6.4	$3.4	$10.9
Foreign exchange	2.6	0.9	5.0
Equity	2.7	1.3	5.0
Credit	0.7	0.5	1.3
Diversification	(5.2)	N/M	N/M
Overall portfolio	7.2	3.5	11.4

(a)	VAR figures do not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with the Regulatory treatment. VAR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the second quarter of 2011, interest rate risk generated 52% of average VAR, equity risk generated 23% of average VAR, foreign exchange risk generated 24% of average VAR and credit risk generated 1% of average VAR. During the second quarter of 2011, our daily trading loss did not exceed our calculated VAR amount on any given day. BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the second quarter of 2011, the volatility of this index increased approximately 4 basis points from the first quarter of 2011.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Revenue range:	Number of days
Less than $(2.5)	1	2	1	1	-
$(2.5) - $0	2	3	7	1	4
$0 - $2.5	18	27	15	21	19
$2.5 - $5.0	21	23	23	27	28
More than $5.0	22	9	17	12	13

(a)	Distribution of trading revenues (losses) does not reflect the impact of the credit valuation adjustment guidance in ASC 820. This is consistent with treatment under our Regulatory requirements.

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

At June 30, 2011, our over-the-counter (“OTC”) derivative assets of $4.4 billion included a CVA deduction of $73 million, including $25 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $6.1 billion included a debit valuation adjustment (“DVA”) of $24 million related to our own credit spread. The net CVA decreased $10 million in the second quarter of 2011. The net DVA increased $4 million in the second quarter of 2011. These overall adjustments decreased foreign exchange and other trading revenue by a net of $6 million in the second quarter of 2011.

46    BNY Mellon

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011
Rating:
AAA to AA-	52%	47%	52%	51%	51%
A+ to A-	19	18	18	18	17
BBB+ to BBB-	22	24	21	21	21
Noninvestment grade (BB+ and lower)	7	11	9	10	11
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue	June 30, 2011
(dollar amounts in millions)	$	%
up 200 bps vs. baseline	$246	8.2%
up 100 bps vs. baseline	211	7.1
Long-term up 50 bps, short-term unchanged (a)	120	4.0
Long-term down 50 bps, short-term unchanged (a)	(107)	(3.6)

(a)	Long-term is equal to or greater than one year.

bps – basis points.

The baseline scenario’s Fed Funds rate in the June 30, 2011 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point June 30, 2011 scenarios assume 10-year rates rise 165 and 65 basis points, respectively.

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

BNY Mellon    47

Investment Services and Investment Management businesses.

See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of tangible common shareholders’ equity to tangible assets of operations is a measure of capital strength that provides additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. Unlike the Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes trust preferred securities issued by BNY Mellon. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio on a basis that is representative of how it currently understands the Basel III rules. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position. Additionally, the presentation of the Basel III Tier 1 common equity ratio permits investors the ability to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies.

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

The presentation of financial measures excluding special litigation reserves taken in the first quarter of 2010 provides investors with the ability to view performance metrics on the basis that management views results. The presentation of income of consolidated investment management funds, net of

48    BNY Mellon

noncontrolling interests related to the consolidation of certain investment management funds, permits investors to view revenue on a basis consistent with how management views the business. Restructuring charges relate to migrating positions to global growth centers and the elimination of certain positions. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

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

The following table presents investment management fee revenue excluding performance fees.

Investment management and performance fee revenue				2Q11 vs.
(dollars in millions)	2Q11	1Q11	2Q10	2Q10	1Q11
Investment management and performance fee revenue	$779	$764	$686	14%	2%
Less: Performance fees	18	17	19
Investment management fee revenue excluding performance fees	$761	$747	$667	14%	2%

Reconciliation of income from continuing operations before income taxes – pre-tax operating margin (dollars in millions)	2Q11	1Q11	2Q10	YTD11	YTD10
Income from continuing operations before income taxes – GAAP	$1,034	$949	$1,006	$1,983	$1,890
Less: Net securities gains	48	5	13	53	20
Noncontrolling interests of consolidated investment management funds	21	44	33	65	57
Add: Special litigation reserves	N/A	N/A	N/A	N/A	164
Restructuring charges	(7)	(6)	(15)	(13)	(8)
M&I expenses	25	17	14	42	40
Amortization of intangible assets	108	108	98	216	195
Income from continuing operations before income taxes excluding net securities gains, noncontrolling interests of consolidated investment management funds, special litigation reserves, restructuring charges, M&I expenses and amortization of intangible assets – Non-GAAP	$1,091	$1,019	$1,057	$2,110	$2,204

Fee and other revenue – GAAP	$3,056	$2,838	$2,555	$5,894	$5,084
Income of consolidated investment management funds – GAAP	63	110	65	173	130
Net interest revenue – GAAP	731	698	722	1,429	1,487
Total revenue – GAAP	3,850	3,646	3,342	7,496	6,701
Less: Net securities gains	48	5	13	53	20
Noncontrolling interests of consolidated investment management funds	21	44	33	65	57
Total revenue excluding net securities gains and noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,781	$3,597	$3,296	$7,378	$6,624

Pre-tax operating margin (a)	27%	26%	30%	26%	28%
Pre-tax operating margin excluding net securities gains, noncontrolling interests of consolidated investment management funds, special litigation reserves, restructuring charges, M&I expenses and amortization of intangible assets – Non-GAAP (a)	29%	28%	32%	29%	33%

(a)	Income before taxes divided by total revenue.

N/A – Not applicable.

BNY Mellon    49

Return on common equity and tangible common equity
(dollars in millions)	2Q11	1Q11	2Q10 (a)	YTD11	YTD10 (a)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation—GAAP	$735	$625	$658	$1,360	$1,217
Less: Loss from discontinued operations, net of tax	-	-	(10)	-	(52)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	735	625	668	1,360	1,269
Add: Amortization of intangible assets, net of tax	68	68	60	136	122
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	$803	$693	$728	$1,496	$1,391

Average common shareholders’ equity	$33,464	$32,827	$30,462	$33,147	$30,104
Less: Average goodwill	18,193	18,121	16,073	18,157	16,108
Average intangible assets	5,547	5,664	5,421	5,605	5,466
Add: Deferred tax liability – tax deductible goodwill	895	862	746	895	746
Deferred tax liability – non-tax deductible intangible assets	1,630	1,658	1,649	1,630	1,649
Average tangible common shareholders’ equity – Non-GAAP	$12,249	$11,562	$11,363	$11,910	$10,925

Return on common equity – GAAP (b)	8.8%	7.7%	8.8%	8.3%	8.5%
Return on tangible common equity – Non-GAAP (b)	26.3%	24.3%	25.7%	25.3%	25.7%

(a)	Presented on a continuing operations basis.
(b)	Annualized.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Common shareholders’ equity at period end – GAAP	$33,851	$33,258	$32,354	$30,396
Less: Goodwill	18,191	18,156	18,042	16,106
Intangible assets	5,514	5,617	5,696	5,354
Add: Deferred tax liability – tax deductible goodwill	895	862	816	746
Deferred tax liability – non-tax deductible intangible assets	1,630	1,658	1,625	1,649
Tangible common shareholders’ equity at period end – Non-GAAP	$12,671	$12,005	$11,057	$11,331

Total assets at period end – GAAP	$304,706	$266,444	$247,259	$235,693
Less: Assets of consolidated investment management funds	13,533	14,699	14,766	13,260
Subtotal assets of operations – Non-GAAP	291,173	251,745	232,493	222,433
Less: Goodwill	18,191	18,156	18,042	16,106
Intangible assets	5,514	5,617	5,696	5,354
Cash on deposit with the Federal Reserve and other central banks (a)	56,478	24,613	18,566	21,548
Tangible assets of operations at period end – Non-GAAP	$210,990	$203,359	$190,189	$179,425

Common shareholders’ equity to total assets – GAAP	11.1%	12.5%	13.1%	12.9%
Tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	6.0%	5.9%	5.8%	6.3%

Period end common shares outstanding (in thousands)	1,232,691	1,241,724	1,241,530	1,214,042

Book value per common share	$27.46	$26.78	$26.06	$25.04
Tangible book value per common share – Non-GAAP	$10.28	$9.67	$8.91	$9.33

(a)	Assigned a zero percent risk weighting by the regulators.

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010	June 30, 2010
Total Tier 1 capital	$14,892	$14,402	$13,597	$13,857
Less: Trust preferred securities	1,669	1,686	1,676	1,663
Total Tier 1 common equity	$13,223	$12,716	$11,921	$12,194

Total risk-weighted assets	$105,316	$102,887	$101,407	$102,807

Tier 1 common equity to risk-weighted assets ratio	12.6%	12.4%	11.8%	11.9%

(a)	Determined under Basel I regulatory guidelines. The period ended June 30, 2010 includes discontinued operations.

50    BNY Mellon

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q11	1Q11	2Q10	YTD11	YTD10
Operations of consolidated investment management funds	$63	$110	$65	$173	$130
Less: Noncontrolling interests of consolidated investment management funds	21	44	33	65	57
Income from consolidated investment management funds, net of noncontrolling interests	$42	$66	$32	$108	$73

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q11	1Q11	2Q10	YTD11	YTD10
Investment management and performance fees	$29	$31	$29	$60	$54
Other (Investment income)	13	35	3	48	19
Income from consolidated investment management funds, net of noncontrolling interests	$42	$66	$32	$108	$73

The following table presents the GAAP to Non-GAAP reconciliation of the effective tax rate.

Reconciliation of effective tax rate	2Q11	1Q11	2Q10 (a)
Effective tax rate – GAAP	26.9%	29.3%	30.2%
Consolidated investment management funds	2.6	1.3	1.0
Other	0.5	(0.4)	(0.4)
Effective tax rate – operating basis – Non-GAAP	30.0%	30.2%	30.8%

(a)	Presented on a continuing operations basis.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)	June 30, 2011	March 31, 2011
Estimated Basel III Tier 1 common equity	$11,789	$11,054
Estimated Basel III risk-weighted assets	$178,182	$180,086
Estimated Basel III Tier 1 common equity ratio	6.6%	6.1%

(a)	Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our business changes.

BNY Mellon    51

Recent accounting and regulatory developments

Recently issued Accounting Standards

ASU 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU provides clarifying guidance for creditors when determining whether they granted concessions and whether the debtor is experiencing financial difficulty. For purposes of identifying and disclosing troubled debt restructurings, this ASU is effective for interim and annual periods beginning after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after Jan. 1, 2011. Furthermore, this ASU specifies that the absence of a market rate for a loan with risks similar to the restructured loan is an indicator of a troubled debt restructuring, but not a determinative factor, and that the assessment should consider all aspects of the restructuring. For purposes of measuring impairment of a receivable restructured in a troubled debt restructuring, the guidance in this ASU should be applied prospectively for interim and annual periods beginning after June 15, 2011. This ASU also requires an entity to disclose the information required by ASU 2010-20. We do not expect material increases in troubled debt restructurings based on retrospective application of the guidelines.

ASU 2011-03 – Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” This ASU will improve the accounting for repos and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this ASU.

The guidance in this ASU is effective for the first interim or annual period beginning after Dec. 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We are currently evaluating the impact of this ASU.

ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance in this ASU is effective for the first interim and annual period beginning after Dec. 15, 2011, and should be applied prospectively. Early adoption is not permitted. This ASU will have no impact on our results of operations.

ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU is aimed at increasing the prominence of other comprehensive income in the financial statements. The new guidance eliminates the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous

52    BNY Mellon

statement would present other comprehensive income and its components on the income statement. Under the two statement approach, the first statement would include components of net income and the second statement would include other comprehensive income and its components. The ASU does not change the items that must be reported in other comprehensive income. This ASU will have no impact on our results of operations.

The guidance in this ASU is effective for the first interim and annual period beginning after Dec. 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

Proposed Accounting Standards

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

The FASB reached tentative decisions in other areas including classification and measurement of financial liabilities and the equity method of accounting.

The FASB tentatively decided that the business strategy should be determined by the business activities that an entity uses in acquiring and managing financial assets. In the second half of 2011, the FASB plans to issue proposed ASC amendments resulting from the new classification and measurement model.

Supplementary Document – Impairment

On Jan. 31, 2011, the FASB issued a Supplementary Document, “Impairment”. The Supplementary Document proposes to replace the incurred loss impairment model under U.S. GAAP with an expected loss impairment model. The document focuses on when and how credit impairment should be recognized. The proposal is limited to open portfolios of assets such as portfolios that are constantly changing, through originations, purchases, transfers, write-offs, sales and repayments. The proposal in the Supplementary Document would apply to loans and debt instruments under U.S. GAAP that are managed on an “open” portfolio basis provided they are not measured at fair value with changes in fair value recognized in net income. In the second quarter of 2011, the FASB and IASB revised the model from a two category approach for splitting the debt investment portfolio to a three category approach to better reflect the general pattern of credit quality determination. An exposure draft with the new proposed model is targeted for September 2011.

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued Proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In 2011, the FASB and IASB revised

BNY Mellon    53

several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations, and deferring contract origination costs. In June 2011, the FASB and IASB announced their intent to release for public comment a revised exposure draft due to the numerous tentative changes to the proposal’s original guidance. Such revised exposure draft would be issued in the third quarter of 2011 followed by a 120-day comment period. Both boards discussed effective dates pertaining to the revenue project and noted that such dates would not be earlier than January 1, 2015.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of- use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially measure the residual asset as an allocation of the carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term using the rate the lessor charges the lessee. The FASB is expected to release the standard during the fourth quarter of 2011. A final standard is expected in mid-2012.

Proposed ASU – Offsetting

In January 2011, the FASB issued Proposed ASU, “Offsetting”. Under this proposal an entity would be required to offset a recognized financial asset and a recognized financial liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the financial asset and financial liability on a net basis or to realize the financial asset and settle the financial liability simultaneously. An entity that fails to satisfy either criterion would be prohibited from offsetting the financial asset and the financial liability in the statement of financial position. This proposal would require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The comment period on this proposed ASU ended in April 2011. At a recent meeting, the FASB supported an offsetting approach that provides an exception for derivative instruments from the general offsetting criteria, which is consistent with current U.S. GAAP.

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

If approved, the amendments in the proposed ASU would be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Early adoption would be permitted.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

54    BNY Mellon

Regulatory developments

Consumer Financial Protection Bureau

In July 2011, our depository institutions were notified that they will be supervised by the Consumer Financial Protection Bureau (“CFPB”) for certain consumer protection purposes.

The CFPB will focus on:

•	risks to consumers and compliance with the Federal consumer financial laws, when it evaluates the policies and practices of a financial institution;
•	the markets in which firms operate and risks to consumers posed by activities in those markets; and
•

depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and non-depository companies that offer one or more consumer financial products or services.

Evolving regulatory environment

On July 21, 2010, President Obama signed the Dodd-Frank Act. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. It will fundamentally change the system of oversight described under “Business – Supervision and Regulation” in Part I, Item 1 of our 2010 Annual Report. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact and increased expenses to BNY Mellon or across the industry.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III is also described below and under “Business – Supervision and Regulation” in Part I, Item 1 of our 2010 Annual Report.

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

The FDIC rule adjusts the assessment base for custodial banks in recognition of the fact that such banks need to hold liquid assets to facilitate the payments and processes associated with their custody and safekeeping accounts. The rule limits the custody bank assessment adjustment to 0% Basel I risk-weighted assets plus 50% of those assets with a Basel I risk-weighting of 20%, up to the average amount of deposit transaction accounts on the custodial bank’s balance sheet which can be directly linked to fiduciary or custody and safekeeping accounts.

The rule also adjusts the assessment rates to mitigate the impact of the expanded assessment base on the overall amount of assessment revenue. The base rate schedule, which includes adjustments for unsecured debt, depository institution debt and brokered deposits, also creates a separate category for large and highly complex institutions ( this category would include both The Bank of New York Mellon and BNY Mellon, N.A.). The rule provides a broad range of assessment rates (2.5-45 basis points) for large and highly complex institutions.

BNY Mellon expects the FDIC assessment rule to have a minimal impact in 2011.

FDIC Restoration Plan

On Oct. 19, 2010, the FDIC proposed a comprehensive, long-range plan for Deposit Insurance Fund management and adopted a Restoration Plan. The Restoration Plan forgoes the uniform 3 basis point assessment rate increase previously scheduled to go in effect Jan. 1, 2011,

BNY Mellon    55

and keeps the current rate schedule in effect. Current assessment rates will remain in effect until the reserve ratio reaches 1.15%, which is expected to occur at the end of 2018. The Restoration Plan also increases the designated reserve ratio, pursuant to the requirements of the Dodd-Frank Act, to 1.35% by Sept. 30, 2020, rather than 1.15% by the end of 2016, and calls for the FDIC to pursue further rulemaking in 2011 regarding the statutory requirement that the FDIC offset the effect on small institutions of this requirement.

Incentive Compensation Arrangements Proposal

The Dodd-Frank Act requires federal regulators to prescribe regulations or guidelines regarding incentive-based compensation practices at certain financial institutions. On April 14, 2011, federal regulators including the FDIC, the Federal Reserve and the SEC, issued a proposed rule which, among other things, would require certain executive officers of covered financial institutions with total consolidated assets of $50 billion or more, such as ours, to defer at least 50% of their annual incentive-based compensation for a minimum of three years. The comment period on the proposed rule closed May 31, 2011.

Resolution Plans and Credit Exposure Reports Proposal

On March 29, 2011, the FDIC and the Federal Reserve issued a joint proposed rule for certain organizations, which include bank holding companies with consolidated assets of $50 billion or more (“covered companies”), to file and report resolution plans and credit exposure reports as required by the Dodd-Frank Act.

In the proposed rule, covered companies must report periodically their resolution plans and credit exposures of and to other significant covered companies. In doing so, the company must provide an executive summary, a strategic analysis of the plan’s components, a description of the covered company’s corporate governance structure for resolution planning, information regarding the covered company’s overall organization structure and related information, information regarding the covered company’s management information systems, a description of interconnections and interdependencies among the covered company and its material entities, and supervisory and regulatory information. Resolution plans are to be submitted within 180 days of the effective date of a final regulation and within 90 days after the end of each subsequent calendar year or within 45 days after a material event. Also, on a quarterly basis, covered companies must report the nature and extent of credit exposures. Credit exposure reports are to be filed within 30 days after the end of each calendar quarter. The comment period on the proposed rule closed June 10, 2011.

Annual Capital Plan Proposal

In June 2011, the Federal Reserve System proposed amendments to Regulation Y to require large bank holding companies to submit capital plans to the Federal Reserve on an annual basis and to require such bank holding companies to provide prior notice to the Federal Reserve before making capital distributions. This proposal would affect top-tier bank holding companies with assets of $50 billion or more. According to the proposal, the Board of Directors of affected institutions would be required to review and approve capital plans annually before submitting them to the Federal Reserve. The Federal Reserve’s review would include evaluating the proposed capital distributions, such as increasing dividend payments or repurchasing or redeeming stock. If the Federal Reserve rejects a capital plan, a bank would be required to receive approval from the Federal Reserve before making capital distributions. The proposal, which is not mandated under the Dodd-Frank Act, includes a requirement to maintain capital reserves at 5% of assets until 2016. Comments on this proposal were due to the Federal Reserve by Aug. 5, 2011.

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

56    BNY Mellon

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

We have implemented the Basel II Standardized Approach in the United Kingdom, Belgium, Luxembourg and Ireland. In the U.S., BNY Mellon began the Basel II parallel run in the second quarter of 2010. Our capital models are currently with the Federal Reserve for their approval. Under Basel II guidelines, our risk-weighted assets for credit risk exposures are expected to decline. However, we expect the Basel II requirement that operational risk be included in risk-weighted assets will more than offset the decline in credit exposure. Under Basel I, securitizations that fall below investment grade are included in risk-weighted assets. Under Basel II, securitizations that fall below investment grade are deducted 50% from Tier 1 and 50% from total capital.

Based on our current estimates for Basel II at June 30, 2011, our Tier 1 and Total capital ratios would have exceeded well-capitalized guidelines.

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

Under the Dodd-Frank Act, for systemically important banks, including BNY Mellon, the Federal Reserve may increase the capital buffer. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. These capital rules are subject to interpretation and implementation by U.S. regulatory authorities. On June 25, 2011, the oversight body of the Basel Committee on Banking Supervision agreed on a consultative document recommending additional capital requirements for global systemically important banks (“G-SIB”). This would result in an additional Tier 1 capital add-on of 1% to 3.5%. It has not been determined whether BNY Mellon will be subject to these proposed rules.

Under Basel III, certain items, to the extent they exceed 10% of Tier 1 capital individually, or 15% of Tier 1 capital in the aggregate, would be deducted from our capital. These items include:

•	Deferred tax assets that arise from timing differences; and

BNY Mellon    57

•	Significant investments in unconsolidated financial institutions.

At June 30, 2011, BNY Mellon did not exceed the 15% threshold, but we exceeded the 10% threshold for significant investments in unconsolidated financial institutions by approximately $340 million.

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

Given that the Basel III rules are subject to change, we cannot be certain of the impact the new regulations will have on our capital ratios. However, given our balance sheet strength and ongoing internal capital generation, we currently estimate that our Tier 1 common ratio, under Basel III guidelines, will be above 7% by Dec. 31, 2011. Given the strength of our balance sheet and ability to rapidly generate capital, we do not anticipate accelerating our timeline to meet the proposed Basel III capital guidelines.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, even though a leverage requirement has not been an international standard in the past, the U.S. banking agencies’ capital regulations do require bank holding companies and banks to comply with a minimum leverage ratio requirement (Basel III will impose a leverage requirement as an international standard). The Federal Reserve Board’s existing leverage ratio for bank holding companies is that the bank holding company maintain a ratio of Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. Also, the rules indicate that the Federal Reserve Board will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total average assets (excluding intangibles). At June 30, 2011, BNY Mellon’s leverage ratio was 5.8% and the leverage ratio of The Bank of New York Mellon was 5.3%.

Beginning in July 2011, our financial holding company (“FHC”) status will also depend upon BNY Mellon maintaining its status as “well capitalized” under applicable Federal Reserve Board regulations. An FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies without FHC status or to continue such activities. Currently, we meet these requirements.

Establishment of a Risk-Based Capital Floor

On June 14, 2011, the federal banking regulatory agencies adopted a final rule that establishes a floor for the risk-based capital requirements applicable to the largest, internationally active banking organizations. The rule implements one of the requirements of Section 171 of the Dodd-Frank Act. Generally, the impact of this rule is that the banking agencies’ Basel I-based capital requirements applicable to banks, as in effect from time-to-time, will act as a floor on risk-based capital required to be maintained by bank holding companies as well as by larger banking organizations, including BNY Mellon, that are subject to Basel II.

58    BNY Mellon

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

In May 2011, the SEC published a staff paper, “Exploring a Possible Method of Incorporation,” that presents a possible framework for incorporating IFRS into the U.S. financial reporting system. In the staff paper, the SEC staff elaborates on an approach that combines elements of convergence and endorsement. This approach would establish an endorsement protocol for the FASB to incorporate newly issued or amended IFRS into U.S. GAAP. During a transition period (e.g., five to seven years), differences between IFRS and U.S. GAAP would be potentially eliminated through ongoing FASB standard setting.

This is one of several approaches to incorporate IFRS into the U.S. financial reporting system. The SEC has not yet decided whether to move ahead with incorporation. Comments on the framework and on any other potential approaches to incorporating IFRS were due by July 31, 2011.

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. Such countries include Belgium, Brazil, the Netherlands, Australia and Hong Kong. Other countries that have established an IFRS conversion time frame which will affect our statutory reporting include Canada (2011), South Korea (2011), Argentina (2012), the United Kingdom (2014), Ireland (2014) and Taiwan (2013).

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

BNY Mellon    59

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

60    BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Six months ended
(in millions)	June 30, 2011	March 31, 2011	June 30, 2010 (a)	June 30, 2011	June 30, 2010 (a)
Fee and other revenue
Investment services fees:
Asset servicing	$980	$923	$668	$1,903	$1,305
Issuer services	365	351	354	716	687
Clearing services	292	292	245	584	475
Treasury services	127	128	125	255	256
Total investment services fees	1,764	1,694	1,392	3,458	2,723
Investment management and performance fees	779	764	686	1,543	1,372
Foreign exchange and other trading revenue	222	198	220	420	482
Distribution and servicing	49	53	51	102	99
Financing-related fees	49	43	48	92	98
Investment income	71	67	72	138	180
Other	74	14	73	88	110
Total fee revenue	3,008	2,833	2,542	5,841	5,064
Net securities gains (losses) – including other-than-temporary-impairment	54	(22)	10	32	(2)
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	6	(27)	(3)	(21)	(22)
Net securities gains	48	5	13	53	20
Total fee and other revenue	3,056	2,838	2,555	5,894	5,084
Operations of consolidated investment management funds
Investment income	171	222	188	393	343
Interest of investment management fund note holders	108	112	123	220	213
Income of consolidated investment management funds	63	110	65	173	130
Net interest revenue
Interest revenue	926	867	862	1,793	1,745
Interest expense	195	169	140	364	258
Net interest revenue	731	698	722	1,429	1,487
Provision for credit losses	-	-	20	-	55
Net interest revenue after provision for credit losses	731	698	702	1,429	1,432
Noninterest expense
Staff	1,463	1,424	1,234	2,887	2,454
Professional, legal and other purchased services	301	283	256	584	497
Net occupancy	161	153	143	314	280
Software	121	122	91	243	185
Distribution and servicing	109	111	90	220	179
Sub-custodian	88	68	65	156	117
Furniture and equipment	82	84	71	166	146
Business development	73	56	68	129	120
Other	292	277	201	569	551
Subtotal	2,690	2,578	2,219	5,268	4,529
Amortization of intangible assets	108	108	98	216	195
Restructuring charges	(7)	(6)	(15)	(13)	(8)
Merger and integration expenses	25	17	14	42	40
Total noninterest expense	2,816	2,697	2,316	5,513	4,756
Income
Income from continuing operations before income taxes	1,034	949	1,006	1,983	1,890
Provision for income taxes	277	279	304	556	562
Net income from continuing operations	757	670	702	1,427	1,328
Discontinued operations:
Loss from discontinued operations	-	-	(16)	-	(86)
Benefit for income taxes	-	-	(6)	-	(34)
Net loss from discontinued operations	-	-	(10)	-	(52)
Net income	757	670	692	1,427	1,276
Net (income) attributable to noncontrolling interests (includes $(21), $(44), $(33), $(65) and $(57) related to consolidated investment management funds)	(22)	(45)	(34)	(67)	(59)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$735	$625	$658	$1,360	$1,217

BNY Mellon    61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Reconciliation of net income from continuing operations applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income from continuing operations	$757	$670	$702	$1,427	$1,328
Net (income) loss attributable to noncontrolling interests	(22)	(45)	(34)	(67)	(59)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	735	625	668	1,360	1,269
Net loss from discontinued operations	-	-	(10)	-	(52)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	735	625	658	1,360	1,217
Less: Earnings allocated to participating securities	8	6	7	14	12
Excess of redeemable value over the fair value of noncontrolling interests	-	6	-	6	-
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per share	$727	$613	$651	$1,340	$1,205

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic	1,230,406	1,234,076	1,204,557	1,232,232	1,203,554
Common stock equivalents	9,318	10,778	10,314	10,138	10,175
Participating securities	(6,014)	(6,570)	(6,041)	(6,354)	(6,151)
Diluted	1,233,710	1,238,284	1,208,830	1,236,016	1,207,578

Anti-dilutive securities (b)	88,938	79,555	93,012	86,988	88,026

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (c) (in dollars)	Quarter ended			Six months ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic:
Net income from continuing operations	$0.59	$0.50	$0.55	$1.09	$1.04
Net loss from discontinued operations	-	-	(0.01)	-	(0.04)
Net income applicable to common stock	$0.59	$0.50	$0.54	$1.09	$1.00
Diluted:
Net income from continuing operations	$0.59	$0.50	$0.55	$1.08	$1.04
Net loss from discontinued operations	-	-	(0.01)	-	(0.04)
Net income applicable to common stock	$0.59	$0.50	$0.54	$1.08	$1.00

(a)	During the first quarter of 2011, BNY Mellon realigned its internal reporting structure. See Note 1—Organization of our business on page 66 for additional information.
(b)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(c)	Basic and diluted earnings per share under the two-class method are determined on the net income reported on the income statement less earnings allocated to participating securities, and the excess of redeemable value over the fair value of noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

62 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2011	Dec. 31, 2010
Assets
Cash and due from:
Banks	$5,560	$3,675
Interest-bearing deposits with the Federal Reserve and other central banks	56,478	18,549
Interest-bearing deposits with banks	60,232	50,200
Federal funds sold and securities purchased under resale agreements	5,049	5,169
Securities:
Held-to-maturity (fair value of $4,090 and $3,657)	4,082	3,655
Available-for-sale	64,475	62,652
Total securities	68,557	66,307
Trading assets	6,728	6,276
Loans	42,147	37,808
Allowance for loan losses	(441)	(498)
Net loans	41,706	37,310
Premises and equipment	1,729	1,693
Accrued interest receivable	628	508
Goodwill	18,191	18,042
Intangible assets	5,514	5,696
Other assets (includes $1,063 and $1,075, at fair value)	20,801	18,790
Assets of discontinued operations	-	278
Subtotal assets of operations	291,173	232,493
Assets of consolidated investment management funds, at fair value:
Trading assets	12,704	14,121
Other assets	829	645
Subtotal assets of consolidated investment management funds, at fair value	13,533	14,766
Total assets	$304,706	$247,259
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$68,642	$38,703
Interest-bearing deposits in U.S. offices	44,306	37,937
Interest-bearing deposits in Non-U.S. offices	85,005	68,699
Total deposits	197,953	145,339
Federal funds purchased and securities sold under repurchase agreements	7,572	5,602
Trading liabilities	6,879	6,911
Payables to customers and broker-dealers	11,512	9,962
Commercial paper	36	10
Other borrowed funds	2,337	2,858
Accrued taxes and other expenses	6,053	6,164
Other liabilities (includes allowance for lending related commitments of $94 and $73, also includes $629 and $590, at fair value)	8,550	7,176
Long-term debt (includes $268 and $269, at fair value)	17,004	16,517
Subtotal liabilities of operations	257,896	200,539
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	12,084	13,561
Other liabilities	3	2
Subtotal liabilities of consolidated investment management funds, at fair value	12,087	13,563
Total liabilities	269,983	214,102
Temporary equity
Redeemable noncontrolling interest	117	92
Permanent equity
Common stock – par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,247,744,471 and 1,244,608,989 common shares	12	12
Additional paid-in capital	23,038	22,885
Retained earnings	11,977	10,898
Accumulated other comprehensive loss, net of tax	(751)	(1,355)
Less: Treasury stock of 15,053,065 and 3,078,794 common shares, at cost	(425)	(86)
Total The Bank of New York Mellon Corporation shareholders’ equity	33,851	32,354
Non-redeemable noncontrolling interests	-	12
Non-redeemable noncontrolling interests of consolidated investment management funds	755	699
Total permanent equity	34,606	33,065
Total liabilities, temporary equity and permanent equity	$304,706	$247,259

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2011	2010
Operating activities
Net income	$1,427	$1,276
Net income attributable to noncontrolling interests	(67)	(59)
Net loss from discontinued operations	-	(52)
Income from continuing operations attributable to The Bank of New York Mellon Corporation	1,360	1,269
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	-	55
Pension plan contribution	(13)	-
Depreciation and amortization	366	257
Deferred tax expense (benefit)	251	(39)
Net securities gains and venture capital income	(74)	(31)
Change in trading activities	36	(1,785)
Change in accruals and other, net	(929)	132
Net cash provided by (used for) operating activities	997	(142)
Investing activities
Change in interest-bearing deposits with banks	(8,684)	(720)
Change in interest-bearing deposits with Federal Reserve and other central banks	(37,729)	(14,217)
Change in margin loans	(2,712)	(944)
Purchases of securities held-to-maturity	(833)	(13)
Paydowns of securities held-to-maturity	99	135
Maturities of securities held-to-maturity	505	124
Purchases of securities available-for-sale	(12,885)	(5,460)
Sales of securities available-for-sale	5,315	3,495
Paydowns of securities available-for-sale	4,451	3,496
Maturities of securities available-for-sale	2,774	1,124
Net principal (disbursed to) received from loans to customers	(1,990)	15
Sales of loans and other real estate	362	366
Change in federal funds sold and securities purchased under resale agreements	120	(918)
Change in seed capital investments	228	(193)
Purchases of premises and equipment/capitalized software	(367)	(82)
Acquisitions, net cash	(20)	(115)
Dispositions, net cash	-	133
Proceeds from the sale of premises and equipment	5	6
Other, net	(663)	(577)
Net cash (used for) investing activities	(52,024)	(14,345)
Financing activities
Change in deposits	50,576	14,420
Change in federal funds purchased and securities sold under repurchase agreements	1,970	(636)
Change in payables to customers and broker-dealers	1,550	(521)
Change in other funds borrowed	(1,084)	2,411
Change in commercial paper	26	(5)
Net proceeds from the issuance of long-term debt	1,199	650
Repayments of long-term debt	(748)	(1,764)
Proceeds from the exercise of stock options	16	23
Issuance of common stock	12	10
Tax benefit realized on share-based payment awards	2	-
Treasury stock acquired	(333)	(24)
Common cash dividends paid	(274)	(219)
Other, net	(12)	-
Net cash provided by financing activities	52,900	14,345
Effect of exchange rate changes on cash	12	(21)
Change in cash and due from banks
Change in cash and due from banks	1,885	(163)
Cash and due from banks at beginning of period	3,675	3,732
Cash and due from banks at end of period	$5,560	$3,569
Supplemental disclosures
Interest paid	$347	$229
Income taxes paid	249	246
Income taxes refunded	168	188

See accompanying Notes to Consolidated Financial Statements.

64    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders					Non- redeemable non- controlling interest	Non- redeemable non- controlling interest of consolidated investment management funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2010	$12	$22,885	$10,898	$(1,355)	$(86)	$12	$699	$33,065 (a)	$92
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	-	21
Redemption of subsidiary shares from noncontrolling interests	-	2	-	-	-	-	-	2	(2)
Other net changes in noncontrolling interests	-	11	(6)	-	-	(12)	(67)	(74)	2
Consolidation of investment management funds	-	-	-	-	-	-	7	7	-
Comprehensive income:
Net income	-	-	1,360	-	-	-	65	1,425	2
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale	-	-	-	294	-	-	-	294	-
Employee benefit plans:
Pensions	-	-	-	32	-	-	-	32	-
Other post-retirement benefits	-	-	-	2	-	-	-	2	-
Foreign currency translation adjustments	-	-	-	306	-	-	51	357	2
Net unrealized gain (loss) on cash flow hedges	-	-	-	(1)	-	-	-	(1)	-
Reclassification adjustment/other (b)	-	-	-	(29)	-	-	-	(29)	-
Total comprehensive income	-	-	1,360	604	-	-	116	2,080 (c)	4
Dividends on common stock at $0.22 per share	-	-	(274)	-	-	-	-	(274)	-
Repurchase of common stock	-	-	-	-	(333)	-	-	(333)	-
Common stock issued under:
Employee benefit plans	-	16	-	-	1	-	-	17	-
Direct stock purchase and dividend reinvestment plan	-	9	-	-	-	-	-	9	-
Stock awards and options exercised	-	115	(1)	-	(7)	-	-	107	-
Balance at June 30, 2011	$12	$23,038	$11,977	$(751)	$(425)	$-	$755	$34,606 (a)	$117

(a)	Includes total The Bank of New York Mellon common shareholders’ equity of $32,354 million at Dec. 31, 2010 and $33,851 million at June 30, 2011.
(b)	Includes $(30) million (after-tax) related to net securities gains.
(c)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders totaled $1,964 million for the six months ended June 30, 2011 and $1,505 million for the six months ended June 30, 2010.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    65

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

Organization of our businesses

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The credit-related activities previously included in the Treasury Services business, are now included in the Other segment. Fee revenue classifications in the income statement were changed in the first quarter of 2011 to reflect this realignment as follows:

•	Investment management and performance fees consist of the former asset and wealth management fee revenue; and

•	Investment services fees consist of the former securities servicing fees, including asset servicing, issuer services, clearing services, as well as treasury services fee revenue.

All prior periods were reclassified. The reclassifications did not affect the results of operations.

Note 2 – Accounting changes and new accounting guidance

Adoption of new accounting standards

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

66    BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Note 3 – Acquisitions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $8 million in the second quarter of 2011.

At June 30, 2011, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $8 million to $42 million over the next three years.

None of the potential contingent additional consideration was recorded as goodwill at June 30, 2011.

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

On Aug. 2, 2010, we acquired BAS for cash of EUR281 million (US $370 million). This transaction included the purchase of Frankfurter Service Kapitalanlage – Gesellschaft mbH (“FSKAG”), a wholly-owned fund administration affiliate. The combined business offers a full range of tailored solutions for investment companies, financial institutions and institutional investors in Germany. Assets acquired totaled approximately EUR2.7 billion (US $3.6 billion) and primarily consisted of securities of approximately EUR1.9 billion (US $2.6 billion). Liabilities assumed totaled approximately EUR2.6 billion (US $3.4 billion) and primarily consisted of deposits of EUR 1.7 billion (US $2.3 billion). Goodwill related to this acquisition of $272 million is tax deductible and is included in our Investment Services business. Customer contract intangible assets related to this acquisition are included in our Investment Services business, with a life of 10 years, and totaled $40 million.

On Sept. 1, 2010, we completed the acquisition of I(3) Advisors of Toronto, an independent wealth advisory company with more than C$3.8 billion in assets under advisement at acquisition, for cash of C$22.2 million (US $21.1 million). Goodwill related to this acquisition is included in our Investment Management business and totaled $8 million and is non-tax deductible. Customer relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of 33 years, and totaled $10 million.

Note 4 – Discontinued operations

On Jan. 15, 2010, we sold MUNB, our former national bank subsidiary located in Florida. We applied discontinued operations accounting to this business. Certain loans were not sold as part of the MUNB transaction and are held-for-sale. Effective Jan. 1, 2011, we reclassified the remaining assets of discontinued operations to continuing operations. Loans, at fair value of $189 million at June 30, 2011, are included in other assets on the balance sheet. These loans are recorded at the lower of cost or market. In the second quarter and first six months of 2011, we recorded $58 million and $71 million, respectively, primarily related to valuation changes on loans held-for-sale. The income statements for the three and six months ended June 30, 2010

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

included in this Form 10-Q are presented on a continuing operations basis.

Note 5 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2011 and Dec. 31, 2010.

Securities at June 30, 2011	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$12,722	$136	$36	$12,822
U.S. Government agencies	1,099	12	-	1,111
State and political subdivisions	1,210	15	53	1,172
Agency RMBS	18,057	489	7	18,539
Alt-A RMBS	385	23	42	366
Prime RMBS	1,135	3	69	1,069
Subprime RMBS	642	2	171	473
Other RMBS	1,528	1	260	1,269
Commercial MBS	2,503	80	82	2,501
Asset-backed CLOs	1,144	5	10	1,139
Other asset-backed securities	1,040	9	9	1,040
Foreign covered bonds	2,976	8	19	2,965
Other debt securities	14,516	138	51	14,603	(a)
Equity securities	32	12	-	44
Money market funds	1,352	-	-	1,352
Alt-A RMBS (b)	1,908	371	24	2,255
Prime RMBS (b)	1,380	242	5	1,617
Subprime RMBS (b)	121	17	-	138
Total securities available-for-sale	63,750	1,563	838	64,475
Held-to-maturity:
U.S. Treasury	465	3	-	468
State and political subdivisions	112	3	-	115
Agency RMBS	710	34	1	743
Alt-A RMBS	187	5	16	176
Prime RMBS	132	1	6	127
Subprime RMBS	28	-	2	26
Other RMBS	2,412	72	84	2,400
Commercial MBS	33	-	1	32
Other securities	3	-	-	3
Total securities held-to-maturity	4,082	118	110	4,090
Total securities	$67,832	$1,681	$948	$68,565
(a)	Includes $12.8 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Securities at Dec. 31, 2010	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$12,650	$97	$138	$12,609
U.S. Government agencies	1,007	2	4	1,005
State and political subdivisions	559	4	55	508
Agency RMBS	19,383	387	43	19,727
Alt-A RMBS	475	34	39	470
Prime RMBS	1,305	8	86	1,227
Subprime RMBS	696	-	188	508
Other RMBS	1,665	1	335	1,331
Commercial MBS	2,650	89	100	2,639
Asset-backed CLOs	263	-	14	249
Other asset-backed securities	532	9	2	539
Foreign covered bonds	2,884	-	16	2,868
Other debt securities	11,800	148	57	11,891	(a)
Equity securities	36	11	-	47
Money market funds	2,538	-	-	2,538
Alt-A RMBS (b)	2,164	364	15	2,513
Prime RMBS (b)	1,626	205	6	1,825
Subprime RMBS (b)	128	30	-	158
Total securities available-for-sale	62,361	1,389	1,098	62,652
Held-to-maturity:
State and political subdivisions	119	2	-	121
Agency RMBS	397	33	-	430
Alt-A RMBS	215	5	19	201
Prime RMBS	149	2	5	146
Subprime RMBS	28	-	3	25
Other RMBS	2,709	69	81	2,697
Commercial MBS	34	-	1	33
Other securities	4	-	-	4
Total securities held-to-maturity	3,655	111	109	3,657
Total securities	$66,016	$1,500	$1,207	$66,309
(a)	Includes $11.0 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust.

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are as follows:

Securities by contractual maturity at June 30, 2011	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$5,848	$5,909	$3	$3
Due after one year through five years	20,225	20,374	1	1
Due after five years through ten years	5,719	5,718	334	337
Due after ten years	731	672	242	245
Mortgage-backed securities	27,659	28,227	3,502	3,504
Asset-backed securities	2,184	2,179	-	-
Equity	1,384	1,396	-	-
Total securities	$63,750	$64,475	$4,082	$4,090

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Net securities gains (in millions)	2Q11	1Q11	2Q10	YTD11	YTD10
Realized gross gains	$67	$19	$19	$86	$33
Realized gross losses	(11)	(9)	(5)	(20)	(5)
Recognized gross impairments	(8)	(5)	(1)	(13)	(8)
Total net securities gains	$48	$5	$13	$53	$20

Temporarily impaired securities

At June 30, 2011, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for greater than 12 months.

Temporarily impaired securities at June 30, 2011 (in millions)	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$3,500	$36	$-	$-	$3,500	$36
State and political subdivisions	239	2	193	51	432	53
Agency RMBS	1,521	6	172	1	1,693	7
Alt-A RMBS	120	6	90	36	210	42
Prime RMBS	417	12	533	57	950	69
Subprime RMBS	4	-	449	171	453	171
Other RMBS	6	4	1,258	256	1,264	260
Commercial MBS	103	1	565	81	668	82
Asset-backed CLOs	-	-	275	10	275	10
Other asset-backed securities	540	8	20	1	560	9
Foreign covered bonds	2,294	19	-	-	2,294	19
Other debt securities	3,339	33	61	18	3,400	51
Alt-A RMBS (b)	320	24	-	-	320	24
Prime RMBS (b)	306	5	-	-	306	5
Total securities available-for-sale	$12,709	$156	$3,616	$682	$16,325	$838
Held-to-maturity:
Agency RMBS	$85	$1	$-	$-	$85	$1
Alt-A RMBS	56	1	65	15	121	16
Prime RMBS	-	-	64	6	64	6
Subprime RMBS	-	-	25	2	25	2
Other RMBS	109	3	697	81	806	84
Commercial MBS	-	-	32	1	32	1
Total securities held-to-maturity	$250	$5	$883	$105	$1,133	$110
Total temporarily impaired securities	$12,959	$161	$4,499	$787	$17,458	$948	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2010	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,519	$138	$-	$-	$6,519	$138
U.S. Government agencies	489	4	-	-	489	4
State and political subdivisions	210	39	122	16	332	55
Agency RMBS	5,079	42	206	1	5,285	43
Alt-A RMBS	55	3	104	36	159	39
Prime RMBS	315	13	739	73	1,054	86
Subprime RMBS	3	-	484	188	487	188
Other RMBS	49	17	1,275	318	1,324	335
Commercial MBS	28	1	536	99	564	100
Asset-backed CLOs	-	-	249	14	249	14
Other asset-backed securities	1	-	32	2	33	2
Foreign covered bonds	2,553	16	-	-	2,553	16
Other debt securities	1,068	37	61	20	1,129	57
Alt-A RMBS (b)	196	15	-	-	196	15
Prime RMBS (b)	139	6	-	-	139	6
Total securities available-for-sale	$16,704	$331	$3,808	$767	$20,512	$1,098
Held-to-maturity:
Alt-A RMBS	$18	$-	$108	$19	$126	$19
Prime RMBS	-	-	73	5	73	5
Subprime RMBS	-	-	25	3	25	3
Other RMBS	315	5	614	76	929	81
Commercial MBS	-	-	33	1	33	1
Total securities held-to-maturity	$333	$5	$853	$104	$1,186	$109
Total temporarily impaired securities	$17,037	$336	$4,661	$871	$21,698	$1,207	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust.

Other-than-temporary impairment

We routinely conduct periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether an OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are non-agency RMBS. For each non-agency RMBS in the investment portfolio, an extensive, regular review is conducted to determine if an OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on non-agency RMBS is other-than-temporary. The most significant inputs are:

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and 2005 non-agency RMBS at June 30, 2011 and Dec. 31, 2010.

Projected weighted-average default rates and severities
	June 30, 2011		Dec. 31, 2010
	Default Rate	Severity	Default Rate	Severity
Alt-A	41%	51%	42%	49%
Subprime	63%	71%	68%	65%
Prime	20%	41%	20%	42%

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Furthermore, for certain debt securities that have no debt rating at acquisition and are beneficial interests in securitized financial assets under ASC 325, OTTI occurs when we determine that there has been an adverse change in cash flows and the present value of those remaining cash flows is less than the present value of the remaining cash flows estimated at the security’s acquisition date (or last estimated cash flow revision date).

In the second quarter of 2011, $1.8 billion of U.S. Treasury securities were sold at a gain of $41 million and collateralized loan obligations were sold at a gain of $17 million. These gains were partially offset by losses of $11 million on the sale of $63 million of European floating rate notes and $8 million of impairment charges on subprime, Alt-A RMBS and European floating rate notes. The following table provides pre-tax securities gains (losses) by type.

Net securities gains				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
U.S. Treasury	$41	$-	$-	$41	$-
Agency RMBS	8	-	-	8	-
Alt-A RMBS	(1)	5	(6)	4	(13)
Prime RMBS	-	9	-	9	-
Subprime RMBS	(6)	(6)	-	(12)	-
European floating rate notes	(12)	(3)	-	(15)	-
Other	18	-	19	18	33
Net securities gains	$48	$5	$13	$53	$20

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

Debt securities credit loss roll forward
(in millions)		2Q11	2Q10
Beginning balance as of March 31		$183	$181
Add:	Initial OTTI credit losses	7	-
	Subsequent OTTI credit losses	1	1
Less:	Realized losses for securities sold / consolidated	4	-
Ending balance as of June 30		$187	$182

Debt securities credit loss roll forward		Year-to-date
(in millions)		2011	2010
Beginning balance as of Jan. 1		$182	$244
Add:	Initial OTTI credit losses	9	6
	Subsequent OTTI credit losses	4	2
Less:	Realized losses for securities sold / consolidated	8	70
Ending balance as of June 30		$187	$182

Note 6 – Loans and asset quality

Our loan portfolio is comprised of three portfolio segments: commercial, lease financing and mortgages. We manage our portfolio at the class level which is comprised of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages, and other residential mortgages. The following tables are presented for each class of financing receivable, and provide additional information about our credit risks and the adequacy of our allowance for credit losses.

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at June 30, 2011 and Dec. 31, 2010.

Loans (in millions)	June 30, 2011	Dec. 31, 2010
Domestic:
Financial institutions	$5,509	$4,630
Commercial	854	1,250
Wealth management loans and mortgages	6,818	6,506
Commercial real estate	1,471	1,592
Lease financings (a)	1,562	1,605
Other residential mortgages	2,080	2,079
Overdrafts	4,629	4,524
Other	597	771
Margin loans	9,520	6,810
Total domestic	33,040	29,767
Foreign:
Financial institutions	5,058	4,626
Commercial	401	345
Lease financings (a)	1,221	1,545
Other (primarily overdrafts)	2,427	1,525
Total foreign	9,107	8,041
Total loans	$42,147	$37,808
(a)	Includes unearned income on domestic and foreign lease financings of $1,448 million at June 30, 2011 and $2,036 million at Dec. 31, 2010.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

In the second quarter of 2011, we implemented an enhanced methodology for determining the allowance for credit losses by adding a qualitative allowance framework. Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio.

The three elements of the allowance for loan losses and the allowance for lending related commitments include the qualitative allowance framework. The three elements are:

•	an allowance for impaired credits (nonaccrual loans over $1 million);
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended June 30, 2011
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign (b)	Total
Beginning balance	$100	$34	$17	$93	$29	$213	$2		$66	$554
Charge-offs	(4)	(1)	(1)	-	-	(9)	-		(6)	(21)
Recoveries	1	-	1	-	-	-	-		-	2
Net (charge-offs) recoveries	(3)	(1)	-	-	-	(9)	-		(6)	(19)
Provision	(1)	(6)	7	(2)	2	(4)	(2)		6	-
Ending balance	$96	$27	$24	$91	$31	$200	$-		$66	$535
Allowance for:
Loans losses	$42	$21	$4	$91	$25	$200	$-		$58	$441
Unfunded commitments	54	6	20	-	6	-	-		8	94

Individually evaluated for impairment:
Loan balance	$31	$28	$3	$-	$28	$-	$-		$13	$103
Allowance for loan losses	13	3	-	-	5	-	-		6	27

Collectively evaluated for impairment:
Loan balance	$823	$1,443	$5,506	$1,562	$6,790	$2,080	$14,746	(a)	$9,094	$42,044
Allowance for loan losses	29	18	4	91	20	200	-		52	414
(a)	Includes $4,629 million of domestic overdrafts, $9,520 million of margin loans and $597 million of other loans at June 30, 2011.
(b)	Includes $2,427 million of other foreign loans (primarily overdrafts) at June 30, 2011.

Allowance for credit losses activity for the quarter ended March 31, 2011
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign (b)	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1		$60	$571
Charge-offs	-	(3)	-	-	-	(16)	-		-	(19)
Recoveries	1	-	1	-	-	-	-		-	2
Net (charge-offs) recoveries	1	(3)	1	-	-	(16)	-		-	(17)
Provision	6	(3)	5	3	(12)	(6)	1		6	-
Ending balance	$100	$34	$17	$93	$29	$213	$2		$66	$554
Allowance for:
Loans losses	$49	$24	$3	$93	$23	$213	$2		$60	$467
Unfunded commitments	51	10	14	-	6	-	-		6	87

Individually evaluated for impairment:
Loan balance	$30	$36	$4	$-	$52	$-	$-		$7	$129
Allowance for loan losses	10	5	-	-	5	-	-		2	22

Collectively evaluated for impairment:
Loan balance	$1,091	$1,542	$4,425	$1,579	$6,609	$2,128	$13,202	(a)	$9,307	$39,883
Allowance for loan losses	39	19	3	93	18	213	2		58	445
(a)	Includes $3,381 million of domestic overdraft, $9,369 million of margin loans and $452 million of other loans at March 31, 2011. In order to conform with current period presentations, certain broker-dealer loans were reclassified to margin loans from financial institutions for the period ended March 31, 2011.
(b)	Includes $2,400 million of other foreign loans (primarily overdrafts) at March 31, 2011.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2010
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign (b)	Total
Beginning balance	$150	$53	$55	$91	$34	$200	$-		$55	$638
Charge-offs	-	(1)	(1)	-	(1)	(10)	-		-	(13)
Recoveries	-	-	-	-	-	-	-		-	-
Net (charge-offs) recoveries	-	(1)	(1)	-	(1)	(10)	-		-	(13)
Provision	(3)	(6)	(18)	3	6	37	1		-	20
Ending balance	$147	$46	$36	$94	$39	$227	$1		$55	$645
Allowance for:
Loans losses	$91	$30	$20	$94	$36	$227	$1		$43	$542
Unfunded commitments	56	16	16	-	3	-	-		12	103

Individually evaluated for impairment:
Loan balance	$40	$48	$12	$-	$57	$-	$-		$7	$164
Allowance for loan losses	10	9	1	-	3	-	-		2	25

Collectively evaluated for impairment:
Loan balance	$1,924	$1,927	$4,277	$1,675	$6,140	$2,182	$9,557	(a)	$9,301	$36,983
Allowance for loan losses	81	21	19	94	33	227	1		41	517
(a)	Includes $3,322 million of domestic overdrafts, $5,602 million of margin loans and $633 million of other loans at June 30, 2010.
(b)	Includes $2,582 million of other foreign loans (primarily overdrafts) at June 30, 2010.

Allowance for credit losses activity for the six months ended June 30, 2011
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1	$60	$571
Charge-offs	(4)	(4)	(1)	-	-	(25)	-	(6)	(40)
Recoveries	2	-	2	-	-	-	-	-	4
Net (charge-offs) recoveries	(2)	(4)	1	-	-	(25)	-	(6)	(36)
Provision	5	(9)	12	1	(10)	(10)	(1)	12	-
Ending balance	$96	$27	$24	$91	$31	$200	$-	$66	$535

Allowance for credit losses activity for the six months ended June 30, 2010
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$155	$45	$76	$80	$58	$164	$-	$50	$628
Charge-offs	-	(6)	(21)	-	(1)	(22)	-	-	(50)
Recoveries	12	-	-	-	-	-	-	-	12
Net (charge-offs) recoveries	12	(6)	(21)	-	(1)	(22)	-	-	(38)
Provision	(20)	7	(19)	14	(18)	85	1	5	55
Ending balance	$147	$46	$36	$94	$39	$227	$1	$55	$645

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	June 30, 2011	March 31, 2011	Dec. 31, 2010
Loans:
Other residential mortgages	$236	$245	$244
Wealth management	31	56	59
Commercial	31	32	34
Commercial real estate	28	36	44
Foreign	13	7	7
Financial institutions	4	4	5
Total nonperforming loans	343	380	393
Other assets owned	8	6	6
Total nonperforming assets (a)	$351	$386	$399
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $216 million at June 30, 2011, $239 million at March 31, 2011 and $218 million at Dec. 31, 2010. These funds are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At June 30, 2011, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	2Q11	1Q11	2Q10	YTD11	YTD10
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$1	$-	$1	$1

Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$5	$5	$5	$10	$10

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	June 30, 2011		March 31, 2011		June 30,2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income	Recorded
(in millions)	investment	recognized	investment	recognized	Investment
Impaired loans with an allowance:
Commercial	$28	$-	$28	$-	$31
Commercial real estate	18	-	24	-	39
Financial institutions	4	-	4	-	12
Wealth management loans and mortgages	39	1	52	-	53
Foreign	10	-	7	-	7
Total impaired loans with an allowance	99	1	115	-	142
Impaired loans without an allowance:
Commercial	2	-	4	-	9
Commercial real estate	14	-	17	-	9
Wealth management loans and mortgages	2	-	1	-	4
Total impaired loans without an allowance (a)	18	-	22	-	22
Total impaired loans (b)	$117	$1	$137	$-	$164
Allowance for impaired loans					$25
Average balance of impaired loans					211
Interest income recognized on impaired loans					-

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	Excludes an aggregate of $3 million of impaired loans in amounts individually less than $1 million at June 30, 2011 and $4 million at both March 31, 2011 and June 30, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at June 30, 2011, March 31, 2011 and June 30, 2010.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Six months ended
	June 30, 2011		June 30, 2010
(in millions)	Average recorded investment	Interest income recognized
			Recorded
			Investment
Impaired loans with an allowance:
Commercial	$28	$-	$31
Commercial real estate	21	-	39
Financial institutions	4	-	12
Wealth management loans and mortgages	43	1	53
Foreign	9	-	7
Total impaired loans with an allowance	105	1	142
Impaired loans without an allowance:
Commercial	2	-	9
Commercial real estate	16	-	9
Wealth management loans and mortgages	1	-	4
Total impaired loans without an allowance (a)	19	-	22
Total impaired loans (b)	$124	$1	$164
Allowance for impaired loans			$25
Average balance of impaired loans			251
Interest income recognized on impaired loans			-
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	Excludes an aggregate of $3 million of impaired loans in amounts individually less than $1 million at June 30, 2011 and $4 million at June 30, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2011 and June 30, 2010.

Impaired loans	June 30, 2011			Dec. 31, 2010
(in millions)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Impaired loans with an allowance:
Commercial	$31	$35	$13	$30	$30	$10
Commercial real estate	15	20	3	25	39	9
Financial institutions	3	9	-	4	10	-
Wealth management loans and mortgages	25	25	5	52	52	5
Foreign	13	19	6	7	7	2
Total impaired loans with an allowance	87	108	27	118	138	26
Impaired loans without an allowance:
Commercial	-	-	-	2	6	-
Commercial real estate	13	13	-	19	19	-
Wealth management loans and mortgages	3	3	-	1	2	-
Total impaired loans without an allowance (a)	16	16	-	22	27	-
Total impaired loans (b)	$103	$124	$27	$140	$165	$26
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	Excludes an aggregate of $3 million of impaired loans in amounts individually less than $1 million at both June 30, 2011 and Dec. 31, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2011 and Dec. 31, 2010.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	June 30, 2011				Dec. 31, 2010
	Days past due			Total	Days past due			Total
(in millions)	30-59	60-89	>90	past due	30-59	60-89	>90	past due
Domestic:
Commercial real estate	$180	$14	$-	$194	$174	$-	$11	$185
Other residential mortgages	42	13	13	68	40	15	15	70
Wealth management loans and mortgages	27	12	2	41	62	4	6	72
Commercial	3	-	-	3	10	1	1	12
Financial institutions	-	-	-	-	10	1	-	11
Total domestic	252	39	15	306	296	21	33	350
Foreign	-	-	-	-	-	-	-	-
Total past due loans	$252	$39	$15	$306	$296	$21	$33	$350

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

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Investment grade	$855	$964	$969	$1,072	$9,232	$7,894
Noninvestment grade	400	631	502	520	1,335	1,362
Total	$1,255	$1,595	$1,471	$1,592	$10,567	$9,256

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	June 30, 2011	Dec. 31, 2010
Wealth management loans:
Investment grade	$3,127	$2,995
Noninvestment grade	113	170
Wealth management mortgages	3,578	3,341
Total	$6,818	$6,506

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ Investment Management Accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade, fixed income securities, equities and/or

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment-grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets, or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be of investment grade quality.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at June 30, 2011.

At June 30, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 25%; Massachusetts – 17%; California – 17%; Florida – 8%; and other – 33%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.1 billion at June 30, 2011. These loans are not typically correlated to external ratings. Included in this portfolio is $676 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average loan-to-value ratio of 76% and approximately 30% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $7,056 million at June 30, 2011 and $6,049 million at Dec. 31, 2010. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $9,520 million of secured margin loans on our balance sheet at June 30, 2011, compared with $6,810 million at Dec. 31, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

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

Note 7 – Goodwill and intangible assets

Goodwill

The level of goodwill increased in the first half of 2011, primarily due to foreign exchange translation on non-U.S. dollar denominated goodwill. Goodwill impairment testing is performed at least annually at the reporting unit level. The table below provides a breakdown of goodwill by business.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,643	$40	$18,042
Foreign exchange translation	64	82	-	146
Other (a)	7	(4)	-	3
Balance at June 30, 2011	$9,430	$8,721	$40	$18,191
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$9,312	$6,890	$47	$16,249
Acquisitions	-	13	-	13
Foreign exchange translation	(121)	(105)	(1)	(227)
Other (a)	84	(7)	(6)	71
Balance at June 30, 2010	$9,275	$6,791	$40	$16,106
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at June 30, 2011 compared with Dec. 31, 2010 resulted from amortization of intangible assets, partially offset by foreign exchange translation on non-U.S. dollar denominated intangible assets and the acquisition of customer contracts in the Investment Services business. Also, in the first half of 2011, we recorded $6 million in impairment charges to write-down the value of a software technology intangible to its fair value.

Amortization of intangible assets expense was $108 million in the second quarter of 2011, $108 million in the first quarter of 2011 and $98 million in the second quarter of 2010. The table below provides a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business
(in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,254	$850	$5,696
Acquisitions	-	12	-	12
Amortization	(108)	(107)	(1)	(216)
Foreign exchange translation	16	10	-	26
Impairment	-	(6)	-	(6)
Other (a)	-	2	-	2
Balance at June 30, 2011	$2,500	$2,165	$849	$5,514
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business
(in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$2,825	$1,911	$852	$5,588
Acquisitions	-	13	-	13
Amortization	(117)	(77)	(1)	(195)
Foreign exchange translation	(36)	(12)	-	(48)
Other (a)	-	(4)	-	(4)
Balance at June 30, 2010	$2,672	$1,831	$851	$5,354
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2011				Dec. 31, 2010
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships - Investment Management	$2,115	$(1,085)	$1,030	12 yrs.	$1,119
Customer contracts - Investment Services	2,553	(802)	1,751	14	1,830
Other intangibles	138	(92)	46	5	48
Total subject to amortization	4,806	(1,979)	2,827	13 yrs.	2,997
Not subject to amortization: (a)
Trade name	1,368	N/A	1,368	N/A	1,375
Customer relationships	1,319	N/A	1,319	N/A	1,314
Other intangibles	-	N/A	-	N/A	10
Total not subject to amortization	2,687	N/A	2,687	N/A	2,699
Total intangible assets	$7,493	$(1,979)	$5,514	N/A	$5,696
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2011	$430
2012	401
2013	350
2014	313
2015	280

Note 8 – Other assets

Other assets (in millions)	June 30, 2011	Dec. 31, 2010
Corporate/bank owned life insurance	$4,125	$4,071
Accounts receivable	3,886	3,506
Equity in joint ventures and other investments (a)	2,994	2,818
Income taxes receivable	2,862	2,826
Fails to deliver	1,764	1,428
Software	963	896
Prepaid expenses	923	834
Prepaid pension assets	799	732
Fair value of hedging derivatives	683	709
Due from customers on acceptances	383	424
Other	1,419	546
Total other assets	$20,801	$18,790
(a)	Includes Federal Reserve Bank stock of $402 million and $400 million, respectively, at cost.

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

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV – June 30, 2011
(dollar amounts in millions)	Fair Value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$22	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	138	27	N/A	N/A
Other funds (c)	57	-	Monthly-yearly	(c	)
Total	$217	$27

(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.

Note 9 – Net interest revenue

Net interest revenue	Quarter ended			Six months ended
(in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest revenue
Non-margin loans	$172	$171	$189	$343	$378
Margin loans	32	27	22	59	41
Securities:
Taxable	483	473	478	956	975
Exempt from federal income taxes	8	5	7	13	13
Total securities	491	478	485	969	988
Deposits in banks	182	147	127	329	269
Deposits with the Federal Reserve and other central banks	27	16	15	43	25
Federal funds sold and securities purchased under resale agreements	5	6	7	11	14
Trading assets	17	22	17	39	30
Total interest revenue	926	867	862	1,793	1,745
Interest expense
Deposits	106	67	43	173	82
Federal funds purchased and securities sold under repurchase agreements	2	1	2	3	3
Trading liabilities	4	8	6	12	9
Other borrowed funds	10	12	15	22	26
Customer payables	1	2	2	3	3
Long-term debt	72	79	72	151	135
Total interest expense	195	169	140	364	258
Net interest revenue	$731	$698	$722	$1,429	$1,487

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	June 30, 2011			March 31, 2011			June 30, 2010
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$8	$1	$16	$8	$1	$22	$7	$1
Interest cost	44	9	3	44	8	3	43	8	4
Expected return on assets	(71)	(11)	(2)	(70)	(11)	(2)	(76)	(9)	(2)
Other	23	4	2	23	4	2	14	2	2
Net periodic benefit cost (credit)	$12	$10	$4	$13	$9	$4	$3	$8	$5

Net periodic benefit cost (credit)	Six months ended
	June 30, 2011			June 30, 2010
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$32	$16	$2	$45	$14	$2
Interest cost	88	17	6	86	15	7
Expected return on assets	(141)	(22)	(4)	(152)	(18)	(4)
Other	46	8	4	28	5	4
Net periodic benefit cost (credit)	$25	$19	$8	$7	$16	$9

Note 11 – Restructuring charges

Global location strategy

BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving or eliminating approximately 2,600 positions. In 2009, we recorded an initial pre-tax restructuring charge of $139 million. In the second quarter of 2011, we recorded a recovery of $4 million associated with this strategy.

Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan.

Workforce reduction program

In 2008, we announced that, due to weakness in the global economy, we would reduce our workforce by an estimated 1,800 positions, and as a result, recorded a pre-tax restructuring charge of $181 million. We completed this program at Dec. 31, 2010. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. In the second quarter of 2011, we recorded a recovery of $3 million associated with this program.

The restructuring charges are recorded as a separate item on the income statement. The following tables present the activity in the restructuring reserves through June 30, 2011.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write- offs/other	Total
Original restructuring charge – December 2009	$102	$37	$139
Additional charges	23	6	29
Utilization	(61)	(24)	(85)
Balance at March 31, 2011	$64	$19	$83
Additional charges/(recovery)	(6)	2	(4)
Utilization	(12)	-	(12)
Balance at June 30, 2011	$46	$21	$67

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock- based incentive acceleration	Other compensation costs	Other non- personnel expenses	Total
Original restructuring charge – December 2008	$166	$9	$5	$1	$181
Additional charges/(recovery)	(3)	(2)	(1)	10	4
Utilization	(151)	(7)	(4)	(11)	(173)
Balance at March 31, 2011	$12	$-	$-	$-	$12
Recovery	(3)	-	-	-	(3)
Utilization	(4)	-	-	-	(4)
Balance at June 30, 2011	$5	$-	$-	$-	$5

The charges were recorded in the Other segment as these restructurings were corporate initiatives and not directly related to the operating performance of these businesses. The tables below present the restructuring charges if they had been allocated by business.

Global location strategy 2009 – restructuring charge by business
(in millions)	2Q11	1Q11	2Q10	Total charges since inception
Investment Management	$2	$-	$(4)	$57
Investment Services	(5)	(6)	(5)	81
Other segment (including Business Partners)	(1)	-	(2)	26
Total restructuring charges	$(4)	$(6)	$(11)	$164

Workforce reduction program 2008 – restructuring charge by business
(in millions)	2Q11	1Q11	2Q10	Total charges since inception
Investment Management	$(1)	$-	$(4)	$80
Investment Services	(2)	-	-	54
Other segment (including Business Partners)	-	-	-	48
Total restructuring charges	$(3)	$-	$(4)	$182

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2011	June 30, 2010
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.0	4.0
Credit for low-income housing investments	(1.6)	(1.8)
Tax-exempt income	(1.7)	(1.8)
Consolidated investment management funds	(2.0)	(1.0)
Foreign operations	(3.5)	(4.5)
Other – net	(1.2)	(0.2)
Effective tax rate	28.0%	29.7%

Our total tax reserves as of June 30, 2011 were $307 million compared with $296 million at March 31, 2011. If these tax reserves were unnecessary, $228 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of June 30, 2011, is accrued interest, where applicable, of $54 million. The additional tax expense related to interest for the six months ended June 30, 2011 was $5 million. It is reasonably possible that the total uncertain tax positions could decrease during the next 12 months by up to $130 million due to completion of tax authority examinations.

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

Effective Jan. 1, 2010, the FASB approved ASU 2010-10 “Amendments for Certain Investment Funds” which defers the requirement of ASU 2009-17 for asset managers’ interest in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and for interests in money market funds.

Accounting guidance on the consolidation of VIEs applies to certain entities in which the equity investors:

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered qualifying special purpose entities (“QSPEs”) and collateralized loan obligations (“CLOs”) in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has two securitizations and several CLOs, which are assessed for consolidation in accordance with ASU 2009-17.

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2011, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Investments consolidated under ASC 810 at June 30, 2011
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$481	$481
Trading assets	12,704	-	12,704
Other assets	829	-	829
Total assets	$13,533	$481	$14,014
Trading liabilities	12,084	-	12,084
Other liabilities	3	396	399
Total liabilities	$12,087	$396	$12,483
Non-redeemable noncontrolling interests	$755	$-	$755

Investments consolidated under ASC 810 at Dec. 31, 2010
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$483	$483
Trading assets	14,121	-	14,121
Other assets	645	-	645
Total assets	$14,766	$483	$15,249
Trading liabilities	13,561	-	13,561
Other liabilities	2	386	388
Total liabilities	$13,563	$386	$13,949
Non-redeemable noncontrolling interests	$699	$-	$699

BNY Mellon voluntarily provided capital support agreements to certain VIEs (see below). With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2011 and Dec. 31, 2010, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

Non-consolidated VIEs at June 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$38	$-	$38

Non-consolidated VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$24	$-	$24
Other	34	-	34
Total	$58	$-	$58

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

The tables below show the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at June 30, 2011 and Dec. 31, 2010.

Credit supported VIEs at June 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$9

Credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$13

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at June 30, 2011 and Dec. 31, 2010.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Consolidated credit supported VIEs at June 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$61	$-	$61
Other	-	119	58
Total	$61	$119	$119

Consolidated credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$53	$-	$53
Other	-	126	51
Total	$53	$126	$104

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on securities of Lehman Brothers Holdings Inc. for BNY Mellon’s clients that accepted our offer of support. As of June 30, 2011, BNY Mellon recorded $119 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods—see Note 1 to the Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.01% to 5.93% at June 30, 2011 and 0.12% to 6.46% at Dec. 31, 2010. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

Securities, trading activities, and derivatives used for ALM

The fair value of securities and trading assets and liabilities is based on quoted market prices, dealer quotes, or pricing models. Fair value amounts for derivative instruments, such as options, futures and forward rate contracts, commitments to purchase and sell foreign exchange, and foreign currency swaps, are similarly determined. The fair value of OTC interest rate swaps is the discounted value of projected future cash flows, adjusted for other factors including, but not limited to and if applicable, optionality and implied volatilities, as well as counterparty credit.

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

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments
	June 30, 2011		Dec. 31, 2010
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with banks	$60,232	$60,383	$50,200	$50,253
Securities	71,551	71,874	72,440	71,944
Trading assets	6,728	6,728	6,276	6,276
Loans and commitments	38,924	39,243	34,163	34,241
Derivatives used for ALM	819	819	834	834
Other financial assets	74,687	74,687	31,167	31,167
Total financial assets	252,941	253,734	195,080	194,715
Assets of discontinued operations	-	-	278	278
Assets of consolidated investment management funds – primarily trading	13,533	13,533	14,766	14,766
Non-financial assets	38,232		37,135
Total assets	$304,706		$247,259
Liabilities:
Noninterest-bearing deposits	$68,642	$68,642	$38,703	$38,703
Interest-bearing deposits	129,311	129,315	106,636	107,417
Payables to customers and broker-dealers	11,512	11,512	9,962	9,962
Borrowings	10,135	10,135	8,599	8,599
Long-term debt	17,004	17,653	16,517	17,120
Trading liabilities	6,879	6,879	6,911	6,911
Derivatives used for ALM	420	420	192	192
Total financial liabilities	$243,903	$244,556	$187,520	$188,904
Liabilities of consolidated investment management funds – primarily trading	12,087	12,087	13,563	13,563
Non-financial liabilities	13,993		13,019
Total liabilities	$269,983		$214,102

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the estimated fair value (unrealized gain (loss)) of the derivatives.

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At June 30, 2011:
Interest-bearing deposits with banks	$19,306	$19,306	$24	$(382)
Securities held-for-sale	2,058	2,045	33	(6)
Deposits	16	14	2	-
Long-term debt	12,945	12,164	760	(32)
At Dec. 31, 2010:
Interest-bearing deposits with banks	$6,763	$6,763	$-	$(148)
Securities held-for-sale	2,170	2,168	51	(3)
Deposits	27	25	3	-
Long-term debt	12,540	11,774	780	(41)

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

In certain cases, recent prices may not be observable for instruments that trade in inactive or less active markets. Upon evaluating the uncertainty in valuing financial instruments subject to liquidity issues, we make an adjustment to their value. The determination of the liquidity adjustment includes the availability of external quotes, the time since the latest available quote and the price volatility of the instrument.

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

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges and U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid OTC markets.

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds, money market mutual funds and exchange-traded equities.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 primarily include other debt securities and securities of state and political subdivisions.

At June 30, 2011, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives valued using models with significant unobservable market parameters and that are traded less actively or in markets that lack two-way flow, are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

currency swaps, where swap rates may be unobservable for longer maturities; and certain credit products, where correlation and recovery rates are unobservable. Certain interest rate swaps with counterparties that are highly structured entities require significant judgment and analysis to adjust the value determined by standard pricing models. The fair value of these interest rate swaps compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 17.

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

Seed capital

In our Investment Management business we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors. As part of that activity we make seed capital investments in certain funds. Seed capital is included in trading assets, securities available-for-sale and other assets, depending on the nature of the investment. When applicable, we value seed capital based on the published NAV of the fund. We include funds in which ownership interests in the fund are publicly-traded in an active market and institutional funds in which investors trade in and out daily in Level 1 of the valuation hierarchy. We include open-end funds where investors are allowed to sell their ownership interest back to the fund less frequently than daily and where our interest in the fund contains no other rights or obligations in Level 2 of the valuation hierarchy. However, we generally include investments in funds which allow investors to sell their ownership interest back to the fund less frequently than monthly in Level 3, unless actual redemption prices are observable.

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

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

of the equity security. Publicly held investments are primarily classified in Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the second quarter of 2011.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$12,822	$-	$-	$-		$12,822
U.S. Government agencies	-	1,111	-	-		1,111
Sovereign debt	5	10,542	-	-		10,547
State and political subdivisions	-	1,162	10	-		1,172
Agency RMBS	-	18,539	-	-		18,539
Alt-A RMBS	-	366	-	-		366
Prime RMBS	-	1,069	-	-		1,069
Subprime RMBS	-	473	-	-		473
Other RMBS	-	1,269	-	-		1,269
Commercial MBS	-	2,501	-	-		2,501
Asset-backed CLOs	-	1,139	-	-		1,139
Other asset-backed securities	-	1,040	-	-		1,040
Equity securities (b)	21	23	-	-		44
Money market funds	1,352	-	-	-		1,352
Other debt securities (b)	6	3,984	66	-		4,056
Foreign covered bonds	2,134	831	-	-		2,965
Alt-A RMBS (c)	-	2,255	-	-		2,255
Prime RMBS (c)	-	1,617	-	-		1,617
Subprime RMBS (c)	-	138	-	-		138
Total available-for-sale	16,340	48,059	76	-		64,475
Trading assets:
Debt and equity instruments (d)	962	1,625	36	-		2,623
Derivative assets:
Interest rate	221	14,987	107	N/A
Foreign exchange	3,916	98	-	N/A
Equity	79	276	-	N/A
Total derivative assets	4,216	15,361	107	(15,579	) (g)	4,105
Total trading assets	5,178	16,986	143	(15,579)		6,728
Loans	11	-	5	-		16
Other assets (e)	25	922	116	-		1,063
Subtotal assets of operations at fair value	$21,554	$65,967	$340	$(15,579)		$72,282
Percent of assets prior to netting	24.5%	75.1%	0.4%
Assets of consolidated investment management funds:
Trading assets	375	12,329	-	-		12,704
Other assets	641	188	-	-		829
Total assets of consolidated investment management funds	1,016	12,517	-	-		13,533
Total assets	$22,570	$78,484	$340	$(15,579)		$85,815
Percent of assets prior to netting	22.3%	77.4%	0.3%
Trading liabilities:
Debt and equity instruments	$545	$671	$-	$-		$1,216
Derivative liabilities:
Interest rate	-	16,657	141	N/A
Foreign exchange	3,472	55	-	N/A
Equity	54	274	14	N/A
Other	-	3	-	N/A
Total derivative liabilities	3,526	16,989	155	(15,007	) (g)	5,663
Total trading liabilities	4,071	17,660	155	(15,007)		6,879
Long-term debt	-	268	-	-		268
Other liabilities (f)	503	126	-	-		629
Subtotal liabilities at fair value	$4,574	$18,054	$155	$(15,007)		$7,776
Percent of liabilities prior to netting	20.1%	79.2%	0.7%
Liabilities of consolidated investment management funds:
Trading liabilities	-	12,084	-	-		12,084
Other liabilities	3	-	-	-		3
Total liabilities of consolidated investment management funds	3	12,084	-	-		12,087
Total liabilities	$4,577	$30,138	$155	$(15,007)		$19,863
Percent of liabilities prior to netting	13.1%	86.5%	0.4%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2010						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$12,609	$-	$-	$-		$12,609
U.S. Government agencies	-	1,005	-	-		1,005
Sovereign debt	27	8,522	-	-		8,549
State and political subdivisions	-	498	10	-		508
Agency RMBS	-	19,727	-	-		19,727
Alt-A RMBS	-	470	-	-		470
Prime RMBS	-	1,227	-	-		1,227
Subprime RMBS	-	508	-	-		508
Other RMBS	-	1,331	-	-		1,331
Commercial MBS	-	2,639	-	-		2,639
Asset-backed CLOs	-	249	-	-		249
Other asset-backed securities	-	539	-	-		539
Equity securities (b)	18	29	-	-		47
Money market funds	2,538	-	-	-		2,538
Other debt securities (b)	91	3,193	58	-		3,342
Foreign covered bonds	2,260	608	-	-		2,868
Alt-A RMBS (c)	-	2,513	-	-		2,513
Prime RMBS (c)	-	1,825	-	-		1,825
Subprime RMBS (c)	-	158	-	-		158
Total securities available-for-sale	17,543	45,041	68	-		62,652
Trading assets:
Debt and equity instruments (d)	1,598	710	32	-		2,340
Derivative assets:
Interest rate	272	15,260	119	N/A
Foreign exchange	3,561	100	-	N/A
Equity	79	370	-	N/A
Other	1	1	-	N/A
Total derivative assets	3,913	15,731	119	(15,827	) (g)	3,936
Total trading assets	5,511	16,441	151	(15,827)		6,276
Loans	-	-	6	-		6
Other assets (e)	52	910	113	-		1,075
Subtotal assets of operations at fair value	$23,106	$62,392	$338	$(15,827)		$70,009
Percent of assets prior to netting	26.9%	72.7%	0.4%
Assets of consolidated investment management funds:
Trading assets	279	13,842	-	-		14,121
Other assets	499	144	2	-		645
Total assets of consolidated investment management funds	778	13,986	2	-		14,766
Total assets	$23,884	$76,378	$340	$(15,827)		$84,775
Percent of assets prior to netting	23.8%	75.9%	0.3%
Trading liabilities:
Debt and equity instruments	$1,277	$443	$6	$-		$1,726
Derivative liabilities:
Interest rate	-	16,126	149	N/A
Foreign exchange	3,648	59	-	N/A
Equity	54	304	22	N/A
Other	-	4	-	N/A
Total derivative liabilities	3,702	16,493	171	(15,181	) (g)	5,185
Total trading liabilities	4,979	16,936	177	(15,181)		6,911
Long-term debt	-	269	-	-		269
Other liabilities (f)	115	473	2	-		590
Subtotal liabilities at fair value	$5,094	$17,678	$179	$(15,181)		$7,770
Percent of liabilities prior to netting	22.2%	77.0%	0.8%
Liabilities of consolidated investment management funds:
Trading liabilities	-	13,561	-	-		13,561
Other liabilities	2	-	-	-		2
Total liabilities of consolidated investment management funds	2	13,561	-	-		13,563
Total liabilities	$5,096	$31,239	$179	$(15,181)		$21,333
Percent of liabilities prior to netting	14.0%	85.5%	0.5%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	June 30, 2011					Dec. 31, 2010
		Ratings					Ratings
(dollar amounts in millions)	Total carrying Value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and Lower	Total Carrying Value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and Lower
Alt-A RMBS, originated in:
2007	$1	-%	-%	-%	100%	$1	-%	-%	-%	100%
2006	158	-	-	-	100	186	-	-	-	100
2005	139	-	-	-	100	209	-	-	-	100
2004 and earlier	68	28	13	46	13	74	70	25	5	-
Total Alt-A RMBS	$366	5%	2%	9%	84%	$470	11%	4%	1%	84%
Prime RMBS, originated in:
2007	$205	28%	3%	21%	48%	$254	50%	28%	7%	15%
2006	146	-	-	-	100	166	-	39	-	61
2005	273	40	-	15	45	310	39	-	14	47
2004 and earlier	445	31	38	9	22	497	79	12	6	3
Total prime RMBS	$1,069	29%	16%	11%	44%	$1,227	52%	16%	8%	24%
Subprime RMBS, originated in:
2007	$4	-%	5%	95%	-%	$5	-%	8%	92%	-%
2005	91	23	12	13	52	97	25	12	12	51
2004 and earlier	378	5	15	18	62	406	74	13	5	8
Total subprime RMBS	$473	9%	14%	17%	60%	$508	64%	13%	7%	16%
Commercial MBS - Domestic, originated in:
2011	$20	100%	-%	-%	-%	$-	-%	-%	-%	-%
2010	11	100	-	-	-	-	-	-	-	-
2008	4	-	100	-	-	-	-	-	-	-
2007	700	78	13	9	-	685	83	8	9	-
2006	678	89	11	-	-	582	90	10	-	-
2005	460	100	-	-	-	489	100	-	-	-
2004 and earlier	248	99	1	-	-	528	100	-	-	-
Total commercial MBS - Domestic	$2,121	89%	8%	3%	-%	$2,284	92%	5%	3%	-%
Foreign covered bonds:
Germany	$2,060	99%	1%	-%	-%	$2,260	99%	1%	-%	-%
Canada	755	100	-	-	-	608	100	-	-	-
Other	150	100	-	-	-	-	-	-	-	-
Total foreign covered bonds	$2,965	100%	-%	-%	-%	$2,868	100%	-%	-%	-%
European floating rate notes:
United Kingdom	$874	97%	3%	-%	-%	$848	99%	1%	-%	-%
Netherlands	91	60	40	-	-	150	78	22	-	-
Other	936	41	52	7	-	909	73	27	-	-
Total European floating rate notes	$1,901	67%	29%	4%	-%	$1,907	85%	15%	-%	-%
Sovereign debt:
Germany	$3,846	100%	-%	-%	-%	$3,065	100%	-%	-%	-%
United Kingdom	3,486	100	-	-	-	3,214	100	-	-	-
France	2,584	100	-	-	-	1,845	100	-	-	-
Netherlands	422	100	-	-	-	396	100	-	-	-
Other	209	99	1	-	-	29	93	6	-	1
Total sovereign debt	$10,547	100%	-%	-%	-%	$8,549	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2007	$682	-%	-%	-%	100%	$792	-%	-%	-%	100%
2006	609	-	-	-	100	660	-	-	-	100
2005	733	5	-	5	90	820	2	-	4	94
2004 and earlier	231	4	-	26	70	241	22	46	19	13
Total Alt-A RMBS (b)	$2,255	2%	-%	4%	94%	$2,513	3%	4%	3%	90%
Prime RMBS (b), originated in:
2007	$598	-%	-%	-%	100%	$679	-%	-%	-%	100%
2006	384	-	-	-	100	431	-	-	-	100
2005	597	1	4	-	95	672	2	5	1	92
2004 and earlier	38	10	-	22	68	43	49	47	-	4
Total prime RMBS (b)	$1,617	1%	2%	1%	96%	$1,825	2%	3%	-%	95%
Subprime RMBS (b), originated in:
2007	$5	-%	-%	-%	100%	$15	-%	-%	-%	100%
2006	82	-	-	-	100	89	-	-	-	100
2005	12	-	-	-	100	13	-	-	-	100
2004 and earlier	39	5	34	-	61	41	53	-	-	47
Total subprime RMBS (b)	$138	1%	10%	-%	89%	$158	14%	-%	-%	86%

(a)	At June 30, 2011 and Dec. 31, 2010, the German foreign covered bonds were considered Level 1 in the valuation hierarchy. All other assets in the table above are considered Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

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

Fair value measurements for assets using significant unobservable inputs for three months ended June 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and Political subdivisions		Other Debt securities		Debt and equity instruments		Derivative assets	Loans	Other Assets		Total Assets
Fair value at March 31, 2011	$10		$64		$32		$131	$4	$120		$361
Transfers into Level 3	-		2		27		2	-	-		31
Transfers out of Level 3	-		-		(23)		(29)	-	-		(52)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(a)	-	(a)	-	(b)	4	-	(4	) (c)	-
Purchases, issuances, sales and settlements:
Issuances	-		-		-		-	1	-		1
Settlements	-		-		-		(1)	-	-		(1)
Fair value at June 30, 2011	$10		$66		$36		$107	$5	$116		$340
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$-		$7	$-	$-		$7

Fair value measurements for liabilities using significant unobservable inputs for three months ended June 30, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities		Other liabilities	Total liabilities
Fair value at March 31, 2011	$-	$126		$2	$128
Transfers into Level 3	-	1		-	1
Total (gains) or losses:
Included in earnings (or changes in net assets)	-	37	(b)	(2)	35
Purchases, issuances, sales and settlements:
Settlements	-	(9)		-	(9)
Fair value at June 30, 2011	$-	$155		$-	$155
The amount of total (gains) or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$45		$(2)	$43

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements using significant unobservable inputs
three months ended June 30, 2010	Fair value	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and	Transfers	Fair value	Change in unrealized gains and (losses) related to
	March 31,			Comprehensive	settlements,	in/(out)	June 30,	instruments held
(in millions)	2010	Income		income	net	of Level 3	2010	at June 30, 2010
Available-for-sale securities:
State and political subdivisions	$10	$-		$-	$-	$(1)	$9	$-
Other debt securities	58	-		-	-	(9)	49	-
Total available-for-sale	68	-	(a)	-	-	(10)	58	-
Trading assets:
Debt and equity instruments	24	(3	) (b)	-	(1)	-	20	-
Derivative assets:
Interest rate	95	(13)		-	-	1	83	(14)
Equity	2	1		-	-	-	3	1
Total derivative assets	97	(12	) (b)	-	-	1	86	(13)
Total trading assets	121	(15)		-	(1)	1	106	(13)
Loans	12	1	(c)	-	(4)	(1)	8	-
Other assets	129	2	(c)	-	(12)	(10)	109	-
Total assets	$330	$(12)		$-	$(17)	$(20)	$281	$(13)
Derivative liabilities:
Interest rate	$59	$(65)		$-	$-	$-	$124	$(64)
Equity	50	-		-	-	-	50	-
Total derivative liabilities	109	(65	) (b)	-	-	-	174	(64)
Other liabilities	2	-	(c)	-	-	-	2	-
Total liabilities	$111	$(65)		$-	$-	$-	$176	$(64)

Fair value measurements for assets using significant unobservable inputs for six months ended June 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119	$6	$113		$338
Transfers into Level 3	-		8		27		3	-	-		38
Transfers out of Level 3	-		-		(23)		(43)	(2)	-		(68)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(a)	-	(a)	-	(b)	29	-	2	(c)	31
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-	-	1		1
Issuances	-		-		-		-	1	-		1
Settlements	-		-		-		(1)	-	-		(1)
Fair value at June 30, 2011	$10		$66		$36		$107	$5	$116		$340
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$-		$39	$-	$-		$39

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for six months ended June 30, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities		Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$6	$171		$2	$179
Transfer into Level 3	-	1		-	1
Total (gains) or losses:
Included in earnings (or changes in net assets)	-	(4	) (b)	(2)	(6)
Purchases, issuances, sales and settlements:
Settlements	(6)	(13)		-	(19)
Fair value at June 30, 2011	$-	$155		$-	$155
The amount of total gains or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$19		$(2)	$17

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Fair value measurements using significant unobservable inputs
six months ended June 30, 2010	Fair value	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and	Transfers	Fair value	Change in unrealized gains and (loses) related to
	Dec. 31,			Comprehensive	settlements,	in/(out)	June 30,	instruments held
(in millions)	2009	Income		income	net	of Level 3	2010	at June 30, 2010
Available-for-sale securities:
State and political subdivisions	$-	$-		$-	$-	$9	$9	$-
Asset-backed CLOs	6	-		-	-	(6)	-	-
Other debt securities	50	-		-	8	(9)	49	-
Total available-for-sale	56	-	(a)	-	8	(6)	58	-
Trading assets:
Debt and equity instruments	170	(1	) (b)	-	4	(153)	20	-
Derivative assets:
Interest rate	121	(39)		-	-	1	83	(41)
Equity	25	(22)		-	-	-	3	(23)
Total derivative assets	146	(61	) (b)	-	-	1	86	(64)
Total trading assets	316	(62)		-	4	(152)	106	(64)
Loans	25	2	(c)	-	(18)	(1)	8	-
Other assets	164	5	(c)	-	(1)	(59)	109	-
Total assets	$561	$(55)		$-	$(7)	$(218)	$281	$(64)
Derivative liabilities:
Interest rate	$54	$(70)		$-	$-	$-	$124	$(69)
Equity	38	(12)		-	-	-	50	(2)
Total derivative liabilities	92	(82	) (b)	-	-	-	174	(71)
Other liabilities	3	1	(c)	-	-	-	2	-
Total liabilities	$95	$(81)		$-	$-	$-	$176	$(71)

(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2011 and Dec. 31, 2010, for which a nonrecurring change in fair value has been

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

recorded during the quarters ended June 30, 2011 and Dec. 31, 2010.

Assets measured at fair value on a nonrecurring basis at June 30, 2011				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$190	$37	$227
Other assets (b)	-	196	-	196
Total assets at fair value on a nonrecurring basis	$-	$386	$37	$423

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2010				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$188	$53	$241
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$194	$53	$247

(a)	During the quarters ended June 30, 2011 and December 31, 2010, the fair value of these loans was reduced $9 million and $15 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	The fair value of other assets received in satisfaction of debt was increased by $26 million in the second quarter of 2011 and reduced by $1 million in the fourth quarter of 2010, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value (in millions)	June 30, 2011	Dec. 31, 2010
Assets of consolidated investment management funds:
Trading assets	$12,704	$14,121
Other assets	829	645
Total assets of consolidated investment management funds	$13,533	$14,766
Liabilities of consolidated investment management funds:
Trading liabilities	$12,084	$13,561
Other liabilities	3	2
Total liabilities of consolidated investment management funds	$12,087	$13,563
Non-redeemable noncontrolling interests of consolidated investment management funds	$755	$699

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At June 30, 2011, the fair value of this long-term debt was $268 million. We have also elected the fair value option on approximately $118 million of unfunded lending-related commitments. The following table presents the changes in fair value of these unfunded lending-related commitments and long-term debt included in foreign exchange and other trading revenue in the consolidated income statements for the three and six months ended June 30, 2011 and June 30, 2010.

Foreign exchange and other trading revenue
	Quarter ended		Six months ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Long-term debt (a)	$(11)	$(29)	$(10)	$(36)
Other liabilities	-	(1)	-	(1)

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

hierarchy. The fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million at June 30, 2011 and Dec. 31, 2010 and is included in other liabilities.

Note 17 – Derivative instruments

We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk and to assist customers with their risk management objectives. In addition, we periodically manage positions for our own account. Positions managed for our own account are immaterial to our overall foreign exchange and other trading revenue.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the second quarter of 2011 and $4 million in the second quarter of 2010.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of investment securities held-for-sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The securities hedged consist of sovereign debt and U.S. Treasury bonds that had weighted average lives of 10 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of the same maturity, repricing and fixed rate coupon. At

June 30, 2011, $2.0 billion of securities were hedged with interest rate swaps that had notional values of $2.0 billion.

The fixed rate deposits hedged generally have original maturities of 3 to 6 years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At June 30, 2011, $14 million of deposits were hedged with interest rate swaps that had notional values of $14 million.

The fixed rate long-term debt hedged generally have original maturities of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2011, $12.2 billion of debt was hedged with interest rate swaps that had notional values of $12.2 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2011, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $242 million (notional), with $3.6 million of pre-tax losses recorded in other comprehensive income. These losses will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of ten months or less as hedges against our foreign exchange exposure to Euro, Australian Dollar, Norwegian Krona, British Pound, Swedish Krona, Swiss Franc and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are affected such that their maturities and notional values match those of the deposits with banks. As of June 30, 2011, the hedged placements and their designated forward foreign exchange contract hedges were $19.3 billion (notional), with $33.6 million of pre-tax gain recorded in other comprehensive income. This gain will be

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

reclassified to net interest revenue over the next ten months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At June 30, 2011, forward foreign exchange contracts with notional amounts totaling $4.6 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2011, had a combined U.S. dollar equivalent value of $889 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2011	June 30, 2010
Fair value hedge of loans	$0.1	$(0.1)
Fair value hedge of securities	(4.0)	(0.1)
Fair value hedge of deposits and long-term debt	(4.2)	11.5
Cash flow hedges	(0.1)	-
Other (a)	(0.1)	0.1
Total	$(8.3)	$11.4
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet
	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments (b):
Interest rate contracts	$15,723	$13,967	$656	$707	$27	$33
Foreign exchange contracts	24,179	11,816	27	2	463	116
Total derivatives designated as hedging instruments			$683	$709	$490	$149
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,041,642	$1,090,718	$15,315	$15,651	$16,798	$16,275
Equity contracts	6,861	6,905	355	449	342	380
Credit contracts	611	681	-	2	3	4
Foreign exchange contracts	381,565	315,050	4,014	3,661	3,527	3,707
Total derivatives not designated as hedging instruments			$19,684	$19,763	$20,670	$20,366
Total derivatives fair value (d)			$20,367	$20,472	$21,160	$20,515
Effect of master netting agreements			(15,579)	(15,827)	(15,007)	(15,181)
Fair value after effect of master netting agreements			$4,788	$4,645	$6,153	$5,334
(a)	Derivative financial instruments are reported net of cash collateral received and paid of $829 million and $257 million, respectively at June 30, 2011 and $889 million and $243 million, respectively at Dec. 31, 2010.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At June 30, 2011, approximately $379 billion (notional) of interest rate contracts will mature within one year, $410 billion between one and five years, and $269 billion after five years. At June 30, 2011, approximately $392 billion (notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years, and $7 billion after five years.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the income statement
(in millions)		Amount of gain or (loss) recognized in income on derivatives Quarter ended			Amount of gain or (loss) recognized in hedged item Quarter ended
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	June 30, 2011	June 30, 2010	Location of gain or (loss) recognized in income on hedged item	June 30, 2011	June 30, 2010
Interest rate contracts	Net interest revenue	$95	$243	Net interest revenue	$(97)	$(239)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified From accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on Derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
FX contracts	$(56)	$-	Net interest revenue	$(50)	$-	Net interest revenue	$-	$-
FX contracts	(3)	8	Other revenue	(3)	2	Other revenue	-	-
FX contracts	155	-	Trading revenue	156	-	Trading revenue	-	-
FX contracts	1	-	Salary expense	1	-	Salary expense	-	-
Total	$97	$8		$104	$2		$-	$-

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified From accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
FX contracts	$(12)	$68	Net interest revenue	$-	$-	Other revenue	$-	$-

Impact of derivative instruments on the income statement
(in millions)		Amount of gain or (loss) recognized in income on derivatives Six months ended			Amount of gain or (loss) recognized in hedged item Six months ended
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	June 30, 2011	June 30, 2010	Location of gain or (loss) recognized in income on hedged item	June 30, 2011	June 30, 2010
Interest rate contracts	Net interest revenue	$16	$410	Net interest revenue	$(24)	$(398)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness Portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
FX contracts	$(61)	$-	Net interest revenue	$(61)	$-	Net interest revenue	$-	$-
FX contracts	(8)	13	Other revenue	(4)	2	Other revenue	(0.1)	-
FX contracts	(331)	-	Trading revenue	(331)	-	Trading revenue	-	-
FX contracts	4	-	Salary expense	1	-	Salary expense	-
Total	$(396)	$13		$(395)	$2		$(0.1)	$-

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
FX contracts	$(181)	$137	Net interest revenue	$-	$-	Other revenue	$(0.1)	$0.1

Trading activities (including trading derivatives)

Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades. In addition, we periodically manage positions for our own account. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue.

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q11	1Q11	2Q10	2011	2010
Foreign exchange	$184	$173	$246	$357	$421
Fixed income	28	17	(32)	45	48
Credit derivatives (a)	(1)	(1)	4	(2)	2
Other	11	9	2	20	11
Total	$222	$198	$220	$420	$482
(a)	Used as economic hedges of loans.

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

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

Disclosure of contingent features in OTC derivative instruments

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2011 for three key ratings triggers.

If BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value) (a)
A3/A-	$625 million
Baa2/BBB	$814 million
Bal/BB+	$1,567 million
(a)	The change between rating categories is incremental, not cumulative.

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on June 30, 2011, existing collateral arrangements would have required us to post an additional $659 million of collateral.

Note 18 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs, to hedge foreign currency and interest rate risks, and to trade for our own account. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2011 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure	June 30, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Securities industry	$4.6	$1.9	$6.5
Banks	4.9	2.3	7.2
Insurance	0.1	4.9	5.0
Asset managers	0.9	2.9	3.8
Government	-	1.7	1.7
Other	0.1	1.8	1.9
Total	$10.6	$15.5	$26.1

Commercial portfolio exposure	June 30, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.6	$6.0
Services and other	0.4	5.4	5.8
Energy and utilities	0.3	5.0	5.3
Media and telecom	0.1	1.5	1.6
Total	$1.2	$17.5	$18.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks (in millions)	June 30, 2011	Dec 31, 2010
Lending commitments (a)	$29,227	$29,100
Standby letters of credit (b)	7,036	8,483
Commercial letters of credit	448	512
Securities lending indemnifications	273,236	278,069
Support agreements	127	116
(a)	Net of participations totaling $279 million at June 30, 2011 and $423 million at Dec. 31, 2010.
(b)	Net of participations totaling $1.6 billion at June 30, 2011 and $1.7 billion at Dec. 31, 2010.

Included in lending commitments are facilities that provide liquidity for variable rate tax-exempt securities wrapped by monoline insurers. The credit approval for these facilities is based on an assessment of the underlying tax-exempt issuer and considers factors other than the financial strength of the monoline insurer.

The total potential loss on undrawn lending commitments, standby and commercial letters of

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

credit, and securities lending indemnifications is equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $12.1 billion less than one year; $16.9 billion in one to five years; and $0.2 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $7.0 billion at June 30, 2011 and $8.5 billion at Dec. 31, 2010 and includes $653 million and $628 million that were collateralized with cash and securities at June 30, 2011 and Dec. 31, 2010, respectively. At June 30, 2011, approximately $2.3 billion of the SBLCs will expire within one year and the remaining $4.7 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $94 million at June 30, 2011 and $73 million at Dec. 31, 2010.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2011	Dec. 31, 2010
Investment grade	91%	89%
Noninvestment grade	9%	11%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $448 million at

June 30, 2011, compared with $512 million at Dec. 31, 2010.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $281 billion at June 30, 2011 and $285 billion at Dec. 31, 2010.

At June 30, 2011, our potential maximum exposure to support agreements was approximately $127 million, after deducting the reserve, assuming the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities as well as other client support agreements. This compares with $116 million at Dec. 31, 2010.

Trust and transfer agent activities

BNY Mellon maintains several escrow accounts in which deposits are received from clients in connection with corporate trust and dividend and interest payment services. Since BNY Mellon acts only as a transfer agent and trustee for these funds, neither the assets nor the corresponding liability are included in these financial statements. In connection with the performance of these services, BNY Mellon invests such funds in interest-earning investments solely in an agency capacity. The interest earned is recognized in the financial statements as interest income. Customer balances maintained in an agency capacity and not reflected on BNY Mellon’s balance sheets totaled approximately $250 million at June 30, 2011 and $275 million at Dec. 31, 2010. In addition, as a result of the GIS acquisition, at June 30, 2011, our clients maintained approximately $3.2

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

billion of custody cash on deposit with other institutions. Revenue generated from these balances is included in other revenue on the income statement. These deposits are expected to transition to BNY Mellon by the end of 2011.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of those matters described herein that are subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $800 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters

As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

bankruptcy Trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the Trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy Trustee appealed this decision on Dec. 1, 2010.

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

As previously disclosed, in February and April 2009, two institutional customers filed lawsuits in Texas state District Court for Dallas County, and California state Superior Court for Orange County, alleging misrepresentations and omissions in the sale of ARS. Two more institutional customers filed arbitration proceedings in December 2008 and May 2011. The Texas lawsuit was resolved and dismissed on April 8, 2011. The remaining disputes together seek rescission or damages relating to approximately $87 million of ARS, plus interest and attorneys’ fees.

Securities Lending Matters

As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from December 2008 to 2011, and are currently pending in courts in Oklahoma, New York, Washington, California and South Carolina and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc., Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses. Three of the pending cases seek to proceed as class actions.

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

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

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

Medical Capital Litigations

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and currently pending in federal court in the Central District of California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages.

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, certain governmental authorities have requested information or served subpoenas on BNY Mellon seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to certain clients, including certain governmental entities and public pension plans. BNY Mellon is cooperating with these inquiries.

BNY Mellon has been named as defendant in qui tam lawsuits asserting claims under a state false claims act (or similar statute). In early 2011, the Virginia Attorney General’s Office and Florida Attorney General’s Office each filed a Notice of Intervention in a qui tam lawsuit pending in its jurisdiction. In addition, BNY Mellon has been named as a defendant in putative class action lawsuits, which were filed in March 2011 and July 2011 and are currently pending in federal district courts in Pennsylvania and California. The qui tam lawsuits and putative class action lawsuits allege that BNY Mellon improperly charged and reported prices for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon.

German Broker-Dealer Litigation

As previously disclosed, on various dates from 2004 to 2011, BNY Mellon subsidiary Pershing LLC (“Pershing”) was named as a defendant in more than 100 lawsuits filed in Germany by plaintiffs who are investors with accounts at German broker-dealers. The plaintiffs allege that Pershing, which had a contractual relationship with the broker-dealers through which the broker-dealers executed options transactions on behalf of the broker-dealers’ clients, should be held liable for the tortious acts of the broker-dealers. Plaintiffs seek to recover their investment losses, interest, and statutory attorney’s fees and costs. On March 9, 2010, the 11th Senate of the German Federal Supreme Court ruled in the plaintiff’s favor in one of these cases, and held Pershing liable for a German broker-dealer’s tortious acts. In another similar case, in December 2010, the Federal Supreme Court denied Pershing’s appeals, and ruled in favor of 12 plaintiffs, in conformance with its March 2010 decision. On Jan. 25, 2011 and March 22, 2011, the Federal Supreme Court ruled in the plaintiffs’ favor in five other similar cases, and remanded an additional thirteen cases to the appellate court for further findings. Oral hearings before the 6th Senate of the German Federal Supreme Court are scheduled to take place in November 2011.

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

Withholding Tax Matters

As previously disclosed, in 2007, in connection with its obligation to file information and withholding tax returns with the Internal Revenue Service (“IRS”) for its various businesses, BNY Mellon became aware of certain inconsistencies in supporting documentation and records for certain of BNY Mellon’s businesses, and initiated an extensive company-wide review. We notified the IRS of the inconsistencies and continue to cooperate with the IRS in its review of this matter. On March 24, 2011,

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

we entered into a closing agreement with the IRS to resolve the matter.

Tax Litigation

As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of U.K. corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. A trial is currently scheduled for April 16, 2012. The aggregate tax benefit for all six years in question is approximately $900 million, including interest. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties.

Note 19 – Review of businesses

We have an internal information system that produces performance data for our two principal businesses and the Other segment. The following discussion of our businesses satisfies the disclosure requirements for ASC 280, Segment Reporting.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

Also in the first quarter of 2011, we revised the net interest revenue for our businesses to reflect a new approach which adjusts our transfer pricing methodology to better reflect the value of certain domestic deposits. All prior period business results were restated to reflect this revision. This revision did not impact the consolidated results.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in BNY Mellon’s 2010 Annual Report.

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

The primary types of revenue for two principal businesses and the Other segment are presented below:

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

Business	Primary types of revenue
Investment Management

•    Investment management and performance fees from:

Mutual funds

Institutional clients

Private clients

Performance fees

High-net-worth individuals and families, endowments and foundations and related entities

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

•	Support agreement charges are recorded in the business in which the charges occurred.
•	Restructuring charges resulted from corporate initiatives and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated

Fee and other revenue	$865	(a)	$2,018	$215	$3,098	(a)
Net interest revenue	47		666	18	731
Total revenue	912		2,684	233	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	696		1,891	229	2,816
Income (loss) before taxes	$215	(a)	$793	$5	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,742		$193,498	$48,240	$278,480
(a)	Total fee and other revenue and income before taxes for the second quarter of 2011 include income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended March 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$870	(a)	$1,950	$84	$2,904	(a)
Net interest revenue	53		639	6	698
Total revenue	923		2,589	90	3,602
Provision for credit losses	-		-	-	-
Noninterest expense	685		1,816	196	2,697
Income (loss) before taxes	$238	(a)	$773	$(106)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,318		$178,752	$41,628	$257,698
(a)	Total fee and other revenue and income before taxes for the first quarter of 2011 include income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million, for a net impact of $66 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended June 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$767	(a)	$1,714	$106	$2,587	(a)
Net interest revenue	53		608	61	722
Total revenue	820		2,322	167	3,309
Provision for credit losses	1		-	19	20
Noninterest expense	655		1,560	101	2,316
Income (loss) before taxes	$164	(a)	$762	$47	$973	(a)
Pre-tax operating margin (b)	20%		33%	N/M	29%
Average assets	$33,944		$154,644	$39,993	$228,581
(a)	Total fee and other revenue and income before taxes for the second quarter of 2010 include income from consolidated investment management funds of $65 million, net of noncontrolling interests of $33 million, for a net impact of $32 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $260 million for the second quarter of 2010, consolidated average assets were $228,841 million.

N/M - Not meaningful.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2011	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$1,735	(a)	$3,968	$299	$6,002	(a)
Net interest revenue	100		1,305	24	1,429
Total revenue	1,835		5,273	323	7,431
Provision for credit losses	1		-	(1)	-
Noninterest expense	1,381		3,707	425	5,513
Income (loss) before taxes	$453	(a)	$1,566	$(101)	$1,918	(a)
Pre-tax operating margin (b)	25%		30%	N/M	26%
Average assets	$37,029		$186,166	$44,952	$268,147
(a)	Total fee and other revenue and income before taxes for the first six months of 2011 include income from consolidated investment management funds of $173 million, net of noncontrolling interests of $65 million, for a net impact of $108 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the six months ended June 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations

Fee and other revenue	$1,542	(a)	$3,304	$311	$5,157	(a)
Net interest revenue	105		1,261	121	1,487
Total revenue	1,647		4,565	432	6,644
Provision for credit losses	1		-	54	55
Noninterest expense	1,282		3,017	457	4,756
Income (loss) before taxes	$364	(a)	$1,548	$(79)	$1,833	(a)
Pre-tax operating margin (b)	22%		34%	N/M	28%
Average assets	$33,875		$154,436	$38,250	$226,561
(a)	Total fee and other revenue and income before taxes for the first six months of 2010 include income from consolidated investment management funds of $130 million, net of noncontrolling interests of $57 million, for a net impact of $73 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $577 million for the first six months of 2010, consolidated average assets were $227,138 million.

N/M - Not meaningful.

Note 20 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Six months ended June 30,
(in millions)	2011	2010
Transfers from loans to other assets for OREO	$7	$6
Assets of consolidated VIEs	1,233	13,260
Liabilities of consolidated VIEs	1,476	12,272
Non-controlling interests of consolidated VIEs	56	666

110 BNY Mellon

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon    111

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our businesses; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: the usefulness of Non-GAAP measures; expectations with respect to our acquisitions, including the impact on earnings, our Basel III Tier 1 common equity ratio and business focuses and the anticipated closing dates; expectations regarding litigation costs; estimations of market value impact on fee revenue; expectations with respect to client tendency to leave deposits with BNY Mellon; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to BNY Mellon’s investment securities portfolio, including the credit rating of securities in the Grantor Trust; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; statements regarding our leasing portfolio; descriptions and measures of our allowance for credit losses and loan losses; assumptions in amounts of interest income for loans on nonaccrual status; statements regarding our liquidity cushion and liquidity ratios; statements regarding a reduction in our Investment Services businesses; descriptions of our exposure to support agreements; statements with respect to our liquidity targets; access to capital markets and our shelf registration statements; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; our plans to repurchase shares of common stock; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act and proposed FDIC assessments; expectations with respect to implementation and impact of Basel II and Basel III, including ability to timely meet capital guidelines; expectations related to our timeline to meet the proposed Basel III capital guidelines; the impact of global systemically important banks’ capital requirements on BNY Mellon; the implementation of IFRS; our ability to compete and our investment in technology; the materiality of acquisitions; amount of dividends bank subsidiaries can pay without regulatory waiver; our liability with respect to our role as trustee in mortgage-backed securitizations; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2010 and this Form 10-Q, and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2010 could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the SEC pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

112    BNY Mellon

Part II – Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 to the

Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the second quarter of 2011.

Issuer purchases of equity securities

Share repurchases during the second quarter 2011
(common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under plans or programs
April 2011	909		$28.55	900	44,800
May 2011	5,829		$28.30	5,806	38,994
June 2011	3,063		$26.75	3,050	35,944
Second quarter 2011	9,801	(a)	$27.84	9,756	35,944
(a)	Includes shares purchased at a purchase price of approximately $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. On March 22, 2011, the Board of Directors of BNY Mellon authorized the repurchase of up to an additional 13 million shares of common stock. At June 30, 2011, 35.9 million common shares were available for repurchase under these programs. There is no expiration date on either of these repurchase programs.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 115 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon    113

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: August 8, 2011	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

114    BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) as filed with the Commission on Feb. 28, 2011, and incorporated here by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represented long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of June 30, 2011. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

BNY Mellon    115

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Furnished herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Furnished herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Furnished herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Furnished herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Furnished herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Furnished herewith.

116 BNY Mellon