Form 10-Q
period 2011-09-30
Bank of New York Mellon CORP
filed 2011-11-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Sept. 30, 2011

Common Stock, $0.01 par value	1,212,632,113

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2011 Form 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Third quarter 2011 event	5
Highlights of third quarter 2011 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Review of businesses	15
Critical accounting estimates	28
Consolidated balance sheet review	29
Liquidity and dividends	40
Capital	44
Trading activities and risk management	47
Foreign exchange and other trading	48
Asset/liability management	49
Off-balance sheet arrangements	49
Supplemental information – Explanation of Non-GAAP financial measures	49
Recent accounting and regulatory developments	53
Government monetary policies and competition	61
Website information	61

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	62
Consolidated Balance Sheet (unaudited)	64
Consolidated Statement of Cash Flows (unaudited)	65
Consolidated Statement of Changes in Equity (unaudited)	66

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	67
Note 2 – Accounting changes and new accounting guidance	67
Note 3 – Acquisitions	68
Note 4 – Discontinued operations	69
Note 5 – Securities	69
Note 6 – Loans and asset quality	73
Note 7 – Goodwill and intangible assets	80
Note 8 – Other assets	81
Note 9 – Net interest revenue	82
Note 10 – Employee benefit plans	83
Note 11 – Restructuring charges	83
Note 12 – Income taxes	84
Note 13 – Securitizations and variable interest entities	85
Note 14 – Fair value of financial instruments	87
Note 15 – Fair value measurement	89
Note 16 – Fair value option	100
Note 17 – Derivative instruments	101
Note 18 – Commitments and contingent liabilities	105
Note 19 – Review of businesses	110
Note 20 – Supplemental information to the Consolidated Statement of Cash Flows	114

Item 4. Controls and Procedures	115

Forward-looking Statements.	116

Part II - Other Information

Item 1. Legal Proceedings	118

Item 1A. Risk Factors	118

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	119

Item 6. Exhibits	119

Signature	120

Index to Exhibits	121

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010 (a)	Sept. 30, 2011	Sept. 30, 2010 (a)
Net income basis:
Reported results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$651	$735	$622	$2,011	$1,839
Basic EPS	0.53	0.59	0.51	1.61	1.51
Diluted EPS	0.53	0.59	0.51	1.61	1.51

Return on common equity (annualized)	7.6%	8.8%	7.7%	8.0%	8.0%
Return on average assets (annualized)	0.83%	1.06%	1.03%	0.95%	1.06%

Continuing operations:
Results from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation:
Income from continuing operations	$651	$735	$625	$2,011	$1,894
Basic EPS from continuing operations	0.53	0.59	0.51	1.61	1.56
Diluted EPS from continuing operations	0.53	0.59	0.51	1.61	1.55

Fee and other revenue	$2,887	$3,056	$2,668	$8,781	$7,752
Income of consolidated investment management funds	32	63	37	205	167
Net interest revenue	775	731	718	2,204	2,205

Total revenue	$3,694	$3,850	$3,423	$11,190	$10,124

Return on common equity (annualized) (b)	7.6%	8.8%	7.8%	8.0%	8.3%

Return on tangible common equity (annualized) – Non-GAAP (b)	22.1%	26.3%	26.3%	24.2%	25.9%

Fee revenue as a percentage of total revenue excluding net securities gains (losses)	78%	79%	78%	78%	77%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$233	$248	$234	$240	$238

Percentage of non-U.S. total revenue (c)	39%	37%	36%	38%	35%

Pre-tax operating margin	26%	27%	24%	26%	27%

Net interest margin (FTE)	1.30%	1.41%	1.67%	1.39%	1.77%

Assets under management at period end (in billions)	$1,198	$1,274	$1,141	$1,198	$1,141

Assets under custody and administration at period end (in trillions)	$25.9	$26.3	$24.4	$25.9	$24.4
Equity securities	28%	31%	29%	28%	29%
Fixed income securities	72%	69%	71%	72%	71%
Cross-border assets at period end (in trillions)	$9.6	$10.1	$8.8	$9.6	$8.8

Market value of securities on loan at period end (in billions) (d)	$250	$273	$279	$250	$279

Average common shares and equivalents outstanding (in thousands):
Basic	1,214,126	1,230,406	1,210,534	1,226,132	1,205,911
Diluted	1,215,527	1,233,710	1,212,684	1,229,042	1,209,688

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended					Nine months ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2011		June 30, 2011		Sept. 30, 2010 (a)	Sept. 30, 2011		Sept. 30, 2010 (a)
Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (b)(e)	6.5	% (f)	6.5	% (f)	N/A	6.5	% (f)	N/A
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)(g)	12.5%		12.6%		10.7%	12.5%		10.7%
Tier 1 capital ratio (g)	14.0%		14.1%		12.2%	14.0%		12.2%
Total (Tier 1 plus Tier 2) capital ratio (g)	16.1%		16.7%		15.8%	16.1%		15.8%
Common shareholders’ equity to total assets ratio (b)	10.5%		11.1%		12.7%	10.5%		12.7%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	5.9%		6.0%		5.3%	5.9%		5.3%

Selected average balances:
Interest-earning assets	$240,253		$209,933		$172,759	$213,641		$167,804
Assets of operations	$298,325		$264,254		$226,378	$268,847		$218,672
Total assets	$311,463		$278,480		$240,325	$282,745		$231,582
Interest-bearing deposits	$125,795		$125,958		$104,033	$122,790		$101,687
Noninterest-bearing deposits	$73,389		$43,038		$33,198	$51,808		$33,718
Total The Bank of New York Mellon Corporation shareholders’ equity	$34,008		$33,464		$31,868	$33,437		$30,691

Other information at period end:
Full-time employees	49,600		48,900		47,700	49,600		47,700
Cash dividends per common share	$0.13		$0.13		$0.09	$0.35		$0.27
Dividend yield (annualized)	2.8%		2.0%		1.4%	2.5%		1.4%
Dividend payout ratio	25%		22%		18%	22%		18%
Closing common stock price per common share	$18.59		$25.62		$26.13	$18.59		$26.13
Market capitalization	$22,543		$31,582		$32,413	$22,543		$32,413

Book value per common share – GAAP (b)	$27.79		$27.46		$25.92	$27.79		$25.92
Tangible book value per common share – Non-GAAP (b)	$10.55		$10.28		$8.59	$10.55		$8.59
Common shares outstanding (in thousands)	1,212,632		1,232,691		1,240,454	1,212,632		1,240,454

(a)	Presented on a continuing operations basis.
(b)	See Supplemental Information beginning on page 49 for a calculation of these ratios.
(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of noncontrolling interests.
(d)	Represents the securities on loan managed by the Investment Services business.
(e)	Our estimated Basel III Tier I common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the near future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(f)	Restated to reflect updated guidelines issued in October 2011.
(g)	Determined under Basel I regulatory guidelines. The three-month and nine-month periods ended Sept. 30, 2010 include discontinued operations.

BNY Mellon 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company,” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries, while references to the “Parent” refer solely to The Bank of New York Mellon Corporation, the parent company.

Certain business terms used in this document are defined in the glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2010 (“2010 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section entitled “Forward-looking Statements.”

How we reported results

Information for all periods in 2010 in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. For a discussion of discontinued operations, see Note 4 to the Notes to Consolidated Financial Statements.

Throughout this Form 10-Q, certain measures, which are noted, exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 49 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses,

Investment Management and Investment Services. The realignment reflects management’s approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses as well as the Cash Management business previously included in the former Treasury Services business. The credit-related activities, which were previously included in the former Treasury Services business, are now included in the Other segment. The income statement has been changed to reflect this realignment as follows:

•	Investment management and performance fees consist of the former asset and wealth management fee revenue; and
•	Investment services fees consist of the former securities servicing fees, including asset servicing, issuer services, clearing services, as well as treasury services fee revenue.

All prior periods were reclassified. The reclassifications did not affect the results of operations.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a leading manager and servicer of financial assets globally, operating in 36 countries and serving more than 100 markets. Our global client base consists of the world’s largest financial institutions, corporations, government agencies, high-net-worth individuals, families, endowments and foundations and related entities. At Sept. 30, 2011, we had $25.9 trillion in assets under custody and administration and $1.2 trillion in assets under management, serviced $11.9 trillion in outstanding debt and, on average, processed $1.6 trillion of global payments per day.

BNY Mellon’s businesses benefit from the global growth in financial assets and from the globalization of the investment process. Over the long term, our financial goals are focused on deploying capital to accelerate the long-term growth of our businesses

4    BNY Mellon

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

Third quarter 2011 event

Change in executive management

Effective Aug. 31, 2011, Robert P. Kelly stepped down as chairman, chief executive officer and director by mutual agreement with the Board of Directors, due to differences in approach to managing the Company. Also effective on Aug. 31, 2011, Gerald L. Hassell, BNY Mellon’s president and a board member since 1998, was appointed chairman and chief executive officer of the Company.

Highlights of third quarter 2011 results

We reported net income applicable to common shareholders of BNY Mellon of $651 million, or $0.53 per diluted common share, in the third quarter of 2011 compared with $622 million, or $0.51 per diluted common share, in the third quarter of 2010 and $735 million, or $0.59 per diluted common share, in the second quarter of 2011.

Highlights for the third quarter of 2011 include:

•

Assets under custody and administration (“AUC”) totaled $25.9 trillion at Sept. 30, 2011 compared with $26.3 trillion at June 30, 2011 and $24.4 trillion at Sept. 30, 2010. This represents an increase of 6% compared with the prior year and a decrease of 2% sequentially. The year-over-year increase reflects net new business. The sequential decrease primarily reflects lower equity market values, partially offset by net new business. (See the Investment Services business on page 23).

•

Assets under management (“AUM”), excluding securities lending assets, totaled $1.20 trillion at Sept. 30, 2011 compared with $1.27 trillion at June 30, 2011 and $1.14 trillion at Sept. 30, 2010. This represents an increase of 5% compared with the prior year and a decrease of 6% sequentially. The year-over-year increase reflects net new business. On a sequential basis, long-term inflows were more than offset by lower equity markets and short-term outflows. (See the Investment Management business on page 20).

•

Investment services fees totaled $1.8 billion in the third quarter of 2011 compared with $1.6 billion in the third quarter of 2010. The increase primarily resulted from seasonally higher Depositary Receipts revenue, which had traditionally been generated in the fourth quarter and net new business, partially offset by higher money market fee waivers. (See the Investment Services business on page 23).

•

Investment management and performance fees totaled $729 million in the third quarter of 2011 compared with $696 million in the third quarter of 2010. The increase was driven by net new business and higher average equity markets, partially offset by higher money market fee waivers. (See the Investment Management business beginning on page 20).

•

Foreign exchange and other trading revenue totaled $194 million in the third quarter of 2011 compared with $146 million in the third quarter of 2010. In the third quarter of 2011, foreign exchange revenue totaled $221 million, an increase of 38% compared with the third quarter of 2010, driven by increased volatility and higher volumes. Other trading revenue was a loss of $27 million in the third quarter of 2011 compared with a loss of $14 million in the third quarter of 2010. The decrease was primarily driven by the $40 million net impact of wider credit spreads on the credit valuation adjustment (“CVA”), recorded in the third quarter of 2011. (See Fee and other revenue beginning on page 7).

•

Investment income and other revenue totaled $89 million in the third quarter of 2011 compared with $97 million in the third quarter of 2010. The decrease primarily resulted from mark-to-market losses on seed capital, partially offset by gains related to loans held-for-sale retained from a previously divested bank subsidiary. (See Fee and other revenue beginning on page 7).

BNY Mellon    5

•

Net interest revenue totaled $775 million in the third quarter of 2011 compared with $718 million in the third quarter of 2010. The increase was primarily driven by growth in client deposits which were invested in short-term, low-yielding assets, and the increase in the securities portfolio. The net interest margin (FTE) for the third quarter of 2011 was 1.30% compared with 1.67% in the third quarter of 2010. The decline reflects the increase in client deposits, which were invested in short-term, low-yielding assets, partially offset by the increase in the securities portfolio. (See Net interest revenue beginning on page 11).

•

The provision for credit losses was a credit of $22 million in the third quarter of 2011 compared with a credit of $22 million in the third quarter of 2010. The credit in the provision in the third quarter of 2011 primarily resulted from an improvement in the loan portfolio and a decline in criticized assets. (See Asset quality and allowance for credit losses beginning on page 35).

•

Noninterest expense totaled $2.8 billion in the third quarter of 2011 compared with $2.6 billion in the third quarter of 2010. The third quarter of 2011 included $80 million of litigation expense and a $22 million charge as a result of a change in executive management. The increase also reflects higher variable expenses in support of revenue growth and higher legal costs. (See Noninterest expense beginning on page 14).

•

Unrealized net of tax gain on our total investment securities portfolio was $461 million at Sept. 30, 2011 compared with $408 million at June 30, 2011. The improvement in the valuation of the investment securities portfolio was driven by a decline in interest rates. (See Investment securities beginning on page 31).

•

At Sept. 30, 2011, our estimated Basel III Tier 1 common equity ratio was 6.5%, compared with 6.5% at June 30, 2011. The ratio was impacted by earnings in the third quarter of 2011, which were offset by share repurchases and higher risk-weighted assets primarily driven by balance sheet growth.

•

We generated $718 million of Basel I Tier 1 common equity in the third quarter of 2011, primarily driven by earnings. Our Basel I Tier 1 capital ratio was 14.0% at Sept. 30, 2011 compared with 14.1% at June 30, 2011. (See Capital beginning on page 44).

•

In the third quarter of 2011, we repurchased 20.4 million common shares in the open market at an average price of $22.63 per share for a total of $462 million. In the first nine months of 2011, we repurchased 31.3 million common shares.

6    BNY Mellon

Fee and other revenue

Fee and other revenue				3Q11 vs.		Year-to-date		YTD11
(dollars in millions, unless otherwise noted)	3Q11	2Q11	3Q10	3Q10	2Q11	2011	2010	vs. YTD10
Investment services fees:
Asset servicing (a)	$928	$980	$870	7%	(5)%	$2,831	$2,175	30%
Issuer services	442	365	364	21	21	1,158	1,051	10
Clearing services	297	292	252	18	2	881	727	21
Treasury services	127	127	132	(4)	-	382	388	(2)
Total investment services fees	1,794	1,764	1,618	11	2	5,252	4,341	21
Investment management and performance fees	729	779	696	5	(6)	2,272	2,068	10
Foreign exchange and other trading revenue	194	222	146	33	(13)	614	628	(2)
Distribution and servicing	43	49	56	(23)	(12)	145	155	(6)
Financing-related fees	40	49	49	(18)	(18)	132	147	(10)
Investment income	57	71	64	(11)	(20)	195	244	(20)
Other	32	74	33	(3)	(57)	120	143	(16)
Total fee revenue	2,889	3,008	2,662	9	(4)	8,730	7,726	13
Net securities gains (losses)	(2)	48	6	N/M	N/M	51	26	N/M
Total fee and other revenue	$2,887	$3,056	$2,668	8%	(6)%	$8,781	$7,752	13%

Fee revenue as a percent of total revenue excluding net securities gains (losses)	78%	79%	78%			78%	77%

Market value of AUM at period end (in billions)	$1,198	$1,274	$1,141	5%	(6)%	$1,198	$1,141	5%
Market value of AUC and administration at period end (in trillions)	$25.9	$26.3	$24.4	6%	(2)%	$25.9	$24.4	6%

(a)	Asset servicing fees include securities lending revenue of $41 million in the third quarter of 2011, $62 million in the second quarter of 2011, $37 million in the third quarter of 2010, $140 million in the first nine months of 2011 and $113 million in the first nine months of 2010.
N/M	– Not meaningful.

Fee revenue

Fee revenue increased 9% year-over-year and decreased 4% (unannualized) sequentially. The year-over-year increase primarily reflects seasonally higher Depositary Receipts revenue, higher foreign exchange volumes and volatility, and net new business, partially offset by higher money market fee waivers due to lower rates and shortened maturities in our money market funds. The sequential decrease primarily reflects lower market values and higher money market fee waivers, lower gains on loans held-for-sale retained from a previously divested bank subsidiary and the impact of credit spreads on the CVA, partially offset by higher Depositary Receipts revenue and new business.

Investment services fees

Investment services fees were impacted by the following, compared with the third quarter of 2010 and second quarter of 2011:

•	Asset servicing fees were $928 million, an increase of 7% year-over-year and a decrease of 5% (unannualized) sequentially. The year-over-

year increase was primarily driven by net new business. The sequential decrease reflects seasonally lower securities lending revenue and the impact of lower equity market values, partially offset by net new business.

•

Issuer services fees were $442 million, an increase of 21% both year-over-year and (unannualized) sequentially. The year-over-year and sequential increases primarily resulted from seasonally higher Depositary Receipts revenue, which had traditionally been generated in the fourth quarter. Both increases also reflect net new business, partially offset by lower revenue in our Shareowner Services and Corporate Trust businesses.

•

Clearing services fees were $297 million, an increase of 18% year-over-year and 2% (unannualized) sequentially. The year-over-year increase reflects net new business, growth in mutual fund assets and positions and a 29% increase in daily average revenue trades (“DARTS”), partially offset by higher money market fee waivers. Sequentially, higher cash management fund balances and a 6% increase in DARTS were partially offset by higher money market fee waivers.

BNY Mellon    7

•	Treasury services fees were $127 million, a decrease of 4% year-over-year and unchanged sequentially. The year-over-year decrease was primarily driven by lower capital markets fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $729 million in the third quarter of 2011, an increase of 5% year-over-year and a decrease of 6% (unannualized) sequentially. The year-over-year increase was driven by net new business and higher average equity markets, partially offset by higher money market fee waivers. The sequential decrease primarily reflects lower period-end and average equity market values and higher money market fee waivers, partially offset by net new business. Performance fees were $11 million in the third quarter of 2011 compared with $16 million in the third quarter of 2010 and $18 million in the second quarter of 2011.

Total AUM for the Investment Management business was $1.20 trillion at Sept. 30, 2011 compared with $1.27 trillion at June 30, 2011 and $1.14 trillion at Sept. 30, 2010. The year-over-year increase reflects net new business. On a sequential basis, long-term inflows were more than offset by lower equity markets and short-term outflows. The S&P 500 Index was 1131 at Sept. 30, 2011 compared with 1321 at June 30, 2011 (a 14% decrease) and 1141 at Sept. 30, 2010.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q11	2Q11	3Q10	2011	2010
Foreign exchange	$221	$184	$160	$578	$581
Fixed income	(21)	28	(7)	24	41
Credit derivatives (a)	1	(1)	(6)	(1)	(4)
Other	(7)	11	(1)	13	10
Total	$194	$222	$146	$614	$628

(a)	Used as economic hedges of loans.

Foreign exchange and other trading revenue was $194 million in the third quarter of 2011 compared with $146 million in the third quarter of 2010 and

$222 million in the second quarter of 2011. In the third quarter of 2011, foreign exchange revenue totaled $221 million, an increase of 38% year-over-year and 20% (unannualized) sequentially. Both increases resulted from increased volatility. The year-over-year increase also reflects higher volumes, while sequentially, volumes were steady. Other trading revenue was a loss of $27 million in the third quarter of 2011 compared with a loss of $14 million in the third quarter of 2010 and revenue of $38 million in the second quarter of 2011. The decreases were primarily driven by the $40 million net impact of wider credit spreads on the CVA, recorded in the third quarter of 2011. Foreign exchange revenue is primarily reported in the Investment Services business. Other trading revenue is primarily reported in the Other segment.

The foreign exchange trading engaged in by the Company generates revenues, which are influenced by the volume of client transactions and the spread realized on these transactions. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades is undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate plus a pre-negotiated spread. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction program provides custody

8    BNY Mellon

clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions not otherwise eligible for a more favorable rate or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. Our custody clients choose to use third party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar equivalent volume foreign exchange transactions.

We typically price negotiated trades for our custody clients at a spread over our estimation of the current market rate for a particular currency or based on an agreed third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range”. Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. For the nine months ended Sept. 30, 2011, our total revenue for all types of foreign exchange trading transactions was $578 million, which is approximately 5% of our total revenue. Of that 5%, consistent with the second quarter of 2011, approximately 40% resulted from foreign exchange transactions undertaken through our standing instruction program.

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

Distribution and servicing fee revenue decreased $13 million compared with the third quarter of 2010 and $6 million compared with the second quarter of 2011. Both decreases primarily reflect increased money market fee waivers as well as equity market changes. The impact of distribution and servicing fees on income in any one period is partially offset by distribution and servicing expense paid to other financial intermediaries to cover their cost for distribution and servicing of mutual funds. Distribution and servicing expense is recorded as noninterest expense on the income statement.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees decreased $9 million both year-over-year and sequentially. Both decreases were primarily driven by lower capital markets fees.

Investment income

Investment income				Year-to-date
(in millions)	3Q11	2Q11	3Q10	2011	2010
Corporate/bank-owned life insurance	$40	$42	$39	$119	$112
Lease residual gains (losses)	14	(5)	1	22	67
Equity investment income	12	19	9	36	41
Private equity gains (losses)	(7)	12	8	15	19
Seed capital gains (losses)	(2)	3	7	3	5
Total investment income	$57	$71	$64	$195	$244

Investment income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments and private equity investments, and equity investment income. The decrease, compared with the third quarter of 2010, resulted from private equity and seed capital losses, offset in part by higher lease residual gains. The decrease, compared with the second quarter of 2011, reflects private equity losses and lower equity investment income, partially offset by higher lease residual gains.

Other revenue

Other revenue				Year-to-date
(in millions)	3Q11	2Q11	3Q10	2011	2010
Asset-related gains	$28	$66	$11	$108	$17
Expense reimbursements from joint ventures	11	8	10	28	28
Economic value payments	1	1	3	4	3
Other income (loss)	(8)	(1)	9	(20)	95
Total other revenue	$32	$74	$33	$120	$143

Other revenue includes asset-related gains, expense reimbursements from joint ventures, economic value

BNY Mellon    9

payments and other income (loss). Asset-related gains include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Economic value payments relate to deposits from the acquisition of Global Investment Servicing (“GIS”) on July 1, 2010 that have not yet transferred to BNY Mellon. Other income (loss) primarily includes foreign currency translation, other investments and various miscellaneous revenues.

Total other revenue decreased $1 million in the third quarter of 2011 compared with the third quarter of 2010 and decreased $42 million compared with the second quarter of 2011. The sequential decrease primarily resulted from lower gains related to loans held-for-sale retained from a previously divested bank subsidiary.

Net securities gains (losses)

Net securities losses totaled $2 million in the third quarter of 2011, compared with gains of $6 million in the third quarter of 2010 and gains of $48 million in the second quarter of 2011. In the third quarter of 2011, $3 million of gains on sales of U.S. Treasury securities were more than offset by $6 million of impairment charges on European floating rate notes, subprime and Alt-A securities.

The following table details net securities gains by type of security. See “Consolidated balance sheet review” for further information on the investment securities portfolio.

Net securities gains (losses)
(in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
U.S. Treasury	$3	$41	$-	$44	$15
Agency RMBS	-	8	-	8	14
Alt-A RMBS	(1)	(1)	-	3	(13)
Prime RMBS	-	-	-	9	-
Subprime RMBS	(1)	(6)	-	(13)	-
European floating rate notes	(4)	(12)	(3)	(19)	(3)
Other	1	18	9	19	13
Net securities gains (losses)	$(2)	$48	$6	$51	$26

Year-to-date 2011 compared with year-to-date 2010

Fee and other revenue for the first nine months of 2011 totaled $8.8 billion compared with $7.8 billion in the first nine months of 2010. The increase primarily reflects the impact of the acquisitions of GIS and BHF Asset Servicing GmbH (“BAS”) on Aug. 2, 2010 (collectively, “the Acquisitions”), net new business, higher Depositary Receipts revenue, and higher securities lending revenue, offset in part by lower investment and other income, lower financing-related fees as well as lower foreign exchange and other trading revenue.

The increase in investment services fees reflects the impact of the Acquisitions, net new business and seasonally higher Depositary Receipts revenue. The first nine months of 2011 includes Depositary Receipts revenue which had traditionally been generated in the fourth quarter. The increase in investment management and performance fees reflects net new business and higher market values, offset in part by higher money market fee waivers. The decrease in foreign exchange and other trading revenue was driven by lower other trading revenue resulting from the impact of wider credit spreads on the CVA. The decrease in investment income reflects lower lease residual gains. The decrease in other revenue in the first nine months of 2011 reflects lower foreign currency translation gains, partially offset by gains on loans held-for-sale retained from a previously divested banking subsidiary. The lower financing-related fees were driven by lower credit-related fees. Net securities gains (losses) increased $25 million in the first nine months of 2011 compared with the first nine months of 2010.

10    BNY Mellon

Net interest revenue

Net interest revenue										YTD11
				3Q11 vs.				Year-to-date		vs.
(dollars in millions)	3Q11	2Q11	3Q10	3Q10		2Q11		2011	2010	YTD10
Net interest revenue (non-FTE)	$775	$731	$718	8%		6%		$2,204	$2,205	-%
Tax equivalent adjustment	7	6	5	N/M		N/M		17	15	N/M
Net interest revenue (FTE) – Non-GAAP	$782	$737	$723	8%		6%		$2,221	$2,220	-%
Average interest-earning assets	$240,253	$209,933	$172,759	39%		14%		$213,641	$167,804	27%
Net interest margin (FTE)	1.30%	1.41%	1.67%	(37	)bps	(11	)bps	1.39%	1.77%	(38	)bps

N/M – Not meaningful.

bps – basis points.

Net interest revenue totaled $775 million in the third quarter of 2011 compared with $718 million in the third quarter of 2010 and $731 million in the second quarter of 2011. The increase in net interest revenue compared with both prior periods was primarily driven by the increase in client deposits, which were invested in short-term, low-yielding assets, and the increase in the securities portfolio.

The net interest margin (FTE) was 1.30% in the third quarter of 2011 compared with 1.67% in the third quarter of 2010 and 1.41% in the second quarter of 2011. The declines in the net interest margin primarily reflect the increase in client deposits, which were invested in short-term, low-yielding assets, partially offset by the increase in the securities portfolio.

Year-to-date 2011 compared with year-to-date 2010

Net interest revenue totaled $2.2 billion in both the first nine months of 2011 and 2010. Compared with the first nine months of 2010, growth in client deposits and the securities portfolio offset the impact of lower spreads resulting from the low interest rate environment. The net interest margin (FTE) was 1.39% in the first nine months of 2011, compared with 1.77% in the first nine months of 2010. The decline primarily reflects tighter spreads and the investment of client deposits in short-term, low-yielding assets.

BNY Mellon    11

Average balances and interest rates

Average balances and interest rates	Quarter ended
	Sept. 30, 2011		June 30, 2011		Sept. 30, 2010
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$60,412	1.00%	$59,291	0.98%	$60,431	0.83%
Interest-bearing deposits held at the Federal Reserve and other central banks	61,115	0.31	34,078	0.32	9,813	0.40
Federal funds sold and securities purchased under resale agreements	4,865	0.71	4,577	0.46	4,559	0.46
Margin loans	9,379	1.34	9,508	1.34	6,269	1.47
Non-margin loans:
Domestic offices	21,583	2.43	21,093	2.54	21,072	2.74
Foreign offices	9,527	1.52	9,727	1.53	9,428	1.61

Total non-margin loans	31,110	2.15	30,820	2.24	30,500	2.39
Securities:
U.S. government obligations	14,079	1.57	14,337	1.63	7,229	1.63
U.S. government agency obligations	20,998	2.93	20,466	3.09	20,074	3.29
State and political subdivisions – tax exempt	1,611	4.13	934	5.32	615	6.43
Other securities	34,175	3.30	33,045	3.25	30,075	3.86
Trading securities	2,509	2.62	2,877	2.44	3,194	2.57

Total securities	73,372	2.86	71,659	2.87	61,187	3.36

Total interest-earning assets	240,253	1.55%	209,933	1.70%	172,759	1.99%
Allowance for loan losses	(437)		(463)		(538)
Cash and due from banks	5,204		4,325		3,903
Other assets	53,305		50,459		50,007
Assets of discontinued operations	-		-		247
Assets of consolidated investment management funds	13,138		14,226		13,947
Total assets	$311,463		$278,480		$240,325
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts (a)	$4,532	0.35%	$4,029	0.41%	$4,466	0.52%
Savings	1,692	0.15	1,646	0.16	1,389	0.26
Certificates of deposit of $100,000 & over	394	0.05	369	0.05	214	0.11
Other time deposits (a)	35,597	0.07	34,484	0.08	27,440	0.07
Foreign offices	83,580	0.26	85,430	0.26	70,524	0.13

Total interest-bearing deposits	125,795	0.21	125,958	0.22	104,033	0.13
Federal funds purchased and securities sold under repurchase agreements	10,164	0.03	10,894	0.06	5,984	0.09
Trading liabilities	1,911	0.39	1,524	1.09	1,961	1.57
Other borrowed funds	2,256	1.50	1,877	2.04	2,068	1.74
Payables to customers and broker-dealers	7,692	0.10	6,843	0.09	6,910	0.08
Long-term debt	18,256	1.60	17,380	1.63	16,798	2.04

Total interest-bearing liabilities	166,074	0.37%	164,476	0.38%	137,754	0.41%
Total noninterest-bearing deposits	73,389		43,038		33,198
Other liabilities	25,462		23,694		23,770
Liabilities of discontinued operations	-		-		247
Liabilities and obligations of consolidated investment management funds	11,728		12,966		12,778
Total liabilities	276,653		244,174		207,747
Temporary equity
Redeemable noncontrolling interests	61		65		27
Permanent equity
Total BNY Mellon shareholders’ equity	34,008		33,464		31,868
Noncontrolling interests	-		-		19
Noncontrolling interests of consolidated investment management funds	741		777		664
Total permanent equity	34,749		34,241		32,551
Total liabilities, temporary equity and permanent equity	$311,463		$278,480		$240,325
Net interest margin – Taxable equivalent basis		1.30%		1.41%		1.67%
(a)	In the second quarter of 2011, certain Money market rate accounts were reclassified to Other time deposits. All prior periods have been restated.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Average balances and interest rates	Nine months ended
	Sept. 30, 2011		Sept. 30, 2010
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$59,124	0.96%	$55,674	0.89%
Interest-bearing deposits held at the Federal Reserve and other central banks	38,671	0.31	13,399	0.35
Federal funds sold and securities under resale agreements	4,653	0.56	4,359	0.60
Margin loans	8,798	1.38	5,769	1.48
Non-margin loans:
Domestic offices	21,509	2.51	20,440	2.92
Foreign offices	9,495	1.50	9,683	1.59

Total non-margin loans	31,004	2.20	30,123	2.49
Securities:
U.S. government obligations	13,759	1.60	6,666	1.50
U.S. government agency obligations	20,564	3.01	19,714	3.45
State and political subdivisions – tax exempt	1,038	4.88	641	6.47
Other securities	33,006	3.34	28,781	4.06
Trading securities	3,024	2.49	2,678	2.57

Total securities	71,391	2.89	58,480	3.52

Total interest-earning assets	213,641	1.68%	167,804	2.06%
Allowance for loan losses	(465)		(519)
Cash and due from banks	4,543		3,698
Other assets	51,128		47,223
Assets of discontinued operations	-		466
Assets of consolidated investment management funds	13,898		12,910
Total assets	$282,745		$231,582
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts (a)	$4,656	0.37%	$3,846	0.48%
Savings	1,646	0.16	1,383	0.27
Certificates of deposit of $100,000 & over	354	0.05	396	0.20
Other time deposits (a)	33,982	0.09	25,856	0.08
Foreign offices	82,152	0.24	70,206	0.11

Total interest-bearing deposits	122,790	0.20	101,687	0.12
Federal funds purchased and securities sold under repurchase agreements	8,762	0.05	4,715	0.12
Trading liabilities	2,063	0.89	1,605	1.41
Other borrowed funds	1,986	2.03	2,085	2.27
Payables to customers and broker-dealers	7,082	0.10	6,628	0.08
Long-term debt	17,555	1.70	16,689	1.76

Total interest-bearing liabilities	160,238	0.38%	133,409	0.37%
Total noninterest-bearing deposits	51,808		33,718
Other liabilities	23,848		20,766
Liabilities of discontinued operations	-		466
Liabilities and obligations of consolidated investment management funds	12,598		11,792
Total liabilities	248,492		200,151
Temporary equity
Redeemable noncontrolling interests	67		13
Permanent equity
Total BNY Mellon shareholders’ equity	33,437		30,691
Noncontrolling interests	3		20
Noncontrolling interests of consolidated investment management funds	746		707
Total permanent equity	34,186		31,418
Total liabilities, temporary equity and permanent equity	$282,745		$231,582
Net interest margin – Taxable equivalent basis		1.39%		1.77%
(a)	In the second quarter of 2011, certain Money market rate accounts were reclassified to Other time deposits. All prior periods have been restated.
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    13

Noninterest expense

Noninterest expense								YTD11
				3Q11 vs.		Year-to-date		vs.
(dollars in millions)	3Q11	2Q11	3Q10	3Q10	2Q11	2011	2010	YTD10
Staff:
Compensation	$903	$903	$850	6%	-%	$2,682	$2,366	13%
Incentives	328	328	289	13	-	981	845	16
Employee benefits	226	232	205	10	(3)	681	587	16
Total staff	1,457	1,463	1,344	8	-	4,344	3,798	14
Professional, legal and other purchased services	311	301	282	10	3	895	779	15
Net occupancy	151	161	150	1	(6)	465	430	8
Software	113	121	108	5	(7)	356	293	22
Distribution and servicing	100	109	94	6	(8)	320	273	17
Sub-custodian	80	88	60	33	(9)	236	177	33
Furniture and equipment	80	82	79	1	(2)	246	225	9
Business development	57	73	63	(10)	(22)	186	183	2
Other	304	292	249	22	4	873	636	37
Subtotal	2,653	2,690	2,429	9	(1)	7,921	6,794	17
Amortization of intangible assets	106	108	111	(5)	(2)	322	306	5
Restructuring charges	(5)	(7)	15	N/M	N/M	(18)	7	N/M
M&I expenses	17	25	56	(70)	(32)	59	96	(39)
Special litigation reserves	N/A	N/A	N/A	N/M	N/M	N/A	164	N/M
Total noninterest expense	$2,771	$2,816	$2,611	6%	(2)%	$8,284	$7,367	12%
Total staff expense as a percent of total revenue	39%	38%	39%			39%	38%
Employees at period end	49,600	48,900	47,700	4%	1%	49,600	47,700	4%

N/A – Not applicable.

N/M – Not meaningful.

Total noninterest expense increased $160 million compared with the third quarter of 2010 and decreased $45 million compared with the second quarter of 2011. Excluding amortization of intangible assets, restructuring charges and merger and integration expenses (“M&I”), noninterest expense increased $224 million year-over-year and decreased $37 million sequentially. The third quarter of 2011 included $80 million of litigation expense and a $22 million charge as a result of a change in executive management. The year-over-year increase also reflects higher incentives and variable expenses in support of revenue growth, as well as higher legal costs, partially offset by state investment tax credits. Additionally, the sequential decrease primarily resulted from lower benefits and business development expenses, and state investment tax credits.

Staff expense

Given our mix of fee-based businesses, which are staffed with high quality professionals, staff expense comprised 55% of total noninterest expense in the third quarter of 2011, excluding amortization of intangible assets, restructuring charges and M&I expenses.

The increase in staff expense compared with the third quarter of 2010 primarily reflects higher incentives, the annual employee merit increase effective in the second quarter of 2011, and a $22 million charge as a result of a change in executive management. The sequential decrease resulted from lower employee benefits, compensation and incentive expenses, which were primarily offset by the previously mentioned charge resulting from a change in executive management.

Non-staff expense

Non-staff expense includes certain expenses that vary with the levels of business activity and levels of expensed business investments, fixed infrastructure costs and expenses associated with corporate activities related to technology, compliance, productivity initiatives and corporate development.

Non-staff expense, excluding amortization of intangible assets, restructuring charges and M&I expenses, totaled $1.2 billion in the third quarter of 2011 compared with $1.1 billion in the third quarter of 2010 and $1.2 billion in the second quarter of 2011. The year-over-year increase primarily reflects higher litigation expense and legal costs and increased variable expenses in support of revenue growth, partially offset by state investment tax

14    BNY Mellon

credits. Non-staff expense decreased in the third quarter of 2011 compared with the second quarter of 2011, driven by state investment tax credits, lower business development expenses and lower variable costs, partially offset by higher litigation expense.

Given the severity of the economic downturn, the financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate litigation costs to continue to exceed historic trend levels. For additional information on litigation matters, see Note 18 of the Notes to Consolidated Financial Statements.

In August 2011, we announced an expense reduction initiative impacting approximately 1,500 positions or approximately 3% of our global workforce. We are also developing additional initiatives to increase productivity and reduce the growth rate of expenses. We expect to lessen any impact of the reductions on current staff by taking advantage of natural turnover, freezing hiring across much of the Company and reducing the use of temporary workers, consultants and contractors. We continue to evaluate the impact of our efficiency initiatives, and we expect they will result in a restructuring charge in the fourth quarter.

In the third quarter of 2011, we incurred $17 million of M&I expenses primarily related to the integration of the Acquisitions.

Year-to-date 2011 compared with year-to-date 2010

Noninterest expense in the first nine months of 2011 increased $917 million, or 12% compared with the first nine months of 2010. The increase primarily reflects the impact of the Acquisitions, higher incentives driven by new business, higher litigation expense and legal costs, as well as higher pension and healthcare and volume-related expenses.

Income taxes

The effective tax rate for the third quarter of 2011 was 29.7% compared with an effective tax rate of 26.4% on a continuing operations basis in the third quarter of 2010 and an effective tax rate of 26.9% in the second quarter of 2011. Adjusted for the impact of the consolidated investment management funds, the effective tax rate on an operating basis (Non-GAAP) was 29.0% in the third quarter of 2011, compared with 28.2% in the third quarter of 2010 and 30.0% in the second quarter of 2011. See the Supplemental information section beginning on page 49 for additional information.

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses, and the Other segment.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses, and the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

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

BNY Mellon    15

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

The results of our businesses in the third quarter of 2011 compared with the third quarter of 2010 and second quarter of 2011 reflect seasonally higher Depositary Receipts revenue, net new business, changes in equity and fixed income market values, higher foreign exchange fee revenue and the adverse impact of the low interest rate environment.

Fee and other revenue, which increased year-over-year and decreased sequentially, was impacted by the factors mentioned above.

Net interest revenue both year-over-year and sequentially was impacted by higher average customer deposits, partially offset by the impact of low interest rates.

Noninterest expense increased year-over-year and decreased sequentially. The year-over-year increase reflects higher litigation expense and a charge as a result of a change in executive management, partially offset by state investment tax credits. The sequential decrease primarily resulted from lower benefits and business development expenses and state investment tax credits, partially offset by higher litigation expense and the previously mentioned charge as a result of a change in executive management.

Net securities gains (losses) and restructuring charges are recorded in the Other segment. In addition, M&I expenses are a corporate level item and are therefore recorded in the Other segment.

Fee revenue in Investment Management and to a lesser extent Investment Services is impacted by the value of market indices.

The following table presents the value of certain market indices at period end and on an average basis.

Market indices										YTD11
						3Q11 vs.		Year-to-date		vs.
	3Q10	4Q10	1Q11	2Q11	3Q11	3Q10	2Q11	2011	2010	YTD10
S&P 500 Index (a)	1141	1258	1326	1321	1131	(1)%	(14)%	1131	1141	(1)%
S&P 500 Index – daily average	1095	1204	1302	1318	1227	12	(7)	1282	1118	15
FTSE 100 Index (a)	5549	5900	5909	5946	5128	(8)	(14)	5128	5549	(8)
FTSE 100 Index-daily average	5312	5760	5945	5906	5470	3	(7)	5767	5368	7
Barclay’s Capital Aggregate Bondsm Index (a)	329	323	328	341	346	5	1	346	329	5
MSCI EAFE® Index (a)	1561	1658	1703	1708	1373	(12)	(20)	1373	1561	(12)
NYSE and NASDAQ Share Volume (in billions)	233	219	225	213	250	7	17	688	778	(12)

(a)	Period end.

The period end S&P 500 Index decreased 14% sequentially and 1% year-over-year. The period end FTSE 100 Index decreased 14% sequentially and 8% year-over-year. On a daily average basis, the S&P 500 Index decreased 7% sequentially and increased 12% year-over-year while the FTSE 100 Index decreased 7% sequentially and increased 3% year-over-year.

At Sept. 30, 2011, using the S&P 500 Index as a proxy for global equity markets, we estimate that a 100 point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1 to 2% and fully diluted earnings per common share on a continuing operations basis by $0.06-$0.07. If the global equity markets over- or under-perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

16    BNY Mellon

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$760	(a)	$2,069	$77	$2,906 (a)
Net interest revenue	51		679	45	775
Total revenue	811		2,748	122	3,681
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	678		1,953	140	2,771
Income (loss) before taxes	$133	(a)	$795	$4	$932 (a)
Pre-tax operating margin (b)	17%		29%	N/M	25%
Average assets	$36,950		$224,131	$50,382	$311,463
Excluding amortization of intangible assets:
Noninterest expense	$625		$1,901	$139	$2,665
Income before taxes	186		847	5	1,038
Pre-tax operating margin (b)	23%		31%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the third quarter of 2011 include income from consolidated investment management funds of $32 million, net of noncontrolling interests of $13 million, for a net impact of $19 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$865	(a)	$2,018	$215	$3,098	(a)
Net interest revenue	47		668	16	731
Total revenue	912		2,686	231	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	696		1,891	229	2,816
Income (loss) before taxes	$215	(a)	$795	$3	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,742		$193,498	$48,240	$278,480
Excluding amortization of intangible assets:
Noninterest expense	$643		$1,837	$228	$2,708
Income before taxes	268		849	4	1,121
Pre-tax operating margin (b)	29%		32%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the second quarter of 2011 include income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended March 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$870	(a)	$1,950	$84	$2,904	(a)
Net interest revenue	53		639	6	698
Total revenue	923		2,589	90	3,602
Provision for credit losses	-		-	-	-
Noninterest expense	685		1,816	196	2,697
Income (loss) before taxes	$238	(a)	$773	$(106)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,318		$178,752	$41,628	$257,698
Excluding amortization of intangible assets:
Noninterest expense	$630		$1,763	$196	$2,589
Income (loss) before taxes	293		826	(106)	1,013
Pre-tax operating margin (b)	32%		32%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the first quarter of 2011 include income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million, for a net impact of $66 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    17

For the quarter ended Dec. 31, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$899	(a)	$2,010	$108	$3,017	(a)
Net interest revenue	50		598	72	720
Total revenue	949		2,608	180	3,737
Provision for credit losses	2		-	(24)	(22)
Noninterest expense	728		1,813	262	2,803
Income (loss) before taxes	$219	(a)	$795	$(58)	$956	(a)
Pre-tax operating margin (b)	23%		30%	N/M	26%
Average assets	$37,648		$176,719	$41,819	$256,186	(c)
Excluding amortization of intangible assets:
Noninterest expense	$667		$1,760	$261	$2,688
Income (loss) before taxes	280		848	(57)	1,071
Pre-tax operating margin (b)	29%		33%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the fourth quarter of 2010 include income from consolidated investment management funds of $59 million, net of noncontrolling interests of $14 million, for a net impact of $45 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $223 million for the fourth quarter of 2010, consolidated average assets were $256,409 million.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$793	(a)	$1,865	$59	$2,717	(a)
Net interest revenue	50		589	79	718
Total revenue	843		2,454	138	3,435
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	683		1,683	245	2,611
Income (loss) before taxes	$160	(a)	$771	$(85)	$846	(a)
Pre-tax operating margin (b)	19%		31%	N/M	25%
Average assets	$36,197		$160,597	$43,284	$240,078	(c)
Excluding amortization of intangible assets:
Noninterest expense	$624		$1,631	$245	$2,500
Income (loss) before taxes	219		823	(85)	957
Pre-tax operating margin (b)	26%		34%	N/M	28%

(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 include income from consolidated investment management funds of $37 million, net of noncontrolling interests of $(12) million, for a net impact of $49 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.
N/M	– Not meaningful.

18    BNY Mellon

For the nine months ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,495	(a)	$6,037	$376	$8,908 (a)
Net interest revenue	151		1,986	67	2,204
Total revenue	2,646		8,023	443	11,112
Provision for credit losses	1		-	(23)	(22)
Noninterest expense	2,059		5,660	565	8,284
Income (loss) before taxes	$586	(a)	$2,363	$(99)	$2,850 (a)
Pre-tax operating margin (b)	22%		29%	N/M	26%
Average assets	$37,002		$199,402	$46,341	$282,745
Excluding amortization of intangible assets:
Noninterest expense	$1,898		$5,501	$563	$7,962
Income (loss) before taxes	747		2,522	(97)	3,172
Pre-tax operating margin (b)	28%		31%	N/M	29%

(a)	Total fee and other revenue and income before taxes for the first nine months of 2011 include income from consolidated investment management funds of $205 million, net of noncontrolling interests of $78 million, for a net impact of $127 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the nine months ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$2,335	(a)	$5,169	$370	$7,874	(a)
Net interest revenue	155		1,850	200	2,205
Total revenue	2,490		7,019	570	10,079
Provision for credit losses	1		-	32	33
Noninterest expense	1,965		4,702	700	7,367
Income (loss) before taxes	$524	(a)	$2,317	$(162)	$2,679	(a)
Pre-tax operating margin (b)	21%		33%	N/M	27%
Average assets	$34,657		$156,512	$39,947	$231,116	(c)
Excluding amortization of intangible assets:
Noninterest expense	$1,789		$4,573	$699	$7,061
Income (loss) before taxes	700		2,446	(161)	2,985
Pre-tax operating margin (b)	28%		35%	N/M	30%

(a)	Total fee and other revenue and income before taxes for the first nine months of 2010 include income from consolidated investment management funds of $167 million, net of noncontrolling interests of $45 million, for a net impact of $122 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $466 million for the first nine months of 2010, consolidated average assets were $231,582 million.

N/M – Not meaningful.

BNY Mellon    19

Investment Management business

(dollar amounts in millions, unless otherwise noted)						3Q11 vs.		Year-to-date		YTD11 vs.
	3Q10	4Q10	1Q11	2Q11	3Q11	3Q10	2Q11	2011	2010	YTD10
Revenue:
Investment management and performance fees:
Mutual funds	$270	$293	$283	$290	$263	(3)%	(9)%	$836	$773	8%
Institutional clients	282	300	319	319	311	10	(3)	949	841	13
Wealth management	154	157	164	163	156	1	(4)	483	466	4
Performance fees	16	75	17	18	11	(31)	(39)	46	48	(4)
Total investment management and performance fees	722	825	783	790	741	3	(6)	2,314	2,128	9
Distribution and servicing	53	52	51	48	41	(23)	(15)	140	149	(6)
Other (a)	18	22	36	27	(22)	N/M	N/M	41	58	(29)
Total fee and other revenue (a)	793	899	870	865	760	(4)	(12)	2,495	2,335	7
Net interest revenue	50	50	53	47	51	2	9	151	155	(3)
Total revenue	843	949	923	912	811	(4)	(11)	2,646	2,490	6
Provision for credit losses	-	2	-	1	-	N/M	N/M	1	1	N/M
Noninterest expense (ex. amortization of intangible assets)	624	667	630	643	625	-	(3)	1,898	1,789	6
Income before taxes (ex. amortization of intangible assets)	219	280	293	268	186	(15)	(31)	747	700	7
Amortization of intangible assets	59	61	55	53	53	(10)	-	161	176	(9)
Income before taxes	$160	$219	$238	$215	$133	(17)%	(38)%	$586	$524	12%

Pre-tax operating margin	19%	23%	26%	24%	17%			22%	21%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	29%	33%	36%	33%	26%			32%	32%

Metrics:
Changes in market value of AUM (in billions) (c):
Beginning balance	$1,047	$1,141	$1,172	$1,229	$1,274
Net inflows (outflows):
Long-term	11	9	31	32	4
Money market	18	6	(5)	(1)	(15)
Total net inflows (outflows)	29	15	26	31	(11)
Net market/currency impact	65	16	31	14	(65)
Ending balance	$1,141	$1,172	$1,229	$1,274	$1,198	5%	(6)%

AUM at period end, by client type (in billions) (c):
Institutional	$639	$639	$701	$733	$719	13%	(2)%
Mutual funds	418	454	451	462	406	(3)	(12)
Private client	84	79	77	79	73	(13)	(8)
Total AUM	$1,141	$1,172	$1,229	$1,274	$1,198	5%	(6)%

Composition of AUM at period end, by product type (in billions) (c):
Equity securities	$352	$379	$417	$428	$354	1%	(17)%
Fixed income securities	348	342	362	398	419	20	5
Money market	329	332	337	337	321	(2)	(5)
Alternative investments and overlay	112	119	113	111	104	(7)	(6)
Total AUM	$1,141	$1,172	$1,229	$1,274	$1,198	5%	(6)%

Wealth management:
Average loans	$6,520	$6,668	$6,825	$6,884	$6,958	7%	1%	$6,890	$6,391	8%
Average deposits	$8,455	$9,140	$9,272	$8,996	$10,392	23%	16%	$9,558	$7,937	20%

(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See Supplemental information beginning on page 49. Additionally, other revenue includes asset servicing, clearing services and treasury services revenue.
(b)	Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $94 million, $104 million, $110 million, $108 million, $99 million, $317 million and $272 million, respectively.
(c)	Excludes securities lending cash management assets.

N/M – Not meaningful.

20    BNY Mellon

Business description

Our Investment Management business comprises our affiliated investment management boutiques and wealth management business.

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

Through BNY Mellon Wealth Management, we offer a full array of investment management, wealth and estate planning and private banking solutions to help clients protect, grow and transfer their wealth. Clients include high-net-worth individuals and families, charitable gift programs, endowments and foundations and related entities. BNY Mellon Wealth Management is ranked as the nation’s 7th largest wealth manager and 3rd largest private bank.

The results of the Investment Management business are driven by the period-end and average level and mix of assets managed and under custody, the level of activity in client accounts and private banking volumes. Results for this business are also impacted by sales of fee-based products. In addition, performance fees may be generated when the investment performance exceeds various benchmarks and satisfies other criteria. Net interest revenue is determined by loan and deposit volumes and the interest rate spread between customer rates and internal funds transfer rates on loans and deposits. Expenses in this business are mainly driven by staffing costs, incentives, distribution and servicing expense and product distribution costs.

Acquisition of Talon Asset Management

On July 1, 2011, BNY Mellon acquired the wealth management operations of Chicago-based Talon Asset Management (“Talon”). Talon manages more than $800 million in assets for wealthy families and institutions. The acquisition of Talon represents BNY Mellon’s first wealth management office in Chicago, the third largest wealth management market in the U.S.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.20 trillion at Sept. 30, 2011 compared with $1.27 trillion at June 30, 2011 and $1.14 trillion at Sept. 30, 2010. The year-over-year increase resulted from net new business. On a sequential basis, long-term inflows were more than offset by lower equity market values and short-term outflows.

Net long-term inflows were $4 billion and net short-term outflows were $15 billion in the third quarter of 2011. Long-term inflows benefited from strength in fixed income and equity-indexed products.

Revenue generated in the Investment Management business includes 42% from non-U.S. sources in the third quarter of 2011 compared with 38% in the third quarter of 2010 and 41% in the second quarter of 2011.

In the third quarter of 2011, the Investment Management business had pre-tax income of $133 million compared with $160 million in the third quarter of 2010 and $215 million in the second quarter of 2011. Excluding amortization of intangible assets, pre-tax income was $186 million in the third quarter of 2011 compared with $219 million in the third quarter of 2010 and $268 million in the second quarter of 2011. Investment Management results compared with both prior periods reflect the impact of net new business in the investment management boutiques and the wealth management business, changes in equity values and the adverse impact of the low interest rate environment.

Investment management and performance fees in the Investment Management business were $741 million in the third quarter of 2011 compared with $722 million in the third quarter of 2010 and $790 million in the second quarter of 2011. The year-over-year increase was driven by net new business and higher average equity markets, partially offset by higher money market fee waivers. The sequential decrease

BNY Mellon    21

primarily resulted from lower period-end and average equity market values and higher money market fee waivers, partially offset by net new business. Performance fees were $11 million in the third quarter of 2011 compared with $16 million in the third quarter of 2010 and $18 million in the second quarter of 2011.

In the third quarter of 2011, 35% of investment management and performance fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $263 million in the third quarter of 2011 compared with $270 million in the third quarter of 2010 and $290 million in the second quarter of 2011. The year-over-year and sequential decreases reflect lower average net assets.

Distribution and servicing fees were $41 million in the third quarter of 2011 compared with $53 million in the third quarter of 2010 and $48 million in the second quarter of 2011. The decreases compared with both prior periods reflect higher fee waivers.

Other fee revenue was a loss of $22 million in the third quarter of 2011, compared with revenue of $18 million in the third quarter of 2010 and revenue of $27 million in the second quarter of 2011. The decreases compared with both prior periods primarily reflect mark-to-market seed capital losses.

Net interest revenue was $51 million in the third quarter of 2011, compared with $50 million in the third quarter of 2010 and $47 million in the second quarter of 2011. Both increases primarily resulted from higher average deposits and loans, partially offset by the impact of low interest rates. Average loans increased 7% year-over-year and 1% sequentially; average deposits increased 23% year-over-year and 16% sequentially.

Noninterest expense (excluding amortization of intangible assets) was $625 million in the third quarter of 2011 compared with $624 million in the third quarter of 2010 and $643 million in the second quarter of 2011. The sequential decrease primarily resulted from lower incentives and distribution and servicing expenses.

Year-to-date 2011 compared with year-to-date 2010

Income before taxes totaled $586 million in the first nine months of 2011 compared with $524 million in the first nine months of 2010. Income before taxes (excluding intangible amortization) was $747 million in the first nine months of 2011 compared with $700 million in the first nine months of 2010. Fee and other revenue increased $160 million compared with the first nine months of 2010, primarily due to increased market values and net new business. Net interest revenue decreased $4 million compared with the first nine months of 2010 primarily as a result of the low interest rate environment, partially offset by higher average loans and deposits. Noninterest expense (excluding intangible amortization) increased $109 million compared with first nine months of 2010, primarily due to higher incentives driven by net new business and higher distribution and servicing expense.

22    BNY Mellon

Investment Services business

						3Q11 vs.		Year-to-date		YTD11 vs.
(dollar amounts in millions, unless otherwise noted)	3Q10	4Q10	1Q11	2Q11	3Q11	3Q10	2Q11	2011	2010	YTD10
Revenue:
Investment services fees:
Asset servicing	$845	$888	$897	$950	$900	7%	(5)%	$2,747	$2,079	32%
Issuer services	364	409	351	365	442	21	21	1,158	1,051	10
Clearing services	250	276	290	290	294	18	1	874	717	22
Treasury services	131	128	127	127	126	(4)	(1)	380	385	(1)
Total investment services fees	1,590	1,701	1,665	1,732	1,762	11	2	5,159	4,232	22
Foreign exchange and other trading revenue	185	227	208	202	235	27	16	645	655	(2)
Other (a)	90	82	77	84	72	(20)	(14)	233	282	(17)
Total fee and other revenue (a)	1,865	2,010	1,950	2,018	2,069	11	3	6,037	5,169	17
Net interest revenue	589	598	639	668	679	15	2	1,986	1,850	7
Total revenue	2,454	2,608	2,589	2,686	2,748	12	2	8,023	7,019	14
Noninterest expense (ex. amortization of intangible assets)	1,631	1,760	1,763	1,837	1,901	17	3	5,501	4,573	20
Income before taxes (ex. amortization of intangible assets)	823	848	826	849	847	3	-	2,522	2,446	3
Amortization of intangible assets	52	53	53	54	52	-	(4)	159	129	23
Income before taxes	$771	$795	$773	$795	$795	3%	-%	$2,363	$2,317	2%

Pre-tax operating margin	31%	30%	30%	30%	29%			29%	33%
Pre-tax operating margin (ex. amortization of intangible assets)	34%	33%	32%	32%	31%			31%	35%

Investment services fees as a percentage of noninterest expense (b)	99%	96%	96%	96%	97%			96%	93%

Metrics:
Market value of assets under custody and administration (in trillions) (c)	$24.4	$25.0	$25.5	$26.3	$25.9	6%	(2)%

Market value of securities on loan (in billions) (d)	$279	$278	$278	$273	$250	(10)%	(8)%	$250	$279	(10)%

Securities lending revenue	$26	$27	$27	$52	$32	23%	(38)%	$111	$80	39%

Average assets	$160,597	$176,719	$178,752	$193,498	$224,131	40%	16%	$199,402	$156,512	27%
Average loans	$17,941	$19,053	$20,554	$22,891	$22,879	28%	-%	$22,116	$16,436	35%
Average deposits	$124,972	$137,964	$141,115	$154,771	$184,181	47%	19%	$160,622	$123,393	30%

Asset servicing:
New business wins (AUC) (in billions)	$480	$350	$496	$196	$96

Corporate Trust:
Total debt serviced (in trillions)	$12.0	$12.0	$11.9	$11.8	$11.9	(1)%	1%
Number of deals administered	135,613	138,067	133,416	133,262	134,843	(1)%	1%

Depositary Receipts:
Number of sponsored programs	1,346	1,359	1,367	1,386	1,384	3%	-%

Clearing services:
DARTS volume (in thousands)	161.4	185.5	207.2	196.5	207.7	29%	6%
Average active clearing accounts (in thousands)	4,929	4,967	5,289	5,486	5,503	12%	-%
Average long-term mutual fund assets (U.S. platform) (in millions)	$243,573	$264,076	$287,682	$306,193	$287,573	18%	(6)%
Average margin loans (in millions)	$6,261	$6,281	$6,978	$7,506	$7,351	17%	(2)%

Broker-Dealer:
Average collateral management balances (in billions)	$1,632	$1,794	$1,806	$1,845	$1,872	15%	1%

Treasury services:
Global payments transaction volume (in thousands)	10,847	11,042	10,587	10,762	10,913	1%	1%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.
(c)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with Canadian Imperial Bank of Commerce, of $1.0 trillion at Sept. 30, 2010, $1.1 trillion at Dec. 31, 2010, March 31, 2011 and June 30, 2011 and $1.0 trillion at Sept. 30, 2011.
(d)	Represents the total amount of securities on loan managed by the Investment Services business.

BNY Mellon    23

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, alternative investment services, corporate trust, depositary receipt and shareowner services, as well as clearing services and global payment/working capital solutions to institutional clients.

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors and hedge fund managers.

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

We are one of the leading global securities servicing providers with a total of $25.9 trillion of assets under custody and administration at Sept. 30, 2011. We are the largest custodian for U.S. corporate and public pension plans and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 25% of UK pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing over $6.5 trillion in assets. We are the third largest fund administrator in the alternative investment services industry and service 44% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are an industry leader in collateral management, servicing $1.8 trillion as a clearing bank in tri-party balances worldwide at Sept. 30, 2011.

In connection with our role as a clearing and custody bank for the tri-party repurchase (“repo”) transaction market, we work with dealers who use repos to finance their securities by selling them to counterparties, agreeing to buy them back at a later date. In tri-party repos, a clearing and custody bank such as BNY Mellon acts as the intermediary between a dealer and its counterparty in settling the transaction and providing mark-to-market and other services.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of more than $2.8 trillion in 31 markets. We are one of the largest global providers of performance and risk analytics, with $9.7 trillion in assets under measurement.

BNY Mellon is the leading provider of corporate trust services for all major conventional and structured finance debt categories, and a leading provider of specialty services. We service $11.9 trillion in outstanding debt from 61 locations in 20 countries.

We serve as depositary for 1,384 sponsored American and global depositary receipt programs at Sept. 30, 2011, acting in partnership with leading companies from 63 countries – a 62% global market share. We are a leading provider of equity solutions for nearly 1,000 corporate issuers and closed-end funds.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fourth largest

24    BNY Mellon

Fedwire and CHIPS payment processor, processing about 163,000 global payments daily totaling an average of $1.6 trillion.

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

Agreement to sell Shareowner Services

On April 27, 2011, BNY Mellon announced a definitive agreement to sell its Shareowner Services business. The sales price of $550 million is expected to result in a pre-tax gain and a modest after-tax loss primarily due to the write-off of non-tax deductible goodwill associated with the business. The transaction is expected to enhance BNY Mellon’s capital position, adding approximately 20 basis points to our Basel III Tier 1 common equity ratio. The transaction is expected to close in late fourth quarter of 2011 or early in first quarter of 2012.

Role of BNY Mellon, as a trustee, for mortgage-backed securitizations

BNY Mellon acts as trustee and document custodian for certain mortgage-backed security (“MBS”) securitization trusts. The role of trustee for MBS securitizations is limited; our primary role as trustee is to calculate and distribute monthly bond payments to bondholders. As a document custodian, we hold the mortgage, note, and related documents provided to us by the loan originator or seller and provide periodic reporting to these parties. BNY Mellon, either as document custodian or trustee, does not receive mortgage underwriting files (the files that contain information related to the creditworthiness of the borrower). As trustee or custodian, we have no responsibility or liability for the quality of the portfolio; we are liable only for performance of the limited duties as described above and in the trust document. BNY Mellon is indemnified by the servicers or directly from trust assets under the governing agreements. BNY Mellon may appear as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings because the trustee is the nominee owner of the mortgage loans within the trusts.

Review of financial results

Assets under custody and administration at Sept. 30, 2011 were $25.9 trillion, a decrease of 2% from $26.3 trillion at June 30, 2011 and an increase of 6% from $24.4 trillion at Sept. 30, 2010. The year-over-year increase was driven by net new business. The sequential decrease primarily reflects lower equity market values, partially offset by net new business. Equity securities constituted 28% and fixed-income securities constituted 72% of the assets under custody and administration at Sept. 30, 2011, compared with 31% equity securities and 69% fixed income securities at June 30, 2011 and 29% equity securities and 71% fixed income securities at Sept. 30, 2010. Assets under custody and administration at Sept. 30, 2011 consisted of assets related to custody, mutual funds and corporate trust businesses of $20.7 trillion, broker-dealer service assets of $3.4 trillion, and all other assets of $1.8 trillion.

Income before taxes was $795 million in the third quarter of 2011 compared with $771 million in the third quarter of 2010, and $795 million in the second quarter of 2011. Income before taxes, excluding amortization of intangible assets, was $847 million in the third quarter of 2011 compared with $823 million in the third quarter of 2010 and $849 million in the second quarter of 2011. Investment Services results reflect seasonally higher Depositary Receipts revenue, net new business, changes in equity and fixed income market values, higher foreign exchange fee revenue and the adverse impact of the low interest rate environment.

Revenue generated in the Investment Services business includes 39% from non-U.S. sources in the third quarter of 2011, 36% in the third quarter of 2010 and 38% in the second quarter of 2011.

Investment services fees increased $172 million, or 11%, compared with the third quarter of 2010 and $30 million, or 2% (unannualized) sequentially.

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $900 million in the third quarter of 2011 compared with $845 million in the third quarter of 2010 and $950 million in the second quarter of 2011. The year-over-year increase was primarily driven by net new business. The sequential decrease reflects seasonally lower

BNY Mellon    25

securities lending revenue and the impact of lower equity market values, partially offset by net new business.

•

Issuer services revenue (Corporate Trust, Depositary Receipts and Shareowner Services) was $442 million in the third quarter of 2011 compared with $364 million in the third quarter of 2010 and $365 million in the second quarter of 2011. The year-over-year and sequential increases primarily resulted from seasonally higher Depositary Receipts revenue, which had traditionally been generated in the fourth quarter. Both increases also reflect net new business, partially offset by lower revenue in our Shareowner Services and Corporate Trust businesses.

•

Clearing services revenue (Pershing) was $294 million in the third quarter of 2011 compared with $250 million in the third quarter of 2010 and $290 million in the second quarter of 2011. The year-over-year increase reflects net new business, growth in mutual fund assets and positions and a 29% increase in DARTS, partially offset by higher money market fee waivers. Sequentially, higher cash management fund balances and a 6% increase in DARTS was partially offset by higher money market fee waivers.

Foreign exchange and other trading revenue increased 27% compared with the third quarter of 2010 and 16% (unannualized) sequentially. Both increases resulted from increased volatility. The year-over-year increase also reflects higher volumes, while sequentially, volumes were steady.

Net interest revenue was $679 million in the third quarter of 2011 compared with $589 million in the third quarter of 2010 and $668 million in the second quarter of 2011. The increases compared with both prior periods reflect higher average customer deposits, partially offset by the impact of low interest rates. The year-over-year increase also reflects higher loan levels.

Noninterest expense (excluding amortization of intangible assets) increased 17% compared with the third quarter of 2010 and 3% (unannualized) sequentially. Both increases primarily reflect higher litigation expense. The year-over-year increase also reflects the impact of business growth, higher volume-driven expenses and the annual employee merit increase in the second quarter of 2011.

Year-to-date 2011 compared with year-to-date 2010

Income before taxes totaled $2.4 billion in the first nine months of 2011 compared with $2.3 billion in the first nine months of 2010. Excluding intangible amortization, income before taxes increased $76 million. Fee and other revenue increased $868 million reflecting the impact of the Acquisitions, higher market values and net new business. The $136 million increase in net interest revenue was primarily due to higher average deposits, partially offset by lower spreads. Noninterest expense (excluding intangible amortization) increased $928 million primarily due to the impact of the Acquisitions, expenses in support of business growth, higher litigation expense and legal costs and higher volume-driven expenses.

26    BNY Mellon

Other segment

						Year-to-date
(dollars in millions)	3Q10	4Q10	1Q11	2Q11	3Q11	2011	2010
Revenue:
Fee and other revenue	$59	$108	$84	$215	$77	$376	$370
Net interest revenue	79	72	6	16	45	67	200
Total revenue	138	180	90	231	122	443	570
Provision for credit losses	(22)	(24)	-	(1)	(22)	(23)	32
Noninterest expense (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	174	197	185	210	127	522	432
Income (loss) before taxes (ex. amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves)	(14)	7	(95)	22	17	(56)	106
Amortization of intangible assets	-	1	-	1	1	2	1
Restructuring charges	15	21	(6)	(7)	(5)	(18)	7
M&I expenses	56	43	17	25	17	59	96
Special litigation reserves	N/A	N/A	N/A	N/A	N/A	N/A	164
Income (loss) before taxes	$(85)	$(58)	$(106)	$3	$4	$(99)	$(162)
Average loans and leases	$12,308	$11,808	$11,187	$10,553	$10,652	$10,796	$13,065
Average deposits	$3,804	$4,297	$4,744	$5,229	$4,611	$4,418	$4,075

N/A – Not applicable.

Business description

The Other segment primarily includes:

•	credit-related services;
•	the leasing portfolio;
•	corporate treasury activities, including our investment securities portfolio;
•	a 33.2% equity interest in ConvergEx; and
•	business exits and corporate overhead.

Revenue primarily reflects:

•	net interest revenue from the credit services and lease financing portfolios;
•	interest income remaining after transfer pricing allocations;
•	fee and other revenue from corporate and bank-owned life insurance and credit-related financing revenue; and
•	gains (losses) associated with the valuation of investment securities and other assets.

Expenses include:

•	M&I expenses;
•	restructuring charges;
•	direct expenses supporting credit-related services, leasing, investing and funding activities; and
•	certain corporate overhead not directly attributable to the operations of other businesses.

Agreement to sell equity stake in ConvergEx Group

On July 20, 2011, BNY Mellon announced a definitive agreement to sell a majority of its equity stake in ConvergEx Group, in an all-cash transaction. BNY Mellon would remain a less than 5% shareholder immediately after closing. The agreement contemplates a closing before the end of the first quarter of 2012.

Review of financial results

Income before taxes was $4 million in the third quarter of 2011, compared with a loss of $85 million in the third quarter of 2010 and income of $3 million in the second quarter of 2011.

Total fee and other revenue increased $18 million compared with the third quarter of 2010 and decreased $138 million compared with second quarter of 2011. The year-over-year increase reflects gains related to loans held-for-sale from a previously divested bank subsidiary and leasing gains, partially offset by the impact of wider credit spreads on the CVA, recorded in the third quarter of 2011. The sequential decrease reflects lower gains related to loans held-for-sale from a previously divested bank subsidiary, lower securities gains and the CVA adjustment.

BNY Mellon    27

Net interest revenue decreased $34 million compared with the third quarter of 2010 and increased $29 million compared with the second quarter of 2011. The year-over-year decline in net interest revenue reflects a reduction in the net interest margin resulting from the continued impact of the low interest rate environment as well as lower average loan and lease balances resulting from our credit strategy to reduce targeted risk exposure. The sequential increase in net interest revenue reflects an increase in our securities portfolio.

Noninterest expense (excluding amortization of intangible assets, restructuring charges and M&I expenses) decreased $47 million compared with the third quarter of 2010 and $83 million compared with the second quarter of 2011. The year-over-year and sequential decreases include the impact of state investment tax credits. The sequential decrease also reflects lower litigation, software and business development expenses.

Year-to-date 2011 compared with year-to-date 2010

Income before taxes in the Other segment was a loss of $99 million in the first nine months of 2011 compared with a loss of $162 million in the first nine months of 2010. Total revenue decreased $127 million primarily reflecting a reduction in net interest revenue resulting from the impact of the low interest rate environment, as well as lower average loan and lease balances reflecting our credit strategy to reduce targeted loan exposure. Noninterest expenses (excluding amortization of intangible assets, restructuring charges, M&I expenses and special litigation reserves) increased $90 million, reflecting higher compensation and litigation expenses.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. Our more critical accounting estimates are those related to pension accounting, goodwill and other intangibles, the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives and other-than-temporary impairment (“OTTI”) as referenced below.

Critical policy	Reference
Pension accounting	BNY Mellon’s 2010 Annual Report, pages 36 through 37.
Goodwill and other intangibles	BNY Mellon’s 2010 Annual Report, page 36. Also, see below.
Fair value of financial instruments and derivatives	BNY Mellon’s 2010 Annual Report, pages 33 through 35.
OTTI	BNY Mellon’s 2010 Annual Report, pages 35 and 36. See page 32 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.
Allowance for loan losses and allowance for lending-related commitments	BNY Mellon’s second quarter 2011 Form 10-Q, pages 28 and 29.

Goodwill and other intangibles

During the second quarter of 2011, we performed our annual goodwill impairment test at the reporting unit level, which is one step below the segment level. The first step compares the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of that reporting unit is not considered impaired.

As of March 31, 2011, the estimated fair value of each of our seven reporting units was more than 20% in excess of its respective carrying amount and, therefore, goodwill of each of our reporting units was not considered impaired. If the carrying amount of a reporting unit had exceeded its estimated fair value, a second step would have been performed comparing that reporting unit’s implied goodwill with its carrying amount. An impairment loss would have been recorded to the extent that the carrying amount of a reporting unit’s goodwill exceeded its implied goodwill.

The fair values of our seven reporting units were estimated as of March 31, 2011, using discounted cash flow analyses. These analyses incorporated our forecasts and longer term earnings growth estimates by business, discount rates ranging from 11.25% to 13% that incorporated measured stock price volatilities of the reporting units’ principal public company competitors, and a 6.0% equity premium return over a risk-free rate. Estimated cash flows extend far into the future and, by their nature, are difficult to estimate over such an extended timeframe. Factors that may significantly affect

28    BNY Mellon

these estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates, and specific industry or market sector conditions.

Material events and circumstances that might be indicators of possible impairment were also assessed during the third quarter of 2011. These included the changing business climate, regulatory and legal factors, recoverability of long-lived assets, changes in our competitors, the earnings outlook for our reporting units, and the broad decline in stock prices throughout the industry, which also affected BNY Mellon’s common stock price. Based on our assessment, we determined that there were no events or circumstances requiring a goodwill impairment test subsequent to March 31, 2011, as recent events do not indicate that it is more likely than not that the fair value of any of our reporting units is below their carrying amounts. If other events or circumstances occur that affect this assessment, or if our stock price remains at recent levels, or declines further, we expect to perform a goodwill impairment test in the fourth quarter of 2011.

BNY Mellon does not expect to take an impairment charge, however, a substantial goodwill impairment charge would not have a significant impact on our financial condition, but could have an adverse impact on our results of operations. In addition, due to regulatory restrictions, the Company’s subsidiary banks may be restricted from distributing available cash to the Parent resulting in the Parent needing to issue additional long-term debt.

Consolidated balance sheet review

At Sept. 30, 2011, total assets were $322.2 billion compared with $247.3 billion at Dec. 31, 2010. The increase in consolidated total assets resulted from growth in client deposits. Deposits totaled $210.9 billion at Sept. 30, 2011 and $145.3 billion at Dec. 31, 2010. At Sept. 30, 2011, total interest-bearing deposits were 52% of total interest-earning assets. Total assets averaged $311.5 billion in the third quarter of 2011, compared with $240.3 billion in the third quarter of 2010 and $278.5 billion in the second quarter of 2011. The increase in average assets compared with both the third quarter of 2010 and second quarter of 2011 primarily reflects higher client deposit levels. Total deposits averaged $199.2 billion in the third quarter of 2011, $137.2 billion in the third quarter of 2010 and $169.0 billion in the second quarter of 2011.

At Sept. 30, 2011, we had approximately $57.1 billion of liquid funds and $75.0 billion of cash (including approximately $68.3 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $132.1 billion of available funds. This compares with available funds of $77.6 billion at Dec. 31, 2010. Our percentage of liquid assets to total assets was 41% at Sept. 30, 2011, compared with 31% at Dec. 31, 2010. At Sept. 30, 2011, of our $57.1 billion in liquid funds, approximately $52.5 billion are placed in interest-bearing deposits with large highly-rated global financial institutions with a weighted average life to maturity of approximately 69 days.

Investment securities were $76.6 billion, or 24% of total assets at Sept. 30, 2011, compared with $66.3 billion or 27% of total assets at Dec. 31, 2010.

Loans were $45.3 billion, or 14% of total assets at Sept. 30, 2011, compared with $37.8 billion or 15% of total assets at Dec. 31, 2010. The increase in loan levels was primarily due to higher loans to broker-dealers and higher other margin loans.

Total shareholders’ equity applicable to BNY Mellon was $33.7 billion at Sept. 30, 2011 and $32.4 billion at Dec. 31, 2010. The increase in total shareholders’ equity primarily reflects earnings retention and an improvement in the valuation of our investment securities portfolio, offset in part by share repurchases.

BNY Mellon, through its involvement in the Government Securities Clearing Corporation, settles government securities transactions on a net basis for payment and delivery through the Fedwire system. As a result, at Sept. 30, 2011, the assets and liabilities of BNY Mellon were reduced by $475 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements. This netting is performed in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 41 (Accounting Standards Codification (“ASC”) Topic 210-20) “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements.”

BNY Mellon    29

Continuing uncertainty in Europe and the U.S. and the downgrade of U.S. Government-issued securities

The global financial markets and the economy generally remain affected by a variety of concerns, including questions about the creditworthiness of sovereign issuers within Europe, the ongoing concerns about the U.S. Congress’ ability to agree on a long-term plan regarding the U.S. deficit and the possibility of another credit downgrade of U.S. Government-issued securities. Sovereign defaults, political uncertainties or credit downgrades could lead to disruptions in the money markets, changes in the foreign exchange value of the Euro, reduce the attractiveness and value of U.S. and European assets, or increase borrowing costs for consumers and companies in Europe and the United States.

On Aug. 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On Aug. 8, 2011, S&P also downgraded the long-term credit ratings of U.S. Government-sponsored enterprises. While the downgrade does not appear to have affected the value of U.S. Government debt obligations and related agency securities, it did slightly increase BNY Mellon’s risk-weighted assets.

The following table presents our on- and off-balance sheet exposure to Italy, Ireland, Spain, Portugal and Greece at Sept. 30, 2011. Exposure is presented net of collateral, which primarily consists of cash or marketable securities, net of guarantees by a third party in another country, and is also net of risk participations.

(in millions)	Italy	Ireland		Spain	Portugal	Greece	Total
On-balance sheet exposure:
Interest-bearing deposits with banks	$319	$128		$2	$-	$-	$449
Securities (a)	180	250		31	-	-	461
Loans and leases	3	6	(b)	16	-	-	25
Trading assets	8	-	(c)	13	-	-	21
Total on-balance sheet exposure	$510	$384		$62	$-	$-	$956
Off-balance sheet exposure:
Letters of credit	$2	$1		$6	$-	$-	$9
Total off-balance sheet exposure	$2	$1		$6	$-	$-	$9

(a)	Primarily RMBS. No sovereign bonds.
(b)	Excludes overdrafts of $289 million to Irish domiciled investment funds.
(c)	Excludes foreign exchange trading receivables of $156 million to Irish domiciled investment funds.

30    BNY Mellon

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

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio
	June 30, 2011		3Q11 change in unrealized gain/ (loss)	Sept. 30, 2011			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
(dollar amounts in millions)	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Watch list: (b)
European floating rate notes (c)	$4,334		$(57)	$4,054	$3,657		89%	$(397)	70%	24%	6%	-%	-%
Non-agency RMBS	2,237		(79)	2,393	2,042		78	(351)	19	14	10	57	-
Other	312		(17)	267	288		46	21	4	1	20	21	54
Total Watch list (b)	6,883		(153)	6,714	5,987		82	(727)	50	19	8	20	3
Agency RMBS	19,282		116	21,076	21,707		103	631	100	-	-	-	-
U.S. Treasury securities	13,296		277	17,799	18,185		102	386	100	-	-	-	-
Sovereign debt/sovereign guaranteed (d)	10,581		93	11,109	11,247		101	138	100	-	-	-	-
Non-agency RMBS (e)	4,010		(267)	3,274	3,608		67	334	1	1	2	96	-
Foreign covered bonds (f)	2,965		28	2,553	2,570		101	17	100	-	-	-	-
Commercial MBS	2,119		(32)	2,523	2,547		103	24	87	11	2	-	-
FDIC-insured debt	2,223		(9)	2,110	2,131		101	21	100	-	-	-	-
State and political subdivisions	1,251		17	2,041	2,027		99	(14)	72	20	5	-	3
CLO	1,139		(16)	1,117	1,096		98	(21)	91	9	-	-	-
U.S. Government agency debt	1,111		15	932	959		103	27	100	-	-	-	-
Credit cards	480		-	458	463		101	5	14	84	2	-	-
Other	3,262		24	3,891	3,933		101	42	53	33	5	-	9
Total investment securities	$68,602	(g)	$93	$75,597	$76,460	(g)	98%	$863	87%	5%	1%	6%	1%

(a)	Amortized cost before impairments.
(b)	The “Watch list” includes those securities we view as having a higher risk of impairment charges.
(c)	Includes RMBS, commercial MBS and other securities. See the European floating rate notes table on page 32 for exposure by country.
(d)	Comprised of exposure to UK, Germany, France, Netherlands and Japan.
(e)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(f)	Primarily comprised of exposure to Germany and Canada.
(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $37 million at June 30, 2011 and net unrealized losses on derivatives hedging securities available-for-sale of $149 million at Sept. 30, 2011.

The fair value of our investment securities portfolio was $76.5 billion at Sept. 30, 2011, compared with $68.6 billion at June 30, 2011. At Sept. 30, 2011, the total investment securities portfolio had an unrealized pre-tax gain of $863 million compared with $770 million at June 30, 2011. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in other comprehensive income was $451 million at Sept. 30, 2011 compared with $406 million at June 30, 2011. The improvement in the valuation of the investment securities portfolio was primarily driven by a decline in interest rates. Total paydowns of sub-investment grade securities were approximately $300 million in the third quarter of 2011.

In 2009, we established a Grantor Trust in connection with the restructuring of our investment securities portfolio. The Grantor Trust has been dissolved. The securities held in the former Grantor Trust are included in our investment securities portfolio and were marked down to approximately 60% of face value in 2009. At Sept. 30, 2011, these securities were trading above adjusted amortized cost with a total unrealized pre-tax gain of $334

BNY Mellon    31

million compared with $601 million at June 30, 2011.

At Sept. 30, 2011, 87% of the securities in our portfolio were rated AAA/AA-, unchanged from June 30, 2011.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At Sept. 30, 2011, we had $1.5 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these transactions had a remaining average life of approximately 3.9 years. The accretion of discount related to these securities increases net interest revenue and is recorded on a level yield basis. The discount accretion totaled $97 million in the third quarter of 2011, $112 million in the third quarter of 2010 and $98 million in the second quarter of 2011.

Also, at Sept. 30, 2011, we had $1.4 billion of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 3.4 years. For these securities, the amortization of net premium decreased net interest revenue and is recorded on a level yield basis. We recorded net premium amortization of $68 million in the third quarter of 2011, $56 million in the third quarter of 2010 and $60 million in the second quarter of 2011.

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
U.S. Treasury	$3	$41	$-	$44	$15
Agency RMBS	-	8	-	8	14
Alt-A RMBS	(1)	(1)	-	3	(13)
Prime RMBS	-	-	-	9	-
Subprime RMBS	(1)	(6)	-	(13)	-
European floating rate notes	(4)	(12)	(3)	(19)	(3)
Other	1	18	9	19	13
Net securities gains (losses)	$(2)	$48	$6	$51	$26

On a quarterly basis, we perform our impairment analysis using several factors including projected loss severities and default rates. In the third quarter of 2011, this analysis resulted in approximately $6 million credit loss on Subprime RMBS, Prime RMBS, European floating rate notes and Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, credit-related impairment charges on these securities would have increased $1 million (pre-tax) or decreased less than $1 million (pre-tax) in the third quarter of 2011. See Note 5 of the Notes to Consolidated Financial Statements for the projected weighted average default rates and loss severities.

At Sept. 30, 2011, the investment securities portfolio includes $59 million of assets not accruing interest, primarily related to securities issued by Lehman Brothers Holdings, Inc. or its affiliates. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2011. The unrealized loss on these securities was $397 million at Sept. 30, 2011, a decline of 17% compared with $340 million at June 30, 2011.

European floating rate notes at Sept. 30, 2011 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,566	$259	$1,825
Netherlands	799	49	848
Ireland	227	23	250
Italy	180	-	180
Germany	1	120	121
Other	278	155	433
Total	$3,051	$606	$3,657

(a)	70% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

32    BNY Mellon

Loans

Total exposure – consolidated	Sept. 30, 2011			Dec. 31, 2010
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$12.8	$15.7	$28.5	$9.3	$15.8	$25.1
Commercial	1.2	16.5	17.7	1.6	18.8	20.4
Subtotal institutional	14.0	32.2	46.2	10.9	34.6	45.5
Wealth management loans and mortgages	7.0	1.6	8.6	6.5	1.8	8.3
Commercial real estate	1.4	1.6	3.0	1.6	1.6	3.2
Lease financing	2.8	-	2.8	3.1	0.1	3.2
Other residential mortgages	2.0	-	2.0	2.1	-	2.1
Overdrafts	7.2	-	7.2	6.0	-	6.0
Other	0.6	0.2	0.8	0.8	-	0.8
Subtotal non-margin loans	35.0	35.6	70.6	31.0	38.1	69.1
Margin loans	10.3	0.7	11.0	6.8	-	6.8
Total	$45.3	$36.3	$81.6	$37.8	$38.1	$75.9

At Sept. 30, 2011, total exposures were $81.6 billion, an increase of 8% from $75.9 billion at Dec. 31, 2010, primarily reflecting loans to broker-dealers in both the financial institutions and margin loans portfolios, higher other margin loans and higher overdrafts, partially offset by lower commercial and lease financing exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 57% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

	Sept. 30, 2011					Dec. 31, 2010
Financial institutions portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$5.9	$2.6	$8.5	92%	96%	$3.9	$2.3	$6.2
Banks	5.8	2.2	8.0	82	97	4.2	2.2	6.4
Insurance	0.1	4.8	4.9	99	48	0.1	5.0	5.1
Asset managers	0.9	3.1	4.0	99	83	0.8	2.4	3.2
Government	-	1.5	1.5	92	44	0.2	2.1	2.3
Other	0.1	1.5	1.6	96	54	0.1	1.8	1.9
Total	$12.8	$15.7	$28.5	92%	81%	$9.3	$15.8	$25.1

The financial institutions portfolio exposure was $28.5 billion at Sept. 30, 2011, compared with $25.1 billion at Dec. 31, 2010. The increase primarily reflects loans to broker-dealers and banks.

Financial institution exposures are high quality, with 92% meeting the investment grade equivalent criteria of our rating system at Sept. 30, 2011. These exposures are generally short-term, with 81% expiring within one year and are frequently secured by securities that we hold in custody on behalf of those financial institutions. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating classification generally caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our exposure to banks is predominantly to investment grade counterparties in developed countries. Non-investment grade bank exposures are short-term in nature supporting our global trade finance and U.S. dollar clearing businesses in developing countries.

BNY Mellon    33

The asset manager portfolio exposures are high quality, with 99% meeting our investment grade equivalent ratings criteria as of Sept. 30, 2011.

These exposures are generally short-term liquidity facilities with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	Sept. 30, 2011					Dec. 31, 2010
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.3	$5.7	92%	18%	$0.4	$5.9	$6.3
Services and other	0.5	4.7	5.2	89	34	0.7	5.9	6.6
Energy and utilities	0.2	5.0	5.2	94	26	0.3	5.4	5.7
Media and telecom	0.1	1.5	1.6	84	20	0.2	1.6	1.8
Total	$1.2	$16.5	$17.7	91%	25%	$1.6	$18.8	$20.4

The commercial portfolio exposure decreased 13% to $17.7 billion at Sept. 30, 2011, from $20.4 billion at Dec. 31, 2010, reflecting our desire to reduce non-strategic exposure. Our goal is to maintain a predominantly investment grade portfolio.

The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percent of the portfolios that are investment grade	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
Financial institutions	85%	91%	91%	91%	92%
Commercial	81%	89%	90%	91%	91%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high-risk portfolios. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy, as well as an adjustment in the credit ratings of our existing portfolio in the fourth quarter of 2010, has resulted in a higher percentage of the portfolio that is investment grade at Sept. 30, 2011, compared with Sept. 30, 2010.

Wealth management loans and mortgages

Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at Sept. 30, 2011.

At Sept. 30, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 24%; Massachusetts – 17%; California – 17%; Florida – 8%; and other – 34%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.0 billion at Sept. 30, 2011 and $3.2 billion at Dec. 31, 2010.

34    BNY Mellon

At Sept. 30, 2011, approximately 61% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with approximately 59% secured by residential buildings, 20% secured by office buildings, 9% secured by retail properties and 12% secured by other categories. Approximately 96% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At Sept. 30, 2011, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 44%; investment grade REITs – 38%; and other – 18%.

Lease financings

The leasing portfolio consisted of non-airline exposures of $2.6 billion and $201 million of airline exposures at Sept. 30, 2011. Approximately 91% of the leasing exposure is investment grade, or investment grade equivalent. The leasing portfolio is likely to decline in the future if risk-adjusted returns are unable to meet our expected returns.

At Sept. 30, 2011, our $201 million of exposure to the airline industry consisted of a $12 million real estate lease exposure, as well as the airline-leasing portfolio which included $70 million to major U.S. carriers, $107 million to foreign airlines and $12 million to U.S. regional airlines.

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

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.0 billion at Sept. 30, 2011. Included in this portfolio are $637 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 76% and approximately 30% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

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

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers’ acceptances.

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans also include a term loan program that offers fully collateralized loans to broker-dealers. The increase compared with Dec. 31, 2010 was primarily driven by the term loan program.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, standby letters of credit and

BNY Mellon    35

overdrafts associated with our custody and securities clearance businesses.

The role of credit for BNY Mellon is one that complements our other services instead of as a lead product. Credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship.

Subsequent to Sept. 30, 2011, a broker-dealer holding company customer of the Company filed for bankruptcy. The Company expects this bankruptcy may result in a loss to the Company of approximately $15 million.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Margin loans	$10,327	$9,520	$6,810	$6,000
Non-margin loans	34,985	32,627	30,998	31,867
Total loans	$45,312	$42,147	$37,808	$37,867
Allowance for credit losses activity:
Beginning balance	$535	$554	$608	$645
Provision for credit losses	(22)	-	(22)	(22)
Net (charge-offs) recoveries:
Other residential mortgages	(14)	(9)	(14)	(11)
Commercial	(1)	(3)	2	(4)
Foreign	-	(6)	-	-
Commercial real estate	-	(1)	(2)	-
Financial institutions	-	-	(1)	-
Net (charge-offs)	(15)	(19)	(15)	(15)
Total allowance for credit losses	$498	$535	$571	$608
Allowance for loan losses	$392	$441	$498	$534
Allowance for unfunded commitments	106	94	73	74
Allowance for loan losses as a percentage of total loans	0.87%	1.05%	1.32%	1.41%
Allowance for loan losses as a percentage of non-margin loans	1.12%	1.35%	1.61%	1.68%
Total allowance for credit losses as a percentage of total loans	1.10%	1.27%	1.51%	1.61%
Total allowance for credit losses as a percentage of non-margin loans	1.42%	1.64%	1.84%	1.91%

Net charge-offs were $15 million in the third quarter of 2011, $19 million in the second quarter of 2011, and $15 million in both the fourth quarter of 2010 and third quarter of 2010. Net charge-offs in the third quarter of 2011 primarily reflect $14 million in residential mortgages. Net charge-offs in the second quarter of 2011, fourth quarter of 2010 and the third quarter of 2010 were primarily driven by residential mortgages.

The provision for credit losses was a credit of $22 million in the third quarter of 2011 compared with a credit of $22 million in the third quarter of 2010 and no provision in the second quarter of 2011. The credit in the provision in the third quarter of 2011 primarily resulted from an improvement in the loan portfolio and a decline in criticized assets both year-over-year and sequentially.

The total allowance for credit losses was $498 million at Sept. 30, 2011, $535 million at June 30, 2011, $571 million at Dec. 31, 2010 and $608 million at Sept. 30, 2010. The decrease in the allowance for credit losses compared with June 30, 2011 resulted from the $22 million credit to the provision and $15 million of net charge-offs. The decrease in the allowance for credit losses from Dec. 31, 2010 primarily resulted from an improvement in the loan portfolio.

The ratio of the total allowance for credit losses to non-margin loans was 1.42% at Sept. 30, 2011, 1.64% at June 30, 2011, 1.84% at Dec. 31, 2010 and 1.91% at Sept. 30, 2010. The ratio of the allowance for loan losses to non-margin loans was 1.12% at Sept. 30, 2011, 1.35% at June 30, 2011, 1.61% at Dec. 31, 2010 and 1.68% at Sept. 30, 2010. The decrease in these ratios at Sept. 30, 2011 compared with June 30, 2011 resulted from an improvement in the loan portfolio and a decline in criticized assets.

We had $10.3 billion of secured margin loans on our balance sheet at Sept. 30, 2011 compared with $9.5 billion at June 30, 2011, $6.8 billion at Dec. 31, 2010 and $6.0 billion at Sept. 30, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

We utilize an enhanced methodology for determining the allowance for credit losses by adding a qualitative allowance framework. Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio.

The three elements of the allowance for loan losses and the allowance for lending-related commitments

36    BNY Mellon

include the qualitative allowance framework. The three elements are:

•	an allowance for impaired credits of $1 million or greater;
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

Our lending is primarily to institutional customers. As a result, our loans are generally larger than $1 million. Therefore, the first element, impaired credits, is based on individual analysis of all impaired loans of $1 million or greater. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan, or the fair value of the collateral.

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

The third element, the allowance for residential mortgage loans, is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure. Each of these delinquency periods is assigned a probability of default. A specific loss given default based on a combination of external loss data from third-party databases and internal loss history is assigned for each mortgage pool. For each pool, the inherent loss is calculated using the above factors. The resulting probable loss factor is applied against the loan balance to determine the allowance held for each pool.

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

Based on an evaluation of these three elements and our qualitative framework, we have allocated our allowance for credit losses as follows:

Allocation of allowance to our portfolio	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010 (a)	Sept. 30, 2010 (a)
Other residential mortgages	33%	37%	41%	38%
Commercial	20	18	16	18
Lease financing	18	17	16	15
Foreign	11	12	11	8
Wealth management (b)	6	6	7	6
Commercial real estate	6	5	7	8
Financial institutions	6	5	2	7
Total	100%	100%	100%	100%

(a)	Restated to reflect the implementation of the qualitative allowance framework discussed above. Excludes discontinued operations.
(b)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $73 million, while if each credit were rated one grade worse, the allowance would have increased by $127 million. Similarly, if the loss given default were one rating

BNY Mellon    37

worse, the allowance would have increased by $49 million, while if the loss given default were one rating better, the allowance would have decreased by $51 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $2 million, respectively.

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010
Loans:
Other residential mortgages	$228	$236	$244
Wealth management	32	31	59
Commercial real estate	28	28	44
Commercial	21	31	34
Foreign	13	13	7
Financial institutions	12	4	5
Total nonperforming loans	334	343	393
Other assets owned	10	8	6
Total nonperforming assets (a)	$344	$351	$399
Nonperforming assets ratio	0.76%	0.83%	1.06%
Allowance for loan losses/nonperforming loans	117.4%	128.6%	126.7%
Allowance for loan losses/nonperforming assets	114.0%	125.6%	124.8%
Total allowance for credit losses/nonperforming loans	149.1%	156.0%	145.3%
Total allowance for credit losses/nonperforming assets	144.8%	152.4%	143.1%

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $265 million at Sept. 30, 2011, $216 million at June 30, 2011, and $218 million at Dec. 31, 2010. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010
Balance at beginning of period	$351	$386	$401
Additions	36	41	50
Return to accrual status	(13)	(30)	(8)
Charge-offs	(15)	(20)	(20)
Paydowns/sales	(14)	(24)	(22)
Transferred to other real estate owned	(1)	(2)	(2)
Balance at end of period	$344	$351	$399

The decrease in nonperforming assets compared with June 30, 2011 primarily resulted from charge-offs, sales and payments of $26 million from the residential mortgage portfolio, and a return to accrual status of $13 million in the commercial and residential mortgage portfolios. Additions in the third quarter of 2011 included $26 million of residential mortgage loans and $9 million in financial institutions loans.

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

The following table shows loans past due 90 days or more and still accruing interest.

Loans past due 90 days or more and still accruing interest (in millions)	Sept. 30, 2011	Dec. 31, 2010
Commercial real estate	$24	$11
Other residential mortgages	10	15
Wealth management loans and mortgages	1	6
Commercial	—	1
Total past due loans	$35	$33

38    BNY Mellon

Deposits

Total deposits were $210.9 billion at Sept. 30, 2011 compared with $145.3 billion at Dec. 31, 2010. The increase in deposits reflects a higher level of both domestic and foreign deposits resulting from much higher client deposits in our Investment Services businesses driven by our strong balance sheet.

Noninterest-bearing deposits were $81.8 billion at Sept. 30 2011, compared with $38.7 billion at Dec. 31, 2010. Interest-bearing deposits were $129.1 billion at Sept. 30, 2011, compared with $106.6 billion at Dec. 31, 2010.

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

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor and the Parent’s limited reliance on short-term borrowings.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010
Maximum daily balance during the quarter	$21,690	$21,005	$16,006
Average daily balance	$10,164	$10,894	$5,984
Weighted average rate during the quarter	0.03%	0.06%	0.09%
Ending balance	$6,768	$7,572	$3,301
Average rate at period end	0.01%	0.03%	0.12%

Federal funds purchased and securities sold under repurchase agreements were $6.8 billion at Sept. 30, 2011, $7.6 billion at June 30, 2011 and $3.3 billion at Sept. 30, 2010. Average federal funds purchased and securities sold under repurchase agreements were $10.2 billion in the third quarter of 2011, $10.9 billion in the second quarter of 2011 and $6.0 billion in the third quarter of 2010. The higher average federal funds purchased and securities sold under repurchase agreements in the third quarter of 2011 was primarily a function of attractive overnight repo rate opportunities. The maximum daily balance in the third quarter of 2011 was $21.7 billion and resulted from the same attractive overnight borrowing opportunities.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010
Maximum daily balance during the quarter	$14,190	$12,194	$13,455
Average daily balance	$12,303	$11,031	$11,670
Weighted average rate during the quarter (a)	0.10%	0.09%	0.08%
Ending balance	$13,097	$11,512	$10,895
Average rate at period end	0.09%	0.10%	0.08%

(a)	The weighted average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers which were $7,692 million in the third quarter of 2011, $6,843 million in the second quarter of 2011 and $6,910 million in the third quarter of 2010.

Payables to customers and broker-dealers represent funds payable on demand and short sale proceeds. Payables to customers and broker-dealers were $13.1 billion at Sept. 30, 2011, $11.5 billion at June 30, 2011 and $10.9 billion at Sept. 30, 2010. Payables to customers and broker-dealers are driven by customer trading activity and their expectations of market asset levels.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Sept.30, 2010
Maximum daily balance during the quarter	$575	$101	$128
Average daily balance	$300	$24	$32
Weighted average rate during the quarter	0.08%	0.03%	0.07%
Ending balance	$44	$36	$9
Average rate at period end	0.03%	0.03%	0.03%

Commercial paper outstanding was $44 million at Sept. 30, 2011, $36 million at June 30, 2011 and $9 million at Sept. 30, 2010. Average commercial

BNY Mellon    39

paper outstanding was $300 million in the third quarter of 2011, $32 million in the third quarter of 2010 and $24 million in the second quarter of 2011.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010
Maximum daily balance during the quarter	$4,561	$2,959	$2,611
Average daily balance	$1,956	$1,853	$2,036
Weighted average rate during the quarter	1.72%	2.09%	1.67%
Ending balance	$4,561	$2,337	$2,220
Average rate at period end	1.81%	2.46%	1.46%

Other borrowed funds primarily include: term federal funds purchased under agreements to resell; borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of sub-custodian account balances in our Investment Services businesses. Overdrafts in these accounts typically relate to timing differences for settlements of these business activities. Other borrowed funds were $4.6 billion at Sept. 30, 2011 compared with $2.3 billion at June 30, 2011 and $2.2 billion at Sept. 30, 2010. The increase compared with both prior periods was driven by higher overdrafts.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, especially during periods of market stress. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or financial conditions. Liquidity risk can arise from cash flow mismatches, market constraints from inability to convert assets to cash, inability to raise cash in the markets or deposit run-off.

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

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We have begun to monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at Sept. 30, 2011. We also perform stress tests to verify sufficient funding capacity is accessible after conducting multiple stress scenarios.

Available funds are defined as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period end and on an average basis. The higher level of available funds at Sept. 30, 2011 compared with prior periods resulted from a higher level of client deposits.

40    BNY Mellon

Available and liquid funds	Sept. 30,	Dec. 31,	Average
(in millions)	2011	2010	3Q11	2Q11	3Q10	YTD11	YTD10
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$52,465	$50,200	$60,412	$59,291	$60,431	$59,124	$55,674
Federal funds sold and securities purchased under resale agreements	4,642	5,169	4,865	4,577	4,559	4,653	4,359
Total liquid funds	57,107	55,369	65,277	63,868	64,990	63,777	60,033
Cash and due from banks	6,691	3,675	5,204	4,325	3,903	4,543	3,698
Interest-bearing deposits with the Federal
Reserve and other central banks	68,290	18,549	61,115	34,078	9,813	38,671	13,399
Total available funds	$132,088	$77,593	$131,596	$102,271	$78,706	$106,991	$77,130
Total available funds as a percentage of total assets	41%	31%	42%	37%	33%	38%	33%

On an average basis for the first nine months of 2011 and 2010, non-core sources of funds such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, trading liabilities and other borrowings were $17.8 billion and $12.6 billion, respectively. The increase year-over-year primarily reflects higher levels of federal funds purchased, money market rate accounts and trading liabilities, partially offset by lower levels of other borrowed funds. Average foreign deposits, primarily from our European-based investment services business, were $82.2 billion and $70.2 billion for the first nine months of 2011 and 2010, respectively. Domestic savings and other time deposits averaged $35.6 billion for the first nine months of 2011, compared with $27.2 billion for the first nine months of 2010. Both increases reflect growth in client deposits.

Average payables to customers and broker-dealers were $7.1 billion for the first nine months of 2011 and $6.6 billion for the first nine months of 2010. Long-term debt averaged $17.6 billion in the first nine months of 2011 and $16.7 billion in the first nine months of 2010. The increase in average long-term debt was driven by planned capital actions and anticipated maturities. Average noninterest-bearing deposits increased to $51.8 billion in the first nine months of 2011 from $33.7 billion in the first nine months of 2010. A significant reduction in our Investment Services businesses would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market; and
•	access to the long-term debt and equity markets.

Our bank subsidiaries can declare dividends to the Parent of approximately $882 million, subsequent to Sept. 30, 2011 without the need for a regulatory waiver. The ability of our bank subsidiaries to pay dividends could be restricted if the Company records a substantial goodwill impairment charge. In addition, at Sept. 30, 2011, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

In the third quarter of 2011, the quarterly cash dividend was $0.13 per common share. Any increase in BNY Mellon’s ongoing quarterly dividends would require consultation with the Federal Reserve. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 21 of the Notes to Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report.

For the quarter ended Sept. 30, 2011, the Parent’s quarterly average commercial paper borrowings were $300 million compared with $32 million for the quarter ended Sept. 30, 2010. The Parent had cash of $3.9 billion at Sept. 30, 2011 compared with $3.2 billion at Dec. 31, 2010. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Commercial paper outstanding issued by the Parent was $44 million at Sept. 30, 2011 and $10 million at Dec. 31, 2010. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2011 increased $617 million compared with Dec. 31, 2010, primarily reflecting the issuance of long-term debt.

BNY Mellon    41

The Parent’s major uses of funds are payment of dividends, principal and interest payments on its borrowings, acquisitions, and additional investments in its subsidiaries.

In the third quarter of 2011, we repurchased 20.4 million common shares in the open market at an average price of $22.63 per share for a total of $462 million.

The Parent’s reliance on short-term unsecured funding sources such as commercial paper, federal funds and Eurodollars purchased, certificates of deposit, time deposits and bank notes is limited. The Parent’s liquidity target is to have sufficient cash on hand to meet its obligations over the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of Sept. 30, 2011, the Parent met its liquidity target.

In October 2011, our $226 million credit agreement with 10 financial institutions matured. There were no borrowings under this facility at Sept. 30, 2011. We have determined not to renew this credit agreement. We are satisfied that our other sources of liquidity are sufficient to meet our liquidity needs.

In addition to our other funding sources, we also have the ability to access the capital markets. In June 2010, we filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration statements will expire in June 2013, at which time we plan to file new shelf registration statements.

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of Sept. 30, 2011, were as follows:

Debt ratings at Sept. 30, 2011
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

In April 2010, Moody’s announced that regulatory changes in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit two notches of “lift” as a result of the rating agency’s government support assumptions. If these rating changes occur as proposed, the Parent, The Bank of New York Mellon and BNY Mellon, N.A. would remain at the highest level for all U.S. bank holding companies and U.S. banks. Moody’s continues to evaluate whether to reduce its support assumptions to below pre-financial crisis levels for banks that currently benefit from ratings uplift. In this context, in June 2011, Moody’s rating outlook on BNY Mellon and its rated subsidiaries deposits, senior debt, and senior subordinated debt changed to negative from stable.

On Aug. 3, 2011, Moody’s reiterated that the ratings noted above will remain on negative outlook to match Moody’s negative outlook on the U.S. Government, and also due to its opinion that U.S. Government support to systemically important banks could decline, over time, as the Dodd-Frank Act and other banking system changes are implemented. All short-term ratings for BNY Mellon were affirmed at Prime-1 and are unaffected by this action.

In October 2011, Fitch and DBRS reaffirmed all of our debt ratings.

42    BNY Mellon

Long-term debt increased to $19.4 billion at Sept. 30, 2011 from $17.0 billion at June 30, 2011, primarily due to the issuance of $2.6 billion of senior notes, partially offset by $489 million of calls of subordinated debt.

In the third quarter of 2011, we issued $1.0 billion of senior notes maturing in 2016 with an annual interest rate of 2.30%, $1.0 billion of senior notes maturing in 2021 with an annual interest rate of 3.55%, and $600 million of floating rate senior notes maturing in 2014.

The Parent has $601 million of long-term debt that will mature in the fourth quarter of 2011 and has the option to call $61 million of subordinated debt in the fourth quarter of 2011, which it may call and refinance if market conditions are favorable. The Parent has $3.45 billion of long-term debt that will mature in 2012.

We have $850 million of trust preferred securities that are freely callable in 2011. These securities qualify as Tier 1 capital. Any decision to call these securities will be based on interest rates, the availability of cash and capital, and regulatory conditions, as well as the implementation of the Dodd-Frank Act, which disqualifies these trust preferred securities from being treated as the Tier 1 capital of large bank holding companies, including BNY Mellon, over a three-year period beginning Jan. 1, 2013.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratios at Sept. 30, 2011 and Dec. 31, 2010 were 105.8% and 100.7%, respectively. Our target double leverage ratio is a maximum of 115%. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $1.085 billion extended by 19 financial institutions matures in March 2012. Average daily borrowings against these lines was $51 million in the third quarter of 2011. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matured in September 2011. The average borrowing against this line of credit was $1 million during the third quarter of 2011. Pershing LLC has seven separate uncommitted lines of credit amounting to $1.475 billion in aggregate. Average daily borrowing under these lines was $529 million, in aggregate, during the third quarter of 2011.

The committed line of credit maintained by Pershing LLC requires the Parent to maintain:

•	shareholders’ equity of $10 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio less than 130%.

We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million extended by five financial institutions matures in March 2012. There were no borrowings under these lines during the third quarter of 2011. Pershing Limited has three separate uncommitted lines of credit amounting to $500 million in aggregate. Average daily borrowing under these lines was $56 million, in aggregate, during the third quarter of 2011.

The committed line of credit maintained by Pershing Limited requires the Parent to maintain:

•	shareholders’ equity of $5 billion;
•	a ratio of Tier 1 capital plus the allowance for credit losses to nonperforming assets of at least 2.5; and
•	a double leverage ratio of less than 130%.

We are currently in compliance with these covenants.

Statement of cash flows

Cash used for operating activities was $683 million for the nine months ended Sept. 30, 2011 compared with $2.9 billion provided by operating activities in the nine months ended Sept. 30, 2010. In the first nine months of 2011, earnings were more than offset by changes in trading activities and accruals and other balances. In the first nine months of 2010, earnings, adjusted for deferred tax benefits, and

BNY Mellon    43

changes in accruals and other balances were partially offset by changes in trading activities.

Through Sept. 30, 2011, cash used for investing activities was $69.1 billion, compared with $16.3 billion in the first nine months of 2010. In the first nine months of 2011, increases in interest-bearing deposits with banks, the Federal Reserve and other central banks, and purchases of securities available-for-sale were a significant use of funds, partially offset by sales, paydowns and maturities of securities available-for-sale. In the first nine months of 2010, purchases of securities available-for-sale, an increase in interest-bearing deposits with banks, the Federal Reserve and other central banks, and the Acquisitions were a significant use of funds, and were partially offset by sales, paydowns and maturities of securities available-for-sale.

In the first nine months of 2011, cash provided by financing activities was $73.1 billion compared with $13.3 billion in the first nine months of 2010. In the first nine months of 2011, changes in deposits was a significant source of funds. In the first nine months of 2010, changes in deposits and other funds borrowed were a significant source of funds, partially offset by repayments of long-term debt.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Average common equity to average assets	10.9%	12.0%	12.6%	13.3%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.5%	11.1%	13.1%	12.7%
Total BNY Mellon shareholders’ equity	$33,695	$33,851	$32,354	$32,153
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$12,789	$12,671	$11,057	$10,659
Book value per common share	$27.79	$27.46	$26.06	$25.92
Tangible book value per common share – Non-GAAP (a)	$10.55	$10.28	$8.91	$8.59
Closing common stock price per share	$18.59	$25.62	$30.20	$26.13
Market capitalization	$22,543	$31,582	$37,494	$32,413
Common shares outstanding	1,212,632	1,232,691	1,241,530	1,240,454

Cash dividends per common share	$0.13	$0.13	$0.09	$0.09
Dividend yield	2.8%	2.0%	1.2%	1.4%
Dividend payout ratio	25%	22%	17%	18%

(a)	See Supplemental information beginning on page 49 for the reconciliation of GAAP to Non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2010. The increase primarily reflects earnings retention and an unrealized gain in the investment securities portfolio resulting from a decline in interest rates, partially offset by share repurchases. Total The Bank of New York Mellon Corporation shareholders’ equity decreased compared with June 30, 2011 as earnings retention was more than offset by share repurchases and the negative impact of foreign currency translation.

During the first nine months of 2011, we repurchased 31.3 million shares in the open market, including 20.4 million shares in the third quarter of 2011, at an average price of $22.63 per share for a total of $462 million. Our capital plan for 2011 authorizes the repurchase of up to $1.3 billion worth of common shares.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in other comprehensive income was $451 million at Sept. 30, 2011 compared with $151 million at Dec. 31, 2010. The increase in the valuation of the investment securities portfolio was driven by a decline in interest rates.

In October 2011, the Board of Directors declared a quarterly dividend of $0.13 per common share. This cash dividend is payable on Nov. 9, 2011, to shareholders of record as of the close of business on Oct. 31, 2011.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the

44    BNY Mellon

Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as well capitalized.

As of Sept. 30, 2011, BNY Mellon and our bank subsidiaries were considered well capitalized on the basis of the Total and Basel I Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	Sept. 30, 2011		June 30, 2011		Dec. 31, 2010	Sept. 30, 2010
Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A	6.5	% (c)	6.5	% (c)	N/A	N/A
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	N/A	N/A	5.9		6.0		5.8%	5.3%

Determined under Basel I-based guidelines:
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A	12.5%		12.6%		11.8%	10.7%
Tier 1 capital	6%	N/A	14.0		14.1		13.4	12.2
Total capital	10	N/A	16.1		16.7		16.3	15.8
Leverage	5	N/A	5.1		5.8		5.8	5.9

The Bank of New York Mellon capital ratios:
Tier 1 capital	6%	4%	13.5%		12.1%		11.4%	10.4%
Total capital	10	8	17.0		15.7		15.3	14.2
Leverage	5	3	5.1		5.3		5.3	5.6
(a)	Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(b)	See Supplemental information beginning on page 49 for a calculation of this ratio.
(c)	Restated to reflect updated guidelines issued in October 2011.
N/A	– Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

Our estimated Basel III Tier 1 common equity ratio was 6.5% at Sept. 30, 2011, compared with 6.5% at June 30, 2011. The ratio was impacted by earnings in the third quarter of 2011, which were offset by share repurchases and higher risk-weighted assets primarily driven by balance sheet growth.

If a financial holding company such as BNY Mellon fails to qualify as well capitalized, it may lose its status as a financial holding company, which may restrict its ability to undertake or continue certain activities or make acquisitions that are not generally permissible for bank holding companies without financial holding company status. If a bank holding company such as BNY Mellon or bank such as The Bank of New York Mellon or BNY Mellon, N.A. fails to qualify as “well capitalized”, it may be subject to higher FDIC assessments.

If a bank holding company such as BNY Mellon or bank such as The Bank of New York Mellon or BNY Mellon, N.A. fails to qualify as adequately capitalized, regulatory sanctions and limitations are imposed. At Sept. 30, 2011, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the well capitalized guidelines are as follows:

Capital above guidelines at Sept. 30, 2011
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$8,544	$6,640
Total capital	6,518	6,244
Leverage	387	258

BNY Mellon    45

In the third quarter of 2011, average non-interest bearing client deposits increased 71% primarily related to the events in Europe and the U.S. The additional deposits, which increased the balance sheet, required the Parent to make a capital contribution to The Bank of New York Mellon in order for The Bank of New York Mellon to maintain its leverage ratio above well capitalized guidelines. The leverage ratio of The Bank of New York Mellon was 5.1% at Sept. 30, 2011, compared with 5.3% at June 30, 2011.

The Tier 1 capital ratio varies depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole is higher. In addition, when markets experience significant volatility, our balance sheet size may increase considerably as client deposit levels increase.

In the third quarter of 2011, we generated $718 million of Basel I Tier 1 common equity primarily driven by earnings.

Our Basel I Tier 1 capital ratio was 14.0% at Sept. 30, 2011, compared with 14.1% at June 30, 2011, 13.4% at Dec. 31, 2010 and 12.2% at Sept. 30, 2010. The slight decrease from June 30, 2011 primarily reflects higher risk-weighted assets driven by higher client deposits. At Sept. 30, 2011, our total assets were $322.2 billion compared with $304.7 billion at June 30, 2011. Our Basel I Tier 1 leverage ratio was 5.1% at Sept. 30, 2011 compared with 5.8% at June

30, 2011 and Dec. 31, 2010 and 5.9% at Sept. 30, 2010. The decrease reflects higher average non-interest bearing client deposits.

The following table shows the impact of a $1 billion change in risk-weighted assets or a $100 million change in common equity on the consolidated capital ratios at Sept. 30, 2011.

Potential impact to capital ratios as of Sept. 30, 2011
	Change of
(basis points)	$100 million in common equity		$1 billion in risk- weighted assets/ quarterly average assets (a)
Basel I:
Tier 1 capital	9	bp	13	bp
Total capital	9		15
Leverage	3		2

Basel III:
Estimated Tier 1 common equity ratio	5	bp	4	bp

(a)	Quarterly average assets determined under Basel I regulatory guidelines.

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 5.9% at Sept. 30, 2011 compared with 6.0% at June 30, 2011, 5.8% at Dec. 31, 2010 and 5.3% at Sept. 30, 2010. The decrease compared with June 30, 2011 was primarily driven by balance sheet growth during the third quarter of 2011.

At Sept. 30, 2011, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, all of which currently qualify as Tier 1 capital.

46    BNY Mellon

The following table presents the components of our risk-based capital at Sept. 30, 2011, June 30, 2011, Dec. 31, 2010 and Sept. 30, 2010, respectively.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Tier 1 capital:
Common shareholders’ equity	$33,695	$33,851	$32,354	$32,153
Trust preferred securities	1,660	1,669	1,676	1,680
Adjustments for:
Goodwill and other intangibles (b)	(20,906)	(21,180)	(21,297)	(21,494)
Pensions/cash flow hedges	969	1,018	1,053	1,029
Securities valuation allowance	(466)	(433)	(170)	(324)
Merchant banking investments	(32)	(33)	(19)	(18)
Total Tier 1 capital	14,920	14,892	13,597	13,026
Tier 2 capital:
Qualifying unrealized gains on equity securities	2	5	5	4
Qualifying subordinated debt	1,723	2,120	2,381	3,128
Qualifying allowance for credit losses	498	535	571	609
Total Tier 2 capital	2,223	2,660	2,957	3,741
Total risk-based capital	$17,143	$17,552	$16,554	$16,767
Total risk-weighted assets	$106,256	$105,316	$101,407	$106,362
Average assets for leverage capital purposes	$290,647	$257,714	$235,905	$219,691

(a)	Dec. 31, 2010 and Sept. 30, 2010 include discontinued operations.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,604 million at Sept. 30, 2011, $1,630 million at June 30, 2011, $1,625 million at Dec. 31, 2010 and $1,634 million at Sept. 30, 2010, and deferred tax liabilities associated with tax deductible goodwill of $915 million at Sept. 30, 2011, $895 million at June 30, 2011, $816 million at Dec. 31, 2010 and $763 million at Sept. 30, 2010.

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

The following tables indicate the calculated VAR amounts for the trading portfolio for the periods indicated:

VAR (a)	3rd Quarter 2011			Sept. 30, 2011
(in millions)	Average	Minimum	Maximum
Interest rate	$8.6	$5.6	$12.7	$10.9
Foreign exchange	3.2	1.7	5.3	3.8
Equity	3.7	2.2	6.0	4.1
Credit	-	-	-	-
Diversification	(5.4)	N/M	N/M	(5.5)
Overall portfolio	10.1	6.8	15.0	13.3

VAR (a)	2nd Quarter 2011			June 30, 2011
(in millions)	Average	Minimum	Maximum
Interest rate	$6.1	$3.5	$10.4	$6.7
Foreign exchange	2.9	0.8	5.2	3.2
Equity	2.7	2.1	3.3	2.8
Credit	0.2	0.1	0.2	0.2
Diversification	(4.6)	N/ M	N/M	(4.8)
Overall portfolio	7.3	5.2	10.2	8.1

VAR (a)	3rd Quarter 2010			Sept. 30, 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$5.4	$3.9	$8.2	$3.9
Foreign exchange	3.2	1.3	5.0	3.5
Equity	4.9	3.3	7.6	6.5
Credit	0.7	0.4	1.1	0.4
Diversification	(6.3)	N/M	N/M	(5.1)
Overall portfolio	7.9	5.2	10.5	9.2

VAR (a)	Year-to-date 2011
(in millions)	Average	Minimum	Maximum
Interest rate	$6.6	$3.0	$12.7
Foreign exchange	2.6	0.4	5.3
Equity	3.0	1.8	6.1
Credit	0.1	-	0.3
Diversification	(4.5)	N/M	N/M
Overall portfolio	7.8	4.1	15.0

BNY Mellon    47

VAR (a)	Year-to-date 2010
(in millions)	Average	Minimum	Maximum
Interest rate	$6.1	$3.4	$10.9
Foreign exchange	2.8	0.9	5.0
Equity	3.5	1.3	7.6
Credit	0.7	0.4	1.3
Diversification	(5.6)	N/M	N/M
Overall portfolio	7.5	3.5	11.4

(a)	VAR figures do not reflect the impact of CVA guidance in ASC 820. This is consistent with the Regulatory treatment. VAR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2011, interest rate risk generated 55% of average VAR, equity risk generated 24% of average VAR and foreign exchange risk generated 21% of average VAR. During the third quarter of 2011, our daily trading loss did not exceed our calculated VAR amount on any given day. BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the third quarter of 2011, the volatility of this index increased approximately 27 basis points from the second quarter of 2011.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
Revenue range:	Number of days
Less than $(2.5)	2	-	1	-	1
$(2.5) - $0	3	4	2	2	1
$0 - $2.5	27	17	22	21	19
$2.5 - $5.0	23	26	28	30	28
More than $5.0	9	16	9	11	15

(a)	Distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge.

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

At Sept. 30, 2011, our over-the-counter (“OTC”) derivative assets of $7.7 billion included a CVA deduction of $220 million, including $25 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $7.5 billion included a debit valuation adjustment (“DVA”) of $63 million related to our own credit spread. Net of hedges, the CVA increased $54 million and the DVA increased $14 million in the third quarter of 2011. The net impact of these adjustments decreased foreign exchange and other trading revenue by $40 million in the third quarter of 2011.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2010	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
Rating:
AAA to AA-	47%	52%	51%	51%	48%
A+ to A-	18	18	18	17	19
BBB+ to BBB-	24	21	21	21	23
Noninvestment grade (BB+ and lower)	11	9	10	11	10
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

48    BNY Mellon

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at Sept. 30, 2011
(dollar amounts in millions)
up 200 bps vs. baseline	$549
up 100 bps vs. baseline	389
Long-term up 50 bps, short-term unchanged (a)	74
Long-term down 50 bps, short-term unchanged (a)	(77)
(a)	Long-term is equal to or greater than one year.

bps – basis points.

The baseline scenario’s Fed Funds rate in the Sept. 30, 2011 analysis was 0.25%. The 100 basis point ramp scenario assumes short-term rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase. Both the up 200 basis point and the up 100 basis point Sept. 30, 2011 scenarios assume 10-year rates rise 184 and 84 basis points, respectively.

Off-balance sheet arrangements

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

See Note 18 for a further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Tier 1 common equity to risk-weighted assets excludes trust preferred securities, which will be phased out as Tier 1 regulatory capital beginning in

BNY Mellon    49

2013. Unlike the Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. This ratio is also informative to investors in BNY Mellon’s common stock because, unlike the Tier 1 capital ratio, it excludes trust preferred securities issued by BNY Mellon, which will be eliminated as Tier 1 regulatory capital over a three-year period beginning in 2013. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio on a basis that is representative of how it currently understands the Basel III rules. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position. Additionally, the presentation of the Basel III Tier 1 common equity ratio allows investors to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies.

BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains (losses); and expense measures which exclude special litigation reserves taken in the first quarter of 2010, restructuring charges, M&I expenses and amortization of intangible assets expenses. BNY Mellon believes that these measures are useful to investors because they permit a focus on period to period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to situations where accounting rules require certain ongoing charges as a result of prior transactions, or where we have incurred charges unrelated to operational initiatives. M&I expenses primarily relate to the Acquisitions in 2010 and the merger with Mellon Financial Corporation in 2007. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased, typically after approximately three years. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded.

With regards to the exclusion of net securities gains (losses), BNY Mellon’s primary businesses are Investment Management and Investment Services. The management of these businesses is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. The investment securities portfolio is managed within the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio.

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

50    BNY Mellon

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business-level basis.

Return on common equity and tangible common equity
(dollars in millions)	3Q11	2Q11	3Q10 (a)	YTD11	YTD10 (a)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation - GAAP	$651	$735	$622	$2,011	$1,839
Less: Loss from discontinued operations, net of tax	-	-	(3)	-	(55)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	651	735	625	2,011	1,894
Add: Amortization of intangible assets, net of tax	67	68	70	203	192
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	$718	$803	$695	$2,214	$2,086

Average common shareholders’ equity	$34,008	$33,464	$31,868	$33,437	$30,691
Less: Average goodwill	18,156	18,193	17,798	18,157	16,677
Average intangible assets	5,453	5,547	5,956	5,554	5,632
Add: Deferred tax liability – tax deductible goodwill	915	895	763	915	763
Deferred tax liability – non-tax deductible intangible assets	1,604	1,630	1,634	1,604	1,634
Average tangible common shareholders’ equity – Non-GAAP	$12,918	$12,249	$10,511	$12,245	$10,779

Return on common equity – GAAP (b)	7.6%	8.8%	7.8%	8.0%	8.3%
Return on tangible common equity – Non-GAAP (b)	22.1%	26.3%	26.3%	24.2%	25.9%

(a)	Presented on a continuing operations basis.
(b)	Annualized.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010
Common shareholders’ equity at period end – GAAP	$33,695	$33,851	$32,153
Less: Goodwill	18,045	18,191	18,073
Intangible assets	5,380	5,514	5,818
Add: Deferred tax liability – tax deductible goodwill	915	895	763
Deferred tax liability – non-tax deductible intangible assets	1,604	1,630	1,634
Tangible common shareholders’ equity at period end – Non-GAAP	$12,789	$12,671	$10,659

Total assets at period end – GAAP	$322,187	$304,706	$254,157
Less: Assets of consolidated investment management funds	12,063	13,533	14,605
Subtotal assets of operations – Non-GAAP	310,124	291,173	239,552
Less: Goodwill	18,045	18,191	18,073
Intangible assets	5,380	5,514	5,818
Cash on deposit with the Federal Reserve and other central banks (a)	68,293	56,478	15,750
Tangible assets of operations at period end – Non-GAAP	$218,406	$210,990	$199,911

Common shareholders’ equity to total assets – GAAP	10.5%	11.1%	12.7%
Tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	5.9%	6.0%	5.3%

Period end common shares outstanding (in thousands)	1,212,632	1,232,691	1,240,454

Book value per common share	$27.79	$27.46	$25.92
Tangible book value per common share – Non-GAAP	$10.55	$10.28	$8.59

(a)	Assigned a zero percent risk weighting by the regulators.

BNY Mellon    51

Calculation of Tier 1 common equity to risk-weighted assets ratio (a) (dollars in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010	Sept. 30, 2010
Total Tier 1 capital	$14,920	$14,892	$13,597	$13,026
Less: Trust preferred securities	1,660	1,669	1,676	1,680
Total Tier 1 common equity	$13,260	$13,223	$11,921	$11,346

Total risk-weighted assets	$106,256	$105,316	$101,407	$106,362

Tier 1 common equity to risk-weighted assets ratio	12.5%	12.6%	11.8%	10.7%

(a)	Determined under Basel I regulatory guidelines. The periods ended Dec. 31, 2010 and Sept. 30, 2010 include discontinued operations.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a) (dollars in millions)	Sept. 30, 2011		June 30, 2011
Estimated Basel III Tier 1 common equity	$11,681		$11,556
Estimated Basel III risk-weighted assets	$180,480		$177,281
Estimated Basel III Tier 1 common equity ratio	6.5	% (b)	6.5	% (b)

(a)	Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our business changes.
(b)	Restated to reflect updated guidelines issued in October 2011.

The following table presents investment management fee revenue excluding performance fees.

Investment management and performance fee revenue				3Q11 vs.
(dollars in millions)	3Q11	2Q11	3Q10	3Q10	2Q11
Investment management and performance fee revenue	$729	$779	$696	5%	(6)%
Less: Performance fees	11	18	16
Investment management fee revenue excluding performance fees	$718	$761	$680	6%	(6)%

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
Operations of consolidated investment management funds	$32	$63	$37	$205	$167
Less: Noncontrolling interests of consolidated investment management funds	13	21	(12)	78	45
Income from consolidated investment management funds, net of noncontrolling interests	$19	$42	$49	$127	$122

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q10	4Q10	1Q11	2Q11	3Q11	YTD11	YTD10
Investment management and performance fees	$36	$35	$31	$29	$27	$87	$90
Other (Investment income)	13	10	35	13	(8)	40	32
Income from consolidated investment management funds, net of noncontrolling interests	$49	$45	$66	$42	$19	$127	$122

52    BNY Mellon

The following table presents the GAAP to Non-GAAP reconciliation of the effective tax rate.

Reconciliation of effective tax rate	3Q11	2Q11	3Q10 (a)
Effective tax rate – GAAP	29.7%	26.9%	26.4%
Consolidated investment management funds	(1.6)	2.6	(0.5)
Other	0.9	0.5	2.3
Effective tax rate – operating basis – Non-GAAP	29.0%	30.0%	28.2%

(a)	Presented on a continuing operations basis.

Recent accounting and regulatory developments

Recently issued Accounting Standards

ASU 2011-03 – Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” This ASU will improve the accounting for repos and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by this ASU.

The guidance in this ASU is effective for the first interim or annual period beginning after Dec. 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a material impact on our results of operations.

ASU 2011-04 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance in this ASU is effective for the first interim and annual period beginning after Dec. 15, 2011, and should be applied prospectively. Early adoption is not permitted. This ASU will have no impact on our results of operations.

ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU is aimed at increasing the prominence of other comprehensive income in the financial statements. The new guidance eliminates the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous statement would present other comprehensive income and its components on the income statement. Under the two statement approach, the first statement would include components of net income and the second statement would include other comprehensive income and its components. The ASU does not change the items that must be reported in other comprehensive income. This ASU will have no impact on our results of operations.

The guidance in this ASU is effective for the first interim and annual period beginning after Dec. 15,

BNY Mellon    53

2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In October 2011, the FASB proposed to defer the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. The deferral, if finalized, would not impact the effective date of the remaining disclosure required by ASU 2011-05.

ASU 2011-08 - Testing for Goodwill Impairment

In September 2011, the FASB issued ASU 2011-08, “Testing for Goodwill Impairment”, which amends the guidance in ASC 350 for goodwill impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, or the annual requirement to test goodwill for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. Early adoption is permitted.

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

The FASB tentatively decided that the business strategy should be determined by the business activities that an entity uses in acquiring and managing financial assets. The FASB plans to reexpose the proposed amendments for public comment. Both the FASB and the International Accounting Standards Board (“IASB”) discussed effective dates pertaining to the financial instruments project and noted that such a date would not be for several years.

Supplementary Document - Impairment

On Jan. 31, 2011, the FASB issued a Supplementary Document, “Impairment”. The Supplementary Document proposes to replace the incurred loss impairment model under U.S. GAAP with an expected loss impairment model. The document focuses on when and how credit impairment should be recognized. The proposal is limited to open portfolios of assets such as portfolios that are constantly changing, through originations, purchases, transfers, write-offs, sales and repayments. The proposal in the Supplementary Document would apply to loans and debt instruments under U.S. GAAP that are managed on an “open” portfolio basis provided they are not measured at fair value with changes in fair value recognized in net income. In the second quarter of 2011, the FASB and IASB revised the model from a two category approach for splitting the debt

54    BNY Mellon

investment portfolio to a three category approach to better reflect the general pattern of credit quality deterioration. Both the FASB and the IASB continue to discuss alternate impairment models and have not reached a tentative decision. An exposure draft with the new proposed model is targeted for the first quarter of 2012.

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued Proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In 2011, the FASB and IASB revised several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations, and deferring contract origination costs. In June 2011, the FASB and IASB announced their intent to release for public comment a revised exposure draft due to the numerous tentative changes to the proposal’s original guidance. Such a revised exposure draft is expected to be issued in the fourth quarter of 2011 to be followed by a 120-day comment period. Both boards discussed effective dates pertaining to the revenue project and noted that such dates would not be earlier than Jan. 1, 2015.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of-use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially measure the residual asset as an allocation of the carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term using the rate the lessor charges the lessee. The FASB is expected to reexpose the standard during the first quarter of 2012. A final standard is expected by the end of 2012.

Proposed ASU – Offsetting

In January 2011, the FASB issued Proposed ASU, “Offsetting”. Under this proposal an entity would be required to offset a recognized financial asset and a recognized financial liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the financial asset and financial liability on a net basis or to realize the financial asset and settle the financial liability simultaneously. An entity that fails to satisfy either criterion would be prohibited from offsetting the financial asset and the financial liability in the statement of financial position. This proposal would require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The comment period on this proposed ASU ended in April 2011. At a recent meeting, the FASB supported an offsetting approach that provides an exception for derivative instruments from the general offsetting criteria, which is consistent with current U.S. GAAP. A final ASU is expected in the fourth quarter of 2011.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

BNY Mellon    55

Regulatory developments

Task Force on Tri-Party Repo Infrastructure

As a result of the recent financial crisis, regulatory agencies worldwide have begun to re-examine systemic risks to various financial markets. One of the markets that regulatory agencies are reviewing, and in which BNY Mellon participates as a clearing and custody bank, is the tri-party repurchase transaction market, or tri-party repo market. The Federal Reserve Bank of New York has sponsored a Task Force on Tri-Party Repo Infrastructure to examine the risks in that market and to decide what changes should be implemented so that such risks may be mitigated or avoided in future financial crises. The Task Force has issued recommendations regarding the tri-party repo market, including implementing operational enhancements to achieve the “practical elimination” of intraday credit by clearing banks, such as BNY Mellon. BNY Mellon is working with the Federal Reserve and the Task Force to assess the impact of implementing the recommendations on our business.

Consumer Financial Protection Bureau

In July 2011, our depository institutions were notified that they will be supervised by the Consumer Financial Protection Bureau (“CFPB”) for certain consumer protection purposes.

The CFPB informed us it will focus on:

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

FDIC assessment base and rates changes

On Feb. 7, 2011, the FDIC approved a final rule on assessments, dividends, assessment base and large bank pricing. The rule implements changes mandated by the Dodd-Frank Act which requires the FDIC to amend the assessment base used for calculating deposit insurance assessments. Consistent with the Dodd-Frank Act, the rule defines the assessment base to be average consolidated total assets of the insured depository institution during the assessment period, minus average tangible equity and in certain cases, adjustments for custody and banker’s banks.

The FDIC rule adjusts the assessment base for custodial banks in recognition of the fact that such banks need to hold liquid assets to facilitate the payments and processes associated with their custody and safekeeping accounts. The rule limits the custody bank assessment adjustment to 0% of Basel I risk-weighted assets plus 50% of those assets with a Basel I risk-weighting of 20%, up to the average amount of deposit transaction accounts on the custodial bank’s balance sheet which can be directly linked to fiduciary or custody and safekeeping accounts.

56    BNY Mellon

The rule also adjusts the assessment rates to mitigate the impact of the expanded assessment base on the overall amount of assessment revenue. The base rate schedule, which includes adjustments for unsecured debt, depository institution debt and brokered deposits, also creates a separate category for large and highly complex institutions (this category would include both The Bank of New York Mellon and BNY Mellon, N.A.). The rule provides a broad range of assessment rates (2.5-45 basis points) for large and highly complex institutions.

BNY Mellon expects the FDIC assessment rule to have a minimal impact in 2011.

Resolution Plan – Dodd-Frank Act

This fall, the FDIC and the Federal Reserve issued a final rule requiring certain organizations, including bank holding companies with consolidated assets of $50 billion or more, to file and report resolution plans as required by the Dodd-Frank Act.

The final rule requires the Company to describe its plan of how it could be resolved in a bankruptcy proceeding. The goal is to achieve a rapid and orderly resolution of an organization in such a way as not to cause a systemic risk to the financial system. The final rule also sets specific standards for the resolution plans, including requiring an executive summary strategic analysis of the plan’s components, a description of the range of specific actions to be taken in the resolution, and analyses of the Company’s organization, material entities, interconnections and interdependencies, and management information systems among other elements. BNY Mellon expects it will be required to submit plans by July 1, 2012. Plans are required to be updated annually.

Resolution Plan – Insured Depository Institutions

In September 2011, the FDIC approved an Interim Final Rule that would require an insured depository institution with $50 billion or more in total assets to submit periodic contingency plans to the FDIC for resolution in the event of the financial institution’s failure. The rule requires these insured institutions to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank to ensure that depositors receive access to their insured deposits within one business day of the institution’s failure, maximize the net present value return from the sale or disposition of its assets and minimize the amount of any loss to be realized by the institution’s creditors. The Interim Final Rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems among other elements. The Interim Final Rule complements the separate rulemaking required by the Dodd-Frank Act. The interim final rule authorizes its publication in the Federal Register with a 60-day comment period and an effective date of Jan. 1, 2012.

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

Federal Reserve’s assessment of comprehensive capital plans

As authorized by the Dodd-Frank Act, the Federal Reserve anticipates finalizing amendments to Regulation Y in November 2011. These amendments will require the 19 Supervisory Capital Assessment Program bank holding companies (including BNY Mellon) to submit capital plans on an annual basis. Such bank holding companies will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under bank-developed baseline and stress projections as well as under a Federal Reserve-developed stress projection using adverse macroeconomic assumptions. As part of this process, BNY Mellon also provides the Federal Reserve with projections covering the time period it will take us to fully comply with Basel III capital guidelines, including the 7% Tier 1 common equity,

BNY Mellon    57

8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements.

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

Basel II

In the U.S., Basel II became effective on April 1, 2008. Under the final rule, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old guidelines and new guidelines. As discussed below under “—Establishment of a Risk-Based Capital Floor”, the banking agencies’ have amended their capital guidelines to provide that their Basel I-based capital requirements applicable to banks, as in effect from time-to-time, will act as a floor on risk-based capital required to be maintained by larger banking organizations, including BNY Mellon, that are subject to Basel II.

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

58    BNY Mellon

The phase-in of the capital conservation buffer will commence on Jan. 1, 2016, and the rules will be fully phased-in by Jan. 1, 2019.

Under the Dodd-Frank Act, for systemically important banks, including BNY Mellon, the Federal Reserve may increase the capital buffer. The purpose of these new capital requirements is to ensure financial institutions are better capitalized to withstand periods of unfavorable financial and economic conditions. On July 19, 2011, the Basel Committee issued a consultative document setting forth proposals to apply a new Tier 1 common equity surcharge to certain global systemically important banks (“G-SIBs”), and on Nov. 4, 2011 the Basel committee issued final provisions substantially unchanged from the proposals. G-SIBs subject to the surcharge would be identified by application of a quantitative “indicator-based approach” comprised of five broad categories of indicators – cross-jurisdictional activity, size, interconnectedness, substitutability and complexity. Each G-SIB would initially be assigned to one of four “buckets”, with the capital surcharges for those buckets ranging from 1% to 2.5%. There would be an additional 3.5% bucket that would initially be empty but that could be applied to a G-SIB that increases materially its global systemic importance in the future, for example by increasing total assets. The G-SIB equity surcharge provisions, like the rest of Basel III and the Dodd-Frank Act provisions referenced above, are subject to interpretation and implementation by U.S. regulatory authorities. In a companion release on Nov. 4, 2011 addressing progress on a variety of financial regulatory reforms relating to globally systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions that included BNY Mellon and indicated that it used the G-SIB surcharge methodology in creating the list.

Under Basel III, certain items, to the extent they exceed 10% of Tier 1 capital individually, or 15% of Tier 1 capital in the aggregate, would be deducted from our capital. These items include:

•	Deferred tax assets that arise from timing differences; and
•	Significant investments in unconsolidated financial institutions.

At Sept. 30, 2011, BNY Mellon did not exceed either threshold.

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

Given that the Basel III rules are subject to change, we cannot be certain of the impact the new regulations will have on our capital ratios. We previously expected the Basel III Tier 1 common equity ratio to be above 7% by Dec. 31, 2011. However, given the impact of our much larger balance sheet and the timing related to the sales of certain businesses, we currently estimate that our Tier 1 common equity ratio at Dec. 31, 2011 under Basel III guidelines will be less than the 7.0% previously indicated. Given the strength of our balance sheet and ability to rapidly generate capital, we do not anticipate accelerating our timeline to meet the proposed Basel III capital guidelines.

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, even though a leverage requirement has not been an international standard in the past, the U.S. banking agencies’ capital regulations do require bank holding companies and banks to comply with a minimum leverage ratio requirement (Basel III will impose a leverage requirement as an international standard). The Federal Reserve Board’s existing leverage ratio requirement for bank holding companies is that the bank holding company maintain a ratio of Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. At Sept. 30, 2011, BNY Mellon’s

BNY Mellon    59

leverage ratio was 5.1% and the leverage ratio of The Bank of New York Mellon was 5.1%.

Beginning in July 2011, our financial holding company (“FHC”) status also depended upon BNY Mellon maintaining its status as “well capitalized” under applicable Federal Reserve Board regulations. An FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities or make acquisitions that are not generally permissible for bank holding companies without FHC status or to continue such activities. Currently, we meet these requirements.

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

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. Such countries include Belgium, Brazil, the Netherlands, Australia and Hong Kong. Other countries that have established an IFRS conversion time frame which will affect our statutory reporting include Canada (2011), South Korea (2011) and Argentina (2012).

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

BNY Mellon    61

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010 (a)	Sept. 30, 2011	Sept. 30, 2010 (a)
Fee and other revenue
Investment services fees:
Asset servicing	$928	$980	$870	$2,831	$2,175
Issuer services	442	365	364	1,158	1,051
Clearing services	297	292	252	881	727
Treasury services	127	127	132	382	388
Total investment services fees	1,794	1,764	1,618	5,252	4,341
Investment management and performance fees	729	779	696	2,272	2,068
Foreign exchange and other trading revenue	194	222	146	614	628
Distribution and servicing	43	49	56	145	155
Financing-related fees	40	49	49	132	147
Investment income	57	71	64	195	244
Other	32	74	33	120	143
Total fee revenue	2,889	3,008	2,662	8,730	7,726
Net securities gains (losses) – including other-than-temporary impairment	(13)	54	(37)	22	(39)
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	(11)	6	(43)	(29)	(65)
Net securities gains (losses)	(2)	48	6	51	26
Total fee and other revenue	2,887	3,056	2,668	8,781	7,752
Operations of consolidated investment management funds
Investment income	169	171	144	562	487
Interest of investment management fund note holders	137	108	107	357	320
Income of consolidated investment management funds	32	63	37	205	167
Net interest revenue
Interest revenue	928	887	859	2,663	2,578
Interest expense	153	156	141	459	373
Net interest revenue	775	731	718	2,204	2,205
Provision for credit losses	(22)	-	(22)	(22)	33
Net interest revenue after provision for credit losses	797	731	740	2,226	2,172
Noninterest expense
Staff	1,457	1,463	1,344	4,344	3,798
Professional, legal and other purchased services	311	301	282	895	779
Net occupancy	151	161	150	465	430
Software	113	121	108	356	293
Distribution and servicing	100	109	94	320	273
Sub-custodian	80	88	60	236	177
Furniture and equipment	80	82	79	246	225
Business development	57	73	63	186	183
Other	304	292	249	873	800
Subtotal	2,653	2,690	2,429	7,921	6,958
Amortization of intangible assets	106	108	111	322	306
Restructuring charges	(5)	(7)	15	(18)	7
Merger and integration expenses	17	25	56	59	96
Total noninterest expense	2,771	2,816	2,611	8,284	7,367
Income
Income from continuing operations before income taxes	945	1,034	834	2,928	2,724
Provision for income taxes	281	277	220	837	782
Net income from continuing operations	664	757	614	2,091	1,942
Discontinued operations:
Loss from discontinued operations	-	-	(6)	-	(92)
Benefit for income taxes	-	-	(3)	-	(37)
Net loss from discontinued operations	-	-	(3)	-	(55)
Net income	664	757	611	2,091	1,887
Net (income) loss attributable to noncontrolling interests (includes $(13), $(21), $12, $(78) and $(45) related to consolidated investment management funds)	(13)	(22)	11	(80)	(48)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$651	$735	$622	$2,011	$1,839

62    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued
Reconciliation of net income from continuing operations to the net income applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended			Nine months ended
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Net income from continuing operations	$664	$757	$614	$2,091	$1,942
Net (income) loss attributable to noncontrolling interests	(13)	(22)	11	(80)	(48)
Net income from continuing operations applicable to common shareholders of The Bank of New York Mellon Corporation	651	735	625	2,011	1,894
Net loss from discontinued operations	-	-	(3)	-	(55)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	651	735	622	2,011	1,839
Less: Earnings allocated to participating securities	7	8	5	21	17
Excess of redeemable value over the fair value of noncontrolling interests	4	-	-	10	-
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per share	$640	$727	$617	$1,980	$1,822

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Nine months ended
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Basic	1,214,126	1,230,406	1,210,534	1,226,132	1,205,911
Common stock equivalents	7,395	9,318	7,347	9,096	9,592
Less: Participating securities	5,994	6,014	5,197	6,186	5,815
Diluted	1,215,527	1,233,710	1,212,684	1,229,042	1,209,688

Anti-dilutive securities (b)	94,432	88,938	108,745	86,986	87,968

Earnings per shares applicable to the common shareholders of The Bank of New York Mellon Corporation (c) (in dollars)	Quarter ended			Nine months ended
	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Basic:
Net income from continuing operations	$0.53	$0.59	$0.51	$1.61	$1.56
Net loss from discontinued operations	-	-	-	-	(0.05)
Net income applicable to common stock	$0.53	$0.59	$0.51	$1.61	$1.51
Diluted:
Net income from continuing operations	$0.53	$0.59	$0.51	$1.61	$1.55
Net loss from discontinued operations	-	-	-	-	(0.05)
Net income applicable to common stock	$0.53	$0.59	$0.51	$1.61	$1.51 (d)

(a)	During the first quarter of 2011, BNY Mellon realigned its internal reporting structure. See Note 1—Organization of our business on page 67 for additional information.
(b)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(c)	Basic and diluted earnings per share under the two-class method are determined on the net income reported on the income statement less earnings allocated to participating securities, and the excess of redeemable value over the fair value of noncontrolling interests.
(d)	Does not foot due to rounding.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	Sept. 30, 2011	Dec. 31, 2010
Assets
Cash and due from:
Banks	$6,691	$3,675
Interest-bearing deposits with the Federal Reserve and other central banks	68,290	18,549
Interest-bearing deposits with banks	52,465	50,200
Federal funds sold and securities purchased under resale agreements	4,642	5,169
Securities:
Held-to-maturity (fair value of $4,037 and $3,657)	4,013	3,655
Available-for-sale	72,572	62,652
Total securities	76,585	66,307
Trading assets	9,625	6,276
Loans	45,312	37,808
Allowance for loan losses	(392)	(498)
Net loans	44,920	37,310
Premises and equipment	1,705	1,693
Accrued interest receivable	645	508
Goodwill	18,045	18,042
Intangible assets	5,380	5,696
Other assets (includes $1,452 and $1,075, at fair value)	21,131	18,790
Assets of discontinued operations	-	278
Subtotal assets of operations	310,124	232,493
Assets of consolidated investment management funds, at fair value:
Trading assets	11,419	14,121
Other assets	644	645
Subtotal assets of consolidated investment management funds, at fair value	12,063	14,766
Total assets	$322,187	$247,259
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$81,821	$38,703
Interest-bearing deposits in U.S. offices	41,882	37,937
Interest-bearing deposits in Non-U.S. offices	87,187	68,699
Total deposits	210,890	145,339
Federal funds purchased and securities sold under repurchase agreements	6,768	5,602
Trading liabilities	7,960	6,911
Payables to customers and broker-dealers	13,097	9,962
Commercial paper	44	10
Other borrowed funds	4,561	2,858
Accrued taxes and other expenses	6,324	6,164
Other liabilities (includes allowance for lending related commitments of $106 and $73, also includes $869 and $590, at fair value)	7,964	7,176
Long-term debt (includes $320 and $269, at fair value)	19,399	16,517
Subtotal liabilities of operations	277,007	200,539
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,626	13,561
Other liabilities	25	2
Subtotal liabilities of consolidated investment management funds, at fair value	10,651	13,563
Total liabilities	287,658	214,102
Temporary equity
Redeemable noncontrolling interest	124	92
Permanent equity
Common stock – par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,248,378,937 and 1,244,608,989 common shares	12	12
Additional paid-in capital	23,117	22,885
Retained earnings	12,464	10,898
Accumulated other comprehensive loss, net of tax	(1,004)	(1,355)
Less: Treasury stock of 35,746,824 and 3,078,794 common shares, at cost	(894)	(86)
Total The Bank of New York Mellon Corporation shareholders’ equity	33,695	32,354
Non-redeemable noncontrolling interests	-	12
Non-redeemable noncontrolling interests of consolidated investment management funds	710	699
Total permanent equity	34,405	33,065
Total liabilities, temporary equity and permanent equity	$322,187	$247,259

See accompanying Notes to Consolidated Financial Statements.

64    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2011	2010
Operating activities
Net income	$2,091	$1,887
Net (income) attributable to noncontrolling interests	(80)	(48)
Net loss from discontinued operations	-	(55)
Income from continuing operations attributable to The Bank of New York Mellon Corporation	2,011	1,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(22)	33
Pension plan contribution	(23)	-
Depreciation and amortization	557	413
Deferred tax expense (benefit)	174	797
Net securities (gains) and venture capital (income)	(66)	(46)
Change in trading activities	(2,441)	(639)
Change in accruals and other, net	(873)	437
Net cash (used for) provided by operating activities	(683)	2,889
Investing activities
Change in interest-bearing deposits with banks	(2,568)	(2,879)
Change in interest-bearing deposits with Federal Reserve and other central banks	(49,213)	(8,403)
Purchases of securities held-to-maturity	(1,224)	(19)
Paydowns of securities held-to-maturity	157	194
Maturities of securities held-to-maturity	776	223
Purchases of securities available-for-sale	(26,897)	(12,802)
Sales of securities available-for-sale	6,959	3,609
Paydowns of securities available-for-sale	6,281	5,395
Maturities of securities available-for-sale	4,649	1,912
Net principal (disbursed to) received from loans to customers	(7,993)	162
Sales of loans and other real estate	430	522
Change in federal funds sold and securities purchased under resale agreements	527	(1,200)
Change in seed capital investments	75	(156)
Purchases of premises and equipment/capitalized software	(580)	(120)
Acquisitions, net cash	(37)	(2,793)
Dispositions, net cash	-	133
Proceeds from the sale of premises and equipment	13	6
Other, net	(487)	(35)
Net cash (used for) investing activities	(69,132)	(16,251)
Financing activities
Change in deposits	65,617	13,050
Change in federal funds purchased and securities sold under repurchase agreements	1,166	(243)
Change in payables to customers and broker-dealers	3,135	170
Change in other borrowed funds	1,829	1,344
Change in commercial paper	34	(3)
Net proceeds from the issuance of long-term debt	3,793	650
Repayments of long-term debt	(1,237)	(2,027)
Proceeds from the exercise of stock options	17	25
Issuance of common stock	18	692
Treasury stock acquired	(802)	(39)
Common cash dividends paid	(435)	(328)
Other, net	(10)	1
Net cash provided by financing activities	73,125	13,292
Effect of exchange rate changes on cash	(294)	31
Change in cash and due from banks
Change in cash and due from banks	3,016	(39)
Cash and due from banks at beginning of period	3,675	3,732
Cash and due from banks at end of period	$6,691	$3,693
Supplemental disclosures
Interest paid	$391	$317
Income taxes paid	347	413
Income taxes refunded	230	195

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders					Non- redeemable non- controlling interest	Non- redeemable non- controlling interest of consolidated investment management funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2010	$12	$22,885	$10,898	$(1,355)	$(86)	$12	$699	$33,065 (a)	$92
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	-	28
Redemption of subsidiary shares from noncontrolling interests	-	2	-	-	-	-	-	2	(2)
Other net changes in noncontrolling interests	-	14	(10)	-	-	(12)	(79)	(87)	5
Consolidation of investment management funds	-	-	-	-	-	-	7	7	-
Comprehensive income:
Net income	-	-	2,011	-	-	-	78	2,089	2
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale	-	-	-	324	-	-	-	324	-
Employee benefit plans:
Pensions	-	-	-	51	-	-	-	51	-
Other post-retirement benefits	-	-	-	3	-	-	-	3	-
Foreign currency translation adjustments	-	-	-	(29)	-	-	5	(24)	(1)
Net unrealized gain (loss) on cash flow hedges	-	-	-	28	-	-	-	28	-
Reclassification adjustment/other (b)	-	-	-	(26)	-	-	-	(26)	-
Total comprehensive income	-	-	2,011	351	-	-	83	2,445 (c)	1
Dividends on common stock at $0.35 per share	-	-	(434)	-	-	-	-	(434)	-
Repurchase of common stock	-	-	-	-	(802)	-	-	(802)	-
Common stock issued under:
Employee benefit plans	-	23	-	-	2	-	-	25	-
Direct stock purchase and dividend reinvestment plan	-	15	-	-	-	-	-	15	-
Stock awards and options exercised	-	178	(1)	-	(8)	-	-	169	-
Balance at Sept. 30, 2011	$12	$23,117	$12,464	$(1,004)	$(894)	$-	$710	$34,405 (a)	$124

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $32,354 million at Dec. 31, 2010 and $33,695 million at Sept. 30, 2011.
(b)	Includes $(28) million (after-tax) related to net securities gains (losses).
(c)	Comprehensive income attributable to The Bank of New York Mellon Corporation shareholders totaled $2,362 million for the nine months ended Sept. 30, 2011 and $2,667 million for the nine months ended Sept. 30, 2010.

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

Organization of our businesses

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses. Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses, and the Cash Management business previously included in the Treasury Services business. The credit-related activities previously included in the Treasury Services business, are now included in the Other segment. Fee revenue classifications in the income statement were changed in the first quarter of 2011 to reflect this realignment as follows:

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

Note 2 – Accounting changes and new accounting guidance

ASU 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This ASU provided clarifying guidance for creditors when determining whether they granted concessions and whether the debtor is experiencing financial difficulty. For purposes of identifying and disclosing troubled debt restructurings (“TDRs”), this ASU was effective for interim and annual periods beginning after June 15, 2011 and was applied retrospectively to TDRs occurring on or after Jan. 1, 2011. Furthermore, this ASU specified that the absence of a market rate for a loan with risks similar to the restructured loan is an indicator of a TDR, but not a determinative factor, and that the assessment should consider all aspects of the restructuring. For purposes of measuring impairment of a receivable restructured in a TDR, the guidance in this ASU was applied prospectively for interim and annual periods beginning after June 15, 2011. This ASU also required an entity to

BNY Mellon    67

Notes to Consolidated Financial Statements (continued)

disclose the information required by ASU 2010-20. See Note 6 of the Notes to Consolidated Financial Statements for these disclosures.

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

Note 3 – Acquisitions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $4 million in the third quarter of 2011 and $17 million in the first nine months of 2011.

At Sept. 30, 2011, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from approximately $5 million to $37 million over the next three years.

None of the potential contingent additional consideration was recorded as goodwill at Sept. 30, 2011.

Acquisitions in 2011

On July 1, 2011, BNY Mellon acquired the wealth management operations of Chicago-based Talon Asset Management (“Talon”) for cash of $11 million. Talon manages assets of wealthy families and institutions. Goodwill related to this acquisition is included in our Investment Management business and totaled $10 million and is deductible for tax purposes. Customer relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of 20 years, and totaled $6 million.

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

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Note 4 – Discontinued operations

On Jan. 15, 2010, we sold MUNB, our former national bank subsidiary located in Florida. We applied discontinued operations accounting to this business. Certain loans were not sold as part of the MUNB transaction and are held-for-sale. Effective Jan. 1, 2011, we reclassified the remaining assets of discontinued operations to continuing operations. Loans, at fair value of $124 million at Sept. 30, 2011, are included in other assets on the balance sheet. These loans are recorded at the lower of cost or market. In the third quarter of 2011, we recorded income of $27 million primarily related to paydowns on loans held-for-sale. In the first nine months of 2011, we recorded income of $98 million primarily related to paydowns and valuation changes on loans held-for-sale. The income statements for the three and nine months ended Sept. 30, 2010 included in this Form 10-Q are presented on a continuing operations basis.

Note 5 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2011 and Dec. 31, 2010.

Securities at Sept. 30, 2011		Gross
	Amortized	unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$16,986	$442	$4	$17,424
U.S. Government agencies	932	27	-	959
State and political subdivisions	1,977	31	49	1,959
Agency RMBS	20,365	602	10	20,957
Alt-A RMBS	371	4	36	339
Prime RMBS	1,069	2	97	974
Subprime RMBS	627	2	196	433
Other RMBS	1,376	1	286	1,091
Commercial MBS	2,938	58	96	2,900
Asset-backed CLOs	1,348	-	34	1,314
Other asset-backed securities	690	9	5	694
Foreign covered bonds	2,553	22	5	2,570
Other debt securities	15,587	303	36	15,854	(a)
Equity securities	32	5	-	37
Money market funds	1,459	-	-	1,459
Alt-A RMBS (b)	1,848	244	53	2,039
Prime RMBS (b)	1,304	155	20	1,439
Subprime RMBS (b)	122	10	2	130
Total securities available-for-sale	71,584	1,917	929	72,572
Held-to-maturity:
U.S. Treasury	813	48	-	861
State and political subdivisions	105	3	-	108
Agency RMBS	711	39	-	750
Alt-A RMBS	172	4	20	156
Prime RMBS	126	-	11	115
Subprime RMBS	28	-	3	25
Other RMBS	2,025	59	93	1,991
Commercial MBS	30	-	2	28
Other securities	3	-	-	3
Total securities held-to-maturity	4,013	153	129	4,037
Total securities	$75,597	$2,070	$1,058	$76,609
(a)	Includes $13.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2010	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$12,650	$97	$138	$12,609
U.S. Government agencies	1,007	2	4	1,005
State and political subdivisions	559	4	55	508
Agency RMBS	19,383	387	43	19,727
Alt-A RMBS	475	34	39	470
Prime RMBS	1,305	8	86	1,227
Subprime RMBS	696	-	188	508
Other RMBS	1,665	1	335	1,331
Commercial MBS	2,650	89	100	2,639
Asset-backed CLOs	263	-	14	249
Other asset-backed securities	532	9	2	539
Foreign covered bonds	2,884	-	16	2,868
Other debt securities	11,800	148	57	11,891	(a)
Equity securities	36	11	-	47
Money market funds	2,538	-	-	2,538
Alt-A RMBS (b)	2,164	364	15	2,513
Prime RMBS (b)	1,626	205	6	1,825
Subprime RMBS (b)	128	30	-	158
Total securities available-for-sale	62,361	1,389	1,098	62,652
Held-to-maturity:
State and political subdivisions	119	2	-	121
Agency RMBS	397	33	-	430
Alt-A RMBS	215	5	19	201
Prime RMBS	149	2	5	146
Subprime RMBS	28	-	3	25
Other RMBS	2,709	69	81	2,697
Commercial MBS	34	-	1	33
Other securities	4	-	-	4
Total securities held-to-maturity	3,655	111	109	3,657
Total securities	$66,016	$1,500	$1,207	$66,309
(a)	Includes $11.0 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust.

The amortized cost and fair value of securities at Sept. 30, 2011, by contractual maturity, are as follows:

Securities by contractual maturity at Sept. 30, 2011	Available-for-sale		Held-to-maturity
(in millions)	Amortized cost	Fair value	Amortized cost	Fair value
Due in one year or less	$7,192	$7,261	$3	$3
Due after one year through five years	24,208	24,578	339	353
Due after five years through ten years	5,394	5,734	498	532
Due after ten years	1,241	1,193	81	84
Mortgage-backed securities	30,020	30,302	3,092	3,065
Asset-backed securities	2,038	2,008	-	-
Equity	1,491	1,496	-	-
Total securities	$71,584	$72,572	$4,013	$4,037

Net securities gains (losses) (in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
Realized gross gains	$6	$67	$10	$92	$43
Realized gross losses	(2)	(11)	-	(22)	(5)
Recognized gross impairments	(6)	(8)	(4)	(19)	(12)
Total net securities gains (losses)	$(2)	$48	$6	$51	$26

Temporarily impaired securities

At Sept. 30, 2011, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Sept. 30, 2011	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$3,440	$4	$-	$-	$3,440	$4
State and political subdivisions	482	2	183	47	665	49
Agency RMBS	1,981	9	152	1	2,133	10
Alt-A RMBS	132	3	81	33	213	36
Prime RMBS	360	25	481	72	841	97
Subprime RMBS	14	-	411	196	425	196
Other RMBS	7	3	1,079	283	1,086	286
Commercial MBS	734	11	523	85	1,257	96
Asset-backed CLOs	1,005	22	218	12	1,223	34
Other asset-backed securities	146	3	18	2	164	5
Foreign covered bonds	471	2	702	3	1,173	5
Other debt securities	2,351	9	52	27	2,403	36
Alt-A RMBS (b)	497	53	-	-	497	53
Prime RMBS (b)	335	20	-	-	335	20
Subprime RMBS (b)	23	2	-	-	23	2
Total securities available-for-sale	$11,978	$168	$3,900	$761	$15,878	$929
Held-to-maturity:
Alt-A RMBS	$71	$3	$54	$17	$125	$20
Prime RMBS	10	-	56	11	66	11
Subprime RMBS	-	-	25	3	25	3
Other RMBS	155	2	611	91	766	93
Commercial MBS	-	-	28	2	28	2
Total securities held-to-maturity	$236	$5	$774	$124	$1,010	$129
Total temporarily impaired securities	$12,214	$173	$4,674	$885	$16,888	$1,058	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Temporarily impaired securities at Dec. 31, 2010	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,519	$138	$-	$-	$6,519	$138
U.S. Government agencies	489	4	-	-	489	4
State and political subdivisions	210	39	122	16	332	55
Agency RMBS	5,079	42	206	1	5,285	43
Alt-A RMBS	55	3	104	36	159	39
Prime RMBS	315	13	739	73	1,054	86
Subprime RMBS	3	-	484	188	487	188
Other RMBS	49	17	1,275	318	1,324	335
Commercial MBS	28	1	536	99	564	100
Asset-backed CLOs	-	-	249	14	249	14
Other asset-backed securities	1	-	32	2	33	2
Foreign covered bonds	2,553	16	-	-	2,553	16
Other debt securities	1,068	37	61	20	1,129	57
Alt-A RMBS (b)	196	15	-	-	196	15
Prime RMBS (b)	139	6	-	-	139	6
Total securities available-for-sale	$16,704	$331	$3,808	$767	$20,512	$1,098
Held-to-maturity:
Alt-A RMBS	$18	$-	$108	$19	$126	$19
Prime RMBS	-	-	73	5	73	5
Subprime RMBS	-	-	25	3	25	3
Other RMBS	315	5	614	76	929	81
Commercial MBS	-	-	33	1	33	1
Total securities held-to-maturity	$333	$5	$853	$104	$1,186	$109
Total temporarily impaired securities	$17,037	$336	$4,661	$871	$21,698	$1,207	(a)
(a)	Includes other-than-temporarily impaired securities in which portions of the other-than-temporary impairment loss remains in OCI.
(b)	Previously included in the Grantor Trust.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and 2005 non-agency RMBS at Sept. 30, 2011 and Dec. 31, 2010.

Projected weighted-average default rates and severities
	Sept. 30, 2011		Dec. 31, 2010
	Default Rate	Severity	Default Rate	Severity
Alt-A	44%	53%	42%	49%
Subprime	63%	72%	68%	65%
Prime	20%	41%	20%	42%

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

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
U.S. Treasury	$3	$41	$-	$44	$15
Agency RMBS	-	8	-	8	14
Alt-A RMBS	(1)	(1)	-	3	(13)
Prime RMBS	-	-	-	9	-
Subprime RMBS	(1)	(6)	-	(13)	-
European floating rate notes	(4)	(12)	(3)	(19)	(3)
Other	1	18	9	19	13
Net securities gains (losses)	$(2)	$48	$6	$51	$26

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

Debt securities credit loss roll forward
(in millions)		3Q11	3Q10
Beginning balance as of June 30		$187	$182
Add:	Initial OTTI credit losses	3	-
	Subsequent OTTI credit losses	3	4
Less:	Realized losses for securities sold / consolidated	-	8
Ending balance as of Sept. 30		$193	$178

Debt securities credit loss roll forward
(in millions)		YTD11	YTD10
Beginning balance as of Jan. 1		$182	$244
Add:	Initial OTTI credit losses	12	6
	Subsequent OTTI credit losses	7	6
Less:	Realized losses for securities sold / consolidated	8	78
Ending balance as of Sept. 30		$193	$178

72 BNY Mellon

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

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at Sept. 30, 2011 and Dec. 31, 2010.

Loans (in millions)	Sept. 30, 2011	Dec. 31, 2010
Domestic:
Financial institutions	$6,804	$4,630
Commercial	879	1,250
Wealth management loans and mortgages	6,965	6,506
Commercial real estate	1,449	1,592
Lease financings (a)	1,543	1,605
Other residential mortgages	2,016	2,079
Overdrafts	4,721	4,524
Other	573	771
Margin loans	10,327	6,810
Total domestic	35,277	29,767
Foreign:
Financial institutions	6,015	4,626
Commercial	357	345
Lease financings (a)	1,206	1,545
Other (primarily overdrafts)	2,457	1,525
Total foreign	10,035	8,041
Total loans	$45,312	$37,808
(a)	Includes unearned income on domestic and foreign lease financings of $1,417 million at Sept. 30, 2011 and $2,036 million at Dec. 31, 2010.

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

The three elements of the allowance for loan losses and the allowance for lending related commitments include the qualitative allowance framework. The three elements are:

•	an allowance for impaired credits of $1 million or greater;
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2011
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$96	$27	$24	$91	$31	$200	$-		$66	$535
Charge-offs	(1)	-	(1)	-	-	(15)	-		-	(17)
Recoveries	-	-	1	-	-	1	-		-	2
Net (charge-offs) recoveries	(1)	-	-	-	-	(14)	-		-	(15)
Provision	3	4	6	-	-	(24)	-		(11)	(22)
Ending balance	$98	$31	$30	$91	$31	$162	$-		$55	$498
Allowance for:
Loans losses	$38	$22	$6	$91	$25	$162	$-		$48	$392
Unfunded commitments	60	9	24	-	6	-	-		7	106

Individually evaluated for impairment:
Loan balance	$26	$28	$12	$-	$28	$-	$-		$12	$106
Allowance for loan losses	9	3	2	-	5	-	-		5	24

Collectively evaluated for impairment:
Loan balance	$853	$1,421	$6,792	$1,543	$6,937	$2,016	$15,621	(a)	$10,023	$45,206
Allowance for loan losses	29	19	4	91	20	162	-		43	368
(a)	Includes $4,721 million of domestic overdrafts, $10,327 million of margin loans and $573 million of other loans at Sept. 30, 2011.

Allowance for credit losses activity for the quarter ended June 30, 2011
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$100	$34	$17	$93	$29	$213	$2		$66	$554
Charge-offs	(4)	(1)	(1)	-	-	(9)	-		(6)	(21)
Recoveries	1	-	1	-	-	-	-		-	2
Net (charge-offs) recoveries	(3)	(1)	-	-	-	(9)	-		(6)	(19)
Provision	(1)	(6)	7	(2)	2	(4)	(2)		6	-
Ending balance	$96	$27	$24	$91	$31	$200	$-		$66	$535
Allowance for:
Loans losses	$42	$21	$4	$91	$25	$200	$-		$58	$441
Unfunded commitments	54	6	20	-	6	-	-		8	94

Individually evaluated for impairment:
Loan balance	$31	$28	$3	$-	$28	$-	$-		$13	$103
Allowance for loan losses	13	3	-	-	5	-	-		6	27

Collectively evaluated for impairment:
Loan balance	$823	$1,443	$5,506	$1,562	$6,790	$2,080	$14,746	(a)	$9,094	$42,044
Allowance for loan losses	29	18	4	91	20	200	-		52	414
(a)	Includes $4,629 million of domestic overdrafts, $9,520 million of margin loans and $597 million of other loans at June 30, 2011.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2010
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$147	$46	$36	$94	$39	$227	$1		$55	$645
Charge-offs	(4)	-	(1)	-	-	(11)	-		-	(16)
Recoveries	-	-	1	-	-	-	-		-	1
Net (charge-offs) recoveries	(4)	-	-	-	-	(11)	-		-	(15)
Provision	(34)	3	4	(1)	(4)	15	-		(5)	(22)
Ending balance	$109	$49	$40	$93	$35	$231	$1		$50	$608
Allowance for:
Loans losses	$66	$35	$29	$93	$34	$231	$1		$45	$534
Unfunded commitments	43	14	11	-	1	-	-		5	74

Individually evaluated for impairment:
Loan balance	$33	$38	$8	$-	$58	$-	$-		$7	$144
Allowance for loan losses	8	11	1	-	3	-	-		2	25

Collectively evaluated for impairment:
Loan balance	$1,481	$1,741	$4,630	$1,662	$6,414	$2,090	$10,620	(a)	$9,085	$37,723
Allowance for loan losses	58	24	28	93	31	231	1		43	509
(a)	Includes $3,998 million of domestic overdrafts, $6,000 million of margin loans and $622 million of other loans at Sept. 30, 2010.

Allowance for credit losses activity for the nine months ended Sept. 30, 2011
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1	$60	$571
Charge-offs	(5)	(4)	(2)	-	-	(40)	-	(6)	(57)
Recoveries	2	-	3	-	-	1	-	-	6
Net (charge-offs) recoveries	(3)	(4)	1	-	-	(39)	-	(6)	(51)
Provision	8	(5)	18	1	(10)	(34)	(1)	1	(22)
Ending balance	$98	$31	$30	$91	$31	$162	$-	$55	$498

Allowance for credit losses activity for the nine months ended Sept. 30, 2010
(dollars in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$155	$45	$76	$80	$58	$164	$-	$50	$628
Charge-offs	(4)	(6)	(22)	-	(1)	(33)	-	-	(66)
Recoveries	12	-	1	-	-	-	-	-	13
Net (charge-offs) recoveries	8	(6)	(21)	-	(1)	(33)	-	-	(53)
Provision	(54)	10	(15)	13	(22)	100	1	-	33
Ending balance	$109	$49	$40	$93	$35	$231	$1	$50	$608

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2011	June 30, 2011	Dec. 31, 2010
Loans:
Other residential mortgages	$228	$236	$244
Wealth management	32	31	59
Commercial real estate	28	28	44
Commercial	21	31	34
Foreign	13	13	7
Financial institutions	12	4	5
Total nonperforming loans	334	343	393
Other assets owned	10	8	6
Total nonperforming assets (a)	$344	$351	$399
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $265 million at Sept. 30, 2011, $216 million at June 30, 2011 and $218 million at Dec. 31, 2010. These funds are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At Sept. 30, 2011, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	3Q11	2Q11	3Q10	YTD11	YTD10
Amount by which interest income recognized on nonperforming loans exceeded reversals	$-	$1	$-	$1	$-

Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$5	$5	$4	$15	$15

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	Sept. 30, 2011		June 30, 2011		Sept. 30, 2010
	Average	Interest	Average	Interest
	recorded	income	recorded	income	Recorded
(in millions)	investment	recognized	investment	recognized	Investment
Impaired loans with an allowance:
Commercial	$28	$-	$28	$-	$31
Commercial real estate	14	-	18	-	30
Financial institutions	8	-	4	-	8
Wealth management loans and mortgages	26	-	39	1	53
Foreign	13	-	10	-	7
Total impaired loans with an allowance	89	-	99	1	129
Impaired loans without an allowance:
Commercial	-	-	2	-	2
Commercial real estate	13	-	14	-	8
Wealth management loans and mortgages	3	-	2	-	5
Total impaired loans without an allowance (a)	16	-	18	-	15
Total impaired loans (b)	$105	$-	$117	$1	$144
Allowance for impaired loans					$25
Average balance of impaired loans – third quarter					154
Interest income recognized on impaired loans					-

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	Excludes an aggregate of $2 million of impaired loans in amounts individually less than $1 million at Sept. 30, 2011, $3 million at June 30, 2011 and $4 million at Sept. 30, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at Sept. 30, 2011, June 30, 2011 and Sept. 30, 2010.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Nine months ended
	Sept. 30, 2011		Sept. 30, 2010
(in millions)	Average recorded investment	Interest income recognized
			Recorded
			Investment
Impaired loans with an allowance:
Commercial	$28	$-	$31
Commercial real estate	19	-	30
Financial institutions	6	-	8
Wealth management loans and mortgages	39	1	53
Foreign	10	-	7
Total impaired loans with an allowance	102	1	129
Impaired loans without an allowance:
Commercial	2	1	2
Commercial real estate	15	-	8
Wealth management loans and mortgages	1	-	5
Total impaired loans without an allowance (a)	18	1	15
Total impaired loans	$120	$2	$144
Allowance for impaired loans			$25
Average balance of impaired loans – year-to-date			225
Interest income recognized on impaired loans			1
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2011			Dec. 31, 2010
(in millions)	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
Impaired loans with an allowance:
Commercial	$26	$31	$9	$30	$30	$10
Commercial real estate	15	20	3	25	39	9
Financial institutions	12	19	2	4	10	-
Wealth management loans and mortgages	25	25	5	52	52	5
Foreign	12	19	5	7	7	2
Total impaired loans with an allowance	90	114	24	118	138	26
Impaired loans without an allowance:
Commercial	-	-	-	2	6	-
Commercial real estate	13	13	-	19	19	-
Wealth management loans and mortgages	3	3	-	1	2	-
Total impaired loans without an allowance (a)	16	16	-	22	27	-
Total impaired loans (b)	$106	$130	$24	$140	$165	$26
(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(b)	Excludes an aggregate of $2 million of impaired loans in amounts individually less than $1 million at Sept. 30, 2011 and $3 million at Dec. 31, 2010. The allowance for loan loss associated with these loans totaled less than $1 million at both Sept. 30, 2011 and Dec. 31, 2010.

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	Sept. 30, 2011				Dec. 31, 2010
	Days past due			Total	Days past due			Total
(in millions)	30-59	60-89	>90	past due	30-59	60-89	>90	past due
Domestic:
Commercial real estate	$122	$22	$24	$168	$174	$-	$11	$185
Other residential mortgages	36	7	10	53	40	15	15	70
Wealth management loans and mortgages	51	1	1	53	62	4	6	72
Commercial	13	-	-	13	10	1	1	12
Financial institutions	26	-	-	26	10	1	-	11
Total domestic	248	30	35	313	296	21	33	350
Foreign	-	-	-	-	-	-	-	-
Total past due loans	$248	$30	$35	$313	$296	$21	$33	$350

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Troubled debt restructurings

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs. At Sept. 30, 2011, there were no unfunded lending-related commitments to debtors whose terms have been modified in TDRs.

As a result of adopting ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring effective July 1, 2011, we reassessed all loan restructurings that occurred on or after Jan. 1, 2011 through June 30, 2011 and determined that no additional modified loans would have qualified as TDRs.

The following table presents TDRs that occurred during the third quarter of 2011.

TDRs during the third quarter of 2011
		Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre- modification	Post- modification
Commercial	1	$2	$2
Other residential mortgages	10	3	3
Total TDRs	11	$5	$5

Commercial

The modification of the commercial loan consisted of reducing the stated interest rate and extending the maturity date of the loan. The difference between the book value and the market price of the loan is included in the allowance for credit losses.

Other residential mortgages

The modifications of the other residential mortgage loans consisted of reducing the stated interest rate and in certain cases, extending the maturity date. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

TDRs that subsequently defaulted

There were two residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted during the third quarter of 2011. The total recorded investment of these loans was less than $1 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high risk portfolios. Each customer is assigned an internal rating grade which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Investment grade	$834	$964	$1,072	$1,072	$11,257	$7,894
Noninvestment grade	402	631	377	520	1,562	1,362
Total	$1,236	$1,595	$1,449	$1,592	$12,819	$9,256

The commercial loan portfolio is divided into investment grade and non-investment grade categories based on rating criteria largely consistent with those of the public rating agencies. Each customer in the portfolio is assigned an internal rating grade.

These internal rating grades are generally consistent with the ratings categories of the public rating agencies. Customers with ratings

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

consistent with BBB-/Baa3 or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2011	Dec. 31, 2010
Wealth management loans:
Investment grade	$3,231	$2,995
Noninvestment grade	114	170
Wealth management mortgages	3,620	3,341
Total	$6,965	$6,506

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at Sept. 30, 2011.

At Sept. 30, 2011, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 24%; Massachusetts – 17%; California – 17%; Florida – 8%; and other – 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $2.0 billion at Sept. 30, 2011. These loans are not typically correlated to external ratings. Included in this portfolio is $637 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2011, the remaining prime and Alt-A mortgage loans in this portfolio had a weighted-average original loan-to-value ratio of 76% and approximately 30% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $7,178 million at Sept. 30, 2011 and $6,049 million at Dec. 31, 2010. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $10,327 million of secured margin loans on our balance sheet at Sept. 30, 2011, compared with $6,810 million at Dec. 31, 2010. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers’ acceptances.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Note 7 – Goodwill and intangible assets

Goodwill

The level of goodwill increased in the first nine months of 2011, primarily due to the acquisition of Talon Asset

Management in the third quarter of 2011 and contingent payments on previous acquisitions, partially offset by foreign exchange translation on non-U.S. dollar denominated goodwill. Goodwill impairment testing is performed at least annually at the reporting unit level. The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,643	$40	$18,042
Acquisitions	10	-	-	10
Foreign exchange translation	(18)	-	(1)	(19)
Other (a)	6	6	-	12
Balance at Sept. 30, 2011	$9,357	$8,649	$39	$18,045
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$9,312	$6,890	$47	$16,249
Acquisitions	8	1,779	-	1,787
Foreign exchange translation	(25)	(8)	(1)	(34)
Other (a)	84	(7)	(6)	71
Balance at Sept. 30, 2010	$9,379	$8,654	$40	$18,073
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired. The decrease in intangible assets at Sept. 30, 2011 compared with Dec. 31, 2010 resulted from amortization of intangible assets, partially offset by the acquisition of customer contracts in the Investment Services and Investment Management businesses. Also, in the first nine months of 2011, we recorded $6 million in impairment charges to write-down the value of a software technology intangible to its fair value.

Amortization of intangible assets expense was $106 million in the third quarter of 2011, $108 million in the second quarter of 2011, $111 million in the third quarter of 2010, $322 million in the first nine months of 2011 and $306 million in the first nine months of 2010. The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,254	$850	$5,696
Acquisitions	6	12	-	18
Amortization	(161)	(159)	(2)	(322)
Foreign exchange translation	1	1	-	2
Impairment	-	(6)	-	(6)
Other (a)	-	(8)	-	(8)
Balance at Sept. 30, 2011	$2,438	$2,094	$848	$5,380
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2009	$2,825	$1,911	$852	$5,588
Acquisitions	15	530	-	545
Amortization	(176)	(129)	(1)	(306)
Foreign exchange translation	(5)	-	-	(5)
Other (a)	-	(4)	-	(4)
Balance at Sept. 30, 2010	$2,659	$2,308	$851	$5,818
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2011					Dec. 31, 2010
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period		Net carrying amount
Subject to amortization:
Customer relationships - Investment Management	$2,117	$(1,143)	$974	12	yrs.	$1,119
Customer contracts - Investment Services	2,530	(848)	1,682	14		1,830
Other intangibles	137	(95)	42	5		48
Total subject to amortization	4,784	(2,086)	2,698	13 yrs.		2,997
Not subject to amortization: (a)
Trade name	1,367	N/A	1,367	N/ A		1,375
Customer relationships	1,315	N/A	1,315	N/ A		1,314
Other intangibles	-	N/A	-	N/ A		10
Total not subject to amortization	2,682	N/A	2,682	N/ A		2,699
Total intangible assets	$7,466	$(2,086)	$5,380	N/ A		$5,696
(a)	Intangible assets not subject to amortization have an indefinite life.
N/A -	Not applicable

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2011	$429
2012	400
2013	349
2014	311
2015	279

Note 8 – Other assets

Other assets	Sept. 30,	Dec. 31,
(in millions)	2011	2010
Corporate/bank owned life insurance	$4,164	$4,071
Accounts receivable	4,009	3,506
Equity in joint ventures and other investments (a)	2,725	2,643
Income taxes receivable	2,510	2,826
Fails to deliver	1,674	1,428
Fair value of hedging derivatives	1,226	836
Software	1,010	896
Prepaid expenses	911	834
Prepaid pension assets	810	732
Due from customers on acceptances	526	424
Other	1,566	594
Total other assets	$21,131	$18,790
(a)	Includes Federal Reserve Bank stock of $403 million and $400 million, respectively, at cost.

BNY Mellon 81

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

Seed capital and private equity investments valued using NAV – Sept. 30, 2011
(dollar amounts in millions)	Fair Value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$21	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	128	25	N/A	N/A
Other funds (c)	54	-	Monthly-yearly	(c)
Total	$203	$25
(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds.
N/A -	Not applicable.

Note 9 – Net interest revenue

Net interest revenue	Quarter ended			Nine months ended
(in millions)	Sept. 30, 2011	June 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Interest revenue
Non-margin loans	$168	$171	$184	$510	$562
Margin loans	32	32	23	91	64
Securities:
Taxable	493	483	485	1,449	1,460
Exempt from federal income taxes	10	8	6	23	19
Total securities	503	491	491	1,472	1,479
Deposits in banks	153	144	126	425	369
Deposits with the Federal Reserve and other central banks	47	27	10	90	35
Federal funds sold and securities purchased under resale agreements	9	5	5	20	19
Trading assets	16	17	20	55	50
Total interest revenue	928	887	859	2,663	2,578
Interest expense
Deposits	66	68	35	182	91
Federal funds purchased and securities sold under repurchase agreements	1	1	1	3	4
Trading liabilities	2	4	8	14	17
Other borrowed funds	8	10	9	30	35
Customer payables	2	1	1	5	4
Long-term debt	74	72	87	225	222
Total interest expense	153	156	141	459	373
Net interest revenue	$775	$731	$718	$2,204	$2,205

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10 – Employee benefit plans

The components of net periodic benefit cost (credit) are as follows:

Net periodic benefit cost (credit)	Quarter ended
	Sept. 30, 2011			June 30, 2011			Sept. 30, 2010
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$8	$1	$16	$8	$1	$23	$7	$1
Interest cost	44	9	3	44	9	3	43	8	4
Expected return on assets	(71)	(11)	(2)	(71)	(11)	(2)	(76)	(10)	(2)
Other	28	4	2	23	4	2	14	3	1
Net periodic benefit cost (credit)	$17	$10	$4	$12	$10	$4	$4	$8	$4

Net periodic benefit cost (credit)	Nine months ended
	Sept. 30, 2011			Sept. 30, 2010
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$48	$24	$3	$68	$21	$3
Interest cost	132	26	9	129	23	11
Expected return on assets	(212)	(33)	(6)	(228)	(28)	(6)
Other	74	12	6	42	8	5
Net periodic benefit cost (credit)	$42	$29	$12	$11	$24	$13

Note 11 – Restructuring charges

Global location strategy

BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and is expected to result in moving or eliminating approximately 2,600 positions. In 2009, we recorded an initial pre-tax restructuring charge of $139 million. In the third quarter of 2011, we recorded a recovery of $5 million associated with this strategy.

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

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write- offs/other	Total
Original restructuring charge – December 2009	$102	$37	$139
Additional charges	17	8	25
Utilization	(73)	(24)	(97)
Balance at June 30, 2011	46	21	67
Additional charges/(recovery)	(5)	-	(5)
Utilization	(6)	(9)	(15)
Balance at Sept. 30, 2011	$35	$12	$47

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Workforce reduction program 2008 – restructuring charge reserve activity (in millions)	Severance	Stock- based incentive acceleration	Other compensation costs	Other non-personnel expenses	Total
Original restructuring charge – December 2008	$166	$9	$5	$1	$181
Additional charges/(recovery)	(6)	(2)	(1)	10	1
Utilization	(155)	(7)	(4)	(11)	(177)
Balance at June 30, 2011	5	-	-	-	5
Utilization	(4)	-	-	-	(4)
Balance at Sept. 30, 2011	$1	$-	$-	$-	$1

The charges were recorded in the Other segment as these restructurings were corporate initiatives and not directly related to the operating performance of these businesses. The tables below present the restructuring charges if they had been allocated by business.

Global location strategy 2009 – restructuring charge by business
(in millions)	3Q11	2Q11	3Q10	Total charges since inception
Investment Management	$(2)	$2	$2	$55
Investment Services	(4)	(5)	18	77
Other segment (including Business Partners)	1	(1)	(4)	27
Total restructuring charges	$(5)	$(4)	$16	$159

Workforce reduction program 2008 – restructuring charge by business
(in millions)	3Q11	2Q11	3Q10	Total charges since inception
Investment Management	$-	$(1)	$-	$80
Investment Services	-	(2)	(1)	54
Other segment (including Business Partners)	-	-	-	48
Total restructuring charges	$-	$(3)	$(1)	$182

Note 12 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2011	Sept. 30, 2010
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.0	2.9
Credit for low-income housing investments	(1.7)	(1.9)
Tax-exempt income	(1.4)	(1.8)
Consolidated investment management funds	(1.2)	(0.6)
Foreign operations	(3.8)	(4.8)
Other – net	(1.3)	(0.1)
Effective tax rate	28.6%	28.7%

Our total tax reserves for uncertain tax positions as of Sept. 30, 2011 were $243 million compared with $307 million at June 30, 2011. If these tax reserves were unnecessary, $224 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of Sept. 30, 2011, is accrued interest, where applicable, of $34 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2011 was $5 million.

As previously disclosed on Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. The aggregate tax for all of the years in question is approximately $900 million, including interest. A trial is currently scheduled for April 16, 2012. See Note 18 of the Notes to Consolidated Financial Statements for additional information. BNY Mellon continues to believe the tax treatment of the transaction was consistent with statutory and judicial authority existing at the time of the transaction. However, if there is a decision by the courts in similar litigation with unrelated taxpayers before the BNY Mellon matter is decided and that decision adopts the Government’s expansive view of economic substance for disallowing foreign tax credits, BNY Mellon may be required to re-evaluate its uncertain tax position with respect to this matter. If a re-evaluation is required, it is reasonably possible that the total reserve for uncertain tax positions, pursuant to ASC 740 (FASB Interpretation 48), could increase within the next 12 months by a net amount up to $830 million.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been closed through 2008. Our United Kingdom income tax returns are closed through 2007.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Accounting guidance on the consolidation of VIEs applies to certain entities in which the equity investors:

•	do not have sufficient equity at risk for the entity to finance its activities without additional financial support, or

•	lack one or more of the following characteristics of a controlling financial interest:

-	The power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance (ASU 2009-17 model).

-	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights (ASC 810 model).

-	The obligation to absorb the expected losses of the entity.

-	The right to receive the expected residual returns of the entity.

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

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

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

Investments consolidated under ASC 810 at Sept. 30, 2011
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$479	$479
Trading assets	11,419	-	11,419
Other assets	644	-	644
Total assets	$12,063	$479	$12,542
Trading liabilities	10,626	-	10,626
Other liabilities	25	437	462
Total liabilities	$10,651	$437	$11,088
Non-redeemable noncontrolling interests	$710	$-	$710

Investments consolidated under ASC 810 at Dec. 31, 2010
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$483	$483
Trading assets	14,121	-	14,121
Other assets	645	-	645
Total assets	$14,766	$483	$15,249
Trading liabilities	13,561	-	13,561
Other liabilities	2	386	388
Total liabilities	$13,563	$386	$13,949
Non-redeemable noncontrolling interests	$699	$-	$699

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

Non-consolidated VIEs at Sept. 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$5	$-	$5
Other	32	$-	32
Total	$37	$-	$37

Non-consolidated VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$24	$-	$24
Other	34	-	34
Total	$58	$-	$58

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The tables below show the financial statement items related to non-consolidated VIEs to which we have provided credit support agreements at Sept. 30, 2011 and Dec. 31, 2010.

Credit supported VIEs at Sept. 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$-

Credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$-	$-	$13

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at Sept. 30, 2011 and Dec. 31, 2010.

Consolidated credit supported VIEs at Sept. 30, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$55	$-	$55
Other	-	124	52
Total	$55	$124	$107

Consolidated credit supported VIEs at Dec. 31, 2010
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$53	$-	$53
Other	-	126	51
Total	$53	$126	$104

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on securities of Lehman Brothers Holdings Inc. for BNY Mellon’s clients that accepted our offer of support. As of Sept. 30, 2011, BNY Mellon recorded $124 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods – see Note 1 of the Notes to the Consolidated Financial Statements contained in BNY Mellon’s 2010 Annual Report on Form 10-K. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments, principally loans and commitments. As a result, fair value determinations require significant subjective judgments regarding future cash flows. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.02% to 5.28% at Sept. 30, 2011 and 0.12% to 6.46% at Dec. 31, 2010. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

Interest-bearing deposits with the Federal Reserve and other central banks, and federal funds sold and securities purchased under resale agreements

The fair value of interest-bearing deposits with the Federal Reserve and other central banks and federal funds sold and securities purchased under resale agreements is assumed to equal carrying value due to their short maturity.

Interest-bearing deposits with banks

The fair value of interest-bearing deposits with banks is based on discounted cash flows.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Securities, trading activities, and hedging derivatives

The fair value of securities and trading assets and liabilities is based on quoted market prices, dealer quotes, or pricing models. Fair value amounts for hedging derivatives, such as options, futures and forward rate contracts, commitments to purchase and sell foreign exchange, and foreign currency swaps, are similarly determined. The fair value of OTC interest rate swaps is the discounted value of projected future cash flows, adjusted for other factors including, but not limited to and if applicable, optionality and implied volatilities, as well as counterparty credit.

Loans

For residential mortgage loans, fair value is estimated using discounted cash flow analyses, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. To determine the fair value of other types of loans, BNY Mellon uses discounted cash flows using current market rates.

Other financial assets

Other financial assets primarily include cash and due from banks, and corporate/bank-owned life insurance. The fair value of cash and due from banks is assumed to equal carrying value due to their short-term nature. The fair value of corporate/bank-owned life insurance is based on the insurance contract cash surrender value.

Deposits, federal funds purchased and securities sold under repurchase agreements, trading liabilities, borrowings and long-term debt

The fair value of noninterest-bearing deposits, federal funds purchased and securities sold under repurchase agreements, and payables to customers and broker-dealers is assumed to be their carrying amount. The fair value of interest-bearing deposits, trading liabilities, borrowings, and long-term debt is based upon current rates for instruments of the same remaining maturity or quoted market prices for the same or similar issues.

Summary of financial instruments
	Sept. 30, 2011		Dec. 31, 2010
(in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$68,290	$68,290	$18,549	$18,549
Interest-bearing deposits with banks	52,465	52,566	50,200	50,253
Federal funds sold and securities purchased under resale agreements	4,642	4,642	5,169	5,169
Securities	79,310	79,464	68,950	68,504
Trading assets	9,625	9,625	6,276	6,276
Loans	42,172	42,490	34,163	34,241
Hedging derivatives:
Interest rate contracts	1,048	1,048	834	834
Foreign exchange contracts	178	178	2	2
Total hedging derivatives	1,226	1,226	836	836
Other financial assets	11,569	11,569	8,283	8,283
Total financial assets	269,299	269,872	192,426	192,111
Assets of discontinued operations	-	-	278	278
Assets of consolidated investment management funds – primarily trading	12,063	12,063	14,766	14,766
Non-financial assets	40,825		39,789
Total assets	$322,187		$247,259
Liabilities:
Noninterest-bearing deposits	$81,821	$81,821	$38,703	$38,703
Interest-bearing deposits	129,069	129,071	106,636	107,417
Federal funds purchased and securities sold under repurchase agreements	6,768	6,768	5,602	5,602
Trading liabilities	7,960	7,960	6,911	6,911
Payables to customers and broker-dealers	13,097	13,097	9,962	9,962
Borrowings	4,846	4,846	2,997	2,997
Long-term debt	19,399	19,997	16,517	17,120
Hedging derivatives:
Interest rate contracts	170	170	44	44
Foreign exchange contracts	625	625	116	116
Total hedging derivatives	795	795	160	160
Total financial liabilities	263,755	264,355	187,488	188,872
Liabilities of consolidated investment management funds – primarily trading	10,651	10,651	13,563	13,563
Non-financial liabilities	13,252		13,051
Total liabilities	$287,658		$214,102

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the estimated fair value (unrealized gain (loss)) of the derivatives.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Hedged financial instruments
	Carrying amount	Notional amount	Unrealized
(in millions)			Gain	(Loss)
At Sept. 30, 2011:
Interest-bearing deposits with banks	$14,037	$14,037	$-	$(625)
Securities available-for-sale	2,546	2,566	3	(165)
Deposits	16	14	2	-
Long-term debt	14,975	13,889	1,043	(5)
At Dec. 31, 2010:
Interest-bearing deposits with banks	$6,763	$6,763	$-	$-
Securities available-for-sale	2,170	2,168	51	(3)
Deposits	27	25	3	-
Long-term debt	12,540	11,774	780	(41)

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

BNY Mellon 89

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

At Sept. 30, 2011, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the third quarter of 2011.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2011
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)		Total carrying value
Available-for-sale securities:
U.S. Treasury	$17,424	$-	$-	$-		$17,424
U.S. Government agencies	-	959	-	-		959
Sovereign debt	4	11,289	-	-		11,293
State and political subdivisions	-	1,949	10	-		1,959
Agency RMBS	-	20,957	-	-		20,957
Alt-A RMBS	-	339	-	-		339
Prime RMBS	-	974	-	-		974
Subprime RMBS	-	433	-	-		433
Other RMBS	-	1,091	-	-		1,091
Commercial MBS	-	2,900	-	-		2,900
Asset-backed CLOs	-	1,314	-	-		1,314
Other asset-backed securities	-	694	-	-		694
Equity securities (b)	6	31	-	-		37
Money market funds	1,459	-	-	-		1,459
Other debt securities (b)	10	4,494	57	-		4,561
Foreign covered bonds	1,994	576	-	-		2,570
Alt-A RMBS (c)	-	2,039	-	-		2,039
Prime RMBS (c)	-	1,439	-	-		1,439
Subprime RMBS (c)	-	130	-	-		130
Total available-for-sale	20,897	51,608	67	-		72,572
Trading assets:
Debt and equity instruments (d)	856	1,820	60			2,736
Derivative assets:
Interest rate	120	25,527	94	N/A
Foreign exchange	6,730	105	-	N/A
Equity	105	288	-	N/A
Total derivative assets	6,955	25,920	94	(26,080	) (g)	6,889
Total trading assets	7,811	27,740	154	(26,080)		9,625
Loans	-	10	5	-		15
Other assets (e)	186	1,151	115	-		1,452
Subtotal assets of operations at fair value	28,894	80,509	341	(26,080)		83,664
Percent of assets prior to netting	26.3%	73.4%	0.3%
Assets of consolidated investment management funds:
Trading assets	349	11,070	-	-		11,419
Other assets	428	216	-	-		644
Total assets of consolidated investment management funds	777	11,286	-	-		12,063
Total assets	$29,671	$91,795	$341	$(26,080)		$95,727
Percent of assets prior to netting	24.3%	75.4%	0.3%
Trading liabilities:
Debt and equity instruments	$697	$524	$-	$-		$1,221
Derivative liabilities:
Interest rate	-	25,673	224	N/A
Foreign exchange	6,030	57	-	N/A
Equity	68	225	12	N/A
Total derivative liabilities	6,098	25,955	236	(25,550	) (g)	6,739
Total trading liabilities	6,795	26,479	236	(25,550)		7,960
Long-term debt	-	320	-	-		320
Other liabilities (f)	628	241	-	-		869
Subtotal liabilities at fair value	7,423	27,040	236	(25,550)		9,149
Percent of liabilities prior to netting	21.4%	77.9%	0.7%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,626	-	-		10,626
Other liabilities	3	22	-	-		25
Total liabilities of consolidated investment management funds	3	10,648	-	-		10,651
Total liabilities	$7,426	$37,688	$236	$(25,550)		$19,800
Percent of liabilities prior to netting	16.4%	83.1%	0.5%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2010
						Total carrying value
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)
Available-for-sale securities:
U.S. Treasury	$12,609	$-	$-	$-		$12,609
U.S. Government agencies	-	1,005	-	-		1,005
Sovereign debt	27	8,522	-	-		8,549
State and political subdivisions	-	498	10	-		508
Agency RMBS	-	19,727	-	-		19,727
Alt-A RMBS	-	470	-	-		470
Prime RMBS	-	1,227	-	-		1,227
Subprime RMBS	-	508	-	-		508
Other RMBS	-	1,331	-	-		1,331
Commercial MBS	-	2,639	-	-		2,639
Asset-backed CLOs	-	249	-	-		249
Other asset-backed securities	-	539	-	-		539
Equity securities (b)	18	29	-	-		47
Money market funds	2,538	-	-	-		2,538
Other debt securities (b)	91	3,193	58	-		3,342
Foreign covered bonds	2,260	608	-	-		2,868
Alt-A RMBS (c)	-	2,513	-	-		2,513
Prime RMBS (c)	-	1,825	-	-		1,825
Subprime RMBS (c)	-	158	-	-		158
Total securities available-for-sale	17,543	45,041	68	-		62,652
Trading assets:
Debt and equity instruments (d)	1,598	710	32	-		2,340
Derivative assets:
Interest rate	272	15,260	119	N/A
Foreign exchange	3,561	100	-	N/A
Equity	79	370	-	N/A
Other	1	1	-	N/A
Total derivative assets	3,913	15,731	119	(15,827	) (g)	3,936
Total trading assets	5,511	16,441	151	(15,827)		6,276
Loans	-	-	6	-		6
Other assets (e)	52	910	113	-		1,075
Subtotal assets of operations at fair value	$23,106	$62,392	$338	$(15,827)		$70,009
Percent of assets prior to netting	26.9%	72.7%	0.4%
Assets of consolidated investment management funds:
Trading assets	279	13,842	-	-		14,121
Other assets	499	144	2	-		645
Total assets of consolidated investment management funds	778	13,986	2	-		14,766
Total assets	$23,884	$76,378	$340	$(15,827)		$84,775
Percent of assets prior to netting	23.8%	75.9%	0.3%
Trading liabilities:
Debt and equity instruments	$1,277	$443	$6	$-		$1,726
Derivative liabilities:
Interest rate	-	16,126	149	N/A
Foreign exchange	3,648	59	-	N/A
Equity	54	304	22	N/A
Other	-	4	-	N/A
Total derivative liabilities	3,702	16,493	171	(15,181	) (g)	5,185
Total trading liabilities	4,979	16,936	177	(15,181)		6,911
Long-term debt	-	269	-	-		269
Other liabilities (f)	115	473	2	-		590
Subtotal liabilities at fair value	$5,094	$17,678	$179	$(15,181)		$7,770
Percent of liabilities prior to netting	22.2%	77.0%	0.8%
Liabilities of consolidated investment management funds:
Trading liabilities	-	13,561	-	-		13,561
Other liabilities	2	-	-	-		2
Total liabilities of consolidated investment management funds	2	13,561	-	-		13,563
Total liabilities	$5,096	$31,239	$179	$(15,181)		$21,333
Percent of liabilities prior to netting	14.0%	85.5%	0.5%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes seed capital and certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	Sept. 30, 2011					Dec. 31, 2010
		Ratings					Ratings
(dollar amounts in millions)	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2007	$1	-%	-%	-%	100%	$1	-%	-%	-%	100%
2006	155	-	-	-	100	186	-	-	-	100
2005	120	-	-	-	100	209	-	-	-	100
2004 and earlier	63	28	13	46	13	74	70	25	5	-
Total Alt-A RMBS	$339	5%	2%	9%	84%	$470	11%	4%	1%	84%
Prime RMBS, originated in:
2007	$177	28%	3%	-%	69%	$254	50%	28%	7%	15%
2006	136	-	-	-	100	166	-	39	-	61
2005	250	31	-	-	69	310	39	-	14	47
2004 and earlier	411	31	37	10	22	497	79	12	6	3
Total prime RMBS	$974	26%	16%	4%	54%	$1,227	52%	16%	8%	24%
Subprime RMBS, originated in:
2007	$3	-%	4%	96%	-%	$5	-%	8%	92%	-%
2005	85	23	12	27	38	97	25	12	12	51
2004 and earlier	345	5	15	18	62	406	74	13	5	8
Total subprime RMBS	$433	8%	15%	20%	57%	$508	64%	13%	7%	16%
Commercial MBS - Domestic, originated in:
2009-2011	$160	100%	-%	-%	-%	$-	-%	-%	-%	-%
2008	6	42	58	-	-	-	-	-	-	-
2007	727	72	20	8	-	685	83	8	9	-
2006	781	88	12	-	-	582	90	10	-	-
2005	549	98	2	-	-	489	100	-	-	-
2004 and earlier	325	96	3	1	-	528	100	-	-	-
Total commercial MBS - Domestic	$2,548	87%	11%	2%	-%	$2,284	92%	5%	3%	-%
Foreign covered bonds:
Germany	$1,629	99%	1%	-%	-%	$2,260	99%	1%	-%	-%
Canada	768	100	-	-	-	608	100	-	-	-
Other	173	100	-	-	-	-	-	-	-	-
Total foreign covered bonds	$2,570	100%	-%	-%	-%	$2,868	100%	-%	-%	-%
European floating rate notes – available-for-sale:
United Kingdom	$789	74%	26%	-%	-%	$848	99%	1%	-%	-%
Ireland	247	-	41	55	4	299	92	8	-	-
Italy	174	100	-	-	-	218	100	-	-	-
Germany	113	30	6	63	1	113	31	69	-	-
Netherlands	49	35	65	-	-	150	78	22	-	-
Other	267	42	58	-	-	279	49	51	-	-
Total European floating rate notes – available-for-sale	$1,639	56%	30%	13%	1%	$1,907	85%	15%	-%	-%
Sovereign debt:
Germany	$3,435	100%	-%	-%	-%	$3,065	100%	-%	-%	-%
United Kingdom	4,014	100	-	-	-	3,214	100	-	-	-
France	2,662	100	-	-	-	1,845	100	-	-	-
Netherlands	945	100	-	-	-	396	100	-	-	-
Other	237	99	1	-	-	29	93	6	-	1
Total sovereign debt	$11,293	100%	-%	-%	-%	$8,549	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2007	$606	-%	-%	-%	100%	$792	-%	-%	-%	100%
2006	544	-	-	-	100	660	-	-	-	100
2005	672	4	-	-	96	820	2	-	4	94
2004 and earlier	217	4	-	27	69	241	22	46	19	13
Total Alt-A RMBS (b)	$2,039	2%	-%	3%	95%	$2,513	3%	4%	3%	90%
Prime RMBS (b), originated in:
2007	$530	-%	-%	-%	100%	$679	-%	-%	-%	100%
2006	340	-	-	-	100	431	-	-	-	100
2005	535	1	4	-	95	672	2	5	1	92
2004 and earlier	34	10	-	22	68	43	49	47	-	4
Total prime RMBS (b)	$1,439	1%	2%	-%	97%	$1,825	2%	3%	-%	95%
Subprime RMBS (b), originated in:
2007	$4	-%	-%	-%	100%	$15	-%	-%	-%	100%
2006	77	-	-	-	100	89	-	-	-	100
2005	11	-	-	-	100	13	-	-	-	100
2004 and earlier	38	5	34	-	61	41	53	-	-	47
Total subprime RMBS (b)	$130	1%	10%	-%	89%	$158	14%	-%	-%	86%

(a)	At Sept. 30, 2011 and Dec. 31, 2010, the German foreign covered bonds were considered Level 1 in the valuation hierarchy. All other assets in the table above are considered Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

BNY Mellon 95

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

Fair value measurements for assets using significant unobservable inputs for three months ended Sept. 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	Loans	Other assets		Total assets
Fair value at June 30, 2011	$10		$66		$36		$107	$5	$116		$340
Transfers into Level 3	-		-		21		2	-	1		24
Transfers out of Level 3	-		(9)		-		-	-	-		(9)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(a)	-	(a)	3	(b)	(15)	-	3	(c)	(9)
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-	-	1		1
Sales	-		-		-		-	-	(6)		(6)
Fair value at Sept. 30, 2011	$10		$57		$60		$94	$5	$115		$341
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$3		$6	$-	$-		$9
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Fair value measurements for liabilities using significant unobservable inputs for three months ended Sept. 30, 2011
	Trading liabilities
	Debt and equity instruments	Derivative liabilities		Other liabilities	Total liabilities
(in millions)
Fair value at June 30, 2011	$-	$155		$-	$155
Transfers into Level 3	-	1		-	1
Total (gains) or losses:
Included in earnings (or changes in net liabilities)	-	80	(a)	-	80
Fair value at Sept. 30, 2011	$-	$236		$-	$236
The amount of total (gains) or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$109		$-	$109
(a)	Reported in foreign exchange and other trading revenue.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs
three months ended Sept. 30, 2010	Fair value	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and	Transfers		Fair value	Change in unrealized gains and (losses) related to
	June 30,			Comprehensive	settlements,	in/(out)		Sept. 30,	instruments held
(in millions)	2010	Income		income	net	of Level 3		2010	at Sept. 30, 2010
Available-for-sale securities:
State and political subdivisions	$9	$-		$1	$-	$-		$10	$1
Other debt securities	49	-		-	2	5		56	-
Total available-for-sale	58	-	(a)	1	2	5		66	1
Trading assets:
Debt and equity instruments	20	-	(b)	-	-	-		20	-
Derivative assets:
Interest rate	83	(13)		-	-	-		70	(13)
Equity	3	(1)		-	-	-		2	(1)
Total derivative assets	86	(14	) (b)	-	-	-		72	(14)
Total trading assets	106	(14)		-	-	-		92	(14)
Loans	8	-		-	-	-		8	-
Other assets	109	4	(c)	-	-	(1)		112	-
Total assets	$281	$(10)		$1	$2	$4	(d)	$278	$(13)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with ASC 810.

Fair value measurements for liabilities using significant unobservable inputs
three months ended Sept. 30, 2010	Fair value	Total realized/unrealized (gains)/losses recorded in			Purchases, issuances and	Transfers	Fair value	Change in unrealized (gains) and losses related to
	June 30,			Comprehensive	settlements,	in/(out)	Sept. 30,	instruments held
(in millions)	2010	Income		income	net	of Level 3	2010	at Sept. 30, 2010
Derivative liabilities:
Interest rate	$124	$39		$-	$9	$(1)	$171	$39
Equity	50	(1)		-	1	-	50	(1)
Total derivative liabilities	174	38	(a)	-	10	(1)	221	38
Other liabilities	2	-		-	-	-	2	-
Total liabilities	$176	$38		$-	$10	$(1)	$223	$38
(a)	Reported in foreign exchange and other trading revenue.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for nine months ended Sept. 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119	$6	$113		$338
Transfers into Level 3	-		8		48		5	-	1		62
Transfers out of Level 3	-		(9)		(23)		(43)	(2)	-		(77)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(a)	-	(a)	3	(b)	14	-	5	(c)	22
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-	-	2		2
Issuances	-		-		-		-	1	-		1
Sales	-		-		-		-	-	(6)		(6)
Settlements	-		-		-		(1)	-	-		(1)
Fair value at Sept. 30, 2011	$10		$57		$60		$94	$5	$115		$341
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$30		$10	$-	$-		$40
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Fair value measurements for liabilities using significant unobservable inputs for nine months ended Sept. 30, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities		Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$6	$171		$2	$179
Transfers into Level 3	-	2		-	2
Total (gains) or losses:
Included in earnings (or changes in net liabilities)	-	76	(a)	(2)	74
Purchases, issuances, sales and settlements:
Settlements	(6)	(13)		-	(19)
Fair value at Sept. 30, 2011	$-	$236		$-	$236
The amount of total (gains) or losses included in earnings
(or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$119		$-	$119
(a)	Reported in foreign exchange and other trading revenue.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs
nine months ended Sept. 30, 2010	Fair value	Total realized/unrealized gains/(losses) recorded in			Purchases, issuances and	Transfers		Fair value	Change in unrealized gains and (losses) related to
	Dec. 31,			Comprehensive	settlements,	in/(out)		Sept. 30,	instruments held
(in millions)	2010	Income		income	net	of Level 3		2010	at Sept. 30, 2010
Available-for-sale securities:
State and political subdivisions	$-	$-		$1	$-	$9		$10	$1
Asset-backed CLOs	6	-		-	-	(6)		-	-
Other debt securities	50	-		-	10	(4)		56	-
Total available-for-sale	56	-	(a)	1	10	(1)		66	1
Trading assets:
Debt and equity instruments	170	(1	) (b)	-	4	(153)		20	-
Derivative assets:
Interest rate	121	(52)		-	-	1		70	(54)
Equity	25	(23)		-	-	-		2	(24)
Total derivative assets	146	(75	) (b)	-	-	1		72	(78)
Total trading assets	316	(76)		-	4	(152)		92	(78)
Loans	25	2	(c)	-	(18)	(1)		8	-
Other assets	164	9	(c)	-	(1)	(60)		112	-
Total assets	$561	$(65)		$1	$(5)	$(214	) (d)	$278	$(77)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive loss except for other than temporary impairment losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.
(d)	Primarily relates to investments consolidated in accordance with ASC 810.

Fair value measurements for liabilities using significant unobservable inputs
nine months ended Sept. 30, 2010	Fair value	Total realized/unrealized (gains)/losses recorded in			Purchases, issuances and	Transfers	Fair value	Change in unrealized (gains) and losses related to
	Dec. 31,			Comprehensive	settlements,	in/(out)	Sept. 30,	instruments held
(in millions)	2010	Income		income	net	of Level 3	2010	at Sept. 30, 2010
Derivative liabilities:
Interest rate	$54	$109		$-	$9	$(1)	$171	$108
Equity	38	11		-	1	-	50	1
Total derivative liabilities	92	120	(a)	-	10	(1)	221	109
Other liabilities	3	(1	) (b)	-	-	-	2	-
Total liabilities	$95	$119		$-	$10	$(1)	$223	$109
(a)	Reported in foreign exchange and other trading revenue.
(b)	Reported in foreign exchange and other trading revenue, except for derivatives in designated hedging relationships which are recorded in interest revenue and interest expense.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value for our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset. The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2011 and Dec. 31, 2010.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2011				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$187	$33	$220
Other assets (b)	-	134	-	134
Total assets at fair value on a nonrecurring basis	$-	$321	$33	$354

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2010				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$188	$53	$241
Other assets (b)	-	6	-	6
Total assets at fair value on a nonrecurring basis	$-	$194	$53	$247

(a)	During the quarters ended Sept. 30, 2011 and Dec. 31, 2010, the fair value of these loans was reduced $16 million and $15 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	The fair value of other assets received in satisfaction of debt was increased by $- million in the third quarter of 2011 and reduced by $1 million in the fourth quarter of 2010, based on the fair value of the underlying collateral with an offset in other revenue.

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value (in millions)	Sept. 30, 2011	Dec. 31, 2010
Assets of consolidated investment management funds:
Trading assets	$11,419	$14,121
Other assets	644	645
Total assets of consolidated investment management funds	$12,063	$14,766
Liabilities of consolidated investment management funds:
Trading liabilities	$10,626	$13,561
Other liabilities	25	2
Total liabilities of consolidated investment management funds	$10,651	$13,563
Non-redeemable noncontrolling interests of consolidated investment management funds	$710	$699

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At Sept. 30, 2011, the fair value of this long-term debt was $320 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statements for the three and nine months ended Sept. 30, 2011 and Sept. 30, 2010.

Foreign exchange and other trading revenue
	Quarter ended		Nine months ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Long-term debt (a)	$(42)	$(17)	$(52)	$(53)

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

We have elected the fair value option on approximately $120 million of unfunded lending-related commitments. The fair market value of unfunded lending-related commitments for which the fair value option was elected was a liability of less than $1 million at Sept. 30, 2011 and Dec. 31, 2010 and is included in other liabilities. Unfunded loan commitments are valued using quotes from dealers in the loan markets, and are included in Level 3 of the ASC 820 hierarchy.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the third quarter of 2011 and $36 million in the third quarter of 2010.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of investment securities available-for-sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed-rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The securities hedged consist of sovereign debt and U.S. Treasury bonds that had original maturities of 30 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2011, $2.6 billion of securities were hedged with interest rate swaps that had notional values of $2.6 billion.

The fixed rate deposits hedged generally have original maturities of 3 to 6 years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At Sept. 30, 2011, $ 14 million of deposits were hedged with interest rate swaps that had notional values of $14 million.

The fixed rate long-term debts hedged generally have original maturities of 5 to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2011, $13.9 billion of debt was hedged with interest rate swaps that had notional values of $13.9 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2011, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $102.9 million (notional), with $1.7 million of pre-tax losses recorded in other comprehensive income. These losses will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of ten months or less as hedges against our foreign exchange exposure to Euro, Australian Dollar, Norwegian Krona, Danish Krona, British Pound, Swedish Krona, Swiss Franc and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are affected such that their maturities and notional values match those of the deposits with banks. As of Sept. 30, 2011, the hedged placements and their designated forward foreign exchange contract hedges were $14 billion (notional), with $48 million of pre-tax gain recorded in other comprehensive income. This gain will be reclassified to net interest revenue over the next ten months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2011, forward foreign exchange contracts with notional amounts totaling $4.8 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2011, had a combined U.S. dollar equivalent value of $855 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2011	Sept. 30, 2010
Fair value hedge of loans	$0.1	$(0.1)
Fair value hedge of securities	(5.1)	(3.5)
Fair value hedge of deposits and long-term debt	(2.6)	8.4
Cash flow hedges	(0.1)	0.1
Other (a)	(0.1)	(0.1)
Total	$(7.8)	$4.8

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet
	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments (b):
Interest rate contracts	$16,470	$13,967	$1,048	$834	$170	$44
Foreign exchange contracts	18,962	11,816	178	2	625	116
Total derivatives designated as hedging instruments			$1,226	$836	$795	$160
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$1,006,734	$1,090,718	$25,741	$15,651	$25,897	$16,275
Equity contracts	7,815	6,905	393	449	305	380
Credit contracts	471	681	-	2	-	4
Foreign exchange contracts	397,091	315,050	6,835	3,661	6,087	3,707
Total derivatives not designated as hedging instruments			$32,969	$19,763	$32,289	$20,366
Total derivatives fair value (d)			$34,195	$20,599	$33,084	$20,526
Effect of master netting agreements			(26,080)	(15,827)	(25,550)	(15,181)
Fair value after effect of master netting agreements			$8,115	$4,772	$7,534	$5,345

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $947 million and $417 million, respectively at Sept. 30, 2011 and $889 million and $243 million, respectively at Dec. 31, 2010.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At Sept. 30, 2011, approximately $365 billion (notional) of interest rate contracts will mature within one year, $396 billion between one and five years, and $264 billion after five years. At

Sept. 30, 2011, approximately $401 billion (notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years, and $8 billion after five years.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the income statement
(in millions)		Amount of gain or (loss) recognized in income on derivatives Quarter ended			Amount of gain or (loss) recognized in hedged item Quarter ended
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Sept. 30, 2011	Sept. 30, 2010	Location of gain or (loss) recognized in income on hedged item	Sept. 30, 2011	Sept. 30, 2010
Interest rate contracts	Net interest revenue	$25	$132	Net interest revenue	$(25)	$(138)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
FX contracts	$4	$-	Net interest revenue	$(42)	$-	Net interest revenue	$-	$-
FX contracts	2	(6)	Other revenue	(1)	5	Other revenue	-	-
FX contracts	(237)	-	Trading revenue	(237)	-	Trading revenue	-	-
FX contracts	(1)	-	Salary expense	1	-	Salary expense	-	-
Total	$(232)	$(6)		$(279)	$5		$-	$-

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Quarter ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Quarter ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Quarter ended
	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
FX contracts	$219	$(223)	Net interest revenue	$-	$-	Other revenue	$-	$-

Impact of derivative instruments on the income statement
(in millions)		Amount of gain or (loss) recognized in income on derivatives Nine months ended			Amount of gain or (loss) recognized in hedged item Nine months ended
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Sept. 30, 2011	Sept. 30, 2010	Location of gain or (loss) recognized in income on hedged item	Sept. 30, 2011	Sept. 30, 2010
Interest rate contracts	Net interest revenue	$42	$542	Net interest revenue	$(49)	$(537)

Derivatives in cash flow hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
FX contracts	$(57)	$-	Net interest revenue	$(104)	$-	Net interest revenue	$-	$-
FX contracts	(6)	6	Other revenue	(4)	7	Other revenue	(0.1)	0.1
FX contracts	(568)	-	Trading revenue	(568)	-	Trading revenue	-	-
FX contracts	3	-	Salary expense	2	-	Salary expense	-	-
Total	$(628)	$6		$(674)	$7		$(0.1)	$0.1

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Amount of gain or (loss) recognized in OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010		Sept. 30, 2011	Sept. 30, 2010
FX contracts	$39	$(86)	Net interest revenue	$-	$-	Other revenue	$(0.1)	$(0.1)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q11	2Q11	3Q10	2011	2010
Foreign exchange	$221	$184	$160	$578	$581
Fixed income	(21)	28	(7)	24	41
Credit derivatives (a)	1	(1)	(6)	(1)	(4)
Other	(7)	11	(1)	13	10
Total	$194	$222	$146	$614	$628
(a)	Used as economic hedges of loans.

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

104 BNY Mellon

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

If BNY Mellon’s rating was changed to:	Potential close-out exposures (fair value) (a)
A3/A-	$925 million
Baa2/BBB	$1,183 million
Bal/BB+	$2,077 million
(a)	The change between rating categories is incremental, not cumulative.

Additionally, if BNY Mellon’s debt rating had fallen below investment grade on Sept. 30, 2011, existing collateral arrangements would have required us to post an additional $634 million of collateral.

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

Financial institutions portfolio exposure	Sept. 30, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Securities industry	$5.9	$2.6	$8.5
Banks	5.8	2.2	8.0
Insurance	0.1	4.8	4.9
Asset managers	0.9	3.1	4.0
Government	-	1.5	1.5
Other	0.1	1.5	1.6
Total	$12.8	$15.7	$28.5

Commercial portfolio exposure	Sept. 30, 2011
(in billions)	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.3	$5.7
Services and other	0.5	4.7	5.2
Energy and utilities	0.2	5.0	5.2
Media and telecom	0.1	1.5	1.6
Total	$1.2	$16.5	$17.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks (in millions)	Sept. 30, 2011	Dec 31, 2010
Lending commitments (a)	$28,755	$29,100
Standby letters of credit (b)	7,124	8,483
Commercial letters of credit	406	512
Securities lending indemnifications	250,277	278,069
Support agreements	103	116
(a)	Net of participations totaling $342 million at Sept. 30, 2011 and $423 million at Dec. 31, 2010.
(b)	Net of participations totaling $1.5 billion at Sept. 30, 2011 and $1.7 billion at Dec. 31, 2010.

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

105 BNY Mellon

Notes to Consolidated Financial Statements (continued)

equal to the total notional amount if drawn upon, which does not consider the value of any collateral.

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $11.8 billion less than one year; $16.5 billion in one to five years; and $0.5 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $7.1 billion at Sept. 30, 2011 and $8.5 billion at Dec. 31, 2010 and includes $569 million and $628 million that were collateralized with cash and securities at Sept. 30, 2011 and Dec. 31, 2010, respectively. At Sept. 30, 2011, approximately $2.4 billion of the SBLCs will expire within one year and the remaining $4.7 billion will expire within one to five years.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $106 million at Sept. 30, 2011 and $73 million at Dec. 31, 2010.

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

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $406 million at Sept. 30, 2011, compared with $512 million at Dec. 31, 2010.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $257 billion at Sept. 30, 2011 and $285 billion at Dec. 31, 2010.

At Sept. 30, 2011, our potential maximum exposure to support agreements was approximately $103 million, after deducting the reserve, assuming the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This exposure includes agreements covering Lehman securities as well as other client support agreements. This compares with $116 million at Dec. 31, 2010.

Trust and transfer agent activities

BNY Mellon maintains several escrow accounts in which deposits are received from clients in connection with corporate trust and dividend and interest payment services. Since BNY Mellon acts only as a transfer agent and trustee for these funds, neither the assets nor the corresponding liability are included in these financial statements. In connection with the performance of these services, BNY Mellon invests such funds in interest-earning investments solely in an agency capacity. The interest earned is recognized in the financial statements as interest income. Customer balances maintained in an agency capacity and not reflected on BNY Mellon’s balance sheets totaled approximately $139 million at Sept. 30, 2011 and $275 million at Dec. 31, 2010. In addition, as a result of the GIS acquisition, at Sept. 30, 2011, our clients maintained approximately

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

$1.3 billion of custody cash on deposit with other institutions. Revenue generated from these balances is included in other revenue on the income statement. These deposits are expected to transition to BNY Mellon by the end of 2011.

Indemnification Arrangements under Ordinary Course Contracts

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At Sept. 30, 2011 and Dec. 31, 2010, we have not recorded any material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies which enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At Sept. 30, 2011 and Dec. 31, 2010, we have not recorded any material liabilities under these arrangements.

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

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of matters described in Note 12 of the Notes to Consolidated Financial Statements, subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $950 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters

As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision on Dec. 1, 2010.

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

As previously disclosed, in February and April 2009, two institutional customers filed lawsuits in Texas state District Court for Dallas County, and California state Superior Court for Orange County, alleging misrepresentations and omissions in the sale of ARS. Two more institutional customers filed arbitration proceedings in December 2008 and May 2011. The Texas lawsuit was resolved and dismissed on April 8, 2011. The earlier-filed arbitration proceeding was dismissed on Aug. 1, 2011. The remaining disputes together seek rescission or damages relating to approximately $67 million of ARS, plus interest and attorneys’ fees.

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

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each filed a Notice of Intervention in a qui tam lawsuit pending in its jurisdiction. These offices filed complaints superseding the qui tam lawsuits on Aug. 11, 2011. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit whereby, among other things, the plaintiffs assert claims under the Martin Act and state and city false claims acts. Also, on Oct. 4, 2011, the United States Department of Justice filed a civil lawsuit whereby, among other things, it seeks injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit pending in California state court, previously under seal. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon. In addition, as previously disclosed, BNY Mellon has been named as a defendant in putative class action lawsuits, which were filed in March 2011 and July 2011 and are currently pending in federal district courts in Pennsylvania and California. These lawsuits allege that BNY Mellon improperly charged and reported prices for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon.

German Broker-Dealer Litigation

As previously disclosed, on various dates from 2004 to 2011, BNY Mellon subsidiary Pershing LLC (“Pershing”) was named as a defendant in more than 100 lawsuits filed in Germany by plaintiffs who are investors with accounts at German broker-dealers.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

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

Tax Litigation

As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of U.K. corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. A trial is currently scheduled for April 16, 2012. The aggregate tax benefit for all six years in question is approximately $900 million, including interest. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceeding

The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York Attorney General has sought permission to intervene in this proceeding and to assert claims against BNY Mellon under the Martin Act and the Executive Law. On Aug. 26, 2011, an investor that had intervened in the state court proceeding removed this case to the United States District Court for the Southern District of New York. BNY Mellon sought to remand the case to state court and on Oct. 19, 2011, the District Court denied BNY Mellon’s motion. On Oct. 31, 2011, BNY Mellon sought permission to appeal the District Court’s decision to the Second Circuit Court of Appeals.

Note 19 – Review of businesses

We have an internal information system that produces performance data for our two principal businesses and the Other segment. The following discussion of our businesses satisfies the disclosure requirements for ASC 280, Segment Reporting.

Organization of our business

In the first quarter of 2011, BNY Mellon realigned its internal reporting structure and business presentation to focus on its two principal businesses, Investment Management and Investment Services. The realignment reflects management’s current approach to assessing performance and decisions regarding resource allocations. Investment Management includes the former Asset Management and Wealth Management businesses; Investment Services includes the former Asset Servicing, Issuer Services and Clearing Services businesses, and the Cash Management business previously included in the Treasury Services business. The Other segment includes credit-related activities previously included in the Treasury Services business, the lease financing portfolio, corporate treasury activities, including our investment securities portfolio, our investment in ConvergEx Group, business exits and corporate overhead. All prior periods presented in this Form 10-Q are presented accordingly.

Also in the first quarter of 2011, we revised the net interest revenue for our businesses to reflect a new approach which adjusts our transfer pricing

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

•	Support and other indirect expenses are allocated to businesses based on internally-developed methodologies.
•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.
•	Special litigation reserves is a corporate level item and is therefore recorded in the Other segment. Litigation expense is generally recorded in the business in which the charge occurs.
•

Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the securities portfolio are included in the Other segment.

•	Client deposits serve as the primary funding source for our investment securities portfolio. We typically allocate all interest revenue to the businesses generating the deposits.

Accordingly, the higher yield related to the restructured investment securities portfolio has been included in the results of the businesses.

•	Support agreement charges are recorded in the business in which the charges occurred.
•	Restructuring charges resulted from corporate initiatives and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$760	(a)	$2,069	$77	$2,906	(a)
Net interest revenue	51		679	45	775
Total revenue	811		2,748	122	3,681
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	678		1,953	140	2,771
Income (loss) before taxes	$133	(a)	$795	$4	$932	(a)
Pre-tax operating margin (b)	17%		29%	N/M	25%
Average assets	$36,950		$224,131	$50,382	$311,463
(a)	Total fee and other revenue and income before taxes for the third quarter of 2011 include income from consolidated investment management funds of $32 million, net of noncontrolling interests of $13 million, for a net impact of $19 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$865	(a)	$2,018	$215	$3,098	(a)
Net interest revenue	47		668	16	731
Total revenue	912		2,686	231	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	696		1,891	229	2,816
Income (loss) before taxes	$215	(a)	$795	$3	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,742		$193,498	$48,240	$278,480
(a)	Total fee and other revenue and income before taxes for the second quarter of 2011 include income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$793	(a)	$1,865	$59	$2,717	(a)
Net interest revenue	50		589	79	718
Total revenue	843		2,454	138	3,435
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	683		1,683	245	2,611
Income (loss) before taxes	$160	(a)	$771	$(85)	$846	(a)
Pre-tax operating margin (b)	19%		31%	N/M	25%
Average assets	$36,197		$160,597	$43,284	$240,078	(c)
(a)	Total fee and other revenue and income before taxes for the third quarter of 2010 include income from consolidated investment management funds of $37 million, net of noncontrolling interests of $(12) million, for a net impact of $49 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $247 million for the third quarter of 2010, consolidated average assets were $240,325 million.

N/M - Not meaningful.

For the nine months ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,495	(a)	$6,037	$376	$8,908	(a)
Net interest revenue	151		1,986	67	2,204
Total revenue	2,646		8,023	443	11,112
Provision for credit losses	1		-	(23)	(22)
Noninterest expense	2,059		5,660	565	8,284
Income (loss) before taxes	$586	(a)	$2,363	$(99)	$2,850	(a)
Pre-tax operating margin (b)	22%		29%	N/M	26%
Average assets	$37,002		$199,402	$46,341	$282,745
(a)	Total fee and other revenue and income before taxes for the first nine months of 2011 include income from consolidated investment management funds of $205 million, net of noncontrolling interests of $78 million, for a net impact of $127 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the nine months ended Sept. 30, 2010 (dollar amounts in millions)	Investment Management		Investment Services	Other	Total continuing operations
Fee and other revenue	$2,335	(a)	$5,169	$370	$7,874	(a)
Net interest revenue	155		1,850	200	2,205
Total revenue	2,490		7,019	570	10,079
Provision for credit losses	1		-	32	33
Noninterest expense	1,965		4,702	700	7,367
Income (loss) before taxes	$524	(a)	$2,317	$(162)	$2,679	(a)
Pre-tax operating margin (b)	21%		33%	N/M	27%
Average assets	$34,657		$156,512	$39,947	$231,116	(c)
(a)	Total fee and other revenue and income before taxes for the first nine months of 2010 include income from consolidated investment management funds of $167 million, net of noncontrolling interests of $45 million, for a net impact of $122 million.
(b)	Income before taxes divided by total revenue.
(c)	Including average assets of discontinued operations of $466 million for the first nine months of 2010, consolidated average assets were $231,582 million.

N/M - Not meaningful.

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

Note 20 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2011	2010
Transfers from loans to other assets for OREO	$11	$9
Assets of consolidated VIEs	2,703	14,605
Liabilities of consolidated VIEs	2,912	13,398
Non-controlling interests of consolidated VIEs	11	677

114 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon    115

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; factors affecting the performance of our businesses; management’s judgment in determining the size of unallocated allowances and the effect of credit ratings on allowances, estimates and cash flow models. In addition, these forward-looking statements relate to: the usefulness of Non-GAAP measures; expectations with respect to our acquisitions, including the impact on earnings, our Basel III Tier 1 common equity ratio and the anticipated closing dates; expectations regarding litigation costs; expectations regarding our expense reduction initiatives and restructuring charges; estimations of market value impact on fee revenue; our goal of increasing the percentage of revenue and income from outside the U.S.; targeted capital ratios; expectations with respect to BNY Mellon’s investment securities portfolio, including the credit rating of certain securities in the portfolio; assumptions with respect to residential mortgage-backed securities; statements on our institutional credit strategies; goals with respect to our commercial portfolio; statements regarding our leasing portfolio; descriptions and measures of our allowance for credit losses and loan losses; our expectations regarding our losses associated with the bankruptcy of a broker-dealer holding company customer; assumptions in amounts of interest income for loans on nonaccrual status; statements regarding our liquidity cushion and liquidity ratios; the expectations with respect to goodwill impairment testing, including the estimated fair values of BNY Mellon’s reporting units, and the likelihood and severity of goodwill impairment, if any; statements regarding continuing uncertainty in Europe and the U.S. and the downgrade of U.S. Government issued securities; statements regarding a reduction in our Investment Services businesses; descriptions of our exposure to support agreements; statements with respect to our liquidity targets; statements regarding our balance sheet size and client deposit levels; access to capital markets and our shelf registration statements; implications of credit rating downgrades on The Bank of New York Mellon, BNY Mellon, N.A. and the Parent; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; our target double leverage ratio; our plans to repurchase shares of common stock; assumptions with respect to the effects of changes in risk-

weighted assets on capital ratios; estimations in net interest rate sensitivities; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act, proposed FDIC assessments and our expectations regarding the Resolutions Plans; expectations with respect to implementation and impact of Basel II and Basel III, including ability to timely meet capital guidelines; statements regarding Basel III and our estimated Basel III Tier 1 common equity ratio, including expectations related to our timeline to meet the proposed Basel III capital guidelines; the impact of G-SIBs’ capital requirements on BNY Mellon; the implementation of IFRS; our ability to compete and our investment in technology; the materiality of acquisitions; the amount of dividends bank subsidiaries can pay without regulatory waiver or restrictions on those dividends; our liability with respect to our role as trustee in mortgage-backed securitizations; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals; and statements regarding the risks to our business and the impact of such risks, including disruptions in European economies or the failure or instability of any significant counterparties in Europe.

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

Factors that could cause BNY Mellon’s results to differ materially from those described in the forward-looking statements, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock and factors which represents risk associated with the business and operations of BNY Mellon, can be found in Risk Factors in the Form 10-K for the year ended Dec. 31, 2010 and Item 1A of this Form 10-Q, and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

116    BNY Mellon

Forward-looking Statements (continued)

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties and the risks and uncertainties described in the documents referred to in the preceding paragraph. The Risk Factors discussed in the Form 10-K for the year ended Dec. 31, 2010 and Item 1A of this Form 10-Q could cause or contribute to such differences. Investors should consider all risks mentioned elsewhere in this document and in subsequent reports filed by BNY Mellon with the SEC pursuant to the Exchange Act, as well as other uncertainties affecting future results and the value of BNY Mellon’s stock.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

BNY Mellon    117

Part II – Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors that could affect our business, financial condition or results of operations set forth in Part I, Item 1A, Risk Factors, on pages 16 through 26 of our Form 10-K for the year ended Dec. 31, 2010. The discussion of Risk Factors, as so supplemented, sets forth our most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or in Item IA of our Form 10-K for the year ended Dec. 31, 2010 or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this report and such other reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-Q. See “Forward-looking Statements.”

Disruptions in European economies, or the failure or instability of any of our significant counterparties in Europe, many of whom are major financial institutions, could have an adverse effect on our business and results of operations.

The financial markets remain concerned about the ability of certain European countries, particularly Greece, Ireland and Portugal, but also others such as Spain and Italy, to finance their deficits and service growing debt burdens amidst difficult economic conditions. This loss of confidence has led to rescue measures for Greece, Ireland and Portugal by Euro-zone countries and the International Monetary Fund as well as the European Central Bank’s intervention to stabilize Italian and Spanish bonds. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political discord within and among Eurozone countries. We are primarily exposed to disruptions in European markets in two principal areas – on our balance sheet, in certain interest-bearing deposits with banks, loans, trading assets and investment securities, as well as our Investment Management fee revenue relating to client investments in European assets. Additionally, continued disruptions in Europe could lead to increased client deposits and a larger balance sheet, which could adversely impact our leverage ratio.

The interdependencies among European economies and financial institutions have contributed to concerns regarding the stability of European financial markets generally and certain institutions in particular. Financial services institutions are interdependent as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with European counterparties, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults or non-performance by, or even rumors or questions about, one or more European financial institutions, or the financial markets generally, have in the past led to market-wide liquidity problems and could lead to losses by us or by other institutions in the future. Given the scope of our European operations, clients and counterparties, persistent disruptions in the European financial markets, the attempt of a country to abandon the Euro, the failure of a significant European financial institution, even if not an immediate counterparty to us, or persistent weakness in the Euro, could have an adverse impact on our business or results of operations.

118    BNY Mellon

Part II – Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the third quarter of 2011.

Issuer purchases of equity securities

Share repurchases during the third quarter 2011
(common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under plans or programs
July 2011	6,578		$25.68	6,500	29,444
August 2011	11,934		21.32	11,923	17,521
September 2011	2,206		20.52	2,000	15,521
Third quarter 2011	20,718	(a)	$22.62	20,423	15,521

(a)	Includes shares purchased at a purchase price of approximately $6 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.

On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. On March 22, 2011, the Board of Directors of BNY Mellon authorized the repurchase of up to an additional 13 million shares of common stock. At Sept. 30, 2011, 15.5 million common shares were available for repurchase under these programs. There is no expiration date on either of these repurchase programs.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 121 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon    119

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: November 8, 2011	By:	/s/ John A. Park
John A. Park Corporate Controller (Duly Authorized Officer and Principal Accounting Officer of the Registrant)

120    BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) as filed with the Commission on Feb. 28, 2011, and incorporated here by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company represented long-term debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of Sept. 30, 2011. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Letter Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly, dated August 31, 2011.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on September 2, 2011, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

BNY Mellon    121

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

122 BNY Mellon