Form 10-K
period 2011-12-31
Bank of New York Mellon CORP
filed 2012-02-28
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-52710

THE BANK OF NEW YORK MELLON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code - (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
6.875% Preferred Trust Securities, Series E of BNY Capital IV *	New York Stock Exchange
5.95% Preferred Trust Securities, Series F of BNY Capital V *	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV *	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2011, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $31,482,706,020.

As of January 31, 2012, 1,204,793,331 shares of the registrant’s voting common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:

The Bank of New York Mellon Corporation 2012 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2011 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 44, including those portions of BNY Mellon’s 2011 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. For a free copy of BNY Mellon’s Annual Report or BNY Mellon’s Proxy Statement for its 2012 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. BNY Mellon’s Annual Report is, and the Proxy upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or corpsecretary@bnymellon.com:

•	BNY Mellon’s Code of Conduct, which is applicable to all employees, including BNY Mellon’s senior financial officers;

•	BNY Mellon’s Directors’ Code of Conduct, which is applicable to our directors;

•	BNY Mellon’s Corporate Governance Guidelines; and

•	the Charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk and Corporate Social Responsibility Committees of the Board of Directors.

The contents of BNY Mellon’s website or any other websites referenced herein are not part of this Form 10-K.

Forward-looking Statements

This Form 10-K contains statements relating to future results of BNY Mellon that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: all statements about the future results of BNY Mellon, projected business growth, statements with respect to the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to, among others: the effect of regulation of current financial markets on competition; our investments in technology to remain competitive; the implementation and impact of pending and proposed legislation and regulation, including the Proposed SIFI Rules, the Volcker Rule, the Dodd-Frank Act, regulation relating to money market funds, regulations to be promulgated by the CFPB, new SEC regulations under the ’40 Act, DOL regulations under ERISA, the U.K. regulatory framework, new European Directives relating to the financial services sector, regulations of the tri-party repo market, Federal Reserve regulation on credit exposure of a depository institution to a non-bank affiliate; the Federal Reserve and Financial Stability Boards’ proposals on Basel II and Basel III; expectations with respect to the well-capitalized status of BNY Mellon and its bank subsidiaries; the timing and ability to engage in share repurchases or pay dividends by us and our bank subsidiaries and our liquidity targets; the FDIC’s rule regarding adjustments to the assessment base and the impact on our business; statements regarding our resolution plans; the liability of our affiliates in certain circumstances; targeted capital ratios; statements regarding our internal capital generation and a strong balance sheet; the adequacy of our owned and leased facilities; access to capital markets; the adequacy of our reserves; BNY Mellon’s ability to deploy capital to accelerate long-term growth of its businesses, provide superior client service versus peers, achieve strong investment performance relative to investment benchmarks and above-median growth relative to peers, increase the percentage of revenue and income derived from outside the United States, successfully integrate acquired businesses and maintain competitive margins and positive operating leverage; the estimated effective tax rate applicable

BNY Mellon 1

to BNY Mellon for 2012 and beyond; fair value estimates of business segments and any impairment of goodwill; statements regarding risks that we may face including those relating to: uncertainty in financial markets and weakness in the economy; disruptions in European economies, or the failure or instability of any of our significant counterparties in Europe; continued market volatility; write-downs of financial instruments that we own or other losses related to volatile or illiquid market conditions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; low or volatile interest rates and their impact on money market fund sponsors; changes to deposit insurance premiums; the level of regulation and impact applicable to our competitors; the degree of consolidation and the breadth of products and services offerings of companies in the financial services industry and the ability of BNY Mellon to distinguish itself from its competitors; declines in capital markets on our fee-based businesses; stable exchange-rate environment and declines in cross-border activity; dependence on consistent execution of fee-based services that we perform; the failure to successfully integrate strategic acquisitions; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; changes to credit ratings; capital adequacy; access to capital markets; monetary policy and other governmental regulations; failures relating to operational risk and circumvention of controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; dependence on technology and intellectual property; global operations and regulation; acts of terrorism and global conflicts; risks relating to new lines of business; attracting and retaining employees; tax and accounting laws and regulations; inadequate credit reserves; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends; and anti-takeover provisions in our certificate of incorporation and bylaws.

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

In this report, and other public disclosures of BNY Mellon, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning signify forward-looking statements.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global financial services company headquartered in New York, New York, with $25.8 trillion in assets under custody and administration and $1.26 trillion in assets under management as of Dec. 31, 2011. We divide our businesses into two principal segments, Investment Management and Investment Services. We have an Other segment, which includes credit-related activities, the lease financing portfolio, corporate treasury activities (including our investment securities portfolio), our equity investments in Wing Hang Bank Limited and ConvergEx Group, business exits and corporate overhead.

For a further discussion of BNY Mellon’s products and services, see the “Overview”, “Summary of financial results”, “Fee and other revenue – Foreign exchange and other trading revenue”, “Review of businesses” and “International operations” sections in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) section in the Annual Report and Note 26 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding BNY Mellon, which is incorporated herein by reference.

We were formed as a bank holding company (“BHC”) and have our executive offices in New York, New York. With its predecessors, BNY Mellon has been in business since 1784.

On July 1, 2007, The Bank of New York Company, Inc. and Mellon Financial Corporation (“Mellon Financial”) merged into BNY Mellon, with BNY Mellon being the surviving entity (the “merger”).

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

We have four U.S. trust companies. The Bank of New York Mellon Trust Company, National Association and BNY Mellon Trust Company of Illinois house trust products and services across the United States. Also concentrating on trust products and services are BNY Mellon Trust of Delaware, a Delaware bank, and BNY Mellon Investment Servicing Trust Company, a Delaware-chartered entity. Most of our asset management businesses, along with our Pershing businesses, are direct or indirect non-bank subsidiaries of BNY Mellon.

Information on international operations is presented in the “Net interest revenue”, “International operations”, “Consolidated balance sheet review – Loans – Loans by product”, and “Consolidated balance sheet review – Loans – International loans” sections in the MD&A – Results of Operations section in the Annual Report, Notes 6 and 27 of the Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors – Global Operations”, in Part I, Item 1A of this Form 10-K, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2011.

Discontinued Operations

As discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, BNY Mellon reported results using the discontinued operations method of accounting for 2010 and 2009. All information in this Form 10-K for 2010 and 2009, including all supplemental information, reflects continuing operations unless otherwise noted.

4 BNY Mellon

Supervision and Regulation

BNY Mellon, including through its subsidiaries, engages in banking, investment advisory and other securities-related activities in the United States and 35 other countries. We are subject to extensive regulation worldwide. Regulatory bodies around the world are generally charged with:

•

protecting the interests of customers, including depositors in banking entities and investors in mutual funds and other pooled vehicles our subsidiaries may advise, and safeguarding the integrity of securities and other financial markets; and

•	promoting financial stability in the relevant country.

They are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are the material elements of selected laws and regulations applicable to BNY Mellon and its subsidiaries. The descriptions are not intended to be complete. Changes in applicable law or regulation, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of BNY Mellon and its subsidiaries. For additional discussion of recent and proposed regulatory initiatives that may impact our business, see “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report, which is incorporated herein by reference.

Regulatory Reforms

The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States and provides for enhanced supervision and prudential standards for, among other things, BHCs like BNY Mellon that have total consolidated assets of $50 billion or more. The implications of the Dodd-Frank Act for our businesses will depend to a large extent on the manner in which rules adopted pursuant to the Dodd-Frank Act are implemented by the primary U.S. financial regulatory agencies – the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, the Office of the Comptroller of the Currency (the “OCC”), the SEC and the Commodity Futures Trading Commission (the “CFTC”) – as well as potential changes in market practices and structures in response to the requirements of the Dodd-Frank Act and financial reforms in other jurisdictions. Among other things:

•

Dodd-Frank created a new systemic risk oversight body, the Financial Stability Oversight Council (“FSOC”), to coordinate the efforts of the primary U.S. financial regulatory agencies in establishing regulations to address financial stability concerns.

•

Dodd-Frank directs the FSOC to make recommendations to the Federal Reserve as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including as indicated above BHCs like BNY Mellon with total consolidated assets of $50 billion (often referred to as “systemically important financial institutions”), and authorizes the Federal Reserve to establish such standards either on its own or upon the recommendations of the FSOC. Dodd-Frank mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. In Dec. 2011, the Federal Reserve issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for:

•	risk-based capital requirements and leverage limits;

•	stress testing of capital;

•	liquidity requirements;

•	overall risk management requirements; and

•	concentration/credit exposure limits.

Comments on the proposed rules, which we refer to as the “Proposed SIFI Rules”, are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with other regulatory reforms. The Proposed SIFI Rules also address Dodd-Frank’s early remediation requirements applicable to BHCs that have total consolidated assets of $50 billion or more. The proposed remediation rules are modeled after the prompt corrective action regime, described below, but

BNY Mellon 5

are designed to require action beginning in the earlier stages of a company’s financial distress by mandating action on the basis of arranged triggers, including capital and leverage, stress test results, liquidity, and risk management. We are analyzing the impact of the Proposed SIFI Rules on our businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be assessed.

•

Dodd-Frank requires the U.S. financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule.” In October 2011 and January 2012, Federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. The proposed rules are highly complex, and are subject to revisions based on the public comment process. Therefore, many aspects of their application will remain uncertain and the full impact on us will not be known until the rules are finalized. However, if adopted as proposed the rules could limit our ability to provide seed capital to launch new hedge funds, private equity funds and other designated “similar funds” (“covered funds”) or our ability to engage in certain “covered transactions” under Federal Reserve Act’s Section 23A and 23B with covered funds for which BNY Mellon acts as both sponsor/manager and custodian. This latter provision may also affect BNY Mellon’s ability to perform certain traditional custodial operational activities for these covered funds.

•

Dodd-Frank requires various U.S. financial regulatory agencies to implement comprehensive rules governing the supervision, structure, trading and regulation of swap and over-the-counter derivative markets and participants. Dodd-Frank requires a large number of rulemakings in this area, many of which are not yet final. Once these rules are finalized, they could affect the way various BNY Mellon subsidiaries operate, and changes to the markets and participants will impact business models and profitability of certain BNY Mellon subsidiaries.

In addition to the foregoing matters, the Dodd-Frank Act broadly affects the financial services industry by creating a resolution authority, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on BNY Mellon or across the industry. In addition to the discussion in this section, see “Risk Factors – Recent legislative and regulatory actions may have an adverse effect on our operations” in Part I, Item 1A of this Form 10-K. For additional discussion of proposed regulations that may impact our business, see the “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report, which is incorporated herein by reference.

Since the Fall of 2008, regulators, market participants and money market fund sponsors have focused on the risks that money market funds may pose to financial stability, particularly to market liquidity in short-term investments, and on what possible consequences significant changes in the operations of such funds may have on the availability of short-term funding to government and financial and commercial borrowers. Although amendments were effected in 2010 to rules governing money market funds designed to enhance their resilience to the possibility of “breaking the buck”, additional proposals continue to be discussed. These include capital support or reserves, limitations on redemptions or a requirement that money market funds price their shares at net asset value. It is premature to predict the outcome of these discussions and proposals, but regulatory changes to the money market fund industry could cause significant business disruptions to, and could materially impact the operations and profitability of, this industry and BNY Mellon, which both manages and provides services for these funds.

Regulated Entities of BNY Mellon

BNY Mellon is regulated as a BHC and a financial holding company (“FHC”) under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act and by the Dodd-Frank Act (the “BHC Act”). As such, it is subject to the supervision of the Federal Reserve. In general, the BHC Act limits the business of BHCs that are FHCs to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, engaging in activities that the Federal

6 BNY Mellon

Reserve has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto, and, as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the U.S. Treasury Department) or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial companies.

Our ability to maintain FHC status is dependent upon a number of factors, including:

•	our U.S. depository institution subsidiaries qualifying on an ongoing basis as “well capitalized” and “well managed” as described under “Prompt Corrective Action” below; and

•	BNY Mellon qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations.

An FHC that does not continue to meet all the requirements for FHC status will, depending on which requirements it fails to meet, lose the ability to undertake new activities, or make acquisitions, that are not generally permissible for BHCs without FHC status or to continue such activities. For additional discussion of our well capitalized status, see “Capital” in the MD&A section in the Annual Report, which is incorporated herein by reference.

The Bank of New York Mellon, which is BNY Mellon’s largest bank subsidiary, is a New York state chartered bank, a member of the Federal Reserve System and subject to regulation, supervision and examination by the Federal Reserve and the New York State Department of Financial Services. BNY Mellon’s national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association, are subject to primary regulation, supervision and examination by the OCC.

We operate a number of broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are SEC-registered broker-dealers and members of Financial Industry Regulatory Authority, Inc. (“FINRA”), a securities industry self-regulatory organization. BNY Mellon’s non-bank subsidiaries engaged in securities-related activities are regulated by supervisory agencies in the countries in which they conduct business. Certain of BNY Mellon’s public finance and advisory activities are regulated by the Municipal Securities Rulemaking Board. Certain of BNY Mellon’s subsidiaries are registered with the CFTC as commodity pool operators or commodity trading advisors and, as such, are subject to CFTC regulation. BNY Mellon also has a subsidiary that clears futures and derivatives trades on behalf of institutional clients and is registered with the CFTC as a futures commission merchant and is a member of the National Futures Association.

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

Certain of our subsidiaries are registered investment advisors under the Investment Advisers Act of 1940, as amended, and as such are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations and to the laws and regulations of any countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business if a regulated entity fails to comply with such laws and regulations. Our subsidiaries advise both public investment companies which are registered with the SEC under the Investment Company Act of 1940 (the “‘40 Act”), including the Dreyfus family of mutual funds, and private investment companies which are not registered under the ‘40 Act.The shares of most investment

BNY Mellon 7

companies advised by our subsidiaries are qualified for sale in all states in the United States and the District of Columbia, except for investment companies that offer products only to residents of a particular state or of a foreign country and except for certain investment companies which are exempt from such registration or qualification. New SEC regulations will require additional data gathering and reporting to the SEC about the operations and investment activities of private funds in order to provide the FSOC with additional market data to monitor the potential for systemic risk in the marketplace. Like most regulations, they will increase the compliance burdens and costs for the businesses that manage these funds.

Certain of our investment management, trust and custody operations provide services to qualified retirement plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which is under the jurisdiction of the U.S. Department of Labor (“DOL”). Recently, the DOL proposed a number of new regulations that are designed to provide greater transparency to participants and beneficiaries of retirement plans and expand the definition of who is a “fiduciary” to these regulated plans. Being an ERISA fiduciary imposes certain statutory duties, liabilities, disclosure obligations, and restrictions related to the services being performed and fees being paid. Expansion of the definition of a fiduciary could require certain BNY Mellon businesses to modify their service model to conform to the regulations governing a fiduciary’s conduct, which would likely impact the costs and profitability of such businesses.

Certain of our financial services operations in the United Kingdom are subject to regulation by and supervision of the Financial Services Authority (“FSA”). The FSA has broad supervisory and disciplinary powers. Disciplinary powers include the power to temporarily or permanently revoke the authorization to carry on regulated business following a breach of U.K. Financial Services and Markets Act 2000 (“FSMA 2000”) and/or regulatory rules, the suspension of registered employees and censures and fines for both regulated businesses and their registered employees. The FSA imposes capital requirements on the entities it regulates. The FSA regulates The Bank of New York Mellon (International) Limited, our U.K.-chartered bank, as well as the U.K. branches of The Bank of New York Mellon and The Bank of New York Mellon SA/NV. In addition, the FSA regulates our trust and depositary and certain of our corporate trust businesses. Certain of BNY Mellon’s U.K. incorporated subsidiaries are authorized to conduct investment business in the United Kingdom pursuant to the FSMA 2000. Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the FSA. Certain U.K. investment funds, including BNY Mellon Investment Funds, an open-ended investment company with variable capital advised by U.K.-regulated subsidiaries of BNY Mellon, are registered with the FSA and are offered for retail sale in the United Kingdom.

Our investment management business is subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets and our management of client funds. The U.K. and European regulatory framework is changing. The U.K. government has announced that it intends to abolish the FSA and to establish three new regulatory bodies, the Financial Policy Committee, the Prudential Regulation Authority and the Financial Conduct Authority in its place. In addition, there are various new European Directives including a significant revision to the Markets in Financial Instruments Directive as well as the new Alternative Investment Fund Managers Directive both of which will impact our operations.

The types of activities in which the foreign branches of our banking subsidiaries and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve. Those foreign branches and international subsidiaries are also subject to the laws and regulatory authorities of the countries in which they operate and, in the case of banking subsidiaries, may be subject to regulatory capital requirements in the jurisdictions in which they operate. As of Dec. 31, 2011, each of BNY Mellon’s non-U.S. banking subsidiaries had capital ratios above their specified minimum requirements.

In connection with our role as a clearing bank for the tri-party repurchase transaction market, or tri-party repo market, we work with dealers who use repos (i.e., repurchase transactions) to finance their securities by selling them to counterparties and agreeing to buy them back at a later date. In tri-party repos, a clearing bank such as The Bank of New York Mellon acts as the intermediary between a dealer and its counterparty in settling the transaction and providing mark-to-market and other services. As a result of the recent financial crisis, regulatory agencies worldwide have begun to re-examine systemic risks to various financial markets. One of the markets that regulatory agencies are reviewing,

8 BNY Mellon

and in which we participate as a clearing bank, is the tri-party repo market. From 2009 until recently, the Federal Reserve Bank of New York sponsored a Task Force on Tri-Party Repo Infrastructure Reform to examine the risks in the tri-party repo market and to decide what changes should be implemented so that such risks may be mitigated or avoided in future financial crises. The Task Force issued recommendations regarding the tri-party repo market. BNY Mellon is working to implement the Task Force’s recommendations on its tri-party repo business activities. Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which is available at http://www.newyorkfed.org/tripartyrepo/margin_data.html.

Federal Reserve’s Comprehensive Capital Assessment Review

In November 2011, the Federal Reserve published a final rule requiring BHCs (including BNY Mellon) with $50 billion or more of total consolidated assets to submit annual capital plans to their respective Federal Reserve Bank. The capital analysis and review process provided for in the rule is known as the Comprehensive Capital Analysis and Review, or “CCAR”. The capital plans are required to be submitted on an annual basis. Such BHCs will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve. Covered BHCs, including BNY Mellon, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. The rules provide that the Federal Reserve may object to a capital plan if the plan does not show that the covered BHC will meet all minimum regulatory capital ratios and maintain a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The rules also require, among other things, that a covered BHC may not make a capital distribution unless after giving effect to the distribution it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5%. As part of this process, BNY Mellon also provides the Federal Reserve with projections covering the time period it will take us to fully comply with Basel III capital guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements, as described further below under “Capital Requirements – Basel III”. BNY Mellon’s most recent capital plan was filed with the Federal Reserve on Jan. 9, 2012.

The purpose of the Federal Reserve’s capital plan review is to ensure that these BHCs have robust, forward-looking capital planning processes that account for each BHC’s unique risks and that permit continued operations during times of economic and financial stress. The CCAR rule, consistent with prior Federal Reserve Board guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

The Proposed SIFI Rules, discussed earlier in this section under “Regulatory Reforms”, would also include stress testing requirements that, among other things, stress test under a severely adverse scenario provided by the Federal Reserve. It also would require a semi-annual mid-year stress analysis.

Payment of Dividends and Stock Repurchases

Dividend payments by BNY Mellon to its stockholders and stock repurchases by BNY Mellon are subject to the oversight of the Federal Reserve. As described above in this section under “Federal Reserve’s Comprehensive Capital Assessment Review”, under the CCAR rule dividends and stock repurchases generally may only be paid or made under a capital plan as to which the Federal Reserve has not objected.

BNY Mellon is a legal entity separate and distinct from its bank subsidiaries and other subsidiaries. Dividends and interest from our subsidiaries are our principal sources of funds to make capital contributions or loans to our bank subsidiaries and other subsidiaries, to pay service on our own debt, to honor our guarantees of debt issued by our subsidiaries or of trust preferred securities issued by a trust or to pay dividends on our own equity securities. Various federal and state statutes and

BNY Mellon 9

regulations limit the amount of dividends that may

be paid to us by our bank subsidiaries without regulatory consent. If, in the opinion of the applicable federal regulatory agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the regulator may require, after notice and hearing, that the bank cease and desist from such practice. The OCC, the Federal Reserve and the FDIC have indicated that the payment of dividends would constitute an unsafe and unsound practice if the payment would reduce a depository institution’s capital to an inadequate level. Moreover, under the Federal Deposit Insurance Act, as amended (the “FDI Act”), an insured depository institution may not pay any dividends if the institution is undercapitalized or if the payment of the dividend would cause the institution to become undercapitalized. In addition, the federal bank regulatory agencies have issued policy statements which provide that FDIC-insured depository institutions and their holding companies should generally pay dividends only out of their current operating earnings.

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

For a further discussion of restrictions on dividends, see the “Liquidity and dividends” section in the MD&A – Results of Operations section in the Annual Report and Note 20 of the Notes to Consolidated Financial Statements in the Annual Report, which are incorporated herein by reference. Further, BNY Mellon’s right to participate in the assets or earnings of a subsidiary is subject to the prior claims of creditors of the subsidiary.

Transactions with Affiliates and Insiders

Transactions between BNY Mellon’s bank subsidiaries, on the one hand, and BNY Mellon and its non-bank subsidiaries, on the other, are regulated by the Federal Reserve. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from the U.S. bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally do not apply to transactions between a U.S. bank subsidiary and its subsidiaries. In general, these restrictions require that any extensions of credit by a BNY Mellon bank subsidiary to BNY Mellon or to a BNY Mellon non-bank subsidiary must be secured by designated amounts of specified collateral and are limited, as to any one of BNY Mellon or such non-bank affiliates, to 10% of the lending bank’s capital stock and surplus, and, as to BNY Mellon and all such non-bank affiliates in the aggregate, to 20% of such lending bank’s capital stock and surplus.

The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, commencing in July 2012, the Dodd-Frank Act requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. Commencing in July 2012, Dodd-Frank also expands the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure (with the term “credit exposure” to be defined by the Federal Reserve under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

Deposit Insurance

Our U.S. banking subsidiaries, including The Bank of New York Mellon and BNY Mellon, N.A., accept deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000 for each right and capacity of the depositor. For noninterest-bearing transaction accounts there is temporary unlimited coverage through December 31, 2012. All funds held in noninterest-bearing transaction accounts are fully insured, without limit, and this coverage is separate from, and in addition to, the coverage provided to depositors for other accounts at The Bank of New

10 BNY Mellon

York Mellon and BNY Mellon, N.A. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency.

The FDIC’s Deposit Insurance Fund (the “DIF”) is funded by assessments on insured depository institutions. The FDIC required all insured depository institutions to prepay estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. Prior to the Dodd-Frank Act, assessments were determined based on the risk category of an institution and the amount of insured deposits that it held. The Dodd-Frank Act required the FDIC to amend its assessment regulation so that assessments are based on the average consolidated total assets less the average tangible equity of the insured depository institution during the assessment period instead of the amount of insured deposits an institution holds. The FDIC implemented the Dodd-Frank Act’s provisions by establishing separate assessment systems for small institutions, generally those with assets less than $10 billion, and for large institutions, those generally having $10 billion in assets or more. Both assessment systems use the new method for calculating the assessment base. For smaller institutions, assessments are determined based on the risk category of an institution and the assessment base. For larger institutions, such as The Bank of New York Mellon and BNY Mellon, N.A., assessments are determined based on CAMELS ratings and forward-looking financial measures to calculate the assessment rate, which is subject to adjustments by the FDIC, and the assessment base. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis, following notice-and-comment rulemaking if required.

The Dodd-Frank Act requires the FDIC to increase the reserve ratio for the DIF from 1.15 percent in order to reach a minimum of 1.35 percent of estimated insured deposits by September 30, 2020. The FDIC issued a final rule in December 2011 setting the increased reserve ratio at 2 percent. This increase may result in increased costs for our bank subsidiaries and BNY Mellon. The Dodd-Frank Act also eliminates the ceiling (1.5 percent of insured deposits) on the size of the DIF and makes the payment of dividends from the DIF by the FDIC discretionary.

Source of Strength and Liability of Affiliates

Federal Reserve policy historically has required BHCs to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. Such support may be required by the Federal Reserve at times when we might otherwise determine not to provide it. In addition, any loans by BNY Mellon to its bank subsidiaries would be subordinate in right of payment to depositors and to certain other indebtedness of its banks. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. In addition, in certain circumstances BNY Mellon’s insured depository institutions could be assessed for losses incurred by another BNY Mellon insured depository institution.

In the event of impairment of the capital stock of one of BNY Mellon’s national banks or The Bank of New York Mellon, BNY Mellon, as the banks’ stockholder, could be required to pay such deficiency.

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve and FDIC have jointly issued a final rule that requires certain organizations, including BHCs with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. BNY Mellon’s resolution plan must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements.

In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as The Bank of New York Mellon, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. The rule requires these insured institutions

BNY Mellon 11

to submit a resolution plan that will enable the FDIC, as receiver, to resolve the bank in a manner that ensures that depositors receive access to their insured deposits within one business day of the institution’s failure, maximizes the net-present-value return from the sale or disposition of its assets, and minimizes the amount of any loss to be realized by the institution’s creditors. The final rule also sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the strategies for achieving the least costly resolution, and analyses of the financial company’s organization, material entities, interconnections and interdependencies, and management information systems, among other elements.

The two resolution plan rules are complementary and we have commenced work on our initial resolution plans. We expect that our initial plans will be required to be submitted to the regulators by early in the fourth quarter of 2012.

Capital Requirements

As a BHC, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve. Our bank subsidiaries are subject to similar capital requirements, administered by the Federal Reserve in the case of The Bank of New York Mellon and by the OCC in the case of our national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association. These requirements are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

The risk-based capital guidelines currently applicable to BHCs are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The federal bank regulatory agencies have adopted risk-based capital guidelines for “core banks,” including BNY Mellon, based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in June 2004 and updated in November 2005. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require BHCs and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Additional information on the calculation of our Tier 1 capital, Total capital and risk-weighted assets is set forth in “Capital” in the MD&A – Results of Operations section in the Annual Report, and additional information on our capital requirements is set forth in “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report, which are incorporated herein by reference.

Basel I

Under the existing Basel I-based regulations, the risk-based capital ratio is determined by dividing the components of capital, described further below, by risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit). The regulatory capital rules state that voting common stockholders’ equity should be the predominant element within Tier 1 capital and that banking organizations should avoid over-reliance on non-common equity elements. Risk-adjusted assets are determined by classifying assets and certain off-balance sheet items into weighted categories. The required minimum ratio of “Total capital” (the sum of “Tier 1” and “Tier 2” capital) to risk-adjusted assets is currently 8%. The required minimum ratio of Tier 1 capital to risk-adjusted assets is 4%. The risk-based capital rules state that the capital requirements are minimum standards based primarily on broad credit-risk considerations and do not take into account the other types of risk a banking organization may be exposed to (e.g., interest rate, market, liquidity and operational risks). Even without further rulemaking, the Federal Reserve may, therefore, set higher capital requirements for categories of banks, or for an individual bank as situations warrant. For example, BHCs experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Other factors identified by the risk-based capital requirements as important in assessing an institution’s overall capital adequacy include concentration of credit risk and certain risks arising from non-traditional activities, including the management of those risks. At Dec. 31, 2011, BNY Mellon’s Basel I Tier 1 capital to risk-adjusted assets and Total capital to risk-adjusted assets ratios were 15.0% and 17.0%, respectively.

12 BNY Mellon

In addition, the risk-based capital guidelines incorporate a measure for market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. The market risk-based capital guidelines require banking organizations with large trading activities to maintain capital for market risk in an amount calculated by using the banking organizations’ own internal value-at-risk models, subject to parameters set by the regulators. In January 2011, certain of the federal banking agencies published proposed amendments to their market risk rules, known as “Basel II.5”, intended to conform the federal banking agencies’ market risk rules more closely to the Basel Committee’s international standards. In December 2011, in response to a Dodd-Frank requirement that the federal banking agencies remove references to credit ratings in their rules, the federal banking agencies published further proposed amendments to the market risk rules to implement that requirement. Those changes will result in increased capital requirements for market risk.

Basel II

The federal banking agencies are mandating the adoption of Basel II for “core” banks having either total consolidated assets of $250 billion or more or foreign exposures of $10 billion or more, such as BNY Mellon and its depository institution subsidiaries. The U.S. Basel II-based rules for “core” banks require those banks to apply Basel II’s Advanced Internal Ratings Based (“A-IRB”) approach for credit risk and Advanced Measurement Approach (“AMA”) for operational risk.

The U.S. Basel II final rule became effective on April 1, 2008. Under the final rule, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old regulations and new regulations. The U.S. Basel II rules originally provided that “core” banks would calculate their capital requirements only under the new Basel II-based requirements after completion of the three transitional floor periods. In the United States, we began the parallel run of calculations under both the old and new guidelines in the second quarter of 2010. Our capital models are currently with the Federal Reserve for their approval. In response to a Dodd-Frank requirement, the federal banking agencies have amended their capital rules to provide that minimum capital as required under the Basel I-based rules will act as a floor for minimum capital requirements calculated in accordance with the U.S. Basel II rules. Accordingly, the transition for “core” banks to calculations only under the Basel II-based requirements is being eliminated.

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

Basel III

The Basel III final capital framework, among other things:

•

specifies that Tier 1 capital consists of Tier 1 common equity and “Additional Tier 1 capital” instruments meeting specified requirements, defines Tier 1 common equity narrowly by requiring that most adjustments to regulatory capital measures be made to Tier 1 common equity and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on Jan. 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Tier 1 common equity ratio as that buffer is phased in, effectively resulting in a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 7%);

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

BNY Mellon 13

•

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to average balance sheet exposures plus certain average off-balance sheet exposures; and

•

under some circumstances, a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a Tier 1 common equity add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Tier 1 common equity to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

On July 19, 2011, the Basel Committee issued a consultative document setting forth proposals to apply a new Tier 1 common equity surcharge to certain global systemically important banks (“G-SIBs”), and on Nov. 4, 2011 the Basel committee issued final provisions substantially unchanged from the proposals. In its Proposed SIFI Rules (discussed in this section under “Regulatory Reforms”), the Federal Reserve indicated that it intends to propose, in a separate rulemaking, a Tier 1 common equity surcharge for G-SIBs based on the Basel Committee’s proposal. G-SIBs subject to the surcharge would be identified by application of a quantitative “indicator-based approach” comprised of five broad categories of indicators – cross-jurisdictional activity, size, interconnectedness, substitutability and complexity. Each G-SIB would initially be assigned to one of four “buckets”, with the capital surcharges for those buckets ranging from 1% to 2.5%. There would be an additional 3.5% bucket that would initially be empty but that could be applied to a G-SIB that increases materially its global systemic importance in the future, for example by increasing total assets. The G-SIB equity surcharge provisions, like the rest of Basel III and the Dodd-Frank Act provisions referenced above, are subject to interpretation and implementation by U.S. regulatory authorities. In a companion release on Nov. 4, 2011 addressing progress on a variety of financial regulatory reforms relating to global systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions that included BNY Mellon and indicated that it used the G-SIB surcharge methodology in creating the list.

The implementation of the Basel III final framework will commence Jan. 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% Tier 1 common equity to risk-weighted assets;

•	4.5% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to Tier 1 common equity. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from Tier 1 common equity to the extent that any one such category exceeds 10% of Tier 1 common equity or all such categories in the aggregate exceed 15% of Tier 1 common equity.

Implementation of the deductions and other adjustments to Tier 1 common equity will begin on Jan. 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on Jan. 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent Jan. 1, until it reaches 2.5% on Jan. 1, 2019).

The timing for the U.S. banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain. The release accompanying the Proposed SIFI Rules appears to indicate that rules implementing Basel III will be published for comment during the first quarter of 2012. The rules ultimately adopted and made applicable to us may be different from the Basel III final framework as published in December 2010.

Impact on BNY Mellon

Because the U.S. banking agencies’ rules implementing Basel III may differ from the Basel III final framework, we cannot be certain of the impact the new regulations will have on our capital ratios. At Dec. 31, 2011, our Basel III ratio of Tier 1 common equity to risk-weighted assets was 7.1%.

14 BNY Mellon

Leverage Requirement

Basel I and Basel II do not include a leverage requirement as an international standard. However, even though a leverage requirement has not been an international standard in the past, the federal banking agencies’ capital regulations do require BHCs and banks to comply with a minimum leverage ratio requirement (Basel III will impose a leverage requirement as an international standard). The Federal Reserve’s existing leverage ratio requirement for BHCs is that the BHC maintains a ratio of Tier 1 capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets. The rules require a minimum leverage ratio of 3% for BHCs that either have the highest supervisory rating or have implemented the Federal Reserve’s risk-adjusted measure for market risk. All other BHCs are required to maintain a minimum leverage ratio of 4%. Also, the rules indicate that the Federal Reserve will consider a “tangible Tier 1 leverage ratio” in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 capital (excluding intangibles) to total assets (excluding intangibles). At Dec. 31, 2011, our leverage ratio was 5.2% and the leverage ratio of The Bank of New York Mellon was 5.3%.

Liquidity Ratios under Basel III

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on Jan. 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by Jan. 1, 2018.

As discussed above in this section under “Regulatory Reforms”, the Proposed SIFI Rules address liquidity requirements for BHCs, including BNY Mellon, with $50 billion or more in total consolidated assets. In the release accompanying those rules, the Federal Reserve states a general intention to incorporate the Basel III liquidity framework for the BHCs covered by the Proposed SIFI Rules or a “subset” of those BHCs. Although the Proposed SIFI Rules do not include prescriptive ratios like the LCR and NSFR, they do include detailed liquidity-related requirements, including requirements for cash flow projections, liquidity stress testing (including, at a minimum, over time horizons that include an overnight time horizon, a 30-day time horizon, a 90-day time horizon and a one-year time horizon), and a requirement that covered BHCs maintain a liquidity buffer of unencumbered highly liquid assets sufficient to meet projected net cash outflows and the projected loss or impairment of existing funding sources for 30 days over a range of liquidity stress scenarios.

Prompt Corrective Action

The FDI Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly under-capitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk-based capital ratio of 10.0% or greater, a

BNY Mellon 15

Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. The FDI Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.

At Dec. 31, 2011, all of our bank subsidiaries were “well capitalized” based on the ratios and guidelines noted above. A bank’s capital category, however, is determined solely for the purpose of applying the prompt corrective action rules and may not be an accurate representation of the bank’s overall financial condition or prospects.

Insolvency of an Insured Depository Institution or a Bank Holding Company

If the FDIC is appointed as conservator or receiver for an insured depository institution such as The Bank of New York Mellon or BNY Mellon, N.A., upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor, including a newly formed “bridge” bank without the approval of the depository institution’s creditors;

•	to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or

•

to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of The Bank of New York Mellon or BNY Mellon, N.A., the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the bank.

The Dodd-Frank Act created a new resolution regime (known as “orderly liquidation authority”) for systemically important non-bank financial companies, including BHCs and their affiliates. Under the orderly liquidation authority, the FDIC may be appointed as receiver for the systemically important institution, and its failed non-bank subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system.

If the FDIC is appointed as receiver under the orderly liquidation authority, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the Dodd-Frank Act provisions, and not under the insolvency law that would otherwise apply. The powers of the receiver under the orderly liquidation authority were based on the powers of the FDIC as receiver for depository institutions under the FDI Act. However, the provisions governing the rights of creditors under the orderly liquidation authority were modified in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared to the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist as between these two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a “bridge” entity.

The orderly liquidation authority provisions of the Dodd-Frank Act became effective upon enactment. However, a number of rulemakings are required under the terms of Dodd-Frank, and a number of provisions of the new authority require clarification. The FDIC has completed its initial phase of rulemaking under the orderly liquidation authority, but additional rules are under consideration. These rules may affect the manner in which the new authority is applied, particularly with respect to broker-dealer and futures commission merchant subsidiaries of BHCs.

16 BNY Mellon

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

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, identifying new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The U.S. Treasury Department has proposed and, in some cases, issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as BNY Mellon’s bank, broker-dealer and investment adviser subsidiaries and mutual funds and private investment companies advised or sponsored by our subsidiaries. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition by a BHC of more than 5% of any class of the voting shares or all or substantially all of the assets of a commercial bank, savings and loan association or BHC. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 which requires U.S. banks to help serve the credit needs of their communities (including credit to low and moderate income individuals and geographies) and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by BNY Mellon may be subject to informal notice and approval by the Federal Reserve or other regulatory authorities.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Investment Management business competes with asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Investment Services business competes with domestic and foreign banks that offer institutional trust, custody products and cash management products, as well as a wide range of technologically capable service providers, such as data processing and shareholder service firms and other firms that rely on automated data transfer services for institutional and retail customers. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “Supervision and Regulation” section of this Form 10-K and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

BNY Mellon 17

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

Employees

At Dec. 31, 2011, BNY Mellon and its subsidiaries had approximately 48,700 employees.

Statistical Disclosures by Bank Holding Companies

The SEC’s disclosure rules relating to the MD&A require that the following statistical disclosures specified in the Securities Act of 1933 Industry Guide 3 and the Exchange Act Industry Guide 3 (together, “Guide 3”) be made in annual reports on Form 10-K filed by BHCs.

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

B.	Maturity Distribution and Yields of Investments; and,

C.	Aggregate Book Value and Market Value of Investments where Issuer Exceed 10% of Stockholders’ Equity

Information required by these sections of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Investment securities” sections in the MD&A – Results of Operations section and in Note 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

III.	Loan Portfolio

A.	Types of Loans and

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review – Loans” section in the MD&A – Results of Operations section and Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C. Risk Elements and

D. Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Cross-border risk”, “– Exposure in Ireland, Italy, Spain and Portugal” sections in the MD&A – Results of Operations section and Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

IV.	Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Critical accounting estimates – Allowance for loan losses and allowance for lending-related commitments” section in the MD&A – Results of Operations section, which portion is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented in the “Asset quality and allowance for credit losses”

18 BNY Mellon

section in the MD&A – Results of Operations section in the Annual Report, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report in the “Risk management – Credit risk” and “Critical accounting estimates” sections in the MD&A – Results of Operations section, Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V. Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Deposits” sections in the MD&A – Results of Operations section and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

Replacement Capital Covenant

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant (the “RCC”) in connection with the issuance by Mellon Financial of £200,050,000 aggregate principal amount of Mellon Financial’s 6.369% junior subordinated deferrable interest debt securities, due 2066 (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “Trust”) and the issuance by the Trust of £200,000,000 aggregate liquidation amount of the Trust’s 6.369% trust preferred securities (the “Preferred Securities”). Under this section entitled “Replacement Capital Covenant”, we refer to the Junior Subordinated Debt Securities and the

Preferred Securities collectively as the “Securities”. Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligations under the RCC.

BNY Mellon agreed in the RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt” in the RCC, that, on or before Sept. 5, 2056:

•	BNY Mellon and its subsidiaries will not repay, redeem or repurchase any of the Securities, with limited exceptions, unless:

•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to BHCs; and

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

The series of long-term indebtedness for borrowed money that is Covered Debt under the RCC as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered

BNY Mellon 19

Debt on the earliest to occur of (i) the date that is two years prior to the final maturity date of such series, (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date, and (iii) if such series meets the other eligibility requirements set forth in the RCC for Covered Debt but is not subordinated debt, then the date (if any) on which BNY Mellon issues a series of long-term indebtedness for money borrowed that meets the eligibility requirements of the RCC but is subordinated debt. The RCC includes provisions under which a new series of BNY Mellon’s long-term indebtedness for money borrowed will then be identified as and become the Covered Debt benefiting from the RCC.

The full text of the RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K filed on Sept. 20, 2006. The description of the RCC set forth above is qualified by reference to its full text.

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

•	BNY Mellon and its subsidiaries will not redeem or repurchase any of the 2007 Securities with limited exceptions, unless:

•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to BHCs; and

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

20 BNY Mellon

The full text of the 2007 RCC is available as Exhibit 99.1 to Mellon Financial’s current report on Form 8-K dated June 20, 2007. The description of the 2007 RCC set forth above is qualified by reference to its full text.

ITEM 1A. RISK FACTORS

Making or continuing an investment in securities issued by us, including our common stock, involves certain risks that you should carefully consider. The following discussion sets forth the most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below, or other of our reports filed with or furnished to the SEC, also could adversely affect our business, financial condition or results of operations. We cannot assure you that the risk factors described below or elsewhere in our reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-K. See “Forward-looking Statements.”

Market and Economic Risk—Uncertainties in financial markets and weakness in the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the domestic and global financial markets and the economy generally, both in the United States and elsewhere around the world. A variety of factors raise concern over the course and strength of the economic recovery, including depressed home prices and increasing foreclosures, volatile equity market values, high unemployment, governmental budget deficits (including, in the United States, at the federal, state and municipal level), contagion risk from possible default by other countries on sovereign debt, declining business and consumer confidence and the risk of increased inflation. The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect certain portions of our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events, some of which are discussed at greater length in separate risk factors:

•

The fees earned by our Investment Management business – that is, Asset Management and Wealth Management – and, accordingly, its profitability are higher as assets under management increase. Those fees are also impacted by the composition of the assets under management, with higher fees for some asset categories as compared to others. Uncertain and volatile capital markets could result in reductions in assets under management because of investors’ decisions to withdraw assets or from simple declines in the value of assets under management as markets decline. Uncertain and volatile financial markets may also result in changes in customer allocations of funds among money market, equity, fixed income or other investment alternatives. Those changes in allocation may be from higher fee investments to lower fee investments. For example, at Dec. 31, 2011, using the S&P 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1% and fully diluted earnings per common share by $0.03 to $0.05.

•	Uncertain and volatile capital markets, particularly declines, could reduce the value of our investments in equity and debt securities, including pension and other post-retirement plan assets.

•

Our ability to continue to operate certain commingled investment funds at a net asset value of $1.00 per unit and to allow unrestricted cash redemptions by investors in those commingled funds (or by investors in other funds managed by us which are invested in those commingled investment funds) may be adversely affected by depressed mark-to-market prices of the underlying portfolio securities held by such funds, or by material defaults on such securities or by the level of liquidity that could be achieved from the portfolio securities in such funds; and we may be faced with claims from investors and exposed to financial loss as a result of our operation of such funds.

•

Low interest rates may result in the voluntarily waiving of fees on certain money market mutual funds and related distribution fees by us and others in order to prevent clients’ yields on such funds from becoming uneconomic, which could have an adverse impact on our revenue and results of operations.

BNY Mellon 21

•

The process we use to estimate our projected credit losses and to ascertain the fair value of securities held by us is subject to uncertainty in that it requires use of statistical models and difficult, subjective and complex judgments, including forecasts of economic conditions and how these conditions might impair the ability of our borrowers and others to meet their obligations. In uncertain and volatile capital markets, our ability to estimate our projected credit losses may be impaired, which could adversely affect our overall profitability and results of operations.

•	Our ability to access the public capital markets on favorable terms or at all could be adversely affected by further disruptions in the markets.

Disruptions in European economies, or the failure or instability of any of our significant counterparties in Europe, many of whom are major financial institutions, could have an adverse effect on our business and results of operations.

The financial markets remain concerned about the ability of certain European countries, particularly Greece, Ireland and Portugal, but also others such as Spain and Italy, to finance their deficits and service growing debt burdens amidst difficult economic conditions. This loss of confidence has led to rescue measures for Greece, Ireland and Portugal by Eurozone countries and the International Monetary Fund as well as the European Central Bank’s intervention to stabilize Italian and Spanish bonds. The actions required to be taken by those countries as a condition to rescue packages, and by other countries to mitigate similar developments in their economies, have resulted in increased political discord within and among Eurozone countries. We are primarily exposed to disruptions in European markets in two principal areas – on our balance sheet, in certain interest-bearing deposits with banks, loans, trading assets and investment securities, as well as our Investment Management fee revenue relating to client investments in European assets. Additionally, continued disruptions in Europe could lead to increased client deposits and a larger balance sheet, which could adversely impact our leverage ratio.

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

Continued market volatility may adversely impact our business, financial condition and results of operations and our ability to manage risk.

The capital and credit markets experienced unprecedented volatility and disruption during the 2008 financial crisis. Under these extreme conditions, our hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under less volatile market conditions. Further market volatility could produce downward pressure on our stock price and credit availability without regard to our underlying financial strength. The broad decline in stock prices throughout the financial services industry, which has also affected our common stock, could require further goodwill impairment testing. A substantial goodwill impairment charge would not have a significant impact on our financial condition, but would have an adverse impact on our results of operations. For a discussion of goodwill, see “Critical accounting estimates – Goodwill and other intangibles” in the MD&A – Results of Operations section in the Annual Report. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to reoccur. For a discussion of risk, see “Risk management” in the MD&A – Results of Operations section in the Annual Report. If markets experience further upheavals, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to manage risk and on our business, financial condition and results of operations.

22 BNY Mellon

We may experience further write-downs of financial instruments that we own and other losses related to volatile and illiquid market conditions, reducing our earnings.

We maintain an investment securities portfolio of various holdings, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes U.S. Treasury and agency securities, non-agency U.S. and non-U.S. residential mortgage-backed securities, sovereign debt, commercial mortgage-backed securities, municipal securities, foreign covered bonds, FDIC-insured debt, collateralized loan obligations and credit cards, the values of which are subject to market price volatility to the extent unhedged. This volatility affects the amount of our capital. In addition, if such investments suffer credit losses, as we experienced with some of our investments in 2009, we may recognize in earnings the credit losses as an other-than-temporary impairment which could impact our revenue in the quarter in which we recognize the losses. For example, net securities losses totaled $4.8 billion in the third quarter of 2009, primarily as a result of a charge related to restructuring the investment securities portfolio, which resulted in negative earnings per share that quarter. The losses in 2009 reflected both credit- and non-credit-related losses on our investment securities portfolio. We could experience losses related to our investment securities portfolio in the future, which could ultimately adversely affect our results of operations and capital levels. For information regarding our investment securities portfolio, refer to “Consolidated balance sheet review – Investment securities” and for information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the “Risk management – Market risk” sections both of which are in the MD&A – Results of Operations section in the Annual Report and Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

Reputational, Legal and Regulatory Risk—Our business may be negatively affected by adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally.

We are subject to reputational, legal and regulatory risk in the ordinary course of our business.

The 2008 financial crisis and current political and public sentiment regarding financial institutions have resulted in a significant amount of adverse media coverage of financial institutions. Harm to our reputation can result from numerous sources, including adverse publicity arising from events in the financial markets, our perceived failure to comply with legal and regulatory requirements, the purported actions of our employees or alleged financial reporting irregularities involving ourselves or other large and well-known companies. Additionally, a failure to deliver appropriate standards of service and quality or a failure to appropriately describe our products and services can result in customer dissatisfaction, lost revenue, higher operating costs and litigation. Actions by the financial services industry generally or by other members of or individuals in the financial services industry can also negatively impact our reputation. For example, public perception that some consumers may have been treated unfairly by financial institutions has damaged the reputation of the financial services industry as a whole. Should any of these or other events or factors that can undermine our reputation occur, there is no assurance that the additional costs and expenses that we may need to incur to address the issues giving rise to the reputational harm would not adversely affect our earnings and results of operations.

We are also the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies in the United States and abroad, as well as the Department of Justice and state attorneys general. Responding to such investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines or penalties, which could have a material adverse effect on our financial condition or results of operations. Additionally, the outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last several years. Any or all of these risks could result in increased regulatory supervision and affect our ability to attract and retain customers or maintain access to the capital markets. Adverse publicity, governmental scrutiny and legal proceedings can also adversely impact the morale and performance of our employees. See “Legal proceedings” in Note 24 of the Notes to the Consolidated Financial Statements in the Annual Report.

BNY Mellon 23

We are subject to extensive government regulation and supervision, including regulation and supervision in non-U.S. jurisdictions, which may limit our ability to pay dividends or make other capital distributions and violations of which could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment, and are subject to a comprehensive statutory and regulatory regime as well as oversight by governmental agencies. In light of the current conditions in the global financial markets and economy, the Obama Administration, Congress and regulators have increased their focus on the regulation of the financial services industry. New or modified regulations and related regulatory guidance, including under Basel III and the Dodd-Frank Act, may have unforeseen or unintended adverse effects on the financial services industry. We are required to submit to the Federal Reserve an annual capital plan outlining our planned capital actions for the following year. Our ability to take capital actions, including our ability to make acquisitions, declare dividends or repurchase our common stock is subject to Federal Reserve approval, which is dependent on our successful demonstration that such actions would not adversely affect our regulatory capital position in the event of a stressed market environment. For example, any increase in quarterly dividends not contemplated in the annual capital plan will also require Federal Reserve approval. The Federal Reserve’s current guidance provides that, for large BHCs like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny. In addition, the implementation of certain regulations with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those who may not be subject to the same regulatory requirements, which could put further pressure on the price of our common stock.

Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. Although we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. If violations do occur, they could damage our reputation and increase our legal and compliance costs, and ultimately adversely impact our results of operations. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, our business may also be adversely affected by future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement. See “Supervision and Regulation” in this Form 10-K.

Some of the governmental authorities which may assert jurisdictional regulatory authority over us are located in and operate under jurisdictions outside the United States. Such jurisdictions may utilize legal principles and systems that differ from those encountered in the United States. For example, on various dates from 2004 to 2011, BNY Mellon subsidiary Pershing LLC was named as a defendant in more than 100 lawsuits filed in Germany by plaintiffs who are investors with accounts at German broker-dealers. See “Legal proceedings” in Note 24 of the Notes to the Consolidated Financial Statements in the Annual Report. Among other things, litigation in foreign jurisdictions may be decided more quickly than in the United States, trials may not involve testimony of witnesses who are in the courtroom and subject to cross-examination, and trials may be based solely on submission of written materials. These factors can make issues of regulatory compliance and legal proceedings more difficult to assess and therefore we may not be able to estimate potential exposure for a matter.

Recent legislative and regulatory actions may have an adverse effect on our operations.

In July 2010, President Obama signed into law the Dodd-Frank Act. This law broadly affects the financial services industry, particularly those entities considered to be “systemically important”, such as BHCs with assets of over $50 billion, including BNY Mellon, by establishing a framework for systemic risk oversight, creating a liquidation authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and numerous other provisions aimed at strengthening the sound operation of the financial services sector. Further, in July 2011, the Basel Committee issued a consultative document setting forth proposals to apply a new Tier 1 common equity surcharge to certain G-SIBs, and in November, the Financial Stability Board indicated that BNY Mellon is one of the 29 G-SIBs subject to this surcharge. Additionally, in its Proposed SIFI Rules, the Federal Reserve indicated that it intends to propose, in a separate rulemaking, a Tier 1 common equity surcharge for G-SIBs based on the Basel Committee’s proposal.

24 BNY Mellon

Among numerous other provisions of recent legislative and regulatory changes that could have an effect on BNY Mellon are:

•	the Basel Committee’s heightened capital and liquidity requirements;

•

the potential requirement to register as a “municipal advisor”. Depending upon the SEC’s final interpretation of the statutory requirement, BNY Mellon and a large number of employees located throughout the country may be required to register as a municipal adviser, which would impose increased costs and burdens on, and changes to, our business and may necessitate a re-evaluation of the affected services;

•	the required registration of swap dealers and associated compliance duties, reporting and record-keeping with respect to swaps and clearing and execution obligations, among other duties; and

•	various features of the “Volcker Rule” element of the Dodd-Frank Act, including:

o	establishment of a costly heightened compliance regime;

o	the need to liquidate investments in certain funds at an accelerated pace at unfavorable pricing; and

o	preclusion from launching new funds to meet customer demand, and the competitive disadvantage vis-à-vis other managers not subject to the Volcker Rule.

U.S. regulatory agencies – banking, securities and commodities – are steadily publishing notices of proposed regulations required by the Dodd-Frank Act, and new bodies created by Dodd-Frank (including the FSOC and the CFPB) are commencing operations. The related findings of various regulatory and commission studies, the interpretations issued as part of the rulemaking process and the final regulations that are issued with respect to various elements of the new law may cause changes that impact the profitability of our business activities and require that we change certain of our business practices and plans, including those relating to cross-selling our products and services. These changes could also expose us to additional regulatory costs and require us to invest significant management attention and resources to make any necessary changes, all of which could impact our profitability. See “Supervision and Regulation” in this Form 10-K for additional information regarding the potential impact of the Dodd-Frank Act on our business.

Interest Rate Environment—Low or volatile interest rates could have a material adverse effect on our profitability.

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

The global market crisis has triggered a series of cuts in interest rates. During fiscal 2010 and 2011, the Federal Open Market Committee kept the target federal funds rate between 0% and 0.25%. The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues. It has also resulted in the voluntary waiving of fees on certain money market mutual funds and related distribution fees by us and others in order to prevent the yields on such funds from becoming uneconomic, which has an adverse impact on our revenue and results of operations.

Changes in interest rates could affect the interest earned on assets differently than interest paid on liabilities. A rising interest rate environment may result in our earning a larger net interest spread. Conversely, a falling interest rate environment may result in our earning a smaller net interest spread. If we are unable to effectively manage our interest rate risk, it could have a material adverse effect on our profitability. Further rapid increases in interest rates could also trigger one or more of the following additional effects, which could impact our business, results of operations and financial condition:

•

changes in net interest revenue depending on our balance sheet position at the time of change. See discussion under “Asset/liability management” in the MD&A – Results of Operations section in the Annual Report;

•	an increased number of delinquencies, bankruptcies or defaults and more nonperforming assets and net charge-offs as a result of abrupt increases in interest rates;

BNY Mellon 25

•	a decline in the value of our fixed-income investment portfolio as a result of increasing interest rates; and

•	increased borrowing costs.

A more detailed discussion of the interest rate and market risks we face is contained in the “Risk management” section in the MD&A – Results of Operations in the Annual Report.

Deposit Insurance—Deposit insurance premiums may continue to increase, which could increase our costs.

During 2009 and 2010, due to a higher level of bank failures, the FDIC increased recurring deposit insurance premiums, imposed a special assessment on insured financial institutions, and required insured financial institutions to prepay three years of deposit premiums, which increased our costs. Due to the continuing volume of bank failures, it is possible that a continued high level of funding will be required from insured financial institutions, such as The Bank of New York Mellon and BNY Mellon, N.A. Additionally, the failure by BNY Mellon’s bank subsidiaries to maintain its “well capitalized” status could also lead to higher FDIC assessments.

Competition—We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability.

Many businesses in which we operate are intensely competitive around the world. Competitors include other banks, trading firms, broker dealers, investment banks, asset managers, insurance companies and a variety of other financial services and advisory companies whose products and services span the local, national and global markets in which we conduct operations. In addition, technological advances and the growth of internet-based commerce have made it possible for other types of institutions, such as outsourcing companies and data processing companies, to offer a variety of products and services competitive with certain areas of our business. Increased competition in any one or all of these areas may require us to make additional capital investments in our businesses in order to remain competitive.

Furthermore, pricing pressures, as a result of the ability of competitors to offer comparable or improved products or services at a lower price and customer pricing reviews, may result in a reduction in the price we can charge for our products and services, which would likely negatively affect our ability to maintain or increase our profitability.

Recently enacted and proposed legislation and regulation may impact our ability to conduct certain of our businesses in a cost-effective manner or at all, including legislation relating to restrictions on the types of activities in which financial institutions are permitted to engage, such as seed capital investing. This legislation and other regulations may not apply to all of our competitors, which could adversely impact our ability to compete effectively. A decline in our competitive position could adversely affect our ability to maintain or increase our profitability and could impact our ability to attract and retain talent.

Dependence on fee-based business—We are dependent on fee-based business for a substantial majority of our revenue and our fee-based revenues could be adversely affected by a slowing in capital market activity, weak financial markets or negative trends in savings rates or in individual investment preferences.

Our principal operational focus is on fee-based business, which is distinct from commercial banking institutions that earn most of their revenues from loans and other traditional interest-generating products and services. We have redeployed our assets away from traditional retail banking to concentrate our resources further on fee-based businesses, such as investment management, custody, corporate trust, depositary receipts, clearing, collateral management and treasury services.

Fees for many of our products and services are based on the volume of transactions processed, the market value of assets managed and administered, securities lending volume and spreads, and fees for other services rendered. Corporate actions, cross-border investing, global mergers and acquisitions activity, new debt and equity issuances, and secondary trading volumes all affect the level of our revenues. If the volumes of these activities decrease, our revenues will also decrease, which would negatively impact our results of operations.

Asset-based fees are typically determined on a sliding scale so that, as the value of a client portfolio grows, we receive a smaller percentage of the increasing value as fee income. This is particularly important to our asset management, global funds services and global custody businesses. Weak financial markets could result in reduced market

26 BNY Mellon

values in some of the assets that we manage and administer and result in a corresponding decrease in the amount of fees we receive and therefore would have an adverse effect on our results of operations. Similarly, significant declines in the volume of capital markets activity would reduce the number of transactions we process and the amount of securities lending we do and therefore would also have an adverse effect on our results of operations.

Our business generally benefits when individuals invest their savings in mutual funds and other collective funds, in defined benefit plans, unit investment trusts or exchange traded funds. If there is a decline in the savings rates of individuals, or if there is a change in investment preferences that leads to less investment in mutual funds, other collective funds, defined benefit plans or defined contribution plans, our revenues could be adversely affected.

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

We provide custody, accounting, daily pricing and administration, master trust and master custody, investment management, trustee and recordkeeping, foreign exchange, securities lending, securities execution and clearance, correspondent clearing, cash management, trading and information services to clients worldwide. Assets under custody and assets under management are held by us in a custodial or fiduciary capacity and are not included in our assets. If we fail to perform these services in a manner consistent with our fiduciary, custodial and other obligations, existing and potential clients may lose confidence in our ability to properly perform these services and our business may be adversely affected. In addition, any such failure may result in contingent liabilities that could have an adverse effect on our financial condition or losses that could have an adverse effect on our results of operations.

From time to time our internal strategies and forecasts may assume a growing client base and increasing client usage of our services. A decline in the pace at which we attract new clients and a decline in the pace at which existing and new clients use additional services and assign additional assets to us for management or custody would adversely affect our future results of operations. A decline in the rate at which our clients outsource functions would also adversely affect our results of operations.

Integration of Acquisitions—Our failure to successfully integrate strategic acquisitions could have a material adverse effect on our business, results of operations and financial condition.

From time to time, to achieve our strategic objectives, we have acquired or invested in other companies or businesses, and may do so in the future. For example, on July 1, 2010, we acquired Global Investment Servicing (“GIS”), which provides a comprehensive suite of products that includes subaccounting, fund accounting/administration, custody, managed account services and alternative investment services. We are in the process of integrating GIS and other businesses that we have acquired, but each of these acquisitions poses integration challenges, including successfully retaining and assimilating clients and key employees, capitalizing on certain revenue synergies, integrating the acquired company’s accounting management information, internal controls and other administrative systems and technology. We may be required to spend a significant amount of time and resources to integrate these acquisitions and the anticipated benefits may take longer to achieve than projected. Moreover, to the extent we enter into an agreement to buy or sell an entity, there can be no guarantee that the transaction will close when anticipated, or at all. In particular, in certain instances we must seek regulatory approvals before we can acquire another organization, which can delay or disrupt such acquisitions. If we fail to successfully integrate strategic acquisitions on a timely basis or in a cost-

BNY Mellon 27

effective manner, we may not meet our expectations regarding the profitability of such acquisitions, which could have an adverse impact on our business, financial condition and results of operations.

Counterparty Risk—The failure or instability of any of our significant counterparties, many of whom are major financial institutions, and our assumption of credit and counterparty risk, could expose us to loss and adversely affect our business.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, particularly with other financial institutions, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have in the past led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions in the future. For example, as a result of our membership in several industry clearing or settlement exchanges, we may be required to guarantee obligations and liabilities or provide financial support in the event that other members do not honor their obligations or default. These obligations may be limited to members who dealt with the defaulting member or to the amount (or a multiple of the amount) of our contribution to a member’s guarantee fund, or, in a few cases, the obligation may be unlimited. The consolidation of financial service firms and the failures of other financial institutions have increased the concentration of our counterparty risk. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. In addition, disputes with counterparties as to the valuation of collateral significantly increase in times of market stress and illiquidity.

The degree of client demand for short-term credit also tends to increase during periods of market turbulence, exposing us to further counterparty-related risks. For example, investors in collective investment vehicles for which we act as custodian may engage in significant redemption activity due to adverse market or economic news that was not anticipated by the fund’s manager. Our relationship with our clients, the nature of the settlement process and our systems may result in our extension of short-term credit in such circumstances. For some types of clients, we provide credit to allow them to leverage their portfolios, which may expose us to potential loss if the client experiences credit difficulties. In addition to our exposure to financial institutions, we are from time to time exposed to concentrated credit risk at the industry or country level, potentially exposing us to a single market or political event or a correlated set of events. As a consequence, we may incur a loss in relation to one entity or product even though our exposure to one of its affiliates or across product types is over-collateralized. Moreover, not all of our counterparty exposure is secured and, when our exposure is secured, the realizable market value of the collateral may have declined by the time we exercise rights against that collateral. This risk may be particularly acute if we are required to sell the collateral into an illiquid or temporarily impaired market.

We act as agent for securities lending arrangements between customers and financial counterparties, including broker-dealers, wherein securities are sourced from our customers versus cash or securities posted by such financial counterparties. We invest the proceeds from such securities lending transactions pursuant to certain instructions or guidelines from customers. In certain cases, we agree to indemnify our customers against defaults on the securities lending agreements and may have to buy-in the securities with the cash collateral or the proceeds from the liquidation of the collateral. In those instances, we, rather than our customers, are exposed to the risks of the defaulting counterparty on the securities lending transaction.

Although our overall business is subject to these interdependencies, several of our business units are particularly sensitive to them, including our currency and other trading activities, our securities lending business and our investment management business. There is no assurance that any such losses would not materially and adversely affect our results of operations.

28 BNY Mellon

Credit Ratings—Any material reduction in our credit ratings or the credit ratings of our subsidiaries, The Bank of New York Mellon or BNY Mellon, N.A., could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition.

Our debt and trust preferred securities and the debt and deposits of our subsidiaries, The Bank of New York Mellon and BNY Mellon, N.A., are currently rated investment grade by the major rating agencies. These rating agencies regularly evaluate us and our rated subsidiaries and their outlook on us and our rated subsidiaries. Their credit ratings are based on a number of factors, including our financial strength, as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In addition, rating agencies employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to rating agency models, general economic conditions, or other circumstances outside of our control could impact a rating agency’s judgment of the rating or outlook it assigns us or our rated subsidiaries. In view of the difficulties experienced in recent years by many financial institutions, we believe that the rating agencies may heighten their level of scrutiny, may increase the frequency and scope of their credit reviews, may request additional information, and may adjust upward the capital and other requirements employed in their models for maintenance of rating levels. For example, in November 2011, S&P revised its ratings methodology for banks, which resulted in a downgrade of the debt ratings of BNY Mellon and our rated subsidiaries. Similarly in December 2011, Moody’s placed the long-term ratings of BNY Mellon and its rated subsidiaries on review for possible downgrade and indicated that it would review BNY Mellon’s risk profile, capital plans and earnings prospects in light of an operating environment characterized by lower interest rates, greater capital markets volatility and heightened litigation risks.

Moreover, Moody’s has indicated that regulatory changes in the Dodd-Frank Act could result in lower debt and deposit ratings for U.S. banks and other financial institutions, including us, whose ratings currently benefit from assumed government support. Currently, our ratings benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit from two notches of “lift” as a result of the rating agency’s government support assumptions. Moody’s continues to evaluate whether to reduce its support assumptions to below pre-financial crisis levels for banks that currently benefit from ratings uplift. In this context, in June 2011, the rating outlook on the deposit, senior debt, and senior subordinated debt ratings of BNY Mellon and its rated subsidiaries changed to negative from stable. Similarly, in November 2011, S&P’s outlook on the debt ratings of BNY Mellon and its rated subsidiaries changed to negative from stable, reflecting S&P’s outlook on the U.S. government rating and its assumption that our ratings enjoy one notch of “uplift” from assumed government support. There can be no assurance that we or our rated subsidiaries will maintain our respective credit ratings or outlook on our securities.

A material reduction in our credit ratings or the credit ratings of our rated subsidiaries could have a material adverse effect on our access to credit markets, the related cost of funding, our credit spreads, our liquidity and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical.

A material reduction in our credit ratings or the credit ratings of The Bank of New York Mellon or BNY Mellon, N.A. could affect the cost of, and other terms upon which we are able to obtain, funding and borrowing. Our credit spreads, which is the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay our debt investors, may be impacted by our credit ratings and market perceptions of our creditworthiness. In addition, in connection with certain over-the-counter derivatives contracts and other trading agreements, counterparties may require us to provide additional collateral or to terminate these contracts and agreements and collateral financing arrangements in the event of a material credit ratings downgrade below certain ratings levels. Termination of these contracts and agreements could impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. An increase in the costs of our funding and borrowing, or an impairment of our liquidity, could have a material adverse effect on our results of operations and financial condition. We cannot predict what actions rating agencies may take, or what actions we may be required to take in response to the actions of rating agencies, which may adversely affect us.

BNY Mellon 29

Supervisory Standards—Failure to satisfy regulatory standards, including “well-capitalized” and “well-managed” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition.

Under regulatory capital adequacy guidelines and other regulatory requirements, BNY Mellon and our subsidiary banks and broker-dealers must meet guidelines that include quantitative measures of assets, liabilities and certain off-balance sheet items, subject to qualitative judgments by regulators about components, risk weightings and other factors. As discussed under “Supervision and Regulation” in this Form 10-K, BNY Mellon is regulated as a BHC and an FHC. Our ability to maintain our status as an FHC is dependent upon a number of factors, including our U.S. depository institution subsidiaries qualifying on an ongoing basis as “well capitalized” and “well managed” under the banking agencies’ prompt corrective action regulations and upon BNY Mellon qualifying on an ongoing basis as “well capitalized” and “well managed” under applicable Federal Reserve regulations. Failure by BNY Mellon or one of our U.S. bank subsidiaries to qualify as “well capitalized” and “well managed”, if unremedied over a period of time, would cause us to lose our status as an FHC and could affect the confidence of clients in us, thus also compromising our competitive position. Additionally, an FHC that does not continue to meet all the requirements for FHC status could lose the ability to undertake new activities or make acquisitions that are not generally permissible for BHCs without FHC status or to continue such activities. During periods of market uncertainty, custody customers may choose to hold cash balances instead of securities, with those cash balances customarily invested in deposits of our bank subsidiaries. Such inflows of cash deposits could adversely impact our leverage ratio. As a BHC, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve. Our bank subsidiaries are subject to similar capital requirements, administered by the Federal Reserve in the case of The Bank of New York Mellon and by the OCC in the case of our national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association. Failure by BNY Mellon or one of our U.S. bank subsidiaries to maintain its status as “adequately capitalized” would lead to regulatory sanctions and limitations and could lead the federal banking agencies to take “prompt corrective action”. Furthermore, failure by one of our bank subsidiaries to maintain its status as “well capitalized” could lead to higher FDIC assessments. If our company, our subsidiary banks, or broker-dealers failed to meet these minimum capital guidelines and other regulatory requirements, we may not be able to deploy capital in the operation of our business or distribute capital to stockholders, which may adversely affect our business. The capital requirements applicable to us as well as to our subsidiary banks are in the process of being substantially revised, in connection with Basel III and the requirements of the Dodd-Frank Act and BNY Mellon and our subsidiary banks will be required to satisfy additional, more stringent, capital adequacy standards. We cannot fully predict the final form of, or the effects of, these regulations. See “Supervision and Regulation” in this Form 10-K and the “Liquidity and dividends” and “Capital – Capital adequacy” sections in the MD&A – Results of Operations section and the “Recent Accounting and Regulatory Developments” section in the MD&A section in the Annual Report.

Access to Capital Markets—If our ability to access the capital markets is diminished, our liquidity, financial condition and results of operations may be adversely affected.

Our business is dependent in part on our ability to access successfully the capital markets on a regular basis. We rely on access to both short-term money markets and long-term capital markets as significant sources of liquidity to the extent liquidity requirements are not satisfied by the cash flow from our consolidated operations. Events or circumstances, such as market disruptions or loss of confidence of debt purchasers or counterparties in us or in the funds markets, could limit our access to capital markets, increase our cost of borrowing, adversely affect our liquidity, or impair our ability to execute our business plan. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity, regulatory authorities take significant action against us, or we discover significant employee misconduct or illegal activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations.

30 BNY Mellon

Monetary and Other Governmental Policies—Change or uncertainty in monetary and other governmental policies may impact our profitability and ability to compete.

The monetary, tax and other policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. For example, the Federal Reserve regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest margin. The actions of the Federal Reserve also can materially affect the value of financial instruments we hold, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Due to current market conditions, we anticipate that tax and other government policies will become more rigorous. Heightened regulatory scrutiny and increased sanctions, changes or potential changes in domestic and international legislation and regulation as well as domestic or international regulatory investigations impose compliance, legal, review and response costs that may impact our profitability and may allow additional competition, facilitate consolidation of competitors, or attract new competitors into our businesses. The cost of geographically diversifying and maintaining our facilities to comply with regulatory mandates necessarily results in additional costs. Our business and earnings are also affected by the fiscal or other policies that are adopted by various U.S. regulatory authorities, non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict and we cannot determine the ultimate effect that any such changes would have upon our financial condition or operations. See “Supervision and Regulation” in this Form 10-K.

Operational Risk—Our business may be adversely affected by operational risk.

We are exposed to operational risk as a result of conducting various fee-based services including certain securities servicing, global payment services, private banking and asset management services. Examples of operational risk include: the risk of loss resulting from errors related to transaction processing, breaches of the internal control system and compliance requirements, fraud by employees or persons outside BNY Mellon, business interruption due to system failures, natural disasters or other unforeseeable events, or other risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may also include breaches of our technology and information systems resulting from unauthorized access to confidential information or from internal or external threats, such as cyber attacks. Operational risk also includes potential legal or regulatory actions that could arise as a result of noncompliance with applicable laws, regulatory requirements or contracts which could have an adverse effect on our reputation. We regularly assess and monitor operational risk in our business and provide for disaster and business recovery planning, including geographical diversification of our facilities; however, the occurrence of various events, including unforeseeable and unpreventable events such as systems failures or natural disasters, could damage our physical facilities or our computer systems or software, cause delay or disruptions to operational functions, impair our clients, vendors and counterparties and ultimately negatively impact our results of operations due to potentially higher expenses and lower revenues. For a discussion of operational risk see “Risk management – Operational risk” in the MD&A – Results of Operations section in the Annual Report.

A failure or circumvention of our controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

BNY Mellon 31

If our information systems experience a disruption or breach in security that results in a loss of confidential client information or impacts our ability to provide services to our clients, our business and results of operations may be adversely affected.

We rely heavily on communications and information systems to conduct our business. The security of our computer systems, software and networks, and those functions that we may outsource, may be vulnerable to breaches, hacker attacks, unauthorized access and misuse, computer viruses and other cybersecurity risks and events that could result in failures or disruptions in our business, customer relationship management, general ledger, deposit and loan systems. Our businesses that rely heavily on technology, such as our Investment Services business, are particularly vulnerable to security breaches and technology disruptions. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential information, including employees and customers, as well as hackers. A breach of security that results in the loss of confidential client information may require us to reimburse clients for data and credit monitoring efforts and would be costly and time-consuming, and may negatively impact our results of operations and reputation. Additionally, security breaches or disruptions of our information system could impact our ability to provide services to our clients, which could expose us to liability for damages, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. In addition, the failure to upgrade or maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from information systems security risks. For a discussion of operational risk, see “Risk management – Operational risk” in the MD&A – Results of Operations section in the Annual Report.

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

32 BNY Mellon

Global Operations—We are subject to political, economic, legal, operational and other risks that are inherent in operating globally and which may materially adversely affect our business.

In conducting our business and maintaining and supporting our global operations, we are subject to risks of loss from the outbreak of hostilities and various unfavorable political, economic, legal or other developments, including social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, price controls, capital controls, exchange controls, and changes in laws and regulations. Our international businesses are regulated in the jurisdictions in which they are located or operate. These regulations may apply heightened scrutiny to non-domestic companies, which can reduce our flexibility as to intercompany transactions, investments and other aspects of business operations and adversely affect our liquidity, profitability and regulatory capital. The failure of our systems of internal control to properly mitigate such risks, or of its operating infrastructure to support such international activities, could result in operational failures and regulatory fines or sanctions, which could cause our earnings or stock price to decline. Further, our businesses and operations from time to time enter into new regions throughout the world, including emerging markets. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. Crime, corruption, war or military actions, and a lack of an established legal and regulatory framework are additional challenges in certain emerging markets. Revenue from international operations and trading in non-U.S. securities and other obligations may be subject to negative fluctuations as a result of the above considerations. The possible effects of any of these conditions may adversely affect our business and increase volatility in global financial markets generally.

Acts of Terrorism and Global Conflicts—Acts of terrorism and global conflicts may have a negative impact on our business and operations.

Acts of terrorism and global conflicts could have a significant impact on our business and operations. While we have in place business continuity and disaster recovery plans, acts of terrorism and global conflicts could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm or cause travel limitations on our employees, and have a similar impact on our clients, suppliers and counterparties. Acts of terrorism and global conflicts could also negatively impact the purchase of our products and services to the extent that those acts or conflicts result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. War, terror attacks, political unrest, global conflicts, the national and global efforts to combat terrorism and other potential military activities and outbreaks of hostilities have affected and may further negatively impact economic growth, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

New Business—New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. As we develop new lines of business or new products or services, our revenues and costs may fluctuate because generally new businesses require start-up expenses but take time for revenues to develop. As a result of the uncertainties associated with the entry into new businesses, our business may be adversely impacted.

Attraction and Retention of Employees—Our business may be adversely affected if we are unable to attract and retain employees.

Our success depends, in large part, on our ability to attract new employees, retain and motivate our existing employees, and continue to compensate our employees competitively amid intense public and regulatory scrutiny of the compensation practices of large financial institutions. Competition for the best employees in most activities in which we engage can be intense, and there can be no assurance that we

BNY Mellon 33

will be successful in our efforts to recruit and retain key personnel. Factors that affect our ability to attract and retain key employees include our compensation and benefits programs and our reputation for rewarding and promoting qualified employees. Our ability to attract and retain key executives and other employees may be hindered as a result of regulations applicable to incentive compensation and other aspects of our compensation programs promulgated by the Federal Reserve and other regulators in the United States and worldwide, regulations on incentive compensation to be promulgated by various U.S. regulators pursuant to the Dodd-Frank Act and other existing and potential regulations. These regulations, which include and are expected to include mandatory deferral and clawback requirements, do not and will not apply to some of our competitors and to other institutions with which we compete for talent. Our ability to recruit and retain key talent may be adversely affected by these regulations.

Tax Laws and Regulations—Tax law changes or challenges to our tax positions with respect to historical transactions may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

In the course of our business, we receive inquiries from both U.S. and non-U.S. tax authorities on the amount of taxes we owe, such as those matters discussed in Notes 13 and 24 of the Notes to Consolidated Financial Statements in the Annual Report. If we are not successful in defending these inquiries, we may be required to adjust the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions, all of which can require a greater provision for taxes or otherwise negatively affect earnings. Probabilities and outcomes are reviewed as events unfold, and adjustments to the reserves are made when necessary, but the reserves may prove inadequate because we cannot necessarily accurately predict the outcome of any challenge, settlement or litigation or to what extent it will negatively affect us or our business. In addition, changes in tax legislation or the interpretation of existing tax laws worldwide could have a material impact on our net income.

Accounting Principles—Changes in accounting standards could have a material impact on our financial statements.

From time to time, the Financial Accounting Standards Board, the International Accounting Standards Board, the SEC and bank regulators change the financial accounting and reporting standards governing the preparation of our financial statements such as the potential adoption of International Financial Reporting Standards. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. See “Recent Accounting and Regulatory Developments” in the MD&A section in the Annual Report. These changes are difficult to predict and can materially impact how we record and report our financial condition and results of operations and other financial data.

Credit Reserves—We could incur income statement charges if our reserves for credit losses, including loan reserves, are inadequate.

We have credit exposure to residential mortgages, the financial, airline and automotive industries, monoline financial guaranty insurers and many other industries. We cannot provide any assurance as to whether charge-offs related to these sectors or to different credit risks may occur in the future. Though credit risk is inherent in lending activities, our revenues and profitability are adversely affected when our borrowers default in whole or in part on their loan obligations to us. We rely on statistical models and our business experience to estimate future defaults, which we use to create loan loss reserves against our loan portfolio. In addition, current market developments may increase default and delinquency rates, which may impact our charge-offs. We cannot provide any assurance that these reserves, based on management estimates, will not be required to be augmented due to an unexpectedly high level of defaults. If reserves for credit losses are not sufficient, we would be required to record a larger credit loss reserve against current earnings.

Holding Company Risks—We are a non-operating holding company, and as a result, are dependent on dividends from our subsidiaries, including our subsidiary banks, to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our stockholders.

We are a non-operating holding company, whose principal assets and sources of income are our principal bank subsidiaries – The Bank of New York Mellon and BNY Mellon, N.A. – and our other subsidiaries. We are a legal entity separate and distinct from our banks and other subsidiaries and, therefore, we rely primarily on dividends and

34 BNY Mellon

interest from these banking and other subsidiaries to meet our obligations, including our obligations with respect to our debt securities, and to provide funds for payment of dividends to our stockholders, to the extent declared by our Board of Directors. There are various legal limitations on the extent to which these banking and other subsidiaries can finance or otherwise supply funds to us (by dividend or otherwise) and certain of our affiliates.

Although we maintain cash positions for liquidity at the holding company level, if these banking subsidiaries or other of our subsidiaries were unable to supply us with cash over time, we could be unable to meet our obligations, including our obligations with respect to our debt securities, or declare or pay dividends in respect of our capital stock. See “Supervision and Regulation – Payment of Dividends and Stock Repurchases” in this Form 10-K, the “Liquidity and Dividends” section in the MD&A – Results of Operations section and Note 20 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Our ability to pay dividends on our common stock is subject to the discretion of our Board of Directors and may be limited by the Federal Reserve or applicable provisions of Delaware law.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so. Any increase in BNY Mellon’s ongoing quarterly dividend would require approval from the Federal Reserve. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

Delaware Law—Anti-takeover provisions in our certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could negatively affect the market price of our common stock.

Provisions of Delaware law and provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Additionally, our certificate of incorporation authorizes our Board of Directors to issue additional series of preferred stock and such preferred stock could be issued as a defensive measure in response to a takeover proposal. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our stockholders. These provisions could also potentially deprive stockholders of an opportunity to sell their shares of common stock at a premium over prevailing market prices as a result of a takeover bid or merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2011:

New York City properties

We own a 49-story office building located at One Wall Street that serves as our corporate headquarters. We also own our 23-story operations center building located at 101 Barclay Street, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 372,000 square feet of space in an office building located at 200 Park Avenue and approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn. The New York City properties are utilized by all of our segments.

BNY Mellon 35

Pittsburgh properties

We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street. The Pittsburgh properties are utilized by all of our segments.

Boston properties

We lease approximately 373,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately 304,000 square feet at 4400 Computer Drive in Westborough, Massachusetts. The Boston properties are utilized by all of our segments.

New Jersey properties

We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, Jersey City, primarily utilized by our Investment Services segment.

United Kingdom properties

We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood, Liverpool, Swindon and Edinburgh. The UK properties are utilized by all of our segments.

India properties

We lease approximately 401,000 square feet of office space in Pune, India and approximately 358,000 square feet in Chennai, India. The India properties are utilized by all of our segments.

Other properties

We also lease (and in a few instances own) office space and other facilities at numerous other locations both within and outside of the U.S., including properties located in New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Washington and the mid-south region of the U.S.; Brussels, Belgium; Navan, Wexford, Dublin and Cork in Ireland; Luxembourg; Frankfurt, Germany; Singapore; Hong Kong and Shanghai in China; Tokyo, Japan and Rio de Janeiro, Brazil.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 24 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

36 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. BNY Capital IV’s 6.875% Preferred Trust Securities, Series E (symbol: BKPrE), BNY Capital V’s 5.95% Preferred Trust Securities, Series F (symbol: BKPrF) and Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities (symbol: BK/P) are also listed on the New York Stock Exchange. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal 2010 and 2011 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2011, there were 33,222 holders of record of our common stock.

For additional information about dividends and a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to stockholders, see the “Liquidity and Dividends” section in the MD&A – Results of Operations section in the Annual Report, Note 20 of the Notes to Consolidated Financial Statements in the Annual Report and “Supervision and Regulation – Payment of Dividends and Stock Repurchases” in Item 1 of this Form 10-K, which portions are incorporated herein by reference.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2011 and existing Board of Directors authorization with respect to purchases by us of our common stock, and other equity securities is provided in the “Capital – Stock repurchase program” section of the MD&A—Results of Operations section in the Annual Report and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in “Financial Summary”, “Summary of financial results” in the MD&A – Results of Operations section in the Annual Report and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 13, 15, 20, 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates”, “Off-balance sheet arrangements”, “Risk management”, “Trading activities and risk management” and “Asset/liability management” sections in the MD&A – Results of Operations section in the Annual Report and Note 1 under “Derivative financial instruments” and Notes 22, 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 42 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, Exhibits and Other Financial Data, which are incorporated herein by reference.

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

BNY Mellon 37

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

As of Dec. 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 86 and 87 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

38 BNY Mellon

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the following portions of the “Election of Directors” section: “Information About the Nominees”, “Director Qualifications”, “Board Meetings and Board Committee Information – Audit Committee, and – Committees and Committee Charters”, “Nomination Procedures”, “Nominees for Election as Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Compensation”, which portions are incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at www.bnymellon.com/ ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www.bnymellon.com/governance/directorscodeof conduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any stockholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, New York, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of February 28, 2012, together with the offices held by each such person during the last five years, are listed below and on the following two pages. All executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

		Year
	Age	appointed

Gerald L. Hassell	60	2007	(1)
Chairman, President and Chief Executive Officer

Curtis Y. Arledge	47	2010	(2)
Vice Chairman

Thomas P. (Todd) Gibbons	55	2007	(3)
Vice Chairman and Chief Financial Officer

Timothy F. Keaney	50	2007	(4)
Vice Chairman

James P. Palermo	56	2007	(5)
Vice Chairman

Karen B. Peetz	56	2007	(6)
Vice Chairman

Brian G. Rogan	54	2007	(7)
Vice Chairman

Richard F. Brueckner	62	2007	(8)
Senior Executive Vice President

Arthur Certosimo	56	2009	(9)
Senior Executive Vice President

Lisa B. Peters	54	2007	(10)
Senior Executive Vice President

Jane C. Sherburne	61	2010	(11)
Senior Executive Vice President and General Counsel

Kurt D. Woetzel	56	2007	(12)
Senior Executive Vice President

John A. Park	59	2008	(13)
Vice President and Controller

(1)	Mr. Hassell also serves as Chairman, President and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. From July 1, 2007 to August 31, 2011, Mr. Hassell served as President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2006.

BNY Mellon 39

(2)	Mr. Arledge also serves as Chief Executive Officer of Investment Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From 2008 to November 2010, Mr. Arledge served as Chief Investment Officer for fixed income portfolios at BlackRock, Inc., an investment management firm. From prior to 2006 to 2008, Mr. Arledge served as the global head of the fixed income division of the corporate and investment banking group in Wachovia Corporation, a financial services company.

(3)	Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A. Mr. Gibbons served as Chief Risk Officer of BNY Mellon from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. from September 2006 until June 2007. Prior to the merger, he also served as Chief Financial Officer of The Bank of New York from September 2006 until June 2007.

(4)	Mr. Keaney also serves as Chief Executive Officer of BNY Mellon Asset Servicing and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since May 2006.

(5)	Mr. Palermo also serves as Chief Executive Officer of Global Client Management and Liquidity Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2006.
(6)	Ms. Peetz also serves as Chief Executive Officer of Financial Markets & Treasury Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since May 2006.

(7)	Mr. Rogan also serves as Chief Risk Officer of BNY Mellon and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as

Senior Executive Vice President of The Bank of New York since at least 2006.

(8)	Mr. Brueckner also serves as Chief of Staff of BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since May 2006. He also served as Chief Executive Officer of Pershing LLC since at least 2006 to October 2010 and Chairman of Pershing LLC from May 2007 to December 2011.

(9)	Mr. Certosimo also serves as Chief Executive Officer of Global Markets and Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. He served as an Executive Vice President of The Bank of New York Mellon beginning in July 2007 and ending in May 2009. Prior to July 2007, Mr. Certosimo served as head of Broker Dealer Services and Alternative Investment Services and Executive Vice President of The Bank of New York since at least 2006.

(10)	Ms. Peters also serves as Chief Human Resources Officer of BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Ms. Peters served as an Executive Vice President of Mellon Bank, N.A. since at least 2006.

(11)	Ms. Sherburne also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From 2009 to May 2010, Ms. Sherburne conducted a private legal practice. Ms. Sherburne served as General Counsel for Wachovia Corporation, a financial services company, from 2008 to 2009 and as General Counsel for the Global Consumer Group of Citigroup Inc., a financial services company, from at least 2006 to 2008.

(12)	Mr. Woetzel also serves as Chief Administrative Officer and Head of Global Operations and Technology at BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. Prior to the merger, Mr. Woetzel served as Senior Executive Vice President of The Bank of New York since May 2006.

(13)	Mr. Park also serves as Executive Vice President of The Bank of New York Mellon

40 BNY Mellon

and BNY Mellon, N.A. since August 2009, and Controller of The Bank of New York Mellon and BNY Mellon, N.A. since May 2008. Mr. Park served as Managing Director of The Bank of New York Mellon beginning with the merger and ending in May 2008. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2006.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following portions of the “Election of Directors” section: “Compensation and Risk”, “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis”, “Board Meetings and Board Committee Information – Committees and Committee Charters”, “Board Meetings and Board Committee Information – Human Resources and Compensation Committee – Compensation Committee Interlocks and Insider Participation” and the “Report of the Human Resources and Compensation Committee”, which are incorporated herein by reference. The information incorporated herein by reference to the “Report of the Human Resources and Compensation Committee” is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy in the following portions of the “Election of Directors” section: “Beneficial Ownership of Shares by Holders of 5% or More of Outstanding Stock”, “Beneficial Ownership of Shares by Directors and Executive Officers” and “Executive Compensation – Equity Compensation Plans Table”, which are incorporated herein by reference.

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

BNY Mellon 41

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (1) Financial Statements and (c) Other Financial Data.

	(1)	Financial Statements	Page No.
		Consolidated Income Statement	88 and 89
		Consolidated Balance Sheet	90
		Consolidated Statement of Cash Flows	91
		Consolidated Statement of Changes in Equity	92 through 94
		Notes to Consolidated Financial Statements	95 through 161
		Report of Independent Registered Public Accounting Firm	162
		Selected Quarterly Data	80
	(2)	Exhibits

		See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 44 through 56 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data None.

42 BNY Mellon

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell
Chairman, President and Chief Executive Officer

DATED: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

Signature		Capacities

By:	/s/ Gerald L. Hassell	Director and Principal Executive Officer
Gerald L. Hassell
Chairman, President and Chief Executive Officer

By:	/s/ Thomas P. Gibbons	Principal Financial Officer
Thomas P. Gibbons
Chief Financial Officer

By:	/s/ John A. Park	Principal Accounting Officer
John A. Park
Controller

Ruth E. Bruch; Nicholas M. Donofrio;		Directors
Edmund F. Kelly; Richard J. Kogan;
Michael J. Kowalski; John A. Luke, Jr.;
Mark A. Nordenberg; Catherine A. Rein;
William C. Richardson; Samuel C. Scott III;
John P. Surma; and Wesley W. von Schack

By:	/s/ Arlie R. Nogay	DATED: February 28, 2012
Arlie R. Nogay
Attorney-in-fact

BNY Mellon 43

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

Exhibit	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009, February 9, 2010, July 2, 2010 and October 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Company or any of its subsidiaries represent long-term debt in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

44 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.1*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.2*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.3*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.4*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.5*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of October 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.6*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.7*	Amendment dated as of August 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.8*	Amendment dated as of November 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

*	Management contract or compensatory plan arrangement.

BNY Mellon 45

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.9*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.10*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.11*	Amendment dated as of December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.12*	Amendment dated as of October 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.13*	Amendment dated as of February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 27, 2008, and incorporated herein by reference.

10.14*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.15*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.16*	Amendment dated as of December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.17*	Amendment dated as of October 9, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

46 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.18*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.19*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.20*	Amendment dated as of October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.21*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.22*	Amendment dated as of November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.23*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.24*	Amendment dated as of February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

10.25*	Amendment dated as of January 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

BNY Mellon 47

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.26*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated as of November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated February 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.29*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.30*	Amendment dated as of November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.31*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.32*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.33*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

48 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.34*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.35*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.36*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.37*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.38*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.39*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

10.40*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.41*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

BNY Mellon 49

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.42*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.43*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.44*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.45*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.46*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.47*	Mellon Bank Executive Life Insurance Plan (2005).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.48**	Mellon Financial Corporation ShareSuccess Plan, as amended, effective May 21, 2002.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2002, and incorporated herein by reference.

10.49*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

** Non-shareholder approved compensatory plan pursuant to which BNY Mellon’s Common Stock may be issued to employees of BNY Mellon. No executive officers or directors of BNY Mellon are permitted to participate in this plan.

50 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.50*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on February 18, 2005, and incorporated herein by reference.

10.51*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on December 21, 2005, and incorporated herein by reference.

10.52*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on January 27, 2006, and incorporated herein by reference.

10.53*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

10.54*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.55*	Letter Agreement entered into by Mellon Financial Corporation and Robert P. Kelly dated January 30, 2006, accepted January 31, 2006.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on February 6, 2006, and incorporated herein by reference.

10.56*	Amendment to Agreements between Mellon Financial Corporation and Robert P. Kelly dated December 22, 2006.	Previously filed as Exhibit 10.51 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2006, and incorporated herein by reference.

10.57*	Description regarding amendments entered into on December 22, 2006 by Robert P. Kelly and Mellon Financial Corporation to his Change in Control Severance Agreement, employment letter agreement and equity award agreement.	Previously filed as Item 5.02 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on December 29, 2006, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

BNY Mellon 51

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.58*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.59*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.60*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.

10.61	Lease dated as of December 29, 2004, between 500 Grant Street Associates Limited Partnership and Mellon Bank, N.A. with respect to One Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.62*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.63*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.64*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.65*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.66*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

52 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.67*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.68*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.69*	Amendment to Letter Agreement relating to Section 409A of the Internal Revenue Code, dated December 15, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.164 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.70*	Amendment to Letter Agreement, dated December 12, 2008, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.165 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.71*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.72*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.73*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.74*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.75*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

BNY Mellon 53

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.76*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

10.77*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.78*	Form of Notice Letter between The Bank of New York Mellon Corporation and Certain Executive Officers.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.79*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.80*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.134 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.81*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.82*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.83*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

* Management contract or compensatory plan arrangement.

54 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.84*	Amendment to Letter Agreement, dated March 1, 2011, between The Bank of New York Mellon Corporation and Robert P. Kelly.	Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.85*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.86*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

10.87*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

10.88*	Letter Agreement between The Bank of New York Mellon Corporation and Robert P. Kelly, dated August 31, 2011.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on September 2, 2011, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

13.1	All portions of The Bank of New York Mellon Corporation 2011 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.	Filed and furnished herewith.

21.1	Primary subsidiaries of the Company.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

24.1	Power of Attorney.	Filed herewith.

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management contract or compensatory plan arrangement.

BNY Mellon 55

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

56 BNY Mellon