Form 10-Q
period 2012-03-31
Bank of New York Mellon CORP
filed 2012-05-09
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2012

Common Stock, $0.01 par value	1,192,716,454

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2012 Form 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
First quarter 2012 event	4
Highlights of first quarter 2012 results	4
Fee and other revenue	6
Net interest revenue	9
Average balances and interest rates	10
Noninterest expense	11
Income taxes	12
Review of businesses	12
Critical accounting estimates	21
Consolidated balance sheet review	22
Liquidity and dividends	35
Capital	39
Trading activities and risk management	43
Foreign exchange and other trading	43
Asset/liability management	44
Off-balance sheet arrangements	45
Supplemental information – Explanation of Non-GAAP financial measures	45
Recent accounting and regulatory developments	49
Government monetary policies and competition	57
Website information	57

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	59
Consolidated Comprehensive Income Statement (unaudited)	61
Consolidated Balance Sheet (unaudited)	62
Consolidated Statement of Cash Flows (unaudited)	63
Consolidated Statement of Changes in Equity (unaudited)	64

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	65
Note 2 – Accounting changes and new accounting guidance	65
Note 3 – Acquisitions and dispositions	66
Note 4 – Securities	67
Note 5 – Loans and asset quality	70
Note 6 – Goodwill and intangible assets	76
Note 7 – Other assets	78
Note 8 – Net interest revenue	78
Note 9 – Employee benefit plans	79
Note 10 – Restructuring charges	79
Note 11 – Income taxes	80
Note 12 – Securitizations and variable interest entities	80
Note 13 – Other comprehensive income	83
Note 14 – Fair value of financial instruments	84
Note 15 – Fair value measurement	87
Note 16 – Fair value option	98
Note 17 – Derivative instruments	98
Note 18 – Commitments and contingent liabilities	102
Note 19 – Review of businesses	107
Note 20 – Supplemental information to the Consolidated Statement of Cash Flows	109

Item 4. Controls and Procedures	110

Forward-looking Statements.	111

Part II - Other Information

Item 1. Legal Proceedings	113

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	113

Item 6. Exhibits	113

Signature	114

Index to Exhibits	115

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2012	Dec. 31, 2011	March 31, 2011

Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$619	$505	$625
Basic EPS	0.52	0.42	0.50
Diluted EPS	0.52	0.42	0.50

Fee and other revenue	$2,838	$2,765	$2,838
Income (loss) of consolidated investment management funds	43	(5)	110
Net interest revenue	765	780	698

Total revenue	$3,646	$3,540	$3,646

Return on common equity (annualized) (a)	7.4%	5.9%	7.7%
Non-GAAP adjusted (a)	8.2	7.7	8.6

Return on tangible common equity (annualized) – Non-GAAP (a)	21.0%	17.7%	24.3%
Non-GAAP adjusted (a)	21.2	20.4	24.4

Return on average assets (annualized)	0.83%	0.63%	0.98%

Fee revenue as a percentage of total revenue excluding net securities gains (losses)	78%	78%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$233	$223	$238

Percentage of non-U.S. total revenue (b)	37%	34%	37%

Pre-tax operating margin (a)	24%	19%	26%
Non-GAAP adjusted (a)	27	27	28

Net interest margin (FTE)	1.32%	1.27%	1.49%

Market value of assets under management at period end (in billions)	$1,308	$1,260	$1,229
Market value of assets under custody and administration at period end (in trillions)	$26.6	$25.8	$25.5
Market value of cross-border assets at period end (in trillions)	$10.4	$9.7	$9.9

Market value of securities on loan at period end (in billions) (c)	$265	$269	$278

Average common shares and equivalents outstanding (in thousands):
Basic	1,193,931	1,204,994	1,234,076
Diluted	1,195,558	1,205,586	1,238,284

Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(d)	7.6%	7.1%	6.1%
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (a)	13.9%	13.4%	12.4%
Basel I Tier 1 capital ratio	15.6%	15.0%	14.0%
Basel I Total (Tier 1 plus Tier 2) capital ratio	17.5%	17.0%	16.8%
Basel I leverage capital ratio	5.6%	5.2%	6.1%
BNY Mellon’s shareholders’ equity to total assets ratio (a)	11.3%	10.3%	12.5%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.5%	6.4%	5.9%

Selected average balances:
Interest-earning assets	$236,331	$247,724	$190,179
Assets of operations	$289,900	$304,235	$243,356
Total assets	$301,344	$316,074	$257,698
Interest-bearing deposits	$125,438	$130,343	$116,615
Noninterest-bearing deposits	$66,613	$76,309	$38,616
Total The Bank of New York Mellon Corporation shareholders’ equity	$33,718	$33,761	$32,827

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) continued

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Other information at period end:
Cash dividends per common share	$0.13	$0.13	$0.09
Common dividend payout ratio	25%	31%	18%
Dividend yield (annualized)	2.2%	2.6%	1.2%
Closing common stock price per common share	$24.13	$19.91	$29.87
Market capitalization	$28,780	$24,085	$37,090

Book value per common share – GAAP (a)	$28.51	$27.62	$26.78
Tangible book value per common share – Non-GAAP (a)	$11.17	$10.57	$9.67

Full-time employees	47,800	48,700	48,400

Common shares outstanding (in thousands)	1,192,716	1,209,675	1,241,724

(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for a calculation of these ratios.
(b)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of noncontrolling interests.
(c)	Represents the securities on loan managed by the Investment Services business.
(d)	Our estimated Basel III Tier 1 common equity ratio – Non-GAAP reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our businesses change.

BNY Mellon 3

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

In this Quarterly Report on Form 10-Q, references to “our,” “we,” “us,” “BNY Mellon,” the “Company” and similar terms refer to The Bank of New York Mellon Corporation and its consolidated subsidiaries. The term “Parent” refers to The Bank of New York Mellon Corporation but not its subsidiaries.

Certain business terms used in this document are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2011 (“2011 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking statements.”

How we reported results

Throughout this Form 10-Q, measures which are noted as “Non-GAAP” measures exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for a reconciliation of financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global financial services company focused on helping clients manage and service their financial assets, operating in 36 countries and serving more than 100 markets. BNY Mellon is a leading provider of financial services for institutions, corporations and high-net-worth individuals, offering superior investment management and investment services through a worldwide client-focused team. At March 31, 2012, we had $26.6 trillion in assets under custody and administration and $1.3 trillion in assets under management, serviced $11.9 trillion in outstanding debt and processed global payments averaging $1.4 trillion per day.

First quarter 2012 event

Capital plan and share repurchase program

In March 2012, BNY Mellon received confirmation that the Board of Governors of the Federal Reserve System (the “Federal Reserve”) did not object to our 2012 comprehensive capital plan. Our 2012 capital plan includes the repurchase of up to $1.16 billion of outstanding common stock and the continuation of the 13 cents per share quarterly cash dividend.

Highlights of first quarter 2012 results

We reported net income applicable to common shareholders of BNY Mellon of $619 million, or $0.52 per diluted common share, in the first quarter of 2012 compared with $625 million, or $0.50 per diluted common share, in the first quarter of 2011 and $505 million, or $0.42 per diluted common share, in the fourth quarter of 2011.

Highlights for the first quarter of 2012 include:

•

Assets under custody and administration (“AUC”) totaled a record $26.6 trillion at March 31, 2012 compared with $25.5 trillion at March 31, 2011 and $25.8 trillion at Dec. 31, 2011. This represents an increase of 4% compared with the prior year and 3% sequentially. The increases were driven by net new business and higher market values. (See the “Review of businesses – Investment Services business” beginning on page 18).

•	Assets under management (“AUM”), excluding securities lending assets, totaled a record $1.31 trillion at March 31, 2012, compared with $1.23 trillion at March 31, 2011 and $1.26 trillion at

4    BNY Mellon

Dec. 31, 2011. This represents an increase of 6% compared with the prior year and 4% sequentially. The year-over-year increase primarily reflects net new business and higher market values. On a sequential basis, the increase resulted from higher market values. (See the “Review of businesses – Investment Management business” beginning on page 16).

•

Investment services fees totaled $1.6 billion in the first quarter of 2012 compared with $1.7 billion in the first quarter of 2011. The decrease primarily resulted from the impact of the sale of the Shareowner Services business in the fourth quarter of 2011, partially offset by higher Asset Servicing and Clearing services fees. (See the “Review of businesses – Investment Services business” beginning on page 18).

•

Investment management and performance fees totaled $745 million in the first quarter of 2012 compared with $764 million in the first quarter of 2011. The decrease was driven by higher money market fee waivers, partially offset by net new business. (See the “Review of businesses – Investment Management business” beginning on page 16).

•

Foreign exchange and other trading revenue totaled $191 million in the first quarter of 2012 compared with $198 million in the first quarter of 2011. In the first quarter of 2012, foreign exchange revenue totaled $136 million, a decrease of 21%, reflecting lower volumes and volatility. Other trading revenue was $55 million in the first quarter of 2012 compared to $25 million in the first quarter of 2011. The increase was primarily driven by higher fixed income trading. (See “Fee and other revenue” beginning on page 6).

•

Investment income and other revenue totaled $139 million in the first quarter of 2012 compared with $81 million in the first quarter of 2011. The increase primarily resulted from higher leasing and seed capital gains. (See “Fee and other revenue” beginning on page 6).

•

Net interest revenue totaled $765 million in the first quarter of 2012 compared with $698 million in the first quarter of 2011. The increase was primarily driven by higher average client deposits, increased investment in high-quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. The net interest margin (FTE) for the first quarter of 2012 was 1.32% compared with 1.49% in the first quarter of 2011. The decrease reflects higher client deposits nearly half of which were invested in liquid, lower-yielding assets (See “Net interest revenue” on page 9).
•

The provision for credit losses was $5 million in the first quarter of 2012 compared with no provision for credit losses in the first quarter of 2011. (See “Consolidated balance sheet review – Asset quality and allowance for credit losses” beginning on page 30).

•

Noninterest expense totaled $2.8 billion in the first quarter of 2012 compared with $2.7 billion in the first quarter of 2011. The increase primarily reflects higher litigation and legal expenses, as well as higher incentive expense due to the vesting of long-term stock awards for retirement-eligible employees and higher pension expense. (See “Noninterest expense” beginning on page 11).

•

BNY Mellon recorded an income tax provision of $254 million (28.7% effective tax rate) in the first quarter of 2012 compared with an income tax provision of $279 million (29.3% effective tax rate) in the first quarter of 2011. (See “Income taxes” on page 12).

•

The unrealized pre-tax gain on our total investment securities portfolio was $1.2 billion at March 31, 2012 compared with $793 million at Dec. 31, 2011. The increase in the valuation of the investment securities portfolio was driven by higher asset-backed securities prices. (See “Consolidated balance sheet review – Investment securities” beginning on page 26).

•

At March 31, 2012, our estimated Basel III Tier 1 common equity ratio was 7.6%, compared with 7.1% at Dec. 31, 2011, an improvement of 50 basis points. The improvement was driven by an increase in the value of our investment securities portfolio, earnings retention and lower risk-weighted assets, partially offset by share repurchases. (See “Capital” beginning on page 39).

•

We generated $680 million of gross Basel I Tier 1 common equity in the first quarter of 2012, primarily driven by earnings. Our Basel I Tier 1 capital ratio was 15.6% at March 31, 2012 compared with 15.0% at Dec. 31, 2011. (See “Capital” beginning on page 39).

•	In the first quarter of 2012, we repurchased 17.3 million common shares in the open market at an average price of $21.53 per share for a total of $371 million.

BNY Mellon    5

Fee and other revenue

Fee and other revenue (a)				1Q12 vs.
(dollars in millions, unless otherwise noted)	1Q12	4Q11	1Q11	1Q11	4Q11
Investment services fees:
Asset servicing (b)	$943	$885	$917	3%	7%
Issuer services	251	287	351	(28)	(13)
Memo: Issuer services excluding Shareowner Services	251	245	292	(14)	2
Clearing services	303	278	292	4	9
Treasury services	136	134	134	1	1
Total investment services fees	1,633	1,584	1,694	(4)	3
Investment management and performance fees	745	730	764	(2)	2
Foreign exchange and other trading revenue	191	228	198	(4)	(16)
Distribution and servicing	46	42	53	(13)	10
Financing-related fees	44	38	43	2	16
Investment income	102	69	67	52	48
Other	37	77	14	164	(52)
Total fee revenue	2,798	2,768	2,833	(1)	1
Net securities gains (losses)	40	(3)	5	N/M	N/M
Total fee and other revenue—GAAP	2,838	2,765	2,838	-	3
Less: Fee and other revenue related to Shareowner Services (c)	-	142	62
Total fee and other revenue excluding Shareowner Services – Non-GAAP	$2,838	$2,623	$2,776	2%	8%

Fee revenue as a percent of total revenue excluding net securities gains (losses)	78%	78%	78%

Market value of AUM at period end (in billions)	$1,308	$1,260	$1,229	6%	4%
Market value of AUC and administration at period end (in trillions)	$26.6	$25.8	$25.5	4%	3%

(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for fee and other revenue excluding Shareowner Services – Non-GAAP.
(b)	Asset servicing fees include securities lending revenue of $49 million in the first quarter of 2012, $43 million in the fourth quarter of 2011 and $37 million in the first quarter of 2011.
(c)	The Shareowner Services business was sold on Dec. 31, 2011. Results in the fourth quarter of 2011 include a $98 million pre-tax gain on the sale.
N/M	– Not meaningful.

Fee and other revenue

Fee and other revenue was unchanged year-over-year and increased 3% (unannualized) sequentially. Excluding the impact of the Shareowner Services business, fee and other revenue increased 2% year-over-year and 8% (unannualized) sequentially. The year-over-year increase primarily reflects new business and higher equity markets, higher seed capital and leasing gains and higher foreign currency remeasurement gains, partially offset by higher fee waivers. The sequential increase primarily reflects higher market values, new business, seed capital and leasing gains, partially offset by lower foreign exchange and other trading revenue, as well as seasonally lower performance fees.

Investment services fees

Investment services fees were impacted by the following, compared with the first quarter of 2011 and the fourth quarter of 2011:

•	Asset servicing fees were $943 million, an increase of 3% year-over-year and 7%

(unannualized) sequentially. Both increases reflect net new business and higher equity markets, as well as higher securities lending revenue driven by wider spreads.

•

Issuer services fees were $251 million, a decrease of 28% year-over-year and 13% (unannualized) sequentially. Excluding Shareowner Services, Issuer services decreased 14% year-over-year and increased 2% (unannualized) sequentially. The year-over-year decrease primarily resulted from lower money market related fees and lower trust fees related to the weakness in structured products in Corporate Trust and lower Depositary Receipts revenue. Sequentially, higher Depositary Receipts revenue was partially offset by lower Corporate Trust fees.

•

Clearing services fees were $303 million, an increase of 4% year-over-year and 9% (unannualized) sequentially. The year-over-year increase was driven by net new business and growth in mutual fund assets and retirement accounts, partially offset by lower trading volumes and higher money market fee waivers. The sequential increase primarily reflects higher trading volumes and growth in mutual fund assets.

6    BNY Mellon

•	Treasury services fees were $136 million, an increase of 1% both year-over-year and (unannualized) sequentially. Both increases were primarily driven by higher global payment fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $745 million in the first quarter of 2012, a decrease of 2% year-over-year and an increase of 2% (unannualized) sequentially. The year-over-year decrease was driven by higher money market fee waivers, partially offset by net new business. Sequentially, higher market values, lower money market fee waivers and net new business were partially offset by seasonally lower performance fees. Performance fees were $16 million in the first quarter of 2012, $17 million in the first quarter of 2011 and $47 million in the fourth quarter of 2011. Excluding performance fees, investment management fees increased 7% (unannualized) sequentially.

Total AUM for the Investment Management business was a record $1.31 trillion at March 31, 2012 compared with $1.23 trillion at March 31, 2011 and $1.26 trillion at Dec. 31, 2011. The year-over-year increase primarily reflects net new business and higher market values. On a sequential basis, the increase resulted from higher market values.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q12	4Q11	1Q11
Foreign exchange	$136	$183	$173
Fixed income	47	41	17
Credit derivatives (a)	(2)	(2)	(1)
Other	10	6	9
Total	$191	$228	$198

(a)	Used as economic hedges of loans.

Foreign exchange and other trading revenue totaled $191 million in the first quarter of 2012, $198 million in the first quarter of 2011 and $228 million in the fourth quarter of 2011. In the first quarter of 2012, foreign exchange revenue totaled $136 million, a decrease of 21% year-over-year and 26% (unannualized) sequentially. The year-over-year decrease reflects lower volumes and volatility, while sequentially, volumes were unchanged and volatility decreased 20%. Additionally, foreign exchange revenue continues to be impacted by increasingly competitive market pressures. Other trading revenue was $55 million in the first quarter of 2012 compared with $25 million in the first quarter of 2011 and $45 million in the fourth quarter of 2011. Both increases were primarily driven by higher fixed income trading. Foreign exchange revenue is primarily reported in the Investment Services business. Other trading revenue is primarily reported in the Other segment.

The foreign exchange trading engaged in by the Company generates revenues, which are influenced by the volume of client transactions and the spread realized on these transactions. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades is undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third-party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate plus a pre-negotiated spread. The preponderance of the notional value of our

BNY Mellon    7

trading volume with clients is in negotiated trading. Our standing instruction program, including a new standing instruction program option called the Defined Spread Offering, which the Company introduced to clients in the first quarter of 2012, provides custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions not otherwise eligible for a more favorable rate or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. In response to competitive market pressures and client requests, we are continuing to develop standing instruction program products and services and making these new products and services available to our clients. Our custody clients may also choose to use third-party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar-equivalent volume foreign exchange transactions.

We typically price negotiated trades for our custody clients at a spread over our estimation of the current market rate for a particular currency or based on an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for restricted and other currencies. A shift by custody clients from the standing instruction program to other trading options combined with the increasing competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended March 31, 2012, our total revenue for all types of foreign exchange trading transactions was $136 million, which is approximately 4% of our total revenue. Approximately 46% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $46 million in the first quarter of 2012 compared with $53 million in the first quarter of 2011 and $42 million in the fourth quarter of 2011. The year-over-year decrease primarily reflects higher money market fee waivers. The sequential increase primarily reflects lower money market fee waivers and increased equity market values.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $44 million in the first quarter of 2012, $43 million in the first quarter of 2011 and $38 million in the fourth quarter of 2011. Both increases were primarily driven by higher capital markets fees.

Investment income

Investment income
(in millions)	1Q12	4Q11	1Q11
Corporate/bank-owned life insurance	$34	$35	$37
Lease residual gains	34	20	13
Seed capital gains	24	3	2
Equity investment income	6	8	5
Private equity gains	4	3	10
Total	$102	$69	$67

Investment income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments, equity investment income and gains and losses on private equity investments. Investment income increased $35 million compared with the first quarter of 2011 and $33 million compared with the fourth quarter of 2011. Both increases primarily resulted from higher seed capital and leasing gains.

Other revenue

Other revenue
(in millions)	1Q12	4Q11	1Q11
Asset-related gains (losses)	$(2)	$69	$14
Expense reimbursements from joint ventures	10	10	9
Other income (loss)	29	(2)	(9)
Total	$37	$77	$14

Other revenue includes asset-related gains (losses), expense reimbursements from joint ventures, economic value payments and other income (loss). Asset-related gains (losses) include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Other income (loss) primarily includes fees from transitional service agreements, foreign

8    BNY Mellon

currency remeasurement gain (loss), other investments and various miscellaneous revenues.

Total other revenue increased $23 million in the first quarter of 2012 compared with the first quarter of 2011 and decreased $40 million compared with the fourth quarter of 2011. The year-over-year increase primarily reflects higher foreign currency remeasurement gains, partially offset by lower asset related gains. The sequential decline primarily resulted from the $98 million pre-tax gain on the sale of the Shareowner Services business recorded in the fourth quarter of 2011, partially offset by higher foreign currency remeasurement gains.

Net securities gains (losses)

Net securities gains totaled $40 million in the first quarter of 2012, compared with net gains of $5 million in the first quarter of 2011 and net losses of $3 million in the fourth quarter of 2011.

Net interest revenue

Net interest revenue
				1Q12 vs.
(dollars in millions)	1Q12	4Q11	1Q11	1Q11		4Q11
Net interest revenue (non-FTE)	$765	$780	$698	10%		(2)%
Tax equivalent adjustment	11	10	4	N/M		N/M
Net interest revenue (FTE) – Non-GAAP	$776	$790	$702	11%		(2)%
Average interest-earning assets	$236,331	$247,724	$190,179	24%		(5)%
Net interest margin (FTE)	1.32%	1.27%	1.49%	(17	) bps	5 bps

bps - basis points.

Net interest revenue totaled $765 million in the first quarter of 2012 compared with $698 million in the first quarter of 2011 and $780 million in the fourth quarter of 2011. The year-over-year increase was primarily driven by higher average client deposits, increased investment in high-quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. The sequential decrease was primarily driven by lower average client deposits and lower accretion, partially offset by increased investments in high-quality investment securities.

The net interest margin (FTE) was 1.32% in the first quarter of 2012 compared with 1.49% in the first quarter of 2011 and 1.27% in the fourth quarter of 2011. The year-over-year decrease in the net interest margin (FTE) was primarily driven by increased client deposits, nearly half of which were invested in liquid, lower-yielding assets. The sequential increase in the net interest margin (FTE) primarily reflects increased investments in high-quality investment securities and a decrease in lower-yielding interest-bearing deposits with banks.

BNY Mellon    9

Average balances and interest rates

Average balances and interest rates	Quarter ended
	March 31, 2012		Dec. 31, 2011		March 31, 2011
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks
(primarily foreign banks)	$35,095	1.30%	$43,628	1.08%	$57,637	0.90%
Interest-bearing deposits held at the Federal Reserve and other central banks	63,526	0.27	72,118	0.32	20,367	0.32
Federal funds sold and securities purchased under resale agreements	5,174	0.73	5,271	0.64	4,514	0.50
Margin loans	12,901	1.29	11,886	1.26	7,484	1.48
Non-margin loans:
Domestic offices	20,128	2.46	21,794	2.37	21,856	2.57
Foreign offices	10,180	1.77	10,556	1.54	9,226	1.44

Total non-margin loans	30,308	2.23	32,350	2.10	31,082	2.22
Securities:
U.S. government obligations	17,268	1.56	18,693	1.45	12,849	1.61
U.S. government agency obligations	32,347	2.44	25,006	2.58	20,221	2.98
State and political subdivisions – tax exempt	3,354	2.97	2,452	3.47	557	6.37
Other securities	33,839	2.84	33,830	3.19	31,770	3.43
Trading securities	2,519	2.78	2,490	2.94	3,698	2.44

Total securities	89,327	2.44	82,471	2.60	69,095	2.96

Total interest-earning assets	$236,331	1.56%	$247,724	1.50%	$190,179	1.80%
Allowance for loan losses	(392)		(384)		(494)
Cash and due from banks	4,271		4,695		4,094
Other assets	49,690		52,200		49,577
Assets of consolidated investment management funds	11,444		11,839		14,342
Total assets	$301,344		$316,074		$257,698
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$4,299	0.27%	$4,666	0.27%	$5,417	0.38%
Savings	787	0.30	1,163	0.19	1,600	0.16
Certificates of deposit of $100,000 & over	30	0.39	396	0.05	296	0.06
Other time deposits	33,588	0.08	35,624	0.07	31,823	0.09
Demand deposits	64	0.01	—	—	—	—
Foreign offices	86,670	0.15	88,494	0.22	77,379	0.19

Total interest-bearing deposits	125,438	0.14	130,343	0.18	116,515	0.17
Federal funds purchased and securities sold under repurchase agreements	8,584	(0.02)	8,008	(0.07)	5,172	0.07
Trading liabilities	1,153	1.55	1,225	1.62	2,764	1.86
Other borrowed funds	2,579	0.79	2,159	0.93	1,821	1.61
Payables to customers and broker-dealers	7,555	0.11	8,023	0.08	6,701	0.10
Long-term debt	20,538	1.79	19,546	1.55	17,014	1.87

Total interest-bearing liabilities	$165,847	0.34%	$169,304	0.34%	$149,987	0.40%
Total noninterest-bearing deposits	66,613		76,309		38,616
Other liabilities	24,248		25,432		22,350
Liabilities and obligations of consolidated investment management funds	10,159		10,516		13,114
Total liabilities	266,867		281,561		224,067
Temporary equity
Redeemable noncontrolling interests	72		55		76
Permanent equity
Total BNY Mellon shareholders’ equity	33,718		33,761		32,827
Noncontrolling interests	—		1		8
Noncontrolling interests of consolidated investment management funds	687		696		720
Total permanent equity	34,405		34,458		33,555
Total liabilities, temporary equity and permanent equity	$301,344		$316,074		$257,698
Net interest margin—Taxable equivalent basis		1.32%		1.27%		1.49%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

10    BNY Mellon

Noninterest expense

Noninterest expense				1Q12 vs.
(dollars in millions)	1Q12	4Q11	1Q11	1Q11	4Q11
Staff:
Compensation	$861	$885	$876	(2)%	(3)%
Incentives	352	281	325	8	25
Employee benefits	240	216	223	8	11
Total staff	1,453	1,382	1,424	2	5
Professional, legal and other purchased services	299	322	283	6	(7)
Net occupancy	147	159	153	(4)	(8)
Software	119	129	122	(2)	(8)
Distribution and servicing	101	96	111	(9)	5
Furniture and equipment	86	84	84	2	2
Sub-custodian	70	62	68	3	13
Business development	56	75	56	—	(25)
Other	320	274	277	16	17
Subtotal	2,651	2,583	2,578	3	3
Amortization of intangible assets	96	106	108	(11)	(9)
Restructuring charges	(9)	107	(6)	N/M	N/M
M&I expenses	18	32	17	6	(44)
Total noninterest expense – GAAP	$2,756	$2,828	$2,697	2%	(3)%
Total staff expense as a percent of total revenue	40%	39%	39%
Full-time employees at period end	47,800	48,700	48,400	(1)%	(2)%
N/M—Not meaningful.
Noninterest expense excluding Shareowner Services				1Q12 vs.
(dollars in millions)	1Q12	4Q11	1Q11	1Q11	4Q11
Staff:
Compensation	$861	$871	$862	—%	(1)%
Incentives	352	278	323	9	27
Employee benefits	240	213	219	10	13
Total staff	1,453	1,362	1,404	3	7
Professional, legal and other purchased services	299	310	272	10	(4)
Net occupancy	147	156	150	(2)	(6)
Software	119	125	119	—	(5)
Distribution and servicing	101	96	111	(9)	5
Furniture and equipment	86	83	83	4	4
Sub-custodian	70	62	68	3	13
Business development	56	74	56	—	(24)
Other	320	269	269	19	19
Subtotal	2,651	2,537	2,532	5	4
Amortization of intangible assets	96	103	105	(9)	(7)
Restructuring charges	(9)	107	(6)	N/M	N/M
M&I expenses	18	32	17	6	(44)
Total noninterest expense – Non-GAAP	$2,756	$2,779	$2,648	4%	(1)%
Total staff expense as a percent of total revenue	40%	40%	39%
Full-time employees at period end	47,800	47,800	47,500	1%	—%

N/M—Not meaningful.

Total noninterest expense increased 2% compared with the first quarter of 2011 and decreased 3% (unannualized) compared with the fourth quarter of 2011. Excluding amortization of intangible assets, restructuring charges, merger and integration expenses (“M&I”) and the direct expenses related to Shareowner Services, noninterest expense increased 5% year-over-year and 4% (unannualized) sequentially. Both increases primarily reflect higher litigation and legal expenses, as well as higher incentive expense due to the vesting of long-term stock awards for retirement-eligible employees and higher pension expense. Sequentially, we are beginning to realize the results of our operational excellence initiatives as business development, professional and other purchased services, compensation, net occupancy and software expenses decreased.

BNY Mellon    11

The following staff and non-staff expense discussions exclude the impact of the Shareowner Services business.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in both the first quarter of 2012 and the first quarter of 2011 and 54% in the fourth quarter of 2011, excluding amortization of intangible assets, restructuring charges and M&I expenses.

Staff expense totaled $1.5 billion in the first quarter of 2012, an increase of 3% compared with the first quarter of 2011 and 7% (unannualized) compared with the fourth quarter of 2011. Both increases in staff expense primarily reflect higher incentive expense due to the vesting of long-term stock awards for retirement-eligible employees and higher pension expense, partially offset by lower compensation expense.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, restructuring charges and M&I expenses, totaled $1.2 billion in the first quarter of 2012, an increase of 6% compared with the first quarter of 2011 and 2% (unannualized) compared with the fourth quarter of 2011. The year-over-year increase primarily reflects higher litigation and legal expenses, partially offset by lower distribution and servicing expense. The sequential increase was driven by higher litigation expense, primarily offset by lower business development, professional and other purchased services, net occupancy and software expenses.

In the first quarter of 2012, we incurred $18 million of M&I expenses primarily related to the integration of the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010.

The financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels. For additional information on litigation matters, see Note 18 of the Notes to Consolidated Financial Statements.

As a result of our operational excellence initiatives, we are currently on track to achieve our anticipated pre-tax savings of $240-$260 million in 2012 on an annualized pre-tax basis.

Income taxes

The effective tax rate for the first quarter of 2012 was 28.7% compared with an effective tax rate of 29.3% in the first quarter of 2011 and 30.6% in the fourth quarter of 2011. For the components of the effective tax rate, see Note 11 of the Notes to Consolidated Financial Statement.

We expect the effective tax rate to be approximately 27-29% in the second quarter of 2012.

Under U.S. tax law, income from certain non-U.S. subsidiaries has not been subject to U.S. income tax as result of a deferral provision applicable to income that is derived in active conduct of a banking and financing business. This active financing deferral provision for these foreign subsidiaries expired for tax years beginning on Jan. 1, 2012. We do not anticipate a material impact to our 2012 financial statements if the law is not extended and will monitor the financial statement impact for subsequent years.

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses and the Other segment.

Organization of our business

On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. In the first quarter of 2012, we reclassified the results of the Shareowner Services business from the Investment Services business to the Other segment. The reclassification did not impact the consolidated results. All prior periods have been restated.

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

12    BNY Mellon

The results of our businesses may be influenced by client activities that vary by quarter. In the second quarter, we typically experience an increase in securities lending fees due to an increase in demand to borrow securities outside of the United States. In the third quarter, depositary receipts revenue is typically higher due to an increased level of client dividend payments paid in the quarter. Also in the third quarter, volume-related fees may decline due to reduced client activity. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The following table presents the value of certain market indices at period end and on an average basis.

Market indices						1Q12 vs.
	1Q11	2Q11	3Q11	4Q11	1Q12	1Q11	4Q11
S&P 500 Index (a)	1326	1321	1131	1258	1408	6%	12%
S&P 500 Index – daily average	1302	1318	1227	1224	1347	3	10
FTSE 100 Index (a)	5909	5946	5128	5572	5768	(2)	4
FTSE 100 Index – daily average	5945	5906	5470	5424	5818	(2)	7
MSCI World Index (a)	1335	1331	1104	1183	1312	(2)	11
MSCI World Index – daily average	1320	1332	1217	1169	1268	(4)	8
Barclays Capital Aggregate BondSM Index (a)	328	341	346	347	351	7	1
NYSE and NASDAQ share volume (in billions)	225	213	250	206	186	(17)	(10)
JPMorgan G7 Volatility Index – daily average (b)	11.07	11.21	12.60	12.95	10.39	(6)	(20)
(a)	Period end.
(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

Fee revenue in Investment Management, and to a lesser extent Investment Services, is impacted by the value of market indices. At March 31, 2012, using the S&P 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1% and fully diluted earnings per common share by $0.03 to $0.05. If global equity markets over- or under-perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2012	Investment Management		Investment Services	Other	Consolidated
(dollar amounts in millions)
Fee and other revenue	$852	(a)	$1,854	$164	$2,870	(a)
Net interest revenue	55		644	66	765
Total revenue	907		2,498	230	3,635
Provision for credit losses	-		16	(11)	5
Noninterest expense	667		1,829	260	2,756
Income (loss) before taxes	$240	(a)	$653	$(19)	$874	(a)
Pre-tax operating margin (b)	26%		26%	N/M	24%
Average assets	$36,475		$215,899	$48,970	$301,344
Excluding amortization of intangible assets:
Noninterest expense	$619		$1,781	$260	$2,660
Income (loss) before taxes	288	(a)	701	(19)	970	(a)
Pre-tax operating margin (b)	32%		28%	N/M	27%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    13

For the quarter ended Dec. 31, 2011
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$767	(a)	$1,781	$240	$2,788	(a)
Net interest revenue	55		634	91	780
Total revenue	822		2,415	331	3,568
Provision for credit losses	-		-	23	23
Noninterest expense	685		1,756	387	2,828
Income (loss) before taxes	$137	(a)	$659	$(79)	$717	(a)
Pre-tax operating margin (b)	17%		27%	N/M	20%
Average assets	$37,163		$228,668	$50,243	$316,074
Excluding amortization of intangible assets:
Noninterest expense	$632		$1,706	$384	$2,722
Income (loss) before taxes	190	(a)	709	(76)	823	(a)
Pre-tax operating margin (b)	23%		29%	N/M	23%
(a)	Total fee and other revenue includes a loss from consolidated investment management funds of $5 million, net of loss attributable to noncontrolling interests of $28 million, for a net impact of $23 million. Income before taxes includes a loss attributable to noncontrolling interests of $28 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2011
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$757	(a)	$2,028	$121	$2,906	(a)
Net interest revenue	51		661	63	775
Total revenue	808		2,689	184	3,681
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	675		1,900	196	2,771
Income (loss) before taxes	$133	(a)	$789	$10	$932	(a)
Pre-tax operating margin (b)	16%		29%	N/M	25%
Average assets	$36,949		$220,930	$53,584	$311,463
Excluding amortization of intangible assets:
Noninterest expense	$622		$1,851	$192	$2,665
Income (loss) before taxes	186	(a)	838	14	1,038	(a)
Pre-tax operating margin (b)	23%		31%	N/M	28%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $32 million, net of noncontrolling interests of $13 million, for a net impact of $19 million. Income before taxes includes noncontrolling interests of $13 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

14    BNY Mellon

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$862	(a)	$1,967	$269	$3,098	(a)
Net interest revenue	48		650	33	731
Total revenue	910		2,617	302	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	694		1,825	297	2,816
Income (loss) before taxes	$215	(a)	$792	$6	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,741		$191,756	$49,983	$278,480
Excluding amortization of intangible assets:
Noninterest expense	$641		$1,775	$292	$2,708
Income (loss) before taxes	268	(a)	842	11	1,121	(a)
Pre-tax operating margin (b)	29%		32%	N/M	29%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million. Income before taxes includes noncontrolling interests of $21 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended March 31, 2011	Investment		Investment
(dollar amounts in millions)	Management		Services	Other	Consolidated
Fee and other revenue	$868	(a)	$1,889	$147	$2,904	(a)
Net interest revenue	52		621	25	698
Total revenue	920		2,510	172	3,602
Noninterest expense	682		1,752	263	2,697
Income (loss) before taxes	$238	(a)	$758	$(91)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,315		$176,162	$44,221	$257,698
Excluding amortization of intangible assets:
Noninterest expense	$627		$1,702	$260	$2,589
Income (loss) before taxes	293	(a)	808	(88)	1,013	(a)
Pre-tax operating margin (b)	32%		32%	N/M	28%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million, for a net impact of $66 million. Income before taxes includes noncontrolling interests of $44 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    15

Investment Management business

(dollar amounts in millions,						1Q12 vs.
unless otherwise noted)	1Q11	2Q11	3Q11	4Q11	1Q12	1Q11	4Q11
Revenue:
Investment management fees:
Mutual funds	$283	$290	$263	$237	$260	(8)%	10%
Institutional clients	319	319	311	299	322	1	8
Wealth management	164	163	157	154	157	(4)	2
Investment management fees	766	772	731	690	739	(4)	7
Performance fees	17	18	11	47	16	(6)	N/M
Distribution and servicing	51	48	41	41	45	(12)	10
Other (a)	34	24	(26)	(11)	52	N/M	N/M
Total fee and other revenue (a)	868	862	757	767	852	(2)	11
Net interest revenue	52	48	51	55	55	6	-
Total revenue	920	910	808	822	907	(1)	10
Provision for credit losses	-	1	-	-	-	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	627	641	622	632	619	(1)	(2)
Income before taxes (ex. amortization of intangible assets)	293	268	186	190	288	(2)	52
Amortization of intangible assets	55	53	53	53	48	(13)	(9)
Income before taxes	$238	$215	$133	$137	$240	1%	75%
Pre-tax operating margin	26%	24%	16%	17%	26%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	36%	33%	26%	26%	36%
Wealth management:
Average loans	$6,825	$6,884	$6,958	$7,209	$7,422	9%	3%
Average deposits	$9,272	$8,996	$10,392	$11,761	$11,491	24%	(2)%

(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45. Additionally, other revenue includes asset servicing and treasury services revenue.
(b)	Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $110 million, $108 million, $99 million, $95 million and $100 million, respectively.
N/M	– Not meaningful.

AUM trends (a)						1Q12 vs.
(in billions)	1Q11	2Q11	3Q11	4Q11	1Q12	1Q11	4Q11
AUM at period end, by product type:
Equity securities	$417	$428	$354	$390	$429	3%	10%
Fixed income securities	362	398	419	437	451	25	3
Money market	337	337	321	328	319	(5)	(3)
Alternative investments and overlay	113	111	104	105	109	(4)	4
Total AUM	$1,229	$1,274	$1,198	$1,260	$1,308	6%	4%
AUM at period end, by client type:
Institutional	$701	$733	$719	$757	$829	18%	10%
Mutual funds	451	462	406	427	404	(10)	(5)
Private client	77	79	73	76	75	(3)	(1)
Total AUM	$1,229	$1,274	$1,198	$1,260	$1,308	6%	4%
Changes in market value of AUM:
Beginning balance	$1,172	$1,229	$1,274	$1,198	$1,260
Net inflows (outflows):
Long-term	31	32	4	16	7
Money market	(5)	(1)	(15)	7	(9)
Total net inflows (outflows)	26	31	(11)	23	(2)
Net market/currency impact	31	14	(65)	39	50
Ending balance	$1,229	$1,274	$1,198	$1,260	$1,308	6%	4%

(a)	Excludes securities lending cash management assets.

16    BNY Mellon

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques and wealth management business. See page 19 of the 2011 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.31 trillion at March 31, 2012 compared with $1.23 trillion at March 31, 2011 and $1.26 trillion at Dec. 31, 2011. The year-over-year increase primarily reflects net new business and higher market values. On a sequential basis, the increase resulted from higher market values.

Net long-term inflows were $7 billion and net short-term outflows were $9 billion in the first quarter of 2012. Long-term inflows benefited from fixed income and active equity assets.

Revenue generated in the Investment Management business includes 45% from non-U.S. sources in the first quarter of 2012 compared with 41% in the first quarter of 2011 and 44% in the fourth quarter of 2011.

In the first quarter of 2012, the Investment Management business had pre-tax income of $240 million compared with $238 million in the first quarter of 2011 and $137 million in the fourth quarter of 2011. Excluding amortization of intangible assets, pre-tax income was $288 million in the first quarter of 2012 compared with $293 million in the first quarter of 2011 and $190 million in the fourth quarter of 2011. Investment Management results compared with both prior periods reflect the impact of changes in equity values, money market fee waivers and net new business.

Investment management fees in the Investment Management business were $739 million in the first quarter of 2012 compared with $766 million in the first quarter of 2011 and $690 million in the fourth quarter of 2011. The year-over-year decrease was driven by higher money market fee waivers, partially offset by net new business. The sequential increase reflects higher market values, lower money market fee waivers and net new business.

Performance fees were $16 million in the first quarter of 2012 compared with $17 million in the first quarter of 2011 and $47 million in the fourth quarter of 2011. The sequential decrease primarily reflects seasonality.

In the first quarter of 2012, 35% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $260 million in the first quarter of 2012 compared with $283 million in the first quarter of 2011 and $237 million in the fourth quarter of 2011. The year-over-year decrease primarily reflects higher money market fee waivers. The sequential increase primarily resulted from lower money market fee waivers, improved equity markets and net new business.

Distribution and servicing fees were $45 million in the first quarter of 2012 compared with $51 million in the first quarter of 2011 and $41 million in the fourth quarter of 2011. The year-over-year decrease primarily reflects higher money market fee waivers. The sequential increase primarily reflects lower money market fee waivers.

Other fee revenue was $52 million in the first quarter of 2012 compared with $34 million in the first quarter of 2011 and a loss of $11 million in the fourth quarter of 2011. Both increases were primarily driven by higher seed capital gains. Sequentially, the increase also reflects a $30 million write-down of an equity investment recorded in the fourth quarter of 2011.

Net interest revenue was $55 million in the first quarter of 2012 compared with $52 million in the first quarter of 2011 and $55 million in the fourth quarter of 2011. The year-over-year increase primarily resulted from higher average loans and deposits. Average loans increased 9% year-over-year and 3% sequentially; average deposits increased 24% year-over-year and decreased 2% sequentially.

Noninterest expense (excluding amortization of intangible assets) was $619 million in the first quarter of 2012 compared with $627 million in the first quarter of 2011 and $632 million in the fourth quarter of 2011. The year-over-year decrease was driven by lower distribution and servicing expense and lower professional, legal and other purchased services. The sequential decrease primarily resulted from lower incentive expense due to seasonally lower performance fees and lower business development expense, partially offset by higher distribution and servicing expense.

BNY Mellon    17

Investment Services business

						1Q12 vs.
(dollar amounts in millions, unless otherwise noted)	1Q11	2Q11	3Q11	4Q11	1Q12	1Q11	4Q11
Revenue:
Investment services fees:
Asset servicing	$890	$943	$894	$858	$915	3%	7%
Issuer services	292	314	401	245	251	(14)	2
Clearing services	292	292	297	278	303	4	9
Treasury services	133	134	132	133	136	2	2
Total investment services fees	1,607	1,683	1,724	1,514	1,605	-	6
Foreign exchange and other trading revenue	209	203	236	196	176	(16)	(10)
Other (a)	73	81	68	71	73	-	3
Total fee and other revenue (a)	1,889	1,967	2,028	1,781	1,854	(2)	4
Net interest revenue	621	650	661	634	644	4	2
Total revenue	2,510	2,617	2,689	2,415	2,498	-	3
Provision for credit losses	-	-	-	-	16	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	1,702	1,775	1,851	1,706	1,781	5	4
Income before taxes (ex. amortization of intangible assets)	808	842	838	709	701	(13)	(1)
Amortization of intangible assets	50	50	49	50	48	(4)	(4)
Income before taxes	$758	$792	$789	$659	$653	(14)%	(1)%
Pre-tax operating margin	30%	30%	29%	27%	26%

Pre-tax operating margin (ex. amortization of intangible assets)	32%	32%	31%	29%	28%

Investment services fees as a percentage of noninterest expense (b)	96%	96%	98%	90%	94%
Securities lending revenue	$27	$52	$32	$35	$39	44%	11%

Metrics:
Average loans	$20,554	$22,891	$22,879	$26,804	$25,902	26%	(3)%
Average deposits	$139,342	$153,863	$181,848	$188,539	$176,811	27%	(6)%

Asset servicing:
New business wins (AUC) (in billions)	$496	$196	$96	$431	$453

Corporate Trust:
Total debt serviced (in trillions)	$11.9	$11.8	$11.9	$11.8	$11.9	-%	1%
Number of deals administered	133,416	133,262	134,843	133,850	133,319	-%	-%

Depositary Receipts:
Number of sponsored programs	1,367	1,386	1,384	1,389	1,391	2%	-%

Clearing services:
DARTS volume (in thousands)	207.2	196.5	207.7	178.7	196.6	(5)%	10%

Average active clearing accounts U.S. (in thousands)	5,289	5,486	5,503	5,429	5,413	2%	-%
Average long-term mutual fund assets (U.S. platform)	$287,682	$306,193	$287,573	$287,562	$306,212	6%	6%
Average margin loans	$6,978	$7,506	$7,351	$7,548	$7,900	13%	5%
Broker-Dealer:
Average collateral management balances (in billions)	$1,806	$1,845	$1,872	$1,866	$1,929	7%	3%

Treasury services:
Global payments transaction volume (in thousands)	10,761	10,944	11,088	10,856	10,838	1%	-%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.

Assets under custody and administration trend						1Q12 vs.
	1Q11	2Q11	3Q11	4Q11	1Q12	1Q11	4Q11
Market value of assets under custody and administration at period-end (in trillions) (a)	$25.5	$26.3	$25.9	$25.8	$26.6	4%	3%
Market value of securities on loan at period-end (in billions) (b)	$278	$273	$250	$269	$265	(5)%	(1)%

(a)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at March 31, 2011, $1.1 trillion at June 30, 2011, $1.0 trillion at Sept. 30, 2011, $1.1 trillion at Dec. 31, 2011 and $1.2 trillion at March 31, 2012.
(b)	Represents the total amount of securities on loan managed by the Investment Services business.

18    BNY Mellon

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, alternative investment services, corporate trust and depositary receipt, as well as clearing services and global payment/working capital solutions to institutional clients. See page 22 of the 2011 Annual Report for additional information on our Investment Services business.

We are one of the leading global securities servicing providers with a total of $26.6 trillion of assets under custody and administration at March 31, 2012. We are the largest custodian for U.S. corporate and public pension plans, and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing over $6.5 trillion in assets. We are the third largest fund administrator in the alternative investment services industry and service 43% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are an industry leader in collateral management, servicing $1.8 trillion as a clearing bank in tri-party balances worldwide at March 31, 2012.

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

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 28 markets. We are one of the largest global providers of performance and risk analytics reporting, with $9.6 trillion in assets under measurement.

BNY Mellon is the leading provider of corporate trust services for all major conventional and structured finance debt categories, and a leading provider of specialty services. We service $11.9 trillion in outstanding debt from 61 locations in 20 countries.

We serve as depositary for 1,391 sponsored American and global depositary receipt programs at March 31, 2012, acting in partnership with leading companies from more than 65 countries – a 62% global market share.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fifth largest Fedwire and fourth largest CHIPS payment processor, processing about 170,000 global payments daily totaling an average of $1.4 trillion.

Pershing, our clearing service, takes a consultative approach, working with more than 1,500 financial organizations and 100,000 investment professionals who collectively represent approximately 5.5 million individual and institutional investors by delivering dependable operational support; robust trading services; flexible technology; an expansive array of investment solutions, including managed accounts, mutual funds and cash management; practice management support; and service excellence.

Role of BNY Mellon, as a trustee, for mortgage-backed securitizations

BNY Mellon acts as trustee and document custodian for certain mortgage-backed security (“MBS”) securitization trusts. The role of trustee for MBS securitizations is limited; our primary role as trustee is to calculate and distribute monthly bond payments to bondholders. As a document custodian, we hold the mortgage, note, and related documents provided to us by the loan originator or seller and provide periodic reporting to these parties. BNY Mellon, either as document custodian or trustee, does not receive mortgage underwriting files (the files that contain information related to the creditworthiness of the borrower). As trustee or custodian, we have no responsibility or liability for the quality of the portfolio; we are liable only for performance of our limited duties as described above and in the trust document. BNY Mellon is indemnified by the servicers or directly from trust assets under the governing agreements. BNY Mellon may appear as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings because the trustee is the nominee owner of the mortgage loans within the trusts.

BNY Mellon    19

Review of financial results

Assets under custody and administration at March 31, 2012 were a record $26.6 trillion, an increase of 4% from $25.5 trillion at March 31, 2011 and 3% from $25.8 trillion at Dec. 31, 2011. Both increases were driven by net new business and higher market values. Assets under custody and administration were comprised of 32% equity securities and 68% fixed income securities at March 31, 2012 and March 31, 2011 and 30% equity securities and 70% fixed income securities at Dec. 31, 2011. Assets under custody and administration at March 31, 2012 consisted of assets related to custody, mutual funds and corporate trust businesses of $21.0 trillion, broker-dealer service assets of $3.5 trillion, and all other assets of $2.1 trillion.

Income before taxes was $653 million in the first quarter of 2012 compared with $758 million in the first quarter of 2011 and $659 million in the fourth quarter of 2011. Income before taxes, excluding amortization of intangible assets, was $701 million in the first quarter of 2012 compared with $808 million in the first quarter of 2011 and $709 million in the fourth quarter of 2011. Investment Services results reflect net new business, changes in equity and fixed income market values, lower foreign exchange fee revenue and the adverse impact of the low interest rate environment.

Revenue generated in the Investment Services businesses includes 36% from non-U.S. sources in the first quarter of 2012, 37% in the first quarter of 2011 and 35% in the fourth quarter of 2011.

Investment services fees decreased $2 million compared with the first quarter of 2011 and increased $91 million, or 6% (unannualized), sequentially.

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $915 million in the first quarter of 2012 compared with $890 million in the first quarter of 2011 and $858 million in the fourth quarter of 2011. Both increases reflect net new business and higher equity markets, as well as higher securities lending revenue driven by wider spreads.

•	Issuer services revenue (Corporate Trust and Depositary Receipts) was $251 million in the first quarter of 2012 compared with $292 million in the first quarter of 2011 and $245 million in the fourth quarter of 2011. The year-over-year decrease primarily resulted from lower money market related fees and lower trust fees related to the weakness in structured products in Corporate Trust and lower Depositary Receipts revenue. Sequentially, higher Depositary Receipts revenue was partially offset by lower Corporate Trust fees.

•

Clearing services revenue (Pershing) was $303 million in the first quarter of 2012 compared with $292 million in the first quarter of 2011 and $278 million in the fourth quarter of 2011. The year-over-year increase was driven by net new business and growth in mutual fund assets and retirement accounts, partially offset by lower trading volumes and higher money market fee waivers. The sequential increase primarily reflects higher trading volumes and growth in mutual fund assets.

Foreign exchange and other trading revenue decreased 16% compared with the first quarter of 2011 and 10% (unannualized) sequentially. The year-over-year decrease primarily reflects lower volumes and volatility, while sequentially, volumes were unchanged and volatility decreased 20%.

Net interest revenue was $644 million in the first quarter of 2012 compared with $621 million in the first quarter of 2011 and $634 million in the fourth quarter of 2011. The year-over-year increase reflects higher average client deposits, partially offset by lower accretion. The sequential increase reflects wider spreads on deposit balances, partially offset by lower accretion.

The provision for credit losses of $16 million in the first quarter of 2012 primarily resulted from a broker-dealer customer that filed for bankruptcy. This charge was previously recorded in the Other segment in the fourth quarter of 2011.

Noninterest expense (excluding amortization of intangible assets) increased 5% compared with the first quarter of 2011 and 4% (unannualized) sequentially. Both increases primarily reflect higher litigation and legal expenses. The sequential increase also reflects higher volume-related expenses and expenses in support of new business, partially offset by expense control initiatives.

20    BNY Mellon

Other segment

(dollars in millions)	1Q11	2Q11	3Q11	4Q11	1Q12
Revenue:
Fee and other revenue	$147	$269	$121	$240	$164
Net interest revenue	25	33	63	91	66
Total revenue	172	302	184	331	230
Provision for credit losses	-	(1)	(22)	23	(11)
Noninterest expense (ex. amortization of intangible assets, restructuring charges and M&I expenses)	249	274	180	245	251
Income (loss) before taxes (ex. amortization of intangible assets, restructuring charges and M&I expenses)	(77)	29	26	63	(10)
Amortization of intangible assets	3	5	4	3	-
Restructuring charges	(6)	(7)	(5)	107	(9)
M&I expenses	17	25	17	32	18
Income (loss) before taxes	$(91)	$6	$10	$(79)	$(19)
Average loans and leases	$11,187	$10,553	$10,652	$10,223	$9,885

See page 24 of the 2011 Annual Report for a description of the Other segment. On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. In the first quarter of 2012, we reclassified the results of the Shareowner Services business to the Other segment from the Investment Services business.

Review of financial results

Income before taxes was a loss of $19 million in the first quarter of 2012 compared with a loss of $91 million in the first quarter of 2011 and a loss of $79 million in the fourth quarter of 2011.

Total fee and other revenue increased $17 million compared with the first quarter of 2011 and decreased $76 million compared with the fourth quarter of 2011. The year-over-year increase reflects higher net securities gains, higher leasing gains and an improved credit valuation adjustment, partially offset by the impact of the sale of the Shareowner Services business. The sequential decrease was driven by the sale of the Shareowner Services business, partially offset by higher net securities gains and higher leasing gains.

Net interest revenue increased $41 million compared with the first quarter of 2011 and decreased $25 million compared with the fourth quarter of 2011. The year-over-year growth reflects increased investments in high-quality investment securities. Sequentially, the decrease was primarily driven by lower average deposits, partially offset by increased investment securities.

Noninterest expense (excluding amortization of intangible assets, restructuring charges and M&I expenses) increased $2 million compared with the first quarter of 2011 and $6 million compared with the fourth quarter of 2011. Both increases were primarily driven by higher incentive expense due to the vesting of long-term awards for retirement-eligible employees and higher pension expense, partially offset by the impact of the sale of the Shareowner Services business.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements contained in the 2011 Annual Report. Our more critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments, other-than-temporary impairment (“OTTI”), goodwill and other intangibles and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2011 Annual Report, pages 29 and 30.
Fair value of financial instruments	2011 Annual Report, pages 30 through 32.
OTTI	2011 Annual Report, page 32. See page 27 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.
Goodwill and other intangibles	2011 Annual Report, pages 32 through 34. Also, see below.
Pension accounting	2011 Annual Report, pages 34 and 35.

BNY Mellon    21

Goodwill and other intangibles

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis, in the second quarter. GAAP also requires that an interim test be done whenever events or circumstances occur that may indicate that it is more likely than not that the fair value of any reporting unit might be less than its carrying value.

The Company performed an interim goodwill test during the fourth quarter of 2011. As of the date of the fourth quarter 2011 interim test, the fair values of six of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Asset Management reporting unit, with $7.7 billion of allocated goodwill, which is one of the two reporting units in the Investment Management segment, exceeded its carrying value by approximately 10%. See “Critical accounting estimates” in the 2011 Annual Report for additional information on the annual and fourth quarter 2011 interim goodwill impairment tests.

Although there was no specific event or circumstance in the first quarter of 2012 that would require an interim test, BNY Mellon conducted an additional goodwill impairment analysis of the Asset Management reporting unit. Using assumptions generally consistent with the interim test conducted in the fourth quarter of 2011, the fair value of this reporting unit was estimated using both an income approach and a market approach. The results of the first quarter 2012 goodwill impairment test of the Asset Management reporting unit indicated that the fair value estimates of the reporting unit exceeded its carrying value by approximately 15%.

For the Asset Management reporting unit, in the future, small changes in the assumptions could produce a non-cash goodwill impairment, which would have no effect on our regulatory capital ratios. In addition to the other factors and assumptions discussed beginning on page 33 of our 2011 Annual Report, certain money market fee waiver practices and changes in the level of assets under management could have an effect on Asset Management broadly, as well as the fair value of this reporting unit.

Consolidated balance sheet review

At March 31, 2012, total assets were $300 billion compared with $325 billion at Dec. 31, 2011. The decrease in consolidated total assets resulted from a reduction in client deposits. Deposits totaled $192 billion at March 31, 2012 and $219 billion at Dec. 31, 2011. At March 31, 2012, total interest-bearing deposits were 54% of total interest-earning assets. Total assets averaged $301 billion in the first quarter of 2012 compared with $258 billion in the first quarter of 2011 and $316 billion in the fourth quarter of 2011. The fluctuations compared with both prior periods primarily reflect changes in the levels of client deposits. Total deposits averaged $192 billion in the first quarter of 2012, $155 billion in the first quarter of 2011 and $207 billion in the fourth quarter of 2011.

At March 31, 2012, we had approximately $40 billion of liquid funds and $66 billion of cash (including approximately $62 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $106 billion of available funds. This compares with available funds of $135 billion at Dec. 31, 2011. Our percentage of liquid assets to total assets was 36% at March 31, 2012 compared with 42% at Dec. 31, 2011. The decreases in available funds and liquid assets to total assets were due to a decline in noninterest-bearing deposits after the sharp increase in deposit levels experienced at year-end relating to global market uncertainties. At March 31, 2012, of our $40 billion in liquid funds, approximately $35 billion are placed in interest-bearing deposits with large, highly rated global financial institutions with a weighted-average life to maturity of approximately 54 days. Of the $35 billion, $5.6 billion was placed with banks in the Eurozone.

Investment securities were $88 billion, or 29% of total assets, at March 31, 2012 compared with $82 billion, or 25% of total assets, at Dec. 31, 2011. The increase primarily reflects larger investments in agency RMBS and state and political subdivision securities, as well as an improvement in the unrealized gain of our investment securities portfolio.

Loans were $43 billion, or 14% of total assets, at March 31, 2012 compared with $44 billion, or 14% of total assets, at Dec. 31, 2011. The decrease in loan levels primarily reflects lower overdrafts, partially offset by an increase in margin loans.

22    BNY Mellon

Long-term debt increased to $20.3 billion at March 31, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the issuance of $1.25 billion of senior notes, partially offset by $750 million of senior debt that matured in the first quarter of 2012.

Total shareholders’ equity applicable to BNY Mellon was $34.0 billion at March 31, 2012 and $33.4 billion at Dec. 31, 2011. The increase in total shareholders’ equity primarily reflects earnings retention and an increase in the value of our investment securities portfolio, partially offset by share repurchases.

BNY Mellon, through its involvement in the Fixed Income Clearing Corporation, settles government securities transactions on a net basis for payment and delivery through the Fedwire system. As a result, at March 31, 2012, the assets and liabilities of BNY Mellon were reduced by $10 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements.

Exposure in Ireland, Italy, Spain and Portugal

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain, and Portugal at March 31, 2012 and Dec. 31, 2011. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this presentation. The liabilities of consolidated investment management funds represent the interest of the noteholders of the funds and are solely dependent on the value of the assets. Any loss in the value of assets of consolidated investment management funds would be incurred by the fund’s noteholders.

At March 31, 2012 and Dec. 31, 2011, BNY Mellon had no exposure to Greece and no sovereign exposure to the countries disclosed below.

Our exposure to Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

See “Risk management” in the 2011 Annual Report for additional information on how our exposures are managed.

BNY Mellon    23

Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at March 31, 2012
(in millions)	Ireland	Italy	Spain	Portugal	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$100	$23	$12	$-	$135
Investment securities (primarily European
Floating Rate Notes) (b)	215	153	28	-	396
Loans and leases (c)	339	64	14	-	417
Trading assets (d)	32	37	16	1	86
Total gross on-balance sheet exposure	686	277	70	1	1,034
Less:
Collateral	70	31	7	1	109
Guarantees	-	2	1	-	3
Total collateral and guarantees	70	33	8	1	112
Total net on-balance sheet exposure	$616	$244	$62	$-	$922
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$223	$-	$-	$-	$223
Letters of credit (f)	49	4	14	-	67
Total gross off-balance sheet exposure	272	4	14	-	290
Less:
Collateral	189	-	14	-	203
Total net off-balance sheet exposure	$83	$4	$-	$-	$87
Total exposure:
Total gross on- and off-balance sheet exposure	$958	$281	$84	$1	$1,324
Less: Total collateral and guarantees	259	33	22	1	315
Total net on- and off-balance sheet exposure	$699	$248	$62	$-	$1,009

(a)	Interest-bearing deposits with banks represent a $99 million placement with an Irish subsidiary of a UK holding company and $36 million of nostro accounts related to our custody business. Subsequent to March 31, 2012, we approved additional short-term placement facilities to four large investment grade banks in Italy and Spain, which could be outstanding from time-to-time.
(b)	Represents $368 million, fair value, of residential mortgage-backed securities located in Ireland, Italy and Spain, of which 75% were investment grade, $25 million, fair value, of investment grade asset-backed CLOs located in Ireland, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $348 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $65 million commercial lease to an Irish company, which was fully collateralized by U.S. Treasuries, a $1 million loan to a financial institution, which was fully collateralized by marketable securities and $3 million of leases to airline manufacturing companies which are under joint and several guarantee arrangements, with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $32 million of receivables primarily due from Irish-domiciled investment funds and $54 million of receivables due from financial institutions in Italy, Spain and Portugal. Cash collateral on the trading assets totaled $4 million in Ireland, $31 million in Italy, $7 million in Spain and $1 million in Portugal.
(e)	Lending-related commitments represent $100 million to an asset manager fully collateralized by marketable securities and $123 million to an insurance company, collateralized by $47 million of marketable securities.
(f)	Represents $49 million of letters of credit extended to an insurance company in Ireland, collateralized by $42 million of marketable securities, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

24    BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2011
(in millions)	Ireland	Italy	Spain	Portugal	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$97	$24	$4	$-	$125
Investment securities (primarily European
Floating Rate Notes) (b)	208	155	27	-	390
Loans and leases (c)	411	3	4	-	418
Trading assets (d)	117	53	16	3	189
Total gross on-balance sheet exposure	833	235	51	3	1,122
Less:
Collateral	102	39	7	3	151
Guarantees	-	3	1	-	4
Total collateral and guarantees	102	42	8	3	155
Total net on-balance sheet exposure	$731	$193	$43	$-	$967
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$273	$-	$-	$-	$273
Letters of credit (f)	-	2	14	-	16
Total gross off-balance sheet exposure	273	2	14	-	289
Less:
Collateral	190	-	14	-	204
Total net off-balance sheet exposure	$83	$2	$-	$-	$85
Total exposure:
Total gross on- and off-balance sheet exposure	$1,106	$237	$65	$3	$1,411
Less: Total collateral and guarantees	292	42	22	3	359
Total net on- and off-balance sheet exposure	$814	$195	$43	$-	$1,052

(a)	Interest-bearing deposits with banks represent a $96 million placement with an Irish subsidiary of a UK holding company and $29 million of nostro accounts related to our custody business.
(b)	Represents $364 million, fair value, of residential mortgage-backed securities, of which 97% were investment grade, $23 million, fair value, of investment grade asset-backed CLOs, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $335 million of overdrafts primarily to Irish domiciled investment funds resulting from our custody business, a $65 million commercial lease fully collateralized by U.S. Treasuries, $15 million of financial institution loans, which were collateralized by marketable securities and $4 million of leases to airline manufacturing companies which are under joint and several guarantee arrangements, with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $117 million of receivables due from Irish domiciled investment funds and $72 million due from financial institutions in Italy, Spain and Portugal. Cash collateral on the trading assets totaled $22 million in Ireland, $39 million in Italy, $7 million in Spain and $3 million in Portugal.
(e)	Lending-related commitments represent $100 million to an asset manager fully collateralized by marketable securities, and $173 million to an insurance company, collateralized by $90 million of marketable securities.
(f)	Represents a $14 million letter of credit extended to an insurance company in Spain fully collateralized by marketable securities. Exposure in Italy represents a $2 million letter of credit extended to a financial institution.

BNY Mellon    25

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

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio			1Q12 change in unrealized gain/(loss)				Fair value as a % of amortized cost(a)	Unrealized gain/(loss)

	Dec. 31, 2011			March 31, 2012
				Amortized cost	Fair value				Ratings
(dollars in millions)	Fair value								AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Not rated
Agency RMBS	$27,493		$53	$33,882	$34,538		102%	$656	100%	-%	-%	-%	-%
U.S. Treasury securities	17,999		(119)	14,920	15,173		101	253	100	-	-	-	-
Sovereign debt/sovereign guaranteed (b)	11,881		53	11,961	12,171		102	210	100	-	-	-	-
Non-agency RMBS (c)	3,179		187	2,868	3,232		68	364	1	1	2	96	-
Non-agency RMBS	1,780		101	2,036	1,787		81	(249)	20	15	12	53	-
European floating rate notes (d)	3,025		26	3,726	3,405		90	(321)	69	23	5	3	-
Commercial MBS	3,003		41	3,052	3,161		104	109	82	16	2	-	-
State and political subdivisions	2,806		(7)	4,055	4,067		101	12	83	14	2	-	1
Foreign covered bonds (e)	2,425		21	3,171	3,207		101	36	99	1	-	-	-
Corporate bonds	1,738		59	1,642	1,696		103	54	14	77	8	1	-
CLO	1,233		14	1,129	1,118		99	(11)	100	-	-	-	-
FDIC-insured debt	1,112		(12)	154	154		100	-	100	-	-	-	-
U.S. Government agency debt	958		3	1,079	1,108		103	29	100	-	-	-	-
Credit cards	397		-	324	328		102	4	20	80	-	-	-
Other	2,709		(31)	3,022	3,058		101	36	44	52	-	1	3
Total investment securities	$81,738	(f)	$389	$87,021	$88,203	(f)	101%	$1,182	88%	6%	1%	5%	-%

(a)	Amortized cost before impairments.
(b)	Primarily comprised of exposure to United Kingdom, France, Germany and Netherlands.
(c)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.
(e)	Primarily comprised of exposure to Germany and Canada.
(f)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $269 million at Dec. 31, 2011 and $20 million at March 31, 2012.

The fair value of our investment securities portfolio was $88.2 billion at March 31, 2012 compared with $81.7 billion at Dec. 31, 2011. The increase in the fair value of the investment securities portfolio primarily reflects a larger investment in agency RMBS and state and political subdivision securities and an increase in the unrealized gain of the investment securities portfolio. In the first quarter of 2012, we received $229 million of paydowns and sold $23 million of sub-investment grade securities.

At March 31, 2012, the total investment securities portfolio had an unrealized pre-tax gain of $1.2 billion compared with $793 million at Dec. 31, 2011. The improvement in the valuation of the investment securities portfolio was primarily driven by higher asset-backed securities prices. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $654 million at March 31, 2012 compared with $417 million at Dec. 31, 2011.

In 2009, we established a Grantor Trust in connection with the restructuring of our investment securities portfolio. The Grantor Trust has been dissolved. The securities held in the former Grantor Trust are included in our investment securities portfolio and were marked down to approximately 60% of face value in 2009. At March 31, 2012, these securities were trading above adjusted amortized cost with a total unrealized pre-tax gain of $364 million compared with $177 million at Dec. 31, 2011.

26    BNY Mellon

At March 31, 2012, 88% of the securities in our portfolio were rated AAA/AA- compared with 89% at Dec. 31, 2011.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At March 31, 2012, we had $1.1 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these securities had a remaining average life of approximately 4.1 years. The accretion of discount related to these securities increased net interest revenue and was recorded on a level yield basis. The discount accretion totaled $81 million in the first quarter of 2012, $102 million in the first quarter of 2011 and $94 million in the fourth quarter of 2011.

Also, at March 31, 2012, we had $2.1 billion of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 4.3 years. For these securities, the amortization of net premium decreased net interest revenue and was recorded on a level yield basis. We recorded net premium amortization of $109 million in the first quarter of 2012, $71 million in the first quarter of 2011 and $95 million in the fourth quarter of 2011.

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses) (in millions)	1Q12	4Q11	1Q11
U.S. Treasury	$38	$33	$-
FDIC-insured debt	10	-	-
Alt-A RMBS	(10)	(39)	5
Prime RMBS	(1)	(10)	9
Subprime RMBS	(3)	(8)	(6)
European floating rate notes	(1)	(20)	(3)
Sovereign debt	7	36	-
Corporate bonds	2	-	-
Other	(2)	5	-
Net securities gains (losses)	$40	$(3)	$5

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2012, this analysis resulted in approximately $21 million of credit losses primarily on Alt-A RMBS, subprime RMBS, other debt securities, prime RMBS and European floating rate notes. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, credit-related impairment charges on these securities would have increased $24 million (pre-tax) or decreased $13 million (pre-tax) in the first quarter of 2012. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At March 31, 2012, the investment securities portfolio includes $100 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2012. The unrealized loss on these securities was $321 million at March 31, 2012, an improvement of 7% compared with $347 million at Dec. 31, 2011.

European floating rate notes at March 31, 2012 (a)
			Total fair
(in millions)	RMBS	Other	value
United Kingdom	$1,313	$267	$1,580
Netherlands	1,050	49	1,099
Ireland	187	25	212
Italy	153	-	153
Luxembourg	-	146	146
Australia	95	-	95
Germany	1	77	78
Spain	28	-	28
France	4	10	14
Total	$2,831	$574	$3,405

(a)	69% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon    27

Loans

Total exposure – consolidated	March 31, 2012			Dec. 31, 2011
		Unfunded	Total		Unfunded	Total
(in billions)	Loans	commitments	exposure	Loans	commitments	exposure
Non-margin loans:
Financial institutions	$11.0	$14.6	$25.6	$11.1	$15.5	$26.6
Commercial	1.2	16.6	17.8	1.3	16.3	17.6
Subtotal institutional	12.2	31.2	43.4	12.4	31.8	44.2
Wealth management loans and mortgages	7.3	1.5	8.8	7.3	1.5	8.8
Commercial real estate	1.4	1.8	3.2	1.5	1.5	3.0
Lease financing	2.6	-	2.6	2.6	-	2.6
Other residential mortgages	1.9	-	1.9	1.9	-	1.9
Overdrafts	3.7	-	3.7	4.8	-	4.8
Other	0.8	0.1	0.9	0.7	-	0.7
Subtotal non-margin loans	29.9	34.6	64.5	31.2	34.8	66.0
Margin loans	13.1	0.8	13.9	12.8	0.7	13.5
Total	$43.0	$35.4	$78.4	$44.0	$35.5	$79.5

At March 31, 2012, total exposures were $78.4 billion, a decrease of 1% from $79.5 billion at Dec. 31, 2011, primarily reflecting lower overdrafts and financial institutions exposure, partially offset by an increase in margin loans and commercial exposure.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 55% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

	March 31, 2012					Dec. 31, 2011
Financial institutions portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$5.6	$1.6	$7.2	83%	96%	$6.3	$1.9	$8.2
Securities industry	4.4	2.2	6.6	92	95	3.8	2.6	6.4
Insurance	0.1	4.3	4.4	98	33	0.1	4.6	4.7
Asset managers	0.8	3.5	4.3	99	83	0.8	3.2	4.0
Government	-	1.5	1.5	94	27	-	1.6	1.6
Other	0.1	1.5	1.6	98	59	0.1	1.6	1.7
Total	$11.0	$14.6	$25.6	92%	76%	$11.1	$15.5	$26.6

The financial institutions portfolio exposure was $25.6 billion at March 31, 2012 compared with $26.6 billion at Dec. 31, 2011. The decrease primarily reflects a decrease in loans to banks.

Financial institution exposures are high quality, with 92% meeting the investment grade equivalent criteria of our rating system at March 31, 2012. These exposures are generally short-term. Of these exposures, 76% expire within one year, and 40% expire within 90 days. In addition, 46% of the financial institution exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating classification generally caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our exposure to banks is predominantly to investment grade counterparties in developed countries. Non-investment grade bank exposures are short term in nature supporting our global trade finance and U.S. dollar-clearing businesses in developing countries.

28    BNY Mellon

The asset manager portfolio exposures are high quality, with 99% meeting our investment grade equivalent ratings criteria as of March 31, 2012.

These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	March 31, 2012					Dec. 31, 2011
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.3	$5.8	$6.1	91%	17%	$0.3	$5.7	$6.0
Energy and utilities	0.3	4.9	5.2	96	12	0.3	4.8	5.1
Services and other	0.5	4.4	4.9	90	23	0.5	4.5	5.0
Media and telecom	0.1	1.5	1.6	89	15	0.2	1.3	1.5
Total	$1.2	$16.6	$17.8	92%	17%	$1.3	$16.3	$17.6

The commercial portfolio exposure increased 1% to $17.8 billion at March 31, 2012 from $17.6 billion at Dec. 31, 2011, reflecting an increase in unfunded commitments.

Our goal is to maintain a predominantly investment grade portfolio. The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percentage of the portfolios that are investment grade	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012
Financial institutions	91%	91%	92%	93%	92%
Commercial	90%	91%	91%	91%	92%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high-risk portfolios. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy has resulted in 92% of our financial institutions and commercial portfolios rated as investment grade at March 31, 2012.

Wealth management loans and mortgages

Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at March 31, 2012.

At March 31, 2012, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 23%; California – 18%; Massachusetts – 17%; Florida – 8%; and other – 34%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.2 billion at March 31, 2012 and $3.0 billion at Dec. 31, 2011.

At March 31, 2012, 59% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 62% secured by residential buildings, 15% secured by office buildings, 11% secured by retail properties and 12% secured by other categories. Approximately 94% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

BNY Mellon    29

At March 31, 2012, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 44%; investment grade REITs – 39%; and other – 17%.

Lease financings

The leasing portfolio exposure totaled $2.6 billion and includes $186 million of airline exposures at March 31, 2012 compared with $2.6 billion of leasing exposures, including $197 million of airline exposures, at Dec. 31, 2011. At March 31, 2012, approximately 89% of the leasing exposure was investment grade, or investment grade equivalent, unchanged from Dec. 31, 2011.

At March 31, 2012, the $2.4 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At March 31, 2012, our exposure to the airline industry consisted of $69 million to major U.S. carriers, $104 million to foreign airlines and $13 million to U.S. regional airlines.

Despite the significant improvement in revenues and yields that the U.S domestic airline industry achieved in the past year, high fuel prices pose a significant challenge for these carriers. Combined with their high fixed cost operating models and extremely high debt levels, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.9 billion at both March 31, 2012 and Dec. 31, 2011. Included in this portfolio at March 31, 2012 are $570 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2012, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination, and 28% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At March 31, 2012, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans also include $5 billion related to a term loan program that offers fully collateralized loans to broker-dealers.

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

30    BNY Mellon

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Margin loans	$13,144	$12,760	$9,369
Non-margin loans	29,884	31,219	30,643
Total loans	$43,028	$43,979	$40,012
Beginning balance of allowance for credit losses	$497	$498	$571
Provision for credit losses	5	23	-
Net (charge-offs) recoveries:
Other residential mortgages	(8)	(14)	(16)
Commercial	-	-	1
Foreign	-	(2)	-
Commercial real estate	-	(1)	(3)
Financial institutions	-	(7)	1
Net (charge-offs)	$(8)	$(24)	$(17)
Ending balance of allowance for credit losses	$494	$497	$554
Allowance for loan losses	$386	$394	$467
Allowance for lending-related commitments	$108	$103	$87
Allowance for loan losses as a percentage of total loans	0.90%	0.90%	1.17%
Allowance for loan losses as a percentage of non-margin loans	1.29%	1.26%	1.52%
Total allowance for credit losses as a percentage of total loans	1.15%	1.13%	1.38%
Total allowance for credit losses as a percentage of non-margin loans	1.65%	1.59%	1.81%

Net charge-offs were $8 million in the first quarter of 2012, $24 million in the fourth quarter of 2011, and $17 million in the first quarter of 2011. Net charge-offs in these periods were primarily driven by other residential mortgages.

The provision for credit losses was $5 million in the first quarter of 2012 compared with no provision for credit losses in the first quarter of 2011 and $23 million in the fourth quarter of 2011. The decrease from the fourth quarter of 2011 primarily relates to a broker-dealer customer that filed for bankruptcy in the fourth quarter of 2011. We anticipate the quarterly provision for credit losses to be approximately $0 to $15 million in the second quarter of 2012.

The total allowance for credit losses was $494 million at March 31, 2012 and remained stable compared with $497 million at Dec. 31, 2011. The total allowance for credit losses at March 31, 2011 was $554 million. The decrease from March 31,

2011 primarily resulted from a decline in criticized assets.

The ratio of the total allowance for credit losses to non-margin loans was 1.65% at March 31, 2012, 1.59% at Dec. 31, 2011 and 1.81% at March 31, 2011. The ratio of the allowance for loan losses to non-margin loans was 1.29% at March 31, 2012, 1.26% at Dec. 31, 2011 and 1.52% at March 31, 2011. The increase in these ratios at March 31, 2012 compared with Dec. 31, 2011 resulted from a decrease in non-margin loans.

We had $13.1 billion of secured margin loans on our balance sheet at March 31, 2012 compared with $12.8 billion at Dec. 31, 2011. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

We utilize a quantitative methodology and qualitative framework for determining the allowance for credit losses.

The three elements of the quantitative methodology are:

•	an allowance for impaired credits of $1 million or greater;
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

Our lending is primarily to institutional customers. As a result, our loans are generally larger than $1 million. Therefore, the first element, impaired credits, is based on individual analysis of all impaired loans of $1 million or greater. The allowance is measured by the difference between the recorded value of impaired loans and their impaired value. Impaired value is either the present value of the expected future cash flows from the borrower, the market value of the loan or the fair value of the collateral.

BNY Mellon    31

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

Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio. The qualitative framework is used to determine an additional allowance for each portfolio based on the factors below:

Internal risk factors:

•	Nonperforming loans to total non-margin loans;
•	Criticized assets to total loans and lending-related commitments;
•	Ratings volatility;
•	Borrower concentration; and
•	Significant concentration in high-risk industry.

Environmental risk factors:

•	U.S. non-investment grade default rate;
•	Unemployment rate; and
•	Change in real GDP (quarter-over-quarter).

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of these three elements and our qualitative framework, we have allocated our allowance for credit losses as follows:

Allocation of allowance to our portfolio	March 31, 2012	Dec. 31, 2011	March 31, 2011
Other residential mortgages	33%	31%	39%
Commercial	20	18	18
Financial institutions	11	13	3
Lease financing	12	13	17
Foreign	10	12	12
Commercial real estate	7	7	6
Wealth management (a)	7	6	5
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $65 million, while if each credit were rated one grade worse, the allowance would have increased by $106 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $44 million, while if the loss given default were one rating better, the allowance would have decreased by $39 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $3 million, respectively.

32    BNY Mellon

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	March 31, 2012	Dec. 31, 2011
Nonperforming loans:
Other residential mortgages	$188	$203
Commercial real estate	39	40
Wealth management	35	32
Commercial	32	21
Financial institutions	14	23
Foreign	10	10
Total nonperforming loans	$318	$329
Other assets owned	13	12
Total nonperforming assets (a)	$331	$341
Nonperforming assets ratio	0.77%	0.78%
Nonperforming assets ratio, excluding margin loans	1.11	1.09
Allowance for loan losses/nonperforming loans	121.4	119.8
Allowance for loan losses/nonperforming assets	116.6	115.5
Total allowance for credit losses/nonperforming loans	155.3	151.1
Total allowance for credit losses/nonperforming assets	149.2	145.7

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $180 million at March 31, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	March 31, 2012	Dec. 31, 2011
Balance at beginning of period	$341	$344
Additions	36	69
Return to accrual status	(13)	(8)
Net charge-offs	(8)	(24)
Paydowns/sales	(22)	(37)
Transferred to other real estate owned	(3)	(3)
Balance at end of period	$331	$341

Nonperforming assets were $331 million at March 31, 2012, a decrease of $10 million compared with Dec. 31, 2011. The decrease primarily resulted from repayments of $9 million in the financial institutions portfolio and sales of $9 million of other residential mortgage loans, net charge-offs of $8 million of other residential mortgage loans and $13 million of other residential mortgage loans that returned to accrual status, partially offset by additions of $36 million. Additions in the first quarter of 2012 included $19 million of residential mortgage loans, $13 million of commercial loans and $3 million of wealth management loans.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $192.5 billion at March 31, 2012 compared with $219.1 billion at Dec. 31, 2011. The decrease reflects a decline in noninterest-bearing deposits after the sharp increase in deposit levels experienced at year-end relating to global market uncertainties.

Noninterest-bearing deposits were $65.0 billion at March 31, 2012 compared with $95.3 billion at Dec. 31, 2011. Interest-bearing deposits were $127.5 billion at March 31, 2012 compared with $123.8 billion at Dec. 31, 2011.

Short-term borrowings

We fund ourselves primarily through deposits and, to a lesser extent, other borrowings, which are comprised of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper, other borrowed funds and long-term debt. Certain other borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor and an additional discussion on the Parent’s reliance on short-term borrowings.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Maximum daily balance during the quarter	$15,636	$11,717	$7,451
Average daily balance	$8,584	$8,008	$5,172
Weighted-average rate during the quarter	(0.02)%	(0.07)%	0.07%
Ending balance	$8,285	$6,267	$5,435
Weighted-average rate at period end	(0.03)%	(0.05)%	0.12%

BNY Mellon    33

Federal funds purchased and securities sold under repurchase agreements were $8.3 billion at March 31, 2012, $6.3 billion at Dec. 31, 2011 and $5.4 billion at March 31, 2011. Average federal funds purchased and securities sold under repurchase agreements were $8.6 billion in the first quarter of 2012, $8.0 billion in the fourth quarter of 2011 and $5.2 billion in the first quarter of 2011. The higher average federal funds purchased and securities sold under repurchase agreements in the first quarter of 2012 was primarily a function of attractive overnight repo rate opportunities. The maximum daily balance in the first quarter of 2012 was $15.6 billion and resulted from the same attractive overnight borrowing opportunities. At March 31, 2012 and Dec. 31, 2011 as well as the first quarter of 2012 and the fourth quarter of 2011, we earned revenue on securities sold under repurchase agreements related to certain securities for which we were able to charge a higher rate for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Maximum daily balance during the quarter	$14,176	$14,481	$12,188
Average daily balance	$13,123	$13,508	$10,534
Weighted-average rate during the quarter (a)	0.11%	0.08%	0.10%
Ending balance	$12,959	$12,671	$10,550
Weighted-average rate at period end	0.12%	0.09%	0.10%
(a)	The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $7,555 million in the first quarter of 2012, $8,023 million in the fourth quarter of 2011 and $6,701 million in the first quarter of 2011.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds, payable on demand. Payables to customers and broker-dealers were $13.0 billion at March 31, 2012, $12.7 billion at Dec. 31, 2011 and $10.6 billion at March 31, 2011. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Maximum daily balance during the quarter	$1,126	$46	$75
Average daily balance	$67	$23	$15
Weighted-average rate during the quarter	0.08%	0.03%	0.03%
Ending balance	$1,070	$10	$13
Weighted-average rate at period end	0.11%	0.03%	0.03%

Commercial paper outstanding was $1.1 billion at March 31, 2012, $10 million at Dec. 31, 2011 and $13 million at March 31, 2011. The increase compared with Dec. 31, 2011 was driven by attractive short-term borrowing opportunities and Parent funding requirements. Average commercial paper outstanding was $67 million in the first quarter of 2012, $23 million in the fourth quarter of 2011 and $15 million in the first quarter of 2011. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Maximum daily balance during the quarter	$5,506	$4,273	$4,187
Average daily balance	$2,512	$2,109	$1,806
Weighted-average rate during the quarter	0.81%	0.95%	1.62%
Ending balance	$2,062	$2,174	$1,161
Weighted-average rate at period end	1.13%	1.15%	1.83%

Other borrowed funds primarily include: term federal funds purchased under agreements to resell; borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of sub-custodian account balances in our Investment Services business. Overdrafts in these accounts typically relate to timing differences for settlements. Other borrowed funds were $2.1 billion at March 31, 2012, $2.2 billion at Dec. 31, 2011 and $1.2 billion at March 31, 2011. Fluctuations between periods reflect overdrafts of sub-custodian accounts.

34    BNY Mellon

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

Potential uses of liquidity include withdrawals of customer deposits and client drawdowns on unfunded credit or liquidity facilities. We actively monitor unfunded lending-related commitments, thereby reducing unanticipated funding requirements.

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We have begun to monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at March 31, 2012.

We also perform stress tests to verify sufficient funding capacity is accessible under multiple stress scenarios.

Available funds are defined as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds, including liquid funds, at period end and on an average basis. The decline in available funds at March 31, 2012 compared with Dec. 31, 2011 resulted from a lower level of client deposits.

Available and liquid funds	March 31,	Dec. 31,	Average
(in millions)	2012	2011	1Q12	4Q11	1Q11
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$34,854	$36,321	$35,095	$43,628	$57,637
Federal funds sold and securities purchased under resale agreements	5,437	4,510	5,174	5,271	4,514
Total liquid funds	40,291	40,831	40,269	48,899	62,151
Cash and due from banks	4,333	4,175	4,271	4,695	4,094
Interest-bearing deposits with the Federal Reserve and other central banks	62,030	90,243	63,526	72,118	20,367
Total available funds	$106,654	$135,249	$108,066	$125,712	$86,612
Total available funds as a percentage of total assets	36%	42%	36%	40%	34%

BNY Mellon    35

On an average basis for the first quarter of 2012 and the first quarter of 2011, non-core sources of funds, such as money market rate accounts, certificates of deposits greater than $100,000, federal funds purchased, trading liabilities and other borrowings, were $16.6 billion and $15.5 billion, respectively. The increase year-over-year primarily reflects higher levels of federal funds purchased and securities sold under repurchase agreements and other borrowings, partially offset by lower levels of money market rate accounts and trading liabilities. Average foreign deposits, primarily from our European-based Investment Services business, were $86.7 billion and $77.4 billion for the first quarter of 2012 and the first quarter of 2011. Domestic savings and other time deposits averaged $34.4 billion for the first quarter of 2012 compared with $33.4 billion for the first quarter of 2011. Both increases reflect growth in client deposits.

Average payables to customers and broker-dealers were $7.6 billion for the first quarter of 2012 and $6.7 billion for the first quarter of 2011. Long-term debt averaged $20.5 billion in the first quarter of 2012 and $17.0 billion in the first quarter of 2011. The increase in average long-term debt was driven by planned capital actions and anticipated maturities. Average noninterest-bearing deposits increased to $66.6 billion in the first quarter of 2012 from $38.6 billion in the first quarter of 2011, reflecting growth in client deposits. A significant reduction in our Investment Services businesses would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market; and
•	access to the long-term debt and equity markets.

Our bank subsidiaries can declare dividends to the Parent of approximately $3.8 billion, subsequent to March 31, 2012, without the need for a regulatory waiver. In addition, at March 31, 2012, non-bank subsidiaries of the Parent had liquid assets of approximately $1.3 billion.

In the first quarter of 2012, BNY Mellon’s quarterly cash dividend was $0.13 per common share. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 20 of the Notes to Consolidated Financial Statements contained in the 2011 Annual Report.

For the quarter ended March 31, 2012, the Parent’s quarterly average commercial paper borrowings were $67 million compared with $15 million for the quarter ended March 31, 2011. The Parent had cash of $5.4 billion at March 31, 2012 compared with $4.6 billion at Dec. 31, 2011. The Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper issued by the Parent was $1.1 billion at March 31, 2012 and $10 million at Dec. 31, 2011. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2012 decreased $0.2 billion compared with Dec. 31, 2011.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the first quarter of 2012, we repurchased 17.3 million common shares in the open market at an average price of $21.53 per share for a total of $371 million.

While the Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to receive dividends from its bank subsidiaries or issue debt, our practice has been to maintain sufficient cash for the next 24 months. The Parent’s use of short-term unsecured funding sources such as commercial paper is limited. As of March 31, 2012, the Parent was in compliance with its liquidity policy.

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

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2012, were as follows:

36    BNY Mellon

Debt ratings at March 31, 2012

	Moody’s	Standard & Poor’s	Fitch	DBRS
Parent:
Long-term senior debt	Aa3	A+	AA-	AA (low)
Subordinated debt	A1	A	A+	A (high)
Trust preferred securities	A2	BBB	BBB+	A (high)
Short-term	P1	A-1	F1+	R-1(middle)
The Bank of New York Mellon:
Long-term senior debt	Aa1	AA-	AA-	AA
Long-term deposits	Aa1	AA-	AA	AA
Short-term deposits	P1	A-1+	F1+	R-1 (high)
BNY Mellon, N.A.:
Long-term senior debt	Aa1	AA-	AA-(a)	AA
Long-term deposits	Aa1	AA-	AA	AA
Short-term deposits	P1	A-1+	F1+	R-1 (high)
Outlook:	Negative	Negative	Stable	Stable

(a)	Represents senior debt issuer default rating.

In April 2010, Moody’s announced that regulatory changes in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could result in lower debt and deposit ratings for U.S. banks and other financial institutions whose ratings currently benefit from assumed government support. Currently, the ratings for the Parent benefit from one notch of “lift” and The Bank of New York Mellon and BNY Mellon, N.A. benefit from two notches of “lift” as a result of the rating agency’s government support assumptions. Moody’s continues to evaluate whether to reduce its support assumptions to below pre-financial crisis levels for banks that currently benefit from ratings uplift.

In March 2012, Moody’s downgraded BNY Mellon’s long-term senior and subordinated debt and trust-preferred securities ratings as well as the long-term debt and deposit ratings of the bank subsidiaries. The Parent’s long-term senior debt rating declined from Aa2 to Aa3. The long-term senior debt ratings of both The Bank of New York Mellon and BNY Mellon, N.A. declined from Aaa to Aa1. All short-term ratings for BNY Mellon were affirmed at Prime-1 and are unaffected by this action.

In April 2012, Standard & Poor’s, Fitch and DBRS reaffirmed all of our debt ratings.

Long-term debt increased to $20.3 billion at March 31, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the issuance of $750 million of senior notes maturing in 2015 at an annual interest rate of 1.20% and $500 million of senior notes maturing in 2021 at an annual interest rate of 3.55%, partially offset by $750 million of senior debt that matured in the first quarter of 2012.

The Parent has $2.7 billion of long-term debt that will mature in the remainder of 2012 and has the option to call $119 million of subordinated debt in the remainder of 2012, which it may call and refinance if market conditions are favorable.

At March 31, 2012, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, including $850 million of trust preferred securities that are currently callable. These securities qualify as Tier 1 capital. Any decision to call these securities will be based on interest rates, the availability of cash and capital, and regulatory conditions, as well as the implementation of the Dodd-Frank Act, which will disqualify certain of these trust preferred securities from being treated as Tier 1 capital over a three-year period beginning Jan. 1, 2013.

Our outstanding trust preferred securities include $500 million of 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities issued by Mellon Capital IV. After a remarketing that is expected to occur in May 2012, the Mellon Capital IV trust preferred securities are expected to pay distributions at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.565% for the related distribution period; and (ii) 4.000%.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity plus trust preferred securities. Our double leverage ratio was 107.7% at March 31, 2012 and 107.3% at Dec. 31, 2011. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $1.085 billion, extended by 19 financial institutions, matured in March 2012. Average daily borrowing against this line was $216 million in the first quarter of 2012. In March 2012, we executed a new committed line of credit of $750 million extended by 17 financial institutions that matures in March 2013. There were no borrowings under this

BNY Mellon    37

line in the first quarter of 2012. Additionally, Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2012. The average borrowing against this line of credit was less than $1 million during the first quarter of 2012. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. Average daily borrowing under these lines was $937 million, in aggregate, during the first quarter of 2012. See “Liquidity and dividends” in the 2011 Annual Report for a description of the covenants required to be maintained by the Parent for the committed line of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit of $233 million, extended by five financial institutions, matured in March 2012. We did not renew this committed line of credit. There were no borrowings under this line during the first quarter of 2012. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate and an overdraft facility of $250 million. Average daily borrowing under these lines was $55 million, in aggregate, during the first quarter of 2012.

Statement of cash flows

Cash provided by operating activities was $114 million for the three months ended March 31, 2012 compared with $426 million for the three months ended March 31, 2011. In the first three months of 2012, earnings and changes in trading activities, partially offset by changes in accruals and other balances, were a significant source of funds. In the first three months of 2011, earnings and changes in accruals and other balances, partially offset by changes in trading activities, were a significant source of funds.

Through March 31, 2012, cash provided by investing activities was $24.4 billion compared with cash used for investing activities of $16.5 billion in the first three months of 2011. In the first three months of 2012, decreases in interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks, as well as sales, paydowns and maturities of securities, were significant sources of funds, partially offset by purchases of securities. In the first three months of 2011, increases in interest-bearing deposits with banks, and with the Federal Reserve and other central banks, and purchases of securities were a significant use of funds, partially offset by sales, paydowns and maturities of securities.

In the first three months of 2012, cash used for financing activities was $24.4 billion compared with cash provided by financing activities of $16.4 billion in the first three months of 2011. In the first three months of 2012, a decrease in deposits was a significant use of funds, partially offset by an increase in federal funds purchased and securities sold under repurchase agreements, proceeds from the issuance of long-term debt and an increase in commercial paper. In the first three months of 2011, an increase in deposits and federal funds purchased and securities sold under repurchase agreements and proceeds from the issuance of long-term debt were a significant source of funds partially offset by a decrease in other borrowed funds.

38    BNY Mellon

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Average common equity to average assets	11.2%	10.7%	12.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	11.3%	10.3%	12.5%
Total BNY Mellon shareholders’ equity – GAAP	$34,000	$33,417	$33,258
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$13,326	$12,787	$12,005
Book value per common share – GAAP	$28.51	$27.62	$26.78
Tangible book value per common share – Non-GAAP (a)	$11.17	$10.57	$9.67
Closing common stock price per share	$24.13	$19.91	$29.87
Market capitalization	$28,780	$24,085	$37,090
Common shares outstanding	1,192,716	1,209,675	1,241,724

Cash dividends per common share	$0.13	$0.13	$0.09
Dividend yield (annualized)	2.2%	2.6%	1.2%
Common dividend payout ratio	25%	31%	18%
(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for the reconciliation of GAAP to Non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2011, primarily reflecting earnings retention and the increase in the value of our investment securities portfolio resulting from higher asset-backed securities prices, partially offset by share repurchases.

During the first quarter of 2012, we repurchased 17.3 million shares in the open market at an average price of $21.53 per share for a total of $371 million. In March 2012, BNY Mellon received confirmation that the Federal Reserve did not object to our 2012 comprehensive capital plan. Our 2012 capital plan includes the repurchase of up to $1.16 billion of outstanding common stock and the continuation of the 13 cents per share quarterly cash dividend.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in accumulated other comprehensive income was $654 million at March 31, 2012 compared with $417 million at Dec. 31, 2011. The increase in the valuation of the investment securities portfolio was driven by higher asset-backed securities prices.

On April 18, 2012, the Board of Directors declared a quarterly dividend of $0.13 per common share. This cash dividend was paid on May 8, 2012, to shareholders of record as of the close of business on April 30, 2012.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as well capitalized.

As of March 31, 2012 and Dec. 31, 2011, BNY Mellon and our bank subsidiaries were considered well capitalized on the basis of the Basel I Total and Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Basel I Tier 1 capital to quarterly average assets as defined for regulatory purposes).

BNY Mellon    39

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios

	Well capitalized	Adequately capitalized	March 31, 2012	Dec. 31, 2011	March 31, 2011
Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A	7.6%	7.1%	6.1%
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	N/A	N/A	6.5	6.4	5.9

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A	13.9%	13.4%	12.4%
Tier 1 capital	6%	N/A	15.6	15.0	14.0
Total capital	10	N/A	17.5	17.0	16.8
Leverage – guideline	5	N/A	5.6	5.2	6.1

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%	14.8%	14.3%	11.9%
Total capital	10	8	18.0	17.7	15.6
Leverage	5	3	5.7	5.3	5.6
(a)	Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(b)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 45 for a calculation of this ratio.
(c)	When in this Form 10-Q we refer to BNY Mellon’s or a bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”.

N/A – Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

Our estimated Basel III Tier 1 common equity ratio was 7.6% at March 31, 2012 compared with 7.1% at Dec. 31, 2011. The improvement in the ratio was driven by earnings retention, an increase in the value of our investment securities portfolio and lower risk-weighted assets, partially offset by share repurchases.

At March 31, 2012, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the “well capitalized” guidelines are as follows.

Capital above guidelines at March 31, 2012
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$9,649	$7,636
Total capital	7,529	7,012
Leverage	1,631	1,672

Failure to satisfy regulatory standards, including “well-capitalized” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2011 Annual Report on Form 10-K in Item 1 (Business–Supervision and Regulation–Regulated Entities of BNY Mellon) and Item 1A (Risk Factors–Supervisory Standards–Failure to satisfy regulatory standards, including ‘well-capitalized’ status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition.)

Our Basel I Tier 1 capital ratio was 15.6% at March 31, 2012 compared with 15.0% at Dec. 31, 2011 and 14.0% at March 31, 2011. The increase from Dec. 31, 2011 primarily reflects earnings retention and lower risk-weighted assets. Our Basel I Tier 1 leverage ratio was 5.6% at March 31, 2012 compared with 5.2% at Dec. 31, 2011. The leverage ratio of The Bank of New York Mellon was 5.7% at March 31, 2012 compared with 5.3% at Dec. 31, 2011. The improvement in the leverage ratio of both BNY Mellon and The Bank of New York Mellon reflect a lower level of average assets driven by a decrease in average noninterest-bearing client deposits, and earnings retention.

The Basel I Tier 1 capital ratio varies depending on the size of the balance sheet at quarter end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of client and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility, our balance sheet size may increase considerably as client deposit levels increase.

40    BNY Mellon

In the first quarter of 2012, we generated $680 million of gross Basel I Tier 1 common equity, which was primarily driven by earnings retention.

Basel I Tier 1 common equity generation
	Quarter ended
(in millions)	March 31, 2012	Dec. 31, 2011
Net income applicable to common shareholders of The Bank of New
York Mellon Corporation – GAAP	$619	$505
Add: Amortization of intangible assets, net of tax	61	66
Gross Basel I Tier 1 common equity generated	680	571
Less capital deployed:
Dividends	158	159
Common stock repurchases	371	69
Goodwill and intangible assets related to acquisitions/dispositions	-	(241)
Total capital deployed	529	(13)
Add: Other	146	(114)
Net Basel I Tier 1 common equity generated	$297	$470

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at March 31, 2012.

Potential impact to capital ratios as of March 31, 2012
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk- weighted assets/ quarterly average assets (a)
Basel I:
Tier 1 capital	10	bp	15	bp
Total capital	10		17
Leverage	4		2

Basel III:
Estimated Tier 1 common equity ratio	6	bp	5	bp
(a)	Quarterly average assets determined under Basel I regulatory guidelines.

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 6.5% at March 31, 2012 compared with 6.4% at Dec. 31, 2011 and 5.9% at March 31, 2011. The increase compared with Dec. 31, 2011 was primarily driven by earnings retention.

At March 31, 2012, we had approximately $1.7 billion of trust preferred securities outstanding, net of issuance costs, including $500 million 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV. After a remarketing that is expected to occur in May 2012, the Mellon Capital IV trust preferred securities are expected to pay distributions at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.565% for the related distribution period; and (ii) 4.000%.

BNY Mellon    41

The following table presents the components of our Basel I Tier 1 and Total risk-based capital at March 31, 2012, Dec. 31, 2011 and March 31, 2011, respectively.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Tier 1 capital:
Common shareholders’ equity	$34,000	$33,417	$33,258
Trust preferred securities	1,669	1,659	1,686
Adjustments for:
Goodwill and other intangibles (b)	(20,674)	(20,630)	(21,253)
Pensions/cash flow hedges	1,397	1,426	1,035
Securities valuation allowance	(663)	(450)	(303)
Merchant banking investments	(34)	(33)	(21)
Total Tier 1 capital	15,695	15,389	14,402
Tier 2 capital:
Qualifying unrealized gains on equity securities	2	2	7
Qualifying subordinated debt	1,414	1,545	2,281
Qualifying allowance for credit losses	494	497	554
Total Tier 2 capital	1,910	2,044	2,842
Total risk-based capital	$17,605	$17,433	$17,244
Total risk-weighted assets	$100,763	$102,255	$102,887
Average assets for leverage capital purposes	$281,281	$296,484	$237,320
(a)	On a regulatory basis as determined under Basel I guidelines.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,428 million at March 31, 2012, $1,459 million at Dec. 31, 2011 and $1,658 million at March 31, 2011, and deferred tax liabilities associated with tax deductible goodwill of $972 million at March 31, 2012, $967 million at Dec. 31, 2011 and $862 million at March 31, 2011.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio on a fully phased-in basis.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a) (dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Total Tier 1 capital – Basel I	$15,695	$15,389	$14,402
Less: Trust preferred securities	1,669	1,659	1,686
Adjustments related to available-for-sale securities and pension liabilities included in accumulated other comprehensive income (b)	700	944	729
Adjustments related to equity method investments (b)	571	555	524
Net pension fund assets (b)	100	90	409
Other	(2)	(3)	-
Total estimated Basel III Tier 1 common equity	$12,657	$12,144	$11,054

Total risk-weighted assets – Basel I	$100,763	$102,255	$102,887
Add: Adjustments (c)	65,997	67,813	77,199
Total estimated Basel III risk-weighted assets	$166,760	$170,068	$180,086

Estimated Basel III Tier 1 common equity ratio – Non-GAAP	7.6%	7.1%	6.1%
(a)	Our estimated Basel III Tier 1 common equity ratio – Non-GAAP reflects our current interpretation of the Basel III rules. Our estimated Basel III Tier 1 common equity ratio could change in the near future as the U.S. regulatory agencies implement Basel III or if our businesses change.
(b)	Basel III does not add back to capital the adjustment to other comprehensive income that Basel I and Basel II make for pension liabilities and available-for-sale securities. Also, under Basel III, pension assets recorded on the balance sheet and adjustments related to equity method investments are a deduction from capital.
(c)	Primary differences between Basel I and Basel III include: the determination of credit risk under Basel I uses predetermined risk weights and asset classes, while under Basel III it includes borrower credit ratings and internal risk models; the treatment of securitizations that fall below investment grade receive a significantly higher risk-weighting under Basel III than Basel I; also, Basel III risk-weighted assets include adjustments for operational risk, market risk, counterparty credit risk and equity exposures.

42    BNY Mellon

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VaR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers and other market sensitivity measures. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the periods indicated:

VaR (a)	1st Quarter 2012			March 31,
(in millions)	Average	Minimum	Maximum	2012
Interest rate	$9.7	$6.0	$13.0	$8.2
Foreign exchange	3.3	1.8	4.8	3.1
Equity	2.3	1.4	3.4	2.1
Credit	-	-	-	-
Diversification	(4.4)	N/M	N/M	(4.4)
Overall portfolio	10.9	6.8	14.8	9.0

VaR (a)	4th Quarter 2011			Dec. 31,
(in millions)	Average	Minimum	Maximum	2011
Interest rate	$11.7	$9.0	$15.7	$12.1
Foreign exchange	3.4	1.6	5.9	1.9
Equity	3.9	2.6	5.8	3.1
Credit	-	-	-	-
Diversification	(5.7)	N/M	N/M	(5.8)
Overall portfolio	13.3	8.9	18.2	11.3

VaR (a)	1st Quarter 2011			March 31,
(in millions)	Average	Minimum	Maximum	2011
Interest rate	$4.8	$3.0	$8.4	$6.3
Foreign exchange	1.8	0.4	3.0	2.2
Equity	2.6	1.8	6.1	2.6
Credit	0.2	0.2	0.3	0.2
Diversification	(3.5)	N/M	N/M	(3.8)
Overall portfolio	5.9	4.1	8.4	7.5

(a)	VaR figures do not reflect the impact of CVA guidance in ASC 820. This is consistent with the Regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the first quarter of 2012, interest rate risk generated 63% of average VaR, foreign exchange risk generated 22% of average VaR and equity risk generated 15% of average VaR. During the first quarter of 2012, our daily trading loss did not exceed our calculated VaR amount on any given day.

BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the first quarter of 2012, the volatility of this index decreased approximately 35 basis points from the fourth quarter of 2011.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
(dollar amounts in millions)	Quarter ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012
Revenue range:	Number of days
Less than $(2.5)	1	-	-	-	-
$(2.5) - $0	2	1	2	1	1
$0 - $2.5	21	20	21	19	25
$2.5 - $5.0	29	31	26	33	32
More than $5.0	9	12	15	8	4

(a)	Distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge.

Foreign exchange and other trading

Under our mark-to-market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ASC 820—Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At March 31, 2012, our over-the-counter (“OTC”) derivative assets of $4.7 billion included a CVA deduction of $111 million, including $8 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $5.6 billion included a debit valuation adjustment (“DVA”) of $22 million related to our own credit spread. Net of hedges, the CVA decreased $16 million and the DVA decreased $5

BNY Mellon    43

million in the first quarter of 2012. The net impact of these adjustments increased foreign exchange and other trading revenue by $11 million in the first quarter of 2012.

In the fourth quarter of 2011, net of hedges, the CVA decreased $33 million and the DVA decreased $9 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $24 million.

In the first quarter of 2011, net of hedges, the CVA decreased $7 million and the DVA decreased $4 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $3 million.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012
Rating:
AAA to AA-	51%	51%	48%	47%	45%
A+ to A-	18	17	19	21	25
BBB+ to BBB-	21	21	23	24	21
Noninvestment grade
(BB+ and lower)	10	11	10	8	9
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

Asset/liability management

Our diversified business activities include processing securities, accepting deposits, investing in securities, lending, raising money as needed to fund assets and other transactions. The market risks from these activities are interest rate risk and foreign exchange risk. Our primary market risk is exposure to movements in U.S. dollar interest rates and certain foreign currency interest rates. We actively manage interest rate sensitivity and use earnings simulation and discounted cash flow models to identify interest rate exposures.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at March 31, 2012 (dollar amounts in millions)
up 200 bps parallel rate shift vs. baseline (a)	$552
up 100 bps parallel rate shift vs. baseline (a)	381
Long-term up 50 bps, short-term unchanged (b)	110
Long-term down 50 bps, short-term unchanged (b)	(109)
(a)	In the parallel rate shift, both short-term and long-term rates move equally.
(b)	Long-term is equal to or greater than one year.

bps—basis points.

The 100 basis point ramp scenario assumes rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of

44    BNY Mellon

changes in interest rates on depositor behavior based on historical experience. Given the exceptionally low interest rate environment, a rise in interest rates could lead to higher depositor withdrawals than historically experienced.

Growth or contraction of deposits could also be affected by the following factors:

•	Global economic uncertainty, particularly in Europe;
•	Our ratings relative to other financial institutions’ ratings;
•	Money market mutual fund reform; and
•	Extension of existing unlimited FDIC insurance on transaction accounts.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests, support agreements, and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business; securities lending indemnifications issued as part of our servicing and fiduciary businesses; and support agreements issued to customers in our Investment Services businesses. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Tier 1 common equity to risk-weighted assets excludes trust preferred securities, which will be phased out of Tier 1 regulatory capital beginning in

2013. Unlike the Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio on a basis that is representative of how it currently understands the Basel III rules. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position. Additionally, the presentation of the Basel III Tier 1 common equity ratio allows investors to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies. See “Capital” for a reconciliation of total Tier 1 capital – Basel I to total estimated Basel III Tier 1 common equity and total risk-weighted assets – Basel I to total estimated Basel III risk-weighted assets.

BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented revenue measures which exclude the effect of net securities gains (losses) and noncontrolling interests related to consolidated investment management funds and other revenue related to the Shareowner Services business, which was sold on Dec. 31, 2011; and expense measures which exclude restructuring charges, M&I expenses and amortization of intangible assets. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to certain ongoing charges as a result of prior

BNY Mellon    45

transactions or where we have incurred other charges unrelated to operational initiatives. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. BNY Mellon also presents 2011 revenue results excluding fee and other revenue relating to Shareowner Services so that an investor may compare those results with 2012 revenue, which does not include the Shareowner Services business.

With regard to the exclusion of net securities gains (losses), BNY Mellon’s primary businesses are Investment Management and Investment Services. The management of these businesses is evaluated on the basis of the ability of these businesses to generate fee and net interest revenue and to control expenses, and not on the results of BNY Mellon’s investment securities portfolio. The investment securities portfolio is managed within the Other segment. The primary objective of the investment securities portfolio is to generate net interest revenue from the liquidity generated by BNY Mellon’s processing businesses. BNY Mellon does not generally originate or trade the securities in the investment securities portfolio. Restructuring charges relate to our operational excellence initiatives and migrating positions to global growth centers. Excluding these charges permits investors to view expense on a basis consistent with how management views the business.

The presentation of income (loss) of consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests related to the consolidation of certain investment management funds, permits investors to view revenue on a basis consistent with prior periods. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and business-level basis.

46    BNY Mellon

Return on common equity and tangible common equity
(dollars in millions)	1Q12	4Q11	1Q11
Net income applicable to common shareholders of The Bank of New York Mellon
Corporation – GAAP	$619	$505	$625
Add: Amortization of intangible assets, net of tax	61	66	68
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	680	571	693
Less: Net securities gains (losses)	N/A	N/A	3
Add: Restructuring charges	(6)	67	(5)
M&I expenses	12	21	11
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, net securities gains (losses), restructuring charges and M&I expenses – Non-GAAP	$686	$659	$696

Average common shareholders’ equity	$33,718	$33,761	$32,827
Less: Average goodwill	17,962	18,044	18,121
Average intangible assets	5,121	5,333	5,664
Add: Deferred tax liability – tax deductible goodwill	972	967	862
Deferred tax liability – non-tax deductible intangible assets	1,428	1,459	1,658
Average tangible common shareholders’ equity – Non-GAAP	$13,035	$12,810	$11,562

Return on common equity – GAAP (a)	7.4%	5.9%	7.7%
Return on common equity excluding amortization of intangible assets, net securities gains (losses), restructuring charges and M&I expenses – Non-GAAP (a)	8.2%	7.7%	8.6%

Return on tangible common equity – Non-GAAP (a)	21.0%	17.7%	24.3%
Return on tangible common equity excluding net securities gains (losses), restructuring charges and M&I expenses – Non-GAAP (a)	21.2%	20.4%	24.4%

(a)	Annualized.

N/A – Not applicable.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	1Q12	4Q11	1Q11
Income before income taxes – GAAP	$885	$689	$949
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	11	(28)	44
Add: Amortization of intangible assets	96	106	108
Restructuring charges	(9)	107	(6)
M&I expenses	18	32	17
Income before income taxes excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, restructuring charges and M&I expenses – Non-GAAP	$979	$962	$1,024

Fee and other revenue – GAAP	$2,838	$2,765	$2,838
Income of consolidated investment management funds – GAAP	43	(5)	110
Net interest revenue – GAAP	765	780	698
Total revenue – GAAP	3,646	3,540	3,646
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	11	(28)	44
Total revenue excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,635	$3,568	$3,602

Pre-tax operating margin (a)	24%	19%	26%
Pre-tax operating margin excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, restructuring charges and M&I expenses – Non-GAAP (a)	27%	27%	28%

(a)	Income before taxes divided by total revenue.

BNY Mellon    47

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	March 31, 2012	Dec. 31, 2011	March 31, 2011
BNY Mellon common shareholders’ equity at period end – GAAP	$34,000	$33,417	$33,258
Less: Goodwill	18,002	17,904	18,156
Intangible assets	5,072	5,152	5,617
Add: Deferred tax liability – tax deductible goodwill	972	967	862
Deferred tax liability – non-tax deductible intangible assets	1,428	1,459	1,658
Tangible common shareholders’ equity at period end – Non-GAAP	$13,326	$12,787	$12,005

Total assets at period end – GAAP	$300,169	$325,266	$266,444
Less: Assets of consolidated investment management funds	11,609	11,347	14,699
Subtotal assets of operations – Non-GAAP	288,560	313,919	251,745
Less: Goodwill	18,002	17,904	18,156
Intangible assets	5,072	5,152	5,617
Cash on deposit with the Federal Reserve and other central banks (a)	61,992	90,230	24,613
Total tangible assets of operations at period end – Non-GAAP	$203,494	$200,633	$203,359

BNY Mellon common shareholders’ equity to total assets – GAAP	11.3%	10.3%	12.5%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations – Non-GAAP	6.5%	6.4%	5.9%

Period-end common shares outstanding (in thousands)	1,192,716	1,209,675	1,241,724

Book value per common share	$28.51	$27.62	$26.78
Tangible book value per common share – Non-GAAP	$11.17	$10.57	$9.67
(a)	Assigned a zero percent risk weighting by the regulators.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio (dollars in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Total Tier 1 capital – Basel I	$15,695	$15,389	$14,402
Less: Trust preferred securities	1,669	1,659	1,686
Total Tier 1 common equity	$14,026	$13,730	$12,716

Total risk-weighted assets – Basel I	$100,763	$102,255	$102,887

Basel I Tier 1 common equity to risk-weighted assets ratio	13.9%	13.4%	12.4%

The following table presents income from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	1Q12	4Q11	1Q11
Income (loss) of consolidated investment management funds	$43	$(5)	$110
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	11	(28)	44
Income from consolidated investment management funds,net of noncontrolling interests	$32	$23	$66

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	1Q12	4Q11	1Q11
Investment management and performance fees	$22	$20	$31
Other (Investment income)	10	3	35
Income from consolidated investment management funds,net of noncontrolling interests	$32	$23	$66

48    BNY Mellon

The following table presents fee and other revenue excluding the impact of the Shareowner Services business.

Fee and other revenue excluding Shareowner Services				1Q12 vs.
(dollars in millions)	1Q12	4Q11	1Q11	1Q11	4Q11
Investment services fees:
Asset servicing	$943	$885	$917	3%	7%
Issuer services	251	245	292	(14)	2
Clearing services	303	278	292	4	9
Treasury services	136	134	134	1	1
Total investment services fees	1,633	1,542	1,635	-	6
Investment management and performance fees	745	730	764	(2)	2
Foreign exchange and other trading revenue	191	227	197	(3)	(16)
Distribution and servicing	46	42	53	(13)	10
Financing-related fees	44	37	41	7	19
Investment income	102	69	67	52	48
Other income	37	(21)	14	N/M	N/M
Total fee revenue	2,798	2,626	2,771	1	7
Net securities gains (losses)	40	(3)	5	N/M	N/M
Total fee and other revenue	$2,838	$2,623	$2,776	2%	8%

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU 2011-11 - Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after Jan. 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

Proposed Accounting Standards

Proposed ASU – Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities

In May 2010, the FASB issued a proposed ASU, “Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities.” Under this proposed ASU, most financial instruments would be measured at fair value in the balance sheet. In January 2011, the FASB preliminarily determined not to require certain financial assets to be measured at fair value on the balance sheet.

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

BNY Mellon    49

The FASB reached tentative decisions in other areas, including classification and measurement of financial liabilities and the equity method of accounting.

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

Supplementary Document – Impairment

On Jan. 31, 2011, the FASB issued a Supplementary Document, “Impairment.” The Supplementary Document proposes to replace the incurred loss impairment model under U.S. GAAP with an expected loss impairment model. The document focuses on when and how credit impairment should be recognized. The proposal is limited to open portfolios of assets, such as portfolios that are constantly changing through originations, purchases, transfers, write-offs, sales and repayments. The proposal in the Supplementary Document would apply to loans and debt instruments under U.S. GAAP that are managed on an “open” portfolio basis, provided they are not measured at fair value with changes in fair value recognized in net income. In the second quarter of 2011, the FASB and the IASB revised the model from a two-category approach for splitting the debt investment portfolio to a three category approach to better reflect the general pattern of credit quality deterioration. The FASB and the IASB continue to develop the revised impairment model. An exposure draft with the new proposed model is targeted for 2012.

Proposed ASU – Revenue from Contracts with Customers

In June 2010, the FASB issued a proposed ASU, “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and the IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In 2011, the FASB and the IASB revised several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations and deferring contract origination costs.

In November 2011, the FASB re-exposed the proposed ASU with a comment period ending on March 13, 2012. A final standard is expected to be issued in the second half of 2012 or the first quarter of 2013. A retrospective application transition method would be required, but the FASB and IASB provided certain “transition reliefs” to reduce the burden on preparers. The FASB and IASB tentatively decided that the effective date of the proposed standard would not be earlier than annual reporting periods beginning on or after Jan. 1, 2015. The FASB decided to prohibit early application while the IASB decided to permit early application.

Proposed ASU – Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis”. This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to de-consolidate a substantial portion of the CLOs we

50    BNY Mellon

currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. Comments on this proposed ASU were due on Feb. 15, 2012.

Proposed ASU – Testing Indefinite-Lived Intangible Assets for Impairment

In January 2012, the FASB issued a proposed ASU “Testing Indefinite-Lived Intangible Assets for Impairment”. This proposed ASU provides guidance on indefinite-lived intangible asset impairment testing with the intention of simplifying the impairment assessment and reducing the recurring costs to comply with existing guidance while improving the consistency of testing methods among long-lived asset categories. The proposed ASU would allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment would not be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset’s fair value is less than its carrying amount. This proposed ASU would be effective for annual and interim impairment tests performed for fiscal years beginning after June 15, 2012. Early adoption would be permitted. Comments on this proposed ASU were due on April 24, 2012.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of-use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially measure the residual asset as an allocation of the carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term, using the rate the lessor charges the lessee. The FASB is expected to reexpose the standard during 2012. A final standard is expected in 2013.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

Regulatory developments

Evolving regulatory environment

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector. It will significantly change the system of oversight described under “Business – Supervision and Regulation” in Part I, Item 1 of our 2011 Annual Report on Form 10-K. Many aspects of the law are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact and increased expenses to BNY Mellon or across the industry.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III is also described below and under “Business – Supervision and Regulation” in Part I, Item 1 of our 2011 Annual Report on Form 10-K.

We are currently assessing the following regulatory developments, which may have an impact on BNY Mellon’s business.

BNY Mellon    51

Federal Reserve’s Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies

As required by the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) makes recommendations to the Federal Reserve as to enhanced supervision and prudential standards applicable to large, interconnected financial institutions, including bank holding companies (“BHCs”) like BNY Mellon, with total consolidated assets of $50 billion (often referred to as “systemically important financial institutions”). The FSOC also authorizes the Federal Reserve to establish such standards either on its own or upon the recommendations of the FSOC. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies. In December 2011, the Federal Reserve issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for:

•	risk-based capital requirements and leverage limits;
•	stress testing of capital;
•	liquidity requirements;
•	overall risk management requirements; and
•	concentration/credit exposure limits.

Comments on the proposed rules, which we refer to as the “Proposed SIFI Rules”, were due by April 30, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with other regulatory reforms. The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements applicable to BHCs that have total consolidated assets of $50 billion or more. The proposed remediation rules are designed to require action beginning in the earlier stages of a company’s financial distress based on certain triggers, including capital and leverage, stress test results, liquidity and risk management. We are analyzing the impact of the Proposed SIFI Rules on our businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized.

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve and FDIC have jointly issued a final rule that requires certain organizations, including each BHC with consolidated assets of

$50 billion or more, to report periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as The Bank of New York Mellon, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure.

The two resolution plan rules are complementary and we are currently developing our initial resolution plans. We have been notified that our initial plans are required to be submitted to the regulators by Oct. 1, 2012. Following the initial submissions, we are required to submit annual resolution plans by July 1 of each subsequent year.

Federal Reserve’s Comprehensive Capital Analysis and Review

In November 2011, the Federal Reserve published a final rule requiring BHCs (including BNY Mellon) with $50 billion or more of total consolidated assets to submit annual capital plans to their respective Federal Reserve Bank. The capital analysis and review process provided for in the rule is known as the Comprehensive Capital Analysis and Review, or “CCAR”. The capital plans are required to be submitted on an annual basis. Such BHCs will also be required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve. Covered BHCs, including BNY Mellon, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. The rules provide that the Federal Reserve may object to a capital plan if the plan does not show that the covered BHC will meet all minimum regulatory capital ratios and maintain a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5% on a pro forma basis

52    BNY Mellon

under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5%. As part of this process, BNY Mellon also provides the Federal Reserve with projections covering the time period it will take us to fully comply with Basel III guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements, as described further under “Capital and liquidity requirements – Basel III”. Our capital plan was submitted on Jan. 9, 2012. On March 13, 2012, BNY Mellon received notice that the Federal Reserve did not object to our capital plan for 2012, which includes the repurchase of up to $1.16 billion of outstanding common stock and the continuation of our 13 cents per share quarterly cash dividend.

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

The Proposed SIFI Rules referenced earlier include specific stress testing requirements, including the requirement to run stress tests under a severely adverse scenario provided by the Federal Reserve. It also would require a semi-annual mid-year stress analysis.

Volcker Rule

The section in the Dodd-Frank Act that is commonly referenced as the “Volcker Rule” requires the U.S. financial regulatory agencies to adopt implementing rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds, private equity funds and other designated funds (“covered funds”). The Federal regulators proposed rules to implement the Volcker Rule, and until those rules are finalized, their application and impact will remain uncertain. However, if adopted as proposed, the rules could limit our ability to provide seed capital to launch new covered funds and our ability to process certain transactions as custodian for covered funds for which we are sponsor/manager. The Federal Reserve recently issued guidance that gives banks and their affiliates until July 21, 2014 to bring their covered activities and investments into conformance with the regulations of the Volcker Rule, which have yet to be finalized and adopted.

Proposed rules removing references to credit ratings

The Dodd-Frank Act requires that all Federal agencies remove from their regulations references to and requirements of reliance on credit ratings and replace them with appropriate alternatives for evaluating creditworthiness. The Federal banking agencies have recently issued notices of proposed rulemaking (“NPRs”) (and applicable related guidance) in connection with implementing these requirements. In December 2011, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a joint NPR applicable to certain U.S. banking organizations with significant trading operations that proposed standards of creditworthiness to be used in place of credit ratings when calculating the specific risk capital requirements for covered debt and securitization positions. In November 2011, the OCC issued an NPR that proposed replacing references to credit ratings with alternative standards of creditworthiness for areas of OCC regulations such as regulations pertaining to investment securities, securities offerings, and foreign bank capital equivalency deposits. The comment period for these two NPRs closed Feb. 3, 2012 and Dec. 29, 2011, respectively.

Task Force on Tri-Party Repo Infrastructure

Regulatory agencies worldwide have begun to re-examine systemic risks to various financial markets. One of the markets that regulatory agencies are reviewing, and in which we participate as a clearing and custody bank, is the tri-party repurchase transaction market, or “tri-party repo market.” The Federal Reserve Bank of New York sponsored a Task Force on Tri-Party Repo Infrastructure Reform to examine the risks in the tri-party repo market and to decide what changes should be implemented so that such risks may be mitigated or avoided in future financial crises. The Task Force issued its final report regarding the tri-party repo market on Feb. 15, 2012. BNY Mellon is working to implement the Task Force’s recommendations on its tri-party repo business activities.

BNY Mellon    53

Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which is available at http://www.newyorkfed.org/tripartyrepo/margin_data.html.

Capital and liquidity requirements

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee. The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as Basel II that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. In the United States, regulators are mandating the adoption of Basel II for “core” banks such as BNY Mellon and its depository institution subsidiaries. The only approach available to “core” banks is the Advanced Internal Ratings Based approach for credit risk and the Advanced Measurement Approach for operational risk. Additional information on Basel II and Basel III is presented below.

Basel II

In the United States, Basel II became effective on April 1, 2008. Under the final rule, 2009 was the first year for a bank to begin its first of three transitional floor periods during which banks subject to the final rule calculate their capital requirements under both the old guidelines and new guidelines. In response to Section 171 of the Dodd-Frank Act, the federal banking regulatory agencies adopted a final rule that establishes a floor for the risk-based capital requirements applicable to the largest, internationally active banking organizations. Generally, the impact of this rule is that the banking agencies have amended their capital rules to provide that minimum capital, as required under the Basel I-based rules, will act as a floor for minimum capital requirements calculated in accordance with U.S. Basel II rules. Accordingly, the transition for “core” banks to calculations only under the Basel II-based requirements is being eliminated.

We have implemented the Basel II Standardized Approach in the United Kingdom, Belgium, Luxembourg and Ireland. In the United States, BNY Mellon began the Basel II parallel run in the second quarter of 2010. Our capital models are currently with the Federal Reserve for their approval. Under the Basel II guidelines, our risk-weighted assets for credit risk exposures are expected to decline. However, we expect the decline in credit exposure to be more than offset by the Basel II requirement that operational risk be included in risk-weighted assets. Under Basel I, securitizations that fall below investment grade are included in risk-weighted assets. Under Basel II, securitizations that fall below investment grade are deducted 50% from Tier 1 and 50% from total capital.

Based on our current estimates for Basel II at March 31, 2012, our Tier 1 and Total capital ratios would have exceeded well-capitalized guidelines.

Basel III

Under Basel III standards, when fully phased in on Jan. 1, 2019, banking institutions will be required to satisfy four risk-based capital ratios:

•	A Tier 1 common equity ratio of at least 7.0%, 4.5% attributable to a minimum Tier 1 common equity ratio and 2.5% attributable to a “capital conservation buffer”;
•	A Tier 1 capital ratio of at least 6.0%, exclusive of the capital conservation buffer (8.5% upon full implementation of the capital conservation buffer);
•	A total capital ratio of at least 8.0%, exclusive of the capital conservation buffer (10.5% upon full implementation of the capital conservation buffer); and
•

As a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to average balance sheet exposures plus certain average off-balance sheet exposures.

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

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a Tier 1 common equity ratio above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation.

54    BNY Mellon

The phase-in of the new rules is to commence on Jan. 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% Tier 1 common equity to risk-weighted assets;
•	4.5% Tier 1 capital to risk-weighted assets; and
•	8.0% Total capital to risk-weighted assets.

The phase-in of the capital conservation buffer will commence on Jan. 1, 2016, and the rules will be fully phased in by Jan. 1, 2019.

On July 19, 2011, the Basel Committee issued a consultative document setting forth proposals to apply a new Tier 1 common equity surcharge to certain global systemically important banks (“G-SIBs”), and on Nov. 4, 2011 the Basel Committee issued final provisions substantially unchanged from the proposals. In its Proposed SIFI Rules, the Federal Reserve indicated that it intends to propose, in a separate rulemaking, a Tier 1 common equity surcharge for G-SIBs based on the Basel Committee’s proposal. G-SIBs subject to the surcharge would be identified by application of a quantitative “indicator-based approach” comprised of five broad categories of indicators – cross-jurisdictional activity, size, interconnectedness, substitutability and complexity. Each G-SIB would initially be assigned to one of four “buckets”, with the capital surcharges for those buckets ranging from 1% to 2.5%. There would be an additional 3.5% bucket that would initially be empty but that could be applied to a G-SIB that increases materially its global systemic importance in the future, for example, by increasing total assets. The G-SIB equity surcharge provisions, like the rest of Basel III and the Dodd-Frank Act provisions referenced above, are subject to interpretation and implementation by U.S. regulatory authorities. In a companion release on Nov. 4, 2011 addressing progress on a variety of financial regulatory reforms relating to globally systemically important financial institutions, the Financial Stability Board released a list of 29 such institutions that included BNY Mellon and indicated that it used the G-SIB surcharge methodology in creating the list.

Under Basel III, certain items, to the extent they exceed 10% of Tier 1 common equity individually, or 15% of Tier 1 common equity in the aggregate, would be deducted from our capital. These items include:

•	Deferred tax assets dependent on future taxable income; and
•	Significant investments in unconsolidated financial institutions.

At March 31, 2012, BNY Mellon did not exceed either threshold.

Also, pension assets recorded on the balance sheet are a deduction from capital, and Basel III does not add back to capital the adjustment to other comprehensive income that Basel I and Basel II make for pension liabilities and available-for-sale securities.

Similar to Basel II, the Basel III proposal also incorporates the risk-weighted asset impact of operational risk, which will be partially offset by a decline in credit exposure.

Additionally, Basel III changes the treatment of securitizations that fall below investment grade. Under Basel II guidelines, securitizations that fall below investment grade are deducted equally from Tier 1 and total capital. However, under Basel III, banking institutions will be required to apply a 1,250% risk weight to these securitizations and include them as a component of risk-weighted assets.

Our fee-based model enables us to maintain a relatively low risk asset mix, primarily composed of high-quality securities, central bank deposits, liquid placements and predominantly investment grade loans. As a result of our asset mix, we have the flexibility to manage to a lower level of risk-weighted assets over time.

Given that the Basel III rules are subject to change, we cannot be certain of the impact of new regulations on our capital ratios. At March 31, 2012, our Tier 1 common equity ratio was 7.6%.

Capital disclosure requirements

In December 2011, the Basel Committee issued a consultative document on the Definition of capital disclosure requirements, which proposes disclosure requirements that aim to improve the transparency and comparability of a bank’s capital base. The consultative document included the following:

BNY Mellon    55

•	A common template for banks to use in reporting the breakdown of their regulatory capital when the transition period for the phasing-in of deductions ends on Jan. 1, 2018;
•	A 3-step approach for banks to follow to ensure that there is full reconciliation of all regulatory capital elements back to the published financial statements;
•	A common template for banks to use to meet the Basel III requirement to provide a description of the main features of capital instruments;
•

Proposals on how banks should meet the Basel III requirement to provide the full terms and conditions of capital instruments on their websites and the requirement to report the calculation of any ratios involving components of regulatory capital; and

•	A template for banks to use during the transition period.

The Basel Committee proposes that banks comply with the disclosure requirements set out in the consultative document from the date of publication of their first set of financial statements relating to a balance sheet date on or after Jan. 1, 2013 (with the exception of the post-Jan. 1, 2018 template). Furthermore, it is proposed that banks publish this disclosure with the same frequency as the publication of their financial statements. The deadline for comments on the proposals was on Feb. 17, 2012.

IFRS

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the United States, which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally accepted accounting standards. The adoption of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs.

In November 2008, the SEC proposed a “roadmap” for phasing in mandatory IFRS filings by U.S. public companies. The roadmap is conditional on progress towards milestones that would demonstrate improvements in both the infrastructure of international standard setting and the preparation of the U.S. financial reporting community.

In February 2010, the SEC issued a statement confirming their position that they continue to believe that a single set of high-quality, globally accepted accounting standards would benefit U.S. investors. The SEC continues to support the dual goals of improving financial reporting in the United States and reducing country-by-country disparities in financial reporting. The SEC is developing a work plan to aid in its evaluation of the impact of IFRS on the U.S. securities market.

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

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. Such countries include Belgium, Brazil, the Netherlands, Australia, Hong Kong, Canada and South Korea.

Proposed Update to Internal Controls – Integrated Framework

In December 2011, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued for public comment a proposed update to Internal Control—Integrated Framework. The original Framework, issued in 1992, is used by most U.S. public companies and many others to evaluate and report on the effectiveness of their internal control over external financial reporting.

56    BNY Mellon

Since the original Framework was introduced, business has become increasingly global and complex. Regulatory regimes also have expanded, and additional forms of external reporting are emerging. The COSO Board has updated the original Framework to make it more relevant to investors and other stakeholders.

The more significant proposed changes to the original Framework include: applying a principles-based approach, clarifying the role of objective-setting in internal control, reflecting the increased relevance of technology, enhancing governance concepts, expanding the objectives of financial reporting, enhancing consideration of anti-fraud expectations, and considering different business models and organizational structures.

Comments on the proposed revised Framework were accepted through March 31, 2012. The final document is expected to be issued by the end of 2012.

Government monetary policies and competition

Government monetary policies

The Federal Reserve Board has the primary responsibility for U.S. monetary policy. Its actions have an important influence on the demand for credit and investments and the level of interest rates, and thus on the earnings of BNY Mellon.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Investment Management business competes with asset management firms, hedge funds, investment banking companies, and other financial services companies, including trust banks, brokerage firms, and insurance companies. These firms and companies may be domiciled domestically or internationally. Our Investment Services business competes with domestic and foreign banks that offer institutional trust, custody and cash management products, as well as a wide range of technologically capable service providers, such as data processing and other firms that rely on automated data transfer services for institutional and retail customers. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience.

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

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. See Item 1, “Business – Competition” and Item 1A “Risk Factors – Competition – We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in our 2011 Annual Report on Form 10-K.

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

•	Financial statements and footnotes prepared using Extensible Business Reporting Language (“XBRL”);

BNY Mellon    57

•	Our earnings releases and selected management conference calls and presentations; and
•

Our Corporate Governance Guidelines, Directors Code of Conduct and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk, Technology and Corporate Social Responsibility Committees of our Board of Directors.

The contents of the website listed above or any other websites referenced herein are not incorporated into this Quarterly Report on Form 10-Q.

The SEC reports, the Corporate Governance Guidelines, Directors Code of Conduct and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286.

58    BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Fee and other revenue
Investment services fees:
Asset servicing	$943	$885	$917
Issuer services	251	287	351
Clearing services	303	278	292
Treasury services	136	134	134
Total investment services fees	1,633	1,584	1,694
Investment management and performance fees	745	730	764
Foreign exchange and other trading revenue	191	228	198
Distribution and servicing	46	42	53
Financing-related fees	44	38	43
Investment income	102	69	67
Other	37	77	14
Total fee revenue	2,798	2,768	2,833
Net securities gains (losses) – including other-than-temporary impairment	73	(108)	(22)
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	33	(105)	(27)
Net securities gains (losses)	40	(3)	5
Total fee and other revenue	2,838	2,765	2,838
Operations of consolidated investment management funds
Investment income	153	108	222
Interest of investment management fund note holders	110	113	112
Income (loss) of consolidated investment management funds	43	(5)	110
Net interest revenue
Interest revenue	912	925	848
Interest expense	147	145	150
Net interest revenue	765	780	698
Provision for credit losses	5	23	-
Net interest revenue after provision for credit losses	760	757	698
Noninterest expense
Staff	1,453	1,382	1,424
Professional, legal and other purchased services	299	322	283
Net occupancy	147	159	153
Software	119	129	122
Distribution and servicing	101	96	111
Furniture and equipment	86	84	84
Sub-custodian	70	62	68
Business development	56	75	56
Other	320	274	277
Subtotal	2,651	2,583	2,578
Amortization of intangible assets	96	106	108
Restructuring charges	(9)	107	(6)
Merger and integration expenses	18	32	17
Total noninterest expense	2,756	2,828	2,697
Income
Income before income taxes	885	689	949
Provision for income taxes	254	211	279
Net income	631	478	670
Net (income) loss attributable to noncontrolling interests (includes $(11), $28 and $(44) related to consolidated investment management funds, respectively)	(12)	27	(45)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$619	$505	$625

BNY Mellon    59

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Reconciliation of net income to the net income applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended
	March 31, 2012	Dec. 31, 2011	March 31, 2011
Net income	$631	$478	$670
Net (income) loss attributable to noncontrolling interests	(12)	27	(45)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	619	505	625
Less: Earnings allocated to participating securities	8	6	6
Change in the excess of redeemable value over the fair value of noncontrolling interests	(6)	(1)	6
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per share	$617	$500	$613

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended
	March 31, 2012	Dec. 31, 2011	March 31, 2011
Basic	1,193,931	1,204,994	1,234,076
Common stock equivalents	8,688	6,985	10,778
Less: Participating securities	7,061	6,393	6,570
Diluted	1,195,558	1,205,586	1,238,284

Anti-dilutive securities (a)	94,498	91,745	79,555

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended
	March 31, 2012	Dec. 31, 2011	March 31, 2011
Basic	$0.52	$0.42	$0.50
Diluted	$0.52	$0.42	$0.50

(a)	Represents stock options, restricted stock, restricted stock units, participating securities and warrants outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(b)	Basic and diluted earnings per share under the two-class method are determined on the net income reported on the income statement less earnings allocated to participating securities, and the change in the excess of redeemable value over the fair value of noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

60 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)
	Quarter ended
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Net income	$631	$478	$670
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during the period	172	(170)	238
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	237	(18)	135
Reclassification adjustment	(24)	2	(2)
Total unrealized gain (loss) on assets available-for-sale	213	(16)	133
Defined benefit plans:
Net loss arising during the period	-	(445)	-
Foreign exchange adjustment	-	(3)	-
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	27	17	17
Total defined benefit plans	27	(431)	17
Net unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during the period	-	(25)	-
Reclassification adjustment	3	(2)	-
Total unrealized gain (loss) on cash flow hedges	3	(27)	-
Total other comprehensive income (loss), net of tax (a)	415	(644)	388
Net (income) loss attributable to noncontrolling interests	(12)	27	(45)
Other comprehensive (income) loss attributable to noncontrolling interests	(17)	21	(36)
Net comprehensive income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation	$1,017	$(118)	$977
(a)	Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $398 million for the quarter ended March 31, 2012, $(623) million for the quarter ended Dec. 31, 2011 and $352 million for the quarter ended March 31, 2011.

BNY Mellon 61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	March 31, 2012	Dec. 31, 2011
Assets
Cash and due from:
Banks	$4,333	$4,175
Interest-bearing deposits with the Federal Reserve and other central banks	62,030	90,243
Interest-bearing deposits with banks	34,854	36,321
Federal funds sold and securities purchased under resale agreements	5,437	4,510
Securities:
Held-to-maturity (fair value of $4,849 and $3,540)	4,819	3,521
Available-for-sale	83,374	78,467
Total securities	88,193	81,988
Trading assets	6,250	7,861
Loans	43,028	43,979
Allowance for loan losses	(386)	(394)
Net loans	42,642	43,585
Premises and equipment	1,715	1,681
Accrued interest receivable	599	660
Goodwill	18,002	17,904
Intangible assets	5,072	5,152
Other assets (includes $1,200 and $1,848, at fair value)	19,433	19,839
Subtotal assets of operations	288,560	313,919
Assets of consolidated investment management funds, at fair value:
Trading assets	11,079	10,751
Other assets	530	596
Subtotal assets of consolidated investment management funds, at fair value	11,609	11,347
Total assets	$300,169	$325,266
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$65,027	$95,335
Interest-bearing deposits in U.S. offices	38,608	41,231
Interest-bearing deposits in Non-U.S. offices	88,827	82,528
Total deposits	192,462	219,094
Federal funds purchased and securities sold under repurchase agreements	8,285	6,267
Trading liabilities	6,636	8,071
Payables to customers and broker-dealers	12,959	12,671
Commercial paper	1,070	10
Other borrowed funds	2,062	2,174
Accrued taxes and other expenses	5,819	6,235
Other liabilities (includes allowance for lending related commitments of $108 and $103, also includes $275 and $382, at fair value)	5,383	6,525
Long-term debt (includes $320 and $326, at fair value)	20,336	19,933
Subtotal liabilities of operations	255,012	280,980
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,290	10,053
Other liabilities	38	32
Subtotal liabilities of consolidated investment management funds, at fair value	10,328	10,085
Total liabilities	265,340	291,065
Temporary equity
Redeemable noncontrolling interest	120	114
Permanent equity
Common stock – par value $0.01 per common share; authorized 3,500,000,000 common shares; issued 1,250,564,475 and 1,249,061,305 common shares	12	12
Additional paid-in capital	23,304	23,185
Retained earnings	13,277	12,812
Accumulated other comprehensive loss, net of tax	(1,229)	(1,627)
Less: Treasury stock of 57,848,021 and 39,386,698 common shares, at cost	(1,364)	(965)
Total The Bank of New York Mellon Corporation shareholders’ equity	34,000	33,417
Non-redeemable noncontrolling interests of consolidated investment management funds	709	670
Total permanent equity	34,709	34,087
Total liabilities, temporary equity and permanent equity	$300,169	$325,266

See accompanying Notes to Consolidated Financial Statements.

62    BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2012	2011
Operating activities
Net income	$631	$670
Net (income) attributable to noncontrolling interests	(12)	(45)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	619	625
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	5	-
Pension plan contribution	(11)	(6)
Depreciation and amortization	299	183
Deferred tax expense (benefit)	31	39
Net securities (gains) and venture capital (income)	(44)	(15)
Change in trading activities	176	(692)
Change in accruals and other, net	(961)	292
Net cash provided by operating activities	114	426
Investing activities
Change in interest-bearing deposits with banks	1,845	(7,770)
Change in interest-bearing deposits with Federal Reserve and other central banks	28,213	(6,052)
Change in loans	1,055	(3,030)
Purchases of securities held-to-maturity	(1,441)	(5)
Paydowns of securities held-to-maturity	61	56
Maturities of securities held-to-maturity	131	198
Purchases of securities available-for-sale	(13,227)	(5,260)
Sales of securities available-for-sale	4,582	1,839
Paydowns of securities available-for-sale	2,182	2,673
Maturities of securities available-for-sale	2,273	1,873
Sales of loans and other real estate	111	356
Change in federal funds sold and securities purchased under resale agreements	(927)	(1,123)
Change in seed capital investments	(11)	-
Purchases of premises and equipment/capitalized software	(129)	(164)
Acquisitions, net cash	-	(12)
Proceeds from the sale of premises and equipment	5	5
Other, net	(356)	(64)
Net cash provided by (used for) investing activities	24,367	(16,480)
Financing activities
Change in deposits	(27,549)	15,706
Change in federal funds purchased and securities sold under repurchase agreements	2,018	1,367
Change in payables to customers and broker-dealers	288	588
Change in other borrowed funds	(126)	(1,861)
Change in commercial paper	1,060	3
Net proceeds from the issuance of long-term debt	1,264	1,199
Repayments of long-term debt	(773)	(404)
Proceeds from the exercise of stock options	3	11
Issuance of common stock	6	5
Treasury stock acquired	(398)	(60)
Common cash dividends paid	(158)	(112)
Other, net	13	(12)
Net cash (used for) provided by financing activities	(24,352)	16,430
Effect of exchange rate changes on cash	29	7
Change in cash and due from banks
Change in cash and due from banks	158	383
Cash and due from banks at beginning of period	4,175	3,675
Cash and due from banks at end of period	$4,333	$4,058
Supplemental disclosures
Interest paid	$106	$102
Income taxes paid	208	135
Income taxes refunded	2	3

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders
(in millions, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non- redeemable non controlling interest of consolidated investment management funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
Balance at Dec. 31, 2011	$12	$23,185	$12,812	$(1,627)	$(965)	$670	$34,087 (a)	$114
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	12
Redemption of subsidiary shares from noncontrolling interests	-	(9)	-	-	-	-	(9)	(7)
Other net changes in noncontrolling interests	-	3	6	-	-	12	21	(1)
Net income			619			11	630	1
Other comprehensive income	-	-	-	398	-	16	414	1
Dividends on common stock at $0.13 per share	-	-	(158)	-	-	-	(158)	-
Repurchase of common stock	-	-	-	-	(398)	-	(398)	-
Common stock issued under:
Employee benefit plans	-	8	-	-	-	-	8	-
Direct stock purchase and dividend reinvestment plan	-	5	-	-	-	-	5	-
Stock awards and options exercised	-	112	-	-	(1)	-	111	-
Other	-	-	(2)	-	-	-	(2)	-
Balance at March 31, 2012	$12	$23,304	$13,277	$(1,229)	$(1,364)	$709	$34,709 (a)	$120
(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $33,417 million at Dec. 31, 2011 and $34,000 million at March 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

64    BNY Mellon

Notes to Consolidated Financial Statements

Note 1 – Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

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

Note 2 – Accounting changes and new accounting guidance

ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This ASU also requires the disclosure of the level of the fair value hierarchy for financial instruments not reported at fair value on the balance sheet. This ASU did not impact our results of operations. See Note 14 “Fair value of financial instruments” and Note 15 “Fair value measurement” for the disclosures.

ASU 2011-05 – Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This ASU increased the prominence of other comprehensive income in the financial statements. The guidance eliminated the option to present comprehensive income and its components in the Statement of Changes in Shareholders’ Equity, and requires the disclosure of comprehensive income and its components in one of two ways: a single continuous statement or in two separate but consecutive statements. The single continuous statement presents other comprehensive income and its components on the income statement. Under the two-statement approach, the first statement would include components of net income and the second statement would include other comprehensive

BNY Mellon    65

Notes to Consolidated Financial Statements (continued)

income and its components. The ASU did not change the components of other comprehensive income. This ASU did not impact our results of operations. BNY Mellon adopted the two-statement approach. See the Consolidated Comprehensive Income Statement and Note 13 “Other comprehensive income” for the disclosures.

ASU 2011-08 – Testing Goodwill for Impairment

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which amended the guidance in ASC 350 for goodwill impairment. This ASU permits entities performing goodwill impairment tests the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., Step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU did not change how goodwill was calculated or assigned to reporting units, or the annual goodwill impairment testing requirement. In addition, the ASU does not amend the requirement to perform interim goodwill impairment tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011.

Note 3 – Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $3 million in the first quarter of 2012 and $6 million in the first quarter of 2011.

At March 31, 2012, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $2 million to $36 million over the next three years.

Acquisitions in 2011

On July 1, 2011, BNY Mellon acquired the wealth management operations of Chicago-based Talon Asset Management (“Talon”) for cash of $11 million. We are obligated to pay, upon occurrence of certain events, contingent additional consideration of $5 million, which was recorded as goodwill at the acquisition date. Talon manages assets of wealthy families and institutions. Goodwill related to this acquisition, including contingent additional consideration, is included in our Investment Management business and totaled $10 million and is deductible for tax purposes. Customer relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of 20 years, and totaled $6 million.

On Nov. 30, 2011, BNY Mellon acquired Penson Financial Services Australia Pty Ltd, a clearing firm located in Australia, in a $33 million share purchase transaction. Goodwill related to this acquisition is included in our Investment Services business and totaled $10 million and is non-tax deductible. Customer relationship intangible assets related to this acquisition are included in our Investment Services business, with a life of nine years, and totaled $6 million.

Dispositions in 2011

On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. The sales price of $550 million resulted in a pre-tax gain of $98 million. We recorded an immaterial after-tax gain primarily due to the write-off of non-tax deductible goodwill associated with the business.

66 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2012 and Dec. 31, 2011.

Securities at March 31, 2012		Gross
	Amortized	unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$14,058	$294	$101	$14,251
U.S. Government agencies	1,079	29	-	1,108
State and political subdivisions	3,964	58	49	3,973
Agency RMBS	31,882	643	28	32,497
Alt-A RMBS	289	19	24	284
Prime RMBS	865	3	57	811
Subprime RMBS	593	3	175	421
Other RMBS	1,559	2	214	1,347
Commercial MBS	3,435	123	76	3,482
Asset-backed CLOs	1,357	2	21	1,338
Other asset-backed securities	576	9	3	582
Foreign covered bonds	3,171	38	2	3,207
Corporate bonds	1,642	57	3	1,696
Other debt securities	13,878	300	24	14,154	(a)
Equity securities	28	6	-	34
Money market funds	957	-	-	957
Alt-A RMBS (b)	1,734	252	24	1,962
Prime RMBS (b)	1,024	136	7	1,153
Subprime RMBS (b)	111	8	2	117
Total securities available-for-sale	82,202	1,982	810	83,374
Held-to-maturity:
U.S. Treasury	862	43	-	905
State and political subdivisions	91	3	-	94
Agency RMBS	2,000	41	-	2,041
Alt-A RMBS	143	6	14	135
Prime RMBS	117	1	7	111
Subprime RMBS	28	-	3	25
Other RMBS	1,546	52	89	1,509
Commercial MBS	29	-	3	26
Other securities	3	-	-	3
Total securities held-to-maturity	4,819	146	116	4,849
Total securities	$87,021	$2,128	$926	$88,223
(a)	Includes $12.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Securities at Dec. 31, 2011	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$16,814	$514	$2	$17,326
U.S. Government agencies	932	26	-	958
State and political subdivisions	2,724	62	47	2,739
Agency RMBS	26,232	575	11	26,796
Alt-A RMBS	306	9	42	273
Prime RMBS	916	1	102	815
Subprime RMBS	606	2	190	418
Other RMBS	1,133	-	230	903
Commercial MBS	3,327	89	77	3,339
Asset-backed CLOs	1,480	1	37	1,444
Other asset-backed securities	527	8	3	532
Foreign covered bonds	2,410	18	3	2,425
Corporate bonds	1,696	47	5	1,738
Other debt securities	14,320	292	33	14,579	(a)
Equity securities	26	4	-	30
Money market funds	973	-	-	973
Alt-A RMBS (b)	1,790	157	68	1,879
Prime RMBS (b)	1,090	106	21	1,175
Subprime RMBS (b)	122	6	3	125
Total securities available-for-sale	77,424	1,917	874	78,467
Held-to-maturity:
U.S. Treasury	813	53	-	866
State and political subdivisions	100	3	-	103
Agency RMBS	658	39	-	697
Alt-A RMBS	153	4	19	138
Prime RMBS	121	-	10	111
Subprime RMBS	28	-	3	25
Other RMBS	1,617	47	93	1,571
Commercial MBS	28	-	2	26
Other securities	3	-	-	3
Total securities held-to-maturity	3,521	146	127	3,540
Total securities	$80,945	$2,063	$1,001	$82,007
(a)	Includes $13.1 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Net securities gains (losses) (in millions)	1Q12	4Q11	1Q11
Realized gross gains	$62	$91	$19
Realized gross losses	-	(34)	(9)
Recognized gross impairments	(22)	(60)	(5)
Total net securities gains (losses)	$40	$(3)	$5

Temporarily impaired securities

At March 31, 2012, substantially all of the un-realized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at March 31, 2012	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$4,727	$101	$-	$-	$4,727	$101
State and political subdivisions	1,450	12	176	37	1,626	49
Agency RMBS	8,547	27	133	1	8,680	28
Alt-A RMBS	53	5	50	19	103	24
Prime RMBS	113	8	518	49	631	57
Subprime RMBS	22	13	382	162	404	175
Other RMBS	168	4	822	210	990	214
Commercial MBS	230	1	471	75	701	76
Asset-backed CLOs	845	12	280	9	1,125	21
Other asset-backed securities	141	1	18	2	159	3
Foreign covered bonds	321	2	161	-	482	2
Corporate bonds	120	3	-	-	120	3
Other debt securities	2,311	2	58	22	2,369	24
Alt-A RMBS (a)	266	11	99	13	365	24
Prime RMBS (a)	84	5	37	2	121	7
Subprime RMBS (a)	27	2	-	-	27	2
Total securities available-for-sale	$19,425	$209	$3,205	$601	$22,630	$810
Held-to-maturity:
Alt-A RMBS	$47	$1	$79	$13	$126	$14
Prime RMBS	-	-	57	7	57	7
Subprime RMBS	-	-	25	3	25	3
Other RMBS	698	2	672	87	1,370	89
Commercial MBS	-	-	26	3	26	3
Total securities held-to-maturity	$745	$3	$859	$113	$1,604	$116
Total temporarily impaired securities	$20,170	$212	$4,064	$714	$24,234	$926
(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Temporarily impaired securities at Dec. 31, 2011	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$118	$2	$-	$-	$118	$2
State and political subdivisions	483	2	157	45	640	47
Agency RMBS	3,844	10	140	1	3,984	11
Alt-A RMBS	132	16	69	26	201	42
Prime RMBS	324	25	447	77	771	102
Subprime RMBS	-	-	400	190	400	190
Other RMBS	5	4	895	226	900	230
Commercial MBS	340	2	495	75	835	77
Asset-backed CLOs	1,143	26	211	11	1,354	37
Other asset-backed securities	60	1	18	2	78	3
Foreign covered bonds	368	1	406	2	774	3
Corporate bonds	254	5	-	-	254	5
Other debt securities	2,613	7	54	26	2,667	33
Alt-A RMBS (a)	595	53	29	15	624	68
Prime RMBS (a)	437	21	-	-	437	21
Subprime RMBS (a)	50	3	-	-	50	3
Total securities available-for-sale	$10,766	$178	$3,321	$696	$14,087	$874
Held-to-maturity:
Alt-A RMBS	$69	$3	$42	$16	$111	$19
Prime RMBS	-	-	56	10	56	10
Subprime RMBS	-	-	25	3	25	3
Other RMBS	107	2	573	91	680	93
Commercial MBS	-	-	26	2	26	2
Total securities held-to-maturity	$176	$5	$722	$122	$898	$127
Total temporarily impaired securities	$10,942	$183	$4,043	$818	$14,985	$1,001
(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2012.

Investment securities portfolio	U.S. Treasury		U.S. Government agency		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield(a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$229	0.66%	$-	-%	$89	1.17%	$2,903	1.16%	$-	-%	$3,221
Over 1 through 5 years	9,233	0.98	1,009	1.61	1,784	1.68	13,889	1.47	-	-	25,915
Over 5 through 10 years	2,263	2.83	99	0.02	1,608	3.45	2,046	2.98	-	-	6,016
Over 10 years	2,526	3.13	-	-	492	5.07	219	5.09	-	-	3,237
Mortgage-backed securities	-	-	-	-	-	-	-	-	42,074	3.90	42,074
Asset-backed securities	-	-	-	-	-	-	-	-	1,920	2.02	1,920
Equity securities (b)	-	-	-	-	-	-	-	-	991	-	991
Total	$14,251	1.65%	$1,108	1.65%	$3,973	2.80%	$19,057	1.62%	$44,985	3.74%	$83,374
Securities held-to-maturity:
One year or less	$-	-%	$-	-%	$1	6.87%	$3	0.11%	$-	-%	$4
Over 1 through 5 years	554	1.82	-	-	-	-	-	-	-	-	554
Over 5 through 10 years	351	2.65	-	-	31	6.65	-	-	-	-	382
Over 10 years	-	-	-	-	62	6.57	-	-	-	-	62
Mortgage-backed securities	-	-	-	-	-	-	-	-	3,847	2.49	3,847
Total	$905	2.14%	$-	-%	$94	6.60%	$3	0.11%	$3,847	2.49%	$4,849
(a)	Yields are based upon the amortized cost of securities.
(b)	Includes money market funds.

Other-than-temporary impairment

We routinely conduct periodic reviews of all securities using economic models to identify and evaluate each investment security to determine whether OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on securities is other-than-temporary. For example, the most significant inputs related to non-agency RMBS are:

•

Default rate – the number of mortgage loans expected to go into default over the life of the transaction, which is driven by the roll rate of loans in each performance bucket that will ultimately migrate to default; and

•	Severity – the loss expected to be realized when a loan defaults.

To determine if an unrealized loss is other-than-temporary, we project total estimated defaults of the underlying assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale of these assets in the marketplace (severity) in order to determine the projected collateral loss. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given security will be subject to a write-down or loss, we record the expected credit loss as a charge to earnings.

In addition, we have estimated the expected loss by taking into account observed performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting collateral.

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS at March 31, 2012 and Dec. 31, 2011.

Projected weighted-average default rates and severities
	March 31, 2012		Dec. 31, 2011
	Default Rate	Severity	Default Rate	Severity
Alt-A	44%	57%	44%	57%
Subprime	63%	72%	63%	73%
Prime	25%	43%	25%	43%

The following table provides pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q12	4Q11	1Q11
U.S. Treasury	$38	$33	$-
FDIC-insured debt	10	-	-
Alt-A RMBS	(10)	(39)	5
Prime RMBS	(1)	(10)	9
Subprime RMBS	(3)	(8)	(6)
European floating rate notes	(1)	(20)	(3)
Sovereign debt	7	36	-
Corporate bonds	2	-	-
Other	(2)	5	-
Net securities gains (losses)	$40	$(3)	$5

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

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

Debt securities credit loss roll forward (in millions)		1Q12	1Q11
Beginning balance as of Jan. 1		$253	$182
Add:	Initial OTTI credit losses	9	2
	Subsequent OTTI credit losses	12	3
Less:	Realized losses for securities sold / consolidated	8	4
Ending balance as of March 31		$266	$183

Note 5 – Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at March 31, 2012 and Dec. 31, 2011.

Loans (in millions)	March 31, 2012	Dec. 31, 2011
Domestic:
Financial institutions	$4,895	$4,606
Commercial	763	752
Wealth management loans and mortgages	7,312	7,342
Commercial real estate	1,441	1,449
Lease financings (a)	1,518	1,558
Other residential mortgages	1,854	1,923
Overdrafts	1,971	2,958
Other	849	623
Margin loans	13,144	12,760
Total domestic	33,747	33,971
Foreign:
Financial institutions	6,078	6,538
Commercial	416	528
Lease financings (a)	1,043	1,051
Other (primarily overdrafts)	1,744	1,891
Total foreign	9,281	10,008
Total loans	$43,028	$43,979
(a)	Net of unearned income on domestic and foreign lease financings of $1,301 million at March 31, 2012 and $1,343 million at Dec. 31, 2011.

Our loan portfolio is comprised of three portfolio segments: commercial, lease financings and mortgages. We manage our portfolio at the class level which is comprised of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages, and other residential mortgages. The following tables are presented for each class of financing receivable, and provide additional information about our credit risks and the adequacy of our allowance for credit losses.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2012
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing		Wealth management loans and mortgages	Other residential mortgages	All Other (a)			Foreign	Total
Beginning balance	$91	$34	$63		$66	$29	$156	$			$58	$497
Charge-offs	-	-	-		-	-	(10)		-		-	(10)
Recoveries	-	-	-		-	-	2		-		-	2
Net (charge-offs) recoveries	-	-	-		-	-	(8)		-		-	(8)
Provision	6	(1)	(10)		(4)	5	17		-		(8)	5
Ending balance	$97	$33	$53		$62	$34	$165		$-		$50	$494
Allowance for:
Loans losses	$36	$22	$30		$62	$29	$165		$-		$42	$386
Unfunded commitments	61	11	23		-	5	-		-		8	108

Individually evaluated for impairment:
Loan balance	$66	$38	$14	$		$31	$-		$-		$10	$159
Allowance for loan losses	17	6	5		-	7	-		-		3	38

Collectively evaluated for impairment:
Loan balance	$697	$1,403	$4,881		$1,518	$7,281	$1,854		$15,964	(a)	$9,271	$42,869
Allowance for loan losses	19	16	25		62	22	165				39	348
(a)	Includes $1,971 million of domestic overdrafts, $13,144 million of margin loans and $849 million of other loans at March 31, 2012.

Allowance for credit losses activity for the quarter ended Dec. 31, 2011
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)			Foreign	Total
Beginning balance	$98	$31	$30	$91	$31	$162	$			$55	$498
Charge-offs	-	(1)	(7)	-	-	(15)		-		(2)	(25)
Recoveries	-	-	-	-	-	1		-		-	1
Net (charge-offs) recoveries	-	(1)	(7)	-	-	(14)		-		(2)	(24)
Provision	(7)	4	40	(25)	(2)	8		-		5	23
Ending balance	$91	$34	$63	$66	$29	$156		$-		$58	$497
Allowance for:
Loans losses	$33	$24	$41	$66	$23	$156		$-		$51	$394
Unfunded commitments	58	10	22	-	6	-		-		7	103

Individually evaluated for impairment:
Loan balance	$26	$38	$24	$-	$30	$-		$-		$10	$128
Allowance for loan losses	9	7	7	-	5	-		-		4	32

Collectively evaluated for impairment:
Loan balance	$726	$1,411	$4,582	$1,558	$7,312	$1,923		$16,341	(a)	$9,998	$43,851
Allowance for loan losses	24	17	34	66	18	156		-		47	362
(a)	Includes $2,958 million of domestic overdrafts, $12,760 million of margin loans and $623 million of other loans at Dec. 31, 2011.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2011
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	Wealth management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1		$60	$571
Charge-offs	-	(3)	-	-	-	(16)	-		-	(19)
Recoveries	1	-	1	-	-	-	-		-	2
Net (charge-offs) recoveries	1	(3)	1	-	-	(16)	-		-	(17)
Provision	6	(3)	5	3	(12)	(6)	1		6	-
Ending balance	$100	$34	$17	$93	$29	$213	$2		$66	$554
Allowance for:
Loans losses	$49	$24	$3	$93	$23	$213	$2		$60	$467
Unfunded commitments	51	10	14	-	6	-	-		6	87

Individually evaluated for impairment:
Loan balance	$30	$36	$4	$-	$52	$-	$-		$7	$129
Allowance for loan losses	10	5	-	-	5	-	-		2	22

Collectively evaluated for impairment:
Loan balance	$1,091	$1,542	$4,425	$1,579	$6,609	$2,128	$13,202	(a)	$9,307	$39,883
Allowance for loan losses	39	19	3	93	18	213	2		58	445
(a)	Includes $3,381 million of domestic overdrafts, $9,369 million of margin loans and $452 million of other loans at March 31, 2011.

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2012	Dec. 31, 2011
Loans:
Other residential mortgages	$188	$203
Commercial real estate	39	40
Wealth management	35	32
Commercial	32	21
Financial institutions	14	23
Foreign	10	10
Total nonperforming loans	$318	$329
Other assets owned	13	12
Total nonperforming assets (a)	$331	$341
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $180 million at March 31, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At March 31, 2012, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	1Q12	4Q11	1Q11
Amount by which interest income recognized on nonperforming loans exceeded reversals	$-	$-	$1

Amount by which interest income would have increased if nonperforming loans at period- end had been performing for the entire year	$5	$4	$5

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2012		Dec. 31, 2011		March 31, 2011
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$46	$1	$26	$1	$28	$-
Commercial real estate	35	-	25	-	24	-
Financial institutions	16	-	17	-	4	-
Wealth management loans and mortgages	28	-	26	-	52	-
Foreign	10	-	11	-	7	-
Total impaired loans with an allowance	135	1	105	1	115	-
Impaired loans without an allowance:
Commercial	-	-	-	-	4	-
Commercial real estate	3	-	8	-	17	-
Financial institutions	3	-	1	-	-	-
Wealth management loans and mortgages	3	-	3	-	1	-
Total impaired loans without an allowance (a)	9	-	12	-	22	-
Total impaired loans	$144	$1	$117	$1	$137	$-

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2012			Dec. 31, 2011
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial (a)	$66	$70	$17	$26	$31	$9
Commercial real estate	35	41	6	35	41	7
Financial institutions	11	11	5	21	21	7
Wealth management loans and mortgages	28	28	7	27	27	5
Foreign	10	18	3	10	18	4
Total impaired loans with an allowance	150	168	38	119	138	32
Impaired loans without an allowance:
Commercial	-	-	N/A	-	-	N/A
Commercial real estate	3	3	N/A	3	3	N/A
Financial institutions	3	9	N/A	3	9	N/A
Wealth management loans and mortgages	3	3	N/A	3	3	N/A
Total impaired loans without an allowance (b)	9	15	N/A	9	15	N/A
Total impaired loans (c)	$159	$183	$38	$128	$153	$32
(a)	The allowance for impaired loans is included in the allowance for loan losses.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(c)	Excludes an aggregate of $2 million of impaired loans in amounts individually less than $1 million at both March 31, 2012 and Dec. 31, 2011. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2012 and Dec. 31, 2011.
N/A –	Not applicable.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	March 31, 2012				Dec. 31, 2011
	Days past due			Total	Days past due			Total
(in millions)	30-59	60-89	>90	past due	30-59	60-89	>90	past due
Domestic:
Commercial real estate	$114	$-	$-	$114	$118	$9	$-	$127
Wealth management loans and mortgages	49	1	-	50	89	3	-	92
Commercial	-	-	-	-	60	7	-	67
Other residential mortgages	28	5	9	42	36	10	13	59
Financial institutions	1	-	-	1	36	-	-	36
Total domestic	192	6	9	207	339	29	13	381
Foreign	-	-	-	-	-	-	-	-
Total past due loans	$192	$6	$9	$207	$339	$29	$13	$381

Troubled debt restructurings (“TDRs”)

A modified loan is considered a TDR if the debtor is experiencing financial difficulties and the creditor grants a concession to the debtor that would not otherwise be considered. A TDR may include a transfer of real estate or other assets from the debtor to the creditor, or a modification of the term of the loan. Not all modified loans are considered TDRs.

The following table presents TDRs that occurred during the first quarter of 2012.

TDRs during the first quarter of 2012
		Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre- modification	Post- modification
Commercial	1	$38	$32
Commercial real estate	2	11	12
Other residential mortgages	30	7	8
Foreign	1	3	3
Total TDRs	34	$59	$55

Commercial

The modification of the commercial loan and unfunded lending-related commitment consisted of changing the stated interest rate and extending the maturity date of the loan. The difference between the book value and the market price of the loan is included in the allowance for credit losses.

Commercial real estate

The modifications of the commercial real estate loans consisted of changing the stated interest rate and extending the maturity date of the loans. The value of modified loans is based on the fair value of the collateral. The difference between the book value of the loans and the estimated fair value of the collateral is included in the allowance for credit losses.

Other residential mortgages

The modifications of the other residential mortgage loans consisted of reducing the stated interest rate and in certain cases, extending the maturity date. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Foreign

The modification of the foreign loan consisted of extending the maturity date of the loan. The allowance for credit losses is based on the net present value of the future cash flows.

TDRs that subsequently defaulted

There were seven residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted during the first quarter of 2012. The total recorded investment of these loans was $2 million.

74 BNY Mellon

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

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011
Investment grade	$793	$906	$1,005	$1,062	$9,552	$9,643
Noninvestment grade	386	374	436	387	1,421	1,501
Total	$1,179	$1,280	$1,441	$1,449	$10,973	$11,144

The commercial loan portfolio is divided into investment grade and non-investment grade categories based on rating criteria largely consistent with those of the public rating agencies. Each customer in the portfolio is assigned an internal rating grade. These internal rating grades are generally consistent with the ratings categories of the public rating agencies. Customers with ratings consistent with BBB- (S&P)/Baa3 (Moody’s) or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2012	Dec. 31, 2011
Wealth management loans:
Investment grade	$3,378	$3,450
Noninvestment grade	104	111
Wealth management mortgages	3,830	3,781
Total	$7,312	$7,342

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade, fixed income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment-grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets, or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 62% at origination. In the wealth management portfolio, 1% of the mortgages were past due at March 31, 2012.

At March 31, 2012, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 23%; California – 18%; Massachusetts – 17%; Florida – 8%; and other – 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,854 million at March 31, 2012 and $1,923 million at Dec. 31, 2011. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2012 are $570 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2012, the purchased loans in this

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

portfolio had a weighted-average original loan-to-value ratio of 76% and approximately 28% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $3,715 million at March 31, 2012 and $4,849 million at Dec. 31, 2011. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $13,144 million of secured margin loans on our balance sheet at March 31, 2012 compared with $12,760 million at Dec. 31, 2011. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

Other loans

Other loans primarily include loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers’ acceptances.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 6 – Goodwill and intangible assets

Impairment testing

Goodwill impairment testing is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired.

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis, in the second quarter. Although there was no specific event or circumstance in the first quarter of 2012 that would require an interim test, BNY Mellon conducted an additional goodwill impairment analysis of the Asset Management reporting unit. The estimated fair value of the Asset Management reporting unit exceeded its carrying value in the interim test and no goodwill impairment was recognized.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	59	40	-	99
Other (a)	(1)	(10)	10	(1)
Balance at March 31, 2012	$9,431	$8,521	$50	$18,002
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,643	$40	$18,042
Foreign exchange translation	53	63	-	116
Other (a)	(1)	(1)	-	(2)
Balance at March 31, 2011	$9,411	$8,705	$40	$18,156
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(48)	(48)	-	(96)
Foreign exchange translation	13	3	-	16
Other (a)	-	(2)	2	-
Balance at March 31, 2012	$2,347	$1,875	$850	$5,072
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,254	$850	$5,696
Acquisitions	-	12	-	12
Amortization	(55)	(53)	-	(108)
Foreign exchange translation	13	7	-	20
Impairment	-	(3)	-	(3)
Balance at March 31, 2011	$2,550	$2,217	$850	$5,617

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2012					Dec. 31, 2011
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period		Net carrying amount
Subject to amortization:
Customer relationships - Investment Management	$2,104	$(1,225)	$879	12	yrs.	$920
Customer contracts - Investment Services	2,354	(880)	1,474	13		1,517
Other	132	(99)	33	5		36
Total subject to amortization	4,590	(2,204)	2,386	12	yrs.	2,473
Not subject to amortization: (a)
Trade name	1,368	N/A	1,368	N/A		1,366
Customer relationships	1,318	N/A	1,318	N/A		1,313
Total not subject to amortization	2,686	N/A	2,686	N/A		2,679
Total intangible assets	$7,276	$(2,204)	$5,072	N/A		$5,152
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2012	$384
2013	335
2014	298
2015	267
2016	237

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 7 – Other assets

Other assets	March 31,	Dec. 31,
(in millions)	2012	2011
Corporate/bank owned life insurance	$4,230	$4,216
Accounts receivable	3,801	4,208
Equity in joint ventures and other investments (a)	2,774	2,677
Income taxes receivable	2,714	2,573
Fails to deliver	1,157	961
Software	1,019	986
Fair value of hedging derivatives	1,035	1,600
Prepaid expenses	624	784
Due from customers on acceptances	300	321
Prepaid pension assets	160	144
Other	1,619	1,369
Total other assets	$19,433	$19,839
(a)	Includes Federal Reserve Bank stock of $432 million and $429 million, respectively, at cost.

Seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. BNY Mellon also holds private equity investments, which consist of investments in private equity funds, mezzanine financings and direct equity investments. Seed capital and private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments.

The fair value of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments.

Seed capital and private equity investments valued using NAV – March 31, 2012
(dollar amounts in millions)	Fair Value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$16	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	121	23	N/A	N/A
Other funds (c)	76	20	Monthly-yearly	(c)
Total	$213	$43
(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds. Redemption notice periods vary by fund.

N/A – Not applicable.

Note 8 – Net interest revenue

Net interest revenue	Quarter ended
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Interest revenue
Non-margin loans	$169	$171	$171
Margin loans	42	38	27
Securities:
Taxable	503	500	473
Exempt from federal income taxes	15	13	5
Total securities	518	513	478
Deposits with banks	114	118	128
Deposits with the Federal Reserve and other central banks	43	58	16
Federal funds sold and securities purchased under resale agreements	9	8	6
Trading assets	17	19	22
Total interest revenue	912	925	848
Interest expense
Deposits	43	59	48
Federal funds purchased and securities sold under repurchase agreements	-	(1)	1
Trading liabilities	4	4	13
Other borrowed funds	5	5	7
Customer payables	2	2	2
Long-term debt	93	76	79
Total interest expense	147	145	150
Net interest revenue	$765	$780	$698

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9 – Employee benefit plans

The components of net periodic benefit cost are as follows:

Net periodic benefit cost	Quarter ended
	March 31, 2012			March 31, 2011
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$15	$8	$1	$16	$8	$1
Interest cost	42	9	3	44	8	3
Expected return on assets	(68)	(12)	(2)	(70)	(11)	(2)
Other	38	3	3	23	4	2
Net periodic benefit cost	$27	$8	$5	$13	$9	$4

Note 10 – Restructuring charges

Operational excellence initiatives

In the fourth quarter of 2011, we announced our operational excellence initiatives which include an expense reduction initiative that was expected to impact approximately 1,500 positions or approximately 3% of our global workforce, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. In the fourth quarter of 2011, we recorded a pre-tax restructuring charge of $107 million related to the operational excellence initiatives. In the first quarter of 2012, we recorded a recovery of $2 million related to the operational excellence initiatives. The aggregate restructuring charge is recorded as a separate line on the income statement.

The following table presents the activity in the restructuring reserve related to the operational excellence initiatives through March 31, 2012.

Operational excellence initiatives 2011 – restructuring charge reserve activity (in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Utilization	(4)	(29)	(33)
Balance at Dec. 31, 2011	74	-	74
Additional charges (recovery)	(2)	-	(2)
Utilization	(10)	-	(10)
Balance at March 31, 2012	$62	$-	$62

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Operational excellence initiatives 2011 – restructuring charge (recovery) by business			Total
(in millions)	1Q12	4Q11	charges since inception
Investment Management	$-	$17	$17
Investment Services	(2)	41	39
Other segment (including Business Partners)	-	49	49
Total restructuring charge (recovery)	$(2)	$107	$105

Global location strategy

BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and was expected to result in moving and/or eliminating approximately 2,400 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. In 2009, we recorded a pre-tax restructuring charge of $139 million related to this strategy. In the first quarter of 2012, we recorded a recovery of $7 million associated with the global location strategy.

The following table presents the activity in the restructuring reserve related to the global location strategy through March 31, 2012.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/ other	Total
Original restructuring charge	$102	$37	$139
Additional charges	14	6	20
Utilization	(89)	(32)	(121)
Balance at Dec. 31, 2011	$27	$11	$38
Additional charges (recovery)	(7)	-	(7)
Utilization	(7)	-	(7)
Balance at March 31, 2012	$13	$11	$24

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Global location strategy 2009 – restructuring charge (recovery) by business
(in millions)	1Q12	4Q11	1Q11	Total charges since inception
Investment Management	$(1)	$-	$-	$54
Investment Services	(7)	(1)	(6)	69
Other segment (including Business Partners)	1	1	-	29
Total restructuring charge (recovery)	$(7)	$-	$(6)	$152

Note 11 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Quarter ended
	March 31, 2012	March 31, 2011
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1	3.5
Credit for low-income housinginvestments	(1.8)	(1.7)
Tax-exempt income	(2.1)	(2.9)
Foreign operations	(4.4)	(4.0)
Other – net	(1.1)	(0.6)
Effective tax rate	28.7%	29.3%

Our total tax reserves as of March 31, 2012 were $261 million compared with $250 million at Dec. 31, 2011. If these tax reserves were unnecessary, $261 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of March 31, 2012 is accrued interest, where applicable, of $64 million. The additional tax expense related to interest for the three months ended March 31, 2012 was $3 million compared with $5 million for the three months ended March 31, 2011.

As previously disclosed, on Nov. 10, 2009 BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. The aggregate tax for all of the years in question is approximately $900 million, including interest. Trial began on April 16, 2012. See Note 18 of the Notes to Consolidated Financial Statements for additional information. BNY Mellon continues to believe the tax treatment of the transaction was consistent with statutory and judicial authority existing at the time of the transaction. However, if there is a decision by the courts in similar litigation with unrelated taxpayers before the BNY Mellon matter is decided and that decision adopts the Government’s expansive view of economic substance for disallowing foreign tax credits, BNY Mellon may be required to re-evaluate its uncertain tax position with respect to this matter. If a re-evaluation is required, it is reasonably possible that the total reserve for uncertain tax positions, pursuant to ASC 740 (FASB Interpretation 48), could increase within the next 12 months by a net amount up to $850 million.

Our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City return examinations have been completed through 2008. Our United Kingdom income tax returns are closed through 2008.

Note 12 – Securitizations and variable interest entities

Variable interest entities

Accounting guidance on the consolidation of VIEs is included in ASC 810, Consolidation, and ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

Effective Jan. 1, 2010, the FASB approved ASU 2010-10 “Amendments for Certain Investment Funds,” which defers the requirements of ASU 2009-17 for asset managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies and for interests in money market funds.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered qualified special purpose entities, and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has two securitizations and several CLOs, which are assessed for consolidation in accordance with ASU 2009-17.

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2012 and Dec. 31, 2011, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Investments consolidated under ASC 810 and ASU 2009-17 at March 31, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$485	$485
Trading assets	11,079	-	11,079
Other assets	530	-	530
Total assets	$11,609	$485	$12,094
Trading liabilities	10,290	-	10,290
Other liabilities	38	437	475
Total liabilities	$10,328	$437	$10,765
Non-redeemable noncontrolling interests	$709	$-	$709

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2011
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$479	$479
Trading assets	10,751	-	10,751
Other assets	596	-	596
Total assets	$11,347	$479	$11,826
Trading liabilities	10,053	-	10,053
Other liabilities	32	443	475
Total liabilities	$10,085	$443	$10,528
Non-redeemable noncontrolling interests	$670	$-	$670

BNY Mellon voluntarily provided capital support agreements to certain VIEs (see below). With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2012 and Dec. 31, 2011, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

Non-consolidated VIEs at March 31, 2012
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$53	-	$53

Non-consolidated VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$1	$-	$1
Other	41	-	41
Total	$42	$-	$42

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at March 31, 2012 and Dec. 31, 2011.

Consolidated credit supported VIEs at March 31, 2012
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$14	$-	$14
Other	-	18	10
Total	$14	$18	$24

Consolidated credit supported VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$14	$-	$14
Other	-	22	10
Total	$14	$22	$24

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily reflects a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of March 31, 2012, BNY Mellon recorded $18 million in liabilities related to its VIEs for which credit support agreements were provided.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13 – Other comprehensive income

Components of other comprehensive income for the quarter ended March 31, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$129	$43	$172
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	378	(141)	237
Reclassification adjustment	(40)	16	(24)
Net unrealized gain (loss) on assets available-for-sale	338	(125)	213
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	44	(17)	27
Total defined benefit plans	44	(17)	27
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	1	(1)	-
Reclassification adjustment	5	(2)	3
Net unrealized gain (loss) on cash flow hedges	6	(3)	3
Total other comprehensive income (loss)	$517	$(102)	$415

Components of other comprehensive income for the quarter ended Dec. 31, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$(157)	$(13)	$(170)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(48)	30	(18)
Reclassification adjustment	3	(1)	2
Net unrealized gain (loss) on assets available-for-sale	(45)	29	(16)
Defined benefit plans:
Net loss arising during the period	(741)	296	(445)
Foreign exchange adjustment	(4)	1	(3)
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	29	(12)	17
Total defined benefit plans	(716)	285	(431)
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(44)	19	(25)
Reclassification adjustment	(4)	2	(2)
Net unrealized gain (loss) on cash flow hedges	(48)	21	(27)
Total other comprehensive income (loss)	$(966)	$322	$(644)

Components of other comprehensive income for the quarter ended March 31, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$193	$45	$238
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	226	(91)	135
Reclassification adjustment	(5)	3	(2)
Net unrealized gain (loss) on assets available-for-sale	221	(88)	133
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	26	(9)	17
Total defined benefit plans	26	(9)	17
Unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) arising during period	1	(1)	-
Net unrealized gain (loss) on cash flow hedges	1	(1)	-
Total other comprehensive income (loss)	$441	$(53)	$388

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Note 14 – Fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods – see Note 1 to the Consolidated Financial Statements contained in the 2011 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. Among the assumptions we used are discount rates ranging principally from 0.24% to 5.07% at March 31, 2012 and 0.01% to 4.17% at Dec. 31, 2011. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

Note 15, “Fair value measurement”, presents assets and liabilities recorded at fair value on the balance sheet by the three-level valuation hierarchy established under ASC 820. Note 16, “Fair value option”, presents the instruments for which fair value accounting was elected and the corresponding income statement impact of those instruments. A summary of the practices used for determining fair value for financial assets and liabilities not recorded at fair value is as follows.

Valuation hierarchy

ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

Level 1: Inputs to the valuation methodology are recent quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include cash and U.S. Treasury securities.

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include interest-bearing deposits with banks, including the Federal Reserve Bank and other central banks; federal funds purchased or sold and securities purchased or sold under resale agreements; agency and non-agency mortgage-backed securities, and commercial mortgage-backed securities; loans; Federal Reserve Bank stock; demand, money market, savings and time deposits; payables to customers and broker-dealers; borrowings; and long-term debt.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Interest-bearing deposits with the Federal Reserve and other central banks and interest-bearing deposits with banks

The estimated fair value of interest-bearing deposits with the Federal Reserve and other central banks is equal to the book value as these interest-bearing deposits are generally considered cash equivalents. These instruments are classified as Level 2 within the valuation hierarchy. The estimated fair value of interest-bearing deposits with banks is generally determined using discounted cash flows and duration of the instrument to maturity. The primary inputs used to value these transactions are interest rates based on current LIBOR market rates and time to maturity. Interest-bearing deposits with banks are classified as Level 2 within the valuation hierarchy.

Federal funds sold and securities purchased under resale agreements

The estimated fair value of federal funds sold and securities purchased under resale agreements is based on inputs such as interest rates and tenors. Federal funds sold and securities purchased under resale agreements are classified as Level 2 within the valuation hierarchy.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Securities held-to-maturity

Where quoted prices are available in an active market for identical assets and liabilities, we classify the securities as Level 1 within the valuation hierarchy. Securities are defined as both long and short positions. Level 1 includes U.S. Treasury securities.

If quoted market prices are not available for identical assets and liabilities, we estimate fair value using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified as Level 2 within the valuation hierarchy, include certain agency and non-agency mortgage-backed securities, commercial mortgage-backed securities and state and political subdivision securities.

For securities where quotes from active markets are not available for identical securities, we determine fair value primarily based on pricing sources with reasonable levels of price transparency that employ financial models or obtain comparison to similar instruments to arrive at “consensus” prices.

Specifically, the pricing sources obtain active markets for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the types of transaction and apply such variables to similar types of bonds. We view these as observable transactions in the current marketplace and classify such securities as Level 2 within the valuation hierarchy.

Loans

For residential mortgage loans, fair value is estimated using discounted cash flow analyses, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. The estimated fair value of margin loans and overdrafts is equal to the book value due to the short-term nature of these assets. The estimated fair value of other types of loans is determined using discounted cash flows. Inputs include current LIBOR market rates adjusted for credit spreads. These loans are generally classified as Level 2 within the valuation hierarchy.

Other financial assets

Other financial assets include cash, Federal Reserve Bank stock and accrued interest receivable. Cash is classified as Level 1 within the valuation hierarchy. The Federal Reserve Bank stock is not redeemable or transferable. The estimated fair value of the Federal Reserve Bank stock is based on the redemption price and is classified as Level 2 within the valuation hierarchy. Accrued interest receivable is generally short-term. As a result, book value is considered to equal fair value. Accrued interest receivable is included as Level 2 within the valuation hierarchy.

Noninterest-bearing and interest-bearing deposits

Interest-bearing deposits are comprised of demand, money markets, savings deposits and time deposits. Except for time deposits, book value is considered to equal fair value for these deposits due to their short duration to maturity or payable on demand feature. The fair value of interest-bearing time deposits is determined using discounted cash flow analysis. Inputs primarily consist of current LIBOR market rates and time to maturity. For all noninterest-bearing deposits, book value is considered to equal fair value as a result of the short duration of the deposit. Interest-bearing and noninterest-bearing deposits are classified as Level 2 within the valuation hierarchy.

Federal funds purchased and securities sold under repurchase agreements

The estimated fair value of federal funds purchased and securities sold under resale agreements is based on inputs such as interest rates and tenors. Federal funds purchased and securities sold under resale agreements are classified as Level 2 within the valuation hierarchy.

Payables to customers and broker-dealers

The estimated fair value of payables to customers and broker-dealers is equal to the book value due to demand feature of the payables to customers and broker-dealers and are classified as Level 2 within the valuation hierarchy.

Borrowings

Borrowings primarily consist of overdrafts of subcustodian account balances in our Investment Services businesses, commercial paper and accrued

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

interest payable. The estimated fair value of overdrafts of subcustodian account balances in our Investment Services businesses is considered to equal book value as a result of the short duration of the overdrafts. Overdrafts are typically repaid within two days. The estimated fair value of our commercial paper is based on discount and duration of the commercial paper. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. Our commercial paper is included in Level 2 of the valuation hierarchy.

Accrued interest payable is generally short-term. As result, book value is considered to equal fair value. Accrued interest payable is included as Level 2 within the valuation hierarchy.

Long-term debt

The estimated fair value of long-term debt is based on current rates for instruments of the same remaining maturity or quoted market prices for the same or similar issues. Long-term debt is classified as Level 2 within the valuation hierarchy.

Summary of financial instruments	March 31, 2012					Dec. 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount	Estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$-	$62,030	$-	$62,030	$62,030	$90,243	$90,243
Interest-bearing deposits with banks	-	34,902	-	34,902	34,854	36,381	36,321
Federal funds sold and securities purchased under resale agreements	-	5,437	-	5,437	5,437	4,510	4,510
Securities held-to-maturity	905	3,944	-	4,849	4,819	3,540	3,521
Loans	-	40,180	-	40,180	40,074	41,166	40,970
Other financial assets	4,333	1,156	-	5,489	5,489	5,336	5,336
Total	$5,238	$147,649	$-	$152,887	$152,703	$181,176	$180,901
Liabilities:
Noninterest-bearing deposits	$-	$65,027	$-	$65,027	$65,027	$95,335	$95,335
Interest-bearing deposits	-	127,436	-	127,436	127,435	123,759	123,759
Federal funds purchased and securities sold under repurchase agreements	-	8,285	-	8,285	8,285	6,267	6,267
Payables to customers and broker-dealers	-	12,959	-	12,959	12,959	12,671	12,671
Borrowings	-	3,365	-	3,365	3,365	2,376	2,376
Long-term debt	-	21,003	-	21,003	20,336	20,459	19,933
Total	$-	$238,075	$-	$238,075	$237,407	$260,867	$260,341

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At March 31, 2012:
Interest-bearing deposits with banks	$9,211	$9,211	$42	$-
Securities available-for-sale	4,642	4,540	84	(160)
Deposits	10	10	1	-
Long-term debt	15,925	15,233	901	(18)
At Dec. 31, 2011:
Interest-bearing deposits with banks	$8,789	$8,789	$441	$(17)
Securities available-for-sale	4,354	4,009	-	(289)
Deposits	10	10	1	-
Long-term debt	15,048	14,262	964	(9)

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 15 – Fair value measurement

The guidance related to “Fair Value Measurement” included in ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. ASC 820 requires consideration of a company’s own creditworthiness when valuing liabilities.

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

Determination of fair value

Following is a description of our valuation methodologies for assets and liabilities measured at fair value. We have established processes for determining fair values. Fair value is based upon quoted market prices in active markets, where available. For financial instruments where quotes from recent exchange transactions are not available, we determine fair value based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices, where available, for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by an independent internal risk management function. Our valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns, and observability of model parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

Certain parameters in some financial models are not directly observable and, therefore, are based on management’s estimates and judgments. These financial instruments are normally traded less actively. We apply valuation adjustments to mitigate the possibility of error and revision in the model-based estimate value. Examples include products where parameters such as correlation and recovery rates are unobservable.

The methods described above for instruments that trade in inactive or less active markets may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We believe our methods of determining fair value are appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Valuation hierarchy

ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

Level 1: Inputs to the valuation methodology are recent quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, and U.S. Treasury securities and U.S. Government securities that are actively traded in highly liquid over-the-counter markets.

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange-traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate agency and non-agency securities, corporate debt securities and derivative contracts.

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

If quoted market prices are not available, we estimate fair value using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain agency and non-agency mortgage-backed securities, commercial mortgage-backed securities and European floating rate notes.

For securities where quotes from recent transactions are not available for identical securities, we determine fair value primarily based on pricing sources with reasonable levels of price transparency that employ financial models or obtain comparisons to similar instruments to arrive at “consensus” prices.

Specifically, the pricing sources obtain recent transactions for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the types of transaction and apply such variables to similar types of bonds. We view these as observable transactions in the current marketplace and classify such securities as Level 2. Pricing sources discontinue pricing any specific security whenever they determine there is insufficient observable data to provide a good faith opinion on price.

In addition, we have significant investments in more actively traded agency RMBS and other types of securities such as FDIC-insured debt and sovereign debt. The pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers. The pricing sources receive their daily observed trade price and other information feeds from the inter-dealer brokers.

For securities with bond insurance, the financial strength of the insurance provider is analyzed and that information is included in the fair value assessment for such securities.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 primarily include other debt securities and securities of state and political subdivisions.

At March 31, 2012, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchanged-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters, and we classify them in Level 2 of the valuation hierarchy. Such derivatives include basic swaps and options and credit default swaps.

Derivatives valued using models with significant unobservable market parameters in markets that lack two-way flow are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps and options, where parameters may be unobservable for longer maturities; and certain products, where correlation rates are unobservable. The fair value of these derivatives compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 17 of the Notes to Consolidated Financial Statements.

Loans and unfunded lending-related commitments

Where quoted market prices are not available, we generally base the fair value of loans and unfunded lending-related commitments on observable market prices of similar instruments, including bonds, credit derivatives and loans with similar characteristics. If observable market prices are not available, we base the fair value on estimated cash flows adjusted for credit risk which are discounted using an interest rate appropriate for the maturity of the applicable loans or the unfunded lending-related commitments.

Unrealized gains and losses on unfunded lending-related commitments carried at fair value are classified in Other assets and Other liabilities, respectively. Loans and unfunded lending-related commitments carried at fair value are generally classified within Level 2 of the valuation hierarchy.

Seed capital

In our Investment Management business we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity we make seed capital investments in certain funds. Seed capital is included in other assets. When applicable, we value seed capital based on the published NAV of the fund. We include funds in which ownership interests in the fund are publicly traded in an active market and institutional funds in which investors trade in and out daily in Level 1 of the valuation hierarchy. We include open-end funds where investors are allowed to sell their ownership interest back to the fund less frequently than daily and where our interest in the fund contains no other rights or obligations in Level 2 of the valuation hierarchy. However, we generally include investments in funds that allow investors to sell their ownership interest back to the fund less frequently than monthly in Level 3, unless actual redemption prices are observable.

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

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Certain interests in securitizations

For certain interests in securitizations which are classified in securities available-for-sale, trading assets and long-term debt, we use discounted cash flow models which generally include assumptions of projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and estimates of payments to third-party investors. When available, we compare our fair value estimates and assumptions to market activity and to the actual results of the securitized portfolio.

Private equity investments

Our Other segment includes holdings of nonpublic private equity investment through funds managed by third-party investment managers. We value private equity investments initially based upon the transaction price, which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers.

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

Discounts for restrictions are quantified by analyzing the length of the restriction period and the volatility of the equity security. Publicly held private equity investments are primarily classified in Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2012 and Dec. 31, 2011, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the first quarter of 2012.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)		Total carrying value
Available-for-sale securities:
U.S. Treasury	$14,251	$-	$-	$-		$14,251
U.S. Government agencies	-	1,108	-	-		1,108
Sovereign debt	41	12,167	-	-		12,208
State and political subdivisions (b)	-	3,930	43	-		3,973
Agency RMBS	-	32,497	-	-		32,497
Alt-A RMBS	-	284	-	-		284
Prime RMBS	-	811	-	-		811
Subprime RMBS	-	421	-	-		421
Other RMBS	-	1,347	-	-		1,347
Commercial MBS	-	3,482	-	-		3,482
Asset-backed CLOs	-	1,338	-	-		1,338
Other asset-backed securities	-	582	-	-		582
Equity securities	14	20	-	-		34
Money market funds (b)	957	-	-	-		957
Corporate bonds	-	1,696	-	-		1,696
Other debt securities	-	1,946	-	-		1,946
Foreign covered bonds	2,496	711	-	-		3,207
Alt-A RMBS (c)	-	1,962	-	-		1,962
Prime RMBS (c)	-	1,153	-	-		1,153
Subprime RMBS (c)	-	117	-	-		117
Total available-for-sale	17,759	65,572	43	-		83,374
Trading assets:
Debt and equity instruments (d)	614	1,770	58	-		2,442
Derivative assets:
Interest rate	63	22,151	35	N/A
Foreign exchange	3,939	181	-	N/A
Equity	83	378	37	N/A
Total derivative assets	4,085	22,710	72	(23,059	) (g)	3,808
Total trading assets	4,699	24,480	130	(23,059)		6,250
Loans	-	9	-	-		9
Other assets (e)	68	981	151	-		1,200
Subtotal assets of operations at fair value	22,526	91,042	324	(23,059)		90,833
Percentage of assets prior to netting	20%	80%	-%
Assets of consolidated investment management funds:
Trading assets	332	10,747	-	-		11,079
Other assets	371	159	-	-		530
Total assets of consolidated investment management funds	703	10,906	-	-		11,609
Total assets	$23,229	$101,948	$324	$(23,059)		$102,442
Percentage of assets prior to netting	19%	81%	-%
Trading liabilities:
Debt and equity instruments	$686	$505	$-	$-		$1,191
Derivative liabilities:
Interest rate	-	23,037	178	N/A
Foreign exchange	3,734	119	-	N/A
Equity	45	348	68	N/A
Other	-	1	-	N/A
Total derivative liabilities	3,779	23,505	246	(22,085	) (g)	5,445
Total trading liabilities	4,465	24,010	246	(22,085)		6,636
Long-term debt (b)	-	320	-	-		320
Other liabilities (f)	-	275	-	-		275
Subtotal liabilities at fair value	4,465	24,605	246	(22,085)		7,231
Percentage of liabilities prior to netting	15%	84%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,290	-	-		10,290
Other liabilities	2	36	-	-		38
Total liabilities of consolidated investment management funds	2	10,326	-	-		10,328
Total liabilities	$4,467	$34,931	$246	$(22,085)		$17,559
Percentage of liabilities prior to netting	11%	88%	1%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2011
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)		Total carrying value
Available-for-sale securities:
U.S. Treasury	$17,326	$-	$-	$-		$17,326
U.S. Government agencies	-	958	-	-		958
Sovereign debt	44	11,910	-	-		11,954
State and political subdivisions (b)	-	2,694	45	-		2,739
Agency RMBS	-	26,796	-	-		26,796
Alt-A RMBS	-	273	-	-		273
Prime RMBS	-	815	-	-		815
Subprime RMBS	-	418	-	-		418
Other RMBS	-	903	-	-		903
Commercial MBS	-	3,339	-	-		3,339
Asset-backed CLOs	-	1,444	-	-		1,444
Other asset-backed securities	-	532	-	-		532
Equity securities	9	21	-	-		30
Money market funds (b)	973	-	-	-		973
Corporate bonds	-	1,738	-	-		1,738
Other debt securities	-	2,622	3	-		2,625
Foreign covered bonds	1,820	605	-	-		2,425
Alt-A RMBS (c)	-	1,879	-	-		1,879
Prime RMBS (c)	-	1,175	-	-		1,175
Subprime RMBS (c)	-	125	-	-		125
Total available-for-sale	20,172	58,247	48	-		78,467
Trading assets:
Debt and equity instruments (d)	485	1,655	63	-		2,203
Derivative assets:
Interest rate	164	26,434	54	N/A
Foreign exchange	4,519	113	-	N/A
Equity	91	284	43	N/A
Other	-	3	-	N/A
Total derivative assets	4,774	26,834	97	(26,047	) (g)	5,658
Total trading assets	5,259	28,489	160	(26,047)		7,861
Loans	-	10	-	-		10
Other assets (e)	672	1,019	157	-		1,848
Subtotal assets of operations at fair value	26,103	87,765	365	(26,047)		88,186
Percentage of assets prior to netting	23%	77%	-%
Assets of consolidated investment management funds:
Trading assets	323	10,428	-	-		10,751
Other assets	453	143	-	-		596
Total assets of consolidated investment management funds	776	10,571	-	-		11,347
Total assets	$26,879	$98,336	$365	$(26,047)		$99,533
Percentage of assets prior to netting	22%	78%	-%
Trading liabilities:
Debt and equity instruments	$418	$537	$-	$-		$955
Derivative liabilities:
Interest rate	-	27,201	239	N/A
Foreign exchange	4,311	44	-	N/A
Equity	55	200	75	N/A
Total derivative liabilities	4,366	27,445	314	(25,009	) (g)	7,116
Total trading liabilities	4,784	27,982	314	(25,009)		8,071
Long-term debt (b)	-	326	-	-		326
Other liabilities (f)	14	368	-	-		382
Subtotal liabilities at fair value	4,798	28,676	314	(25,009)		8,779
Percentage of liabilities prior to netting	14%	85%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,053	-	-		10,053
Other liabilities	2	30	-	-		32
Total liabilities of consolidated investment management funds	2	10,083	-	-		10,085
Total liabilities	$4,800	$38,759	$314	$(25,009)		$18,864
Percentage of liabilities prior to netting	11%	88%	1%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(f)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.
(g)	Netting cannot be disaggregated by product.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	March 31, 2012					Dec. 31, 2011
		Ratings					Ratings
(dollar amounts in millions)	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2006-2007	$110	-%	-%	-%	100%	$99	-%	-%	-%	100%
2005	110	-	-	-	100	113	-	-	-	100
2004 and earlier	64	26	13	48	13	61	27	13	47	13
Total Alt-A RMBS	$284	6%	3%	11%	80%	$273	6%	3%	11%	80%
Prime RMBS, originated in:
2007	$115	42%	4%	-%	54%	$121	38%	4%	-%	58%
2006	74	-	-	-	100	75	-	-	-	100
2005	237	32	-	-	68	230	32	-	-	68
2004 and earlier	385	27	39	12	22	389	29	38	11	22
Total prime RMBS	$811	28%	19%	6%	47%	$815	28%	19%	5%	48%
Subprime RMBS, originated in:
2007	$2	-%	-%	100%	-%	$2	-%	2%	98%	-%
2005	89	23	12	27	38	82	23	12	29	36
2004 and earlier	330	4	15	19	62	334	5	15	18	62
Total subprime RMBS	$421	8%	14%	21%	57%	$418	8%	14%	21%	57%
Commercial MBS - Domestic, originated in:
2009-2012	$238	100%	-%	-%	-%	$200	100%	-%	-%	-%
2008	25	16	84	-	-	25	16	84	-	-
2007	832	60	32	8	-	789	66	26	8	-
2006	937	83	17	-	-	892	85	15	-	-
2005	721	94	6	-	-	696	94	6	-	-
2004 and earlier	409	96	3	1	-	403	97	2	1	-
Total commercial MBS - Domestic	$3,162	82%	16%	2%	-%	$3,005	84%	14%	2%	-%
Foreign covered bonds:
Germany	$1,515	99%	1%	-%	-%	$1,461	99%	1%	-%	-%
Canada	955	100	-	-	-	795	100	-	-	-
Other	737	100	-	-	-	169	100	-	-	-
Total foreign covered bonds	$3,207	100%	-%	-%	-%	$2,425	100%	-%	-%	-%
European floating rate notes – available-for-sale:
United Kingdom	$855	64%	36%	-%	-%	$686	72%	28%	-%	-%
Netherlands	335	90	10	-	-	47	35	65	-	-
Ireland	208	12	-	46	42	203	-	50	47	3
Italy	148	100	-	-	-	150	100	-	-	-
Luxembourg	146	-	100	-	-	140	-	100	-	-
Australia	95	92	8	-	-	101	91	9	-	-
Germany	71	-	8	91	1	93	21	6	73	-
France	10	100	-	-	-	9	100	-	-	-
Total European floating rate notes – available-for-sale	$1,868	60%	27%	8%	5%	$1,429	55%	34%	11%	-%
Sovereign debt:
United Kingdom	$4,743	100%	-%	-%	-%	$4,526	100%	-%	-%	-%
Netherlands	3,590	100	-	-	-	2,230	100	-	-	-
France	2,194	100	-	-	-	2,790	100	-	-	-
Germany	1,625	100	-	-	-	2,347	100	-	-	-
Other	56	98	2	-	-	61	97	3	-	-
Total sovereign debt	$12,208	100%	-%	-%	-%	$11,954	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2007	$584	-%	-%	-%	100%	$554	-%	-%	-%	100%
2006	521	-	-	-	100	488	-	-	-	100
2005	643	4	-	1	95	628	5	-	1	94
2004 and earlier	214	-	4	26	70	209	-	4	27	69
Total Alt-A RMBS (b)	$1,962	2%	-%	3%	95%	$1,879	2%	-%	3%	95%
Prime RMBS (b), originated in:
2007	$361	-%	-%	-%	100%	$370	-%	-%	-%	100%
2006	306	-	-	-	100	308	-	-	-	100
2005	452	1	3	-	96	465	-	4	-	96
2004 and earlier	34	8	-	22	70	32	9	-	22	69
Total prime RMBS (b)	$1,153	-%	1%	1%	98%	$1,175	-%	2%	1%	97%
Subprime RMBS (b), originated in:
2007	$4	-%	-%	-%	100%	$3	-%	-%	-%	100%
2006	66	-	-	-	100	74	-	-	-	100
2005	11	-	-	-	100	11	-	-	-	100
2004 and earlier	36	5	34	-	61	37	5	34	-	61
Total subprime RMBS (b)	$117	2%	10%	-%	88%	$125	2%	10%	-%	88%

(a)	At March 31, 2012 and Dec. 31, 2011, the German foreign covered bonds were considered Level 1 in the valuation hierarchy. All other assets in the table above are primarily Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Changes in Level 3 fair value measurements

The tables below include a roll forward of the balance sheet amounts (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

Our classification of a financial instrument in Level 3 of the valuation hierarchy is based on the significance of the unobservable factors to the overall fair value measurement. However, these instruments generally include other observable components that are actively quoted or validated to third-party sources; accordingly, the gains and losses in the table below include changes in fair value due to observable parameters as well as the unobservable parameters in our valuation methodologies. We also frequently manage the risks of Level 3 financial instruments using securities and derivatives positions that are Level 1 or 2 instruments which are not included in the table; accordingly, the gains or losses below do not reflect the effect of our risk management activities related to the Level 3 instruments.

Fair value measurements for assets using significant unobservable inputs for three months ended March 31, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets		Other assets	Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157	$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	-	(a)	(3	) (a)	(3	) (b)	(25	) (b)	3 (c)	(28)
Purchases, sales and settlements:
Purchases	-		-		-		-		3	3
Sales	-		-		(2)		-		(4)	(6)
Settlements	(2)		-		-		-		(8)	(10)
Fair value at March 31, 2012	$43		$-		$58		$72		$151	$324
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$(3)		$(25)		$-	$(28)
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in investment income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended March 31, 2012
	Trading liabilities
	Derivative liabilities		Total liabilities
(in millions)
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(68	) (a)	(68)
Fair value at March 31, 2012	$246		$246
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(51)		$(51)
(a)	Reported in foreign exchange and other trading revenue.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for three months ended March 31, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets		Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119		$6	$113		$338
Transfers into Level 3	-		6		-		1		-	-		7
Transfers out of Level 3	-		-		-		14		2	-		16
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	-	(a)	-	(a)	-	(b)	25	(b)	-	6	(c)	31
Purchases, issues, sales and settlements:
Purchases	-		-		-		-		-	1		1
Fair value at March 31, 2011	$10		$64		$32		$131		$4	$120		$361
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$-		$38		$-	$-		$38
(a)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(b)	Reported in foreign exchange and other trading revenue.
(c)	Reported in investment income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended March 31, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities		Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$6	$171		$2	$179
Total (gains) or losses for the period:
Included in earnings (or changes in net assets)	-	(49	) (a)	-	(49)
Purchases, issues, sales and settlements:
Settlements	(6)	4		-	(2)
Fair value at March 31, 2011	$-	$126		$2	$128
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$-	$(19)		$-	$(19)
(a)	Reported in foreign exchange and other trading revenue.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at March 31, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities: State and political
subdivisions	$43	Discounted cash flow	Expected credit loss	9 - 41%
Trading assets:
Debt and equity instruments:
Structured debt	29	Option pricing model	Correlation risk	15%
			Long-term foreign exchange volatility	13-18%
Distressed debt	29	Discounted cash flows	Expected maturity	3-10 years
			Credit spreads	200-900 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	35	Option pricing model	Correlation risk	0-25%
			Long-term foreign exchange volatility	13-18%
Equity:
Equity options	37	Option pricing model	Long-term equity volatility	23-32%
Measured on a nonrecurring basis:
Loans	44	Discounted cash flows	Timing of sale	0-21 months
			Cap rate	5.5 – 8.0%
			Cost to complete/sell	0-29%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at March 31, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$178	Option pricing model	Correlation risk	0-25%
			Long-term foreign exchange volatility	13-18%
Equity:
Equity options	68	Option pricing model	Long-term equity volatility	23-32%

(a) The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

bps — basis points

At March 31, 2012, the available-for-sale securities categorized as Level 3 within the fair value hierarchy primarily consist of a security issued by a municipality that has filed for bankruptcy. The fair value of this security was determined based on expected credit losses. A significant deviation from the expected credit losses would result in a significantly higher or lower fair value.

At March 31, 2012, debt and equity instruments reported as trading assets on the balance sheet include structured debt and distressed debt. For our structured debt, changes in foreign exchange volatility generally results in a higher or lower fair value, while changes in the correlation of interest and foreign exchange factors generally increases or decreases the fair value of the instrument. The principal unobservable inputs for distressed debt include credit spreads and expected maturity. Changes in credit spreads or the expected period until maturity would result in an increase or decrease in the fair value of these instruments.

At March 31, 2012, our trading assets and trading liabilities included interest rate derivative assets and liabilities, respectively, and equity derivative assets and liabilities, respectively, classified as Level 3 within the fair value hierarchy. For our structured foreign exchange swaptions, changes in foreign exchange volatility generally results in an increased or decreased liability while changes in the correlation of interest and foreign exchange factors generally results in a favorable or unfavorable movement in the fair value of the instrument. The

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Company purchases and sells certain long-term equity options based on changes in volatility, which in turn offset option values.

At March 31, 2012, loans measured at fair value on a nonrecurring basis that are included in Level 3 of the fair value hierarchy include collateral dependent loans. Principal unobservable inputs may include forecast timing of sales, cap rates and costs to complete/sell. An increase in holding period, cap rate or costs to complete/sell would generally result in a decrease of the fair value of loans. A decrease in holding period, cap rate or costs to complete/sell would generally result in an increase in fair value of the loans.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair values of our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2012 and Dec. 31, 2011, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2012 and Dec. 31, 2011.

Assets measured at fair value on a nonrecurring basis at March 31, 2012				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$213	$44	$257
Other assets (b)	-	111	-	111
Total assets at fair value on a nonrecurring basis	$-	$324	$44	$368

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2011				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$178	$43	$221
Other assets (b)	-	126	-	126
Total assets at fair value on a nonrecurring basis	$-	$304	$43	$347
(a)	During the quarters ended March 31, 2012 and Dec. 31, 2011, the fair value of these loans was reduced $13 million and $32 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value (in millions)	March 31, 2012	Dec. 31, 2011
Assets of consolidated investment management funds:
Trading assets	$11,079	$10,751
Other assets	530	596
Total assets of consolidated investment management funds	$11,609	$11,347
Liabilities of consolidated investment management funds:
Trading liabilities	$10,290	$10,053
Other liabilities	38	32
Total liabilities of consolidated investment management funds	$10,328	$10,085

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At March 31, 2012, the fair value of this long-term debt was $320 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2012	March 31, 2011
Long-term debt (a)	$6	$1

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

Note 17 – Derivative instruments

We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk. Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades. In addition, we periodically manage positions for our own account.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign exchange and interest rate risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Counterparty default losses in the first quarter of 2012 were less than $1 million. There were no counterparty default losses in the first quarter of 2011.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of investment securities available-for-sale, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The securities hedged consist of sovereign debt and U.S. Treasury bonds that had original maturities of 30 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2012, $4.5 billion face amount of securities were hedged with interest rate swaps that had notional values of $4.5 billion.

The fixed rate deposits hedged generally have original maturities of three to six years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At March 31, 2012, $10 million face amount of deposits were hedged with interest rate swaps that had notional values of $10 million.

The fixed rate long-term debts hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2012, $15.2 billion par value of debt was hedged with interest rate swaps that had notional values of $15.2 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2012, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $164 million (notional), with $3 million of pre-tax gain recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of six months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Danish Krona, British Pound, Swiss Franc and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of March 31, 2012, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $9.2 billion (notional), with $1 million of pre-tax loss recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next six months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2012, forward foreign exchange contracts with notional amounts totaling $5.2 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2012, had a combined U.S. dollar equivalent value of $509 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2011
Fair value hedges of securities	$3.4	$(3.5)	$(0.3)
Fair value hedge of deposits and long-term debt	(3.5)	(2.7)	(5.8)
Cash flow hedges	0.1	(0.1)	(0.1)
Other (a)	(0.1)	0.1	0.1
Total	$(0.1)	$(6.2)	$(6.1)
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the balance sheet
	Notional Value		Asset Derivatives Fair Value (a)		Liability Derivatives Fair Value (a)
(in millions)	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011	March 31, 2012	Dec. 31, 2011
Derivatives designated as hedging instruments (b):
Interest rate contracts	$19,783	$18,281	$986	$965	$178	$298
Foreign exchange contracts	14,599	14,160	49	635	11	21
Total derivatives designated as hedging instruments			$1,035	$1,600	$189	$319
Derivatives not designated as hedging instruments (c):
Interest rate contracts	$962,564	$975,308	$22,249	$26,652	$23,215	$27,440
Equity contracts	9,746	8,205	498	418	461	330
Credit contracts	270	333	-	3	1	-
Foreign exchange contracts	406,788	379,235	4,120	4,632	3,853	4,355
Total derivatives not designated as hedging instruments			$26,867	$31,705	$27,530	$32,125
Total derivatives fair value (d)			$27,902	$33,305	$27,719	$32,444
Effect of master netting agreements			(23,059)	(26,047)	(22,085)	(25,009)
Fair value after effect of master netting agreements			$4,843	$7,258	$5,634	$7,435

(a)	Derivative financial instruments are reported net of cash collateral received and paid of $1,148 million and $174 million, respectively, at March 31, 2012, and $1,269 million and $231 million, respectively at Dec. 31, 2011.
(b)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(c)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(d)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

At March 31, 2012, approximately $542 billion (notional) of interest rate contracts will mature within one year, $238 billion between one and five years, and $202 billion after five years. At

March 31, 2012, approximately $405 billion (notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging	Location of gain or (loss) recognized in income on	Gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on	Gain or (loss) recognized in hedged item
relationships	derivatives	1Q12	4Q11	1Q11	hedged item	1Q12	4Q11	1Q11
Interest rate contracts	Net interest revenue	$127	$(192)	$(79)	Net interest revenue	$(127)	$185	$73

Derivatives in cash flow hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	1Q12	4Q11	1Q11	(effective portion)	1Q12	4Q11	1Q11	effectiveness testing)	1Q12	4Q11	1Q11
FX contracts	$(2)	$(61)	$(5)	Net interest revenue	$(4)	$(10)	$(11)	Net interest revenue	$-	$-	$-
FX contracts	3	-	-	Other revenue	2	(2)	3	Other revenue	0.1	(0.1)	(0.1)
FX contracts	342	43	(491)	Trading revenue	342	43	(491)	Trading revenue	-	-	-
FX contracts	(1)	-	3	Salary expense	(1)	-	-	Salary expense	-	-	-
Total	$342	$(18)	$(493)		$339	$31	$(499)		$0.1	$(0.1)	$(0.1)

Derivatives in net investment hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	1Q12	4Q11	1Q11	(effective portion)	1Q12	4Q11	1Q11	effectiveness testing)	1Q12	4Q11	1Q11
FX contracts	$(139)	$36	$(169)	Net interest revenue	$-	$-	$-	Other revenue	$(0.1)	$0.1	$0.1

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Trading activities (including trading derivatives)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
	Quarter ended
	March 31,	Dec. 31,	March 31,
(in millions)	2012	2011	2011
Foreign exchange	$136	$183	$173
Fixed income	47	41	17
Credit derivatives (a)	(2)	(2)	(1)
Other	10	6	9
Total	$191	$228	$198
(a)	Used as economic hedges of loans.

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

Counterparty credit risk and collateral

We assess credit risk of our counterparties through regular examination of their financial statements, confidential communication with the management of those counterparties and regular monitoring of publicly available credit rating information. This and other information is used to develop proprietary credit rating metrics used to assess credit quality.

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

Disclosure of contingent features in over-the-counter (“OTC”) derivative instruments

Certain OTC derivative contracts and/or collateral agreements of The Bank of New York Mellon, our largest banking subsidiary and the subsidiary through which BNY Mellon enters into the substantial majority of all of its OTC derivative contracts and/or collateral agreements, contain provisions that may require us to take certain actions if The Bank of New York Mellon’s public debt rating fell to a certain level. Early termination provisions, or “close-out” agreements, in those contracts could trigger immediate payment of outstanding contracts that are in net liability positions. Certain collateral agreements would require The Bank of New York Mellon to immediately post additional collateral to cover some or all of The Bank of New York Mellon’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2012 for three key ratings triggers:

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$839 million
Baa2/BBB	$1,146 million
Bal/BB+	$2,431 million
(a)	The change between rating categories is incremental, not cumulative.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2012, existing collateral arrangements would have required us to have posted an additional $445 million of collateral.

Note 18 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2012 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure	March 31, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Banks	$5.6	$1.6	$7.2
Securities industry	4.4	2.2	6.6
Insurance	0.1	4.3	4.4
Asset managers	0.8	3.5	4.3
Government	-	1.5	1.5
Other	0.1	1.5	1.6
Total	$11.0	$14.6	$25.6

Commercial portfolio exposure	March 31, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.3	$5.8	$6.1
Energy and utilities	0.3	4.9	5.2
Services and other	0.5	4.4	4.9
Media and telecom	0.1	1.5	1.6
Total	$1.2	$16.6	$17.8

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks (in millions)	March 31, 2012	Dec 31, 2011
Lending commitments (a)	$28,737	$28,406
Standby letters of credit (b)	6,399	6,707
Commercial letters of credit	294	437
Securities lending indemnifications	264,934	268,812
Support agreements	70	63
(a)	Net of participations totaling $304 million at March 31, 2012 and $326 million at Dec. 31, 2011.
(b)	Net of participations totaling $1.1 billion at March 31, 2012 and $1.2 billion at Dec. 31, 2011.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.7 billion less than one year, $18.8 billion in one to five years, and $0.2 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.4 billion at

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

March 31, 2012 and $6.7 billion at Dec. 31, 2011, and includes $560 million and $485 million that were collateralized with cash and securities at March 31, 2012 and Dec. 31, 2011, respectively. At March 31, 2012, approximately $4.4 billion of the SBLCs will expire within one year and $2.0 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 – Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $108 million at March 31, 2012 and $103 million at Dec. 31, 2011.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31, 2012	Dec. 31, 2011
Investment grade	90%	91%
Noninvestment grade	10%	9%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $294 million at March 31, 2012 compared with $437 million at Dec. 31, 2011.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New

York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $272 billion at March 31, 2012 and $276 billion at Dec. 31, 2011.

At March 31, 2012, our potential maximum exposure to support agreements was approximately $70 million, after deducting the reserve, assuming the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This compares with $63 million at Dec. 31, 2011.

Trust activities

As a result of the Global Investment Servicing acquisition, at March 31, 2012, our clients maintained approximately $690 million of custody cash on deposit with other institutions. Revenue generated from these balances is included in other revenue on the income statement. These deposits are expected to transition to BNY Mellon by mid-2012.

Indemnification Arrangements under Ordinary Course Contracts

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2012 and Dec. 31, 2011, we have not recorded any material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies which enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2012 and Dec. 31, 2011, we have not recorded any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions and regulatory matters. Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, penalties and/or other remedial sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, we do not believe that judgments or settlements, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of matters described in Note 11 of the Notes to Consolidated Financial Statements, subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $900 million in excess of the accrued liability (if any) related to those matters.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Securities Lending Matters

As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from December 2008 to 2012, and are currently pending in courts in Oklahoma, New York, Washington, California, South Carolina and North Carolina and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc., Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses. Three of the pending cases seek to proceed as class actions.

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

As previously disclosed, Ivy or its affiliates have been named in a number of civil lawsuits filed beginning Jan. 27, 2009 relating to certain investment funds that allege losses due to the Madoff investments. Ivy acted as a sub-advisor to the investment managers of some of those funds. Plaintiffs assert various causes of action including securities and common-law fraud. Certain of the cases have been certified as class actions and/or assert derivative claims on behalf of the funds. Most of the cases have been consolidated in two actions in federal court in the Southern District of New York, with certain cases filed in New York State Supreme Court for New York and Nassau counties.

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

Medical Capital Litigations

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and currently pending in federal court in the Central District of California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. The Bank of New York Mellon has reached a conditional settlement in principle with the Federal Equity Receiver for Medical Capital Corporation and its affiliates.

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each filed a Notice of Intervention in a qui tam lawsuit pending in its jurisdiction. These offices filed complaints superseding the qui tam lawsuits on Aug. 11, 2011. On May 1, 2012, the Virginia court dismissed the lawsuit in its entirety. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit whereby, among other things, the plaintiffs assert claims under the Martin Act and state and city false claims acts. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit pending in California state court, previously under seal, and, on Nov. 28, 2011, BNY Mellon removed the lawsuit to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act, and provided plaintiffs an opportunity to file a motion seeking leave to replead. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011. The complaints, which assert varying claims, including breach of contract, and violations of ERISA, state and federal law, all allege that the prices BNY Mellon charged and reported for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed on various dates in 2011 and 2012 in state and federal court in New York. BNY Mellon has also been named as a defendant in a lawsuit filed on March 12, 2012 in Ohio state court, and subsequently removed to federal district court in Ohio, asserting claims including breach of contract and fraud, as well as a qui tam lawsuit originally filed under seal in October 2009 in Massachusetts state court. To the extent these lawsuits are pending in federal court, they have been consolidated for pre-trial purposes in federal court in New York.

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

Tax Litigation

As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of U.K. corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Trial began on April 16, 2012. The aggregate tax benefit for all six years in question is approximately $900 million, including interest. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Mortgage-Securitization Trusts Proceeding

As previously disclosed, The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York Attorney General has sought permission to intervene in this proceeding. On Aug. 26, 2011, an investor that had intervened in the state court proceeding removed this case to the United States District Court for the Southern District of New York. The District Court denied BNY Mellon’s motion to remand the case to state court. BNY Mellon appealed, and the Second Circuit Court of Appeals reversed on Feb. 27, 2012 and remanded the action to state court.

Federal Reserve Order

In September 2008, BNY Mellon borrowed from the Federal Reserve Bank of Boston (the “Boston Fed”) under the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (the “AMLF”). Due to an internal error, a portion of the collateral that BNY Mellon pledged to the Boston Fed in connection with this borrowing was ineligible under the AMLF. BNY Mellon subsequently discovered the error, but did not properly communicate it to the Boston Fed. As a result, with BNY Mellon’s consent, the Board of Governors of the Federal Reserve System, issued a Cease and Desist Order and assessed a civil money penalty of $6 million. BNY Mellon paid the penalty on April 10, 2012. BNY Mellon timely repaid all amounts borrowed under the AMLF.

Note 19 – Review of businesses

We have an internal information system that produces performance data for our two principal businesses and the Other segment. The following discussion of our businesses satisfies the disclosure requirements for ASC 280, Segment Reporting.

Organization of our business

On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. In the first quarter of 2012, we reclassified the results of the Shareowner Services business from the Investment Services business to the Other segment. The reclassification did not impact the consolidated results. All prior periods have been restated.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification whenever improvements are made in the measurement principles, or when organizational changes are made.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in BNY Mellon’s 2011 Annual Report.

The operations of acquired businesses are integrated with the existing businesses soon after they are completed. As a result of the integration of staff support functions, management of customer relationships, operating processes and the financial impact of funding acquisitions, we cannot precisely determine the impact of acquisitions on income before taxes and therefore do not report it.

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

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

High-net-worth individuals and families, endowments and foundations and related entities

•    Distribution and servicing fees

Investment Services

•    Asset servicing fees, including institutional trust and custody fees, broker-dealer services and securities lending

•    Issuer services fees, including Corporate Trust and Depositary Receipts

•    Clearing services fees, including broker-dealer services, registered investment advisor services and prime brokerage services

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

•	Support and other indirect expenses are allocated to businesses based on internally-developed methodologies.
•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.
•	Litigation expense is generally recorded in the business in which the charge occurs.
•

Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the securities portfolio are included in the Other segment.

•	Client deposits serve as the primary funding source for our investment securities portfolio. We typically allocate all interest revenue to the businesses generating the deposits.

Accordingly, accretion related to the restructured investment securities portfolio has been included in the results of the businesses.

•	Restructuring charges are related to corporate initiatives and are therefore recorded in the Other segment.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$852	(a)	$1,854	$164	$2,870	(a)
Net interest revenue	55		644	66	765
Total revenue	907		2,498	230	3,635
Provision for credit losses	-		16	(11)	5
Noninterest expense	667		1,829	260	2,756
Income (loss) before taxes	$240	(a)	$653	$(19)	$874	(a)
Pre-tax operating margin (b)	26%		26%	N/M	24%
Average assets	$36,475		$215,899	$48,970	$301,344
(a)	Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended Dec. 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$767	(a)	$1,781	$240	$2,788	(a)
Net interest revenue	55		634	91	780
Total revenue	822		2,415	331	3,568
Provision for credit losses	-		-	23	23
Noninterest expense	685		1,756	387	2,828
Income (loss) before taxes	$137	(a)	$659	$(79)	$717	(a)
Pre-tax operating margin (b)	17%		27%	N/M	20%
Average assets	$37,163		$228,668	$50,243	$316,074
(a)	Total fee and other revenue includes a loss from consolidated investment management funds of $5 million, net of loss attributable to noncontrolling interests of $28 million, for a net impact of $23 million. Income before taxes includes a loss attributable to noncontrolling interests of $28 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

For the quarter ended March 31, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$868	(a)	$1,889	$147	$2,904	(a)
Net interest revenue	52		621	25	698
Total revenue	920		2,510	172	3,602
Noninterest expense	682		1,752	263	2,697
Income (loss) before taxes	$238	(a)	$758	$(91)	$905	(a)
Pre-tax operating margin (b)	26%		30%	N/M	25%
Average assets	$37,315		$176,162	$44,221	$257,698
(a)	Total fee and other revenue includes income from consolidated investment management funds of $110 million, net of noncontrolling interests of $44 million, for a net impact of $66 million. Income before taxes includes noncontrolling interests of $44 million.
(b)	Income before taxes divided by total revenue.

N/M - Not meaningful.

Note 20 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2012	2011
Transfers from loans to other assets for OREO	$3	$3
Assets of consolidated VIEs	262	(67)
Liabilities of consolidated VIEs	243	(246)
Noncontrolling interests of consolidated VIEs	39	78

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

110 BNY Mellon

Forward-looking Statements (continued)

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; and factors affecting the performance of our businesses. In addition, these forward-looking statements relate to: the usefulness of Non-GAAP measures; expectations regarding legal and litigation costs; expectations regarding our foreign exchange revenue; expectations regarding our effective tax rate; expectations regarding the seasonality impact on our business; expectations regarding our operational excellence initiatives; estimations of market value impact on fee revenue; expectations regarding the impact that a goodwill impairment charge would have on our regulatory capital ratios; statements regarding the impact of money market fee waivers or changes in levels of assets under management on the fair value of Asset Management; impact of significant changes in ratings classifications for our investment portfolio; assumptions with respect to residential mortgage-backed securities; effects of changes in projected loss severities and default rates on impairment charges; statements on our credit strategies; goals with respect to our commercial portfolio; statements regarding our leasing portfolio; estimates of provisions for credit losses; the effect of credit ratings on allowances, estimates and cash flow models; statements regarding our liquidity cushion, liquidity ratios, liquidity asset buffer and potential uses of liquidity; statements regarding a reduction in our Investment Services businesses; statements with respect to our liquidity targets; statements regarding our balance sheet size and client deposit levels; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; statements regarding the remarketing of the notes in Mellon Capital IV and the trust preferred securities issued by Mellon Capital IV; expectations with respect to capital, including anticipated repayment and call of outstanding debt and issuance of replacement securities; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our plans to repurchase shares of common stock; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations and assumptions in net interest rate sensitivities; impact of certain events on the growth or contraction of deposits, our assumptions for net interest rate sensitivity, our balance sheet and net interest revenue; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act; the Federal Reserve’s proposed rules regarding enhanced prudential standards and early remediation requirements; the Federal Reserve’s and FDIC’s proposed resolution planning rules; the Federal Reserve’s rules regarding its comprehensive capital analysis and review; the Volcker rule; proposed rules removing references to credit ratings; our expectation regarding Basel II and Basel III requirements and the impact on our capital ratios; statements regarding Basel III and our estimated Basel III Tier 1 common equity ratio, including expectations related to our timeline to meet the proposed Basel III capital guidelines; the implementation of IFRS; our ability to compete and our investment in technology; the amount of dividends bank subsidiaries can pay without regulatory waiver or restrictions on those dividends; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, such as: uncertainty in financial markets and weakness in the economy; disruptions in European

BNY Mellon 111

Forward-looking Statements (continued)

economies, or the failure or instability of any of our significant counterparties in Europe; continued market volatility; write-downs of financial instruments that we own or other losses related to volatile or illiquid market conditions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; low or volatile interest rates and its impact on money market fund sponsors; changes to deposit insurance premiums; the level of regulation applicable to, and the costs associated therewith of, our competitors, the degree of consolidation and the breadth of products and services offerings of companies in the financial services industry and the ability of BNY Mellon to distinguish itself from its competitors; declines in capital markets on our fee-based businesses; stable exchange-rate environment and declines in cross-border activity; dependence on consistent execution of fee-based services that we perform; the failure to successfully integrate strategic acquisitions; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; changes to credit ratings; supervisory standards; access to capital markets;

monetary policy and other governmental regulations; failures relating to operational risk and circumvention of controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; dependence on technology and intellectual property; global operations and regulation; acts of terrorism and global conflicts; risks relating to new lines of business; attracting and retaining employees; tax and accounting laws and regulations; inadequate credit reserves; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends and anti-takeover provisions in our certificate of incorporation and bylaws. Investors should consider all risks in BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the first quarter of 2012.

Issuer purchases of equity securities

Share repurchases in the first quarter of 2012
(dollars in billions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
					Amounts		Shares
During the month of:
January 2012	5,022		21.06	5,000	N/A		7,021
February 2012	12,298		21.71	12,250	N/A		6,771
March 2012	1,131		22.45	-	$1.16	(b)	-	(b)
First quarter 2012	18,451	(a)	$21.58	17,250	$1.16	(b)	-	(b)
(a)	Includes shares purchased at a purchase price of approximately $27 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.
(b)	On Dec. 18, 2007, the Board of Directors of BNY Mellon authorized the repurchase of up to 35 million shares of common stock. On March 22, 2011, the Board of Directors of BNY Mellon authorized the repurchase of up to an additional 13 million shares of common stock. On Feb. 14, 2012, in order to continue with share repurchases under our 2011 capital plan, the Board of Directors authorized the repurchase of an additional 12 million shares of common stock. At March 31, 2012, 6.8 million shares of common stock remained available for repurchase under the Feb. 2012 board authorization. While there are no expiration dates on the prior share repurchase authorizations, BNY Mellon does not intend to use the prior authorizations for any future share repurchases. On March 13, 2012, the Board of Directors authorized a new stock purchase program providing for the repurchase of an aggregate of $1.16 billion of common stock. The new share repurchase program may be executed through open market purchases or privately negotiated transactions at such prices, times and upon such other terms as may be determined from time to time.

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

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: May 9, 2012	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

114    BNY Mellon

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, as filed with the Commission on Feb. 28, 2011, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2012. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

BNY Mellon 115

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

116 BNY Mellon