Form 10-Q
period 2012-06-30
Bank of New York Mellon CORP
filed 2012-08-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2012

Common Stock, $0.01 par value	1,181,297,952

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2012 Form 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Second quarter 2012 and subsequent events	4
Highlights of second quarter 2012 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	16
Review of businesses	16
Critical accounting estimates	27
Consolidated balance sheet review	27
Liquidity and dividends	40
Capital	43
Trading activities and risk management	47
Foreign exchange and other trading	48
Asset/liability management	49
Off-balance sheet arrangements	50
Supplemental information – Explanation of Non-GAAP financial measures	50
Recent accounting and regulatory developments	54
Government monetary policies and competition	62
Website information	62

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	63
Consolidated Comprehensive Income Statement (unaudited)	65
Consolidated Balance Sheet (unaudited)	66
Consolidated Statement of Cash Flows (unaudited)	67
Consolidated Statement of Changes in Equity (unaudited)	68

Notes to Consolidated Financial Statements:
Note 1 – Basis of presentation	69
Note 2 – Accounting changes and new accounting guidance	69
Note 3 – Acquisitions and dispositions	70
Note 4 – Securities	71
Note 5 – Loans and asset quality	74
Note 6 – Goodwill and intangible assets	81
Note 7 – Other assets	82
Note 8 – Net interest revenue	83
Note 9 – Employee benefit plans	84
Note 10 – Restructuring charges	84
Note 11 – Income taxes	85
Note 12 – Securitizations and variable interest entities	86
Note 13 – Other comprehensive income	88
Note 14 – Fair value measurement	90
Note 15 – Fair value option	104
Note 16 – Derivative instruments	104
Note 17 – Commitments and contingent liabilities	109
Note 18 – Review of businesses	114
Note 19 – Supplemental information to the Consolidated Statement of Cash Flows	117

Item 4. Controls and Procedures	118

Forward-looking Statements	119

Part II – Other Information

Item 1. Legal Proceedings	121

Item 1A. Risk Factors	121

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	122

Item 6. Exhibits	122

Signature	123

Index to Exhibits	124

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Results applicable to common shareholders of
The Bank of New York Mellon Corporation:
Net income	$466	$619	$735	$1,085	$1,360
Basic EPS	0.39	0.52	0.59	0.91	1.09
Diluted EPS	0.39	0.52	0.59	0.90	1.08

Fee and other revenue	$2,826	$2,838	$3,056	$5,664	$5,894
Income from consolidated investment management funds	57	43	63	100	173
Net interest revenue	734	765	731	1,499	1,429

Total revenue	$3,617	$3,646	$3,850	$7,263	$7,496

Return on common equity (annualized) (a)	5.5%	7.4%	8.8%	6.4%	8.3%
Non-GAAP adjusted (a)	8.9%	8.9%	10.1%	8.9%	9.6%

Return on tangible common equity (annualized) – Non-GAAP (a)	15.7%	21.0%	26.3%	18.3%	25.3%
Non-GAAP adjusted (a)	22.4%	23.0%	27.6%	22.7%	26.6%

Return on average assets (annualized)	0.61%	0.83%	1.06%	0.72%	1.02%

Fee revenue as a percentage of total revenue excluding net securities gains (losses)	78%	78%	79%	78%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$233	$233	$248	$233	$243

Percentage of non-U.S. total revenue (b)	37%	37%	37%	37%	37%

Pre-tax operating margin (a)	16%	24%	27%	20%	26%
Non-GAAP adjusted (a)	29%	30%	31%	29%	30%

Net interest margin (FTE)	1.25%	1.32%	1.41%	1.28%	1.43%

Market value of assets under management at period end (in billions)	$1,299	$1,308	$1,274	$1,299	$1,274
Market value of assets under custody and administration at period end (in trillions)	$27.1	$26.6	$26.3	$27.1	$26.3
Market value of cross-border assets at period end (in trillions)	$9.9	$10.4	$10.1	$9.9	$10.1

Market value of securities on loan at period end (in billions) (c)	$275	$265	$273	$275	$273

Average common shares and equivalents outstanding (in thousands):
Basic	1,181,350	1,193,931	1,230,406	1,187,649	1,232,232
Diluted	1,182,985	1,195,558	1,233,710	1,189,264	1,236,016

Capital ratios (d):
Estimated Basel III Tier 1 common equity ratio(a)(e)	8.7%	N/A	N/A	8.7%	N/A
Basel I Tier 1 common equity to risk-weighted assets ratio –
Non-GAAP (a)	13.2%	13.9%	12.6%	13.2%	12.6%
Basel I Tier 1 capital ratio	14.7%	15.6%	14.1%	14.7%	14.1%
Basel I Total (Tier 1 plus Tier 2) capital ratio	16.4%	17.5%	16.7%	16.4%	16.7%
Basel I leverage capital ratio	5.5%	5.6%	5.8%	5.5%	5.8%
BNY Mellon shareholders’ equity to total assets ratio (a)	10.5%	11.3%	11.1%	10.5%	11.1%
BNY Mellon common shareholders’ equity to total assets ratio (a)	10.3%	11.3%	11.1%	10.3%	11.1%
Tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.1%	6.5%	6.0%	6.1%	6.0%

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) continued

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Selected average balances:
Interest-earning assets	$239,755	$236,331	$209,923	$238,042	$200,105
Assets of operations	$293,718	$289,900	$264,254	$291,808	$253,863
Total assets	$305,002	$301,344	$278,480	$303,172	$268,147
Interest-bearing deposits	$130,482	$125,438	$125,958	$127,959	$121,263
Noninterest-bearing deposits	$62,860	$66,613	$43,038	$64,737	$40,839
Preferred stock	$60	$-	$-	$30	$-
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,123	$33,718	$33,464	$33,920	$33,147

Other information at period end:
Cash dividends per common share	$0.13	$0.13	$0.13	$0.26	$0.22
Common dividend payout ratio	33%	25%	22%	29%	20%
Common dividend yield (annualized)	2.4%	2.2%	2.0%	2.4%	1.7%
Closing common stock price per common share	$21.95	$24.13	$25.62	$21.95	$25.62
Market capitalization	$25,929	$28,780	$31,582	$25,929	$31,582
Book value per common share – GAAP (a)	$28.81	$28.51	$27.46	$28.81	$27.46
Tangible book value per common share – Non-GAAP (a)	$11.47	$11.17	$10.28	$11.47	$10.28

Full-time employees	48,200	47,800	48,900	48,200	48,900

Common shares outstanding (in thousands)	1,181,298	1,192,716	1,232,691	1,181,298	1,232,691
(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for a calculation of these ratios.
(b)	Includes fee revenue, net interest revenue and income (loss) from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests.
(c)	Represents the securities on loan managed by the Investment Services business.
(d)	When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”.
(e)	The estimated Basel III Tier 1 common equity ratio at June 30, 2012 is based on the Notices of Proposed Rulemaking (“NPRs”) and final market risk rule released on June 7, 2012. The estimated Basel III Tier 1 common equity ratios of 7.6% at March 31, 2012 and 6.5% at June 30, 2011 were based on prior Basel III guidance and the proposed market risk rule.

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

How we reported results

Throughout this Form 10-Q, measures which are noted as “Non-GAAP” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for a reconciliation of financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global financial services company focused on helping clients manage and service their financial assets, operating in 36 countries and serving more than 100 markets.

BNY Mellon is a leading provider of financial services for institutions, corporations and high-net-worth individuals, offering superior investment management and investment services through a worldwide client-focused team. At June 30, 2012, we had $27.1 trillion in assets under custody and administration and $1.3 trillion in assets under management, serviced $11.5 trillion in outstanding debt and processed global payments averaging $1.4 trillion per day.

Second quarter 2012 and subsequent events

Settlement of securities lending matter

On July 5, 2012, BNY Mellon, N.A. and The Bank of New York Mellon entered into a settlement agreement related to a previously disclosed class action lawsuit pending in federal court in Oklahoma and initiated by CompSource Oklahoma concerning losses in connection with the investment of securities lending collateral in Sigma Finance Inc. (“Sigma”). The settlement agreement is subject to final court approval.

The company recorded an after-tax charge of $212 million (approximately $350 million pre-tax) in the second quarter of 2012 primarily related to claims involving Sigma investments. This charge includes in part the expected payment of $280 million settling the Sigma-related class action.

Proposed risk-based capital rules

On June 7, 2012, the U.S. regulatory agencies released three Notices of Proposed Rulemaking (“NPRs”) and final market risk rule which provide guidance on the determination of regulatory capital ratios. At June 30, 2012, our estimated Basel III Tier 1 common equity ratio calculated under the new guidelines was 8.7%. Our estimated Basel III Tier 1 common equity ratio of 7.6% at March 31, 2012 and 6.5% at June 30, 2011 were based on prior Basel III guidance and the proposed market risk rule. The sequential increase was primarily due to the reduction in risk-weighted assets related to the treatment of sub-investment grade securities, partially offset by the treatment of investment-grade securitizations and financial institution exposure. The positive impact of the NPRs was partially offset by balance sheet growth in the second quarter of 2012.

4    BNY Mellon

See the “Regulatory Developments” section for a discussion of the NPRs and final market risk rule and the “Capital” section for the calculation of our estimated Basel III Tier 1 common equity ratio.

European Central Bank interest rate cut

On July 5, 2012, the European Central Bank (“ECB”) cut its main refinancing rate to 0.75% and reduced its deposit rate, which acts as a floor for the money markets, to zero. The combination of the lower ECB deposit rate and the balances maintained at the ECB could negatively impact our net interest revenue by approximately $20-$25 million in the second half of 2012. We expect to substantially mitigate the adverse impact of the rate cut through investment strategies. Additionally, the rate cut could result in an increase to our balance sheet if deposit balances were to increase as fund managers exit money market funds. We expect any impact to fee revenue from the rate cut to be immaterial.

Highlights of second quarter 2012 results

We reported net income applicable to common shareholders of BNY Mellon of $466 million, or $0.39 per diluted common share including a litigation charge of $212 million (after-tax) or $0.18 per common share, in the second quarter of 2012 compared with $735 million, or $0.59 per diluted common share, in the second quarter of 2011 and $619 million, or $0.52 per diluted common share, in the first quarter of 2012.

Highlights for the second quarter of 2012 include:

•

Assets under custody and administration (“AUC”) totaled a record $27.1 trillion at June 30, 2012 compared with $26.3 trillion at June 30, 2011 and $26.6 trillion at March 31, 2012. This represents an increase of 3% compared with the prior year and 2% sequentially. The increases were driven by net new business, partially offset by lower equity market values. (See the “Review of businesses – Investment Services business” beginning on page 23).

•

Assets under management (“AUM”), excluding securities lending assets, totaled $1.30 trillion at June 30, 2012, compared with $1.27 trillion at June 30, 2011 and $1.31 trillion at March 31, 2012. This represents an increase of 2% compared with the prior year and a decrease of 1% sequentially. Year-over-year, net inflows were partially offset by lower equity market values. On a sequential basis, the decrease resulted from lower equity market values, partially offset by net inflows. (See the “Review of businesses – Investment Management business” beginning on page 20).
•

Investment services fees totaled $1.7 billion in the second quarter of 2012 compared with $1.8 billion in the second quarter of 2011. The decrease was primarily driven by the impact of the sale of the Shareowner Services business in the fourth quarter of 2011, lower Depositary Receipts revenue and higher money market fee waivers, partially offset by higher Clearing Services fees and net new business. (See the “Review of businesses – Investment Services business” beginning on page 23).

•

Investment management and performance fees totaled $797 million in the second quarter of 2012 compared with $779 million in the second quarter of 2011. The increase was primarily driven by higher performance fees and net new business, partially offset by lower equity market values. (See the “Review of businesses – Investment Management business” beginning on page 20).

•

Foreign exchange and other trading revenue totaled $180 million in the second quarter of 2012 compared with $222 million in the second quarter of 2011. In the second quarter of 2012, foreign exchange revenue totaled $157 million, a decrease of 15%, reflecting lower volatility and volumes. Other trading revenue was $23 million in the second quarter of 2012 compared with $38 million in the second quarter of 2011. The decrease was primarily driven by lower fixed income trading revenue. (See “Fee and other revenue” beginning on page 7).

•

Investment and other income totaled $48 million in the second quarter of 2012 compared with $145 million in the second quarter of 2011. The decrease primarily resulted from lower asset-related gains and equity investment revenue. (See “Fee and other revenue” beginning on page 7).

•

Net interest revenue totaled $734 million in the second quarter of 2012 compared with $731 million in the second quarter of 2011. The increase was primarily driven by higher average client deposits, increased investment in high- quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. The net interest margin (FTE) for the second quarter of 2012 was 1.25% compared with 1.41% in the second quarter of 2011. The decrease reflects increased client

BNY Mellon    5

deposits which were invested in lower-yielding assets reflecting the current market environment. (See “Net interest revenue” on page 11).
•

The provision for credit losses was a credit of $19 million in the second quarter of 2012 primarily resulting from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, as well as improvements in the mortgage portfolio. There was no provision in the second quarter of 2011. (See “Consolidated balance sheet review – Asset quality and allowance for credit losses” beginning on page 36).

•

Noninterest expense totaled $3.0 billion in the second quarter of 2012 compared with $2.8 billion in the second quarter of 2011. The increase primarily reflects a litigation charge of approximately $350 million (pre-tax), partially offset by the impact of our operational excellence initiatives. (See “Noninterest expense” beginning on page 14).

•

BNY Mellon recorded an income tax provision of $93 million (15.8% effective tax rate) in the second quarter of 2012, which includes a reduction in the tax rate of approximately 9% related to the litigation charge. The operating tax rate – Non-GAAP in the second quarter of 2012 was 26.1% and included an increased benefit of certain tax credits. This compared with an income tax provision of $277 million (26.9% effective tax rate) in the second quarter of 2011. (See “Income taxes” on page 16).

•

The unrealized pre-tax gain on our total investment securities portfolio was $1.4 billion at June 30, 2012 compared with $1.2 billion at March 31, 2012. The increase in the valuation of the investment securities portfolio primarily reflects a decline in market interest rates. (See “Consolidated balance sheet review – Investment securities” beginning on page 30).

•

At June 30, 2012, our estimated Basel III Tier 1 common equity ratio was 8.7% based on the NPRs and final market risk rule. The increase in the ratio from 7.6% at March 31, 2012, which was calculated under prior Basel III guidance and the proposed market risk rule, was primarily due to the reduction in risk-weighted assets related to the treatment of sub-investment grade securities, partially offset by the treatment of investment grade securitizations and financial institution exposure. The positive impact of the NPRs was partially offset by balance sheet growth in the second quarter of 2012. (See “Capital” beginning on page 43).

•

We generated $527 million of gross Basel I Tier 1 common equity in the second quarter of 2012, primarily driven by earnings. Our Basel I Tier 1 capital ratio was 14.7% at June 30, 2012 compared with 14.1% at June 30, 2011. (See “Capital” beginning on page 43).

•	In the second quarter of 2012, we repurchased 12.2 million common shares in the open market at an average price of $23.38 per share for a total of $286 million.

6    BNY Mellon

Fee and other revenue

Fee and other revenue (a)								YTD12 vs. YTD11
				2Q12 vs.		Year-to-date
(dollars in millions, unless otherwise noted)	2Q12	1Q12	2Q11	2Q11	1Q12	2012	2011
Investment services fees:
Asset servicing (b)	$950	$943	$973	(2)%	1%	$1,893	$1,890	–%
Issuer services	275	251	365	(25)	10	526	716	(27)
Memo: Issuer services excluding
Shareowner Services	275	251	314	(12)	10	526	606	(13)
Clearing services	309	303	292	6	2	612	584	5
Treasury services	134	136	134	–	(1)	270	268	1
Total investment services fees	1,668	1,633	1,764	(5)	2	3,301	3,458	(5)
Investment management and performance fees	797	745	779	2	7	1,542	1,543	–
Foreign exchange and other trading revenue	180	191	222	(19)	(6)	371	420	(12)
Distribution and servicing	46	46	49	(6)	–	92	102	(10)
Financing-related fees	37	44	49	(24)	(16)	81	92	(12)
Investment and other income	48	139	145	(67)	(65)	187	226	(17)
Total fee revenue	2,776	2,798	3,008	(8)	(1)	5,574	5,841	(5)
Net securities gains (losses)	50	40	48	4	25	90	53	70
Total fee and other revenue – GAAP	2,826	2,838	$3,056	(8)	–	5,664	5,894	(4)
Less: Fee and other revenue related to Shareowner Services (c)	(3)	–	54	N/M	N/M	(3)	116	N/M
Total fee and other revenue excluding Shareowner Services – Non-GAAP	$2,829	$2,838	$3,002	(6)%	–%	$5,667	$5,778	(2)%
Fee revenue as a percent of total revenue excluding net securities gains (losses)	78%	78%	79%			78%	78%
Market value of AUM at period end (in billions)	$1,299	$1,308	$1,274	2%	(1)%	$1,299	$1,274	2%
Market value of AUC and administration at period end (in trillions)	$27.1	$26.6	$26.3	3%	2%	$27.1	$26.3	3%

(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for fee and other revenue excluding Shareowner Services – Non-GAAP.
(b)	Asset servicing fees include securities lending revenue of $59 million in the second quarter of 2012, $49 million in the first quarter of 2012, $62 million in the second quarter of 2011, $108 million in the first six months of 2012 and $99 million in the first six months of 2011.
(c)	The Shareowner Services business was sold on Dec. 31, 2011.
N/M	– Not meaningful.

Fee and other revenue

Fee and other revenue was $2.8 billion in the second quarter of 2012, a decrease of 8% year-over-year and was unchanged sequentially. Excluding the impact of the Shareowner Services business, fee and other revenue decreased 6% year-over-year primarily reflecting gains on loans held-for-sale retained from a previously divested bank subsidiary recorded in the second quarter of 2011, lower investment services fees, lower foreign exchange and other trading revenue and lower equity investment revenue, partially offset by higher investment management and performance fees and Clearing Services fees. Sequentially, fee and other revenue was virtually unchanged as lower investment and other income and lower foreign exchange and other revenue was offset by higher investment management and performance fees and investment services fees.

Investment services fees

Investment services fees were impacted by the following, compared with the second quarter of 2011 and the first quarter of 2012:

•

Asset servicing fees were $950 million, a decrease of 2% year-over-year and an increase of 1% (unannualized) sequentially. The year-over-year decrease primarily reflects lower equity market values and securities lending revenue, partially offset by net new business. The sequential increase was primarily driven by net new business and seasonally higher securities lending revenue, partially offset by lower equity market values.

BNY Mellon    7

•

Issuer services fees were $275 million, a decrease of 25% year-over-year and an increase of 10% (unannualized) sequentially. Excluding Shareowner Services, Issuer services decreased 12% year-over-year. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue, lower money market related fees and lower trust fees related to the weakness in structured products in Corporate Trust. The increase sequentially resulted from higher Depositary Receipts revenue as well as higher money market related fees in Corporate Trust.

•

Clearing services fees were $309 million, an increase of 6% year-over-year and 2% (unannualized) sequentially. The year-over-year increase was driven by higher mutual fund fees, partially offset by the impact of lower DARTS volume and higher money market fee waivers. The sequential increase primarily reflects higher mutual fund fees and lower money market fee waivers, partially offset by the impact of lower DARTS volume.

•

Treasury services fees were $134 million, unchanged compared with the second quarter of 2011 and a decrease of 1% (unannualized) sequentially. The sequential decrease reflects lower global payment fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees were $797 million, an increase of 2% year-over-year and 7% (unannualized) sequentially. Both increases reflect higher performance fees. Performance fees were $54 million in the second quarter of 2012, $18 million in the second quarter of 2011 and $16 million in the first quarter of 2012. Excluding performance fees, investment management fees decreased 2% year-over-year and increased 2% (unannualized) sequentially. The decrease year-over-year was primarily due to lower equity market values, partially offset by net new business. Sequentially, the increase was primarily due to net new business and higher money market fees, partially offset by lower equity market values.

Total AUM for the Investment Management business was $1.30 trillion at June 30, 2012 compared with $1.27 trillion at June 30, 2011 and $1.31 trillion at March 31, 2012. The 2% year-over-year increase primarily reflects net inflows, partially offset by lower equity market values. On a sequential basis, the 1% decrease primarily resulted from lower equity market values, partially offset by net inflows.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q12	1Q12	2Q11	2012	2011
Foreign exchange	$157	$136	$184	$293	$357
Fixed income	16	47	28	63	45
Credit derivatives (a)	1	(2)	(1)	(1)	(2)
Other	6	10	11	16	20
Total	$180	$191	$222	$371	$420

(a)	Used as economic hedges of loans.

Foreign exchange and other trading revenue totaled $180 million in the second quarter of 2012, $222 million in the second quarter of 2011 and $191 million in the first quarter of 2012. In the second quarter of 2012, foreign exchange revenue totaled $157 million, a decrease of 15% year-over-year and an increase of 15% (unannualized) sequentially. The year-over-year decrease reflects lower volatility and volumes, while the sequential increase primarily resulted from higher volumes. Additionally, foreign exchange revenue continues to be impacted by increasingly competitive market pressures. Other trading revenue was $23 million in the second quarter of 2012 compared with $38 million in the second quarter of 2011 and $55 million in the first quarter of 2012. Both decreases were primarily driven by lower fixed income trading. Foreign exchange revenue is primarily reported in the Investment Services business. Other trading revenue is primarily reported in the Other segment.

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

8    BNY Mellon

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

We typically price negotiated trades for our custody clients at a spread over our estimation of the current market rate for a particular currency or based on an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for restricted and other currencies. A shift by custody clients from the standing instruction program to other trading options combined with the increasing competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended June 30, 2012, our total revenue for all types of foreign exchange trading transactions was $157 million, which is approximately 4% of our total revenue. Approximately 48% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $46 million in the second quarter of 2012 compared with $49 million in the second quarter of 2011 and $46 million in the first quarter of 2012. The year-over-year decrease primarily reflects higher money market fee waivers. Sequentially, distribution and servicing fees were unchanged reflecting lower money market fee waivers offset by lower equity market values.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $37 million in the second quarter of 2012, $49 million in the second quarter of 2011 and $44 million in the first quarter of 2012. Both decreases were primarily driven by lower capital markets fees and credit-related fees.

BNY Mellon    9

Investment and other income

Investment and other income				Year-to-date
(in millions)	2Q12	1Q12	2Q11	2012	2011
Corporate/bank-owned life insurance	$32	$34	$42	$66	$79
Lease residual gains (losses)	3	34	(5)	37	8
Seed capital gains	–	24	3	24	5
Expense reimbursements from joint ventures	9	10	8	19	17
Equity investment revenue (loss)	(5)	6	19	1	24
Private equity gains (losses)	1	4	12	5	22
Asset-related gains (losses)	–	(2)	66	(2)	80
Other income (loss)	8	29	–	37	(9)
Total	$48	$139	$145	$187	$226

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, lease residual gains and losses, gains and losses on seed capital investments, equity investment income, gains and losses on private equity investments, asset-related gains (losses), expense reimbursements from joint ventures and other income (loss). Asset-related gains (losses) include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Other income (loss) primarily includes fees from transitional service agreements, foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income decreased $97 million compared with the second quarter of 2011 and $91 million compared with the first quarter of 2012. The year-over-year decrease primarily resulted from lower asset-related gains and equity investment revenue. Sequentially, the decrease was primarily driven by lower leasing gains, seed capital gains and equity investment revenue.

Net securities gains (losses)

Net securities gains totaled $50 million in the second quarter of 2012 compared with $48 million in the second quarter of 2011 and $40 million in the first quarter of 2012.

Year-to-date 2012 compared with year-to-date 2011

Fee and other revenue for the first six months of 2012 totaled $5.7 billion compared with $5.9 billion in the first six months of 2011. The decrease primarily reflects the impact of the sale of the Shareowner Services business. Excluding the impact of the Shareowner Services business, fee and other revenue decreased 2% primarily reflecting lower issuer services fees, investment and other income and foreign exchange and other trading revenue, offset in part by higher net securities gains.

The decrease in issuer services fees primarily reflects lower Depositary Receipts revenue and higher money market fee waivers. The decrease in foreign exchange and other trading revenue was primarily driven by lower foreign exchange revenue resulting from lower volumes and volatility. The decrease in investment and other income in the first six months of 2012 reflects lower gains on asset sales and lower equity investment revenue, partially offset by higher lease residual gains. Net securities gains (losses) increased $37 million in the first six months of 2012 compared with the first six months of 2011.

10    BNY Mellon

Net interest revenue

Net interest revenue										YTD12
				2Q12 vs.				Year-to-date		vs.
(dollars in millions)	2Q12	1Q12	2Q11	2Q11		1Q12		2012	2011	YTD11
Net interest revenue (non-FTE)	$734	$765	$731	—%		(4)%		$1,499	$1,429	5%
Tax equivalent adjustment	13	11	6	N/M		N/M		24	10	N/M
Net interest revenue (FTE) – Non-GAAP	$747	$776	$737	1%		(4)%		$1,523	$1,439	6%
Average interest-earning assets	$239,755	$236,331	$209,923	14%		1% $ 238,042			$200,105	19%
Net interest margin (FTE)	1.25%	1.32%	1.41%	(16	) bps	(7	) bps	1.28%	1.43%	(15	) bps

bps—basis points.

FTE - fully taxable equivalent.

Net interest revenue totaled $734 million in the second quarter of 2012, an increase of $3 million compared with the second quarter of 2011 and a decrease of $31 million sequentially. The year-over-year increase in net interest revenue was primarily driven by higher average client deposits, increased investment in high-quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. Compared with the first quarter of 2012, net interest revenue was adversely impacted by narrower spreads and lower accretion.

The net interest margin (FTE) was 1.25% in the second quarter of 2012 compared with 1.41% in the second quarter of 2011 and 1.32% in the first quarter of 2012. The year-over-year decrease in the net interest margin (FTE) was primarily driven by increased client deposits which were invested in lower-yielding assets reflecting the current market environment. The sequential decrease in the net interest margin (FTE) reflects the impact of narrower spreads and lower accretion.

Year-to-date 2012 compared with year-to-date 2011

Net interest revenue totaled $1.5 billion in the first six months of 2012 and $1.4 billion in the first six months of 2011. The increase primarily reflects higher average client deposits, increased investment in high-quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. The net interest margin (FTE) was 1.28% in the first six months of 2012, compared with 1.43% in the first six months of 2011. The decline was primarily driven by increased client deposits which were invested in lower-yielding assets.

BNY Mellon    11

Average balances and interest rates

Average balances and interest rates	Quarter ended
	June 30, 2012		March 31, 2012		June 30, 2011
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks
(primarily foreign banks)	$38,474	0.98%	$35,095	1.30%	$59,291	0.98%
Interest-bearing deposits held at the Federal Reserve and other central banks	57,904	0.27	63,526	0.27	34,068	0.32
Federal funds sold and securities purchased under resale agreements	5,493	0.62	5,174	0.73	4,577	0.46
Margin loans	13,331	1.27	12,901	1.29	9,508	1.34
Non-margin loans:
Domestic offices	19,663	2.52	20,128	2.46	21,093	2.54
Foreign offices	9,998	1.86	10,180	1.77	9,727	1.53

Total non-margin loans	29,661	2.30	30,308	2.23	30,820	2.23
Securities:
U.S. government obligations	15,387	1.65	17,268	1.56	14,337	1.63
U.S. government agency obligations	39,070	2.23	32,347	2.44	20,466	3.09
State and political subdivisions – tax exempt	4,777	2.65	3,354	2.97	934	5.32
Other securities	32,625	2.51	33,839	2.84	33,045	3.25
Trading securities	3,033	2.57	2,519	2.78	2,877	2.44

Total securities	94,892	2.26	89,327	2.44	71,659	2.87

Total interest-earning assets	$239,755	1.48%	$236,331	1.56%	$209,923	1.70%
Allowance for loan losses	(382)		(392)		(463)
Cash and due from banks	4,412		4,271		4,335
Other assets	49,933		49,690		50,459
Assets of consolidated investment management funds	11,284		11,444		14,226
Total assets	$305,002		$301,344		$278,480
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$8,236	0.24%	$4,299	0.27%	$4,029	0.41%
Savings	702	0.13	704	0.10	1,561	0.12
Time deposits	33,180	0.11	33,618	0.08	34,853	0.09
Demand deposits	185	0.32	147	0.36	85	0.91
Foreign offices	88,179	0.13	86,670	0.15	85,430	0.26

Total interest-bearing deposits	130,482	0.13	125,438	0.14	125,958	0.22
Federal funds purchased and securities sold under repurchase agreements	11,254	0.01	8,584	(0.02)	10,894	0.06
Trading liabilities	1,256	1.87	1,153	1.55	1,524	2.35
Other borrowed funds	2,550	0.99	2,579	0.79	1,877	0.99
Payables to customers and broker-dealers	7,895	0.10	7,555	0.11	6,843	0.09
Long-term debt	20,084	1.67	20,538	1.79	17,380	1.63

Total interest-bearing liabilities	$173,521	0.32%	$165,847	0.34%	$164,476	0.38%
Total noninterest-bearing deposits	62,860		66,613		43,038
Other liabilities	23,588		24,248		23,694
Liabilities and obligations of consolidated investment management funds	10,072		10,159		12,966
Total liabilities	270,041		266,867		244,174
Temporary equity
Redeemable noncontrolling interests	78		72		65
Permanent equity
Total BNY Mellon shareholders’ equity	34,183		33,718		33,464
Noncontrolling interests	700		687		777
Total permanent equity	34,883		34,405		34,241
Total liabilities, temporary equity and permanent equity	$305,002		$301,344		$278,480
Net interest margin (FTE)		1.25%		1.32%		1.41%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Average balances and interest rates	Year-to-date
	June 30, 2012		June 30, 2011
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$36,784	1.14%	$58,468	0.94%
Interest-bearing deposits held at the Federal Reserve and other central banks	60,715	0.27	27,255	0.32
Federal funds sold and securities purchased under resale agreements	5,333	0.67	4,546	0.47
Margin loans	13,116	1.28	8,502	1.40
Non-margin loans:
Domestic offices	19,895	2.49	21,472	2.55
Foreign offices	10,089	1.81	9,478	1.49

Total non-margin loans	29,984	2.26	30,950	2.22
Securities:
U.S. government obligations	16,328	1.61	13,597	1.61
U.S. government agency obligations	35,709	2.33	20,344	3.02
State and political subdivisions – tax exempt	4,066	2.78	747	5.66
Other securities	33,231	2.67	32,411	3.31
Trading securities	2,776	2.67	3,285	2.44

Total securities	92,110	2.36	70,384	2.89

Total interest-earning assets	$238,042	1.53%	$200,105	1.75%
Allowance for loan losses	(387)		(479)
Cash and due from banks	4,341		4,215
Other assets	49,812		50,022
Assets of consolidated investment management funds	11,364		14,284
Total assets	$303,172		$268,147
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$6,267	0.25%	$4,719	0.38%
Savings	703	0.12	1,539	0.12
Time deposits	33,399	0.10	33,494	0.09
Demand deposits	166	0.33	84	0.89
Foreign offices	87,424	0.14	81,427	0.22

Total interest-bearing deposits	127,959	0.14	121,263	0.19
Federal funds purchased and securities sold under repurchase agreements	9,919	—	8,049	0.06
Trading liabilities	1,205	1.72	2,141	2.04
Other borrowed funds	2,564	0.89	1,849	1.30
Payables to customers and broker-dealers	7,725	0.11	6,772	0.09
Long-term debt	20,311	1.73	17,198	1.75

Total interest-bearing liabilities	$169,683	0.34%	$157,272	0.39%
Total noninterest-bearing deposits	64,737		40,839
Other liabilities	23,919		23,026
Liabilities and obligations of consolidated investment management funds	10,115		13,040
Total liabilities	268,454		234,177
Temporary equity
Redeemable noncontrolling interests	75		70
Permanent equity
Total BNY Mellon shareholders’ equity	33,950		33,147
Noncontrolling interests	693		753
Total permanent equity	34,643		33,900
Total liabilities, temporary equity and permanent equity	$303,172		$268,147
Net interest margin (FTE)		1.28%		1.43%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    13

Noninterest expense

Noninterest expense				2Q12 vs.		Year-to-date		YTD12 vs.
(dollars in millions)	2Q12	1Q12	2Q11	2Q11	1Q12	2012	2011	YTD11
Staff:
Compensation	$866	$861	$903	(4)%	1%	$1,727	$1,779	(3)%
Incentives	311	352	328	(5)	(12)	663	653	2
Employee benefits	238	240	232	3	(1)	478	455	5
Total staff	1,415	1,453	1,463	(3)	(3)	2,868	2,887	(1)
Professional, legal and other purchased services	309	299	301	3	3	608	584	4
Net occupancy	141	147	161	(12)	(4)	288	314	(8)
Software	127	119	121	5	7	246	243	1
Distribution and servicing	103	101	109	(6)	2	204	220	(7)
Furniture and equipment	82	86	82	—	(5)	168	166	1
Sub-custodian	70	70	88	(20)	—	140	156	(10)
Business development	71	56	73	(3)	27	127	129	(2)
Other	254	220	247	3	15	474	476	—
Amortization of intangible assets	97	96	108	(10)	1	193	216	(11)
M&I, litigation and restructuring charges	378	109	63	N/M	N/M	487	122	N/M
Total noninterest expense – GAAP	$3,047	$2,756	$2,816	8%	11%	$5,803	$5,513	5%
Total staff expense as a percent of total revenue	39%	40%	38%			39%	39%
Full-time employees at period end	48,200	47,800	48,900	(1)%	1%	48,200	48,900	(1)%
N/M—Not meaningful.
Noninterest expense excluding Shareowner Services				2Q12 vs.		Year-to-date		YTD12 vs.
(dollars in millions)	2Q12	1Q12	2Q11	2Q11	1Q12	2012	2011	YTD11
Staff:
Compensation	$866	$861	$888	(2)%	1%	$1,727	$1,750	(1)%
Incentives	311	352	327	(5)	(12)	663	650	2
Employee benefits	238	240	229	4	(1)	478	448	7
Total staff	1,415	1,453	1,444	(2)	(3)	2,868	2,848	1
Professional, legal and other purchased services	309	299	289	7	3	608	561	8
Net occupancy	141	147	158	(11)	(4)	288	308	(6)
Software	127	119	119	7	7	246	238	3
Distribution and servicing	103	101	109	(6)	2	204	220	(7)
Furniture and equipment	82	86	82	—	(5)	168	165	2
Sub-custodian	70	70	88	(20)	—	140	156	(10)
Business development	71	56	72	(1)	27	127	128	(1)
Other	254	220	237	7	15	474	458	3
Subtotal	2,572	2,551	2,598	(1)	1	5,123	5,082	1
Amortization of intangible assets	97	96	104	(7)	1	193	209	(8)
M&I, litigation and restructuring charges	378	109	63	N/M	N/M	487	122	N/M
Total noninterest expense – Non-GAAP	$3,047	$2,756	$2,765	10%	11%	$5,803	$5,413	7%
Total staff expense as a percent of total revenue	39%	40%	38%			39%	38%
Full-time employees at period end	48,200	47,800	48,000	—%	1%	48,200	48,000	—%

N/M—Not meaningful.

Total noninterest expense increased 8% compared with the second quarter of 2011 and 11% (unannualized) compared with the first quarter of 2012. Both increases were driven by the litigation charge recorded in the second quarter of 2012. Excluding amortization of intangible assets, merger and integration expenses (“M&I”), litigation and restructuring charges and the direct expenses related to Shareowner Services, noninterest expense decreased 1% year-over-year, reflecting the impact of our operational excellence initiatives, and increased 1% (unannualized) sequentially. Sequentially, noninterest expenses increased slightly primarily due to the costs of certain tax credits, higher business development expenses and a deposit levy imposed on Belgian banks, including our Belgian bank subsidiary, largely offset by lower staff expense.

14    BNY Mellon

The following staff and non-staff expense discussions exclude the impact of the Shareowner Services business.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in the second quarter of 2012, 56% in the second quarter of 2011 and 57% in the first quarter of 2012, excluding amortization of intangible assets, M&I, litigation and restructuring charges.

Staff expense totaled $1.4 billion in the second quarter of 2012, a decrease of 2% compared with the second quarter of 2011 and 3% (unannualized) compared with the first quarter of 2012. The year-over-year decrease in staff expense primarily reflects lower compensation and incentive expenses. The sequential decrease was driven by lower incentive expense.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges totaled $1.2 billion in the second quarter of 2012, unchanged compared with the second quarter of 2011 and an increase of 5% (unannualized) compared with the first quarter of 2012. Non-staff expense year-over-year primarily reflects the impact of our operational excellence initiatives, partially offset by higher professional, legal and other purchased services. The sequential increase was driven by the costs of certain tax credits, higher business development expenses and a deposit levy imposed on Belgian banks, including our Belgian bank subsidiary, primarily offset by our operational excellence initiatives.

On July 5, 2012, BNY Mellon, N.A. and The Bank of New York Mellon entered into a settlement agreement related to a previously disclosed class action lawsuit pending in federal court in Oklahoma and initiated by CompSource Oklahoma concerning losses in connection with the investment of securities lending collateral in Sigma. The settlement agreement is subject to final court approval. The company recorded a pre-tax charge in the second quarter of 2012 of approximately $350 million primarily related to claims involving Sigma investments.

The financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels. For additional information on litigation matters, see Note 17 of the Notes to Consolidated Financial Statements.

Year-to-date 2012 compared with year-to-date 2011

Noninterest expense in the first six months of 2012 increased $290 million, or 5% compared with the first six months of 2011. The increase primarily reflects the litigation charge recorded in the second quarter of 2012, higher professional, legal and other purchased services, pension expense and the cost of certain tax credits, partially offset by lower compensation expense and the impact of our operational excellence initiatives.

Operational excellence initiatives update

Expense initiatives (pre-tax)	Program savings			Annualized targeted savings by the end of 2012
(dollar amounts in millions)	1Q12	2Q12	through 2Q12
Business operations	$45	$55	$100	$225 - 240
Technology	16	21	37	$75 - 85
Corporate services	14	18	32	$60 - 65
Gross savings (a)	75	94	169	$360 - 390
Less: Incremental program costs (b)	5	23	28	$120 - 130
Net savings (c)	$70	$71	$141	$240 - 260
(a)	Represents the estimated pre-tax run rate expense savings since program inception in 2011. Total Company actual operating expense may increase or decrease due to other factors.
(b)	Represents incremental program costs incurred to implement the operational excellence initiatives. These costs will fluctuate by quarter.
(c)	Net savings cannot be annualized due to the variability of program costs.

BNY Mellon    15

As a result of our operational excellence initiatives, we are currently on track to achieve our anticipated pre-tax savings of $240-$260 million in 2012 on an annualized pre-tax basis.

Through June 30, 2012, we accomplished the following operational excellence initiatives:

Business Operations

•	Consolidated Treasury Services functions from New York, Philadelphia and Boston to Pittsburgh.
•	Continued global footprint position migrations.
•	Reengineered Dreyfus and Global Fund Accounting operations to reduce headcount.
•	Realized synergies in custody operations and clearing related to the Global Investment Servicing (“GIS”) acquisition.

Technology

•	Migrated GIS systems to BNY Mellon platforms—over 90% of the production applications have been successfully migrated as of June 30, 2012.
•	Insourced software engineers to Global Delivery Centers.
•	Standardized infrastructure through server elimination and software rationalization.

Corporate Services

•	Consolidated real estate in Los Angeles and New York.
•	Benefited from the new global procurement program.

Income taxes

The effective tax rate was 15.8% in the second quarter of 2012 and includes a reduction in the tax rate of approximately 9% related to the litigation charge. The operating tax rate – Non-GAAP in the second quarter of 2012 was 26.1% and includes an increased benefit of certain tax credits. The effective tax rate was 26.9% in the second quarter of 2011 and 28.7% in the first quarter of 2012. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for additional information.

We expect the effective tax rate to be approximately 27%-28% in the third quarter of 2012.

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

For additional information on the accounting principles of our businesses, the primary types of revenue by business and how our businesses are presented and analyzed, see Note 18 of the Notes to Consolidated Financial Statements.

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

16    BNY Mellon

The following table presents the value of certain market indices at period end and on an average basis.

Market indices						2Q12 vs.		Year-to-date		YTD12 vs. YTD11
	2Q11	3Q11	4Q11	1Q12	2Q12	2Q11	1Q12	2012	2011
S&P 500 Index (a)	1321	1131	1258	1408	1362	3%	(3)%	1362	1321	3%
S&P 500 Index – daily average	1318	1227	1224	1347	1351	3	—	1349	1310	3
FTSE 100 Index (a)	5946	5128	5572	5768	5571	(6)	(3)	5571	5946	(6)
FTSE 100 Index – daily average	5906	5470	5424	5818	5555	(6)	(5)	5690	5926	(4)
MSCI World Index (a)	1331	1104	1183	1312	1236	(7)	(6)	1236	1331	(7)
MSCI World Index – daily average	1332	1217	1169	1268	1235	(7)	(3)	1250	1326	(6)
Barclays Capital Aggregate BondSM Index (a)	341	346	347	351	353	4	1	353	341	4
NYSE and NASDAQ share volume (in billions)	213	250	206	186	192	(10)	3	378	434	(13)
JPMorgan G7 Volatility Index – daily average (b)	11.21	12.60	12.95	10.39	10.30	(8)	(1)	10.35	11.14	(7)
(a)	Period end.
(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

Fee revenue in Investment Management, and to a lesser extent Investment Services, is impacted by the value of market indices. At June 30, 2012, using the S&P 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1% and diluted earnings per common share by $0.03 to $0.05. If global equity markets over- or under-perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated

Fee and other revenue	$861	(a)	$1,881	$112	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	913		2,488	187	3,588
Provision for credit losses	—		(14)	(5)	(19)
Noninterest expense	690		2,146	211	3,047
Income (loss) before taxes	$223	(a)	$356	$(19)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,970		$209,454	$59,578	$305,002
Excluding amortization of intangible assets:
Noninterest expense	$642		$2,097	$211	$2,950
Income (loss) before taxes	271	(a)	405	(19)	657	(a)
Pre-tax operating margin (b)	30%		16%	N/M	18%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    17

For the quarter ended March 31, 2012

(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$852	(a)	$1,852	$166	$2,870	(a)
Net interest revenue	55		642	68	765
Total revenue	907		2,494	234	3,635
Provision for credit losses	-		16	(11)	5
Noninterest expense	667		1,827	262	2,756
Income (loss) before taxes	$240	(a)	$651	$(17)	$874	(a)
Pre-tax operating margin (b)	26%		26%	N/M	24%
Average assets	$36,475		$214,135	$50,734	$301,344
Excluding amortization of intangible assets:
Noninterest expense	$619		$1,779	$262	$2,660
Income (loss) before taxes	288	(a)	699	(17)	970	(a)
Pre-tax operating margin (b)	32%		28%	N/M	27%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended June 30, 2011
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$862	(a)	$1,967	$269	$3,098	(a)
Net interest revenue	48		649	34	731
Total revenue	910		2,616	303	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	694		1,827	295	2,816
Income (loss) before taxes	$215	(a)	$789	$9	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,741		$191,756	$49,983	$278,480
Excluding amortization of intangible assets:
Noninterest expense	$641		$1,777	$290	$2,708
Income (loss) before taxes	268	(a)	839	14	1,121	(a)
Pre-tax operating margin (b)	29%		32%	N/M	29%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million. Income before taxes includes noncontrolling interests of $21 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the six months ended June 30, 2012
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,713	(a)	$3,733	$278	$5,724	(a)
Net interest revenue	107		1,249	143	1,499
Total revenue	1,820		4,982	421	7,223
Provision for credit losses	-		2	(16)	(14)
Noninterest expense	1,357		3,973	473	5,803
Income (loss) before taxes	$463	(a)	$1,007	$(36)	$1,434	(a)
Pre-tax operating margin (b)	25%		20%	N/M	20%
Average assets	$36,222		$211,795	$55,155	$303,172
Excluding amortization of intangible assets:
Noninterest expense	$1,261		$3,876	$473	$5,610
Income (loss) before taxes	559	(a)	1,104	(36)	1,627	(a)
Pre-tax operating margin (b)	31%		22%	N/M	23%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $100 million, net of noncontrolling interests of $40 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $40 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

18    BNY Mellon

For the six months ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,730	(a)	$3,856	$416	$6,002	(a)
Net interest revenue	100		1,270	59	1,429
Total revenue	1,830		5,126	475	7,431
Provision for credit losses	1		-	(1)	-
Noninterest expense	1,376		3,579	558	5,513
Income (loss) before taxes	$453	(a)	$1,547	$(82)	$1,918	(a)
Pre-tax operating margin (b)	25%		30%	N/M	26%
Average assets	$37,027		$184,002	$47,118	$268,147
Excluding amortization of intangible assets:
Noninterest expense	$1,268		$3,479	$550	$5,297
Income (loss) before taxes	561	(a)	1,647	(74)	2,134	(a)
Pre-tax operating margin (b)	31%		32%	N/M	29%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $173 million, net of noncontrolling interests of $65 million, for a net impact of $108 million. Income before taxes includes noncontrolling interests of $65 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    19

Investment Management business

						2Q12 vs.		Year-to-date		YTD12 vs. YTD11
(dollar amounts in millions, unless otherwise noted)	2Q11	3Q11	4Q11	1Q12	2Q12	2Q11	1Q12	2012	2011
Revenue:
Investment management fees:
Mutual funds	$290	$263	$237	$260	$270	(7)%	4%	$530	$573	(8)%
Institutional clients	319	311	299	322	321	1	-	643	638	1
Wealth management	163	157	154	157	158	(3)	1	315	327	(4)
Investment management fees	772	731	690	739	749	(3)	1	1,488	1,538	(3)
Performance fees	18	11	47	16	54	N/M	N/M	70	35	N/M
Distribution and servicing	48	41	41	45	45	(6)	-	90	99	(9)
Other (a)	24	(26)	(11)	52	13	N/M	N/M	65	58	N/M
Total fee and other revenue (a)	862	757	767	852	861	-	1	1,713	1,730	(1)
Net interest revenue	48	51	55	55	52	8	(5)	107	100	7
Total revenue	910	808	822	907	913	-	1	1,820	1,830	(1)
Provision for credit losses	1	-	-	-	-	N/M	N/M	-	1	N/M
Noninterest expense (ex. amortization of intangible assets)	641	622	632	619	642	-	4	1,261	1,268	(1)
Income before taxes (ex. amortization of intangible assets)	268	186	190	288	271	1	(6)	559	561	-
Amortization of intangible assets	53	53	53	48	48	(9)	-	96	108	(11)
Income before taxes	$215	$133	$137	$240	$223	4%	(7)%	$463	$453	2%
Pre-tax operating margin	24%	16%	17%	26%	24%			25%	25%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	33%	26%	26%	36%	34%			35%	35%
Wealth management:
Average loans	$6,884	$6,958	$7,209	$7,430	$7,763	13%	4%	$7,597	$6,855	11%
Average deposits	$8,996	$10,392	$11,761	$11,491	$11,259	25%	(2)%	$11,375	$9,133	25%
(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50. Additionally, other revenue includes asset servicing and treasury services revenue.
(b)	Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $108 million, $99 million, $95 million, $100 million, $102 million, $202 million and $218 million, respectively.
N/M	– Not meaningful.

AUM trends (a)						2Q12 vs.
(dollar amounts in billions)	2Q11	3Q11	4Q11	1Q12	2Q12	2Q11	1Q12
AUM at period end, by product type:
Equity securities	$428	$354	$390	$429	$417	(3)%	(3)%
Fixed income securities	398	419	437	451	480	21	6
Money market	337	321	328	319	299	(11)	(6)
Alternative investments and overlay	111	104	105	109	103	(7)	(6)
Total AUM	$1,274	$1,198	$1,260	$1,308	$1,299	2%	(1)%

AUM at period end, by client type:
Institutional	$733	$719	$757	$829	$835	14%	1%
Mutual funds	462	406	427	404	388	(16)	(4)
Private client	79	73	76	75	76	(4)	1
Total AUM	$1,274	$1,198	$1,260	$1,308	$1,299	2%	(1)%

Changes in market value of AUM:
Beginning balance	$1,229	$1,274	$1,198	$1,260	$1,308
Net inflows (outflows):
Long-term	32	4	16	7	26
Money market	(1)	(15)	7	(9)	(14)
Total net inflows (outflows)	31	(11)	23	(2)	12
Net market/currency impact	14	(65)	39	50	(21)
Ending balance	$1,274	$1,198	$1,260	$1,308	$1,299	2%	(1)%
(a)	Excludes securities lending cash management assets.

20    BNY Mellon

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques and wealth management business. See page 19 of the 2011 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.30 trillion at June 30, 2012 compared with $1.27 trillion at June 30, 2011 and $1.31 trillion at March 31, 2012. Year-over-year, net inflows were partially offset by lower equity market values. On a sequential basis, the decrease resulted from lower equity market values, partially offset by net inflows.

Long-term inflows in the second quarter of 2012 totaled $26 billion and short-term outflows totaled $14 billion. Long-term inflows benefited from fixed income and equity indexed products.

Revenue generated in the Investment Management business includes 44% from non-U.S. sources in the second quarter of 2012 compared with 41% in the second quarter of 2011 and 45% in the first quarter of 2012.

In the second quarter of 2012, the Investment Management business had pre-tax income of $223 million compared with $215 million in the second quarter of 2011 and $240 million in the first quarter of 2012. Excluding amortization of intangible assets, pre-tax income was $271 million in the second quarter of 2012 compared with $268 million in the second quarter of 2011 and $288 million in the first quarter of 2012. Investment Management results improved compared with the prior year period reflecting higher performance fees and net new business, partially offset by lower equity market values. On a sequential basis, Investment Management results declined reflecting lower equity market values and higher incentive expense, partially offset by higher performance fees and net new business.

Investment management fees in the Investment Management business were $749 million in the second quarter of 2012 compared with $772 million in the second quarter of 2011 and $739 million in the first quarter of 2012. The year-over-year decrease was primarily due to lower equity market values, partially offset by net new business. Sequentially, the increase was primarily due to net new business and higher money market fees, partially offset by lower equity market values.

Performance fees were $54 million in the second quarter of 2012 compared with $18 million in the second quarter of 2011 and $16 million in the first quarter of 2012. Both increases primarily reflect investment strategies which exceeded their benchmarks for measurement periods ending in the second quarter of 2012.

In the second quarter of 2012, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $270 million in the second quarter of 2012 compared with $290 million in the second quarter of 2011 and $260 million in the first quarter of 2012. The year-over-year decrease primarily reflects higher money market fee waivers and lower equity market values. The sequential increase primarily resulted from lower money market fee waivers, partially offset by lower equity market values.

Distribution and servicing fees were $45 million in the second quarter of 2012 compared with $48 million in the second quarter of 2011 and $45 million in the first quarter of 2012. The year-over-year decrease primarily reflects higher money market fee waivers.

Other fee revenue was $13 million in the second quarter of 2012 compared with $24 million in the second quarter of 2011 and $52 million in the first quarter of 2012. Both decreases primarily reflect lower seed capital gains.

Net interest revenue was $52 million in the second quarter of 2012 compared with $48 million in the second quarter of 2011 and $55 million in the first quarter of 2012. The year-over-year increase primarily resulted from higher average loans and deposits partially offset by tighter spreads. The sequential decrease reflects tighter spreads and lower deposit balances, partially offset by higher average loans. Average loans increased 13% year-over-year and 4% sequentially; average deposits increased 25% year-over-year and decreased 2% sequentially.

BNY Mellon    21

Noninterest expense (excluding amortization of intangible assets) was $642 million in the second quarter of 2012 compared with $641 million in the second quarter of 2011 and $619 million in the first quarter of 2012. Year-over-year, noninterest expense was unchanged. The sequential increase primarily resulted from higher incentive expense driven by an increase in performance fees, as well as higher business development and distribution and servicing expenses.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes totaled $463 million in the first six months of 2012 compared with $453 million in the first six months of 2011. Income before taxes (excluding intangible amortization) was $559 million in the first six months of 2012 compared with $561 million in the first six months of 2011. Fee and other revenue decreased $17 million compared to the first six months of 2011, primarily due to higher money market fee waivers and lower equity market values, partially offset by higher performance fees and net new business. Net interest revenue increased $7 million compared to the first six months of 2011 primarily as a result of higher average loans and deposits, partially offset by narrower spreads. Noninterest expense (excluding intangible amortization) decreased $7 million compared to first six months of 2011, primarily due to lower distribution and servicing expenses driven by higher money market fee waivers.

22    BNY Mellon

Investment Services business

										YTD12
						2Q12 vs.		Year-to-date		vs.
(dollar amounts in millions, unless otherwise noted)	2Q11	3Q11	4Q11	1Q12	2Q12	2Q11	1Q12	2012	2011	YTD11
Revenue:
Investment services fees:
Asset servicing	$943	$894	$858	$915	$920	(2)%	1%	$1,835	$1,833	-%
Issuer services	314	401	245	251	275	(12)	10	526	606	(13)
Clearing services	292	297	278	303	309	6	2	612	584	5
Treasury services	134	132	133	136	132	(1)	(3)	268	267	-
Total investment services fees	1,683	1,724	1,514	1,605	1,636	(3)	2	3,241	3,290	(1)
Foreign exchange and other trading revenue	203	236	196	176	179	(12)	2	355	412	(14)
Other (a)	81	68	71	71	66	(19)	(7)	137	154	(11)
Total fee and other revenue (a)	1,967	2,028	1,781	1,852	1,881	(4)	2	3,733	3,856	(3)
Net interest revenue	649	661	634	642	607	(6)	(5)	1,249	1,270	(2)
Total revenue	2,616	2,689	2,415	2,494	2,488	(5)	-	4,982	5,126	(3)
Provision for credit losses	-	-	-	16	(14)	N/M	N/M	2	-	N/M
Noninterest expense (ex. amortization of intangible assets)	1,777	1,849	1,706	1,779	2,097	18	18	3,876	3,479	11
Income before taxes (ex. amortization of intangible assets)	839	840	709	699	405	(52)	(42)	1,104	1,647	(33)
Amortization of intangible assets	50	49	50	48	49	(2)	2	97	100	(3)
Income before taxes	$789	$791	$659	$651	$356	(55)%	(45)%	$1,007	$1,547	(35)%
Pre-tax operating margin	30%	29%	27%	26%	14%			20%	30%
Pre-tax operating margin (ex. amortization of intangible assets)	32%	31%	29%	28%	16%			22%	32%
Investment services fees as a percentage of noninterest expense (b)	96%	98%	90%	94%	94%			94%	96%
Securities lending revenue	$52	$32	$35	$39	$48	(8)%	23%	$87	$79	10%

Metrics:

Market value of assets under custody and administration at period-end (in trillions) (c)	$26.3	$25.9	$25.8	$26.6	$27.1	3%	2%

Market value of securities on loan at period-end (in billions) (d)	$273	$250	$269	$265	$275	1%	4%

Average loans	$22,891	$22,879	$26,804	$25,902	$24,981	9%	(4)%	$25,441	$21,729	17%

Average deposits	$153,863	$181,848	$188,539	$175,055	$172,435	12%	(1)%	$173,745	$146,643	18%
Asset servicing:

New business wins (AUC) (in billions)	$196	$96	$431	$453	$314

Corporate Trust:

Total debt serviced (in trillions)	$11.8	$11.9	$11.8	$11.9	$11.5	(3)%	(3)%

Number of deals administered	133,262	134,843	133,850	133,319	133,301	-%	-%

Depositary Receipts:

Number of sponsored programs	1,386	1,384	1,389	1,391	1,393	1%	-%

Clearing services:

DARTS volume (in thousands)	196.5	207.7	178.7	196.6	189.8	(3)%	(3)%

Average active clearing accounts U.S. (in thousands)	5,486	5,503	5,429	5,413	5,427	(1)%	-%

Average long-term mutual fund assets (U.S. platform)	$306,193	$287,573	$287,562	$306,212	$306,973	-%	-%

Average margin loans	$7,506	$7,351	$7,548	$7,900	$8,231	10%	4%

Broker-Dealer:

Average collateral management balances (in billions)	$1,845	$1,872	$1,866	$1,929	$1,997	8%	4%

Treasury services:

Global payments transaction volume (in thousands)	10,944	11,088	10,856	10,838	11,117	2%	3%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.
(c)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at June 30, 2011, $1.0 trillion at Sept. 30, 2011, $1.1 trillion at Dec. 31, 2011, $1.2 trillion at both March 31, 2012 and June 30, 2012.
(d)	Represents the total amount of securities on loan managed by the Investment Services business.

BNY Mellon    23

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

We are one of the leading global securities servicing providers with a record level of $27.1 trillion of assets under custody and administration at June 30, 2012. We are the largest custodian for U.S. corporate and public pension plans, and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing over $6.5 trillion in assets. We are the third largest fund administrator in the alternative investment services industry and service 42% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are an industry leader in collateral management, servicing on average $2.0 trillion in global collateral. We currently service approximately $1.4 trillion of the $1.8 trillion tri-party repo market in the U.S.

In connection with our role as a clearing and custody bank for the tri-party repurchase (“repo”) transaction market, we work with dealers who use repos to finance their securities by selling them to counterparties, agreeing to buy them back at a later date. In tri-party repos, a clearing and custody bank such as BNY Mellon acts as the intermediary between a dealer and its counterparty in settling the transaction providing valuation and other services as well as extending secured intra-day credit to the dealers. BNY Mellon currently has approximately 80% of the market share and is working to implement recommendations by the U.S. Tri-Party Repo Infrastructure Reform Task Force to achieve the practical elimination of secured intra-day credit.

BNY Mellon has taken several steps in that regard, including the reduction of the length of time for the majority of the intra-day credit exposure, the implementation of auto substitution of collateral and the introduction of three-way trade confirmations.

On June 27, 2012, we announced the formation of Global Collateral Services, which serves broker-dealers and institutional investors facing rapidly expanding collateral management needs as a result of current and emerging regulatory and market requirements. Global Collateral Services brings together BNY Mellon’s global capabilities in segregating, optimizing, financing and transforming collateral on behalf of clients, including its market leading broker-dealer collateral management, securities lending, collateral financing, liquidity and derivatives services teams.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 28 markets. We are one of the largest global providers of performance and risk analytics reporting, with $9.6 trillion in assets under measurement.

BNY Mellon is the leading provider of corporate trust services for all major conventional and structured finance debt categories, and a leading provider of specialty services. We service $11.5 trillion in outstanding debt from 61 locations in 20 countries.

We serve as depositary for 1,393 sponsored American and global depositary receipt programs at June 30, 2012, acting in partnership with leading companies from more than 65 countries – a 61% global market share.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fifth largest Fedwire and fourth largest CHIPS payment processor, processing about 170,000 global payments daily totaling an average of $1.4 trillion.

Pershing LLC (“Pershing”), our clearing service, takes a consultative approach, working with more than 1,500 financial organizations and 100,000 investment professionals who collectively represent approximately 5.5 million individual and institutional investors by delivering dependable

24    BNY Mellon

operational support; robust trading services; flexible technology; an expansive array of investment solutions, including managed accounts, mutual funds and cash management; practice management support; and service excellence.

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

Review of financial results

Assets under custody and administration at June 30, 2012 were a record $27.1 trillion, an increase of 3% from $26.3 trillion at June 30, 2011 and 2% from $26.6 trillion at March 31, 2012. Both increases were driven by net new business, partially offset by lower equity market values. Assets under custody and administration were comprised of 31% equity securities and 69% fixed income securities at June 30, 2012 and June 30, 2011 and 32% equity securities and 68% fixed income securities at March 31, 2012. Assets under custody and administration at June 30, 2012 consisted of assets related to custody, mutual funds and corporate trust businesses of $21.5 trillion, broker-dealer service assets of $3.6 trillion, and all other assets of $2.0 trillion.

Income before taxes was $356 million in the second quarter of 2012 compared with $789 million in the second quarter of 2011 and $651 million in the first quarter of 2012. Income before taxes, excluding amortization of intangible assets, was $405 million in the second quarter of 2012 compared with $839 million in the second quarter of 2011 and $699 million in the first quarter of 2012. The decreases from both prior periods primarily reflect higher litigation expense and lower equity market values, partially offset by higher Clearing Services revenue and net new business.

Revenue generated in the Investment Services businesses includes 36% from non-U.S. sources in the second quarter of 2012, 39% in the second quarter of 2011 and 36% in the first quarter of 2012.

Investment services fees decreased $47 million, or 3%, compared with the second quarter of 2011 and increased $31 million, or 2% (unannualized), sequentially. The fluctuations were driven by the following:

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $920 million in the second quarter of 2012 compared with $943 million in the second quarter of 2011 and $915 million in the first quarter of 2012. The year-over year decrease primarily reflects lower equity market values and securities lending revenue, partially offset by net new business. The sequential increase was primarily driven by net new business and seasonally higher securities lending revenue, partially offset by lower equity market values.

•

Issuer services fees (Corporate Trust and Depositary Receipts) were $275 million in the second quarter of 2012 compared with $314 million in the second quarter of 2011 and $251 million in the first quarter of 2012. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue, lower money market related fees and lower trust fees related to the weakness in structured products in Corporate Trust. The increase sequentially resulted from higher Depositary Receipts revenue as well as money market related fees in Corporate Trust.

•

Clearing services fees (Pershing) were $309 million in the second quarter of 2012 compared with $292 million in the second quarter of 2011 and $303 million in the first quarter of 2012. The year-over-year increase was driven by higher mutual fund fees, partially offset by the impact of lower DARTS volume and higher money market fee waivers. The sequential increase primarily reflects higher mutual fund

BNY Mellon    25

fees and lower money market fee waivers, partially offset by the impact of lower DARTS volume.

Foreign exchange and other trading revenue was $179 million in the second quarter of 2012 compared with $203 million in the second quarter of 2011 and $176 million in the first quarter of 2012. The year-over-year decrease reflects lower volatility and volumes, while the sequential increase primarily resulted from higher volumes.

Net interest revenue was $607 million in the second quarter of 2012 compared with $649 million in the second quarter of 2011 and $642 million in the first quarter of 2012. The year-over-year decrease reflects lower spreads and accretion, partially offset by higher average deposits. The sequential decrease reflects lower spreads, average interest-earning deposits and accretion.

The provision for credit losses was a credit of $14 million in the second quarter of 2012 primarily resulting from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy.

Noninterest expense (excluding amortization of intangible assets) was $2.1 billion in the second quarter of 2012 compared with $1.8 billion in both the second quarter of 2011 and first quarter of 2012. Both increases primarily reflect higher litigation expense and a deposit levy imposed on Belgian banks, including our Belgian bank subsidiary.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes totaled $1.0 billion in the first six months of 2012 compared with $1.5 billion in the first six months of 2011. Excluding intangible amortization, income before taxes decreased $543 million. Fee and other revenue decreased $123 million reflecting lower Depositary Receipts revenue and Corporate Trust fees and lower foreign exchange revenue due primarily to a decline in volatility and volumes, partially offset by higher Clearing Services revenue and net new business. The $21 million decrease in net interest revenue was primarily due to lower spreads and accretion, partially offset by higher average deposits and loans. Noninterest expense (excluding intangible amortization) increased $397 million primarily due to higher litigation expenses.

Other segment

						Year-to-date
(dollars in millions)	2Q11	3Q11	4Q11	1Q12	2Q12	2012	2011
Revenue:
Fee and other revenue	$269	$121	$240	$166	$112	$278	$416
Net interest revenue	34	63	91	68	75	143	59
Total revenue	303	184	331	234	187	421	475
Provision for credit losses	(1)	(22)	23	(11)	(5)	(16)	(1)
Noninterest expense (ex. amortization of intangible assets, M&I and restructuring charges)	272	182	245	253	189	442	521
Income (loss) before taxes (ex. amortization of intangible assets, M&I and restructuring charges)	32	24	63	(8)	3	(5)	(45)
Amortization of intangible assets	5	4	3	-	-	-	8
M&I and restructuring charges	18	12	139	9	22	31	29
Income (loss) before taxes	$9	$8	$(79)	$(17)	$(19)	$(36)	$(82)
Average loans and leases	$10,553	$10,652	$10,223	$9,877	$10,248	$10,062	$10,868

See page 24 of the 2011 Annual Report for a description of the Other segment. On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. In the first quarter of 2012, we reclassified the results of the Shareowner Services business to the Other segment from the Investment Services business.

Review of financial results

Income before taxes was a loss of $19 million in the second quarter of 2012 compared with income of $9 million in the second quarter of 2011 and a loss of $17 million in the first quarter of 2012.

Total fee and other revenue decreased $157 million compared with the second quarter of 2011 and $54 million compared with the first quarter of 2012. The

26    BNY Mellon

year-over-year decrease reflects lower asset-related gains, the impact of the sale of the Shareowner Services business and lower equity investment revenue. The sequential decrease was driven by lower leasing gains and equity investment revenue and a lower credit valuation adjustment.

Noninterest expense (excluding amortization of intangible assets and M&I and restructuring charges) decreased $83 million compared with the second quarter of 2011 and $64 million compared with the first quarter of 2012. The decrease compared with the second quarter of 2011 resulted from the impact of the sale of the Shareowner Services business and lower incentive expense. The decrease compared with the first quarter of 2012 reflects lower incentives and benefits expense.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes in the Other segment was a loss of $36 million in the first six months of 2012 compared with a loss of $82 million in the first six months of 2011. Total revenue decreased $54 million primarily reflecting the impact of the sale of the Shareowner Services business and lower equity investment revenue. Noninterest expenses (excluding amortization of intangible assets and M&I and restructuring charges) decreased $79 million, reflecting the impact of the sale of the Shareowner Services business, partially offset by higher benefits, professional, legal and other purchased services expenses and the costs of certain tax credits.

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

Goodwill and other intangibles

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis, in the second quarter. In the second quarter of 2012, we performed our annual goodwill test on all seven reporting units using an income approach to estimate fair values. Estimated cash flows used in the income approach were based on management’s projections as of April 1, 2012. The discount rate applied to these cash flows ranged from 10% to 12.25% and incorporated a 7% market equity risk premium. Estimated cash flows extend far into the future, and, by their nature, are difficult to estimate over such an extended time frame.

As of the date of the annual test, the fair values of six of the Company’s reporting units were substantially in excess of the respective reporting units’ carrying value. The Asset Management reporting unit, with $7.7 billion of allocated goodwill, which is one of the two reporting units in the Investment Management segment, exceeded its carrying value by approximately 15%. For the Asset Management reporting unit, in the future, small changes in the assumptions could produce a non-cash goodwill impairment, which would have no effect on our regulatory capital ratios. In addition to the other factors and assumptions discussed beginning on page 33 of our 2011 Annual Report, certain money market fee waiver practices and changes in the level of assets under management could have an effect on Asset Management broadly, as well as the fair value of this reporting unit. See “Critical accounting estimates” in the 2011 Annual Report for additional information on the annual and fourth quarter 2011 interim goodwill impairment tests. See “Critical accounting estimates” in the

BNY Mellon    27

Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for additional information on the first quarter 2012 interim goodwill impairment test of the Asset Management business.

Consolidated balance sheet review

At June 30, 2012, total assets were $330 billion compared with $325 billion at Dec. 31, 2011. The increase in consolidated total assets resulted from an increase in client deposits. Deposits totaled $221 billion at June 30, 2012 and $219 billion at Dec. 31, 2011. At June 30, 2012, total interest-bearing deposits were 54% of total interest-earning assets. Total assets averaged $305 billion in the second quarter of 2012 compared with $278 billion in the second quarter of 2011 and $301 billion in the first quarter of 2012. The fluctuations compared with both prior periods primarily reflect an increase in the levels of client deposits. Total deposits averaged $193 billion in the second quarter of 2012, $169 billion in the second quarter of 2011 and $192 billion in the first quarter of 2012.

At June 30, 2012, we had approximately $48 billion of liquid funds and $81 billion of cash (including approximately $76 billion of overnight deposits with the Federal Reserve and other central banks) for a total of approximately $129 billion of available funds. This compares with available funds of $135 billion at Dec. 31, 2011. Our percentage of liquid assets to total assets was 39% at June 30, 2012 compared with 42% at Dec. 31, 2011. The decreases in available funds and liquid assets to total assets were due to increased investment in securities and higher loan levels. At June 30, 2012, of our $48 billion in liquid funds, $40 billion are placed in interest-bearing deposits with large, highly rated global financial institutions with a weighted-average life to maturity of 47 days. Of the $40 billion, $7.8 billion was placed with banks in the Eurozone.

Investment securities were $93 billion, or 28% of total assets, at June 30, 2012 compared with $82 billion, or 25% of total assets, at Dec. 31, 2011. The increase primarily reflects larger investments in agency RMBS and state and political subdivision securities, as well as an improvement in the unrealized gain of our investment securities portfolio.

Loans were $45 billion, or 14% of total assets, at June 30, 2012 compared with $44 billion, or 14% of total assets, at Dec. 31, 2011. The increase in loan levels primarily reflects higher overdrafts and margin loans.

Long-term debt decreased to $19.5 billion at June 30, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the maturity of $1.4 billion of senior debt and $300 million of subordinated debt as well as the redemption of $500 million of junior subordinated debentures, partially offset by the issuance of $1.75 billion of senior debt in the first six months of 2012.

Total shareholders’ equity applicable to BNY Mellon was $34.5 billion at June 30, 2012 and $33.4 billion at Dec. 31, 2011. The increase in total shareholders’ equity primarily reflects earnings retention and an increase in the valuation of our investment securities portfolio, partially offset by share repurchases. Additionally, in the second quarter of 2012, we issued $500 million of non-cumulative perpetual preferred stock which qualifies as Tier 1 capital under the recently released NPRs.

BNY Mellon, through its involvement in the Fixed Income Clearing Corporation, settles government securities transactions on a net basis for payment and delivery through the Fedwire system. As a result, at June 30, 2012, the assets and liabilities of BNY Mellon were reduced by $17 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements.

Exposure in Ireland, Italy, Spain and Portugal

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain, and Portugal at June 30, 2012 and Dec. 31, 2011. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this presentation. The liabilities of consolidated investment management funds represent the interest of the noteholders of the funds

28    BNY Mellon

and are solely dependent on the value of the assets. Any loss in the value of assets of consolidated investment management funds would be incurred by the fund’s noteholders.

At June 30, 2012 and Dec. 31, 2011, BNY Mellon had no exposure to Greece and no sovereign exposure to the countries disclosed below.

Our exposure to Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

See “Risk management” in the 2011 Annual Report for additional information on how our exposures are managed.

Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at June 30, 2012
(in millions)	Ireland	Italy	Spain	Portugal	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$96	$192	$2	$-	$290
Investment securities (primarily European
Floating Rate Notes) (b)	189	137	25	-	351
Loans and leases (c)	324	3	5	-	332
Trading assets (d)	44	39	16	1	100
Total gross on-balance sheet exposure	653	371	48	1	1,073
Less:
Collateral	77	35	7	1	120
Guarantees	-	2	1	-	3
Total collateral and guarantees	77	37	8	1	123
Total net on-balance sheet exposure	$576	$334	$40	$—	$950
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$98	$-	$-	$-	$98
Letters of credit (f)	74	4	14	-	92
Total gross off-balance sheet exposure	172	4	14	-	190
Less:
Collateral	90	-	14	-	104
Total net off-balance sheet exposure	$82	$4	$-	$-	$86
Total exposure:
Total gross on- and off-balance sheet exposure	$825	$375	$62	$1	$1,263
Less: Total collateral and guarantees	167	37	22	1	227
Total net on- and off-balance sheet exposure	$658	$338	$40	$-	$1,036

(a)	Interest-bearing deposits with banks represent a $130 million placement with a financial institution in Italy, a $96 million placement with an Irish subsidiary of a UK holding company and $64 million of nostro accounts related to our custody business.
(b)	Represents $326 million, fair value, of residential mortgage-backed securities located in Ireland, Italy and Spain, of which 62% were investment grade, $22 million, fair value, of investment grade asset-backed CLOs located in Ireland, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $263 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $66 million commercial lease to an Irish company, which was fully collateralized by U.S. Treasuries and $3 million of leases to airline manufacturing companies which are under joint and several guarantee arrangements, with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $44 million of receivables primarily due from Irish-domiciled investment funds and $56 million of receivables due from financial institutions in Italy, Spain and Portugal. Cash collateral on the trading assets totaled $11 million in Ireland, $35 million in Italy, $7 million in Spain and $1 million in Portugal.
(e)	Lending-related commitments represent $98 million to an insurance company, collateralized by $23 million of marketable securities.
(f)	Represents $74 million of letters of credit extended to an insurance company in Ireland, collateralized by $67 million of marketable securities, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

BNY Mellon    29

On- and off-balance sheet exposure at Dec. 31, 2011
(in millions)	Ireland	Italy	Spain	Portugal	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$97	$24	$4	$-	$125
Investment securities (primarily European
Floating Rate Notes) (b)	208	155	27	-	390
Loans and leases (c)	411	3	4	-	418
Trading assets (d)	117	53	16	3	189
Total gross on-balance sheet exposure	833	235	51	3	1,122
Less:
Collateral	102	39	7	3	151
Guarantees	-	3	1	-	4
Total collateral and guarantees	102	42	8	3	155
Total net on-balance sheet exposure	$731	$193	$43	$-	$967
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$273	$-	$-	$-	$273
Letters of credit (f)	-	2	14	-	16
Total gross off-balance sheet exposure	273	2	14	-	289
Less:
Collateral	190	-	14	-	204
Total net off-balance sheet exposure	$83	$2	$-	$-	$85
Total exposure:
Total gross on- and off-balance sheet exposure	$1,106	$237	$65	$3	$1,411
Less: Total collateral and guarantees	292	42	22	3	359
Total net on- and off-balance sheet exposure	$814	$195	$43	$-	$1,052

(a)	Interest-bearing deposits with banks represent a $96 million placement with an Irish subsidiary of a UK holding company and $29 million of nostro accounts related to our custody business.
(b)	Represents $364 million, fair value, of residential mortgage-backed securities, of which 97% were investment grade, $23 million, fair value, of investment grade asset-backed CLOs, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $335 million of overdrafts primarily to Irish domiciled investment funds resulting from our custody business, a $65 million commercial lease fully collateralized by U.S. Treasuries, $15 million of financial institution loans, which were collateralized by marketable securities and $4 million of leases to airline manufacturing companies which are under joint and several guarantee arrangements, with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $117 million of receivables due from Irish domiciled investment funds and $72 million due from financial institutions in Italy, Spain and Portugal. Cash collateral on the trading assets totaled $22 million in Ireland, $39 million in Italy, $7 million in Spain and $3 million in Portugal.
(e)	Lending-related commitments represent $100 million to an asset manager fully collateralized by marketable securities, and $173 million to an insurance company, collateralized by $90 million of marketable securities.
(f)	Represents a $14 million letter of credit extended to an insurance company in Spain fully collateralized by marketable securities. Exposure in Italy represents a $2 million letter of credit extended to a financial institution.

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

30    BNY Mellon

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio			2Q12 change in unrealized gain/(loss)				Fair value as a % of amortized cost(a)	Unrealized gain/(loss)
	March 31, 2012			June 30, 2012					Ratings
				Amortized cost	Fair value				AAA/	A+/	BBB+/	BB+ and	Not
(dollars in millions)	Fair value								AA-	A-	BBB-	lower	rated
Agency RMBS	$34,538		$187	$38,598	$39,441		102%	$843	100%	-%	-%	-%	-%
U.S. Treasury securities	15,173		43	14,777	15,073		102	296	100	-	-	-	-
Sovereign debt/sovereign guaranteed (b)	12,171		(57)	8,782	8,935		102	153	100	-	-	-	-
Non-agency RMBS (c)	3,232		(72)	2,745	3,037		67	292	1	1	2	96	-
Non-agency RMBS	1,787		41	1,900	1,692		81	(208)	17	15	11	57	-
European floating rate notes (d)	3,405		37	4,337	4,053		92	(284)	79	15	3	3	-
Commercial MBS	3,161		(2)	2,905	3,012		104	107	82	16	2	-	-
State and political subdivisions	4,067		32	5,640	5,684		101	44	84	14	1	1	-
Foreign covered bonds (e)	3,207		22	3,870	3,928		101	58	99	1	-	-	-
Corporate bonds	1,696		3	1,571	1,628		104	57	17	73	9	1	-
CLO	1,118		(1)	1,025	1,013		99	(12)	100	-	-	-	-
U.S. Government agency debt	1,108		2	1,066	1,097		103	31	100	-	-	-	-
Consumer ABS	447		5	1,051	1,060		101	9	77	22	-	1	-
Other (f)	3,093		18	3,285	3,339		102	54	31	60	2	1	6
Total investment securities	$88,203	(g)	$258	$91,552	$92,992	(g)	99%	$1,440	89%	6%	1%	4%	-%

(a)	Amortized cost before impairments.
(b)	Primarily comprised of exposure to UK, France, Germany and Netherlands.
(c)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.
(e)	Primarily comprised of exposure to Germany, Canada and UK.
(f)	Includes commercial paper of $2.0 billion, fair value, and money market funds of $918 million, fair value, at June 30, 2012.
(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $20 million at March 31, 2012 and $417 million at June 30, 2012.

The fair value of our investment securities portfolio was $93.0 billion at June 30, 2012 compared with $81.7 billion at Dec. 31, 2011. The increase in the fair value of the investment securities portfolio primarily reflects larger investments in agency RMBS and state and political subdivision securities, as well as an improvement in the unrealized gain of our investment securities. In the second quarter of 2012, we received $246 million of paydowns and sold $24 million of sub-investment grade securities.

In the second quarter of 2012, we reassessed the classification of certain Agency RMBS and reclassified $2.8 billion at fair value of our available-for-sale securities to held-to-maturity. The related unrealized pre-tax gain on these securities was $117 million at June 30, 2012.

At June 30, 2012, the total investment securities portfolio had an unrealized pre-tax gain of $1.4 billion compared with $1.2 billion at March 31, 2012. The improvement in the valuation of the investment securities portfolio was primarily driven by a decline in market interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $784 million at June 30, 2012 compared with $654 million at March 31, 2012.

At June 30, 2012, 89% of the securities in our portfolio were rated AAA/AA- compared with 88% at March 31, 2012.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At June 30, 2012, we had $1.0 billion of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these securities had a remaining average life of approximately 4.4 years. The accretion of discount related to these securities increased net interest revenue and was recorded on a level yield basis. The discount accretion totaled $74 million in the

BNY Mellon    31

second quarter of 2012, $98 million in the second quarter of 2011 and $81 million in the first quarter of 2012.

Also, at June 30, 2012, we had $2.3 billion of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 4.3 years. For these securities, the amortization of net premium decreased net interest revenue and was recorded on a level yield basis. We recorded net premium amortization of $118 million in the second quarter of 2012, $60 million in the second quarter of 2011 and $109 million in the first quarter of 2012.

The following table provides pre-tax securities gains (losses) by type.

Net securities gains				Year-to-date
(in millions)	2Q12	1Q12	2Q11	2012	2011
U.S. Treasury	$44	$38	$41	$82	$41
Sovereign debt	61	7	-	68	-
FDIC-insured debt	-	10	-	10	-
Corporate bonds	7	2	-	9	-
Prime RMBS	(1)	(1)	-	(2)	9
Alt-A RMBS	(3)	(10)	(1)	(13)	4
Trust preferred	(18)	-	-	(18)	-
European floating rate notes	(22)	(1)	(12)	(23)	(15)
Subprime RMBS	(23)	(3)	(6)	(26)	(12)
Agency RMBS	-	-	8	-	8
Other	5	(2)	18	3	18
Net securities gains (losses)	$50	$40	$48	$90	$53

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the second quarter of 2012, this analysis resulted in approximately $67 million of credit losses primarily on subprime RMBS, European floating rate notes and trust preferred securities. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, credit-related impairment charges on these securities would have increased $13 million (pre-tax) or decreased $1 million (pre-tax) in the second quarter of 2012. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At June 30, 2012, the investment securities portfolio includes $83 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2012. The unrealized loss on these securities was $284 million at June 30, 2012, an improvement of 18% compared with $347 million at Dec. 31, 2011.

European floating rate notes at June 30, 2012 (a)
			Total fair
(in millions)	RMBS	Other	value
United Kingdom	$1,758	$259	$2,017
Netherlands	1,476	46	1,522
Ireland	164	21	185
Italy	137	-	137
Australia	85	-	85
Germany	1	68	69
Spain	25	-	25
France	4	9	13
Total	$3,650	$403	$4,053

(a)	79% of these securities are in the AAA to AA- ratings category.

See Note 14 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

32    BNY Mellon

Loans

Total exposure — consolidated	June 30, 2012			Dec. 31, 2011
		Unfunded	Total		Unfunded	Total
(in billions)	Loans	commitments	exposure	Loans	commitments	exposure
Non-margin loans:
Financial institutions	$10.5	$14.6	$25.1	$11.1	$15.5	$26.6
Commercial	1.4	17.3	18.7	1.3	16.3	17.6
Subtotal institutional	11.9	31.9	43.8	12.4	31.8	44.2
Wealth management loans and mortgages	7.9	1.6	9.5	7.3	1.5	8.8
Commercial real estate	1.6	1.9	3.5	1.5	1.5	3.0
Lease financing	2.5	-	2.5	2.6	-	2.6
Other residential mortgages	1.8	-	1.8	1.9	-	1.9
Overdrafts	5.7	-	5.7	4.8	-	4.8
Other	0.5	-	0.5	0.7	-	0.7
Subtotal non-margin loans	31.9	35.4	67.3	31.2	34.8	66.0
Margin loans	13.5	0.7	14.2	12.8	0.7	13.5
Total	$45.4	$36.1	$81.5	$44.0	$35.5	$79.5

At June 30, 2012, total exposures were $81.5 billion, an increase of 3% from $79.5 billion at Dec. 31, 2011, primarily reflecting higher commercial exposure, overdrafts, wealth management loans and mortgages and commercial real estate exposure, partially offset by lower exposure in the financial institutions portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 54% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions	June 30, 2012					Dec. 31, 2011
portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$5.5	$1.7	$7.2	81%	95%	$6.3	$1.9	$8.2
Securities industry	3.5	2.0	5.5	92	95	3.8	2.6	6.4
Insurance	0.2	4.4	4.6	98	30	0.1	4.6	4.7
Asset managers	1.1	3.5	4.6	99	76	0.8	3.2	4.0
Government	-	1.7	1.7	95	20	-	1.6	1.6
Other	0.2	1.3	1.5	96	57	0.1	1.6	1.7
Total	$10.5	$14.6	$25.1	92%	72%	$11.1	$15.5	$26.6

The financial institutions portfolio exposure was $25.1 billion at June 30, 2012 compared with $26.6 billion at Dec. 31, 2011. The decrease primarily reflects lower exposure to banks and broker-dealers, partially offset by increased exposure to asset managers.

Financial institution exposures are high-quality, with 92% meeting the investment grade equivalent criteria of our rating system at June 30, 2012. These exposures are generally short-term. Of these exposures, 72% expire within one year, and 34% expire within 90 days. In addition, 42% of the financial institution exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating classification generally caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our exposure to banks is predominantly to investment grade counterparties in developed countries. Noninvestment grade bank exposures are

BNY Mellon    33

short term in nature supporting our global trade finance and U.S. dollar-clearing businesses in developing countries.

The asset manager portfolio exposures are high- quality, with 99% meeting our investment grade equivalent ratings criteria as of June 30, 2012.

These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	June 30, 2012					Dec. 31, 2011
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.7	$5.4	$6.1	92%	21%	$0.5	$4.5	$5.0
Manufacturing	0.3	5.4	5.7	90	10	0.3	5.7	6.0
Energy and utilities	0.3	4.9	5.2	97	6	0.3	4.8	5.1
Media and telecom	0.1	1.6	1.7	90	4	0.2	1.3	1.5
Total	$1.4	$17.3	$18.7	93%	12%	$1.3	$16.3	$17.6

The commercial portfolio exposure increased 6% to $18.7 billion at June 30, 2012 from $17.6 billion at Dec. 31, 2011, primarily reflecting an increase in exposure in the services and other portfolio.

Our goal is to maintain a predominantly investment grade portfolio. The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percentage of the portfolios that are investment grade	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Financial institutions	91%	92%	93%	92%	92%
Commercial	91%	91%	91%	92%	93%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities, avoid single name/industry concentrations and exit high-risk portfolios. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy has resulted in 92% of our financial institutions portfolio and 93% of our commercial portfolio rated as investment grade at June 30, 2012.

Wealth management loans and mortgages

Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. In the wealth management portfolio, 1% of the mortgages were past due at June 30, 2012.

At June 30, 2012, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 23%; California –18%; Massachusetts – 17%; Florida – 8%; and other – 34%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.5 billion at June 30, 2012 and $3.0 billion at Dec. 31, 2011.

34    BNY Mellon

At June 30, 2012, 58% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 60% secured by residential buildings, 19% secured by office buildings, 11% secured by retail properties and 10% secured by other categories. Approximately 97% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At June 30, 2012, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 44%; investment grade REITs – 41%; and other – 15%.

Lease financings

The leasing portfolio exposure totaled $2.5 billion and includes $188 million of airline exposures at June 30, 2012 compared with $2.6 billion of leasing exposures, including $197 million of airline exposures, at Dec. 31, 2011. At June 30, 2012, approximately 88% of the leasing exposure was investment grade.

At June 30, 2012, the $2.3 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At June 30, 2012, our exposure to the airline industry consisted of $68 million to major U.S. carriers, $105 million to foreign airlines and $15 million to U.S. regional airlines.

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

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.8 billion at June 30, 2012 compared with $1.9 billion at Dec. 31, 2011. Included in this portfolio at June 30, 2012 are $542 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2012, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination, and 29% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At June 30, 2012, we had less than $15 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

Margin loans

Margin loans are collateralized with marketable securities, and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans also include $5.1 billion related to a term loan program that offers fully collateralized loans to broker-dealers.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of

BNY Mellon    35

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Margin loans	$13,462	$13,144	$12,760	$9,520
Non-margin loans	31,969	29,884	31,219	32,627
Total loans	$45,431	$43,028	$43,979	$42,147
Beginning balance of allowance for credit losses	$494	$497	$498	$554
Provision for credit losses	(19)	5	23	–
Net (charge-offs) recoveries:
Other residential mortgages	(5)	(8)	(14)	(9)
Commercial	1	–	–	(3)
Foreign	–	–	(2)	(6)
Commercial real estate	–	–	(1)	(1)
Financial institutions	(4)	–	(7)	–
Net (charge-offs)	$(8)	$(8)	$(24)	$(19)
Ending balance of allowance for credit losses	$467	$494	$497	$535
Allowance for loan losses	$362	$386	$394	$441
Allowance for lending-related commitments	$105	$108	$103	$94
Allowance for loan losses as a percentage of total loans	0.80%	0.90%	0.90%	1.05%
Allowance for loan losses as a percentage of non-margin loans	1.13%	1.29%	1.26%	1.35%
Total allowance for credit losses as a percentage .of total loans	1.03%	1.15%	1.13%	1.27%
Total allowance for credit losses as a percentage of non-margin loans	1.46%	1.65%	1.59%	1.64%

Net charge-offs were $8 million in the second quarter of 2012, $19 million in the second quarter of 2011, and $8 million in the first quarter of 2012. Net charge-offs in the second quarter of 2012 were primarily driven by the financial institution and other residential mortgages portfolios. In the first quarter of 2012, net charge-offs were driven by the other residential mortgage portfolio. Net charge offs in the second quarter of 2011 were driven by the other residential mortgage and foreign portfolios.

The provision for credit losses was a credit of $19 million in the second quarter of 2012 primarily resulting from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, as well as improvements in the mortgage portfolio. There was no provision in the second quarter of 2011 and a provision of $5 million in the first quarter of 2012. We anticipate the quarterly provision for credit losses to be approximately $0 to $15 million in the third quarter of 2012.

The total allowance for credit losses was $467 million at June 30, 2012, a decrease of $30 million compared with Dec. 31, 2011 and $68 million compared with June 30, 2011. The decrease compared with Dec. 31, 2011 primarily resulted from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, as well as improvements in the mortgage portfolio. The decrease compared with June 30, 2011 primarily resulted from improvements in the mortgage portfolio.

The ratio of the total allowance for credit losses to non-margin loans was 1.46% at June 30, 2012, 1.59% at Dec. 31, 2011 and 1.64% at June 30, 2011. The ratio of the allowance for loan losses to non-margin loans was 1.13% at June 30, 2012, 1.26% at Dec. 31, 2011 and 1.35% at June 30, 2011. The decrease in these ratios at June 30, 2012 compared with Dec. 31, 2011 resulted from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, as well as improvements in the mortgage portfolio.

We had $13.5 billion of secured margin loans on our balance sheet at June 30, 2012 compared with $12.8 billion at Dec. 31, 2011. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

We utilize a quantitative methodology and qualitative framework for determining the allowance for credit losses. The three elements of the quantitative methodology are:

•	an allowance for impaired credits of $1 million or greater;
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

36 BNY Mellon

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

Within this framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio. The qualitative framework is used to determine an additional allowance for each portfolio based on the factors below:

Internal risk factors:

•	Nonperforming loans to total non-margin loans;
•	Criticized assets to total loans and lending-related commitments;
•	Ratings volatility;
•	Borrower concentration; and
•	Significant concentration in high-risk industry.

Environmental risk factors:

•	U.S. noninvestment grade default rate;
•	Unemployment rate; and
•	Change in real GDP (quarter-over-quarter).

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of these three elements and our qualitative framework, we have allocated our allowance for credit losses as follows:

Allocation of allowance to our portfolio	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Other residential mortgages	33%	33%	31%	37%
Commercial	22	20	18	18
Lease financing	12	12	13	17
Foreign	12	10	12	12
Financial institutions	8	11	13	5
Commercial real estate	7	7	7	5
Wealth management (a)	6	7	6	6
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $58 million, while if each credit were rated one grade worse, the allowance would have increased by $91 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $40 million, while if the loss given default were one rating better, the allowance would have decreased by $34 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $2 million, respectively.

BNY Mellon    37

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011
Nonperforming loans:
Other residential mortgages	$177	$188	$203
Wealth management	35	35	32
Commercial	31	32	21
Commercial real estate	30	39	40
Foreign	9	10	10
Financial institutions	3	14	23
Total nonperforming loans	285	318	329
Other assets owned	9	13	12
Total nonperforming assets (a)	$294	$331	$341
Nonperforming assets ratio	0.65%	0.77%	0.78%
Nonperforming assets ratio, excluding margin loans	0.92	1.11	1.09
Allowance for loan losses/nonperforming loans	127.0	121.4	119.8
Allowance for loan losses/nonperforming assets	123.1	116.6	115.5
Total allowance for credit losses/nonperforming loans	163.9	155.3	151.1
Total allowance for credit losses/nonperforming assets	158.8	149.2	145.7

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $155 million at June 30, 2012, $180 million at March 31, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011
Balance at beginning of period	$331	$341	$344
Additions	15	36	69
Return to accrual status	(6)	(13)	(8)
Net charge-offs	(11)	(8)	(24)
Paydowns/sales	(30)	(22)	(37)
Net change in other real estate owned	(5)	(3)	(3)
Balance at end of period	$294	$331	$341

Nonperforming assets were $294 million at June 30, 2012, a decrease of $37 million compared with March 31, 2012. The decrease primarily resulted from paydowns/sales primarily in the residential mortgage, commercial real estate and financial institutions portfolios, net charge-offs of residential mortgage and financial institutions loans and the return to accrual status of residential mortgage loans. The decrease was partially offset by additions of residential mortgage loans.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $221.1 billion at June 30, 2012 compared with $219.1 billion at Dec. 31, 2011. The slight increase reflects higher foreign and domestic interest-bearing deposits primarily offset by lower noninterest-bearing deposits.

Noninterest-bearing deposits were $76.9 billion at June 30, 2012 compared with $95.3 billion at Dec. 31, 2011. Interest-bearing deposits were $144.2 billion at June 30, 2012 compared with $123.8 billion at Dec. 31, 2011.

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

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Maximum daily balance during the quarter	$21,818	$15,636	$21,005
Average daily balance	$11,254	$8,584	$10,894
Weighted-average rate during the quarter	0.01%	(0.02)%	0.06%
Ending balance	$9,162	$8,285	$7,572
Weighted-average rate at period end	(0.03)%	(0.03)%	0.03%

38    BNY Mellon

Federal funds purchased and securities sold under repurchase agreements were $9.2 billion at June 30, 2012, $8.3 billion at March 31, 2012 and $7.6 billion at June 30, 2011. Average federal funds purchased and securities sold under repurchase agreements were $11.3 billion in the second quarter of 2012, $8.6 billion in the first quarter of 2012 and $10.9 billion in the second quarter of 2011. The higher average federal funds purchased and securities sold under repurchase agreements in the second quarter of 2012 was primarily a function of attractive overnight rate opportunities. The maximum daily balance in the second quarter of 2012 was $21.8 billion and resulted from the same attractive overnight borrowing opportunities. The weighted-average rates in the second quarter of 2012, the first quarter of 2012 and the second quarter of 2011, reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers	Quarter ended
(dollar amounts in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Maximum daily balance during the quarter	$15,812	$14,176	$12,194
Average daily balance	$13,255	$13,123	$11,031
Weighted-average rate during the quarter (a)	0.10%	0.11%	0.09%
Ending balance	$13,305	$12,959	$11,512
Weighted-average rate at period end	0.10%	0.12%	0.10%
(a)	The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $7,895 million in the second quarter of 2012, $7,555 million in the first quarter of 2012 and $6,843 million in the second quarter of 2011.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds, payable on demand. Payables to customers and broker-dealers were $13.3 billion at June 30, 2012, $13.0 billion at March 31, 2012 and $11.5 billion at June 30, 2011. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Maximum daily balance during the quarter	$2,547	$1,126	$101
Average daily balance	$1,436	$67	$24
Weighted-average rate during the quarter	0.29%	0.08%	0.03%
Ending balance	$1,564	$1,070	$36
Weighted-average rate at period end	0.14%	0.11%	0.03%

Commercial paper outstanding was $1.6 billion at June 30, 2012, $1.1 billion at March 31, 2012 and $36 million at June 30, 2011. The increase compared with both prior periods was driven by attractive short-term borrowing opportunities and Parent funding requirements. Average commercial paper outstanding was $1.4 billion in the second quarter of 2012, $67 million in the first quarter of 2012 and $24 million in the second quarter of 2011. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	June 30, 2012	March 31, 2012	June 30, 2011
Maximum daily balance during the quarter	$2,795	$5,506	$2,959
Average daily balance	$1,114	$2,512	$1,853
Weighted-average rate during the quarter	1.87%	0.81%	2.09%
Ending balance	$1,374	$2,062	$2,337
Weighted-average rate at period end	2.75%	1.13%	2.46%

Other borrowed funds primarily include borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of sub-custodian account balances in our Investment Services business. Overdrafts in these accounts typically relate to timing differences for settlements. Other borrowed funds were $1.4 billion at June 30, 2012, $2.1 billion at March 31, 2012 and $2.3 billion at June 30, 2011. The decrease compared with both prior periods reflects a change in the source of funding for the borrowing under lines of credit by our Pershing subsidiaries.

BNY Mellon    39

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

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at June 30, 2012.

We also perform stress tests to verify sufficient funding capacity is accessible under multiple stress scenarios.

Available funds are defined as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds, including liquid funds, at period end and on an average basis. The decline in available funds at June 30, 2012 compared with Dec. 31, 2011 resulted from a decrease in interest-bearing deposits with the Federal Reserve and other central banks as we increased the level of our securities portfolio.

Available and liquid funds	June 30,	Dec. 31,	Average
(in millions)	2012	2011	2Q12	1Q12	2Q11	YTD12	YTD11
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$39,743	$36,321	$38,474	$35,095	$59,291	$36,784	$58,468
Federal funds sold and securities purchased under resale agreements	8,543	4,510	5,493	5,174	4,577	5,333	4,546
Total liquid funds	48,286	40,831	43,967	40,269	63,868	42,117	63,014
Cash and due from banks	4,522	4,175	4,412	4,271	4,335	4,341	4,215
Interest-bearing deposits with the Federal
Reserve and other central banks	76,243	90,243	57,904	63,526	34,068	60,715	27,255
Total available funds	$129,051	$135,249	$106,283	$108,066	$102,271	$107,173	$94,484
Total available funds as a percentage of total assets	39%	42%	35%	36%	37%	35%	35%

40    BNY Mellon

On an average basis for the first six months of 2012 and the first six months of 2011, non-core sources of funds, such as money market rate accounts, federal funds purchased, trading liabilities and other borrowings, were $20.0 billion and $16.8 billion, respectively. The increase primarily reflects higher levels of money market rate accounts, federal funds purchased and other borrowings, partially offset by lower levels of trading liabilities. Average foreign deposits, primarily from our European-based Investment Services business, were $87.4 billion and $81.4 billion for the first six months of 2012 and the first six months of 2011. The increase primarily reflects growth in client deposits. Domestic savings and time deposits averaged $34.1 billion for the first six months of 2012 compared with $35.0 billion for the first six months of 2011. The decrease reflects a decline in client savings deposits.

Average payables to customers and broker-dealers were $7.7 billion for the first six months of 2012 and $6.8 billion for the first six months of 2011. Long-term debt averaged $20.3 billion in the first six months of 2012 and $17.2 billion in the first six months of 2011. The increase in average long-term debt was driven by planned capital actions and anticipated maturities. Average noninterest-bearing deposits increased to $64.7 billion in the first six months of 2012 from $40.8 billion in the first six months of 2011, reflecting growth in client deposits. A significant reduction in our Investment Services businesses would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market; and
•	access to the long-term debt and equity markets.

Our bank subsidiaries can declare dividends to the Parent of approximately $3.9 billion, subsequent to June 30, 2012, without the need for a regulatory waiver. In addition, at June 30, 2012, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

In the second quarter of 2012, BNY Mellon’s quarterly cash dividend was $0.13 per common share. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 20 of the Notes to Consolidated Financial Statements contained in the 2011 Annual Report.

For the quarter ended June 30, 2012, the Parent’s quarterly average commercial paper borrowings were $1.4 billion compared with $24 million for the quarter ended June 30, 2011. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper issued by the Parent was $1.6 billion at June 30, 2012 and $10 million at Dec. 31, 2011. The Parent had cash of $5.1 billion at June 30, 2012 compared with $4.6 billion at Dec. 31, 2011. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2012 decreased $1.0 billion compared with Dec. 31, 2011, primarily reflecting increased loans to subsidiaries which replaced external funding sources and share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the second quarter of 2012, we repurchased 12.2 million common shares in the open market at an average price of $23.38 per share for a total of $286 million.

While the Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to receive dividends from its bank subsidiaries or issue debt, our practice has been to maintain sufficient cash for the next 24 months. As of June 30, 2012, the Parent was in compliance with its liquidity policy.

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

BNY Mellon    41

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of June 30, 2012, were as follows:

Debt ratings at June 30, 2012

	Moody’s	Standard & Poor’s	Fitch	DBRS
Parent:
Long-term senior debt	Aa3	A+	AA-	AA (low)
Subordinated debt	A1	A	A+	A (high)
Trust preferred securities	A2	BBB	BBB+	A (high)
Short-term	P1	A-1	F1+	R-1 (middle)
Outlook – Parent:	Negative	Negative	Stable	Stable
The Bank of New York Mellon:
Long-term senior debt	Aa1	AA-	AA-	AA
Long-term deposits	Aa1	AA-	AA	AA
Short-term deposits	P1	A-1+	F1+	R-1 (high)
BNY Mellon, N.A.:
Long-term senior debt	Aa1	AA-	AA-(a)	AA
Long-term deposits	Aa1	AA-	AA	AA
Short-term deposits	P1	A-1+	F1+	R-1 (high)
Outlook—Banks:	Stable	Negative	Stable	Stable

(a)	Represents senior debt issuer default rating.

As a result of Moody’s & Standard & Poor’s (“S&P”) government support assumptions on U.S. financial institutions, the Parent’s Moody’s and S&P ratings benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s and one notch of “lift” from S&P.

Subsequent to June 30, 2012, S&P, Fitch and DBRS reaffirmed all of our debt ratings.

Long-term debt decreased to $19.5 billion at June 30, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the maturity of $1.4 billion of senior debt and $300 million of subordinated debt as well as the redemption of $500 million of junior subordinated debentures, partially offset by the issuance of $1.75 billion of senior debt.

The Parent has $1.8 billion of long-term debt that will mature in the remainder of 2012 and has the option to call $82 million of subordinated debt in the remainder of 2012, which it may call and refinance if market conditions are favorable.

At June 30, 2012, we had approximately $1.2 billion of trust preferred securities outstanding that will be impacted by the Dodd-Frank Act. These securities currently qualify as Tier 1 capital. The $1.2 billion includes $850 million of trust preferred securities that are currently callable. Any decision to call these securities will be based on interest rates, the availability of cash and capital, and regulatory conditions, as well as the implementation of the Dodd-Frank Act, which will disqualify these trust preferred securities from being treated as Tier 1 capital over a three-year period beginning Jan. 1, 2013.

Our outstanding trust preferred securities include $500 million of Fixed-to-Floating Rate Normal Preferred Capital Securities (“PCS”) issued by Mellon Capital IV. As contractually obligated under the terms of the PCS, a remarketing occurred in May 2012. In this remarketing, junior subordinated notes issued by BNY Mellon and held by Mellon Capital IV were sold to third party investors and then exchanged for BNY Mellon’s senior notes, which were sold in a public offering. The proceeds of the sale of the senior notes were used to fund the purchase by Mellon Capital IV of $500 million of BNY Mellon’s Series A non-cumulative perpetual preferred stock, which was issued on June 20, 2012. As a result of the remarketing, the PCS are expected to pay distributions at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.565% for the related distribution period; and (ii) 4.000%. The non-cumulative perpetual preferred stock qualifies as Tier 1 capital under the recently released NPRs.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our non-cumulative perpetual preferred stock, plus trust preferred securities. Our double leverage ratio was 108.5% at June 30, 2012 and 107.3% at Dec. 31, 2011. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit for $750 million extended by 17 financial institutions matures in March 2013. Pershing has another committed line of credit for $125 million extended by one financial institution that matures in September 2012. There were no borrowings under either of these lines of credit during the second quarter of 2012. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. Average daily borrowing under these lines was $15 million, in aggregate, during the second quarter of 2012. See “Liquidity and dividends” in the 2011 Annual Report for a

42    BNY Mellon

description of the covenants required to be maintained by the Parent for the committed line of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $40 million, in aggregate, during the second quarter of 2012.

Statement of cash flows

Cash provided by operating activities was $374 million for the six months ended June 30, 2012 compared with $997 million for the six months ended June 30, 2011. In the first six months of 2012 and 2011, earnings, partially offset by changes in accruals and other balances, were a significant source of funds.

Through June 30, 2012, cash used for investing activities was $5.8 billion compared with $52.0 billion in the first six months of 2011. In the first six months of 2012, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and changes in interest-bearing deposits with banks were a significant use of funds, partially offset by decreases in deposits with the Federal Reserve and other central banks and sales, paydowns, and maturities of securities. In the first six months of 2011, increases in interest-bearing deposits with banks, and with the Federal Reserve and other central banks, and purchases of securities were a significant use of funds, partially offset by sales, paydowns and maturities of securities.

In the first six months of 2012, cash provided by financing activities was $5.8 billion compared with $52.9 billion in the first six months of 2011. In the first six months of 2012, increases in federal funds purchased and securities sold under repurchase agreements, deposits, commercial paper and the issuance of long-term debt were significant sources of funds, partially offset by repayment of long-term debt, a decrease in other borrowed funds and treasury stock repurchases. In the first six months of 2011, an increase in deposits was a significant source of funds partially offset by a decrease in other borrowed funds.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Average common equity to average assets	11.2%	11.2%	10.7%	12.0%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.5%	11.3%	10.3%	11.1%
BNY Mellon common shareholders’ equity to total assets ratio	10.3%	11.3%	10.3%	11.1%
Total BNY Mellon shareholders’ equity – GAAP	$34,533	$34,000	$33,417	$33,851
Total BNY Mellon common shareholders’ equity – GAAP	$34,033	$34,000	$33,417	$33,851
Tangible BNY Mellon common shareholders’ equity – Non-GAAP (a)	$13,544	$13,326	$12,787	$12,671
Book value per common share – GAAP	$28.81	$28.51	$27.62	$27.46
Tangible book value per common share – Non-GAAP (a)	$11.47	$11.17	$10.57	$10.28
Closing common stock price per share	$21.95	$24.13	$19.91	$25.62
Market capitalization	$25,929	$28,780	$24,085	$31,582
Common shares outstanding	1,181,298	1,192,716	1,209,675	1,232,691

Cash dividends per common share	$0.13	$0.13	$0.13	$0.13
Common dividend yield (annualized)	2.4%	2.2%	2.6%	2.0%
Common dividend payout ratio	33%	25%	31%	22%
(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for the reconciliation of GAAP to Non-GAAP.

BNY Mellon    43

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2011, primarily reflecting earnings retention, the issuance of $500 million of non-cumulative perpetual preferred stock and the increased value of our investment securities portfolio, partially offset by share repurchases.

During the second quarter of 2012, we repurchased 12.2 million shares in the open market at an average price of $23.38 per share for a total of $286 million. In March 2012, BNY Mellon received confirmation that the Federal Reserve did not object to our 2012 comprehensive capital plan. Our 2012 capital plan includes the repurchase of up to $1.16 billion of outstanding common stock and the continuation of the 13 cents per share quarterly cash dividend.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in accumulated other comprehensive income was $784 million at June 30, 2012 compared with $417 million at Dec. 31, 2011. The increase in the valuation of the investment securities portfolio was driven by a decline in market interest rates.

On July 18, 2012, the Board of Directors declared a quarterly common stock dividend of $0.13 per common share. This cash dividend was paid on Aug. 7, 2012, to shareholders of record as of the close of business on July 30, 2012.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as well capitalized.

As of June 30, 2012 and Dec. 31, 2011, BNY Mellon and our bank subsidiaries were considered well capitalized on the basis of the Basel I Total and Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Basel I Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios

	Well capitalized	Adequately capitalized	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A	8.7%	N/A	N/A	N/A
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	N/A	N/A	6.1%	6.5%	6.4%	6.0%

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A	13.2%	13.9%	13.4%	12.6%
Tier 1 capital	6%	N/A	14.7	15.6	15.0	14.1
Total capital	10	N/A	16.4	17.5	17.0	16.7
Leverage – guideline	5	N/A	5.5	5.6	5.2	5.8

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%	13.7%	14.8%	14.3%	12.1%
Total capital	10	8	14.5	18.0	17.7	15.7
Leverage	5	3	5.7	5.7	5.3	5.3

(a)	The estimated Basel III Tier 1 common equity ratio at June 30, 2012 is based on the NPRs and final market risk rule released on June 7, 2012. The estimated Basel III Tier 1 common equity ratios of 7.6% at March 31, 2012, 7.1% at Dec. 31, 2011 and 6.5% at June 30, 2011 were based on prior Basel III guidance and the proposed market risk rule.
(b)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 50 for a calculation of this ratio.
(c)	When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”.
N/A	– Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

44    BNY Mellon

Our estimated Basel III Tier 1 common equity ratio was 8.7% at June 30, 2012 based on the NPRs and final market risk rule. The increase in the ratio from 7.6% at March 31, 2012, which was calculated under prior Basel III guidance and the proposed market risk rule, was primarily due to the reduction in risk-weighted assets related to the treatment of sub-investment grade securities, partially offset by the treatment of investment grade securitizations and financial institution exposure. The positive impact of the NPRs was partially offset by balance sheet growth in the second quarter of 2012.

At June 30, 2012, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the “well capitalized” guidelines are as follows.

Capital above guidelines at June 30, 2012
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$9,316	$7,240
Total capital	6,832	4,199
Leverage	1,483	1,519

Failure to satisfy regulatory standards, including “well-capitalized” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2011 Annual Report in Item 1 (Business–Supervision and Regulation–Regulated Entities of BNY Mellon) and Item 1A (Risk Factors–Supervisory Standards–Failure to satisfy regulatory standards, including ‘well-capitalized’ status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition.)

Our Basel I Tier 1 capital ratio was 14.7% at June 30, 2012 compared with 15.0% at Dec. 31, 2011. The decrease from Dec. 31, 2011 primarily reflects higher risk-weighted assets. Our Basel I Tier 1 leverage ratio was 5.5% at June 30, 2012 compared with 5.2% at Dec. 31, 2011. The leverage ratio of The Bank of New York Mellon was 5.7% at June 30, 2012 compared with 5.3% at Dec. 31, 2011. The improvement in the leverage ratio of both BNY Mellon and The Bank of New York Mellon reflects a lower level of average assets driven by a decrease in average noninterest-bearing client deposits, and earnings retention.

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

In the second quarter of 2012, we generated $527 million of gross Basel I Tier 1 common equity, which was primarily driven by earnings retention.

Basel I Tier 1 common equity generation
	Quarter ended
(in millions)	June 30, 2012	March 31, 2012
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$466	$619
Add: Amortization of intangible assets, net of tax	61	61
Gross Basel I Tier 1 common equity generated	527	680
Less capital deployed:
Dividends	156	158
Common stock repurchases	286	371
Total capital deployed	442	529
Add: Other	(53)	146
Net Basel I Tier 1 common equity generated	$32	$297

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at June 30, 2012.

Potential impact to capital ratios as of June 30, 2012
	Increase or decrease of
(basis points)	$100 million in common equity	$1 billion in risk- weighted assets/ quarterly average assets (a)
Basel I:
Tier 1 capital	9 bp	14 bp
Total capital	9	15
Leverage	4	2

Basel III:
Estimated Tier 1 common equity ratio	7 bp	6 bp
(a)	Quarterly average assets determined under Basel I regulatory guidelines.

BNY Mellon    45

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 6.1% at June 30, 2012 compared with 6.4% at Dec. 31, 2011. The decrease compared with Dec. 31, 2011 was primarily due to lower cash on deposit with the Federal Reserve and other central banks, as we increased our investment in securities.

At June 30, 2012, we had approximately $1.2 billion of trust preferred securities outstanding. These securities currently qualify as Tier 1 capital. The implementation of the Dodd-Frank Act will disqualify these trust preferred securities from being treated as Tier 1 capital over a three-year period beginning Jan. 1, 2013.

Our outstanding trust preferred securities include $500 million of Fixed-to-Floating Rate Normal Preferred Capital Securities (“PCS”) issued by Mellon Capital IV. As contractually obligated under the terms of the PCS, a remarketing occurred in May 2012. In this remarketing, junior subordinated notes issued by BNY Mellon and held by Mellon Capital IV were sold to third party investors and then exchanged for BNY Mellon’s senior notes, which were sold in a public offering. The proceeds of the sale of the senior notes were used to fund the purchase by Mellon Capital IV of $500 million of BNY Mellon’s Series A non-cumulative perpetual preferred stock, which was issued on June 20, 2012. As a result of the remarketing, the PCS are expected to pay distributions at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.565% for the related distribution period; and (ii) 4.000%. The non-cumulative perpetual preferred stock qualifies as Tier 1 capital under the recently released NPRs.

The following table presents the components of our Basel I Tier 1 and Total risk-based capital at June 30, 2012, March 31, 2012, Dec. 31, 2011 and June 30, 2011, respectively.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Tier 1 capital:
Common shareholders’ equity	$34,033	$34,000	$33,417	$33,851
Preferred stock	500	-	-	-
Trust preferred securities	1,164	1,669	1,659	1,669
Adjustments for:
Goodwill and other intangibles (b)	(20,489)	(20,674)	(20,630)	(21,180)
Pensions/cash flow hedges	1,372	1,397	1,426	1,018
Securities valuation allowance	(825)	(663)	(450)	(433)
Merchant banking investments	(33)	(34)	(33)	(33)
Total Tier 1 capital	15,722	15,695	15,389	14,892
Tier 2 capital:
Qualifying unrealized gains on equity securities	2	2	2	5
Qualifying subordinated debt	1,317	1,414	1,545	2,120
Qualifying allowance for credit losses	467	494	497	535
Total Tier 2 capital	1,786	1,910	2,044	2,660
Total risk-based capital	$17,508	$17,605	$17,433	$17,552
Total risk-weighted assets	$106,764	$100,763	$102,255	$105,316
Average assets for leverage capital purposes	$284,776	$281,281	$296,484	$257,714
(a)	On a regulatory basis as determined under Basel I guidelines.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,400 million at June 30, 2012, $1,428 million at March 31, 2012, $1,459 million at Dec. 31, 2011 and $1,630 million at June 30, 2011, and deferred tax liabilities associated with tax deductible goodwill of $982 million at June 30, 2012, $972 million at March 31, 2012, $967 million at Dec. 31, 2011 and $895 million at June 30, 2011.

46    BNY Mellon

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio, based on the NPRs and final market risk rule released on June 7, 2012, on a fully phased-in basis.

Estimated Basel III Tier 1 common equity ratio (a) (dollars in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Total Tier 1 capital – Basel I	$15,722	$15,695	$15,389	$14,892
Less: Trust preferred securities	1,164	1,669	1,659	1,669
Preferred stock	500	-	-	-
Adjustments related to available-for-sale securities and pension liabilities included in accumulated other comprehensive income (b)	513	700	944	551
Adjustments related to equity method investments (b)	558	571	555	578
Deferred tax assets	46	-	-	-
Net pension fund assets (b)	43	100	90	542
Other	2	(2)	(3)	(4)
Total estimated Basel III Tier 1 common equity	$12,896	$12,657	$12,144	$11,556

Total risk-weighted assets – Basel I	$106,790	$100,763	$102,255	$105,316
Add: Adjustments (c)	41,467	65,997	67,813	71,965
Total estimated Basel III risk-weighted assets	$148,257	$166,760	$170,068	$177,281

Estimated Basel III Tier 1 common equity ratio – Non-GAAP	8.7%	7.6%	7.1%	6.5%
(a)	The estimated Basel III Tier 1 common equity ratio at June 30, 2012 is based on the NPRs and final market risk rule released on June 7, 2012. The estimated Basel III Tier 1 common equity ratios at March 31, 2012, Dec. 31, 2011 and June 30, 2011 were based on our interpretation of prior Basel III guidance and the proposed market risk rule.
(b)	The NPRs and prior Basel III guidance do not add back to capital the adjustment to other comprehensive income that Basel I makes for pension liabilities and available-for-sale securities. Also, under the NPRs and prior Basel III guidance, pension assets recorded on the balance sheet and adjustments related to equity method investments are a deduction from capital.
(c)	Primary differences between risk-weighted assets determined under Basel I compared with the NPRs and prior Basel III guidance include: the determination of credit risk under Basel I uses predetermined risk weights and asset classes, while the NPRs use an investment grade standard and internal risk models. Securitization exposure receives a higher risk-weighting under the NPRs and prior Basel III guidance than Basel I; also, the NPRs and prior Basel III guidance includes additional adjustments for operational risk, market risk, counterparty credit risk and equity exposures.

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the periods indicated:

VaR (a)	2nd Quarter 2012			June 30,
(in millions)	Average	Minimum	Maximum	2012
Interest rate	$8.9	$5.0	$13.2	$11.2
Foreign exchange	1.7	0.5	3.7	0.5
Equity	2.0	1.3	3.2	1.4
Credit	-	-	-	-
Diversification	(3.7)	N/M	N/M	(3.1)
Overall portfolio	8.9	5.0	13.6	10.0

VaR (a)	1st Quarter 2012			March 31,
(in millions)	Average	Minimum	Maximum	2012
Interest rate	$9.7	$6.0	$13.0	$8.2
Foreign exchange	3.3	1.8	4.8	3.1
Equity	2.3	1.4	3.4	2.1
Credit	-	-	-	-
Diversification	(4.4)	N/M	N/M	(4.4)
Overall portfolio	10.9	6.8	14.8	9.0

VaR (a)	2nd Quarter 2011			June 30,
(in millions)	Average	Minimum	Maximum	2011
Interest rate	$6.1	$3.5	$10.4	$6.7
Foreign exchange	2.9	0.8	5.2	3.2
Equity	2.7	2.1	3.3	2.8
Credit	0.2	0.1	0.2	0.2
Diversification	(4.6)	N/M	N/M	(4.8)
Overall portfolio	7.3	5.2	10.2	8.1

BNY Mellon    47

VaR (a)	Year-to-date 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$9.3	$5.0	$13.2
Foreign exchange	2.5	0.5	4.8
Equity	2.2	1.3	3.4
Credit	-	-	-
Diversification	(4.0)	N/M	N/M
Overall portfolio	10.0	5.0	14.8

VaR (a)	Year-to-date 2011
(in millions)	Average	Minimum	Maximum
Interest rate	$5.5	$3.0	$10.4
Foreign exchange	2.3	0.4	5.2
Equity	2.6	1.8	6.1
Credit	0.2	0.1	0.3
Diversification	(4.0)	N/M	N/M
Overall portfolio	6.6	4.1	10.2
(a)	VaR figures do not reflect the impact of CVA guidance in ASC 820. This is consistent with the Regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the second quarter of 2012, interest rate risk generated 71% of average VaR, foreign exchange risk generated 13% of average VaR and equity risk generated 16% of average VaR. During the second quarter of 2012, our daily trading loss did not exceed our calculated VaR amount on any given day.

BNY Mellon monitors a volatility index of global currency using a basket of 30 major currencies. In the second quarter of 2012, the volatility of this index decreased approximately 3 basis points from the first quarter of 2012.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Revenue range:	Number of days
Less than $(2.5)	-	-	-	-	-
$(2.5) - $0	1	2	1	1	4
$0 - $2.5	20	21	19	25	25
$2.5 - $5.0	31	26	33	32	29
More than $5.0	12	15	8	4	6

(a)	Distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge.

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

At June 30, 2012, our over-the-counter (“OTC”) derivative assets of $5.0 billion included a CVA deduction of $183 million, including $7 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $6.3 billion included a debit valuation adjustment (“DVA”) of $42 million related to our own credit spread. Net of hedges, the CVA decreased $2 million and the DVA decreased $1 million in the second quarter of 2012. The net impact of these adjustments increased foreign exchange and other trading revenue by $1 million in the second quarter of 2012.

In the first quarter of 2012, net of hedges, the CVA decreased $16 million and the DVA decreased $5 million in the first quarter of 2012. The net impact of these adjustments increased foreign exchange and other trading revenue by $11 million

In the second quarter of 2011, net of hedges, the CVA decreased $3 million and the DVA decreased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us. The internal risk ratings for our foreign exchange and

48    BNY Mellon

interest rate derivative counterparty credit exposure were remapped to external ratings in the second quarter of 2012. All prior periods have been restated. The decrease in the counterparties rated AAA to AA- primarily reflects the June 2012 action by Moody’s to downgrade several large financial institutions.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012
Rating:
AAA to AA-	51%	48%	47%	45%	40%
A+ to A-	23	27	27	29	31
BBB+ to BBB-	22	21	22	22	22
Noninvestment grade
(BB+ and lower)	4	4	4	4	7
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at June 30, 2012 (dollar amounts in millions)
up 200 bps parallel rate shift vs. baseline (a)	$541
up 100 bps parallel rate shift vs. baseline (a)	400
Long-term up 50 bps, short-term unchanged (b)	134
Long-term down 50 bps, short-term unchanged (b)	(121)
(a)	In the parallel rate shift, both short-term and long-term rates move equally.
(b)	Long-term is equal to or greater than one year.

bps—basis points.

The 100 basis point ramp scenario assumes rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of changes in interest rates on depositor behavior based on historical experience. Given the exceptionally low interest rate environment, a rise in interest rates could lead to higher depositor withdrawals than historically experienced.

Growth or contraction of deposits could also be affected by the following factors:

•	Global economic uncertainty, particularly in Europe;
•	Our ratings relative to other financial institutions’ ratings;
•	Money market mutual fund reform; and

BNY Mellon    49

•	Extension of existing unlimited FDIC insurance on transaction accounts.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests, support agreements, and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business; securities lending indemnifications issued as part of our servicing and fiduciary businesses; and support agreements issued to customers in our Investment Services businesses. See Note 17 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. The tangible common shareholders’ equity ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds and other revenue related to the Shareowner Services business, which was sold on Dec. 31, 2011, and expense measures which exclude M&I expenses, litigation charges, restructuring charges, amortization of intangible assets and direct expenses related to the Shareowner Services business. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items in general relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our operational excellence initiatives and migrating positions to global delivery centers. Excluding these charges permits investors to view expense on a basis consistent with how management views the business. BNY Mellon also presents revenue and noninterest expense results relating to the Shareowner Services business so that an investor may compare those results with other periods, which do not include the Shareowner Services business.

The presentation of income (loss) of consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests related to the consolidation of certain investment management funds, permits investors the ability to view revenue on a basis consistent with prior periods. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts

50    BNY Mellon

arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and business-level basis.

The following table presents a reconciliation of the tax rate from an effective rate to an operating rate for the second quarter of 2012.

Reconciliation of effective tax rate	2Q12
Effective tax rate – GAAP	15.8%
Tax reduction related to litigation charge	8.7
Other	1.6
Effective tax rate – Operating basis – Non-GAAP	26.1%

The following table presents investment management fees net of performance fees.

Investment management and performance fees				2Q12 vs.
(dollars in millions)	2Q12	1Q12	2Q11	2Q11	1Q12
Investment management and performance fees	$797	$745	$779	2%	7%
Less: Performance fees	54	16	18	N/M	N/M
Investment management fees	$743	$729	$761	(2)%	2%

The following table presents the calculation of the return on common equity and the return on tangible common equity.

Return on common equity and tangible common equity
(dollars in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$466	$619	$735	$1,085	$1,360
Add: Amortization of intangible assets, net of tax	61	61	68	122	136
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	527	680	803	1,207	1,496
Add: M&I, litigation and restructuring charges	225	65	41	290	75
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$752	$745	$844	$1,497	$1,571
Average common shareholders’ equity	$34,123	$33,718	$33,464	$33,920	$33,147
Less: Average goodwill	17,941	17,962	18,193	17,951	18,157
Average intangible assets	5,024	5,121	5,547	5,073	5,605
Add: Deferred tax liability – tax deductible goodwill	982	972	895	982	895
Deferred tax liability – non-tax deductible intangible assets	1,400	1,428	1,630	1,400	1,630
Average tangible common shareholders’ equity – Non-GAAP	$13,540	$13,035	$12,249	$13,278	$11,910
Return on common equity – GAAP (a)	5.5%	7.4%	8.8%	6.4%	8.3%
Return on common equity excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	8.9%	8.9%	10.1%	8.9%	9.6%
Return on tangible common equity – Non-GAAP (a)	15.7%	21.0%	26.3%	18.3%	25.3%
Return on tangible common equity excluding M&I, litigation and restructuring charges – Non-GAAP (a)	22.4%	23.0%	27.6%	22.7%	26.6%
(a) Annualized.

BNY Mellon    51

The following table presents the calculation of the pre-tax operating margin ratio.

Pre-tax operating margin
(dollars in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Income before income taxes – GAAP	$589	$885	$1,034	$1,474	$1,983
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	29	11	21	40	65
Add: Amortization of intangible assets	97	96	108	193	216
M&I, litigation and restructuring charges	378	109	63	487	122
Income before income taxes excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$1,035	$1,079	$1,184	$2,114	$2,256

Fee and other revenue – GAAP	$2,826	$2,838	$3,056	$5,664	$5,894
Income from consolidated investment management funds – GAAP	57	43	63	100	173
Net interest revenue – GAAP	734	765	731	1,499	1,429
Total revenue – GAAP	3,617	3,646	3,850	7,263	7,496
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	29	11	21	40	65
Total revenue excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,588	$3,635	$3,829	$7,223	$7,431

Pre-tax operating margin (a)	16%	24%	27%	20%	26%
Pre-tax operating margin excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	29%	30%	31%	29%	30%
(a) Income before taxes divided by total revenue.

The following table presents the calculation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
BNY Mellon shareholders’ equity at period end – GAAP	$34,533	$34,000	$33,417	$33,851
Less: Preferred stock	500	-	-	-
BNY Mellon common shareholders’ equity at period end – GAAP	34,033	34,000	33,417	33,851
Less: Goodwill	17,909	18,002	17,904	18,191
Intangible assets	4,962	5,072	5,152	5,514
Add: Deferred tax liability – tax deductible goodwill	982	972	967	895
Deferred tax liability – non-tax deductible intangible assets	1,400	1,428	1,459	1,630
Tangible BNY Mellon common shareholders’ equity at period end – Non-GAAP	$13,544	$13,326	$12,787	$12,671

Total assets at period end – GAAP	$330,283	$300,169	$325,266	$304,706
Less: Assets of consolidated investment management funds	10,955	11,609	11,347	13,533
Subtotal assets of operations – Non-GAAP	319,328	288,560	313,919	291,173
Less: Goodwill	17,909	18,002	17,904	18,191
Intangible assets	4,962	5,072	5,152	5,514
Cash on deposit with the Federal Reserve and other central banks (a)	72,838	61,992	90,230	56,478
Tangible total assets of operations at period end – Non-GAAP	$223,619	$203,494	$200,633	$210,990

BNY Mellon shareholders’ equity to total assets – GAAP	10.5%	11.3%	10.3%	11.1%
BNY Mellon common shareholders’ equity to total assets – GAAP	10.3%	11.3%	10.3%	11.1%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations – Non-GAAP	6.1%	6.5%	6.4%	6.0%

Period-end common shares outstanding (in thousands)	1,181,298	1,192,716	1,209,675	1,232,691

Book value per common share	$28.81	$28.51	$27.62	$27.46
Tangible book value per common share – Non-GAAP	$11.47	$11.17	$10.57	$10.28
(a)	Assigned a zero percent risk weighting by the regulators.

52    BNY Mellon

The following table presents the calculation of Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (dollars in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011	June 30, 2011
Total Tier 1 capital – Basel 1	$15,722	$15,695	$15,389	$14,892
Less: Trust preferred securities	1,164	1,669	1,659	1,669
Preferred stock	500	-	-	-
Total Tier 1 common equity	$14,058	$14,026	$13,730	$13,223
Total risk-weighted assets – Basel I	$106,764	$100,763	$102,255	$105,316
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP	13.2%	13.9%	13.4%	12.6%

The following table presents income from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Income (loss) from consolidated investment management funds	$57	$43	$63	$100	$173
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	29	11	21	40	65
Income from consolidated investment management funds, net of noncontrolling interests	$28	$32	$42	$60	$108

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Investment management and performance fees	$20	$22	$29	$42	$60
Other (Investment income)	8	10	13	18	48
Income from consolidated investment management funds, net of noncontrolling interests	$28	$32	$42	$60	$108

The following table presents fee and other revenue excluding the impact of the Shareowner Services business.

Fee and other revenue excluding Shareowner Services								YTD12 vs. YTD11
				2Q12 vs.		Year-to-date
(dollars in millions)	2Q12	1Q12	2Q11	2Q11	1Q12	2012	2011
Investment services fees:
Asset servicing	$950	$943	$973	(2)%	1%	$1,893	$1,890	–%
Issuer services	275	251	314	(12)	10	526	606	(13)
Clearing services	309	303	292	6	2	612	584	5
Treasury services	134	136	134	-	(1)	270	268	1
Total investment services fees	1,668	1,633	1,713	(3)	2	3,301	3,348	(1)
Investment management and performance fees	797	745	779	2	7	1,542	1,543	-
Foreign exchange and other trading revenue	180	191	221	(19)	(6)	371	418	(11)
Distribution and servicing	46	46	49	(6)	-	92	102	(10)
Financing-related fees	37	44	47	(21)	(16)	81	88	(8)
Investment and other income	51	139	145	(65)	(63)	190	226	(16)
Total fee revenue	2,779	2,798	2,954	(6)	(1)	5,577	5,725	(3)
Net securities gains (losses)	50	40	48	N/M	N/M	90	53	N/M
Total fee and other revenue	$2,829	$2,838	$3,002	(6)%	–%	$5,667	$5,778	(2)%

BNY Mellon    53

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU 2011-11 – Disclosures about Offsetting Assets and Liabilities

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

ASU 2012-02 – Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. This guidance allows an entity an option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If the intangible asset is impaired, an entity is required to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity choosing to perform the qualitative assessment would need to identify and consider the events and circumstances that, individually or in the aggregate, most significantly affect an indefinite-lived intangible asset’s fair value. Examples of events and circumstances that should be considered, include deterioration in the entity’s operating environment, entity-specific events, such as a change in management, and overall financial performance, such as negative or declining cash flows. An entity also should consider any positive and mitigating events and circumstances, as well as whether there have been changes to the carrying amount of the indefinite-lived intangible asset. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. An entity can bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible in any period. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after Sept. 15, 2012. Early adoption is permitted.

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

54    BNY Mellon

The FASB reached tentative decisions in other areas, including classification and measurement of financial liabilities and the equity method of accounting.

The FASB tentatively decided that the business strategy should be determined by the business activities that an entity uses in acquiring and managing financial assets. The FASB plans to re-expose the proposed amendments for public comment. Both the FASB and the International Accounting Standards Board (“IASB”) discussed effective dates pertaining to the financial instruments project and noted that such a date would not be for several years.

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

In November 2011, the FASB re-exposed the proposed ASU. A final standard is expected to be issued in 2013. A retrospective application transition method would be required, but the FASB and IASB provided certain “transition reliefs” to reduce the burden on preparers. The FASB and IASB tentatively decided that the effective date of the proposed standard would not be earlier than annual reporting periods beginning on or after Jan. 1, 2015. The FASB decided to prohibit early application while the IASB decided to permit early application.

Proposed ASU – Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis”. This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to de-consolidate a substantial portion of the CLOs we currently consolidate, with further deconsolidation

BNY Mellon    55

possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB is currently evaluating comment letters received and expects to issue a final ASU in the fourth quarter of 2012.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of-use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially measure the residual asset as an allocation of the carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term, using the rate the lessor charges the lessee. The FASB is expected to re-expose the standard during 2012. A final standard is expected in 2013 with an effective date of 2016 or later.

Proposed ASU — Disclosures about Liquidity Risk and Interest Rate Risk

In June 2012, the FASB issued a proposed ASU, “Disclosures about Liquidity Risk and Interest Rate Risk.” This proposed ASU requires new qualitative and quantitative disclosures about liquidity and interest rate risk. The proposed disclosures are required for both interim and annual periods. Financial institutions would be required to provide a tabular liquidity gap maturity analysis that discloses carrying amounts of various classes of financial assets and liabilities categorized by their expected maturities. In addition, all companies would need to disclose in a tabular form by asset class, their available liquid funds and additional borrowing capacity. This disclosure would also be supplemented with a qualitative analysis. For interest rate risk, financial institutions would be required to disclose repricing gap analysis in a tabular form that would show how the carrying amounts of different classes of financial assets and liabilities reprice over specified time periods. In addition, financial institutions would also provide certain interest rate sensitivity disclosures about the effects on its net income. The proposed ASU does not include an effective date.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

Regulatory developments

The following discussion should be read in conjunction with the “Business – Supervision and Regulation” and “Regulatory developments” sections in our 2011 Annual Report. We are currently assessing the following regulatory developments, which may have an impact on BNY Mellon’s business.

Federal Reserve’s Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies

As required by the Dodd-Frank Act, the Federal Reserve has proposed enhanced prudential standards applicable to bank holding companies (“BHCs”) with total consolidated assets of $50 billion or more – like BNY Mellon (often referred to as “systemically important financial institutions” or “SIFIs”). The Dodd-Frank Act mandates that the requirements applicable to SIFIs be more stringent than those applicable to other financial companies. In December 2011, the Federal Reserve issued a Notice of Proposed Rulemaking establishing enhanced prudential standards for:

•	risk-based capital requirements and leverage limits;
•	stress testing of capital;
•	liquidity requirements;
•	overall risk management requirements; and
•	concentration/credit exposure limits.

56    BNY Mellon

These “Proposed SIFI Rules” address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with related regulatory reforms. The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements for BHCs with total consolidated assets of $50 billion or more. The proposed remediation rules are designed to require action beginning in the earlier stages of a company’s financial distress based on certain triggers, including capital and leverage, stress test results, liquidity and risk management. The full impact of the Proposed SIFI Rules will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized.

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve and FDIC jointly issued a final rule requiring certain organizations, including each BHC with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC has issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as The Bank of New York Mellon, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure.

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

The capital plans are required to be submitted on an annual basis. Covered BHCs are required to collect and report certain related data on a quarterly basis to allow the Federal Reserve to monitor the companies’ progress against their annual capital plans. The comprehensive capital plans, which are prepared using Basel I capital guidelines, include a view of capital adequacy under four scenarios – a BHC-defined baseline scenario, a baseline scenario provided by the Federal Reserve, at least one BHC-defined stress scenario, and a stress scenario provided by the Federal Reserve. Covered BHCs, including BNY Mellon, may pay dividends and repurchase stock only in accordance with a capital plan that has been reviewed by the Federal Reserve and as to which the Federal Reserve has not objected. The rules provide that the Federal Reserve may object to a capital plan if the plan does not show that the covered BHC will meet all minimum regulatory capital ratios and maintain a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5% on a pro forma basis under expected and stressful conditions throughout the nine-quarter planning horizon covered by the capital plan. The rules also require, among other things, that a covered BHC may not make a capital distribution unless, after giving effect to the distribution, it will meet all minimum regulatory capital ratios and have a ratio of Basel I Tier 1 common equity to risk-weighted assets of at least 5%. As part of this process, BNY Mellon also provides the Federal Reserve with projections covering the time period it will take us to fully comply with Basel III guidelines, including the 7% Tier 1 common equity, 8.5% Tier 1 capital and 3% leverage ratios as well as granular components of those elements, as described further under “Basel III and U.S. Capital Reform”. Our capital plan was submitted on Jan. 9, 2012. On March 13, 2012, BNY Mellon received notice that the Federal Reserve did not object to our capital plan for 2012, which includes the repurchase of up to $1.16 billion of outstanding common stock and the continuation of our 13 cents per share quarterly cash dividend.

The purpose of the Federal Reserve’s capital plan review is to ensure that these BHCs have robust, forward-looking capital planning processes that account for each BHC’s unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve will apply particularly close scrutiny to capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income.

BNY Mellon    57

Volcker Rule

The section in the Dodd-Frank Act that is commonly referenced as the “Volcker Rule” requires the U.S. financial regulatory agencies to adopt implementing rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds, private equity funds and other designated funds (“covered funds”). The Federal regulators proposed rules to implement the Volcker Rule, and until those rules are finalized, their application and impact will remain uncertain. BNY Mellon may be affected by an overly inclusive designation of covered funds, proposed limits on inter-affiliate transactions that may constrain some of our custody services and the treatment of overseas directed trustee arrangements. The Federal Reserve recently issued guidance that gives banks and their affiliates until July 21, 2014 to bring their covered activities and investments into conformance with the regulations of the Volcker Rule, which have yet to be finalized and adopted.

Proposed rules removing references to credit ratings

The Dodd-Frank Act requires that all Federal agencies remove from their regulations references to and requirements of reliance on credit ratings and replace them with appropriate alternatives for evaluating creditworthiness. The Federal banking agencies have recently issued Notices of Proposed Rulemaking (and applicable related guidance) in connection with implementing these requirements. In December 2011, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a joint Notice of Proposed Rulemaking applicable to certain U.S. banking organizations with significant trading operations that proposed standards of creditworthiness to be used in place of credit ratings when calculating the specific risk capital requirements for covered debt and securitization positions. The agencies finalized rules relating to capital requirements and investment securities in June 2012.

Task Force on Tri-Party Repo Infrastructure

Regulatory agencies worldwide have begun to re-examine systemic risks to various financial markets. One of the markets that regulatory agencies are reviewing, and in which we participate as a clearing and custody bank, is the tri-party repurchase transaction market, or “tri-party repo market.” The Federal Reserve Bank of New York sponsored a Task Force on Tri-Party Repo Infrastructure Reform

to examine the risks in the tri-party repo market and to decide what changes should be implemented so that such risks may be mitigated or avoided in future financial crises. The Task Force issued its final report regarding the tri-party repo market on Feb. 15, 2012. BNY Mellon is working to implement the Task Force’s recommendations on its tri-party repo business activities, including the practical elimination of secured intra-day credit. BNY Mellon has taken several steps in that regard, such as the reduction of the length of time for a majority of the intra-day credit exposure, the implementation of auto substitution of collateral and the introduction of three-way trade confirmations.

Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which is available at http://www.newyorkfed.org/tripartyrepo/margin_data.html.

Basel III and U.S. Capital Reform

The U.S. federal bank regulatory agencies’ current general risk-based capital guidelines are based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as “Basel II” that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. The U.S. banking agencies have adopted Basel II’s advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk for advanced approaches banks (applicable to banking institutions like BNY Mellon and its depository institution subsidiaries with $250 billion or more of total consolidated assets or $10 billion or more of foreign exposures). The U.S. banking agencies’ Basel I risk-based capital guidelines, their Basel II advanced approaches and the Basel Committee’s Basel III standards are described under “Business – Supervision and Regulation” in Part I, Item 1 of our 2011 Annual Report.

In response to Section 171 of the Dodd-Frank Act, known as the “Collins Amendment”, the U.S. banking agencies adopted a final rule in 2011 to replace the transitional floors in the Federal banking agencies’ Basel II approaches with a permanent capital floor equal to the risk-based capital

58    BNY Mellon

requirements under the banking agencies’ Basel I risk-based capital guidelines. As a result, U.S. advanced approaches banking organizations will be required to calculate their risk-based capital ratios under both the agencies general risk-based capital rules and their Basel II-based advanced approaches. The advanced approaches banking organizations will continue to use the current Basel I rules for purposes of the Collins Amendment floor until Jan. 1, 2015 which is the effective date of the standardized approach, discussed below, unless they elect to early adopt.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. The NPRs, released by the U.S. banking agencies in June 2012, would both implement the capital provisions of Basel III for U.S. banking institutions and substantially revise the agencies’ Basel I risk-based capital guidelines – as proposed, referred to in the NPRs as the “standardized approach”—to make them more risk sensitive. Although the NPRs have not yet been published in the Federal Register, the agencies indicated preliminarily that comments on the NPRs would be due on Sept. 7, 2012. As proposed by the NPRs, the implementation of Basel III advanced approach will become effective Jan. 1, 2013, with phase-in periods that are consistent with Basel III and described under “Business – Supervision and Regulation” in our 2011 Annual Report. If adopted, these rules will be fully phased-in by Jan. 1, 2019. The new risk-weight categories in the standardized approach will not become effective until Jan. 1, 2015. The general impact of the NPRs is described below.

Basel III, including as proposed by the NPRs to be implemented in the U.S., would redefine the components of capital in the numerators of regulatory capital ratios in a more narrow way than existing Basel I and Basel II standards, would increase the minimum risk-based capital ratios under both the agencies’ Basel II advanced approaches and Basel I risk-based capital guidelines, and primarily, with respect to securitizations and exposures to certain counterparties, would change the measure of risk-weighted assets in the denominators of regulatory capital ratios. At June 30, 2012, our estimated Basel III Tier 1 common equity ratio was 8.7%, on a fully phased-in basis, based upon our understanding of the NPRs and the final market risk rules approved by the U.S. banking agencies. The increase in the ratio from 7.6% at March 31, 2012, which was calculated under prior Basel III guidance and the proposed market risk rule, was primarily due to the reduction in risk-weighted assets relating to the treatment of sub-investment grade securities, partially offset by the treatment of investment grade securitizations and financial institution exposure. The positive impact of the NPRs was partially offset by balance sheet growth in the second quarter of 2012.

The components of the NPRs related to the standardized approach would amend the agencies’ Basel I risk-based capital guidelines and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive. The new risk-weights for the standardized approach range from 0% to 600% as compared to the risk-weights of 0% to 100% in the agencies’ existing Basel I risk-based capital guidelines. Higher risk-weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives. Compared with Basel I, the risk-weighting changes likely to be most significant for BNY Mellon are the replacement of the 20% risk-weight for banks with OECD country risk classification ratings, increased risk-weights for residential mortgages, the removal of the 50% risk-weight cap on derivative transactions and the elimination of the 0% risk-weight for commitments of less than one year.

The NPRs, consistent with Basel III, re-defined the components of capital and require higher capital ratios for all banks. As a result, when fully phased-in on Jan. 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

•	A Tier 1 common equity ratio of at least 7.0%, 4.5% attributable to a minimum Tier 1 common equity ratio and 2.5% attributable to a “capital conservation buffer”;
•	A Tier 1 capital ratio of at least 6.0%, exclusive of the capital conservation buffer (8.5% upon full implementation of the capital conservation buffer); and
•	A total capital ratio of at least 8.0%, exclusive of the capital conservation buffer (10.5% upon full implementation of the capital conservation buffer).

Additionally, the ratios above could be impacted by a new Tier 1 common equity surcharge to certain

BNY Mellon    59

“domestic” systemically important banks (“D-SIBs”) and “global” systemically important banks (“G-SIBs”) described below.

All banking institutions will continue to be subject to the U.S. banking agencies’ existing minimum leverage ratio of 4.0% (calculated as the ratio of Tier 1 capital to average consolidated assets as reflected on the institution’s consolidated financial statements, net of amounts deducted from capital). Additionally, advanced approaches banking institutions would become subject to a new leverage ratio commencing Jan. 1, 2015 with full implementation on Jan. 1, 2018. The new leverage ratio would have a minimum of 3% (calculated as the ratio of Tier 1 capital to average balance sheet exposures plus certain average off-balance sheet exposures).

The NPRs apply Basel III’s capital conservation buffer to all banking institutions but apply its countercyclical capital buffer only to advance approaches banks. These buffers are described under “Business – Supervision and Regulation” in our 2011 Annual Report.

In November 2011 the Basel Committee issued final provisions applying a new Tier 1 common equity surcharge to certain G-SIBs, including BNY Mellon. In its Proposed SIFI Rules and the NPRs, the Federal Reserve indicated that it intends to propose, in a separate rulemaking, a Tier 1 common equity surcharge for G-SIBs based on the Basel Committee’s final rules. Each G-SIB would initially be assigned to one of four “buckets”, with the capital surcharges for those buckets ranging from 1% to 2.5%. There would be an additional 3.5% bucket that could be applied to a G-SIB that materially increases its global systemic importance, for example, by increasing total assets. The G-SIB equity surcharge provisions, like the rest of Basel III and the Dodd-Frank Act provisions referenced above, are subject to interpretation and implementation by U.S. regulatory authorities.

In June 2012, the Basel Committee published a consultative document proposing principles to be applied by national regulators to apply a new Tier 1 common equity surcharge to certain D-SIBs. Comments were due by Aug. 1, 2012. The consultative document is much less detailed than the G-SIB proposal and does not, for example, specify the amount or potential range of a surcharge. It provides that if a banking institution in a particular country is identified as both a G-SIB and a D-SIB, then the surcharge will be the higher of the applicable G-SIB or D-SIB surcharge. Because of the generality of the proposal, BNY Mellon is not able to evaluate its potential impact on BNY Mellon at this point.

Our fee-based model enables us to maintain a relatively low risk asset mix, primarily composed of high-quality securities, central bank deposits, liquid placements and predominantly investment grade loans. As a result of our asset mix, we have the flexibility to manage to a lower level of risk-weighted assets over time.

Capital disclosure requirements

In December 2011, the Basel Committee issued a consultative document on the Definition of capital disclosure requirements, which proposes disclosure requirements that aim to improve the transparency and comparability of a bank’s capital base. The consultative document includes the following:

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

60    BNY Mellon

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

In July 2012, the SEC staff released its final report on IFRS. This Final Report will be used by the SEC Commissioners to decide whether and, if so, when and how to incorporate IFRS into the financial reporting system for U.S. companies. The staff has not specifically requested comments on the Final Report. It is expected that the SEC will not make a final decision on IFRS adoption in 2012.

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

The final document is expected to be issued in the first quarter of 2013.

BNY Mellon    61

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

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. See Item 1, “Business – Competition” and Item 1A “Risk Factors – Competition – We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in our 2011 Annual Report.

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

62    BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)
	Quarter ended			Year-to-date
(in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Fee and other revenue
Investment services fees:
Asset servicing	$950	$943	$973	$1,893	$1,890
Issuer services	275	251	365	526	716
Clearing services	309	303	292	612	584
Treasury services	134	136	134	270	268
Total investment services fees	1,668	1,633	1,764	3,301	3,458
Investment management and performance fees	797	745	779	1,542	1,543
Foreign exchange and other trading revenue	180	191	222	371	420
Distribution and servicing	46	46	49	92	102
Financing-related fees	37	44	49	81	92
Investment and other income	48	139	145	187	226
Total fee revenue	2,776	2,798	3,008	5,574	5,841
Net securities gains (losses) – including other-than-temporary impairment	70	73	54	142	32
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	20	33	6	52	(21)
Net securities gains (losses)	50	40	48	90	53
Total fee and other revenue	2,826	2,838	3,056	5,664	5,894
Operations of consolidated investment management funds
Investment income	152	153	171	305	393
Interest of investment management fund note holders	95	110	108	205	220
Income (loss) from consolidated investment management funds	57	43	63	100	173
Net interest revenue
Interest revenue	875	912	887	1,787	1,735
Interest expense	141	147	156	288	306
Net interest revenue	734	765	731	1,499	1,429
Provision for credit losses	(19)	5	-	(14)	-
Net interest revenue after provision for credit losses	753	760	731	1,513	1,429
Noninterest expense
Staff	1,415	1,453	1,463	2,868	2,887
Professional, legal and other purchased services	309	299	301	608	584
Net occupancy	141	147	161	288	314
Software	127	119	121	246	243
Distribution and servicing	103	101	109	204	220
Furniture and equipment	82	86	82	168	166
Sub-custodian	70	70	88	140	156
Business development	71	56	73	127	129
Other	254	220	247	474	476
Amortization of intangible assets	97	96	108	193	216
Merger and integration, litigation and restructuring charges	378	109	63	487	122
Total noninterest expense	3,047	2,756	2,816	5,803	5,513
Income
Income before income taxes	589	885	1,034	1,474	1,983
Provision for income taxes	93	254	277	347	556
Net income	496	631	757	1,127	1,427
Net (income) loss attributable to noncontrolling interests (includes $(29), $(11), $(21), $(40) and $(65) related to consolidated investment management funds, respectively)	(30)	(12)	(22)	(42)	(67)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$466	$619	$735	$1,085	$1,360

BNY Mellon    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Reconciliation of net income to the net income applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended			Year-to-date
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$496	$631	$757	$1,127	$1,427
Net (income) loss attributable to noncontrolling interests	(30)	(12)	(22)	(42)	(67)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	466	619	735	1,085	1,360
Less: Earnings allocated to participating securities	7	8	8	15	14
Change in the excess of redeemable value over the fair value of noncontrolling interests	1	(6)	-	(5)	6
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per share	$458	$617	$727	$1,075	$1,340

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Year-to-date
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic	1,181,350	1,193,931	1,230,406	1,187,649	1,232,232
Common stock equivalents	9,414	8,688	9,318	9,263	10,138
Less: Participating securities	(7,779)	(7,061)	(6,014)	(7,648)	(6,354)
Diluted	1,182,985	1,195,558	1,233,710	1,189,264	1,236,016

Anti-dilutive securities (a)	94,650	94,498	88,938	93,315	86,988

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended			Year-to-date
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic	$0.39	$0.52	$0.59	$0.91	$1.09
Diluted	$0.39	$0.52	$0.59	$0.90	$1.08

(a)	Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(b)	Basic and diluted earnings per share under the two-class method are determined on the net income reported on the income statement less earnings allocated to participating securities, and the change in the excess of redeemable value over the fair value of noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)
	Quarter ended			Year-to-date
(in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$496	$631	$757	$1,127	$1,427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during the period	(265)	172	121	(93)	359
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	197	237	159	434	294
Reclassification adjustment	(35)	(24)	(28)	(59)	(30)
Total unrealized gain (loss) on assets available-for-sale	162	213	131	375	264
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	24	27	17	51	34
Total defined benefit plans	24	27	17	51	34
Net unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during the period	6	-	(1)	6	(1)
Reclassification adjustment	(6)	3	1	(3)	1
Total unrealized gain (loss) on cash flow hedges	-	3	-	3	-
Total other comprehensive income (loss), net of tax (a)	(79)	415	269	336	657
Net (income) loss attributable to noncontrolling interests	(30)	(12)	(22)	(42)	(67)
Other comprehensive (income) loss attributable to noncontrolling interests	28	(17)	(17)	11	(53)
Net comprehensive income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation	$415	$1,017	$987	$1,432	$1,964
(a)	Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(51) million for the quarter ended June 30, 2012, $398 million for the quarter ended March 31, 2012, $252 million for the quarter ended June 30, 2011, $347 million for the six months ended June 30, 2012 and $604 million for the six months ended June 30, 2011.

BNY Mellon    65

Notes to Consolidated Financial Statements (continued)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	June 30, 2012	Dec. 31, 2011
Assets
Cash and due from:
Banks	$4,522	$4,175
Interest-bearing deposits with the Federal Reserve and other central banks	76,243	90,243
Interest-bearing deposits with banks	39,743	36,321
Federal funds sold and securities purchased under resale agreements	8,543	4,510
Securities:
Held-to-maturity (fair value of $8,869 and $3,540)	8,794	3,521
Available-for-sale	84,540	78,467
Total securities	93,334	81,988
Trading assets	6,909	7,861
Loans	45,431	43,979
Allowance for loan losses	(362)	(394)
Net loans	45,069	43,585
Premises and equipment	1,711	1,681
Accrued interest receivable	628	660
Goodwill	17,909	17,904
Intangible assets	4,962	5,152
Other assets (includes $1,410 and $1,848, at fair value)	19,755	19,839
Subtotal assets of operations	319,328	313,919
Assets of consolidated investment management funds, at fair value:
Trading assets	10,399	10,751
Other assets	556	596
Subtotal assets of consolidated investment management funds, at fair value	10,955	11,347
Total assets	$330,283	$325,266
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$76,933	$95,335
Interest-bearing deposits in U.S. offices	49,956	41,231
Interest-bearing deposits in Non-U.S. offices	94,255	82,528
Total deposits	221,144	219,094
Federal funds purchased and securities sold under repurchase agreements	9,162	6,267
Trading liabilities	6,940	8,071
Payables to customers and broker-dealers	13,305	12,671
Commercial paper	1,564	10
Other borrowed funds	1,374	2,174
Accrued taxes and other expenses	5,969	6,235
Other liabilities (includes allowance for lending related commitments of $105 and $103, also includes $455 and $382, at fair value)	6,114	6,525
Long-term debt (includes $339 and $326, at fair value)	19,536	19,933
Subtotal liabilities of operations	285,108	280,980
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	9,752	10,053
Other liabilities	38	32
Subtotal liabilities of consolidated investment management funds, at fair value	9,790	10,085
Total liabilities	294,898	291,065
Temporary equity
Redeemable noncontrolling interest	130	114
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 preferred shares; issued 5,001 and - shares	500	—
Common stock – par value $0.01 per share; authorized 3,500,000,000 common shares; issued 1,251,527,230 and 1,249,061,305 shares	12	12
Additional paid-in capital	23,366	23,185
Retained earnings	13,588	12,812
Accumulated other comprehensive loss, net of tax	(1,280)	(1,627)
Less: Treasury stock of 70,229,278 and 39,386,698 common shares, at cost	(1,653)	(965)
Total The Bank of New York Mellon Corporation shareholders’ equity	34,533	33,417
Non-redeemable noncontrolling interests of consolidated investment management funds	722	670
Total permanent equity	35,255	34,087
Total liabilities, temporary equity and permanent equity	$330,283	$325,266

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2012	2011
Operating activities
Net income	$1,127	$1,427
Net (income) attributable to noncontrolling interests	(42)	(67)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	1,085	1,360
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(14)	-
Depreciation and amortization	598	366
Deferred tax (benefit) expense	(285)	251
Net securities (gains) and venture capital (income)	(95)	(74)
Change in trading activities	(179)	36
Change in accruals and other, net	(736)	(942)
Net cash provided by operating activities	374	997
Investing activities
Change in interest-bearing deposits with banks	(3,502)	(8,684)
Change in interest-bearing deposits with Federal Reserve and other central banks	14,000	(37,729)
Change in loans	(1,424)	(4,702)
Purchases of securities held-to-maturity	(3,123)	(833)
Paydowns of securities held-to-maturity	189	99
Maturities of securities held-to-maturity	403	505
Purchases of securities available-for-sale	(24,126)	(12,885)
Sales of securities available-for-sale	5,577	5,315
Paydowns of securities available-for-sale	4,784	4,451
Maturities of securities available-for-sale	5,447	2,774
Sales of loans and other real estate	160	362
Change in federal funds sold and securities purchased under resale agreements	(4,034)	120
Change in seed capital investments	(2)	228
Purchases of premises and equipment/capitalized software	(276)	(367)
Acquisitions, net cash	(4)	(20)
Proceeds from the sale of premises and equipment	5	5
Other, net	133	(663)
Net cash (used for) investing activities	(5,793)	(52,024)
Financing activities
Change in deposits	2,373	50,576
Change in federal funds purchased and securities sold under repurchase agreements	2,895	1,970
Change in payables to customers and broker-dealers	634	1,550
Change in other borrowed funds	(773)	(1,084)
Change in commercial paper	1,554	26
Net proceeds from the issuance of long-term debt	1,264	1,199
Repayments of long-term debt	(1,714)	(748)
Proceeds from the exercise of stock options	6	16
Issuance of common stock	13	12
Issuance of preferred stock	500	-
Treasury stock acquired	(687)	(333)
Common cash dividends paid	(314)	(274)
Other, net	30	(10)
Net cash provided by financing activities	5,781	52,900
Effect of exchange rate changes on cash	(15)	12
Change in cash and due from banks
Change in cash and due from banks	347	1,885
Cash and due from banks at beginning of period	4,175	3,675
Cash and due from banks at end of period	$4,522	$5,560
Supplemental disclosures
Interest paid	$292	$347
Income taxes paid	460	249
Income taxes refunded	7	168

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
Balance at Dec. 31, 2011	$-	$12	$23,185	$12,812	$(1,627)	$(965)	$670	$34,087	(a)	$114
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	-		24
Redemption of subsidiary shares from noncontrolling interests	-	-	-	-	-	-	-	-		(4)
Other net changes in noncontrolling interests	-	-	(5)	5	-	-	23	23		(6)
Net income	-	-	-	1,085	-	-	40	1,125		2
Other comprehensive income	-	-	-	-	347	-	(11)	336		-
Dividends on common stock at $0.26 per share	-	-	-	(314)	-	-	-	(314)		-
Repurchase of common stock	-	-	-	-	-	(687)	-	(687)		-
Common stock issued under:
Employee benefit plans	-	-	15	-	-	-	-	15		-
Direct stock purchase and dividend reinvestment plan	-	-	10	-	-	-	-	10		-
Preferred stock issued	500	-	-	-	-	-	-	500		-
Stock awards and options exercised	-	-	161	-	-	(1)	-	160		-
Balance at June 30, 2012	$500	$12	$23,366	$13,588	$(1,280)	$(1,653)	$722	$35,255	(a)	$130
(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $33,417 million at Dec. 31, 2011 and $34,533 million at June 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

68    BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Note 2 – Accounting changes and new accounting guidance

ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This ASU also requires the disclosure of the level of the fair value hierarchy for financial instruments not reported at fair value on the balance sheet. This ASU did not impact our results of operations. See Note 14 “Fair value measurement” for the disclosures.

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

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

income and its components. The ASU did not change the components of other comprehensive income. This ASU did not impact our results of operations. BNY Mellon adopted the two-statement approach. See the Consolidated Comprehensive Income Statement and Note 13 “Other comprehensive income” for the disclosures.

ASU 2011- 08 - Testing Goodwill for Impairment

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

Note 3 – Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $1 million in the second quarter of 2012 and $4 million in the first six months of 2012.

At June 30, 2012, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $3 million to $35 million over the next two years.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2012 and Dec. 31, 2011.

Securities at June 30, 2012		Gross
	Amortized	unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$13,915	$555	$-	$14,470
U.S. Government agencies	1,066	31	-	1,097
State and political subdivisions	5,561	78	37	5,602
Agency RMBS	32,262	774	4	33,032
Alt-A RMBS	267	16	25	258
Prime RMBS	816	2	54	764
Subprime RMBS	555	3	136	422
Other RMBS	2,654	9	176	2,487
Commercial MBS	3,269	123	72	3,320
Asset-backed CLOs	1,103	2	25	1,080
Other asset-backed securities	1,182	10	3	1,189
Foreign covered bonds	3,870	60	2	3,928
Corporate bonds	1,571	59	2	1,628
Other debt securities	10,980	301	1	11,280	(a)
Equity securities	24	4	-	28
Money market funds	918	-	-	918
Alt-A RMBS (b)	1,677	213	27	1,863
Prime RMBS (b)	956	111	8	1,059
Subprime RMBS (b)	112	6	3	115
Total securities available-for-sale	82,758	2,357	575	84,540
Held-to-maturity:
U.S. Treasury	862	60	-	922
State and political subdivisions	79	3	-	82
Agency RMBS	6,336	79	6	6,409
Alt-A RMBS	126	6	12	120
Prime RMBS	108	1	6	103
Subprime RMBS	28	-	3	25
Other RMBS	1,226	39	83	1,182
Commercial MBS	26	-	3	23
Other securities	3	-	-	3
Total securities held-to-maturity	8,794	188	113	8,869
Total securities	$91,552	$2,545	$688	$93,409
(a)	Includes $9.0 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Securities at Dec. 31, 2011	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$16,814	$514	$2	$17,326
U.S. Government agencies	932	26	-	958
State and political subdivisions	2,724	62	47	2,739
Agency RMBS	26,232	575	11	26,796
Alt-A RMBS	306	9	42	273
Prime RMBS	916	1	102	815
Subprime RMBS	606	2	190	418
Other RMBS	1,133	-	230	903
Commercial MBS	3,327	89	77	3,339
Asset-backed CLOs	1,480	1	37	1,444
Other asset-backed securities	527	8	3	532
Foreign covered bonds	2,410	18	3	2,425
Corporate bonds	1,696	47	5	1,738
Other debt securities	14,320	292	33	14,579	(a)
Equity securities	26	4	-	30
Money market funds	973	-	-	973
Alt-A RMBS (b)	1,790	157	68	1,879
Prime RMBS (b)	1,090	106	21	1,175
Subprime RMBS (b)	122	6	3	125
Total securities available-for-sale	77,424	1,917	874	78,467
Held-to-maturity:
U.S. Treasury	813	53	-	866
State and political subdivisions	100	3	-	103
Agency RMBS	658	39	-	697
Alt-A RMBS	153	4	19	138
Prime RMBS	121	-	10	111
Subprime RMBS	28	-	3	25
Other RMBS	1,617	47	93	1,571
Commercial MBS	28	-	2	26
Other securities	3	-	-	3
Total securities held-to-maturity	3,521	146	127	3,540
Total securities	$80,945	$2,063	$1,001	$82,007
(a)	Includes $13.1 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Net securities gains (losses)

(in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Realized gross gains	$122	$62	$67	$184	$86
Realized gross losses	(5)	-	(11)	(5)	(20)
Recognized gross impairments	(67)	(22)	(8)	(89)	(13)
Total net securities gains (losses)	$50	$40	$48	$90	$53

Temporarily impaired securities

At June 30, 2012, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at June 30, 2012	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	value	losses	value	losses	value	losses
Available-for-sale:
State and political subdivisions	$1,659	$7	$165	$30	$1,824	$37
Agency RMBS	2,657	3	118	1	2,775	4
Alt-A RMBS	92	7	48	18	140	25
Prime RMBS	99	7	489	47	588	54
Subprime RMBS	26	11	375	125	401	136
Other RMBS	663	5	697	171	1,360	176
Commercial MBS	180	1	433	71	613	72
Asset-backed CLOs	783	13	111	12	894	25
Other asset-backed securities	435	1	8	2	443	3
Foreign covered bonds	429	2	13	-	442	2
Corporate bonds	36	2	-	-	36	2
Other debt securities	1,044	1	17	-	1,061	1
Alt-A RMBS (a)	282	15	95	12	377	27
Prime RMBS (a)	159	7	23	1	182	8
Subprime RMBS (a)	31	3	-	-	31	3
Total securities available-for-sale	$8,575	$85	$2,592	$490	$11,167	$575
Held-to-maturity:
Agency RMBS	$1,652	$6	$-	$-	$1,652	$6
Alt-A RMBS	25	2	39	10	64	12
Prime RMBS	-	-	55	6	55	6
Subprime RMBS	-	-	25	3	25	3
Other RMBS	60	2	468	81	528	83
Commercial MBS	-	-	23	3	23	3
Total securities held-to-maturity	$1,737	$10	$610	$103	$2,347	$113
Total temporarily impaired securities	$10,312	$95	$3,202	$593	$13,514	$688
(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Temporarily impaired securities at Dec. 31, 2011	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	value	losses	value	losses	value	losses
Available-for-sale:
U.S. Treasury	$118	$2	$-	$-	$118	$2
State and political subdivisions	483	2	157	45	640	47
Agency RMBS	3,844	10	140	1	3,984	11
Alt-A RMBS	132	16	69	26	201	42
Prime RMBS	324	25	447	77	771	102
Subprime RMBS	-	-	400	190	400	190
Other RMBS	5	4	895	226	900	230
Commercial MBS	340	2	495	75	835	77
Asset-backed CLOs	1,143	26	211	11	1,354	37
Other asset-backed securities	60	1	18	2	78	3
Foreign covered bonds	368	1	406	2	774	3
Corporate bonds	254	5	-	-	254	5
Other debt securities	2,613	7	54	26	2,667	33
Alt-A RMBS (a)	595	53	29	15	624	68
Prime RMBS (a)	437	21	-	-	437	21
Subprime RMBS (a)	50	3	-	-	50	3
Total securities available-for-sale	$10,766	$178	$3,321	$696	$14,087	$874
Held-to-maturity:
Alt-A RMBS	$69	$3	$42	$16	$111	$19
Prime RMBS	-	-	56	10	56	10
Subprime RMBS	-	-	25	3	25	3
Other RMBS	107	2	573	91	680	93
Commercial MBS	-	-	26	2	26	2
Total securities held-to-maturity	$176	$5	$722	$122	$898	$127
Total temporarily impaired securities	$10,942	$183	$4,043	$818	$14,985	$1,001
(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at June 30, 2012.

Investment securities portfolio	U.S. Treasury		U.S. Government agency		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield(a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$174	0.65%	$-	-%	$110	1.53%	$3,268	1.09%	$-	-%	$3,552
Over 1 through 5 years	9,180	0.95	1,011	1.62	2,397	1.58	10,984	1.45	-	-	23,572
Over 5 through 10 years	1,868	2.91	86	2.06	2,548	3.10	2,406	2.83	-	-	6,908
Over 10 years	3,248	3.13	-	-	547	4.15	178	2.48	-	-	3,973
Mortgage-backed securities	-	-	-	-	-	-	-	-	43,320	2.92	43,320
Asset-backed securities	-	-	-	-	-	-	-	-	2,269	1.72	2,269
Equity securities (b)	-	-	-	-	-	-	-	-	946	-	946
Total	$14,470	1.69%	$1,097	1.65%	$5,602	2.52%	$16,836	1.59%	$46,535	2.80%	$84,540
Securities held-to-maturity:
One year or less	$-	-%	$-	-%	$1	6.87%	$3	0.07%	$-	-%	$4
Over 1 through 5 years	559	1.82	-	-	-	-	-	-	-	-	559
Over 5 through 10 years	363	2.66	-	-	31	6.59	-	-	-	-	394
Over 10 years	-	-	-	-	50	6.55	-	-	-	-	50
Mortgage-backed securities	-	-	-	-	-	-	-	-	7,862	2.99	7,862
Total	$922	2.15%	$-	-%	$82	6.57%	$3	0.07%	$7,862	2.99%	$8,869
(a)	Yields are based upon the amortized cost of securities.
(b)	Includes money market funds.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS at June 30, 2012 and Dec. 31, 2011.

Projected weighted-average default rates and severities
	June 30, 2012		Dec. 31, 2011
	Default Rate	Severity	Default Rate	Severity
Alt-A	43%	57%	44%	57%
Subprime	62%	72%	63%	73%
Prime	24%	43%	25%	43%

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

The following table provides pre-tax net securities gains (losses) by type.

Net securities gains				Year-to-date
(in millions)	2Q12	1Q12	2Q11	2012	2011
U.S. Treasury	$44	$38	$41	$82	$41
Sovereign debt	61	7	-	68	-
FDIC-insured debt	-	10	-	10	-
Corporate bonds	7	2	-	9	-
Prime RMBS	(1)	(1)	-	(2)	9
Alt-A RMBS	(3)	(10)	(1)	(13)	4
Trust preferred	(18)	-	-	(18)	-
European floating rate notes	(22)	(1)	(12)	(23)	(15)
Subprime RMBS	(23)	(3)	(6)	(26)	(12)
Agency RMBS	-	-	8	-	8
Other	5	(2)	18	3	18
Net securities gains (losses)	$50	$40	$48	$90	$53

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

Debt securities credit loss roll forward (in millions)		2Q12	2Q11

Beginning balance as of March 31		$266	$183
Add:	Initial OTTI credit losses	38	7
	Subsequent OTTI credit losses	29	1
Less:	Realized losses for securities sold / consolidated	-	4
Ending balance as of June 30		$333	$187

Debt securities credit loss roll forward (in millions)		Year-to-date
		2012	2011
Beginning balance as of Jan. 1		$253	$182
Add:	Initial OTTI credit losses	49	9
	Subsequent OTTI credit losses	39	4
Less:	Realized losses for securities sold / consolidated	8	8
Ending balance as of June 30		$333	$187

Note 5 – Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at June 30, 2012 and Dec. 31, 2011.

Loans (in millions)	June 30, 2012	Dec. 31, 2011
Domestic:
Financial institutions	$4,835	$4,606
Commercial	814	752
Wealth management loans and mortgages	7,916	7,342
Commercial real estate	1,595	1,449
Lease financings (a)	1,505	1,558
Other residential mortgages	1,773	1,923
Overdrafts	2,750	2,958
Other	599	623
Margin loans	13,462	12,760
Total domestic	35,249	33,971
Foreign:
Financial institutions	5,681	6,538
Commercial	573	528
Lease financings (a)	1,023	1,051
Other (primarily overdrafts)	2,905	1,891
Total foreign	10,182	10,008
Total loans	$45,431	$43,979
(a)	Net of unearned income on domestic and foreign lease financings of $1,225 million at June 30, 2012 and $1,343 million at Dec. 31, 2011.

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

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended June 30, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$97	$33	$53	$62	$34	$165	$-		$50	$494
Charge-offs	-	-	(4)	-	-	(7)	-		-	(11)
Recoveries	1	-	-	-	-	2	-		-	3
Net (charge-offs) recoveries	1	-	(4)	-	-	(5)	-		-	(8)
Provision	5	-	(10)	(6)	(8)	(7)	-		7	(19)
Ending balance	$103	$33	$39	$56	$26	$153	$-		$57	$467
Allowance for:
Loans losses	$42	$23	$18	$56	$21	$153	$-		$49	$362
Unfunded commitments	61	10	21	-	5	-	-		8	105

Individually evaluated for impairment:
Loan balance	$62	$29	$3	$-	$31	$-	$-		$9	$134
Allowance for loan losses	16	6	-	-	7	-	-		5	34

Collectively evaluated for impairment:
Loan balance	$752	$1,566	$4,832	$1,505	$7,885	$1,773	$16,811	(a)	$10,173	$45,297
Allowance for loan losses	26	17	18	56	14	153	-		44	328
(a)	Includes $2,750 million of domestic overdrafts, $13,462 million of margin loans and $599 million of other loans at June 30, 2012.

Allowance for credit losses activity for the quarter ended March 31, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$91	$34	$63	$66	$29	$156	$-		$58	$497
Charge-offs	-	-	-	-	-	(10)	-		-	(10)
Recoveries	-	-	-	-	-	2	-		-	2
Net (charge-offs) recoveries	-	-	-	-	-	(8)	-		-	(8)
Provision	6	(1)	(10)	(4)	5	17	-		(8)	5
Ending balance	$97	$33	$53	$62	$34	$165	$-		$50	$494
Allowance for:
Loans losses	$36	$22	$30	$62	$29	$165	$-		$42	$386
Unfunded commitments	61	11	23	-	5	-	-		8	108

Individually evaluated for impairment:
Loan balance	$66	$38	$14	$-	$31	$-	$-		$10	$159
Allowance for loan losses	17	6	5	-	7	-	-		3	38

Collectively evaluated for impairment:
Loan balance	$697	$1,403	$4,881	$1,518	$7,281	$1,854	$15,964	(a)	$9,271	$42,869
Allowance for loan losses	19	16	25	62	22	165	-		39	348
(a)	Includes $1,971 million of domestic overdrafts, $13,144 million of margin loans and $849 million of other loans at March 31, 2012.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2011					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$100	$34	$17	$93	$29	$213	$2		$66	$554
Charge-offs	(4)	(1)	(1)	-	-	(9)	-		(6)	(21)
Recoveries	1	-	1	-	-	-	-		-	2
Net (charge-offs) recoveries	(3)	(1)	-	-	-	(9)	-		(6)	(19)
Provision	(1)	(6)	7	(2)	2	(4)	(2)		6	-
Ending balance	$96	$27	$24	$91	$31	$200	$-		$66	$535
Allowance for:
Loans losses	$42	$21	$4	$91	$25	$200	$-		$58	$441
Unfunded commitments	54	6	20	-	6	-	-		8	94

Individually evaluated for impairment:
Loan balance	$31	$28	$3	$-	$28	$-	$-		$13	$103
Allowance for loan losses	13	3	-	-	5	-	-		6	27

Collectively evaluated for impairment:
Loan balance	$823	$1,443	$5,506	$1,562	$6,790	$2,080	$14,746	(a)	$9,094	$42,044
Allowance for loan losses	29	18	4	91	20	200	-		52	414

(a) Includes $4,629 million of domestic overdrafts, $9,520 million of margin loans and $597 million of other loans at June 30, 2011.

Allowance for credit losses activity for the six months ended June 30, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$91	$34	$63	$66	$29	$156	$-	$58	$497
Charge-offs	-	-	(4)	-	-	(16)	-	-	(20)
Recoveries	1	-	-	-	-	3	-	-	4
Net (charge-offs) recoveries	1	-	(4)	-	-	(13)	-	-	(16)
Provision	11	(1)	(20)	(10)	(3)	10	-	(1)	(14)
Ending balance	$103	$33	$39	$56	$26	$153	$-	$57	$467

Allowance for credit losses activity for the six months ended June 30, 2011					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financing	management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1	$60	$571
Charge-offs	(4)	(4)	(1)	-	-	(25)	-	(6)	(40)
Recoveries	2	-	2	-	-	-	-	-	4
Net (charge-offs) recoveries	(2)	(4)	1	-	-	(25)	-	(6)	(36)
Provision	5	(9)	12	1	(10)	(10)	(1)	12	-
Ending balance	$96	$27	$24	$91	$31	$200	$-	$66	$535

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	June 30, 2012	March 31, 2012	Dec. 31, 2011
Loans:
Other residential mortgages	$177	$188	$203
Wealth management	35	35	32
Commercial	31	32	21
Commercial real estate	30	39	40
Foreign	9	10	10
Financial institutions	3	14	23
Total nonperforming loans	$285	$318	$329
Other assets owned	9	13	12
Total nonperforming assets (a)	$294	$331	$341
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $155 million at June 30, 2012, $180 million at March 31, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At June 30, 2012, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	2Q12	1Q12	2Q11	YTD12	YTD11
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$-	$1	$2	$1

Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire year	$5	$5	$5	$10	$10

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	June 30, 2012		March 31, 2012		June 30, 2011
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$64	$1	$46	$1	$28	$-
Commercial real estate	31	-	35	-	18	-
Financial institutions	6	-	16	-	4	-
Wealth management loans and mortgages	28	-	28	-	39	1
Foreign	10	-	10	-	10	-
Total impaired loans with an allowance	139	1	135	1	99	1
Impaired loans without an allowance:
Commercial	-	-	-	-	2	-
Commercial real estate	3	-	3	-	14	-
Financial institutions	2	-	3	-	-	-
Wealth management loans and mortgages	3	-	3	-	2	-
Total impaired loans without an allowance (a)	8	-	9	-	18	-
Total impaired loans	$147	$1	$144	$1	$117	$1

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	June 30, 2012		June 30, 2011
(in millions)	Average recorded investment	Interest income recognized	Average recorded Investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$51	$2	$28	$-
Commercial real estate	32	-	21	-
Financial institutions	11	-	4	-
Wealth management loans and mortgages	28	-	43	1
Foreign	10	-	9	-
Total impaired loans with an allowance	132	2	105	1
Impaired loans without an allowance:
Commercial	-	-	2	-
Commercial real estate	3	-	16	-
Financial institutions	2	-	-	-
Wealth management loans and mortgages	3	-	1	-
Total impaired loans without an allowance (a)	8	-	19	-
Total impaired loans	$140	$2	$124	$1

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	June 30, 2012			Dec. 31, 2011
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial (a)	$62	$66	$16	$26	$31	$9
Commercial real estate	27	28	6	35	41	7
Financial institutions	1	1	-	21	21	7
Wealth management loans and mortgages	28	28	7	27	27	5
Foreign	9	17	5	10	18	4
Total impaired loans with an allowance	127	140	34	119	138	32
Impaired loans without an allowance:
Commercial	-	-	N/A	-	-	N/A
Commercial real estate	2	2	N/A	3	3	N/A
Financial institutions	2	9	N/A	3	9	N/A
Wealth management loans and mortgages	3	3	N/A	3	3	N/A
Total impaired loans without an allowance (b)	7	14	N/A	9	15	N/A
Total impaired loans (c)	$134	$154	$34	$128	$153	$32
(a)	The allowance for impaired loans is included in the allowance for loan losses.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(c)	Excludes an aggregate of $2 million of impaired loans in amounts individually less than $1 million at both June 30, 2012 and Dec. 31, 2011. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2012 and Dec. 31, 2011.

N/A –  Not applicable.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	June 30, 2012				Dec. 31, 2011
	Days past due			Total	Days past due			Total
(in millions)	30-59	60-89	>90	past due	30-59	60-89	>90	past due
Domestic:
Wealth management loans and mortgages	$49	$21	$-	$70	$89	$3	$-	$92
Other residential mortgages	31	6	11	48	36	10	13	59
Financial institutions	19	-	-	19	36	-	-	36
Commercial	-	-	-	-	60	7	-	67
Commercial real estate	7	1	-	8	47	9	-	56
Total domestic	106	28	11	145	268	29	13	310
Foreign	-	-	-	-	-	-	-	-
Total past due loans	$106	$28	$11	$145	$268	$29	$13	$310

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

The following table presents TDRs that occurred during the second quarter of 2012.

TDRs during the second quarter of 2012
		Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre- modification	Post- modification
Other residential mortgages	52	$15	$16
Commercial	1	4	4
Total TDRs	53	$19	$20

Other residential mortgages

The modifications of the other residential mortgage loans consisted of reducing the stated interest rate and in certain cases, extending the maturity date. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Commercial

The modification of the commercial loan and unfunded lending-related commitment consisted of changing the maturity date of the loan. The difference between the book value and the market price of the loan is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were six residential mortgage loans and one wealth management loan that had been restructured in a TDR during the previous 12 months and have subsequently defaulted during the second quarter of 2012. The total recorded investment of these loans was $2 million.

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

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Commercial loan portfolio

Commercial loan portfolio—Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Investment grade	$1,018	$906	$1,113	$1,062	$8,899	$9,643
Non investment grade	369	374	482	387	1,617	1,501
Total	$1,387	$1,280	$1,595	$1,449	$10,516	$11,144

The commercial loan portfolio is divided into investment grade and noninvestment grade categories based on rating criteria largely consistent with those of the public rating agencies. Each customer in the portfolio is assigned an internal rating grade. These internal rating grades are generally consistent with the ratings categories of the public rating agencies. Customers with ratings consistent with BBB- (S&P)/Baa3 (Moody’s) or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be noninvestment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	June 30, 2012	Dec. 31, 2011
Wealth management loans:
Investment grade	$3,905	$3,450
Noninvestment grade	109	111
Wealth management mortgages	3,902	3,781
Total	$7,916	$7,342

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. In the wealth management portfolio, 1% of the mortgages were past due at June 30, 2012.

At June 30, 2012, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York – 23%; California – 18%; Massachusetts – 17%; Florida – 8%; and other – 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,773 million at June 30, 2012 and $1,923 million at Dec. 31, 2011. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2012 are $542 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2012, the purchased loans in this portfolio had a weighted-average original loan-to-value ratio of 75% and 29% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,655 million at June 30, 2012 and $4,849 million at Dec. 31, 2011. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Margin loans

We had $13,462 million of secured margin loans on our balance sheet at June 30, 2012 compared with $12,760 million at Dec. 31, 2011. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

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

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. In the second quarter of 2012, BNY Mellon conducted an annual goodwill impairment test on all seven reporting units. The estimated fair value of the seven reporting units exceeded the carrying value and no goodwill impairment was recognized.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	13	(7)	-	6
Other (a)	-	(11)	10	(1)
Balance at June 30, 2012	$9,386	$8,473	$50	$17,909
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services(a)	Other(a)	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,515	$168	$18,042
Foreign exchange translation	64	82	-	146
Other (b)	7	(4)	-	3
Balance at June 30, 2011	$9,430	$8,593	$168	$18,191
(a)	Includes the reclassification of goodwill associated with the Shareowner Services business from Investment Services to the other segment.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(96)	(97)	-	(193)
Foreign exchange translation	4	(1)	-	3
Other (a)	-	(1)	1	-
Balance at June 30, 2012	$2,290	$1,823	$849	$4,962
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services (a)	Other (a)	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,113	$991	$5,696
Acquisitions	-	12	-	12
Amortization	(108)	(100)	(8)	(216)
Foreign exchange translation	16	10	-	26
Impairment	-	(6)	-	(6)
Other (b)	-	2	-	2
Balance at June 30, 2011	$2,500	$2,031	$983	$5,514
(a)	Includes the reclassification of intangible assets associated with the Shareowner Services business from Investment Services to the Other segment.
(b)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2012				Dec. 31, 2011
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships - Investment Management	$2,093	$(1,267)	$826	12 yrs.	$920
Customer contracts - Investment Services	2,348	(925)	1,423	13	1,517
Other	131	(101)	30	5	36
Total subject to amortization	4,572	(2,293)	2,279	13 yrs.	2,473
Not subject to amortization: (a)
Trade name	1,367	N/A	1,367	N/A	1,366
Customer relationships	1,316	N/A	1,316	N/A	1,313
Total not subject to amortization	2,683	N/A	2,683	N/A	2,679
Total intangible assets	$7,255	$(2,293)	$4,962	N/A	$5,152
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable.

Estimated annual amortization expense for current

intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2012	$385
2013	334
2014	298
2015	266
2016	238

Note 7 – Other assets

Other assets	June 30,	Dec. 31,
(in millions)	2012	2011
Accounts receivable	$4,286	$4,208
Corporate/bank owned life insurance	4,260	4,216
Equity in joint ventures and other investments (a)	2,748	2,677
Income taxes receivable	2,681	2,573
Fails to deliver	1,277	961
Fair value of hedging derivatives	1,232	1,600
Software	1,046	986
Prepaid expenses	605	784
Due from customers on acceptances	355	321
Prepaid pension assets	176	144
Other	1,089	1,369
Total other assets	$19,755	$19,839
(a)	Includes Federal Reserve Bank stock of $434 million and $429 million, respectively, at cost.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors; as part of that activity, we make seed capital investments in certain funds. BNY Mellon also holds private equity investments, which consist of investments in private equity funds, mezzanine financings and direct equity investments. Seed capital and private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments.

The fair value of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments.

Seed capital and private equity investments valued using NAV

	June 30, 2012					Dec. 31, 2011
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption Frequency	Redemption notice Period		Fair Value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$16	$-	Monthly-quarterly	3-45 days		$9	$-	Monthly-quarterly	3-45 days
Private equity funds (b)	107	22	N/A	N/A		122	24	N/A	N/A
Other funds (c)	115	18	Monthly-yearly	(c	)	63	-	Monthly-yearly	(c	)
Total	$238	$40				$194	$24

(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds. Redemption notice periods vary by fund.

N/A – Not applicable.

Note 8 – Net interest revenue

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest revenue
Non-margin loans	$169	$169	$171	$338	$342
Margin loans	42	42	32	84	59
Securities:
Taxable	484	503	483	987	956
Exempt from federal income taxes	20	15	8	35	13
Total securities	504	518	491	1,022	969
Deposits in banks	93	114	144	207	272
Deposits with the Federal Reserve and other central banks	39	43	27	82	43
Federal funds sold and securities purchased under resale agreements	9	9	5	18	11
Trading assets	19	17	17	36	39
Total interest revenue	875	912	887	1,787	1,735
Interest expense
Deposits	43	43	68	86	116
Federal funds purchased and securities sold under repurchase agreements	-	-	1	-	2
Trading liabilities	6	4	9	10	22
Other borrowed funds	6	5	5	11	12
Customer payables	2	2	1	4	3
Long-term debt	84	93	72	177	151
Total interest expense	141	147	156	288	306
Net interest revenue	$734	$765	$731	$1,499	$1,429

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Note 9 – Employee benefit plans

The components of net periodic benefit cost are as follows:

Net periodic benefit cost (credit)	Quarter ended
	June 30, 2012			March 31, 2012			June 30, 2011
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$15	$8	$1	$15	$8	$1	$16	$8	$1
Interest cost	42	9	3	42	9	3	44	9	3
Expected return on assets	(68)	(12)	(2)	(68)	(12)	(2)	(71)	(11)	(2)
Other	38	3	3	38	3	3	23	4	2
Net periodic benefit cost	$27	$8	$5	$27	$8	$5	$12	$10	$4

Net periodic benefit cost (credit)	Year-to-date
	June 30, 2012			June 30, 2011
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$30	$16	$2	$32	$16	$2
Interest cost	84	18	6	88	17	6
Expected return on assets	(136)	(24)	(4)	(141)	(22)	(4)
Other	76	6	6	46	8	4
Net periodic benefit cost	$54	$16	$10	$25	$19	$8

Note 10 – Restructuring charges

Operational excellence initiatives

In the fourth quarter of 2011, we announced our operational excellence initiatives which include an expense reduction initiative that was expected to impact approximately 1,500 positions or approximately 3% of our global workforce, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. In 2011, we recorded a pre-tax restructuring charge of $107 million related to the operational excellence initiatives. The aggregate restructuring charge is included in the merger and integration, litigation and restructuring charges expense category on the income statement.

The following table presents the activity in the restructuring reserve related to the operational excellence initiatives through June 30, 2012.

Operational excellence initiatives 2011 –

restructuring charge reserve activity

(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Additional charges (recovery)	(2)	-	(2)
Utilization	(14)	(29)	(43)
Balance at March 31, 2012	62	-	62
Utilization	(11)	-	(11)
Balance at June 30, 2012	$51	$-	$51

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Operational excellence initiatives 2011 – restructuring charge (recovery) by business			Total
(in millions)	2Q12	1Q12	charges since inception
Investment Management	$4	$-	$21
Investment Services	-	(2)	39
Other segment (including
Business Partners)	(4)	-	45
Total restructuring charge (recovery)	$-	$(2)	$105

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Global location strategy

BNY Mellon continues to execute its global location strategy. This strategy includes migrating positions to our global growth centers and was expected to result in moving and/or eliminating approximately 2,400 positions. Severance payments related to these positions are primarily paid over the salary continuance period in accordance with the separation plan. In 2009, we recorded a pre-tax restructuring charge of $139 million related to this strategy. In the second quarter of 2012, we recorded a recovery of $4 million associated with the global location strategy.

The following table presents the activity in the restructuring reserve related to the global location strategy through June 30, 2012.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/ other	Total
Original restructuring charge	$102	$37	$139
Additional charges	7	6	13
Utilization	(96)	(32)	(128)
Balance at March 31, 2012	13	11	24
Additional charges (recovery)	(4)	-	(4)
Utilization	(4)	-	(4)
Balance at June 30, 2012	$5	$11	$16

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Global location strategy 2009 – restructuring charge (recovery) by business
(in millions)	2Q12	1Q12	2Q11	Total charges since inception
Investment Management	$-	$(1)	$2	$54
Investment Services	(4)	(7)	(5)	65
Other segment (including Business Partners)	-	1	(1)	29
Total restructuring charge (recovery)	$(4)	$(7)	$(4)	$148

Note 11 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2012	June 30, 2011
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.4	3.0
Credit for low-income housing investments	(2.3)	(1.6)
Tax-exempt income	(3.3)	(3.7)
Foreign operations	(5.3)	(3.5)
Other – net	(3.0)	(1.2)
Effective tax rate	23.5%	28.0%

Our total tax reserves as of June 30, 2012 were $263 million compared with $261 million at March 31, 2012. If these tax reserves were unnecessary, $263 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of June 30, 2012 is accrued interest, where applicable, of $67 million. The additional tax expense related to interest for the six months ended June 30, 2012 was $8 million compared with $5 million for the six months ended June 30, 2011.

As previously disclosed, on November 10, 2009 BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. The aggregate tax for all of the years in question is approximately $900 million, including interest. BNY Mellon continues to believe the tax treatment of the transaction was consistent with statutory and judicial authority existing at the time of the transaction. The trial was held from April 16 to May 17, 2012. Post-trial briefing is scheduled to conclude Sept. 13, 2012. See Note 17 of the Notes to Consolidated Financial Statements for additional information. The Tax Court could reach a decision within the next 12 months. If there is an adverse decision, BNY Mellon will be required to re-evaluate its uncertain tax position with respect to this matter.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Pursuant to ASC 740 (FASB Interpretation 48), it is reasonably possible the total reserve for uncertain tax positions, could increase within the next 12 months by an amount up to $930 million as a result of the above matter and adjustments related to tax years that are still subject to examination.

As of June 30, 2012, our federal consolidated income tax returns are closed to examination through 2002. Our New York State and New York City returns are closed to examination through 2008. Our United Kingdom income tax returns are closed to examination through 2008.

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2012 and Dec. 31, 2011, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at June 30, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$495	$495
Trading assets	10,399	-	10,399
Other assets	556	-	556
Total assets	$10,955	$495	$11,450
Trading liabilities	9,752	-	9,752
Other liabilities	38	457	495
Total liabilities	$9,790	$457	$10,247
Non-redeemable noncontrolling interests	$722	$-	$722

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2011
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$479	$479
Trading assets	10,751	-	10,751
Other assets	596	-	596
Total assets	$11,347	$479	$11,826
Trading liabilities	10,053	-	10,053
Other liabilities	32	443	475
Total liabilities	$10,085	$443	$10,528
Non-redeemable noncontrolling interests	$670	$-	$670

BNY Mellon voluntarily provided capital support agreements to certain VIEs (see below). With the exception of these agreements, we are not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2012 and Dec. 31, 2011, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

Non-consolidated VIEs at June 30, 2012
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$87	$-	$87

Non-consolidated VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$1	$-	$1
Other	41	-	41
Total	$42	$-	$42

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Consolidated credit supported VIEs

Certain funds have been created solely with securities that are subject to credit support agreements where we have agreed to absorb the majority of loss. Accordingly, these funds have been consolidated into BNY Mellon and have affected the following financial statement items at June 30, 2012 and Dec. 31, 2011.

Consolidated credit supported VIEs at June 30, 2012
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$9	$-	$9
Other	-	18	1
Total	$9	$18	$10

Consolidated credit supported VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$14	$-	$14
Other	-	22	10
Total	$14	$22	$24

The maximum loss exposure shown above for the credit support agreements provided to BNY Mellon’s VIEs primarily assumes a complete loss on the Lehman Brothers Holdings Inc. securities for BNY Mellon’s clients that accepted our offer of support. As of June 30, 2012, BNY Mellon recorded $18 million in liabilities related to its VIEs for which credit support agreements were provided.

Note 13 – Other comprehensive income

Components of other comprehensive income for the quarter ended June 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$(223)	$(42)	$(265)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	318	(121)	197
Reclassification adjustment	(50)	15	(35)
Net unrealized gain (loss) on assets available-for-sale	268	(106)	162
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	42	(18)	24
Total defined benefit plans	42	(18)	24
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	8	(2)	6
Reclassification adjustment	(9)	3	(6)
Net unrealized gain (loss) on cash flow hedges	(1)	1	-
Total other comprehensive income (loss)	$86	$(165)	$(79)

Components of other comprehensive income for the quarter ended March 31, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$129	$43	$172
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	378	(141)	237
Reclassification adjustment	(40)	16	(24)
Net unrealized gain (loss) on assets available-for-sale	338	(125)	213
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	44	(17)	27
Total defined benefit plans	44	(17)	27
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	1	(1)	-
Reclassification adjustment	5	(2)	3
Net unrealized gain (loss) on cash flow hedges	6	(3)	3
Total other comprehensive income (loss)	$517	$(102)	$415

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income for the quarter ended June 30, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$120	$1	$121
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	244	(85)	159
Reclassification adjustment	(48)	20	(28)
Net unrealized gain (loss) on assets available-for-sale	196	(65)	131
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	28	(11)	17
Total defined benefit plans	28	(11)	17
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(1)	-	(1)
Reclassification adjustment	1	-	1
Net unrealized gain (loss) on cash flow hedges	-	-	-
Total other comprehensive income (loss)	$344	$(75)	$269

Components of other comprehensive income for the six months ended June 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$(94)	$1	$(93)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	696	(262)	434
Reclassification adjustment	(90)	31	(59)
Net unrealized gain (loss) on assets available-for-sale	606	(231)	375
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	86	(35)	51
Total defined benefit plans	86	(35)	51
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	9	(3)	6
Reclassification adjustment	(4)	1	(3)
Net unrealized gain (loss) on cash flow hedges	5	(2)	3
Total other comprehensive income (loss)	$603	$(267)	$336

Components of other comprehensive income for the six months ended June 30, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$313	$46	$359
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	470	(176)	294
Reclassification adjustment	(53)	23	(30)
Net unrealized gain (loss) on assets available-for-sale	417	(153)	264
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	54	(20)	34
Total defined benefit plans	54	(20)	34
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	-	(1)	(1)
Reclassification adjustment	1	-	1
Net unrealized gain (loss) on cash flow hedges	1	(1)	-
Total other comprehensive income (loss)	$785	$(128)	$657

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Note 14 – Fair value measurement

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Valuation hierarchy

ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

Level 1: Inputs to the valuation methodology are recent quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, and U.S. Treasury securities and U.S. Government agency securities that are actively traded in highly liquid over-the-counter markets.

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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 primarily include other debt securities and securities of state and political subdivisions.

At June 30, 2012, approximately 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives valued using models with significant unobservable market parameters in markets that lack two-way flow are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps and options, where parameters may be unobservable for longer maturities; and certain products, where correlation rates are unobservable. The fair value of these derivatives compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 16 of the Notes to Consolidated Financial Statements.

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

92 BNY Mellon

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

The following tables present the financial instruments carried at fair value at June 30, 2012 and Dec. 31, 2011, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the second quarter of 2012.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$14,470	$-	$-	$-	$14,470
U.S. Government agencies	-	1,097	-	-	1,097
Sovereign debt	40	8,989	-	-	9,029
State and political subdivisions (b)	-	5,560	42	-	5,602
Agency RMBS	-	33,032	-	-	33,032
Alt-A RMBS	-	258	-	-	258
Prime RMBS	-	764	-	-	764
Subprime RMBS	-	422	-	-	422
Other RMBS	-	2,487	-	-	2,487
Commercial MBS	-	3,320	-	-	3,320
Asset-backed CLOs	-	1,080	-	-	1,080
Other asset-backed securities	-	1,189	-	-	1,189
Equity securities	28	-	-	-	28
Money market funds (b)	918	-	-	-	918
Corporate bonds	-	1,628	-	-	1,628
Other debt securities	-	2,251	-	-	2,251
Foreign covered bonds	3,158	770	-	-	3,928
Alt-A RMBS (c)	-	1,863	-	-	1,863
Prime RMBS (c)	-	1,059	-	-	1,059
Subprime RMBS (c)	-	115	-	-	115
Total available-for-sale	18,614	65,884	42	-	84,540
Trading assets:
Debt and equity instruments (d)	751	2,205	60	-	3,016
Derivative assets (e):
Interest rate	37	27,601	34	N/A
Foreign exchange	3,014	165	-	N/A
Equity	123	237	39	N/A
Total derivative assets	3,174	28,003	73	(27,357)	3,893
Total trading assets	3,925	30,208	133	(27,357)	6,909
Loans	-	8	-	-	8
Other assets (f)	187	1,085	138	-	1,410
Subtotal assets of operations at fair value	22,726	97,185	313	(27,357)	92,867
Percentage of assets prior to netting	19%	81%	-%
Assets of consolidated investment management funds:
Trading assets	320	10,079	-	-	10,399
Other assets	393	163	-	-	556
Total assets of consolidated investment management funds	713	10,242	-	-	10,955
Total assets	$23,439	$107,427	$313	$(27,357)	$103,822
Percentage of assets prior to netting	18%	82%	-%
Trading liabilities:
Debt and equity instruments	$535	$525	$-	$-	$1,060
Derivative liabilities (e):
Interest rate	-	28,406	231	N/A
Foreign exchange	3,010	104	-	N/A
Equity	86	288	71	N/A
Total derivative liabilities	3,096	28,798	302	(26,316)	5,880
Total trading liabilities	3,631	29,323	302	(26,316)	6,940
Long-term debt (b)	-	339	-	-	339
Other liabilities (g)	-	455	-	-	455
Subtotal liabilities at fair value	3,631	30,117	302	(26,316)	7,734
Percentage of liabilities prior to netting	11%	88%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	9,752	-	-	9,752
Other liabilities	-	38	-	-	38
Total liabilities of consolidated investment management funds	-	9,790	-	-	9,790
Total liabilities	$3,631	$39,907	$302	$(26,316)	$17,524
Percentage of liabilities prior to netting	8%	91%	1%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting cannot be disaggregated by product.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	The Level 1, 2 and 3 fair values of derivative assets and derivative liabilities are presented on a gross basis.
(f)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(g)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2011
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$17,326	$-	$-	$-	$17,326
U.S. Government agencies	-	958	-	-	958
Sovereign debt	44	11,910	-	-	11,954
State and political subdivisions (b)	-	2,694	45	-	2,739
Agency RMBS	-	26,796	-	-	26,796
Alt-A RMBS	-	273	-	-	273
Prime RMBS	-	815	-	-	815
Subprime RMBS	-	418	-	-	418
Other RMBS	-	903	-	-	903
Commercial MBS	-	3,339	-	-	3,339
Asset-backed CLOs	-	1,444	-	-	1,444
Other asset-backed securities	-	532	-	-	532
Equity securities	9	21	-	-	30
Money market funds (b)	973	-	-	-	973
Corporate bonds	-	1,738	-	-	1,738
Other debt securities	-	2,622	3	-	2,625
Foreign covered bonds	1,820	605	-	-	2,425
Alt-A RMBS (c)	-	1,879	-	-	1,879
Prime RMBS (c)	-	1,175	-	-	1,175
Subprime RMBS (c)	-	125	-	-	125
Total available-for-sale	20,172	58,247	48	-	78,467
Trading assets:
Debt and equity instruments (d)	485	1,655	63	-	2,203
Derivative assets (e):
Interest rate	164	26,434	54	N/A
Foreign exchange	4,519	113	-	N/A
Equity	91	284	43	N/A
Other	-	3	-	N/A
Total derivative assets	4,774	26,834	97	(26,047)	5,658
Total trading assets	5,259	28,489	160	(26,047)	7,861
Loans	-	10	-	-	10
Other assets (f)	672	1,019	157	-	1,848
Subtotal assets of operations at fair value	26,103	87,765	365	(26,047)	88,186
Percentage of assets prior to netting	23%	77%	-%
Assets of consolidated investment management funds:
Trading assets	323	10,428	-	-	10,751
Other assets	453	143	-	-	596
Total assets of consolidated investment management funds	776	10,571	-	-	11,347
Total assets	$26,879	$98,336	$365	$(26,047)	$99,533
Percentage of assets prior to netting	22%	78%	-%
Trading liabilities:
Debt and equity instruments	$418	$537	$-	$-	$955
Derivative liabilities(e):
Interest rate	-	27,201	239	N/A
Foreign exchange	4,311	44	-	N/A
Equity	55	200	75	N/A
Total derivative liabilities	4,366	27,445	314	(25,009)	7,116
Total trading liabilities	4,784	27,982	314	(25,009)	8,071
Long-term debt (b)	-	326	-	-	326
Other liabilities (g)	14	368	-	-	382
Subtotal liabilities at fair value	4,798	28,676	314	(25,009)	8,779
Percentage of liabilities prior to netting	14%	85%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,053	-	-	10,053
Other liabilities	2	30	-	-	32
Total liabilities of consolidated investment management funds	2	10,083	-	-	10,085
Total liabilities	$4,800	$38,759	$314	$(25,009)	$18,864
Percentage of liabilities prior to netting	11%	88%	1%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting cannot be disaggregated by product.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	The Level 1, 2 and 3 fair values of derivative assets and derivative liabilities are presented on a gross basis.
(f)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(g)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	June 30, 2012					Dec. 31, 2011
		Ratings					Ratings
(dollar amounts in millions)	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2006-2007	$97	-%	-%	-%	100%	$99	-%	-%	-%	100%
2005	101	-	-	-	100	113	-	-	-	100
2004 and earlier	60	24	14	38	24	61	27	13	47	13
Total Alt-A RMBS	$258	6%	3%	9%	82%	$273	6%	3%	11%	80%
Prime RMBS, originated in:
2007	$109	42%	4%	-%	54%	$121	38%	4%	-%	58%
2006	72	-	-	-	100	75	-	-	-	100
2005	223	33	-	-	67	230	32	-	-	68
2004 and earlier	360	21	41	6	32	389	29	38	11	22
Total prime RMBS	$764	25%	20%	3%	52%	$815	28%	19%	5%	48%
Subprime RMBS, originated in:
2007	$1	-%	-%	100%	-%	$2	-%	2%	98%	-%
2005	94	22	12	26	40	82	23	12	29	36
2004 and earlier	327	3	7	15	75	334	5	15	18	62
Total subprime RMBS	$422	7%	8%	18%	67%	$418	8%	14%	21%	57%
Commercial MBS—Domestic, originated in:
2009-2012	$198	100%	-%	-%	-%	$200	100%	-%	-%	-%
2008	25	15	85	-	-	25	16	84	-	-
2007	867	49	37	14	-	789	66	26	8	-
2006	1,038	78	22	-	-	892	85	15	-	-
2005	796	94	6	-	-	696	94	6	-	-
2004 and earlier	396	95	4	1	-	403	97	2	1	-
Total commercial MBS—Domestic	$3,320	77%	19%	4%	-%	$3,005	84%	14%	2%	-%
Foreign covered bonds:
Germany	$1,299	99%	1%	-%	-%	$1,461	99%	1%	-%	-%
Canada	963	100	-	-	-	795	100	-	-	-
United Kingdom	660	100	-	-	-	25	100	-	-	-
Other	1,006	100	-	-	-	144	100	-	-	-
Total foreign covered bonds	$3,928	100%	-%	-%	-%	$2,425	100%	-%	-%	-%
European floating rate notes – available-for-sale:
United Kingdom	$1,550	78%	21%	1%	-%	$686	72%	28%	-%	-%
Netherlands	804	100	-	-	-	47	35	65	-	-
Ireland	182	12	-	22	66	203	-	50	47	3
Italy	133	100	-	-	-	150	100	-	-	-
Luxembourg	-	-	-	-	-	140	-	100	-	-
Australia	85	93	7	-	-	101	91	9	-	-
Spain	23	100	-	-	-	-	-	-	-	-
Germany	62	-	10	89	1	93	21	6	73	-
France	9	100	-	-	-	9	100	-	-	-
Total European floating rate notes – available-for-sale	$2,848	80%	12%	4%	4%	$1,429	55%	34%	11%	-%
Sovereign debt:
United Kingdom	$4,738	100%	-%	-%	-%	$4,526	100%	-%	-%	-%
Netherlands	2,182	100	-	-	-	2,230	100	-	-	-
France	1,564	100	-	-	-	2,790	100	-	-	-
Germany	489	100	-	-	-	2,347	100	-	-	-
Other	56	98	2	-	-	61	97	3	-	-
Total sovereign debt	$9,029	100%	-%	-%	-%	$11,954	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2007	$552	-%	-%	-%	100%	$554	-%	-%	-%	100%
2006	495	-	-	-	100	488	-	-	-	100
2005	606	4	-	1	95	628	5	-	1	94
2004 and earlier	210	-	4	23	73	209	-	4	27	69
Total Alt-A RMBS (b)	$1,863	1%	1%	3%	95%	$1,879	2%	-%	3%	95%
Prime RMBS (b), originated in:
2007	$327	-%	-%	-%	100%	$370	-%	-%	-%	100%
2006	285	-	-	-	100	308	-	-	-	100
2005	414	1	2	-	97	465	-	4	-	96
2004 and earlier	33	5	3	23	69	32	9	-	22	69
Total prime RMBS (b)	$1,059	-%	1%	1%	98%	$1,175	-%	2%	1%	97%
Subprime RMBS (b), originated in:
2005-2007	$80	-%	-%	-%	100%	$88	-%	-%	-%	100%
2004 and earlier	35	6	-	34	60	37	5	34	-	61
Total subprime RMBS (b)	$115	2%	-%	3%	95%	$125	2%	10%	-%	88%

(a)	At June 30, 2012 and Dec. 31, 2011, the German foreign covered bonds were considered Level 1 in the valuation hierarchy. All other assets in the table above are primarily Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

96 BNY Mellon

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

Fair value measurements for assets using significant unobservable inputs for three months ended June 30, 2012

	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets (a)		Other assets		Total assets
Fair value at March 31, 2012	$43		$58		$72		$151		$324
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	-	(b)	3	(c)	1	(c)	(2	) (d)	2
Purchases, sales and settlements:
Purchases	-		-		-		2		2
Sales	-		(1)		-		(13)		(14)
Settlements	(1)		-		-		-		(1)
Fair value at June 30, 2012	$42		$60		$73		$138		$313
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$2		$4		$-		$6
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended June 30, 2012

	Trading liabilities		Total
(in millions)	Derivative liabilities (a)		liabilities
Fair value at March 31, 2012	$246		$246
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	56	(b)	56
Fair value at June 30, 2012	$302		$302
Change in unrealized (gains) or losses for the period included in earnings
(or changes in net assets) for liabilities held at the end of the reporting period	$66		$66

(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for three months ended June 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)	Loans	Other assets		Total assets
Fair value at March 31, 2011	$10		$64		$32		$131	$4	$120		$361
Transfers into Level 3	-		2		27		2	-	-		31
Transfers out of Level 3	-		-		(23)		(29)	-	-		(52)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(b)	-	(b)	-	(c)	4 (c)	-	(4	) (d)	-
Purchases, issuances, sales and settlements:
Issuances	-		-		-		-	1	-		1
Settlements	-		-		-		(1)	-	-		(1)
Fair value at June 30, 2011	$10		$66		$36		$107	$5	$116		$340
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$-		$7	$-	$-		$7
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended June 30, 2011
	Trading liabilities
(in millions)	Derivative liabilities (a)		Other liabilities	Total liabilities
Fair value at March 31, 2011	$126		$2	$128
Transfers into Level 3	1		-	1
Total (gains) or losses:
Included in earnings (or changes in net assets)	37	(b)	(2)	35
Purchases, issuances, sales and settlements:
Settlements	(9)		-	(9)
Fair value at June 30, 2011	$155		$-	$155
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$45		$(2)	$43
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for six months ended June 30, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)		Other assets	Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157	$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	-	(b)	(3	) (b)	-	(c)	(24	) (c)	1 (d)	(26)
Purchases, sales and settlements:
Purchases	-		-		-		-		5	5
Sales	-		-		(3)		-		(17)	(20)
Settlements	(3)		-		-		-		(8)	(11)
Fair value at June 30, 2012	$42		$-		$60		$73		$138	$313
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$-		$(7)		$-	$(7)
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for six months ended June 30, 2012
	Trading liabilities
(in millions)	Derivative liabilities (a)		Total liabilities
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period: Included in earnings (or changes in net liabilities)	(12	) (b)	(12)
Fair value at June 30, 2012	$302		$302
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(8)		$(8)
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for six months ended June 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)	Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119	$6	$113		$338
Transfers into Level 3	-		8		27		3	-	-		38
Transfers out of Level 3	-		-		(23)		(43)	(2)	-		(68)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(b)	-	(b)	-	(c)	29 (c)	-	2	(d)	31
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-	-	1		1
Issuances	-		-		-		-	1	-		1
Settlements	-		-		-		(1)	-	-		(1)
Fair value at June 30, 2011	$10		$66		$36		$107	$5	$116		$340
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$-		$39	$-	$-		$39
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for six months ended June 30, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities (a)		Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$6	$171		$2	$179
Transfer into Level 3	-	1		-	1
Total (gains) or losses:
Included in earnings (or changes in net assets)	-	(4	) (b)	(2)	(6)
Purchases, issuances, sales and settlements:
Settlements	(6)	(13)		-	(19)
Fair value at June 30, 2011	$-	$155		$-	$155
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$-	$19		$(2)	$17
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at June 30, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$42	Discounted cash flow	Expected credit loss	8% - 39%
Trading assets:
Debt and equity instruments:
Structured debt	30	Option pricing model (a)	Correlation risk	15%
			Long-term foreign exchange volatility	13%-17%
Distressed debt	30	Discounted cash flow	Expected maturity	2-10 years
			Credit spreads	100-800 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	34	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	12%-17%
Equity:
Equity options	39	Option pricing model (a)	Long-term equity volatility	24%-33%
Measured on a nonrecurring basis:
Loans	35	Discounted cash flows	Timing of sale	0-18 months
			Cap rate	5.5%-8.0%
			Cost to complete/sell	0%-29%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at June 30, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$231	Option pricing model (a)	Correlation risk	0	%-25%
			Long-term foreign exchange volatility	12	%-17%
Equity:
Equity options	71	Option pricing model (a)	Long-term equity volatility	24	%-33%

(a) The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

bps – basis points.

At June 30, 2012, the available-for-sale securities categorized as Level 3 within the fair value hierarchy primarily consist of a security issued by a municipality that has filed for bankruptcy. The fair value of this security was determined based on expected credit losses. A significant deviation from the expected credit losses would result in a significantly higher or lower fair value.

At June 30, 2012, debt and equity instruments reported as trading assets on the balance sheet include structured debt and distressed debt. For our structured debt, changes in foreign exchange volatility generally results in a higher or lower fair value, while changes in the correlation of interest and foreign exchange factors generally increases or decreases the fair value of the instrument. The principal unobservable inputs for distressed debt include credit spreads and expected maturity. Changes in credit spreads or the expected period until maturity would result in an increase or decrease in the fair value of these instruments.

At June 30, 2012, our trading assets and trading liabilities included interest rate derivative assets and liabilities, respectively, and equity derivative assets and liabilities, respectively, classified as Level 3 within the fair value hierarchy. For our structured foreign exchange swaptions, changes in foreign exchange volatility generally results in an increased

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

or decreased liability while changes in the correlation of interest and foreign exchange factors generally results in a favorable or unfavorable movement in the fair value of the instrument. The Company purchases and sells certain long-term equity options based on changes in volatility, which in turn offset option values.

At June 30, 2012, loans measured at fair value on a nonrecurring basis that are included in Level 3 of the fair value hierarchy include collateral dependent loans. Principal unobservable inputs may include forecast timing of sales, cap rates and costs to complete/sell. An increase in holding period, cap rate or costs to complete/sell would generally result in a decrease of the fair value of loans. A decrease in holding period, cap rate or costs to complete/sell would generally result in an increase in fair value of the loans.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair values of our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of June 30, 2012 and Dec. 31, 2011, for which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2012 and Dec. 31, 2011.

Assets measured at fair value on a nonrecurring basis at June 30, 2012				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$184	$35	$219
Other assets (b)	-	88	-	88
Total assets at fair value on a nonrecurring basis	$-	$272	$35	$307

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2011				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$178	$43	$221
Other assets (b)	-	126	-	126
Total assets at fair value on a nonrecurring basis	$-	$304	$43	$347
(a)	During the quarters ended June 30, 2012 and Dec. 31, 2011, the fair value of these loans was reduced $7 million and $32 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods – see Note 1 to the Consolidated Financial Statements contained in the 2011 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. Among the assumptions we used at Dec. 31, 2011 and June 30, 2012 are discount rates ranging principally from 0.01% to 4.53%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

A summary of the practices used for determining fair value and the respective level in the valuation hierarchy for financial assets and liabilities not recorded at fair value is as follows.

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

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

Specifically, the pricing sources obtain active market prices for similar types of securities (e.g., vintage, position in the securitization structure) and ascertain variables such as discount rate and speed of prepayment for the types of transaction and apply such variables to similar types of bonds. We view these as observable transactions in the current marketplace and classify such securities as Level 2 within the valuation hierarchy.

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

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

deposits are classified as Level 2 within the valuation hierarchy.

Federal funds purchased and securities sold under repurchase agreements

The estimated fair value of federal funds purchased and securities sold under repurchase agreements is based on inputs such as interest rates and tenors. Federal funds purchased and securities sold under repurchase agreements are classified as Level 2 within the valuation hierarchy.

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

Summary of financial instruments	June 30, 2012					Dec. 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount	Estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal
Reserve and other central banks	$-	$76,243	$-	$76,243	$76,243	$90,243	$90,243
Interest-bearing deposits with banks	-	39,782	-	39,782	39,743	36,381	36,321
Federal funds sold and securities purchased under resale agreements	-	8,543	-	8,543	8,543	4,510	4,510
Securities held-to-maturity	922	7,947	-	8,869	8,794	3,540	3,521
Loans	-	42,689	-	42,689	42,549	41,166	40,970
Other financial assets	4,522	1,190	-	5,712	5,712	5,336	5,336
Total	$5,444	$176,394	$-	$181,838	$181,584	$181,176	$180,901
Liabilities:
Noninterest-bearing deposits	$-	$76,933	$-	$76,933	$76,933	$95,335	$95,335
Interest-bearing deposits	-	144,214	-	144,214	144,211	123,759	123,759
Federal funds purchased and securities sold under repurchase agreements	-	9,162	-	9,162	9,162	6,267	6,267
Payables to customers and broker-dealers	-	13,305	-	13,305	13,305	12,671	12,671
Borrowings	-	3,127	-	3,127	3,127	2,376	2,376
Long-term debt	-	20,357	-	20,357	19,536	20,459	19,933
Total	$-	$267,098	$-	$267,098	$266,274	$260,867	$260,341

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At June 30, 2012:
Interest-bearing deposits with banks	$7,500	$7,500	$173	$-
Securities available-for-sale	5,317	4,919	-	(450)
Deposits	10	10	1	-
Long-term debt	16,239	15,396	988	(8)
At Dec. 31, 2011:
Interest-bearing deposits with banks	$8,789	$8,789	$441	$(17)
Securities available-for-sale	4,354	4,009	-	(289)
Deposits	10	10	1	-
Long-term debt	15,048	14,262	964	(9)

Note 15 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	June 30, 2012	Dec. 31, 2011
Assets of consolidated investment management funds:
Trading assets	$10,399	$10,751
Other assets	556	596
Total assets of consolidated investment management funds	$10,955	$11,347
Liabilities of consolidated investment management funds:
Trading liabilities	$9,752	$10,053
Other liabilities	38	32
Total liabilities of consolidated investment management funds	$9,790	$10,085

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Accordingly, mark-to-market best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income (loss) from consolidated investment management funds.

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At June 30, 2012, the fair value of this long-term debt was $339 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Long-term debt (a)	$(19)	$(11)	$(13)	$(10)
(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

Note 16 – Derivative instruments

We use derivatives to manage exposure to market risk, interest rate risk, credit risk and foreign currency risk. Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades. In addition, we periodically manage positions for our own account. Positions managed for our own account are immaterial to our overall results of operations.

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of derivative financial instruments. We enter into offsetting

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

positions to reduce exposure to foreign exchange, interest rate and equity risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the second quarter of 2012 or 2011.

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

The securities hedged consist of sovereign debt and U.S. Treasury bonds that had original maturities of 30 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At June 30, 2012, $4.7 billion face amount of securities were hedged with interest rate swaps that had notional values of $4.9 billion.

The fixed rate deposits hedged generally have original maturities of three to six years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At June 30, 2012, $10 million face amount of deposits were hedged with interest rate swaps that had notional values of $10 million.

The fixed rate long-term debts hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2012, $15.4 billion par value of debt was hedged with interest rate swaps that had notional values of $15.4 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2012, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $133 million (notional), with $2 million of pre-tax gain recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of six months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Danish Krona, British Pound, Swiss Franc and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of June 30, 2012, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $7.5 billion (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to net interest revenue over the next six months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At June 30, 2012, forward foreign exchange contracts with notional amounts totaling $5.1 billion were designated as hedges.

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2012, had a combined U.S. dollar equivalent value of $494 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2012	June 30, 2011
Fair value hedge of securities	$0.7	$(4.0)
Fair value hedge of deposits and long-term debt	(1.4)	(4.2)
Cash flow hedges	0.1	(0.1)
Other (a)	(0.1)	(0.1)
Total	$(0.7)	$(8.4)
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet
	Notional Value		Asset Derivatives Fair Value		Liability Derivatives Fair Value
(in millions)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Derivatives designated as hedging instruments (a):
Interest rate contracts	$20,325	$18,281	$995	$965	$458	$298
Foreign exchange contracts	12,729	14,160	237	635	4	21
Total derivatives designated as hedging instruments			$1,232	$1,600	$462	$319
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$896,213	$975,308	$27,672	$26,652	$28,637	$27,440
Equity contracts	11,612	8,205	399	418	445	330
Credit contracts	221	333	-	3	-	-
Foreign exchange contracts	379,003	379,235	3,179	4,632	3,114	4,355
Total derivatives not designated as hedging instruments			$31,250	$31,705	$32,196	$32,125
Total derivatives fair value (c)			$32,482	$33,305	$32,658	$32,444
Effect of master netting agreements (d)			(27,357)	(26,047)	(26,316)	(25,009)
Fair value after effect of master netting agreements			$5,125	$7,258	$6,342	$7,435

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.
(d)	Master netting agreements are reported net of cash collateral received and paid of $1,298 million and $257 million, respectively, at June 30, 2012, and $1,269 million and $231 million, respectively at Dec. 31, 2011.

At June 30, 2012, $481 billion (notional) of interest rate contracts will mature within one year, $227 billion between one and five years, and $209 billion after five years. At June 30, 2012, $376 billion

(notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement

(in millions)

Derivatives in fair value hedging	Location of gain or (loss) recognized in income on	Gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on	Gain or (loss) recognized in hedged item
relationships	derivatives	2Q12	1Q12	2Q11	hedged item	2Q12	1Q12	2Q11
Interest rate contracts	Net interest revenue	$(249)	$127	$95	Net interest revenue	$248	$(127)	$(97)

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in cash flow hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	2Q12	1Q12	2Q11		2Q12	1Q12	2Q11		2Q12	1Q12	2Q11
FX contracts	$9	$(2)	$(56)	Net interest revenue	$8	$(4)	$(50)	Net interest revenue	$-	$-	$-
FX contracts	(1)	3	(3)	Other revenue	(1)	2	(3)	Other revenue	-	0.1	-
FX contracts	81	342	155	Trading revenue	81	342	156	Trading revenue	-	-	-
FX contracts	1	(1)	1	Salary expense	-	(1)	1	Salary expense	-	-	-
Total	$90	$342	$97		$88	$339	$104		$-	$0.1	$-

Derivatives in net investment hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	2Q12	1Q12	2Q11	(effective portion)	2Q12	1Q12	2Q11	effectiveness testing)	2Q12	1Q12	2Q11
FX contracts	$110	$(139)	$(12)	Net interest revenue	$-	$-	$-	Other revenue	$-	$(0.1)	$-

Impact of derivative instruments on the income statement

(in millions)

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Six months ended		Location of gain or (loss) recognized in income on hedged item	Gain or (loss) in hedged item Six months ended
		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Interest rate contracts	Net interest revenue	$(122)	$16	Net interest revenue	$121	$(24)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
FX contracts	$7	$(61)	Net interest revenue	$4	$(61)	Net interest revenue	$-	$-
FX contracts	2	(8)	Other revenue	1	(4)	Other revenue	0.1	(0.1)
FX contracts	423	(331)	Trading revenue	423	(331)	Trading revenue	-	-
FX contracts	-	4	Salary expense	(1)	1	Salary expense	-	-
Total	$432	$(396)		$427	$(395)		$0.1	$(0.1)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
FX contracts	$(29)	$(181)	Net interest revenue	$-	$-	Other revenue	$(0.1)		$(0.1)

BNY Mellon 107

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q12	1Q12	2Q11	2012	2011
Foreign exchange	$157	$136	$184	$293	$357
Fixed income	16	47	28	63	45
Credit derivatives (a)	1	(2)	(1)	(1)	(2)
Other	6	10	11	16	20
Total	$180	$191	$222	$371	$420
(a)	Used as economic hedges of loans.

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

Additional disclosures concerning derivative financial instruments are provided in Note 14 of the Notes to Consolidated Financial Statements.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2012 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$893 million
Baa2/BBB	$1,235 million
Bal/BB+	$2,912 million
(a)	The change between rating categories is incremental, not cumulative.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2012, existing collateral arrangements would have required us to have posted an additional $504 million of collateral.

Note 17 – Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding which are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are foreign currency and interest rate risk management products, commercial lending commitments, letters of credit, securities lending indemnifications and support agreements. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign exchange, and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2012 are disclosed in the Financial institutions portfolio exposure table and the Commercial portfolio exposure table below.

Financial institutions portfolio exposure	June 30, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Banks	$5.5	$1.7	$7.2
Securities industry	3.5	2.0	5.5
Insurance	0.2	4.4	4.6
Asset managers	1.1	3.5	4.6
Government	-	1.7	1.7
Other	0.2	1.3	1.5
Total	$10.5	$14.6	$25.1

Commercial portfolio exposure	June 30, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Services and other	$0.7	$5.4	$6.1
Manufacturing	0.3	5.4	5.7
Energy and utilities	0.3	4.9	5.2
Media and telecom	0.1	1.6	1.7
Total	$1.4	$17.3	$18.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks (in millions)	June 30, 2012	Dec 31, 2011
Lending commitments (a)	$29,448	$28,406
Standby letters of credit (b)	6,462	6,707
Commercial letters of credit	217	437
Securities lending indemnifications	275,093	268,812
Support agreements	40	63

(a)	Net of participations totaling $285 million at June 30, 2012 and $326 million at Dec. 31, 2011.
(b)	Net of participations totaling $1.4 billion at June 30, 2012 and $1.2 billion at Dec. 31, 2011.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $8.5 billion less than one year, $20.8 billion in one to five years, and $155 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.5 billion at June 30, 2012 and $6.7 billion at Dec. 31, 2011, and includes $538 million and $485 million that were collateralized with cash and securities at June 30, 2012 and Dec. 31, 2011, respectively. At June 30, 2012, approximately $4.2 billion of the SBLCs will expire within one year and $2.3 billion in one to five years.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 – Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $105 million at June 30, 2012 and $103 million at Dec. 31, 2011.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30, 2012	Dec. 31, 2011
Investment grade	91%	91%
Non investment grade	9%	9%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $217 million at June 30, 2012 compared with $437 million at Dec. 31, 2011.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $283 billion at June 30, 2012 and $276 billion at Dec. 31, 2011.

At June 30, 2012, our potential maximum exposure to support agreements was approximately $40 million, after deducting the reserve, assuming the securities subject to these agreements being valued at zero and the NAV of the related funds declining below established thresholds. This compares with $63 million at Dec. 31, 2011.

Trust activities

As a result of the Global Investment Servicing acquisition, at June 30, 2012, our clients maintained approximately $236 million of custody cash on deposit with other institutions. Revenue generated from these balances is included in investment and other income on the income statement. These deposits are expected to transition to BNY Mellon in 2012.

Indemnification Arrangements under Ordinary Course Contracts

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

payments for these indemnifications is remote. At June 30, 2012 and Dec. 31, 2011, we have not recorded any material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies which enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At June 30, 2012 and Dec. 31, 2011, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of matters described in Note 11 of the Notes to Consolidated Financial Statements, subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $520 million in excess of the accrued liability (if any) related to those matters.

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

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

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

Securities Lending Matters

As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from December 2008 to 2012, and are currently pending in courts in Oklahoma, New York, South Carolina and North Carolina and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc. (“Sigma”), Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses. Three of the pending cases seek to proceed as class actions.

On July 5, 2012, BNY Mellon, N.A. and The Bank of New York Mellon entered into a Stipulation of Settlement in the Oklahoma class action lawsuit concerning Sigma losses. Under the terms of the settlement,

The Bank of New York Mellon will make a payment of $280 million in exchange for a complete release of claims in the class action. The settlement is subject to final court approval.

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

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Medical Capital Litigations

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and currently pending in federal court in the Central District of California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. On June 7, 2012, The Bank of New York Mellon reached a conditional settlement with the Federal Equity Receiver for Medical Capital Corporation and its affiliates.

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each filed a Notice of Intervention in a qui tam lawsuit pending in its jurisdiction. These offices filed complaints superseding the qui tam lawsuits on Aug. 11, 2011. On May 1, 2012, the Virginia court dismissed the lawsuit in its entirety. On July 10, 2012, the Virginia Attorney General’s office filed a motion seeking leave of the court to file an amended complaint. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit whereby, among other things, the plaintiffs assert claims under the Martin Act and state and city false claims acts. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit pending in California state court, previously under seal, and, on Nov. 28, 2011, BNY Mellon removed the lawsuit to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act, and provided plaintiffs an opportunity to file a motion seeking leave to replead. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011. The complaints, which assert varying claims, including breach of contract, and violations of ERISA, state and federal law, all allege that the prices BNY Mellon charged and reported for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed on various dates in 2011 and 2012 in state and federal court in New York. BNY Mellon has also been named as a defendant in a lawsuit filed on March 12, 2012 in Ohio state court, and subsequently removed to federal district court in Ohio, asserting claims including breach of contract and fraud. BNY Mellon was also named in a qui tam lawsuit originally filed under seal in October 2009 in Massachusetts state court, but the plaintiff voluntarily dismissed the lawsuit on May 16, 2012. To the extent these lawsuits are pending in federal court, they have been consolidated for pre-trial purposes in federal court in New York.

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

Tax Litigation

As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of U.K. corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009,

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Trial was held from April 16 to May 17, 2012. Post-trial briefing is scheduled to conclude September 13, 2012. The aggregate tax benefit for all six years in question is approximately $900 million, including interest. In the event BNY Mellon is unsuccessful in defending its position, the IRS has agreed not to assess underpayment penalties. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceeding

As previously disclosed, The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York and Delaware Attorneys General have intervened in this proceeding.

Note 18 – Review of businesses

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

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measure-ment principles are designed so that reported results of the businesses will track their economic performance.

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

114 BNY Mellon

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

•	Restructuring charges are related to corporate initiatives and are therefore recorded in the Other segment.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$861	(a)	$1,881	$112	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	913		2,488	187	3,588
Provision for credit losses	-		(14)	(5)	(19)
Noninterest expense	690		2,146	211	3,047
Income (loss) before taxes	$223	(a)	$356	$(19)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,970		$209,454	$59,578	$305,002
(a)	Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended March 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$852	(a)	$1,852	$166	$2,870	(a)
Net interest revenue	55		642	68	765
Total revenue	907		2,494	234	3,635
Provision for credit losses	-		16	(11)	5
Noninterest expense	667		1,827	262	2,756
Income (loss) before taxes	$240	(a)	$651	$(17)	$874	(a)
Pre-tax operating margin (b)	26%		26%	N/M	24%
Average assets	$36,475		$214,135	$50,734	$301,344
(a)	Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$862	(a)	$1,967	$269	$3,098	(a)
Net interest revenue	48		649	34	731
Total revenue	910		2,616	303	3,829
Provision for credit losses	1		-	(1)	-
Noninterest expense	694		1,827	295	2,816
Income (loss) before taxes	$215	(a)	$789	$9	$1,013	(a)
Pre-tax operating margin (b)	24%		30%	N/M	26%
Average assets	$36,741		$191,756	$49,983	$278,480
(a)	Total fee and other revenue includes income from consolidated investment management funds of $63 million, net of noncontrolling interests of $21 million, for a net impact of $42 million. Income before taxes includes noncontrolling interests of $21 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,713	(a)	$3,733	$278	$5,724	(a)
Net interest revenue	107		1,249	143	1,499
Total revenue	1,820		4,982	421	7,223
Provision for credit losses	-		2	(16)	(14)
Noninterest expense	1,357		3,973	473	5,803
Income (loss) before taxes	$463	(a)	$1,007	$(36)	$1,434	(a)
Pre-tax operating margin (b)	25%		20%	N/M	20%
Average assets	$36,222		$211,795	$55,155	$303,172
(a)	Total fee and other revenue includes income from consolidated investment management funds of $100 million, net of noncontrolling interests of $40 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $40 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the six months ended June 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,730	(a)	$3,856	$416	$6,002	(a)
Net interest revenue	100		1,270	59	1,429
Total revenue	1,830		5,126	475	7,431
Provision for credit losses	1		-	(1)	-
Noninterest expense	1,376		3,579	558	5,513
Income (loss) before taxes	$453	(a)	$1,547	$(82)	$1,918	(a)
Pre-tax operating margin (b)	25%		30%	N/M	26%
Average assets	$37,027		$184,002	$47,118	$268,147
(a)	Total fee and other revenue includes income from consolidated investment management funds of $173 million, net of noncontrolling interests of $65 million, for a net impact of $108 million. Income before taxes includes noncontrolling interests of $65 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

Note 19 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Six months ended June 30,
(in millions)	2012	2011
Transfers from loans to other assets for OREO	$6	$7
Assets of consolidated VIEs	392	1,233
Liabilities of consolidated VIEs	295	1,476
Noncontrolling interests of consolidated VIEs	52	56

BNY Mellon 117

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

118    BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; and factors affecting the performance of our businesses. In addition, these forward-looking statements relate to: the usefulness of Non-GAAP measures; estimated Basel III capital ratios; expectations regarding the impact of the ECB deposit rate cut and our ability to mitigate any adverse impact; expectations regarding our foreign exchange revenue; expectations regarding legal and litigation costs; expectations regarding our operational excellence initiatives, including our annualized targeted savings by the end of 2012; expectations regarding our effective tax rate and the impact of the expiration of the active financing deferral provision; expectations regarding the seasonality impact on our business; statements with respect to our tri-party repo business; estimations of market value impact on fee revenue; expectations regarding the impact that a goodwill impairment charge would have on our regulatory capital ratios; statements regarding the impact of money market fee waivers or changes in levels of assets under management on the fair value of Asset Management; impact of significant changes in ratings classifications for our investment portfolio; assumptions with respect to residential mortgage-backed securities; effects of changes in projected loss severities and default rates on impairment charges; statements on our credit strategies; goals with respect to our commercial portfolio; statements regarding our leasing portfolio; estimates of provisions for credit losses; the effect of credit ratings on allowances, estimates and cash flow models; statements regarding our liquidity cushion, liquidity ratios, liquidity asset buffer and potential uses of liquidity; statements regarding a reduction in our Investment Services businesses; statements with respect to our liquidity policy; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; expectations with respect to capital, including anticipated repayment and call of outstanding securities; expectations regarding PCS distributions; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our plans to repurchase shares of common stock; statements regarding our balance sheet size and client deposit levels; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations and assumptions on net interest revenue and net interest rate sensitivities; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; timing and impact of adoption of recent accounting guidance; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act; Basel III and the NPRs; the Federal Reserve’s proposed rules regarding enhanced prudential standards and early remediation requirements; the Federal Reserve’s and FDIC’s implementation of its resolution planning rules; the Federal Reserve’s rules regarding its comprehensive capital analysis and review; the Volcker rule; proposed rules removing references to credit ratings; our expectations and statements regarding Basel II and Basel III requirements and the impact on our capital ratios; statements regarding the impact of being identified as a G-SIB or D-SIB; the implementation of IFRS; our ability to compete and our investment in technology; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 and Item 1A in this Form 10-Q,

BNY Mellon    119

Forward-looking Statements (continued)

such as: uncertainty in financial markets and weakness in the economy; disruptions in European economies, or the failure or instability of any of our significant counterparties in Europe; continued market volatility; write-downs of financial instruments that we own or other losses related to volatile or illiquid market conditions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; low or volatile interest rates and its impact on money market fund sponsors; changes to deposit insurance premiums; the level of regulation applicable to, and the costs associated therewith of, our competitors, the degree of consolidation and the breadth of products and services offerings of companies in the financial services industry and the ability of BNY Mellon to distinguish itself from its competitors; declines in capital markets on our fee-based businesses; stable exchange-rate environment and declines in cross-border activity; dependence on consistent execution of fee-based services that we perform; the failure to successfully integrate strategic acquisitions; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; changes to credit ratings; supervisory standards; access to capital markets; monetary policy and other governmental regulations;

failures relating to operational risk and circumvention of controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; dependence on technology and intellectual property; global operations and regulation; acts of terrorism and global conflicts; risks relating to new lines of business; attracting and retaining employees; tax and accounting laws and regulations; inadequate credit reserves; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends; anti-takeover provisions in our certificate of incorporation and bylaws and the impact of continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program. Investors should consider all risks in BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

120 BNY Mellon

Part II — Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors that could affect our business, financial condition or results of operations set forth in Part I, Item 1A, Risk Factors, on pages 21 through 35 of our Form 10-K for the year ended Dec. 31, 2011. The discussion of Risk Factors, as so supplemented, sets forth our most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or in Item 1A of our Form 10-K for the year ended Dec. 31, 2011 or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this report and such other reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-Q. See “Forward-looking Statements.”

Continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program and resulting adverse publicity could affect our reputation and negatively impact our foreign exchange business.

Beginning in 2009, our foreign exchange standing instruction program became the subject of litigation and regulatory investigations and proceedings. See “Legal proceedings” in Note 17 of the Notes to the Consolidated Financial Statements. These litigation and regulatory investigations and proceedings have generated substantial scrutiny of, and adverse publicity concerning, our foreign exchange standing instruction program. Continued litigation involving our foreign exchange standing instruction program, and the resulting scrutiny and adverse publicity, could affect our reputation and discourage clients from doing business with us. For example, these proceedings have resulted in the loss of Ohio public fund custody clients, which has attracted media attention and led to inquiries from other clients, investors and employees. If we continue to be subject to these proceedings and the resulting adverse publicity relating to our foreign exchange standing instruction program, our reputation could be further affected, adversely impacting our business and results of operations. For example, pressure on pricing may cause our foreign exchange revenue to decline. See “Foreign exchange and other trading revenue” in the MD&A – Results of Operations section of our Form 10-Q for more information regarding our foreign exchange business, including business practices, results of operations and trends.

If our information systems experience a disruption or breach in security that results in a loss of confidential client information or impacts our ability to provide services to our clients, our business and results of operations may be adversely affected.

We rely heavily on communications and information systems to conduct our business. While our information systems have been subjected to cyber threats, including hacker attacks, viruses, denial of service efforts and unauthorized access attempts, we deploy a broad range of sophisticated defenses and we have avoided a material breach. The security of our computer systems, software and networks, and those functions that we may outsource, may continue to be subjected to cyber threats that could result in failures or disruptions in our business, customer relationship management, general ledger, deposit and loan systems. Our businesses that rely heavily on technology, such as our Investment Services business, are particularly vulnerable to security breaches and technology disruptions. Breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential information, including employees and customers, as well as hackers. A breach of security that results in the loss of confidential client information may require us to reimburse clients for data and credit monitoring efforts and would be costly and time-consuming, and may negatively impact our results of operations and reputation. Additionally, security breaches or disruptions of our information systems could impact our ability to provide services to our clients, which could expose us to liability for damages, result in the loss of customer business, damage our reputation, subject us to regulatory scrutiny or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. In addition, the failure to upgrade or

BNY Mellon    121

Part II – Other Information (continued)

maintain our computer systems, software and networks, as necessary, could also make us susceptible to breaches and unauthorized access and misuse. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from information systems security risks. For a discussion of operational risk, see “Risk management – Operational risk” in the MD&A – Results of Operations section in the 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the second quarter of 2012.

Issuer purchases of equity securities

Share repurchases in the second quarter of 2012
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
During the month of:
April 2012	6,112		$23.28	6,000	$1,020
May 2012	6,239		23.46	6,229	874
June 2012	27		20.50	-	874
Second quarter 2012	12,378	(a)	$23.36	12,229	$874	(b)
(a)	Includes shares purchased at a purchase price of approximately $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.
(b)	On March 13, 2012, the Board of Directors authorized a new stock purchase program providing for the repurchase of an aggregate of $1.16 billion of common stock. The share repurchase program may be executed through open market purchases or privately negotiated transactions at such prices, times and upon such other terms as may be determined from time to time.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 124 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

122 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: August 8, 2012	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon    123

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Non-Cumulative Preferred Stock dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.

3.3	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, as filed with the Commission on Feb. 28, 2011, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2012. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1	Stipulation of Settlement	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2012, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

124    BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

BNY Mellon 125