Form 10-Q
period 2012-09-30
Bank of New York Mellon CORP
filed 2012-11-08
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ✓ ] Quarterly Report Pursuant To Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

or

[     ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File No. 001-35651

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

Large accelerated filer	[✓ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2012

Common Stock, $0.01 par value	1,168,606,959

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2012 Form 10-Q

Page
Consolidated Financial Highlights (unaudited)	2

Part I – Financial Information

Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Subsequent events	4
Highlights of third quarter 2012 results	4
Fee and other revenue	6
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	13
Income taxes	15
Review of businesses	15
Critical accounting estimates	26
Consolidated balance sheet review	26
Liquidity and dividends	38
Capital	42
Trading activities and risk management	45
Foreign exchange and other trading	46
Asset/liability management	47
Off-balance sheet arrangements	48
Supplemental information – Explanation of Non-GAAP financial measures	48
Recent accounting and regulatory developments	52
Government monetary policies and competition	61
Website information	61

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	63
Consolidated Comprehensive Income Statement (unaudited)	65
Consolidated Balance Sheet (unaudited)	66
Consolidated Statement of Cash Flows (unaudited)	67
Consolidated Statement of Changes in Equity (unaudited)	68

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Results applicable to common shareholders of
The Bank of New York Mellon Corporation:
Net income	$720	$466	$651	$1,805	$2,011
Basic EPS	0.61	0.39	0.53	1.51	1.61
Diluted EPS	0.61	0.39	0.53	1.51	1.61

Fee and other revenue	$2,879	$2,826	$2,887	$8,543	$8,781
Income from consolidated investment management funds	47	57	32	147	205
Net interest revenue	749	734	775	2,248	2,204

Total revenue	$3,675	$3,617	$3,694	$10,938	$11,190

Return on common equity (annualized) (a)	8.3%	5.5%	7.6%	7.1%	8.0%
Non-GAAP adjusted (a)	9.2%	8.9%	9.0%	9.0%	9.4%

Return on tangible common equity (annualized) – Non-GAAP (a)	22.1%	15.7%	22.1%	19.6%	24.2%
Non-GAAP adjusted (a)	22.5%	22.4%	23.8%	22.6%	25.6%

Return on average assets (annualized)	0.90%	0.61%	0.83%	0.78%	0.95%

Fee revenue as a percentage of total revenue excluding net securities gains (losses)	78%	78%	78%	78%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$235	$233	$233	$233	$240

Percentage of non-U.S. total revenue (b)	37%	37%	39%	37%	38%

Pre-tax operating margin (a)	27%	16%	26%	22%	26%
Non-GAAP adjusted (a)	29%	29%	31%	29%	30%

Net interest margin (FTE)	1.20%	1.25%	1.30%	1.25%	1.39%

Market value of assets under management at period end (in billions)	$1,359	$1,299	$1,198	$1,359	$1,198
Market value of assets under custody and administration at period end (in trillions)	$27.9	$27.1	$25.9	$27.9	$25.9
Market value of cross-border assets at period end (in trillions)	$10.1	$9.9	$9.6	$10.1	$9.6

Market value of securities on loan at period end (in billions) (c)	$259	$275	$250	$259	$250

Average common shares and equivalents outstanding (in thousands):
Basic	1,169,674	1,181,350	1,214,126	1,181,614	1,226,132
Diluted	1,171,534	1,182,985	1,215,527	1,183,309	1,229,042

Capital ratios (d):
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(e)	9.3%	8.7%	N/A	9.3%	N/A
Basel I Tier 1 common equity to risk-weighted assets ratio –
Non-GAAP (a)	13.3%	13.2%	12.5%	13.3%	12.5%
Basel I Tier 1 capital ratio	15.3%	14.7%	14.0%	15.3%	14.0%
Basel I Total (Tier 1 plus Tier 2) capital ratio	16.9%	16.4%	16.1%	16.9%	16.1%
Basel I leverage capital ratio	5.6%	5.5%	5.1%	5.6%	5.1%
BNY Mellon shareholders’ equity to total assets ratio (a)	10.7%	10.5%	10.5%	10.7%	10.5%
BNY Mellon common shareholders’ equity to total assets ratio (a)	10.3%	10.3%	10.5%	10.3%	10.5%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.3%	6.1%	5.9%	6.3%	5.9%

2    BNY Mellon

The Bank of New York Mellon Corporation

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Nine months ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Selected average balances:
Interest-earning assets	$255,228	$239,755	$240,253	$243,814	$213,636
Assets of operations	$307,919	$293,718	$298,325	$297,219	$268,847
Total assets	$318,914	$305,002	$311,463	$308,459	$282,745
Interest-bearing deposits	$138,260	$130,482	$125,795	$131,418	$122,790
Noninterest-bearing deposits	$70,230	$62,860	$73,389	$66,581	$51,808
Preferred stock	$611	$60	$-	$225	$-
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,522	$34,123	$34,008	$34,123	$33,437

Other information at period end:
Cash dividends per common share	$0.13	$0.13	$0.13	$0.39	$0.35
Common dividend payout ratio	21%	33%	25%	26%	22%
Common dividend yield (annualized)	2.3%	2.4%	2.8%	2.3%	2.5%
Closing common stock price per common share	$22.62	$21.95	$18.59	$22.62	$18.59
Market capitalization	$26,434	$25,929	$22,543	$26,434	$22,543
Book value per common share – GAAP (a)	$30.11	$28.81	$27.79	$30.11	$27.79
Tangible book value per common share – Non-GAAP (a)	$12.59	$11.47	$10.55	$12.59	$10.55

Full-time employees	48,700	48,200	49,600	48,700	49,600

Common shares outstanding (in thousands)	1,168,607	1,181,298	1,212,632	1,168,607	1,212,632
(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for a calculation of these ratios.
(b)	Includes fee revenue, net interest revenue and income (loss) from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests.
(c)	Represents the securities on loan managed by the Investment Services business.
(d)	When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”.
(e)	The estimated Basel III Tier 1 common equity ratios at Sept. 30, 2012 and June 30, 2012 are based on the Notices of Proposed Rulemaking (“NPRs”) and final market risk rule initially released on June 7, 2012 and published in the Federal Register on Aug. 30, 2012 and calculated on an Advanced Approaches basis, as amended by Basel III. The estimated Basel III Tier 1 common equity ratio of 6.5% at Sept. 30, 2011 is based on prior Basel III guidance and the proposed market risk rule.

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

How we reported results

Throughout this Form 10-Q, measures which are noted as “Non-GAAP” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for a reconciliation of financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global financial services company focused on helping clients manage and service their financial assets, operating in 36 countries and serving more than 100 markets. BNY Mellon is a leading provider of financial services for institutions, corporations and high-net-worth individuals, offering superior investment management and investment services through a worldwide client-focused team. At Sept. 30, 2012, we had $27.9 trillion in assets under custody and administration and $1.4 trillion in assets under management, serviced $11.6 trillion in outstanding debt and processed global payments averaging $1.4 trillion per day.

Subsequent events

Impact of Hurricane Sandy

Although several of our facilities in the northeastern U.S. were impacted by Hurricane Sandy, our business continuity plans have functioned well and have enabled us to continue to provide high-quality service to our clients. We expect some loss of revenue related to market closures on Oct. 29, 2012 and Oct. 30, 2012 and reduced business activity in the immediate aftermath of the storm. However, we are unable to estimate the loss of revenue and storm-related costs at this time.

Acquisition of remaining 50% interest in WestLB Mellon Asset Management joint venture

On Oct. 1, 2012, BNY Mellon acquired the remaining 50% interest in the WestLB Mellon Asset Management joint venture from Portigon (formerly known as WestLB AG) and consolidated our German Asset Management business. WestLB Mellon Asset Management was formed in early 2006 as a 50:50 joint venture between BNY Mellon and Portigon. At the date of the acquisition, the WestLB Mellon Asset Management joint venture had over 170 employees and more than $29 billion in assets under management.

Highlights of third quarter 2012 results

We reported net income applicable to common shareholders of BNY Mellon of $720 million, or $0.61 per diluted common share in the third quarter of 2012 compared with $651 million, or $0.53 per diluted common share, in the third quarter of 2011 and $466 million, or $0.39 per diluted common share, in the second quarter of 2012.

4    BNY Mellon

Highlights for the third quarter of 2012 include:

•

Assets under custody and administration (“AUC”) totaled a record $27.9 trillion at Sept. 30, 2012 compared with $25.9 trillion at Sept. 30, 2011 and $27.1 trillion at June 30, 2012. This represents an increase of 8% compared with the prior year and 3% sequentially. Both increases were driven by higher market values and net new business. (See the “Review of businesses – Investment Services business” beginning on page 22).

•

Assets under management (“AUM”), excluding securities lending assets, totaled a record $1.4 trillion at Sept. 30, 2012, compared with $1.2 trillion at Sept. 30, 2011 and $1.3 trillion at June 30, 2012. This represents an increase of 13% compared with the prior year and 5% sequentially. Both increases resulted from higher market values and net inflows. (See the “Review of businesses – Investment Management business” beginning on page 19).

•

Investment services fees totaled $1.7 billion in the third quarter of 2012 compared with $1.8 billion in the third quarter of 2011. The decrease was primarily driven by lower Depositary Receipts revenue, the impact of the sale of the Shareowner Services business in the fourth quarter of 2011 and lower Corporate Trust fees, partially offset by higher asset servicing and securities lending revenue. (See the “Review of businesses – Investment Services business” beginning on page 22).

•

Investment management and performance fees totaled $779 million in the third quarter of 2012 compared with $729 million in the third quarter of 2011. The increase was primarily driven by higher market values and net new business. (See the “Review of businesses – Investment Management business” beginning on page 19).

•

Foreign exchange and other trading revenue totaled $182 million in the third quarter of 2012 compared with $200 million in the third quarter of 2011. In the third quarter of 2012, foreign exchange revenue totaled $121 million, a decrease of 45% year-over-year reflecting lower volatility and volumes. Other trading revenue was $61 million in the third quarter of 2012 compared with a loss of $21 million in the third quarter of 2011. The increase primarily reflects improved fixed income trading. (See “Fee and other revenue” beginning on page 6).

•	Investment and other income totaled $124 million in the third quarter of 2012 compared with $83 million in the third quarter of 2011. The increase primarily resulted from higher seed capital gains. (See “Fee and other revenue” beginning on page 6).
•

Net interest revenue totaled $749 million in the third quarter of 2012 compared with $775 million in the third quarter of 2011. The decrease was primarily driven by lower accretion and the elimination of interest on European Central Bank deposits, partially offset by increased investment in high-quality investment securities. The net interest margin (FTE) for the third quarter of 2012 was 1.20% compared with 1.30% in the third quarter of 2011. The decrease primarily reflects lower reinvestment yields, the elimination of interest on European Central Bank deposits, lower accretion and growth in customer deposits. (See “Net interest revenue” on page 10).

•

The provision for credit losses was a credit of $5 million in the third quarter of 2012 primarily resulting from loan sales and repayments. The provision for credit losses in the third quarter of 2011 was a credit of $22 million. (See “Consolidated balance sheet review – Asset quality and allowance for credit losses” beginning on page 34).

•

Noninterest expense totaled $2.7 billion in the third quarter of 2012 compared with $2.8 billion in the third quarter of 2011. The decrease primarily reflects lower merger and integration (“M&I”), litigation and restructuring charges and the sale of the Shareowner Services business, partially offset by the cost of certain tax credits and the benefit of state investment tax credits recorded in the third quarter of 2011. (See “Noninterest expense” beginning on page 13).

•

BNY Mellon recorded an income tax provision of $225 million (23.1% effective tax rate) in the third quarter of 2012 compared with $281 million (29.7% effective tax rate) in the third quarter of 2011. The decrease in the effective tax rate in the third quarter of 2012 was primarily driven by the completion of state audits. (See “Income taxes” on page 15).

•

The unrealized pre-tax gain on our total investment securities portfolio was $2.5 billion at Sept. 30, 2012 compared with $1.4 billion at June 30, 2012. The increase in the valuation of the investment securities portfolio primarily reflects a decline in interest rates and improved credit spreads. (See “Consolidated balance sheet review – Investment securities” beginning on page 29).

BNY Mellon    5

•

At Sept. 30, 2012, our estimated Basel III Tier 1 common equity ratio was 9.3% compared with 8.7% at June 30, 2012. The increase was primarily due to earnings retention and an increase in the value of the investment portfolio, partially offset by higher risk-weighted assets. (See “Capital” beginning on page 42).

•

We generated $780 million of gross Basel I Tier 1 common equity in the third quarter of 2012, primarily driven by earnings. Our Basel I Tier 1 capital ratio was 15.3% at Sept. 30, 2012 compared with 14.0% at Sept. 30, 2011. (See “Capital” beginning on page 42).

•	In the third quarter of 2012, we repurchased 13.4 million common shares in the open market at an average price of $21.47 per share for a total of $288 million. (See “Capital” beginning on page 42).

Fee and other revenue

Fee and other revenue (a)								YTD12 vs. YTD11
				3Q12 vs.		Year-to-date
(dollars in millions, unless otherwise noted)	3Q12	2Q12	3Q11	3Q11	2Q12	2012	2011
Investment services fees:
Asset servicing (b)	$942	$950	$922	2%	(1)%	$2,835	$2,812	1%
Issuer services	311	275	442	(30)	13	837	1,158	(28)
Memo: Issuer services excluding
Shareowner Services	311	275	400	(22)	13	837	1,006	(17)
Clearing services	287	309	297	(3)	(7)	899	881	2
Treasury services	138	134	133	4	3	408	401	2
Total investment services fees	1,678	1,668	1,794	(6)	1	4,979	5,252	(5)
Investment management and performance fees	779	797	729	7	(2)	2,321	2,272	2
Foreign exchange and other trading revenue	182	180	200	(9)	1	553	620	(11)
Distribution and servicing	48	46	43	12	4	140	145	(3)
Financing-related fees	46	37	40	15	24	127	132	(4)
Investment and other income	124	48	83	N/M	N/M	311	309	1
Total fee revenue	2,857	2,776	2,889	(1)	3	8,431	8,730	(3)
Net securities gains (losses)	22	50	(2)	N/M	N/M	112	51	N/M
Total fee and other revenue – GAAP	2,879	2,826	2,887	–	2	8,543	8,781	(3)
Less: Fee and other revenue related to Shareowner Services (c)	–	(3)	44			(3)	160
Total fee and other revenue excluding Shareowner Services – Non-GAAP	$2,879	$2,829	$2,843	1%	2%	$8,546	$8,621	(1)%
Fee revenue as a percentage of total revenue excluding net securities gains (losses)	78%	78%	78%			78%	78%
Market value of AUM at period end (in billions)	$1,359	$1,299	$1,198	13%	5%	$1,359	$1,198	13%
Market value of AUC and administration at period end (in trillions)	$27.9	$27.1	$25.9	8%	3%	$27.9	$25.9	8%

(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for fee and other revenue excluding Shareowner Services – Non-GAAP.
(b)	Asset servicing fees include securities lending revenue of $49 million in the third quarter of 2012, $59 million in the second quarter of 2012, $41 million in the third quarter of 2011, $157 million in the first nine months of 2012 and $140 million in the first nine months of 2011.
(c)	The Shareowner Services business was sold on Dec. 31, 2011.
N/M	– Not meaningful.

Fee and other revenue

Fee and other revenue was $2.9 billion in the third quarter of 2012, virtually unchanged compared with the third quarter of 2011 and an increase of 2% (unannualized) sequentially. Excluding the impact of the Shareowner Services business, fee and other revenue increased 1% year-over-year primarily reflecting higher investment management and performance fees and investment and other income, partially offset by lower issuer services fee and foreign exchange and other trading revenue. Sequentially, fee and other revenue increased 2% (unannualized) primarily as a result of higher investment and other income and seasonally higher Depositary Receipts revenue, partially offset by lower net securities gains, clearing services revenue and performance fees.

6    BNY Mellon

Investment services fees

Investment services fees were impacted by the following, compared with the third quarter of 2011 and the second quarter of 2012:

•

Asset servicing fees were $942 million, an increase of 2% year-over-year and a decrease of 1% (unannualized) sequentially. The year-over-year increase primarily reflects net new business and higher market values and securities lending revenue. The sequential decrease was primarily driven by a seasonal decrease in securities lending revenue, partially offset by net new business and higher market values.

•

Issuer services fees were $311 million, a decrease of 30% year-over-year and an increase of 13% (unannualized) sequentially. Excluding Shareowner Services, Issuer services decreased 22% year-over-year. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue driven by lower volumes, and lower Corporate Trust fees reflecting the continued net run-off of structured debt securitizations. This run-off could reduce the Company’s total annual revenue by one-half to three-quarters of 1% if the structured debt markets do not recover. The sequential increase resulted from seasonally higher Depositary Receipts revenue, partially offset by lower Corporate Trust fees.

•	Clearing services fees were $287 million, a decrease of 3% year-over-year and 7% (unannualized) sequentially. Both decreases were primarily driven by lower DARTS volume.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees were $779 million, an increase of 7% year-over-year and a decrease of 2% (unannualized) sequentially. Performance fees were $10 million in the third quarter of 2012, $11 million in the third quarter of 2011 and $54 million in the second quarter of 2012. Excluding performance fees, investment management fees increased 7% year-over-year and 3% (unannualized) sequentially. Both increases were driven by higher market values and net new business.

Total AUM for the Investment Management business was $1.4 trillion at Sept. 30, 2012, an increase of 13% compared with $1.2 trillion at Sept. 30, 2011 and an increase of 5% compared with $1.3 trillion at June 30, 2012. Both increases resulted from higher market values and net inflows.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q12	2Q12	3Q11	2012	2011
Foreign exchange	$121	$157	$221	$414	$578
Other trading revenue:
Fixed income	54	16	(21)	117	24
Credit derivatives/other (a)	7	7	-	22	18
Total other trading revenue	61	23	(21)	139	42
Total	$182	$180	$200	$553	$620

(a)	Credit derivatives are used as economic hedges of loans.

Foreign exchange and other trading revenue totaled $182 million in the third quarter of 2012, $200 million in the third quarter of 2011 and $180 million in the second quarter of 2012. In the third quarter of 2012, foreign exchange revenue totaled $121 million, a decrease of 45% year-over-year and 23% (unannualized) sequentially. Both decreases reflect lower volatility and volumes. Additionally, foreign exchange revenue continues to be impacted by increasingly competitive market pressures. Other trading revenue was $61 million in the third quarter of 2012 compared with a loss of $21 million in the third quarter of 2011 and revenue of $23 million in the second quarter of 2012. The increases compared with both prior periods reflect improved fixed income trading. Foreign exchange revenue is primarily reported in the Investment Services business. Other trading revenue is primarily reported in the Other segment.

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

BNY Mellon    7

corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades is undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third-party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate plus a pre-negotiated spread. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction program, including a standing instruction program option called the Defined Spread Offering, which the Company introduced to clients in the first quarter of 2012, provides custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions not otherwise eligible for a more favorable rate or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. In response to competitive market pressures and client requests, we are continuing to develop standing instruction program products and services and making these new products and services available to our clients. Our custody clients choose to use third-party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar-equivalent volume foreign exchange transactions.

We typically price negotiated trades for our custody clients at a spread over either our estimation of the current market rate for a particular currency or an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for other emerging market currencies. A shift by custody clients from the standing instruction program to other trading options combined with the increasing competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended Sept. 30, 2012, our total revenue for all types of foreign exchange trading transactions was $121 million, or approximately 3% of our total revenue. Approximately 41% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $48 million in the third quarter of 2012 compared with $43 million in the third quarter of 2011 and $46 million in the second quarter of 2012. The increases primarily reflect higher market values and lower fee waivers.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $46 million in the third quarter of 2012, $40 million in the third quarter of 2011 and $37 million in the second quarter of 2012. Both increases reflect higher capital markets fees. The sequential increase also includes higher credit-related fees.

8    BNY Mellon

Investment and other income

Investment and other income				Year-to-date
(in millions)	3Q12	2Q12	3Q11	2012	2011
Corporate/bank-owned life insurance	$41	$32	$40	$107	$119
Seed capital gains (losses)	28	–	(8)	52	(3)
Lease residual gains	–	3	14	37	22
Expense reimbursements from joint ventures	10	9	11	29	28
Equity investment revenue (loss)	16	(5)	12	17	36
Asset-related gains	17	–	28	15	108
Private equity gains (losses)	(1)	1	(7)	4	15
Other income (loss)	13	8	(7)	50	(16)
Total	$124	$48	$83	$311	$309

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, gains and losses on seed capital investments, lease residual gains, expense reimbursements from joint ventures, equity investment revenue or loss, asset-related gains, gains and losses on private equity investments, and other income (loss). Asset-related gains include loan, real estate and other asset dispositions. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Other income (loss) primarily includes fees from transitional service agreements, foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income increased $41 million compared with the third quarter of 2011 and $76 million compared with the second quarter of 2012. The year-over-year increase primarily resulted from higher seed capital gains. Sequentially, the increase primarily resulted from seed capital gains, higher equity investment revenue and higher asset-related gains.

Net securities gains (losses)

Net securities gains totaled $22 million in the third quarter of 2012 compared with net losses of $2 million in the third quarter of 2011 and net gains of $50 million in the second quarter of 2012.

Year-to-date 2012 compared with year-to-date 2011

Fee and other revenue for the first nine months of 2012 totaled $8.5 billion compared with $8.8 billion in the first nine months of 2011. The decrease primarily reflects the impact of the sale of the Shareowner Services business. Excluding the impact of the Shareowner Services business, fee and other revenue decreased 1% primarily reflecting lower issuer services fees and foreign exchange and other trading revenue, offset in part by higher investment management and performance fees and net securities gains.

The decrease in issuer services fees primarily reflects lower Depositary Receipts revenue, as well as lower Corporate Trust fees reflecting the continued net run-off of structured debt securitizations. The decrease in foreign exchange and other trading revenue was driven by lower foreign exchange volatility and volumes, partially offset by higher fixed income revenue. The increase in investment management and performance fees primarily reflects higher performance fees, higher market values and net new business. Net securities gains increased $61 million in the first nine months of 2012 compared with the first nine months of 2011.

BNY Mellon    9

Net interest revenue

Net interest revenue (a)										YTD12
				3Q12 vs.				Year-to-date		vs.
(dollars in millions)	3Q12	2Q12	3Q11	3Q11		2Q12		2012	2011	YTD11
Net interest revenue (non-FTE)	$749	$734	$775	(3)%		2%		$2,248	$2,204	2%
Tax equivalent adjustment	16	13	7	N/M		N/M		40	17	N/M
Net interest revenue (FTE) – Non-GAAP	$765	$747	$782	(2)%		2%		$2,288	$2,221	3%
Average interest-earning assets	$255,228	$239,755	$240,253	6%		6%		$243,814	$213,636	14%
Net interest margin (FTE)	1.20%	1.25%	1.30%	(10	) bps	(5	) bps	1.25%	1.39%	(14	) bps

bps—basis points.

FTE – fully taxable equivalent.

N/M – Not meaningful.

Net interest revenue totaled $749 million in the third quarter of 2012, a decrease of $26 million compared with the third quarter of 2011 and an increase of $15 million sequentially. The year-over-year decrease in net interest revenue was primarily driven by lower accretion and the elimination of interest on European Central Bank deposits, partially offset by increased investment in high-quality investment securities. The increase compared with the second quarter of 2012 primarily reflects higher interest-earning assets driven by higher deposit levels, partially offset by the elimination of interest on European Central Bank deposits.

The net interest margin (FTE) was 1.20% in the third quarter of 2012 compared with 1.30% in the third quarter of 2011 and 1.25% in the second quarter of 2012. The decreases in net interest margin (FTE) compared with both prior periods primarily reflect lower reinvestment yields, the elimination of interest on European Central Bank deposits, lower accretion and growth in customer deposits.

Year-to-date 2012 compared with year-to-date 2011

Net interest revenue totaled $2.2 billion in the first nine months of 2012, an increase of 2% compared with the first nine months of 2011. The increase primarily reflects higher average client deposits, increased investment in higher quality investment securities and higher loan levels, partially offset by narrower spreads and lower accretion. The net interest margin (FTE) was 1.25% in the first nine months of 2012, compared with 1.39% in the first nine months of 2011. The decline was primarily driven by lower accretion, lower reinvestment yields and increased client deposits which were invested in lower-yielding assets.

10    BNY Mellon

Average balances and interest rates

Average balances and interest rates	Quarter ended
	Sept. 30, 2012		June 30, 2012		Sept. 30, 2011
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,201	0.96%	$38,474	0.98%	$60,412	1.00%
Interest-bearing deposits held at the Federal Reserve and other central banks	61,849	0.21	57,904	0.27	61,115	0.31
Federal funds sold and securities purchased under resale agreements	5,315	0.64	5,493	0.62	4,865	0.71
Margin loans	13,033	1.30	13,331	1.27	9,379	1.34
Non-margin loans:
Domestic offices	18,821	2.63	19,663	2.52	21,583	2.43
Foreign offices	10,574	1.61	9,998	1.86	9,527	1.52

Total non-margin loans	29,395	2.26	29,661	2.30	31,110	2.15
Securities:
U.S. government obligations	18,917	1.38	15,387	1.65	14,079	1.57
U.S. government agency obligations	41,430	1.94	39,070	2.23	20,998	2.93
State and political subdivisions – tax exempt	5,933	2.57	4,777	2.65	1,611	4.13
Other securities	33,724	2.51	32,625	2.51	34,175	3.30
Trading securities	4,431	2.40	3,033	2.57	2,509	2.62

Total securities	104,435	2.06	94,892	2.26	73,372	2.86

Total interest-earning assets	$255,228	1.40%	$239,755	1.48%	$240,253	1.55%
Allowance for loan losses	(361)		(382)		(437)
Cash and due from banks	4,276		4,412		5,204
Other assets	48,776		49,933		53,305
Assets of consolidated investment management funds	10,995		11,284		13,138
Total assets	$318,914		$305,002		$311,463
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate and demand deposit accounts	$9,724	0.23%	$8,421	0.24%	$4,611	0.35%
Savings	730	0.17	702	0.13	1,613	0.12
Time deposits	34,193	0.07	33,180	0.11	35,991	0.07
Foreign offices	93,613	0.10	88,179	0.13	83,580	0.26

Total interest-bearing deposits	138,260	0.10	130,482	0.13	125,795	0.21
Federal funds purchased and securities sold under repurchase agreements	10,092	(0.06)	11,254	0.01	10,164	0.03
Trading liabilities	1,397	1.87	1,256	1.87	1,911	1.25
Other borrowed funds	887	1.31	1,114	1.88	1,956	0.87
Commercial paper	968	0.12	1,436	0.29	300	0.08
Payables to customers and broker-dealers	8,141	0.10	7,895	0.10	7,692	0.10
Long-term debt	19,535	1.66	20,084	1.67	18,256	1.60

Total interest-bearing liabilities	$179,280	0.28%	$173,521	0.32%	$166,074	0.37%
Total noninterest-bearing deposits	70,230		62,860		73,389
Other liabilities	23,712		23,588		25,462
Liabilities and obligations of consolidated investment management funds	9,686		10,072		11,728
Total liabilities	282,908		270,041		276,653
Temporary equity
Redeemable noncontrolling interests	134		78		61
Permanent equity
Total BNY Mellon shareholders’ equity	35,133		34,183		34,008
Noncontrolling interests	739		700		741
Total permanent equity	35,872		34,883		34,749
Total liabilities, temporary equity and permanent equity	$318,914		$305,002		$311,463
Net interest margin (FTE)		1.20%		1.25%		1.30%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon    11

Average balances and interest rates	Nine months ended
	Sept. 30, 2012		Sept. 30, 2011
(dollar amounts in millions)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$38,267	1.07%	$59,124	0.96%
Interest-bearing deposits held at the Federal Reserve and other central banks	61,096	0.25	38,666	0.31
Federal funds sold and securities purchased under resale agreements	5,327	0.66	4,653	0.56
Margin loans	13,089	1.29	8,798	1.38
Non-margin loans:
Domestic offices	19,534	2.54	21,509	2.51
Foreign offices	10,252	1.74	9,495	1.50

Total non-margin loans	29,786	2.26	31,004	2.20
Securities:
U.S. government obligations	17,197	1.52	13,759	1.60
U.S. government agency obligations	37,630	2.18	20,564	3.01
State and political subdivisions – tax exempt	4,693	2.69	1,038	4.88
Other securities	33,397	2.62	33,006	3.34
Trading securities	3,332	2.55	3,024	2.49

Total securities	96,249	2.26	71,391	2.89

Total interest-earning assets	$243,814	1.48%	$213,636	1.68%
Allowance for loan losses	(378)		(465)
Cash and due from banks	4,320		4,548
Other assets	49,463		51,128
Assets of consolidated investment management funds	11,240		13,898
Total assets	$308,459		$282,745
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate and demand deposit accounts	$7,557	0.24%	$4,738	0.38%
Savings	693	0.14	1,564	0.12
Time deposits	33,666	0.09	34,336	0.09
Foreign offices	89,502	0.13	82,152	0.24

Total interest-bearing deposits	131,418	0.13	122,790	0.20
Federal funds purchased and securities sold under repurchase agreements	9,977	(0.02)	8,762	0.05
Trading liabilities	1,269	1.77	2,063	1.79
Other borrowed funds	1,502	1.17	1,872	1.16
Commercial paper	824	0.22	114	0.09
Payables to customers and broker-dealers	7,865	0.10	7,082	0.10
Long-term debt	20,051	1.71	17,555	1.70

Total interest-bearing liabilities	172,906	0.32%	160,238	0.38%
Total noninterest-bearing deposits	66,581		51,808
Other liabilities	23,850		23,848
Liabilities and obligations of consolidated investment management funds	9,971		12,598
Total liabilities	273,308		248,492
Temporary equity
Redeemable noncontrolling interests	94		67
Permanent equity
Total BNY Mellon shareholders’ equity	34,348		33,437
Noncontrolling interests	709		749
Total permanent equity	35,057		34,186
Total liabilities, temporary equity and permanent equity	$308,459		$282,745
Net interest margin (FTE)		1.25%		1.39%
Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12    BNY Mellon

Noninterest expense

Noninterest expense				3Q12 vs.		Year-to-date		YTD12 vs.
(dollars in millions)	3Q12	2Q12	3Q11	3Q11	2Q12	2012	2011	YTD11
Staff:
Compensation	$893	$866	$903	(1)%	3%	$2,620	$2,682	(2)%
Incentives	306	311	328	(7)	(2)	969	981	(1)
Employee benefits	237	238	226	5	—	715	681	5
Total staff	1,436	1,415	1,457	(1)	1	4,304	4,344	(1)
Professional, legal and other purchased services	292	309	311	(6)	(6)	900	895	1
Net occupancy	149	141	151	(1)	6	437	465	(6)
Software	127	127	113	12	—	373	356	5
Distribution and servicing	109	103	100	9	6	313	320	(2)
Furniture and equipment	81	82	80	1	(1)	249	246	1
Sub-custodian	65	70	80	(19)	(7)	205	236	(13)
Business development	60	71	57	5	(15)	187	186	1
Other	265	254	224	18	4	739	700	6
Amortization of intangible assets	95	97	106	(10)	(2)	288	322	(11)
M&I, litigation and restructuring charges	26	378	92	N/M	N/M	513	214	N/M
Total noninterest expense – GAAP	$2,705	$3,047	$2,771	(2)%	(11)%	$8,508	$8,284	3%
Total staff expense as a percent of total revenue	39%	39%	39%			39%	39%
Full-time employees at period end	48,700	48,200	49,600	(2)%	1%	48,700	49,600	(2)%
N/M—Not meaningful.
Noninterest expense excluding Shareowner Services				3Q12 vs.		Year-to-date		YTD12 vs.
(dollars in millions)	3Q12	2Q12	3Q11	3Q11	2Q12	2012	2011	YTD11
Staff:
Compensation	$893	$866	$889	—%	3%	$2,620	$2,639	(1)%
Incentives	306	311	327	(6)	(2)	969	977	(1)
Employee benefits	237	238	222	7	—	715	670	7
Total staff	1,436	1,415	1,438	—	1	4,304	4,286	—
Professional, legal and other purchased services	292	309	300	(3)	(6)	900	861	5
Net occupancy	149	141	149	—	6	437	457	(4)
Software	127	127	110	15	—	373	348	7
Distribution and servicing	109	103	100	9	6	313	320	(2)
Furniture and equipment	81	82	79	3	(1)	249	244	2
Sub-custodian	65	70	80	(19)	(7)	205	236	(13)
Business development	60	71	57	5	(15)	187	185	1
Other	265	254	223	19	4	739	681	9
Subtotal	2,584	2,572	2,536	2	—	7,707	7,618	1
Amortization of intangible assets	95	97	103	(8)	(2)	288	312	(8)
M&I, litigation and restructuring charges	26	378	92	N/M	N/M	513	214	N/M
Total noninterest expense – Non-GAAP	$2,705	$3,047	$2,731	(1)%	(11)%	$8,508	$8,144	4%
Total staff expense as a percent of total revenue	39%	39%	39%			39%	39%
Full-time employees at period end	48,700	48,200	48,700	—%	1%	48,700	48,700	—%

N/M—Not meaningful.

Total noninterest expense decreased 2% compared with the third quarter of 2011 and 11% (unannualized) compared with the second quarter of 2012. Both decreases primarily reflect lower litigation charges. Excluding amortization of intangible assets, M&I, litigation and restructuring charges and the direct expenses related to Shareowner Services, noninterest expense increased 2% year-over-year and was flat sequentially. The year-over-year increase reflects the cost of generating certain tax credits in the third quarter of 2012 and the benefit of state investment tax credits recorded in the third quarter of 2011. Sequentially, decreases in professional, legal and other purchased services and business development expenses were offset by the annual employee merit increase and support agreement charges.

BNY Mellon    13

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges in the third quarter of 2012, 57% in the third quarter of 2011 and 55% in the second quarter of 2012.

Staff expense totaled $1.4 billion in the third quarter of 2012, a decrease of 1% compared with the third quarter of 2011 and an increase of 1% (unannualized) compared with the second quarter of 2012. The year-over-year decrease in staff expense primarily reflects the impact of the sale of the Shareowner Services business. The sequential increase was driven by the annual employee merit increase given in the third quarter.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges totaled $1.1 billion in the third quarter of 2012, an increase of 3% compared with the third quarter of 2011 and a decrease of 1% (unannualized) compared with the second quarter of 2012. The increase in non-staff expense year-over-year primarily reflects the cost of generating certain tax credits in the third quarter of 2012 and the benefit of state investment tax credits recorded in the third quarter of 2011, partially offset by the impact of the sale of the Shareowner Services business. The sequential decrease was driven by lower professional, legal and other purchased services and business development expenses, partially offset by support agreement charges.

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

Year-to-date 2012 compared with year-to-date 2011

Noninterest expense in the first nine months of 2012 increased 3% compared with the first nine months of 2011. The increase primarily reflects higher litigation charges, higher professional, legal and other professional services, the cost of generating certain tax credits in the first nine months of 2012, the benefit of state investment tax credits recorded in the third quarter of 2011 and higher software expenses, partially offset by the sale of the Shareowner Services business and lower volume-driven expenses and lower compensation expense.

Operational excellence initiatives update

Expense initiatives (pre-tax)	Program savings				Annualized targeted savings by the end of 2012
(dollar amounts in millions)	1Q12	2Q12	3Q12	through 3Q12
Business operations	$45	$55	$63	$163	$225 - $ 240
Technology	16	21	21	58	$75 - $ 85
Corporate services	14	18	21	53	$60 - $ 65
Gross savings (a)	75	94	105	274	$360 - $ 390
Less: Incremental program costs (b)	5	23	23	51	$120 - $ 130
Net savings (c)	$70	$71	$82	$223	$240 - $ 260
(a)	Represents the estimated pre-tax run rate expense savings since program inception in 2011. Total Company actual operating expense may increase or decrease due to other factors.
(b)	Represents incremental program costs incurred to implement the operational excellence initiatives. These costs will fluctuate by quarter.
(c)	Net savings cannot be annualized due to the variability of program costs.

14    BNY Mellon

As a result of our operational excellence initiatives, we are currently on track to achieve our anticipated pre-tax savings of $240-$260 million in 2012 on an annualized pre-tax basis.

Through Sept. 30, 2012, we accomplished the following operational excellence initiatives:

Business Operations

•	Consolidated Treasury Services functions (e.g., check processing and lockbox operations) in our Pittsburgh Service Center.
•	Continued global footprint positions migration. Lowered operating costs as we began to ramp up the Eastern European Global Delivery Center.
•	Reengineered Dreyfus and Global Fund Accounting operations to reduce headcount.
•	Realized synergies in custody operations and clearing related to the Global Investment Servicing (“GIS”) acquisition.
•	Completed client conversions related to our BHF Asset Servicing GmbH acquisition.

Technology

•	Migrated GIS systems to BNY Mellon platforms—over 95% of the production applications have been successfully migrated as of Sept. 30, 2012.
•	Insourced software engineers to Global Delivery Centers.
•	Standardized infrastructure through server elimination and software rationalization.

Corporate Services

•	Consolidated offices in Los Angeles, New York and the EMEA region.
•	Benefited from the enhanced global procurement program.

Income taxes

The effective tax rate was 23.1% in the third quarter of 2012. The lower than expected effective tax rate primarily reflects the benefit of completing state audits. The effective tax rate was 29.7% in the third quarter of 2011 and 15.8% in the second quarter of 2012. The effective tax rate in the second quarter of 2012 included the benefit of certain tax credits.

We expect the tax rate to be approximately 27%-28% in the fourth quarter of 2012.

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

BNY Mellon    15

The following table presents the value of certain market indices at period end and on an average basis.

Market indices						3Q12 vs.		Year-to-date		YTD12 vs. YTD11
	3Q11	4Q11	1Q12	2Q12	3Q12	3Q11	2Q12	2012	2011
S&P 500 Index (a)	1131	1258	1408	1362	1441	27%	6%	1441	1131	27%
S&P 500 Index – daily average	1227	1224	1347	1351	1400	14	4	1366	1282	7
FTSE 100 Index (a)	5128	5572	5768	5571	5742	12	3	5742	5128	12
FTSE 100 Index – daily average	5470	5424	5818	5555	5742	5	3	5708	5767	(1)
MSCI World Index (a)	1104	1183	1312	1236	1312	19	6	1312	1104	19
MSCI World Index – daily average	1217	1169	1268	1235	1273	5	3	1258	1289	(2)
Barclays Capital Aggregate BondSM Index (a)	346	347	351	353	368	6	4	368	346	6
NYSE and NASDAQ share volume (in billions)	250	206	186	192	173	(31)	(10)	550	688	(20)
JPMorgan G7 Volatility Index – daily average (b)	12.60	12.95	10.39	10.30	8.70	(31)	(16)	9.80	11.64	(16)
(a)	Period end.
(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

Fee revenue in Investment Management, and to a lesser extent Investment Services, is impacted by the value of market indices. At Sept. 30, 2012, using the S&P 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index, sustained for one year, would impact fee revenue by approximately 1% and diluted earnings per common share by $0.03 to $0.05. If global equity markets over- or under-perform the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated

Fee and other revenue	$872	(a)	$1,879	$150	$2,901	(a)
Net interest revenue	52		608	89	749
Total revenue	924		2,487	239	3,650
Provision for credit losses	—		(4)	(1)	(5)
Noninterest expense	692		1,782	231	2,705
Income (loss) before taxes	$232	(a)	$709	$9	$950	(a)
Pre-tax operating margin (b)	25%		29%	N/M	26%
Average assets	$35,775		$224,289	$58,850	$318,914
Excluding amortization of intangible assets:
Noninterest expense	$644		$1,735	$231	$2,610
Income (loss) before taxes	280	(a)	756	9	1,045	(a)
Pre-tax operating margin (b)	30%		30%	N/M	29%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $47 million, net of noncontrolling interests of $25 million, for a net impact of $22 million. Income before taxes includes noncontrolling interests of $25 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

16    BNY Mellon

For the quarter ended June 30, 2012

(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$861	(a)	$1,881	$112	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	913		2,488	187	3,588
Provision for credit losses	-		(14)	(5)	(19)
Noninterest expense	690		2,146	211	3,047
Income (loss) before taxes	$223	(a)	$356	$(19)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,970		$209,454	$59,578	$305,002
Excluding amortization of intangible assets:
Noninterest expense	$642		$2,097	$211	$2,950
Income (loss) before taxes	271	(a)	405	(19)	657	(a)
Pre-tax operating margin (b)	30%		16%	N/M	18%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2011
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$757	(a)	$2,028	$121	$2,906	(a)
Net interest revenue	51		661	63	775
Total revenue	808		2,689	184	3,681
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	675		1,898	198	2,771
Income (loss) before taxes	$133	(a)	$791	$8	$932	(a)
Pre-tax operating margin (b)	16%		29%	N/M	25%
Average assets	$36,949		$220,930	$53,584	$311,463
Excluding amortization of intangible assets:
Noninterest expense	$622		$1,849	$194	$2,665
Income (loss) before taxes	186	(a)	840	12	1,038	(a)
Pre-tax operating margin (b)	23%		31%	N/M	28%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $32 million, net of noncontrolling interests of $13 million, for a net impact of $19 million. Income before taxes includes noncontrolling interests of $13 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the nine months ended Sept. 30, 2012
(dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,585	(a)	$5,612	$428	$8,625	(a)
Net interest revenue	159		1,857	232	2,248
Total revenue	2,744		7,469	660	10,873
Provision for credit losses	-		(2)	(17)	(19)
Noninterest expense	2,049		5,755	704	8,508
Income (loss) before taxes	$695	(a)	$1,716	$(27)	$2,384	(a)
Pre-tax operating margin (b)	25%		23%	N/M	22%
Average assets	$36,071		$215,991	$56,397	$308,459
Excluding amortization of intangible assets:
Noninterest expense	$1,905		$5,611	$704	$8,220
Income (loss) before taxes	839	(a)	1,860	(27)	2,672	(a)
Pre-tax operating margin (b)	31%		25%	N/M	25%

(a)	Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $65 million, for a net impact of $82 million. Income before taxes includes noncontrolling interests of $65 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

BNY Mellon    17

For the nine months ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,487	(a)	$5,884	$537	$8,908	(a)
Net interest revenue	151		1,931	122	2,204
Total revenue	2,638		7,815	659	11,112
Provision for credit losses	1		-	(23)	(22)
Noninterest expense	2,051		5,477	756	8,284
Income (loss) before taxes	$586	(a)	$2,338	$(74)	$2,850	(a)
Pre-tax operating margin (b)	22%		30%	N/M	26%
Average assets	$37,000		$196,447	$49,298	$282,745
Excluding amortization of intangible assets:
Noninterest expense	$1,890		$5,328	$744	$7,962
Income (loss) before taxes	747	(a)	2,487	(62)	3,172	(a)
Pre-tax operating margin (b)	28%		32%	N/M	29%
(a)	Total fee and other revenue includes income from consolidated investment management funds of $205 million, net of noncontrolling interests of $78 million, for a net impact of $127 million. Income before taxes includes noncontrolling interests of $78 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

18    BNY Mellon

Investment Management business

						3Q12 vs.		Year-to-date		YTD12 vs. YTD11
(dollar amounts in millions, unless otherwise noted)	3Q11	4Q11	1Q12	2Q12	3Q12	3Q11	2Q12	2012	2011
Revenue:
Investment management fees:
Mutual funds	$263	$237	$260	$270	$283	8%	5%	$813	$836	(3)%
Institutional clients	311	299	322	321	334	7	4	977	949	3
Wealth management	157	154	157	158	158	1	-	473	484	(2)
Investment management fees	731	690	739	749	775	6	3	2,263	2,269	-
Performance fees	11	47	16	54	10	(9)	(81)	80	46	74
Distribution and servicing	41	41	45	45	47	15	4	137	140	(2)
Other (a)	(26)	(11)	52	13	40	N/M	N/M	105	32	N/M
Total fee and other revenue (a)	757	767	852	861	872	15	1	2,585	2,487	4
Net interest revenue	51	55	55	52	52	2	-	159	151	5
Total revenue	808	822	907	913	924	14	1	2,744	2,638	4
Provision for credit losses	-	-	-	-	-	-	-	-	1	N/M
Noninterest expense (ex. amortization ofintangible assets)	622	632	619	642	644	4	-	1,905	1,890	1
Income before taxes (ex.amortization of intangible assets)	186	190	288	271	280	51	3	839	747	12
Amortization of intangible assets	53	53	48	48	48	(9)	-	144	161	(11)
Income before taxes	$133	$137	$240	$223	$232	74%	4%	$695	$586	19%
Pre-tax operating margin	16%	17%	26%	24%	25%			25%	22%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	26%	26%	36%	34%	34%			34%	32%
Wealth management:
Average loans	$6,958	$7,209	$7,430	$7,763	$8,122	17%	5%	$7,773	$6,890	13%
Average deposits	$10,392	$11,761	$11,491	$11,259	$11,372	9%	1%	$11,374	$9,558	19%
(a)	Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48. Additionally, other revenue includes asset servicing and treasury services revenue.
(b)	Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $99 million, $95 million, $100 million, $102 million, $107 million, $309 million and $317 million, respectively.
N/M	– Not meaningful.

AUM trends (a)						3Q12 vs.
(dollar amounts in billions)	3Q11	4Q11	1Q12	2Q12	3Q12	3Q11	2Q12
AUM at period end, by product type:
Equity securities	$354	$390	$429	$417	$446	26%	7%
Fixed income securities	419	437	451	480	506	21	5
Money market	321	328	319	299	307	(4)	3
Alternative investments and overlay	104	105	109	103	100	(4)	(3)
Total AUM	$1,198	$1,260	$1,308	$1,299	$1,359	13%	5%

AUM at period end, by client type:
Institutional	$719	$757	$829	$835	$883	23%	6%
Mutual funds	406	427	404	388	398	(2)	3
Private client	73	76	75	76	78	7	3
Total AUM	$1,198	$1,260	$1,308	$1,299	$1,359	13%	5%

Changes in market value of AUM:
Beginning balance	$1,274	$1,198	$1,260	$1,308	$1,299
Net inflows (outflows):
Long-term	4	16	7	26	9
Money market	(15)	7	(9)	(14)	9
Total net inflows (outflows)	(11)	23	(2)	12	18
Net market/currency impact	(65)	39	50	(21)	42
Ending balance	$1,198	$1,260	$1,308	$1,299	$1,359	13%	5%
(a)	Excludes securities lending cash management assets.

BNY Mellon    19

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques and wealth management business. See page 19 of the 2011 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.4 trillion at Sept. 30, 2012 compared with $1.2 trillion at Sept. 30, 2011 and $1.3 trillion at June 30, 2012. The increase compared with both prior periods resulted from higher market values and net inflows. Long-term inflows and short-term inflows each totaled $9 billion in the third quarter of 2012. Long-term inflows benefited from fixed income and active equities.

Revenue generated in the Investment Management business includes 44% from non-U.S. sources in the third quarter of 2012 compared with 42% in the third quarter of 2011 and 44% in the second quarter of 2012.

In the third quarter of 2012, the Investment Management business had pre-tax income of $232 million compared with $133 million in the third quarter of 2011 and $223 million in the second quarter of 2012. Excluding amortization of intangible assets, pre-tax income was $280 million in the third quarter of 2012 compared with $186 million in the third quarter of 2011 and $271 million in the second quarter of 2012. Investment Management results improved compared with the prior year period primarily reflecting higher seed capital gains, higher market values, net new business and lower money market fee waivers. The sequential improvement in the Investment Management results primarily reflects higher seed capital gains, higher market values and net new business, partially offset by lower performance fees. Year-over-year, the Investment Management business generated positive operating leverage of 1,000 basis points, or 500 basis points excluding the net impact of seed capital gains.

Investment management fees in the Investment Management business were $775 million in the third quarter of 2012 compared with $731 million in the third quarter of 2011 and $749 million in the second quarter of 2012. The increases compared with both prior periods were driven by higher market values and net new business.

Performance fees were $10 million in the third quarter of 2012 compared with $11 million in the third quarter of 2011 and $54 million in the second quarter of 2012. The sequential decrease primarily reflects measurement periods for certain investment strategies which end in the second quarter.

In the third quarter of 2012, 37% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $283 million in the third quarter of 2012 compared with $263 million in the third quarter of 2011 and $270 million in the second quarter of 2012. The increases compared with both prior periods were driven by higher market values and net new business. The year-over-over increase also resulted from lower money market fee waivers.

Distribution and servicing fees were $47 million in the third quarter of 2012 compared with $41 million in the third quarter of 2011 and $45 million in the second quarter of 2012. The increase from both prior periods reflects new business. The year-over-year increase also reflects lower money market fee waivers.

Other fee revenue was $40 million in the third quarter of 2012 compared with a loss of $26 million in the third quarter of 2011 and revenue of $13 million in the second quarter of 2012. The increases compared with both prior periods primarily reflect higher seed capital gains.

Net interest revenue was $52 million in the third quarter of 2012 compared with $51 million in the third quarter of 2011 and $52 million in the second quarter of 2012. The year-over-year increase primarily resulted from higher average loans and deposits, partially offset by tighter spreads. Average loans increased 17% year-over-year and 5% sequentially; average deposits increased 9% year-over-year and 1% sequentially.

Noninterest expense (excluding amortization of intangible assets) was $644 million in the third quarter of 2012 compared with $622 million in the third quarter of 2011 and $642 million in the second

20    BNY Mellon

quarter of 2012. The year-over-year increase primarily resulted from higher distribution and servicing expense and the annual employee merit increase effective in the third quarter of 2012. Sequentially, noninterest expenses were well-controlled.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes totaled $695 million in the first nine months of 2012 compared with $586 million in the first nine months of 2011. Income before taxes (excluding intangible amortization) was $839 million in the first nine months of 2012 compared with $747 million in the first nine months of 2011. Fee and other revenue increased $98 million compared to the first nine months of 2011, primarily due to higher seed capital gains, higher market values and net new business, partially offset by higher money market fee waivers. Net interest revenue increased $8 million compared to the first nine months of 2011 primarily as a result of higher average loans and deposits, partially offset by tighter spreads. Noninterest expense (excluding intangible amortization) increased $15 million compared to first nine months of 2011, primarily due to the impact of the annual employee merit increase effective in the third quarter of 2012.

BNY Mellon    21

Investment Services business

										YTD12
						3Q12 vs.		Year-to-date		vs.
(dollar amounts in millions, unless otherwise noted)	3Q11	4Q11	1Q12	2Q12	3Q12	3Q11	2Q12	2012	2011	YTD11
Revenue:
Investment services fees:
Asset servicing	$894	$858	$915	$920	$912	2%	(1)%	$2,747	$2,727	1%
Issuer services	401	245	251	275	310	(23)	13	836	1,007	(17)
Clearing services	297	278	303	309	287	(3)	(7)	899	881	2
Treasury services	132	133	136	132	135	2	2	403	399	1
Total investment services fees	1,724	1,514	1,605	1,636	1,644	(5)	-	4,885	5,014	(3)
Foreign exchange and other trading revenue	236	196	176	179	158	(33)	(12)	513	648	(21)
Other (a)	68	71	71	66	77	13	17	214	222	(4)
Total fee and other revenue (a)	2,028	1,781	1,852	1,881	1,879	(7)	-	5,612	5,884	(5)
Net interest revenue	661	634	642	607	608	(8)	-	1,857	1,931	(4)
Total revenue	2,689	2,415	2,494	2,488	2,487	(8)	-	7,469	7,815	(4)
Provision for credit losses	-	-	16	(14)	(4)	N/M	N/M	(2)	-	N/M
Noninterest expense (ex. amortization of intangible assets)	1,849	1,706	1,779	2,097	1,735	(6)	(17)	5,611	5,328	5
Income before taxes (ex. amortization of intangible assets)	840	709	699	405	756	(10)	87	1,860	2,487	(25)
Amortization of intangible assets	49	50	48	49	47	(4)	(4)	144	149	(3)
Income before taxes	$791	$659	$651	$356	$709	(10)%	99%	$1,716	$2,338	(27)%
Pre-tax operating margin	29%	27%	26%	14%	29%			23%	30%
Pre-tax operating margin (ex. amortization of intangible assets)	31%	29%	28%	16%	30%			25%	32%
Investment services fees as a percentage of noninterest expense (b)	98%	90%	94%	94%	96%			95%	97%
Securities lending revenue	$32	$35	$39	$48	$37	16%	(23)%	$124	$111	12%

Metrics:

Market value of assets under custody and administration at period-end (in trillions) (c)	$25.9	$25.8	$26.6	$27.1	$27.9	8%	3%	$27.9	$25.9	8%

Market value of securities on loan at period-end (in billions) (d)	$250	$269	$265	$275	$259	4%	(6)%	$259	$250	4%

Average loans	$22,879	$26,804	$25,902	$24,981	$24,361	6%	(2)%	$25,079	$22,116	13%

Average deposits	$181,848	$188,539	$175,055	$172,435	$188,036	3%	9%	$178,544	$158,507	13%
Asset servicing:

New business wins (AUC) (in billions)	$96	$431	$453	$314	$522

Corporate Trust:

Total debt serviced (in trillions)	$11.9	$11.8	$11.9	$11.5	$11.6	(3)%	1%

Number of deals administered	134,843	133,850	133,319	133,301	131,754	(2)%	(1)%

Depositary Receipts:

Number of sponsored programs	1,384	1,389	1,391	1,393	1,393	1%	-%

Clearing services:

DARTS volume (in thousands)	207.7	178.7	196.6	189.8	172.7	(17)%	(9)%

Average active clearing accounts U.S. (in thousands)	5,503	5,429	5,413	5,427	5,452	(1)%	-%

Average long-term mutual fund assets (U.S. platform)	$287,573	$287,562	$306,212	$306,973	$323,289	12%	5%

Average margin loans	$7,351	$7,548	$7,900	$8,231	$7,922	8%	(4)%

Broker-Dealer:

Average collateral management balances (in billions)	$1,872	$1,866	$1,929	$1,997	$2,009	7%	1%

Treasury services:

Global payments transaction volume (in thousands)	11,088	10,856	10,838	11,117	11,289	2%	2%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.
(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.
(c)	Includes the assets under custody or administration of CIBC Mellon Global Securities Services Company, a joint venture with the Canadian Imperial Bank of Commerce, of $1.0 trillion at Sept. 30, 2011, $1.1 trillion at Dec. 31, 2011, $1.2 trillion at March 31, 2012, June 30, 2012 and Sept. 30, 2012.
(d)	Represents the total amount of securities on loan managed by the Investment Services business.

22    BNY Mellon

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, collateral services, alternative investment services, corporate trust and depositary receipt, as well as clearing services and global payment/working capital solutions to institutional clients. See page 22 of the 2011 Annual Report for additional information on our Investment Services business.

We are one of the leading global securities servicing providers with a record level of $27.9 trillion of assets under custody and administration at Sept. 30, 2012. We are the largest custodian for U.S. corporate and public pension plans, and we service 44% of the top 50 endowments. We are one of the largest global providers of performance and risk analytics reporting, with $9.6 trillion in assets under measurement. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. European asset servicing continues to grow across all products, reflecting significant cross-border investment and capital flows.

We are one of the largest providers of fund services in the world, servicing over $6.5 trillion in assets. We are the third largest fund administrator in the alternative investment services industry and service 41% of the funds in the U.S. exchange-traded funds marketplace.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are an industry leader in collateral management, servicing on average $2.0 trillion in global collateral, including tri-party repo collateral worldwide. We currently service approximately $1.4 trillion of the $1.8 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party agent services to dealers and cash investors active in the tri-party repurchase, or tri-party repo, market. We currently have an approximately 80% market share of the U.S. tri-party repo market. As a tri-party repo agent, we facilitate settlement between dealers (cash borrowers) and investors (cash lenders). Our involvement in a transaction commences after a dealer and a cash investor agree to a tri-party repo trade and send instructions to us. We maintain custody of the collateral (the subject securities of the repo)

and execute the payment and delivery instructions agreed to and provided by the principals.

BNY Mellon is working to implement recommendations by the U.S. Tri-Party Repo Infrastructure Reform Task Force to significantly reduce the secured intraday credit we provide. BNY Mellon has implemented several measures in that regard, including: (1) a later day unwind for most maturing tri-party repos to reduce the time of our exposure, (2) an auto collateral exchange process that allows dealers to replace pledged collateral by first over-collateralizing with cash, and (3) a three-way trade confirmation process known as automated deal matching to ensure accuracy and transparency.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 28 markets.

Global Collateral Services serves broker-dealers and institutional investors facing expanding collateral management needs as a result of current and emerging regulatory and market requirements. Global Collateral Services brings together BNY Mellon’s global capabilities in segregating, optimizing, financing and transforming collateral on behalf of clients, including its market leading broker-dealer collateral management, securities lending, collateral financing, liquidity and derivatives services teams.

BNY Mellon provides the infrastructure, technology and processing services for debt capital markets transactions. We service $11.6 trillion in outstanding debt from 61 locations in 20 countries.

We serve as depositary for 1,393 sponsored American and global depositary receipt programs at Sept. 30, 2012, acting in partnership with leading companies from more than 68 countries – a 61% global market share.

With a network of more than 2,000 correspondent financial institutions, we help clients in their efforts to optimize cash flow, manage liquidity and make payments more efficiently around the world in more than 100 currencies. We are the fifth largest Fedwire and CHIPS payment processor, processing about 170,000 global payments daily totaling an average of $1.4 trillion.

BNY Mellon    23

Pershing LLC (“Pershing”), our clearing service, takes a consultative approach, working with more than 1,500 financial organizations and 100,000 investment professionals who collectively represent approximately 5.5 million active accounts by delivering dependable operational support; robust trading services; flexible technology; an expansive array of investment solutions, including managed accounts, mutual funds and cash management; practice management support; and service excellence.

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

Review of financial results

Assets under custody and administration at Sept. 30, 2012 were a record $27.9 trillion, an increase of 8% from $25.9 trillion at Sept. 30, 2011 and 3% from $27.1 trillion at June 30, 2012. Both increases were driven by higher market values and net new business. Assets under custody and administration were comprised of 32% equity securities and 68% fixed income securities at Sept. 30, 2012, 28% equity securities and 72% fixed income securities at Sept. 30, 2011 and 31% equity securities and 69% fixed income securities at June 30, 2012. Assets under custody and administration at Sept. 30, 2012 consisted of assets related to custody, mutual funds and corporate trust businesses of $22.1 trillion, broker-dealer service assets of $3.6 trillion, and all other assets of $2.2 trillion.

Income before taxes was $709 million in the third quarter of 2012 compared with $791 million in the third quarter of 2011 and $356 million in the second quarter of 2012. Income before taxes, excluding amortization of intangible assets, was $756 million in the third quarter of 2012 compared with $840 million in the third quarter of 2011 and $405 million in the second quarter of 2012. The decrease compared with the prior year period primarily reflects lower Depositary Receipts revenue, lower foreign exchange and other trading revenue, lower net interest revenue and the impact of the sale of the Shareowner Services business in the fourth quarter of 2011, partially offset by lower litigation expense. The sequential increase primarily reflects lower litigation expense and seasonally higher Depositary Receipts revenue, which was partially offset by lower Clearing Services revenue, and a seasonal decrease in securities lending revenue.

Revenue generated in the Investment Services businesses includes 37% from non-U.S. sources in the third quarter of 2012, 40% in the third quarter of 2011 and 36% in the second quarter of 2012.

Investment services fees decreased $80 million, or 5%, compared with the third quarter of 2011 and increased $8 million, or less than 1% (unannualized), sequentially. The fluctuations were driven by the following:

•

Asset servicing revenue (global custody, broker-dealer services and alternative investment services) was $912 million in the third quarter of 2012 compared with $894 million in the third quarter of 2011 and $920 million in the second quarter of 2012. The year-over-year increase primarily reflects net new business and higher market values and securities lending revenue. The sequential decrease was primarily driven by a seasonal decrease in securities lending revenue, partially offset by net new business and higher market values. In the third quarter of 2012, we had $522 billion of new business wins in assets under custody.

•

Issuer services fees (Corporate Trust and Depositary Receipts) were $310 million in the third quarter of 2012 compared with $401 million in the third quarter of 2011 and $275 million in the second quarter of 2012. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue driven by lower volumes, and lower Corporate Trust fees reflecting the continued net run-off of structured debt securitizations. This run-off could reduce

24    BNY Mellon

the Company’s total annual revenue by one-half to three-quarters of 1% if the structured debt markets do not recover. The increase sequentially resulted from seasonally higher Depositary Receipts revenue, partially offset by lower Corporate Trust fees.

•

Clearing services fees (Pershing) were $287 million in the third quarter of 2012 compared with $297 million in the third quarter of 2011 and $309 million in the second quarter of 2012. Both decreases were primarily driven by lower DARTS volume.

Foreign exchange and other trading revenue was $158 million in the third quarter of 2012 compared with $236 million in the third quarter of 2011 and $179 million in the second quarter of 2012. The decreases compared with both prior periods reflect lower volatility and volumes.

Net interest revenue was $608 million in the third quarter of 2012 compared with $661 million in the third quarter of 2011 and $607 million in the second quarter of 2012. The year-over-year decrease reflects lower yields, partially offset by higher average deposits.

The provision for credit losses was a credit of $4 million in the third quarter of 2012, primarily resulting from loan sales.

Noninterest expense (excluding amortization of intangible assets) was $1.7 billion in the third quarter of 2012 compared with $1.8 billion in the third quarter of 2011 and $2.1 billion in the second quarter of 2012. The decreases compared with both prior periods primarily reflect lower litigation expense and continued expense control.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes totaled $1.7 billion in the first nine months of 2012 compared with $2.3 billion in the first nine months of 2011. Excluding intangible amortization, income before taxes decreased $627 million. Fee and other revenue decreased $272 million reflecting lower Depositary Receipts revenue and Corporate Trust fees, and lower foreign exchange revenue due primarily to a decline in volatility and volumes, partially offset by higher Clearing Services revenue and net new business. The $74 million decrease in net interest revenue was primarily due to lower spreads and yields, partially offset by higher average deposits and loans. Noninterest expense (excluding intangible amortization) increased $283 million primarily due to higher litigation expenses.

Other segment

						Year-to-date
(dollars in millions)	3Q11	4Q11	1Q12	2Q12	3Q12	2012	2011
Revenue:
Fee and other revenue	$121	$240	$166	$112	$150	$428	$537
Net interest revenue	63	91	68	75	89	232	122
Total revenue	184	331	234	187	239	660	659
Provision for credit losses	(22)	23	(11)	(5)	(1)	(17)	(23)
Noninterest expense (ex. amortization of intangible assets, M&I and restructuring charges)	182	245	253	189	218	660	703
Income (loss) before taxes (ex. amortization of intangible assets, M&I and restructuring charges)	24	63	(8)	3	22	17	(21)
Amortization of intangible assets	4	3	-	-	-	-	12
M&I and restructuring charges	12	139	9	22	13	44	41
Income (loss) before taxes	$8	$(79)	$(17)	$(19)	$9	$(27)	$(74)
Average loans and leases	$10,652	$10,223	$9,877	$10,248	$9,945	$10,023	$10,796

See page 24 of the 2011 Annual Report for a description of the Other segment. On Dec. 31, 2011, BNY Mellon sold its Shareowner Services business. In the first quarter of 2012, we reclassified the results of the Shareowner Services business to the Other segment from the Investment Services business.

Review of financial results

Income before taxes was $9 million in the third quarter of 2012 compared with $8 million in the third quarter of 2011 and a loss of $19 million in the second quarter of 2012.

BNY Mellon    25

Total fee and other revenue increased $29 million compared with the third quarter of 2011 and $38 million compared with the second quarter of 2012. The year-over-year increase reflects improved fixed income trading and higher net securities gains, partially offset by the impact of the sale of the Shareowner Service business in the fourth quarter of 2011. The sequential increase was driven by higher equity investment revenue, improved fixed income trading and higher asset-related gains, partially offset by lower net securities gains.

Noninterest expense (excluding amortization of intangible assets and M&I and restructuring charges) increased $36 million compared with the third quarter of 2011 and $29 million compared with the second quarter of 2012. The increase compared with the prior year period resulted from the cost of generating certain tax credits in the third quarter of 2012 and the benefit of state investment tax credits recorded in the third quarter of 2011 and higher equipment and software expense, partially offset by the impact of the sale of the Shareowner Services business. The sequential increase primarily reflects higher staff expense.

Year-to-date 2012 compared with year-to-date 2011

Income before taxes in the Other segment was a loss of $27 million in the first nine months of 2012 compared with a loss of $74 million in the first nine months of 2011. Total revenue increased $1 million as higher net interest revenue and higher fixed income trading more than offset the impact of the sale of the Shareowner Services business and lower equity investment revenue. Noninterest expenses (excluding amortization of intangible assets and M&I and restructuring charges) decreased $43 million, reflecting the impact of the sale of the Shareowner Services business, partially offset by the costs of certain tax credits.

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

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2011 Annual Report, pages 29 and 30.
Fair value of financial instruments	2011 Annual Report, pages 30 through 32.
OTTI	2011 Annual Report, page 32. See page 31 of this Form 10-Q for the impact of market assumptions on portions of our securities portfolio.
Goodwill and other intangibles	2011 Annual Report, pages 32 through 34 and Second quarter 2012 Form 10-Q pages 27-28.
Pension accounting	2011 Annual Report, pages 34 and 35.

Consolidated balance sheet review

At Sept. 30, 2012, total assets were $340 billion compared with $325 billion at Dec. 31, 2011. The increase in consolidated total assets resulted from increases in federal funds purchased and securities sold under repurchase agreements and client deposits. Deposits totaled $223 billion at Sept. 30, 2012 and $219 billion at Dec. 31, 2011. At Sept. 30, 2012, total interest-bearing deposits were 53% of total interest-earning assets. Federal funds purchased and securities sold under repurchase agreements were $12 billion at Sept. 30, 2012, compared with $6 billion at Dec. 31, 2011. The increase primarily reflects attractive overnight rate opportunities. Total assets averaged $319 billion in the third quarter of 2012 compared with $311 billion in the third quarter of 2011 and $305 billion in the second quarter of 2012. The fluctuations compared with both prior periods primarily reflect an increase in the levels of client deposits. Total deposits averaged $208 billion in the third quarter of 2012, $199 billion in the third quarter of 2011 and $193 billion in the second quarter of 2012.

At Sept. 30, 2012, we had approximately $46 billion of liquid funds and $78 billion of cash (including $73 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $124 billion of available funds. This compares with available funds of $135 billion at Dec. 31, 2011. Our percentage of liquid assets to total assets was 37% at Sept. 30, 2012 compared with 42% at Dec. 31, 2011. The decreases in available funds and liquid assets to total assets were primarily due to increased investments in agency residential mortgage-backed (“RMBS”), state and political subdivisions and U.S. Treasury securities, and

26    BNY Mellon

higher loan levels. At Sept. 30, 2012, we held $46 billion in liquid funds, $41 billion are placed in interest-bearing deposits with large, highly rated global financial institutions with a weighted-average life to maturity of 45 days. Of the $41 billion, $10 billion was placed with banks in the Eurozone.

Investment securities were $104 billion, or 31% of total assets, at Sept. 30, 2012 compared with $82 billion, or 25% of total assets, at Dec. 31, 2011. The increase primarily reflects larger investments in agency RMBS, state and political subdivision and U.S. Treasury securities, as well as an improvement in the unrealized gain of our investment securities portfolio.

Loans were $46 billion, or 13% of total assets, at Sept. 30, 2012 compared with $44 billion, or 14% of total assets, at Dec. 31, 2011. The increase in loan levels primarily reflects higher overdrafts and wealth management loans and mortgages.

Long-term debt decreased to $19.5 billion at Sept. 30, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the maturity of $1.4 billion of senior debt and $300 million of subordinated debt as well as the redemption of $500 million of junior subordinated debentures, partially offset by the issuance of $1.75 billion of senior debt in the first nine months of 2012.

Total shareholders’ equity applicable to BNY Mellon was $36.2 billion at Sept. 30, 2012 and $33.4 billion at Dec. 31, 2011. The increase in total shareholders’ equity primarily reflects earnings retention, an increase in the valuation of our investment securities portfolio and the issuance of noncumulative perpetual preferred stock, partially offset by share repurchases. In the first nine months of 2012, we issued $1,036 million, net of issuance costs, of noncumulative perpetual preferred stock which qualifies as Tier 1 capital under the recently released NPRs.

BNY Mellon, through its involvement in the Fixed Income Clearing Corporation, settles government securities transactions on a net basis for payment and delivery through the Fedwire system. As a result, at Sept. 30, 2012, the assets and liabilities of BNY Mellon were reduced by $140 million for the netting of repurchase agreements and reverse repurchase agreement transactions executed with the same counterparty under standardized Master Repurchase Agreements.

Exposure in Ireland, Italy, Spain, Portugal and Greece

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain, Portugal and Greece at Sept. 30, 2012 and Dec. 31, 2011. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

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

At Sept. 30, 2012, BNY Mellon had no exposure to Portugal and at Dec. 31, 2011, BNY Mellon had no exposure to Greece. Additionally, BNY Mellon had no sovereign exposure to the countries disclosed below at either Sept. 30, 2012 or Dec. 31, 2011.

Our exposure to Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

See “Risk management” in the 2011 Annual Report for additional information on how our exposures are managed.

BNY Mellon    27

Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at Sept. 30, 2012
(in millions)	Ireland	Italy	Spain	Greece	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$101	$145	$-	$-	$246
Investment securities (primarily European
Floating Rate Notes) (b)	156	130	25	-	311
Loans and leases (c)	424	475	76	33	1,008
Trading assets (d)	36	39	15	-	90
Total gross on-balance sheet exposure	717	789	116	33	1,655
Less:
Collateral	74	38	6	-	118
Guarantees	-	2	1	-	3
Total collateral and guarantees	74	40	7	-	121
Total net on-balance sheet exposure	$643	$749	$109	$33	$1,534
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$101	$-	$-	$-	$101
Letters of credit (f)	71	4	14	-	89
Total gross off-balance sheet exposure	172	4	14	-	190
Less:
Collateral	90	-	14	-	104
Total net off-balance sheet exposure	$82	$4	$-	$-	$86
Total exposure:
Total gross on- and off-balance sheet exposure	$889	$793	$130	$33	$1,845
Less: Total collateral and guarantees	164	40	21	-	225
Total net on- and off-balance sheet exposure	$725	$753	$109	$33	$1,620

(a)	Interest-bearing deposits with banks represent a $100 million placement with an Irish subsidiary of a UK holding company and $146 million of nostro accounts related to our custody business.
(b)	Represents $284 million, fair value, of residential mortgage-backed securities located in Ireland, Italy and Spain, of which 72% were investment grade, $24 million, fair value, of investment grade asset-backed CLOs located in Ireland, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $357 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $67 million commercial lease to an Irish company, which was fully collateralized by U.S. Treasuries, a $473 million overdraft to a financial institution located in Italy, $75 million of custody overdrafts primarily to financial institutions located in Spain, a $33 million overdraft to a telecommunications customer in our Corporate Trust business located in Greece and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days. The overdrafts in Italy, Spain and Greece have been repaid.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $36 million of receivables primarily due from Irish-domiciled investment funds and $54 million of receivables due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $7 million in Ireland, $38 million in Italy and $6 million in Spain.
(e)	Lending-related commitments represent $101 million to an insurance company, collateralized by $26 million of marketable securities.
(f)	Represents $71 million of letters of credit extended to an insurance company in Ireland, collateralized by $64 million of marketable securities, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

28    BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2011
(in millions)	Ireland	Italy	Spain	Portugal	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$97	$24	$4	$-	$125
Investment securities (primarily European
Floating Rate Notes) (b)	208	155	27	-	390
Loans and leases (c)	411	3	4	-	418
Trading assets (d)	117	53	16	3	189
Total gross on-balance sheet exposure	833	235	51	3	1,122
Less:
Collateral	102	39	7	3	151
Guarantees	-	3	1	-	4
Total collateral and guarantees	102	42	8	3	155
Total net on-balance sheet exposure	$731	$193	$43	$-	$967
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$273	$-	$-	$-	$273
Letters of credit (f)	-	2	14	-	16
Total gross off-balance sheet exposure	273	2	14	-	289
Less:
Collateral	190	-	14	-	204
Total net off-balance sheet exposure	$83	$2	$-	$-	$85
Total exposure:
Total gross on- and off-balance sheet exposure	$1,106	$237	$65	$3	$1,411
Less: Total collateral and guarantees	292	42	22	3	359
Total net on- and off-balance sheet exposure	$814	$195	$43	$-	$1,052

(a)	Interest-bearing deposits with banks represent a $96 million placement with an Irish subsidiary of a UK holding company and $29 million of nostro accounts related to our custody business.
(b)	Represents $364 million, fair value, of residential mortgage-backed securities, of which 97% were investment grade, $23 million, fair value, of investment grade asset-backed CLOs, and $3 million, fair value, of money market fund investments located in Ireland.
(c)	Loans and leases include $335 million of overdrafts primarily to Irish domiciled investment funds resulting from our custody business, a $65 million commercial lease fully collateralized by U.S. Treasuries, $15 million of financial institution loans, which were collateralized by marketable securities and $4 million of leases to airline manufacturing companies which are under joint and several guarantee arrangements, with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases.
(d)	Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $117 million of receivables due from Irish domiciled investment funds and $72 million due from financial institutions in Italy, Spain and Portugal. Cash collateral on the trading assets totaled $22 million in Ireland, $39 million in Italy, $7 million in Spain and $3 million in Portugal.
(e)	Lending-related commitments represent $100 million to an asset manager fully collateralized by marketable securities, and $173 million to an insurance company, collateralized by $90 million of marketable securities.
(f)	Represents a $14 million letter of credit extended to an insurance company in Spain fully collateralized by marketable securities. Exposure in Italy represents a $2 million letter of credit extended to a financial institution.

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

BNY Mellon    29

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio			3Q12 change in unrealized gain/(loss)				Fair value as a % of amortized cost(a)	Unrealized gain/(loss)
	June 30, 2012			Sept. 30, 2012					Ratings
				Amortized cost	Fair value				AAA/	A+/	BBB+/	BB+ and	Not
(dollars in millions)	Fair value								AA-	A-	BBB-	lower	rated
Agency RMBS	$39,441		$321	$40,298	$41,462		103%	$1,164	100%	-%	-%	-%	-%
U.S. Treasury securities	15,073		36	20,024	20,356		102	332	100	-	-	-	-
Sovereign debt/sovereign guaranteed (b)	8,935		16	9,529	9,698		102	169	100	-	-	-	-
Non-agency RMBS (c)	3,037		285	2,623	3,200		74	577	1	-	2	97	-
Non-agency RMBS	1,692		119	1,813	1,724		88	(89)	13	16	10	61	-
European floating rate notes (d)	3,896		96	4,419	4,231		95	(188)	75	20	2	3	-
Commercial MBS	3,012		44	2,780	2,931		105	151	81	17	2	-	-
State and political subdivisions	5,684		55	6,111	6,210		102	99	84	14	1	-	1
Foreign covered bonds (e)	3,928		58	3,760	3,876		103	116	100	-	-	-	-
Corporate bonds	1,785		20	1,786	1,863		104	77	25	65	9	1	-
CLO	1,013		8	1,111	1,107		100	(4)	100	-	-	-	-
U.S. Government agency debt	1,097		-	1,055	1,086		103	31	100	-	-	-	-
Consumer ABS	1,060		4	1,750	1,763		101	13	88	12	-	-	-
Other (f)	3,339		(14)	4,087	4,127		101	40	42	54	-	-	4
Total investment securities	$92,992	(g)	$1,048	$101,146	$103,634	(g)	101%	$2,488	89%	6%	1%	4%	-%

(a)	Amortized cost before impairments.
(b)	Primarily comprised of exposure to UK, France, Germany and Netherlands.
(c)	These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.
(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.
(e)	Primarily comprised of exposure to Germany, Canada and UK.
(f)	Includes commercial paper of $2.0 billion and $2.2 billion, fair value, and money market funds of $918 million and $1.6 billion, fair value, at June 30, 2012 and Sept. 30, 2012, respectively.
(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $417 million at June 30, 2012 and $407 million at Sept. 30, 2012.

The fair value of our investment securities portfolio was $103.6 billion at Sept. 30, 2012 compared with $81.7 billion at Dec. 31, 2011. The increase in the fair value of the investment securities portfolio primarily reflects larger investments in agency RMBS, state and political subdivision and U.S. Treasury securities, as well as an improvement in the unrealized gain of our investment securities. In the third quarter of 2012, we received $215 million of paydowns and sold $46 million of sub-investment grade securities.

At Sept. 30, 2012, the total investment securities portfolio had an unrealized pre-tax gain of $2.5 billion compared with $1.4 billion at June 30, 2012 and $793 million at Dec. 31, 2011. The improvement in the valuation of the investment securities portfolio was primarily driven by a decline in interest rates and improved credit spreads. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $1.4 billion at Sept. 30, 2012 compared with $784 million at June 30, 2012 and $417 million at Dec. 31, 2011.

At Sept. 30, 2012, June 30, 2012 and Dec. 31, 2011, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

At Sept. 30, 2012, we had $943 million of accretable discount related to the restructuring of the investment securities portfolio. The discount related to these securities had a remaining average life of approximately 5.4 years. The accretion of discount related to these securities increased net interest revenue and was recorded on a level yield basis. The discount accretion totaled $66 million in the third quarter of 2012, $97 million in the third quarter of 2011 and $74 million in the second quarter of 2012.

30    BNY Mellon

Also, at Sept. 30, 2012, we had $2.6 billion of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 4.0 years. For these securities, the amortization of net premium decreased net interest revenue and was recorded on a level yield basis. We recorded net premium amortization of $139 million in the third quarter of 2012, $68 million in the third quarter of 2011 and $118 million in the second quarter of 2012.

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses)				Year-to-date
(in millions)	3Q12	2Q12	3Q11	2012	2011
Sovereign debt	$15	$61	$-	$83	$-
U.S. Treasury	-	44	3	82	44
Corporate bonds	10	7	-	19	-
FDIC-insured debt	-	-	-	10	-
Prime RMBS	(1)	(1)	-	(3)	9
Alt-A RMBS	(2)	(3)	(1)	(15)	3
Trust preferred	-	(18)	-	(18)	-
Subprime RMBS	-	(23)	(1)	(26)	(13)
European floating rate notes	(6)	(22)	(4)	(29)	(19)
Agency RMBS	-	-	-	-	8
Other	6	5	1	9	19
Net securities gains (losses)	$22	$50	$(2)	$112	$51

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2012, this analysis resulted in $6 million of credit losses primarily on subprime RMBS, European floating rate notes and Alt-A RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, credit-related impairment charges on these securities would have increased $1 million (pre-tax) or decreased $2 million (pre-tax) in the third quarter of 2012. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At Sept. 30, 2012, the investment securities portfolio includes $36 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2012. The unrealized loss on these securities was $188 million at Sept. 30, 2012, an improvement of 34% from June 30, 2012 and 46% from Dec. 31, 2011.

European floating rate notes at Sept. 30, 2012 (a)
			Total fair
(in millions)	RMBS	Other	value
United Kingdom	$1,898	$259	$2,157
Netherlands	1,553	47	1,600
Ireland	129	24	153
Italy	130	-	130
Australia	81	-	81
Germany	1	71	72
Spain	25	-	25
France	3	10	13
Total	$3,820	$411	$4,231

(a)	75% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon    31

Loans

Total exposure — consolidated	Sept. 30, 2012			Dec. 31, 2011
		Unfunded	Total		Unfunded	Total
(in billions)	Loans	commitments	exposure	Loans	commitments	exposure
Non-margin loans:
Financial institutions	$11.0	$15.2	$26.2	$11.1	$15.5	$26.6
Commercial	1.2	17.4	18.6	1.3	16.3	17.6
Subtotal institutional	12.2	32.6	44.8	12.4	31.8	44.2
Wealth management loans and mortgages	8.2	1.6	9.8	7.3	1.5	8.8
Commercial real estate	1.7	1.7	3.4	1.5	1.5	3.0
Lease financing	2.5	-	2.5	2.6	-	2.6
Other residential mortgages	1.7	-	1.7	1.9	-	1.9
Overdrafts	5.9	-	5.9	4.8	-	4.8
Other	0.7	-	0.7	0.7	-	0.7
Subtotal non-margin loans	32.9	35.9	68.8	31.2	34.8	66.0
Margin loans	13.0	0.5	13.5	12.8	0.7	13.5
Total	$45.9	$36.4	$82.3	$44.0	$35.5	$79.5

At Sept. 30, 2012, total exposures were $82.3 billion, an increase of 4% from $79.5 billion at Dec. 31, 2011, primarily reflecting higher wealth management loans and mortgages as well as higher commercial exposure and overdrafts, partially offset by lower exposure in the financial institutions portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 54% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table:

Financial institutions	Sept. 30, 2012					Dec. 31, 2011
portfolio exposure (dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Banks	$6.3	$2.1	$8.4	83%	93%	$6.3	$1.9	$8.2
Securities industry	3.2	2.1	5.3	96	95	3.8	2.6	6.4
Asset managers	1.1	3.6	4.7	99	76	0.8	3.2	4.0
Insurance	0.2	4.4	4.6	98	27	0.1	4.6	4.7
Government	-	1.7	1.7	95	20	-	1.6	1.6
Other	0.2	1.3	1.5	99	57	0.1	1.6	1.7
Total	$11.0	$15.2	$26.2	93%	72%	$11.1	$15.5	$26.6

The financial institutions portfolio exposure was $26.2 billion at Sept. 30, 2012 compared with $26.6 billion at Dec. 31, 2011. The decrease primarily reflects lower exposure to broker-dealers, partially offset by increased exposure to asset managers.

Financial institution exposures are high-quality, with 93% meeting the investment grade equivalent criteria of our rating system at Sept. 30, 2012. These exposures are generally short-term. Of these exposures, 72% expire within one year, and 36% expire within 90 days. In addition, 40% of the financial institution exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating classification generally caps the rating based upon the sovereign rating of the country where the counterparty resides regardless of the credit rating of the counterparty or the underlying collateral.

Our bank exposure is primarily related to our global trade finance and U.S. dollar-clearing businesses. These exposures are predominately to investment grade counterparties and are short-term in nature.

32    BNY Mellon

The asset manager portfolio exposures are high- quality, with 99% meeting our investment grade equivalent ratings criteria as of Sept. 30, 2012.

These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table:

Commercial portfolio exposure	Sept. 30, 2012					Dec. 31, 2011
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr.	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.4	$5.8	89%	11%	$0.3	$5.7	$6.0
Energy and utilities	0.2	5.4	5.6	97	11	0.3	4.8	5.1
Services and other	0.5	5.0	5.5	93	18	0.5	4.5	5.0
Media and telecom	0.1	1.6	1.7	90	4	0.2	1.3	1.5
Total	$1.2	$17.4	$18.6	93%	12%	$1.3	$16.3	$17.6

The commercial portfolio exposure increased 6% to $18.6 billion at Sept. 30, 2012 from $17.6 billion at Dec. 31, 2011, primarily reflecting an increase in exposure in the services and other and energy and utilities portfolios.

Our goal is to maintain a predominantly investment grade portfolio. The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percentage of the portfolios that are investment grade	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Financial institutions	92%	93%	92%	92%	93%
Commercial	91%	91%	92%	93%	93%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal rating grade, which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time. The execution of our strategy has resulted in 93% of our financial institutions and commercial portfolios rated as investment grade at Sept. 30, 2012.

Wealth management loans and mortgages

Wealth management loans and mortgages are primarily composed of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. In the wealth management portfolio, 1% of the mortgages were past due at Sept. 30, 2012.

At Sept. 30, 2012, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York – 22%; California –18%; Massachusetts – 17%; Florida – 8%; and other – 35%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $3.4 billion at Sept. 30, 2012 and $3.0 billion at Dec. 31, 2011.

BNY Mellon    33

At Sept. 30, 2012, 57% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 59% secured by residential buildings, 17% secured by office buildings, 12% secured by retail properties and 12% secured by other categories. Approximately 97% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At Sept. 30, 2012, our commercial real estate portfolio was comprised of the following geographic concentrations: New York metro – 44%; investment grade REITs – 41%; and other – 15%.

Lease financings

The leasing portfolio exposure totaled $2.5 billion and includes $190 million of airline exposures at Sept. 30, 2012 compared with $2.6 billion of leasing exposures, including $197 million of airline exposures, at Dec. 31, 2011. At Sept. 30, 2012, approximately 90% of the leasing exposure was investment grade.

At Sept. 30, 2012, the $2.3 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At Sept. 30, 2012, our exposure to the airline industry consisted of $68 million to major U.S. carriers, $106 million to foreign airlines and $16 million to U.S. regional airlines.

Despite the significant improvement in revenues and yields that the U.S domestic airline industry achieved in the past year, high fuel prices pose a significant challenge for these carriers. Combined with their high fixed cost operating models, extremely high debt levels and sensitivity to economic cycles, the domestic airlines remain vulnerable. As such, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.7 billion at Sept. 30, 2012 compared with

$1.9 billion at Dec. 31, 2011. Included in this portfolio at Sept. 30, 2012 are $521 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2012, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination, and 25% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At Sept. 30, 2012, we had $12 million in subprime mortgages included in our other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

34    BNY Mellon

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Margin loans	$13,036	$13,462	$12,760	$10,327
Non-margin loans	32,853	31,969	31,219	34,985
Total loans	$45,889	$45,431	$43,979	$45,312
Beginning balance of allowance for credit losses	$467	$494	$498	$535
Provision for credit losses	(5)	(19)	23	(22)
Net (charge-offs) recoveries:
Financial institutions	(4)	(4)	(7)	–
Other residential mortgages	(1)	(5)	(14)	(14)
Commercial	(1)	1	–	(1)
Foreign	–	–	(2)	–
Commercial real estate	–	–	(1)	–
Net (charge-offs)	$(6)	$(8)	$(24)	$(15)
Ending balance of allowance for credit losses	$456	$467	$497	$498
Allowance for loan losses	$339	$362	$394	$392
Allowance for lending-related commitments	$117	$105	$103	$106
Allowance for loan losses as a percentage of total loans	0.74%	0.80%	0.90%	0.87%
Allowance for loan losses as a percentage of non-margin loans	1.03%	1.13%	1.26%	1.12%
Total allowance for credit losses as a percentage .of total loans	0.99%	1.03%	1.13%	1.10%
Total allowance for credit losses as a percentage of non-margin loans	1.39%	1.46%	1.59%	1.42%

Net charge-offs were $6 million in the third quarter of 2012, $15 million in the third quarter of 2011, and $8 million in the second quarter of 2012. Net charge-offs in the third quarter of 2012 were primarily driven by the financial institutions portfolio. In the second quarter of 2012, net charge-offs were driven by the other residential mortgages and financial institutions portfolios. Net charge offs in the third quarter of 2011 primarily reflect $14 million in the other residential mortgage portfolio.

The provision for credit losses was a credit of $5 million in the third quarter of 2012 primarily resulting from loan sales and repayments. The provision for credit losses was a credit of $22 million in the third quarter of 2011 and a credit of $19 million in the second quarter of 2012. We anticipate the provision for credit losses will not be significant in the fourth quarter of 2012.

The total allowance for credit losses was $456 million at Sept. 30, 2012, a decrease of $41 million compared with Dec. 31, 2011 and $42 million compared with Sept. 30, 2011. The decrease compared with Dec. 31, 2011 primarily resulted from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, improvements and loan sales in the mortgage portfolio, as well as a decline in criticized assets. The decrease compared with Sept. 30, 2011 primarily resulted from improvements and loan sales in the mortgage portfolio and a decline in criticized assets.

The ratio of the total allowance for credit losses to non-margin loans was 1.39% at Sept. 30, 2012, 1.59% at Dec. 31, 2011 and 1.42% at Sept. 30, 2011. The ratio of the allowance for loan losses to non-margin loans was 1.03% at Sept. 30, 2012, 1.26% at Dec. 31, 2011 and 1.12% at Sept. 30, 2011. The decrease in these ratios at Sept. 30, 2012 compared with Dec. 31, 2011 resulted from a decline in the expected loss related to a broker-dealer customer that previously filed for bankruptcy, as well as improvements in the mortgage portfolio.

We had $13.0 billion of secured margin loans on our balance sheet at Sept. 30, 2012 compared with $12.8 billion at Dec. 31, 2011. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

We utilize a quantitative methodology and qualitative framework for determining the allowance for credit losses. The three elements of the quantitative methodology are:

•	an allowance for impaired credits of $1 million or greater;
•	an allowance for higher risk-rated credits and pass-rated credits; and
•	an allowance for residential mortgage loans.

BNY Mellon    35

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

The second element, higher risk-rated credits and pass-rated credits, is based on our probable loss model. All borrowers are assigned to pools based on their credit ratings. The probable loss inherent in each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third-party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly. All loans over $1 million are individually analyzed before being assigned a credit rating.

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

Based on an evaluation of these three elements and our qualitative framework, we have allocated our allowance for credit losses as follows:

Allocation of allowance to our portfolio	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Other residential mortgages	31%	33%	31%	33%
Commercial	22	22	18	20
Foreign	12	12	12	11
Lease financing	12	12	13	18
Financial institutions	8	8	13	6
Commercial real estate	8	7	7	6
Wealth management (a)	7	6	6	6
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $59 million, while if each credit were rated one grade worse, the allowance would have increased by $92 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $43 million, while if the loss given default were one rating better, the allowance would have decreased by $35 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $2 million, respectively.

36    BNY Mellon

Nonperforming assets

The following table shows the distribution of non-performing assets.

Nonperforming assets (dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011
Nonperforming loans:
Other residential mortgages	$166	$177	$203
Wealth management	33	35	32
Commercial	29	31	21
Commercial real estate	29	30	40
Foreign	9	9	10
Financial institutions	3	3	23
Total nonperforming loans	269	285	329
Other assets owned	5	9	12
Total nonperforming assets (a)	$274	$294	$341
Nonperforming assets ratio	0.60%	0.65%	0.78%
Nonperforming assets ratio, excluding margin loans	0.83	0.92	1.09
Allowance for loan losses/nonperforming loans	126.0	127.0	119.8
Allowance for loan losses/nonperforming assets	123.7	123.1	115.5
Total allowance for credit losses/nonperforming loans	169.5	163.9	151.1
Total allowance for credit losses/nonperforming assets	166.4	158.8	145.7

(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $153 million at Sept. 30, 2012, $155 million at June 30, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity (in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011
Balance at beginning of period	$294	$331	$344
Additions	10	15	69
Return to accrual status	(5)	(6)	(8)
Net charge-offs	(4)	(11)	(24)
Paydowns/sales	(17)	(30)	(37)
Net change in other real estate owned	(4)	(5)	(3)
Balance at end of period	$274	$294	$341

Nonperforming assets were $274 million at Sept. 30, 2012, a decrease of $20 million compared with June 30, 2012. The decrease primarily resulted from paydowns/sales in the residential mortgage, wealth management and commercial portfolios, as well as net charge-offs and the return to accrual status of residential mortgage loans. The decrease was partially offset by additions of residential mortgage loans.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $222.9 billion at Sept. 30, 2012 compared with $219.1 billion at Dec. 31, 2011. The increase reflects higher foreign and domestic interest-bearing deposits primarily offset by lower noninterest-bearing deposits.

Interest-bearing deposits were $144.1 billion at Sept. 30, 2012 compared with $123.8 billion at Dec. 31, 2011. Noninterest-bearing deposits were $78.8 billion at Sept. 30, 2012 compared with $95.3 billion at Dec. 31, 2011.

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

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements	Quarter ended
(dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
Maximum daily balance during the quarter	$15,712	$21,818	$21,690
Average daily balance	$10,092	$11,254	$10,164
Weighted-average rate during the quarter	(0.06)%	0.01%	0.03%
Ending balance	$12,450	$9,162	$6,768
Weighted-average rate at period end	(0.02)%	(0.03)%	0.01%

BNY Mellon    37

Federal funds purchased and securities sold under repurchase agreements were $12.5 billion at Sept. 30, 2012, $9.2 billion at June 30, 2012 and $6.8 billion at Sept. 30, 2011. The increase compared with both prior periods primarily reflects attractive overnight rate opportunities. The maximum daily balance in the third quarter of 2012 was $15.7 billion and also resulted from attractive overnight rate opportunities. The weighted-average rates in the third quarter of 2012 and the second quarter of 2012 reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker- dealers	Quarter ended
(dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
Maximum daily balance during the quarter	$14,639	$15,812	$14,190
Average daily balance	$13,205	$13,255	$12,303
Weighted-average rate during the quarter (a)	0.10%	0.10%	0.10%
Ending balance	$13,675	$13,305	$13,097
Weighted-average rate at period end	0.09%	0.10%	0.09%
(a)	The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $8,141 million in the third quarter of 2012, $7,895 million in the second quarter of 2012 and $7,692 million in the third quarter of 2011.

Payables to customers and broker-dealers represent funds awaiting reinvestment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $13.7 billion at Sept. 30, 2012, $13.3 billion at June 30, 2012 and $13.1 billion at Sept. 30, 2011. Payables to customers and broker-dealers are driven by customer trading activity and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
Maximum daily balance during the quarter	$2,331	$2,547	$575
Average daily balance	$968	$1,436	$300
Weighted-average rate during the quarter	0.12%	0.29%	0.08%
Ending balance	$1,278	$1,564	$44
Weighted-average rate at period end	0.11%	0.14%	0.03%

Commercial paper outstanding was $1.3 billion at Sept. 30, 2012, $1.6 billion at June 30, 2012 and $44 million at Sept. 30, 2011. Average commercial paper outstanding was $1.0 billion in the third quarter of 2012, $1.4 billion in the second quarter of 2012 and $300 million in the third quarter of 2011. The increase compared with Sept. 30, 2011 was primarily driven by attractive short-term borrowing opportunities and Parent funding requirements. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
Maximum daily balance during the quarter	$1,345	$2,795	$4,561
Average daily balance	$887	$1,114	$1,956
Weighted-average rate during the quarter	1.31%	1.88%	0.87%
Ending balance	$1,139	$1,374	$4,561
Weighted-average rate at period end	1.66%	2.75%	1.81%

Other borrowed funds primarily include borrowings under lines of credit by our Pershing subsidiaries; and overdrafts of sub-custodian account balances in our Investment Services business. Overdrafts in these accounts typically relate to timing differences for settlements. Other borrowed funds were $1.1 billion at Sept. 30, 2012, $1.4 billion at June 30, 2012 and $4.6 billion at Sept. 30, 2011. The decrease compared with the prior year period reflects a change in the source of funding our Pershing subsidiaries.

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

38    BNY Mellon

Our overall approach to liquidity management is to ensure that sources of liquidity are sufficient in amount and diversity such that changes in funding requirements at the Parent and at the various bank subsidiaries can be accommodated routinely without material adverse impact on earnings, daily operations or our financial condition.

BNY Mellon seeks to maintain an adequate liquidity cushion in both normal and stressed environments and seeks to diversify funding sources by line of business, customer and market segment. Additionally, we seek to maintain liquidity ratios within approved limits and liquidity risk tolerance, maintain a liquid asset buffer that can be liquidated, financed and/or pledged as necessary, and control the levels and sources of wholesale funds.

Potential uses of liquidity include withdrawals of customer deposits and client drawdowns on unfunded credit or liquidity facilities. We actively monitor unfunded lending-related commitments, thereby reducing unanticipated funding requirements.

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, unencumbered collateral, funding sources and balance sheet liquidity ratios. We monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets and liquid assets as a percentage of purchased funds. All of these ratios exceeded our minimum guidelines at Sept. 30, 2012.

We also perform liquidity stress tests to ensure the Company maintains sufficient liquidity resources under multiple stress scenarios. Stress tests are based on scenarios that measure liquidity risks under unlikely but plausible events. The Company performs these tests under various time horizons ranging from one day to one year in a base case, as well as supplemental tests to determine whether the Company’s liquidity is sufficient for severe market events and firm-specific events. Under our scenario testing program, the results of the tests indicate that the Company has sufficient liquidity.

Available funds are defined as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds, including liquid funds, at period end and on an average basis. The decline in available funds at Sept. 30, 2012 compared with Dec. 31, 2011 resulted from a decrease in interest-bearing deposits with the Federal Reserve and other central banks as we increased the level of our securities portfolio.

Available and liquid funds	Sept. 30,	Dec. 31,	Average
(in millions)	2012	2011	3Q12	2Q12	3Q11	YTD12	YTD11
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$40,578	$36,321	$41,201	$38,474	$60,412	$38,267	$59,124
Federal funds sold and securities purchased under resale agreements	5,753	4,510	5,315	5,493	4,865	5,327	4,653
Total liquid funds	46,331	40,831	46,516	43,967	65,277	43,594	63,777
Cash and due from banks	4,991	4,175	4,276	4,412	5,204	4,320	4,548
Interest-bearing deposits with the Federal
Reserve and other central banks	73,118	90,243	61,849	57,904	61,115	61,096	38,666
Total available funds	$124,440	$135,249	$112,641	$106,283	$131,596	$109,010	$106,991
Total available funds as a percentage of total assets	37%	42%	35%	35%	42%	35%	38%

BNY Mellon    39

On an average basis for the first nine months of 2012 and the first nine months of 2011, non-core sources of funds, such as money market rate accounts, federal funds purchased, trading liabilities, other borrowings and commercial paper, were $21.1 billion and $17.5 billion, respectively. The increase primarily reflects higher levels of money market rate accounts, federal funds purchased and commercial paper, partially offset by lower levels of trading liabilities and other borrowings. Average foreign deposits, primarily from our European-based Investment Services business, were $89.5 billion for the first nine months of 2012 compared with $82.2 billion for the first nine months of 2011. The increase primarily reflects growth in client deposits. Domestic savings and time deposits averaged $34.4 billion for the first nine months of 2012 compared with $35.9 billion for the first nine months of 2011. The decrease reflects a reduction in both domestic savings and time deposits.

Average payables to customers and broker-dealers were $7.9 billion for the first nine months of 2012 and $7. 1 billion for the first nine months of 2011. Long-term debt averaged $20.1 billion for the first nine months of 2012 compared with $17.6 billion for the first nine months of 2011. The increase in average long-term debt was driven by planned capital actions and anticipated maturities. Average noninterest-bearing deposits increased to $66.6 billion for the first nine months of 2012 from $51.8 billion for the first nine months of 2011, reflecting growth in client deposits. A significant reduction in our Investment Services businesses would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;
•	dividends from its subsidiaries;
•	access to the commercial paper market; and
•	access to the long-term debt and equity markets.

Our bank subsidiaries can declare dividends to the Parent of approximately $4.1 billion, subsequent to Sept. 30, 2012, without the need for a regulatory waiver. In addition, at Sept. 30, 2012, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

In the third quarter of 2012, BNY Mellon’s quarterly cash dividend was $0.13 per common share. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, common dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in Note 20 of the Notes to Consolidated Financial Statements contained in the 2011 Annual Report.

For the quarter ended Sept. 30, 2012, the Parent’s quarterly average commercial paper borrowings were $968 million compared with $300 million for the quarter ended Sept. 30, 2011. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper issued by the Parent was $1.3 billion at Sept. 30, 2012 and $10 million at Dec. 31, 2011. The Parent had cash of $5.2 billion at Sept. 30, 2012 compared with $4.6 billion at Dec. 31, 2011. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2012 decreased $581 million compared with Dec. 31, 2011, primarily reflecting increased loans to subsidiaries, which replaced external funding sources, and share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the third quarter of 2012, we repurchased 13.4 million common shares in the open market at an average price of $21.47 per share for a total of $288 million.

While the Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 12 months without the need to receive dividends from its bank subsidiaries or issue debt, our practice has been to maintain sufficient cash for the next 24 months. As of Sept. 30, 2012, the Parent was in compliance with its liquidity policy and practice.

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

40    BNY Mellon

Our ability to access capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of Sept. 30, 2012, were as follows:

Debt ratings at Sept. 30, 2012

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

As a result of Moody’s and Standard & Poor’s (“S&P”) government support assumptions on U.S. financial institutions, the Parent’s Moody’s and S&P ratings benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s and one notch of “lift” from S&P.

Subsequent to Sept. 30, 2012, S&P, Fitch and DBRS reaffirmed all of our debt ratings.

Long-term debt decreased to $19.5 billion at Sept. 30, 2012 from $19.9 billion at Dec. 31, 2011, primarily due to the maturity of $1.4 billion of senior debt and $300 million of subordinated debt as well as the redemption of $500 million of junior subordinated debentures, partially offset by the issuance of $1.75 billion of senior debt in the first nine months of 2012.

The Parent has $1.8 billion of long-term debt that will mature in the fourth quarter of 2012 and has the option to call $28 million of subordinated debt in the fourth quarter of 2012, which it may call and refinance if market conditions are favorable.

On Oct. 25, 2012, we issued $600 million of fixed-rate senior medium-term notes maturing in 2015 with an annual interest rate of 0.70%, $500 million of fixed-rate senior medium-term notes maturing in 2018 with an annual interest rate of 1.30%, and $400 million of floating rate senior notes maturing in 2015.

On Sept. 19, 2012, BNY Mellon issued 22 million depositary shares (“Series C Depositary Shares”), each representing a 1/4,000th interest in a share of BNY Mellon’s Series C Noncumulative Perpetual Preferred Stock (the “Series C preferred stock”). The proceeds of the offering totaled $536 million, net of issuance costs. On Oct. 10, 2012, BNY Mellon issued an additional 1.3 million of Series C Depositary Shares for $32 million, net of issuance costs, in connection with the underwriters’ overallotment option. BNY Mellon will pay dividends on the Series C preferred stock, if declared by our board of directors, at an annual rate of 5.2%.

At Sept. 30, 2012, we had approximately $1.2 billion of trust preferred securities outstanding that qualify as Tier 1 capital, including $850 million that are currently callable. On Oct. 26, 2012, BNY Mellon sent a redemption notice in respect of all outstanding 6.875% Trust Preferred Securities, Series E, issued by BNY Capital IV (liquidation amount $25 per security and $200 million in the aggregate) and all outstanding 5.95% Trust Preferred Securities, Series F, issued by BNY Capital V (liquidation amount $25 per security and $350 million in the aggregate), which is expected to result in their redemption on Nov. 26, 2012. Any decision to take action with respect to the remaining trust-preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Dodd-Frank Act.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock, plus trust preferred securities. Our double leverage ratio was 107.4% at Sept. 30, 2012 and 107.3% at Dec. 31, 2011. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. The committed line of credit for $750 million extended by 17 financial institutions matures in March 2013. Average

BNY Mellon    41

borrowings under this line of credit totaled $1 million, in aggregate, during the third quarter of 2012. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. Average daily borrowing under these lines was $1 million, in aggregate, during the third quarter of 2012. See “Liquidity and dividends” in the 2011 Annual Report for a description of the covenants required to be maintained by the Parent for the committed line of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect U.K.-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $57 million, in aggregate, during the third quarter of 2012.

Statement of cash flows

Cash provided by operating activities was $1.3 billion for the nine months ended Sept. 30, 2012 compared with cash used by operating activities of $683 million for the nine months ended Sept. 30, 2011. In the first nine months of 2012, earnings were a significant source of funds. In the first nine months of 2011, earnings were more than offset by the change in trading activities.

Through Sept. 30, 2012, cash used for investing activities was $10.4 billion compared with $69.1 billion in the first nine months of 2011. In the first nine months of 2012, purchases of securities, and changes in interest-bearing deposits with banks were a significant use of funds, partially offset by decreases in deposits with the Federal Reserve and other central banks and sales, paydowns, and maturities of securities. In the first nine months of 2011, increases in interest-bearing deposits with the Federal Reserve and other central banks and purchases of securities were a significant use of funds, partially offset by sales, paydowns and maturities of securities.

In the first nine months of 2012, cash provided by financing activities was $9.9 billion compared with $73.1 billion in the first nine months of 2011. In the first nine months of 2012, increases in federal funds purchased and securities sold under repurchase agreements, deposits, commercial paper and the issuance of long-term debt and preferred stock were significant sources of funds, partially offset by repayments of long-term debt, a decrease in other borrowed funds and treasury stock repurchases. In the first nine months of 2011, an increase in deposits was a significant source of funds.

Capital

Capital data
(dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011
Average common equity to average assets	10.8%	11.2%	11.2%	10.7%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.7%	10.5%	11.3%	10.3%
BNY Mellon common shareholders’ equity to total assets ratio	10.3%	10.3%	11.3%	10.3%
Total BNY Mellon shareholders’ equity – GAAP	$36,218	$34,533	$34,000	$33,417
Total BNY Mellon common shareholders’ equity – GAAP	$35,182	$34,033	$34,000	$33,417
Tangible BNY Mellon common shareholders’ equity – Non-GAAP (a)	$14,712	$13,544	$13,326	$12,787
Book value per common share – GAAP	$30.11	$28.81	$28.51	$27.62
Tangible book value per common share – Non-GAAP (a)	$12.59	$11.47	$11.17	$10.57
Closing common stock price per share	$22.62	$21.95	$24.13	$19.91
Market capitalization	$26,434	$25,929	$28,780	$24,085
Common shares outstanding	1,168,607	1,181,298	1,192,716	1,209,675

Cash dividends per common share	$0.13	$0.13	$0.13	$0.13
Common dividend yield (annualized)	2.3%	2.4%	2.2%	2.6%
Common dividend payout ratio	21%	33%	25%	31%
(a)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for the reconciliation of GAAP to Non-GAAP.

42    BNY Mellon

Total The Bank of New York Mellon Corporation shareholders’ equity increased compared with Dec. 31, 2011, primarily reflecting earnings retention, the issuance of $1.0 billion of noncumulative perpetual preferred stock, net of issuance costs, and the increased value of our investment securities portfolio, partially offset by share repurchases.

During the third quarter of 2012, we repurchased 13.4 million shares in the open market at an average price of $21.47 per share for a total of $288 million. Our 2012 capital plan includes the repurchase of up to $1.16 billion of outstanding common stock.

The unrealized net of tax gain on our available-for-sale securities portfolio recorded in accumulated other comprehensive income was $1.4 billion at Sept. 30, 2012 compared with $417 million at Dec. 31, 2011. The increase in the valuation of the investment securities portfolio was driven by a decline in interest rates and improved credit spreads.

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

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011

Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A	9.3%	8.7%	N/A	N/A
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	N/A	N/A	6.3%	6.1%	6.4%	5.9%

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A	13.3%	13.2%	13.4%	12.5%
Tier 1 capital	6%	N/A	15.3	14.7	15.0	14.0
Total capital	10	N/A	16.9	16.4	17.0	16.1
Leverage – guideline	5	N/A	5.6	5.5	5.2	5.1

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%	14.1%	13.7%	14.3%	13.5%
Total capital	10	8	14.8	14.5	17.7	17.0
Leverage	5	3	5.5	5.7	5.3	5.1

(a)	The estimated Basel III Tier 1 common equity ratios at Sept. 30, 2012 and June 30, 2012 are based on the NPRs and final market risk rule initially released on June 7, 2012 and published in the Federal Register on Aug. 30, 2012 and calculated on an Advanced Approaches basis, as amended by Basel III. The estimated Basel III Tier 1 common equity ratios of 7.1% at Dec. 31, 2011 and 6.5% at Sept. 30, 2011 were based on prior Basel III guidance and the proposed market risk rule.
(b)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for a calculation of these ratios.
(c)	When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”.
N/A	– Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

BNY Mellon    43

Our estimated Basel III Tier 1 common equity ratio was 9.3% at Sept. 30, 2012 compared with 8.7% at June 30, 2012. The increase was primarily due to earnings retention and an increase in the value of the investment portfolio, partially offset by higher risk-weighted assets.

At Sept. 30, 2012, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the “well-capitalized” guidelines are as follows.

Capital above guidelines at Sept. 30, 2012
(in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$10,204	$7,606
Total capital	7,539	4,545
Leverage	1,888	1,262

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

Our Basel I Tier 1 capital ratio was 15.3% at Sept. 30, 2012 compared with 15.0% at Dec. 31, 2011. The increase primarily reflects earnings retention and the issuance of the noncumulative perpetual preferred stock, partially offset by share repurchases and the repayment of trust preferred securities. Our Basel I Tier 1 leverage ratio was 5.6% at Sept. 30, 2012 compared with 5.2% at Dec. 31, 2011. The leverage ratio of The Bank of New York Mellon was 5.5% at Sept. 30, 2012 compared with 5.3% at Dec. 31, 2011. The improvement in the leverage ratio of BNY Mellon reflects the factors mentioned above. The improvement in the leverage ratio of The Bank of New York Mellon resulted from earnings retention.

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

In the third quarter of 2012, we generated $780 million of gross Basel I Tier 1 common equity, which was primarily driven by earnings retention.

Basel I Tier 1 common equity generation
	Quarter ended
(in millions)	Sept. 30, 2012	June 30, 2012
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$720	$466
Add: Amortization of intangible assets, net of tax	60	61
Gross Basel I Tier 1 common equity generated	780	527
Less capital deployed:
Dividends	155	156
Common stock repurchases	288	286
Total capital deployed	443	442
Add: Other	181	(53)
Net Basel I Tier 1 common equity generated	$518	$32

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at Sept. 30, 2012.

Potential impact to capital ratios as of Sept. 30, 2012
	Increase or decrease of
(basis points)	$100 million in common equity	$1 billion in risk- weighted assets/ quarterly average assets (a)
Basel I:
Tier 1 capital	9 bp	14 bp
Total capital	9	15
Leverage	3	2

Basel III:
Estimated Tier 1 common equity ratio	7 bp	6 bp
(a)	Quarterly average assets determined under Basel I regulatory guidelines.

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 6.3% at Sept. 30, 2012 compared with 6.4% at Dec. 31, 2011. The decrease compared with Dec. 31, 2011 was primarily due to a larger balance sheet and lower cash on deposit with the Federal Reserve and other central banks as we increased our investment securities portfolio.

44    BNY Mellon

On Sept. 19, 2012, BNY Mellon issued 22 million Series C Depositary Shares, each representing a 1/4,000th interest in a share of BNY Mellon’s Series C preferred stock. The proceeds of the offering totaled $536 million, net of issuance costs. On Oct. 10, 2012, BNY Mellon issued an additional 1.3 million of Series C Depositary Shares for $32 million, net of issuance costs, in connection with the underwriters’ overallotment option. BNY Mellon will pay dividends on the Series C preferred stock, if declared by our board of directors, at an annual rate of 5.2%.

At Sept. 30, 2012, we had approximately $1.2 billion of trust preferred securities outstanding that qualify as Tier 1 capital, including $850 million that are currently callable. On Oct. 26,

2012, BNY Mellon sent a redemption notice in respect of all outstanding 6.875% Trust Preferred Securities, Series E, issued by BNY Capital IV (liquidation amount $25 per security and $200 million in the aggregate) and all outstanding 5.95% Trust Preferred Securities, Series F, issued by BNY Capital V (liquidation amount $25 per security and $350 million in the aggregate), which is expected to result in their redemption on Nov. 26, 2012. Any decision to take action with respect to the remaining trust-preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Dodd-Frank Act.

The following table presents the components of our Basel I Tier 1 and Total risk-based capital at Sept. 30, 2012, June 30, 2012, Dec. 31, 2011 and Sept. 30, 2011, respectively.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Tier 1 capital:
Common shareholders’ equity	$35,182	$34,033	$33,417	$33,695
Preferred stock	1,036	500	-	-
Trust preferred securities	1,173	1,164	1,659	1,660
Adjustments for:
Goodwill and other intangibles (b)	(20,469)	(20,489)	(20,630)	(20,906)
Pensions/cash flow hedges	1,344	1,372	1,426	969
Merchant banking investments	(21)	(33)	(33)	(32)
Securities valuation allowance	(1,448)	(825)	(450)	(466)
Total Tier 1 capital	16,797	15,722	15,389	14,920
Tier 2 capital:
Qualifying unrealized gains on equity securities	1	2	2	2
Qualifying subordinated debt	1,272	1,317	1,545	1,723
Qualifying allowance for credit losses	456	467	497	498
Total Tier 2 capital	1,729	1,786	2,044	2,223
Total risk-based capital	$18,526	$17,508	$17,433	$17,143
Total risk-weighted assets	$109,867	$106,764	$102,255	$106,256
Average assets for leverage capital purposes	$298,176	$284,776	$296,484	$290,647
(a)	On a regulatory basis as determined under Basel I guidelines.
(b)	Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,339 million at Sept. 30, 2012, $1,400 million at June 30, 2012, $1,459 million at Dec. 31, 2011 and $1,604 million at Sept. 30, 2011, and deferred tax liabilities associated with tax deductible goodwill of $1,057 million at Sept. 30, 2012, $982 million at June 30, 2012, $967 million at Dec. 31, 2011 and $915 million at Sept. 30, 2011.

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

BNY Mellon    45

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	3rd Quarter 2012			Sept. 30,
(in millions)	Average Minimum		Maximum	2012
Interest rate	$12.4	$9.5	$16.5	$11.7
Foreign exchange	0.8	-	2.0	0.9
Equity	1.5	0.9	2.3	1.7
Diversification	(2.4)	N/M	N/M	(1.7)
Overall portfolio	12.3	9.3	17.0	12.6

VaR (a)	2nd Quarter 2012			June 30,
(in millions)	Average	Minimum	Maximum	2012
Interest rate	$8.9	$5.0	$13.2	$11.2
Foreign exchange	1.7	0.5	3.7	0.5
Equity	2.0	1.3	3.2	1.4
Diversification	(3.7)	N/M	N/M	(3.1)
Overall portfolio	8.9	5.0	13.6	10.0

VaR (a)	3rd Quarter 2011			Sept. 30,
(in millions)	Average	Minimum	Maximum	2011
Interest rate	$8.6	$5.6	$12.7	$10.9
Foreign exchange	3.2	1.7	5.3	3.8
Equity	3.7	2.2	6.0	4.1
Diversification	(5.4)	N/M	N/M	(5.5)
Overall portfolio	10.1	6.8	15.0	13.3

VaR (a)		Year-to-date 2012
(in millions)		Average	Minimum	Maximum
Interest rate		$10.3	$5.0	$16.5
Foreign exchange		2.0	-	4.8
Equity		1.9	0.9	3.4
Diversification		(3.5)	N/M	N/M
Overall portfolio		10.7	5.0	17.0

VaR (a)		Year-to-date 2011
(in millions)		Average	Minimum	Maximum
Interest rate		$6.6	$3.0	$12.7
Foreign exchange		2.6	0.4	5.3
Equity		3.0	1.8	6.1
Credit		0.1	-	0.3
Diversification		(4.5)	N/M	N/M
Overall portfolio		7.8	4.1	15.0

(a)	VaR figures do not reflect the impact of CVA guidance in ASC 820. This is consistent with the Regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.
N/M	- Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

During the third quarter of 2012, interest rate risk generated 84% of average VaR, foreign exchange risk generated 6% of average VaR and equity risk generated 10% of average VaR. During the third quarter of 2012, our daily trading loss did not exceed our calculated VaR amount on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our revenue or loss fell within particular ranges during the past year.

Distribution of trading revenues (losses) (a)
	Quarter ended
(dollar amounts in millions)	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Revenue range:	Number of days
Less than $(2.5)	-	-	-	-	-
$(2.5) - $0	2	1	1	4	2
$0 - $2.5	21	19	25	25	35
$2.5 - $5.0	26	33	32	29	23
More than $5.0	15	8	4	6	3

(a)	Distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge.

Foreign exchange and other trading

Under our mark-to-market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by Accounting Standards Codification (“ASC”) 820—Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At Sept. 30, 2012, our over-the-counter (“OTC”) derivative assets of $5.0 billion included a CVA deduction of $150 million, including $7 million related to the credit quality of certain CDO counterparties and Lehman. Our OTC derivative liabilities of $6.7 billion included a debit valuation adjustment (“DVA”) of $37 million related to our own credit spread. Net of hedges, the CVA decreased $28 million and the DVA decreased $4 million in the third quarter of 2012. The net impact of these adjustments increased foreign exchange and other trading revenue by $24 million in the third quarter of 2012.

46    BNY Mellon

In the second quarter of 2012, net of hedges, the CVA decreased $2 million and the DVA decreased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $1 million in the second quarter of 2012.

In the third quarter of 2011, net of hedges, the CVA increased $54 million and the DVA increased $14 million. The net impact of these adjustments decreased foreign exchange and other trading revenue by $40 million in the third quarter of 2011.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2011	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Rating:
AAA to AA-	48%	47%	45%	40%	43%
A+ to A-	27	27	29	31	27
BBB+ to BBB-	21	22	22	22	23
Noninvestment grade (BB+ and lower)	4	4	4	7	7
Total	100%	100%	100%	100%	100%
(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at Sept. 30, 2012 (dollar amounts in millions)
up 200 bps parallel rate shift vs. baseline (a)	$573
up 100 bps parallel rate shift vs. baseline (a)	414
Long-term up 50 bps, short-term unchanged (b)	129
Long-term down 50 bps, short-term unchanged (b)	(104)
(a)	In the parallel rate shift, both short-term and long-term rates move equally.
(b)	Long-term is equal to or greater than one year.

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

47    BNY Mellon

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

Supplemental information – Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Basel I Tier 1 common equity to risk-weighted assets excludes preferred stock, as well as the trust preferred securities which will be phased out of Basel I Tier 1 regulatory capital beginning in 2013. Unlike the Basel I Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio on a basis that is representative of how it currently understands the Basel III rules. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position. The presentation of the Basel III Tier 1 common equity ratio allows investors to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies. Additionally, BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding.

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

48    BNY Mellon

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

The presentation of income (loss) of consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests related to the consolidation of certain investment management funds, permits investors the ability to view revenue on a basis consistent with how management views the business. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses. In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and business-level basis.

The following table presents the calculation of the return on common equity and the return on tangible common equity.

Return on common equity and tangible common equity
(dollars in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$720	$466	$651	$1,805	$2,011
Add: Amortization of intangible assets, net of tax	60	61	67	182	203
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	780	527	718	1,987	2,214
Add: M&I, litigation and restructuring charges	18	225	55	308	130
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$798	$752	$773	$2,295	$2,344
Average common shareholders’ equity	$34,522	$34,123	$34,008	$34,123	$33,437
Less: Average goodwill	17,918	17,941	18,156	17,941	18,157
Average intangible assets	4,926	5,024	5,453	5,023	5,554
Add: Deferred tax liability – tax deductible goodwill	1,057	982	915	1,057	915
Deferred tax liability – non-tax deductible intangible assets	1,339	1,400	1,604	1,339	1,604
Average tangible common shareholders’ equity – Non-GAAP	$14,074	$13,540	$12,918	$13,555	$12,245
Return on common equity – GAAP (a)	8.3%	5.5%	7.6%	7.1%	8.0%
Return on common equity excluding amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	9.2%	8.9%	9.0%	9.0%	9.4%
Return on tangible common equity – Non-GAAP(a)	22.1%	15.7%	22.1%	19.6%	24.2%
Return on tangible common equity excluding M&I, litigation and restructuring charges – Non-GAAP (a)	22.5%	22.4%	23.8%	22.6%	25.6%
(a)	Annualized.

BNY Mellon    49

The following table presents the calculation of the pre-tax operating margin ratio.

Pre-tax operating margin
(dollars in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Income before income taxes – GAAP	$975	$589	$945	$2,449	$2,928
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	25	29	13	65	78
Add: Amortization of intangible assets	95	97	106	288	322
M&I, litigation and restructuring charges	26	378	92	513	214
Income before income taxes excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$1,071	$1,035	$1,130	$3,185	$3,386

Fee and other revenue – GAAP	$2,879	$2,826	$2,887	$8,543	$8,781
Income from consolidated investment management funds – GAAP	47	57	32	147	205
Net interest revenue – GAAP	749	734	775	2,248	2,204
Total revenue – GAAP	3,675	3,617	3,694	10,938	11,190
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	25	29	13	65	78
Total revenue excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,650	$3,588	$3,681	$10,873	$11,112

Pre-tax operating margin (a)	27%	16%	26%	22%	26%
Pre-tax operating margin excluding net income (loss) attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	29%	29%	31%	29%	30%
(a) Income before taxes divided by total revenue.

The following table presents the calculation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	Sept. 30,	June 30,	Dec. 31,	Sept. 30,
(dollars in millions, unless otherwise noted)	2012	2012	2011	2011
BNY Mellon shareholders’ equity at period end – GAAP	$36,218	$34,533	$33,417	$33,695
Less: Preferred stock	1,036	500	-	-
BNY Mellon common shareholders’ equity at period end – GAAP	35,182	34,033	33,417	33,695
Less: Goodwill	17,984	17,909	17,904	18,045
Intangible assets	4,882	4,962	5,152	5,380
Add: Deferred tax liability – tax deductible goodwill	1,057	982	967	915
Deferred tax liability – non-tax deductible intangible assets	1,339	1,400	1,459	1,604
Tangible BNY Mellon common shareholders’ equity at period end – Non-GAAP	$14,712	$13,544	$12,787	$12,789

Total assets at period end – GAAP	$339,944	$330,283	$325,266	$322,187
Less: Assets of consolidated investment management funds	11,369	10,955	11,347	12,063
Subtotal assets of operations – Non-GAAP	328,575	319,328	313,919	310,124
Less: Goodwill	17,984	17,909	17,904	18,045
Intangible assets	4,882	4,962	5,152	5,380
Cash on deposit with the Federal Reserve and other central banks (a)	73,037	72,838	90,230	68,293
Tangible total assets of operations at period end – Non-GAAP	$232,672	$223,619	$200,633	$218,406

BNY Mellon shareholders’ equity to total assets – GAAP	10.7%	10.5%	10.3%	10.5%
BNY Mellon common shareholders’ equity to total assets – GAAP	10.3%	10.3%	10.3%	10.5%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations – Non-GAAP	6.3%	6.1%	6.4%	5.9%

Period-end common shares outstanding (in thousands)	1,168,607	1,181,298	1,209,675	1,212,632

Book value per common share	$30.11	$28.81	$27.62	$27.79
Tangible book value per common share – Non-GAAP	$12.59	$11.47	$10.57	$10.55
(a) Assigned a zero percent risk weighting by the regulators.

50    BNY Mellon

The following table presents the calculation of Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (dollars in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Total Tier 1 capital – Basel 1	$16,797	$15,722	$15,389	$14,920
Less: Trust preferred securities	1,173	1,164	1,659	1,660
Preferred stock	1,036	500	-	-
Total Tier 1 common equity	$14,588	$14,058	$13,730	$13,260
Total risk-weighted assets – Basel I	$109,867	$106,764	$102,255	$106,256
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP	13.3%	13.2%	13.4%	12.5%

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio – Non-GAAP.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a) (dollars in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011	Sept. 30, 2011
Total Tier 1 capital – Basel I	$16,797	$15,722	$15,389	$14,920
Less: Trust preferred securities	1,173	1,164	1,659	1,660
Preferred stock	1,036	500	-	-
Adjustments related to available-for-sale securities and pension liabilities included in accumulated other comprehensive income (b)	(124)	513	944	470
Adjustments related to equity method investments (b)	571	558	555	590
Deferred tax assets	46	46	-	-
Net pension fund assets (b)	43	43	90	493
Other	3	2	(3)	26
Total estimated Basel III Tier 1 common equity	$14,049	$12,896	$12,144	$11,681
Total risk-weighted assets – Basel I	$109,867	$106,764	$102,255	$106,256
Add: Adjustments (c)	41,816	41,493	67,813	74,224
Total estimated Basel III risk-weighted assets (d)	$151,683	$148,257	$170,068	$180,480
Estimated Basel III Tier 1 common equity ratio – Non-GAAP	9.3%	8.7%	7.1%	6.5%
(a)	The estimated Basel III Tier 1 common equity ratio – Non-GAAP at Sept. 30, 2012 and June 30, 2012 is based on the NPRs and final market risk rule initially released on June 7, 2012 and published in the Federal Register on Aug. 30, 2012, on a fully phased-in basis. The estimated Basel III Tier 1 common equity ratios at Dec. 31, 2011 and Sept. 30, 2011 were based on our interpretation of prior Basel III guidance and the proposed market risk rule.
(b)	The NPRs and prior Basel III guidance do not add back to capital the adjustment to other comprehensive income that Basel I makes for pension liabilities and available-for-sale securities. Also, under the NPRs and prior Basel III guidance, pension assets recorded on the balance sheet and adjustments related to equity method investments are a deduction from capital.
(c)	Primary differences between risk-weighted assets determined under Basel I compared with the NPRs and prior Basel III guidance include: the determination of credit risk under Basel I uses predetermined risk weights and asset classes, and relies in part on the use of external credit ratings, while the NPRs use, in addition to the broader range of predetermined risk weights and asset classes, certain alternatives to external credit ratings. Securitization exposures receives a higher risk-weighting under the NPRs and prior Basel III guidance than Basel I; also, the NPRs and prior Basel III guidance includes additional adjustments for operational risk, market risk, counterparty credit risk and equity exposures.
(d)	Calculated on an Advanced Approaches basis, as amended by Basel III.

The following table presents investment management fees net of performance fees.

Investment management and performance fees				3Q12 vs.
(dollars in millions)	3Q12	2Q12	3Q11	3Q11	2Q12
Investment management and performance fees	$779	$797	$729	7%	(2)%
Less: Performance fees	10	54	11	N/M	N/M
Investment management fees	$769	$743	$718	7%	3%

BNY Mellon    51

The following table presents income from consolidated investment management funds, net of net income (loss) attributable to noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Income (loss) from consolidated investment management funds	$47	$57	$32	$147	$205
Less: Net income (loss) attributable to noncontrolling interests of consolidated investment management funds	25	29	13	65	78
Income from consolidated investment management funds, net of noncontrolling interests	$22	$28	$19	$82	$127

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (dollars in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Investment management and performance fees	$20	$20	$27	$62	$87
Other (Investment income)	2	8	(8)	20	40
Income from consolidated investment management funds, net of noncontrolling interests	$22	$28	$19	$82	$127

The following table presents fee and other revenue excluding the impact of the Shareowner Services business.

Fee and other revenue excluding Shareowner Services								YTD12 vs. YTD11
				3Q12 vs.		Year-to-date
(dollars in millions)	3Q12	2Q12	3Q11	3Q11	2Q12	2012	2011
Investment services fees:
Asset servicing	$942	$950	$922	2%	(1)%	$2,835	$2,812	1%
Issuer services	311	275	400	(22)	13	837	1,006	(17)
Clearing services	287	309	297	(3)	(7)	899	881	2
Treasury services	138	134	133	4	3	408	401	2
Total investment services fees	1,678	1,668	1,752	(4)	1	4,979	5,100	(2)
Investment management and performance fees	779	797	729	7	(2)	2,321	2,272	2
Foreign exchange and other trading revenue	182	180	200	(9)	1	553	618	(11)
Distribution and servicing	48	46	43	12	4	140	145	(3)
Financing-related fees	46	37	38	21	24	127	126	1
Investment and other income	124	51	83	N/M	N/M	314	309	2
Total fee revenue	2,857	2,779	2,845	-	3	8,434	8,570	(2)
Net securities gains (losses)	22	50	(2)	N/M	N/M	112	51	N/M
Total fee and other revenue	$2,879	$2,829	$2,843	1%	2%	$8,546	$8,621	(1)%

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU 2011-11 – Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2011-11”), “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after Jan. 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

52    BNY Mellon

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

BNY Mellon    53

with changes in fair value recognized in net income. In the third quarter of 2011, the FASB and the IASB revised the model from a two-category approach for splitting the debt investment portfolio to a three category approach to better reflect the general pattern of credit quality deterioration. The revised impairment model continues to develop. An exposure draft with the new proposed model is targeted for 2012.

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

Proposed ASU – Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis”. This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to de-consolidate a substantial portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB is currently evaluating comment letters received and expects to issue a final ASU in the fourth quarter of 2012.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of-use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially

54    BNY Mellon

measure the residual asset as an allocation of the carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term, using the rate the lessor charges the lessee. The FASB is expected to re-expose the standard during 2013.

Proposed ASU – Disclosures about Liquidity Risk and Interest Rate Risk

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

Proposed ASU – Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income

In August 2012, the FASB issued a proposed ASU, “Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income”. This proposed ASU would improve the presentation of items reclassified out of accumulated other comprehensive income. However, it would not amend the current requirements for the reporting of net income or other comprehensive income in the financial statements. Comments on this proposed ASU were due by Oct. 15, 2012.

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

These “Proposed SIFI Rules” address a wide, diverse array of regulatory areas, each of which is highly complex. In some cases they would implement financial regulatory requirements being proposed for the first time, and in others overlap with related regulatory reforms. The Proposed SIFI Rules also address the Dodd-Frank Act’s early remediation requirements for BHCs with total consolidated assets of $50 billion or more. The proposed remediation rules are designed to require action beginning in the earlier stages of a company’s financial distress based on certain triggers, including capital and leverage, stress test results, liquidity and risk management. The full impact of the Proposed SIFI Rules will not be known until the rules in their entirety, and other regulatory initiatives that overlap with the rules, are finalized. We are currently evaluating the proposed SIFI rules and the impact of including derivatives and repos in OCC lending limits.

BNY Mellon    55

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

The two resolution plan rules are complementary and we submitted our initial resolution plan in conformity with both rules on Oct. 1, 2012. The public portions of our resolution plan are available on the FDIC’s website. We are required to submit annual resolution plans by July 1 starting in 2013. Resolution planning efforts might also become required in foreign jurisdictions where we have operations, and we submitted the first phase of our UK resolution plan to the Financial Services Authority in June of 2012.

Regulatory Stress-Testing Requirements

In October 2012, the Federal Reserve, OCC and FDIC finalized regulations implementing the stress testing requirements required under the Dodd-Frank Act. Under these regulations, we will be required to undergo regulatory stress tests conducted by the Federal Reserve annually, and to conduct our own internal stress tests pursuant to regulatory requirements twice annually. In addition, both BNY Mellon, N.A. and The Bank of New York Mellon may be required to conduct their own annual internal stress tests (although both BNY Mellon, N.A. and The Bank of New York Mellon may be permitted to combine the reporting and disclosure of their stress test results with the results of the Parent). These stress testing requirements, which begin in the fourth quarter of this year for the Parent, are expected to involve both company-run and Federal Reserve-run testing of our capital under a minimum of three scenarios, including baseline, adverse and severely adverse, which will be provided by the Federal Reserve. Results from our annual company-run stress tests will be reported to the appropriate regulators and we will be required to publish summaries of the results of the company-run stress tests under the severely adverse scenario beginning in 2013. In addition, the Federal Reserve will publish summaries of the results of the Federal Reserve-run stress tests under the severely adverse scenario beginning in 2013.

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

56    BNY Mellon

The purpose of the Federal Reserve’s capital plan review is to ensure that covered BHCs have robust, forward-looking capital planning processes that account for each BHC’s unique risks and that permit continued operations during times of economic and financial stress. The Federal Reserve will apply particularly close scrutiny to capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income.

Volcker Rule

The section in the Dodd-Frank Act that is commonly referred to as the “Volcker Rule” requires the U.S. financial regulatory agencies to adopt implementing rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds, private equity funds and other designated funds (“covered funds”). The Federal regulators proposed rules to implement the Volcker Rule, and until those rules are finalized, their application and impact will remain uncertain. BNY Mellon may be affected by an overly inclusive designation of covered funds, proposed limits on inter-affiliate transactions that may constrain some of our custody services and the treatment of overseas directed trustee arrangements. While the Volcker Rule’s statutory provisions became effective on July 21, 2012, the Federal Reserve issued interim guidance on April 19, 2012 that provided that banks and their affiliates must conform their covered activities and investments with the final Volcker Rule regulations by July 21, 2014. During this conformance period, banks and their affiliates are expected to engage in good-faith efforts that will result in conformance of all of their covered activities and investments by no later than the end of the conformance period. The Volcker Rule regulations have yet to be finalized and adopted.

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

Task Force on Tri-Party Repo Infrastructure

Regulatory agencies worldwide have begun to re-examine systemic risks to various financial markets, including the tri-party repo market, in which we act as a tri-party repo agent. The Federal Reserve Bank of New York sponsored a Task Force on Tri-Party Repo Infrastructure Reform to examine the risks in the tri-party repo market and to decide what changes should be implemented so that such risks may be mitigated or avoided in future financial crises. The Task Force issued its recommendations on May 17, 2010 and its final report regarding the tri-party repo market on Feb. 15, 2012. BNY Mellon is working to implement recommendations by the U.S. Tri-Party Repo Infrastructure Reform Task Force to significantly reduce the secured intraday credit we provide. BNY Mellon has implemented several measures in that regard, including: (1) a later day unwind for most maturing tri-party repos to reduce the time of our exposure; (2) an auto collateral exchange process that allows dealers to replace pledged collateral by first over-collateralizing with cash; and (3) a three-way trade confirmation process known as automated deal matching to ensure accuracy and transparency.

Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which is available at http://www. newyorkfed.org/tripartyrepo/margin_data.html.

Basel III and U.S. Capital Reform

The U.S. Federal bank regulatory agencies’ current general risk-based capital guidelines are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issued in June 2004, and updated in November 2005, a revised framework for capital adequacy commonly known as “Basel II” that sets capital requirements for operational risk and refines the existing capital requirements for credit risk. The U.S. banking agencies have adopted Basel II’s advanced internal ratings based approach for credit risk and its advanced measurement approach for operational risk for Advanced Approaches banks (applicable to

BNY Mellon    57

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

In response to Section 171 of the Dodd-Frank Act, also known as the “Collins Amendment”, the U.S. banking agencies adopted a final rule in 2011 to replace the transitional floors in the Federal banking agencies’ Basel II approaches with a permanent capital floor equal to the risk-based capital requirements under the banking agencies’ Basel I risk-based capital guidelines. As a result, U.S. Advanced Approaches banking organizations will be required to calculate their risk-based capital ratios under both the agencies general risk-based capital rules and their Basel II-based Advanced Approaches. The Advanced Approaches banking organizations will continue to use the current Basel I rules for purposes of the Collins Amendment floor until Jan. 1, 2015 which is the effective date of the standardized approach, discussed below, unless they elect to adopt the standardized approach as the Collins Amendment floor earlier than this date.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Three notices of proposed rulemaking (“NPRs”), released by the U.S. banking agencies in June 2012, would both implement many of the capital provisions of Basel III for U.S. banking institutions and substantially revise the agencies’ Basel I risk-based capital guidelines –referred to in the NPRs as the “standardized approach”—to make them more risk sensitive. Comments on the NPRs were due Oct. 22, 2012. As proposed by the NPRs, the implementation of Basel III Advanced Approach will become effective Jan. 1, 2013, with phase-in periods that are consistent with Basel III and described under “Business – Supervision and Regulation” in our 2011 Annual Report. If adopted, these rules will be fully phased-in by Jan. 1, 2019. The new risk-weight categories in the standardized approach will not become effective until Jan. 1, 2015. The general impact of the NPRs is described below.

Basel III, including as proposed by the NPRs to be implemented in the U.S., would redefine the components of capital in the numerators of regulatory capital ratios in a more narrow way than existing Basel I and Basel II standards, increase the minimum risk-based capital ratios under both the agencies’ Basel II Advanced Approaches and Basel I risk-based capital guidelines, and primarily, with respect to securitizations and exposures to certain counterparties, change the measure of risk-weighted assets in the denominators of regulatory capital ratios. At Sept. 30, 2012, our estimated Basel III Tier 1 common equity ratio was 9.3%, on a fully phased-in basis, based on our understanding of the NPRs and the final market risk rules approved by the U.S. banking agencies and calculated on an Advanced Approaches basis, as amended by Basel III. The increase in the ratio from 8.7% at June 30, 2012 was primarily due to earnings retention and an increase in the value of the investment portfolio, partially offset by higher risk-weighted assets.

The components of the NPRs related to the standardized approach would amend the agencies’ Basel I risk-based capital guidelines and replace the risk-weighting categories currently used to calculate risk-weighted assets in the denominator of capital ratios with a broader array of risk weighting categories that are intended to be more risk sensitive. The new risk-weights for the standardized approach range from 0% to 600% as compared to the risk-weights of 0% to 100%, in general, in the agencies’ existing Basel I risk-based capital guidelines. Higher risk-weights would apply to a variety of exposures, including certain securitization exposures, equity exposures, claims on securities firms and exposures to counterparties on OTC derivatives. Compared with Basel I, the risk-weighting changes likely to be most significant for BNY Mellon are the replacement of the 20% risk-weight for banks with OECD country risk classification ratings, increased risk-weights for residential mortgages, the removal of the 50% risk-weight cap on derivative transactions, the 100% risk-weight for exposures to securities firms, and the elimination of the 0% risk-weight for commitments of less than one year.

The NPRs, consistent with Basel III, re-defined the components of capital and require higher capital ratios for all banks. As a result, when fully phased-in on Jan. 1, 2019, banking institutions will be required to satisfy three risk-based capital ratios:

58    BNY Mellon

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

Additionally, the ratios above could be affected by a new Tier 1 common equity surcharge for certain “domestic” systemically important banks (“D-SIBs”) and “global” systemically important banks (“G-SIBs”) described below.

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

The NPRs apply Basel III’s capital conservation buffer to all banking institutions, but apply its countercyclical capital buffer, when applicable, only to Advanced Approaches banks. The NPRs permit Advanced Approaches institutions, such as BNY Mellon, to calculate both the capital conservation buffer and the countercyclical capital buffer using solely Advanced Approaches risk weightings, rather than also calculating the Collins Amendment floor. These buffers are described under “Business – Supervision and Regulation” in our 2011 Annual Report.

In November 2011, the Basel Committee issued final provisions applying a new Tier 1 common equity surcharge to certain G-SIBs, including BNY Mellon. In its Proposed SIFI Rules and the NPRs, the Federal Reserve indicated that it intends to propose, in a separate rulemaking, a Tier 1 common equity surcharge for G-SIBs based on the Basel Committee’s final rules. In November 2012, the

Basel Committee and the Financial Stability Board updated the list of G-SIBs, and identified provisional Tier 1 common equity surcharges applicable to each G-SIB, including BNY Mellon. Each G-SIB would initially be assigned to one of four “buckets”, with the capital surcharges for those buckets ranging from 1% to 2.5%. There would be an additional 3.5% bucket that could be applied to a G-SIB that materially increases its global systemic importance, for example, by increasing total assets. In November 2012, BNY Mellon was provisionally assigned to the 1.5% capital surcharge bucket. The G-SIB equity surcharge provisions, like the rest of Basel III and the Dodd-Frank Act provisions referenced above, are subject to interpretation and implementation by U.S. regulatory authorities.

In October 2012, the Basel Committee published a framework establishing the principles to be applied by national regulators to apply a new Tier 1 common equity surcharge to certain D-SIBs. The D-SIB framework is much less detailed than the G-SIB final rules and does not, for example, specify the amount or potential range of a surcharge. It provides that if a banking institution in a particular country is identified as both a G-SIB and a D-SIB, then the surcharge will be the higher of the applicable G-SIB or D-SIB surcharge. Because of the discretion provided under the D-SIB framework to national authorities in their implementing measures, BNY Mellon is not able to evaluate its potential impact on BNY Mellon at this point.

Our fee-based model enables us to maintain a relatively low risk asset mix, primarily composed of high-quality securities, central bank deposits, liquid placements and predominantly investment grade loans. As a result of our asset mix, we have the flexibility to manage to a lower level of risk-weighted assets over time.

Capital disclosure requirements

In June 2012, the Basel Committee issued final rules on the Composition of Capital Disclosure Requirements, which establishes disclosure requirements that aim to improve the transparency and comparability of a bank’s capital base. The final rules include the following:

•	A common template for banks to use in reporting the breakdown of their regulatory capital when the transition period for the phasing-in of deductions ends on Jan. 1, 2018;

BNY Mellon    59

•	A 3-step approach for banks to follow to ensure that there is full reconciliation of all regulatory capital elements back to the published financial statements;
•	A common template for banks to use to meet the Basel III requirement to provide a description of the main features of capital instruments;
•

A requirement that banks provide the full terms and conditions of capital instruments on their websites and the requirement to report the calculation of any ratios involving components of regulatory capital; and

•	A template for banks to use during the transition period.

Under the final rules, banks will be required to comply with these composition of capital disclosure requirements from the date of publication of their first set of financial statements relating to a balance sheet date on or after June 30, 2013 (with the exception of the post-Jan. 1, 2018 template). The final rules also provide that banks must publish this disclosure with the same frequency as the publication of their financial statements.

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

60    BNY Mellon

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

In September 2012, COSO released a draft of its Internal Control Over External Financial Reporting (“ICEFR”): Compendium of Approaches and Examples (“the Compendium”). The Compendium provides guidance on applying COSO’s Internal Control –Integrated Framework to external financial reporting. COSO also released a revised version of its Internal Control –Integrated Framework (“ICIF”) that incorporates changes based on comments received. Comments on the Compendium and the revised ICIF are due by Nov. 20, 2012.

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

In recent years, there has been substantial consolidation among companies in the financial services industry. Many broad-based financial services firms now have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management, which may enhance their competitive position.

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

BNY Mellon    61

•	Financial statements and footnotes prepared using Extensible Business Reporting Language (“XBRL”);
•	Our earnings releases and selected management conference calls and presentations; and
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

62    BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Fee and other revenue
Investment services fees:
Asset servicing	$942	$950	$922	$2,835	$2,812
Issuer services	311	275	442	837	1,158
Clearing services	287	309	297	899	881
Treasury services	138	134	133	408	401
Total investment services fees	1,678	1,668	1,794	4,979	5,252
Investment management and performance fees	779	797	729	2,321	2,272
Foreign exchange and other trading revenue	182	180	200	553	620
Distribution and servicing	48	46	43	140	145
Financing-related fees	46	37	40	127	132
Investment and other income	124	48	83	311	309
Total fee revenue	2,857	2,776	2,889	8,431	8,730
Net securities gains (losses) – including other-than-temporary impairment	45	70	(13)	167	22
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	23	20	(11)	55	(29)
Net securities gains (losses)	22	50	(2)	112	51
Total fee and other revenue	2,879	2,826	2,887	8,543	8,781
Operations of consolidated investment management funds
Investment income	151	152	169	456	562
Interest of investment management fund note holders	104	95	137	309	357
Income (loss) from consolidated investment management funds	47	57	32	147	205
Net interest revenue
Interest revenue	877	875	928	2,664	2,663
Interest expense	128	141	153	416	459
Net interest revenue	749	734	775	2,248	2,204
Provision for credit losses	(5)	(19)	(22)	(19)	(22)
Net interest revenue after provision for credit losses	754	753	797	2,267	2,226
Noninterest expense
Staff	1,436	1,415	1,457	4,304	4,344
Professional, legal and other purchased services	292	309	311	900	895
Net occupancy	149	141	151	437	465
Software	127	127	113	373	356
Distribution and servicing	109	103	100	313	320
Furniture and equipment	81	82	80	249	246
Sub-custodian	65	70	80	205	236
Business development	60	71	57	187	186
Other	265	254	224	739	700
Amortization of intangible assets	95	97	106	288	322
Merger and integration, litigation and restructuring charges	26	378	92	513	214
Total noninterest expense	2,705	3,047	2,771	8,508	8,284
Income
Income before income taxes	975	589	945	2,449	2,928
Provision for income taxes	225	93	281	572	837
Net income	750	496	664	1,877	2,091
Net (income) loss attributable to noncontrolling interests (includes $(25), $(29), $(13), $(65) and $(78) related to consolidated investment management funds, respectively)	(25)	(30)	(13)	(67)	(80)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	725	466	651	1,810	2,011
Preferred stock dividends	(5)	-	-	(5)	-
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$720	$466	$651	$1,805	$2,011

BNY Mellon    63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) – continued

Reconciliation of net income to the net income applicable to the common shareholders of The Bank of New York Mellon Corporation (in millions)	Quarter ended			Year-to-date
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net income	$750	$496	$664	$1,877	$2,091
Net (income) loss attributable to noncontrolling interests	(25)	(30)	(13)	(67)	(80)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	725	466	651	1,810	2,011
Preferred stock dividends	(5)	-	-	(5)	-
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation	720	466	651	1,805	2,011
Less: Earnings allocated to participating securities	11	7	7	26	21
Change in the excess of redeemable value over the fair value of noncontrolling interests	-	1	4	(5)	10
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share	$709	$458	$640	$1,784	$1,980

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Year-to-date
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Basic	1,169,674	1,181,350	1,214,126	1,181,614	1,226,132
Common stock equivalents	11,222	9,414	7,395	10,031	9,096
Less: Participating securities	(9,362)	(7,779)	(5,994)	(8,336)	(6,186)
Diluted	1,171,534	1,182,985	1,215,527	1,183,309	1,229,042

Anti-dilutive securities (a)	90,785	94,650	94,432	91,862	86,986

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended			Year-to-date
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Basic	$0.61	$0.39	$0.53	$1.51	$1.61
Diluted	$0.61	$0.39	$0.53	$1.51	$1.61

(a)	Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.
(b)	Basic and diluted earnings per share under the two-class method are determined on the net income applicable to the common shareholders of The Bank of New York Mellon Corporation reported on the income statement less earnings allocated to participating securities, and the change in the excess of redeemable value over the fair value of noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)
	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Net income	$750	$496	$664	$1,877	$2,091
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments arising during the period	169	(265)	(384)	76	(25)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	638	197	30	1,072	324
Reclassification adjustment	(15)	(35)	2	(74)	(28)
Total unrealized gain (loss) on assets available-for-sale	623	162	32	998	296
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	28	24	20	79	54
Total defined benefit plans	28	24	20	79	54
Net unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during the period	1	6	29	7	28
Reclassification adjustment	-	(6)	1	(3)	2
Total unrealized gain (loss) on cash flow hedges	1	-	30	4	30
Total other comprehensive income (loss), net of tax (a)	821	(79)	(302)	1,157	355
Net (income) loss attributable to noncontrolling interests	(25)	(30)	(13)	(67)	(80)
Other comprehensive (income) loss attributable to noncontrolling interests	(12)	28	49	(1)	(4)
Net comprehensive income (loss)	$1,534	$415	$398	$2,966	$2,362
(a)	Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $809 million for the quarter ended Sept. 30, 2012, $(51) million for the quarter ended June 30, 2012, $(253) million for the quarter ended Sept. 30, 2011, $1,156 million for the nine months ended Sept. 30, 2012 and $351 million for the nine months ended Sept. 30, 2011.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

(dollar amounts in millions, except per share amounts)	Sept. 30, 2012	Dec. 31, 2011
Assets
Cash and due from:
Banks	$4,991	$4,175
Interest-bearing deposits with the Federal Reserve and other central banks	73,118	90,243
Interest-bearing deposits with banks	40,578	36,321
Federal funds sold and securities purchased under resale agreements	5,753	4,510
Securities:
Held-to-maturity (fair value of $8,893 and $3,540)	8,702	3,521
Available-for-sale	95,148	78,467
Total securities	103,850	81,988
Trading assets	9,190	7,861
Loans	45,889	43,979
Allowance for loan losses	(339)	(394)
Net loans	45,550	43,585
Premises and equipment	1,690	1,681
Accrued interest receivable	545	660
Goodwill	17,984	17,904
Intangible assets	4,882	5,152
Other assets (includes $1,123 and $1,848, at fair value)	20,444	19,839
Subtotal assets of operations	328,575	313,919
Assets of consolidated investment management funds, at fair value:
Trading assets	10,821	10,751
Other assets	548	596
Subtotal assets of consolidated investment management funds, at fair value	11,369	11,347
Total assets	$339,944	$325,266
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$78,790	$95,335
Interest-bearing deposits in U.S. offices	44,843	41,231
Interest-bearing deposits in Non-U.S. offices	99,316	82,528
Total deposits	222,949	219,094
Federal funds purchased and securities sold under repurchase agreements	12,450	6,267
Trading liabilities	7,754	8,071
Payables to customers and broker-dealers	13,675	12,671
Commercial paper	1,278	10
Other borrowed funds	1,139	2,174
Accrued taxes and other expenses	6,590	6,235
Other liabilities (includes allowance for lending related commitments of $117 and $103, also includes $810 and $382, at fair value)	7,408	6,525
Long-term debt (includes $345 and $326, at fair value)	19,516	19,933
Subtotal liabilities of operations	292,759	280,980
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,018	10,053
Other liabilities	28	32
Subtotal liabilities of consolidated investment management funds, at fair value	10,046	10,085
Total liabilities	302,805	291,065
Temporary equity
Redeemable noncontrolling interests	140	114
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 preferred shares; issued 10,501 and - shares	1,036	-
Common stock – par value $0.01 per share; authorized 3,500,000,000 common shares; issued 1,252,278,284 and 1,249,061,305 shares	13	12
Additional paid-in capital	23,429	23,185
Retained earnings	14,153	12,812
Accumulated other comprehensive loss, net of tax	(471)	(1,627)
Less: Treasury stock of 83,671,325 and 39,386,698 common shares, at cost	(1,942)	(965)
Total The Bank of New York Mellon Corporation shareholders’ equity	36,218	33,417
Non-redeemable noncontrolling interests of consolidated investment management funds	781	670
Total permanent equity	36,999	34,087
Total liabilities, temporary equity and permanent equity	$339,944	$325,266

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2012	2011
Operating activities
Net income	$1,877	$2,091
Net (income) attributable to noncontrolling interests	(67)	(80)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,810	2,011
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(19)	(22)
Depreciation and amortization	911	557
Deferred tax (benefit) expense	(87)	174
Net securities (gains) and venture capital (income)	(117)	(66)
Change in trading activities	(1,646)	(2,441)
Change in accruals and other, net	421	(896)
Net cash provided by (used for) operating activities	1,273	(683)
Investing activities
Change in interest-bearing deposits with banks	(4,324)	(2,568)
Change in interest-bearing deposits with the Federal Reserve and other central banks	17,125	(49,213)
Purchases of securities held-to-maturity	(3,477)	(1,224)
Paydowns of securities held-to-maturity	490	157
Maturities of securities held-to-maturity	549	776
Purchases of securities available-for-sale	(37,158)	(26,897)
Sales of securities available-for-sale	6,180	6,959
Paydowns of securities available-for-sale	7,253	6,281
Maturities of securities available-for-sale	6,011	4,649
Change in loans	(1,878)	(7,993)
Sales of loans and other real estate	176	430
Change in federal funds sold and securities purchased under resale agreements	(1,243)	527
Change in seed capital investments	64	75
Purchases of premises and equipment/capitalized software	(453)	(580)
Proceeds from the sale of premises and equipment	5	13
Acquisitions, net cash	(7)	(37)
Other, net	312	(487)
Net cash (used for) investing activities	(10,375)	(69,132)
Financing activities
Change in deposits	3,327	65,617
Change in federal funds purchased and securities sold under repurchase agreements	6,183	1,166
Change in payables to customers and broker-dealers	1,004	3,135
Change in other borrowed funds	(1,013)	1,829
Change in commercial paper	1,268	34
Net proceeds from the issuance of long-term debt	1,264	3,793
Repayments of long-term debt	(1,768)	(1,237)
Proceeds from the exercise of stock options	9	17
Issuance of common stock	19	18
Issuance of preferred stock	1,036	-
Treasury stock acquired	(976)	(802)
Common cash dividends paid	(469)	(435)
Preferred cash dividends paid	(5)	-
Other, net	27	(10)
Net cash provided by financing activities	9,906	73,125
Effect of exchange rate changes on cash	12	(294)
Change in cash and due from banks
Change in cash and due from banks	816	3,016
Cash and due from banks at beginning of period	4,175	3,675
Cash and due from banks at end of period	$4,991	$6,691
Supplemental disclosures
Interest paid	$405	$391
Income taxes paid	584	347
Income taxes refunded	7	230

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon    67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock	Non-redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity	Redeemable non- controlling interests/ temporary equity
Balance at Dec. 31, 2011	$-	$12	$23,185	$12,812	$(1,627)	$(965)	$670	$34,087 (a)	$114
Shares issued to shareholders of noncontrolling interests	-	-	-	-	-	-	-	-	33
Redemption of subsidiary shares from noncontrolling interests	-	-	-	-	-	-	-	-	(4)
Other net changes in noncontrolling interests	-	-	(2)	5	-	-	47	50	(7)
Net income	-	-	-	1,810	-	-	65	1,875	2
Other comprehensive income	-	-	-	-	1,156	-	(1)	1,155	2
Common stock dividends at $0.39 per share	-	-	-	(469)	-	-	-	(469)	-
Preferred stock dividends	-	-	-	(5)	-	-	-	(5)	-
Repurchase of common stock	-	-	-	-	-	(976)	-	(976)	-
Common stock issued under:
Employee benefit plans	-	-	21	-	-	-	-	21	-
Direct stock purchase and dividend reinvestment plan	-	-	15	-	-	-	-	15	-
Preferred stock issued	1,036	-	-	-	-	-	-	1,036	-
Stock awards and options exercised	-	1	210	-	-	(1)	-	210	-
Balance at Sept. 30, 2012	$1,036	$13	$23,429	$14,153	$(471)	$(1,942)	$781	$36,999 (a)	$140
(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $33,417 million at Dec. 31, 2011 and $35,182 million at Sept. 30, 2012.

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

Note 2 – Accounting changes and new accounting guidance

ASU 2011-04 – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU intends to improve consistency in the application of fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The ASU clarifies the application of existing fair value measurement and disclosure requirements including 1) the application of concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or any liabilities, 2) measuring the fair value of an instrument classified in shareholders’ equity from the perspective of a market participant that holds that instrument as an asset, and 3) disclosures about quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. This ASU also requires the disclosure of the level of the fair value hierarchy for financial instruments not reported at fair value on the balance sheet. This ASU did not impact our results of operations. See Note 15 “Fair value measurement” for the disclosures.

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

Notes to Consolidated Financial Statements (continued)

income and its components. The ASU did not change the components of other comprehensive income. This ASU did not impact our results of operations. BNY Mellon adopted the two-statement approach. See the Consolidated Comprehensive Income Statement and Note 14 “Other comprehensive income” for the disclosures.

ASU 2011-08 - Testing Goodwill for Impairment

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

Note 3 – Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability will be recorded through the income statement. Contingent payments totaled $3 million in the third quarter of 2012 and $7 million in the first nine months of 2012.

At Sept. 30, 2012, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $3 million to $33 million over the next two years.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 – Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2012 and Dec. 31, 2011.

Securities at Sept. 30, 2012		Gross
	Amortized	unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$19,012	$553	$-	$19,565
U.S. Government agencies	1,055	31	-	1,086
State and political subdivisions	6,044	130	33	6,141
Agency RMBS	34,070	1,011	7	35,074
Alt-A RMBS	261	40	17	284
Prime RMBS	774	8	22	760
Subprime RMBS	530	4	99	435
Other RMBS	2,850	39	138	2,751
Commercial MBS	3,138	161	58	3,241
Asset-backed CLOs	1,200	4	15	1,189
Other asset-backed securities	1,879	15	2	1,892
Foreign covered bonds	3,760	116	-	3,876
Corporate bonds	1,786	79	2	1,863
Other debt securities	11,830	328	2	12,156	(a)
Equity securities	24	3	-	27
Money market funds	1,608	-	-	1,608
Alt-A RMBS (b)	1,625	393	6	2,012
Prime RMBS (b)	885	180	2	1,063
Subprime RMBS (b)	113	12	-	125
Total securities available-for-sale	92,444	3,107	403	95,148
Held-to-maturity:
U.S. Treasury	1,012	64	-	1,076
State and political subdivisions	67	2	-	69
Agency RMBS	6,228	160	-	6,388
Alt-A RMBS	118	8	9	117
Prime RMBS	103	1	1	103
Subprime RMBS	27	-	2	25
Other RMBS	1,118	40	70	1,088
Commercial MBS	26	-	2	24
Other securities	3	-	-	3
Total securities held-to-maturity	8,702	275	84	8,893
Total securities	$101,146	$3,382	$487	$104,041
(a)	Includes $9.8 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Securities at Dec. 31, 2011	Amortized	Gross unrealized		Fair
(in millions)	cost	Gains	Losses	value
Available-for-sale:
U.S. Treasury	$16,814	$514	$2	$17,326
U.S. Government agencies	932	26	-	958
State and political subdivisions	2,724	62	47	2,739
Agency RMBS	26,232	575	11	26,796
Alt-A RMBS	306	9	42	273
Prime RMBS	916	1	102	815
Subprime RMBS	606	2	190	418
Other RMBS	1,133	-	230	903
Commercial MBS	3,327	89	77	3,339
Asset-backed CLOs	1,480	1	37	1,444
Other asset-backed securities	527	8	3	532
Foreign covered bonds	2,410	18	3	2,425
Corporate bonds	1,696	47	5	1,738
Other debt securities	14,320	292	33	14,579	(a)
Equity securities	26	4	-	30
Money market funds	973	-	-	973
Alt-A RMBS (b)	1,790	157	68	1,879
Prime RMBS (b)	1,090	106	21	1,175
Subprime RMBS (b)	122	6	3	125
Total securities available-for-sale	77,424	1,917	874	78,467
Held-to-maturity:
U.S. Treasury	813	53	-	866
State and political subdivisions	100	3	-	103
Agency RMBS	658	39	-	697
Alt-A RMBS	153	4	19	138
Prime RMBS	121	-	10	111
Subprime RMBS	28	-	3	25
Other RMBS	1,617	47	93	1,571
Commercial MBS	28	-	2	26
Other securities	3	-	-	3
Total securities held-to-maturity	3,521	146	127	3,540
Total securities	$80,945	$2,063	$1,001	$82,007
(a)	Includes $13.1 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.
(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Net securities gains (losses)

(in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Realized gross gains	$32	$122	$6	$216	$92
Realized gross losses	(4)	(5)	(2)	(9)	(22)
Recognized gross impairments	(6)	(67)	(6)	(95)	(19)
Total net securities gains (losses)	$22	$50	$(2)	$112	$51

Temporarily impaired securities

At Sept. 30, 2012, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

The following tables show the aggregate related fair value of investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at Sept. 30, 2012	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	value	losses	value	losses	value	losses
Available-for-sale:
State and political subdivisions	$389	$4	$170	$29	$559	$33
Agency RMBS	830	7	108	-	938	7
Alt-A RMBS	26	13	45	4	71	17
Prime RMBS	-	-	320	22	320	22
Subprime RMBS	26	7	391	92	417	99
Other RMBS	39	31	679	107	718	138
Commercial MBS	-	-	379	58	379	58
Asset-backed CLOs	367	2	346	13	713	15
Other asset-backed securities	541	1	8	1	549	2
Corporate bonds	153	2	-	-	153	2
Other debt securities	2,423	2	5	-	2,428	2
Alt-A RMBS (a)	29	1	62	5	91	6
Prime RMBS (a)	28	1	21	1	49	2
Total securities available-for-sale	$4,851	$71	$2,534	$332	$7,385	$403
Held-to-maturity:
Alt-A RMBS	$-	$-	$25	$9	$25	$9
Prime RMBS	-	-	59	1	59	1
Subprime RMBS	-	-	25	2	25	2
Other RMBS	-	-	354	70	354	70
Commercial MBS	-	-	24	2	24	2
Total securities held-to-maturity	$-	$-	$487	$84	$487	$84
Total temporarily impaired securities	$4,851	$71	$3,021	$416	$7,872	$487
(a) Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

Temporarily impaired securities at Dec. 31, 2011	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in millions)	value	losses	value	losses	value	losses
Available-for-sale:
U.S. Treasury	$118	$2	$-	$-	$118	$2
State and political subdivisions	483	2	157	45	640	47
Agency RMBS	3,844	10	140	1	3,984	11
Alt-A RMBS	132	16	69	26	201	42
Prime RMBS	324	25	447	77	771	102
Subprime RMBS	-	-	400	190	400	190
Other RMBS	5	4	895	226	900	230
Commercial MBS	340	2	495	75	835	77
Asset-backed CLOs	1,143	26	211	11	1,354	37
Other asset-backed securities	60	1	18	2	78	3
Foreign covered bonds	368	1	406	2	774	3
Corporate bonds	254	5	-	-	254	5
Other debt securities	2,613	7	54	26	2,667	33
Alt-A RMBS (a)	595	53	29	15	624	68
Prime RMBS (a)	437	21	-	-	437	21
Subprime RMBS (a)	50	3	-	-	50	3
Total securities available-for-sale	$10,766	$178	$3,321	$696	$14,087	$874
Held-to-maturity:
Alt-A RMBS	$69	$3	$42	$16	$111	$19
Prime RMBS	-	-	56	10	56	10
Subprime RMBS	-	-	25	3	25	3
Other RMBS	107	2	573	91	680	93
Commercial MBS	-	-	26	2	26	2
Total securities held-to-maturity	$176	$5	$722	$122	$898	$127
Total temporarily impaired securities	$10,942	$183	$4,043	$818	$14,985	$1,001
(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in the first quarter of 2011.

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2012.

Maturity distribution and yield on investment securities	U.S. Treasury		U.S. Government agency		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield(a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$174	0.74%	$50	1.26%	$138	1.16%	$3,717	1.09%	$-	-%	$4,079
Over 1 through 5 years	14,241	0.77	961	1.63	2,777	1.67	11,328	1.32	-	-	29,307
Over 5 through 10 years	1,636	3.06	75	2.06	2,687	3.07	2,749	2.73	-	-	7,147
Over 10 years	3,514	3.12	-	-	539	3.94	101	6.91	-	-	4,154
Mortgage-backed securities	-	-	-	-	-	-	-	-	45,745	2.87	45,745
Asset-backed securities	-	-	-	-	-	-	-	-	3,081	1.42	3,081
Equity securities (b)	-	-	-	-	-	-	-	-	1,635	-	1,635
Total	$19,565	1.38%	$1,086	1.65%	$6,141	2.47%	$17,895	1.52%	$50,461	2.69%	$95,148
Securities held-to-maturity:
One year or less	$-	-%	$-	-%	$1	6.54%	$3	0.24%	$-	-%	$4
Over 1 through 5 years	711	1.49	-	-	-	-	-	-	-	-	711
Over 5 through 10 years	365	2.65	-	-	25	6.67	-	-	-	-	390
Over 10 years	-	-	-	-	43	6.65	-	-	-	-	43
Mortgage-backed securities	-	-	-	-	-	-	-	-	7,745	2.94	7,745
Total	$1,076	1.89%	$-	-%	$69	6.66%	$3	0.24%	$7,745	2.94%	$8,893
(a)	Yields are based upon the amortized cost of securities.
(b)	Includes money market funds.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS at Sept. 30, 2012 and Dec. 31, 2011.

Projected weighted-average default rates and severities
	Sept. 30, 2012		Dec. 31, 2011
	Default Rate	Severity	Default Rate	Severity
Alt-A	44%	57%	44%	57%
Subprime	62%	72%	63%	73%
Prime	24%	43%	25%	43%

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

The following table provides pre-tax net securities gains (losses) by type.

Net securities gains (losses)				Year-to-date
(in millions)	3Q12	2Q12	3Q11	2012	2011
Sovereign debt	$15	$61	$-	$83	$-
U.S. Treasury	-	44	3	82	44
Corporate bonds	10	7	-	19	-
FDIC-insured debt	-	-	-	10	-
Prime RMBS	(1)	(1)	-	(3)	9
Alt-A RMBS	(2)	(3)	(1)	(15)	3
Trust preferred	-	(18)	-	(18)	-
Subprime RMBS	-	(23)	(1)	(26)	(13)
European floating rate notes	(6)	(22)	(4)	(29)	(19)
Agency RMBS	-	-	-	-	8
Other	6	5	1	9	19
Net securities gains (losses)	$22	$50	$(2)	$112	$51

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

Debt securities credit loss roll forward (in millions)		3Q12	3Q11

Beginning balance as of June 30		$333	$187
Add:	Initial OTTI credit losses	2	3
	Subsequent OTTI credit losses	4	3
Less:	Realized losses for securities sold / consolidated	77	-
Ending balance as of September 30		$262	$193

Debt securities credit loss roll forward (in millions)		Year-to-date
		2012	2011
Beginning balance as of Jan. 1		$253	$182
Add:	Initial OTTI credit losses	52	12
	Subsequent OTTI credit losses	42	7
Less:	Realized losses for securities sold / consolidated	85	8
Ending balance as of September 30		$262	$193

Note 5 – Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at Sept. 30, 2012 and Dec. 31, 2011.

Loans (in millions)	Sept. 30, 2012	Dec. 31, 2011
Domestic:
Financial institutions	$4,442	$4,606
Commercial	787	752
Wealth management loans and mortgages	8,215	7,342
Commercial real estate	1,680	1,449
Lease financings (a)	1,444	1,558
Other residential mortgages	1,701	1,923
Overdrafts	2,070	2,958
Other	685	623
Margin loans	13,036	12,760
Total domestic	34,060	33,971
Foreign:
Financial institutions	6,606	6,538
Commercial	366	528
Commercial real estate	37	-
Lease financings (a)	1,033	1,051
Other (primarily overdrafts)	3,787	1,891
Total foreign	11,829	10,008
Total loans	$45,889	$43,979
(a)	Net of unearned income on domestic and foreign lease financings of $1,198 million at Sept. 30, 2012 and $1,343 million at Dec. 31, 2011.

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

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$103	$33	$39	$56	$26	$153	$-		$57	$467
Charge-offs	(1)	-	(4)	-	-	(3)	-		-	(8)
Recoveries	-	-	-	-	-	2	-		-	2
Net (charge-offs) recoveries	(1)	-	(4)	-	-	(1)	-		-	(6)
Provision	(4)	2	2	(1)	7	(11)	2		(2)	(5)
Ending balance	$98	$35	$37	$55	$33	$141	$2		$55	$456
Allowance for:
Loans losses	$32	$26	$11	$55	$28	$141	$1		$45	$339
Unfunded commitments	66	9	26	-	5	-	1		10	117

Individually evaluated for impairment:
Loan balance	$60	$28	$3	$-	$38	$-	$-		$9	$138
Allowance for loan losses	12	5	-	-	7	-	-		4	28

Collectively evaluated for impairment:
Loan balance	$727	$1,652	$4,439	$1,444	$8,177	$1,701	$15,791	(a)	$11,820	$45,751
Allowance for loan losses	20	21	11	55	21	141	1		41	311
(a)	Includes $2,070 million of domestic overdrafts, $13,036 million of margin loans and $685 million of other loans at Sept. 30, 2012.

Allowance for credit losses activity for the quarter ended June 30, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$97	$33	$53	$62	$34	$165	$-		$50	$494
Charge-offs	-	-	(4)	-	-	(7)	-		-	(11)
Recoveries	1	-	-	-	-	2	-		-	3
Net (charge-offs) recoveries	1	-	(4)	-	-	(5)	-		-	(8)
Provision	5	-	(10)	(6)	(8)	(7)	-		7	(19)
Ending balance	$103	$33	$39	$56	$26	$153	$-		$57	$467
Allowance for:
Loans losses	$42	$23	$18	$56	$21	$153	$-		$49	$362
Unfunded commitments	61	10	21	-	5	-	-		8	105

Individually evaluated for impairment:
Loan balance	$62	$29	$3	$-	$31	$-	$-		$9	$134
Allowance for loan losses	16	6	-	-	7	-	-		5	34

Collectively evaluated for impairment:
Loan balance	$752	$1,566	$4,832	$1,505	$7,885	$1,773	$16,811	(a)	$10,173	$45,297
Allowance for loan losses	26	17	18	56	14	153	-		44	328
(a)	Includes $2,750 million of domestic overdrafts, $13,462 million of margin loans and $599 million of other loans at June 30, 2012.

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2011					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	management loans and mortgages	Other residential mortgages	All Other (a)		Foreign	Total
Beginning balance	$96	$27	$24	$91	$31	$200	$-		$66	$535
Charge-offs	(1)	-	(1)	-	-	(15)	-		-	(17)
Recoveries	-	-	1	-	-	1	-		-	2
Net (charge-offs) recoveries	(1)	-	-	-	-	(14)	-		-	(15)
Provision	3	4	6	-	-	(24)	-		(11)	(22)
Ending balance	$98	$31	$30	$91	$31	$162	$-		$55	$498
Allowance for:
Loans losses	$38	$22	$6	$91	$25	$162	$-		$48	$392
Unfunded commitments	60	9	24	-	6	-	-		7	106

Individually evaluated for impairment:
Loan balance	$26	$28	$12	$-	$28	$-	$-		$12	$106
Allowance for loan losses	9	3	2	-	5	-	-		5	24

Collectively evaluated for impairment:
Loan balance	$853	$1,421	$6,792	$1,543	$6,937	$2,016	$15,621	(a)	$10,023	$45,206
Allowance for loan losses	29	19	4	91	20	162	-		43	368

(a) Includes $4,721 million of domestic overdrafts, $10,327 million of margin loans and $573 million of other loans at Sept. 30, 2011.

Allowance for credit losses activity for the nine months ended Sept. 30, 2012					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$91	$34	$63	$66	$29	$156	$-	$58	$497
Charge-offs	(1)	-	(8)	-	-	(19)	-	-	(28)
Recoveries	1	-	-	-	-	5	-	-	6
Net (charge-offs) recoveries	-	-	(8)	-	-	(14)	-	-	(22)
Provision	7	1	(18)	(11)	4	(1)	2	(3)	(19)
Ending balance	$98	$35	$37	$55	$33	$141	$2	$55	$456

Allowance for credit losses activity for the nine months ended Sept. 30, 2011					Wealth
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings	management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
Beginning balance	$93	$40	$11	$90	$41	$235	$1	$60	$571
Charge-offs	(5)	(4)	(2)	-	-	(40)	-	(6)	(57)
Recoveries	2	-	3	-	-	1	-	-	6
Net (charge-offs) recoveries	(3)	(4)	1	-	-	(39)	-	(6)	(51)
Provision	8	(5)	18	1	(10)	(34)	(1)	1	(22)
Ending balance	$98	$31	$30	$91	$31	$162	$-	$55	$498

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2012	June 30, 2012	Dec. 31, 2011
Loans:
Other residential mortgages	$166	$177	$203
Wealth management	33	35	32
Commercial	29	31	21
Commercial real estate	29	30	40
Foreign	9	9	10
Financial institutions	3	3	23
Total nonperforming loans	269	285	329
Other assets owned	5	9	12
Total nonperforming assets (a)	$274	$294	$341
(a)	Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $153 million at Sept. 30, 2012, $155 million at June 30, 2012 and $101 million at Dec. 31, 2011. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At Sept. 30, 2012, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest (in millions)	3Q12	2Q12	3Q11	YTD12	YTD11
Amount by which interest income recognized on nonperforming loans exceeded reversals	$2	$1	$-	$3	$1

Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$3	$5	$5	$12	$15

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	Sept. 30, 2012		June 30, 2012		Sept. 30, 2011
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$61	$1	$64	$1	$28	$-
Commercial real estate	26	-	31	-	14	-
Financial institutions	1	-	6	-	8	-
Wealth management loans and mortgages	28	-	28	-	26	-
Foreign	9	-	10	-	13	-
Total impaired loans with an allowance	125	1	139	1	89	-
Impaired loans without an allowance:
Commercial real estate	2	-	3	-	13	-
Financial institutions	2	-	2	-	-	-
Wealth management loans and mortgages	6	-	3	-	3	-
Total impaired loans without an allowance (a)	10	-	8	-	16	-
Total impaired loans	$135	$1	$147	$1	$105	$-

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	Sept. 30, 2012		Sept. 30, 2011
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$53	$3	$28	$-
Commercial real estate	31	-	19	-
Financial institutions	9	-	6	-
Wealth management loans and mortgages	28	-	39	1
Foreign	10	-	10	-
Total impaired loans with an allowance	131	3	102	1
Impaired loans without an allowance:
Commercial	-	-	2	1
Commercial real estate	3	-	15	-
Financial institutions	2	-	-	-
Wealth management loans and mortgages	4	-	1	-
Total impaired loans without an allowance (a)	9	-	18	1
Total impaired loans	$140	$3	$120	$2

(a)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2012			Dec. 31, 2011
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$60	$65	$12	$26	$31	$9
Commercial real estate	26	27	5	35	41	7
Financial institutions	1	1	-	21	21	7
Wealth management loans and mortgages	29	29	7	27	27	5
Foreign	9	17	4	10	18	4
Total impaired loans with an allowance	125	139	28	119	138	32
Impaired loans without an allowance:
Commercial real estate	2	2	N/A	3	3	N/A
Financial institutions	2	8	N/A	3	9	N/A
Wealth management loans and mortgages	9	9	N/A	3	3	N/A
Total impaired loans without an allowance (b)	13	19	N/A	9	15	N/A
Total impaired loans (c)	$138	$158	$28	$128	$153	$32
(a)	The allowance for impaired loans is included in the allowance for loan losses.
(b)	When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.
(c)	Excludes an aggregate of $2 million of impaired loans in amounts individually less than $1 million at Sept. 30, 2012 and Dec. 31, 2011. The allowance for loan loss associated with these loans totaled less than $1 million at both Sept. 30, 2012 and Dec. 31, 2011.
N/A –	Not applicable.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing	Sept. 30, 2012				Dec. 31, 2011
	Days past due			Total	Days past due			Total
(in millions)	30-59	60-89	>90	past due	30-59	60-89	>90	past due
Domestic:
Wealth management loans and mortgages	$33	$22	$5	$60	$89	$3	$-	$92
Other residential mortgages	49	5	9	63	36	10	13	59
Financial institutions	-	-	-	-	36	-	-	36
Commercial	-	-	-	-	60	7	-	67
Commercial real estate	7	8	-	15	47	9	-	56
Total domestic	89	35	14	138	268	29	13	310
Foreign	-	-	-	-	-	-	-	-
Total past due loans	$89	$35	$14	$138	$268	$29	$13	$310

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

The following table presents TDRs that occurred during the third quarter of 2012.

TDRs during the third quarter of 2012
		Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre- modification	Post- modification
Other residential mortgages	48	$14	$14
Wealth management loans and mortgages	4	2	2
Total TDRs	52	$16	$16

Other residential mortgages

The modifications of the other residential mortgage loans consisted of reducing the stated interest rate and in certain cases, a forbearance of default and extending the maturity date. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Wealth management loans and mortgages

The modification of the wealth management loans and mortgages consisted of a forbearance of defaults and a change from a demand loan to a specific maturity date. The difference between the book value and the market price of the loan is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 13 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted during the third quarter of 2012. The total recorded investment of these loans was $3 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal rating grade which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Commercial loan portfolio

Commercial loan portfolio—Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Investment grade	$812	$906	$1,264	$1,062	$9,756	$9,643
Noninvestment grade	341	374	453	387	1,292	1,501
Total	$1,153	$1,280	$1,717	$1,449	$11,048	$11,144

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2012	Dec. 31, 2011
Wealth management loans:
Investment grade	$4,124	$3,450
Noninvestment grade	124	111
Wealth management mortgages	3,967	3,781
Total	$8,215	$7,342

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. In the wealth management portfolio, 1% of the mortgages were past due at Sept. 30, 2012.

At Sept. 30, 2012, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York – 22%; California – 18%; Massachusetts – 17%; Florida – 8%; and other – 35%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,701 million at Sept. 30, 2012 and $1,923 million at Dec. 31, 2011. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2012 are $521 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2012, the purchased loans in this portfolio had a weighted-average original loan-to-value ratio of 76% and 25% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,857 million at Sept. 30, 2012 and $4,849 million at Dec. 31, 2011. Overdrafts occur on a daily basis in the custody and

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

securities clearance business and are generally repaid within two business days.

Margin loans

We had $13,036 million of secured margin loans on our balance sheet at Sept. 30, 2012 compared with $12,760 million at Dec. 31, 2011. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them.

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

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	62	20	-	82
Other (a)	(1)	(11)	10	(2)
Balance at Sept. 30, 2012	$9,434	$8,500	$50	$17,984
(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services (a)	Other (a)	Consolidated
Balance at Dec. 31, 2010	$9,359	$8,515	$168	$18,042
Acquisitions	10	-	-	10
Foreign exchange translation	(18)	-	(1)	(19)
Other (b)	6	6	-	12
Balance at Sept. 30, 2011	$9,357	$8,521	$167	$18,045
(a)	Includes the reclassification of goodwill associated with the Shareowner Services business from Investment Services to the Other segment.
(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(144)	(144)	-	(288)
Foreign exchange translation	16	2	-	18
Other (a)	-	(1)	1	-
Balance at Sept. 30, 2012	$2,254	$1,779	$849	$4,882
(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services (a)	Other (a)	Consolidated
Balance at Dec. 31, 2010	$2,592	$2,113	$991	$5,696
Acquisitions	6	12	-	18
Amortization	(161)	(149)	(12)	(322)
Foreign exchange translation	1	1	-	2
Impairment	-	(6)	-	(6)
Other (b)	-	(8)	-	(8)
Balance at Sept. 30, 2011	$2,438	$1,963	$979	$5,380
(a)	Includes the reclassification of intangible assets associated with the Shareowner Services business from Investment Services to the Other segment.
(b)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2012				Dec. 31, 2011
(dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships - Investment Management	$2,115	$(1,328)	$787	12 yrs.	$920
Customer contracts - Investment Services	2,351	(971)	1,380	12	1,517
Other	132	(105)	27	5	36
Total subject to amortization	4,598	(2,404)	2,194	12 yrs.	2,473
Not subject to amortization: (a)
Trade name	1,368	N/A	1,368	N/A	1,366
Customer relationships	1,320	N/A	1,320	N/A	1,313
Total not subject to amortization	2,688	N/A	2,688	N/A	2,679
Total intangible assets	$7,286	$(2,404)	$4,882	N/A	$5,152
(a)	Intangible assets not subject to amortization have an indefinite life.

N/A—Not applicable.

Estimated annual amortization expense for current

intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2012	$384
2013	335
2014	299
2015	267
2016	238

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7 – Other assets

Other assets	Sept. 30,	Dec. 31,
(in millions)	2012	2011
Corporate/bank owned life insurance	$4,299	$4,216
Accounts receivable	4,046	4,208
Income taxes receivable	2,909	2,573
Equity in joint ventures and other investments (a)	2,767	2,677
Fails to deliver	2,117	961
Fair value of hedging derivatives	1,171	1,600
Software	1,085	986
Prepaid expenses	488	784
Due from customers on acceptances	276	321
Prepaid pension assets	191	144
Other	1,095	1,369
Total other assets	$20,444	$19,839
(a)	Includes Federal Reserve Bank stock of $435 million and $429 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV

	Sept. 30, 2012					Dec. 31, 2011
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period		Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Hedge funds (a)	$16	$-	Monthly- quarterly	3-45 days		$9	$-	Monthly- quarterly	3-45 days
Private equity funds (b)	102	18	N/A	N/A		122	24	N/A	N/A
Other funds (c)	116	28	Monthly- yearly	(c	)	63	-	Monthly- yearly	(c	)
Total	$234	$46				$194	$24

(a)	Hedge funds include multi-strategy funds that utilize a variety of investment strategies and equity long-short hedge funds that include various funds that invest over both long-term investment and short-term investment horizons.
(b)	Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.
(c)	Other funds include various market neutral, leveraged loans, real estate and structured credit funds. Redemption notice periods vary by fund.

N/A – Not applicable.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Note 8 – Net interest revenue

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Interest revenue
Non-margin loans	$167	$169	$168	$505	$510
Margin loans	42	42	32	126	91
Securities:
Taxable	477	484	493	1,464	1,449
Exempt from federal income taxes	24	20	10	59	23
Total securities	501	504	503	1,523	1,472
Deposits in banks	99	93	153	306	425
Deposits with the Federal Reserve and other central banks	33	39	47	115	90
Federal funds sold and securities purchased under resale agreements	8	9	9	26	20
Trading assets	27	19	16	63	55
Total interest revenue	877	875	928	2,664	2,663
Interest expense
Deposits	36	43	66	122	182
Federal funds purchased and securities sold under repurchase agreements	(2)	-	1	(2)	3
Trading liabilities	7	6	6	17	28
Other borrowed funds	3	6	4	14	16
Customer payables	2	2	2	6	5
Long-term debt	82	84	74	259	225
Total interest expense	128	141	153	416	459
Net interest revenue	$749	$734	$775	$2,248	$2,204
Note 9 – Employee benefit plans

The components of net periodic benefit cost are as follows:

Net periodic benefit cost (credit)	Quarter ended
	Sept. 30, 2012			June 30, 2012			Sept. 30, 2011
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$15	$8	$1	$15	$8	$1	$16	$8	$1
Interest cost	42	9	3	42	9	3	44	9	3
Expected return on assets	(68)	(12)	(2)	(68)	(12)	(2)	(71)	(11)	(2)
Other	38	4	3	38	3	3	28	4	2
Net periodic benefit cost	$27	$9	$5	$27	$8	$5	$17	$10	$4

Net periodic benefit cost (credit)	Year-to-date
	Sept. 30, 2012			Sept. 30, 2011
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$45	$24	$3	$48	$24	$3
Interest cost	126	27	9	132	26	9
Expected return on assets	(204)	(36)	(6)	(212)	(33)	(6)
Other	114	10	9	74	12	6
Net periodic benefit cost	$81	$25	$15	$42	$29	$12

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following table presents the activity in the restructuring reserve related to the operational excellence initiatives through Sept. 30, 2012.

Operational excellence initiatives 2011 –

restructuring charge reserve activity

(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Recoveries	(2)	-	(2)
Utilization	(25)	(29)	(54)
Balance at June 30, 2012	51	-	51
Recoveries	(2)	-	(2)
Utilization	(7)	-	(7)
Balance at Sept. 30, 2012	$42	$-	$42

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Operational excellence initiatives 2011 – restructuring charge (recovery) by business			Total
(in millions)	3Q12	2Q12	charges since inception
Investment Management	$(1)	$4	$20
Investment Services	-	-	39
Other segment (including
Business Partners)	(1)	(4)	44
Total restructuring charge (recovery)	$(2)	$-	$103

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

The following table presents the activity in the restructuring reserve related to the global location strategy through Sept. 30, 2012.

Global location strategy 2009 – restructuring charge reserve activity (in millions)	Severance	Asset write-offs/ other	Total
Original restructuring charge	$102	$37	$139
Additional charges	3	6	9
Utilization	(100)	(32)	(132)
Balance at June 30, 2012	5	11	16
Recoveries	(1)	-	(1)
Utilization	(1)	-	(1)
Balance at Sept. 30, 2012	$3	$11	$14

This restructuring charge was recorded in the Other segment as it is a corporate initiative and not directly related to the operating performance of the businesses. The table below presents the restructuring charge if it had been allocated by business.

Global location strategy 2009 – restructuring charge (recovery) by business
(in millions)	3Q12	2Q12	3Q11	Total charges since inception
Investment Management	$-	$-	$(2)	$54
Investment Services	(1)	(4)	(4)	64
Other segment (including Business Partners)	-	-	1	29
Total restructuring charge (recovery)	$(1)	$(4)	$(5)	$147

Note 11 – Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Effective tax rate	Nine months ended
	Sept. 30, 2012	Sept. 30, 2011
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.3	3.0
Tax credits	(5.0)	(1.9)
Tax-exempt income	(3.6)	(2.6)
Foreign operations	(5.1)	(3.8)
Other – net	(0.3)	(1.1)
Effective tax rate	23.3%	28.6%

Our total tax reserves as of Sept. 30, 2012 were $323 million compared with $263 million at June 30, 2012. If these tax reserves were unnecessary, $323 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet as of Sept. 30, 2012 is accrued interest, where applicable, of $35 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2012 was $10 million compared with $5 million for the nine months ended Sept. 30, 2011.

As previously disclosed, on Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. The aggregate tax for all of the years in question is approximately $900 million, including interest. BNY Mellon continues to believe the tax treatment of the transaction was consistent with statutory and judicial authority existing at the time of the transaction. Trial was held from April 16 to May 17, 2012. See Note 18 of the Notes to Consolidated Financial Statements for additional information. The U.S. Tax Court could reach a decision within the next 12 months. If there is an adverse decision, BNY Mellon will be required to re-evaluate its uncertain tax position with respect to this matter.

Pursuant to ASC 740 (FASB Interpretation 48), it is reasonably possible the total reserve for uncertain tax positions could increase within the next 12 months by an amount up to $837 million as a result of the above matter and adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination for all periods through 2002. The years 2003 through 2006 remain open to examination. The years 2007 and 2008 are closed for further examination, however one matter is before the Internal Revenue Service (“IRS”) appeals. Our New York State and New York City income tax returns are closed to examination through 2010. Our United Kingdom income tax returns are closed to examination through 2008.

Note 12 – Securitizations and variable interest entities

Variable interest entities (“VIEs”)

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

Accounting guidance on the consolidation of VIEs applies to certain entities in which the equity investors:

•	do not have sufficient equity at risk for the entity to finance its activities without additional financial support; or

•	lack one or more of the following characteristics of a controlling financial interest:

-	The power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance (ASU 2009-17 model).

-	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights (ASC 810 model).

-	The obligation to absorb the expected losses of the entity.

-	The right to receive the expected residual returns of the entity.

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the funds’ investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10 and

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

are reviewed for consolidation based on the guidance in ASC 810.

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

The primary beneficiary calculations include estimates of ranges and probabilities of losses and returns from the funds. The calculated expected gains and expected losses are allocated to the variable interest holders of the funds, which are generally the funds’ investors and which may include BNY Mellon, in order to determine which entity is required to consolidate the VIE, if any.

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered qualified special purpose entities, and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has two securitizations and several CLOs, which are assessed for consolidation in accordance with ASU 2009-17.

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

Investments consolidated under ASC 810 and ASU 2009-17 at Sept. 30, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$492	$492
Trading assets	10,821	-	10,821
Other assets	548	-	548
Total assets	$11,369	$492	$11,861
Trading liabilities	10,018	-	10,018
Other liabilities	28	462	490
Total liabilities	$10,046	$462	$10,508
Non-redeemable noncontrolling interests	$781	$-	$781

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2011
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$-	$479	$479
Trading assets	10,751	-	10,751
Other assets	596	-	596
Total assets	$11,347	$479	$11,826
Trading liabilities	10,053	-	10,053
Other liabilities	32	443	475
Total liabilities	$10,085	$443	$10,528
Non-redeemable noncontrolling interests	$670	$-	$670

BNY Mellon 87

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

Non-consolidated VIEs at Sept. 30, 2012
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$97	$-	$97

Non-consolidated VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Trading	$1	$-	$1
Other	41	-	41
Total	$42	$-	$42

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Consolidated credit supported VIEs

At Sept. 30, 2012, there were no remaining consolidated credit supported VIEs. At Dec. 31, 2011, BNY Mellon’s financial statements included certain funds created solely with securities subject to credit support agreements where we agreed to absorb the majority of loss.

Consolidated credit supported VIEs at Dec. 31, 2011
(in millions)	Assets	Liabilities	Maximum loss exposure
Available-for-sale	$14	$-	$14
Other	-	22	10
Total	$14	$22	$24

Note 13 – Preferred stock

The table below presents a summary of BNY Mellon’s preferred stock, par value $0.01, issued and outstanding at Sept. 30, 2012.

Preferred stock summary (dollars in millions, unless otherwise noted)
Series	Description	Total shares issued and outstanding	Liquidation preference per share (in dollars)	Carrying value at Sept. 30, 2012		Per annum dividend rate	Dividends paid per share in three months ended Sept. 30, 2012 (in dollars)
Series A	Noncumulative Perpetual Preferred Stock	5,001	$100,000	$500		Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$1,022.22
Series C	Noncumulative Perpetual Preferred Stock	5,500	$100,000	$536	(a)	5.200%	N/A

(a)	The carrying value is recorded net of issuance costs.

N/A – The Series C noncumulative perpetual preferred stock was issued after dividends were declared in the third quarter of 2012.

On June 20, 2012, BNY Mellon issued the Series A Noncumulative Perpetual Preferred Stock (the “Series A preferred stock”) and on Sept. 19, 2012, BNY Mellon issued 22 million Series C Depositary Shares, each representing a 1/4,000th interest in a share of BNY Mellon’s Series C preferred stock. Holders of these preferred stock issues are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), when, as and if declared by BNY Mellon’s Board of Directors. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C preferred stock. All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. All of the outstanding shares of the Series C preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series C Preferred Stock to the holders of record of the depositary shares.

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the Series C preferred stock in whole or in part, on or after the dividend payment date in September 2017, or in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designations of the Series C preferred stock).

The terms of the Series A preferred stock and the Series C preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

Note 14 – Other comprehensive income

Components of other comprehensive income	Quarter ended
	Sept. 30, 2012			June 30, 2012			Sept. 30, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$134	$35	$169	$(223)	$(42)	$(265)	$(340)	$(44)	$(384)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	948	(310)	638	318	(121)	197	61	(31)	30
Reclassification adjustment	(22)	7	(15)	(50)	15	(35)	2	-	2
Net unrealized gain (loss) on assets available-for-sale	926	(303)	623	268	(106)	162	63	(31)	32
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	45	(17)	28	42	(18)	24	31	(11)	20
Total defined benefit plans	45	(17)	28	42	(18)	24	31	(11)	20
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	3	(2)	1	8	(2)	6	49	(20)	29
Reclassification adjustment	(1)	1	-	(9)	3	(6)	1	-	1
Net unrealized gain (loss) on cash flow hedges	2	(1)	1	(1)	1	-	50	(20)	30
Total other comprehensive income (loss)	$1,107	$(286)	$821	$86	$(165)	$(79)	$(196)	$(106)	$(302)

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income	Nine months ended
	Sept. 30, 2012			Sept. 30, 2011
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustment arising during the period	$40	$36	$76	$(27)	$2	$(25)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	1,644	(572)	1,072	531	(207)	324
Reclassification adjustment	(112)	38	(74)	(51)	23	(28)
Net unrealized gain (loss) on assets available-for-sale	1,532	(534)	998	480	(184)	296
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	131	(52)	79	85	(31)	54
Total defined benefit plans	131	(52)	79	85	(31)	54
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	12	(5)	7	49	(21)	28
Reclassification adjustment	(5)	2	(3)	2	-	2
Net unrealized gain (loss) on cash flow hedges	7	(3)	4	51	(21)	30
Total other comprehensive income (loss)	$1,710	$(553)	$1,157	$589	$(234)	$355

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

Determination of fair value

The following is a description of our valuation methodologies for assets and liabilities measured at fair value. We have established processes for determining fair values. Fair value is based upon quoted market prices in active markets, where available. For financial instruments where quotes from recent exchange transactions are not available, we determine fair value based on discounted cash flow analysis, comparison to similar instruments, and the use of financial models. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Model-based pricing uses inputs of observable prices, where available, for interest rates, foreign exchange rates, option volatilities and other factors. Models are benchmarked and validated by an independent internal risk management function. Our valuation process takes into consideration factors such as counterparty credit quality, liquidity, concentration concerns, and observability of model parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Level 1: Inputs to the valuation methodology are recent quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, and U.S. Treasury securities that are actively traded in highly liquid over-the-counter markets.

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

If quoted market prices are not available, we estimate fair value using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain agency and non-agency mortgage-backed securities, sovereign debt, commercial mortgage-

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

backed securities, European floating rate notes, corporate bonds and foreign covered bonds.

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

In addition, we have significant investments in more actively traded agency RMBS and other types of securities such as sovereign debt. The pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-dealer brokers. The pricing sources receive their daily observed trade price and other information feeds from the inter-dealer brokers.

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

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2012 and Dec. 31, 2011, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no transfers between Level 1 and Level 2 during the third quarter of 2012.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2012

(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$19,565	$-	$-	$-	$19,565
U.S. Government agencies	-	1,086	-	-	1,086
Sovereign debt	41	9,776	-	-	9,817
State and political subdivisions (b)	-	6,097	44	-	6,141
Agency RMBS	-	35,074	-	-	35,074
Alt-A RMBS	-	284	-	-	284
Prime RMBS	-	760	-	-	760
Subprime RMBS	-	435	-	-	435
Other RMBS	-	2,751	-	-	2,751
Commercial MBS	-	3,241	-	-	3,241
Asset-backed CLOs	-	1,189	-	-	1,189
Other asset-backed securities	-	1,892	-	-	1,892
Equity securities	27	-	-	-	27
Money market funds (b)	1,608	-	-	-	1,608
Corporate bonds	-	1,863	-	-	1,863
Other debt securities	-	2,339	-	-	2,339
Foreign covered bonds	1,896	1,980	-	-	3,876
Alt-A RMBS (c)	-	2,012	-	-	2,012
Prime RMBS (c)	-	1,063	-	-	1,063
Subprime RMBS (c)	-	125	-	-	125
Total available-for-sale	23,137	71,967	44	-	95,148
Trading assets:
Debt and equity instruments (d)	1,137	3,962	50	-	5,149
Derivative assets (e):
Interest rate	130	23,964	29	N/A
Foreign exchange	2,787	130	1	N/A
Equity	114	218	38	N/A
Total derivative assets	3,031	24,312	68	(23,370)	4,041
Total trading assets	4,168	28,274	118	(23,370)	9,190
Other assets (f)	53	942	128	-	1,123
Subtotal assets of operations at fair value	27,358	101,183	290	(23,370)	105,461
Percentage of assets prior to netting	21%	79%	-%
Assets of consolidated investment management funds:
Trading assets	167	10,654	-	-	10,821
Other assets	415	133	-	-	548
Total assets of consolidated investment management funds	582	10,787	-	-	11,369
Total assets	$27,940	$111,970	$290	$(23,370)	$116,830
Percentage of assets prior to netting	20%	80%	-%
Trading liabilities:
Debt and equity instruments	$973	$846	$-	$-	$1,819
Derivative liabilities (e):
Interest rate	-	24,720	232	N/A
Foreign exchange	2,820	85	-	N/A
Equity	77	328	68	N/A
Total derivative liabilities	2,897	25,133	300	(22,395)	5,935
Total trading liabilities	3,870	25,979	300	(22,395)	7,754
Long-term debt (b)	-	345	-	-	345
Other liabilities (g)	366	444	-	-	810
Subtotal liabilities at fair value	4,236	26,768	300	(22,395)	8,909
Percentage of liabilities prior to netting	14%	85%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,018	-	-	10,018
Other liabilities	-	28	-	-	28
Total liabilities of consolidated investment management funds	-	10,046	-	-	10,046
Total liabilities	$4,236	$36,814	$300	$(22,395)	$18,955
Percentage of liabilities prior to netting	10%	89%	1%

(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting cannot be disaggregated by product.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	The Level 1, 2 and 3 fair values of derivative assets and derivative liabilities are presented on a gross basis.
(f)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(g)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2011
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$17,326	$-	$-	$-	$17,326
U.S. Government agencies	-	958	-	-	958
Sovereign debt	44	11,910	-	-	11,954
State and political subdivisions (b)	-	2,694	45	-	2,739
Agency RMBS	-	26,796	-	-	26,796
Alt-A RMBS	-	273	-	-	273
Prime RMBS	-	815	-	-	815
Subprime RMBS	-	418	-	-	418
Other RMBS	-	903	-	-	903
Commercial MBS	-	3,339	-	-	3,339
Asset-backed CLOs	-	1,444	-	-	1,444
Other asset-backed securities	-	532	-	-	532
Equity securities	9	21	-	-	30
Money market funds (b)	973	-	-	-	973
Corporate bonds	-	1,738	-	-	1,738
Other debt securities	-	2,622	3	-	2,625
Foreign covered bonds	1,820	605	-	-	2,425
Alt-A RMBS (c)	-	1,879	-	-	1,879
Prime RMBS (c)	-	1,175	-	-	1,175
Subprime RMBS (c)	-	125	-	-	125
Total available-for-sale	20,172	58,247	48	-	78,467
Trading assets:
Debt and equity instruments (d)	485	1,655	63	-	2,203
Derivative assets (e):
Interest rate	164	26,434	54	N/A
Foreign exchange	4,519	113	-	N/A
Equity	91	284	43	N/A
Other	-	3	-	N/A
Total derivative assets	4,774	26,834	97	(26,047)	5,658
Total trading assets	5,259	28,489	160	(26,047)	7,861
Loans	-	10	-	-	10
Other assets (f)	672	1,019	157	-	1,848
Subtotal assets of operations at fair value	26,103	87,765	365	(26,047)	88,186
Percentage of assets prior to netting	23%	77%	-%
Assets of consolidated investment management funds:
Trading assets	323	10,428	-	-	10,751
Other assets	453	143	-	-	596
Total assets of consolidated investment management funds	776	10,571	-	-	11,347
Total assets	$26,879	$98,336	$365	$(26,047)	$99,533
Percentage of assets prior to netting	22%	78%	-%
Trading liabilities:
Debt and equity instruments	$418	$537	$-	$-	$955
Derivative liabilities(e):
Interest rate	-	27,201	239	N/A
Foreign exchange	4,311	44	-	N/A
Equity	55	200	75	N/A
Total derivative liabilities	4,366	27,445	314	(25,009)	7,116
Total trading liabilities	4,784	27,982	314	(25,009)	8,071
Long-term debt (b)	-	326	-	-	326
Other liabilities (g)	14	368	-	-	382
Subtotal liabilities at fair value	4,798	28,676	314	(25,009)	8,779
Percentage of liabilities prior to netting	14%	85%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	-	10,053	-	-	10,053
Other liabilities	2	30	-	-	32
Total liabilities of consolidated investment management funds	2	10,083	-	-	10,085
Total liabilities	$4,800	$38,759	$314	$(25,009)	$18,864
Percentage of liabilities prior to netting	11%	88%	1%
(a)	ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting cannot be disaggregated by product.
(b)	Includes certain interests in securitizations.
(c)	Previously included in the Grantor Trust.
(d)	Includes loans classified as trading assets and certain interests in securitizations.
(e)	The Level 1, 2 and 3 fair values of derivative assets and derivative liabilities are presented on a gross basis.
(f)	Includes private equity investments, seed capital, a brokerage account, and derivatives in designated hedging relationships.
(g)	Includes the fair value adjustment for certain unfunded lending-related commitments and derivatives in designated hedging relationships and support agreements.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis
	Sept. 30, 2012					Dec. 31, 2011
		Ratings					Ratings
(dollar amounts in millions)	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower	Total carrying value (a)	AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
Alt-A RMBS, originated in:
2006-2007	$114	-%	-%	-%	100%	$99	-%	-%	-%	100%
2005	108	-	-	-	100	113	-	-	-	100
2004 and earlier	62	10	10	24	56	61	27	13	47	13
Total Alt-A RMBS	$284	2%	2%	6%	90%	$273	6%	3%	11%	80%
Prime RMBS, originated in:
2007	$109	-%	40%	5%	55%	$121	38%	4%	-%	58%
2006	75	-	-	-	100	75	-	-	-	100
2005	224	33	-	-	67	230	32	-	-	68
2004 and earlier	352	20	41	6	33	389	29	38	11	22
Total prime RMBS	$760	19%	25%	3%	53%	$815	28%	19%	5%	48%
Subprime RMBS, originated in:
2007	$1	-%	-%	100%	-%	$2	-%	2%	98%	-%
2005	101	14	20	26	40	82	23	12	29	36
2004 and earlier	333	3	7	15	75	334	5	15	18	62
Total subprime RMBS	$435	5%	10%	18%	67%	$418	8%	14%	21%	57%
Commercial MBS—Domestic, originated in:
2009-2012	$253	92%	8%	-%	-%	$200	100%	-%	-%	-%
2008	24	8	92	-	-	25	16	84	-	-
2007	729	55	39	6	-	789	66	26	8	-
2006	933	83	17	-	-	892	85	15	-	-
2005	645	95	4	1	-	696	94	6	-	-
2004 and earlier	348	97	3	-	-	403	97	2	1	-
Total commercial MBS—Domestic	$2,932	81%	18%	1%	-%	$3,005	84%	14%	2%	-%
Foreign covered bonds:
Germany	$987	98%	2%	-%	-%	$1,461	99%	1%	-%	-%
Canada	929	100	-	-	-	795	100	-	-	-
United Kingdom	764	100	-	-	-	25	100	-	-	-
Netherlands	351	100	-	-	-	26	100	-	-	-
Other	845	100	-	-	-	118	100	-	-	-
Total foreign covered bonds	$3,876	100%	-%	-%	-%	$2,425	100%	-%	-%	-%
European floating rate notes – available-for-sale:
United Kingdom	$1,706	77%	20%	3%	-%	$686	72%	28%	-%	-%
Netherlands	960	100	-	-	-	47	35	65	-	-
Ireland	151	16	-	32	52	203	-	50	47	3
Italy	126	-	100	-	-	150	100	-	-	-
Australia	81	93	7	-	-	101	91	9	-	-
Germany	64	-	9	-	91	93	21	6	73	-
Spain	22	-	100	-	-	-	-	-	-	-
France	10	100	-	-	-	9	100	-	-	-
Luxembourg	-	-	-	-	-	140	-	100	-	-
Total European floating rate notes – available-for-sale	$3,120	77%	16%	3%	4%	$1,429	55%	34%	11%	-%
Sovereign debt:
United Kingdom	$4,884	100%	-%	-%	-%	$4,526	100%	-%	-%	-%
Netherlands	2,015	100	-	-	-	2,230	100	-	-	-
Germany	1,605	100	-	-	-	2,347	100	-	-	-
France	1,258	100	-	-	-	2,790	100	-	-	-
Other	55	98	2	-	-	61	97	3	-	-
Total sovereign debt	$9,817	100%	-%	-%	-%	$11,954	100%	-%	-%	-%
Alt-A RMBS (b), originated in:
2006-2007	$1,155	-%	-%	-%	100%	$1,042	-%	-%	-%	100%
2005	636	4	-	1	95	628	5	-	1	94
2004 and earlier	221	-	2	13	85	209	-	4	27	69
Total Alt-A RMBS (b)	$2,012	1%	-%	2%	97%	$1,879	2%	-%	3%	95%
Prime RMBS (b), originated in:
2006-2007	$623	-%	-%	-%	100%	$678	-%	-%	-%	100%
2005	408	1	1	1	97	465	-	4	-	96
2004 and earlier	32	5	3	23	69	32	9	-	22	69
Total prime RMBS (b)	$1,063	-%	1%	1%	98%	$1,175	-%	2%	1%	97%
Subprime RMBS (b), originated in:
2005-2007	$89	-%	-%	-%	100%	$88	-%	-%	-%	100%
2004 and earlier	36	5	-	36	59	37	5	34	-	61
Total subprime RMBS (b)	$125	2%	-%	10%	88%	$125	2%	10%	-%	88%

(a)	At Sept. 30, 2012 and Dec. 31, 2011, foreign covered bonds were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.
(b)	Previously included in the Grantor Trust.

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

Fair value measurements for assets using significant unobservable inputs for three months ended Sept. 30, 2012

	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets (a)		Other assets		Total assets
Fair value at June 30, 2012	$42		$60		$73		$138		$313
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	2	(b)	-	(c)	(6	) (c)	3	(d)	(1)
Purchases and sales:
Purchases	-		-		1		3		4
Sales	-		(10)		-		(16)		(26)
Fair value at Sept. 30, 2012	$44		$50		$68		$128		$290
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$-		$(4)		$-		$(4)
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended Sept. 30, 2012

	Trading liabilities		Total
(in millions)	Derivative liabilities (a)		liabilities
Fair value at June 30, 2012	$302		$302
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(2	) (b)	(2)
Fair value at Sept. 30, 2012	$300		$300
Change in unrealized (gains) or losses for the period included in earnings
(or changes in net assets) for liabilities held at the end of the reporting period	$12		$12

(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for three months ended Sept. 30, 2011

	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)		Loans	Other assets		Total assets
Fair value at June 30, 2011	$10		$66		$36		$107		$5	$116		$340
Transfers into Level 3	-		-		21		2		-	1		24
Transfers out of Level 3	-		(9)		-		-		-	-		(9)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(b)	-	(b)	3	(c)	(15	) (c)	-	3	(d)	(9)
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-		-	1		1
Sales	-		-		-		-		-	(6)		(6)
Fair value at Sept. 30, 2011	$10		$57		$60		$94		$5	$115		$341
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$3		$6		$-	$-		$9
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for three months ended Sept. 30, 2011

	Trading liabilities
(in millions)	Derivative liabilities (a)		Total liabilities
Fair value at June 30, 2011	$155		$155
Transfers into Level 3	1		1
Total (gains) or losses:
Included in earnings (or changes in net liabilities)	80	(b)	80
Fair value at Sept. 30, 2011	$236		$236
The amount of total (gains) or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$109		$109
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for nine months ended Sept. 30, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)		Other assets	Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157	$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	2	(b)	(3	) (b)	-	(c)	(30	) (c)	4 (d)	(27)
Purchases, sales and settlements:
Purchases	-		-		-		1		8	9
Sales	-		-		(13)		-		(33)	(46)
Settlements	(3)		-		-		-		(8)	(11)
Fair value at Sept. 30, 2012	$44		$-		$50		$68		$128	$290
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$-		$(13)		$-	$(13)
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for nine months ended Sept. 30, 2012
	Trading liabilities
(in millions)	Derivative liabilities (a)		Total liabilities
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period: Included in earnings (or changes in net liabilities)	(14	) (b)	(14)
Fair value at Sept. 30, 2012	$300		$300
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$33		$33
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for nine months ended Sept. 30, 2011
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets (a)	Loans	Other assets		Total assets
Fair value at Dec. 31, 2010	$10		$58		$32		$119	$6	$113		$338
Transfers into Level 3	-		8		48		5	-	1		62
Transfers out of Level 3	-		(9)		(23)		(43)	(2)	-		(77)
Total gains or (losses):
Included in earnings (or changes in net assets)	-	(b)	-	(b)	3	(c)	14 (c)	-	5	(d)	22
Purchases, issuances, sales and settlements:
Purchases	-		-		-		-	-	2		2
Issuances	-		-		-		-	1	-		1
Sales	-		-		-		-	-	(6)		(6)
Settlements	-		-		-		(1)	-	-		(1)
Fair value at Sept. 30, 2011	$10		$57		$60		$94	$5	$115		$341
The amount of total gains or (losses) included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses					$30		$10	$-	$-		$40
(a)	Derivative assets are reported on a gross basis.
(b)	Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).
(c)	Reported in foreign exchange and other trading revenue.
(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for nine months ended Sept. 30, 2011
	Trading liabilities
(in millions)	Debt and equity instruments	Derivative liabilities (a)		Other liabilities	Total liabilities
Fair value at Dec. 31, 2010	$6	$171		$2	$179
Transfers into Level 3	-	2		-	2
Total (gains) or losses:
Included in earnings (or changes in net liabilities)	-	76	(b)	(2)	74
Purchases, issuances, sales and settlements:
Settlements	(6)	(13)		-	(19)
Fair value at Sept. 30, 2011	$-	$236		$-	$236
The amount of total (gains) or losses included in earnings (or changes in net assets) attributable to the changes in unrealized gains or losses	$-	$119		$-	$119
(a)	Derivative liabilities are reported on a gross basis.
(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at Sept. 30, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$44	Discounted cash flow	Expected credit loss	8%-36%
Trading assets:
Debt and equity instruments:
Structured debt	30	Option pricing model (a)	Correlation risk	15%
			Long-term foreign exchange volatility	12%-17%
Distressed debt	20	Discounted cash flow	Expected maturity	2-10 years
			Credit spreads	200-825 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	29	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	12%-17%
Foreign exchange contracts:
Long-term foreign exchange options	1	Option pricing model (a)	Long-term foreign exchange volatility	18%
Equity:
Equity options	38	Option pricing model (a)	Long-term equity volatility	23%-32%
Measured on a nonrecurring basis:
Loans	28	Discounted cash flows	Timing of sale	0-24 months
			Cap rate	5.5%-8.0%
			Cost to complete/sell	0%-28%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at Sept. 30, 2012	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$232	Option pricing model(a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	12%-17%
Equity:
Equity options	68	Option pricing model (a)	Long-term equity volatility	23%-32%

(a) The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

bps – basis points.

At Sept. 30, 2012, the available-for-sale securities categorized as Level 3 within the fair value hierarchy primarily consist of a security issued by a municipality that has filed for bankruptcy. The fair value of this security was determined based on expected credit losses. A significant deviation from the expected credit losses would result in a significantly higher or lower fair value.

At Sept. 30, 2012, debt and equity instruments reported as trading assets on the balance sheet include structured debt and distressed debt. For our structured debt, changes in foreign exchange volatility generally results in a higher or lower fair value, while changes in the correlation of interest and foreign exchange factors generally increases or decreases the fair value of the instrument. The principal unobservable inputs for distressed debt include credit spreads and expected maturity. Changes in credit spreads or the expected period until maturity would result in an increase or decrease in the fair value of these instruments.

At Sept. 30, 2012, our trading assets and trading liabilities included interest rate derivative assets and liabilities, respectively, and equity derivative assets

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

and liabilities, respectively, classified as Level 3 within the fair value hierarchy. For our structured foreign exchange swaptions, changes in foreign exchange volatility generally results in an increased or decreased liability while changes in the correlation of interest and foreign exchange factors generally results in a favorable or unfavorable movement in the fair value of the instrument. The Company purchases and sells certain long-term equity options based on changes in volatility, which in turn offset option values.

At Sept. 30, 2012, loans measured at fair value on a nonrecurring basis that are included in Level 3 of the fair value hierarchy include collateral dependent loans. Principal unobservable inputs may include forecast timing of sales, cap rates and costs to complete/sell. An increase in holding period, cap rate or costs to complete/sell would generally result in a decrease of the fair value of loans. A decrease in holding period, cap rate or costs to complete/sell would generally result in an increase in fair value of the loans.

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

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2012				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$181	$35	$216
Other assets (b)	-	77	-	77
Total assets at fair value on a nonrecurring basis	$-	$258	$35	$293

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2011				Total
(in millions)	Level 1	Level 2	Level 3	carrying value
Loans (a)	$-	$178	$43	$221
Other assets (b)	-	126	-	126
Total assets at fair value on a nonrecurring basis	$-	$304	$43	$347
(a)	During the quarters ended Sept. 30, 2012 and Dec. 31, 2011, the fair value of these loans was increased by $2 million and decreased $32 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a Loan, with an offset to the allowance for credit losses.
(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods – see Note 1 to the Consolidated Financial Statements contained in the 2011 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions we used at Dec. 31, 2011 and Sept. 30, 2012 include discount rates ranging principally from 0.01% to 4.95%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

Loans

For residential mortgage loans, fair value is estimated using discounted cash flow analysis, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. The estimated fair value of margin loans and overdrafts is equal to the book value due to the short-term nature of these assets. The estimated fair value of other types of loans is determined using discounted cash flows. Inputs include current LIBOR market rates adjusted for credit spreads. These loans are generally classified as Level 2 within the valuation hierarchy.

Other financial assets

Other financial assets include cash, the Federal Reserve Bank stock and accrued interest receivable. Cash is classified as Level 1 within the valuation hierarchy. The Federal Reserve Bank stock is not redeemable or transferable. The estimated fair value of the Federal Reserve Bank stock is based on the redemption price and is classified as Level 2 within the valuation hierarchy. Accrued interest receivable is generally short-term. As a result, book value is considered to equal fair value. Accrued interest receivable is included as Level 2 within the valuation hierarchy.

Noninterest-bearing and interest-bearing deposits

Interest-bearing deposits are comprised of money market rate and demand deposits, savings deposits and time deposits. Except for time deposits, book value is considered to equal fair value for these deposits due to their short duration to maturity or payable on demand feature. The fair value of interest-bearing time deposits is determined using discounted cash flow analysis. Inputs primarily consist of current LIBOR market rates and time to maturity. For all noninterest-bearing deposits, book value is considered to equal fair value as a result of the short duration of the deposit. Interest-bearing

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

and noninterest-bearing deposits are classified as Level 2 within the valuation hierarchy.

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

Summary of financial instruments	Sept. 30, 2012					Dec. 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount	Estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal
Reserve and other central banks	$-	$73,118	$-	$73,118	$73,118	$90,243	$90,243
Interest-bearing deposits with banks	-	40,612	-	40,612	40,578	36,381	36,321
Federal funds sold and securities purchased under resale agreements	-	5,753	-	5,753	5,753	4,510	4,510
Securities held-to-maturity	1,076	7,817	-	8,893	8,702	3,540	3,521
Loans	-	43,239	-	43,239	43,073	41,166	40,970
Other financial assets	4,991	1,097	-	6,088	6,088	5,336	5,336
Total	$6,067	$171,636	$-	$177,703	$177,312	$181,176	$180,901
Liabilities:
Noninterest-bearing deposits	$-	$78,790	$-	$78,790	$78,790	$95,335	$95,335
Interest-bearing deposits	-	144,017	-	144,017	144,159	123,759	123,759
Federal funds purchased and securities sold under repurchase agreements	-	12,450	-	12,450	12,450	6,267	6,267
Payables to customers and broker-dealers	-	13,675	-	13,675	13,675	12,671	12,671
Borrowings	-	2,621	-	2,621	2,621	2,376	2,376
Long-term debt	-	20,453	-	20,453	19,516	20,459	19,933
Total	$-	$272,006	$-	$272,006	$271,211	$260,867	$260,341

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At Sept. 30, 2012:
Interest-bearing deposits with banks	$10,409	$10,409	$22	$(366)
Securities available-for-sale	5,614	5,249	1	(438)
Deposits	10	10	1	-
Long-term debt	15,906	15,042	1,013	(5)
At Dec. 31, 2011:
Interest-bearing deposits with banks	$8,789	$8,789	$441	$(17)
Securities available-for-sale	4,354	4,009	-	(289)
Deposits	10	10	1	-
Long-term debt	15,048	14,262	964	(9)

Note 16 – Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	Sept. 30, 2012	Dec. 31, 2011
Assets of consolidated investment management funds:
Trading assets	$10,821	$10,751
Other assets	548	596
Total assets of consolidated investment management funds	$11,369	$11,347
Liabilities of consolidated investment management funds:
Trading liabilities	$10,018	$10,053
Other liabilities	28	32
Total liabilities of consolidated investment management funds	$10,046	$10,085

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At Sept. 30, 2012, the fair value of this long-term debt was $345 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Long-term debt (a)	$(6)	$(42)	$(19)	$(52)
(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

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

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of derivative

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

financial instruments. We enter into offsetting positions to reduce exposure to foreign exchange, interest rate and equity risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the third quarter of 2012 or 2011.

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

The investment securities available-for-sale hedged consist of sovereign debt and U.S. Treasury bonds that had original maturities of 30 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2012, $5.0 billion face amount of securities were hedged with interest rate swaps that had notional values of $5.2 billion.

The hedged fixed rate deposits have original maturities of approximately ten years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At Sept. 30, 2012, $10 million face amount of deposits were hedged with interest rate swaps that had notional values of $10 million.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2012, $15 billion par value of debt was hedged with interest rate swaps that had notional values of $15 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro and Indian Rupee foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2012, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $150 million (notional), with $4.1 million of pre-tax gain recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Swedish Krona, British Pound, Norwegian Krone and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of Sept. 30, 2012, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $10.4 billion (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts usually have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2012, forward foreign exchange contracts with notional amounts totaling $5.2 billion were designated as hedges.

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2012, had a combined U.S. dollar equivalent value of $506 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
	Sept. 30,	Sept. 30,
(in millions)	2012	2011
Fair value hedge of securities	$(1.7)	$(5.1)
Fair value hedge of deposits and long-term debt	(7.3)	(2.6)
Fair value hedge of loans	-	0.1
Cash flow hedges	0.1	(0.1)
Other (a)	(0.1)	(0.1)
Total	$(9.0)	$(7.8)
(a)	Includes ineffectiveness recorded on foreign exchange hedges.

Impact of derivative instruments on the balance sheet
	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Derivatives designated as hedging instruments (a):
Interest rate contracts	$20,301	$18,281	$1,019	$965	$443	$298
Foreign exchange contracts	15,786	14,160	152	635	367	21
Total derivatives designated as hedging instruments			$1,171	$1,600	$810	$319
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$860,735	$975,308	$24,123	$26,652	$24,952	$27,440
Equity contracts	11,003	8,205	370	418	473	330
Credit contracts	176	333	-	3	-	-
Foreign exchange contracts	407,843	379,235	2,918	4,632	2,905	4,355
Total derivatives not designated as hedging instruments			$27,411	$31,705	$28,330	$32,125
Total derivatives fair value (c)			$28,582	$33,305	$29,140	$32,444
Effect of master netting agreements (d)			(23,370)	(26,047)	(22,395)	(25,009)
Fair value after effect of master netting agreements			$5,212	$7,258	$6,745	$7,435

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.
(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.
(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.
(d)	Master netting agreements are reported net of cash collateral received and paid of $1,293 million and $318 million, respectively, at Sept. 30, 2012, and $1,269 million and $231 million, respectively at Dec. 31, 2011.

At Sept. 30, 2012, $443 billion (notional) of interest rate contracts will mature within one year, $224 billion between one and five years, and $214 billion after five years. At Sept. 30, 2012, $408 billion

(notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement

(in millions)

Derivatives in fair value hedging	Location of gain or (loss) recognized in income on	Gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on	Gain or (loss) recognized in hedged item
relationships	derivatives	3Q12	2Q12	3Q11	hedged item	3Q12	2Q12	3Q11
Interest rate contracts	Net interest revenue	$36	$(249)	$25	Net interest revenue	$(44)	$248	$(25)

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in cash flow hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	3Q12	2Q12	3Q11		3Q12	2Q12	3Q11		3Q12	2Q12	3Q11
FX contracts	$-	$9	$4	Net interest revenue	$-	$8	$(42)	Net interest revenue	$-	$-	$-
FX contracts	3	(1)	2	Other revenue	1	(1)	(1)	Other revenue	-	-	-
FX contracts	(707)	(338)	(237)	Trading revenue	(707)	(338)	(237)	Trading revenue	-	-	-
FX contracts	-	1	(1)	Salary expense	-	-	1	Salary expense	-	-	-
Total	$(704)	$(329)	$(232)		$(706)	$(331)	$(279)		$-	$-	$-

Derivatives in net investment hedging	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
relationships	3Q12	2Q12	3Q11		3Q12	2Q12	3Q11		3Q12	2Q12	3Q11
FX contracts	$(133)	$110	$219	Net interest revenue	$-	$-	$-	Other revenue	$-	$-	$-

Impact of derivative instruments on the income statement

(in millions)

Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Nine months ended		Location of gain or (loss) recognized in income on hedged item	Gain or (loss) in hedged item Nine months ended
		Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
Interest rate contracts	Net interest revenue	$(86)	$42	Net interest revenue	$77	$(49)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
FX contracts	$7	$(57)	Net interest revenue	$4	$(104)	Net interest revenue	$-	$-
FX contracts	5	(6)	Other revenue	2	(4)	Other revenue	0.1	(0.1)
FX contracts	(703)	(568)	Trading revenue	(703)	(568)	Trading revenue	-	-
FX contracts	-	3	Salary expense	(1)	2	Salary expense	-	-
Total	$(691)	$(628)		$(698)	$(674)		$0.1	$(0.1)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
FX contracts	$(162)	$39	Net interest revenue	$-	$-	Other revenue	$(0.1)	$(0.1)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q12	2Q12	3Q11	2012	2011
Foreign exchange	$121	$157	$221	$414	$578
Other trading revenue:
Fixed income	54	16	(21)	117	24
Credit derivatives/other (a)	7	7	-	22	18
Total other trading revenue	61	23	(21)	139	42
Total	$182	$180	$200	$553	$620
(a)	Credit derivatives are used as economic hedges of loans.

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures, and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, foreign currency swaps, options, and fixed income securities. Credit derivatives/other primarily include revenue from credit default swaps and income from equity securities and equity derivatives.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2012 for three key ratings triggers:

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$930 million
Baa2/BBB	$1,168 million
Bal/BB+	$2,721 million
(a)	The change between rating categories is incremental, not cumulative.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2012, existing collateral arrangements would have required us to have posted an additional $683 million of collateral.

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

Financial institutions portfolio exposure	Sept. 30, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Banks	$6.3	$2.1	$8.4
Securities industry	3.2	2.1	5.3
Asset managers	1.1	3.6	4.7
Insurance	0.2	4.4	4.6
Government	-	1.7	1.7
Other	0.2	1.3	1.5
Total	$11.0	$15.2	$26.2

Commercial portfolio exposure	Sept. 30, 2012
(in billions)	Loans	Unfunded commitments	Total exposure
Manufacturing	$0.4	$5.4	$5.8
Energy and utilities	0.2	5.4	5.6
Services and other	0.5	5.0	5.5
Media and telecom	0.1	1.6	1.7
Total	$1.2	$17.4	$18.6

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks (in millions)	Sept. 30, 2012	Dec 31, 2011
Lending commitments (a)	$29,459	$28,406
Standby letters of credit (b)	6,675	6,707
Commercial letters of credit	281	437
Securities lending indemnifications	259,416	268,812
Support agreements	-	63

(a)	Net of participations totaling $465 million at Sept. 30, 2012 and $326 million at Dec. 31, 2011.
(b)	Net of participations totaling $917 million at Sept. 30, 2012 and $1.2 billion at Dec. 31, 2011.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $8.4 billion less than one year, $20.8 billion in one to five years, and $250 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.7 billion at

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

Sept. 30, 2012 and $6.7 billion at Dec. 31, 2011, and includes $688 million and $485 million that were collateralized with cash and securities at Sept. 30, 2012 and Dec. 31, 2011, respectively. At Sept. 30, 2012, approximately $4.2 billion of the SBLCs will expire within one year and $2.5 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 – Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $117 million at Sept. 30, 2012 and $103 million at Dec. 31, 2011.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30, 2012	Dec. 31, 2011
Investment grade	92%	91%
Noninvestment grade	8%	9%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $281 million at Sept. 30, 2012 compared with $437 million at Dec. 31, 2011.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $267 billion at Sept. 30, 2012 and $276 billion at Dec. 31, 2011.

At Sept. 30, 2012, BNY Mellon had no exposure to support agreements, after deducting the reserve. This compares with $63 million at Dec. 31, 2011.

Trust activities

As a result of the Global Investment Servicing acquisition, at Sept. 30, 2012, our clients maintained approximately $430 million of custody cash on deposit with other institutions. Revenue generated from these balances is included in investment and other income on the income statement. The transition of these deposits to BNY Mellon is expected to be substantially complete in 2012.

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

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At Sept. 30, 2012 and Dec. 31, 2011, we have not recorded any material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing or settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies which enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At Sept. 30, 2012 and Dec. 31, 2011, no material liabilities were recorded under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of matters described in Note 11 of the Notes to Consolidated Financial Statements, subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $750 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

Sentinel Matters

As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on August 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On September 7, 2012, the bankruptcy trustee filed a petition for rehearing.

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

Securities Lending Matters

As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from December 2008 to 2012, and are currently pending in courts in New York, South Carolina and North Carolina and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc. (“Sigma”), Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses. Two of the pending cases seek to proceed as class actions.

On Oct. 25, 2012, the court entered final approval of a previously-announced settlement of the Oklahoma class action lawsuit concerning Sigma losses. Under the terms of the settlement, The Bank of New York Mellon agreed to pay $280 million in exchange for a complete release of claims in the class action.

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

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Medical Capital Litigations

As previously disclosed, The Bank of New York Mellon has been named as a defendant in a number of class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and currently pending in federal court in the Central District of California, allege that The Bank of New York Mellon breached its fiduciary and contractual obligations to the holders of the underlying securities, and seek unspecified damages. On June 7, 2012, The Bank of New York Mellon reached a conditional settlement with the Federal Equity Receiver for Medical Capital Corporation and its affiliates. The plaintiffs have opposed the settlement with the Receiver. They challenge the Receiver’s authority to bind them to any settlement, and allege that the settlement is inadequate.

Foreign Exchange Matters

As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each filed a Notice of Intervention in a qui tam lawsuit pending in its jurisdiction. These offices filed complaints superseding the qui tam lawsuits on Aug. 11, 2011. On May 1, 2012, the Virginia court dismissed the lawsuit in its entirety. On July 10, 2012, the Virginia Attorney General’s office filed a motion seeking leave of the court to file an amended complaint. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit whereby, among other things, the plaintiffs assert claims under the Martin Act and state and city false claims acts. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit pending in California state court, previously under seal, and, on Nov. 28, 2011, BNY Mellon removed the lawsuit to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act, and provided plaintiffs an opportunity to file a motion seeking leave to replead. Several plaintiffs also had their claims dismissed for improper venue and one refiled on Sept. 5, 2012 in a different California federal district court. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

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

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

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

•	Restructuring charges are related to corporate initiatives and are therefore recorded in the Other segment.
•	M&I expenses are corporate level items and are therefore recorded in the Other segment.
•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.
•	Goodwill and intangible assets are reflected within individual businesses.

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$872	(a)	$1,879	$150	$2,901	(a)
Net interest revenue	52		608	89	749
Total revenue	924		2,487	239	3,650
Provision for credit losses	-		(4)	(1)	(5)
Noninterest expense	692		1,782	231	2,705
Income (loss) before taxes	$232	(a)	$709	$9	$950	(a)
Pre-tax operating margin (b)	25%		29%	N/M	26%
Average assets	$35,775		$224,289	$58,850	$318,914
(a)	Total fee and other revenue includes income from consolidated investment management funds of $47 million, net of noncontrolling interests of $25 million, for a net impact of $22 million. Income before taxes includes noncontrolling interests of $25 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$861	(a)	$1,881	$112	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	913		2,488	187	3,588
Provision for credit losses	-		(14)	(5)	(19)
Noninterest expense	690		2,146	211	3,047
Income (loss) before taxes	$223	(a)	$356	$(19)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,970		$209,454	$59,578	$305,002
(a)	Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

For the quarter ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$757	(a)	$2,028	$121	$2,906	(a)
Net interest revenue	51		661	63	775
Total revenue	808		2,689	184	3,681
Provision for credit losses	-		-	(22)	(22)
Noninterest expense	675		1,898	198	2,771
Income (loss) before taxes	$133	(a)	$791	$8	$932	(a)
Pre-tax operating margin (b)	16%		29%	N/M	25%
Average assets	$36,949		$220,930	$53,584	$311,463
(a)	Total fee and other revenue includes income from consolidated investment management funds of $32 million, net of noncontrolling interests of $13 million, for a net impact of $19 million. Income before taxes includes noncontrolling interests of $13 million.
(b)	Income before taxes divided by total revenue.
N/M	– Not meaningful.

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,585	(a)	$5,612	$428	$8,625	(a)
Net interest revenue	159		1,857	232	2,248
Total revenue	2,744		7,469	660	10,873
Provision for credit losses	-		(2)	(17)	(19)
Noninterest expense	2,049		5,755	704	8,508
Income (loss) before taxes	$695	(a)	$1,716	$(27)	$2,384	(a)
Pre-tax operating margin (b)	25%		23%	N/M	22%
Average assets	$36,071		$215,991	$56,397	$308,459
(a)	Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $65 million, for a net impact of $82 million. Income before taxes includes noncontrolling interests of $65 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

For the nine months ended Sept. 30, 2011 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,487	(a)	$5,884	$537	$8,908	(a)
Net interest revenue	151		1,931	122	2,204
Total revenue	2,638		7,815	659	11,112
Provision for credit losses	1		-	(23)	(22)
Noninterest expense	2,051		5,477	756	8,284
Income (loss) before taxes	$586	(a)	$2,338	$(74)	$2,850	(a)
Pre-tax operating margin (b)	22%		30%	N/M	26%
Average assets	$37,000		$196,447	$49,298	$282,745
(a)	Total fee and other revenue includes income from consolidated investment management funds of $205 million, net of noncontrolling interests of $78 million, for a net impact of $127 million. Income before taxes includes noncontrolling interests of $78 million.
(b)	Income before taxes divided by total revenue.

N/M – Not meaningful.

Note 20 – Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2012	2011
Transfers from loans to other assets for OREO	$6	$11
Assets of consolidated VIEs	22	2,703
Liabilities of consolidated VIEs	39	2,912
Noncontrolling interests of consolidated VIEs	111	11

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

118    BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the future results of BNY Mellon; our financial goals and strategies; areas of our business expected to be impacted by the current market environment; the impact of changes in the value of market indices; and factors affecting the performance of our businesses. In addition, these forward-looking statements relate to: the usefulness of Non-GAAP measures; estimated Basel III capital ratios; our expectations regarding the impact of Hurricane Sandy; expectations regarding our foreign exchange revenue; expectations regarding legal and litigation costs; expectations regarding our operational excellence initiatives, including our annualized targeted savings by the end of 2012; expectations regarding our tax rate and the impact of the expiration of the active financing deferral provision; expectations regarding the seasonality impact on our business; estimations of market value impact on fee revenue and earnings per share; statements with respect to our tri-party repo business; expectations regarding the impact of the run-off of structured debt markets on our total annual revenue; impact of significant changes in ratings classifications for our investment securities portfolio; assumptions with respect to residential mortgage-backed securities; goals with respect to our commercial portfolio; effects of changes in projected loss severities and default rates on impairment charges; statements on our credit strategies; statements regarding our leasing portfolio; estimates of provisions for credit losses; the effect of credit ratings on allowances, estimates and cash flow models; statements regarding our liquidity cushion, liquidity ratios, liquidity asset buffer and potential uses of liquidity; statements regarding a reduction in our Investment Services businesses; statements with respect to our liquidity policy; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; expectations with respect to capital, including anticipated redemptions or other actions with regard to outstanding securities; expectations regarding dividends on preferred stock; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our plans to repurchase shares of common stock; statements regarding our balance sheet size and client deposit levels; assumptions with respect to the effects of changes in risk-weighted assets on capital ratios; estimations and assumptions on net interest revenue and net interest rate sensitivities; statements about our earnings simulation model; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; timing and impact of adoption of recently issued and proposed accounting standards; the timing and effects of pending and proposed legislation and regulation, including the Dodd-Frank Act; the Federal Reserve’s proposed rules regarding enhanced prudential standards and early remediation requirements; the Federal Reserve’s and FDIC’s implementation of its resolution planning rules; regulatory stress-testing requirements; the Federal Reserve’s rules regarding its comprehensive capital analysis and review; the Volcker rule; proposed rules removing references to credit ratings; statements regarding our implementation of recommendations of the Tri-Party Repo Infrastructure Reform Task Force; our expectations and statements regarding the NPRs, Basel II and Basel III requirements and the impact on our capital ratios; statements regarding the impact of being identified as a G-SIB or D-SIB; the timing of the capital disclosure requirements; the implementation of IFRS; our ability to compete and our investment in technology; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals and statements regarding the share repurchase program.

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

BNY Mellon    119

Forward-looking Statements (continued)

number of factors, including those discussed in the “Risk Factors” section of BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, BNY Mellon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and Item 1A in this Form 10-Q, such as: uncertainty in financial markets and weakness in the economy; disruptions in European economies, or the failure or instability of any of our significant counterparties in Europe; continued market volatility; write-downs of financial instruments that we own or other losses related to volatile or illiquid market conditions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; low or volatile interest rates and its impact on money market fund sponsors; changes to deposit insurance premiums; the level of regulation applicable to, and the costs associated therewith of, our competitors, the degree of consolidation and the breadth of products and services offerings of companies in the financial services industry and the ability of BNY Mellon to distinguish itself from its competitors; declines in capital markets on our fee-based businesses; stable exchange-rate environment and declines in cross-border activity; dependence on consistent execution of fee-based services that we perform; the failure to successfully integrate strategic acquisitions; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; changes to credit ratings; supervisory standards; access to capital markets;

monetary policy and other governmental regulations; failures relating to operational risk and circumvention of controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; dependence on technology and intellectual property; global operations and regulation; acts of terrorism and global conflicts; risks relating to new lines of business; attracting and retaining employees; tax and accounting laws and regulations; inadequate credit reserves; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends; anti-takeover provisions in our certificate of incorporation and bylaws, the impact of continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program and the credit, regulatory and reputation risks as a result of our tri-party repo agent services. Investors should consider all risks in BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, BNY Mellon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and Item 1A in this Form 10-Q and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

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

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors that could affect our business, financial condition or results of operations set forth in Part I, Item 1A, Risk Factors, on pages 21 through 35 of our Form 10-K for the year ended Dec. 31, 2011 and pages 121-122 of our Form 10-Q for the quarter ended June 30, 2012. The discussion of Risk Factors, as so supplemented, sets forth our most significant risk factors that could affect our business, financial condition or results of operations. However, other factors, besides those discussed below or in Item 1A of our Form 10-K for the year ended Dec. 31, 2011 or our Form 10-Q for the quarter ended June 30, 2012 or other of our reports filed with or furnished to the SEC, also could adversely affect our business or results. We cannot assure you that the risk factors described below or elsewhere in this report and such other reports address all potential risks that we may face. These risk factors also serve to describe factors which may cause our results to differ materially from those described in forward-looking statements included herein or in other documents or statements that make reference to this Form 10-Q. See “Forward-looking Statements.”

Tri-Party Repo Business – We have credit, regulatory and reputation risks as a result of our tri-party repo agent services, which could adversely affect our business and results of operations.

BNY Mellon offers tri-party agent services to dealers and cash investors active in the tri-party repurchase market. BNY Mellon currently has approximately 80% of the market share of the U.S. tri-party repo market. As a tri-party repo agent, we facilitate settlement between dealers (cash borrowers) and investors (cash lenders). Our involvement in a transaction commences after a dealer and a cash investor agree to a tri-party repo trade and send instructions to us. We maintain custody of the collateral (the subject securities of the repo) and execute the payment and delivery instructions agreed to and provided by the principals.

Providing these tri-party repo agent services to dealers and cash investors involves credit risk at certain points in time. To facilitate the tri-party repo market, we extend secured intraday credit to dealers. In the event of a default by a dealer to whom we have extended secured intraday credit, we would be at risk for the market value of the collateral securing such intraday credit, and to the defaulting dealer for any shortfall after the liquidation of such collateral, which could adversely affect our results of operations. Once a tri-party trade settles, however, BNY Mellon is no longer exposed to that dealer default risk.

BNY Mellon is working to reduce significantly the secured intraday credit we provide. We have implemented several measures in that regard, including: (1) a later day unwind for most maturing tri-party repos to reduce the time of our exposure; (2) an auto collateral exchange process that allows dealers to replace pledged collateral by first over-collateralizing with cash; and (3) a three-way trade confirmation process known as automated deal matching to ensure accuracy and transparency. These efforts are consistent with the recommendations reported on May 17, 2010 by the Tri-Party Repo Infrastructure Reform Task Force that was sponsored by the Payments Risk Committee of the Federal Reserve Bank of New York and included representatives from a diverse group of market participants, including BNY Mellon. Additionally, beginning in early 2013, we expect that eligibility for intraday credit associated with tri-party repo transactions will be limited to certain more liquid asset classes that will result in a reduction of exposures secured by less liquid forms of collateral by dealers.

We anticipate that the combination of these measures will have reduced risks substantially in our tri-party repo activity in the near term and, together with technology enhancements currently in development will achieve the practical elimination of intraday credit in this activity, by the end of 2014. We believe the steps we are taking are responsive to recent concerns voiced publicly by regulators that dealers and investors should reduce reliance on intraday credit provided by their tri-party repo agents and make risk management practices more resilient to a stress event in the tri-party repo market. We anticipate that regulators will continue to monitor the actions of market participants and use available supervisory tools to encourage constructive and timely action to reduce sources of risk in the tri-party market. Failure to meet regulatory expectations could result in regulatory and reputation risk and additional costs.

BNY Mellon    121

Part II — Other Information (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table discloses repurchases of our common stock made in the third quarter of 2012. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases in the third quarter of 2012
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of publicly announced plans	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
During the month of:
July 2012	6,016		$21.07	6,000	$747
August 2012	6,503		21.55	6,500	607
September 2012	907		23.55	900	586
Third quarter 2012	13,426	(a)	$21.47	13,400	$586	(b)
(a)	Includes shares purchased at a purchase price of approximately $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock.
(b)	On March 13, 2012, the Board of Directors authorized a new stock purchase program providing for the repurchase of an aggregate of $1.16 billion of common stock. The share repurchase program may be executed through open market purchases or privately negotiated transactions at such prices, times and upon such other terms as may be determined from time to time.

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

THE BANK OF NEW YORK MELLON CORPORATION (Registrant)

Date: November 8, 2012	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon    123

Index to Exhibits

Exhibit No.	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of Dec. 3, 2006, as amended and restated as of Feb. 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.

3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.

3.4	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, as filed with the Commission on Feb. 28, 2011, and incorporated herein by reference.

4.1	None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2012. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

124    BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.2	Deposit Agreement, dated as of Sept. 17, 2012 by and among The Bank of New York Mellon Corporation, Computershare Shareowner Services LLC, as depositary, and the holders from time to time of the depositary receipts described therein.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Sept. 18, 2012, and incorporated herein by reference.

10.1	Stipulation of Settlement.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 6, 2012, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

BNY Mellon 125