Form 10-K
period 2012-12-31
Bank of New York Mellon CORP
filed 2013-02-28
CIK 1390777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35651

THE BANK OF NEW YORK MELLON

CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Wall Street

New York, New York 10286

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code - (212) 495-1784

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing 1/4,000th of a share of Series C Noncumulative Perpetual Preferred Stock	New York Stock Exchange
6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities of Mellon Capital IV (Fully and unconditionally guaranteed by The Bank of New York Mellon Corporation)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2012, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $25,863,722,820.

As of January 31, 2013, 1,161,951,953 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:

The Bank of New York Mellon Corporation 2013 Proxy Statement-Part III

The Bank of New York Mellon Corporation 2012 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2012 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. For a free copy of BNY Mellon’s Annual Report or BNY Mellon’s Proxy Statement for its 2013 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to corpsecretary@bnymellon.com or by mail to the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. BNY Mellon’s Annual Report is, and the Proxy upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request from the Secretary of The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or corpsecretary@bnymellon.com:

•	BNY Mellon’s Code of Conduct, which is applicable to all employees, including BNY Mellon’s senior financial officers;

•	BNY Mellon’s Directors’ Code of Conduct, which is applicable to our directors;

•	BNY Mellon’s Corporate Governance Guidelines; and

•	the Charters of the Audit, Corporate Governance and Nominating, Corporate Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of the Board of Directors.

The contents of BNY Mellon’s website or any other websites referenced herein are not part of this Form 10-K.

Forward-looking Statements

This Form 10-K contains statements relating to future results of BNY Mellon that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: all statements about the future results of BNY Mellon, projected business growth, statements with respect to the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to, among others: our levels and types of competition, our business strategy, the adequacy of our facilities, disclosure on our Codes of Conduct, the correction and enhancement of our policies and procedures with respect to information used in our public filings, and the streamlining and enhancing of our data collection processes and systems relating to assets under custody and/or administration.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated in this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as: government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards; operational risk; failure or circumvention of our controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide

BNY Mellon 1

services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; failure to successfully integrate strategic acquisitions; the ongoing Eurozone crisis, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union, continuing uncertainty in financial markets and weakness in the economy; low or volatile interest rates; continued market volatility; further writedowns of financial instruments that we own and other losses related to volatile and illiquid market conditions; dependence on our fee-based business for a substantial majority of our revenue; declines in capital markets on our fee-based businesses; the impact of a stable exchange-rate environment and declines in cross-border activity on our foreign exchange revenue; material reductions in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks from our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends and anti-takeover provisions in our certificate of incorporation and bylaws.

In this report, and other public disclosures of BNY Mellon, words such as “estimate”, “forecast”, “project”, “anticipate”, “confident”, “target”, “expect”, “intend”, “continue”, “seek”, “believe”, “plan”, “goal”, “could”, “should”, “may”, “will”, “strategy”, “opportunities”, “trends” and words of similar meaning signify forward-looking statements.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

BNY Mellon 3

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global financial services company headquartered in New York, New York, with $26.2 trillion in assets under custody and/or administration and $1.4 trillion in assets under management as of Dec. 31, 2012. For a discussion of our reporting of our assets under custody and/or administration, see “General – Reporting of Assets under Custody and/or Administration” in the MD&A section of our Annual Report.

We divide our businesses into two principal segments, Investment Management and Investment Services. We have an Other segment, which includes credit-related services, the leasing portfolio, corporate treasury activities (including our investment securities portfolio), our equity investment in Wing Hang Bank Limited, our equity interest in ConvergEx Group, business exits and corporate overhead.

For a further discussion of BNY Mellon’s products and services, see the “Overview”, “Summary of financial results”, “Fee and other revenue – Foreign exchange and other trading revenue”, “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 25 and 26 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See “Available Information” on page 1 of this Form 10-K for a description of how to access financial and other information regarding BNY Mellon, which is incorporated herein by reference.

We were formed as a bank holding company (“BHC”) and have our executive offices in New York, New York. With its subsidiaries, BNY Mellon has been in business since 1784.

On July 1, 2007, The Bank of New York Company, Inc. and Mellon Financial Corporation (“Mellon Financial”) merged into BNY Mellon, with BNY Mellon being the surviving entity (the “merger”).

Our two principal banks are:

•	The Bank of New York Mellon, a New York state chartered bank, which houses our Investment Services businesses, including Asset
Servicing, Issuer Services, Treasury Services, Broker-Dealer and Advisor Services as well as the bank-advised business of Asset Management.

•	BNY Mellon, National Association (“BNY Mellon, N.A.”), a nationally-chartered bank, which houses our Wealth Management business.

Our two principal U.S. banks engage in trust and custody activities, investment management services, banking services and various securities-related activities.

We have four other U.S. bank and/or trust companies concentrating on trust products and services across the United States: The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, BNY Mellon Investment Servicing Trust Company and BNY Mellon Trust Company of Illinois. Most of our asset management businesses, along with our Pershing businesses, are direct or indirect non-bank subsidiaries of BNY Mellon.

Each of our bank and trust companies are subject to regulation by the applicable banking regulatory authority. The deposits of our U.S. banking subsidiaries are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

BNY Mellon’s branches and subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Federal Reserve. The Bank of New York Mellon SA/NV (“BNYMSA”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the National Bank of Belgium. BNYMSA has its principal office in Brussels and branches in Amsterdam, the Netherlands; Frankfurt, Germany; London, England; the City of Luxembourg, Luxembourg and Paris, France. BNYMSA’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A – Supervision and Regulation” section in the Annual Report.

Information on international operations is presented in the “Net interest revenue”, “Income tax”, “Review of businesses”, “International operations”, “Consolidated balance sheet review” sections in the MD&A section in the Annual Report, Notes 5, 6 and 26 of the Notes to Consolidated Financial

4 BNY Mellon

Statements in the Annual Report and in “Risk Factors – We are subject to political, economic, legal, operational and other risks that are inherent in operating globally and which may adversely affect our business”, in the Annual Report, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2012.

Discontinued Operations

As discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, which is incorporated herein by reference, BNY Mellon reported results using the discontinued operations method of accounting for 2010. All information in this Form 10-K for 2010, including all supplemental information, reflects continuing operations unless otherwise noted.

Supervision and Regulation

Information on BNY Mellon’s supervision and regulation obligations can be found in the “MD&A – Supervision and Regulation” section in the Annual Report. That information is incorporated into this item by reference.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Investment Management business competes with asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies. We may compete with these firms and companies domestically or internationally. Our Investment Services business competes with domestic and foreign financial services firms that offer custody services, corporate trust services, clearing services, collateral services, credit services, securities brokerage, foreign exchange services, derivatives services, depositary receipt services, transfer agent services and cash management services and related products, as well as a wide range of technology service providers, such as financial service data processing firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “MD&A – Supervision and Regulation” section in the Annual Report and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

In recent years there has been substantial consolidation among companies in the financial services industry. Many broad-based financial services firms now have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management, which may enhance their competitive position.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. For additional discussion regarding competition, see “MD&A – Risk Factors – We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which is incorporated herein by reference.

Employees

At Dec. 31, 2012, BNY Mellon and its subsidiaries had approximately 49,500 employees.

BNY Mellon 5

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

B.	Maturity Distribution and Yields of Investments; and,

C.	Aggregate Book Value and Market Value of Investments where Issuer Exceed 10% of Stockholders’ Equity

Information required by these sections of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Investment securities” sections in the MD&A and in Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

III.	Loan Portfolio

A.	Types of Loans and

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review – Loans” section in the MD&A and Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C.	Risk Elements and

D.	Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Cross-border risk”, “– Exposure in Ireland, Italy, Spain, Portugal and Greece” sections in the MD&A and Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

IV.	Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Critical accounting estimates – Allowance for loan losses and allowance for lending-related commitments” section in the MD&A, which portion is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented in the “Asset quality and allowance for credit losses” section in the MD&A in the Annual Report, as required by Guide 3, which is incorporated herein by reference.

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report in the “Risk management – Credit risk” and “Critical accounting estimates” sections in the MD&A, Notes 1 and 6 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V.	Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Deposits” sections in the MD&A and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

VI.	Return on Equity and Assets

Information required by this section of Guide 3 is set forth in the Annual Report in the “Financial summary” section, which is incorporated herein by reference.

VII.	Short-Term Borrowings

6 BNY Mellon

Information required by this section of Guide 3 is set forth in the Annual Report in the “Consolidated balance sheet review – Short-term borrowings” section in the MD&A, which portion is incorporated herein by reference.

Replacement Capital Covenants

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant in connection with its issuance of £200,050,000 aggregate principal amount of its 6.369% junior subordinated deferrable interest debt securities due 2066 (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “2006 Trust”) and the issuance by the 2006 Trust of £200,000,000 aggregate liquidation amount of its 6.369% trust preferred securities (the “Preferred Securities”). Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligations under this Replacement Capital Covenant, and BNY Mellon amended this Replacement Capital Covenant on Sept. 11, 2012. In this section, we refer to this Replacement Capital Covenant as so amended as the “2006 RCC” and to the Junior Subordinated Debt Securities and the Preferred Securities collectively as the “2006 Securities”.

BNY Mellon agreed in the 2006 RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt”, that on or before Sept. 5, 2056:

•	BNY Mellon and its subsidiaries will not repay, redeem or repurchase any of the 2006 Securities, with limited exceptions, unless:

•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to BHCs; and

•

the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received since Sept. 11, 2012 from issuance of other securities specified in the 2006 RCC that, generally described, based on the standards in effect at the time the 2006 RCC was originally adopted would have been expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the 2006 Securities based on such standards at the time of such repayment, redemption or repurchase; and

•

BNY Mellon will not pay any interest that has been deferred on the 2006 Securities other than out of the net proceeds of common stock or certain non-cumulative perpetual preferred stock that is subject to a replacement capital covenant similar to the 2006 RCC, subject to certain limitations, and BNY Mellon will not redeem interest on the Junior Subordinated Debt Securities that it has elected to capitalize, as permitted by the terms of such securities, except with the proceeds raised from the issuance or sale of common stock or rights to purchase common stock.

On June 19, 2007, Mellon Financial entered into a Replacement Capital Covenant in connection with (i) the issuance by Mellon Capital IV (the “2007 Trust”) of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate and (ii) the issuance by Mellon Financial to the 2007 Trust of $500,000,000 of its 6.044% Junior Subordinated Notes, or “Junior Notes”, and a 1/100th interest in a Stock Purchase Contract under which the 2007 Trust was obligated to purchase, and Mellon Financial was obligated to sell, one share of Mellon Financial’s Non-Cumulative Perpetual Preferred Stock, Series L, $100,000 liquidation preference per share, which, pursuant to the merger, became an obligation to purchase Non-Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, of BNY Mellon (the “Preferred Stock”). The 2007 Trust sold the Junior Notes in a remarketing on May 21, 2012 and purchased the Preferred Stock on June 20, 2012. Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligation under this Replacement Capital Covenant, and BNY Mellon amended this Replacement Capital Covenant on May 8 and Sept. 11, 2012. In this section, we refer to this Replacement Capital Covenant as so amended as the “2007 RCC”, to the 2006 RCC and the 2007 RCC collectively as the “RCCs” and to the Preferred Stock and the PCS collectively as the “2007 Securities”.

BNY Mellon agreed in the 2007 RCC for the benefit of persons who buy, hold, or sell a specified series of its long-term indebtedness for money borrowed,

BNY Mellon 7

called “Covered Debt”, that on or before the “Termination Date”, as defined in the 2007 RCC (anticipated to be June 20, 2022):

•	BNY Mellon and its subsidiaries will not redeem or repurchase any of the 2007 Securities with limited exceptions, unless:

•	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital guidelines applicable to BHCs; and

•

the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received since Sept. 11, 2012 from issuance of common stock or other securities specified in the 2007 RCC that, generally described, based on the standards in effect at the time the 2007 RCC was originally adopted would have been expected to receive equity credit at the time of issuance equal to or greater than the equity credit attributed to the 2007 Securities at the time of such redemption or repayment.

The series of long-term indebtedness for borrowed money that is Covered Debt under the RCCs as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest of (i) the date that is two years prior to the final maturity date or the defeasance of such series and (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date. Each RCC includes provisions under which BNY Mellon will then identify a new series of its long-term indebtedness for money borrowed to become the Covered Debt benefiting from such RCC.

The full text of each RCC, as amended and restated, are filed as Exhibits 99.1 and 99.2 to this Form 10-K. The description of each RCC set forth above is qualified by reference to its full text.

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors”, which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2012:

New York City properties

We own a 49-story office building located at One Wall Street that serves as our corporate headquarters. We also own our 23-story operations center building located at 101 Barclay Street, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 372,000 square feet of space in an office building located at 200 Park Avenue, approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn and approximately 76,000 square feet of space in an office building at 32 Old Slip. The New York City properties are utilized by all of our business segments.

Pittsburgh properties

We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street business. The Pittsburgh properties are utilized by all of our business segments.

Boston area properties

We lease approximately 373,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately 304,000 square feet at 4400

8 BNY Mellon

Computer Drive in Westborough, Massachusetts. The Boston properties are utilized by all of our business segments.

Jersey City properties

We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, Jersey City, New Jersey, primarily utilized by our Investment Services segment.

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

India properties

We lease approximately 511,000 square feet of space in Pune, India and approximately 433,000 square feet in Chennai, India. The India properties are utilized by all of our business segments.

Other properties

We also lease (and in a few instances own) office space and other facilities at numerous other locations both within and outside of the U.S., including properties located in New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Washington and Tennessee; Brussels, Belgium; Wexford, Dublin and Cork, Ireland; Luxembourg; Frankfurt and Dusseldorf, Germany; Wroclaw, Poland; Singapore; Hong Kong and Shanghai, China; Seoul, Korea; Tokyo, Japan; Sydney, Australia and Rio de Janeiro, Brazil.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

BNY Mellon 9

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal 2011 and 2012 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2012, there were 31,486 holders of record of our common stock.

For additional information about dividends and a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to stockholders, see the “Liquidity and dividends” section in the MD&A in the Annual Report, Notes 16 and 20 of the Notes to Consolidated Financial Statements in the Annual Report and “MD&A – Supervision and Regulation – Capital Planning – Payment of Dividends, Stock Repurchases and Other Capital Distributions” in the Annual Report, which portions are incorporated herein by reference.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2012 and existing Board of Directors authorization with respect to purchases by us of our common stock, and other equity securities is provided in the “Capital – Stock repurchase program” section of the MD&A in the Annual Report and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the “Financial Summary” and in “Summary of financial results” in the MD&A in the Annual Report and Notes 1, 2, 3 and 4 of the Notes to Consolidated Financial Statements in the Annual

Report, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 13, 15, 20, 23 and 24 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates”, “Off-balance sheet arrangements”, “Risk management”, “Trading activities and risk management” and “Asset/liability management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 21, 23 and 24 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 15 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, Exhibits and Other Financial Data, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, with participation by the members of the Disclosure Committee, has responsibility for ensuring that there is an adequate and effective process for establishing, maintaining, and evaluating disclosure controls and

10 BNY Mellon

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

As of Dec. 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except for our processes and procedures for reporting Assets under Custody and/or Administration (“AUC/A”), discussed below.

In light of the errors discussed in our Annual Report, the evaluation included a review of processes and procedures for reporting AUC/A. See “General – Reporting of Assets under Custody and/or Administration” in the MD&A section of our Annual Report. We have determined that our disclosure controls and procedures over the preparation of these metrics were ineffective as of Dec. 31, 2012. Subsequent to Dec. 31,

2012, we have remediated our disclosure controls and procedures over the preparation of these metrics. The errors relating to AUC/A are unrelated to our internal control over financial reporting.

As a result of these errors, we are seeking to streamline and enhance the data collection processes and systems relating to AUC/A. We also have commenced a review of the process for reporting other information in our public filings and have begun and will continue to correct and enhance our disclosure policies and procedures going forward.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 119 and 120 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

BNY Mellon 11

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the “Section 16(a) Beneficial Ownership Reporting Compliance” section, the “Other Information – Stockholder Proposals for 2014 Annual Meeting” section, the introductory paragraph to the “Election of Directors” section and the following portions of the “Election of Directors” section: “Director Qualifications”, “Information About the Nominees”; and the following portions of the “Corporate Governance” section: “Board Meetings and Board Committee Information – Audit Committee” and “– Committees and Committee Charters”; and “Compensation of Directors”, which portions are incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www.bnymellon.com/ governance/directorscodeofconduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any stockholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Office of the Secretary, One Wall Street, New York, NY 10286. We intend to disclose on our website any amendments to or waiver of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of

February 28, 2013, together with the offices held by each such person during the last five years, are listed below and on the following two pages. The Chairman of the Board, Chief Executive Officer and President each hold office for the year for which the Board of Directors was elected and until the appointment and qualification of his or her successor or until his or her earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

		Year
	Age	appointed

Gerald L. Hassell	61	2007(1)
Chairman and Chief Executive Officer

Karen B. Peetz	57	2007(2)
President

Curtis Y. Arledge	48	2010(3)
Vice Chairman

Thomas P. (Todd) Gibbons	56	2007(4)
Vice Chairman and Chief Financial Officer

Timothy F. Keaney	51	2007(5)
Vice Chairman

James P. Palermo	57	2007(6)
Vice Chairman

Brian G. Rogan	55	2007(7)
Vice Chairman

Richard F. Brueckner	63	2007(8)
Senior Executive Vice President

Brian T. Shea	52	2013(9)
Senior Executive Vice President

Jane C. Sherburne	62	2010(10)
Senior Executive Vice President,
General Counsel and Corporate Secretary

John A. Park	60	2008(11)
Vice President and Controller

12 BNY Mellon

(1)	Mr. Hassell also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. From July 1, 2007 to December 31, 2012, Mr. Hassell served as President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Hassell served as President of The Bank of New York Company, Inc. and The Bank of New York since at least 2007.

(2)	Ms. Peetz also serves as President of The Bank of New York Mellon and BNY Mellon, N.A. From July 1, 2007 to December 31, 2012, Ms. Peetz served as Chief Executive Officer of Financial Markets and Treasury Services and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Ms. Peetz served as Senior Executive Vice President of The Bank of New York since at least 2007.

(3)	Mr. Arledge also serves as Chief Executive Officer of Investment Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From 2008 to November 2010, Mr. Arledge served as Chief Investment Officer for fixed income portfolios at BlackRock, Inc., an investment management firm. Since at least 2007 to 2008, Mr. Arledge served as the global head of the fixed income division of the corporate and investment banking group in Wachovia Corporation, a financial services company.

(4)	Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A. Mr. Gibbons served as Chief Risk Officer of BNY Mellon from July 1, 2007 to July 1, 2008. Prior to the merger, Mr. Gibbons served as Senior Executive Vice President and Chief Financial Officer of The Bank of New York Company, Inc. and The Bank of New York since at least 2007.

(5)	Mr. Keaney also serves as Chief Executive Officer of Investment Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From September 2010 to December 31, 2012, Mr. Keaney served as Chief Executive Officer of Asset Servicing and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A. From July 1, 2007 to September 2010, Mr. Keaney served as Co-Chief Executive Officer of Asset Servicing and Senior Executive Vice President of BNY Mellon, The Bank of
New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Keaney served as Senior Executive Vice President of The Bank of New York since at least 2007.

(6)	Mr. Palermo also serves as Chief Executive Officer of Global Client Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Palermo served as Vice Chairman of Mellon Financial Corporation and Mellon Bank, N.A. since at least 2007.

(7)	Mr. Rogan also serves as Chief Risk Officer of BNY Mellon and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. Prior to the merger, Mr. Rogan served as Senior Executive Vice President of The Bank of New York since at least 2007.

(8)	Mr. Brueckner also serves as Chief of Staff of BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. From May 2007 to December 2011, Mr. Brueckner served as Chairman of Pershing LLC, and as Chief Executive Officer of Pershing LLC from July 1, 2007 to October 2010. Prior to the merger, Mr. Brueckner served as Senior Executive Vice President of The Bank of New York since at least 2007.

(9)	Mr. Shea also serves as President of Investment Services, Head of the Broker Dealer and Advisor Services Group, Head of Client Service Delivery and Client Technology Solutions of BNY Mellon, Chairman of Pershing LLC and Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. From October 2010 to December 2012, Mr. Shea served as Chief Executive Officer of Pershing LLC. Mr. Shea served as Chief Operating Officer of Pershing LLC from at least 2007 to October 2010.

(10)	Ms. Sherburne also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From 2009 to May 2010, Ms. Sherburne conducted a private legal practice. Ms. Sherburne served as General Counsel for Wachovia Corporation, a financial services company, from 2008 to 2009 and as General Counsel for the Global Consumer Group of Citigroup Inc., a financial services company, from at least 2007 to 2008.

BNY Mellon 13

(11)	Mr. Park also serves as Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. and Controller of The Bank of New York Mellon and BNY Mellon, N.A. Mr. Park served as Managing Director of The Bank of New York Mellon beginning with the merger and ending in May 2008. Prior to the merger, Mr. Park served as Managing Director of The Bank of New York since at least 2007.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Compensation and Risk”, “Compensation of Directors”, “Executive Compensation”, “Executive Compensation – Compensation Discussion and Analysis”, “Corporate Governance – Board Meetings and Board Committee Information – Committees and Committee Charters”, “Corporate Governance – Board Meetings and Board Committee Information – Human Resources and Compensation Committee”, and the “Executive Compensation – Report of the Human Resources and Compensation Committee”, which are incorporated herein by reference. The information incorporated herein by reference to the “Executive Compensation – Report of the Human Resources and Compensation Committee” is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy in the following sections: “Information on Stock Ownership”, and “Executive Compensation – Equity Compensation Plans Table”, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Other Information – Business Relationships and Related Party Transactions Policy”, “Corporate Governance – Director Independence”, “Corporate Governance – Board Meetings and Board Committee Information – Audit Committee; – Corporate Governance and Nominating Committee; – Human Resources and Compensation Committee”, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Ratification of the Selection of KPMG LLP”, which is incorporated herein by reference.

14 BNY Mellon

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (1)(2) Financial Statements and Schedules and (c) Other Financial Data.

	(1)(2)	Financial Statements and Schedules	Page No.
		Consolidated Income Statement	121 and 122
		Consolidated Comprehensive
		Income Statement	123
		Consolidated Balance Sheet	124
		Consolidated Statement of
		Cash Flows	125
		Consolidated Statement of
		Changes in Equity	126 through 127
		Notes to Consolidated
		Financial Statements	128 through 198
		Report of Independent Registered Public Accounting Firm	199
		Selected Quarterly Data (unaudited)	112
	(3)	Exhibits

		See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 17 through 28 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

	None.

BNY Mellon 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell
Chairman and Chief Executive Officer

DATED: February 28, 2013

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
Edmund F. Kelly; Richard J. Kogan;
Michael J. Kowalski; John A. Luke, Jr.;
Mark A. Nordenberg; Catherine A. Rein;
William C. Richardson; Samuel C. Scott III; and Wesley W. von Schack

By:	/s/ Craig T. Beazer	DATED: February 28, 2013
Craig T. Beazer
Attorney-in-fact

16 BNY Mellon

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

Exhibit	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.

3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated September 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.

3.4	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009, February 9, 2010, July 2, 2010 and October 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

4.1	None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2012. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.2*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.3*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.4*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.5*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of October 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.6*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.7*	Amendment dated as of August 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.8*	Amendment dated as of November 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.9*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.10*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.11*	Amendment dated as of December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.12*	Amendment dated as of October 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.13*	Amendment dated as of February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 27, 2008, and incorporated herein by reference.

10.14*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.15*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.16*	Amendment dated as of December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.17*	Amendment dated as of October 9, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.18*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.19*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.20*	Amendment dated as of October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.21*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.22*	Amendment dated as of November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.23*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.24*	Amendment dated as of February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.25*	Amendment dated as of January 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.26*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated as of November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated February 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.29*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.30*	Amendment dated as of November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.31*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.32*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.33*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

BNY Mellon 21

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.34*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.35*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.36*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.37*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.38*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.39*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

10.40*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.41*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.42*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

22 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.43*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.44*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.45*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.46	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.47*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.48*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on February 18, 2005, and incorporated herein by reference.

10.49*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on December 21, 2005, and incorporated herein by reference.

10.50*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on January 27, 2006, and incorporated herein by reference.

10.51*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

BNY Mellon 23

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.52*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.53*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.54*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.55*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.

10.56	Lease dated as of December 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.57*	The Bank of New York Mellon Corporation Deferred Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on February 29, 2008, and incorporated herein by reference.

10.58*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.59*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.60*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

24 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.61*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.62*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.63*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.64*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.65*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.66*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.67*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.68*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

10.69*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

10.70*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

BNY Mellon 25

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.71*	Form of Notice Letter between The Bank of New York Mellon Corporation and Certain Executive Officers.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.72*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.73*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.134 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.74*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.75*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.76*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.77*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.78*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

10.79*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

26 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.80	Stipulation of Settlement.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2012, and incorporated herein by reference.

10.81*	Wavier Agreement between Gerald L. Hassell and the Company, dated December 11, 2012.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on December 17, 2012, and incorporated herein by reference.

10.82*	2012 Form of Nonstatutory Stock Option Agreement.	Filed herewith.

10.83*	2012 Form of Restricted Stock Unit Agreement.	Filed herewith.

10.84*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan	Filed herewith.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed herewith.

13.1	All portions of The Bank of New York Mellon Corporation 2012 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.	Filed and furnished herewith.

21.1	Primary subsidiaries of the Company.	Filed herewith.

23.1	Consent of KPMG LLP.	Filed herewith.

24.1	Power of Attorney.	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

BNY Mellon 27

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

99.1	Mellon Capital III Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Filed herewith.

99.2	Mellon Capital IV Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

*	Management contract or compensatory plan arrangement.

28 BNY Mellon