Form 10-K/A
period 2012-12-31
Bank of New York Mellon CORP
filed 2013-05-09
CIK 1390777

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

Registrant’s telephone number, including area code — (212) 495-1784

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Amendment No. 1 on Form 10-K/A:

The Bank of New York Mellon Corporation 2012 Annual Report to Shareholders-Parts II and IV

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to The Bank of New York Mellon Corporation’s (“BNY Mellon”) Annual Report (“Annual Report”) on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”), is being filed solely for the purpose of amending and restating in its entirety Part II, Item 9A to amend the conclusions regarding the adequacy of BNY Mellon’s disclosure controls and procedures as of December 31, 2012.

In accordance with Rule 12b-15 under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”), Part II, Item 9A of the Original Filing has been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

BNY Mellon   i

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K/A INDEX

ii   BNY Mellon

PART II

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

As of Dec. 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of our processes and procedures for reporting Assets under Custody and/or Administration (“AUC/A”), as discussed under “General—Reporting of assets under custody and/or administration” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

Subsequent to December 31, 2012, we remediated our disclosure controls and procedures over the preparation of our AUC/A. The errors relating to AUC/A are unrelated to our internal control over financial reporting. As a result of these errors, we are seeking to streamline and enhance the data collection processes and systems relating to AUC/A. We have also commenced a review of the process for reporting other information in our public filings and have begun and will continue to correct and enhance our policies and procedures going forward.

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

BNY Mellon   1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The exhibits required for this Amendment No. 1 are included, attached or incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for items (1)(2) Financial Statements and Schedules and (c) Other Financial Data. The financial statements and schedules required to be filed in our Annual Report are included in our Original Filing.

(1)(2) Financial Statements and Schedules	Page No. in Original Filing
Consolidated Income Statement	121 and 122
Consolidated Comprehensive Income Statement	123
Consolidated Balance Sheet	124
Consolidated Statement of Cash Flows	125
Consolidated Statement of Changes in Equity	126 through 127
Notes to Consolidated Financial Statements	128 through 198
Report of Independent Registered Public Accounting Firm	199
Selected Quarterly Data (unaudited)	112

(3)	Exhibits

See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 4 through 15 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None.

2   BNY Mellon

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell Chairman and Chief Executive Officer

DATED: May 9, 2013

BNY Mellon   3

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

Exhibit	Description	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of December 3, 2006, as amended and restated as of February 23, 2007, and as further amended and restated as of March 30, 2007, between The Bank of New York Company, Inc., Mellon Financial Corporation and The Bank of New York Mellon Corporation (the “Company”).	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710 and File No. 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.

3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.

3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated September 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein herein by reference.

3.4	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009, February 9, 2010, July 2, 2010 and October 12, 2010.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

4   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

4.1	None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2012. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.	N/A

10.1*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.

10.2*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.3*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.4*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.5*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of October 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.6*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.7*	Amendment dated as of August 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

BNY Mellon   5

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.8*	Amendment dated as of November 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.

10.9*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.

10.10*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.

10.11*	Amendment dated as of December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.12*	Amendment dated as of October 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.13*	Amendment dated as of February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 27, 2008, and incorporated herein by reference.

10.14*	The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(aa) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1998, and incorporated herein by reference.

10.15*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. 1999 Long-Term Incentive Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

6   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.16*	Amendment dated as of December 28, 2005 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(qq) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.17*	Amendment dated as of October 9, 2006 to the 1999 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(uu) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.

10.18*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.

10.19*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.20*	Amendment dated as of October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.21*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.22*	Amendment dated as of November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.23*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.24*	Amendment dated as of February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.

BNY Mellon   7

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.25*	Amendment dated as of January 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.

10.26*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.

10.27*	Amendment dated as of November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

10.28*	Amendment dated February 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.

10.29*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.30*	Amendment dated as of November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.

10.31*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.32*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

10.33*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.

8   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.34*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.

10.35*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.

10.36*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.

10.37*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.

10.38*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.39*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

10.40*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.

10.41*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.42*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

BNY Mellon   9

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.43*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.

10.44*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.45*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.46*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.

10.47*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.48*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on February 18, 2005, and incorporated herein by reference.

10.49*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on December 21, 2005, and incorporated herein by reference.

10.50*	Form of Non-Qualified Stock Option Agreement for Mellon Financial Corporation.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on January 27, 2006, and incorporated herein by reference.

10.51*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004) Non-Qualified Stock Option Agreement, dated February 20, 2007.	Previously filed as Exhibit 10.98 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.

10   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.52*	Form of Indemnification Agreement with Directors and Senior Officers of Mellon Financial Corporation and Mellon Bank, N.A.	Previously filed as Exhibit B to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 13, 1987, and incorporated herein by reference.

10.53*	Stock Option Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.54*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.	Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.55*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.

10.56	Lease dated as of December 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

10.57*	The Bank of New York Mellon Corporation Deferred Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on February 29, 2008, and incorporated herein by reference.

10.58*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.

10.59*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.

10.60*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

BNY Mellon   11

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.61*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.62*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.63*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.64*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.65*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.66*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.67*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

10.68*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

10.69*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.

10.70*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

12   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.71*	Form of Notice Letter between The Bank of New York Mellon Corporation and Certain Executive Officers.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.72*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

10.73*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.134 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.74*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.

10.75*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.76*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.77*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.

10.78*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

10.79*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

BNY Mellon   13

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

10.80	Stipulation of Settlement.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2012, and incorporated herein by reference.

10.81*	Wavier Agreement between Gerald L. Hassell and the Company, dated December 11, 2012.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on December 17, 2012, and incorporated herein by reference.

10.82*	2012 Form of Nonstatutory Stock Option Agreement.	Incorporated by reference to the corresponding exhibit to the Original Filing.

10.83*	2012 Form of Restricted Stock Unit Agreement.	Incorporated by reference to the corresponding exhibit to the Original Filing.

10.84*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan	Incorporated by reference to the corresponding exhibit to the Original Filing.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Incorporated by reference to the corresponding exhibit to the Original Filing.

13.1	All portions of The Bank of New York Mellon Corporation 2012 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

21.1	Primary subsidiaries of the Company.	Incorporated by reference to the corresponding exhibit to the Original Filing.

23.1	Consent of KPMG LLP.	Incorporated by reference to the corresponding exhibit to the Original Filing.

24.1	Power of Attorney.	Incorporated by reference to the corresponding exhibit to the Original Filing.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Original Filing.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated by reference to the corresponding exhibit to the Original Filing.

99.1	Mellon Capital III Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Incorporated by reference to the corresponding exhibit to the Original Filing.

14   BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

99.2	Mellon Capital IV Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.INS	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.SCH	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.CAL	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.DEF	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.LAB	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

101.PRE	Incorporated by reference to the corresponding exhibit to the Original Filing.	Incorporated by reference to the corresponding exhibit to the Original Filing.

*Management contract or compensatory plan arrangement.

BNY Mellon   15