Form 10-Q
period 2013-03-31
Bank of New York Mellon CORP
filed 2013-05-09
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2013
Common Stock, $0.01 par value	1,160,646,709

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter of 2013 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosure About Market Risk:
General	4
Overview	4
Key first quarter 2013 and subsequent events	4
Highlights of first quarter 2013 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	12
Income taxes	13
Review of businesses	13
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	37
Capital	41
Trading activities and risk management	44
Foreign exchange and other trading	45
Asset/liability management	46
Off-balance sheet arrangements	47
Supplemental information - Explanation of Non-GAAP financial measures	48
Recent accounting and regulatory developments	53
Government monetary policies and competition	56
Website information	57

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	58
Consolidated Comprehensive Income Statement (unaudited)	60
Consolidated Balance Sheet (unaudited)	61
Consolidated Statement of Cash Flows (unaudited)	62
Consolidated Statement of Changes in Equity (unaudited)	63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2013		Dec. 31, 2012	March 31, 2012
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (loss)	$(266)		$622	$619
Basic EPS	(0.23)		0.53	0.52
Diluted EPS (a)	(0.23)		0.53	0.52

Fee and other revenue	$2,844		$2,850	$2,838
Income from consolidated investment management funds	50		42	43
Net interest revenue	719		725	765
Total revenue	$3,613		$3,617	$3,646

Return on common equity (annualized) (b)	N/M		7.1%	7.4%
Non-GAAP (b)	7.8%		8.2%	8.9%

Return on tangible common equity (annualized) – Non-GAAP (b)	N/M		18.8%	21.0%
Non-GAAP adjusted (b)	18.5%		19.7%	23.0%

Return on average assets (annualized)	N/M		0.74%	0.83%

Fee revenue as a percentage of total revenue excluding net securities gains	78%		78%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$229		$227	$233

Percentage of non-U.S. total revenue (c)	35%		36%	37%

Pre-tax operating margin (b)	22%		24%	24%
Non-GAAP adjusted (b)	26%		27%	30%

Net interest margin (FTE)	1.11%		1.09%	1.32%

Assets under management at period end (in billions) (d)	$1,429		$1,386	$1,308
Assets under custody and/or administration at period end (in trillions) (e)(f)	$26.3		$26.3	$25.7

Market value of securities on loan at period end (in billions) (f)(g)	$244		$237	$256

Average common shares and equivalents outstanding (in thousands):
Basic	1,158,819		1,161,212	1,193,931
Diluted (a)	1,158,819		1,163,753	1,195,558

Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (b)(h)	9.4%		9.8%	N/A
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	12.2%	(i)	13.5%	13.9%
Basel I Tier 1 capital ratio	13.6%	(i)	15.0%	15.6%
Basel I Total (Tier 1 plus Tier 2) capital ratio	14.7%	(i)	16.3%	17.5%
Basel I leverage capital ratio	5.2%		5.3%	5.6%
BNY Mellon shareholders’ equity to total assets ratio (b)	10.0%		10.1%	11.3%
BNY Mellon common shareholders’ equity to total assets ratio (b)	9.7%		9.9%	11.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	5.9%		6.4%	6.5%

BNY Mellon 2

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Selected average balances:
Interest-earning assets	$265,754	$270,215	$236,331
Assets of operations	$322,161	$324,601	$289,900
Total assets	$333,664	$335,995	$301,344
Interest-bearing deposits	$147,728	$142,719	$125,438
Noninterest-bearing deposits	$70,337	$79,987	$66,613
Preferred stock	$1,068	$1,066	$—
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,898	$34,962	$33,718

Other information at period end:
Cash dividends per common share	$0.13	$0.13	$0.13
Common dividend payout ratio	N/M	25%	25%
Common dividend yield (annualized)	1.9%	2.0%	2.2%
Closing common stock price per common share	$27.99	$25.70	$24.13
Market capitalization	$32,487	$29,902	$28,780
Book value per common share – GAAP (b)	$29.83	$30.39	$28.51
Tangible book value per common share – Non-GAAP (b)	$12.47	$12.82	$11.17

Full-time employees	49,700	49,500	47,800

Common share outstanding (in thousands)	1,160,647	1,163,490	1,192,716

(a)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

(b)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 48 for a calculation of these ratios.

(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at March 31, 2013, $1.1 trillion at Dec. 31, 2012 and $1.2 trillion at March 31, 2012.

(f)
Reflects revisions, which were not material, for prior periods as a result of our previously disclosed reviews of our AUC/A and our process for reporting information. See pages 4-5 of our 2012 Annual Report.

(g)	Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities on loan at CIBC Mellon.

(h)
The Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) require the Tier 1 common equity ratio to be the lower of the ratio as calculated under the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. At Dec. 31, 2012, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. The estimated Basel III Tier 1 common equity ratio of 7.6% at March 31, 2012 was based on prior Basel III guidance and the proposed market risk rule.

(i)
In the first quarter of 2013, BNY Mellon was required to implement the Basel II.5 – final market risk rule. Implementation of these rules resulted in an approximately 35-40 basis points decrease to the Basel I Tier I common equity to risk-weighted assets ratio, the Basel I Tier I capital ratio and the Basel I Total capital ratio. Prior period ratios were not impacted by the implementation.

N/A – Not applicable.
N/M – Not meaningful.

3 BNY Mellon

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2012 (“2012 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 48 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 36 countries and more than 100 markets. As of March 31, 2013, BNY Mellon had $26.3 trillion in assets under custody and/or administration, and $1.4 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create trade, hold, manage, service, distribute or restructure investments.

Key first quarter 2013 and subsequent events

ConvergEx

In early April 2013, ConvergEx, an entity in which BNY Mellon has a minority interest, completed a divestiture of its software platform business.  As a result of the divestiture and other events, we anticipate recognizing an after-tax gain of approximately $100 million on our investment in ConvergEx in the second quarter of 2013.

Sale of SourceNet Solutions

At the end of the first quarter of 2013, BNY Mellon entered into an agreement to sell our SourceNet Solutions business.  SourceNet Solutions is BNY Mellon’s accounts payable outsourcing support services provider that operates as part of our Investment Services business.  The closing is expected to take place during the second quarter of 2013.  We anticipate recording an immaterial gain as a result of this sale.

BNY Mellon 4

Capital plan and share repurchase program and dividend increase

In March 2013, BNY Mellon received confirmation that the Board of Governors of the Federal Reserve System (the “Federal Reserve”) did not object to our 2013 capital plan submitted in connection with the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The board of directors subsequently approved the repurchase of up to $1.35 billion worth of common shares, a 16% increase from the prior year’s board authorization, and a 15% increase in BNY Mellon’s quarterly common stock dividend.

From April 1, 2013 through May 8, 2013, we repurchased 11.0 million common shares in the open market, at an average price of $27.64 per common share for a total of $304 million.

On April 9, 2013, The Bank of New York Mellon Corporation announced a 15% increase in the quarterly common stock dividend, from $0.13 per share to $0.15 per share. This cash dividend was paid to shareholders on May 7, 2013.

Agreement to sell Newton’s Private Client Business

On Feb. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, announced an agreement to sell Newton’s private client business. The agreement covers 7% of Newton’s assets under management valued at £3.6 billion and approximately 3,000 private clients. The transaction is anticipated to close in the third quarter of 2013, subject to regulatory approval. We expect this transaction to be immaterial to our results of operations.

U.S. Tax Court Ruling

As previously disclosed, on Feb. 11, 2013, the U.S. Tax Court issued a ruling against BNY Mellon upholding the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. As a result of the ruling, BNY Mellon recorded an $854 million after-tax charge, or $0.73 per common share, in the first quarter of 2013.

BNY Mellon will appeal the court’s decision. We continue to believe the tax treatment of the transaction was consistent with statutory and judicial authority existing at the time.

Highlights of first quarter 2013 results

In the first quarter of 2013, we reported a net loss applicable to common shareholders of BNY Mellon of $266 million, or $0.23 per diluted common share, which included a previously announced charge of $854 million, or $0.73 per common share, related to the U.S. Tax Court’s disallowance of certain foreign tax credits. Excluding this charge, net income applicable to common shareholders was $588 million and earnings per diluted common share was $0.50. This compares with net income of $619 million, or $0.52 per diluted common share, in the first quarter of 2012.

Highlights of first quarter 2013 include:

•
Assets under custody and/or administration (“AUC/A”) totaled $26.3 trillion at March 31, 2013 compared with $25.7 trillion at March 31, 2012 and $26.3 trillion at Dec. 31, 2012. The increase of 2% year-over-year primarily reflects net new business and improved market values. (See the “Investment Services business” beginning on page 19.)

•
Assets under management (“AUM”) totaled a record $1.43 trillion at March 31, 2013 compared with $1.31 trillion at March 31, 2012 and $1.39 trillion at Dec. 31, 2012. This represents an increase of 9% year-over-year and 3% sequentially. Both increases primarily resulted from net new business and higher market values. (See the “Investment Management business” beginning on page 16).

•
Investment services fees totaled $1.7 billion in the first quarter of 2013 compared with $1.6 billion in the first quarter of 2012. The increase was driven by improved asset servicing, treasury and clearing services revenue, partially offset by lower issuer services and securities lending revenue. (See the “Investment Services business” beginning on page 19).

•
Investment management and performance fees totaled $822 million in the first quarter of 2013 compared with $745 million in the first quarter of 2012. The increase was driven by the acquisition of the remaining 50% interest in Meriten Investment Management (“Meriten”), higher market values, net new business and lower money market fee waivers. (See the

5 BNY Mellon

“Investment Management business” beginning on page 16).

•
Foreign exchange and other trading revenue totaled $161 million in the first quarter of 2013 compared with $191 million in the first quarter of 2012. The decrease was driven by lower other trading revenue partially offset by higher foreign exchange revenue. (See “Fee and other revenue” beginning on page 7).

•
Investment income and other revenue totaled $72 million in the first quarter of 2013 compared with $139 million in the first quarter of 2012. The decrease primarily resulted from lower leasing gains, foreign currency remeasurement and seed capital gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $719 million in the first quarter of 2013 compared with $765 million in the first quarter of 2012. The net interest margin (FTE) was 1.11% in the first quarter of 2013 compared with 1.32% in the first quarter of 2012. Both decreases primarily reflect lower reinvestment yields, lower accretion and the elimination of interest on European Central Bank Deposits. (See “Net interest revenue” beginning on page 10).

•
The provision for credit losses was a credit of $24 million in the first quarter of 2013 compared with a provision of $5 million in the first quarter of 2012. (See “Asset quality and allowance for credit losses” beginning on page 32).

•	Noninterest expense was flat year-over-year totaling $2.8 billion in both the first quarter of 2013 and the first quarter of 2012. (See “Noninterest expense” beginning on page 12).

•
BNY Mellon recorded an income tax provision of $1 billion in the first quarter of 2013, which included the $854 million charge related to the disallowance of certain foreign tax credits. (See “Income taxes” on page 13).

•
The net unrealized pre-tax gain on our total investment securities portfolio was $2.2 billion at March 31, 2013 compared with $2.4 billion at Dec 31, 2012. The decrease primarily reflects an increase in market interest rates and $48 million of realized security gains in the first quarter of 2013. (See “Investment securities” beginning on page 27).

•	At March 31, 2013, our estimated Basel III Tier 1 common equity ratio was 9.4% compared with 9.8% at Dec. 31, 2012. (See “Capital” beginning on page 41).

•	Our Basel I Tier 1 capital ratio was 13.6% at March 31, 2013 and 15.0% at Dec. 31, 2012. (See “Capital” beginning on page 41).

•	In the first quarter of 2013, we repurchased 7.8 million common shares in the open market, at an average price of $27.21 per share, for a total of $211 million.

BNY Mellon 6

Fee and other revenue

Fee and other revenue	1Q13	4Q12	1Q12	1Q13 vs.
(dollars in millions, unless otherwise noted)				1Q12	4Q12
Investment services fees:
Asset servicing (a)	$969	$945	$943	3%	3%
Issuer services	237	215	251	(6)	10
Clearing services	304	294	303	—	3
Treasury services	141	141	136	4	—
Total investment services fees	1,651	1,595	1,633	1	4
Investment management and performance fees	822	853	745	10	(4)
Foreign exchange and other trading revenue	161	139	191	(16)	16
Distribution and servicing	49	52	46	7	(6)
Financing-related fees	41	45	44	(7)	(9)
Investment and other income	72	116	139	(48)	(38)
Total fee revenue	2,796	2,800	2,798	—	—
Net securities gains	48	50	40	N/M	N/M
Total fee and other revenue - GAAP	$2,844	$2,850	$2,838	—%	—%

Fee revenue as a percentage of total revenue excluding net securities gains	78%	78%	78%

AUM at period end (in billions) (b)	$1,429	$1,386	$1,308	9%	3%
AUC/A at period end (in trillions) (c)	$26.3	$26.3	$25.7	2%	—%

(a)	Asset servicing fees include securities lending revenue of $39 million in 1Q13, $41 million in 4Q12 and $49 million in 1Q12.

(b)	Excludes securities lending cash management assets, as well as, assets managed in the Investment Services business.

(c)
Reflects revisions, which were not material, for prior periods as a result of our previously disclosed reviews of our AUC/A and our process for reporting information. See pages 4-5 of our 2012 Annual Report. Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2013, $1.1 trillion at Dec. 31, 2012 and $1.2 trillion at March 31, 2012.

Fee and other revenue

Fee and other revenue totaled $2.8 billion in the first quarter of 2013, essentially unchanged both year-over-year and sequentially. Year-over-year, higher investment management and performance fees and asset servicing revenue were offset by lower investment and other income and lower foreign exchange and other trading revenue. Sequentially, higher asset servicing, issuer services and foreign exchange and other trading revenue were offset by lower investment and other income.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2012 and the fourth quarter of 2012:

•
Asset servicing fees increased 3% year-over-year and 3% (unannualized) sequentially, primarily driven by increased activity with existing clients and improved market values, partially offset by lower securities lending revenue.

•
Issuer services fees decreased 6% year-over-year and increased 10% (unannualized) sequentially. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue, driven by lower issuance volumes and lower servicing fees. The sequential increase primarily resulted from higher Depositary Receipts revenue driven by an improvement in dividends and higher core volumes, partially offset by lower Corporate Trust revenue reflecting the continued net run-off of structured debt securitizations. We continue to estimate this run-off could reduce the Company’s total annual revenue by approximately one-half to three-quarters of 1% if the structured debt markets do not recover.

•
Clearing services fees increased slightly year-over-year and 3% (unannualized) sequentially. Both increases primarily resulted from higher mutual fund fees, increases in positions and assets, higher cash management fees and an increase in daily average revenue trades (“DARTS”), partially offset by higher money market fee waivers and fewer trading days.

•	Treasury services fees increased 4% year-over-year and were unchanged sequentially. The

7 BNY Mellon

year-over-year increase primarily reflects higher cash management fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $822 million in the first quarter of 2013, an increase of 10% year-over-year and a decrease of 4% (unannualized) sequentially. The year-over-year increase was impacted by the acquisition of the remaining 50% interest in Meriten. Excluding the Meriten acquisition, investment management and performance fees increased 9% year-over-year driven by higher market values, net new business and lower money market fee waivers. The sequential decrease reflects seasonally lower performance fees and higher money market fee waivers, partially offset by higher market values. Comparisons to both prior periods were negatively impacted by the stronger U.S. dollar. Performance fees were $15 million in the first quarter of 2013, $16 million in the first quarter of 2012 and $56 million in the fourth quarter of 2012.

Total AUM for the Investment Management business was a record $1.4 trillion at March 31, 2013, a 9% increase compared with the prior year and 3% (unannualized) sequentially. Both increases resulted from net new business and higher market values. In the first quarter of 2013, long-term inflows totaled a record $40 billion primarily benefiting from liability-driven investments as well as equity and fixed income funds.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q13	4Q12	1Q12
Foreign exchange	$149	$106	$136
Other trading revenue:
Fixed income	8	25	47
Equity/other	4	8	8
Total other trading revenue	12	33	55
Total	$161	$139	$191

Foreign exchange and other trading revenue totaled $161 million in the first quarter of 2013, $191 million in the first quarter of 2012 and $139 million in the fourth quarter of 2012. In the first quarter of 2013, foreign exchange revenue totaled $149 million, an increase of 10% year-over-year and 41% (unannualized) sequentially. The year-over-year increase primarily reflects higher volumes, partially offset by a decrease in volatility, while the sequential increase reflects increased volatility and higher volumes. Additionally, foreign exchange revenue continues to be impacted by increasingly competitive market pressures. Other trading revenue totaled $12 million in the first quarter of 2013, compared with $55 million first quarter of 2012 and $33 million in the fourth quarter of 2012. Both decreases were principally due to losses on interest rate hedges and lower fixed income and equity trading. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

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

BNY Mellon 8

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

We typically price negotiated trades for our custody clients at a spread over either our estimation of the current market rate for a particular currency or an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for other emerging market currencies. A shift by custody clients from the standing instruction program to other trading options combined with the increasing competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended March 31, 2013, our total revenue for all types of foreign exchange trading transactions was $149 million, or approximately 4% of our total revenue and approximately 37% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $49 million in the first quarter of 2013, $46 million in the first quarter of 2012 and $52 million in the fourth quarter of 2012. The year-over-year increase primarily reflects higher market values. The sequential decrease primarily reflects short-term outflows.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $41 million in the first quarter of 2013, $44 million in the first quarter of 2012 and $45 million in the fourth quarter of 2012. The decrease from both prior periods was primarily a result of lower capital markets fees.

Investment and other income

Investment and other income (in millions)	1Q13	4Q12	1Q12
Corporate/bank-owned life insurance	$34	$41	$34
Equity investment revenue (loss)	13	(1)	6
Expense reimbursements from joint ventures	11	9	10
Asset-related gains (losses)	7	22	(2)
Seed capital gains	6	7	24
Transitional services agreements	5	5	7
Lease residual gains	1	14	34
Private equity gains (losses)	(2)	4	4
Other income (loss)	(3)	15	22
Total investment and other income	$72	$116	$139

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes income from insurance contracts, equity investment revenue and loss, expense reimbursements from joint ventures,

9 BNY Mellon

asset-related gains and losses, lease residual gains, transitional services agreements, gains or losses on seed capital investments, gains and losses on private equity investments, and other income and loss. Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Asset-related gains (losses) include loan, real estate and other asset dispositions. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Other income (loss) primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income decreased $67 million compared with the first quarter of 2012 and $44 million compared with the fourth quarter of 2012. Both decreases reflect lower leasing gains and lower foreign currency remeasurement.

Additionally, the year-over-year decrease includes lower seed capital gains, and the sequential decrease includes lower net gains on loans held for sale retained from a previously divested bank subsidiary.

Net securities gains

Net securities gains totaled $48 million in the first quarter of 2013, $40 million in the first quarter of 2012 and $50 million in the fourth quarter of 2012. The current low interest rate environment has created the opportunity for us to realize gains as we rebalance and manage the duration risk of the investment securities portfolio. Gains realized on the sales of securities should be considered along with net interest revenue when evaluating our overall results.

Net interest revenue

Net interest revenue	1Q13	4Q12	1Q12	1Q13 vs.
(dollars in millions)				1Q12		4Q12
Net interest revenue (non-FTE)	$719	$725	$765	(6)%		(1)%
Tax equivalent adjustment	14	15	11	27		(7)
Net interest revenue (FTE) – Non-GAAP	733	740	776	(6)%		(1)%
Average interest-earning assets	$265,754	$270,215	$236,331	12%		(2)%
Net interest margin (FTE)	1.11%	1.09%	1.32%	(21)	bps	2	bps

Net interest revenue totaled $719 million in the first quarter of 2013, a decrease of $46 million compared with the first quarter of 2012 and $6 million sequentially. The year-over-year decrease was primarily driven by lower accretion, lower yields on the reinvestment of securities and the elimination of interest on European Central Bank deposits, partially offset by a change in the mix of earning assets and higher average interest-earning assets driven by higher deposit levels. The decrease compared with the fourth quarter of 2012 primarily reflects a fewer number of days in the first quarter of 2013.

The net interest margin (FTE) was 1.11% in the first quarter of 2013 compared with 1.32% in the first quarter of 2012 and 1.09% in the fourth quarter of 2012. The year-over-year decrease in the net interest margin (FTE) reflects higher average interest-

earning assets driven by higher deposits levels, lower reinvestment yields, lower accretion and the elimination of interest on European Central Bank deposits.

The current low interest rate environment has continued to negatively impact net interest revenue. However, it has driven significant improvement in the value of the investment securities portfolio while creating the opportunity for us to realize gains as we rebalance and manage the duration risk of this portfolio. Gains realized on these sales should be considered along with net interest revenue when evaluating our overall results. In the first quarter of 2013, combined net interest revenue and net securities gains totaled $767 million compared with $805 million in the first quarter of 2012 and $775 million in the fourth quarter of 2012.

BNY Mellon 10

Average balances and interest rates	Quarter ended
	March 31, 2013		Dec. 31, 2012		March 31, 2012
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$40,967	0.70%	$41,018	0.80%	$35,095	1.30%
Interest-bearing deposits held at the Federal Reserve and other central banks	63,240	0.20	71,794	0.21	63,526	0.27
Federal funds sold and securities purchased under resale agreements	7,478	0.54	5,984	0.56	5,174	0.73
Margin loans	13,346	1.17	13,085	1.26	12,901	1.29
Non-margin loans:
Domestic offices	21,358	2.38	20,560	2.42	20,128	2.46
Foreign offices	11,575	1.36	9,968	1.64	10,180	1.77
Total non-margin loans	32,933	2.02	30,528	2.16	30,308	2.23
Securities:
U.S. government obligations	18,814	1.54	19,915	1.39	17,268	1.56
U.S. government agency obligations	42,397	1.85	41,361	1.94	32,347	2.44
State and political subdivisions – tax-exempt	6,194	2.38	6,154	2.52	3,354	2.97
Other securities	34,507	2.03	35,082	2.04	33,839	2.84
Trading securities	5,878	2.40	5,294	2.54	2,519	2.78
Total securities	107,790	1.91	107,806	1.94	89,327	2.45
Total interest-earning assets	$265,754	1.26%	$270,215	1.27%	$236,331	1.56%
Allowance for loan losses	(264)		(337)		(392)
Cash and due from banks	4,534		4,284		4,271
Other assets	52,137		50,439		49,690
Assets of consolidated investment management funds	11,503		11,394		11,444
Total assets	$333,664		$335,995		$301,344
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts and demand deposit accounts	$8,778	0.19%	$8,570	0.18%	$4,446	0.28%
Savings	819	0.29	815	0.29	704	0.10
Time deposits	39,091	0.05	38,085	0.06	33,618	0.08
Foreign offices	99,040	0.08	95,249	0.09	86,670	0.15
Total interest-bearing deposits	147,728	0.08	142,719	0.09	125,438	0.14
Federal funds purchased and securities sold under repurchase agreements	9,187	(0.12)	10,158	0.07	8,584	(0.02)
Trading liabilities	2,552	1.35	1,943	1.41	1,153	1.55
Other borrowed funds	1,152	0.90	1,064	1.45	2,512	0.79
Commercial paper	245	0.09	805	0.12	67	0.08
Payables to customers and broker-dealers	9,019	0.09	8,532	0.09	7,555	0.11
Long-term debt	18,878	1.18	19,259	1.46	20,538	1.79
Total interest-bearing liabilities	$188,761	0.20%	$184,480	0.25%	$165,847	0.34%
Total noninterest-bearing deposits	70,337		79,987		66,613
Other liabilities	27,416		24,458		24,248
Liabilities and obligations of consolidated investment management funds	10,186		10,114		10,159
Total liabilities	296,700		299,039		266,867
Temporary equity
Redeemable noncontrolling interests	175		155		72
Permanent equity
Total BNY Mellon shareholders’ equity	35,966		36,028		33,718
Noncontrolling interests	823		773		687
Total permanent equity	36,789		36,801		34,405
Total liabilities, temporary equity and permanent equity	$333,664		$335,995		$301,344
Net interest margin (FTE)		1.11%		1.09%		1.32%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

11 BNY Mellon

Noninterest expense

Noninterest expense				1Q13 vs.
(dollars in millions)	1Q13	4Q12	1Q12	1Q12	4Q12
Staff:
Compensation	$885	$911	$861	3%	(3)%
Incentives	338	311	352	(4)	9
Employee benefits	249	235	240	4	6
Total staff	1,472	1,457	1,453	1	1
Professional, legal and other purchased services	295	322	299	(1)	(8)
Net occupancy	163	156	147	11	4
Software	140	151	119	18	(7)
Distribution and servicing	106	108	101	5	(2)
Furniture and equipment	88	82	86	2	7
Business development	68	88	56	21	(23)
Sub-custodian	64	64	70	(9)	—
Other	307	255	220	40	20
Amortization of intangible assets	86	96	96	(10)	(10)
M&I, litigation and restructuring charges	39	46	109	N/M	N/M
Total noninterest expense - GAAP	$2,828	$2,825	$2,756	3%	—%
Total staff expense as a percentage of total revenue	41%	40%	40%
Full-time employees at period end	49,700	49,500	47,800	4%	—%

Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges - Non-GAAP	$2,703	$2,683	$2,551	6%	1%
N/M - Not meaningful.

Total noninterest expense increased $72 million, or 3% (unannualized), compared with the first quarter of 2012 and was essentially unchanged compared with the fourth quarter of 2012. Excluding amortization of intangible assets, merger and integration (“M&I”), litigation and restructuring charges, noninterest expense increased 6% year-over-year and 1% (unannualized) sequentially. Both increases were primarily driven by a provision for administrative errors in certain offshore tax-exempt funds and higher pension expense. The increase compared with the first quarter of 2012 also resulted from the cost of generating certain tax credits, higher software and net occupancy expenses and the impact of the Meriten acquisition. The increase compared with the fourth quarter of 2012 also reflects higher incentive and net occupancy expenses, partially offset by lower compensation expense.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 54% of total noninterest expense in the first quarter of 2013, 57% in the first quarter of 2012 and 54% in the fourth quarter of 2012, excluding amortization of intangible assets and M&I, litigation and restructuring charges.

Staff expense was $1.5 billion in the first quarter of 2013, an increase of 1% compared with both the first quarter of 2012 and the fourth quarter of 2012. Both increases reflect higher pension expense. The sequential increase also reflects higher incentive expense due to the acceleration of the vesting of long-term stock awards for retirement eligible employees, partially offset by lower compensation expense. The year-over-year increase also includes higher compensation expense, partially offset by lower incentive expense.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges, totaled $1.2 billion in the first quarter of 2013, an increase of 12% compared with the first quarter of 2012 and was flat compared with the fourth quarter of 2012. The year-over-year increase was driven by a provision for administrative errors in certain offshore tax-exempt funds, the cost of generating certain tax credits, higher software and net occupancy expenses. The increase in software expense primarily reflects application development costs and higher amortization related to new technology projects. The increase in net occupancy expense primarily reflects the timing of costs associated with our global footprint and New York

BNY Mellon 12

City real estate initiatives. On a sequential basis, the provision for administrative errors and higher net occupancy expense were primarily offset by lower professional, legal and other purchased services and business development expenses.

The financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels.

For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

Operational excellence initiatives update

Expense initiatives (pre-tax)				Original annualized
	Program savings			targeted savings
(dollar amounts in millions)	4Q12	FY12	1Q13	by the end of 2013 (a)
Business operations	$75	$238	$84	$310	-	$320
Technology	24	82	27	$105	-	$110
Corporate services	24	77	26	$85	-	$90
Gross savings (b)	$123	$397	$137	$500	-	$520

Incremental program expenses to achieve goals (c)	$37	$88	$16	$70	-	$90

(a)	Original target established at the inception of the program in 2011.

(b)	Represents the estimated pre-tax run rate expense savings since program inception in 2011. Total Company actual operating expense may increase or decrease due to other factors.

(c)
Program costs include incremental costs to plan and execute the programs including dedicated program managers, consultants, severance and other costs. These costs will fluctuate by quarter. Program costs may include restructuring expenses, where applicable.

During the first quarter of 2013, we accomplished the following operational excellence initiatives:

•	Continued global footprint position migrations. Lowered operating costs as we ramped up the Eastern European Global Delivery Center.

•	Realized savings from reengineering activities relating to Investment Boutique restructurings and Dreyfus back office operations consolidation.

•	Achieved further operational synergies related to the BHF Asset Servicing GmbH acquisition.

•	Realized compensation savings from efficiencies and additional staff moves to Global Delivery Centers in the Technology organization.

•	Consolidated offices and reduced real estate by an additional 35,000 square feet, primarily in the NY Metro and EMEA regions.

Income taxes

BNY Mellon recorded an income tax provision of $1.0 billion in the first quarter of 2013, including the $854 million charge related to the disallowance of certain foreign tax credits. The effective tax rate, on an operating basis - Non-GAAP was 23.7% in the first quarter of 2013. The provision for income taxes and effective tax rate were $254 million and 28.7%, respectively in the first quarter of 2012 and $207 million and 24.3%, respectively in the fourth quarter of 2012. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 48 for additional information.

We expect the effective tax rate to be approximately 25% to 26% in second quarter of 2013.

Review of businesses

We have an internal information system that produces performance data along product and service lines for our two principal businesses and the Other segment.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported

13 BNY Mellon

results of the businesses will track their economic performance.

For information on the accounting principles of our businesses, the primary types of revenue by business and how our businesses are presented and analyzed, see Note 19 of the Notes to Consolidated Financial Statements.

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. In the first quarter of 2013, incentive expense related to restricted stock and certain corporate overhead charges were allocated to the Investment Management and Investment Services businesses that had been previously included in the Other segment. All prior periods were restated to reflect these changes. Additionally, the results of the businesses for the first quarter of 2013 reflect higher internal crediting rates for domestic deposits, which are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. These changes did not impact the consolidated results.

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

The following table presents the value of certain market indices at period end and on an average basis.

Market indices						1Q13 vs.
	1Q12	2Q12	3Q12	4Q12	1Q13	1Q12	4Q12
S&P 500 Index (a)	1408	1362	1441	1426	1569	11%	10%
S&P 500 Index – daily average	1347	1351	1400	1419	1513	12	7
FTSE 100 Index (a)	5768	5571	5742	5898	6412	11	9
FTSE 100 Index – daily average	5818	5555	5742	5842	6294	8	8
MSCI World Index (a)	1312	1236	1312	1339	1435	9	7
MSCI World Index – daily average	1268	1235	1273	1312	1404	11	7
Barclay’s Capital Aggregate Bondsm Index (a)	351	353	368	366	356	1	(3)
NYSE and NASDAQ share volume (in billions)	186	192	173	174	174	(6)	—
JPMorgan G7 Volatility Index – daily average (b)	10.39	10.30	8.70	7.56	9.02	(13)	19

(a)	Period end.

(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2013, using the Standard & Poor’s (“S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500

Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.03 to $0.05. If however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

BNY Mellon 14

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$894	(a)	$1,860	$124	$2,878	(a)
Net interest revenue	62		653	4	719
Total revenue	956		2,513	128	3,597
Provision for credit losses	—		—	(24)	(24)
Noninterest expense	745		1,828	255	2,828
Income (loss) before taxes	$211	(a)	$685	$(103)	$793	(a)
Pre-tax operating margin (b)	22%		27%	N/M	22%
Average assets	$38,743		$238,374	$56,547	$333,664
Excluding amortization of intangible assets:
Noninterest expense	$706		$1,781	$255	$2,742
Income (loss) before taxes	250	(a)	732	(103)	879	(a)
Pre-tax operating margin (b)	26%		29%	N/M	24%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$933	(a)	$1,765	$183	$2,881	(a)
Net interest revenue	55		591	79	725
Total revenue	988		2,356	262	3,606
Provision for credit losses	—		—	(61)	(61)
Noninterest expense	762		1,830	233	2,825
Income before taxes	$226	(a)	$526	$90	$842	(a)
Pre-tax operating margin (b)	23%		22%	N/M	23%
Average assets	$37,750		$241,653	$56,592	$335,995
Excluding amortization of intangible assets:
Noninterest expense	$714		$1,782	$233	$2,729
Income before taxes	274	(a)	574	90	938	(a)
Pre-tax operating margin (b)	28%		24%	N/M	26%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $42 million, net of noncontrolling interests of $11 million, for a net impact of $31 million. Income before taxes includes noncontrolling interests of $11 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$852	(a)	$1,843	$175	$2,870	(a)
Net interest revenue	55		648	62	765
Total revenue	907		2,491	237	3,635
Provision for credit losses	—		16	(11)	5
Noninterest expense	670		1,846	240	2,756
Income before taxes	$237	(a)	$629	$8	$874	(a)
Pre-tax operating margin (b)	26%		25%	N/M	24%
Average assets	$36,473		$212,737	$52,134	$301,344
Excluding amortization of intangible assets:
Noninterest expense	$622		$1,798	$240	$2,660
Income before taxes	285	(a)	677	8	970	(a)
Pre-tax operating margin (b)	31%		27%	N/M	27%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

15 BNY Mellon

Investment Management business

						1Q13 vs.
(dollar amounts in millions, unless otherwise noted)	1Q12	2Q12	3Q12	4Q12	1Q13	1Q12	4Q12
Revenue:
Investment management fees:
Mutual funds	$260	$270	$283	$293	$295	13%	1%
Institutional clients	322	321	334	349	355	10	2
Wealth management	157	158	158	159	162	3	2
Investment management fees	739	749	775	801	812	10	1
Performance fees	16	54	10	57	15	(6)	N/M
Distribution and servicing	45	45	47	50	46	2	(8)
Other (a)	52	13	40	25	21	N/M	N/M
Total fee and other revenue (a)	852	861	872	933	894	5	(4)
Net interest revenue	55	52	52	55	62	13	13
Total revenue	907	913	924	988	956	5	(3)
Noninterest expense (ex. amortization of intangible assets)	622	644	646	714	706	14	(1)
Income before taxes (ex. amortization of intangible assets)	285	269	278	274	250	(12)	(9)
Amortization of intangible assets	48	48	48	48	39	(19)	(19)
Income before taxes	$237	$221	$230	$226	$211	(11)%	(7)%

Pre-tax operating margin	26%	24%	25%	23%	22%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	35%	33%	34%	31%	29%
Wealth management:
Average loans	$7,431	$7,763	$8,122	$8,478	$8,972	21%	6%
Average deposits	$11,491	$11,259	$11,372	$12,609	$13,646	19%	8%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 48. Additionally, other revenue includes asset servicing and treasury services revenue.

(b)
Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $100 million, $102 million, $107 million, $106 million and $104 million, respectively.

N/M - Not meaningful.

AUM trends (a)						1Q13 vs.
(dollar amounts in billions)	1Q12	2Q12	3Q12	4Q12	1Q13	1Q12	4Q12
AUM at period end, by product type:
Equity securities	$429	$417	$446	$451	$487	14%	8%
Fixed income securities (b)	451	480	506	532	559	24%	5%
Money market	319	299	307	302	278	(13)%	(8)%
Alternative investments and overlay	109	103	100	101	105	(4)%	4%
Total AUM	$1,308	$1,299	$1,359	$1,386	$1,429	9%	3%

AUM at period end, by client type:
Institutional	$829	$835	$883	$894	$939	13%	5%
Mutual funds	404	388	398	411	405	—%	(1)%
Private client	75	76	78	81	85	13%	5%
Total AUM	$1,308	$1,299	$1,359	$1,386	$1,429	9%	3%

Changes in AUM:
Beginning balance of AUM	$1,260	$1,308	$1,299	$1,359	$1,386
Net inflows (outflows):
Long-term	7	26	9	14	40
Money market	(9)	(14)	9	(6)	(13)
Total net inflows (outflows)	(2)	12	18	8	27
Net market/currency impact	50	(21)	42	19	16
Ending balance of AUM	$1,308	$1,299	$1,359	$1,386	$1,429	9%	3%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes liability-driven investments.

BNY Mellon 16

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques, wealth management business and global distribution companies. See page 22 of our 2012 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.43 trillion at March 31, 2013 compared with $1.31 trillion at March 31, 2012 and $1.39 trillion at Dec. 31, 2012. The increases compared with both periods primarily resulted from net new business and higher market values. Net long-term inflows were a record $40 billion in the first quarter of 2013 and benefited from liability-driven investments as well as equity and fixed income funds. Net short-term outflows were $13 billion in the first quarter of 2013.

Revenue generated in the Investment Management business included 44% from non-U.S. sources in the first quarter of 2013 compared with 45% in the first quarter of 2012 and 47% in the fourth quarter of 2012.

In the first quarter of 2013, Investment Management had pre-tax income of $211 million compared with $237 million in the first quarter of 2012 and $226 million in the fourth quarter of 2012. Excluding amortization of intangible assets, pre-tax income was $250 million in the first quarter of 2013 compared with $285 million in the first quarter of 2012 and $274 million in the fourth quarter of 2012. Both decreases were impacted by a provision for administrative errors in certain offshore tax-exempt funds in the first quarter of 2013, which more than offset higher investment management fees.

Investment management fees in the Investment Management business were $812 million in first quarter of 2013 compared with $739 million in the first quarter of 2012 and $801 million in the fourth quarter of 2012. The year-over-year increase was impacted by the Meriten acquisition. Excluding the Meriten acquisition, investment management fees increased 8% year-over-year driven by higher market values, net new business and lower money market fee waivers. The sequential increase primarily reflects higher market values, partially offset by higher money market fee waivers. Comparisons to both prior periods were negatively impacted by the stronger U.S. dollar.

Performance fees were $15 million in the first quarter of 2013 compared with $16 million in the first quarter of 2012 and $57 million in the fourth quarter of 2012. The sequential decrease was due to seasonality.

In the first quarter of 2013, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $295 million in the first quarter of 2013 compared with $260 million in the first quarter of 2012 and $293 million in the fourth quarter of 2012. The increases compared with both prior periods primarily resulted from net new business and higher market values.

Distribution and servicing fees were $46 million in the first quarter of 2013 compared with $45 million in the first quarter of 2012 and $50 million in the fourth quarter of 2012. The year-over-year increase primarily reflects higher market values. The sequential decrease primarily reflects short-term outflows.

Other fee revenue was $21 million in the first quarter of 2013 compared with $52 million in the first quarter of 2012 and $25 million in the fourth quarter of 2012. The year-over-year decrease primarily reflects lower seed capital gains.

Net interest revenue was $62 million in the first quarter of 2013 compared with $55 million in both the first quarter of 2012 and fourth quarter of 2012. Both increases resulted from higher average loan and deposit levels. The sequential increase also resulted from higher internal crediting rates for domestic deposits in the first quarter of 2013. Average loans increased 21% year-over-year and 6% sequentially, while average deposits increased 19% year-over-year and 8% sequentially.

17 BNY Mellon

Noninterest expense excluding amortization of intangible assets was $706 million in the first quarter of 2013 compared with $622 million in the first quarter of 2012 and $714 million in the fourth quarter of 2012. Noninterest expense in the first quarter of 2013 includes a provision for administrative errors in certain offshore tax-exempt funds. The year-over-year increase also reflects the impact of the Meriten acquisition. The sequential decrease also reflects lower incentive expense due to seasonally lower performance fees, as well as lower professional, legal and other purchased services and seasonally lower business development expenses. Comparisons to both prior periods were favorably impacted by the stronger U.S. dollar.

BNY Mellon 18

Investment Services business

						1Q13 vs.
(dollar amounts in millions, unless otherwise noted)	1Q12	2Q12	3Q12	4Q12	1Q13	1Q12	4Q12
Revenue:
Investment services fees:
Asset servicing	$906	$928	$912	$917	$938	4%	2%
Issuer services	251	275	310	213	236	(6)	11
Clearing services	303	309	287	294	304	—	3
Treasury services	136	132	135	140	140	3	—
Total investment services fees	1,596	1,644	1,644	1,564	1,618	1	3
Foreign exchange and other trading revenue	176	179	158	128	172	(2)	34
Other (a)	71	66	75	73	70	(1)	(4)
Total fee and other revenue (a)	1,843	1,889	1,877	1,765	1,860	1	5
Net interest revenue	648	614	617	591	653	1	10
Total revenue	2,491	2,503	2,494	2,356	2,513	1	7
Provision for credit losses	16	(14)	(4)	—	—	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	1,798	2,103	1,744	1,782	1,781	(1)	—
Income before taxes (ex. amortization of intangible assets)	677	414	754	574	732	8	28
Amortization of intangible assets	48	49	47	48	47	(2)	(2)
Income before taxes	$629	$365	$707	$526	$685	9%	30%

Pre-tax operating margin	25%	15%	28%	22%	27%
Pre-tax operating margin (ex. amortization of intangible assets)	27%	17%	30%	24%	29%
Investment services fees as a percentage of noninterest expense (b)	93%	94%	95%	89%	93%

Securities lending revenue	$39	$48	$37	$31	$31	(21)%	—%

Metrics:
Average loans	$22,639	$24,742	$24,054	$24,034	$26,024	15%	8%
Average deposits	$174,041	$171,309	$188,023	$203,043	$198,701	14%	(2)%

AUC/A at period end (in trillions) (c)(d)	$25.7	$25.2	$26.4	$26.3	$26.3	2%	—%
Market value of securities on loan at period end (in billions) (d)(e)	$256	$267	$251	$237	$244	(5)%	3%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$453	$314	$522	$190	$205

Depositary Receipts:
Number of sponsored programs	1,391	1,393	1,393	1,379	1,359	(2)%	(1)%

Clearing services:
Global DARTS volume (in thousands) (d)	199.6	191.9	175.5	187.9	221.4	11%	18%
Average active clearing accounts (U.S. platform) (in thousands) (d)	5,408	5,421	5,447	5,489	5,552	3%	1%
Average long-term mutual fund assets (U.S. platform)	$306,212	$306,973	$323,289	$334,883	$357,647	17%	7%
Average investor margin loans (U.S. platform)	$7,900	$8,231	$7,922	$7,987	$8,212	4%	3%

Broker-Dealer:
Average tri-party repo balances (in billions) (d)	$1,937	$2,001	$2,005	$2,113	$2,070	7%	(2)%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at March 31, 2012, June 30, 2012 and Sept. 30, 2012, $1.1 trillion at Dec. 31, 2012 and $1.2 trillion at March 31, 2013.

(d)
Reflects revisions, which were not material, for prior periods as a result of our previously disclosed reviews of our AUC/A and our process for reporting information. See pages 4-5 of our 2012 Annual Report.

(e)	Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities on loan at CIBC Mellon.

19 BNY Mellon

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, collateral services, alternative investment services, corporate trust and depositary receipt services, as well as clearing services and global payment/working capital solutions to institutional clients.

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors and hedge fund managers. We help our clients service their financial assets through a network of offices and operations centers in 36 countries across six continents.

The results of this business are driven by a number of factors which include: the level of transaction activity; the range of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, and investment manager back-office outsourcing; the number of accounts; and the market value of assets under custody and/or administration. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Business expenses are driven by staff, technology investment, equipment and space required to support the services provided by the business and the cost of execution, clearance and custody of securities.

We are one of the leading global securities servicing providers with $26.3 trillion of assets under custody and/or administration at March 31, 2013. We are the largest custodian for U.S. corporate and public pension plans and we service 46% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving demand for new products and services among clients.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are a leader in servicing tri-party repo collateral with approximately $2.1 trillion globally. We currently service approximately $1.5 trillion of the $1.8 trillion tri-party repo market in the U.S.

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

BNY Mellon is working to significantly reduce the risk associated with the secured intraday credit we provide with respect to the tri-party repo market. BNY Mellon has implemented several measures in that regard, including reducing the amount of time we extend intraday credit, implementing three-way trade confirmations, and automating the way dealers can substitute collateral in their tri-party repo trades. Additionally, in 2013, we have limited the eligibility for intraday credit associated with tri-party repo transactions to certain more liquid asset classes that will result in a reduction of exposures secured by less liquid forms of collateral by dealers. These efforts are consistent with the recommendations of the Tri-Party Repo Infrastructure Reform Task Force that was sponsored by the Payments Risk Committee of the Federal Reserve Bank of New York and included representatives from a diverse group of market participants, including BNY Mellon. We anticipate that the combination of these measures

BNY Mellon 20

will reduce risks substantially in our tri-party repo activity in the near term and, together with technology enhancements currently in development, will achieve the practical elimination of intraday credit in this activity by the end of 2014.

Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which is available at http://www.newyorkfed.org/banking/tpr_infr_reform.html.

In 2012, we formed Global Collateral Services which serves broker-dealers and institutional investors facing expanding collateral management needs as a result of current and emerging regulatory and market requirements. Global Collateral Services brings together BNY Mellon’s global capabilities in segregating, optimizing, financing and transforming collateral on behalf of clients, including its market leading broker-dealer collateral management, securities lending, collateral financing, liquidity and derivatives services teams.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 30 markets.

We serve as depositary for 1,359 sponsored American and global depositary receipt programs at March 31, 2013, acting in partnership with leading companies from 64 countries - an estimated 59% global market share.

Pershing and its affiliates provide business solutions to approximately 1,600 financial organizations globally by delivering dependable operational support; robust trading services; flexible technology; an expansive array of investment solutions, practice management support and service excellence.

Role of BNY Mellon, as a trustee, for mortgage-backed securitizations

BNY Mellon acts as trustee and document custodian for certain mortgage-backed security (“MBS”) securitization trusts. The role of trustee for MBS securitizations is limited; our primary role as trustee is to calculate and distribute monthly bond payments to bondholders. As a document custodian, we hold the mortgage, note, and related documents provided to us by the loan originator or seller and provide periodic reporting to these parties. BNY Mellon, either as document custodian or trustee, does not receive mortgage underwriting files (the files that contain information related to the creditworthiness of the borrower). As trustee or custodian, we have no responsibility or liability for the quality of the portfolio; we are liable only for performance of our limited duties as described above and in the trust documents. BNY Mellon is indemnified by the servicers or directly from trust assets under the governing agreements. BNY Mellon may appear as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings because the trustee is the nominee owner of the mortgage loans within the trusts.

Review of financial results

AUC/A at March 31, 2013 were $26.3 trillion, an increase of 2% from $25.7 trillion at March 31, 2012 and unchanged from Dec. 31, 2012. The year-over-year increase was driven by net new business and improved market values, partially offset by the impact of changes in foreign currency rates. Sequentially, improved market values were offset by the impact of changes in foreign currency rates, while net new business was flat. AUC/A were comprised of 33% equity securities and 67% fixed income securities at both March 31, 2013 and Dec. 31, 2012.

Income before taxes was $685 million in the first quarter of 2013 compared with $629 million in the first quarter of 2012 and $526 million in the fourth quarter of 2012. Income before taxes, excluding amortization of intangible assets, was $732 million in the first quarter of 2013 compared with $677 million in the first quarter of 2012 and $574 million in the fourth quarter of 2012. The increase compared with the first quarter of 2012 primarily reflects higher asset servicing fees and lower noninterest expense. The increase sequentially was driven by higher net interest revenue, foreign exchange revenue, issuer services fees and asset servicing fees.

Revenue generated in the Investment Services business included 32% from non-U.S. sources in the first quarter of 2013 compared with 36% in the first quarter of 2012 and 34% in the fourth quarter of 2012.

21 BNY Mellon

Investment services fees increased $22 million, or 1%, in the first quarter of 2013 compared with the first quarter of 2012 and $54 million, or 3% (unannualized), compared with the fourth quarter of 2012, reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and global collateral services) were $938 million in the first quarter of 2013 compared with $906 million in the first quarter of 2012 and $917 million in the fourth quarter of 2012 . Both increases primarily reflect increased activity with existing clients and improved market values. The year-over-year increase was partially offset by lower securities lending revenue due to lower spreads and the loss of a client.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $236 million in the first quarter of 2013, compared with $251 million in the first quarter of 2012 and $213 million in the fourth quarter of 2012. The year-over-year decrease primarily resulted from lower Depositary Receipts revenue, driven by lower issuance volumes and lower servicing fees. The sequential increase primarily resulted from higher Depositary Receipts revenue driven by an improvement in dividends and higher core volumes, partially offset by lower Corporate Trust revenue.

•
Clearing services fees (Pershing) were $304 million in the first quarter of 2013 compared with $303 million in the first quarter of 2012 and $294 million in the fourth quarter of 2012. Both increases were driven by higher mutual fund fees, increases in positions and assets, higher cash management fees and an increase in DARTS, partially offset by higher money market fee waivers and fewer trading days.

•
Treasury services fees were $140 million in the first quarter of 2013 compared with $136 million in the first quarter of 2012 and $140 million in the fourth quarter of 2012. The year-over-year increase primarily reflects higher cash management fees.

Foreign exchange and other trading revenue was $172 million in the first quarter of 2013, compared with $176 million in the first quarter of 2012 and $128 million in the fourth quarter of 2012. The year-over year decrease resulted from lower fixed income trading revenue which was primarily offset by higher foreign exchange revenue driven by higher volumes, partially offset by a decrease in volatility. The sequential increase was due to higher foreign exchange revenue resulting from increased volatility and higher volumes.

Net interest revenue was $653 million in the first quarter of 2013 compared with $648 million in the first quarter of 2012 and $591 million in the fourth quarter of 2012. Both increases primarily reflect higher internal crediting rates for domestic deposits in the first quarter of 2013 and higher average loan levels.

Noninterest expense, excluding amortization of intangible assets, remained steady at $1.8 billion in the first quarter of 2013, the first quarter of 2012 and the fourth quarter of 2012. Year-over-year, noninterest expense decreased slightly reflecting lower litigation expense. Sequentially, noninterest expense was essentially unchanged as higher incentive expense due to the acceleration of the vesting of long-term stock awards for retirement-eligible employees was offset by lower professional, legal and other purchased services and business development expenses.

BNY Mellon 22

Other segment

(dollars in millions)	1Q12	2Q12	3Q12	4Q12	1Q13
Revenue:
Fee and other revenue	$175	$104	$152	$183	$124
Net interest revenue	62	68	80	79	4
Total revenue	237	172	232	262	128
Provision for credit losses	(11)	(5)	(1)	(61)	(24)
Noninterest expense (ex. M&I and restructuring charges)	231	181	207	206	250
Income (loss) before taxes (ex. M&I and restructuring charges)	17	(4)	26	117	(98)
M&I and restructuring charges	9	22	13	27	5
Income (loss) before taxes	$8	$(26)	$13	$90	$(103)
Average loans and leases	$10,139	$10,487	$10,252	$11,100	$11,283

See pages 27 and 28 of our 2012 Annual Report for a description of the Other segment.

Review of financial results

The Other segment incurred a pre-tax loss of $103 million in first quarter of 2013 compared with income of $8 million in first quarter of 2012 and income of $90 million in the fourth quarter of 2012.

Total fee and other revenue decreased $51 million compared with the first quarter of 2012 and $59 million compared with the fourth quarter of 2012. Both decreases reflect lower leasing gains and lower foreign currency remeasurement. The sequential decrease was also due to lower net gains on loans held-for-sale retained from a previously divested bank subsidiary as well as lower fixed income and equity trading revenue.

Net interest revenue decreased $58 million compared with the first quarter of 2012 and $75 million compared with the fourth quarter of 2012. Both decreases reflect higher internal crediting rates to the businesses for domestic deposits in the first quarter of 2013.

The provision for credit losses was a credit of $24 million in the first quarter of 2013. Approximately half of the credit was driven by a broad improvement in the credit quality of the loan portfolio and the other half related to a reduction in our qualitative allowance.

Noninterest expense (excluding M&I and restructuring charges) increased $19 million compared with the first quarter of 2012 and $44 million compared with the fourth quarter of 2012. The year-over-year increase resulted from the cost of generating certain tax credits as well as higher software and net occupancy expenses, partially offset by lower incentive expense. Sequentially, the increase primarily reflects higher incentive expense due to the acceleration of the vesting of long-term stock awards for retirement eligible employees as well as higher pension and net occupancy expenses.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2012 Annual Report, pages 34 and 35. This policy is also disclosed in the “Asset quality and allowance for credit loss” section of this Form 10-Q.
Fair value of financial instruments and derivatives	2012 Annual Report, pages 35 - 37.
OTTI	2012 Annual Report, page 37.
Goodwill and other intangibles	2012 Annual Report, pages 37 and 38.
Pension accounting	2012 Annual Report, pages 38 - 40.

23 BNY Mellon

Consolidated balance sheet review

At March 31, 2013, total assets were $356 billion compared with $359 billion at Dec. 31, 2012. Total assets averaged $334 billion in the first quarter of 2013 compared with $301 billion in the first quarter of 2012 and $336 billion in the fourth quarter of 2012. Fluctuations in the period-end and average total assets were primarily driven by the level of client deposits. Deposits totaled $240 billion at March 31, 2013, and $246 billion at Dec. 31, 2012. Total deposits averaged $218 billion in the first quarter of 2013, $192 billion in the first quarter of 2012 and $223 billion in the fourth quarter of 2012. At March 31, 2013, total interest-bearing deposits were 55% of total interest-earning assets compared with 52% at Dec. 31, 2012.

At March 31, 2013, we had $48 billion of liquid funds and $82 billion of cash (including $78 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $130 billion of available funds. This compares with available funds of $145 billion at Dec. 31, 2012. The decrease in available funds resulted from a lower level of client deposits and by the redeployment of funds on our balance sheet from interest-bearing deposits with the Federal Reserve and other central banks as we increased our investment in high-quality securities and the loan portfolio. Our percentage of available funds to total assets was 37% at March 31, 2013 compared with 40% at Dec. 31, 2012. Of the $48 billion in liquid funds held at March 31, 2013, $41 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 59 days. Of the $41 billion, $7 billion was placed with banks in the Eurozone.

Investment securities were $107 billion or 30% of total assets at March 31, 2013, compared with $101 billion or 28% of total assets at Dec. 31, 2012. The increase primarily reflects larger investments in agency RMBS and U.S. Treasury securities.

Trading assets were $12 billion at March 31, 2013 compared with $9 billion at Dec. 31, 2012. The increase in trading assets resulted from higher levels of securities inventory, principally U.S. Government, agency mortgage-backed and U.S. equities, as we expand our broker-dealer business.

Loans were $49 billion or 14% of total assets at March 31, 2013, compared with $47 billion or 13% of total assets at Dec. 31, 2012. The increase in loan levels primarily reflects higher loans to financial institutions.

Long-term debt increased to $19.9 billion at March 31, 2013 from $18.5 billion at Dec. 31, 2012. We issued $1.5 billion of senior debt in the first quarter of 2013 in anticipation of $1.6 billion of maturities in the remainder of 2013.

Total The Bank of New York Mellon Corporation’s shareholders’ equity was $35.7 billion at March 31, 2013 and $36.4 billion at Dec. 31, 2012. The decrease primarily reflects the net loss recorded in the first quarter of 2013, share repurchases and a slight decrease in the valuation of the investment securities portfolio.

Exposure in Ireland, Italy, Spain, Portugal and Greece

The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at March 31, 2013 and Dec. 31, 2012. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

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

At March 31, 2013 and at Dec. 31, 2012, BNY Mellon had exposure of less than $1 million in Portugal and no exposure in Greece. Additionally, BNY Mellon had no sovereign exposure to the countries disclosed below at either March 31, 2013 or Dec. 31, 2012.

BNY Mellon 24

Our exposure in Ireland is principally related to Irish domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

See “Risk management” in our 2012 Annual Report for additional information on how our exposures are managed.

Exposure in the tables below reflect the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at March 31, 2013
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$99	$160	$—	$259
Investment securities (primarily European Floating Rate Notes) (b)	160	120	—	280
Loans and leases (c)	208	2	4	214
Trading assets (d)	80	29	22	131
Total gross on-balance sheet exposure	547	311	26	884
Less:
Collateral	78	28	21	127
Guarantees	—	2	1	3
Total collateral and guarantees	78	30	22	130
Total net on-balance sheet exposure	$469	$281	$4	$754
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$107	$—	$—	$107
Letters of credit (f)	72	4	14	90
Total gross off-balance sheet exposure	179	4	14	197
Less:
Collateral	95	—	14	109
Total net off-balance sheet exposure	$84	$4	$—	$88
Total exposure:
Total gross on- and off-balance sheet exposure	$726	$315	$40	$1,081
Less: Total collateral and guarantees	173	30	36	239
Total net on- and off-balance sheet exposure	$553	$285	$4	$842

(a)	Interest-bearing deposits with banks represent a $99 million placement with an Irish subsidiary of a UK holding company and $160 million of nostro accounts related to our custody business.

(b)
Represents $252 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, of which 47% were investment grade, $25 million, fair value, of investment grade asset-backed CLOs located in Ireland, and $3 million, fair value, of money market fund investments located in Ireland.

(c)
Loans and leases include $139 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $68 million commercial lease to an Irish company, which was fully collateralized by U.S. Treasuries, a $1 million loan to a security company located in Ireland, a $3 million custody overdraft to financial institutions located in Spain and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days. The overdrafts in Spain have been repaid.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $80 million of receivables primarily due from Irish-domiciled investment funds and $51 million of receivables due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $10 million in Ireland, $28 million in Italy and $21 million in Spain.

(e)
Lending-related commitments include $102 million to an insurance company, collateralized by $27 million of marketable securities, and $5 million to an oil and gas company, fully collateralized by receivables.

(f)
Represents $70 million of letters of credit extended to an insurance company in Ireland, collateralized by $63 million of marketable securities, a $2 million letter of credit to an oil and gas company in Ireland, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

25 BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2012
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$101	$125	$—	$226
Investment securities (primarily European Floating Rate Notes) (b)	164	130	—	294
Loans and leases (c)	166	7	3	176
Trading assets (d)	48	39	15	102
Total gross on-balance sheet exposure	479	301	18	798
Less:
Collateral	74	38	6	118
Guarantees	—	2	1	3
Total collateral and guarantees	74	40	7	121
Total net on-balance sheet exposure	$405	$261	$11	$677
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$101	$—	$—	$101
Letters of credit (f)	74	4	14	92
Total gross off-balance sheet exposure	175	4	14	193
Less:
Collateral	91	—	14	105
Total net off-balance sheet exposure	$84	$4	$—	$88
Total exposure:
Total gross on- and off-balance sheet exposure	$654	$305	$32	$991
Less: Total collateral and guarantees	165	40	21	226
Total net on- and off-balance sheet exposure	$489	$265	$11	$765

(a)	Interest-bearing deposits with banks represent a $101 million placement with an Irish subsidiary of a UK holding company and $125 million of nostro accounts related to our custody business.

(b)
Represents $266 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, of which 49% were investment grade, $25 million, fair value, of investment grade asset-backed CLOs located in Ireland, and $3 million, fair value, of money market fund investments located in Ireland.

(c)
Loans and leases include $97 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $67 million commercial lease to an Irish company, which was fully collateralized by U.S. Treasuries, a $2 million loan to a security company located in Ireland, a $5 million overdraft to a financial institution located in Italy, a $2 million custody overdraft to financial institutions located in Spain and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days. The overdrafts in Italy and Spain have been repaid.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $48 million of receivables primarily due from Irish-domiciled investment funds and $54 million of receivables due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $7 million in Ireland, $38 million in Italy and $6 million in Spain.

(e)
Lending-related commitments include $100 million to an insurance company, collateralized by $25 million of marketable securities, and $1 million to an oil and gas company, fully collateralized by receivables.

(f)
Represents $72 million of letters of credit extended to an insurance company in Ireland, collateralized by $65 million of marketable securities, a $2 million letter of credit to an oil and gas company in Ireland, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

BNY Mellon 26

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

The following table shows the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	Dec. 31, 2012		1Q13 change in unrealized gain/(loss)	March 31, 2013			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
												BB+ and lower
	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$40,210		$(181)	$44,009	$44,804		102%	$795	100%	—%	—%	—%	—%
U.S. Treasury securities	18,890		47	19,686	20,073		102	387	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	9,304		10	9,975	10,103		101	128	100	—	—	—	—
Non-agency RMBS (c)	3,110		74	2,419	3,083		78	664	—	1	2	96	1
Non-agency RMBS	1,697		38	1,555	1,563		92	8	3	17	15	65	—
European floating rate notes (d)	4,137		22	3,780	3,681		97	(99)	75	20	—	5	—
Commercial MBS	2,838		(28)	2,633	2,748		104	115	88	10	2	—	—
State and political subdivisions	6,191		5	6,215	6,305		101	90	82	16	1	—	1
Foreign covered bonds (e)	3,718		(81)	3,349	3,390		101	41	100	—	—	—	—
Corporate bonds	1,585		(5)	1,517	1,572		104	55	21	71	8	—	—
CLO	1,206		9	1,371	1,382		101	11	100	—	—	—	—
U.S. Government agency debt	1,074		(4)	1,034	1,060		103	26	100	—	—	—	—
Consumer ABS	2,124		(2)	2,012	2,020		100	8	91	9	—	—	—
Other (f)	4,619		(28)	4,810	4,828		100	18	49	46	—	1	4
Total investment securities	$100,703	(g)	$(124)	$104,365	$106,612	(g)	102%	$2,247	89%	5%	1%	4%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to UK, Germany, Netherlands and France.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Germany.

(f)	Includes commercial paper of $2.2 billion and $2.2 billion, fair value, and money market funds of $2.2 billion and $2.5 billion, fair value, at Dec. 31, 2012 and March 31, 2013, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $305 million at Dec. 31, 2012 and $111 million at March 31, 2013.

The fair value of our investment securities portfolio was $106.6 billion at March 31, 2013 compared with $100.7 billion at Dec. 31, 2012. The increase in the fair value of the investment securities portfolio primarily reflects larger investments in agency RMBS and U.S. Treasury securities, partially offset by a decrease in the unrealized gain of our investment securities. In the first quarter of 2013, we received $183 million of paydowns and sold $141 million of sub-investment grade securities.

At March 31, 2013, the total investment securities portfolio had a net unrealized pre-tax gain of $2.2 billion compared with $2.4 billion at Dec. 31, 2012. The decline in the valuation of the investment securities portfolio was primarily driven by an increase in market interest rates and $48 million of net realized securities gains in the first quarter of 2013. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $1.2 billion at March 31, 2013, compared with $1.3 billion at Dec. 31, 2012.

At March 31, 2013 and Dec. 31, 2012, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

27 BNY Mellon

At March 31, 2013, we had $789 million of accretable discount related to the restructuring of the investment securities portfolio. These restructured securities had a remaining average life of approximately 5.6 years. The accretion of discount related to these securities increased net interest revenue and was recorded on a level yield basis. The discount accretion totaled $57 million in the first quarter of 2013, $80 million in the first quarter of 2012 and $60 million in fourth quarter of 2012.

Also, at March 31, 2013, we had $2.7 billion of net amortizable purchase premium relating to investment securities with a remaining average life of approximately 4.6 years. For these securities, the amortization of net premium decreased net interest revenue and was recorded on a level yield basis. We recorded net premium amortization of $140 million in the first quarter of 2013, $111 million in the first quarter of 2012 and $138 million in the fourth quarter of 2012.

The following table provides pre-tax securities gains (losses) by type.

Net securities gains (losses) (in millions)	1Q13	4Q12	1Q12
Foreign covered bonds	$8	$—	$—
Commercial MBS	8	—	—
European floating rate notes	4	(5)	(1)
Non-agency RMBS	4	(24)	(14)
Sovereign Debt	1	13	7
Agency RMBS	—	43	—
Corporate bonds	—	10	2
FDIC-insured debt	—	—	10
U.S. Treasury	(4)	1	38
Other	27	12	(2)
Total net securities gains	$48	$50	$40

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2013, this analysis resulted in $4 million of credit losses primarily on Alt-A, prime and subprime RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased by $1 million (pre-tax) or decreased by $1 million (pre-tax) at March 31, 2013. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At March 31, 2013, the investment securities portfolio included $34 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2013. The unrealized loss on these securities was $99 million at March 31, 2013, an improvement of $22 million compared with $121 million at Dec. 31, 2012.

European floating rate notes at March 31, 2013 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,830	$153	$1,983
Netherlands	1,235	51	1,286
Ireland	133	24	157
Italy	119	—	119
Australia	69	—	69
Germany	1	66	67
Total fair value	$3,387	$294	$3,681

(a)	75% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for the detail of securities by level in the fair value hierarchy.

BNY Mellon 28

Loans

Total exposure – consolidated	March 31, 2013			Dec. 31, 2012
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$13.8	$15.5	$29.3	$11.3	$15.7	$27.0
Commercial	1.5	18.7	20.2	1.4	18.3	19.7
Subtotal institutional	15.3	34.2	49.5	12.7	34.0	46.7
Wealth management loans and mortgages	9.0	1.8	10.8	8.9	1.7	10.6
Commercial real estate	1.9	2.0	3.9	1.7	1.9	3.6
Lease financings	2.3	—	2.3	2.4	—	2.4
Other residential mortgages	1.6	—	1.6	1.6	—	1.6
Overdrafts	5.3	—	5.3	5.3	—	5.3
Other	0.6	—	0.6	0.6	0.2	0.8
Subtotal non-margin loans	36.0	38.0	74.0	33.2	37.8	71.0
Margin loans	13.2	0.8	14.0	13.4	0.9	14.3
Total	$49.2	$38.8	$88.0	$46.6	$38.7	$85.3

At March 31, 2013, total exposures were $88.0 billion, an increase of 3% from $85.3 billion at Dec. 31, 2012. The increase in total exposure primarily reflects higher loans in the financial institutions portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios make up 56% of our total lending exposure. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2013					Dec. 31, 2012
	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$8.6	$1.9	$10.5	86%	93%	$5.6	$2.0	$7.6
Securities industry	3.6	1.9	5.5	95	94	4.2	2.1	6.3
Asset managers	1.3	3.5	4.8	99	71	1.1	3.8	4.9
Insurance	0.2	4.1	4.3	97	26	0.1	4.3	4.4
Government	—	3.0	3.0	97	26	—	2.1	2.1
Other	0.1	1.1	1.2	96	49	0.3	1.4	1.7
Total	$13.8	$15.5	$29.3	93%	71%	$11.3	$15.7	$27.0

The financial institutions portfolio exposure was $29.3 billion at March 31, 2013 compared with $27.0 billion at Dec. 31, 2012. The increase primarily reflects higher exposure to banks, driven by a higher level of trade finance loans.

Financial institution exposures are high quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2013. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 71% expire within one year, and 40% expire within 90 days. In addition, 38% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the

29 BNY Mellon

counterparty resides regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance and U.S. dollar-clearing businesses. These exposures are predominately to investment grade counterparties and are short term in nature.

The asset manager portfolio exposures are high- quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2013. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is shown in the following table.

Commercial portfolio exposure	March 31, 2013					Dec. 31, 2012
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.5	$5.9	$6.4	91%	16%	$0.5	$5.6	$6.1
Energy and utilities	0.6	5.8	6.4	98	7	0.5	5.5	6.0
Manufacturing	0.3	5.5	5.8	93	12	0.3	5.6	5.9
Media and telecom	0.1	1.5	1.6	90	3	0.1	1.6	1.7
Total	$1.5	$18.7	$20.2	94%	11%	$1.4	$18.3	$19.7

The commercial portfolio exposure increased 3% to $20.2 billion at March 31, 2013, from $19.7 billion at Dec. 31, 2012, primarily reflecting an increase in exposure to the energy and utilities and the services and other portfolios.

Our goal is to maintain a predominantly investment grade portfolio. The table below summarizes the percent of the financial institutions and commercial exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013
Financial institutions	92%	92%	93%	93%	93%
Commercial	92%	93%	93%	93%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at March 31, 2013.

Wealth management loans and mortgages

Our Wealth management exposure was $10.8 billion at March 31, 2013 compared with $10.6 billion at

Dec. 31, 2012. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 63% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2013.

At March 31, 2013, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York - 22%; California - 20%; Massachusetts - 16%; Florida - 8%; and other - 34%.

Commercial real estate

Our commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities include both construction facilities and medium-term loans. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flow, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in most instances, involve some level of recourse to the developer. Our commercial real estate exposure

BNY Mellon 30

totaled $3.9 billion at March 31, 2013 compared with $3.6 billion at Dec. 31, 2012.

At March 31, 2013, 58% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type, with 54% secured by residential buildings, 15% secured by office buildings, 12% secured by retail properties, and 19% secured by other categories. Approximately 98% of the unsecured portfolio is allocated to investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At March 31, 2013, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 46%; investment grade REITs - 41%; and other - 13%.

Lease financings

The leasing portfolio exposure totaled $2.3 billion and included $185 million of airline exposures at March 31, 2013, compared with $2.4 billion of leasing exposures, including $191 million of airline exposures, at Dec. 31, 2012. At March 31, 2013, approximately 85% of the leasing exposure was investment grade.

At March 31, 2013, the $2.1 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At March 31, 2013, our $185 million of exposure to the airline industry consisted of $68 million to major U.S. carriers, $99 million to foreign airlines and $18 million to U.S. regional airlines.

Despite the significant improvement in revenues and yields that the U.S domestic airline industry achieved, high fuel prices pose a significant challenge for these carriers. Combined with their high fixed cost operating models, extremely high debt levels and sensitivity to economic cycles, the domestic airlines remain vulnerable. Accordingly, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,570 million at March 31, 2013, compared with $1,632 million at Dec. 31, 2012. Included in this portfolio at March 31, 2013 are $480 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination and 23% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

To determine the projected loss on the prime and Alt-A mortgage portfolio, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At March 31, 2013, we had $12 million in subprime mortgages included in the other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily included loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities, as well as bankers’ acceptances.

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $5.1 billion of loans at both March 31, 2013 and Dec. 31,

31 BNY Mellon

2012 related to a term loan program that offers fully collateralized loans to broker-dealers.

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Margin loans	$13,242	$13,397	$13,144
Non-margin loans	35,982	33,232	29,884
Total loans	$49,224	$46,629	$43,028
Beginning balance of allowance for credit losses	$387	$456	$497
Provision for credit losses	(24)	(61)	5
Net (charge-offs):
Other residential mortgages	(3)	(3)	(8)
Commercial	(2)	—	—
Financial institutions	—	(5)	—
Net (charge-offs)	(5)	(8)	(8)
Ending balance of allowance for credit losses	$358	$387	$494
Allowance for loan losses	$237	$266	$386
Allowance for lending-related commitments	121	121	108
Allowance for loan losses as a percentage of total loans	0.48%	0.57%	0.90%
Allowance for loan losses as a percentage of non-margin loans	0.66%	0.80%	1.29%
Total allowance for credit losses as a percentage of total loans	0.73%	0.83%	1.15%
Total allowance for credit losses as a percentage of non-margin loans	0.99%	1.16%	1.65%

Net charge-offs were $5 million in the first quarter of 2013 and $8 million in both the first quarter of 2012 and fourth quarter of 2012. Net charge-offs in these periods primarily reflect charge-offs in the other residential mortgage portfolio. Net charge-offs in the fourth quarter of 2012 also included $5 million in the financial institutions portfolio.

The provision for credit losses was a credit of $24 million in the first quarter of 2013. Approximately half of this credit was driven by a broad improvement in the credit quality of the loan portfolio and half related to a reduction in our qualitative allowance. The provision for credit losses was $5 million in the first quarter of 2012 and a credit of $61 million in the fourth quarter of 2012. We anticipate the provision for credit losses to be approximately zero in the second quarter of 2013.

Given the continuing improvement in housing prices, the improved demand in major U.S. housing markets, and the improvement in the majority of the internal and environmental risk factors tracked in our qualitative framework, management concluded a reduction in the qualitative allowance in the first quarter of 2013 was appropriate. Management believes our quantitative allowance and reduced level of qualitative allowance adequately reflects incurred losses associated with the aggregate risk at this stage of the economic recovery.

The total allowance for credit losses was $358 million at March 31, 2013 and $387 million at Dec. 31, 2012. The decrease in the allowance for credit losses was primarily driven by the factors mentioned above.

The ratio of the total allowance for credit losses to non-margin loans was 0.99% at March 31, 2013, 1.16% at Dec. 31, 2012 and 1.65% at March 31, 2012. The ratio of the allowance for loan losses to non-margin loans was 0.66% at March 31, 2013 compared with 0.80% at Dec. 31, 2012 and 1.29% at March 31, 2012. The lower ratios at March 31, 2013 compared with both prior periods primarily reflect the decrease in the allowance for credit losses driven by the broad improvement in the credit quality of the loan portfolio.

BNY Mellon 32

We had $13.2 billion of secured margin loans on our balance sheet at March 31, 2013 compared with $13.4 billion at Dec. 31, 2012 and $13.1 billion at March 31, 2012. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses to non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of probable losses inherent in our credit portfolio. This evaluation is subject to numerous estimates and judgments.

We utilize a quantitative methodology and qualitative framework for determining the allowance for loan losses and the allowance for lending-related commitments. Within this qualitative framework, management applies judgment when assessing internal risk factors and environmental factors to compute an additional allowance for each component of the loan portfolio.

The three elements of the allowance for loan losses and the allowance for lending-related commitments include the qualitative allowance framework. The three elements are:

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

The second element, higher risk-rated credits and pass-rated credits, is based on our probable loss model. All borrowers are assigned to pools based on their internal credit rating. The probable loss inherent in each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation. The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third-party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly. All loans over $1 million are individually analyzed before being assigned a credit rating.

The third element, the allowance for residential mortgage loans, is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure. Each of these delinquency periods is assigned a probability of default. A specific loss given default is assigned for each mortgage pool. All residential mortgage pools, except home equity lines of credit, are assigned a probability of default and loss given default based on five years of default and loss data derived from our residential mortgage portfolio. For each pool, the inherent loss is calculated using the above factors. The resulting probable loss factor (the probability of default multiplied by the loss given default) is applied against the loan balance to determine the allowance held for each pool. For home equity lines of credit, probability of default and loss given default are based on external data from third party databases due to the small size of the portfolio and insufficient internal data.

The qualitative framework is used to determine an additional allowance for each portfolio based on the factors below:

Internal risk factors:

•	Nonperforming loans to total non-margin loans;

•	Criticized assets to total loans and lending-related commitments;

•	Ratings volatility;

•	Borrower concentration; and

•	Significant concentration in high risk industries.

Environmental risk factors:

•	U.S. non-investment grade default rate;

•	Unemployment rate; and

•	Change in real GDP (quarter over quarter).

33 BNY Mellon

The objective of the qualitative framework is to capture incurred losses that may not have been fully captured in the quantitative reserve, which is based primarily on historical data. Management determines the qualitative allowance each period based on judgment informed by consideration of internal and external risk factors. Once determined in the aggregate, our qualitative allowance is then allocated to each of our loan classes based on the respective classes’ quantitative allowance balances with the allocations adjusted, when necessary, for class specific risk factors.

For each risk factor, we calculate the minimum and maximum values, and percentiles in-between, to evaluate the distribution of our historical experience. The distribution of historical experience is compared to the risk factor’s current quarter observed experience to assess the current risk inherent in the portfolio and overall direction/trend of a risk factor relative to our historical experience.

Based on this analysis, we assign a risk level – no impact, low, moderate, high and elevated – to each risk factor for the current quarter. Management assesses the impact of each risk factor to determine an aggregate risk level. We do not quantify the impact of any particular risk factor. Management’s assessment of the risk factors, as well as the trend in the quantitative allowance, supports management’s judgment for the overall required qualitative allowance. A smaller qualitative allowance may be required when our quantitative allowance has reflected incurred losses associated with the aggregate risk level. A greater qualitative allowance may be required if our quantitative allowance does not yet reflect the incurred losses associated with the aggregate risk level.

Our consideration of these factors has remained consistent for the quarter ended March 31, 2013. As discussed above, the improvements in the U.S. housing market, as well as internal and environmental risk factors, resulted in a $12 million decrease in the qualitative allowance from Dec. 31, 2012 to March 31, 2013.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” on pages 34 and 35 in our 2012 Annual Report, we have allocated our allowance for credit losses as follows:

Allocation of allowance	March 31, 2013	Dec. 31, 2012	March 31, 2012
Commercial	27%	27%	20%
Other residential mortgages	23	23	33
Foreign	13	12	10
Lease financing	11	13	12
Financial institutions	9	9	11
Commercial real estate	9	8	7
Wealth management (a)	8	8	7
Total	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If such credit were rated one grade better, the allowance would have decreased by $53 million, while if each credit were rated one grade worse, the allowance would have increased by $85 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $52 million, while if the loss given default were one rating better, the allowance would have decreased by $39 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

BNY Mellon 34

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	March 31, 2013	Dec. 31, 2012
Nonperforming loans:
Other residential mortgages	$148	$158
Wealth management loans and mortgages	30	30
Commercial	24	27
Commercial real estate	17	18
Foreign loans	9	9
Financial institutions	3	3
Total nonperforming loans	231	245
Other assets owned	3	4
Total nonperforming assets (a)	$234	$249
Nonperforming assets ratio	0.48%	0.53%
Nonperforming assets ratio, excluding margin loans	0.7%	0.7%
Allowance for loan losses/nonperforming loans	102.6%	108.6%
Allowance for loan losses/nonperforming assets	101.3%	106.8%
Total allowance for credit losses/nonperforming loans	155.0%	158.0%
Total allowance for credit losses/nonperforming assets	153.0%	155.4%

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $161 million at March 31, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets activity (in millions)	March 31, 2013	Dec. 31, 2012
Balance at beginning of period	$249	$274
Additions	12	12
Return to accrual status	(11)	(16)
Charge-offs	(3)	(3)
Paydowns/sales	(12)	(16)
Transferred to other real estate owned	(1)	(2)
Balance at end of period	$234	$249

Nonperforming assets were $234 million at March 31, 2013, a decrease of $15 million compared with $249 million at Dec. 31, 2012. The decrease primarily resulted from activity in the other residential mortgage loan portfolio consisting of the return to accrual status of $11 million, sales of $6 million and charge-offs of $3 million, partially offset by additions of $12 million. Additionally, there were $3 million of repayments in the commercial loan portfolio.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $239.7 billion at March 31, 2013, a decrease of 3% compared with $246.1 billion at Dec. 31, 2012. The decrease in deposits reflects lower levels of non-interest bearing deposits resulting from lower client deposits in our Investment Services business.

Noninterest-bearing deposits were $80.9 billion at March 31, 2013 compared with $93.0 billion at Dec. 31, 2012. Interest-bearing deposits were $158.8 billion at March 31, 2013 compared with $153.1 billion at Dec. 31, 2012.

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

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

35 BNY Mellon

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollar amounts in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Maximum daily balance during the quarter	$22,123	$19,971	$15,636
Average daily balance	$9,187	$10,158	$8,584
Weighted-average rate during the quarter	(0.12)%	0.07%	(0.02)%
Ending balance	$8,602	$7,427	$8,285
Weighted-average rate at period end	(0.19)%	(0.02)%	(0.03)%

Federal funds purchased and securities sold under repurchase agreements were $8.6 billion at March 31, 2013 compared with $7.4 billion at Dec. 31, 2012 and $8.3 billion at March 31, 2012. The maximum daily balance in first quarter of 2013 was $22.1 billion compared with $20.0 billion in the fourth quarter of 2012 and $15.6 billion in the first quarter of 2012. The increase in both the month end balance and maximum daily balance during the quarter compared with prior periods resulted from attractive overnight borrowing opportunities. The weighted average rate in the first quarter of 2013 and at March 31, 2013 reflects revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollar amounts in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Maximum daily balance during the quarter	$16,027	$16,476	$14,176
Average daily balance (a)	$15,026	$14,275	$13,123
Weighted-average rate during the quarter	0.09%	0.09%	0.11%
Ending balance	$14,986	$16,095	$12,959
Weighted-average rate at period end	0.10%	0.10%	0.12%

(a)
The weighted average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $9,019 million in the first quarter of 2013, $8,532 million in the fourth quarter of 2012 and $7,555 million in the first quarter of 2012.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $15.0 billion at March 31, 2013,

$16.1 billion at Dec. 31, 2012 and $13.0 billion at March 31, 2012. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Maximum daily balance during the quarter	$1,428	$2,358	$1,126
Average daily balance	$245	$805	$67
Weighted-average rate during the quarter	0.09%	0.12%	0.08%
Ending balance	$78	$338	$1,070
Weighted-average rate at period end	0.03%	0.10%	0.11%

Commercial paper outstanding was $78 million at March 31, 2013 compared with $338 million at Dec. 31, 2012, and $1.1 billion at March 31, 2012. Average commercial paper outstanding was $245 million in the first quarter of 2013, $805 million in the fourth quarter of 2012 and $67 million in the first quarter of 2012. The maximum daily balance in the first quarter of 2013 was $1.4 billion compared with $2.4 billion in the fourth quarter of 2012 and $1.1 billion in the first quarter of 2012. Fluctuations between periods were a result of Parent funding requirements. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Maximum daily balance during the quarter	$2,514	$2,072	$5,506
Average daily balance	$1,152	$1,064	$2,512
Weighted-average rate during the quarter	0.90%	1.45%	0.79%
Ending balance	$789	$1,380	$2,062
Weighted-average rate at period end	1.37%	1.89%	1.13%

Other borrowed funds primarily include borrowings under lines of credit by our Pershing subsidiaries and overdrafts of sub-custodian account balances in our Investment Services businesses. Overdrafts in

BNY Mellon 36

these accounts typically relate to timing differences for settlements. Other borrowed funds were $789 million at March 31, 2013 compared with $1.4 billion at Dec. 31, 2012 and $2.1 billion at March 31, 2012. Other borrowed funds averaged $1.2 billion in the first quarter of 2013, $1.1 billion in the fourth quarter of 2012 and $2.5 billion in the first quarter of 2012. The maximum daily balance in the first quarter of 2013 was $2.5 billion compared with $2.1 billion in the fourth quarter of 2012 and $5.5 billion in the first quarter of 2012. The decreases compared with the first quarter of 2012 reflect a change in the source of funding for our Pershing subsidiaries.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, especially during periods of market stress. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or financial conditions. Liquidity risk can arise from cash flow mismatches, market constraints from inability to convert assets to cash, inability to raise cash in the markets, deposit run-off, or contingent liquidity events.

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2012 Annual Report.

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

When monitoring liquidity, we evaluate multiple metrics to ensure ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, liquid assets, unencumbered collateral, funding sources and balance sheet liquidity ratios. We monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earnings assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these ratios exceeded our minimum guidelines at March 31, 2013.

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

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The lower level of available funds at March 31, 2013 compared with Dec. 31, 2012 resulted from a lower level of client deposits and by the redeployment of funds on our

37 BNY Mellon

balance sheet from interest-bearing deposits with the Federal Reserve and other central banks as we increased the level of our investment securities and our loan portfolio.

Available and liquid funds	March 31, 2013	Dec. 31, 2012	Average
(in millions)			1Q13	4Q12	1Q12
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$40,888	$43,910	$40,967	$41,018	$35,095
Federal funds sold and securities purchased under resale agreements	7,004	6,593	7,478	5,984	5,174
Total liquid funds	47,892	50,503	48,445	47,002	40,269
Cash and due from banks	4,440	4,727	4,534	4,284	4,271
Interest-bearing deposits with the Federal Reserve and other central banks	78,125	90,110	63,240	71,794	63,526
Total available funds	$130,457	$145,340	$116,219	$123,080	$108,066
Total available funds as a percentage of total assets	37%	40%	35%	37%	36%

On an average basis for the first quarter of 2013 and the first quarter of 2012, non-core sources of funds such as money market rate accounts, certificates of deposit greater than $100,000, federal funds purchased, trading liabilities and other borrowings were $21.9 billion and $16.8 billion, respectively. The increase primarily reflects higher levels of money market rate accounts. Average foreign deposits, primarily from our European-based Investment Services business, were $99.0 billion in the first quarter of 2013 compared with $86.7 billion in the first quarter of 2012. The increase primarily reflects growth in client deposits. Domestic savings and time deposits averaged $39.9 billion in the first quarter of 2013 compared with $34.3 billion in the first quarter of 2012. The increase primarily reflects higher time deposits. Deposit volumes could be impacted by proposed money market fund reform.

Average payables to customers and broker-dealers were $9.0 billion in the first quarter of 2013 and $7.6 billion in the first quarter of 2012. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $18.9 billion in the first quarter of 2013 and $20.5 billion in the first quarter of 2012. The decrease in average long-term debt was driven by planned capital actions and anticipated maturities. Average noninterest-bearing deposits increased to $70.3 billion in the first quarter of 2013 from $66.6 billion in the first quarter of 2012 reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the long-term debt and equity markets.

Subsequent to March 31, 2013, our bank subsidiaries could declare dividends to the Parent of approximately $2.0 billion, without the need for a regulatory waiver. In addition, at March 31, 2013, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

In the first quarter of 2013, BNY Mellon paid a quarterly cash dividend of $0.13 per common share. In April 2013, BNY Mellon announced a 15% increase in the quarterly common stock dividend, from $0.13 to $0.15 per share beginning in the second quarter of 2013. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 20 of the Notes to Consolidated Financial Statements, both contained in our 2012 Annual Report.

The Parent’s average commercial paper borrowings were $245 million in the first quarter of 2013 compared with $67 million in the first quarter of

BNY Mellon 38

2012. The Parent had cash of $5.7 billion at March 31, 2013, compared with $4.0 billion at Dec. 31, 2012. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $78 million at March 31, 2013 and $338 million at Dec. 31, 2012. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2013, increased by $2.0 billion compared with Dec. 31, 2012, primarily reflecting the issuance of senior debt.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the first quarter of 2013, we repurchased 7.8 million common shares in the open market, at an average price of $27.21 per share, for a total of $211 million.

The Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2013, the Parent was in compliance with its liquidity policy.

In addition to our other funding sources, we also have the ability to access the capital markets. In June 2010, we filed shelf registration statements on Form S-3 with the SEC covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration statements will expire in June 2013, at which time we plan to file new shelf registration statements.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2013, were as follows:

Credit ratings at March 31, 2013
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	Aa3	A+	AA-		AA (low)
Subordinated debt	A1	A	A+		A (high)
Trust-preferred securities	A2	BBB	BBB+		A (high)
Short-term debt	P1	A-1	F1+		R-1 (middle)
Outlook - Parent:	Negative	Negative	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa1	AA-	AA-		AA
Long-term deposits	Aa1	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa1	AA-	AA-	(a)	AA
Long-term deposits	Aa1	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	Stable	Negative	Stable		Stable

(a)	Represents senior debt issuer default rating.

As a result of Moody’s and S&P’s government support assumptions on U.S. financial institutions, the Parent’s Moody’s and S&P ratings benefit from one notch of “lift”.  Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s and one notch of “lift” from S&P.

Long-term debt increased to $19.9 billion at March 31, 2013 from $18.5 billion at Dec. 31, 2012. In the first quarter of 2013, the Parent issued $1.5 billion of senior debt in anticipation of $1.6 billion of the Parent’s long-term debt that will mature in the remainder of 2013. Additionally, the Parent called $43 million of subordinated debt, and has the option to call $64 million of subordinated debt in the remainder of 2013, which it may call and refinance if market conditions are favorable.

The following table presents the long-term debt issued by the Parent in the first quarter of 2013.

Debt issuances	Quarter ended
(in millions)	March 31, 2013
Senior medium-term notes:
1.35% senior medium-term notes due 2018	$600
0.7% senior medium-term notes due 2016	300
3-month LIBOR + 23 bps senior medium term notes due 2016	300
3-month LIBOR + 44 bps senior medium term notes due 2018	300
Total debt issuances	$1,500
bps - basis points.

39 BNY Mellon

At March 31, 2013, we had $603 million of trust preferred securities outstanding that qualify as Tier 1 capital, including $300 million that are currently callable. Any decision to take action with respect to the remaining trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”).

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which included our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 110.1% at March 31, 2013 and 109.9% at Dec. 31, 2012. The slight increase in the ratio primarily reflects a decline in the Company’s consolidated equity. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $750 million extended by 17 financial institutions matured in March 2013. There were no borrowings against this line in the first quarter of 2013. In March 2013, we executed a new committed line of credit of $750 million extended by 16 financial institutions that matures in March 2014. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. Average daily borrowing under these lines was $10 million, in aggregate, in the first quarter of 2013. See “Liquidity and dividends” in our 2012 Annual Report for a description of the convenants required to be maintained by the Parent for the committed lines of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $81 million, in aggregate, in the first quarter of 2013.

Statement of cash flows

Cash used for operating activities was $2.7 billion for the three months ended March 31, 2013 compared with cash provided by operating activities of $114 million for the three months ended March 31, 2012. In the first three months of 2013, cash flows from operations were principally the result of changes in trading activities and the net loss in the first quarter of 2013. In the first three months of 2012, cash flows from operations were principally the result of earnings and changes in trading activities, primarily offset by changes in accruals and other balances.

In the three months ended March 31, 2013, cash provided by investing activities was $7.3 billion compared with $24.4 billion in the three months ended March 31, 2012. In the first three months of both 2013 and 2012, decreases in interest-bearing deposits with the Federal Reserve and other central banks, interest-bearing deposits with banks, as well as sales, paydowns and maturities of securities, partially offset by purchases of securities, were significant sources of funds.

In the three months ended March 31, 2013, cash used for financing activities was $4.8 billion compared with $24.4 billion for the three months ended March 31, 2012. In the first three months of both 2013 and 2012, a decrease in deposits, partially offset by an increase in federal funds purchased and securities sold under repurchase agreements and proceeds from the issuance of long-term debt were significant uses of funds.

BNY Mellon 40

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Average common equity to average assets	10.5%	10.4%	11.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio	10.0%	10.1%	11.3%
BNY Mellon common shareholders’ equity to total assets ratio	9.7%	9.9%	11.3%
Tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	5.9%	6.4%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$35,690	$36,431	$34,000
Total BNY Mellon common shareholders’ equity – GAAP	$34,622	$35,363	$34,000
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$14,469	$14,919	$13,326
Book value per common share – GAAP	$29.83	$30.39	$28.51
Tangible book value per common share – Non-GAAP (a)	$12.47	$12.82	$11.17
Closing common stock price per share	$27.99	$25.70	$24.13
Market capitalization	$32,487	$29,902	$28,780
Common shares outstanding	1,160,647	1,163,490	1,192,716

Cash dividends per common share	$0.13	$0.13	$0.13
Common dividend payout ratio	N/M	25%	25%
Common dividend yield (annualized)	1.9%	2.0%	2.2%

(a)	See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 48 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity decreased compared with Dec. 31, 2012. The decrease primarily reflects the net loss recorded in the first quarter of 2013, share repurchases and a slight decrease in the value of our investment securities portfolio.

During the first quarter of 2013, we repurchased 9.2 million common shares for a total of $252 million.
In the first quarter of 2013, we generated $193 million of capital through the exercise of stock options and awards and employee benefit plan contributions.

From April 1, 2013 through May 8, 2013, we repurchased 11.0 million common shares in the open market, at an average price of $27.64 per common share for a total of $304 million.

In March 2013, BNY Mellon received confirmation that the Federal Reserve did not object to our 2013 comprehensive capital plan. The board of directors subsequently approved the repurchase of up to $1.35 billion worth of common shares, or up to approximately $335 million per quarter in 2013, including both open market purchases and employee benefit plan repurchases. The board-authorized share repurchase amount increased 16% from the prior year’s authorization. The board also approved a 15% increase in the quarterly common stock dividend to $0.15 per share beginning in the second quarter of 2013.

The unrealized net of tax gain on our available-for-sale investment securities portfolio recorded in accumulated other comprehensive income was $1.2 billion at March 31, 2013 compared with $1.3 billion at Dec. 31, 2012. The decrease in the valuation of the investment securities portfolio was driven by an increase in market interest rates and $48 million of net realized securities gains in the first quarter of 2013.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of March 31, 2013 and Dec. 31, 2012, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Basel I Total and Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Basel I Tier 1 capital to quarterly average assets as defined for regulatory purposes).

41 BNY Mellon

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios	Well capitalized	Adequately capitalized		March 31,	Dec. 31,	March 31,
				2013	2012	2012
Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A		9.4%	9.8%	N/A

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A		12.2%	13.5%	13.9%
Tier 1 capital	6%	N/A		13.6%	15.0%	15.6%
Total capital	10%	N/A		14.7%	16.3%	17.5%
Leverage – guideline	5%	N/A		5.2%	5.3%	5.6%

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%		13.0%	14.0%	14.8%
Total capital	10%	8%		13.6%	14.6%	18.0%
Leverage	5%	3%-4%	(d)	5.2%	5.4%	5.7%

(a)
The Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) require the Tier 1 common equity ratio to be the lower of the ratio as calculated under the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. At Dec. 31, 2012, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. The estimated Basel III Tier 1 common equity ratio of 7.6% at March 31, 2012 was based on prior Basel III guidance and the proposed market risk rule.

(b)	See “Supplemental Information - Explanation of Non-GAAP financial measures” beginning on page 48 for a calculation of this ratio.

(c)
When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”. Includes full capital credit for certain capital instruments outstanding at March 31, 2013, because implementing regulations with respect to the Collins amendment to the Dodd-Frank Act have not been adopted.

(d)	The minimum leverage ratio for state member banks is 3% or 4%, depending on factors specified in regulations.
N/A - Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

Our estimated Basel III Tier 1 common equity ratio
was 9.4% at March 31, 2013 compared with 9.8% at Dec. 31, 2012. The decrease primarily resulted from the net loss recorded in the first quarter of 2013.

At March 31, 2013, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the “well capitalized” guidelines are as follows.

Capital above guidelines at March 31, 2013 (in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$9,056	$6,951
Total capital	5,565	3,543
Leverage	545	507

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2012 Annual Report in “Supervision and Regulation-Regulated Entities of BNY Mellon” and “Risk Factors-Operational and Business Risk-

Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our business and financial condition.”

Capital ratios vary depending on the size of the balance sheet at quarter-end and the level and types of investments. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

In the first quarter of 2013, net Basel I Tier 1 common equity decreased $455 million, primarily driven by the net loss recorded in the first quarter of 2013 and share repurchases.

BNY Mellon 42

Basel I Tier 1 common equity generation	Quarter ended
(in millions)	March 31, 2013	Dec. 31, 2012
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$(266)	$622
Add: Amortization of intangible assets, net of tax	56	65
Gross Basel I Tier 1 common equity generated	(210)	687
Less capital deployed:
Dividends	153	154
Common stock repurchased	211	170
Goodwill and intangible assets related to acquisitions	—	93
Total capital deployed	364	417
Add: Other	119	145
Net Basel I Tier 1 common equity (deployed) generated	$(455)	$415

Our Basel I Tier 1 capital ratio was 13.6% at March 31, 2013 compared with 15.0% at Dec. 31, 2012. The decrease in the Basel I Tier 1 capital ratio primarily reflects the net loss recorded in the first quarter of 2013, as well as higher risk-weighted assets driven by the required implementation of the Basel II.5 - final market risk rule and a change in asset mix.

In the first quarter of 2013, BNY Mellon was required to implement the Basel II.5 - final market risk rule. Implementation of these rules resulted in an approximately 35-40 basis points decrease to the consolidated Basel I Tier 1 common equity to risk-weighted assets ratio, the consolidated Basel I Tier 1 capital ratio and the consolidated Basel I Total capital ratio. Additionally, these amended market risk rules require us to make publicly available certain quantitative and other disclosures at least quarterly, commencing with the quarterly period ended March 31, 2013. These disclosures will be posted on our website as described below under “Website information.”

Our Basel I Tier 1 leverage ratio was 5.2% at March 31, 2013 compared with 5.3% at Dec. 31, 2012. The leverage ratio of The Bank of New York Mellon was 5.2% at March 31, 2013 compared with

5.4% at Dec. 31, 2012. The decreases in both of the leverage ratios primarily resulted from the net loss recorded in the first quarter of 2013.
The Tier 1 capital, total capital and leverage capital ratios for The Bank of New York Mellon decreased at March 31, 2013 compared with Dec. 31, 2012. The decreases in these ratios primarily reflect the net loss recorded in the first quarter of 2013. Higher risk-weighted assets driven by the required implementation of the Basel II.5 - final market risk rule and a change in asset mix also contributed to the decrease in the Tier 1 and total capital ratios.

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at March 31, 2013.

Potential impact to capital ratios as of March 31, 2013
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets (a)
Basel I:
Tier 1 capital	8	bps	11	bps
Total capital	8		12
Leverage	3		2
Basel III:
Estimated Tier 1 common equity ratio	7	bps	6	bps

(a)	Quarterly average assets determined under Basel I regulatory guidelines.

Our tangible BNY Mellon shareholders’ equity to tangible assets of operations ratio was 5.9% at March 31, 2013 compared with 6.4% at Dec. 31, 2012. The decrease in the ratio was driven by the net loss recorded in the first quarter of 2013.

At March 31, 2013, we had $603 million of trust preferred securities outstanding that qualify as Tier 1 capital, including $300 million that are currently callable. Any decision to take action with respect to the remaining trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Dodd-Frank Act.

43 BNY Mellon

The following tables present the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at March 31, 2013, Dec. 31, 2012 and March 31, 2012, respectively.

Components of Basel I Tier 1 and total risk-based capital (a)	March 31,	Dec. 31,	March 31,
(in millions)	2013	2012	2012
Tier 1 capital:
Common shareholders’ equity	$34,622	$35,363	$34,000
Preferred stock	1,068	1,068	—
Trust preferred securities	603	623	1,669
Adjustments for:
Goodwill and other intangibles (b)	(20,153)	(20,445)	(20,674)
Pensions/cash flow hedges	1,410	1,454	1,397
Securities valuation allowance	(1,314)	(1,350)	(663)
Merchant banking investments	(17)	(19)	(34)
Total Tier 1 capital	16,219	16,694	15,695
Tier 2 capital:
Qualifying unrealized gains on equity securities	4	2	2
Qualifying subordinated debt	922	1,058	1,414
Qualifying allowance for credit losses	358	386	494
Total Tier 2 capital	1,284	1,446	1,910
Total risk-based capital	$17,503	$18,140	$17,605
Total risk-weighted assets	$119,382	$111,180	$100,763
Average assets for leverage capital purposes	$313,482	$315,273	$281,281

(a)	On a regulatory basis as determined under Basel I guidelines.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,293 million at March 31, 2013, $1,310 million at Dec. 31, 2012 and $1,428 million at March 31, 2012 and deferred tax liabilities associated with tax deductible goodwill of $1,170 million at March 31, 2013, $1,130 million at Dec. 31, 2012 and $972 million at March 31, 2012.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VaR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. The calculation of our VaR used by management and presented below, assumes a one-day holding period, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	1st Quarter 2013			March 31, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.3	$8.6	$14.8	$12.4
Foreign exchange	1.0	0.5	2.0	0.9
Equity	1.9	1.1	3.9	3.1
Diversification	(2.6)	N/M	N/M	(3.4)
Overall portfolio	$11.6	$8.8	$14.8	$13.0

VaR (a)	4th Quarter 2012			Dec. 31, 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$11.4	$7.8	$14.1	$10.7
Foreign exchange	0.8	0.2	1.8	0.7
Equity	2.1	1.4	3.2	1.8
Diversification	(2.6)	N/M	N/M	(2.7)
Overall portfolio	$11.7	$7.9	$14.9	$10.5

BNY Mellon 44

VaR (a)	1st Quarter 2012			March 31, 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$9.7	$6.0	$13.0	$8.2
Foreign exchange	3.3	1.8	4.8	3.1
Equity	2.3	1.4	3.4	2.1
Diversification	(4.4)	N/M	N/M	(4.4)
Overall portfolio	$10.9	$6.8	$14.8	$9.0

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

The interest rate component of VaR represents instruments whose values predominantly vary with the level or volatility of interest rates. These instruments include, but are not limited to: debt securities, mortgage-backed securities, swaps, swaptions, forward rate agreements, exchange traded futures and options, and other interest rate derivative products.

The foreign exchange component of VaR represents instruments whose values predominantly vary with the level or volatility of currency exchange rates or interest rates. These instruments include, but are not limited to: currency balances, spot and forward transactions, currency options, and exchange traded futures and options, and other currency derivative products.

The equity component of VaR is comprised of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to: common stock, exchange traded funds, American Depositary Receipts, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2013, interest rate risk generated 80% of average VaR, equity risk generated 13% of average VaR and foreign exchange risk accounted for 7% of average VaR. During the first quarter of 2013, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters.

Distribution of trading revenues (losses) (a)
(dollar amounts in millions)	Quarter ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013
Revenue range:	Number of days
Less than $(2.5)	—	—	—	1	—
$(2.5) - $0	1	4	2	—	4
$0 - $2.5	25	25	35	41	24
$2.5 - $5.0	32	29	23	20	32
More than $5.0	4	6	3	—	1

(a)	Distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge.

Foreign exchange and other trading

Foreign exchange and other trading revenue totaled $161 million in the first quarter of 2013, $191 million in the first quarter of 2012 and $139 million in the fourth quarter of 2012. In the first quarter of 2013, foreign exchange revenue totaled $149 million, an increase of 10% year-over-year and 41% (unannualized) sequentially. The year-over-year increase primarily reflects higher volumes, partially offset by a decrease in volatility, while the sequential increase reflects increased volatility and higher volumes. Additionally, foreign exchange revenue continues to be impacted by increasingly competitive market pressures. Other trading revenue totaled $12 million in the first quarter of 2013, compared with $55 million first quarter of 2012 and $33 million in the fourth quarter of 2012. Both decreases were principally due to losses on interest rate hedges and lower fixed income and equity trading. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets totaled $12.2 billion at March 31, 2013 compared with $9.4

45 BNY Mellon

billion at Dec. 31, 2012. The increase in trading assets resulted from higher levels of securities inventory, principally U.S. Government, agency mortgage-backed and U.S. equities, as we expand our broker-dealer business.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities totaled $8.8 billion at March 31, 2013 compared with $8.2 billion at Dec. 31, 2012.

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

At March 31, 2013, our over-the-counter (“OTC”) derivative assets of $5.3 billion included a credit valuation adjustment (“CVA”) deduction of $60 million. Our OTC derivative liabilities of $6.5 billion included a debit valuation adjustment (“DVA”) of $10 million related to our own credit spread. Net of hedges, the CVA decreased $31 million and the DVA decreased $13 million in the first quarter of 2013. The net impact of these adjustments increased foreign exchange and other trading revenue by $18 million in the first quarter of 2013.

In the fourth quarter of 2012, net of hedges, the CVA decreased $34 million and the DVA decreased $6 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $28 million in the fourth quarter of 2012.

In the first quarter of 2012, net of hedges, the CVA decreased $16 million and the DVA decreased $5 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $11 million in the first quarter of 2012.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed and significant changes in ratings classifications for which our foreign exchange and other trading activity could result in increased risk for us. The year-over-year increase in the percentage of exposure to counterparties with a risk rating profile of A+ to A- reflects a general increase in foreign exchange activity within this ratings category as well as increases in existing exposure to our inter-bank counterparties.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013
Rating:
AAA to AA-	45%	40%	43%	38%	37%
A+ to A-	29	31	27	35	40
BBB+ to BBB-	22	22	23	22	19
Non-investment grade (BB+ and lower)	4	7	7	5	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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
BNY Mellon 46

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue at March 31, 2013 (dollar amounts in millions)
up 200 bps parallel rate shift vs. baseline (a)	$351
up 100 bps parallel rate shift vs. baseline (a)	311
Long-term up 50 bps, short-term unchanged (b)	142
Long-term down 50 bps, short-term unchanged (b)	(114)

(a)	In the parallel rate shift, both short-term and long-term rates move equally.

(b)	Long-term is equal to or greater than one year.
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

Growth or contraction of deposits could also be affected by the following factors:

•	Global economic uncertainty, particularly in Europe;

•	Our ratings relative to other financial institutions’ ratings; and

•	Money market mutual fund reform.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests, support agreements, and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business, and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

47 BNY Mellon

Supplemental information - Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon Tier 1 common equity and tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Basel I Tier 1 common equity to risk-weighted assets excludes preferred stock and trust preferred securities from the numerator of the ratio. Unlike the Basel I Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio on a basis that is representative of how it currently understands the Basel III rules. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position. Additionally, the presentation of the Basel III Tier 1 common equity ratio allows investors to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds;

expense measures which exclude M&I expenses, litigation charges, restructuring charges and amortization of intangible assets; as well as earnings per share and the provision for income taxes which exclude the charge related to the disallowance of certain foreign tax credits; and investment management fees excluding the impact of the acquisition of Meriten. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our operational excellence initiatives and migrating positions to global delivery centers. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business.

The presentation of income from consolidated investment management funds, net of net income attributable to noncontrolling interest related to the consolidation of certain investment management funds permits investors to view revenue on a basis consistent with how management views the business. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

BNY Mellon 48

In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice.

Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business-level basis.

The following table presents a reconciliation of earnings per common share and net income.

	Three months ended March 31, 2013
(in millions, except per share amounts)	Earnings per share	Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation
GAAP results	$(0.23)	$(266)
Add: Charge related to the disallowance of certain foreign tax credits	0.73	854
Non-GAAP results	$0.50	$588

The following table presents the calculation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	1Q13	4Q12	1Q12
Income before income taxes – GAAP	$809	$853	$885
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	16	11	11
Add: Amortization of intangible assets	86	96	96
M&I, litigation and restructuring charges	39	46	109
Income before income taxes excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$918	$984	$1,079
Fee and other revenue – GAAP	$2,844	$2,850	$2,838
Income from consolidated investment management funds – GAAP	50	42	43
Net interest revenue – GAAP	719	725	765
Total revenue – GAAP	3,613	3,617	3,646
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	16	11	11
Total revenue excluding net income attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,597	$3,606	$3,635

Pre-tax operating margin (a)	22%	24%	24%
Pre-tax operating margin, excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	26%	27%	30%

(a)	Income before taxes divided by total revenue.

49 BNY Mellon

The following table presents the calculation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	1Q13	4Q12	1Q12
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$(266)	$622	$619
Add: Amortization of intangible assets, net of tax	56	65	61
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	(210)	687	680
Add: M&I, litigation and restructuring charges	24	31	65
Charge related to the disallowance of certain foreign tax credits	854	—	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP	$668	$718	$745

Average common shareholders’ equity	$34,898	$34,962	$33,718
Less: Average goodwill	17,993	18,046	17,962
Average intangible assets	4,758	4,860	5,121
Add: Deferred tax liability – tax deductible goodwill	1,170	1,130	972
Deferred tax liability – non-tax deductible intangible assets	1,293	1,310	1,428
Average tangible common shareholders’ equity – Non-GAAP	$14,610	$14,496	$13,035

Return on common equity – GAAP (a)	N/M	7.1%	7.4%
Return on common equity excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	7.8%	8.2%	8.9%
Return on tangible common equity – Non-GAAP (a)	N/M	18.8%	21.0%
Return on tangible common equity excluding M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	18.5%	19.7%	23.0%

(a)	Annualized.
N/M – Not meaningful.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q13	4Q12	1Q12
Income from consolidated investment management funds	$50	$42	$43
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	16	11	11
Income from consolidated investment management funds, net of noncontrolling interests	$34	$31	$32

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q13	4Q12	1Q12
Investment management fees	$20	$19	$22
Other (Investment income)	14	12	10
Income from consolidated investment management funds, net of noncontrolling interests	$34	$31	$32

BNY Mellon 50

The following table presents the calculation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	March 31, 2013	Dec. 31, 2012	March 31, 2012
BNY Mellon shareholders’ equity at period end – GAAP	$35,690	$36,431	$34,000
Less: Preferred stock	1,068	1,068	—
BNY Mellon common shareholders’ equity at period end – GAAP	34,622	35,363	34,000
Less: Goodwill	17,920	18,075	18,002
Intangible assets	4,696	4,809	5,072
Add: Deferred tax liability – tax deductible goodwill	1,170	1,130	972
Deferred tax liability – non-tax deductible intangible assets	1,293	1,310	1,428
Tangible BNY Mellon shareholders’ equity at period end – Non-GAAP	$14,469	$14,919	$13,326

Total assets at period end – GAAP	$355,942	$358,990	$300,169
Less: Assets of consolidated investment management funds	11,236	11,481	11,609
Subtotal assets of operations – Non-GAAP	344,706	347,509	288,560
Less: Goodwill	17,920	18,075	18,002
Intangible assets	4,696	4,809	5,072
Cash on deposit with the Federal Reserve and other central banks (a)	78,059	90,040	61,992
Tangible total assets of operations at period end – Non-GAAP	$244,031	$234,585	$203,494

BNY Mellon shareholders’ equity to total assets – GAAP	10.0%	10.1%	11.3%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.7%	9.9%	11.3%
Tangible BNY Mellon shareholders’ equity to tangible assets of operations – Non-GAAP	5.9%	6.4%	6.5%

Period end common shares outstanding (in thousands)	1,160,647	1,163,490	1,192,716

Book value per common share	$29.83	$30.39	$28.51
Tangible book value per common share – Non-GAAP	$12.47	$12.82	$11.17

(a)	Assigned a zero percentage risk weighting by the regulators.

The following table presents the calculation of the effective tax rate.

Effective tax rate
(dollars in millions)	1Q13
Provision for income taxes	$1,046
Less: Charge related to the disallowance of certain foreign tax credits	854
Provision for income taxes – Non-GAAP	$192

Income before taxes	$809

Effective tax rate – GAAP	129.3%
Effective tax rate – Operating basis – Non-GAAP	23.7%

51 BNY Mellon

The following table presents the calculation of our Basel I Tier 1 common equity ratio.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio (a)
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Total Tier 1 capital – Basel I	$16,219	$16,694	$15,695
Less: Trust preferred securities	603	623	1,669
Preferred stock	1,068	1,068	—
Total Tier 1 common equity	$14,548	$15,003	$14,026

Total risk-weighted assets – Basel I	$119,382	$111,180	$100,763

Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP	12.2%	13.5%	13.9%

(a)	Determined under Basel I regulatory guidelines.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)
(dollars in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Total Tier 1 capital – Basel I	$16,219	$16,694	$15,695
Add: Deferred tax liability - tax deductible intangible assets	78	78	—
Less: Trust preferred securities	603	623	1,669
Preferred stock	1,068	1,068	—
Adjustments related to AFS securities and pension liabilities included in AOCI (b)	78	85	700
Adjustments related to equity method investments (b)	488	501	571
Deferred tax assets	52	47	—
Net pension fund assets (b)	258	249	100
Other	1	—	(2)
Total estimated Basel III Tier 1 common equity	$13,749	$14,199	$12,657
Total risk-weighted assets – Basel I	$119,382	$111,180	$100,763
Add: Adjustments (c)	26,898	33,104	65,997
Total estimated Basel III risk-weighted assets	$146,280	$144,284	$166,760
Estimated Basel III Tier 1 common equity ratio – (Non-GAAP)	9.4%	9.8%	7.6%

(a)
The Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) require the Tier 1 common equity ratio to be the lower of the ratio as calculated under the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. For all periods prepared under the NPRs prior to March 31, 2013, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. The estimated Basel III Tier 1 common equity ratio at March 31, 2012 was based on our interpretation of prior Basel III guidance and the proposed market risk rule.

(b)
The NPRs and prior Basel III guidance do not add back to capital the adjustment to other comprehensive income that Basel I makes for pension liabilities and available-for-sale securities. Also, under the NPRs and prior Basel III guidance, pension assets recorded on the balance sheet and adjustments related to equity method investments are a deduction from capital.

(c)
Primary differences between risk-weighted assets determined under Basel I compared with the NPRs and prior Basel III guidance include: the determination of credit risk under Basel I uses predetermined risk weights and asset classes and relies in part on the use of external credit ratings, while the NPRs use, in addition to the broader range of predetermined risk weights and asset classes, certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under the NPRs and prior Basel III guidance than Basel I; also, the NPRs and prior Basel III guidance includes additional adjustments for operational risk, market risk, counterparty credit risk and equity exposures.

BNY Mellon 52

Recent accounting and regulatory developments

Proposed Accounting Standards

Proposed ASU - Revenue from Contracts with Customers

In June 2010, the FASB issued a proposed ASU, “Revenue from Contracts with Customers”. This proposed ASU is the result of a joint project of the FASB and the IASB to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and IFRS. This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In 2011, the FASB and the IASB revised several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations and deferring contract origination costs.

In November 2011, the FASB re-exposed the proposed ASU. A final standard is expected to be issued in 2013. A retrospective application transition method would be permitted, but the FASB and IASB provides a practicable expedient to reduce the burden on preparers. The FASB and IASB tentatively decided that the effective date of the proposed standard would be annual reporting periods beginning on or after Jan. 1, 2017.

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis”. This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to de-consolidate a portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB is currently evaluating comment letters received. A final ASU is expected to be issued during the second quarter of 2013.

FASB and IASB project on Leases

In August 2010, the FASB and IASB issued a joint proposed ASU, “Leases”. FASB has tentatively decided that lessees would apply a “right-of-use” accounting model. This would require the lessee to recognize both a right-of-use asset and a corresponding liability to make lease payments at the lease commencement date, both measured at the present value of the lease payments. The right-of-use asset would be amortized on a systematic basis that would reflect the pattern of consumption of the economic benefits of the leased asset. The liability to make lease payments would be subsequently de-recognized over time by applying the effective interest method to apportion the periodic payment to reductions in the liability to make lease payments and interest expense. Lessors would account for leases by applying a “receivable and residual” accounting approach for those leases where the lessee acquires and consumes more than an insignificant portion of the underlying asset over the lease term. The lessor would recognize a right to receive lease payments and a residual asset at the date of the commencement of the lease. The lessor would initially measure the right to receive lease payments at the sum of the present value of the lease payments, discounted using the rate the lessor charges the lessee. The lessor would initially measure the residual asset as an allocation of the

53 BNY Mellon

carrying amount of the underlying asset and would subsequently measure the residual asset by accreting it over the lease term, using the rate the lessor charges the lessee. The FASB is expected to re-expose the standard during 2013.

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses”. This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require an estimate of the contractual cash flows an entity does not expect to collect on financial assets not measured at fair value through the income statement. The proposal would also change current practice for recognizing other-than-temporary impairment and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. Comments on this proposed ASU are due on May 31, 2013.

Proposed ASU - Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings

In January 2013, the FASB issued a proposed ASU, “Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings.” This proposed ASU would require certain repurchase agreements to be accounted for as secured borrowings. For repurchase agreements and similar transactions accounted for as secured borrowings, an entity would be required to disclose the carrying value of the borrowing disaggregated by the type of collateral pledged. Comments on this proposed ASU were due on March 29, 2013.

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholder’s equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. Comments on this proposed ASU are due on May 15, 2013.

Proposed ASU - Reporting Discontinued Operations

In April 2013, the FASB issued a proposed ASU, “Reporting Discontinued Operations.” This proposed ASU would change the criteria and enhance the reporting for discontinued operations. The proposal would also enhance disclosure requirements and adds new disclosures for individually material dispositions that do not qualify as discontinued operations. Under the proposal, a discontinued operation is a component of an entity, or group of components of an entity, that either has been disposed of, or is classified as held for sale and (1) is part of a single coordinated plan to dispose of a separate major line of business or separate major geographical area of operations, or (2) is a business that, on acquisition, meets the criteria for classification as held for sale. The proposal no longer precludes the presentation of a discontinued operation if there is significant continuing involvement with the component after the disposal or if there are ongoing operations or cash flows. Under the proposal, for disposals that are material but do not qualify as discontinued operations, disclosures of pre-tax income or losses of the disposed component and a reconciliation of the major classes of assets and liabilities held for sale to

BNY Mellon 54

the amounts presented separately on the balance sheet would be required. Comments on this proposed ASU are due on Aug. 30, 2013.

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

In May 2011, the SEC published a staff paper, “Exploring a Possible Method of Incorporation”, that presents a possible framework for incorporating IFRS into the U.S. financial reporting system. In the staff paper, the SEC staff elaborates on an approach that combines elements of convergence and endorsement. This approach would establish an endorsement protocol for the FASB to incorporate newly issued or amended IFRS into U.S. GAAP. During a transition period (e.g., five to seven years), differences between IFRS and U.S. GAAP would be potentially eliminated through ongoing FASB standard setting.

In July 2012, the SEC staff released its final report on IFRS. This Final Report will be used by the SEC Commissioners to decide whether and, if so, when and how to incorporate IFRS into the financial reporting system for U.S. companies. The staff has not specifically requested comments on the Final Report. It is not known when the SEC will make a final decision on the adoption of IFRS in the U.S.

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports. Such countries include Belgium, Brazil, the Netherlands, Australia, Hong Kong, Canada and South Korea.

Proposed Update to Internal Controls - Integrated Framework

In December 2011, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued for public comment a proposed update to Internal Control - Integrated Framework. The original Framework, issued in 1992, is used by most U.S. public companies and many others to evaluate and report on the effectiveness of their internal control over external financial reporting.

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

55 BNY Mellon

expectations, and considering different business models and organizational structures.

In September 2012, COSO released a draft of its Internal Control Over External Financial Reporting (“ICEFR”): Compendium of Approaches and Examples (“the Compendium”). The Compendium provides guidance on applying COSO’s Internal Control -Integrated Framework to external financial reporting. COSO also released a revised version of its Internal Control -Integrated Framework (“ICIF”) that incorporates changes based on comments received. Comments on the Compendium and the revised ICIF were due on Nov. 20, 2012. The final document is expected to be issued in May 2013.

Regulatory developments

Resolution Planning

As required by the Dodd-Frank Act, the Federal Reserve and FDIC jointly issued a final rule requiring certain organizations, including each BHC with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for its rapid and orderly resolution in the event of material financial distress or failure. In addition, the FDIC issued a final rule that requires insured depository institutions with $50 billion or more in total assets, such as The Bank of New York Mellon, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure.

The two resolution plan rules are complementary and we submitted our initial resolution plan in conformity with both rules on Oct. 1, 2012. The public portions of our resolution plan are available on the FDIC’s website. We are required to submit updated resolution plans annually.  Pursuant to recent guidance issued by the Federal Reserve and FDIC to all companies that submitted initial resolution plans in 2012, the submission date for our 2013 plan has been extended to Oct. 1, 2013.

For a summary of regulatory matters relevant to our operations, see “Supervision and regulation” in our 2012 Annual Report.

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

BNY Mellon 56

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. For additional discussion regarding competition, see “Risk Factors - Operational and Business Risk - We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in our 2012 Annual Report.

Website information

Our website is www.bnymellon.com. We currently make available the following information under the Investor Relations portion of our website. With respect to SEC filings, we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

•
Other regulatory disclosures, including:  Basel II.5 Market Risk Disclosures; Basel II Pillar 3 Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•	Our Corporate Governance Guidelines, Directors Code of Conduct and the charters of the Audit, Corporate Governance and Nominating, Human Resources and Compensation, Risk, Technology and Corporate

Social Responsibility Committees of our Board of Directors.

The contents of the website listed above or any other websites referenced herein are not incorporated into this Quarterly Report on Form 10-Q. The SEC reports, the Corporate Governance Guidelines, Directors Code of Conduct and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to corpsecretary@bnymellon.com or by mail to the office of the Secretary of The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286.

57 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Fee and other revenue
Investment services fees:
Asset servicing	$969	$945	$943
Issuer services	237	215	251
Clearing services	304	294	303
Treasury services	141	141	136
Total investment services fees	1,651	1,595	1,633
Investment management and performance fees	822	853	745
Foreign exchange and other trading revenue	161	139	191
Distribution and servicing	49	52	46
Financing-related fees	41	45	44
Investment and other income	72	116	139
Total fee revenue	2,796	2,800	2,798
Net securities gains (losses)—including other-than-temporary impairment	48	82	73
Noncredit-related gains (losses) on securities not expected to be sold (recognized in OCI)	—	32	33
Net securities gains	48	50	40
Total fee and other revenue	2,844	2,850	2,838
Operations of consolidated investment management funds
Investment income	146	137	153
Interest of investment management fund note holders	96	95	110
Income from consolidated investment management funds	50	42	43
Net interest revenue
Interest revenue	815	843	912
Interest expense	96	118	147
Net interest revenue	719	725	765
Provision for credit losses	(24)	(61)	5
Net interest revenue after provision for credit losses	743	786	760
Noninterest expense
Staff	1,472	1,457	1,453
Professional, legal and other purchased services	295	322	299
Net occupancy	163	156	147
Software	140	151	119
Distribution and servicing	106	108	101
Furniture and equipment	88	82	86
Business development	68	88	56
Sub-custodian	64	64	70
Other	307	255	220
Amortization of intangible assets	86	96	96
Merger and integration, litigation and restructuring charges	39	46	109
Total noninterest expense	2,828	2,825	2,756
Income (loss)
Income before income taxes	809	853	885
Provision for income taxes	1,046	207	254
Net income (loss)	(237)	646	631
Net (income) attributable to noncontrolling interests (includes $(16), $(11) and $(11) related to consolidated investment management funds)	(16)	(11)	(12)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	(253)	635	619
Preferred stock dividends	(13)	(13)	—
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$(266)	$622	$619

BNY Mellon 58

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$(266)	$622	$619
Less: Earnings allocated to participating securities	2	9	8
Change in the excess of redeemable value over the fair value of noncontrolling interests	1	—	(6)
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share	$(269)	$613	$617

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
(in thousands)	March 31, 2013		Dec. 31, 2012	March 31, 2012
Basic	1,158,819		1,161,212	1,193,931
Common stock equivalents	—		13,427	8,688
Less: Participating securities	—		(10,886)	(7,061)
Diluted	1,158,819	(a)	1,163,753	1,195,558

Anti-dilutive securities (b)	81,659		87,117	94,498

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (c)	Quarter ended
(in dollars)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Basic	$(0.23)	$0.53	$0.52
Diluted (a)	$(0.23)	$0.53	$0.52

(a)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

(b)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

(c)
Basic and diluted earnings per share under the two-class method are determined on the net income applicable to common shareholders of The Bank of New York Mellon Corporation reported on the income statement less earnings allocated to participating securities, and the change in the excess of redeemable value over the fair value of noncontrolling interests.

See accompanying Notes to Consolidated Financial Statements.

59 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Net income (loss)	$(237)	$646	$631
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(309)	54	172
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(6)	(65)	237
Reclassification adjustment	(30)	(32)	(24)
Total unrealized gain (loss) on assets available-for-sale	(36)	(97)	213
Defined benefit plans:
Prior service cost arising during the period	—	57	—
Net loss arising during the period	—	(190)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	43	25	27
Total defined benefit plans	43	(108)	27
Net unrealized gain (loss) on cash flow hedges	1	(3)	3
Total other comprehensive income (loss), net of tax (a)	(301)	(154)	415
Net (income) loss attributable to noncontrolling interests	(16)	(11)	(12)
Other comprehensive (income) loss attributable to noncontrolling interests	29	(18)	(17)
Net comprehensive income (loss)	$(525)	$463	$1,017

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(272) million for the quarter ended March 31, 2013, $(172) million for the quarter ended Dec. 31, 2012 and $398 million for the quarter ended March 31, 2012.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 60

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31, 2013	Dec. 31, 2012
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$4,440	$4,727
Interest-bearing deposits with the Federal Reserve and other central banks	78,125	90,110
Interest-bearing deposits with banks	40,888	43,910
Federal funds sold and securities purchased under resale agreements	7,004	6,593
Securities:
Held-to-maturity (fair value of $11,845 and $8,389)	11,678	8,205
Available-for-sale	94,878	92,619
Total securities	106,556	100,824
Trading assets	12,225	9,378
Loans	49,224	46,629
Allowance for loan losses	(237)	(266)
Net loans	48,987	46,363
Premises and equipment	1,624	1,659
Accrued interest receivable	537	593
Goodwill	17,920	18,075
Intangible assets	4,696	4,809
Other assets (includes $1,460 and $1,321, at fair value)	21,704	20,468
Subtotal assets of operations	344,706	347,509
Assets of consolidated investment management funds, at fair value:
Trading assets	10,400	10,961
Other assets	836	520
Subtotal assets of consolidated investment management funds, at fair value	11,236	11,481
Total assets	$355,942	$358,990
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$80,915	$93,019
Interest-bearing deposits in U.S. offices	54,972	53,826
Interest-bearing deposits in Non-U.S. offices	103,785	99,250
Total deposits	239,672	246,095
Federal funds purchased and securities sold under repurchase agreements	8,602	7,427
Trading liabilities	8,767	8,176
Payables to customers and broker-dealers	14,986	16,095
Commercial paper	78	338
Other borrowed funds	789	1,380
Accrued taxes and other expenses	7,576	7,316
Other liabilities (including allowance for lending-related commitments of $121 and $121, also includes $310 and $704, at fair value)	9,002	6,010
Long-term debt (includes $341 and $345, at fair value)	19,854	18,530
Subtotal liabilities of operations	309,326	311,367
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	9,908	10,152
Other liabilities	34	29
Subtotal liabilities of consolidated investment management funds, at fair value	9,942	10,181
Total liabilities	319,268	321,548
Temporary equity
Redeemable noncontrolling interests	178	178
Permanent equity
Preferred stock - par value $0.01 per share; authorized 100,000,000 shares; issued 10,826 and 10,826 shares	1,068	1,068
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,260,549,075 and 1,254,182,209 shares	13	13
Additional paid-in capital	23,688	23,485
Retained earnings	14,202	14,622
Accumulated other comprehensive loss, net of tax	(915)	(643)
Less: Treasury stock of 99,902,366 and 90,691,868 common shares, at cost	(2,366)	(2,114)
Total The Bank of New York Mellon Corporation shareholders’ equity	35,690	36,431
Nonredeemable noncontrolling interests of consolidated investment management funds	806	833
Total permanent equity	36,496	37,264
Total liabilities, temporary equity and permanent equity	$355,942	$358,990
See accompanying Notes to Consolidated Financial Statements.

61 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2013	2012
Operating activities
Net income (loss)	$(237)	$631
Net (income) attributable to noncontrolling interests	(16)	(12)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	(253)	619
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(24)	5
Pension plan contribution	(15)	(11)
Depreciation and amortization	333	299
Deferred tax (benefit) expense	150	31
Net securities (gains) and venture capital (income)	(45)	(44)
Change in trading activities	(2,256)	176
Change in accruals and other, net	(634)	(961)
Net cash (used for) provided by operating activities	(2,744)	114
Investing activities
Change in interest-bearing deposits with banks	3,260	1,845
Change in interest-bearing deposits with the Federal Reserve and other central banks	11,985	28,213
Purchases of securities held-to-maturity	(1,425)	(1,441)
Paydowns of securities held-to-maturity	327	61
Maturities of securities held-to-maturity	16	131
Purchases of securities available-for-sale	(10,486)	(13,227)
Sales of securities available-for-sale	3,817	4,582
Paydowns of securities available-for-sale	2,450	2,182
Maturities of securities available-for-sale	954	2,273
Net change in loans	(2,651)	1,055
Sales of loans and other real estate	24	111
Change in federal funds sold and securities purchased under resale agreements	(411)	(927)
Change in seed capital investments	(20)	(11)
Purchases of premises and equipment/capitalized software	(126)	(129)
Proceeds from the sale of premises and equipment	—	5
Acquisitions, net of cash	(4)	—
Other, net	(449)	(356)
Net cash provided by investing activities	7,261	24,367
Financing activities
Change in deposits	(5,080)	(27,549)
Change in federal funds purchased and securities sold under repurchase agreements	1,175	2,018
Change in payables to customers and broker-dealers	(1,109)	288
Change in other borrowed funds	(577)	(126)
Change in commercial paper	(260)	1,060
Net proceeds from the issuance of long-term debt	1,497	1,264
Repayments of long-term debt	(43)	(773)
Proceeds from the exercise of stock options	111	3
Issuance of common stock	6	6
Treasury stock acquired	(252)	(398)
Common cash dividends paid	(153)	(158)
Preferred cash dividends paid	(13)	—
Other, net	(57)	13
Net cash (used for) financing activities	(4,755)	(24,352)
Effect of exchange rate changes on cash	(49)	29
Change in cash and due from banks
Change in cash and due from banks	(287)	158
Cash and due from banks at beginning of period	4,727	4,175
Cash and due from banks at end of period	$4,440	$4,333
Supplemental disclosures
Interest paid	$95	$106
Income taxes paid	64	208
Income taxes refunded	6	2
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 62

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec 31, 2012	$1,068	$13	$23,485	$14,622	$(643)	$(2,114)	$833	$37,264	(a)	$178
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		13
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(23)
Other net changes in noncontrolling interests	—	—	10	(1)	—	—	(23)	(14)		19
Net income (loss)	—	—	—	(253)	—	—	16	(237)		—
Other comprehensive (loss)	—	—	—	—	(272)	—	(20)	(292)		(9)
Dividends:
Common stock at $0.13 per share	—	—	—	(153)	—	—	—	(153)		—
Preferred stock	—	—	—	(13)	—	—	—	(13)		—
Repurchase of common stock	—	—	—	—	—	(252)	—	(252)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	181	—	—	—	—	181		—
Balance at March 31, 2013	$1,068	$13	$23,688	$14,202	$(915)	$(2,366)	$806	$36,496	(a)	$178

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,363 million at Dec. 31, 2012, and $34,622 million at March 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

63 BNY Mellon

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Basis of Presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2012. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to estimates are items such as the allowance for loan losses and lending-related commitments, the fair value of financial instruments and other-than-temporary impairments, goodwill and intangible assets and pension accounting. Among other effects, such changes in estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as changes in pension and post-retirement expense.

Note 2 - Accounting changes and new accounting guidance

ASU 2011-11 - Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2011-11”), “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. See Note 17 “Derivative instruments” for our disclosure.

ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment

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

ASU 2013-02 - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. See Note 14 “Other comprehensive income (loss)” for our disclosure.

BNY Mellon 64

Notes to Consolidated Financial Statements (continued)

Note 3—Acquisitions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability are recorded through the income statement. Contingent payments totaled $4 million in the first quarter of 2013.

At March 31, 2013, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $11 million to $24 million over the next two years.

Acquisitions in 2012

On Oct 1, 2012, BNY Mellon acquired the remaining 50% interest of the WestLB Mellon Asset Management joint venture for cash of $22 million. We later renamed the unit Meriten Investment Management GmbH (“Meriten”). We are obligated to pay, upon occurrence of certain events, contingent additional consideration of up to $13 million. Goodwill related to this acquisition, including the fair value of the contingent additional consideration, totaled $70 million and is included in our Investment Management business. This goodwill is not deductible for tax purposes. Customer relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of eight years, and totaled $23 million.

65 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2013 and Dec. 31, 2012.

Securities at March 31, 2013	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$17,480	$348	$36	$17,792
U.S. Government agencies	1,034	26	—	1,060
State and political subdivisions	6,162	116	28	6,250
Agency RMBS	35,763	720	30	36,453
Alt-A RMBS	249	49	13	285
Prime RMBS	613	10	7	616
Subprime RMBS	472	5	41	436
Other RMBS	2,672	57	94	2,635
Commercial MBS	2,856	123	39	2,940
Asset-backed CLOs	1,449	12	5	1,456
Other asset-backed securities	2,019	10	3	2,026
Foreign covered bonds	3,349	41	—	3,390
Corporate bonds	1,517	60	5	1,572
Other debt securities	12,154	245	—	12,399	(a)
Equity securities	22	6	—	28
Money market funds	2,457	—	—	2,457
Alt-A RMBS (b)	1,514	457	3	1,968
Prime RMBS (b)	791	190	—	981
Subprime RMBS (b)	114	20	—	134
Total securities available-for-sale	92,687	2,495	304	94,878
Held-to-maturity:
U.S. Treasury	2,206	71	—	2,277
State and political subdivisions	53	2	—	55
Agency RMBS	8,246	107	2	8,351
Alt-A RMBS	102	10	6	106
Prime RMBS	91	1	—	92
Subprime RMBS	28	—	—	28
Other RMBS	804	29	45	788
Commercial MBS	21	—	1	20
Other securities	127	1	—	128
Total securities held-to-maturity	11,678	221	54	11,845
Total securities	$104,365	$2,716	$358	$106,723

(a)	Includes $10.2 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Securities at Dec. 31, 2012	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$17,539	$467	$3	$18,003
U.S. Government agencies	1,044	30	—	1,074
State and political subdivisions	6,039	112	29	6,122
Agency RMBS	33,355	846	8	34,193
Alt-A RMBS	255	40	16	279
Prime RMBS	728	9	9	728
Subprime RMBS	508	6	62	452
Other RMBS	2,850	53	109	2,794
Commercial MBS	3,031	153	45	3,139
Asset-backed CLOs	1,285	7	10	1,282
Other asset-backed securities	2,123	11	3	2,131
Foreign covered bonds	3,596	122	—	3,718
Corporate bonds	1,525	63	3	1,585
Other debt securities	11,516	276	—	11,792	(a)
Equity securities	23	4	—	27
Money market funds	2,190	—	—	2,190
Alt-A RMBS (b)	1,574	400	4	1,970
Prime RMBS (b)	833	177	—	1,010
Subprime RMBS (b)	113	17	—	130
Total securities available-for-sale	90,127	2,793	301	92,619
Held-to-maturity:
U.S. Treasury	1,011	59	—	1,070
State and political subdivisions	67	2	—	69
Agency RMBS	5,879	139	1	6,017
Alt-A RMBS	111	9	6	114
Prime RMBS	97	1	1	97
Subprime RMBS	28	—	1	27
Other RMBS	983	36	52	967
Commercial MBS	26	—	1	25
Other securities	3	—	—	3
Total securities held-to-maturity	8,205	246	62	8,389
Total securities	$98,332	$3,039	$363	$101,008

(a)	Includes $9.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Net securities gains (losses)
(in millions)	1Q13	4Q12	1Q12
Realized gross gains	$57	$80	$62
Realized gross losses	(5)	(1)	—
Recognized gross impairments	(4)	(29)	(22)
Total net securities gains (losses)	$48	$50	$40

Temporarily impaired securities

At March 31, 2013, substantially all of the unrealized losses on the investment securities portfolio were attributable to credit spreads widening since purchase, and interest rate movements. We do

BNY Mellon 66

Notes to Consolidated Financial Statements (continued)

not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at March 31, 2013	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$2,190	$36	$—	$—	$2,190	$36
State and political subdivisions	612	5	306	23	918	28
Agency RMBS	6,061	30	96	—	6,157	30
Alt-A RMBS	13	3	37	10	50	13
Prime RMBS	66	1	219	6	285	7
Subprime RMBS	—	—	413	41	413	41
Other RMBS	144	1	635	93	779	94
Commercial MBS	285	2	301	37	586	39
Asset-backed CLOs	141	1	297	4	438	5
Other asset-backed securities	832	2	9	1	841	3
Corporate bonds	198	5	—	—	198	5
Alt-A RMBS (a)	4	—	25	3	29	3
Total securities available-for-sale	$10,546	$86	$2,338	$218	$12,884	$304
Held-to-maturity:
Agency RMBS	$839	$2	$—	$—	$839	$2
Alt-A RMBS	—	—	20	6	20	6
Other RMBS	—	—	430	45	430	45
Commercial MBS	—	—	20	1	20	1
Total securities held-to-maturity	$839	$2	$470	$52	$1,309	$54
Total temporarily impaired securities	$11,385	$88	$2,808	$270	$14,193	$358

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Temporarily impaired securities at Dec. 31, 2012	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$956	$3	$—	$—	$956	$3
State and political subdivisions	1,139	7	173	22	1,312	29
Agency RMBS	1,336	8	96	—	1,432	8
Alt-A RMBS	31	13	39	3	70	16
Prime RMBS	110	2	253	7	363	9
Subprime RMBS	13	3	397	59	410	62
Other RMBS	64	19	670	90	734	109
Commercial MBS	131	1	310	44	441	45
Asset-backed CLOs	314	1	321	9	635	10
Other asset-backed securities	779	2	7	1	786	3
Corporate bonds	178	3	—	—	178	3
Alt-A RMBS (a)	22	—	30	4	52	4
Total securities available-for-sale	$5,073	$62	$2,296	$239	$7,369	$301
Held-to-maturity:
Agency RMBS	$234	$1	$—	$—	$234	$1
Alt-A RMBS	38	—	24	6	62	6
Prime RMBS	—	—	56	1	56	1
Subprime RMBS	—	—	24	1	24	1
Other RMBS	413	—	373	52	786	52
Commercial MBS	—	—	25	1	25	1
Total securities held-to-maturity	$685	$1	$502	$61	$1,187	$62
Total temporarily impaired securities	$5,758	$63	$2,798	$300	$8,556	$363

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

67 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2013.

Maturity distribution and yield on investment securities	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$4,332	0.66%	$328	1.14%	$151	1.18%	$3,333	1.11%	$—	—%	$8,144
Over 1 through 5 years	7,204	1.03	677	1.85	3,064	1.79	11,567	1.04	—	—	22,512
Over 5 through 10 years	2,041	2.70	55	2.06	2,737	3.24	2,449	2.54	—	—	7,282
Over 10 years	4,215	3.12	—	—	298	2.72	12	—	—	—	4,525
Mortgage-backed securities	—	—	—	—	—	—	—	—	46,448	2.65	46,448
Asset-backed securities	—	—	—	—	—	—	—	—	3,482	1.28	3,482
Equity securities (b)	—	—	—	—	—	—	—	—	2,485	—	2,485
Total	$17,792	1.63%	$1,060	1.64%	$6,250	2.46%	$17,361	1.27%	$52,415	2.43%	$94,878
Securities held-to-maturity:
One year or less	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—
Over 1 through 5 years	1,180	1.24	—	—%	—	—	127	0.53	—	—	1,307
Over 5 through 10 years	1,026	2.25	—	—%	38	6.78	—	—	—	—	1,064
Over 10 years	—	—	—	—%	15	5.81	—	—	—	—	15
Mortgage-backed securities	—	—	—	—	—	—	—	—	9,292	2.76%	9,292
Total	$2,206	1.71%	$—	—%	$53	6.51%	$127	0.53%	$9,292	2.76%	$11,678

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

Other-than-temporary impairment

We routinely conduct periodic reviews of all securities using economic models to identify and evaluate each investment security to determine whether OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss on securities is other-than-temporary. For example, the most significant inputs related to non-agency RMBS are:

•
Default rate - the number of mortgage loans expected to go into default over the life of the transaction, which is driven by the roll rate of loans in each performance bucket that will ultimately migrate to default; and

•	Severity - the loss expected to be realized when a loan defaults.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2013 and Dec. 31, 2012.

Projected weighted-average default rates and loss severities
	March 31, 2013		Dec. 31, 2012
	Default rate	Severity	Default rate	Severity
Alt-A	42%	57%	43%	57%
Subprime	60%	72%	61%	72%
Prime	24%	43%	24%	43%

BNY Mellon 68

Notes to Consolidated Financial Statements (continued)

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q13	4Q12	1Q12
Foreign covered bonds	$8	$—	$—
Commercial MBS	8	—	—
European floating rate notes	4	(5)	(1)
Non-agency RMBS	4	(24)	(14)
Sovereign Debt	1	13	7
Agency RMBS	—	43	—
Corporate bonds	—	10	2
FDIC-insured debt	—	—	10
U.S. Treasury	(4)	1	38
Other	27	12	(2)
Total net securities gains	$48	$50	$40

The following table reflects investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods. The additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred. The deductions represent credit losses on securities that have been sold, are required to be sold, or for which it is our intention to sell.

Debt securities credit loss roll forward
(in millions)	1Q13	1Q12
Beginning balance as of Jan. 1	$288	$253
Add: Initial OTTI credit losses	—	9
Subsequent OTTI credit losses	4	12
Less: Realized losses for securities sold	118	8
Ending balance as of March 31	$174	$266

Note 5—Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at March 31, 2013 and Dec. 31, 2012.

Loans	March 31,	Dec. 31,
(in millions)	2013	2012
Domestic:
Financial institutions	$4,920	$5,455
Commercial	1,351	1,306
Wealth management loans and mortgages	8,919	8,796
Commercial real estate	1,822	1,677
Lease financings (a)	1,295	1,329
Other residential mortgages	1,570	1,632
Overdrafts	2,772	2,228
Other	644	639
Margin loans	13,242	13,397
Total domestic	36,535	36,459
Foreign:
Financial institutions	8,864	5,833
Commercial	129	111
Wealth management loans and mortgages	72	68
Commercial real estate	52	63
Lease financings (a)	1,025	1,025
Other (primarily overdrafts)	2,547	3,070
Total foreign	12,689	10,170
Total loans	$49,224	$46,629

(a)	Net of unearned income on domestic and foreign lease financings of $1,106 million at March 31, 2013 and $1,135 million at Dec. 31, 2012.

Our loan portfolio is comprised of three portfolio segments: commercial, lease financings and mortgages. We manage our portfolio at the class level which is comprised of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages and other residential mortgages. The following tables are presented for each class of financing receivable, and provide additional information about our credit risks and the adequacy of our allowance for credit losses.

69 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$104	$30	$36	$49	$30	$88	$2		$48	$387
Charge-offs	(2)	—	—	—	—	(3)	—		—	(5)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(2)	—	—	—	—	(3)	—		—	(5)
Provision	(5)	1	(3)	(10)	(1)	(4)	—		(2)	(24)
Ending balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Allowance for:
Loans losses	$22	$19	$11	$39	$25	$81	$2		$38	$237
Unfunded commitments	75	12	22	—	4	—	—		8	121
Individually evaluated for impairment:
Loan balance	$54	$16	$3	$—	$31	$—	$—		$9	$113
Allowance for loan losses	7	1	—	—	7	—	—		5	20
Collectively evaluated for impairment:
Loan balance	$1,297	$1,806	$4,917	$1,295	$8,888	$1,570	$16,658	(a)	$12,680	$49,111
Allowance for loan losses	15	18	11	39	18	81	2		33	217

(a)	Includes $2,772 million of domestic overdrafts, $13,242 million of margin loans and $644 million of other loans at March 31, 2013.

Allowance for credit losses for quarter ended Dec. 31, 2012					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$98	$35	$37	$55	$33	$141	$2		$55	$456
Charge-offs	—	—	(5)	—	(1)	(4)	—		—	(10)
Recoveries	—	—	—	—	1	1	—		—	2
Net (charge-offs)	—	—	(5)	—	—	(3)	—		—	(8)
Provision	6	(5)	4	(6)	(3)	(50)	—		(7)	(61)
Ending balance	$104	$30	$36	$49	$30	$88	$2		$48	$387
Allowance for:
Loans losses	$30	$20	$12	$49	$26	$88	$2		$39	$266
Unfunded commitments	74	10	24	—	4	—	—		9	121
Individually evaluated for impairment:
Loan balance	$57	$17	$3	$—	$31	$—	$—		$9	$117
Allowance for loan losses	12	1	—	—	7	—	—		4	24
Collectively evaluated for impairment:
Loan balance	$1,249	$1,660	$5,452	$1,329	$8,765	$1,632	$16,264	(a)	$10,161	$46,512
Allowance for loan losses	18	19	12	49	19	88	2		35	242

(a)	Includes $2,228 million of domestic overdrafts, $13,397 million of margin loans and $639 million of other loans at Dec. 31, 2012.

BNY Mellon 70

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2012					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$91	$34	$63	$66	$29	$156	$—		$58	$497
Charge-offs	—	—	—	—	—	(10)	—		—	(10)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs)	—	—	—	—	—	(8)	—		—	(8)
Provision	6	(1)	(10)	(4)	5	17	—		(8)	5
Ending balance	$97	$33	$53	$62	$34	$165	$—		$50	$494
Allowance for:
Loans losses	$36	$22	$30	$62	$29	$165	$—		$42	$386
Unfunded commitments	61	11	23	—	5	—	—		8	108
Individually evaluated for impairment:
Loan balance	$66	$38	$14	$—	$31	$—	$—		$10	$159
Allowance for loan losses	17	6	5	—	7	—	—		3	38
Collectively evaluated for impairment:
Loan balance	$697	$1,403	$4,881	$1,518	$7,281	$1,854	$15,964	(a)	$9,271	$42,869
Allowance for loan losses	19	16	25	62	22	165	—		39	348

(a)	Includes $1,971 million of domestic overdrafts, $13,144 million of margin loans and $849 million of other loans at March 31, 2012.

Nonperforming assets

The table below sets forth information about our nonperforming assets.

Nonperforming assets	March 31, 2013	Dec. 31, 2012
(in millions)
Nonperforming loans:
Other residential mortgages	$148	$158
Wealth management loans and mortgages	30	30
Commercial	24	27
Commercial real estate	17	18
Foreign loans	9	9
Financial institutions	3	3
Total nonperforming loans	231	245
Other assets owned	3	4
Total nonperforming assets (a)	$234	$249

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $161 million at March 31, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At March 31, 2013, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest	1Q13	4Q12	1Q12
(in millions)
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$2	$—
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$3	$3	$5

71 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2013		Dec. 31, 2012		March 31, 2012
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$56	$1	$59	$1	$46	$1
Commercial real estate	9	—	20	—	35	—
Financial institutions	1	—	1	—	16	—
Wealth management loans and mortgages	27	—	28	—	28	—
Foreign	9	—	9	—	10	—
Total impaired loans with an allowance	102	1	117	1	135	1
Impaired loans without an allowance:
Commercial real estate	8	—	2	—	3	—
Financial institutions	1	—	2	—	3	—
Wealth management loans and mortgages	4	—	6	—	3	—
Total impaired loans without an allowance (a)	13	—	10	—	9	—
Total impaired loans	$115	$1	$127	$1	$144	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2013			Dec. 31, 2012
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$54	$58	$7	$57	$61	$12
Commercial real estate	3	4	1	15	16	1
Financial institutions	1	1	—	1	1	—
Wealth management loans and mortgages	27	27	7	28	28	7
Foreign	9	17	5	9	17	4
Total impaired loans with an allowance	94	107	20	110	123	24
Impaired loans without an allowance:
Commercial real estate	13	13	N/A	2	2	N/A
Financial institutions	2	8	N/A	1	8	N/A
Wealth management loans and mortgages	4	4	N/A	4	4	N/A
Total impaired loans without an allowance (b)	19	25	N/A	7	14	N/A
Total impaired loans (c)	$113	$132	$20	$117	$137	$24

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of $1 million and $2 million of impaired loans in amounts individually less than $1 million at March 31, 2013 and Dec. 31, 2012, respectively. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2013 and Dec. 31, 2012.

BNY Mellon 72

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	March 31, 2013				Dec. 31, 2012
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Commercial real estate	$45	$—	$8	$53	$44	$—	$—	$44
Wealth management loans and mortgages	30	4	—	34	33	7	1	41
Commercial	—	—	—	—	—	60	—	60
Other residential mortgages	29	6	6	41	50	9	5	64
Financial institutions	1	—	—	1	—	—	—	—
Total domestic	105	10	14	129	127	76	6	209
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$105	$10	$14	$129	$127	$76	$6	$209

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

The following table presents TDRs that occurred in the first quarter of 2013, the fourth quarter of 2012 and the first quarter of 2012.

TDRs	March 31, 2013			Dec. 31, 2012			March 31, 2012
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	31	$5	$6	36	$8	$11	30	$7	$8
Wealth management loans and mortgages	—	—	—	2	1	1	—	—	—
Commercial	—	—	—	—	—	—	2	38	32
Commercial real estate	—	—	—	—	—	—	2	11	12
Foreign	—	—	—	—	—	—	1	3	3
Total TDRs	31	$5	$6	38	$9	$12	35	$59	$55

Other residential mortgages

The modifications of the other residential mortgage loans in the first quarter of 2013, fourth quarter of 2012 and first quarter of 2012 consisted of reducing the stated interest rates, and in certain cases, a forbearance of default and extending the maturity dates. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Wealth management loans and mortgages

The modifications of the wealth management loans and mortgages in the fourth quarter of 2012 consisted of changes in payment terms and extensions of the maturity dates. The difference between the book value of the loan and the estimated fair value of the collateral is included in the allowance for credit losses.

73 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Commercial

The modification of the commercial exposure in the first quarter of 2012 consisted of changing the stated interest rates and/or extending the maturity dates of the loans. The difference between the book value of the loan and net cash flow discounted at the original loan’s rate, if no observable market price exists, is included in the allowance for credit losses.

Commercial real estate

The modifications of the commercial real estate loans and unfunded lending-related commitments in first quarter of 2012 consisted of changing the stated interest rates and extending the maturity dates of the loans. The difference between the book value of the loan and the estimated fair value of the collateral is included in the allowance for credit losses.

Foreign
The modifications of foreign loans in the first quarter of 2012 consisted of extending the maturity date of the loan. The difference between the book value of the loan and the net present value discounted at the original loan’s rate is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 15 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the first quarter of 2013. The total recorded investment of these loans was $4 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec 31, 2012
Investment grade	$1,110	$1,064	$1,493	$1,289	$12,128	$9,935
Noninvestment grade	370	353	381	451	1,656	1,353
Total	$1,480	$1,417	$1,874	$1,740	$13,784	$11,288

The commercial loan portfolio is divided into investment grade and non-investment grade categories based on rating criteria largely consistent with those of the public rating agencies. Each customer in the portfolio is assigned an internal credit rating. These internal credit ratings are generally consistent with the ratings categories of the public rating agencies. Customers with ratings consistent with BBB- (S&P)/Baa3 (Moody’s) or better are considered to be investment grade. Those clients with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2013	Dec. 31, 2012
Wealth management loans:
Investment grade	$4,583	$4,597
Noninvestment grade	121	125
Wealth management mortgages	4,287	4,142
Total	$8,991	$8,864

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets

BNY Mellon 74

Notes to Consolidated Financial Statements (continued)

pledged for these loans are typically investment-grade, fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment-grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 63% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2013.

At March 31, 2013, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York - 22%; California - 20%; Massachusetts - 16%; Florida - 8%; and other - 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,570 million at March 31, 2013 and $1,632 million at Dec. 31, 2012. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2013 are $480 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination and 23% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, Maryland and the tri-state area (New York, New Jersey and Connecticut).

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,319 million at March 31, 2013 and $5,298 million at Dec. 31, 2012. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $13,242 million of secured margin loans on our balance sheet at March 31, 2013 compared with $13,397 million at Dec. 31, 2012. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

Note 6 - Goodwill and intangible assets

Impairment testing

Goodwill impairment testing is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired.

Goodwill

The table below provides a breakdown of goodwill by business.

75 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2012	$9,508	$8,517	$50	$18,075
Foreign exchange translation	(108)	(51)	—	(159)
Other (a)	4	—	—	4
Balance at March 31, 2013	$9,404	$8,466	$50	$17,920

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	59	40	—	99
Other (a)	(1)	(10)	10	(1)
Balance at March 31, 2012	$9,431	$8,521	$50	$18,002

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications

Intangible assets

The table below provides a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2012	$2,228	$1,732	$849	$4,809
Amortization	(39)	(47)	—	(86)
Foreign exchange translation	(24)	(3)	—	(27)
Balance at March 31, 2013	$2,165	$1,682	$849	$4,696

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(48)	(48)	—	(96)
Foreign exchange translation	13	3	—	16
Other (a)	—	(2)	2	—
Balance at March 31, 2012	$2,347	$1,875	$850	$5,072

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2013				Dec. 31, 2012
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,062	$(1,351)	$711	12 years	$761
Customer contracts—Investment Services	2,348	(1,061)	1,287	12 years	1,335
Other	123	(101)	22	5 years	25
Total subject to amortization	4,533	(2,513)	2,020	12 years	2,121
Not subject to amortization: (a)
Trade name	1,366	N/A	1,366	N/A	1,368
Customer relationships	1,310	N/A	1,310	N/A	1,320
Total not subject to amortization	2,676	N/A	2,676	N/A	2,688
Total intangible assets	$7,209	$(2,513)	$4,696	N/A	$4,809

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

BNY Mellon 76

Notes to Consolidated Financial Statements (continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2013	$340
2014	302
2015	269
2016	240
2017	216

Note 7—Other assets

Other assets	March 31,	Dec. 31,
(in millions)	2013	2012
Accounts receivable	$4,514	$4,255
Corporate/bank owned life insurance	4,376	4,360
Income taxes receivable	3,049	3,099
Equity in joint ventures and other investments (a)	2,784	2,664
Fails to deliver	2,124	1,148
Fair value of hedging derivatives	1,135	989
Software	1,130	1,117
Prepaid expenses	575	508
Prepaid pension assets	436	419
Due from customers on acceptances	421	376
Other	1,160	1,533
Total other assets	$21,704	$20,468

(a)	Includes Federal Reserve Bank stock of $436 million and $436 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV
	March 31, 2013				Dec. 31, 2012
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Private equity funds (a)	$88	$12	N/A	N/A	$99	$13	N/A	N/A
Other funds (b)	168	29	Monthly-yearly	3-45 days	153	31	Monthly-yearly	3-45 days
Total	$256	$41			$252	$44

(a)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

(b)	Other funds include various market neutral, leveraged loans, hedge funds, real estate and structured credit funds. Redemption notice periods vary by fund.
N/A - Not applicable.

77 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Interest revenue
Non-margin loans	$165	$166	$169
Margin loans	38	42	42
Securities:
Taxable	441	449	503
Exempt from federal income taxes	24	25	15
Total securities	465	474	518
Deposits in banks	71	82	114
Deposits with the Federal Reserve and other central banks	31	37	43
Federal funds sold and securities purchased under resale agreements	10	9	9
Trading assets	35	33	17
Total interest revenue	815	843	912
Interest expense
Deposits	30	32	43
Federal funds purchased and securities sold under repurchase agreements	(3)	2	—
Trading liabilities	9	7	4
Other borrowed funds	2	4	5
Customer payables	2	2	2
Long-term debt	56	71	93
Total interest expense	96	118	147
Net interest revenue	$719	$725	$765

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows:

Net periodic benefit cost (credit)	Quarter ended
	March 31, 2013			March 31, 2012
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$9	$1	$15	$8	$1
Interest cost	43	10	2	42	9	3
Expected return on assets	(73)	(12)	(2)	(68)	(12)	(2)
Other	47	4	1	38	3	3
Net periodic benefit cost	$33	$11	$2	$27	$8	$5

Note 10 - Restructuring charges

The aggregate restructuring charge is included in the merger and integration, litigation and restructuring charges expense category on the income statement and reported in the Other segment as restructuring charges are corporate initiatives and not directly related to the operating performance of the businesses. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan.

Operational excellence initiatives

In 2011, we announced our operational excellence initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the operational

BNY Mellon 78

Notes to Consolidated Financial Statements (continued)

excellence initiatives in 2011. In the first quarter of 2013, we recorded a net charge of $5 million reflecting additional severance charges. The following table presents the activity in the restructuring reserve related to the operational excellence initiatives through March 31, 2013.

Operational excellence initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	55	(57)	(2)
Utilization	(41)	28	(13)
Balance at Dec. 31, 2012	$92	$—	$92
Net additional charges	5	—	5
Utilization	(13)	—	(13)
Balance at March 31, 2013	$84	$—	$84

The table below presents the restructuring charge if it had been allocated by business.

Operational excellence initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	1Q13	4Q12
Investment Management	$1	$28	$49
Investment Services	—	21	60
Other segment (including Business Partners)	4	(47)	1
Total restructuring charge	$5	$2	$110

Note 11—Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Three months ended
	March 31, 2013	March 31, 2012
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7	3.1
Tax-exempt income	(3.0)	(2.1)
Foreign operations	(5.0)	(4.4)
Tax credits	(5.5)	(2.7)
Tax litigation	105.6	—
Other - net	0.5	(0.2)
Effective rate	129.3%	28.7%

As previously disclosed, on Nov. 10, 2009 BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’ disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, BNY Mellon received an adverse decision from the U.S. Tax Court.  We continue to believe the tax treatment of the transaction was correct and will appeal the Court’s decision. As a result of the ruling and in accordance with the accounting for uncertain tax positions under ASC 740, BNY Mellon recorded a tax charge of $854 million in the first quarter of 2013.

Our total tax reserves as of March 31, 2013 were $1,050 million compared with $340 million at Dec. 31, 2012. If these tax reserves were unnecessary, $1,050 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2013 is accrued interest, where applicable, of $323 million. The additional tax expense related to interest for the three months ended March 31, 2013 was $289 million compared with $3 million for the three months ended March 31, 2012.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $72 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination for all periods through 2002. The years 2003 through 2006 remain open to examination. The years 2007 and 2008 are closed for further examination, however one matter is before the Internal Revenue Service (“IRS”) appeals. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2008.

Note 12 - Securitizations and variable interest entities

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10 and

79 BNY Mellon

Notes to Consolidated Financial Statements (continued)

are reviewed for consolidation based on the guidance in ASC 810.

BNY Mellon has other VIEs, including securitization trusts, which are no longer considered qualifying special purpose entities, and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has two securitizations and several CLOs, which are assessed for consolidation in accordance with ASU 2009-17.

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2013 and Dec. 31, 2012, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at March 31, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$500	$500
Trading assets	10,400	—	10,400
Other assets	836	—	836
Total assets	$11,236	$500	$11,736
Trading liabilities	9,908	—	9,908
Other liabilities	34	458	492
Total liabilities	$9,942	$458	$10,400
Non-redeemable noncontrolling interests	$806	$—	$806

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$499	$499
Trading assets	10,961	—	10,961
Other assets	520	—	520
Total assets	$11,481	$499	$11,980
Trading liabilities	10,152	—	10,152
Other liabilities	29	461	490
Total liabilities	$10,181	$461	$10,642
Non-redeemable noncontrolling interests	$833	$—	$833

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2013 and Dec. 31, 2012, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

Non-consolidated VIEs at March 31, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$116	$—	$116

Non-consolidated VIEs at Dec. 31, 2012			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$100	$—	$100

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 80

Notes to Consolidated Financial Statements (continued)

Note 13 - Preferred Stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The tables below presents a summary of BNY Mellon’s preferred stock issued and outstanding at March 31, 2013 and Dec 31, 2012.

Preferred stock summary		Total shares issued and outstanding		Liquidation preference per share (in dollars)	Carrying value (a)		Per annum dividend rate	Dividends paid per share for the three months ended (in dollars)
(dollars in millions, unless otherwise noted)
Series	Description	March 31, 2013	Dec 31, 2012		March 31, 2013	Dec 31, 2012		March 31, 2013	Dec 31, 2012
Series A	Noncumulative Perpetual Preferred Stock	5,001	5,001	$100,000	$500	$500	Greater of (i) three- month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$1,000.00	$1,011.11
Series C	Noncumulative Perpetual Preferred Stock	5,825	5,825	$100,000	$568	$568	5.2%	$1,300.00	$1,314.44

(a)	The carrying value of the Series C preferred stock is recorded net of issuance costs.

Holders of both the Series A and Series C preferred stock issues are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C preferred stock.

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

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, subsequently amended on May 8 and Sept. 11, 2012, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the Series C preferred stock in whole or in part, on or after the dividend payment date in September 2017, or in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designations of the Series C preferred stock).

The terms of the Series A preferred stock and the Series C preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	March 31, 2013			Dec. 31, 2012			March 31, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustments arising during the period	$(229)	$(80)	$(309)	$40	$14	$54	$129	$43	$172
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(9)	3	(6)	(33)	(32)	(65)	378	(141)	237
Reclassification adjustment (a)	(48)	18	(30)	(50)	18	(32)	(40)	16	(24)
Net unrealized gain (loss) on assets available-for-sale	(57)	21	(36)	(83)	(14)	(97)	338	(125)	213
Defined benefit plans:
Prior service cost arising during the period	—	—	—	98	(41)	57	—	—	—
Net loss arising during the period	—	—	—	(298)	108	(190)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	68	(25)	43	42	(17)	25	44	(17)	27
Total defined benefit plans	68	(25)	43	(158)	50	(108)	44	(17)	27
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	185	(76)	109	932	(382)	550	342	(141)	201
Reclassification adjustment (a)	(184)	76	(108)	(936)	383	(553)	(336)	138	(198)
Net unrealized gain (loss) on cash flow hedges	1	—	1	(4)	1	(3)	6	(3)	3
Total other comprehensive income (loss)	$(217)	$(84)	$(301)	$(205)	$51	$(154)	$517	$(102)	$415

(a)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the Consolidated Income Statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the Consolidated Income Statement. See Note 17 for the location of reclassification adjustment related to cash flow hedges on the Consolidated Income Statement.

Note 15 - Fair value measurement

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

BNY Mellon 82

Notes to Consolidated Financial Statements (continued)

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

Most derivative contracts are valued using internally developed models which are calibrated to observable market data and employ standard market pricing theory for their valuations. An initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. Then, to arrive at a fair value that incorporates counter-party credit risk, a credit adjustment is made to these results by discounting each trade’s expected exposures to the counterparty using the counterparty’s credit spreads, as implied by the credit default swap market. We also adjust expected liabilities to the counterparty using BNY Mellon’s own credit spreads, as implied by the credit default swap market. Accordingly, the valuation of our derivative position is sensitive to the current changes in our own credit spreads as well as those of our counterparties.

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

Level 2: Observable inputs other than Level 1 prices, for example, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange-traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market-observable data. Examples in this category are agency and non-agency mortgage-backed securities, corporate debt securities and over-the-counter derivative contracts.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Examples in this category include certain private equity investments, derivative contracts that are highly structured or long-dated, and interests in certain securitized financial assets.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of

83 BNY Mellon

Notes to Consolidated Financial Statements (continued)

input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities include both long and short positions. Level 1 securities include highly liquid government bonds, money market mutual funds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, commercial mortgage-backed securities, sovereign debt, corporate bonds and foreign covered bonds.

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

In addition, we have significant investments in more actively traded agency RMBS and other types of securities such as sovereign debt. The pricing sources derive the prices for these securities largely from quotes they obtain from three major inter-

dealer brokers. The pricing sources receive their daily observed trade price and other information feeds from the inter-dealer brokers.

For securities with bond insurance, the financial strength of the insurance provider is analyzed and that information is included in the fair value assessment for such securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. Securities classified within Level 3 primarily include securities of state and political subdivisions and distressed debt securities.

At March 31, 2013, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives valued using models with significant unobservable market parameters in markets that lack

BNY Mellon 84

Notes to Consolidated Financial Statements (continued)

two-way flow are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps and options, where parameters may be unobservable for longer maturities; and certain products, where correlation risk is unobservable. The fair value of these derivatives compose less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 17 of the Notes to Consolidated Financial Statements.

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

Unrealized gains and losses, if any, on unfunded lending-related commitments carried at fair value are classified in Other assets and Other liabilities, respectively. Loans and unfunded lending-related commitments carried at fair value are generally classified within Level 2 of the valuation hierarchy.

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

Certain interests in securitizations

For certain interests in securitizations that are classified in securities available-for-sale, trading assets and long-term debt, we use discounted cash flow models, which generally include assumptions of projected finance charges related to the securitized assets, estimated net credit losses, prepayment assumptions and estimates of payments to third-party investors. When available, we compare our fair value estimates and assumptions to market activity and to the actual results of the securitized portfolio.

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

85 BNY Mellon

Notes to Consolidated Financial Statements (continued)

investments are primarily classified in Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2013 and Dec. 31 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy

(as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2013.

Assets measured at fair value on a recurring basis at March 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$17,792	$—	$—	$—	$17,792
U.S. Government agencies	—	1,060	—	—	1,060
Sovereign debt	41	10,047	—	—	10,088
State and political subdivisions (b)	—	6,206	44	—	6,250
Agency RMBS	—	36,453	—	—	36,453
Alt-A RMBS	—	285	—	—	285
Prime RMBS	—	616	—	—	616
Subprime RMBS	—	436	—	—	436
Other RMBS	—	2,635	—	—	2,635
Commercial MBS	—	2,940	—	—	2,940
Asset-backed CLOs	—	1,456	—	—	1,456
Other asset-backed securities	—	2,026	—	—	2,026
Equity securities	28	—	—	—	28
Money market funds (b)	2,457	—	—	—	2,457
Corporate bonds	—	1,572	—	—	1,572
Other debt securities	—	2,311	—	—	2,311
Foreign covered bonds	2,722	668	—	—	3,390
Alt-A RMBS (c)	—	1,968	—	—	1,968
Prime RMBS (c)	—	981	—	—	981
Subprime RMBS (c)	—	134	—	—	134
Total available-for-sale	23,040	71,794	44	—	94,878
Trading assets:
Debt and equity instruments (b)	2,710	5,227	11	—	7,948
Derivative assets not designated as hedging:
Interest rate	2	19,877	10	(17,877)	2,012
Foreign exchange	4,028	212	1	(2,239)	2,002
Equity	112	283	31	(163)	263
Total derivative assets not designated as hedging	4,142	20,372	42	(20,279)	4,277
Total trading assets	6,852	25,599	53	(20,279)	12,225
Other assets:
Derivative assets designated as hedging:
Interest rate	—	897	—	—	897
Foreign exchange	238	—	—	—	238
Total other assets - derivative assets	238	897	—	—	1,135
Other assets (d)	112	101	112	—	325
Total other assets	350	998	112	—	1,460
Subtotal assets of operations at fair value	30,242	98,391	209	(20,279)	108,563
Percentage of assets prior to netting	24%	76%	—%
Assets of consolidated investment management funds:
Trading assets	17	10,339	44	—	10,400
Other assets	691	145	—	—	836
Total assets of consolidated investment management funds	708	10,484	44	—	11,236
Total assets	$30,950	$108,875	$253	$(20,279)	$119,799
Percentage of assets prior to netting	22%	78%	—%
BNY Mellon 86

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,553	$962	$—	$—	$2,515
Derivative liabilities not designated as hedging:
Interest rate	—	20,261	115	(16,666)	3,710
Foreign exchange	3,931	145	—	(1,913)	2,163
Equity and other contracts	46	441	55	(163)	378
Total derivative liabilities not designated as hedging	3,977	20,847	170	(18,742)	6,252
Total trading liabilities	5,530	21,809	170	(18,742)	8,767
Long-term debt (b)	—	341	—	—	341
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	251	—	—	251
Foreign exchange	59	—	—	—	59
Total other liabilities - derivative liabilities	59	251	—	—	310
Subtotal liabilities at fair value	5,589	22,401	170	(18,742)	9,418
Percentage of liabilities prior to netting	20%	80%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	9,908	—	—	9,908
Other liabilities	—	34	—	—	34
Total liabilities of consolidated investment management funds	—	9,942	—	—	9,942
Total liabilities	$5,589	$32,343	$170	$(18,742)	$19,360
Percentage of liabilities prior to netting	15%	85%	—%

a)
ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities, and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust.

(d)	Includes private equity investments, seed capital and a brokerage account.

87 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$18,003	$—	$—	$—	$18,003
U.S. Government agencies	—	1,074	—	—	1,074
Sovereign debt	41	9,383	—	—	9,424
State and political subdivisions (b)	—	6,077	45	—	6,122
Agency RMBS	—	34,193	—	—	34,193
Alt-A RMBS	—	279	—	—	279
Prime RMBS	—	728	—	—	728
Subprime RMBS	—	452	—	—	452
Other RMBS	—	2,794	—	—	2,794
Commercial MBS	—	3,139	—	—	3,139
Asset-backed CLOs	—	1,282	—	—	1,282
Other asset-backed securities	—	2,131	—	—	2,131
Equity securities	27	—	—	—	27
Money market funds (b)	2,190	—	—	—	2,190
Corporate bonds	—	1,585	—	—	1,585
Other debt securities	—	2,368	—	—	2,368
Foreign covered bonds	2,995	723	—	—	3,718
Alt-A RMBS (c)	—	1,970	—	—	1,970
Prime RMBS (c)	—	1,010	—	—	1,010
Subprime RMBS (c)	—	130	—	—	130
Total available-for-sale	23,256	69,318	45	—	92,619
Trading assets:
Debt and equity instruments (b)	912	4,116	48	—	5,076
Derivative assets not designated as hedging:
Interest rate	36	22,734	19	(20,042)	2,747
Foreign exchange	3,364	148	1	(2,171)	1,342
Equity	121	152	38	(98)	213
Total derivative assets not designated as hedging	3,521	23,034	58	(22,311)	4,302
Total trading assets	4,433	27,150	106	(22,311)	9,378
Other assets:
Derivative assets designated as hedging:
Interest rate	—	928	—	—	928
Foreign exchange	61	—	—	—	61
Total derivative assets	61	928	—	—	989
Other assets (d)	96	116	120	—	332
Total other assets	157	1,044	120	—	1,321
Subtotal assets of operations at fair value	27,846	97,512	271	(22,311)	103,318
Percentage of assets prior to netting	22%	78%	—%
Assets of consolidated investment management funds:
Trading assets	182	10,735	44	—	10,961
Other assets	390	130	—	—	520
Total assets of consolidated investment management funds	572	10,865	44	—	11,481
Total assets	$28,418	$108,377	$315	$(22,311)	$114,799
Percentage of assets prior to netting	21%	79%	—%

BNY Mellon 88

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,121	$659	$—	$—	$1,780
Derivative liabilities not designated as hedging:
Interest rate	—	23,173	168	(19,069)	4,272
Foreign exchange	3,535	97	—	(1,823)	1,809
Equity	91	266	56	(98)	315
Total derivative liabilities not designated as hedging	3,626	23,536	224	(20,990)	6,396
Total trading liabilities	4,747	24,195	224	(20,990)	8,176
Long-term debt (b)	—	345	—	—	345
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	343	—	—	343
Foreign exchange	361	—	—	—	361
Total other liabilities - derivative liabilities	361	343	—	—	704
Subtotal liabilities at fair value	5,108	24,883	224	(20,990)	9,225
Percentage of liabilities prior to netting	17%	82%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	—	10,152	—	—	10,152
Other liabilities	—	29	—	—	29
Total liabilities of consolidated investment management funds	—	10,181	—	—	10,181
Total liabilities	$5,108	$35,064	$224	$(20,990)	$19,406
Percentage of liabilities prior to netting	13%	87%	—%

(a)
ASC 815 permits the netting of derivative receivables and derivative payables under legally enforceable master netting agreements and permits the netting of cash collateral. Netting is applicable to derivatives not designated as hedging instruments included in trading assets or trading liabilities, and derivatives designated as hedging instruments included in other assets or other liabilities. Netting is allocated to the derivative products based on the net fair value of each product.

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust.

(d)	Includes private equity investments, seed capital and a brokerage account.

89 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2013					Dec. 31, 2012
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Alt-A RMBS, originated in:
2006-2007	$117	—%	—%	—%	100%	$111	—%	—%	—%	100%
2005	109	—	—	—	100	107	—	—	—	100
2004 and earlier	59	3	9	25	63	61	4	9	25	62
Total Alt-A RMBS	$285	1%	2%	5%	92%	$279	1%	2%	6%	91%
Prime RMBS, originated in:
2007	$102	—%	—%	45%	55%	$106	—%	—%	45%	55%
2006	63	—	—	—	100	70	—	—	—	100
2005	160	—	43	—	57	215	—	33	7	60
2004 and earlier	291	9	42	8	41	337	16	42	7	35
Total prime RMBS	$616	5%	31%	11%	53%	$728	7%	29%	12%	52%
Subprime RMBS, originated in:
2005	$111	—%	8%	37%	55%	$108	4%	8%	34%	54%
2004 and earlier	325	2	5	6	87	344	3	4	6	87
Total subprime RMBS	$436	2%	5%	14%	79%	$452	3%	5%	13%	79%
Commercial MBS - Domestic, originated in:
2009-2012	$322	93%	7%	—%	—%	$283	97%	3%	—%	—%
2008	24	59	41	—	—	24	59	41	—	—
2007	682	78	16	6	—	707	78	16	6	—
2006	834	85	15	—	—	900	85	14	1	—
2005	618	98	1	1	—	640	98	1	1	—
2004 and earlier	267	96	4	—	—	285	100	—	—	—
Total commercial MBS - Domestic	$2,747	88%	10%	2%	—%	$2,839	89%	9%	2%	—%
Foreign covered bonds:
Canada	$869	100%	—%	—%	—%	$925	100%	—%	—%	—%
United Kingdom	732	100	—	—	—	756	100	—	—	—
Germany	624	98	2	—	—	866	98	2	—	—
Netherlands	282	100	—	—	—	360	100	—	—	—
Other	883	100	—	—	—	811	100	—	—	—
Total foreign covered bonds	$3,390	100%	—%	—%	—%	$3,718	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,657	84%	16%	—%	—%	$1,873	79%	19%	2%	—%
Netherlands	812	100	—	—	—	841	100	—	—	—
Ireland	157	16	—	—	84	161	15	—	—	85
Italy	116	—	100	—	—	125	—	100	—	—
Australia	69	94	6	—	—	77	94	6	—	—
Germany	63	—	3	—	97	68	—	9	—	91
Total European floating rate notes - available-for-sale	$2,874	80%	13%	—%	7%	$3,145	77%	15%	2%	6%
Sovereign debt:
United Kingdom	$4,487	100%	—%	—%	—%	$4,771	100%	—%	—%	—%
Germany	2,204	100	—	—	—	1,646	100	—	—	—
Netherlands	1,990	100	—	—	—	2,054	100	—	—	—
France	1,352	100	—	—	—	897	100	—	—	—
Other	55	100	—	—	—	56	100	—	—	—
Total sovereign debt	$10,088	100%	—%	—%	—%	$9,424	100%	—%	—%	—%
Alt-A RMBS (b), originated in:
2006-2007	$1,138	—%	—%	—%	100%	$1,128	—%	—%	—%	100%
2005	615	—	4	1	95	622	4	—	1	95
2004 and earlier	215	—	—	13	87	220	—	2	12	86
Total Alt-A RMBS (b)	$1,968	—%	1%	2%	97%	$1,970	1%	—%	2%	97%
Prime RMBS (b), originated in:
2006-2007	$586	—%	—%	—%	100%	$601	—%	—%	—%	100%
2005	366	—	1	1	98	378	—	1	2	97
2004 and earlier	29	—	7	24	69	31	—	8	24	68
Total prime RMBS (b)	$981	—%	—%	1%	99%	$1,010	—%	1%	1%	98%
Subprime RMBS (b), originated in:
2005-2007	$98	—%	—%	—%	100%	$94	—%	—%	—%	100%
2004 and earlier	36	1	5	37	57	36	5	—	36	59
Total subprime RMBS (b)	$134	—%	1%	10%	89%	$130	2%	—%	10%	88%

(a)	At March 31, 2013 and Dec. 31, 2012, foreign covered bonds were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Previously included in the Grantor Trust.

BNY Mellon 90

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

The Company has a Level 3 Pricing Committee which evaluates the valuation techniques used in determining the fair value of Level 3 assets and liabilities.

The tables below include a roll forward of the balance sheet amounts for the quarter ended March 31, 2013 and 2012 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	44
Transfers out of Level 3	—		—		(5)		—		(5)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	(1)	(b)	3	(c)	(11)	(c)	(5)	(d)	(14)	—	(e)
Purchases, sales and settlements:
Purchases	—		—		—		3		3	—
Sales	—		(40)		—		(6)		(46)	—
Fair value at March 31, 2013	$44		$11		$42		$112		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(11)		$(2)		$(13)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended March 31, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2012	$224		$224
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(56)	(b)	(56)
Settlements	2		2
Fair value at March 31, 2013	$170		$170
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(27)		$(27)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

91 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157		$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(3)	(b)	(3)	(c)	(25)	(c)	3	(d)	(28)
Purchases, sales and settlements:
Purchases	—		—		—		—		3		3
Sales	—		—		(2)		—		(4)		(6)
Settlements	(2)		—		—		—		(8)		(10)
Fair value at March 31, 2012	$43		$—		$58		$72		$151		$324
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					(3)		(25)		—		(28)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the year ended March 31, 2012
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(68)	(b)	(68)
Fair value at March 31, 2012	$246		$246
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(51)		$(51)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2013 and Dec. 31, 2012, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2013 and Dec. 31, 2012.

Assets measured at fair value on a nonrecurring basis at March 31, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$178	$21	$199
Other assets (b)	—	52	—	52
Total assets at fair value on a nonrecurring basis	$—	$230	$21	$251

BNY Mellon 92

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2012				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$183	$23	$206
Other assets (b)	—	79	—	79
Total assets at fair value on a nonrecurring basis	$—	$262	$23	$285

(a)
During the quarters ended March 31, 2013 and Dec. 31, 2012, the fair value of these loans was reduced $2 million and $2 million, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at March 31, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$44	Discounted cash flow	Expected credit loss	6%-37%
Trading assets:
Debt and equity instruments:
Distressed debt	11	Discounted cash flow	Expected maturity	1-15 years
			Credit spreads	200-1,000 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	10	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-16%
Foreign exchange contracts:
Long-term foreign exchange options	1	Option pricing model (a)	Long-term foreign exchange volatility	18%
Equity:
Equity options	31	Option pricing model (a)	Long-term equity volatility	23%-28%
Measured on a nonrecurring basis:
Loans	21	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-30%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at March 31, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$115	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-16%
Equity:
Equity options	55	Option pricing model (a)	Long-term equity volatility	22%-28%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

93 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions we used at March 31, 2013 and Dec. 31, 2012 include discount rates ranging principally from 0.20% to 4.87%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

A summary of the practices used for determining fair value and the respective level in the valuation hierarchy for financial assets and liabilities not recorded at fair value follows.

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

Securities held-to-maturity

Where quoted prices are available in an active market for identical assets and liabilities, we classify the securities as Level 1 within the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include U.S. Treasury securities.

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

BNY Mellon 94

Notes to Consolidated Financial Statements (continued)

These loans are generally classified as Level 2 within the valuation hierarchy.

Other financial assets

Other financial assets include cash, the Federal Reserve Bank stock and accrued interest receivable. Cash is classified as Level 1 within the valuation hierarchy. The Federal Reserve Bank stock is not redeemable or transferable. The estimated fair value of the Federal Reserve Bank stock is based on the issue price and is classified as Level 2 within the valuation hierarchy. Accrued interest receivable is generally short-term. As a result, book value is considered to equal fair value. Accrued interest receivable is included as Level 2 within the valuation hierarchy.

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

Payables to customers and broker-dealers

The estimated fair value of payables to customers and broker-dealers is equal to the book value, due to the demand feature of the payables to customers and broker-dealers, and are classified as Level 2 within the valuation hierarchy.

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

95 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2013 and Dec. 31, 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

Summary of financial instruments	March 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$78,125	$—	$78,125	$78,125
Interest-bearing deposits with banks	—	40,914	—	40,914	40,888
Federal funds sold and securities purchased under resale agreements	—	7,004	—	7,004	7,004
Securities held-to-maturity	2,277	9,568	—	11,845	11,678
Loans	—	46,800	—	46,800	46,667
Other financial assets	4,440	1,060	—	5,500	5,500
Total	$6,717	$183,471	$—	$190,188	$189,862
Liabilities:
Noninterest-bearing deposits	$—	$80,915	$—	$80,915	$80,915
Interest-bearing deposits	—	158,638	—	158,638	158,757
Federal funds purchased and securities sold under repurchase agreements	—	8,602	—	8,602	8,602
Payables to customers and broker-dealers	—	14,986	—	14,986	14,986
Borrowings	—	1,033	—	1,033	1,033
Long-term debt	—	20,360	—	20,360	19,513
Total	$—	$284,534	$—	$284,534	$283,806

Summary of financial instruments	Dec. 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$90,110	$—	$90,110	$90,110
Interest-bearing deposits with banks	—	43,936	—	43,936	43,910
Federal funds sold and securities purchased under resale agreements	—	6,593	—	6,593	6,593
Securities held-to-maturity	1,070	7,319	—	8,389	8,205
Loans	—	44,031	—	44,031	44,010
Other financial assets	4,727	1,115	—	5,842	5,842
Total	$5,797	$193,104	$—	$198,901	$198,670
Liabilities:
Noninterest-bearing deposits	$—	$93,019	$—	$93,019	$93,019
Interest-bearing deposits	—	153,030	—	153,030	153,076
Federal funds purchased and securities sold under repurchase agreements	—	7,427	—	7,427	7,427
Payables to customers and broker-dealers	—	16,095	—	16,095	16,095
Borrowings	—	1,883	—	1,883	1,883
Long-term debt	—	19,397	—	19,397	18,530
Total	$—	$290,851	$—	$290,851	$290,030

BNY Mellon 96

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At March 31, 2013:
Interest-bearing deposits with banks	$6,932	$6,932	$88	$(27)
Securities available-for-sale	6,152	6,088	101	(246)
Deposits	10	10	1	—
Long-term debt	15,088	14,414	795	(5)
At Dec. 31, 2012:
Interest-bearing deposits with banks	$11,328	$11,328	$38	$(224)
Securities available-for-sale	5,597	5,355	12	(339)
Deposits	10	10	1	—
Long-term debt	15,100	14,314	911	(4)

Note 16—Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	March 31, 2013	Dec. 31, 2012
Assets of consolidated investment management funds:
Trading assets	$10,400	$10,961
Other assets	836	520
Total assets of consolidated investment management funds	$11,236	$11,481
Liabilities of consolidated investment management funds:
Trading liabilities	$9,908	$10,152
Other liabilities	34	29
Total liabilities of consolidated investment management funds	$9,942	$10,181

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Mark-to-market valuation best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income of consolidated investment management funds.

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At March 31, 2013, the fair value of this long-term debt was $341 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2013	March 31, 2012
Changes in the fair value of long-term debt (a)	$4	$6

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

Note 17 - Derivative instruments

We use derivatives to manage exposure to market risk including interest rate risk, equity price risk and foreign currency risk, as well as credit risk. Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades. In addition, we periodically manage positions for our own account. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations.

The notional amounts for derivative financial instruments express the dollar volume of the

97 BNY Mellon

Notes to Consolidated Financial Statements (continued)

transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first quarter of 2013. Counterparty default losses were less than $1 million in the first quarter of 2012.

Hedging derivatives

We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations. For hedges of available-for-sale investment securities, deposits and long-term debt, the hedge documentation specifies the terms of the hedged items and the interest rate swaps and indicates that the derivative is hedging a fixed rate item and is a fair value hedge, that the hedge exposure is to the changes in the fair value of the hedged item due to changes in benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The available-for-sale investment securities hedged consist of sovereign debt and U.S. Treasury bonds that had original maturities of 30 years or less at initial purchase. The swaps on the sovereign debt and U.S. Treasury bonds are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2013, $5.9 billion face amount of securities were hedged with interest rate swaps that had notional values of $6.1 billion.

The hedged fixed rate deposits have original maturities of approximately ten years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At March 31, 2013, $10 million face amount of deposits were hedged with interest rate swaps that had notional values of $10 million.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2013, $14 billion par value of debt was hedged with interest rate swaps that had notional values of $14 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2013, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $139 million (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Swedish Krona, British Pound, Danish Krone, Norwegian Krone and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of March 31, 2013, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $6.9 billion (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward

BNY Mellon 98

Notes to Consolidated Financial Statements (continued)

foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2013, forward foreign exchange contracts with notional amounts totaling $5.2 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2013, had a combined U.S. dollar equivalent value of $500 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2012
Fair value hedges of securities	4.6	(1.6)	3.4
Fair value hedges of deposits and long-term debt	(0.3)	(7.5)	(3.5)
Cash flow hedges	0.1	—	0.1
Other (a)	(0.1)	1.7	(0.1)
Total	$4.3	$(7.4)	$(0.1)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2013 and Dec. 31, 2012.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012	March 31, 2013	Dec. 31, 2012
Derivatives designated as hedging instruments (a):
Interest rate contracts	$20,512	$19,679	$897	$928	$251	$343
Foreign exchange contracts	12,303	16,805	238	61	59	361
Total derivatives designated as hedging instruments			$1,135	$989	$310	$704
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$824,106	$796,155	$19,889	$22,789	$20,376	$23,341
Foreign exchange contracts	407,468	359,204	4,241	3,513	4,076	3,632
Equity contracts	10,976	11,375	426	311	541	413
Credit contracts	151	166	—	—	1	—
Total derivatives not designated as hedging instruments			$24,556	$26,613	$24,994	$27,386
Total derivatives fair value (c)			$25,691	$27,602	$25,304	$28,090
Effect of master netting agreements (d)			(20,279)	(22,311)	(18,742)	(20,990)
Fair value after effect of master netting agreements			$5,412	$5,291	$6,562	$7,100

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Master netting agreements are reported net of cash collateral received and paid of $1,709 million and $172 million, respectively, at March 31, 2013, and $1,452 million and $131 million, respectively, at Dec. 31, 2012.

At March 31, 2013, $473 billion (notional) of interest rate contracts will mature within one year, $188 billion between one and five years, and $184 billion after five years. At March 31, 2013, $405 billion (notional) of foreign exchange contracts will mature within one year, $6 billion between one and five years, and $9 billion after five years.

99 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		1Q13	4Q12	1Q12		1Q13	4Q12	1Q12
Interest rate contracts	Net interest revenue	$75	$39	$127	Net interest revenue	$(71)	$(48)	$(127)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q13	4Q12	1Q12		1Q13	4Q12	1Q12		1Q13	4Q12	1Q12
FX contracts	$2	$(3)	$(2)	Net interest revenue	$1	$(4)	$(5)	Net interest revenue	$—	$—	$—
FX contracts	2	(3)	3	Other revenue	—	1	1	Other revenue	0.1	—	0.1
FX contracts	183	939	342	Trading revenue	183	939	342	Trading revenue	—	—	—
FX contracts	(2)	(1)	(1)	Salary expense	—	—	(2)	Salary expense	—	—	—
Total	$185	$932	$342		$184	$936	$336		$0.1	$—	$0.1

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q13	4Q12	1Q12		1Q13	4Q12	1Q12		1Q13	4Q12	1Q12
FX contracts	$167	$(19)	$(139)	Net interest revenue	$—	$—	$—	Other revenue	$(0.1)	$1.7	$(0.1)
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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
(in millions)	1Q13	4Q12	1Q12
Foreign exchange	$149	$106	$136
Other trading revenue:
Fixed income	8	25	47
Equity/other	4	8	8
Total other trading revenue	12	33	55
Total	$161	$139	$191

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, and fixed income securities. Equity/Other

BNY Mellon 100

Notes to Consolidated Financial Statements (continued)

primarily includes revenue from equity securities and equity derivatives.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2013 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$824	million
Baa2/BBB	$993	million
Bal/BB+	$2,010	million

(a)	The change between rating categories is incremental, not cumulative.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2013, existing collateral arrangements would have required us to have posted an additional $576 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

101 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of financial assets and derivative assets
	March 31, 2013				Dec. 31, 2012
(in millions)	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$19,366	$17,877		$1,489	$22,234	$20,042		$2,192
Foreign exchange contracts	4,248	2,239		2,009	3,255	2,171		1,084
Equity and other contracts	320	163		157	264	98		166
Total derivatives subject to netting arrangements	23,934	20,279		3,655	25,753	22,311		3,442
Total derivatives not subject to netting arrangements	1,757	—		1,757	1,849	—		1,849
Total derivatives	25,691	20,279		5,412	27,602	22,311		5,291
Reverse repurchase agreements	1,085	269	(b)	816	1,477	137	(b)	1,340
Total	$26,776	$20,548		$6,228	$29,079	$22,448		$6,631

(a)
Includes the effect of netting agreements and net cash collateral paid. The offset related to the over-the-counter derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of reverse repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Offsetting of financial liabilities and derivative liabilities
	March 31, 2013				Dec. 31, 2012
(in millions)	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$20,313	$16,666		$3,647	$23,274	$19,069		$4,205
Foreign exchange contracts	4,115	1,913		2,202	3,423	1,823		1,600
Equity and other contracts	380	163		217	310	98		212
Total derivatives subject to netting arrangements	24,808	18,742		6,066	27,007	20,990		6,017
Total derivatives not subject to netting arrangements	496	—		496	1,083	—		1,083
Total derivatives	25,304	18,742		6,562	28,090	20,990		7,100
Repurchase agreements	2,308	269	(b)	2,039	2,443	137	(b)	2,306
Total	$27,612	$19,011		$8,601	$30,533	$21,127		$9,406

(a)
Includes the effect of netting agreements and net cash collateral received. The offset related to the over-the-counter derivatives was allocated to the various types of derivatives based on the net positions.

(b)
Offsetting of repurchase agreements relates to our involvement in the Fixed Income Clearing Corporation, where we settle government securities transactions on a net basis for payment and delivery through the Fedwire system.

Note 18 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2013 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

BNY Mellon 102

Notes to Consolidated Financial Statements (continued)

Financial institutions portfolio exposure (in billions)	March 31, 2013
	Loans	Unfunded commitments	Total exposure
Banks	$8.6	$1.9	$10.5
Securities industry	3.6	1.9	5.5
Asset managers	1.3	3.5	4.8
Insurance	0.2	4.1	4.3
Government	—	3.0	3.0
Other	0.1	1.1	1.2
Total	$13.8	$15.5	$29.3

Commercial portfolio exposure (in billions)	March 31, 2013
	Loans	Unfunded commitments	Total exposure
Services and other	$0.5	$5.9	$6.4
Energy and utilities	0.6	5.8	6.4
Manufacturing	0.3	5.5	5.8
Media and telecom	0.1	1.5	1.6
Total	$1.5	$18.7	$20.2

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	March 31,	Dec. 31,
(in millions)	2013	2012
Lending commitments (a)	$31,522	$31,265
Standby letters of credit (b)	7,129	7,167
Commercial letters of credit	156	219
Securities lending indemnifications	251,977	245,717

(a)	Net of participations totaling $612 million at March 31, 2013 and $350 million at Dec. 31, 2012.

(b)	Net of participations totaling $1.0 billion at March 31, 2013 and $1.0 billion at Dec. 31, 2012.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.2 billion in less than one year, $21.9 billion in one to five years and $0.4 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $7.1 billion at March 31, 2013 and $7.2 billion at Dec. 31, 2012, and includes $677 million and $781 million that were collateralized with cash and securities at March 31, 2013 and Dec. 31, 2012, respectively. At March 31, 2013, $3.9 billion of the SBLCs will expire within one year and $3.2 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 - Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $121 million at March 31, 2013 and $121 million at Dec. 31, 2012.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31,	Dec. 31,
	2013	2012
Investment grade	91%	93%
Noninvestment grade	9%	7%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a

103 BNY Mellon

Notes to Consolidated Financial Statements (continued)

buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $156 million at March 31, 2013 compared with $219 million at Dec. 31, 2012.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide cash collateral with a value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $259 billion at March 31, 2013 and $253 billion at Dec. 31, 2012.

We expect many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

Exposure for certain administrative errors

In connection with certain funds that we manage, we may be liable to the funds for certain administrative errors. The errors relate to questions about the resident status of certain offshore tax exempt funds, potentially exposing the Company to a tax liability related to the funds’ earnings. The Company is in discussions with tax authorities regarding the funds. In addition to amounts accrued, we believe it is reasonably possible that we could have a potential additional exposure of up to $175 million.

Indemnification Arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2013 and Dec. 31, 2012, we had no material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2013 and Dec. 31, 2012, we have not recorded any material liabilities under these arrangements.

BNY Mellon 104

Notes to Consolidated Financial Statements (continued)

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

In view of the inherent unpredictability of outcomes in litigation and regulatory matters, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and regulatory matters, including a possible eventual loss, fine, penalty or business impact, if any, associated with each such matter. In accordance with applicable accounting guidance, BNY Mellon establishes accruals for litigation and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. BNY Mellon will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, BNY Mellon does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. BNY Mellon believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, exclusive of matters described in Note 11 of the Notes to Consolidated Financial Statements, subject to the accounting and reporting requirements of ASC 740 (FASB Interpretation 48), the aggregate range of such reasonably possible loss is up to $470 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on August 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On September 7, 2012, the bankruptcy trustee filed a petition for rehearing on the fraudulent transfer portion of the opinion and, on November 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. The appeal remains under consideration.

105 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Securities Lending Matters
As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from 2009 to 2013, and are currently pending in courts in New York, South Carolina, North Carolina and Illinois and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc. (“Sigma”), Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses.

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

On Nov. 13, 2012, Ivy entered into a settlement agreement with the New York State Attorney General, the U.S. Department of Labor, and the civil lawsuit plaintiffs that would settle all claims for $210 million. The settlement is subject to judicial approval, which the various courts have preliminarily given. A hearing on final approval was held March 15, 2013; we await the Court’s ruling.

On Dec. 8, 2010, the Trustee overseeing the Madoff liquidation sued many of the same defendants in bankruptcy court in New York, seeking to avoid withdrawals from Madoff investments made by various funds-of-funds (including six funds-of-funds managed by Ivy). On Oct. 12, 2012, Ivy and the Trustee entered into a written settlement agreement, agreeing to settle all claims for $2 million. The settlement was approved by the Bankruptcy Court on Dec. 4, 2012.

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

BNY Mellon 106

Notes to Consolidated Financial Statements (continued)

contractual obligations to the holders of the underlying securities, and seek unspecified damages.

On Dec. 21, 2012, The Bank of New York Mellon entered into a settlement agreement with the plaintiffs and the Federal Equity Receiver for Medical Capital Corporation and its affiliates. Under the terms of the settlement, The Bank of New York Mellon will make a payment of $114 million in exchange for a complete release of claims. The settlement was preliminarily approved on Feb. 28, 2013.

Foreign Exchange Matters
As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each intervened in a qui tam lawsuit pending in its jurisdiction, and, on Aug. 11, 2011, filed superseding complaints. On Nov. 9, 2012, the Virginia court, which had previously dismissed all of the claims against BNY Mellon, dismissed the lawsuit with prejudice by agreement of the parties. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting, claims under the Martin Act and state and city false claims acts. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs have since filed an amended complaint. Several plaintiffs also had their claims dismissed for improper venue and one refiled on Sept. 5, 2012 in a different California federal district court. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011 and 2012. The complaints, which assert claims including breach of contract and ERISA violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed 2011 and 2012 in state and federal court in New York. BNY Mellon has also been named in a qui tam lawsuit filed on May 22, 2012 in Massachusetts state court. To the extent these lawsuits are pending in federal court, they have been consolidated for pre-trial purposes in federal court in New York.

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

Tax Litigation
As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs.  BNY Mellon will appeal the Tax Court’s ruling. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

107 BNY Mellon

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

Note 19 - Lines of businesses

We have an internal information system that produces performance data along product and services lines for our two principal businesses and the Other segment.

Business accounting principles

Our business data has been determined on an internal management basis of accounting, rather than the generally accepted accounting principles used for consolidated financial reporting. These measurement principles are designed so that reported results of the businesses will track their economic performance.

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. In the first quarter of 2013, incentive expense related to restricted stock and certain corporate overhead charges were allocated to the Investment Management and Investment Services businesses which were previous included in the Other segment. All prior periods were restated to reflect these changes. Additionally, the results of the businesses for the first quarter of 2013 reflect higher internal crediting rates for domestic deposits, which are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. There was no impact to consolidated results.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report.

The primary types of revenue for our two principal businesses and the Other segment are presented below:

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

BNY Mellon 108

Notes to Consolidated Financial Statements (continued)

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

•	M&I expenses and restructuring charges are corporate level items and are therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$894	(a)	$1,860	$124	$2,878	(a)
Net interest revenue	62		653	4	719
Total revenue	956		2,513	128	3,597
Provision for credit losses	—		—	(24)	(24)
Noninterest expense	745		1,828	255	2,828
Income (loss) before taxes	$211	(a)	$685	$(103)	$793	(a)
Pre-tax operating margin (b)	22%		27%	N/M	22%
Average assets	$38,743		$238,374	$56,547	$333,664

(a)
Total fee and other revenue includes income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$933	(a)	$1,765	$183	$2,881	(a)
Net interest revenue	55		591	79	725
Total revenue	988		2,356	262	3,606
Provision for credit losses	—		—	(61)	(61)
Noninterest expense	762		1,830	233	2,825
Income before taxes	$226	(a)	$526	$90	$842	(a)
Pre-tax operating margin (b)	23%		22%	N/M	23%
Average assets	$37,750		$241,653	$56,592	$335,995

(a)
Total fee and other revenue includes income from consolidated investment management funds of $42 million, net of noncontrolling interests of $11 million, for a net impact of $31 million. Income before taxes includes noncontrolling interests of $11 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

109 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$852	(a)	$1,843	$175	$2,870	(a)
Net interest revenue	55		648	62	765
Total revenue	907		2,491	237	3,635
Provision for credit losses	—		16	(11)	5
Noninterest expense	670		1,846	240	2,756
Income before taxes	$237	(a)	$629	$8	$874	(a)
Pre-tax operating margin (b)	26%		25%	N/M	24%
Average assets	$36,473		$212,737	$52,134	$301,344

(a)
Total fee and other revenue includes income from consolidated investment management funds of $43 million, net of noncontrolling interests of $11 million, for a net impact of $32 million. Income before taxes includes noncontrolling interests of $11 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2013	2012
Transfers from loans to other assets for OREO	$1	$3
Change in assets of consolidated VIEs	245	262
Change in liabilities of consolidated VIEs	239	243
Change in noncontrolling interests of consolidated VIEs	27	39
Held-to-maturity securities not settled	2,608	—

BNY Mellon 110

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

In our 2012 Annual Report, we stated that our disclosure controls and procedures were effective as of December 31, 2012, except for our processes and procedures for reporting AUC/A.  We subsequently filed an Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 stating that our disclosure controls and procedures were not effective because of our processes and procedures for reporting
AUC/A.

As we previously indicated in our 2012 Annual Report, subsequent to December 31, 2012, we remediated our disclosure controls and procedures over the preparation of our AUC/A.  The errors relating to AUC/A are unrelated to our internal control over financial reporting.  As previously disclosed in our 2012 Annual Report, we are reviewing our process for the reporting of information included in our public filings and we have initiated plans to streamline and enhance the data collection processes and systems relating to AUC/A and other information in our public filings.  To date, the review has not resulted in any material changes to our publicly disclosed historical information.

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

111 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures; the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: Basel III and our estimated Basel III Tier 1 common equity ratio; a gain relating to our investment in ConvergEx; the closing and impact of the Sourcenet and Newton transactions; our decision to appeal the U.S. Tax Court’s ruling; the impact of the continued run-off of structured debt securitizations on our total annual revenue; our foreign exchange revenue; elevated levels of legal and litigation costs; operational excellence initiatives, targeted savings by the end of 2013, actual operating expenses and program costs; our effective tax rate; the seasonality impact on our business; estimations of market value impact on fee revenue and earnings per share; our tri-party repo business; the impact of significant changes in ratings classifications for our investment securities portfolio; assumptions with respect to residential mortgage-backed securities; effects of changes in projected loss severities and default rates on impairment charges; goals with respect to our commercial portfolio; statements on our credit strategies; our anticipated quarterly provision for credit losses in 2013; the effect of credit ratings on allowances; our liquidity cushion, liquidity ratios, liquidity asset buffer and potential uses of liquidity; a reduction in our Investment Services businesses; the impact of money market reform on deposit volumes; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including anticipated redemptions or other actions with regard to outstanding securities; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our share repurchase programs; balance sheet size and client deposit levels; assumptions with respect to the effects of changes in risk-weighted assets/quarterly average assets on capital ratios; our foreign exchange and other trading counterparty risk rating profile; estimations and assumptions on net interest revenue and net interest rate sensitivities; our earnings simulation model; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed accounting standards, legislation and regulation; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “confident,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the MD&A, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section included in our 2012 Annual Report, such as: government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards; operational risk; failure or circumvention of our controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks

BNY Mellon 112

Forward-looking Statements (continued)

inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; failure to successfully integrate strategic acquisitions; the ongoing Eurozone crisis, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union, continuing uncertainty in financial markets and weakness in the economy; low or volatile interest rates; continued market volatility; further writedowns of financial instruments that we own and other losses related to volatile and illiquid market conditions; dependence on our fee-based business for a substantial majority of our revenue; declines in capital markets on our fee-based businesses; the impact of a stable exchange-rate environment and declines in cross-border activity on our foreign exchange revenue; material reductions in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks from our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends and anti-takeover provisions in our certificate of incorporation and bylaws. Investors should consider all risks in our 2012 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

113 BNY Mellon

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2013. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases during first quarter of 2013
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share		Total shares repurchased as part of a publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Board authorized plans or programs at March 31, 2013
January 2013	4,515		$26.93		4,500	$295
February 2013	3,517		27.59		3,250	205
March 2013	1,176		28.75		—	1,350	(b)
First quarter of 2013	9,208	(a)	$27.42	(a)	7,750	$1,350	(b)

(a)
Includes 1,458 shares repurchased at a purchase price of $41 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $27.21.

(b)
On March 13, 2012, in connection with the Federal Reserve’s non-objection to our 2012 capital plan, the Board of Directors authorized a stock purchase program providing for the repurchase of an aggregate of $1.16 billion of common stock. While there is no expiration date on the prior share repurchase authorization, BNY Mellon does not intend to use the prior authorization for any future share repurchases. On March 14, 2013, in connection with the Federal Reserve’s non-objection to our 2013 capital plan, the Board of Directors authorized a new stock purchase program providing for the repurchase of an aggregate of $1.35 billion of common stock beginning in the second quarter of 2013 and continuing through the first quarter of 2014. The share repurchase program may be executed through open market purchases or privately negotiated transactions at such prices, times and upon such other terms as may be determined from time to time.

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

The list of exhibits required to be filed as exhibits to this report are listed on page 116 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon 114

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 115

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

4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2013. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

N/A

BNY Mellon 116

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

117 BNY Mellon