Form 10-Q
period 2013-06-30
Bank of New York Mellon CORP
filed 2013-08-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
June 30, 2013
Common Stock, $0.01 par value	1,150,476,690

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter of 2013 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key second quarter 2013 and subsequent events	4
Highlights of second quarter 2013 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Review of businesses	16
Critical accounting estimates	26
Consolidated balance sheet review	27
Liquidity and dividends	40
Capital	44
Trading activities and risk management	48
Foreign exchange and other trading	49
Asset/liability management	50
Off-balance sheet arrangements	51
Supplemental information - Explanation of Non-GAAP financial measures	52
Recent accounting and regulatory developments	57
Website information	64

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	65
Consolidated Comprehensive Income Statement (unaudited)	67
Consolidated Balance Sheet (unaudited)	68
Consolidated Statement of Cash Flows (unaudited)	69
Consolidated Statement of Changes in Equity (unaudited)	70

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended				Year-to-date
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2013	March 31, 2013		June 30, 2012	June 30, 2013	June 30, 2012
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income (loss)	$833	$(266)		$466	$567	$1,085
Basic EPS	0.71	(0.23)		0.39	0.48	0.91
Diluted EPS (a)	0.71	(0.23)		0.39	0.48	0.90

Fee and other revenue	$3,187	$2,844		$2,826	$6,031	$5,664
Income from consolidated investment management funds	65	50		57	115	100
Net interest revenue	757	719		734	1,476	1,499
Total revenue	$4,009	$3,613		$3,617	$7,622	$7,263

Return on common equity (annualized) (b)	9.7%	N/M		5.5%	3.3%	6.4%
Non-GAAP (b)	10.5%	7.8%		8.9%	9.1%	8.9%

Return on tangible common equity (annualized) – Non-GAAP (b)	25.0%	N/M		15.7%	9.5%	18.3%
Non-GAAP adjusted (b)	25.2%	18.5%		22.4%	21.9%	22.7%

Return on average assets (annualized)	0.99%	N/M		0.61%	0.34%	0.72%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	78%		78%	79%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$254	$229		$233	$242	$233

Percentage of non-U.S. total revenue (c)	36%	35%		37%	36%	37%

Pre-tax operating margin (b)	30%	22%		16%	26%	20%
Non-GAAP adjusted (b)	32%	26%		29%	29%	29%

Net interest margin (FTE)	1.15%	1.11%		1.25%	1.13%	1.28%

Assets under management at period end (in billions) (d)	$1,432	$1,429		$1,299	$1,432	$1,299
Assets under custody and/or administration at period end (in trillions) (e)	$26.2	$26.3		$25.2	$26.2	$25.2
Market value of securities on loan at period end (in billions) (f)	$255	$244		$267	$255	$267

Average common shares and equivalents outstanding (in thousands):
Basic	1,152,545	1,158,819		1,181,350	1,155,667	1,187,649
Diluted	1,155,981	1,158,819	(a)	1,182,985	1,159,169	1,189,264

Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (b)(g)	9.3%	9.4%		8.7%	9.3%	8.7%
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	13.2%	12.2%	(h)	13.2%	13.2%	13.2%
Basel I Tier 1 capital ratio	14.8%	13.6%	(h)	14.7%	14.8%	14.7%
Basel I Total (Tier 1 plus Tier 2) capital ratio	15.8%	14.7%	(h)	16.4%	15.8%	16.4%
Basel I leverage capital ratio	5.3%	5.2%		5.5%	5.3%	5.5%
BNY Mellon shareholders’ equity to total assets ratio (b)	10.0%	10.0%		10.5%	10.0%	10.5%
BNY Mellon common shareholders’ equity to total assets ratio (b)	9.5%	9.7%		10.3%	9.5%	10.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	5.8%	5.9%		6.1%	5.8%	6.1%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per share amounts and unless otherwise noted)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Selected average balances:
Interest-earning assets	$268,481	$265,754	$239,755	$267,124	$238,042
Assets of operations	$325,931	$322,161	$293,718	$324,055	$291,808
Total assets	$337,455	$333,664	$305,002	$335,569	$303,172
Interest-bearing deposits	$151,219	$147,728	$130,482	$149,484	$127,959
Noninterest-bearing deposits	$70,648	$70,337	$62,860	$70,493	$64,737
Preferred stock	$1,350	$1,068	$60	$1,210	$30
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,467	$34,898	$34,123	$34,681	$33,920

Other information at period end:
Cash dividends per common share	$0.15	$0.13	$0.13	$0.28	$0.26
Common dividend payout ratio (i)	21%	N/M	33%	58%	29%
Common dividend yield (annualized)	2.1%	1.9%	2.4%	2.0%	2.4%
Closing common stock price per common share	$28.05	$27.99	$21.95	$28.05	$21.95
Market capitalization	$32,271	$32,487	$25,929	$32,271	$25,929
Book value per common share – GAAP (b)	$29.83	$29.83	$28.81	$29.83	$28.81
Tangible book value per common share – Non-GAAP (b)	$12.41	$12.47	$11.47	$12.41	$11.47

Full-time employees	49,800	49,700	48,300	49,800	48,300

Common share outstanding (in thousands)	1,150,477	1,160,647	1,181,298	1,150,477	1,181,298

(a)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

(b)	See “Supplemental information – Explanation of Non-GAAP financial measures” beginning on page 52 for a calculation of these ratios.

(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at June 30, 2013 and $1.2 trillion at both March 31, 2013 and June 30, 2012.

(f)	Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities on loan at CIBC Mellon.

(g)
At June 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our preliminary interpretation of and expectations regarding the final rules released by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on July 2, 2013 and is presented under the Standardized Approach. This ratio was 9.8% under the Advanced Approach. For periods prior to June 30, 2013, these ratios were estimated using our interpretation of the Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) dated June 7, 2012, except as otherwise noted. Both the final rules and the NPRs require the Tier 1 common equity ratio to be the lower of the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. For all periods prepared under the NPRs prior to March 31, 2013, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. For all periods prior to June 30, 2013, Basel III risk-weightings for certain repo-style transactions were calculated under the Standardized Approach using the simple value-at-risk (“VaR”) method. At June 30, 2013, Basel III risk-weightings for these transactions were calculated under the Standardized Approach using the collateral haircut approach.

(h)
In the first quarter of 2013, BNY Mellon was required to implement the Basel 2.5 - final market risk rule. Implementation of these rules resulted in an approximately 35-40 basis points decrease to the Basel I Tier 1 common equity to risk-weighted assets ratio, the Basel I Tier 1 capital ratio and the Basel I Total capital ratio.

(i)	The common dividend payout ratio was 23% for the first six months of 2013 after adjusting for the charge related to the disallowance of certain foreign tax credits.
N/M – Not meaningful.

BNY Mellon 3

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

How we reported results

Throughout this Form 10-Q, measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 52 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of June 30, 2013, BNY Mellon had $26.2 trillion in assets under custody and/or administration, and $1.4 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create trade, hold, manage, service, distribute or restructure investments.

Key second quarter 2013 and subsequent events

ConvergEx

In the second quarter of 2013, ConvergEx, an entity in which BNY Mellon has a minority interest, completed a divestiture of its software platform business. As a result of the divestiture and other events, we recognized an after-tax gain of $109 million, or $0.09 per diluted common share, on our investment in ConvergEx in the second quarter of 2013.

Sale of SourceNet Solutions

On May 31, 2013, BNY Mellon sold SourceNet Solutions, our accounts payable outsourcing support services provider that was part of our Investment Services business. The impact of the sale was not significant on net income.

Agreement to Sell Newton’s Private Client Business

On Feb. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, announced an agreement to sell Newton’s private client business. The agreement covers 7% of

4 BNY Mellon

Newton’s assets under management valued at signing at £3.6 billion. The transaction is anticipated to close in the third quarter of 2013, subject to regulatory approval. We expect this transaction to be immaterial to our results of operations.

New Risk-Based and Leverage Regulatory Capital Rules

In July 2013, the federal banking agencies finalized rules (the “Final Rules”) revising the capital framework applicable to U.S. bank holding companies (“BHCs”) and banks. The Final Rules implement Basel III and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) for U.S. BHCs and banks (including by redefining the components of capital and establishing higher minimum percentages for applicable capital ratios) and substantially revise the agencies’ general risk-based capital rules in a manner designed to make them more risk sensitive. The Final Rules establish a graduated implementation schedule and will be principally phased-in by 2019. In general, the Final Rules largely adhere to the rules as initially proposed in June 2012 and as summarized in the Company’s 2012 Annual Report. At June 30, 2013, our estimated Basel III Tier 1 common equity ratio (Non-GAAP), which was based on our preliminary interpretation of and expectations regarding the Final Rules, was 9.3%. Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) was 9.4% at March 31, 2013 and 8.7% at Dec. 31, 2012 and was calculated using our interpretations of the Notices of Proposed Rulemaking (“NPRs”) dated June 7, 2012 released by Board of Governors of the Federal Reserve System (the “Federal Reserve”), except as otherwise noted in our discussions on our Basel III capital ratios. For additional information on the Final Rules, see “Capital” and “Recent accounting and regulatory developments - Regulatory developments”.

Supplementary Leverage Ratio Proposals

The Final Rules implement, among other things, for Advanced Approaches banking organizations, including the Company, a new Basel III-based supplementary leverage ratio of 3%, to become effective Jan. 1, 2018. The Basel Committee and the U.S. banking agencies are each independently considering potential changes to the supplementary leverage ratio that, individually or taken together, could make it substantially more restrictive.

In June 2013, the Basel Committee issued a consultative document proposing revisions to the supplementary leverage ratio’s denominator. The proposed revisions would broaden the denominator’s scope to expand exposure calculations for derivatives and related collateral, written credit derivatives (from the perspective of the organization serving as the seller of credit protection), and securities financing transactions, including indemnified agented securities lending transactions.

Separately, on July 9, 2013, the U.S. banking agencies proposed revisions to the supplementary leverage ratio under a notice of proposed rulemaking that would only apply to the largest U.S. BHCs and banks. The July 9 proposal would increase the supplementary leverage requirement for affected holding companies to exceed 5%. In addition, this proposal would establish a supplementary leverage ratio “well-capitalized” threshold of 6% for affected insured depository institutions under the U.S. banking agencies prompt corrective action framework. The proposal indicated the agencies would also be considering the principles set forth in the Basel Committee’s consultative document.

For additional information regarding the supplementary leverage ratio proposals, see “Recent accounting and regulatory developments - Regulatory developments”.

Highlights of second quarter 2013 results

In the second quarter of 2013, we reported net income applicable to common shareholders of BNY Mellon of $833 million, or $0.71 per diluted common share, including an after-tax gain of $109 million, or $0.09 per diluted common share, related to an equity investment. These results compare with net income applicable to common shareholders of $466 million, or $0.39 per diluted common share including a litigation charge of $212 million (after-tax) or $0.18 per common share, in the second quarter of 2012. In the first quarter of 2013, we recorded a net loss of $266 million, or $0.23 per diluted common share, which included a charge of $854 million, or $0.73 per common share, related to the U.S. Tax Court’s disallowance of certain foreign tax credits.

BNY Mellon 5

Highlights of second quarter 2013 include:

•
Assets under custody and/or administration (“AUC/A”) totaled $26.2 trillion at June 30, 2013 compared with $25.2 trillion at June 30, 2012 and $26.3 trillion at March 31, 2013. The increase of 4% year-over-year primarily reflects higher equity market values and net new business. (See the “Investment Services business” beginning on page 22.)

•
Assets under management (“AUM”) totaled a $1.43 trillion at June 30, 2013 compared with $1.30 trillion at June 30, 2012 and $1.43 trillion at March 31, 2013. The year-over-year increase of 10% primarily resulted from net new business and higher equity market values. (See the “Investment Management business” beginning on page 19).

•
Investment services fees increased 4% in the second quarter of 2013 compared with the second quarter of 2012. The increase was driven by higher asset servicing, issuer services, and clearing services revenue, partially offset by lower securities lending revenue. (See the “Investment Services business” beginning on page 22).

•
Investment management and performance fees increased 6% in the second quarter of 2013 compared with the second quarter of 2012. The increase was driven by higher market values and net new business, partially offset by the stronger U.S. dollar and higher money market fee waivers. (See the “Investment Management business” beginning on page 19).

•
Foreign exchange and other trading revenue totaled $207 million in the second quarter of 2013 compared with $180 million in the second quarter of 2012. In the second quarter of 2013, foreign exchange revenue increased 14% year-over-year, driven by higher volatility and increased volumes. (See “Fee and other revenue” beginning on page 7).

•	Investment income and other revenue totaled $269 million in the second quarter of 2013 compared with $48 million in the second quarter of 2012. The increase primarily resulted from a gain related to an equity investment. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $757 million in the second quarter of 2013 compared with $734 million in the second quarter of 2012. The increase is primarily driven by a change in the mix of interest-earning assets, lower funding costs, higher rates and higher average interest-earning assets driven by higher deposit levels. (See “Net interest revenue” beginning on page 11).

•
The provision for credit losses was a credit of $19 million in both the second quarter of 2013 and the second quarter of 2012. (See “Asset quality and allowance for credit losses” beginning on page 35).

•
Noninterest expense totaled $2.8 billion in the second quarter of 2013 compared with $3.0 billion the second quarter of 2012. The decrease primarily resulted from a decrease in litigation charges. (See “Noninterest expense” beginning on page 14).

•
BNY Mellon recorded an income tax provision of $321 million (26.6% effective tax rate) in the second quarter of 2013. This compared with an income tax provision of $93 million (15.8% effective tax rate) in the second quarter of 2012, which included a reduction in the tax rate of approximately 9% related to a litigation charge. (See “Income taxes” on page 15).

•
The net unrealized pre-tax gain on our total investment securities portfolio was $656 million at June 30, 2013 compared with $2.2 billion at March 31, 2013. The decrease primarily reflects an increase in long-term interest rates. (See “Investment securities” beginning on page 30).

•	At June 30, 2013, our estimated Basel III Tier 1 common equity ratio (Non-GAAP) was 9.3% compared with 9.4% at March 31, 2013. (See “Capital” beginning on page 44).

•	In the second quarter of 2013, we repurchased 11.9 million common shares in the open market, at an average price of $27.79 per share, for a total of $330 million.

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD13
				2Q13 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	2Q13	1Q13	2Q12	2Q12	1Q13	2013	2012	YTD12
Investment services fees:
Asset servicing (a)	$988	$969	$950	4%	2%	$1,957	$1,893	3%
Issuer services	294	237	275	7	24	531	526	1
Clearing services	321	304	309	4	6	625	612	2
Treasury services	139	141	134	4	(1)	280	270	4
Total investment services fees	1,742	1,651	1,668	4	6	3,393	3,301	3
Investment management and performance fees	848	822	797	6	3	1,670	1,542	8
Foreign exchange and other trading revenue	207	161	180	15	29	368	371	(1)
Distribution and servicing	45	49	46	(2)	(8)	94	92	2
Financing-related fees	44	41	37	19	7	85	81	5
Investment and other income	269	72	48	N/M	N/M	341	187	N/M
Total fee revenue	3,155	2,796	2,776	14	13	5,951	5,574	7
Net securities gains	32	48	50	N/M	N/M	80	90	N/M
Total fee and other revenue - GAAP	$3,187	$2,844	$2,826	13%	12%	$6,031	$5,664	6%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	78%	78%			79%	78%

AUM at period end (in billions) (b)	$1,432	$1,429	$1,299	10%	—%	$1,432	$1,299	10%
AUC/A at period end (in trillions) (c)	$26.2	$26.3	$25.2	4%	—%	$26.2	$25.2	4%

(a)
Asset servicing fees include securities lending revenue of $50 million in the second quarter of 2013, $39 million in the first quarter of 2013, $59 million in the second quarter of 2012, $89 million in the first six months of 2013 and $108 million in the first six months of 2012.

(b)	Excludes securities lending cash management assets, as well as, assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at June 30, 2013 and $1.2 trillion at both March 31, 2013 and June 30, 2012.

Fee and other revenue

Fee and other revenue totaled $3.2 billion in the second quarter of 2013, an increase of 13% year-over-year and 12% (unannualized) sequentially. Both increases were driven by improvements in nearly all fee revenue categories.

Investment services fees

Investment services fees were impacted by the following compared with the second quarter of 2012 and the first quarter of 2013:

•
Asset servicing fees increased 4% year-over-year and 2% (unannualized) sequentially. The year-over-year increase primarily reflects increased core asset servicing fees driven by organic growth and higher market values, partially offset by lower securities lending revenue. The sequential increase primarily resulted from seasonally higher securities lending revenue and increased core asset servicing fees driven by organic growth.

•
Issuer services fees increased 7% year-over-year and 24% (unannualized) sequentially. Both increases primarily resulted from higher fees related to corporate actions and expense reimbursements related to customer technology expenditures. The year-over-year increase was partially offset by the continued run-off of higher margin structured debt securitizations. We continue to estimate that the run-off of high margin securitizations could reduce the Company’s total annual revenue by up to one-half of 1% if the structured debt markets do not recover.

•
Clearing services fees increased 4% year-over-year and 6% (unannualized) sequentially. Both increases were driven by higher mutual fund fees, and clearance revenue reflecting an increase in DARTs, partially offset by higher money market fee waivers.

•	Treasury services fees increased 4% year-over-year and decreased of 1% (unannualized) sequentially. The year-over-year increase primarily reflects higher cash management fees.

BNY Mellon 7

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $848 million in the second quarter of 2013, an increase of 6% year-over-year and 3% (unannualized) sequentially. The year-over-year increase was primarily driven by higher market values and net new business, partially offset by the stronger U.S. dollar and higher money market fee waivers. The sequential increase was primarily driven by net new business and higher equity market values, partially offset by higher money market fee waivers and the stronger U.S. dollar. Performance fees were $33 million in the second quarter of 2013, $54 million in the second quarter of 2012 and $15 million in the first quarter of 2013.

Total AUM for the Investment Management business was a record $1.4 trillion at June 30, 2013, a 10% increase compared with the prior year and a slight increase (unannualized) sequentially. The year-over-year increase primarily resulted from net new business and higher market values. Sequentially, net new business was primarily offset by lower fixed income market values. Long-term inflows totaled $21 billion and short-term outflows totaled $1 billion for the second quarter of 2013. Long-term inflows benefited from liability-driven investments, equity and fixed income funds.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q13	1Q13	2Q12	2013	2012
Foreign exchange	$179	$149	$157	$328	$293
Other trading revenue:
Fixed income	12	8	16	20	63
Equity/other	16	4	7	20	15
Total other trading revenue	28	12	23	40	78
Total	$207	$161	$180	$368	$371

Foreign exchange and other trading revenue totaled $207 million in the second quarter of 2013, $180 million in the second quarter of 2012 and $161 million in the first quarter of 2013. In the second quarter of 2013, foreign exchange revenue totaled $179 million, an increase of 14% year-over-year and 20% (unannualized) sequentially. Both increases primarily reflect higher volatility and increased volumes. Other trading revenue was $28 million in the second quarter of 2013 compared with $23 million in the second quarter of 2012 and $12 million in the first quarter of 2013. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

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

8 BNY Mellon

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

We typically price negotiated trades for our custody clients at a spread over either our estimation of the current market rate for a particular currency or an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for other emerging market currencies. A shift by custody clients from the standing instruction program to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended June 30, 2013, our total revenue for all types of foreign exchange trading transactions was $179 million, or approximately 4%, of our total revenue and approximately 42% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $45 million in the second quarter of 2013, $46 million in the second quarter of 2012 and $49 million in the first quarter of 2013. Both decreases were impacted by the stronger U.S. dollar.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $44 million in the second quarter of 2013, $37 million in the second quarter of 2012 and $41 million in the first quarter of 2013. The increase from both prior periods was primarily a result of higher capital markets fees.

Investment and other income

Investment and other income
				Year-to-date
(in millions)	2Q13	1Q13	2Q12	2013	2012
Equity investment revenue (loss)	$200	$13	$(5)	$213	$1
Corporate/bank-owned life insurance	32	34	32	66	66
Expense reimbursements from joint ventures	8	11	9	19	19
Asset-related gains (losses)	7	7	(3)	14	(5)
Lease residual gains	10	1	3	11	37
Transitional services agreements	4	5	6	9	13
Seed capital gains	1	6	—	7	24
Private equity gains (losses)	5	(2)	1	3	5
Other income (loss)	2	(3)	5	(1)	27
Total investment and other income	$269	$72	$48	$341	$187

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes income from equity investment revenue and loss, insurance contracts, expense reimbursements from joint ventures, asset-related gains and losses, lease residual gains, transitional services agreements, gains or losses on seed capital investments, gains and losses on private equity investments, and other income and loss.

BNY Mellon 9

Expense reimbursements from joint ventures relate to expenses incurred by BNY Mellon on behalf of joint ventures. Asset-related gains (losses) include loan, real estate and other asset dispositions. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Other income (loss) primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income increased $221 million compared with the second quarter of 2012 and $197 million compared with the first quarter of 2013. Both increases reflect a gain related to an equity investment.

Net securities gains

Net securities gains totaled $32 million in the second quarter of 2013, $50 million in the second quarter of 2012 and $48 million in the first quarter of 2013.

Year-to-date 2013 compared with year-to-date 2012

Fee and other revenue for the first six months of
2013 totaled $6.0 billion compared with $5.7 billion in the first six months of 2012. The increase primarily reflects higher investment and other income, investment management and performance fees and investment services fees.

The increase in investment and other income primarily reflects a gain related to an equity investment. The increase in investment management and performance fees primarily reflects higher market values and net new business, partially offset by the stronger U.S. dollar. The increase in investment services fees primarily reflects increased core asset servicing fees driven by organic growth and higher market values, higher corporate actions and expense reimbursements related to customer technology expenditures and higher mutual fund fees and clearance revenue, partially offset by lower securities lending revenue and higher money market fee waivers. Net securities gains decreased $10 million in the first six months of 2013 compared with the first six months of 2012.

10 BNY Mellon

Net interest revenue

Net interest revenue										YTD13
				2Q13 vs.				Year-to-date		vs.
(dollars in millions)	2Q13	1Q13	2Q12	2Q12		1Q13		2013	2012	YTD12
Net interest revenue (non-FTE)	$757	$719	$734	3%		5%		$1,476	$1,499	(2)%
Tax equivalent adjustment	14	14	13	8		—		28	24	17
Net interest revenue (FTE) – Non-GAAP	771	733	747	3%		5%		1,504	1,523	(1)%
Average interest-earning assets	$268,481	$265,754	$239,755	12%		1%		$267,124	$238,042	12%
Net interest margin (FTE)	1.15%	1.11%	1.25%	(10)	bps	4	bps	1.13%	1.28%	(15)	bps

Net interest revenue totaled $757 million in the second quarter of 2013, an increase of $23 million compared with the second quarter of 2012 and $38 million sequentially. Both increases were primarily driven by a change in the mix of interest-earning assets, lower funding costs, higher rates and higher average interest-earning assets driven by higher deposit levels.

The net interest margin (FTE) was 1.15% in the second quarter of 2013 compared with 1.25% in the second quarter of 2012 and 1.11% in the first quarter of 2013. The year-over-year decrease in the net interest margin (FTE) primarily reflects higher average interest-earning assets and lower yields, partially offset by a change in the mix of interest-earning assets.

Year-to-date 2013 compared with year-to-date 2012

Net interest revenue totaled $1.5 billion in the first six months of 2013 a decrease of 2% compared with the first six months of 2012. The decrease primarily reflects lower yields on the reinvestment of securities and the elimination of interest on European Central Bank deposits, partially offset by a change in the mix of interest-earning assets, lower funding costs, higher rates and higher average interest-earning assets driven by higher client deposits. The net interest margin (FTE) was 1.13% in the first six months of 2013, compared with 1.28% in the first six months of 2012. The decline in the net interest margin (FTE) was primarily driven by higher average interest-earning assets and lower yields, partially offset by a change in the mix of interest-earning assets.

BNY Mellon 11

Average balances and interest rates	Quarter ended
	June 30, 2013		March 31, 2013		June 30, 2012
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$42,772	0.64%	$40,967	0.70%	$38,474	0.98%
Interest-bearing deposits held at the Federal Reserve and other central banks	55,911	0.22	63,240	0.20	57,904	0.27
Federal funds sold and securities purchased under resale agreements	7,878	0.52	7,478	0.54	5,493	0.62
Margin loans	13,906	1.14	13,346	1.17	13,331	1.27
Non-margin loans:
Domestic offices	21,689	2.40	21,358	2.38	19,663	2.52
Foreign offices	12,318	1.32	11,575	1.36	9,998	1.86
Total non-margin loans	34,007	2.01	32,933	2.02	29,661	2.30
Securities:
U.S. government obligations	19,887	1.62	18,814	1.54	15,387	1.65
U.S. government agency obligations	47,631	1.80	42,397	1.85	39,070	2.23
State and political subdivisions – tax-exempt	6,377	2.26	6,194	2.38	4,777	2.65
Other securities	33,243	1.93	34,507	2.03	32,625	2.51
Trading securities	6,869	2.33	5,878	2.40	3,033	2.57
Total securities	114,007	1.86	107,790	1.91	94,892	2.26
Total interest-earning assets	$268,481	1.27%	$265,754	1.26%	$239,755	1.48%
Allowance for loan losses	(237)		(264)		(382)
Cash and due from banks	5,060		4,534		4,412
Other assets	52,627		52,137		49,933
Assets of consolidated investment management funds	11,524		11,503		11,284
Total assets	$337,455		$333,664		$305,002
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts and demand deposit accounts	$8,183	0.22%	$8,778	0.19%	$8,421	0.24%
Savings	897	0.24	819	0.29	702	0.13
Time deposits	41,706	0.04	39,091	0.05	33,180	0.11
Foreign offices	100,433	0.07	99,040	0.08	88,179	0.13
Total interest-bearing deposits	151,219	0.07	147,728	0.08	130,482	0.13
Federal funds purchased and securities sold under repurchase agreements	9,206	(0.28)	9,187	(0.12)	11,254	0.01
Trading liabilities	3,036	1.40	2,552	1.35	1,256	1.87
Other borrowed funds	1,385	0.20	1,152	0.90	1,114	1.88
Commercial paper	58	0.04	245	0.09	1,436	0.29
Payables to customers and broker-dealers	9,073	0.08	9,019	0.09	7,895	0.10
Long-term debt	19,002	0.94	18,878	1.18	20,084	1.67
Total interest-bearing liabilities	$192,979	0.16%	$188,761	0.20%	$173,521	0.32%
Total noninterest-bearing deposits	70,648		70,337		62,860
Other liabilities	26,779		27,416		23,588
Liabilities and obligations of consolidated investment management funds	10,242		10,186		10,072
Total liabilities	300,648		296,700		270,041
Temporary equity
Redeemable noncontrolling interests	189		175		78
Permanent equity
Total BNY Mellon shareholders’ equity	35,817		35,966		34,183
Noncontrolling interests	801		823		700
Total permanent equity	36,618		36,789		34,883
Total liabilities, temporary equity and permanent equity	$337,455		$333,664		$305,002
Net interest margin (FTE)		1.15%		1.11%		1.25%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Average balances and interest rates	Year-to-date
	June 30, 2013		June 30, 2012
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,874	0.67%	$36,784	1.14%
Interest-bearing deposits held at the Federal Reserve and other central banks	59,555	0.21	60,715	0.27
Federal funds sold and securities purchased under resale agreements	7,679	0.53	5,333	0.67
Margin loans	13,627	1.15	13,116	1.28
Non-margin loans:
Domestic offices	21,524	2.39	19,895	2.49
Foreign offices	11,949	1.34	10,089	1.81
Total non-margin loans	33,473	2.02	29,984	2.26
Securities:
U.S. government obligations	19,353	1.57	16,328	1.61
U.S. government agency obligations	45,028	1.82	35,709	2.33
State and political subdivisions – tax-exempt	6,286	2.32	4,066	2.78
Other securities	33,873	1.98	33,231	2.67
Trading securities	6,376	2.36	2,776	2.67
Total securities	110,916	1.88	92,110	2.36
Total interest-earning assets	$267,124	1.26%	$238,042	1.53%
Allowance for loan losses	(250)		(387)
Cash and due from banks	4,798		4,341
Other assets	52,383		49,812
Assets of consolidated investment management funds	11,514		11,364
Total assets	$335,569		$303,172
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts and demand deposit accounts	$8,479	0.20%	$6,433	0.25%
Savings	859	0.26	703	0.12
Time deposits	40,406	0.05	33,399	0.10
Foreign offices	99,740	0.08	87,424	0.14
Total interest-bearing deposits	149,484	0.08	127,959	0.14
Federal funds purchased and securities sold under repurchase agreements	9,197	(0.20)	9,919	—
Trading liabilities	2,795	1.38	1,205	1.72
Other borrowed funds	1,269	0.51	1,813	1.14
Commercial paper	151	0.08	751	0.29
Payables to customers and broker-dealers	9,046	0.08	7,725	0.11
Long-term debt	18,940	1.06	20,311	1.73
Total interest-bearing liabilities	$190,882	0.19%	$169,683	0.34%
Total noninterest-bearing deposits	70,493		64,737
Other liabilities	27,095		23,919
Liabilities and obligations of consolidated investment management funds	10,214		10,115
Total liabilities	298,684		268,454
Temporary equity
Redeemable noncontrolling interests	182		75
Permanent equity
Total BNY Mellon shareholders’ equity	35,891		33,950
Noncontrolling interests	812		693
Total permanent equity	36,703		34,643
Total liabilities, temporary equity and permanent equity	$335,569		$303,172
Net interest margin (FTE)		1.13%		1.28%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 13

Noninterest expense

Noninterest expense								YTD13
				2Q13 vs.		Year-to-date		vs.
(dollars in millions)	2Q13	1Q13	2Q12	2Q12	1Q13	2013	2012	YTD12
Staff:
Compensation	$891	$885	$866	3%	1%	$1,776	$1,727	3%
Incentives	364	338	311	17	8	702	663	6
Employee benefits	254	249	238	7	2	503	478	5
Total staff	1,509	1,472	1,415	7	3	2,981	2,868	4
Professional, legal and other purchased services	317	295	309	3	7	612	608	1
Net occupancy	159	163	141	13	(2)	322	288	12
Software	157	140	127	24	12	297	246	21
Distribution and servicing	111	106	103	8	5	217	204	6
Furniture and equipment	81	88	82	(1)	(8)	169	168	1
Business development	90	68	71	27	32	158	127	24
Sub-custodian	77	64	70	10	20	141	140	1
Other	215	307	254	(15)	(30)	522	474	10
Amortization of intangible assets	93	86	97	(4)	8	179	193	(7)
M&I, litigation and restructuring charges	13	39	378	N/M	N/M	52	487	N/M
Total noninterest expense - GAAP	$2,822	$2,828	$3,047	(7)%	—%	$5,650	$5,803	(3)%
Total staff expense as a percentage of total revenue	38%	41%	39%			39%	39%
Full-time employees at period end	49,800	49,700	48,300	3%	—%	49,800	48,300	3%

Memo:
Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges - Non-GAAP	$2,716	$2,703	$2,572	6%	—%	$5,419	$5,123	6%
N/M - Not meaningful.

Total noninterest expense decreased $225 million, or 7%, compared with the second quarter of 2012 and was essentially unchanged compared with the first quarter of 2013. Excluding amortization of intangible assets, merger and integration (“M&I”), litigation and restructuring charges, noninterest expense increased 6% year-over-year and was stable sequentially. The year-over-year increase primarily reflects higher staff, software and business development expenses, partially offset by a decrease in the reserve for administrative errors in certain offshore tax-exempt funds.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense in the second quarter of 2013, 55% in the second quarter of 2012 and 54% in the first quarter of 2013, excluding amortization of intangible assets and M&I, litigation and restructuring charges.

Staff expense was $1.5 billion in the second quarter of 2013, an increase of 7% compared with the second quarter of 2012 and an increase of 3% compared with the first quarter of 2013. Both increases primarily reflect higher incentive expense driven by improved performance. The year-over-year increase was also impacted by higher compensation and pension expenses.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges, totaled $1.2 billion in the second quarter of 2013, an increase of 4% compared with the second quarter of 2012 and a decrease of 2% compared with the first quarter of 2013. The increase primarily reflects higher software, business development, occupancy and volume-related expenses, partially offset by a decrease in the reserve for administrative errors in certain offshore tax-exempt funds. The increase in software expense was largely related to periodic reimbursable customer technology expenditures. Reimbursement for these expenses is included in fee revenue. The increase in business development expense primarily reflects our corporate branding investments. The sequential decrease primarily reflects a decrease in the reserve for administrative errors in certain offshore tax-

14 BNY Mellon

exempt funds, partially offset by higher business development, consulting, volume-related and software expenses.

The financial services industry has seen a continuing increase in the level of litigation activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels.

For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

Year-to-date 2013 compared with year-to-date 2012

Noninterest expense in the first six months of 2013 decreased $153 million, or 3% compared with the first six months of 2012. The decrease primarily reflects the litigation charge recorded in the second quarter of 2012, partially offset by higher staff, software, occupancy and business development expenses and a reserve for administrative errors in certain offshore tax-exempt funds.

Operational excellence initiatives update

Expense initiatives (pre-tax)				Original annualized
	Program savings			targeted savings by
(dollar amounts in millions)	FY12	1Q13	2Q13	the end of 2013 (a)
Business operations	$238	$84	$93	$310	-	$320
Technology	82	27	30	$105	-	$110
Corporate services	77	26	27	$85	-	$90
Gross savings (b)	$397	$137	$150	$500	-	$520

Incremental program expenses to achieve goals (c)	$88	$16	$11	$70	-	$90

(a)	Original target established at the inception of the program in 2011.

(b)	Represents the estimated pre-tax run rate expense savings since program inception in 2011. Total Company actual operating expense may increase or decrease due to other factors.

(c)
Program costs include incremental costs to plan and execute the programs including dedicated program managers, consultants, severance and other costs. These costs will fluctuate by quarter. Program costs may include restructuring expenses, where applicable.

During the first half of 2013, we accomplished the following operational excellence initiatives:

•
Continued global footprint position migrations. Lowered operating costs as we ramped up the Eastern European Global Delivery Center and continued job migrations to our existing Global Delivery Centers.

•	Realized savings from business restructuring and management rationalization in Investment Services.

•	Realized savings from reengineering activities relating to investment management boutique restructurings and Dreyfus back office operations consolidation.

•	Realized compensation savings from efficiencies and additional staff moves to Global Delivery Centers in the Technology organization.

•	Consolidated offices and reduced real estate by an additional 100,000 square feet, primarily in the New York Metro region.

Income taxes

The provision for income taxes and effective tax rate were $321 million and 26.6%, respectively, in the second quarter of 2013 and $93 million and 15.8%, respectively, in the second quarter of 2012. The provision for income taxes and the effective tax rate for the second quarter of 2013 primarily reflect a gain related to an equity investment and the termination of investments in certain tax credits. The effective tax rate in the second quarter of 2012 included a reduction of approximately 9% related to a litigation charge. The provision for income taxes was $1.0 billion in the first quarter of 2013, including the $854 million charge related to the disallowance of certain foreign tax credits. The effective tax rate on an operating basis (Non-GAAP) was 23.7% in the first quarter of 2013. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 52 for additional information.

We expect the effective tax rate to be approximately 26% in third quarter of 2013.

BNY Mellon 15

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

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. Internal crediting rates for deposits are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. In the second quarter of 2013, lower internal crediting rates were applied to deposits in the Investment Management and Investment Services businesses. There was no impact to our consolidated financial results.

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

The following table presents the value of certain market indices at period end and on an average basis.

Market indices										YTD13 vs. YTD12
						2Q13 vs.		Year-to-date
	2Q12	3Q12	4Q12	1Q13	2Q13	2Q12	1Q13	2013	2012
S&P 500 Index (a)	1362	1441	1426	1569	1606	18%	2%	1606	1362	18%
S&P 500 Index – daily average	1351	1400	1419	1513	1609	19	6	1562	1349	16
FTSE 100 Index (a)	5571	5742	5898	6412	6215	12	(3)	6215	5571	12
FTSE 100 Index – daily average	5555	5742	5842	6294	6438	16	2	6365	5690	12
MSCI World Index (a)	1236	1312	1339	1435	1434	16	—	1434	1236	16
MSCI World Index – daily average	1235	1273	1312	1404	1463	18	4	1434	1250	15
Barclay’s Capital Aggregate Bondsm Index (a)	353	368	366	356	343	(3)	(4)	343	353	(3)
NYSE and NASDAQ share volume (in billions)	192	173	174	174	186	(3)	7	360	378	(5)
JPMorgan G7 Volatility Index – daily average (b)	10.30	8.70	7.56	9.02	9.84	(4)	9	9.43	10.35	(9)

(a)	Period end.

(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2013, using the Standard & Poor’s (“S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04. If however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

16 BNY Mellon

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$922	(a)	$1,972	$319	$3,213	(a)
Net interest revenue	63		633	61	757
Total revenue	985		2,605	380	3,970
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	713		1,878	231	2,822
Income before taxes	$272	(a)	$727	$168	$1,167	(a)
Pre-tax operating margin (b)	28%		28%	N/M	29%
Average assets	$37,953		$244,803	$54,699	$337,455
Excluding amortization of intangible assets:
Noninterest expense	$674		$1,824	$231	$2,729
Income (loss) before taxes	311	(a)	781	168	1,260	(a)
Pre-tax operating margin (b)	32%		30%	N/M	32%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes includes noncontrolling interests of $39 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$891	(a)	$1,862	$125	$2,878	(a)
Net interest revenue	62		653	4	719
Total revenue	953		2,515	129	3,597
Provision for credit losses	—		1	(25)	(24)
Noninterest expense	743		1,843	242	2,828
Income (loss) before taxes	$210	(a)	$671	$(88)	$793	(a)
Pre-tax operating margin (b)	22%		27%	N/M	22%
Average assets	$38,743		$240,188	$54,733	$333,664
Excluding amortization of intangible assets:
Noninterest expense	$704		$1,796	$242	$2,742
Income (loss) before taxes	249	(a)	718	(88)	879	(a)
Pre-tax operating margin (b)	26%		29%	N/M	24%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$858	(a)	$1,880	$116	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	910		2,487	191	3,588
Provision for credit losses	—		(14)	(5)	(19)
Noninterest expense	690		2,141	216	3,047
Income (loss) before taxes	$220	(a)	$360	$(20)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,603		$210,064	$59,335	$305,002
Excluding amortization of intangible assets:
Noninterest expense	$642		$2,092	$216	$2,950
Income (loss) before taxes	268	(a)	409	(20)	657	(a)
Pre-tax operating margin (b)	29%		16%	N/M	18%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

For the six months ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,813	(a)	$3,834	$444	$6,091	(a)
Net interest revenue	125		1,286	65	1,476
Total revenue	1,938		5,120	509	7,567
Provision for credit losses	—		1	(44)	(43)
Noninterest expense	1,456		3,721	473	5,650
Income before taxes	$482	(a)	$1,398	$80	$1,960	(a)
Pre-tax operating margin (b)	25%		27%	N/M	26%
Average assets	$38,346		$242,508	$54,715	$335,569
Excluding amortization of intangible assets:
Noninterest expense	$1,378		$3,620	$473	$5,471
Income before taxes	560	(a)	1,499	80	2,139	(a)
Pre-tax operating margin (b)	29%		29%	N/M	28%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $115 million, net of noncontrolling interests of $55 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $55 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,707	(a)	$3,730	$287	$5,724	(a)
Net interest revenue	107		1,249	143	1,499
Total revenue	1,814		4,979	430	7,223
Provision for credit losses	—		2	(16)	(14)
Noninterest expense	1,358		3,977	468	5,803
Income (loss) before taxes	$456	(a)	$1,000	$(22)	$1,434	(a)
Pre-tax operating margin (b)	25%		20%	N/M	20%
Average assets	$35,857		$212,328	$54,987	$303,172
Excluding amortization of intangible assets:
Noninterest expense	$1,262		$3,880	$468	$5,610
Income (loss) before taxes	552	(a)	1,097	(22)	1,627	(a)
Pre-tax operating margin (b)	30%		22%	N/M	23%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $100 million, net of noncontrolling interests of $40 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $40 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

18 BNY Mellon

Investment Management business

										YTD13
(dollar amounts in millions, unless otherwise noted)						2Q13 vs.		Year-to-date		vs.
	2Q12	3Q12	4Q12	1Q13	2Q13	2Q12	1Q13	2013	2012	YTD12
Revenue:
Investment management fees:
Mutual funds	$270	$283	$293	$295	$295	9%	—%	$590	$530	11%
Institutional clients	321	334	349	355	360	12	1	715	643	11
Wealth management	156	154	157	161	165	6	2	326	310	5
Investment management fees	747	771	799	811	820	10	1	1,631	1,483	10
Performance fees	54	10	57	15	33	(39)	N/M	48	70	(31)
Distribution and servicing	45	47	50	46	44	(2)	(4)	90	90	—
Other (a)	12	41	25	19	25	N/M	N/M	44	64	(31)
Total fee and other revenue (a)	858	869	931	891	922	7	3	1,813	1,707	6
Net interest revenue	52	51	56	62	63	21	2	125	107	17
Total revenue	910	920	987	953	985	8	3	1,938	1,814	7
Noninterest expense (ex. amortization of intangible assets)	642	644	713	704	674	5	(4)	1,378	1,262	9
Income before taxes (ex. amortization of intangible assets)	268	276	274	249	311	16	25	560	552	1
Amortization of intangible assets	48	48	48	39	39	(19)	—	78	96	(19)
Income before taxes	$220	$228	$226	$210	$272	24%	30%	$482	$456	6%

Pre-tax operating margin	24%	25%	23%	22%	28%			25%	25%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	33%	34%	31%	29%	36%			32%	34%
Wealth management:
Average loans	$7,763	$8,122	$8,478	$8,972	$9,253	19%	3%	$9,113	$7,597	20%
Average deposits	$10,893	$10,882	$12,332	$13,646	$13,306	22%	(2)%	$13,475	$11,011	22%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 52. Additionally, other revenue includes asset servicing and treasury services revenue.

(b)
Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $102 million, $107 million, $106 million, $104 million, $110 million, $214 million and $202 million for each of the periods presented above, respectively.

N/M - Not meaningful.

BNY Mellon 19

AUM trends (a)						2Q13 vs.
(dollar amounts in billions)	2Q12	3Q12	4Q12	1Q13	2Q13	2Q12	1Q13
AUM at period end, by product type:
Equity securities	$417	$446	$451	$487	$493	18%	1%
Fixed income securities (b)	480	506	532	559	558	16%	—%
Money market	299	307	302	278	277	(7)%	—%
Alternative investments and overlay	103	100	101	105	104	1%	(1)%
Total AUM	$1,299	$1,359	$1,386	$1,429	$1,432	10%	—%

AUM at period end, by client type:
Institutional	$835	$883	$894	$939	$969	16%	3%
Mutual funds	388	398	411	405	378	(3)%	(7)%
Private client	76	78	81	85	85	12%	—%
Total AUM	$1,299	$1,359	$1,386	$1,429	$1,432	10%	—%

Changes in AUM:
Beginning balance of AUM	$1,308	$1,299	$1,359	$1,386	$1,429
Net inflows (outflows):
Long-term	26	9	14	40	21
Money market	(14)	9	(6)	(13)	(1)
Total net inflows (outflows)	12	18	8	27	20
Net market/currency impact	(21)	42	19	16	(17)
Ending balance of AUM	$1,299	$1,359	$1,386	$1,429	$1,432	10%	—%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes liability-driven investments.

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques, wealth management business and global distribution companies. See page 22 of our 2012 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.43 trillion at June 30, 2013 compared with $1.30 trillion at June 30, 2012 and $1.43 trillion at March 31, 2013. The increase compared with June 30, 2012 primarily resulted from net new business and higher market values. Sequentially, net new business was primarily offset by lower fixed income market values. Net long-term inflows were $21 billion in the second quarter of 2013 and benefited from liability-driven investment as well as equity and fixed income funds. Net short-term outflows were $1 billion in the second quarter of 2013.

Revenue generated in the Investment Management business included 47% from non-U.S. sources in the second quarter of 2013 compared with 44% in both the second quarter of 2012 and first quarter of 2013.

In the second quarter of 2013, Investment Management had pre-tax income of $272 million compared with $220 million in the second quarter of 2012 and $210 million in the first quarter of 2013. Excluding amortization of intangible assets, pre-tax income was $311 million in the second quarter of 2013 compared with $268 million in the second quarter of 2012 and $249 million in the first quarter of 2013. Both increases primarily reflect higher equity market values and net new business, partially offset by a stronger U.S. dollar and higher money market fee waivers. The year-over-year increase also reflects the impact of the acquisition of the remaining 50% interest in Meriten Investment Management (“Meriten”).

Investment management fees in the Investment Management business were $820 million in the second quarter of 2013 compared with $747 million in the second quarter of 2012 and $811 million in the first quarter of 2013. The year-over-year increase was primarily driven by higher market values, net new business and the impact of the Meriten acquisition, partially offset by the stronger U.S. dollar and higher money market fee waivers. The sequential increase was primarily driven by net new business

20 BNY Mellon

and higher equity market values, partially offset by higher money market fee waivers and the stronger U.S. dollar.

Performance fees were $33 million in the second quarter of 2013 compared with $54 million in the second quarter of 2012 and $15 million in the first quarter of 2013. The sequential increase was due to seasonality.

In the second quarter of 2013, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $295 million in the second quarter of 2013 compared with $270 million in the second quarter of 2012 and $295 million in the first quarter of 2013. The increase compared with the second quarter of 2012 primarily resulted from higher market values and net new business.

Net interest revenue was $63 million in the second quarter of 2013 compared with $52 million in the second quarter of 2012 and $62 million in the first quarter of 2013. The year-over-year increase resulted from higher average loans and deposits driven by new business. The sequential increase primarily reflects higher average loans, partially offset by lower internal crediting rates for deposits in the second quarter of 2013. Average loans increased 19% year-over-year and 3% sequentially, while average deposits increased 22% year-over-year and decreased 2% sequentially.

Noninterest expense excluding amortization of intangible assets was $674 million in the second quarter of 2013 compared with $642 million in the second quarter of 2012 and $704 million in the first quarter of 2013. The year-over-year increase primarily reflects higher incentive expense, the impact of the Meriten acquisition and higher distribution and servicing expense, partially offset by a decrease in the reserve for administrative errors in certain offshore tax-exempt funds and a stronger U.S. dollar. The sequential decrease primarily reflects a decrease in the reserve for administrative errors in certain offshore tax-exempt funds and a stronger U.S. dollar, partially offset by higher incentive expense.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $482 million in the first six months of 2013 compared with $456 million in the first six months of 2012. Income before taxes (excluding intangible amortization) was $560 million in the first six months of 2013 compared with $552 million in the first six months of 2012. Fee and other revenue increased $106 million compared to the first six months of 2012, primarily due to higher market values, net new business and the impact of the Meriten acquisition, partially offset by lower performance fees, a stronger U.S. dollar and lower seed capital gains. Net interest revenue increased $18 million compared to the first six months of 2012 primarily as a result of higher average loan and deposit levels. Noninterest expense (excluding intangible amortization) increased $116 million compared to the first six months of 2012, primarily due to the impact of the Meriten acquisition, higher incentives, the provision for administrative errors in certain offshore tax-exempt funds and higher distribution and servicing expense.

BNY Mellon 21

Investment Services business

										YTD13
(dollar amounts in millions, unless otherwise noted)						2Q13 vs.		Year-to-date		vs.
	2Q12	3Q12	4Q12	1Q13	2Q13	2Q12	1Q13	2013	2012	YTD12
Revenue:
Investment services fees:
Asset servicing	$919	$913	$916	$943	$961	5%	2%	$1,904	$1,834	4%
Issuer services	275	310	213	236	294	7	25	$530	526	1
Clearing services	309	287	294	304	321	4	6	$625	612	2
Treasury services	129	131	136	137	135	5	(1)	$272	260	5
Total investment services fees	1,632	1,641	1,559	1,620	1,711	5	6	3,331	3,232	3
Foreign exchange and other trading revenue	179	158	128	172	194	8	13	$366	355	3
Other (a)	69	77	75	70	67	(3)	(4)	$137	143	(4)
Total fee and other revenue (a)	1,880	1,876	1,762	1,862	1,972	5	6	3,834	3,730	3
Net interest revenue	607	608	583	653	633	4	(3)	$1,286	1,249	3
Total revenue	2,487	2,484	2,345	2,515	2,605	5	4	5,120	4,979	3
Provision for credit losses	(14)	(4)	—	1	—	N/M	N/M	$1	2	(50)
Noninterest expense (ex. amortization of intangible assets)	2,092	1,734	1,766	1,796	1,824	(13)	2	$3,620	3,880	(7)
Income before taxes (ex. amortization of intangible assets)	409	754	579	718	781	91	9	1,499	1,097	37
Amortization of intangible assets	49	47	48	47	54	10	15	$101	97	4
Income before taxes	$360	$707	$531	$671	$727	102%	8%	$1,398	$1,000	40%

Pre-tax operating margin	14%	28%	23%	27%	28%			27%	20%
Pre-tax operating margin (ex. amortization of intangible assets)	16%	30%	25%	29%	30%			29%	22%
Investment services fees as a percentage of noninterest expense (b)	94%	96%	90%	92%	94%			93%	94%

Securities lending revenue	$48	$37	$31	$31	$39	(19)%	26%	$70	$87

Metrics:
Average loans	$25,611	$24,917	$24,868	$26,697	$27,814	9%	4%	$27,259	$26,121	4%
Average deposits	$173,087	$188,743	$204,164	$200,221	$204,499	18%	2%	$202,372	$174,307	16%

AUC/A at period end (in trillions) (c)	$25.2	$26.4	$26.3	$26.3	$26.2	4%	—%
Market value of securities on loan at period end (in billions) (d)	$267	$251	$237	$244	$255	(4)%	5%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$314	$522	$190	$205	$201

Depositary Receipts:
Number of sponsored programs	1,393	1,393	1,379	1,359	1,349	(3)%	(1)%

Clearing services:
Global DARTS volume (in thousands)	191.9	175.5	187.9	221.4	227.5	19%	3%
Average active clearing accounts (U.S. platform) (in thousands)	5,421	5,447	5,489	5,552	5,591	3%	1%
Average long-term mutual fund assets (U.S. platform)	$306,973	$323,289	$334,883	$357,647	$371,196	21%	4%
Average investor margin loans (U.S. platform)	$8,231	$7,922	$7,987	$8,212	$8,235	—%	—%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,001	$2,005	$2,113	$2,070	$2,037	2%	(2)%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at June 30, 2012 and Sept. 30, 2012, $1.1 trillion at Dec. 31, 2012, $1.2 trillion at March 31, 2013 and $1.1 trillion at June 30, 2013.

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

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors and hedge fund managers. We help our clients service their financial assets through a network of offices and operations centers in 35 countries across six continents.

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

We are one of the leading global securities servicing providers with $26.2 trillion of assets under custody and/or administration at June 30, 2013. We are the largest custodian for U.S. corporate and public pension plans and we service 46% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving demand for new products and services among clients.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are a leader in servicing tri-party repo collateral with approximately $2.0 trillion globally. We currently service approximately $1.4 trillion of the $1.7 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party agent services to dealers and cash investors active in the tri-party repurchase, or tri-party repo, market. We currently have an approximately 82% market share of the U.S. tri-party repo market. As a tri-party repo agent, we facilitate settlement between dealers (cash borrowers) and investors (cash lenders). Our involvement in a transaction commences after a dealer and a cash investor agree to a tri-party repo trade and send instructions to us. We maintain custody of the collateral (the subject securities of the repo) and execute the payment and delivery instructions agreed to and provided by the principals.

BNY Mellon is working to significantly reduce the risk associated with the secured intraday credit we provide with respect to the tri-party repo market. BNY Mellon has implemented several measures in that regard, including reducing the amount of time we extend intraday credit, implementing three-way trade confirmations, and automating the way dealers can substitute collateral in their tri-party repo trades. Additionally, in 2013, we have limited the eligibility for intraday credit associated with tri-party repo transactions to certain more liquid asset classes that will result in a reduction of exposures secured by less liquid forms of collateral by dealers. These efforts are consistent with the recommendations of the Tri-Party Repo Infrastructure Reform Task Force that was sponsored by the Payments Risk Committee of the Federal Reserve Bank of New York and included representatives from a diverse group of market participants, including BNY Mellon. We anticipate that the combination of these measures will reduce risks substantially in our tri-party repo activity in the

BNY Mellon 23

near term and, together with technology enhancements currently in development, will achieve the practical elimination of intraday credit in this activity by the end of 2014.

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

We serve as depositary for 1,349 sponsored American and global depositary receipt programs at June 30, 2013, acting in partnership with leading companies from 64 countries - an estimated 60% global market share.

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

Review of financial results

AUC/A at June 30, 2013 were $26.2 trillion, an increase of 4% from $25.2 trillion at June 30, 2012 and a slight decrease from $26.3 trillion at March 31, 2013. The year-over-year increase was driven by higher equity market values and net new business. The slight sequential decrease primarily reflects lower fixed income market values. AUC/A were comprised of 34% equity securities and 66% fixed income securities at June 30, 2013 and 33% equity securities and 67% fixed income securities at March 31, 2013.

Income before taxes was $727 million in the second quarter of 2013 compared with $360 million in the second quarter of 2012 and $671 million in the first quarter of 2013. Income before taxes, excluding amortization of intangible assets, was $781 million in the second quarter of 2013 compared with $409 million in the second quarter of 2012 and $718 million in the first quarter of 2013. The increase compared with the second quarter of 2012 primarily reflects lower litigation expense and increased core asset servicing fees. The increase sequentially was driven by increased issuer services fees and higher foreign exchange revenue.

Revenue generated in the Investment Services business included 36% from non-U.S. sources in the second quarter of 2013 compared with 36% in the second quarter of 2012 and 32% in the first quarter of 2013.

24 BNY Mellon

Investment services fees increased $79 million, or 5%, in the second quarter of 2013 compared with the second quarter of 2012 and $91 million, or 6% (unannualized), compared with the first quarter of 2013, reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and global collateral services) were $961 million in the second quarter of 2013 compared with $919 million in the second quarter of 2012 and $943 million in the first quarter of 2013. The year-over-year increase primarily reflects increased core asset servicing fees driven by organic growth and higher market values, partially offset by lower securities lending revenue. The sequential increase primarily resulted from seasonally higher securities lending revenue and increased core asset servicing fees driven by organic growth.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $294 million in the second quarter of 2013, compared with $275 million in the second quarter of 2012 and $236 million in the first quarter of 2013. Both increases primarily resulted from higher fees related to corporate actions and expense reimbursements related to customer technology expenditures.

•
Clearing services fees were $321 million in the second quarter of 2013 compared with $309 million in the second quarter of 2012 and $304 million in the first quarter of 2013. Both increases were driven by higher mutual fund fees and clearance revenue reflecting an increase in DARTs, partially offset by higher money market fee waivers.

•
Treasury services fees were $135 million in the second quarter of 2013 compared with $129 million in the second quarter of 2012 and $137 million in the first quarter of 2013. The year-over-year increase primarily reflects higher cash management fees.

Foreign exchange and other trading revenue totaled $194 million in the second quarter of 2013, compared with $179 million in the second quarter of 2012 and $172 million in the first quarter of 2013. Both increases primarily reflect higher volatility and increased volumes.

Net interest revenue was $633 million in the second quarter of 2013 compared with $607 million in the second quarter of 2012 and $653 million in the first quarter of 2013. The year-over-year increase primarily reflects higher average deposits and loans. The sequential decrease primarily reflects lower internal crediting rates for deposits in the second quarter of 2013.

Noninterest expense, excluding amortization of intangible assets, was $1.8 billion in the second quarter of 2013, compared with $2.1 billion in the second quarter of 2012 and $1.8 billion in the first quarter of 2013. Comparisons with both prior periods reflect higher software and equipment expense related to reimbursable customer technology expenditures, and a decrease in the deposit levy imposed on Belgian banks. Expense reimbursements are included in fee revenue. The year-over-year decrease resulted from lower litigation expense, partially offset by higher staff and volume-related expenses. Sequentially, higher volume-related and staff expenses partially offset lower litigation expense.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $1.4 billion in the first six months of 2013 compared with $1.0 billion in the first six months of 2012. Excluding intangible amortization, income before taxes increased $402 million. Fee and other revenue increased $104 million reflecting increased core asset servicing fees driven by organic growth and higher market values, higher mutual fund fees, clearance revenue and higher cash management fees, partially offset by lower securities lending revenue and higher money market fee waivers. The $37 million increase in net interest revenue primarily reflects higher average deposits and loans. Noninterest expense (excluding intangible amortization) decreased $260 million primarily due to lower litigation expense, partially offset by higher staff and volume-related expenses.

BNY Mellon 25

Other segment

						Year-to-date
(dollars in millions)	2Q12	3Q12	4Q12	1Q13	2Q13	2013	2012
Revenue:
Fee and other revenue	$116	$156	$188	$125	$319	$444	$287
Net interest revenue	75	90	86	4	61	65	143
Total revenue	191	246	274	129	380	509	430
Provision for credit losses	(5)	(1)	(61)	(25)	(19)	(44)	(16)
Noninterest expense (ex. M&I and restructuring charges)	194	219	223	237	228	465	437
Income (loss) before taxes (ex. M&I and restructuring charges)	2	28	112	(83)	171	88	9
M&I and restructuring charges	22	13	27	5	3	8	31
Income (loss) before taxes	$(20)	$15	$85	$(88)	$168	$80	$(22)
Average loans and leases	$9,618	$9,389	$10,267	$10,610	$10,846	$10,728	$9,382

See pages 27 and 28 of our 2012 Annual Report for a description of the Other segment.

Review of financial results

The Other segment had pre-tax income of $168 million in the second quarter of 2013 compared with a pre-tax loss of $20 million in the second quarter of 2012 and a pre-tax loss of $88 million in the first quarter of 2013.

Total fee and other revenue increased $203 million compared with the second quarter of 2012 and $194 million compared with the first quarter of 2013. Both increases were driven by the gain related to our ConvergEx equity investment.

Net interest revenue decreased $14 million compared with the second quarter of 2012 and increased $57 million compared with the first quarter of 2013. The sequential increase reflects lower internal crediting rates to the businesses for deposits in the second quarter of 2013.

The provision for credit losses was a credit of $19 million in the second quarter of 2013 driven by the continued improvement in the credit quality of the loan portfolio.

Noninterest expense (excluding M&I and restructuring charges) increased $34 million compared with the second quarter of 2012 and decreased $9 million compared with the first quarter of 2013. The year-over-year increase resulted from higher staff, net occupancy, and business development expenses related to our corporate branding investments. Sequentially, the decrease primarily reflects a decrease in the cost of generating certain tax credits.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $80 million in the first six months of 2013 compared with a pre-tax loss of $22 million first six months of 2012. Total revenue increased $79 million primarily reflecting the gain related to our ConvergEx equity investment, partially offset by lower leasing gains and lower foreign currency remeasurement. Noninterest expenses (excluding amortization of intangible assets and M&I and restructuring charges) increased $28 million, reflecting higher staff and net occupancy expenses, as well as higher business development expenses related to our corporate branding initiatives.

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

26 BNY Mellon

Consolidated balance sheet review

At June 30, 2013, total assets were $361 billion compared with $359 billion at Dec. 31, 2012. Total assets averaged $337 billion in the second quarter of 2013 compared with $305 billion in the second quarter of 2012 and $334 billion in the first quarter of 2013. Fluctuations in the average total assets were primarily driven by the level of client deposits. Deposits totaled $245 billion at June 30, 2013, and $246 billion at Dec. 31, 2012. Total deposits averaged $222 billion in the second quarter of 2013, $193 billion in the second quarter of 2012 and $218 billion in the first quarter of 2013. At June 30, 2013, total interest-bearing deposits were 56% of total interest-earning assets compared with 52% at Dec. 31, 2012.

At June 30, 2013, we had $52 billion of liquid funds and $84 billion of cash (including $77 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $136 billion of available funds. This compares with available funds of $145 billion at Dec. 31, 2012. The decrease in available funds resulted from the redeployment of funds on our balance sheet from interest-bearing deposits with the Federal Reserve and other central banks as we increased our investment in high-quality securities and the loan portfolio, as well as a lower level of client deposits. Our percentage of available funds to total assets was 38% at June 30, 2013 compared with 40% at Dec. 31, 2012. Of the $52 billion in liquid funds held at June 30, 2013, $42 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 68 days. Of the $42 billion, $7 billion was placed with banks in the Eurozone.

Investment securities were $105 billion or 29% of total assets at June 30, 2013, compared with $101 billion or 28% of total assets at Dec. 31, 2012. The increase primarily reflects larger investments in agency RMBS, partially offset by a decrease in the unrealized gain of our investment securities.

Trading assets were $11 billion at June 30, 2013 compared with $9 billion at Dec. 31, 2012. The increase in trading assets resulted from higher levels of securities inventory, partially offset by an increase in long-term interest rates.

Loans were $50 billion or 14% of total assets at June 30, 2013, compared with $47 billion or 13% of total assets at Dec. 31, 2012. The increase in loan levels primarily reflects higher loans in the financial institutions and margin loan portfolios.

Long-term debt totaled $18.5 billion at both June 30, 2013 and Dec. 31, 2012. We issued $1.5 billion of senior debt in the first six months of 2013 which was offset by $750 million of maturities, $300 million of repayments of trust preferred securities and a decrease in the fair value of hedged long-term debt.

Total The Bank of New York Mellon Corporation’s shareholders’ equity was $35.9 billion at June 30, 2013 and $36.4 billion at Dec. 31, 2012. The decrease primarily reflects a decline in the value of the investment securities portfolio, partially offset by $500 million of non-cumulative perpetual preferred stock issued in the second quarter of 2013 and earnings retention.

Exposure in Ireland, Italy, Spain, Portugal and Greece

The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at June 30, 2013 and Dec. 31, 2012. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

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

At June 30, 2013 and at Dec. 31, 2012, BNY Mellon had exposure of less than $1 million in Portugal and no exposure in Greece. Additionally, BNY Mellon

BNY Mellon 27

had no sovereign exposure to the countries disclosed below at either June 30, 2013 or Dec. 31, 2012.
Our exposure in Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

See “Risk management” in our 2012 Annual Report for additional information on how our exposures are managed.

Exposure in the tables below reflect the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at June 30, 2013
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$96	$334	$23	$453
Investment securities (primarily European Floating Rate Notes) (b)	158	114	—	272
Loans and leases (c)	365	63	4	432
Trading assets (d)	92	29	17	138
Total gross on-balance sheet exposure	711	540	44	1,295
Less:
Collateral	72	28	15	115
Guarantees	—	2	1	3
Total collateral and guarantees	72	30	16	118
Total net on-balance sheet exposure	$639	$510	$28	$1,177
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$110	$—	$—	$110
Letters of credit (f)	75	4	14	93
Total gross off-balance sheet exposure	185	4	14	203
Less:
Collateral	100	—	14	114
Total net off-balance sheet exposure	$85	$4	$—	$89
Total exposure:
Total gross on- and off-balance sheet exposure	$896	$544	$58	$1,498
Less: Total collateral and guarantees	172	30	30	232
Total net on- and off-balance sheet exposure	$724	$514	$28	$1,266

(a)
Interest-bearing deposits with banks represent a $95 million placement with an Irish subsidiary of a UK holding company and $358 million of nostro accounts related to our custody activities located in Italy, Spain and Ireland.

(b)
Represents $250 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, of which 45% were investment grade, and $22 million, fair value, of investment grade asset-backed CLOs located in Ireland.

(c)
Loans and leases include $296 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $68 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries, a $1 million loan to a financial institution located in Ireland, a $61 million overdraft to a financial institution located in Italy, a $3 million overdraft to financial institutions located in Spain and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days. The overdrafts in Spain and Italy have been repaid.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $92 million of receivables primarily due from Irish-domiciled investment funds and $46 million of receivables due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $4 million in Ireland, $28 million in Italy and $4 million in Spain. Trading assets located in Spain are also collateralized by $11 million of U.S. Treasuries.

(e)
Lending-related commitments include $100 million to an insurance company, collateralized by $24 million of marketable securities, and $10 million to an oil and gas company, fully collateralized by receivables.

(f)
Represents $73 million of letters of credit extended to an insurance company in Ireland, collateralized by $66 million of marketable securities, a $2 million letter of credit to an oil and gas company in Ireland, a $4 million letter of credit extended to a financial institution in Italy and a $14 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

28 BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2012
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$101	$125	$—	$226
Investment securities (primarily European Floating Rate Notes) (b)	164	130	—	294
Loans and leases (c)	166	7	3	176
Trading assets (d)	48	39	15	102
Total gross on-balance sheet exposure	479	301	18	798
Less:
Collateral	74	38	6	118
Guarantees	—	2	1	3
Total collateral and guarantees	74	40	7	121
Total net on-balance sheet exposure	$405	$261	$11	$677
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$101	$—	$—	$101
Letters of credit (f)	74	4	14	92
Total gross off-balance sheet exposure	175	4	14	193
Less:
Collateral	91	—	14	105
Total net off-balance sheet exposure	$84	$4	$—	$88
Total exposure:
Total gross on- and off-balance sheet exposure	$654	$305	$32	$991
Less: Total collateral and guarantees	165	40	21	226
Total net on- and off-balance sheet exposure	$489	$265	$11	$765

(a)	Interest-bearing deposits with banks represent a $101 million placement with an Irish subsidiary of a UK holding company and $125 million of nostro accounts related to our custody activities.

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

BNY Mellon 29

Investment securities

In the discussion of our investment securities portfolio, we have included certain credit ratings information because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment securities portfolio could indicate increased credit risk for us and could be accompanied by a reduction in the fair value of our investment securities portfolio.

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	March 31, 2013		2Q13 change in unrealized gain/(loss)	June 30, 2013			Fair value as a % of amortized cost (a)	Net unrealized gain/(loss)	Ratings
												BB+ and lower
	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$44,371		$(946)	$45,615	$45,464		100%	$(151)	100%	—%	—%	—%	—%
U.S. Treasury securities	20,073		(144)	18,168	18,411		101	243	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	10,103		(67)	10,971	11,032		101	61	100	—	—	—	—
Non-agency RMBS (c)	3,083		(104)	2,320	2,880		76	560	—	1	2	97	—
Non-agency RMBS	1,563		(21)	1,482	1,469		91	(13)	2	16	17	65	—
European floating rate notes (d)	3,681		12	3,318	3,231		96	(87)	72	20	2	6	—
Commercial MBS	3,181		(84)	3,646	3,677		101	31	91	8	1	—	—
State and political subdivisions	6,305		(130)	6,522	6,482		99	(40)	82	16	1	1	—
Foreign covered bonds (e)	3,390		(25)	3,195	3,211		100	16	100	—	—	—	—
Corporate bonds	1,572		(40)	1,512	1,527		101	15	20	72	8	—	—
CLO	1,382		(1)	1,363	1,373		101	10	100	—	—	—	—
U.S. Government agency debt	1,060		(23)	1,545	1,548		100	3	100	—	—	—	—
Consumer ABS	2,020		(17)	2,021	2,012		100	(9)	91	9	—	—	—
Other (f)	4,828		(1)	3,150	3,167		101	17	27	67	—	—	6
Total investment securities	$106,612	(g)	$(1,591)	$104,828	$105,484	(g)	101%	$656	89%	5%	1%	4%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to UK, Germany, Netherlands and France.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Germany.

(f)	Includes commercial paper of $2.2 billion and $2.1 billion, fair value, and money market funds of $2.5 billion and $918 million, fair value, at March 31, 2013 and June 30, 2013, respectively.

(g)
Includes net unrealized losses on derivatives hedging securities available-for-sale of $111 million at March 31, 2013 and net unrealized gains on derivatives hedging securities available-for-sale of $318 million at June 30, 2013.

The fair value of our investment securities portfolio was $105.5 billion at June 30, 2013 compared with $100.7 billion at Dec. 31, 2012. The increase in the fair value of the investment securities portfolio primarily reflects larger investments in agency RMBS, partially offset by a decrease in the unrealized gain of our investment securities. In the second quarter of 2013, we received $248 million of paydowns and sold $11 million of sub-investment grade securities.

At June 30, 2013, the total investment securities portfolio had a net unrealized pre-tax gain of $656 million compared with $2.4 billion at Dec. 31, 2012. The decline in the valuation of the investment securities portfolio was primarily driven by an increase in long-term interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $488 million at June 30, 2013, compared with $1.3 billion at Dec. 31, 2012.

At June 30, 2013 and Dec. 31, 2012, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

The following table presents the amortizable net purchase premium related to the investment securities portfolio and accretable discount related to the restructuring of the investment securities portfolio.

30 BNY Mellon

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	2Q12	3Q12	4Q12	1Q13	2Q13
Amortizable net purchase premium relating to investment securities:
Balance at period end	$2,334	$2,616	$2,476	$2,685	$2,720
Estimated average life remaining at period end (in years)	4.3	4.0	4.2	4.6	5.1
Amortization	$130	$163	$169	$164	$172
Accretable discount related to the restructuring of the investment securities portfolio:
Balance at period end	$1,041	$943	$871	$789	$743
Estimated average life remaining at period end (in years)	4.4	5.4	5.3	5.6	6.0
Accretion	$74	$66	$60	$57	$54

(a)	Amortization of purchase premium decreased net interest revenue while accretion of discount increased net interest revenue. Both were recorded on a level yield basis.

The increase in the net premium amortization in the second quarter of 2013 primarily related to the purchase of agency RMBS and state and political subdivision securities in the first half of 2013.

The following table presents pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
U.S. Treasury	$31	$(4)	$44	$27	$82
Commercial MBS	7	8	—	15	—
Foreign covered bonds	—	8	—	8	—
Non-agency RMBS	(3)	4	(27)	1	(41)
Sovereign debt	—	1	61	1	68
European floating rate notes	(10)	4	(22)	(6)	(23)
Other	7	27	(6)	34	4
Total net securities gains	$32	$48	$50	$80	$90

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the second quarter of 2013, this analysis resulted in $19 million of credit losses primarily on European floating rate notes. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased by $1 million (pre-tax) or decreased by $1 million (pre-tax) at June 30, 2013. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At June 30, 2013, the investment securities portfolio included $42 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2013. The unrealized loss on these securities was $87 million at June 30, 2013, an improvement of $12 million compared with $99 million at March 31, 2013.

European floating rate notes at June 30, 2013 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,739	$156	$1,895
Netherlands	882	52	934
Ireland	136	22	158
Italy	114	—	114
Australia	65	—	65
Germany	2	63	65
Total fair value	$2,938	$293	$3,231

(a)	72% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

BNY Mellon 31

Loans

Total exposure – consolidated	June 30, 2013			Dec. 31, 2012
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$12.9	$15.5	$28.4	$11.3	$15.7	$27.0
Commercial	1.6	19.3	20.9	1.4	18.3	19.7
Subtotal institutional	14.5	34.8	49.3	12.7	34.0	46.7
Wealth management loans and mortgages	9.3	1.8	11.1	8.9	1.7	10.6
Commercial real estate	2.1	1.9	4.0	1.7	1.9	3.6
Lease financings	2.3	—	2.3	2.4	—	2.4
Other residential mortgages	1.5	—	1.5	1.6	—	1.6
Overdrafts	5.5	—	5.5	5.3	—	5.3
Other	0.7	—	0.7	0.6	0.2	0.8
Subtotal non-margin loans	35.9	38.5	74.4	33.2	37.8	71.0
Margin loans	14.4	0.7	15.1	13.4	0.9	14.3
Total	$50.3	$39.2	$89.5	$46.6	$38.7	$85.3

At June 30, 2013, total exposures were $89.5 billion, an increase of 5% from $85.3 billion at Dec. 31, 2012. The increase in total exposure primarily reflects higher loans in the financial institutions portfolio and higher margin loans as well as an increase in unfunded commitments in the commercial loan portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios made up 55% of our total lending exposure at both June 30, 2013 and Dec. 31, 2012. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2013					Dec. 31, 2012
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$2.0	$11.0	87%	93%	$5.6	$2.0	$7.6
Asset managers	1.2	3.6	4.8	99	70	1.1	3.8	4.9
Securities industry	2.5	1.7	4.2	92	94	4.2	2.1	6.3
Insurance	0.1	4.1	4.2	99	24	0.1	4.3	4.4
Government	—	3.0	3.0	97	26	—	2.1	2.1
Other	0.1	1.1	1.2	97	40	0.3	1.4	1.7
Total	$12.9	$15.5	$28.4	93%	69%	$11.3	$15.7	$27.0

The financial institutions portfolio exposure was $28.4 billion at June 30, 2013 compared with $27.0 billion at Dec. 31, 2012. The increase primarily reflects higher exposure to banks driven by a higher level of trade finance loans.

Financial institution exposures are high quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2013. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 69% expire within one year, and 37% expire within 90 days. In addition, 34% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides regardless of the internal credit

32 BNY Mellon

rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance and U.S. dollar-clearing businesses. These exposures are predominately to investment grade counterparties and are short term in nature.

The asset manager portfolio exposures are high- quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2013. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	June 30, 2013					Dec. 31, 2012
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$6.0	$6.6	95%	14%	$0.5	$5.6	$6.1
Energy and utilities	0.7	6.0	6.7	98	10	0.5	5.5	6.0
Manufacturing	0.2	5.7	5.9	88	10	0.3	5.6	5.9
Media and telecom	0.1	1.6	1.7	90	4	0.1	1.6	1.7
Total	$1.6	$19.3	$20.9	94%	11%	$1.4	$18.3	$19.7

The commercial portfolio exposure increased 6% to $20.9 billion at June 30, 2013, from $19.7 billion at Dec. 31, 2012, primarily reflecting an increase in exposure to the energy and utilities and the services and other portfolios.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Investment grade percentage of the portfolios
	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Financial institutions	92%	93%	93%	93%	93%
Commercial	93%	93%	93%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at June 30, 2013.

Wealth management loans and mortgages

Our Wealth management exposure was $11.1 billion at June 30, 2013 compared with $10.6 billion at Dec. 31, 2012. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2013.

At June 30, 2013, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York - 21%; California - 20%; Massachusetts - 16%; Florida - 8%; and other - 35%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.0 billion at June 30, 2013 compared with $3.6 billion at Dec. 31, 2012.

BNY Mellon 33

At June 30, 2013, 60% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type, with 52% secured by residential buildings, 16% secured by office buildings, 12% secured by retail properties, and 20% secured by other categories. Approximately 97% of the unsecured portfolio is comprised of investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At June 30, 2013, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 46%; investment grade REITs - 39%; and other - 15%.

Lease financings

The leasing portfolio exposure totaled $2.3 billion and included $173 million of airline exposures at June 30, 2013, compared with $2.4 billion of leasing exposures, including $191 million of airline exposures, at Dec. 31, 2012. At June 30, 2013, approximately 85% of the leasing exposure was investment grade.

At June 30, 2013, the $2.1 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At June 30, 2013, our $173 million of exposure to the airline industry consisted of $67 million to major U.S. carriers, $86 million to foreign airlines and $20 million to U.S. regional airlines.

Despite the significant improvement in revenues and yields that the U.S domestic airline industry has achieved, high fuel prices pose a significant challenge for these carriers. Combined with their high fixed cost operating models, high debt levels and sensitivity to economic cycles, the domestic airlines remain vulnerable. Accordingly, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.5 billion at June 30, 2013, compared with $1.6 billion at Dec. 31, 2012. Included in this portfolio at June 30, 2013 are $461 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination and 25% of these loans were at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

To determine the projected loss on the prime and Alt-A mortgage portfolios, we calculate the total estimated defaults of these mortgages and multiply that amount by an estimate of realizable value upon sale in the marketplace (severity).

At June 30, 2013, we had $12 million in subprime mortgages included in the other residential mortgage portfolio. The subprime loans were issued to support our Community Reinvestment Act requirements.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $5.7 billion of loans at June 30, 2013 and $5.1 billion at Dec. 31, 2012 related to a term loan program that offers fully collateralized loans to broker-dealers.

34 BNY Mellon

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

The role of credit has shifted to one that complements our other services instead of as a lead product. We believe credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Margin loans	$14,434	$13,242	$13,397	$13,462
Non-margin loans	35,873	35,982	33,232	31,969
Total loans	$50,307	$49,224	$46,629	$45,431
Beginning balance of allowance for credit losses	$358	$387	$456	$494
Provision for credit losses	(19)	(24)	(61)	(19)
Net (charge-offs):
Other residential mortgages	(2)	(3)	(3)	(5)
Commercial	—	(2)	—	1
Financial institutions	—	—	(5)	(4)
Net (charge-offs)	(2)	(5)	(8)	(8)
Ending balance of allowance for credit losses	$337	$358	$387	$467
Allowance for loan losses	$212	$237	$266	$362
Allowance for lending-related commitments	125	121	121	105
Allowance for loan losses as a percentage of total loans	0.42%	0.48%	0.57%	0.80%
Allowance for loan losses as a percentage of non-margin loans	0.59%	0.66%	0.80%	1.13%
Total allowance for credit losses as a percentage of total loans	0.67%	0.73%	0.83%	1.03%
Total allowance for credit losses as a percentage of non-margin loans	0.94%	0.99%	1.16%	1.46%

Net charge-offs were $2 million in the second quarter of 2013, $8 million in the second quarter of 2012 and $5 million in the first quarter of 2013. Net charge-offs in these periods primarily reflect charge-offs in the other residential mortgage portfolio.

The provision for credit losses was a credit of $19 million in the second quarter of 2013 primarily driven by the continued improvement in the credit quality of the loan portfolio. The provision for credit losses was a credit of $19 million in the second quarter of 2012 and a credit of $24 million in the first quarter of 2013. We anticipate the provision for credit losses to be up to $15 million in the third quarter of 2013.

Given the continuing improvement in U.S. housing prices, the improved demand in major U.S. housing markets, and the improvement in the majority of the internal and environmental risk factors tracked in our qualitative framework, management concluded that a reduction in the qualitative allowance in the first quarter of 2013 was appropriate. Management believes our quantitative allowance and reduced level of qualitative allowance adequately reflects incurred losses associated with the aggregate risk at this stage of the economic recovery.

The total allowance for credit losses was $337 million at June 30, 2013 and $387 million at Dec. 31, 2012. The decrease in the allowance for credit losses was primarily driven by the factors mentioned above.

The ratio of the total allowance for credit losses to non-margin loans was 0.94% at June 30, 2013, 1.16% at Dec. 31, 2012 and 1.46% at June 30, 2012. The ratio of the allowance for loan losses to non-margin loans was 0.59% at June 30, 2013 compared with 0.80% at Dec. 31, 2012 and 1.13% at June 30, 2012. The lower ratios at June 30, 2013 compared with both prior periods primarily reflect the decrease in the allowance for credit losses driven by the continued improvement in the credit quality of the loan portfolio.

BNY Mellon 35

We had $14.4 billion of secured margin loans on our balance sheet at June 30, 2013 compared with $13.4 billion at Dec. 31, 2012 and $13.5 billion at June 30, 2012. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

36 BNY Mellon

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

Our consideration of these factors has remained consistent for the quarter ended June 30, 2013. As discussed above, the improvements in the U.S. housing market, as well as internal and environmental risk factors, resulted in a decrease in the qualitative allowance from Dec. 31, 2012 to March 31, 2013. The qualitative allowance as a percentage of the total allowance was unchanged from March 31, 2013 to June 30, 2013.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” on pages 34 and 35 in our 2012 Annual Report, we have allocated our allowance for credit losses as follows:

Allocation of allowance	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Commercial	28%	27%	27%	22%
Other residential mortgages	22	23	23	33
Foreign	13	13	12	12
Lease financing	12	11	13	12
Financial institutions	10	9	9	8
Commercial real estate	9	9	8	7
Wealth management (a)	6	8	8	6
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If such credits were rated one grade better, the allowance would have decreased by $56 million, while if each credit were rated one grade worse, the allowance would have increased by $82 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $55 million, while if the loss given default were one rating better, the allowance would have decreased by $40 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

BNY Mellon 37

Nonperforming assets

The following table presents the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	June 30, 2013	March 31, 2013	Dec. 31, 2012
Nonperforming loans:
Other residential mortgages	$135	$148	$158
Commercial	24	24	27
Commercial real estate	18	17	18
Wealth management loans and mortgages	13	30	30
Foreign loans	9	9	9
Financial institutions	2	3	3
Total nonperforming loans	201	231	245
Other assets owned	3	3	4
Total nonperforming assets (a)	$204	$234	$249
Nonperforming assets ratio	0.41%	0.48%	0.53%
Nonperforming assets ratio, excluding margin loans	0.6%	0.7%	0.7%
Allowance for loan losses/nonperforming loans	105.5%	102.6%	108.6%
Allowance for loan losses/nonperforming assets	103.9%	101.3%	106.8%
Total allowance for credit losses/nonperforming loans	167.7%	155.0%	158.0%
Total allowance for credit losses/nonperforming assets	165.2%	153.0%	155.4%

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $44 million at June 30, 2013, $161 million at March 31, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity
(in millions)	June 30, 2013	March 31, 2013	Dec. 31, 2012
Balance at beginning of period	$234	$249	$274
Additions	9	12	12
Return to accrual status	(11)	(11)	(16)
Charge-offs	(3)	(3)	(3)
Paydowns/sales	(24)	(12)	(16)
Transferred to other real estate owned	(1)	(1)	(2)
Balance at end of period	$204	$234	$249

Nonperforming assets were $204 million at June 30, 2013, a decrease of $30 million compared with $234 million at March 31, 2013. The decrease primarily resulted from paydowns in the wealth management loan portfolio and returns to accrual status in the other residential mortgage loan portfolio.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $244.9 billion at June 30, 2013, a decrease of less than 1% compared with $246.1 billion at Dec. 31, 2012. The slight decrease in deposits reflects lower levels of noninterest-bearing deposits primarily offset by higher interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $82.9 billion at June 30, 2013 compared with $93.0 billion at Dec. 31, 2012. Interest-bearing deposits were $161.9 billion at June 30, 2013 compared with $153.1 billion at Dec. 31, 2012.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollar amounts in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Maximum daily balance during the quarter	$13,484	$22,123	$21,818
Average daily balance	$9,206	$9,187	$11,254
Weighted-average rate during the quarter	(0.28)%	(0.12)%	0.01%
Ending balance	$12,600	$8,602	$9,162
Weighted-average rate at period end	(0.26)%	(0.19)%	(0.03)%

38 BNY Mellon

Federal funds purchased and securities sold under repurchase agreements were $12.6 billion at June 30, 2013 compared with $8.6 billion at March 31, 2013 and $9.2 billion at June 30, 2012. The increase compared with both prior periods resulted from attractive overnight borrowing opportunities. The maximum daily balance in the second quarter of 2013 was $13.5 billion compared with $22.1 billion in the first quarter of 2013 and $21.8 billion in the second quarter of 2012. The weighted average rates in the first and second quarters of 2013 and at June 30, 2013, March 31, 2013 and June 30, 2012 reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollar amounts in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Maximum daily balance during the quarter	$16,458	$16,027	$15,812
Average daily balance (a)	$15,055	$15,026	$13,255
Weighted-average rate during the quarter	0.08%	0.09%	0.10%
Ending balance	$15,267	$14,986	$13,305
Weighted-average rate at period end	0.09%	0.10%	0.10%

(a)
The weighted average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $9,073 million in the second quarter of 2013, $9,019 million in the first quarter of 2013 and $7,895 million in the second quarter of 2012.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $15.3 billion at June 30, 2013, $15.0 billion at March 31, 2013 and $13.3 billion at June 30, 2012. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Maximum daily balance during the quarter	$924	$1,428	$2,547
Average daily balance	$58	$245	$1,436
Weighted-average rate during the quarter	0.04%	0.09%	0.29%
Ending balance	$111	$78	$1,564
Weighted-average rate at period end	0.03%	0.03%	0.14%

Commercial paper outstanding was $111 million at June 30, 2013 compared with $78 million at March 31, 2013, and $1.6 billion at June 30, 2012. Average commercial paper outstanding was $58 million in the second quarter of 2013, $245 million in the first quarter of 2013 and $1.4 billion in the second quarter of 2012. The maximum daily balance in the second quarter of 2013 was $924 million compared with $1.4 billion in the first quarter of 2013 and $2.5 billion in the second quarter of 2012. Fluctuations between periods were a result of Parent funding requirements. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	June 30, 2013	March 31, 2013	June 30, 2012
Maximum daily balance during the quarter	$3,720	$2,514	$2,795
Average daily balance	$1,385	$1,152	$1,114
Weighted-average rate during the quarter	0.20%	0.90%	1.88%
Ending balance	$1,060	$789	$1,374
Weighted-average rate at period end	0.34%	1.37%	2.75%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Other borrowed funds were $1.1 billion at June 30, 2013 compared with $789 million at March 31, 2013 and $1.4 billion at June 30, 2012. Other borrowed funds averaged $1.4 billion in the second quarter of 2013, $1.2 billion in the first quarter of 2013 and $1.1 billion in the second quarter of 2012. The maximum daily balance in the second quarter of 2013 was $3.7 billion compared with $2.5 billion in

BNY Mellon 39

the first quarter of 2013 and $2.8 billion in the second quarter of 2012. Changes compared with prior periods primarily reflect higher overdrafts of sub-custodian account balances in our Investment Services businesses.

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

When monitoring liquidity, we evaluate multiple metrics in order to have ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, access to debt and money markets, debt spreads, peer ratios, liquid assets, unencumbered collateral, funding sources and balance sheet liquidity ratios. We monitor the Basel III liquidity coverage ratio as applied to us, based on our current interpretation of the Final Rules regarding Basel III. Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these ratios exceeded our minimum guidelines at June 30, 2013.

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

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The lower level of available funds at June 30, 2013 compared with Dec. 31, 2012 resulted from the redeployment of funds on our balance sheet from interest-bearing deposits with the Federal Reserve and other central banks as we increased the level of our investment securities and our loan portfolio, as well as a slight decrease in client deposits.

40 BNY Mellon

Available and liquid funds	June 30, 2013	Dec. 31, 2012	Average
(in millions)			2Q13	1Q13	2Q12	YTD13	YTD12
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$42,145	$43,910	$42,772	$40,967	$38,474	$41,874	$36,784
Federal funds sold and securities purchased under resale agreements	9,978	6,593	7,878	7,478	5,493	7,679	5,333
Total liquid funds	52,123	50,503	50,650	48,445	43,967	49,553	42,117
Cash and due from banks	6,940	4,727	5,060	4,534	4,412	4,798	4,341
Interest-bearing deposits with the Federal Reserve and other central banks	77,150	90,110	55,911	63,240	57,904	59,555	60,715
Total available funds	$136,213	$145,340	$111,621	$116,219	$106,283	$113,906	$107,173
Total available funds as a percentage of total assets	38%	40%	33%	35%	35%	34%	35%

On an average basis for the first six months of 2013 and the first six months of 2012, non-core sources of funds such as money market rate accounts, federal funds purchased, trading liabilities and other borrowings were $19.1 billion and $20.0 billion, respectively. The decrease primarily reflects lower levels of money market rate accounts. Average foreign deposits, primarily from our European-based Investment Services business, were $99.7 billion for the first six months of 2013 compared with $87.4 billion for the first six months of 2012. The increase primarily reflects growth in client deposits. Domestic savings and time deposits averaged $41.3 billion for the first six months of 2013 compared with $34.1 billion for the first six months of 2012. The increase primarily reflects higher time deposits. Deposit volumes could be impacted by proposed money market fund reform.

Average payables to customers and broker-dealers were $9.0 billion for the first six months of 2013 and $7.7 billion for the first six months of 2012. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $18.9 billion for the first six months of 2013 and $20.3 billion for the first six months of 2012. The decrease in average long-term debt was driven by planned capital actions and debt maturities. Average noninterest-bearing deposits increased to $70.5 billion for the first six months of 2013 from $64.7 billion for the first six months of 2012 reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to June 30, 2013, our bank subsidiaries could declare dividends to the Parent of approximately $2.2 billion, without the need for a regulatory waiver. In addition, at June 30, 2013, non-bank subsidiaries of the Parent had liquid assets of approximately $1.5 billion.

In April 2013, BNY Mellon announced a 15% increase in the quarterly common stock dividend, from $0.13 to $0.15 per share. As a result, in the second quarter of 2013, BNY Mellon paid a quarterly cash dividend of $0.15 per common share. Our common stock dividend payout ratio was 58% for the first six months of 2013, or 23% after adjusting for the charge related to the disallowance of certain foreign tax credits. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 20 of the Notes to Consolidated Financial Statements, both contained in our 2012 Annual Report.

BNY Mellon 41

The Parent’s average commercial paper borrowings were $58 million in the second quarter of 2013 compared with $1.4 billion in the second quarter of 2012. The Parent had cash of $4.6 billion at June 30, 2013, compared with $4.0 billion at Dec. 31, 2012. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $111 million at June 30, 2013 and $338 million at Dec. 31, 2012. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2013, increased by $876 million compared with Dec. 31, 2012, primarily reflecting the issuance of senior debt and preferred stock.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the second quarter of 2013, we repurchased 11.9 million common shares in the open market, at an average price of $27.79 per share, for a total of $330 million.

The Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of June 30, 2013, the Parent was in compliance with its liquidity policy.

In addition to our other funding sources, we also have the ability to access the capital markets. In June 2013, we filed shelf registration statements on Form S-3 with the SEC covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration statements will expire in June 2016, at which time we plan to file new shelf registration statements.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of July 2, 2013, were as follows:

Credit ratings
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	Aa3	A+	AA-		AA (low)
Subordinated debt	A1	A	A+		A (high)
Preferred stock	Baa1	BBB	BBB		A (low)
Trust-preferred securities	A2	BBB	BBB+		A (high)
Short-term debt	P1	A-1	F1+		R-1 (middle)
Outlook - Parent:	(a)	Negative	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa1	AA-	AA-		AA
Long-term deposits	Aa1	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa1	AA-	AA-	(b)	AA
Long-term deposits	Aa1	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	(a)	Stable	Stable		Stable

(a)	Long-term ratings under review for downgrade.

(b)	Represents senior debt issuer default rating.

As a result of Moody’s Investors Service (“Moody’s”) and S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s ratings by Moody’s and S&P benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s and one notch of “lift” from S&P. On June 11, 2013, S&P indicated that it is reconsidering its inclusion of government support in its ratings on the eight U.S. bank holding companies that it views as having high systemic importance, including The Bank of New York Mellon Corporation. On June 11, 2013, S&P also revised its outlook on the operating subsidiaries of The Bank of New York Mellon Corporation to stable from negative reflecting the outlook revision on the long-term sovereign credit rating of the United States to stable from negative.

On July 2, 2013, Moody’s placed the long-term ratings of three large U.S. trust and custody banks on review for downgrade, including The Bank of New York Mellon Corporation. The short-term debt and deposit ratings for all three banks, including The Bank of New York Mellon Corporation were affirmed at both the bank and holding company levels.  Moody’s indicated that the review will focus on the long-term profitability challenges facing these very highly-rated institutions, which are driven by aggressive pricing of all three banks’ core custody products and services. According to Moody’s, the review will also examine the banks’ ability to

42 BNY Mellon

generate more revenue from custody-related services and cut costs, and consider the level of the banks’ dependence on ancillary revenues that have come under pressure. For further discussion on the impact of a credit rating downgrade, see Note 17 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $18.5 billion at both June 30, 2013 and Dec. 31, 2012. In the first six months of 2013, the Parent issued $1.5 billion of senior debt, partially offset by the maturity of $750 million of senior debt and the decline in the fair value of the hedged long-term debt. The fair value of the derivatives hedging long-term debt is recorded in other assets. Additionally, the Parent called $65 million of subordinated debt, and has the option to call $42 million of subordinated debt in the remainder of 2013, which it may call and refinance if market conditions are favorable.

On Aug. 1, 2013, we issued $600 million of senior medium-term notes maturing in 2018 at an annual interest rate of 2.1% and $500 million of senior medium-term notes maturing in 2018 at an annual interest rate of 3-month LIBOR plus 56 basis points.

In the second quarter of 2013, we issued 500,000 depositary shares (the “Series D depositary shares”), each representing a 1/100th ownership interest in a share of Series D Noncumulative Perpetual Preferred Stock, with a liquidation preference of $100,000 per share (the “Series D preferred stock”), of The Bank of New York Mellon Corporation. BNY Mellon will pay a dividend on the Series D preferred stock if declared by our board of directors, at an annual rate of 4.5% on each June 20 and December 20, to but excluding June 20, 2023; and a floating rate equal to three-month LIBOR plus 2.46% on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. The proceeds of the offering totaled $494 million, net of issuance costs, a portion of which was used to redeem $300 million of 7.78% Trust Preferred Securities of BNY Institutional Capital Trust A.

At June 30, 2013, we had $303 million of trust preferred securities outstanding, which currently qualify as Tier 1 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Final Rules.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which included our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 110.1% at June 30, 2013 and 109.9% at Dec. 31, 2012. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $750 million extended by 16 financial institutions matures in March 2014. There were no borrowings against this line in the second quarter of 2013. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. Average daily borrowing under these lines was $22 million, in aggregate, in the second quarter of 2013. See “Liquidity and dividends” in our 2012 Annual Report for a description of the covenants required to be maintained by the Parent for the committed lines of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $84 million, in aggregate, in the second quarter of 2013.

Statement of cash flows

Cash used for operating activities was $959 million for the six months ended June 30, 2013 compared with cash provided by operating activities of $374 million for the six months ended June 30, 2012. In the first six months of 2013, cash flows used for operations were principally the result of changes in trading activity and accruals and other balances, partially offset by earnings. In the first six months of 2012, earnings, partially offset by changes in accruals and other balances, were a significant source of funds.

In the six months ended June 30, 2013, cash used for investing activities was $632 million compared with $5.8 billion in the six months ended June 30, 2012.

BNY Mellon 43

In the first six months of 2013, purchases of securities and changes in loans and federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns and maturities of securities and a decrease in deposits with the Federal Reserve and other central banks. In the first six months of 2012, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and changes in interest-bearing deposits with banks were a significant use of funds, partially offset by decreases in deposits with the Federal Reserve and other central banks and sales, paydowns, and maturities of securities.

In the six months ended June 30, 2013, cash provided by financing activities was $3.9 billion compared with $5.8 billion for the six months ended June 30, 2012. In the first six months of 2013, an increase in federal funds purchased and securities sold under repurchase agreements and the proceeds from the issuance of long-term debt were significant sources of funds partially offset by repayment of long-term debt, a decrease in payables to customers and treasury stock repurchases. In the first six months of 2012, increases in federal funds purchased and securities sold under repurchase agreements, deposits, commercial paper and the issuance of long-term debt were significant sources of funds, partially offset by repayment of long-term debt, a decrease in other borrowed funds and treasury stock repurchases.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Average common equity to average assets	10.2%	10.5%	10.4%	11.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio (a)	10.0%	10.0%	10.1%	10.5%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.5%	9.7%	9.9%	10.3%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	5.8%	5.9%	6.4%	6.1%
Total BNY Mellon shareholders’ equity – GAAP	$35,882	$35,690	$36,431	$34,533
Total BNY Mellon common shareholders’ equity – GAAP	$34,320	$34,622	$35,363	$34,033
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$14,282	$14,469	$14,919	$13,544
Book value per common share – GAAP (a)	$29.83	$29.83	$30.39	$28.81
Tangible book value per common share – Non-GAAP (a)	$12.41	$12.47	$12.82	$11.47
Closing common stock price per share	$28.05	$27.99	$25.70	$21.95
Market capitalization	32,271	$32,487	$29,902	$25,929
Common shares outstanding	1,150,477	1,160,647	1,163,490	1,181,298

Cash dividends per common share	$0.15	$0.13	$0.13	$0.13
Common dividend payout ratio	21%	N/M	25%	33%
Common dividend yield (annualized)	2.1%	1.9%	2.0%	2.4%

(a)	See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 52 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity at June 30, 2013 decreased to $35.9 billion from $36.4 billion at Dec. 31, 2012. The decrease primarily reflects a decline in the value of our investment securities portfolio and share repurchases, partially offset by the issuance of $500 million of noncumulative perpetual preferred stock and earnings retention.

The unrealized net of tax gain on our available-for-sale investment securities portfolio recorded in accumulated other comprehensive income was $488 million at June 30, 2013 compared with $1.3 billion at Dec. 31, 2012. The decrease in the valuation of the investment securities portfolio was driven by an increase in long-term interest rates and $80 million of net realized securities gains in the first six months of 2013.

In the first six months of 2013, we repurchased 21.1 million common shares for a total of $583 million, including open market purchases of 11.9 million

44 BNY Mellon

common shares for a total of $330 million in the second quarter of 2013.

In the first half of 2013, we generated $300 million of capital through the exercise of stock options and awards and employee benefit plan contributions.

From July 1, 2013 through Aug. 7, 2013, we repurchased 2.35 million common shares in the open market, at an average price of $31.75 per common share for a total of $75 million.

On July 17, 2013, the board of directors declared a quarterly common stock dividend of $0.15 per share. This cash dividend was paid on Aug. 6, 2013, to shareholders of record as of the close of business on July 29, 2013.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of June 30, 2013 and Dec. 31, 2012, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Basel I Total and Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Basel I Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized		June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012

Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)	N/A	N/A		9.3%	9.4%	9.8%	8.7%

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A		13.2%	12.2%	13.5%	13.2%
Tier 1 capital	6%	N/A		14.8%	13.6%	15.0%	14.7%
Total capital	10%	N/A		15.8%	14.7%	16.3%	16.4%
Leverage – guideline	5%	N/A		5.3%	5.2%	5.3%	5.5%

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%		13.4%	13.0%	14.0%	13.7%
Total capital	10%	8%		13.9%	13.6%	14.6%	14.5%
Leverage	5%	3% - 4%	(d)	5.3%	5.2%	5.4%	5.7%

(a)
At June 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our preliminary interpretation of and expectations regarding the final rules released by the Federal Reserve on July 2, 2013 and is presented under the Standardized Approach. This ratio was 9.8% under the Advanced Approach. For periods prior to June 30, 2013, these ratios were estimated using our interpretations of the Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) dated June 7, 2012, except as otherwise noted. Both the final rules and the NPRs require the Tier 1 common equity ratio to be the lower of the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. For all periods prepared under the NPRs prior to March 31, 2013, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. For all periods prior to June 30, 2013, Basel III risk-weightings for certain repo-style transactions were calculated under the Standardized Approach using the simple value-at-risk (“VaR”) method. At June 30, 2013, Basel III risk-weightings for these transactions were calculated under the Standardized Approach using the collateral haircut approach.

(b)	See “Supplemental Information - Explanation of Non-GAAP financial measures” beginning on page 52 for a calculation of this ratio.

(c)
When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”. Includes full capital credit for certain capital instruments outstanding at June 30, 2013. A phase-out of non-qualifying instruments will begin on Jan. 1, 2014.

(d)	The minimum leverage ratio for state member banks is 3% or 4%, depending on factors specified in regulations.
N/A - Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined for Basel III.

BNY Mellon 45

Quarterly impact to the estimated Basel III Tier 1 common equity ratio - Non-GAAP
	Standardized Approach	Advanced Approach
Estimated Basel III Tier 1 common equity ratio - Non-GAAP at March 31, 2013 (a)	9.4%	9.7%
Impacted by:
Capital generation	40 bps	40 bps
Change in accumulated other comprehensive income	(50) bps	(50) bps
Change in risk-weighted assets	25 bps	10 bps
Impact of final rules	(25) bps	10 bps
Estimated Basel III Tier 1 common equity ratio - Non-GAAP at June 30, 2013 (a)	9.3%	9.8%

(a)	See “Supplemental information - Explanation of Non-GAAP financial measures” beginning on page 52 for a calculation of this ratio.
bps - basis points.

Our estimated Basel III Tier 1 common equity ratio (non-GAAP), which was based on our preliminary interpretation of and expectations regarding the final rules, was 9.3% at June 30, 2013, compared with 9.4% at March 31, 2013 calculated using our interpretation of the NPRs, except as otherwise noted. The decrease primarily resulted from the decrease in the value of our investment securities portfolio, partially offset by capital generation. For additional information on the Basel III final rules, see “Recent accounting and regulatory developments - Regulatory developments”.

At June 30, 2013, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the Basel I “well capitalized” guidelines are as follows.

Capital above guidelines at June 30, 2013 (in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$10,080	$7,290
Total capital	6,693	3,855
Leverage	1,074	647

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2012 Annual Report in “Supervision and Regulation-Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors-Operational and Business Risk-Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy guidelines more generally, could result in limitations on our activities and adversely affect our business and financial condition.”

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

In the second quarter of 2013, net Basel I Tier 1 common equity increased $544 million, primarily driven by earnings retention, partially offset by share repurchases.

Our Basel I Tier 1 capital ratio was 14.8% at June 30, 2013 compared with 15.0% at Dec. 31, 2012. The decrease in the Basel I Tier 1 capital ratio primarily reflects higher risk-weighted assets driven by the required implementation of the Basel II.5 - final market risk rule in the first quarter of 2013 and the redemption of trust preferred securities, partially offset by the issuance of noncumulative perpetual preferred stock.

Our Basel I Tier 1 leverage ratio was 5.3% at both June 30, 2013 and Dec. 31, 2012. The leverage ratio of The Bank of New York Mellon was 5.3% at June 30, 2013 compared with 5.4% at Dec. 31, 2012. The decrease in the leverage ratio of The Bank of New York Mellon primarily resulted from the net loss recorded in the first quarter of 2013.

The Tier 1 capital and total capital ratios for The Bank of New York Mellon decreased at June 30, 2013 compared with Dec. 31, 2012. The decreases in these ratios primarily reflect the impact of the net loss recorded in the first quarter of 2013 and higher risk-weighted assets driven by the required implementation of the Basel II.5 - final market risk rule in the first quarter of 2013.

46 BNY Mellon

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at June 30, 2013.

Potential impact to capital ratios as of June 30, 2013
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets (a)
Basel I:
Tier 1 capital	9	bps	13	bps
Total capital	9		14
Leverage	3		2
Basel III:
Estimated Tier 1 common equity ratio	7	bps	6	bps

(a)	Quarterly average assets determined under Basel I regulatory guidelines.

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 5.8% at June 30, 2013 compared with 6.4% at Dec. 31, 2012. The decrease in the ratio primarily reflects a decrease in the unrealized gain on our available-for-sale investment securities portfolio, and a change in asset mix.

In the second quarter of 2013, we issued 500,000 Series D depositary shares each representing a 1/100th ownership interest in a share of the Series D preferred stock of The Bank of New York Mellon Corporation. BNY Mellon will pay a dividend on the Series D preferred stock if declared by our board of directors, at an annual rate of 4.5% on each June 20 and December 20, to but excluding June 20, 2023; and a floating rate equal to three-month LIBOR plus 2.46% on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. The proceeds of the offering totaled $494 million, net of issuance costs, a portion of which was used to redeem $300 million of 7.78% Trust Preferred Securities of BNY Institutional Capital Trust A (liquidation amount $1,000 per security).

At June 30, 2013, we had $303 million of trust preferred securities outstanding which currently qualify as Tier 1 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the final Basel III rules.

The following tables present the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at June 30, 2013, March 31, 2013, Dec. 31, 2012 and June 30, 2012.

Components of Basel I Tier 1 and total risk-based capital (a)	June 30,	March 31,	Dec. 31,	June 30,
(in millions)	2013	2013	2012	2012
Tier 1 capital:
Common shareholders’ equity	$34,320	$34,622	$35,363	$34,033
Preferred stock	1,562	1,068	1,068	500
Trust preferred securities	303	603	623	1,164
Adjustments for:
Goodwill and other intangibles (b)	(20,038)	(20,153)	(20,445)	(20,489)
Pensions/cash flow hedges	1,387	1,410	1,454	1,372
Securities valuation allowance	(560)	(1,314)	(1,350)	(825)
Merchant banking investments	(23)	(17)	(19)	(33)
Total Tier 1 capital	16,951	16,219	16,694	15,722
Tier 2 capital:
Qualifying unrealized gains on equity securities	3	4	2	2
Qualifying subordinated debt	853	922	1,058	1,317
Qualifying allowance for credit losses	337	358	386	467
Total Tier 2 capital	1,193	1,284	1,446	1,786
Total risk-based capital	$18,144	$17,503	$18,140	$17,508
Total risk-weighted assets	$114,511	$119,382	$111,180	$106,764
Average assets for leverage capital purposes	$317,542	$313,482	$315,273	$284,776

(a)	On a regulatory basis as determined under Basel I guidelines.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,269 million at June 30, 2013, $1,293 million at March 31, 2013, $1,310 million at Dec. 31, 2012 and $1,400 million at June 30, 2012 and deferred tax liabilities associated with tax deductible goodwill of $1,200 million at June 30, 2013, $1,170 million at March 31, 2013, $1,130 million at Dec. 31, 2012 and $982 million at June 30, 2012.

BNY Mellon 47

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	2nd Quarter 2013			June 30, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.4	$8.7	$14.2	$9.9
Foreign exchange	1.1	0.5	2.3	1.0
Equity	3.1	1.4	4.4	3.3
Diversification	(3.3)	N/M	N/M	(2.9)
Overall portfolio	$12.3	$10.0	$14.8	$11.3

VaR (a)	1st Quarter 2013			March 31, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.3	$8.6	$14.8	$12.4
Foreign exchange	1.0	0.5	2.0	0.9
Equity	1.9	1.1	3.9	3.1
Diversification	(2.6)	N/M	N/M	(3.4)
Overall portfolio	$11.6	$8.8	$14.8	$13.0

VaR (a)	2nd Quarter 2012			June 30, 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$8.9	$5.0	$13.2	$11.2
Foreign exchange	1.7	0.5	3.7	0.5
Equity	2.0	1.3	3.2	1.4
Diversification	(3.7)	N/M	N/M	(3.1)
Overall portfolio	$8.9	$5.0	$13.6	$10.0

VaR (a)	Year-to-date 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.3	$8.6	$14.8
Foreign exchange	1.1	0.5	2.3
Equity	2.5	1.1	4.4
Diversification	(3.0)	N/M	N/M
Overall portfolio	$11.9	$8.8	$14.8

VaR (a)	Year-to-date 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$9.3	$5.0	$13.2
Foreign exchange	2.5	0.5	4.8
Equity	2.2	1.3	3.4
Diversification	(4.0)	N/M	N/M
Overall portfolio	$10.0	$5.0	$14.8

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

During the second quarter of 2013, interest rate risk generated 73% of average VaR, equity risk generated 20% of average VaR and foreign exchange risk accounted for 7% of average VaR. During the second quarter of 2013, our daily trading loss did not exceed

48 BNY Mellon

our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The increase in the number of days greater than $5 million is attributable to higher foreign exchange revenue and the volatility of the derivative revenue related to the implementation of the overnight index swap (“OIS”) curve.

Distribution of trading revenues (losses) (a)
(dollar amounts in millions)	Quarter ended
	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Revenue range:	Number of days
Less than $(2.5)	—	—	1	—	—
$(2.5) - $0	4	2	—	4	1
$0 - $2.5	25	35	41	24	27
$2.5 - $5.0	29	23	20	32	24
More than $5.0	6	3	—	1	12

(a)	For quarters prior to June 30, 2013, the distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge and OIS discounting.

Foreign exchange and other trading

Foreign exchange and other trading revenue totaled $207 million in the second quarter of 2013, $180 million in the second quarter of 2012 and $161 million in the first quarter of 2013. In the second quarter of 2013, foreign exchange revenue totaled $179 million, an increase of 14% year-over-year and 20% (unannualized) sequentially. Both increases primarily reflect higher volatility and increased volumes. Foreign exchange revenue continues to be impacted by competitive market pressures. Other trading revenue totaled $28 million in the second quarter of 2013, compared with $23 million in the second quarter of 2012 and $12 million in the first quarter of 2013. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets totaled $11 billion at June 30, 2013 compared with $9 billion at Dec. 31, 2012. The increase in trading assets primarily resulted from higher levels of securities inventory, partially offset by an increase in long-term interest rates.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities totaled $8 billion at June 30, 2013 compared with $8 billion at Dec. 31, 2012.

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

At June 30, 2013, our over-the-counter (“OTC”) derivative assets of $5.1 billion included a credit valuation adjustment (“CVA”) deduction of $47 million. Our OTC derivative liabilities of $5.9 billion included a debit valuation adjustment (“DVA”) of $9 million related to our own credit spread. Net of hedges, the CVA and DVA were unchanged in the second quarter of 2013. Foreign exchange and other trading revenue was not impacted by the CVA and DVA in the second quarter of 2013.

In the first quarter of 2013, net of hedges, the CVA decreased $31 million and the DVA decreased $13 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $18 million in the first quarter of 2013.

In the second quarter of 2012, net of hedges, the CVA decreased $2 million and the DVA decreased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $1 million in the second quarter of 2012.

BNY Mellon 49

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us. The year-over-year increase in the percentage of exposure to counterparties with a risk rating profile of A+ to A- reflects a general increase in foreign exchange activity within this ratings category as well as increases in existing exposure to certain large inter-bank counterparties.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013
Rating:
AAA to AA-	40%	43%	38%	37%	41%
A+ to A-	31	27	35	40	38
BBB+ to BBB-	22	23	22	19	17
Non-investment grade (BB+ and lower)	7	7	5	4	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue (dollars in millions)	June 30, 2013	March 31, 2013
up 200 bps parallel rate shift vs. baseline (a)	$402	$351
up 100 bps parallel rate shift vs. baseline (a)	324	311
Long-term up 50 bps, short-term unchanged (b)	130	142
Long-term down 50 bps, short-term unchanged (b)	(123)	(114)

(a)	In the parallel rate shift, both short-term and long-term rates move equally.

(b)	Long-term is equal to or greater than one year.
bps - basis points.

The 100 basis point ramp scenario assumes rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of changes in interest rates on depositor behavior based on historical experience. Given the current historically low interest rate environment, a rise in interest rates

50 BNY Mellon

could lead to higher depositor withdrawals than historically experienced.

Growth or contraction of deposits could also be affected by the following factors:

•	Global economic uncertainty, particularly in Europe;

•	Our ratings relative to other financial institutions’ ratings; and

•	Money market mutual fund reform.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business, and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon 51

Supplemental information - Explanation of Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon Tier 1 common equity and tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Basel I Tier 1 common equity to risk-weighted assets excludes preferred stock and trust preferred securities from the numerator of the ratio. Unlike the Basel I Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets which are productive in generating income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio based on its current interpretation, expectations and understanding of the final Basel III rules released by the Federal Reserve on July 2, 2013 and on the application of such rules to BNY Mellon’s businesses as currently conducted. The estimated Basel III Tier 1 common equity ratio is necessarily subject to, among other things, BNY Mellon’s further review and implementation of the final Basel III rules, anticipated compliance with all necessary enhancements to model calibration, and other refinements, further implementation guidance from regulators and any changes BNY Mellon may make to its businesses. Consequently, BNY Mellon’s Basel III Tier 1 common equity ratio estimate may change based on these factors. Management views the Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the Basel III Tier 1 common equity ratio is intended to allow investors to compare BNY Mellon’s Basel III Tier 1 common equity ratio with estimates presented by other companies.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds and gains related to an equity investment; and expense measures which exclude charges related to the disallowance of certain foreign tax credits, M&I expenses, litigation charges, restructuring charges and amortization of intangible assets. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our operational excellence initiatives and migrating positions to global delivery centers. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business.

The presentation of income from consolidated investment management funds, net of net income attributable to noncontrolling interest related to the

52 BNY Mellon

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

The following table presents the calculation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
Income before income taxes – GAAP	$1,206	$809	$589	$2,015	$1,474
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	39	16	29	55	40
Add: Amortization of intangible assets	93	86	97	179	193
M&I, litigation and restructuring charges	13	39	378	52	487
Income before income taxes excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$1,273	$918	$1,035	$2,191	$2,114
Fee and other revenue – GAAP	$3,187	$2,844	$2,826	$6,031	$5,664
Income from consolidated investment management funds – GAAP	65	50	57	115	100
Net interest revenue – GAAP	757	719	734	1,476	1,499
Total revenue – GAAP	4,009	3,613	3,617	7,622	7,263
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	39	16	29	55	40
Total revenue excluding net income attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,970	$3,597	$3,588	$7,567	$7,223

Pre-tax operating margin (a)	30%	22%	16%	26%	20%
Pre-tax operating margin, excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	32%	26%	29%	29%	29%

(a)	Income before taxes divided by total revenue.

BNY Mellon 53

The following table presents the calculation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$833	$(266)	$466	$567	$1,085
Add: Amortization of intangible assets, net of tax	59	56	61	115	122
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	892	(210)	527	682	1,207
Add: M&I, litigation and restructuring charges	8	24	225	32	290
Charge related to the disallowance of certain foreign tax credits	—	854	—	854	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP	$900	$668	$752	$1,568	$1,497

Average common shareholders’ equity	$34,467	$34,898	$34,123	$34,681	$33,920
Less: Average goodwill	17,957	17,993	17,941	17,975	17,951
Average intangible assets	4,661	4,758	5,024	4,709	5,073
Add: Deferred tax liability – tax deductible goodwill	1,200	1,170	982	1,200	982
Deferred tax liability – non-tax deductible intangible assets	1,269	1,293	1,400	1,269	1,400
Average tangible common shareholders’ equity – Non-GAAP	$14,318	$14,610	$13,540	$14,466	$13,278

Return on common equity – GAAP (a)	9.7%	N/M	5.5%	3.3%	6.4%
Return on common equity excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	10.5%	7.8%	8.9%	9.1%	8.9%
Return on tangible common equity – Non-GAAP (a)	25.0%	N/M	15.7%	9.5%	18.3%
Return on tangible common equity excluding M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	25.2%	18.5%	22.4%	21.9%	22.7%

(a)	Annualized.
N/M – Not meaningful.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
Income from consolidated investment management funds	$65	$50	$57	$115	$100
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	39	16	29	55	40
Income from consolidated investment management funds, net of noncontrolling interests	$26	$34	$28	$60	$60

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
Investment management fees	$20	$20	$20	$40	$42
Other (Investment income)	6	14	8	20	18
Income from consolidated investment management funds, net of noncontrolling interests	$26	$34	$28	$60	$60

54 BNY Mellon

The following table presents the calculation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
BNY Mellon shareholders’ equity at period end – GAAP	$35,882	$35,690	$36,431	$34,533
Less: Preferred stock	1,562	1,068	1,068	500
BNY Mellon common shareholders’ equity at period end – GAAP	34,320	34,622	35,363	34,033
Less: Goodwill	17,919	17,920	18,075	17,909
Intangible assets	4,588	4,696	4,809	4,962
Add: Deferred tax liability – tax deductible goodwill	1,200	1,170	1,130	982
Deferred tax liability – non-tax deductible intangible assets	1,269	1,293	1,310	1,400
Tangible BNY Mellon shareholders’ equity at period end – Non-GAAP	$14,282	$14,469	$14,919	$13,544

Total assets at period end – GAAP	$360,505	$355,942	$358,990	$330,283
Less: Assets of consolidated investment management funds	11,471	11,236	11,481	10,955
Subtotal assets of operations – Non-GAAP	349,034	344,706	347,509	319,328
Less: Goodwill	17,919	17,920	18,075	17,909
Intangible assets	4,588	4,696	4,809	4,962
Cash on deposit with the Federal Reserve and other central banks (a)	78,671	78,059	90,040	72,838
Tangible total assets of operations at period end – Non-GAAP	$247,856	$244,031	$234,585	$223,619

BNY Mellon shareholders’ equity to total assets – GAAP	10.0%	10.0%	10.1%	10.5%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.5%	9.7%	9.9%	10.3%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations – Non-GAAP	5.8%	5.9%	6.4%	6.1%

Period end common shares outstanding (in thousands)	1,150,477	1,160,647	1,163,490	1,181,298

Book value per common share	$29.83	$29.83	$30.39	$28.81
Tangible book value per common share – Non-GAAP	$12.41	$12.47	$12.82	$11.47

(a)	Assigned a zero percentage risk weighting by the regulators.

The following table presents the calculation of the effective tax rate.

Effective tax rate
(dollars in millions)	1Q13
Provision for income taxes	$1,046
Less: Charge related to the disallowance of certain foreign tax credits	854
Provision for income taxes – Non-GAAP	$192

Income before taxes	$809

Effective tax rate – GAAP	129.3%
Effective tax rate – Operating basis – Non-GAAP	23.7%

BNY Mellon 55

The following table presents the calculation of our Basel I Tier 1 common equity ratio.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio (a)
(dollars in millions)	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Total Tier 1 capital – Basel I	$16,951	$16,219	$16,694	$15,722
Less: Trust preferred securities	303	603	623	1,164
Preferred stock	1,562	1,068	1,068	500
Total Tier 1 common equity	$15,086	$14,548	$15,003	$14,058

Total risk-weighted assets – Basel I	$114,511	$119,382	$111,180	$106,764

Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP	13.2%	12.2%	13.5%	13.2%

(a)	Determined under Basel I regulatory guidelines.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)
(dollars in millions)	June 30, 2013	March 31, 2013	Dec. 31, 2012	June 30, 2012
Total Tier 1 capital - Basel I	$16,951	$16,219	$16,694	$15,722
Add: Deferred tax liability - tax deductible intangible assets	81	78	78	N/A
Less: Preferred stock	1,562	1,068	1,068	500
Trust preferred securities	303	603	623	1,164
Adjustments related to available-for-sale securities and pension liabilities included in accumulated other comprehensive income (b)	796	78	85	513
Adjustments related to equity method investments (b)	500	488	501	558
Net pension fund assets (b)	268	258	249	43
Deferred tax assets	26	52	47	46
Other	—	1	—	2
Total estimated Basel III Tier 1 common equity	$13,577	$13,749	$14,199	$12,896

Total risk-weighted assets - Basel I	$114,511	$119,382	$111,180	$106,764
Add: Adjustments (c)	31,330	26,898	33,104	41,493
Total estimated Basel III risk-weighted assets	$145,841	$146,280	$144,284	$148,257
Estimated Basel III Tier 1 common equity ratio - Non-GAAP	9.3%	9.4%	9.8%	8.7%

(a)
At June 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our preliminary interpretation of and expectations regarding the final rules released by the Federal Reserve on July 2, 2013 and presented under the Standardized Approach. This ratio was 9.8% under the Advanced Approach. For periods prior to June 30, 2013, these ratios were estimated using our interpretations of the NPRs dated June 7, 2012, except as otherwise noted. Both the final rules and the NPRs require the Tier 1 common equity ratio to be the lower of the Standardized Approach or Advanced Approach. At March 31, 2013, this ratio was 9.4% under the Standardized Approach compared with 9.7% under the Advanced Approach. For all periods prepared under the NPRs prior to March 31, 2013, this ratio was higher under the Standardized Approach, and therefore was presented under the Advanced Approach. For all periods prior to June 30, 2013, Basel III risk-weightings for certain repo-style transactions were calculated under the Standardized Approach using the simple VaR method. At June 30, 2013, Basel III risk-weightings for these transactions were calculated under the Standardized Approach using the collateral haircut approach.

(b)
Basel III does not add back to capital the adjustment to other comprehensive income that Basel I makes for pension liabilities and available-for-sale securities. Also, pension assets recorded on the balance sheet and adjustments related to equity method investments are a deduction from capital.

(c)
Following are the primary differences between risk-weighted assets determined under Basel I and Basel III. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under Basel III both the Standardized and Advanced Approaches use a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under Basel III than Basel I, and Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach for determining risk-weighted assets on certain repo-style transactions. Risk-weighted assets calculated under the Advanced Approach also include an adjustment for operational risk.

56 BNY Mellon

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

In November 2011, the FASB re-exposed the proposed ASU. A final standard is expected to be issued during the second half of 2013. The FASB and IASB tentatively decided that the effective date of the proposed standard would be annual reporting periods beginning on or after Jan. 1, 2017.

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis.” This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to de-consolidate a portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB is currently evaluating comment letters received. A final ASU is expected to be issued during the second half of 2013.

Proposed ASU - Leases

On May 16, 2013, the FASB and IASB issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge most significant aspects of the FASB’s and IASB’s accounting for lease contracts. Comments on this proposed ASU are due by Sept. 13, 2013. A final standard may be issued in 2014 and would be effective no earlier than reporting periods beginning on Jan. 1, 2017.

BNY Mellon 57

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require an estimate of the contractual cash flows an entity does not expect to collect on financial assets not measured at fair value through the income statement. The proposal would also change current practice for recognizing other-than-temporary impairment and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. Comments on this proposed ASU were due in May 2013.

Proposed ASU - Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings

In January 2013, the FASB issued a proposed ASU, “Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings.” This proposed ASU would require certain repurchase agreements to be accounted for as secured borrowings. For repurchase agreements and similar transactions accounted for as secured borrowings, an entity would be required to disclose the carrying value of the borrowing disaggregated by the type of collateral pledged. Comments on this proposed ASU were due in March 2013.

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, “Derivatives and Hedging.” Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. Comments on this proposed ASU were due in May 2013.

Proposed ASU - Reporting Discontinued Operations

In April 2013, the FASB issued a proposed ASU, “Reporting Discontinued Operations.” This proposed ASU would change the criteria and enhance the reporting for discontinued operations. The proposal would also enhance disclosure requirements and add new disclosures for individually material dispositions that do not qualify as discontinued operations. Under the proposal, a discontinued operation is a component of an entity, or group of components of an entity, that either has been disposed of, or is classified as held for sale and (1) is part of a single coordinated plan to dispose of a separate major line of business or separate major geographical area of operations, or (2) is a business that, on acquisition, meets the criteria for classification as held for sale. The proposal no longer precludes the presentation of a discontinued operation if there is significant continuing involvement with the component after the disposal or if there are ongoing operations or cash flows. Under the proposal, for disposals that are material but do not qualify as discontinued operations, disclosures of pre-tax income or losses of the disposed component and a reconciliation of the major classes of assets and liabilities held for sale to the amounts presented separately on the balance sheet would be required. Comments on this proposed ASU are due on Aug. 30, 2013.

58 BNY Mellon

Proposed ASU - Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

In April 2013, the FASB issued a proposed ASU, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This proposed ASU would permit reporting entities that invest in a qualified affordable housing project through a limited liability entity to elect to account for the investment using the effective yield method if certain conditions are met. For those investments in qualified affordable housing projects not accounted for using the effective yield method, the investment would be accounted for as an equity method investment or cost investment in accordance with Topic 970. The amendments in this proposed Update would be applied retrospectively. Early adoption would be permitted. The effective date will be determined after the Task Force considers feedback on the proposed Update. Comments were due in June 2013.

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

In November 2008, the SEC proposed a “roadmap” for phasing in mandatory IFRS filings by U.S. public companies. The roadmap is conditional on progress towards milestones that would demonstrate improvements in both the infrastructure of international standard setting and the preparation of the U.S. financial reporting community. In February 2010, the SEC issued a statement confirming their position that they continue to believe that a single set of high-quality, globally accepted accounting standards would benefit U.S. investors. The SEC continues to support the dual goals of improving financial reporting in the United States and reducing country-by-country disparities in financial reporting. The SEC developed a work plan to aid in its evaluation of the impact of IFRS on the U.S. securities market.

In May 2011, the SEC published a staff paper, “Exploring a Possible Method of Incorporation”, that presented a possible framework for incorporating IFRS into the U.S. financial reporting system. In the staff paper, the SEC staff elaborates on an approach that combines elements of convergence and endorsement. This approach would establish an endorsement protocol for the FASB to incorporate newly issued or amended IFRS into U.S. GAAP. During a transition period (e.g., five to seven years), differences between IFRS and U.S. GAAP would be potentially eliminated through ongoing FASB standard setting.

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

While the SEC decides whether IFRS will be required to be used in the preparation of our consolidated financial statements, a number of countries have mandated the use of IFRS by BNY Mellon’s subsidiaries in their statutory reports filed in those countries. Such countries include Belgium, Brazil, the Netherlands, Australia, Hong Kong, Canada and South Korea.

BNY Mellon 59

Update to Internal Controls - Integrated Framework

On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework. Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal controls. Updates to the framework were intended to clarify internal control concepts and simplify their use and application. The 1992 framework will remain available during the transition period, which extends to Dec. 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. Along with the 2013 framework, COSO issued a document containing examples illustrating various approaches to assessing the effectiveness of internal controls.

Regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2012 Annual Report.

New Risk-Based and Leverage Regulatory Capital Rules

As a BHC, we are subject to consolidated regulatory capital rules administered by the Federal Reserve. Our bank subsidiaries are subject to similar capital requirements, administered by the Federal Reserve in the case of The Bank of New York Mellon and by the Office of the Comptroller of the Currency (“OCC”) in the case of our national bank subsidiaries, BNY Mellon, N.A. and The Bank of New York Mellon Trust Company, National Association. These requirements are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments.

In July 2013, the federal banking agencies finalized rules (the “Final Rules”) revising the capital framework applicable to U.S. BHCs and banks. The Final Rules implement Basel III and certain provisions of the Dodd-Frank Act for U.S. BHCs and banks (including by redefining the components of capital and establishing higher minimum percentages for applicable capital ratios) and substantially revise the agencies’ general risk-based capital rules in a manner designed to make them more risk sensitive. The Final Rules establish a graduated implementation schedule that commences on Jan. 1, 2014 for Advanced Approaches banking organizations, including BNY Mellon and will be principally phased-in by 2019. On Jan. 1, 2014, the applicable transition periods for the revised minimum regulatory capital ratios, definitions of regulatory capital, and regulatory capital adjustments and deductions begin.   Also on Jan. 1, 2014, BNY Mellon must begin using the Advanced Approaches rule for determining risk-weighted assets, assuming successful completion of our parallel run. BNY Mellon must: begin using the risk-weightings in the Final Rules’ new Standardized Approach on Jan. 1, 2015; meet the minimum ratios for the capital conservation buffer and countercyclical capital buffer during the transition period which begins on Jan. 1, 2016; and begin compliance with the new Basel III-based supplementary leverage ratio on Jan. 1, 2018.

In general, the Final Rules largely adhere to the rules as initially proposed in June 2012 and as summarized in the Company’s 2012 Annual Report. Consistent with the terms of the Basel III Framework, the Final Rules will, when fully phased-in, require banking institutions to satisfy three minimum risk-based capital ratios:

•
A Tier 1 common equity ratio of at least 7%, 4.5% attributable to a minimum Tier 1 common equity ratio and 2.5% attributable to a “capital conservation buffer” (during periods of excessive growth the capital conservation buffer may be expanded up to an additional 2.5% through the imposition of a countercyclical capital buffer);

•	A Tier 1 capital ratio of at least 8.5%, 6% attributable to a minimum Tier 1 capital ratio and 2.5% attributable to the capital conservation buffer; and

•	A total capital ratio of at least 10.5%, 8% attributable to a minimum total capital ratio and 2.5% attributable to the capital conservation buffer.

In addition, in November 2012, BNY Mellon was provisionally assigned to a 1.5% Tier 1 common equity surcharge bucket applicable to global systemically important banks (“G-SIBs”) based on certain Basel Committee final rules, resulting in a total Tier 1 common equity ratio of 8.5%, a total Tier 1 capital ratio of 10% and a total capital ratio of 12%, if implemented.

60 BNY Mellon

Under the Final Rules all banking institutions will be subject to a minimum leverage ratio of 4.0% (calculated as the ratio of Tier 1 capital to quarterly average consolidated total assets as reflected on the institution’s consolidated financial statements, net of amounts deducted from capital). In addition, Advanced Approaches banking organizations and their subsidiary insured depository institutions will be subject to a new Basel III-based supplementary leverage ratio of 3% to become effective Jan. 1, 2018 (calculated as the ratio of Tier 1 capital to the sum of quarterly average consolidated total assets as reflected on the institution’s consolidated financial statements, net of amounts deducted from capital, plus certain off-balance sheet items, including the potential future credit exposure of derivative contracts and 10% of the notional amount of unconditionally cancellable commitments.)

The Final Rules do not establish new standards for determining if a BHC is “well-capitalized”, which currently requires a Tier 1 capital ratio of 6% and a total capital ratio of 10%. However, the Final Rules establish revised “well-capitalized” thresholds for insured depository institutions under the federal banking agencies’ prompt corrective action framework of:

•	A Tier 1 common equity ratio of at least 6.5%;

•	A Tier 1 capital ratio of at least 8%;

•	A total capital ratio of at least 10%; and

•	A Basel I-based Tier 1 leverage ratio of at least 5%.

At June 30, 2013, BNY Mellon’s Basel I Tier 1 capital to risk-adjusted assets and Total capital to risk-adjusted assets ratios were 14.8% and 15.8%, respectively; and our estimated Basel III Tier 1 common equity ratio (Non-GAAP) was 9.3%, on a fully phased-in basis. For additional information on capital ratios, see “Capital”.

The Final Rules differ, in limited respects, from the 2012 proposed rules. For BNY Mellon, the most notable changes or clarifications in the Final Rules relative to the 2012 proposed rule or prior standards pertain to the application of the phase-out requirements for trust preferred securities and exposure measurement methodologies for securities finance transactions.

Regarding the phase-out requirements contained in Section 171 of the Dodd-Frank Act - the so-called

“Collins Amendment” - the Final Rules clarify the computation date for trust preferred securities. The Final Rules concerning the applicable transition period state that non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 (and that are also outstanding on the effective date of the final rule) may continue to be included in Tier 1 or Tier 2 capital up to the following percentages: Calendar year 2014:  50%; Calendar year 2015:  25%; and Calendar year 2016 and later dates:  0%. Certain non-qualifying instruments no longer eligible for inclusion in Tier 1 capital may still be included in Tier 2 capital over a gradual phase-out schedule terminating in 2022. At June 30, 2013, BNY Mellon had approximately $303 million of outstanding trust preferred securities.

Concerning securities finance transactions, including transactions in which we serve as agent and provide securities replacement indemnification to a securities lender, consistent with the approach in the June 2012 NPRs, the Final Rules do not permit a banking organization to use a simple VaR approach to calculate exposure amounts for repo-style transactions or to use internal models to calculate the exposure amount for the counterparty credit exposure for repo-style transactions under the Standardized Approach. These methodologies are included in the Advanced Approaches.

Under the Standardized Approach, a banking organization may use a collateral haircut approach to recognize the credit risk mitigation benefits of financial collateral that secures a repo-style transaction, including an agented securities lending transaction, among other transactions.  To apply the collateral haircut approach, a banking organization must determine the exposure amount and the relevant risk weight for the counterparty or guarantor.  Banking organizations may calculate market price volatility and foreign exchange volatility using their own internal estimates with prior written approval of their primary Federal supervisor.

The Final Rules do not address certain matters concerning financial institution capital, liquidity and related matters expected to be the subject of regulation in the near term. These items include U.S. implementation of capital surcharges for G-SIBs (for which BNY Mellon has been provisionally assigned a 1.5% surcharge, as indicated above), Basel III’s liquidity standards, loss absorbency standards designed to facilitate a holding company “single point

BNY Mellon 61

of entry” resolution under Title II of the Dodd-Frank Act, and capital charges designed to discourage overreliance on short-term wholesale funding practices.

Supplementary Leverage Ratio Proposals

As noted above, the U.S. banking agencies’ recently released Final Rules retained their existing Basel I-based leverage ratio (although establishing 4% as the new minimum required leverage ratio and eliminating the existing permission for a banking organization with a composite 1 supervisory rating to comply with a 3% minimum).  They also implement for Advanced Approaches banking organizations, including BNY Mellon, the new 3% Basel III-based supplementary leverage ratio, to become effective Jan. 1, 2018. The Basel Committee and the U.S. banking agencies are each independently considering potential changes to the supplementary leverage ratio that, individually or taken together, could make it substantially more restrictive.

In June 2013, the Basel Committee issued a consultative document proposing revisions to the supplementary leverage ratio’s denominator. The proposed revisions would broaden the denominator’s scope to expand the exposure calculations for derivatives and related collateral, written credit derivatives (from the perspective of the organization serving as the seller of credit protection), and securities financing transactions, including indemnified agented securities lending transactions. The Basel Committee’s proposal, if ultimately adopted and applied in the United States without adjustment, is expected to result in an expanded denominator for BNY Mellon.

Separately on July 9, 2013, the U.S. banking agencies proposed revisions to the supplementary leverage ratio under a notice of proposed rulemaking that would only apply to the largest U.S. BHCs and banks.  The proposed enhancements, if adopted, would apply to BNY Mellon and its banking subsidiaries. In contrast to the Basel Committee’s June document, this proposal principally focuses on the supplementary leverage ratio’s numerator. The U.S. proposal would increase the supplementary leverage requirement for affected BHCs and their depository institution subsidiaries. BHCs with a supplementary leverage ratio of less than 5.0% would face constraints on dividends, equity repurchases and compensation. The application of such limitations would use the approach applied under the capital conservation buffer. In addition, this proposal would establish a supplementary leverage ratio “well-capitalized” threshold of 6% for affected insured depository institutions under the U.S. banking agencies’ prompt corrective action framework. The proposal indicated that the agencies would also be considering the principles set forth in the Basel Committee’s Consultative document.

On June 30, 2013, the Basel I leverage ratio for each of The Bank of New York Mellon Corporation and our primary banking subsidiary, The Bank of New York Mellon, was 5.3%.

Basel Committee Large Exposures Framework

In March 2013, the Basel Committee released a Consultative Document outlining a potential supervisory framework for measuring and controlling large exposures. The framework is conceptually analogous to the single-counterparty exposure limits proposed by the Federal Reserve in December 2011. The proposed Basel framework would limit a banking organization’s exposure to an individual counterparty (which, as proposed, is broadly defined and includes entities under control of or economically interdependent with the borrower) to 10-15% of the banking organization’s Tier 1 common equity.

From BNY Mellon’s perspective, perhaps the most notable component of the large exposures proposal is the treatment of securities finance transactions, particularly securities lending transactions. As proposed, the framework eschews credit exposure measurement methodologies for securities finance transactions that firms have developed to comply with previous risk-based capital rules. Instead, the proposal includes a risk-insensitive measurement methodology that relies on static collateral haircuts.

Money Market Fund (“MMF”) Reform

On June 5, 2013, the SEC issued proposed rules for institutional prime MMFs. The proposal sets forth two potential requirements, which could be adopted independently or combined. First, the SEC is proposing to require institutional prime funds to float their net asset values. The second proposed alternative seeks to limit redemptions during times of stress. Under this alternative, non-government MMFs would be required to impose a 2% liquidity fee and 30-day redemption gate if the fund’s level of

62 BNY Mellon

weekly liquid assets fell below 15% of its total assets, unless the fund’s board determined that it was not in the best interest of the fund. That determination would be subject to the board’s fiduciary duty.

Beyond these primary reform proposals, the SEC release proposes other potential changes, including tightening diversification requirements, enhancing disclosure requirements, strengthening stress testing and new reporting requirements for both MMFs and unregistered liquidity funds (these funds could serve as alternatives to money market funds for some investors).

Meanwhile, the European Commission (“EC”) has been working on related MMF proposals that include restrictions on relying on external ratings, MMF capital and liquidity requirements, changes to permitted valuation methodologies, restrictions on certain repo and securities lending transactions, and stricter disclosure requirements. In addition, on July 23, 2013 the EC announced that it plans to publish additional regulations concerning MMFs in September 2013.

EMEA Regulatory Update and Developments

The Bank of New York Mellon SA/NV (“BNY Mellon SA/NV”) is a public limited liability company incorporated under the laws of Belgium. BNY Mellon SA/NV, which has been granted a banking license by the National Bank of Belgium, is authorized to carry out all banking and savings activities as a credit institution. Effective Feb. 1, 2013, The Bank of New York Mellon (Ireland) Limited (the “Irish Bank”) merged with the BNY Mellon SA/NV. As part of the merger process, BNY Mellon SA/NV established a branch in Ireland. As of and from Feb. 1, 2013, this branch carried on the business activity in Ireland which was previously conducted by the Irish Bank.

Certain of our financial services operations in the UK are subject to regulation by and supervision of the Financial Conduct Authority (“FCA”) and the Prudential Regulation Authority (“PRA”), whose functions were transferred to them from the previous Financial Services Authority effective April 1, 2013. The PRA is responsible for the authorization and prudential regulation of firms that carry on PRA-regulated activities, including banks. PRA-authorized firms are also subject to regulation by the FCA for conduct purposes. In contrast, FCA-

authorized firms (such as investment management firms) have the FCA as their sole regulator for both prudential and conduct purposes. As a result, FCA-authorized firms must comply with FCA prudential and conduct rules and the FCA’s Principles for Businesses, while dual-regulated firms must comply with the FCA conduct rules and FCA Principles, as well as the applicable PRA prudential rules and the PRA’s Principles for Businesses.

The PRA regulates The Bank of New York Mellon (International) Limited, our UK chartered bank, as well as the UK branches of The Bank of New York Mellon and BNY Mellon SA/NV. Certain of BNY Mellon’s UK incorporated subsidiaries are authorized to conduct investment business in the UK. Their investment management advisory activities and their sale and marketing of retail investment products are regulated by the FCA. Certain UK investment funds, including BNY Mellon Investment Funds, are registered with the FCA and are offered for retail sale in the UK.

The European Union (“EU”) Commission has proposed a regulation conferring powers on the European Central Bank (the “ECB”) for the prudential supervision of all banks in the Eurozone, with a mechanism for non-EU countries to join on a voluntary basis. The ECB and EU Member State National Competent Authorities will together be a Single Supervisory Mechanism (“SSM”). Certain of BNY Mellon’s European subsidiaries are expected to fall within the SSM, including BNY Mellon SA/NV.

The European Parliament considered a Recovery and Resolution Directive on May 14, 2013, which contemplates a recovery and resolution framework for the EU. This directive would provide for resolution planning and a set of harmonized powers to resolve or implement recovery of relevant institutions, including branches of non-European Economic Area (“EEA”) banks operating within the EEA. The directive includes the preparation of recovery and resolution plans, giving relevant EEA regulators powers to impose requirements on an institution before resolution actions become necessary, giving authorities a set of resolution tools and powers to facilitate the resolution of failing entities, such as the power to “bail-in” the debt of an institution (including certain deposit obligations), and the power to require a firm to change its structure to remove impediments to resolvability. Various BNY

BNY Mellon 63

Mellon subsidiaries and branches could fall within the scope of this directive.

In addition, the Capital Requirements Directive IV (and related regulation) (“CRD IV”) is expected to affect BNY Mellon’s EU subsidiaries by implementing Basel III and other changes, including the enhancement of the quality of capital and the strengthening of capital requirements for counterparty credit risk, resulting in higher capital requirements. Elements of CRD IV will apply not only to BNY Mellon banking branches and subsidiaries but also to investment management and brokerage entities. The Directive is expected to become effective Jan. 1, 2014.

Businesses within BNY Mellon’s Investment Management and Investment Services segments are subject to significant foreign regulation relating to, among other things, the safeguarding, administration and management of client assets and client funds. Certain European directives are expected to affect our provision of these services, including revisions to the Markets in Financial Instruments Directive, the new Alternative Investment Fund Managers Directive, the Directive on Undertakings for Collective Investments in Transferable Securities, the Central Securities Depository Regulation, the European Market Infrastructure Regulation and the Securities Law Legislation. These new and revised European directives are expected to impact our operations and risk profile, and also to provide new opportunities for the provision of BNY Mellon products and services.

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

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fee and other revenue
Investment services fees:
Asset servicing	$988	$969	$950	$1,957	$1,893
Issuer services	294	237	275	531	526
Clearing services	321	304	309	625	612
Treasury services	139	141	134	280	270
Total investment services fees	1,742	1,651	1,668	3,393	3,301
Investment management and performance fees	848	822	797	1,670	1,542
Foreign exchange and other trading revenue	207	161	180	368	371
Distribution and servicing	45	49	46	94	92
Financing-related fees	44	41	37	85	81
Investment and other income	269	72	48	341	187
Total fee revenue	3,155	2,796	2,776	5,951	5,574
Net securities gains—including other-than-temporary impairment	35	48	70	83	142
Noncredit-related gains on securities not expected to be sold (recognized in OCI)	3	—	20	3	52
Net securities gains	32	48	50	80	90
Total fee and other revenue	3,187	2,844	2,826	6,031	5,664
Operations of consolidated investment management funds
Investment income	159	146	152	305	305
Interest of investment management fund note holders	94	96	95	190	205
Income from consolidated investment management funds	65	50	57	115	100
Net interest revenue
Interest revenue	836	815	875	1,651	1,787
Interest expense	79	96	141	175	288
Net interest revenue	757	719	734	1,476	1,499
Provision for credit losses	(19)	(24)	(19)	(43)	(14)
Net interest revenue after provision for credit losses	776	743	753	1,519	1,513
Noninterest expense
Staff	1,509	1,472	1,415	2,981	2,868
Professional, legal and other purchased services	317	295	309	612	608
Net occupancy	159	163	141	322	288
Software	157	140	127	297	246
Distribution and servicing	111	106	103	217	204
Furniture and equipment	81	88	82	169	168
Business development	90	68	71	158	127
Sub-custodian	77	64	70	141	140
Other	215	307	254	522	474
Amortization of intangible assets	93	86	97	179	193
Merger and integration, litigation and restructuring charges	13	39	378	52	487
Total noninterest expense	2,822	2,828	3,047	5,650	5,803
Income (loss)
Income before income taxes	1,206	809	589	2,015	1,474
Provision for income taxes	321	1,046	93	1,367	347
Net income (loss)	885	(237)	496	648	1,127
Net (income) attributable to noncontrolling interests (includes $(39), $(16), $(29), $(55) and $(40) related to consolidated investment management funds, respectively)	(40)	(16)	(30)	(56)	(42)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	845	(253)	466	592	1,085
Preferred stock dividends	(12)	(13)	—	(25)	—
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$833	$(266)	$466	$567	$1,085

BNY Mellon 65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	$833	$(266)	$466	$567	$1,085
Less: Earnings allocated to participating securities (a)	15	2	7	10	15
Change in the excess of redeemable value over the fair value of noncontrolling interests	—	1	1	1	(5)
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share	$818	$(269)	$458	$556	$1,075

(a)
In a period with net income, both earnings and dividends are allocated to participating securities. In a period with a net loss, only dividends are allocated to participating securities. As a result, the earnings allocated to participating securities for the six months ended June 30, 2013 do not equal the earnings allocated to participating securities for the three months ended June 30, 2013 and March 31, 2013 in aggregate.

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic	1,152,545	1,158,819	1,181,350	1,155,667	1,187,649
Common stock equivalents	15,589	—	9,414	15,746	9,263
Less: Participating securities	(12,153)	—	(7,779)	(12,244)	(7,648)
Diluted (a)	1,155,981	1,158,819	1,182,985	1,159,169	1,189,264

Anti-dilutive securities (b)	78,825	81,659	94,650	78,418	93,315

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (c)	Quarter ended			Year-to-date
(in dollars)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic	$0.71	$(0.23)	$0.39	$0.48	$0.91
Diluted (a)	$0.71	$(0.23)	$0.39	$0.48	$0.90

(a)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

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

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss)	$885	$(237)	$496	$648	$1,127
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	(309)	(265)	(304)	(93)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(736)	(6)	197	(742)	434
Reclassification adjustment	(17)	(30)	(35)	(47)	(59)
Total unrealized gain (loss) on assets available-for-sale	(753)	(36)	162	(789)	375
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	31	43	24	74	51
Total defined benefit plans	31	43	24	74	51
Net unrealized gain (loss) on cash flow hedges	(9)	1	—	(8)	3
Total other comprehensive income (loss), net of tax (a)	(726)	(301)	(79)	(1,027)	336
Net (income) attributable to noncontrolling interests	(40)	(16)	(30)	(56)	(42)
Other comprehensive (income) loss attributable to noncontrolling interests	(10)	29	28	19	11
Net comprehensive income (loss)	$109	$(525)	$415	$(416)	$1,432

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(736) million for the quarter ended June 30, 2013, $(272) million for the quarter ended March 31, 2013, $(51) million for the quarter ended June 30, 2012, $(1,008) million for the six months ended June 30, 2013 and $347 million for the six months ended June 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	June 30, 2013	Dec. 31, 2012
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$6,940	$4,727
Interest-bearing deposits with the Federal Reserve and other central banks	77,150	90,110
Interest-bearing deposits with banks	42,145	43,910
Federal funds sold and securities purchased under resale agreements	9,978	6,593
Securities:
Held-to-maturity (fair value of $13,596 and $8,389)	13,785	8,205
Available-for-sale	91,570	92,619
Total securities	105,355	100,824
Trading assets	10,908	9,378
Loans	50,307	46,629
Allowance for loan losses	(212)	(266)
Net loans	50,095	46,363
Premises and equipment	1,595	1,659
Accrued interest receivable	614	593
Goodwill	17,919	18,075
Intangible assets	4,588	4,809
Other assets (includes $1,625 and $1,321, at fair value)	21,747	20,468
Subtotal assets of operations	349,034	347,509
Assets of consolidated investment management funds, at fair value:
Trading assets	10,766	10,961
Other assets	705	520
Subtotal assets of consolidated investment management funds, at fair value	11,471	11,481
Total assets	$360,505	$358,990
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$82,948	$93,019
Interest-bearing deposits in U.S. offices	54,428	53,826
Interest-bearing deposits in Non-U.S. offices	107,506	99,250
Total deposits	244,882	246,095
Federal funds purchased and securities sold under repurchase agreements	12,600	7,427
Trading liabilities	8,014	8,176
Payables to customers and broker-dealers	15,267	16,095
Commercial paper	111	338
Other borrowed funds	1,060	1,380
Accrued taxes and other expenses	7,340	7,316
Other liabilities (including allowance for lending-related commitments of $125 and $121, also includes $216 and $704, at fair value)	5,677	6,010
Long-term debt (includes $324 and $345, at fair value)	18,481	18,530
Subtotal liabilities of operations	313,432	311,367
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,110	10,152
Other liabilities	32	29
Subtotal liabilities of consolidated investment management funds, at fair value	10,142	10,181
Total liabilities	323,574	321,548
Temporary equity
Redeemable noncontrolling interests	189	178
Permanent equity
Preferred stock - par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 10,826 shares	1,562	1,068
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,262,295,165 and 1,254,182,209 shares	13	13
Additional paid-in capital	23,796	23,485
Retained earnings	14,859	14,622
Accumulated other comprehensive loss, net of tax	(1,651)	(643)
Less: Treasury stock of 111,818,475 and 90,691,868 common shares, at cost	(2,697)	(2,114)
Total The Bank of New York Mellon Corporation shareholders’ equity	35,882	36,431
Nonredeemable noncontrolling interests of consolidated investment management funds	860	833
Total permanent equity	36,742	37,264
Total liabilities, temporary equity and permanent equity	$360,505	$358,990
See accompanying Notes to Consolidated Financial Statements.

68 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2013	2012
Operating activities
Net income	$648	$1,127
Net (income) attributable to noncontrolling interests	(56)	(42)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	592	1,085
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(43)	(14)
Pension plan contribution	(22)	(21)
Depreciation and amortization	706	598
Deferred tax (benefit) expense	(34)	(285)
Net securities (gains) and venture capital (income)	(83)	(95)
Change in trading activities	(1,692)	(179)
Change in accruals and other, net	(383)	(715)
Net cash (used for) provided by operating activities	(959)	374
Investing activities
Change in interest-bearing deposits with banks	2,682	(3,502)
Change in interest-bearing deposits with the Federal Reserve and other central banks	12,960	14,000
Purchases of securities held-to-maturity	(6,724)	(3,123)
Paydowns of securities held-to-maturity	687	189
Maturities of securities held-to-maturity	24	403
Purchases of securities available-for-sale	(17,468)	(24,126)
Sales of securities available-for-sale	9,218	5,577
Paydowns of securities available-for-sale	5,266	4,784
Maturities of securities available-for-sale	1,442	5,447
Net change in loans	(3,800)	(1,424)
Sales of loans and other real estate	80	160
Change in federal funds sold and securities purchased under resale agreements	(3,385)	(4,034)
Change in seed capital investments	(38)	(2)
Purchases of premises and equipment/capitalized software	(258)	(276)
Proceeds from the sale of premises and equipment	—	5
Acquisitions, net of cash	(5)	(4)
Other, net	(1,313)	133
Net cash (used for) investing activities	(632)	(5,793)
Financing activities
Change in deposits	164	2,373
Change in federal funds purchased and securities sold under repurchase agreements	5,173	2,895
Change in payables to customers and broker-dealers	(828)	634
Change in other borrowed funds	(304)	(773)
Change in commercial paper	(227)	1,554
Net proceeds from the issuance of long-term debt	1,497	1,264
Repayments of long-term debt	(1,128)	(1,714)
Proceeds from the exercise of stock options	136	6
Issuance of preferred stock	494	500
Issuance of common stock	12	13
Treasury stock acquired	(583)	(687)
Common cash dividends paid	(330)	(314)
Preferred cash dividends paid	(25)	—
Other, net	(120)	30
Net cash provided by financing activities	3,931	5,781
Effect of exchange rate changes on cash	(127)	(15)
Change in cash and due from banks
Change in cash and due from banks	2,213	347
Cash and due from banks at beginning of period	4,727	4,175
Cash and due from banks at end of period	$6,940	$4,522
Supplemental disclosures
Interest paid	$178	$292
Income taxes paid	175	460
Income taxes refunded	17	7
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 69

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2012	$1,068	$13	$23,485	$14,622	$(643)	$(2,114)	$833	$37,264	(a)	$178
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		24
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(26)
Other net changes in noncontrolling interests	—	—	11	—	—	—	(18)	(7)		21
Net income	—	—	—	592	—	—	55	647		1
Other comprehensive (loss)	—	—	—	—	(1,008)	—	(10)	(1,018)		(9)
Dividends:
Common stock at $0.28 per share	—	—	—	(330)	—	—	—	(330)		—
Preferred stock	—	—	—	(25)	—	—	—	(25)		—
Repurchase of common stock	—	—	—	—	—	(583)	—	(583)		—
Common stock issued under:
Employee benefit plans	—	—	13	—	—	—	—	13		—
Direct stock purchase and dividend reinvestment plan	—	—	10	—	—	—	—	10		—
Preferred stock issued	494	—	—	—	—	—	—	494		—
Stock awards and options exercised	—	—	277	—	—	—	—	277		—
Balance at June 30, 2013	$1,562	$13	$23,796	$14,859	$(1,651)	$(2,697)	$860	$36,742	(a)	$189

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,363 million at Dec. 31, 2012, and $34,320 million at June 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

70 BNY Mellon

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

Note 2 - Accounting changes and new accounting guidance

ASU 2011-11 - Disclosures about Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. See Note 17 “Derivative instruments” for our disclosure.

ASU 2012-02 - Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance allows an entity an option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If the intangible asset is impaired, an entity is required to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

ASU 2013-02 - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires the presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. See Note 14 “Other comprehensive income (loss)” for our disclosure.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 3—Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability are recorded through the income statement. Contingent payments totaled $1 million in the second quarter of 2013 and $5 million in the first six months of 2013.

At June 30, 2013, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $10 million to $22 million over the next one year.

Disposition in 2013

On May 31, 2013, BNY Mellon sold SourceNet Solutions, our accounts payable outsourcing support services provider that was part of our Investment Services business, for $11 million. As a result of this sale, we recorded a pre-tax gain of $2 million and an after-tax gain of $10 million.

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

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2013 and Dec. 31, 2012.

Securities at June 30, 2013	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$14,844	$164	$286	$14,722
U.S. Government agencies	1,126	20	4	1,142
State and political subdivisions	6,475	54	95	6,434
Agency RMBS	37,146	383	401	37,128
Alt-A RMBS	240	38	12	266
Prime RMBS	575	4	15	564
Subprime RMBS	457	6	40	423
Other RMBS	2,418	46	83	2,381
Commercial MBS	2,711	73	39	2,745
Agency commercial MBS	1,137	1	16	1,122
Asset-backed CLOs	1,439	11	4	1,446
Other asset-backed securities	2,028	4	14	2,018
Foreign covered bonds	3,195	27	11	3,211
Corporate bonds	1,512	34	19	1,527
Other debt securities	12,497	147	13	12,631	(a)
Equity securities	5	7	—	12
Money market funds	918	—	—	918
Alt-A RMBS (b)	1,459	390	2	1,847
Prime RMBS (b)	748	152	1	899
Subprime RMBS (b)	113	21	—	134
Total securities available-for-sale	91,043	1,582	1,055	91,570
Held-to-maturity:
U.S. Treasury	3,324	36	52	3,308
U.S. Government agencies	419	—	13	406
State and political subdivisions	47	1	—	48
Agency RMBS	8,469	20	153	8,336
Alt-A RMBS	96	10	2	104
Prime RMBS	86	1	2	85
Subprime RMBS	28	—	1	27
Other RMBS	617	20	48	589
Commercial MBS	20	—	1	19
Other securities	679	—	5	674
Total securities held-to-maturity	13,785	88	277	13,596
Total securities	$104,828	$1,670	$1,332	$105,166

(a)	Includes $10.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Securities at Dec. 31, 2012	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$17,539	$467	$3	$18,003
U.S. Government agencies	1,044	30	—	1,074
State and political subdivisions	6,039	112	29	6,122
Agency RMBS	33,355	846	8	34,193
Alt-A RMBS	255	40	16	279
Prime RMBS	728	9	9	728
Subprime RMBS	508	6	62	452
Other RMBS	2,850	53	109	2,794
Commercial MBS	3,031	153	45	3,139
Asset-backed CLOs	1,285	7	10	1,282
Other asset-backed securities	2,123	11	3	2,131
Foreign covered bonds	3,596	122	—	3,718
Corporate bonds	1,525	63	3	1,585
Other debt securities	11,516	276	—	11,792	(a)
Equity securities	23	4	—	27
Money market funds	2,190	—	—	2,190
Alt-A RMBS (b)	1,574	400	4	1,970
Prime RMBS (b)	833	177	—	1,010
Subprime RMBS (b)	113	17	—	130
Total securities available-for-sale	90,127	2,793	301	92,619
Held-to-maturity:
U.S. Treasury	1,011	59	—	1,070
State and political subdivisions	67	2	—	69
Agency RMBS	5,879	139	1	6,017
Alt-A RMBS	111	9	6	114
Prime RMBS	97	1	1	97
Subprime RMBS	28	—	1	27
Other RMBS	983	36	52	967
Commercial MBS	26	—	1	25
Other securities	3	—	—	3
Total securities held-to-maturity	8,205	246	62	8,389
Total securities	$98,332	$3,039	$363	$101,008

(a)	Includes $9.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Net securities gains (losses)
(in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
Realized gross gains	$51	$57	$122	$108	$184
Realized gross losses	(1)	(5)	(5)	(6)	(5)
Recognized gross impairments	(18)	(4)	(67)	(22)	(89)
Total net securities gains (losses)	$32	$48	$50	$80	$90

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities

At June 30, 2013, substantially all of the unrealized losses on the investment securities portfolio were attributable to interest rate movements and credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at June 30, 2013	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,269	$286	$—	$—	$6,269	$286
U.S. Government agencies	97	4	—	—	97	4
State and political subdivisions	3,414	73	287	22	3,701	95
Agency RMBS	18,007	401	84	—	18,091	401
Alt-A RMBS	17	4	35	8	52	12
Prime RMBS	227	4	200	11	427	15
Subprime RMBS	—	—	398	40	398	40
Other RMBS	219	2	621	81	840	83
Commercial MBS	484	23	204	16	688	39
Agency commercial MBS	584	16	—	—	584	16
Asset-backed CLOs	275	1	110	3	385	4
Other asset-backed securities	1,584	13	6	1	1,590	14
Foreign covered bonds	1,620	11	—	—	1,620	11
Corporate bonds	299	19	—	—	299	19
Other debt securities	2,681	13	—	—	2,681	13
Alt-A RMBS (a)	25	1	26	1	51	2
Prime RMBS (a)	21	1	6	—	27	1
Total securities available-for-sale	$35,823	$872	$1,977	$183	$37,800	$1,055
Held-to-maturity:
U.S. Treasury	$2,410	$52	$—	$—	2,410	52
U.S. Government agencies	406	13	—	—	406	13
Agency RMBS	7,861	153	—	—	7,861	153
Alt-A RMBS	2	—	23	2	25	2
Prime RMBS	5	—	52	2	57	2
Subprime RMBS	—	—	24	1	24	1
Other RMBS	—	—	418	48	418	48
Commercial MBS	—	—	20	1	20	1
Other securities	606	5	—	—	606	5
Total securities held-to-maturity	$11,290	$223	$537	$54	$11,827	$277
Total temporarily impaired securities	$47,113	$1,095	$2,514	$237	$49,627	$1,332

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2012	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$956	$3	$—	$—	$956	$3
State and political subdivisions	1,139	7	173	22	1,312	29
Agency RMBS	1,336	8	96	—	1,432	8
Alt-A RMBS	31	13	39	3	70	16
Prime RMBS	110	2	253	7	363	9
Subprime RMBS	13	3	397	59	410	62
Other RMBS	64	19	670	90	734	109
Commercial MBS	131	1	310	44	441	45
Asset-backed CLOs	314	1	321	9	635	10
Other asset-backed securities	779	2	7	1	786	3
Corporate bonds	178	3	—	—	178	3
Alt-A RMBS (a)	22	—	30	4	52	4
Total securities available-for-sale	$5,073	$62	$2,296	$239	$7,369	$301
Held-to-maturity:
Agency RMBS	$234	$1	$—	$—	$234	$1
Alt-A RMBS	38	—	24	6	62	6
Prime RMBS	—	—	56	1	56	1
Subprime RMBS	—	—	24	1	24	1
Other RMBS	413	—	373	52	786	52
Commercial MBS	—	—	25	1	25	1
Total securities held-to-maturity	$685	$1	$502	$61	$1,187	$62
Total temporarily impaired securities	$5,758	$63	$2,798	$300	$8,556	$363

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at June 30, 2013.

Maturity distribution and yield on investment securities at June 30, 2013	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$4,685	0.69%	$327	1.14%	$327	0.93%	$3,840	1.20%	$—	—%	$9,179
Over 1 through 5 years	4,770	1.18	672	1.85	3,094	1.79	11,115	1.11	—	—	19,651
Over 5 through 10 years	1,338	2.86	143	1.67	2,706	3.09	2,403	2.56	—	—	6,590
Over 10 years	3,929	3.12	—	—	307	2.74	11	—	—	—	4,247
Mortgage-backed securities	—	—	—	—	—	—	—	—	47,509	2.56	47,509
Asset-backed securities	—	—	—	—	—	—	—	—	3,464	1.26	3,464
Equity securities (b)	—	—	—	—	—	—	—	—	930	—	930
Total	$14,722	1.69%	$1,142	1.62%	$6,434	2.34%	$17,369	1.33%	$51,903	2.43%	$91,570
Securities held-to-maturity:
One year or less	$—	—%	$—	—%	$—	—%	$3	0.14%	$—	—%	$3
Over 1 through 5 years	2,328	1.19	308	1.20%	—	—	676	0.54	—	—	3,312
Over 5 through 10 years	996	2.22	111	1.61%	36	6.76	—	—	—	—	1,143
Over 10 years	—	—	—	—%	11	5.22	—	—	—	—	11
Mortgage-backed securities	—	—	—	—	—	—	—	—	9,316	2.74%	9,316
Total	$3,324	1.50%	$419	1.31%	$47	6.41%	$679	0.54%	$9,316	2.74%	$13,785

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

BNY Mellon 75

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

To determine if an unrealized loss is other-than-temporary, we project total estimated defaults of the underlying assets (mortgages) and multiply that calculated amount by an estimate of realizable value upon sale of these assets in the marketplace (severity) in order to determine the projected collateral loss. In determining estimated default rate and severity assumptions, we review the performance of the underlying securities, industry studies, market forecasts, as well as our view of the economic outlook affecting collateral. We also evaluate the current credit enhancement underlying the bond to determine the impact on cash flows. If we determine that a given security will be subject to a write-down or loss, we record the expected credit loss as a charge to earnings.

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, at June 30, 2013 and Dec. 31, 2012.

Projected weighted-average default rates and loss severities
	June 30, 2013		Dec. 31, 2012
	Default rate	Severity	Default rate	Severity
Alt-A	41%	57%	43%	57%
Subprime	59%	72%	61%	72%
Prime	23%	43%	24%	43%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q13	1Q13	2Q12	YTD13	YTD12
U.S. Treasury	$31	$(4)	$44	$27	$82
Commercial MBS	7	8	—	15	—
Foreign covered bonds	—	8	—	8	—
Non-agency RMBS	(3)	4	(27)	1	(41)
Sovereign debt	—	1	61	1	68
European floating rate notes	(10)	4	(22)	(6)	(23)
Other	7	27	(6)	34	4
Total net securities gains	$32	$48	$50	$80	$90

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

Debt securities credit loss roll forward
(in millions)	2Q13	2Q12
Beginning balance as of March 31	$174	$266
Add: Initial OTTI credit losses	16	38
Subsequent OTTI credit losses	3	29
Less: Realized losses for securities sold	29	—
Ending balance as of June 30	$164	$333

Debt securities credit loss roll forward	Year-to-date
(in millions)	2013	2012
Beginning balance as of Jan. 1	$288	$253
Add: Initial OTTI credit losses	16	49
Subsequent OTTI credit losses	7	39
Less: Realized losses for securities sold	147	8
Ending balance as of June 30	$164	$333

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 5—Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at June 30, 2013 and Dec. 31, 2012.

Loans	June 30, 2013	Dec. 31, 2012
(in millions)
Domestic:
Financial institutions	$3,946	$5,455
Commercial	1,511	1,306
Wealth management loans and mortgages	9,190	8,796
Commercial real estate	2,075	1,677
Lease financings (a)	1,282	1,329
Other residential mortgages	1,505	1,632
Overdrafts	1,762	2,228
Other	657	639
Margin loans	14,434	13,397
Total domestic	36,362	36,459
Foreign:
Financial institutions	8,990	5,833
Commercial	136	111
Wealth management loans and mortgages	74	68
Commercial real estate	18	63
Lease financings (a)	963	1,025
Other (primarily overdrafts)	3,764	3,070
Total foreign	13,945	10,170
Total loans	$50,307	$46,629

(a)	Net of unearned income on domestic and foreign lease financings of $1,063 million at June 30, 2013 and $1,135 million at Dec. 31, 2012.

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

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended June 30, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Charge-offs	—	—	—	—	—	(3)	—		—	(3)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	—	—	—	—	—	(2)	—		—	(2)
Provision	(4)	(1)	1	2	(10)	(4)	(2)		(1)	(19)
Ending balance	$93	$30	$34	$41	$19	$75	$—		$45	$337
Allowance for:
Loans losses	$19	$18	$7	$41	$15	$75	$—		$37	$212
Unfunded commitments	74	12	27	—	4	—	—		8	125
Individually evaluated for impairment:
Loan balance	$54	$15	$2	$—	$14	$—	$—		$9	$94
Allowance for loan losses	3	1	—	—	3	—	—		4	11
Collectively evaluated for impairment:
Loan balance	$1,457	$2,060	$3,944	$1,282	$9,176	$1,505	$16,853	(a)	$13,936	$50,213
Allowance for loan losses	16	17	7	41	12	75	—		33	201

(a)	Includes $1,762 million of domestic overdrafts, $14,434 million of margin loans and $657 million of other loans at June 30, 2013.

Allowance for credit losses for quarter ended March 31, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$104	$30	$36	$49	$30	$88	$2		$48	$387
Charge-offs	(2)	—	—	—	—	(3)	—		—	(5)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(2)	—	—	—	—	(3)	—		—	(5)
Provision	(5)	1	(3)	(10)	(1)	(4)	—		(2)	(24)
Ending balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Allowance for:
Loans losses	$22	$19	$11	$39	$25	$81	$2		$38	$237
Unfunded commitments	75	12	22	—	4	—	—		8	121
Individually evaluated for impairment:
Loan balance	$54	$16	$3	$—	$31	$—	$—		$9	$113
Allowance for loan losses	7	1	—	—	7	—	—		5	20
Collectively evaluated for impairment:
Loan balance	$1,297	$1,806	$4,917	$1,295	$8,888	$1,570	$16,658	(a)	$12,680	$49,111
Allowance for loan losses	15	18	11	39	18	81	2		33	217

(a)	Includes $2,772 million of domestic overdrafts, $13,242 million of margin loans and $644 million of other loans at March 31, 2013.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2012					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$97	$33	$53	$62	$34	$165	$—		$50	$494
Charge-offs	—	—	(4)	—	—	(7)	—		—	(11)
Recoveries	1	—	—	—	—	2	—		—	3
Net (charge-offs)	1	—	(4)	—	—	(5)	—		—	(8)
Provision	5	—	(10)	(6)	(8)	(7)	—		7	(19)
Ending balance	$103	$33	$39	$56	$26	$153	$—		$57	$467
Allowance for:
Loans losses	$42	$23	$18	$56	$21	$153	$—		$49	$362
Unfunded commitments	61	10	21	—	5	—	—		8	105
Individually evaluated for impairment:
Loan balance	$62	$29	$3	$—	$31	$—	$—		$9	$134
Allowance for loan losses	16	6	—	—	7	—	—		5	34
Collectively evaluated for impairment:
Loan balance	$752	$1,566	$4,832	$1,505	$7,885	$1,773	$16,811	(a)	$10,173	$45,297
Allowance for loan losses	26	17	18	56	14	153	—		44	328

(a)	Includes $2,750 million of domestic overdrafts, $13,462 million of margin loans and $599 million of other loans at June 30, 2012.

Allowance for credit losses activity for the six months ended June 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$104	$30	$36	$49	$30	$88	$2	$48	$387
Charge-offs	(2)	—	—	—	—	(6)	—	—	(8)
Recoveries	—	—	—	—	—	1	—	—	1
Net (charge-offs)	(2)	—	—	—	—	(5)	—	—	(7)
Provision	(9)	—	(2)	(8)	(11)	(8)	(2)	(3)	(43)
Ending balance	$93	$30	$34	$41	$19	$75	$—	$45	$337

Allowance for credit losses activity for the six months ended June 30, 2012					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$91	$34	$63	$66	$29	$156	$—	$58	$497
Charge-offs	—	—	(4)	—	—	(16)	—	—	(20)
Recoveries	1	—	—	—	—	3	—	—	4
Net (charge-offs)	1	—	(4)	—	—	(13)	—	—	(16)
Provision	11	(1)	(20)	(10)	(3)	10	—	(1)	(14)
Ending balance	$103	$33	$39	$56	$26	$153	$—	$57	$467

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets	June 30, 2013	Dec. 31, 2012
(in millions)
Nonperforming loans:
Other residential mortgages	$135	$158
Commercial	24	27
Commercial real estate	18	18
Wealth management loans and mortgages	13	30
Foreign loans	9	9
Financial institutions	2	3
Total nonperforming loans	201	245
Other assets owned	3	4
Total nonperforming assets (a)	$204	$249

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in these loans are nonperforming loans of $44 million at June 30, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At June 30, 2013, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest	2Q13	1Q13	2Q12	YTD13	YTD12
(in millions)
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$1	$1	$2	$2
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$3	$3	$5	$5	$10

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	June 30, 2013		March 31, 2013		June 30, 2012
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$50	$1	$56	$1	$64	$1
Commercial real estate	2	—	9	—	31	—
Financial institutions	1	—	1	—	6	—
Wealth management loans and mortgages	19	—	27	—	28	—
Foreign	9	—	9	—	10	—
Total impaired loans with an allowance	81	1	102	1	139	1
Impaired loans without an allowance:
Commercial	4	—	—	—	—	—
Commercial real estate	13	—	8	—	3	—
Financial institutions	2	—	1	—	2	—
Wealth management loans and mortgages	4	—	4	—	3	—
Total impaired loans without an allowance (a)	23	—	13	—	8	—
Total impaired loans	$104	$1	$115	$1	$147	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	June 30, 2013		June 30, 2012
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$52	$2	$51	$2
Commercial real estate	7	—	32	—
Financial institutions	1	—	11	—
Wealth management loans and mortgages	21	—	28	—
Foreign	9	—	10	—
Total impaired loans with an allowance	90	2	132	2
Impaired loans without an allowance:
Commcercial	3	—	—	—
Commercial real estate	9	—	3	—
Financial institutions	2	—	2	—
Wealth management loans and mortgages	4	—	3	—
Total impaired loans without an allowance (a)	18	—	8	—
Total impaired loans	$108	$2	$140	$2

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	June 30, 2013			Dec. 31, 2012
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$45	$49	$3	$57	$61	$12
Commercial real estate	2	3	1	15	16	1
Financial institutions	—	—	—	1	1	—
Wealth management loans and mortgages	10	10	3	28	28	7
Foreign	9	17	4	9	17	4
Total impaired loans with an allowance	66	79	11	110	123	24
Impaired loans without an allowance:
Commercial	9	9	N/A	—	—	N/A
Commercial real estate	13	13	N/A	2	2	N/A
Financial institutions	2	9	N/A	1	8	N/A
Wealth management loans and mortgages	4	5	N/A	4	4	N/A
Total impaired loans without an allowance (b)	28	36	N/A	7	14	N/A
Total impaired loans (c)	$94	$115	$11	$117	$137	$24

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of $1 million and $2 million of impaired loans in amounts individually less than $1 million at June 30, 2013 and Dec. 31, 2012, respectively. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2013 and Dec. 31, 2012.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	June 30, 2013				Dec. 31, 2012
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Commercial real estate	$30	$8	$—	$38	$44	$—	$—	$44
Wealth management loans and mortgages	55	13	—	68	33	7	1	41
Commercial	—	—	—	—	—	60	—	60
Other residential mortgages	32	7	6	45	50	9	5	64
Total domestic	117	28	6	151	127	76	6	209
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$117	$28	$6	$151	$127	$76	$6	$209

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

The following table presents TDRs that occurred in the second quarter of 2013, first quarter of 2013 and the second quarter of 2012.

TDRs	2Q13			1Q13			2Q12
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	28	$5	$7	31	$5	$6	52	$15	$16
Commercial	—	—	—	—	—	—	1	4	4
Total TDRs	28	$5	$7	31	$5	$6	53	$19	$20

Other residential mortgages

The modifications of the other residential mortgage loans in the second quarter of 2013, first quarter of 2013 and second quarter of 2012 consisted of reducing the stated interest rates, and in certain cases, a forbearance of default and extending the maturity dates. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Commercial

The modification of the commercial exposure in the second quarter of 2012 consisted of changing the maturity date of the loan. The difference between the book value of the loan and net cash flow discounted at the original loan’s rate, if no observable market price exists, is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 2 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the second quarter of 2013. The total recorded investment of these loans was $1 million.

82 BNY Mellon

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

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec 31, 2012
Investment grade	$1,280	$1,064	$1,596	$1,289	$11,367	$9,935
Noninvestment grade	367	353	497	451	1,569	1,353
Total	$1,647	$1,417	$2,093	$1,740	$12,936	$11,288

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	June 30, 2013	Dec. 31, 2012
Wealth management loans:
Investment grade	$4,701	$4,597
Noninvestment grade	66	125
Wealth management mortgages	4,497	4,142
Total	$9,264	$8,864

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment-grade, fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment-grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2013.

At June 30, 2013, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York - 21%; California - 20%; Massachusetts - 16%; Florida - 8%; and other - 35%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,505 million at June 30, 2013 and $1,632 million at Dec. 31, 2012. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2013 are $461 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 75% at origination and 25% of these loans were at

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,526 million at June 30, 2013 and $5,298 million at Dec. 31, 2012. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $14,434 million of secured margin loans on our balance sheet at June 30, 2013 compared with $13,397 million at Dec. 31, 2012. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. In the second quarter of 2013, BNY Mellon conducted an annual goodwill impairment test on all seven reporting units. The estimated fair value of the seven reporting units exceeded the carrying value and no goodwill impairment was recognized.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2012	$9,508	$8,517	$50	$18,075
Foreign exchange translation	(124)	(49)	—	(173)
Other (a)	17	—	—	17
Balance at June 30, 2013	$9,401	$8,468	$50	$17,919

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	13	(7)	—	6
Other (a)	—	(11)	10	(1)
Balance at June 30, 2012	$9,386	$8,473	$50	$17,909

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets

The tables below provide a breakdown of intangible assets by business. In the second quarter of 2013, we recorded an $8 million impairment charge related to the write-down of the value of a customer contract intangible in the Investment Services business to its fair value.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services		Other	Consolidated
Balance at Dec. 31, 2012	$2,228	$1,732		$849	$4,809
Disposition	—	(1)		—	(1)
Amortization	(77)	(102)	(a)	—	(179)
Foreign exchange translation	(24)	(3)		—	(27)
Other (b)	(14)	—		—	(14)
Balance at June 30, 2013	$2,113	$1,626		$849	$4,588

(a)	Includes an $8 million intangible asset impairment recorded in the second quarter of 2013.

(b)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(96)	(97)	—	(193)
Foreign exchange translation	4	(1)	—	3
Other (a)	—	(1)	1	—
Balance at June 30, 2012	$2,290	$1,823	$849	$4,962

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2013				Dec. 31, 2012
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,040	$(1,384)	$656	12 years	$761
Customer contracts—Investment Services	2,362	(1,125)	1,237	12 years	1,335
Other	123	(103)	20	5 years	25
Total subject to amortization	4,525	(2,612)	1,913	12 years	2,121
Not subject to amortization: (a)
Trade name	1,365	N/A	1,365	N/A	1,368
Customer relationships	1,310	N/A	1,310	N/A	1,320
Total not subject to amortization	2,675	N/A	2,675	N/A	2,688
Total intangible assets	$7,200	$(2,612)	$4,588	N/A	$4,809

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2013	$348
2014	302
2015	269
2016	240
2017	216

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Note 7—Other assets

Other assets	June 30,	Dec. 31,
(in millions)	2013	2012
Accounts receivable	$4,478	$4,255
Corporate/bank owned life insurance	4,397	4,360
Income taxes receivable	2,986	3,099
Equity in joint ventures and other investments (a)	2,958	2,664
Fails to deliver	1,587	1,148
Fair value of hedging derivatives	1,234	989
Software	1,168	1,117
Prepaid expenses	501	508
Prepaid pension assets	453	419
Due from customers on acceptances	320	376
Other	1,665	1,533
Total other assets	$21,747	$20,468

(a)	Includes Federal Reserve Bank stock of $439 million and $436 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV
	June 30, 2013				Dec. 31, 2012
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Private equity funds (a)	$94	$12	N/A	N/A	$99	$13	N/A	N/A
Other funds (b)	190	25	Monthly-yearly	3-45 days	153	31	Monthly-yearly	3-45 days
Total	$284	$37			$252	$44

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
N/A - Not applicable.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest revenue
Non-margin loans	$171	$165	$169	$336	$338
Margin loans	40	38	42	78	84
Securities:
Taxable	453	441	484	894	987
Exempt from federal income taxes	23	24	20	47	35
Total securities	476	465	504	941	1,022
Deposits in banks	68	71	93	139	207
Deposits with the Federal Reserve and other central banks	31	31	39	62	82
Federal funds sold and securities purchased under resale agreements	10	10	9	20	18
Trading assets	40	35	19	75	36
Total interest revenue	836	815	875	1,651	1,787
Interest expense
Deposits	27	30	43	57	86
Federal funds purchased and securities sold under repurchase agreements	(6)	(3)	—	(9)	—
Trading liabilities	11	9	6	20	10
Other borrowed funds	1	2	6	3	11
Customer payables	2	2	2	4	4
Long-term debt	44	56	84	100	177
Total interest expense	79	96	141	175	288
Net interest revenue	$757	$719	$734	$1,476	$1,499

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)				Quarter ended
	June 30, 2013			March 31, 2013			June 30, 2012
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$9	$1	$16	$9	$1	$15	$8	$1
Interest cost	43	10	2	43	10	2	42	9	3
Expected return on assets	(73)	(12)	(2)	(73)	(12)	(2)	(68)	(12)	(2)
Other	46	4	1	47	4	1	38	3	3
Net periodic benefit cost	$32	$11	$2	$33	$11	$2	$27	$8	$5

Net periodic benefit cost (credit)	Year-to-date
	June 30, 2013			June 30, 2012
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$32	$18	$2	$30	$16	$2
Interest cost	86	20	4	84	18	6
Expected return on assets	(146)	(24)	(4)	(136)	(24)	(4)
Other	93	8	2	76	6	6
Net periodic benefit cost	$65	$22	$4	$54	$16	$10

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

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

Operational excellence initiatives

In 2011, we announced our operational excellence initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the operational excellence initiatives in 2011. In the second quarter of 2013, we recorded a net charge of $2 million reflecting additional severance charges. The following table presents the activity in the restructuring reserve related to the operational excellence initiatives through June 30, 2013.

Operational excellence initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	60	(57)	3
Utilization	(54)	28	(26)
Balance at March 31, 2013	$84	$—	$84
Net additional charges	2	—	2
Utilization	(16)	—	(16)
Balance at June 30, 2013	$70	$—	$70

The table below presents the restructuring charge if it had been allocated by business.

Operational excellence initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	2Q13	1Q13
Investment Management	$(1)	$1	$48
Investment Services	4	—	64
Other segment (including Business Partners)	(1)	4	—
Total restructuring charge	$2	$5	$112

Note 11—Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2013	June 30, 2012
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.8	2.4
Tax-exempt income	(2.8)	(3.3)
Foreign operations	(4.2)	(5.3)
Tax credits	(3.1)	(5.6)
Tax litigation	42.4	—
Other - net	(2.3)	0.3
Effective rate	67.8%	23.5%

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

Our total tax reserves as of June 30, 2013 were $1,060 million compared with $1,050 million at March 31, 2013. If these tax reserves were unnecessary, $1,060 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2013 is accrued interest, where applicable, of $289 million. The additional tax expense related to interest for the six months ended June 30, 2013 was $291 million compared with $8 million for the six months ended June 30, 2012.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $50 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed to examination for all periods through 2002. The years

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

2003 through 2006 remain open to examination. The years 2007 and 2008 are closed for further examination; however, one matter is before the Internal Revenue Service (“IRS”) appeals. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2008.

Note 12 - Securitizations and variable interest entities

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10 and are reviewed for consolidation based on the guidance in ASC 810, “Consolidation”.

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2013 and Dec. 31, 2012, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at June 30, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$501	$501
Trading assets	10,766	—	10,766
Other assets	705	—	705
Total assets	$11,471	$501	$11,972
Trading liabilities	10,110	—	10,110
Other liabilities	32	440	472
Total liabilities	$10,142	$440	$10,582
Non-redeemable noncontrolling interests	$860	$—	$860

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$499	$499
Trading assets	10,961	—	10,961
Other assets	520	—	520
Total assets	$11,481	$499	$11,980
Trading liabilities	10,152	—	10,152
Other liabilities	29	461	490
Total liabilities	$10,181	$461	$10,642
Non-redeemable noncontrolling interests	$833	$—	$833

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2013 and Dec. 31, 2012, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

Non-consolidated VIEs at June 30, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$118	$—	$118

Non-consolidated VIEs at Dec. 31, 2012			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$100	$—	$100

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Note 13 - Preferred Stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below presents a summary of BNY Mellon’s preferred stock issued and outstanding at June 30, 2013 and Dec. 31, 2012.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	$568	$568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	—	$494	$—
Total				15,826	10,826	$1,562	$1,068

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

On May 17, 2013, BNY Mellon issued 500,000 Series D depository shares, each representing a 1/100th interest in a share of BNY Mellon’s Series D preferred stock. BNY Mellon will pay dividends on the Series D preferred stock, if declared by our board of directors, at an annual rate of 4.5% on each June 20 and December 20, to but excluding June 20, 2023; and a floating rate equal to three-month LIBOR plus 2.46% on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. Holders of both the Series A and Series C preferred stock are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C and Series D preferred stock.

All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. All of the outstanding shares of the Series C and Series D preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series C and Series D preferred stock to the holders of record of their respective depositary shares.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the preferred stock dividends.

Preferred stock dividends (a)				Approximate dividend paid per share (in dollars)
	Declaration date	Record date	Payment date
Series A (b)	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	$10.2222
	April 9, 2013	June 5, 2013	June 20, 2013	$10.2222
	Jan. 16, 2013	March 5, 2013	March 20, 2013	$10.0000
	Oct. 17, 2012	Dec. 5, 2012	Dec. 20, 2012	$10.1111
Series C (c)	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	$0.3250
	April 9, 2013	June 5, 2013	June 20, 2013	$0.3250
	Jan. 16, 2013	March 5, 2013	March 20, 2013	$0.3250
	Oct. 17, 2012	Dec. 5, 2012	Dec. 20, 2012	$0.3286
Series D (d)	N/A	N/A	N/A	N/A

(a)	Dividends are noncumulative.

(b)	Dividend per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A preferred stock.

(c)	Dividend per depositary share, each representing a 1/4,000th interest in a share of Series C preferred stock.

(d)	The Series D noncumulative perpetual preferred stock was issued on May 17, 2013. If declared by BNY Mellon’s Board of Directors, the first dividend payment date would be Dec. 20, 2013.

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, subsequently amended on May 8 and Sept. 11, 2012, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the Series C preferred stock in whole or in part, on or after the dividend payment date in September 2017 and the Series D preferred stock in whole or in part, on or after the dividend payment date in June 2023.

Both of the Series C or Series D preferred stock can be redeemed in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designations of the Series C preferred stock and the Certificate of Designations of the Series D preferred stock).

The terms of the Series A preferred stock, Series C preferred stock, and Series D preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

91 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	June 30, 2013			March 31, 2013			June 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustments arising during the period	$(9)	$14	$5	$(229)	$(80)	$(309)	$(223)	$(42)	$(265)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(1,215)	479	(736)	(9)	3	(6)	318	(121)	197
Reclassification adjustment (a)	(32)	15	(17)	(48)	18	(30)	(50)	15	(35)
Net unrealized gain (loss) on assets available-for-sale	(1,247)	494	(753)	(57)	21	(36)	268	(106)	162
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	51	(20)	31	68	(25)	43	42	(18)	24
Total defined benefit plans	51	(20)	31	68	(25)	43	42	(18)	24
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	13	(6)	7	171	(70)	101	(329)	137	(192)
Reclassification adjustment (a)	(27)	11	(16)	(170)	70	(100)	328	(136)	192
Net unrealized gain (loss) on cash flow hedges	(14)	5	(9)	1	—	1	(1)	1	—
Total other comprehensive income (loss)	$(1,219)	$493	$(726)	$(217)	$(84)	$(301)	$86	$(165)	$(79)

(a)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the Consolidated Income Statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the Consolidated Income Statement. See Note 17 for the location of the reclassification adjustment related to cash flow hedges on the Consolidated Income Statement.

Components of other comprehensive income (loss)
	Year-to-date
	June 30, 2013			June 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation adjustments arising during the period	$(238)	$(66)	$(304)	$(94)	$1	$(93)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(1,224)	482	(742)	696	(262)	434
Reclassification adjustment (a)	(80)	33	(47)	(90)	31	(59)
Net unrealized gain (loss) on assets available-for-sale	(1,304)	515	(789)	606	(231)	375
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	119	(45)	74	86	(35)	51
Total defined benefit plans	119	(45)	74	86	(35)	51
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	184	(76)	108	13	(5)	8
Reclassification adjustment (a)	(197)	81	(116)	(8)	3	(5)
Net unrealized gain (loss) on cash flow hedges	(13)	5	(8)	5	(2)	3
Total other comprehensive income (loss)	$(1,436)	$409	$(1,027)	$603	$(267)	$336

(a)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the Consolidated Income Statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the Consolidated Income Statement. See Note 17 for the location of the reclassification adjustment related to cash flow hedges on the Consolidated Income Statement.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon 93

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

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities include both long and short positions. Level 1 securities include highly liquid government bonds, money market mutual funds, foreign covered bonds and exchange-traded equities.

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

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

hierarchy. Securities classified within Level 3 primarily include securities of state and political subdivisions and distressed debt securities.

At June 30, 2013, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives valued using models with significant unobservable market parameters in markets that lack two-way flow are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps and options, where parameters may be unobservable for longer maturities; and certain products, where correlation risk is unobservable. The fair value of these derivatives compose approximately 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 17 of the Notes to Consolidated Financial Statements.

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value at June 30, 2013 and Dec. 31 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the second quarter of 2013.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at June 30, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$14,722	$—	$—	$—	$14,722
U.S. Government agencies	—	1,142	—	—	1,142
Sovereign debt	79	10,345	—	—	10,424
State and political subdivisions (b)	—	6,382	52	—	6,434
Agency RMBS	—	37,128	—	—	37,128
Alt-A RMBS	—	266	—	—	266
Prime RMBS	—	564	—	—	564
Subprime RMBS	—	423	—	—	423
Other RMBS	—	2,381	—	—	2,381
Commercial MBS	—	2,745	—	—	2,745
Agency commercial MBS	—	1,122	—	—	1,122
Asset-backed CLOs	—	1,446	—	—	1,446
Other asset-backed securities	—	2,018	—	—	2,018
Equity securities	12	—	—	—	12
Money market funds (b)	918	—	—	—	918
Corporate bonds	—	1,527	—	—	1,527
Other debt securities	—	2,207	—	—	2,207
Foreign covered bonds	2,550	661	—	—	3,211
Alt-A RMBS (c)	—	1,847	—	—	1,847
Prime RMBS (c)	—	899	—	—	899
Subprime RMBS (c)	—	134	—	—	134
Total available-for-sale	18,281	73,237	52	—	91,570
Trading assets:
Debt and equity instruments (b)	2,697	4,191	2	—	6,890
Derivative assets not designated as hedging:
Interest rate	—	16,824	10	(15,307)	1,527
Foreign exchange	3,920	254	1	(2,025)	2,150
Equity	198	258	31	(146)	341
Total derivative assets not designated as hedging	4,118	17,336	42	(17,478)	4,018
Total trading assets	6,815	21,527	44	(17,478)	10,908
Other assets:
Derivative assets designated as hedging:
Interest rate	—	986	—	—	986
Foreign exchange	248	—	—	—	248
Total other assets - derivative assets	248	986	—	—	1,234
Other assets (d)	129	149	113	—	391
Total other assets	377	1,135	113	—	1,625
Subtotal assets of operations at fair value	25,473	95,899	209	(17,478)	104,103
Percentage of assets prior to netting	21%	79%	—%
Assets of consolidated investment management funds:
Trading assets	18	10,704	44	—	10,766
Other assets	570	135	—	—	705
Total assets of consolidated investment management funds	588	10,839	44	—	11,471
Total assets	$26,061	$106,738	$253	$(17,478)	$115,574
Percentage of assets prior to netting	20%	80%	—%
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,442	$772	$—	$—	$2,214
Derivative liabilities not designated as hedging:
Interest rate	—	17,343	65	(14,478)	2,930
Foreign exchange	4,054	182	—	(1,821)	2,415
Equity and other contracts	80	469	52	(146)	455
Total derivative liabilities not designated as hedging	4,134	17,994	117	(16,445)	5,800
Total trading liabilities	5,576	18,766	117	(16,445)	8,014
Long-term debt (b)	—	324	—	—	324
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	179	—	—	179
Foreign exchange	37	—	—	—	37
Total other liabilities - derivative liabilities	37	179	—	—	216
Subtotal liabilities at fair value	5,613	19,269	117	(16,445)	8,554
Percentage of liabilities prior to netting	23%	77%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	10,110	—	—	10,110
Other liabilities	—	32	—	—	32
Total liabilities of consolidated investment management funds	—	10,142	—	—	10,142
Total liabilities	$5,613	$29,411	$117	$(16,445)	$18,696
Percentage of liabilities prior to netting	16%	84%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments, seed capital and a brokerage account.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$18,003	$—	$—	$—	$18,003
U.S. Government agencies	—	1,074	—	—	1,074
Sovereign debt	41	9,383	—	—	9,424
State and political subdivisions (b)	—	6,077	45	—	6,122
Agency RMBS	—	34,193	—	—	34,193
Alt-A RMBS	—	279	—	—	279
Prime RMBS	—	728	—	—	728
Subprime RMBS	—	452	—	—	452
Other RMBS	—	2,794	—	—	2,794
Commercial MBS	—	3,139	—	—	3,139
Asset-backed CLOs	—	1,282	—	—	1,282
Other asset-backed securities	—	2,131	—	—	2,131
Equity securities	27	—	—	—	27
Money market funds (b)	2,190	—	—	—	2,190
Corporate bonds	—	1,585	—	—	1,585
Other debt securities	—	2,368	—	—	2,368
Foreign covered bonds	2,995	723	—	—	3,718
Alt-A RMBS (c)	—	1,970	—	—	1,970
Prime RMBS (c)	—	1,010	—	—	1,010
Subprime RMBS (c)	—	130	—	—	130
Total available-for-sale	23,256	69,318	45	—	92,619
Trading assets:
Debt and equity instruments (b)	912	4,116	48	—	5,076
Derivative assets not designated as hedging:
Interest rate	36	22,734	19	(20,042)	2,747
Foreign exchange	3,364	148	1	(2,171)	1,342
Equity	121	152	38	(98)	213
Total derivative assets not designated as hedging	3,521	23,034	58	(22,311)	4,302
Total trading assets	4,433	27,150	106	(22,311)	9,378
Other assets:
Derivative assets designated as hedging:
Interest rate	—	928	—	—	928
Foreign exchange	61	—	—	—	61
Total derivative assets	61	928	—	—	989
Other assets (d)	96	116	120	—	332
Total other assets	157	1,044	120	—	1,321
Subtotal assets of operations at fair value	27,846	97,512	271	(22,311)	103,318
Percentage of assets prior to netting	22%	78%	—%
Assets of consolidated investment management funds:
Trading assets	182	10,735	44	—	10,961
Other assets	390	130	—	—	520
Total assets of consolidated investment management funds	572	10,865	44	—	11,481
Total assets	$28,418	$108,377	$315	$(22,311)	$114,799
Percentage of assets prior to netting	21%	79%	—%

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,121	$659	$—	$—	$1,780
Derivative liabilities not designated as hedging:
Interest rate	—	23,173	168	(19,069)	4,272
Foreign exchange	3,535	97	—	(1,823)	1,809
Equity	91	266	56	(98)	315
Total derivative liabilities not designated as hedging	3,626	23,536	224	(20,990)	6,396
Total trading liabilities	4,747	24,195	224	(20,990)	8,176
Long-term debt (b)	—	345	—	—	345
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	343	—	—	343
Foreign exchange	361	—	—	—	361
Total other liabilities - derivative liabilities	361	343	—	—	704
Subtotal liabilities at fair value	5,108	24,883	224	(20,990)	9,225
Percentage of liabilities prior to netting	17%	82%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	—	10,152	—	—	10,152
Other liabilities	—	29	—	—	29
Total liabilities of consolidated investment management funds	—	10,181	—	—	10,181
Total liabilities	$5,108	$35,064	$224	$(20,990)	$19,406
Percentage of liabilities prior to netting	13%	87%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments, seed capital and a brokerage account.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	June 30, 2013					Dec. 31, 2012
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Alt-A RMBS, originated in:
2006-2007	$107	—%	—%	—%	100%	$111	—%	—%	—%	100%
2005	104	—	—	—	100	107	—	—	—	100
2004 and earlier	55	1	9	25	65	61	4	9	25	62
Total Alt-A RMBS	$266	—%	2%	5%	93%	$279	1%	2%	6%	91%
Prime RMBS, originated in:
2007	$96	—%	—%	46%	54%	$106	—%	—%	45%	55%
2006	59	—	—	—	100	70	—	—	—	100
2005	145	—	43	—	57	215	—	33	7	60
2004 and earlier	264	9	41	12	38	337	16	42	7	35
Total prime RMBS	$564	4%	31%	13%	52%	$728	7%	29%	12%	52%
Subprime RMBS, originated in:
2005	$111	—%	8%	46%	46%	$108	4%	8%	34%	54%
2004 and earlier	312	2	4	7	87	344	3	4	6	87
Total subprime RMBS	$423	1%	6%	17%	76%	$452	3%	5%	13%	79%
Commercial MBS - Domestic, originated in:
2009-2012	$364	83%	17%	—%	—%	$283	97%	3%	—%	—%
2008	23	60	40	—	—	24	59	41	—	—
2007	553	73	19	8	—	707	78	16	6	—
2006	786	86	14	—	—	900	85	14	1	—
2005	570	99	—	1	—	640	98	1	1	—
2004 and earlier	256	96	4	—	—	285	100	—	—	—
Total commercial MBS - Domestic	$2,552	86%	12%	2%	—%	$2,839	89%	9%	2%	—%
Foreign covered bonds:
Canada	$860	100%	—%	—%	—%	$925	100%	—%	—%	—%
United Kingdom	735	100	—	—	—	756	100	—	—	—
Germany	654	98	2	—	—	866	98	2	—	—
Netherlands	281	100	—	—	—	360	100	—	—	—
Other	681	100	—	—	—	811	100	—	—	—
Total foreign covered bonds	$3,211	100%	—%	—%	—%	$3,718	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,631	85%	12%	3%	—%	$1,873	79%	19%	2%	—%
Netherlands	598	100	—	—	—	841	100	—	—	—
Ireland	158	14	—	—	86	161	15	—	—	85
Italy	110	—	100	—	—	125	—	100	—	—
Australia	65	95	5	—	—	77	94	6	—	—
Germany	61	—	3	—	97	68	—	9	—	91
Total European floating rate notes - available-for-sale	$2,623	79%	12%	2%	7%	$3,145	77%	15%	2%	6%
Sovereign debt:
United Kingdom	$4,399	100%	—%	—%	—%	$4,771	100%	—%	—%	—%
Germany	2,212	100	—	—	—	1,646	100	—	—	—
Netherlands	2,005	100	—	—	—	2,054	100	—	—	—
France	1,429	100	—	—	—	897	100	—	—	—
Other	379	100	—	—	—	56	100	—	—	—
Total sovereign debt	$10,424	100%	—%	—%	—%	$9,424	100%	—%	—%	—%
Alt-A RMBS (b), originated in:
2006-2007	$1,070	—%	—%	—%	100%	$1,128	—%	—%	—%	100%
2005	573	—	4	1	95	622	4	—	1	95
2004 and earlier	204	—	—	13	87	220	—	2	12	86
Total Alt-A RMBS (b)	$1,847	—%	1%	2%	97%	$1,970	1%	—%	2%	97%
Prime RMBS (b), originated in:
2006-2007	$536	—%	—%	—%	100%	$601	—%	—%	—%	100%
2005	336	—	—	1	99	378	—	1	2	97
2004 and earlier	27	—	8	22	70	31	—	8	24	68
Total prime RMBS (b)	$899	—%	—%	1%	99%	$1,010	—%	1%	1%	98%
Subprime RMBS (b), originated in:
2005-2007	$98	—%	—%	—%	100%	$94	—%	—%	—%	100%
2004 and earlier	36	1	5	36	58	36	5	—	36	59
Total subprime RMBS (b)	$134	—%	1%	10%	89%	$130	2%	—%	10%	88%

(a)	At June 30, 2013 and Dec. 31, 2012, foreign covered bonds were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

BNY Mellon 101

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

The tables below include a roll forward of the balance sheet amounts for the quarter ended June 30, 2013 and 2012 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at March 31, 2013	$44		$11		$42		$112		$209	44
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	8	(b)	—	(c)	—	(c)	5	(d)	13	—	(e)
Sales	—		(9)		—		(4)		(13)	—
Fair value at June 30, 2013	$52		$2		$42		$113		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$1		$—		$1	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2013	$170		$170
Transfers out of Level 3	(4)		(4)
Total (gains) or losses for the period: Included in earnings (or changes in net liabilities)	(49)	(b)	(49)
Fair value at June 30, 2013	$117		$117
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(23)		$(23)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2012
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at March 31, 2012	$43		$58		$72		$151		$324
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	3	(c)	1	(c)	(2)	(d)	2
Purchases, sales and settlements:
Purchases	—		—		—		2		2
Sales	—		(1)		—		(13)		(14)
Settlements	(1)		—		—		—		(1)
Fair value at June 30, 2012	$42		$60		$73		$138		$313
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$2		$4		$—		$6

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2012
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2012	$246		$246
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	56	(b)	56
Fair value at June 30, 2012	$302		$302
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$66		$66

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2013
	Available-for-sale securities		Trading assets						Total assets of operations	Assets of consolidated management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	$44
Transfers out of Level 3	—		—		(5)		—		(5)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	7	(b)	3	(c)	(11)	(c)	—	(d)	(1)	—	(e)
Purchases and sales:
Purchases	—		—		—		3		3	—
Sales	—		(49)		—		(10)		(59)	—
Fair value at June 30, 2013	$52		$2		$42		$113		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—		$—		$(10)		$—		$(10)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the six months ended June 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2012	$224		$224
Transfers out of Level 3	(4)		(4)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(105)	(b)	(105)
Settlements	2		2
Fair value at June 30, 2013	$117		$117
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(38)		$(38)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157		$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(3)	(b)	—	(c)	(24)	(c)	1	(d)	(26)
Purchases, sales and settlements:
Purchases	—		—		—		—		5		5
Sales	—		—		(3)		—		(17)		(20)
Settlements	(3)		—		—		—		(8)		(11)
Fair value at June 30, 2012	$42		$—		$60		$73		$138		$313
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period					$—		$(7)		$—		$(7)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the six months ended June 30, 2012
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(12)	(b)	(12)
Fair value at June 30, 2012	$302		$302
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(8)		$(8)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of June 30, 2013 and Dec. 31, 2012, for which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2013 and Dec. 31, 2012.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at June 30, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$176	$21	$197
Other assets (b)	—	40	—	40
Total assets at fair value on a nonrecurring basis	$—	$216	$21	$237

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2012				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$183	$23	$206
Other assets (b)	—	79	—	79
Total assets at fair value on a nonrecurring basis	$—	$262	$23	$285

(a)
During the quarters ended June 30, 2013 and Dec. 31, 2012, the fair value of these loans was reduced $2 million and $2 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at June 30, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$52	Discounted cash flow	Expected credit loss	6%-22%
Trading assets:
Debt and equity instruments:
Distressed debt	$2	Discounted cash flow	Expected maturity	1 - 10 years
			Credit spreads	200-880 bp
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	$10	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	14%-17%
Foreign exchange contracts:
Long-term foreign exchange options	$1	Option pricing model (a)	Long-term foreign exchange volatility	18%
Equity:
Equity options	$31	Option pricing model (a)	Long-term equity volatility	16%-29%
Measured on a nonrecurring basis:
Loans	$21	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-30%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at June 30, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$65	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	14%-17%
Equity:
Equity options	$52	Option pricing model (a)	Long-term equity volatility	16%-29%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions we used at June 30, 2013 and Dec. 31, 2012 include discount rates ranging principally from 0.21% to 4.72%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2013 and Dec. 31, 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	June 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$77,150	$—	$77,150	$77,150
Interest-bearing deposits with banks	—	42,170	—	42,170	42,145
Federal funds sold and securities purchased under resale agreements	—	9,978	—	9,978	9,978
Securities held-to-maturity	3,308	10,288	—	13,596	13,785
Loans	—	47,902	—	47,902	47,850
Other financial assets	6,940	1,123	—	8,063	8,063
Total	$10,248	$188,611	$—	$198,859	$198,971
Liabilities:
Noninterest-bearing deposits	$—	$82,948	$—	$82,948	$82,948
Interest-bearing deposits	—	161,877	—	161,877	161,934
Federal funds purchased and securities sold under repurchase agreements	—	12,600	—	12,600	12,600
Payables to customers and broker-dealers	—	15,267	—	15,267	15,267
Borrowings	—	1,332	—	1,332	1,332
Long-term debt	—	18,654	—	18,654	18,157
Total	$—	$292,678	$—	$292,678	$292,238

Summary of financial instruments	Dec. 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$90,110	$—	$90,110	$90,110
Interest-bearing deposits with banks	—	43,936	—	43,936	43,910
Federal funds sold and securities purchased under resale agreements	—	6,593	—	6,593	6,593
Securities held-to-maturity	1,070	7,319	—	8,389	8,205
Loans	—	44,031	—	44,031	44,010
Other financial assets	4,727	1,115	—	5,842	5,842
Total	$5,797	$193,104	$—	$198,901	$198,670
Liabilities:
Noninterest-bearing deposits	$—	$93,019	$—	$93,019	$93,019
Interest-bearing deposits	—	153,030	—	153,030	153,076
Federal funds purchased and securities sold under repurchase agreements	—	7,427	—	7,427	7,427
Payables to customers and broker-dealers	—	16,095	—	16,095	16,095
Borrowings	—	1,883	—	1,883	1,883
Long-term debt	—	19,397	—	19,397	18,530
Total	$—	$290,851	$—	$290,851	$290,030

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At June 30, 2013:
Interest-bearing deposits with banks	$2,600	$2,600	$69	$(9)
Securities available-for-sale	5,821	6,183	406	(137)
Deposits	10	10	—	—
Long-term debt	14,156	13,748	580	(42)
At Dec. 31, 2012:
Interest-bearing deposits with banks	$11,328	$11,328	$38	$(224)
Securities available-for-sale	5,597	5,355	12	(339)
Deposits	10	10	1	—
Long-term debt	15,100	14,314	911	(4)

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 16—Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	June 30, 2013	Dec. 31, 2012
Assets of consolidated investment management funds:
Trading assets	$10,766	$10,961
Other assets	705	520
Total assets of consolidated investment management funds	$11,471	$11,481
Liabilities of consolidated investment management funds:
Trading liabilities	$10,110	$10,152
Other liabilities	32	29
Total liabilities of consolidated investment management funds	$10,142	$10,181

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At June 30, 2013, the fair value of this long-term debt was $324 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Changes in the fair value of long-term debt (a)	$17	$(19)	$21	$(13)

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the second quarter of 2013 or 2012.

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

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds and agency commercial mortgage-backed securities that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At June 30, 2013, $6.0 billion face amount of securities were hedged with interest rate swaps that had notional values of $6.2 billion.

The hedged fixed rate deposits have original maturities of approximately ten years and are not callable. These deposits are hedged with “receive fixed rate, pay variable” rate swaps of similar maturity, repricing and fixed rate coupon. The swaps are not callable. At June 30, 2013, $10 million face amount of deposits were hedged with interest rate swaps that had notional values of $10 million.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2013, $13.7 billion par value of debt was hedged with interest rate swaps that had notional values of $13.7 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2013, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $181 million (notional), with a pre-tax loss of $6 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next six months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Swedish Krona, British Pound, Danish Krone, Norwegian Krone and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of June 30, 2013, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $2.8 billion (notional), with a pre-tax loss of $8 million recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next six months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At June 30, 2013, forward foreign exchange contracts with notional amounts totaling $5.4 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2013, had a combined U.S. dollar equivalent value of $502 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Ineffectiveness	Six months ended
(in millions)	June 30, 2013	June 30, 2012
Fair value hedges of securities	7.8	0.7
Fair value hedges of deposits and long-term debt	(0.5)	(1.4)
Cash flow hedges	0.1	0.1
Other (a)	0.1	(0.1)
Total	$7.5	$(0.7)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at June 30, 2013 and Dec. 31, 2012.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Derivatives designated as hedging instruments (a):
Interest rate contracts	$19,941	$19,679	$986	$928	$179	$343
Foreign exchange contracts	8,373	16,805	248	61	37	361
Total derivatives designated as hedging instruments			$1,234	$989	$216	$704
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$817,201	$796,155	$16,834	$22,789	$17,408	$23,341
Foreign exchange contracts	439,109	359,204	4,175	3,513	4,236	3,632
Equity contracts	20,572	11,375	487	311	601	413
Credit contracts	141	166	—	—	—	—
Total derivatives not designated as hedging instruments			$21,496	$26,613	$22,245	$27,386
Total derivatives fair value (c)			$22,730	$27,602	$22,461	$28,090
Effect of master netting agreements (d)			(17,478)	(22,311)	(16,445)	(20,990)
Fair value after effect of master netting agreements			$5,252	$5,291	$6,016	$7,100

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Master netting agreements are reported net of cash collateral received and paid of $1,189 million and $156 million, respectively, at June 30, 2013, and $1,452 million and $131 million, respectively, at Dec. 31, 2012.

At June 30, 2013, $477 billion (notional) of interest rate contracts will mature within one year, $181 billion between one and five years, and $179 billion after five years. At June 30, 2013, $433 billion (notional) of foreign exchange contracts will mature within one year, $6 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		2Q13	1Q13	2Q12		2Q13	1Q13	2Q12
Interest rate contracts	Net interest revenue	$169	$75	$(249)	Net interest revenue	$(167)	$(71)	$248

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q13	1Q13	2Q12		2Q13	1Q13	2Q12		2Q13	1Q13	2Q12
FX contracts	$(15)	$(12)	$9	Net interest revenue	$(6)	$(13)	$9	Net interest revenue	$—	$—	$—
FX contracts	(1)	2	(1)	Other revenue	—	—	—	Other revenue	—	0.1	—
FX contracts	34	183	(338)	Trading revenue	34	183	(338)	Trading revenue	—	—	—
FX contracts	(5)	(2)	1	Salary expense	(1)	—	1	Salary expense	—	—	—
Total	$13	$171	$(329)		$27	$170	$(328)		$—	$0.1	$—

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q13	1Q13	2Q12		2Q13	1Q13	2Q12		2Q13	1Q13	2Q12
FX contracts	$38	$167	$110	Net interest revenue	$—	$—	$—	Other revenue	$0.2	$(0.1)	$—

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Six months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Six months ended
		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest rate contracts	Net interest revenue	$245	$(122)	Net interest revenue	$(237)	$121

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
FX contracts	$(27)	$7	Net interest revenue	$(19)	$4	Net interest revenue	$—	$—
FX contracts	1	2	Other revenue	—	1	Other revenue	0.1	0.1
FX contracts	217	4	Trading revenue	217	4	Trading revenue	—	—
FX contracts	(7)	—	Salary expense	(1)	(1)	Salary expense	—	—
Total	$184	$13		$197	$8		$0.1	$0.1

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
FX contracts	$205	$(29)	Net interest revenue	$—	$—	Other revenue	$0.1	$(0.1)

112 BNY Mellon

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	2Q13	1Q13	2Q12	2013	2012
Foreign exchange	$179	$149	$157	$328	$293
Other trading revenue:
Fixed income	12	8	16	20	63
Equity/other	16	4	7	20	15
Total other trading revenue	28	12	23	40	78
Total	$207	$161	$180	$368	$371

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Fixed income reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, and fixed income securities. Equity/Other primarily includes revenue from equity securities and equity derivatives.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2013 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$682	million
Baa2/BBB	$847	million
Bal/BB+	$1,615	million

(a)	The change between rating categories is incremental, not cumulative.

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2013, existing collateral arrangements would have required us to have posted an additional $485 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

Offsetting of financial assets and derivative assets
	June 30, 2013				Dec. 31, 2012
(in millions)	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$16,653	$15,307		$1,346	$22,234	$20,042		$2,192
Foreign exchange contracts	3,440	2,025		1,415	3,255	2,171		1,084
Equity and other contracts	389	146		243	264	98		166
Total derivatives subject to netting arrangements	20,482	17,478		3,004	25,753	22,311		3,442
Total derivatives not subject to netting arrangements	2,248	—		2,248	1,849	—		1,849
Total derivatives	22,730	17,478		5,252	27,602	22,311		5,291
Reverse repurchase agreements	9,860	—	(b)	9,860	6,718	137	(b)	6,581
Total	$32,590	$17,478		$15,112	$34,320	$22,448		$11,872

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

Offsetting of financial liabilities and derivative liabilities
	June 30, 2013				Dec. 31, 2012
(in millions)	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$17,178	$14,478		$2,700	$23,274	$19,069		$4,205
Foreign exchange contracts	2,784	1,821		963	3,423	1,823		1,600
Equity and other contracts	440	146		294	310	98		212
Total derivatives subject to netting arrangements	20,402	16,445		3,957	27,007	20,990		6,017
Total derivatives not subject to netting arrangements	2,059	—		2,059	1,083	—		1,083
Total derivatives	22,461	16,445		6,016	28,090	20,990		7,100
Repurchase agreements	12,449	—	(b)	12,449	7,153	137	(b)	7,016
Total	$34,910	$16,445		$18,465	$35,243	$21,127		$14,116

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

114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 18 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2013 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	June 30, 2013
	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$2.0	$11.0
Asset managers	1.2	3.6	4.8
Securities industry	2.5	1.7	4.2
Insurance	0.1	4.1	4.2
Government	—	3.0	3.0
Other	0.1	1.1	1.2
Total	$12.9	$15.5	$28.4

Commercial portfolio exposure (in billions)	June 30, 2013
	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$6.0	$6.6
Energy and utilities	0.7	6.0	6.7
Manufacturing	0.2	5.7	5.9
Media and telecom	0.1	1.6	1.7
Total	$1.6	$19.3	$20.9

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	June 30,	Dec. 31,
(in millions)	2013	2012
Lending commitments (a)	$31,754	$31,265
Standby letters of credit (b)	7,087	7,167
Commercial letters of credit	376	219
Securities lending indemnifications	264,746	245,717

(a)	Net of participations totaling $324 million at June 30, 2013 and $350 million at Dec. 31, 2012.

(b)	Net of participations totaling $876 million at June 30, 2013 and $1.0 billion at Dec. 31, 2012.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $8.3 billion in less than one year, $23.4 billion in one to five years and $0.1 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $7.1 billion at June 30, 2013 and $7.2 billion at Dec. 31, 2012, and includes $448 million and $781 million that were collateralized with cash and securities at June 30, 2013 and Dec. 31, 2012, respectively. At June 30, 2013, $3.7 billion of the SBLCs will expire within one year and $3.4 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 - “Guarantees”, the fair value of the liability, which was recorded with a corresponding asset in other

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $125 million at June 30, 2013 and $121 million at Dec. 31, 2012.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30,	Dec. 31,
	2013	2012
Investment grade	90%	93%
Noninvestment grade	10%	7%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $376 million at June 30, 2013 compared with $219 million at Dec. 31, 2012.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly rated counterparties. Securities lending indemnifications were secured by collateral of $273 billion at June 30, 2013 and $253 billion at Dec. 31, 2012.

We expect many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

Exposure for certain administrative errors

In connection with certain funds that we manage, we may be liable to the funds for certain administrative errors. The errors relate to questions about the resident status of certain offshore tax exempt funds, potentially exposing the Company to a tax liability related to the funds’ earnings. The Company is in discussions with tax authorities regarding the funds. In addition to amounts accrued, we believe it is reasonably possible that we could have a potential additional exposure of approximately $100 million.

Indemnification Arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2013 and Dec. 31, 2012, we had no material liabilities under these arrangements.

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Clearing and Settlement Exchanges

We are a minority equity investor in, and member of, several industry clearing or settlement exchanges through which foreign exchange, securities, or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At June 30, 2013 and Dec. 31, 2012, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $715 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing on the fraudulent transfer portion of the opinion and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. The appeal remains under consideration.

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

Securities Lending Matters
As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from 2009 to 2013, and are currently pending in courts in New York, North Carolina and Illinois and in commercial court in London. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral, including losses related to investments in Sigma Finance Inc. (“Sigma”), Lehman Brothers Holdings, Inc. and certain asset-backed securities, and seek damages as to those losses.

Matters Relating To Bernard L. Madoff
As previously disclosed, on May 11, 2010, the New York State Attorney General commenced a civil lawsuit against Ivy Asset Management LLC (“Ivy”), a subsidiary of BNY Mellon that manages primarily funds-of-hedge-funds, and two of its former officers in New York state court. The lawsuit alleged that Ivy, in connection with its role as sub-advisor to investment managers whose clients invested with Madoff, did not disclose certain material facts about Madoff. The complaint sought an accounting of compensation received from January 1997 to the present by the Ivy defendants in connection with the Madoff investments, and unspecified damages, including restitution, disgorgement, costs and attorneys’ fees.

As previously disclosed, on Oct. 21, 2010, the U.S. Department of Labor commenced a civil lawsuit against Ivy, two of its former officers, and others in federal court in the Southern District of New York. The lawsuit alleged that Ivy violated the Employee Retirement Income Security Act (“ERISA”) by failing to disclose certain material facts about Madoff to investment managers subadvised by Ivy whose clients included employee benefit plan investors. The complaint sought disgorgement and damages.

As previously disclosed, Ivy or its affiliates were named in a number of civil lawsuits filed beginning Jan. 27, 2009 relating to certain investment funds that allege losses due to the Madoff investments. Ivy acted as a sub-advisor to the investment managers of some of those funds. Plaintiffs asserted various causes of action including securities and common-law fraud. Certain of the cases were certified as class actions and/or assert derivative claims on behalf of the funds. Most of the cases were consolidated in two actions in federal court in the Southern District of New York, with certain cases filed in New York State Supreme Court for New York and Nassau counties.

On Nov. 13, 2012, Ivy entered into a settlement agreement with the New York State Attorney General, the U.S. Department of Labor, and the civil lawsuit plaintiffs that would settle all claims for $210 million. Final approval of the settlement was granted on May 9, 2013.

Medical Capital Litigations
As previously disclosed, The Bank of New York Mellon was named as a defendant in a number of class actions and non-class actions brought by numerous plaintiffs in connection with its role as indenture trustee for debt issued by affiliates of Medical Capital Corporation. The actions, filed in late 2009 and consolidated in federal court in the Central District of California, alleged that The Bank of New York Mellon breached its fiduciary and

118 BNY Mellon

Notes to Consolidated Financial Statements (continued)

contractual obligations to the holders of the underlying securities, and sought unspecified damages.

On Dec. 21, 2012, The Bank of New York Mellon entered into a settlement agreement with the plaintiffs and the Federal Equity Receiver for Medical Capital Corporation and its affiliates. Under the terms of the settlement, The Bank of New York Mellon made a payment of $114 million in exchange for a complete release of claims. Final court approval of the settlement was granted on June 24, 2013.

Foreign Exchange Matters
As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each intervened in a qui tam lawsuit pending in its jurisdiction, and, on Aug. 11, 2011, filed superseding complaints. On Nov. 9, 2012, the Virginia court, which had previously dismissed all of the claims against BNY Mellon, dismissed the lawsuit with prejudice by agreement of the parties. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting, claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs have since filed an amended complaint. Several plaintiffs also had their claims dismissed for improper venue and one refiled on

Sept. 5, 2012 in a different California federal district court. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011 and 2012. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. BNY Mellon has also been named in a qui tam lawsuit filed on May 22, 2012 in Massachusetts state court. To the extent these lawsuits are pending in federal court, they have been consolidated for pre-trial purposes in federal court in New York.

Lyondell Litigation
As previously disclosed, in an action filed in New York State Supreme Court for New York County, on Sept. 14, 2010, plaintiffs as holders of debt issued by Basell AF in 2005 allege that The Bank of New York Mellon, as indenture trustee, breached its contractual and fiduciary obligations by executing an intercreditor agreement in 2007 in connection with Basell’s acquisition of Lyondell Chemical Company. Plaintiffs are seeking damages for their alleged losses resulting from the execution of the 2007 intercreditor agreement that allowed the company to increase the amount of its senior debt. After its motion to dismiss was denied in part, BNY Mellon appealed the denial. On May 21, 2013, the appellate court found in our favor and held that BNY Mellon had been released from liability. Plaintiffs have sought leave to reargue or, in the alternative, to pursue an appeal to the New York Court of Appeals.

Tax Litigation
As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009,

BNY Mellon 119

Notes to Consolidated Financial Statements (continued)

BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs.  BNY Mellon will appeal the Tax Court’s ruling once a formal decision is entered, which awaits the Tax Court’s computation of the amounts owed. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceeding
As previously disclosed, The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York and Delaware Attorneys General have intervened in this proceeding. The trial in this matter began on June 3, 2013.

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

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. Internal crediting rates for deposits are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. In the second quarter of 2013, lower internal crediting rates were applied to deposits in the Investment Management and Investment Services businesses. There was no impact to consolidated results.

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

120 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

•	M&I expenses and restructuring charges are corporate level items and are therefore recorded in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$922	(a)	$1,972	$319	$3,213	(a)
Net interest revenue	63		633	61	757
Total revenue	985		2,605	380	3,970
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	713		1,878	231	2,822
Income before taxes	$272	(a)	$727	$168	$1,167	(a)
Pre-tax operating margin (b)	28%		28%	N/M	29%
Average assets	$37,953		$244,803	$54,699	$337,455

(a)
Total fee and other revenue includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes includes noncontrolling interests of $39 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 121

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$891	(a)	$1,862	$125	$2,878	(a)
Net interest revenue	62		653	4	719
Total revenue	953		2,515	129	3,597
Provision for credit losses	—		1	(25)	(24)
Noninterest expense	743		1,843	242	2,828
Income (loss) before taxes	$210	(a)	$671	$(88)	$793	(a)
Pre-tax operating margin (b)	22%		27%	N/M	22%
Average assets	$38,743		$240,188	$54,733	$333,664

(a)
Total fee and other revenue includes income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$858	(a)	$1,880	$116	$2,854	(a)
Net interest revenue	52		607	75	734
Total revenue	910		2,487	191	3,588
Provision for credit losses	—		(14)	(5)	(19)
Noninterest expense	690		2,141	216	3,047
Income (loss) before taxes	$220	(a)	$360	$(20)	$560	(a)
Pre-tax operating margin (b)	24%		14%	N/M	16%
Average assets	$35,603		$210,064	$59,335	$305,002

(a)
Total fee and other revenue includes income from consolidated investment management funds of $57 million, net of noncontrolling interests of $29 million, for a net impact of $28 million. Income before taxes includes noncontrolling interests of $29 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,813	(a)	$3,834	$444	$6,091	(a)
Net interest revenue	125		1,286	65	1,476
Total revenue	1,938		5,120	509	7,567
Provision for credit losses	—		1	(44)	(43)
Noninterest expense	1,456		3,721	473	5,650
Income before taxes	$482	(a)	$1,398	$80	$1,960	(a)
Pre-tax operating margin (b)	25%		27%	N/M	26%
Average assets	$38,346		$242,508	$54,715	$335,569

(a)
Total fee and other revenue includes income from consolidated investment management funds of $115 million, net of noncontrolling interests of $55 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $55 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

122 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,707	(a)	$3,730	$287	$5,724	(a)
Net interest revenue	107		1,249	143	1,499
Total revenue	1,814		4,979	430	7,223
Provision for credit losses	—		2	(16)	(14)
Noninterest expense	1,358		3,977	468	5,803
Income (loss) before taxes	$456	(a)	$1,000	$(22)	$1,434	(a)
Pre-tax operating margin (b)	25%		20%	N/M	20%
Average assets	$35,857		$212,328	$54,987	$303,172

(a)
Total fee and other revenue includes income from consolidated investment management funds of $100 million, net of noncontrolling interests of $40 million, for a net impact of $60 million. Income before taxes includes noncontrolling interests of $40 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Six months ended June 30,
(in millions)	2013	2012
Transfers from loans to other assets for OREO	$2	$6
Change in assets of consolidated VIEs	10	392
Change in liabilities of consolidated VIEs	39	295
Change in noncontrolling interests of consolidated VIEs	27	52

BNY Mellon 123

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

124 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures; the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: Basel III and our estimated Basel III Tier 1 common equity ratio; the closing and impact of the Newton transaction; the potential impact of supplementary leverage ratio proposals; the impact of the continued run-off of structured debt securitizations on our total annual revenue; our foreign exchange revenue; elevated levels of legal and litigation costs; operational excellence initiatives, targeted savings by the end of 2013, actual operating expenses and program costs; our effective tax rate; the seasonality impact on our business; estimations of market value impact on fee revenue and earnings per share; estimated new business wins in assets under custody and/or administration; our tri-party repo business; overdraft exposure with respect to Irish-domiciled investment funds; the impact of significant changes in ratings classifications for our investment securities portfolio; assumptions with respect to residential mortgage-backed securities; effects of changes in projected loss severities and default rates on impairment charges; goals with respect to our commercial portfolio; statements on our credit strategies; our anticipated quarterly provision for credit losses in 2013; the effect of credit ratings on allowances; our liquidity cushion, liquidity ratios, liquid asset buffer, levels and sources of wholesale funds and potential uses of liquidity; the impact of money market fund reform on deposit volumes; a reduction in our Investment Services businesses; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including anticipated redemptions or other actions with regard to outstanding securities; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our share repurchase program; the effects of customer behavior and market volatility or stress on our balance sheet size and client deposit levels; the effects of changes in risk-weighted assets/quarterly average assets or changes in common equity levels on capital ratios; our foreign exchange and other trading counterparty risk rating profile; estimations and assumptions on net interest revenue and net interest rate sensitivities; our earnings simulation model; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed accounting standards, legislation and regulation including new risk-based and leverage regulatory capital rules, supplementary leverage ratio proposals, the Basel Committee large exposures framework, Money Market Fund Reform and EMEA regulations; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; and future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, signify forward-looking statements.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section included in our 2012 Annual Report, such as: government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards; operational risk; failure or circumvention of our controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client

125 BNY Mellon

Forward-looking Statements (continued)

information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; failure to successfully integrate strategic acquisitions; the ongoing Eurozone crisis, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union, continuing uncertainty in financial markets and weakness in the economy; low or volatile interest rates; continued market volatility; further writedowns of financial instruments that we own and other losses related to volatile and illiquid market conditions; dependence on our fee-based business for a substantial majority of our revenue; declines in capital markets on our fee-based businesses; the impact of a stable exchange-rate environment and declines in cross-border activity on our foreign exchange revenue; material reductions in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks from our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends and anti-takeover provisions in our certificate of incorporation and bylaws. Investors should consider all risks included in our 2012 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

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

BNY Mellon 126

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the second quarter of 2013. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases during second quarter of 2013
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Board authorized plans or programs at June 30, 2013
April 2013	9,016		$27.58	9,000	$1,101
May 2013	2,892		28.46	2,875	1,019
June 2013	8		29.86	—	1,019	(b)
Second quarter of 2013	11,916	(a)	$27.79	11,875	$1,019	(b)

(a)
Includes 41 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $27.79.

(b)
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

Item 6. Exhibits

Pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”), BNY Mellon has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

The list of exhibits required to be filed as exhibits to this report appears on page 129 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

127 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 8, 2013	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

128 BNY Mellon

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
2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 12, 2010.
Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, as filed with the Commission on Feb. 28, 2011, and incorporated herein by reference.

3.6
Deposit Agreement, dated as of May 16, 2013, by and among The Bank of New York Mellon Corporation, Computershare Shareowner Services LLC, as depositary, and the holders from time to time of the depositary receipts described therein.

Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.

129 BNY Mellon

Index to Exhibits (continued)

Exhibit No.	Description	Method of Filing
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2013. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A
10.1	Form of Performance Share Unit Agreement.	Filed herewith.
10.2	Form of Restricted Stock Unit Agreement.	Filed herewith.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

BNY Mellon 130