Form 10-Q
period 2013-09-30
Bank of New York Mellon Corp
filed 2013-11-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
September 30, 2013
Common Stock, $0.01 par value	1,148,521,551

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2013 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key third quarter 2013 and subsequent events	4
Highlights of third quarter 2013 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	16
Review of businesses	16
Critical accounting estimates	26
Consolidated balance sheet review	27
Liquidity and dividends	40
Capital	44
Trading activities and risk management	47
Foreign exchange and other trading	49
Asset/liability management	50
Off-balance sheet arrangements	51
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	52
Recent accounting and regulatory developments	57
Website information	63

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	64
Consolidated Comprehensive Income Statement (unaudited)	66
Consolidated Balance Sheet (unaudited)	67
Consolidated Statement of Cash Flows (unaudited)	68
Consolidated Statement of Changes in Equity (unaudited)	69

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$967	$833	$720	$1,534	$1,805
Basic EPS	0.83	0.71	0.61	1.31	1.51
Diluted EPS	0.82	0.71	0.61	1.30	1.51

Fee and other revenue	$2,963	$3,187	$2,879	$8,994	$8,543
Income from consolidated investment management funds	32	65	47	147	147
Net interest revenue	772	757	749	2,248	2,248
Total revenue	$3,767	$4,009	$3,675	$11,389	$10,938

Return on common equity (annualized) (a)	11.2%	9.7%	8.3%	5.9%	7.1%
Non-GAAP (a) (b)	8.9%	10.5%	9.2%	9.0%	9.0%

Return on tangible common equity (annualized) – Non-GAAP (a)	28.4%	25.0%	22.1%	15.8%	19.6%
Non-GAAP adjusted (a) (b)	21.5%	25.2%	22.5%	21.7%	22.6%

Return on average assets (annualized)	1.12%	0.99%	0.90%	0.61%	0.78%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	79%	78%	79%	78%

Annualized fee revenue per employee (based on average headcount) (in thousands)	$232	$254	$235	$238	$233

Percentage of non-U.S. total revenue (c)	39%	36%	37%	37%	37%

Pre-tax operating margin (a)	26%	30%	27%	26%	22%
Non-GAAP adjusted (a) (b)	29%	32%	29%	29%	29%

Net interest margin (FTE)	1.16%	1.15%	1.20%	1.14%	1.25%

Assets under management at period end (in billions) (d)	$1,532	$1,432	$1,359	$1,532	$1,359
Assets under custody and/or administration at period end (in trillions) (e)	$27.4	$26.2	$26.4	$27.4	$26.4
Market value of securities on loan at period end (in billions) (f)	$255	$255	$251	$255	$251

Average common shares and equivalents outstanding (in thousands):
Basic	1,148,724	1,152,545	1,169,674	1,153,327	1,181,614
Diluted	1,152,679	1,155,981	1,171,534	1,156,951	1,183,309

Capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a) (g):
Standardized Approach	10.1%	9.3%	N/A	10.1%	N/A
Advanced Approach	11.1%	9.8%	9.3%	11.1%	9.3%
Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (a)	14.2%	13.2%	13.3%	14.2%	13.3%
Basel I Tier 1 capital ratio	15.8%	14.8%	15.3%	15.8%	15.3%
Basel I Total (Tier 1 plus Tier 2) capital ratio	16.8%	15.8%	16.9%	16.8%	16.9%
Basel I leverage capital ratio	5.6%	5.3%	5.6%	5.6%	5.6%
BNY Mellon shareholders’ equity to total assets ratio (a)	9.9%	10.0%	10.7%	9.9%	10.7%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.5%	9.5%	10.3%	9.5%	10.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.4%	5.8%	6.3%	6.4%	6.3%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per share amounts and unless otherwise noted)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Selected average balances:
Interest-earning assets	$271,150	$268,481	$255,228	$268,480	$243,814
Assets of operations	$329,887	$325,931	$307,919	$326,020	$297,219
Total assets	$341,750	$337,455	$318,914	$337,651	$308,459
Interest-bearing deposits	$153,547	$151,219	$138,260	$150,853	$131,418
Noninterest-bearing deposits	$72,075	$70,648	$70,230	$71,026	$66,581
Preferred stock	$1,562	$1,350	$611	$1,328	$225
Total The Bank of New York Mellon Corporation common shareholders’ equity	$34,264	$34,467	$34,522	$34,541	$34,123

Other information at period end:
Cash dividends per common share	$0.15	$0.15	$0.13	$0.43	$0.39
Common dividend payout ratio (h)	18%	21%	21%	33%	26%
Common dividend yield (annualized)	2.0%	2.1%	2.3%	1.9%	2.3%
Closing common stock price per common share	$30.19	$28.05	$22.62	$30.19	$22.62
Market capitalization	$34,674	$32,271	$26,434	$34,674	$26,434
Book value per common share – GAAP (a)	$30.82	$29.83	$30.11	$30.82	$30.11
Tangible book value per common share – Non-GAAP (a)	$13.36	$12.41	$12.59	$13.36	$12.59

Full-time employees	50,800	49,800	48,700	50,800	48,700

Common share outstanding (in thousands)	1,148,522	1,150,477	1,168,607	1,148,522	1,168,607

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a calculation of these ratios.

(b)	Non-GAAP excludes merger and integration (“M&I”), litigation, restructuring charges and the impact of the U.S. Tax Court’s decisions regarding certain foreign tax credits, if applicable.

(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at Sept. 30, 2013, $1.1 trillion at June 30, 2013 and $1.2 trillion at Sept. 30, 2012.

(f)	Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities on loan at CIBC Mellon.

(g)
At Sept. 30, 2013 and June 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our interpretation of and expectations regarding the Final Capital Rules released by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on July 2, 2013, on a fully phased-in basis. For periods prior to June 30, 2013, these ratios were estimated using our interpretation of the Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) dated June 7, 2012, on a fully phased-in basis.

(h)	The common dividend payout ratio was 24% for the first nine months of 2013 after adjusting for the impact of the U.S. Tax Court’s decisions regarding certain foreign tax credits.
N/A – Not available.

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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of Sept. 30, 2013, BNY Mellon had $27.4 trillion in assets under custody and/or administration, and $1.5 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key third quarter 2013 and subsequent events

Proposed rulemaking concerning implementation of minimum liquidity standards

On Oct. 24, 2013, the Federal Reserve approved a notice of proposed rulemaking developed jointly with the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”) regarding the U.S. implementation of the Basel III liquidity coverage ratio (the “LCR Notice”). The LCR Notice would establish a quantitative liquidity coverage ratio requirement for certain banking organizations, including BNY Mellon, designed to ensure that such organizations maintain an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. This proposal is expected to be open for comment until Jan. 31, 2014. For additional information regarding the LCR Notice, see “Recent accounting and regulatory developments - Regulatory developments”.

4 BNY Mellon

Sale of Newton’s private client business

On Sept. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, sold Newton’s private client business. Assets under management related to Newton’s private client business totaled $3 billion on Sept. 27, 2013. As a result of this sale, we recorded a pre-tax gain of $27 million and an after-tax gain of $5 million.

U.S. Tax Court ruling

As previously disclosed, the U.S. Tax Court, on Sept. 23, 2013, amended its prior ruling that disallowed certain foreign tax credits that BNY Mellon claimed for the 2001 and 2002 tax years.  The new ruling increased the interest expense that BNY Mellon could deduct as a valid business expense and excluded certain items from BNY Mellon’s taxable income for those years.  The combination of these items for all years involved and related interest, increased after-tax income in the third quarter of 2013 by $261 million, or $0.22 per diluted common share.  The U.S. Tax Court has not made a final ruling on these amounts, so there could be further adjustments in future periods.

New risk-based and leverage regulatory capital rules

In July 2013, the federal banking agencies finalized rules (the “Final Capital Rules”) revising the capital framework applicable to U.S. bank holding companies (“BHCs”) and banks. The Final Capital Rules implement Basel III and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “Dodd-Frank”) for U.S. BHCs and banks (including by redefining the components of capital and establishing higher minimum percentages for applicable capital ratios) and substantially revise the agencies’ general risk-based capital rules in a manner designed to make them more risk sensitive. The Final Capital Rules establish a graduated implementation schedule and will be principally phased-in by 2019. In general, the Final Capital Rules largely adhere to the rules as initially proposed in June 2012 and as summarized in the Company’s 2012 Annual Report. Our estimated Basel III Tier 1 common equity ratio (Non-GAAP) calculated under the Standardized Approach and based on our interpretation of and expectations regarding the Final Capital Rules, on a fully phased-in basis, was 10.1% at Sept. 30, 2013 and 9.3% at

June 30, 2013. For additional information on the Final Capital Rules, see “Capital” and “Recent accounting and regulatory developments - Regulatory developments”.

Supplementary leverage ratio proposals

The Final Capital Rules implement, among other things, for Advanced Approaches banking organizations, including the Company, a new Basel III-based supplementary leverage ratio with a minimum of 3%, to become effective Jan. 1, 2018. In addition, the Basel Committee and the U.S. banking agencies are each independently considering potential changes to the supplementary leverage ratio that, individually or taken together, could make it substantially more restrictive. In June 2013, the Basel Committee issued a consultative document proposing revisions to the supplementary leverage ratio’s denominator.

Separately, on July 9, 2013, the U.S. banking agencies proposed revisions to the supplementary leverage ratio under a notice of proposed rulemaking that would only apply to the largest U.S. BHCs and banks, including BNY Mellon. The July 9 proposal would increase the supplementary leverage requirement for affected holding companies to exceed 5%. In addition, this proposal would establish a supplementary leverage ratio “well capitalized” threshold of 6% for affected insured depository institutions under the U.S. banking agencies prompt corrective action framework, including our largest banking subsidiary, The Bank of New York Mellon.

For additional information regarding the supplementary leverage ratio proposals, see “Recent accounting and regulatory developments - Regulatory developments”.

Highlights of third quarter 2013 results

In the third quarter of 2013, we reported net income applicable to common shareholders of BNY Mellon of $967 million, or $0.82 per diluted common share, including a $261 million, or $0.22 per diluted common share, benefit related to the U.S. Tax Court’s partial reconsideration of a tax decision. These results compare with $720 million, or $0.61 per diluted common share, in the third quarter of 2012 and $833 million, or $0.71 per diluted common share, in the second quarter of 2013. The second quarter of 2013 results include an after-tax gain of $109 million,

BNY Mellon 5

or $0.09 per diluted common share, related to an equity investment.

Highlights of the third quarter 2013 include:

•
Assets under custody and/or administration (“AUC/A”) totaled $27.4 trillion at Sept. 30, 2013 compared with $26.4 trillion at Sept. 30, 2012 and $26.2 trillion at June 30, 2013. The year-over-year increase of 4% primarily reflects higher market values and net new business. See the “Investment Services business” beginning on page 22.)

•
Assets under management (“AUM”) totaled a record $1.53 trillion at Sept. 30, 2013 compared with $1.36 trillion at Sept. 30, 2012 and $1.43 trillion at June 30, 2013. The year-over-year increase of 13% primarily resulted from net new business and higher market values. (See the “Investment Management business” beginning on page 19).

•
Investment services fees increased 4% in the third quarter of 2013 compared with the third quarter of 2012. The increase was driven by higher clearing services, asset servicing, and issuer services revenue. (See the “Investment Services business” beginning on page 22).

•
Investment management and performance fees totaled $821 million in the third quarter of 2013, an increase of 5%, compared with $779 million in the third quarter of 2012. The increase was driven by higher equity market values and net new business, partially offset by the average impact of the stronger U.S. dollar. (See the “Investment Management business” beginning on page 19).

•
Foreign exchange and other trading revenue totaled $160 million in the third quarter of 2013 compared with $182 million in the third quarter of 2012. In the third quarter of 2013, foreign exchange revenue increased 27% year-over-year, driven by higher volumes and volatility. Other trading revenue decreased in the third quarter of 2013 reflecting lower fixed income trading. (See “Fee and other revenue” beginning on page 7).

•
Investment income and other revenue totaled $135 million in the third quarter of 2013 compared with $124 million in the third quarter of 2012. The increase primarily resulted from higher equity investment revenue, partially offset by lower seed capital gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $772 million in the third quarter of 2013 compared with $749 million in the third quarter of 2012. The increase was primarily driven by lower premium amortization on investment securities, higher average interest-earning assets, a change in the mix of earning assets, and lower funding costs. (See “Net interest revenue” beginning on page 11).

•
The net unrealized pre-tax gain on our total investment securities portfolio was $723 million at Sept. 30, 2013 compared with $656 million at June 30, 2013. The increase primarily reflects lower credit spreads on foreign securities. (See “Investment securities” beginning on page 30).

•
The provision for credit losses was $2 million in the third quarter of 2013 and a credit of $5 million in the the third quarter of 2012. (See “Asset quality and allowance for credit losses” beginning on page 35).

•
Noninterest expense totaled $2.8 billion in the third quarter of 2013 compared with $2.7 billion in the third quarter of 2012. The increase primarily resulted from higher staff expense. (See “Noninterest expense” beginning on page 14).

•
The benefit for income taxes totaled $2 million for the third quarter of 2013 and included a benefit of $261 million related to the U.S. Tax Court’s partial reconsideration of a tax decision. This compared with an income tax provision of $225 million (23.1% effective tax rate) in the third quarter of 2012. (See “Income taxes” on page 16).

•
At Sept. 30, 2013, our estimated Basel III Tier 1 common equity ratio (Non-GAAP) calculated under the Standard Approach, on a fully phased-in basis, was 10.1% compared with 9.3% at June 30, 2013. (See “Capital” beginning on page 44).

•	In the third quarter of 2013, we repurchased 3.9 million common shares in the open market, at an average price of $31.28 per share, for a total of $121 million.

•	From Oct. 1, 2013 through Nov. 7, 2013, we repurchased 10.0 million common shares in the open market, at an average price of $31.83 per common share for a total of $318 million.

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD13
				3Q13 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	3Q13	2Q13	3Q12	3Q12	2Q13	2013	2012	YTD12
Investment services fees:
Asset servicing (a)	$964	$988	$942	2%	(2)%	$2,921	$2,835	3%
Issuer services	322	294	311	4	10	853	837	2
Clearing services	315	321	287	10	(2)	940	899	5
Treasury services	137	139	138	(1)	(1)	417	408	2
Total investment services fees	1,738	1,742	1,678	4	—	5,131	4,979	3
Investment management and performance fees	821	848	779	5	(3)	2,491	2,321	7
Foreign exchange and other trading revenue	160	207	182	(12)	(23)	528	553	(5)
Distribution and servicing	43	45	48	(10)	(4)	137	140	(2)
Financing-related fees	44	44	46	(4)	—	129	127	2
Investment and other income	135	269	124	9	N/M	476	311	N/M
Total fee revenue	2,941	3,155	2,857	3	(7)	8,892	8,431	5
Net securities gains	22	32	22	N/M	N/M	102	112	N/M
Total fee and other revenue - GAAP	$2,963	$3,187	$2,879	3%	(7)%	$8,994	$8,543	5%

Fee revenue as a percentage of total revenue excluding net securities gains	79%	79%	78%			79%	78%

AUM at period end (in billions) (b)	$1,532	$1,432	$1,359	13%	7%	$1,532	$1,359	13%
AUC/A at period end (in trillions) (c)	$27.4	$26.2	$26.4	4%	5%	$27.4	$26.4	4%

(a)
Asset servicing fees include securities lending revenue of $35 million in the third quarter of 2013, $50 million in the second quarter of 2013, $49 million in the third quarter of 2012, $124 million in the first nine months of 2013 and $157 million in the first nine months of 2012.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at Sept. 30, 2013, $1.1 trillion at June 30, 2013 and $1.2 trillion at Sept. 30, 2012.
N/M - Not meaningful.

Fee and other revenue

Fee and other revenue totaled $3.0 billion in the third quarter of 2013, an increase of 3% year-over-year and a decrease of 7% (unannualized) sequentially. The year-over-year increase was driven by higher investment services fees and investment management and performance fees, partially offset by lower foreign exchange and other trading revenue. The sequential decrease was driven primarily by lower investment and other income, foreign exchange and other trading revenue and performance fees, partially offset by seasonally higher Depositary Receipts revenue.

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2012 and the second quarter of 2013:

•	Asset servicing fees increased 2% year-over-year and decreased 2% (unannualized) sequentially. The year-over-year increase primarily reflect higher market values, organic growth and net new business, partially offset by lower securities lending revenue which resulted from narrower spreads. The sequential decrease primarily resulted from a seasonal decrease in securities lending revenue, lower activity and lower expense reimbursements.

•
Issuer services fees increased 4% year-over-year and 10% (unannualized) sequentially. The year-over-year increase primarily reflects higher Depositary Receipts revenue, partially offset by lower money market mutual fund balances and higher money market fee waivers in Corporate Trust. The sequential increase primarily resulted from seasonally higher Depositary Receipts revenue, partially offset by lower expense reimbursements in Corporate Trust. We continue to estimate that the run-off of high margin securitizations could reduce the Company’s total annual revenue by up to one-half of 1% if the structured debt markets do not recover.

BNY Mellon 7

•
Clearing services fees increased 10% year-over-year and decreased 2% (unannualized) sequentially. The year-over-year increase was driven by higher mutual fund and asset-based fees and volumes, partially offset by higher money market fee waivers. The sequential decrease was primarily driven by seasonally lower clearance revenue reflecting a decrease in DARTs, and higher money market fee waivers.

•	Treasury services fees decreased 1% both year-over-year and (unannualized) sequentially. Both decreases primarily reflect lower cash management fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $821 million in the third quarter of 2013, an increase of 5% year-over-year and a decrease of 3% (unannualized) sequentially. The year-over-year increase was primarily driven by higher equity market values and net new business, partially offset by the average impact of the stronger U.S. dollar. The sequential decrease primarily reflects seasonally lower performance fees, partially offset by net new business and higher equity market values. Comparisons to both prior periods were negatively impacted by higher money market fee waivers. Performance fees were $10 million in both the third quarter of 2013 and the third quarter of 2012, and $33 million in the second quarter of 2013.

Total AUM for the Investment Management business was a record $1.53 trillion at Sept. 30, 2013, a 13% increase compared with the prior year and 7% increase sequentially. Both increases primarily resulted from net new business and higher market values. Long-term inflows totaled $32 billion and short-term inflows totaled $13 billion for the third quarter of 2013. Long-term inflows benefited from liability-driven investments, alternative investments and active equity and index funds.

See the “Investment Management business” in “Review of businesses” for additional details regarding the drivers of investment management and performance fees.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q13	2Q13	3Q12	2013	2012
Foreign exchange	$154	$179	$121	$482	$414
Other trading revenue:
Fixed income	(2)	12	54	18	117
Equity/other	8	16	7	28	22
Total other trading revenue	6	28	61	46	139
Total	$160	$207	$182	$528	$553

Foreign exchange and other trading revenue totaled $160 million in the third quarter of 2013, $182 million in the third quarter of 2012 and $207 million in the second quarter of 2013. In the third quarter of 2013, foreign exchange revenue totaled $154 million, an increase of 27% year-over-year and a decrease of 14% (unannualized) sequentially. The year-over-year increase primarily reflects higher volumes and volatility. The sequential decrease was primarily driven by lower volatility while volumes increased slightly. Other trading revenue was $6 million in the third quarter of 2013 compared with $61 million in the third quarter of 2012 and $28 million in the second quarter of 2013. The decrease compared with both prior periods primarily reflects lower fixed income trading revenue due to lower derivatives trading revenue. The year-over-year decrease also reflects a loss on inventory driven by higher interest rates. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

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

8 BNY Mellon

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

We typically price negotiated trades for our custody clients at a spread over either our estimation of the current market rate for a particular currency or an agreed upon third-party benchmark. With respect to our standing instruction program, we typically assign a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically price purchases of currencies at or near the low end of this range and sales of currencies at or near the high end of this range. The standing instruction program Defined Spread Offering prices transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread to an objective market source for developed and certain emerging market currencies or to a reference rate computed by BNY Mellon for other emerging market currencies. A shift by custody clients from the standing instruction program to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended Sept. 30, 2013, our total revenue for all types of foreign exchange trading transactions was $154 million, or approximately 4% of our total revenue and approximately 45% of our foreign exchange revenue, resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $43 million in the third quarter of 2013, $48 million in the third quarter of 2012 and $45 million in the second quarter of 2013. Both decreases were impacted by higher fee waivers. The year-over-year decrease also reflects the average impact of the stronger U.S. dollar.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees were $44 million in the third quarter of 2013, $46 million in the third quarter of 2012 and $44 million in the second quarter of 2013.

BNY Mellon 9

Investment and other income

Investment and other income
				Year-to-date
(in millions)	3Q13	2Q13	3Q12	2013	2012
Equity investment revenue	$48	$200	$16	$261	$17
Corporate/bank-owned life insurance	38	32	41	104	107
Asset-related gains	35	7	17	49	12
Expense reimbursements from joint venture	12	8	10	31	29
Lease residual gains	7	10	—	18	37
Seed capital gains	7	1	28	14	52
Transitional services agreements	—	4	6	9	19
Private equity gains (losses)	(2)	5	(1)	1	4
Other income (loss)	(10)	2	7	(11)	34
Total investment and other income	$135	$269	$124	$476	$311

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes revenue from equity investments, insurance contracts, asset-related gains, expense reimbursements from the joint venture, lease residual gains, seed capital gains, transitional services agreements, gains and losses on private equity investments, and other income and loss. Asset-related gains include loan, real estate and other asset dispositions. Expense reimbursements from the joint venture relate to expenses incurred by BNY Mellon on behalf of the joint venture. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Other income (loss) primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income increased $11 million compared with the third quarter of 2012 and decreased by $134 million compared with the second quarter of 2013. The sequential decrease primarily reflects a gain related to an equity investment in the second quarter of 2013, partially offset by higher asset-related gains related to the sale of Newton’s Private Client business.

Net securities gains

Net securities gains totaled $22 million in both the third quarter of 2013 and the third quarter of 2012, and $32 million in the second quarter of 2013.

Year-to-date 2013 compared with year-to-date 2012

Fee and other revenue for the first nine months of 2013 totaled $9.0 billion compared with $8.5 billion in the first nine months of 2012. The increase primarily reflects higher investment management and performance fees, investment and other income and investment services fees, partially offset by lower foreign exchange and other trading revenue.

The increase in investment management and performance fees primarily reflects higher market values, net new business and the impact of the acquisition of the remaining 50% interest in Meriten Investment Management GmbH (“Meriten”), partially offset by the stronger U.S. dollar. The increase in investment and other income primarily reflects a gain related to an equity investment. The increase in investment services fees primarily reflects increased asset servicing fees driven by organic growth and higher market values, higher mutual fund and asset-based fees and clearance revenue reflecting an increase in DARTs and higher Depositary Receipts revenue, partially offset by higher money market fee waivers and lower securities lending revenue. Net securities gains decreased $10 million in the first nine months of 2013 compared with the first nine months of 2012.

10 BNY Mellon

Net interest revenue

Net interest revenue									YTD13
				3Q13 vs.			Year-to-date		vs.
(dollars in millions)	3Q13	2Q13	3Q12	3Q12	2Q13		2013	2012	YTD12
Net interest revenue (non-FTE)	$772	$757	$749	3%	2%		$2,248	$2,248	—%
Tax equivalent adjustment	15	14	16	(6)	7		43	40	8
Net interest revenue (FTE) – Non-GAAP	787	771	765	3%	2%		2,291	2,288	—%
Average interest-earning assets	$271,150	$268,481	$255,228	6%	1%		$268,480	$243,814	10%
Net interest margin (FTE)	1.16%	1.15%	1.20%	(4) bps	1	bps	1.14%	1.25%	(11)	bps

Net interest revenue totaled $772 million in the third quarter of 2013, an increase of $23 million compared with the third quarter of 2012 and $15 million sequentially. Both increases were primarily driven by lower premium amortization on investment securities and higher average interest-earning assets. The year-over-year increase also reflects a change in the mix of earning assets and lower funding costs. Additionally the sequential increase was partially offset by a change in the mix of interest-earning assets and a decrease in the investment securities portfolio.

The net interest margin (FTE) was 1.16% in the third quarter of 2013 compared with 1.20% in the third quarter of 2012 and 1.15% in the second quarter of 2013. The year-over-year decrease in the net interest margin (FTE) primarily reflects higher average interest-earning assets and lower yields.

Year-to-date 2013 compared with year-to-date 2012

Net interest revenue totaled $2.2 billion in both the first nine months of 2013 and the first nine months of 2012. Net interest revenue was unchanged as higher average interest-earning assets and lower premium amortization on investment securities were offset by lower yields .

The net interest margin (FTE) was 1.14% in the first nine months of 2013 compared with 1.25% in the first nine months of 2012. The decline in the net interest margin (FTE) was primarily driven by higher average interest-earning assets and lower yields.

BNY Mellon 11

Average balances and interest rates	Quarter ended
	Sept. 30, 2013		June 30, 2013		Sept. 30, 2012
(dollar amounts in millions, presented on an FTE basis)	Average balances	Average rates	Average balances	Average rates	Average balances	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,597	0.66%	$42,772	0.64%	$41,201	0.96%
Interest-bearing deposits held at the Federal Reserve and other central banks	65,704	0.23	55,911	0.22	61,849	0.21
Federal funds sold and securities purchased under resale agreements	8,864	0.56	7,878	0.52	5,315	0.64
Margin loans	14,653	1.10	13,906	1.14	13,033	1.30
Non-margin loans:
Domestic offices	21,378	2.40	21,689	2.40	18,821	2.63
Foreign offices	12,225	1.31	12,318	1.32	10,574	1.61
Total non-margin loans	33,603	2.01	34,007	2.01	29,395	2.26
Securities:
U.S. government obligations	16,540	1.76	19,887	1.62	18,917	1.38
U.S. government agency obligations	45,745	2.02	47,631	1.80	41,430	1.94
State and political subdivisions – tax-exempt	6,518	2.47	6,377	2.26	5,933	2.57
Other securities	32,403	1.92	33,243	1.93	33,724	2.51
Trading securities	5,523	2.83	6,869	2.33	4,431	2.40
Total securities	106,729	2.02	114,007	1.86	104,435	2.06
Total interest-earning assets	$271,150	1.28%	$268,481	1.27%	$255,228	1.40%
Allowance for loan losses	(212)		(237)		(361)
Cash and due from banks	6,400		5,060		4,276
Other assets	52,549		52,627		48,776
Assets of consolidated investment management funds	11,863		11,524		10,995
Total assets	$341,750		$337,455		$318,914
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,509	0.20%	$5,746	0.27%	$9,004	0.16%
Savings	1,015	0.25	897	0.24	730	0.17
Demand deposits	3,117	0.08	2,437	0.09	720	0.11
Time deposits	41,546	0.04	41,706	0.04	34,193	0.07
Foreign offices	102,360	0.07	100,433	0.07	93,613	0.10
Total interest-bearing deposits	153,547	0.06	151,219	0.07	138,260	0.10
Federal funds purchased and securities sold under repurchase agreements	12,164	(0.12)	9,206	(0.28)	10,092	(0.06)
Trading liabilities	2,325	1.69	3,036	1.40	1,397	1.87
Other borrowed funds	1,047	0.35	1,385	0.20	887	1.31
Commercial paper	1,186	0.05	58	0.04	968	0.12
Payables to customers and broker-dealers	8,659	0.09	9,073	0.08	8,141	0.10
Long-term debt	19,025	1.00	19,002	0.94	19,535	1.66
Total interest-bearing liabilities	$197,953	0.16%	$192,979	0.16%	$179,280	0.28%
Total noninterest-bearing deposits	72,075		70,648		70,230
Other liabilities	24,380		26,779		23,712
Liabilities and obligations of consolidated investment management funds	10,466		10,242		9,686
Total liabilities	304,874		300,648		282,908
Temporary equity
Redeemable noncontrolling interests	196		189		134
Permanent equity
Total BNY Mellon shareholders’ equity	35,826		35,817		35,133
Noncontrolling interests	854		801		739
Total permanent equity	36,680		36,618		35,872
Total liabilities, temporary equity and permanent equity	$341,750		$337,455		$318,914
Net interest margin (FTE)		1.16%		1.15%		1.20%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2013		Sept. 30, 2012
(dollar amounts in millions, presented on an FTE basis)	Average balances	Average rates	Average balances	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,781	0.67%	$38,267	1.07%
Interest-bearing deposits held at the Federal Reserve and other central banks	61,627	0.22	61,096	0.25
Federal funds sold and securities purchased under resale agreements	8,078	0.54	5,327	0.66
Margin loans	13,973	1.14	13,089	1.29
Non-margin loans:
Domestic offices	21,475	2.39	19,534	2.54
Foreign offices	12,042	1.33	10,252	1.74
Total non-margin loans	33,517	2.01	29,786	2.26
Securities:
U.S. government obligations	18,405	1.64	17,197	1.52
U.S. government agency obligations	45,270	1.89	37,630	2.18
State and political subdivisions – tax-exempt	6,364	2.35	4,693	2.69
Other securities	33,377	1.96	33,397	2.62
Trading securities	6,088	2.51	3,332	2.55
Total securities	109,504	1.93	96,249	2.26
Total interest-earning assets	$268,480	1.27%	$243,814	1.48%
Allowance for loan losses	(237)		(378)
Cash and due from banks	5,338		4,320
Other assets	52,439		49,463
Assets of consolidated investment management funds	11,631		11,240
Total assets	$337,651		$308,459
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,656	0.24%	$7,187	0.21%
Savings	912	0.26	693	0.14
Demand deposits	2,872	0.08	370	0.17
Time deposits	40,790	0.04	33,666	0.09
Foreign offices	100,623	0.07	89,502	0.13
Total interest-bearing deposits	150,853	0.07	131,418	0.13
Federal funds purchased and securities sold under repurchase agreements	10,197	(0.17)	9,977	(0.02)
Trading liabilities	2,637	1.47	1,269	1.77
Other borrowed funds	1,195	0.46	1,502	1.17
Commercial paper	500	0.06	824	0.22
Payables to customers and broker-dealers	8,914	0.09	7,865	0.10
Long-term debt	18,969	1.05	20,051	1.71
Total interest-bearing liabilities	$193,265	0.18%	$172,906	0.32%
Total noninterest-bearing deposits	71,026		66,581
Other liabilities	26,179		23,850
Liabilities and obligations of consolidated investment management funds	10,299		9,971
Total liabilities	300,769		273,308
Temporary equity
Redeemable noncontrolling interests	187		94
Permanent equity
Total BNY Mellon shareholders’ equity	35,869		34,348
Noncontrolling interests	826		709
Total permanent equity	36,695		35,057
Total liabilities, temporary equity and permanent equity	$337,651		$308,459
Net interest margin (FTE)		1.14%		1.25%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 13

Noninterest expense

Noninterest expense								YTD13
				3Q13 vs.		Year-to-date		vs.
(dollars in millions)	3Q13	2Q13	3Q12	3Q12	2Q13	2013	2012	YTD12
Staff:
Compensation	$915	$891	$893	2%	3%	$2,691	$2,620	3%
Incentives	339	364	306	11	(7)	1,041	969	7
Employee benefits	262	254	237	11	3	765	715	7
Total staff	1,516	1,509	1,436	6	—	4,497	4,304	4
Professional, legal and other purchased services	296	317	292	1	(7)	908	900	1
Net occupancy	153	159	149	3	(4)	475	437	9
Software	147	157	127	16	(6)	444	373	19
Distribution and servicing	108	111	109	(1)	(3)	325	313	4
Furniture and equipment	79	81	81	(2)	(2)	248	249	—
Business development	63	90	60	5	(30)	221	187	18
Sub-custodian	71	77	65	9	(8)	212	205	3
Other	249	215	265	(6)	16	771	739	4
Amortization of intangible assets	81	93	95	(15)	(13)	260	288	(10)
M&I, litigation and restructuring charges	16	13	26	N/M	N/M	68	513	N/M
Total noninterest expense - GAAP	$2,779	$2,822	$2,705	3%	(2)%	$8,429	$8,508	(1)%

Total staff expense as a percentage of total revenue	40%	38%	39%			39%	39%
Full-time employees at period end	50,800	49,800	48,700	4%	2%	50,800	48,700	4%

Memo:
Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges - Non-GAAP	$2,682	$2,716	$2,584	4%	(1)%	$8,101	$7,707	5%
N/M - Not meaningful.

Total noninterest expense increased $74 million, or 3%, compared with the third quarter of 2012 and decreased $43 million, or 2% (unannualized) compared with the second quarter of 2013. Excluding amortization of intangible assets, merger and integration (“M&I”), litigation and restructuring charges, noninterest expense increased 4% year-over-year and decreased 1% (unannualized) sequentially. The year-over-year increase primarily resulted from higher staff expense.

We continue to invest in our Compliance, Risk and control functions in light of increasing regulatory requirements. Accordingly, our expenses are continuing to increase in those areas as a result of the need to hire additional staff and advisors and to enhance our technology platforms.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 57% of total noninterest expense in the third quarter of 2013, 56% in both the third quarter of 2012 and second quarter of 2013, excluding amortization of intangible assets and M&I, litigation and restructuring charges.

Staff expense was $1.5 billion in the third quarter of 2013, an increase of 6% compared with the third quarter of 2012 and unchanged compared with the second quarter of 2013. Both comparisons were impacted by the annual employee merit increase. The year-over-year increase also reflects higher incentive and employee benefit expenses. The sequential comparison also reflects a decrease in incentives.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges, totaled $1.2 billion in the third quarter of 2013, an increase of 2% compared with the third quarter of 2012 and a decrease of 3% (unannualized) compared with the second quarter of 2013. The year-over-year increase primarily reflects higher software, sub-custodian, professional, legal and other purchased services and net occupancy expenses, partially offset by the cost of generating certain tax credits in the third quarter of 2012. The

14 BNY Mellon

sequential decrease primarily reflects lower business development and professional, legal and other purchased services expenses as well as lower expense reimbursements, partially offset by a reduction in the reserve for administrative errors in certain offshore tax-exempt funds recorded in the second quarter of 2013.

The financial services industry has seen a continuing increase in the level of litigation and enforcement activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels.

For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

Year-to-date 2013 compared with year-to-date 2012

Noninterest expense in the first nine months of 2013 decreased $79 million, or 1%, compared with the first nine months of 2012. The decrease primarily reflects lower litigation charges, partially offset by higher staff, software, net occupancy and business development expenses and the impact of the Meriten acquisition.

Operational Excellence Initiatives update

Expense initiatives (pre-tax)					Original annualized
	Program savings				targeted savings by
(dollar amounts in millions)	FY12	1Q13	2Q13	3Q13	the end of 2013 (a)
Business operations	$238	$84	$93	$103	$310	-	$320
Technology	82	27	30	36	$105	-	$110
Corporate services	77	26	27	31	$85	-	$90
Gross savings (b)	$397	$137	$150	$170	$500	-	$520

Incremental program expenses to achieve goals (c)	$88	$16	$11	$11	$70	-	$90

(a)	Original target established at the inception of the program in 2011.

(b)	Represents the estimated pre-tax run rate expense savings since program inception in 2011. Total Company actual operating expense may increase or decrease due to other factors.

(c)
Program costs include incremental costs to plan and execute the programs including dedicated program managers, consultants, severance and other costs. These costs will fluctuate by quarter. Program costs may include restructuring expenses, where applicable.

During the first nine months of 2013, we accomplished the following Operational Excellence Initiatives:

•	Continued global footprint position migrations. Lowered operating costs as we continued job migrations to the new Eastern European Global Delivery Center and our existing Global Delivery Centers.

•	Enhanced procurement process to reduce operating expenses.

•	Realized savings from business restructuring, management rationalization and vendor management in Investment Services.

•	Realized savings from reengineering activities relating to Investment Boutique restructurings and Dreyfus back office operations consolidation.

•	Realized savings from continued insourcing of third party contract developers to our Global Delivery Centers as well as other staffing efficiencies in the Technology organization.

•	Consolidated offices and reduced real estate by an additional 180,000 square feet, primarily in the New York Metro region.

BNY Mellon 15

Income taxes

Income taxes were a $2 million benefit in the third quarter of 2013 and included a benefit of $261 million related to the U.S. Tax Court’s partial reconsideration of its original tax decision on Feb. 11, 2013 disallowing certain foreign tax credits. Excluding the impact of the partial reconsideration, the effective tax rate on an operating basis (Non-GAAP) was 26.3% in the third quarter of 2013. The provision for income taxes and effective tax rate were $225 million and 23.1%, respectively, in the third quarter of 2012 and $321 million and 26.6%, respectively, in the second quarter of 2013. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for additional information.

We expect the effective tax rate to be approximately 26% in the fourth quarter of 2013.

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

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. Internal crediting rates for deposits are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. In the third quarter of 2013, lower internal crediting rates were applied to deposits in the Investment Management and Investment Services businesses. There was no impact to our consolidated financial results.

The results of our businesses may be influenced by client activities that vary by quarter. In the second quarter, we typically experience an increase in securities lending fees due to an increase in demand to borrow securities outside of the United States. In the third quarter, Depositary Receipts revenue is typically higher due to an increased level of client dividend payments paid in the quarter. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The following table presents the value of certain market indices at period end and on an average basis.

Market indices										YTD13 vs. YTD12
						3Q13 vs.		Year-to-date
	3Q12	4Q12	1Q13	2Q13	3Q13	3Q12	2Q13	2013	2012
S&P 500 Index (a)	1441	1426	1569	1606	1682	17%	5%	1682	1441	17%
S&P 500 Index – daily average	1400	1419	1513	1609	1674	20	4	1600	1366	17
FTSE 100 Index (a)	5742	5898	6412	6215	6462	13	4	6462	5742	13
FTSE 100 Index – daily average	5742	5842	6294	6438	6525	14	1	6422	5708	13
MSCI World Index (a)	1312	1339	1435	1434	1544	18	8	1544	1312	18
MSCI World Index – daily average	1273	1312	1404	1463	1510	19	3	1460	1258	16
Barclays Capital Aggregate BondSM Index (a)	368	366	356	343	356	(3)	4	356	368	(3)
NYSE and NASDAQ share volume (in billions)	173	174	174	186	166	(4)	(11)	526	550	(4)
JPMorgan G7 Volatility Index – daily average (b)	8.70	7.56	9.02	9.84	9.72	12	(1)	9.53	9.80	(3)

(a)	Period end.

(b)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.

16 BNY Mellon

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

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$920	(a)	$1,947	$120	$2,987	(a)
Net interest revenue	67		619	86	772
Total revenue	987		2,566	206	3,759
Provision for credit losses	—		—	2	2
Noninterest expense	732		1,812	235	2,779
Income (loss) before taxes	$255	(a)	$754	$(31)	$978	(a)
Pre-tax operating margin (b)	26%		29%	N/M	26%
Average assets	$38,690		$246,254	$56,806	$341,750
Excluding amortization of intangible assets:
Noninterest expense	$697		$1,766	$235	$2,698
Income (loss) before taxes	290	(a)	800	(31)	1,059	(a)
Pre-tax operating margin (b)	29%		31%	N/M	28%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $32 million, net of noncontrolling interests of $8 million, for a net impact of $24 million. Income before taxes includes noncontrolling interests of $8 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$922	(a)	$1,971	$320	$3,213	(a)
Net interest revenue	63		633	61	757
Total revenue	985		2,604	381	3,970
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	713		1,880	229	2,822
Income before taxes	$272	(a)	$724	$171	$1,167	(a)
Pre-tax operating margin (b)	28%		28%	N/M	29%
Average assets	$37,953		$244,803	$54,699	$337,455
Excluding amortization of intangible assets:
Noninterest expense	$674		$1,826	$229	$2,729
Income before taxes	311	(a)	778	171	1,260	(a)
Pre-tax operating margin (b)	31%		30%	N/M	32%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes includes noncontrolling interests of $39 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

For the quarter ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$869	(a)	$1,876	$156	$2,901	(a)
Net interest revenue	51		608	90	749
Total revenue	920		2,484	246	3,650
Provision for credit losses	—		(4)	(1)	(5)
Noninterest expense	692		1,779	234	2,705
Income before taxes	$228	(a)	$709	$13	$950	(a)
Pre-tax operating margin (b)	25%		29%	N/M	26%
Average assets	$35,285		$224,987	$58,642	$318,914
Excluding amortization of intangible assets:
Noninterest expense	$644		$1,732	$234	$2,610
Income before taxes	276	(a)	756	13	1,045	(a)
Pre-tax operating margin (b)	30%		30%	N/M	29%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $47 million, net of noncontrolling interests of $25 million, for a net impact of $22 million. Income before taxes includes noncontrolling interests of $25 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,733	(a)	$5,780	$565	$9,078	(a)
Net interest revenue	192		1,905	151	2,248
Total revenue	2,925		7,685	716	11,326
Provision for credit losses	—		1	(42)	(41)
Noninterest expense	2,188		5,535	706	8,429
Income before taxes	$737	(a)	$2,149	$52	$2,938	(a)
Pre-tax operating margin (b)	25%		28%	N/M	26%
Average assets	$38,461		$243,770	$55,420	$337,651
Excluding amortization of intangible assets:
Noninterest expense	$2,075		$5,388	$706	$8,169
Income before taxes	850	(a)	2,296	52	3,198	(a)
Pre-tax operating margin (b)	29%		30%	N/M	28%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $63 million, for a net impact of $84 million. Income before taxes includes noncontrolling interests of $63 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,576	(a)	$5,606	$443	$8,625	(a)
Net interest revenue	158		1,857	233	2,248
Total revenue	2,734		7,463	676	10,873
Provision for credit losses	—		(2)	(17)	(19)
Noninterest expense	2,050		5,755	703	8,508
Income (loss) before taxes	$684	(a)	$1,710	$(10)	$2,384	(a)
Pre-tax operating margin (b)	25%		23%	N/M	22%
Average assets	$35,665		$216,579	$56,215	$308,459
Excluding amortization of intangible assets:
Noninterest expense	$1,906		$5,611	$703	$8,220
Income (loss) before taxes	828	(a)	1,854	(10)	2,672	(a)
Pre-tax operating margin (b)	30%		25%	N/M	25%

(a)
Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $65 million, for a net impact of $82 million. Income before taxes includes noncontrolling interests of $65 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

18 BNY Mellon

Investment Management business

										YTD13
(dollar amounts in millions)						3Q13 vs.		Year-to-date		vs.
	3Q12	4Q12	1Q13	2Q13	3Q13	3Q12	2Q13	2013	2012	YTD12
Revenue:
Investment management fees:
Mutual funds	$283	$293	$295	$295	$289	2%	(2)%	$879	$813	8%
Institutional clients	334	349	355	360	362	8	1	1,077	977	10
Wealth management	154	157	161	165	164	6	(1)	490	464	6
Investment management fees	771	799	811	820	815	6	(1)	2,446	2,254	9
Performance fees	10	57	15	33	10	—	N/M	58	80	(28)
Distribution and servicing	47	50	46	44	41	(13)	(7)	131	137	(4)
Other (a)	41	25	19	25	54	N/M	N/M	98	105	(7)
Total fee and other revenue (a)	869	931	891	922	920	6	—	2,733	2,576	6
Net interest revenue	51	56	62	63	67	31	6	192	158	22
Total revenue	920	987	953	985	987	7	—	2,925	2,734	7
Noninterest expense (ex. amortization of intangible assets)	644	713	704	674	697	8	3	2,075	1,906	9
Income before taxes (ex. amortization of intangible assets)	276	274	249	311	290	5	(7)	850	828	3
Amortization of intangible assets	48	48	39	39	35	(27)	(10)	113	144	(22)
Income before taxes	$228	$226	$210	$272	$255	12%	(6)%	$737	$684	8%

Pre-tax operating margin	25%	23%	22%	28%	26%			25%	25%
Pre-tax operating margin (ex. amortization of intangible assets and net of distribution and servicing expense) (b)	34%	31%	29%	36%	33%			33%	34%
Wealth management:
Average loans	$8,122	$8,478	$8,972	$9,253	$9,453	16%	2%	$9,228	$7,773	19%
Average deposits	$10,882	$12,332	$13,646	$13,306	$13,898	28%	4%	$13,618	$10,968	24%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52. Additionally, other revenue includes asset servicing and treasury services revenue.

(b)
Distribution and servicing expense is netted with the distribution and servicing revenue for the purpose of this calculation of pre-tax operating margin. Distribution and servicing expense totaled $107 million, $106 million, $104 million, $110 million, $107 million, $321 million and $309 million for each of the periods presented above, respectively.

N/M - Not meaningful.

BNY Mellon 19

AUM trends (a)						3Q13 vs.
(dollar amounts in billions)	3Q12	4Q12	1Q13	2Q13	3Q13	3Q12	2Q13
AUM at period end, by product type:
Equity securities	$446	$451	$487	$493	$530	19%	8%
Fixed income securities (b)	506	532	559	558	602	19%	8%
Money market	307	302	278	277	292	(5)%	5%
Alternative investments and overlay	100	101	105	104	108	8%	4%
Total AUM	$1,359	$1,386	$1,429	$1,432	$1,532	13%	7%

AUM at period end, by client type:
Institutional	$883	$894	$939	$969	$1,041	18%	7%
Mutual funds	398	411	405	378	407	2%	8%
Private client	78	81	85	85	84	8%	(1)%
Total AUM	$1,359	$1,386	$1,429	$1,432	$1,532	13%	7%

Changes in AUM:
Beginning balance of AUM	$1,299	$1,359	$1,386	$1,429	$1,432
Net inflows (outflows):
Long-term	9	14	40	21	32
Money market	9	(6)	(13)	(1)	13
Total net inflows (outflows)	18	8	27	20	45
Net market/currency impact	42	19	16	(17)	55
Ending balance of AUM	$1,359	$1,386	$1,429	$1,432	$1,532	13%	7%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes liability-driven investments.

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques, wealth management business and global distribution companies. See page 22 of our 2012 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.53 trillion at Sept. 30, 2013 compared with $1.36 trillion at Sept. 30, 2012 and $1.43 trillion at June 30, 2013. Both increases primarily resulted from net new business and higher market values. Net long-term inflows were $32 billion in the third quarter of 2013 and benefited from liability driven investments, alternative investments and active equity and index funds. Net short-term inflows were $13 billion in the third quarter of 2013.

Revenue generated in the Investment Management business included 46% from non-U.S. sources in the third quarter of 2013 compared with 44% in the third quarter of 2012 and 47% in the second quarter of 2013.

In the third quarter of 2013, Investment Management had pre-tax income of $255 million compared with $228 million in the third quarter of 2012 and $272 million in the second quarter of 2013. Excluding amortization of intangible assets, pre-tax income was $290 million in the third quarter of 2013 compared with $276 million in the third quarter of 2012 and $311 million in the second quarter of 2013. The year-over-year increase primarily reflects higher equity market values, the pre-tax gain on the sale of Newton’s private client business and net new business, partially offset by higher incentive expense driven by improved results, higher money market fee waivers and the average impact of the stronger U.S. dollar. The sequential decrease primarily reflects a reduction in the reserve for administrative errors in certain offshore tax-exempt funds recorded in the second quarter of 2013 and seasonally lower performance fees, partially offset by the pre-tax gain on the sale of Newton’s private client business, higher equity market values and net new business.

Investment management fees in the Investment Management business were $815 million in the third quarter of 2013 compared with $771 million in the third quarter of 2012 and $820 million in the second quarter of 2013. The year-over-year increase was primarily driven by higher equity market values, net new business and the impact of the Meriten acquisition, partially offset by higher money market fee waivers and the average impact of the stronger

20 BNY Mellon

U.S. dollar. The sequential decrease was primarily driven by higher money market fee waivers, partially offset by higher equity market values and net new business.

Performance fees were $10 million in the third quarter of 2013 compared with $10 million in the third quarter of 2012 and $33 million in the second quarter of 2013. The sequential decrease was due to seasonality.

In the third quarter of 2013, 35% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $289 million in the third quarter of 2013 compared with $283 million in the third quarter of 2012 and $295 million in the second quarter of 2013. The increase compared with the third quarter of 2012 primarily resulted from higher equity market values and net new business. The decrease compared with the second quarter of 2013 primarily resulted from higher money market fee waivers.

Other fee revenue was $54 million in the third quarter of 2013 compared with $41 million in the third quarter of 2012 and $25 million in the second quarter of 2012. Both increases resulted from the pre-tax gain on the sale of Newton’s private client business.

Net interest revenue was $67 million in the third quarter of 2013 compared with $51 million in the third quarter of 2012 and $63 million in the second quarter of 2013. Both the year-over-year and sequential increases resulted from higher average loans and deposits. Average loans increased 16% year-over-year and 2% sequentially, while average deposits increased 28% year-over-year and 4% sequentially.

Noninterest expense excluding amortization of intangible assets was $697 million in the third quarter of 2013 compared with $644 million in the third quarter of 2012 and $674 million in the second quarter of 2013. Both increases reflect the annual employee merit increase. The year-over-year increase also reflects higher incentive expense driven by improved results, and the impact of the Meriten acquisition. The sequential increase reflects a reduction in the reserve for administrative errors in certain offshore tax-exempt funds recorded in the second quarter of 2013, partially offset by lower incentive and distribution and servicing expenses.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $737 million in the first nine months of 2013 compared with $684 million in the first nine months of 2012. Income before taxes (excluding intangible amortization) was $850 million in the first nine months of 2013 compared with $828 million in the first nine months of 2012. Fee and other revenue increased $157 million compared to the first nine months of 2012, primarily due to higher equity market values, net new business and the impact of the Meriten acquisition, partially offset by higher money market fee waivers, lower performance fees, lower seed capital gains, and the average impact of the stronger U.S. dollar. Net interest revenue increased $34 million compared to the first nine months of 2012 primarily as a result of higher average loan and deposit levels. Noninterest expense (excluding intangible amortization) increased $169 million compared to the first nine months of 2012, primarily due to higher incentives driven by improved results, the impact of the Meriten acquisition, and the annual employee merit increase.

BNY Mellon 21

Investment Services business

										YTD13
(dollar amounts in millions, unless otherwise noted)						3Q13 vs.		Year-to-date		vs.
	3Q12	4Q12	1Q13	2Q13	3Q13	3Q12	2Q13	2013	2012	YTD12
Revenue:
Investment services fees:
Asset servicing	$913	$916	$943	$961	$939	3%	(2)%	$2,843	$2,747	3%
Issuer services	310	213	236	294	321	4	9	851	836	2
Clearing services	287	294	304	321	315	10	(2)	940	899	5
Treasury services	131	136	137	135	135	3	—	407	391	4
Total investment services fees	1,641	1,559	1,620	1,711	1,710	4	—	5,041	4,873	3
Foreign exchange and other trading revenue	158	128	172	194	173	9	(11)	539	513	5
Other (a)	77	75	70	66	64	(17)	(3)	200	220	(9)
Total fee and other revenue (a)	1,876	1,762	1,862	1,971	1,947	4	(1)	5,780	5,606	3
Net interest revenue	608	583	653	633	619	2	(2)	1,905	1,857	3
Total revenue	2,484	2,345	2,515	2,604	2,566	3	(1)	7,685	7,463	3
Provision for credit losses	(4)	—	1	—	—	N/M	N/M	1	(2)	N/M
Noninterest expense (ex. amortization of intangible assets)	1,732	1,769	1,796	1,826	1,766	2	(3)	5,388	5,611	(4)
Income before taxes (ex. amortization of intangible assets)	756	576	718	778	800	6	3	2,296	1,854	24
Amortization of intangible assets	47	48	47	54	46	(2)	(15)	147	144	2
Income before taxes	$709	$528	$671	$724	$754	6%	4%	$2,149	$1,710	26%

Pre-tax operating margin	29%	23%	27%	28%	29%			28%	23%
Pre-tax operating margin (ex. amortization of intangible assets)	30%	25%	29%	30%	31%			30%	25%
Investment services fees as a percentage of noninterest expense (b)	96%	90%	92%	94%	97%			94%	94%

Securities lending revenue	$37	$31	$31	$39	$26	(30)%	(33)%	$96	$124	(23)%

Metrics:
Average loans	$24,917	$24,868	$26,697	$27,814	$27,865	12%	—%	$27,463	$25,716	7%
Average deposits	$188,743	$204,164	$200,221	$204,499	$206,068	9%	1%	$203,618	$179,154	14%

AUC/A at period end (in trillions) (c)	$26.4	$26.3	$26.3	$26.2	$27.4	4%	5%
Market value of securities on loan at period end (in billions) (d)	$251	$237	$244	$255	$255	2%	—%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$522	$190	$205	$201	$110

Depositary Receipts:
Number of sponsored programs	1,393	1,379	1,359	1,349	1,350	(3)%	—%

Clearing services:
Global DARTS volume (in thousands) (e)	168	181	213	217	212	26%	(2)%
Average active clearing accounts (U.S. platform) (in thousands)	5,447	5,489	5,552	5,591	5,622	3%	1%
Average long-term mutual fund assets (U.S. platform)	$323,289	$334,883	$357,647	$371,196	$377,131	17%	2%
Average investor margin loans (U.S. platform)	$7,922	$7,987	$8,212	$8,235	$8,845	12%	7%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,005	$2,113	$2,070	$2,037	$1,952	(3)%	(4)%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets, support agreement charges and litigation expense.

(c)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at Sept. 30, 2012, $1.1 trillion at Dec. 31, 2012, $1.2 trillion at March 31, 2013, $1.1 trillion at June 30, 2013 and $1.2 trillion at Sept. 30, 2013.

(d)	Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities on loan at CIBC Mellon.

(e)	Reflects revisions of prior periods which were not material. Represents DARTs occurring in our Clearing Services business only.

22 BNY Mellon

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, collateral services, alternative investment services, corporate trust and depositary receipt services, as well as clearing services and global payment/working capital solutions to institutional clients.

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors; and hedge fund managers. We help our clients service their financial assets through a network of offices and operations centers in 35 countries across six continents.

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

We are one of the leading global securities servicing providers with $27.4 trillion of assets under custody and/or administration at Sept. 30, 2013. We are the largest custodian for U.S. corporate and public pension plans and we service 46% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving demand for new products and services among clients.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We clear and settle equity and fixed income transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 17 of the 21 primary dealers. We are a leader in servicing tri-party repo collateral with approximately $2 trillion globally. We currently service approximately $1.3 trillion of the $1.6 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party agent services to dealers and cash investors active in the tri-party repurchase, or tri-party repo, market. We currently have an approximately 83% market share of the U.S. tri-party repo market. As a tri-party repo agent, we facilitate settlement between dealers (cash borrowers) and investors (cash lenders). Our involvement in a transaction commences after a dealer and a cash investor agree to a tri-party repo trade and send instructions to us. We maintain custody of the collateral (the subject securities of the repo) and execute the payment and delivery instructions agreed to and provided by the principals.

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

Since May 2010, the Federal Reserve Bank of New York has released monthly reports on the tri-party repo market, including information on aggregate volumes of collateral used in all tri-party repo transactions by asset class, concentrations, and margin levels, which are available at http://www.newyorkfed.org/banking/tpr_infr_reform.html.

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

We serve as depositary for 1,350 sponsored American and global depositary receipt programs at Sept. 30, 2013, acting in partnership with leading companies from 64 countries - an estimated 61% global market share.

Pershing and its affiliates provide business solutions to approximately 1,600 financial organizations globally by delivering dependable operational support; robust trading services; flexible technology; and an expansive array of investment solutions, practice management support and service excellence.

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

Review of financial results

AUC/A at Sept. 30, 2013 were $27.4 trillion, an increase of 4% from $26.4 trillion at Sept. 30, 2012 and 5% from $26.2 trillion at June 30, 2013. The year-over-year increase was primarily driven by higher market values and net new business. The sequential increase primarily reflects higher market values and the positive impact of foreign currency rates. AUC/A were comprised of 35% equity securities and 65% fixed income securities at Sept. 30, 2013 and 34% equity securities and 66% fixed income securities at June 30, 2013.

Income before taxes was $754 million in the third quarter of 2013 compared with $709 million in the third quarter of 2012 and $724 million in the second quarter of 2013. Income before taxes, excluding amortization of intangible assets, was $800 million in the third quarter of 2013 compared with $756 million in the third quarter of 2012 and $778 million in the second quarter of 2013. The increase compared with the third quarter of 2012 primarily reflects increased core asset servicing and clearing services fees and higher Depositary Receipts revenue. The increase sequentially was driven by seasonably higher Depositary Receipts revenue and a decrease in noninterest expense.

Revenue generated in the Investment Services business included 36% from non-U.S. sources in the third quarter of 2013 compared with 37% in the third quarter of 2012 and 36% in the second quarter of 2013.

24 BNY Mellon

Investment services fees increased $69 million, or 4%, in the third quarter of 2013 compared with the third quarter of 2012 and were flat compared with the second quarter of 2013, reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and global collateral services) were $939 million in the third quarter of 2013 compared with $913 million in the third quarter of 2012 and $961 million in the second quarter of 2013. The year-over-year increase primarily reflects higher core asset servicing fees driven by higher market values, organic growth and net new business, partially offset by lower securities lending revenue which resulted from narrower spreads. The sequential decrease primarily resulted from a seasonal decrease in securities lending revenue, lower activity and lower expense reimbursements.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $321 million in the third quarter of 2013, compared with $310 million in the third quarter of 2012 and $294 million in the second quarter of 2013. The year-over-year increase primarily resulted from higher Depositary Receipts revenue, partially offset by lower money market mutual fund balances and higher money market fee waivers in Corporate Trust. The sequential increase primarily resulted from seasonally higher Depositary Receipts revenue, partially offset by lower expense reimbursements in Corporate Trust.

•
Clearing services fees were $315 million in the third quarter of 2013 compared with $287 million in the third quarter of 2012 and $321 million in the second quarter of 2013. The year-over-year increase was driven by higher mutual fund and asset-based fees and volumes, partially offset by higher money market fee waivers. The sequential decrease was primarily driven by lower clearance revenue reflecting a seasonal decrease in DARTs, and higher money market fee waivers.

•
Treasury services fees were $135 million in the third quarter of 2013 compared with $131 million in the third quarter of 2012 and $135 million in the second quarter of 2013. The year-over-year increase primarily reflects higher cash management fees.

Foreign exchange and other trading revenue totaled $173 million in the third quarter of 2013, compared with $158 million in the third quarter of 2012 and $194 million in the second quarter of 2013. The year-over-year increase was primarily driven by higher volumes and volatility. The sequential decrease primarily reflects lower volatility while volumes increased slightly.

Net interest revenue was $619 million in the third quarter of 2013 compared with $608 million in the third quarter of 2012 and $633 million in the second quarter of 2013. The year-over-year increase primarily reflects higher average loans and deposits. The sequential decrease primarily reflects lower internal crediting rates on deposits in the third quarter of 2013.

Noninterest expense, excluding amortization of intangible assets, was $1.8 billion in the third quarter of 2013, compared with $1.7 billion in the third quarter of 2012 and $1.8 billion in the second quarter of 2013. The year-over-year increase primarily resulted from higher software, sub-custodian and litigation expenses and impact of the annual employee merit increase. The sequential decrease was primarily driven by lower incentive, legal and sub-custodian expenses and lower expense reimbursements, partially offset by the annual employee merit increase.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $2.1 billion in the first nine months of 2013 compared with $1.7 billion in the first nine months of 2012. Excluding intangible amortization, income before taxes increased $442 million. Fee and other revenue increased $174 million reflecting increased core asset servicing fees driven by organic growth and higher market values, higher mutual fund and asset-based fees and clearance revenue reflecting an increase in DARTs, higher foreign exchange and other trading revenue and higher Depositary Receipts revenue, partially offset by higher money market fee waivers and lower securities lending revenue. The $48 million increase in net interest revenue primarily reflects higher average deposits and loans. Noninterest expense (excluding intangible amortization) decreased $223 million primarily due to lower litigation expense, partially offset by higher staff and volume-related expenses.

BNY Mellon 25

Other segment

						Year-to-date
(dollars in millions)	3Q12	4Q12	1Q13	2Q13	3Q13	2013	2012
Revenue:
Fee and other revenue	$156	$188	$125	$320	$120	$565	$443
Net interest revenue	90	86	4	61	86	151	233
Total revenue	246	274	129	381	206	716	676
Provision for credit losses	(1)	(61)	(25)	(19)	2	(42)	(17)
Noninterest expense (ex. M&I and restructuring charges)	221	220	237	226	221	684	659
Income (loss) before taxes (ex. M&I and restructuring charges)	26	115	(83)	174	(17)	74	34
M&I and restructuring charges	13	27	5	3	14	22	44
Income (loss) before taxes	$13	$88	$(88)	$171	$(31)	$52	$(10)
Average loans and leases	$9,389	$10,267	$10,610	$10,846	$10,938	$10,799	$9,386

See pages 27 and 28 of our 2012 Annual Report for a description of the Other segment.

Review of financial results

The Other segment had a pre-tax loss of $31 million in the third quarter of 2013 compared with pre-tax gains of $13 million in the third quarter of 2012 and $171 million in the second quarter of 2013.

Total fee and other revenue decreased $36 million compared with the third quarter of 2012 and $200 million compared with the second quarter of 2013. The sequential decrease primarily resulted from a gain related to an equity investment that was recorded in the second quarter of 2013. Both decreases reflect lower fixed income trading revenue in the third quarter of 2013.

Net interest revenue decreased $4 million compared with the third quarter of 2012 and increased $25 million compared with the second quarter of 2013. The sequential increase reflects lower internal crediting rates to the businesses for deposits in the third quarter of 2013.

The provision for credit losses was $2 million in the third quarter of 2013 primarily driven by growth in our total exposure.

Noninterest expense (excluding M&I and restructuring charges) was unchanged compared with the third quarter of 2012 and decreased $5 million compared with the second quarter of 2013. On a sequential basis, lower business development and professional, legal and other purchased services expenses were primarily offset by higher staff expenses.

Year-to-date 2013 compared with year-to-date 2012

Income before taxes totaled $52 million in the first nine months of 2013 compared with a pre-tax loss of $10 million in the first nine months of 2012. Total revenue increased $40 million primarily reflecting the gain related to our ConvergEx equity investment, partially offset by lower net interest revenue and lower fixed income trading revenue. The provision for credit losses was a credit of $42 million in the first nine months of 2013 compared with a credit of $17 million in the first nine months of 2012. The decrease in the provision was primarily driven by the continued improvement in the credit quality of the loan portfolio. Noninterest expenses (excluding M&I and restructuring charges) increased $25 million, reflecting higher staff and net occupancy expenses, as well as higher business development expenses related to our corporate branding initiatives.

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

26 BNY Mellon

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

Consolidated balance sheet review

At Sept. 30, 2013, total assets were $372 billion compared with $359 billion at Dec. 31, 2012. Total assets averaged $342 billion in the third quarter of 2013 compared with $319 billion in the third quarter of 2012 and $337 billion in the second quarter of 2013. Fluctuations in the average total assets were primarily driven by the level of client deposits. Deposits totaled $256 billion at Sept. 30, 2013, and $246 billion at Dec. 31, 2012. Total deposits averaged $226 billion in the third quarter of 2013, $208 billion in the third quarter of 2012 and $222 billion in the second quarter of 2013. At Sept. 30, 2013, total interest-bearing deposits were 56% of total interest-earning assets compared with 52% at Dec. 31, 2012.

At Sept. 30, 2013, we had $51 billion of liquid funds and $102 billion of cash (including $96 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $153 billion of available funds. This compares with available funds of $145 billion at Dec. 31, 2012. The increase in available funds resulted from an increase in client deposits. Our percentage of available funds to total assets was 41% at Sept. 30, 2013 compared with 40% at Dec. 31, 2012. Of the $51 billion in liquid funds held at Sept. 30, 2013, $41 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 66 days. Of the $41 billion, $7 billion was placed with banks in the Eurozone.

Investment securities were $97 billion, or 26% of total assets at Sept. 30, 2013, compared with $101 billion, or 28% of total assets at Dec. 31, 2012. The decrease primarily reflects a lower level of investments in U.S. Treasury securities and a decrease in the unrealized gain on our investment securities, partially offset by a larger investment in agency RMBS.

Trading assets were $12 billion at Sept. 30, 2013 compared with $9 billion at Dec. 31, 2012. The increase in trading assets resulted from a higher level of securities inventory, primarily U.S. Treasury securities, Agency RMBS and U.S. equity securities, as we expand our broker-dealer business.

Loans were $50 billion or 13% of total assets at Sept. 30, 2013, compared with $47 billion or 13% of total assets at Dec. 31, 2012. The increase in loan levels primarily reflects higher margin loans and loans in the financial institutions portfolio.

Long-term debt totaled $18.9 billion at Sept. 30, 2013 and 18.5 billion at Dec. 31, 2012. The Parent issued $2.7 billion of senior debt in the first nine months of 2013, which was partially offset by $1.5 billion of maturities, a decrease in the fair value of hedged long-term debt and $300 million of repayments of trust preferred securities.

Total The Bank of New York Mellon Corporation’s shareholders’ equity was $37.0 billion at Sept. 30, 2013 and $36.4 billion at Dec. 31, 2012. The increase primarily reflects earnings retention and the issuance of noncumulative perpetual preferred stock in the second quarter of 2013, partially offset by a decline in the value of the investment securities portfolio and share repurchases.

Exposure in Ireland, Italy, Spain, Portugal and Greece

The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at Sept. 30, 2013 and Dec. 31, 2012. We have provided expanded disclosure on these countries as they have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded

BNY Mellon 27

from this presentation. The liabilities of consolidated investment management funds represent the interest of the noteholders of the funds and are solely dependent on the value of the assets. Any loss in the value of assets of consolidated investment management funds would be incurred by the fund’s noteholders.

At Sept. 30, 2013, BNY Mellon had exposure of less than $1 million in Portugal and in Greece. At Dec. 31, 2012, BNY Mellon had exposure of less than $1 million in Portugal and no exposure in Greece.

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

On- and off-balance sheet exposure at Sept. 30, 2013
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Interest-bearing deposits with banks (a)	$105	$456	$203	$764
Investment securities (primarily European Floating Rate Notes) (b)	167	112	—	279
Loans and leases (c)	781	8	6	795
Trading assets (d)	69	23	9	101
Total gross on-balance sheet exposure	1,122	599	218	1,939
Less:
Collateral	87	23	6	116
Guarantees	—	2	1	3
Total collateral and guarantees	87	25	7	119
Total net on-balance sheet exposure	$1,035	$574	$211	$1,820
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$111	$—	$—	$111
Letters of credit (f)	74	4	14	92
Total gross off-balance sheet exposure	185	4	14	203
Less:
Collateral	100	—	14	114
Total net off-balance sheet exposure	$85	$4	$—	$89
Total exposure:
Total gross on- and off-balance sheet exposure	$1,307	$603	$232	$2,142
Less: Total collateral and guarantees	187	25	21	233
Total net on- and off-balance sheet exposure	$1,120	$578	$211	$1,909

(a)
Interest-bearing deposits with banks represent a $104 million placement with an Irish subsidiary of a UK holding company, $201 million of placements with financial institutions in Italy, $200 million of placements with a financial institution in Spain and $259 million of nostro accounts related to our custody activities located in Italy, Spain and Ireland.

(b)
Represents $256 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, of which 44% were investment grade, and $23 million, fair value, of investment grade asset-backed collateralized loan obligations (“CLOs”) located in Ireland.

(c)
Loans and leases include $701 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $69 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries, $11 million of loans to financial institutions located in Ireland, which were collateralized by $10 million of marketable securities, $6 million of overdrafts to financial institutions located in Italy, $5 million of overdrafts to financial institutions located in Spain and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $69 million of receivables primarily due from Irish-domiciled investment funds and $32 million of receivables due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $8 million in Ireland, $23 million in Italy and $4 million in Spain. Trading assets located in Spain are also collateralized by $2 million of U.S. Treasuries.

(e)
Lending-related commitments include $101 million to an insurance company, collateralized by $25 million of marketable securities, and $10 million to an oil and gas company, fully collateralized by receivables.

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	June 30, 2013		3Q13 change in unrealized gain/(loss)	Sept. 30, 2013			Fair value as a % of amortized cost (a)	Net unrealized gain/(loss)	Ratings
												BB+ and lower
	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$45,464		$(14)	$41,828	$41,663		100%	$(165)	100%	—%	—%	—%	—%
U.S. Treasury securities	18,411		(30)	14,054	14,267		102	213	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	11,032		—	11,149	11,210		101	61	100	—	—	—	—
Non-agency RMBS (c)	2,880		(5)	2,214	2,769		77	555	—	1	2	93	4
Non-agency RMBS	1,469		8	1,400	1,395		91	(5)	1	12	23	64	—
European floating rate notes (d)	3,231		22	3,185	3,120		97	(65)	62	31	1	6	—
Commercial MBS	3,677		(9)	3,665	3,687		101	22	91	8	1	—	—
State and political subdivisions	6,482		24	6,791	6,775		100	(16)	80	17	1	1	1
Foreign covered bonds (e)	3,211		60	2,779	2,855		103	76	100	—	—	—	—
Corporate bonds	1,527		5	1,484	1,504		101	20	20	70	10	—	—
CLO	1,373		(2)	1,442	1,450		101	8	100	—	—	—	—
U.S. Government agency debt	1,548		1	1,486	1,490		100	4	100	—	—	—	—
Consumer ABS	2,012		5	2,494	2,490		100	(4)	93	7	—	—	—
Other (f)	3,167		2	3,174	3,193		101	19	27	66	—	—	7
Total investment securities	$105,484	(g)	$67	$97,145	$97,868	(g)	101%	$723	89%	5%	1%	4%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to UK, Germany, Netherlands and France.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Netherlands.

(f)	Includes commercial paper of $2.1 billion and $2.1 billion, fair value, and money market funds of $918 million and $941 million, fair value, at June 30, 2013 and Sept. 30, 2013, respectively.

(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $318 million at June 30, 2013 and $469 million at Sept. 30, 2013.

The fair value of our investment securities portfolio was $97.9 billion at Sept. 30, 2013 compared with $100.7 billion at Dec. 31, 2012. The decrease primarily reflects a lower level of investments in U.S. Treasury securities and a decrease in the unrealized gain of our investment securities, partially offset by a larger investment in Agency RMBS. In the third quarter of 2013, we received $217 million of paydowns of sub-investment grade securities.

At Sept. 30, 2013, the total investment securities portfolio had a net unrealized pre-tax gain of $723 million compared with $2.4 billion at Dec. 31, 2012. The decline in the valuation of the investment securities portfolio was primarily driven by an increase in long-term interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $456 million at Sept. 30, 2013, compared with $1.3 billion at Dec. 31, 2012.

At Sept. 30, 2013 and Dec. 31, 2012, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional disclosure regarding OTTI.)

The following table presents the amortizable net purchase premium related to the investment securities portfolio and accretable discount related to the restructuring of the investment securities portfolio.

30 BNY Mellon

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	3Q12	4Q12	1Q13	2Q13	3Q13
Amortizable net purchase premium relating to investment securities:
Balance at period end	$2,616	$2,476	$2,685	$2,720	$2,519
Estimated average life remaining at period end (in years)	4.0	4.2	4.6	5.1	5.2
Amortization	$163	$169	$164	$172	$147
Accretable discount related to the restructuring of the investment securities portfolio:
Balance at period end	$943	$871	$789	$743	$675
Estimated average life remaining at period end (in years)	5.4	5.3	5.6	6.0	6.1
Accretion	$66	$60	$57	$54	$55

(a)	Amortization of purchase premium decreased net interest revenue while accretion of discount increased net interest revenue. Both were recorded on a level yield basis.

The decrease in the net premium amortization in the third quarter of 2013 primarily relates to a decrease in projected prepayments due to an increase in market interest rates.

In the third quarter of 2013 securities gains of $22 million were recorded as we reduced the size of the investment securities portfolio and its sensitivity to interest rates. In addition, Agency RMBS securities with an amortized cost of $7.3 billion and fair value of $7.0 billion were transferred from available-for-sale securities to held-to-maturity securities. These combined actions are expected to mute the impact to our accumulated other comprehensive income in the event of a rise in interest rates.

The following table presents pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
U.S. Treasury	$22	$31	$—	$49	$82
Commercial MBS	—	7	—	15	—
Foreign covered bonds	—	—	—	8	—
Sovereign debt	1	—	15	2	83
Non-agency RMBS	(4)	(3)	(3)	(3)	(44)
European floating rate notes	3	(10)	(6)	(3)	(29)
Corporate bonds	—	—	10	—	19
Other	—	7	6	34	1
Total net securities gains	$22	$32	$22	$102	$112

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2013, this analysis resulted in $3 million of credit losses primarily on Alt-A and prime RMBS. If we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our Alt-A, subprime and prime RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased by $2 million (pre-tax) or decreased by $1 million (pre-tax) at Sept. 30, 2013. See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

At Sept. 30, 2013, the investment securities portfolio included $41 million of assets not accruing interest. These securities are held at market value.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2013. The unrealized loss on these securities was $65 million at Sept. 30, 2013, an improvement of $22 million compared with $87 million at June 30, 2013.

European floating rate notes at Sept. 30, 2013 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,790	$122	$1,912
Netherlands	740	55	795
Ireland	144	23	167
Italy	112	—	112
Other	65	69	134
Total fair value	$2,851	$269	$3,120

(a)	62% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

BNY Mellon 31

Loans

Total exposure – consolidated	Sept. 30, 2013			Dec. 31, 2012
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$12.7	$16.0	$28.7	$11.3	$15.7	$27.0
Commercial	1.6	19.9	21.5	1.4	18.3	19.7
Subtotal institutional	14.3	35.9	50.2	12.7	34.0	46.7
Wealth management loans and mortgages	9.5	1.7	11.2	8.9	1.7	10.6
Commercial real estate	2.0	2.1	4.1	1.7	1.9	3.6
Lease financings	2.2	—	2.2	2.4	—	2.4
Other residential mortgages	1.4	—	1.4	1.6	—	1.6
Overdrafts	4.8	—	4.8	5.3	—	5.3
Other	0.8	—	0.8	0.6	0.2	0.8
Subtotal non-margin loans	35.0	39.7	74.7	33.2	37.8	71.0
Margin loans	15.1	0.6	15.7	13.4	0.9	14.3
Total	$50.1	$40.3	$90.4	$46.6	$38.7	$85.3

At Sept. 30, 2013, total exposures were $90.4 billion, an increase of 6% from $85.3 billion at Dec. 31, 2012. The increase in total exposure primarily reflects higher margin loans and loans in the financial institutions portfolio, and an increase in unfunded commitments in the commercial loan portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios made up 56% of our total lending exposure at Sept. 30, 2013 and 55% at Dec. 31, 2012. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	Sept. 30, 2013					Dec. 31, 2012
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$8.3	$2.0	$10.3	84%	92%	$5.6	$2.0	$7.6
Asset managers	1.2	4.0	5.2	97	73	1.1	3.8	4.9
Insurance	0.1	4.3	4.4	99	26	0.1	4.3	4.4
Securities industry	2.5	1.5	4.0	96	95	4.2	2.1	6.3
Government	0.4	3.0	3.4	97	27	—	2.1	2.1
Other	0.2	1.2	1.4	95	53	0.3	1.4	1.7
Total	$12.7	$16.0	$28.7	92%	69%	$11.3	$15.7	$27.0

The financial institutions portfolio exposure was $28.7 billion at Sept. 30, 2013 compared with $27.0 billion at Dec. 31, 2012. The increase primarily reflects higher exposure to banks driven by a higher level of trade finance loans.

Financial institution exposures are high quality, with 92% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2013. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 69% expire within one year, and 33% expire within 90 days. In addition, 35% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high- quality, with 97% of the exposures meeting our investment grade equivalent ratings criteria as of Sept. 30, 2013. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	Sept. 30, 2013					Dec. 31, 2012
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.7	$6.1	$6.8	98%	16%	$0.5	$5.5	$6.0
Services and other	0.6	6.1	6.7	94	16	0.5	5.6	6.1
Manufacturing	0.3	5.9	6.2	90	9	0.3	5.6	5.9
Media and telecom	—	1.8	1.8	94	2	0.1	1.6	1.7
Total	$1.6	$19.9	$21.5	94%	13%	$1.4	$18.3	$19.7

The commercial portfolio exposure increased 9% to $21.5 billion at Sept. 30, 2013, from $19.7 billion at Dec. 31, 2012, primarily reflecting an increase in exposure to the energy and utilities and the services and other portfolios.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Investment grade percentage of the portfolios
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
Financial institutions	93%	93%	93%	93%	92%
Commercial	93%	93%	94%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 92% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at Sept. 30, 2013.

Wealth management loans and mortgages

Our Wealth management exposure was $11.2 billion at Sept. 30, 2013 compared with $10.6 billion at Dec. 31, 2012. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan to value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2013.

At Sept. 30, 2013, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York - 22%; California - 21%; Massachusetts - 16%; Florida - 8%; and other - 33%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.1 billion at Sept. 30, 2013 compared with $3.6 billion at Dec. 31, 2012.

BNY Mellon 33

At Sept. 30, 2013, 59% of our commercial real estate portfolio is secured. The secured portfolio is diverse by project type, with 52% secured by residential buildings, 16% secured by office buildings, 12% secured by retail properties, and 20% secured by other categories. Approximately 97% of the unsecured portfolio is comprised of investment grade real estate investment trusts (“REITs”) under revolving credit agreements.

At Sept. 30, 2013, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 45%; investment grade REITs - 39%; and other - 16%.

Lease financings

The leasing portfolio exposure totaled $2.2 billion and included $170 million of airline exposures at Sept. 30, 2013, compared with $2.4 billion of leasing exposures, including $191 million of airline exposures, at Dec. 31, 2012. At Sept. 30, 2013, approximately 89% of the leasing exposure was investment grade.

At Sept. 30, 2013, the $2.0 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At Sept. 30, 2013, our $170 million of exposure to the airline industry consisted of $68 million to major U.S. carriers, $80 million to foreign airlines and $22 million to U.S. regional airlines.

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

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.4 billion at Sept. 30, 2013, compared with $1.6 billion at Dec. 31, 2012. Included in this portfolio at Sept. 30, 2013 are $434 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 22% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $6.2 billion of loans at Sept. 30, 2013 and $5.1 billion at Dec. 31, 2012 related to a term loan program that offers fully collateralized loans to broker-dealers.

Matter related to Sentinel

BNY Mellon loaned $312 million to an asset manager, Sentinel Management Group, Inc. (“Sentinel”), secured by securities and cash.  Sentinel filed for bankruptcy in 2007, and BNY Mellon’s status as a secured lender is the subject of continuing litigation.  In 2010, the district court ruled in favor of

34 BNY Mellon

BNY Mellon, and the loan was repaid. An appellate court reversed the district court’s ruling on Aug. 26, 2013, and remanded to the district court for further proceedings.  BNY Mellon held no loans to Sentinel at Sept. 30, 2013.  Our status as a secured creditor is subject to ongoing litigation and therefore the loan could be reestablished at some point in the future. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

Asset quality and allowance for credit losses

Over the past several years, we have improved our risk profile through greater focus on clients who are active users of our non-credit services, de-

emphasizing broad-based loan growth. Our primary exposure to the credit risk of a customer consists of funded loans, unfunded formal contractual commitments to lend, standby letters of credit and overdrafts associated with our custody and securities clearance businesses.

The role of credit has shifted to one that complements our other services instead of as a lead product. We believe credit solidifies customer relationships and, through a disciplined allocation of capital, can earn acceptable rates of return as part of an overall relationship.

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Margin loans	$15,146	$14,434	$13,397	$13,036
Non-margin loans	34,992	35,873	33,232	32,853
Total loans	$50,138	$50,307	$46,629	$45,889
Beginning balance of allowance for credit losses	$337	358	$456	$467
Provision for credit losses	2	(19)	(61)	(5)
Net (charge-offs) recoveries:
Foreign	1	—	—	—
Commercial	(1)	—	—	(1)
Other residential mortgages	—	(2)	(3)	(1)
Financial institutions	—	—	(5)	(4)
Net (charge-offs)	—	(2)	(8)	(6)
Ending balance of allowance for credit losses	$339	$337	$387	$456
Allowance for loan losses	$206	$212	$266	$339
Allowance for lending-related commitments	133	125	121	117
Allowance for loan losses as a percentage of total loans	0.41%	0.42%	0.57%	0.74%
Allowance for loan losses as a percentage of non-margin loans	0.59%	0.59%	0.80%	1.03%
Total allowance for credit losses as a percentage of total loans	0.68%	0.67%	0.83%	0.99%
Total allowance for credit losses as a percentage of non-margin loans	0.97%	0.94%	1.16%	1.39%

There were no net charge-offs in the third quarter of 2013. Net charge-offs totaled $6 million in the third quarter of 2012 and $2 million in the second quarter of 2013. Net charge-offs in the prior periods primarily reflect charge-offs in the other residential mortgages and financial institutions portfolios.

The provision for credit losses was $2 million in the third quarter of 2013 primarily driven by growth in our total exposure. The provision for credit losses was a credit of $5 million in the third quarter of 2012 and a credit of $19 million in the second quarter of 2013. We anticipate the provision for credit losses to be $0 to $15 million in the fourth quarter of 2013.

The total allowance for credit losses was $339 million at Sept. 30, 2013 and $387 million at Dec. 31, 2012.

The ratio of the total allowance for credit losses to non-margin loans was 0.97% at Sept. 30, 2013, 1.16% at Dec. 31, 2012 and 1.39% at Sept. 30, 2012. The ratio of the allowance for loan losses to non-margin loans was 0.59% at Sept. 30, 2013 compared with 0.80% at Dec. 31, 2012 and 1.03% at Sept. 30, 2012. The decrease in the total allowance for credit losses and the lower ratios at Sept. 30, 2013 compared with both prior periods primarily reflect growth in the loan portfolio.

We had $15.1 billion of secured margin loans on our balance sheet at Sept. 30, 2013 compared with $13.4 billion at Dec. 31, 2012 and $13.0 billion at Sept. 30, 2012. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the

BNY Mellon 35

ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

36 BNY Mellon

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

Our consideration of these factors has remained consistent for the quarter ended Sept. 30, 2013. Additionally, the qualitative allowance as a percentage of the total allowance was unchanged from June 30, 2013 to Sept. 30, 2013.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” on pages 34 and 35 in our 2012 Annual Report, we have allocated our allowance for credit losses as follows:

Allocation of allowance	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Commercial	27%	28%	27%	22%
Other residential mortgages	21	22	23	31
Foreign	14	13	12	12
Lease financing	12	12	13	12
Financial institutions	12	10	9	8
Commercial real estate	9	9	8	8
Wealth management (a)	5	6	8	7
Total	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If such credits were rated one grade better, the allowance would have decreased by $56 million, while if each credit were rated one grade worse, the allowance would have increased by $91 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $52 million, while if the loss given default were one rating better, the allowance would have decreased by $42 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

BNY Mellon 37

Nonperforming assets

The following table presents the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012
Nonperforming loans:
Other residential mortgages	$128	$135	$158
Commercial	15	24	27
Wealth management loans and mortgages	12	13	30
Foreign loans	9	9	9
Commercial real estate	4	18	18
Financial institutions	1	2	3
Total nonperforming loans	169	201	245
Other assets owned	3	3	4
Total nonperforming assets (a)	$172	$204	$249
Nonperforming assets ratio	0.34%	0.41%	0.53%
Nonperforming assets ratio, excluding margin loans	0.5%	0.6%	0.7%
Allowance for loan losses/nonperforming loans	121.9%	105.5%	108.6%
Allowance for loan losses/nonperforming assets	119.8%	103.9%	106.8%
Total allowance for credit losses/nonperforming loans	200.6%	167.7%	158.0%
Total allowance for credit losses/nonperforming assets	197.1%	165.2%	155.4%

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $31 million at Sept. 30, 2013, $44 million at June 30, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets quarterly activity
(in millions)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012
Balance at beginning of period	$204	$234	$274
Additions	7	9	12
Return to accrual status	(8)	(11)	(16)
Charge-offs	(2)	(3)	(3)
Paydowns/sales	(28)	(24)	(16)
Transferred to other real estate owned	(1)	(1)	(2)
Balance at end of period	$172	$204	$249

Nonperforming assets were $172 million at Sept. 30, 2013, a decrease of $32 million compared with $204 million at June 30, 2013. The decrease primarily resulted from sales of loans in the commercial and other residential mortgage portfolios, a payoff in the commercial real estate portfolio and returns to accrual status in the commercial real estate and other residential mortgage portfolios.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $255.6 billion at Sept. 30, 2013, an increase of 4% compared with $246.1 billion at Dec. 31, 2012. The increase in deposits reflects higher levels of interest-bearing deposits in both the U.S. and non-U.S. offices, partially offset by lower noninterest-bearing deposits.

Noninterest-bearing deposits were $87.3 billion at Sept. 30, 2013 compared with $93.0 billion at Dec. 31, 2012. Interest-bearing deposits were $168.3 billion at Sept. 30, 2013 compared with $153.1 billion at Dec. 31, 2012.

Short-term borrowings

We fund ourselves primarily through deposits and, to a lesser extent, other short-term borrowings and long-term debt. Short-term borrowings are comprised of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper, other borrowed funds and long-term debt. Certain other borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

38 BNY Mellon

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollar amounts in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012
Maximum daily balance during the quarter	$20,994	$13,484	$15,712
Average daily balance	$12,164	$9,206	$10,092
Weighted-average rate during the quarter	(0.12)%	(0.28)%	(0.06)%
Ending balance	$9,737	$12,600	$12,450
Weighted-average rate at period end	(0.07)%	(0.26)%	(0.02)%

Federal funds purchased and securities sold under repurchase agreements were $9.7 billion at Sept. 30, 2013 compared with $12.6 billion at June 30, 2013 and $12.5 billion at Sept. 30, 2012. The changes from both prior periods resulted from overnight borrowing opportunities at quarter end. The maximum daily balance in the third quarter of 2013 was $21.0 billion compared with $13.5 billion in the second quarter of 2013 and $15.7 billion in the third quarter of 2012. The average daily balance was $12.2 billion in the third quarter of 2013, $9.2 billion in the second quarter of 2013 and $10.1 billion in the third quarter of 2012. The changes from both prior periods resulted from overnight borrowing opportunities during the quarter. The weighted-average rates in all periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollar amounts in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012
Maximum daily balance during the quarter	$16,938	$16,458	$14,639
Average daily balance (a)	$15,405	$15,055	$13,205
Weighted-average rate during the quarter	0.09%	0.08%	0.10%
Ending balance	$15,293	$15,267	$13,675
Weighted-average rate at period end	0.10%	0.09%	0.09%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $8,659 million in the third quarter of 2013, $9,073 million in the second quarter of 2013 and $8,141 million in the third quarter of 2012.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $15.3 billion at both Sept. 30, 2013 and June 30, 2013 and $13.7 billion at Sept. 30, 2012. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012
Maximum daily balance during the quarter	$4,873	$924	$2,331
Average daily balance	$1,186	$58	$968
Weighted-average rate during the quarter	0.05%	0.04%	0.12%
Ending balance	$1,851	$111	$1,278
Weighted-average rate at period end	0.01%	0.03%	0.11%

Commercial paper outstanding was $1.9 billion at Sept. 30, 2013 compared with $111 million at June 30, 2013, and $1.3 billion at Sept. 30, 2012. Average commercial paper outstanding was $1.2 billion in the third quarter of 2013, $58 million in the second quarter of 2013 and $968 million in the third quarter of 2012. The maximum daily balance in the third quarter of 2013 was $4.9 billion compared with $924 million in the second quarter of 2013 and $2.3 billion in the third quarter of 2012. Fluctuations between periods were a result of attractive overnight borrowing opportunities and Parent funding requirements. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012
Maximum daily balance during the quarter	$3,633	$3,720	$1,345
Average daily balance	$1,047	$1,385	$887
Weighted-average rate during the quarter	0.35%	0.20%	1.31%
Ending balance	$844	$1,060	$1,139
Weighted-average rate at period end	0.46%	0.34%	1.66%

BNY Mellon 39

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Other borrowed funds were $844 million at Sept. 30, 2013 compared with $1.1 billion at both June 30, 2013 and Sept. 30, 2012. Other borrowed funds averaged $1.0 billion in the third quarter of 2013, $1.4 billion in the second quarter of 2013 and $887 million in the third quarter of 2012. The maximum daily balance in the third quarter of 2013 was $3.6 billion compared with $3.7 billion in the second quarter of 2013 and $1.3 billion in the third quarter of 2012. Changes from prior periods primarily reflect higher overdrafts of sub-custodian account balances in our Investment Services businesses.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, especially during periods of market stress. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or our financial condition. Liquidity risk can arise from cash flow mismatches, market constraints from the inability to convert assets to cash, inability to raise cash in the markets, deposit run-off, or contingent liquidity events.

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

Ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these ratios exceeded our minimum guidelines at Sept. 30, 2013. In addition, we also monitor the Basel III liquidity coverage ratio expected to be applied to us, based on our interpretation of the proposed rules.

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

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-

40 BNY Mellon

end and on an average basis. The higher level of available funds at Sept. 30, 2013 compared with Dec. 31, 2012 primarily resulted from a higher level of client deposits and attractive overnight borrowing opportunities.

Available and liquid funds	Sept. 30, 2013	Dec. 31, 2012	Average
(in millions)			3Q13	2Q13	3Q12	YTD13	YTD12
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$41,390	$43,910	$41,597	$42,772	$41,201	$41,781	$38,267
Federal funds sold and securities purchased under resale agreements	9,191	6,593	8,864	7,878	5,315	8,078	5,327
Total liquid funds	50,581	50,503	50,461	50,650	46,516	49,859	43,594
Cash and due from banks	7,304	4,727	6,400	5,060	4,276	5,338	4,320
Interest-bearing deposits with the Federal Reserve and other central banks	95,519	90,110	65,704	55,911	61,849	61,627	61,096
Total available funds	$153,404	$145,340	$122,565	$111,621	$112,641	$116,824	$109,010
Total available funds as a percentage of total assets	41%	40%	36%	33%	35%	35%	35%

On an average basis for the first nine months of 2013 and the first nine months of 2012, non-core sources of funds such as money market rate accounts, federal funds purchased, trading liabilities, commercial paper and other borrowings were $20.2 billion and $20.8 billion, respectively. The decrease primarily reflects lower levels of money market rate accounts, partially offset by higher levels of trading liabilities. Average foreign deposits, primarily from our European-based Investment Services business, were $100.6 billion for the first nine months of 2013 compared with $89.5 billion for the first nine months of 2012. The increase primarily reflects growth in client deposits. Domestic savings and time deposits averaged $41.7 billion for the first nine months of 2013 compared with $34.4 billion for the first nine months of 2012. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $8.9 billion for the first nine months of 2013 and $7.9 billion for the first nine months of 2012. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $19.0 billion for the first nine months of 2013 and $20.1 billion for the first nine months of 2012. The decrease in average long-term debt was driven by planned capital actions and debt maturities. Average noninterest-bearing deposits increased to $71.0 billion for the first nine months of 2013 from $66.6 billion for the first nine months of 2012 reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to Sept. 30, 2013, our bank subsidiaries could declare dividends to the Parent of approximately $2.6 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2013, non-bank subsidiaries of the Parent had liquid assets of approximately $1.6 billion.

In July 2013, BNY Mellon paid a quarterly cash dividend of $0.15 per common share. Our common stock dividend payout ratio was 33% for the first nine months of 2013, or 24% after adjusting for the impact of the U.S. Tax Court’s decisions regarding certain foreign tax credits. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 20 of the Notes to Consolidated Financial Statements, both contained in our 2012 Annual Report.

BNY Mellon 41

The Parent’s average commercial paper borrowings were $1.2 billion in the third quarter of 2013 compared with $968 million in the third quarter of 2012. The Parent had cash of $7.1 billion at Sept. 30, 2013, compared with $4.0 billion at Dec. 31, 2012. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $1.9 billion at Sept. 30, 2013 and $338 million at Dec. 31, 2012. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2013, increased by $1.5 billion compared with Dec. 31, 2012, primarily reflecting the issuance of senior debt and preferred stock, partially offset by maturities of long-term debt.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the third quarter of 2013, we repurchased 3.9 million common shares in the open market, at an average price of $31.28 per share, for a total of $121 million.

The Parent’s liquidity policy is to have sufficient cash on hand to meet its obligations over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of Sept. 30, 2013, the Parent was in compliance with its liquidity policy.

In addition to our other funding sources, we also have the ability to access the capital markets. In June 2013, we filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) covering the issuance of certain securities, including an unlimited amount of debt, common stock, preferred stock and trust preferred securities, as well as common stock issued under the Direct Stock Purchase and Dividend Reinvestment Plans. These registration statements will expire in June 2016, at which time we plan to file new shelf registration statements.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of Sept. 30, 2013, were as follows:

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

As a result of Moody’s Investors Service (“Moody’s”) and S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s ratings by Moody’s and S&P benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s and one notch of “lift” from S&P. In separate statements in June 2013 and August 2013, both S&P and Moody’s indicated that they are reconsidering their inclusion of assumed government support in their ratings on the eight U.S. bank holding companies that they view as having high systemic importance, including The Bank of New York Mellon Corporation.

On July 2, 2013, Moody’s placed the long-term ratings of three large U.S. trust and custody banks on review for downgrade, including The Bank of New York Mellon Corporation. The short-term debt and deposit ratings for all three banks, including The Bank of New York Mellon Corporation were affirmed at both the bank and holding company levels.  On Sept. 25, 2013, Moody’s extended its review and indicated it would consider both the standalone and government support ratings on the U.S. trust and custody banks simultaneously. Moody’s indicated that the review will focus on the long-term profitability challenges facing these very highly-rated institutions, which are driven by aggressive pricing of all three banks’ core custody products and services. According to Moody’s, the review will also examine the banks’ ability to generate more revenue from

42 BNY Mellon

custody-related services and cut costs, and consider the level of the banks’ dependence on ancillary revenues that have come under pressure. For further discussion on the impact of a credit rating downgrade, see Note 17 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $18.9 billion at Sept. 30, 2013 and $18.5 billion at Dec. 31, 2012. In the first nine months of 2013, the Parent issued $2.7 billion of senior debt, partially offset by maturities of $1.5 billion, a decrease in the fair value of hedged long-term debt and $300 million of repayments of trust preferred securities. The fair value of the derivatives hedging long-term debt is recorded in other assets. Additionally, the Parent called $106 million of subordinated debt in the first nine months of 2013.

The following table presents the long-term debt issued by the Parent in the third quarter of 2013.

Debt issuances	Quarter ended
(in millions)	Sept. 30, 2013
Senior medium-term notes:
3-month LIBOR + 56 bps senior medium-term notes due 2018	$500
2.1% senior medium-term notes due 2018	600
3-month LIBOR + 50 bps senior medium-term notes due 2018	100
Total debt issuances	$1,200
bps - basis points.

At Sept. 30, 2013, we had $324 million of trust preferred securities outstanding, which currently qualify as Tier 1 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Final Capital Rules.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 109.0% at Sept. 30, 2013 and 109.9% at Dec. 31, 2012. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has committed and uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. The committed line of credit of $750 million extended by 16 financial institutions matures in March 2014. There were no borrowings against this line in the third quarter of 2013. Pershing LLC has nine separate uncommitted lines of credit amounting to $1.6 billion in aggregate. There were no borrowings against these lines in the third quarter of 2013. See “Liquidity and dividends” in our 2012 Annual Report for a description of the covenants required to be maintained by the Parent for the committed lines of credit maintained by Pershing LLC. We are currently in compliance with these covenants.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $65 million, in aggregate, in the third quarter of 2013.

Statement of cash flows

Cash used for operating activities was $55 million for the nine months ended Sept. 30, 2013 compared with cash provided by operating activities of $1.3 billion for the nine months ended Sept. 30, 2012. In the first nine months of 2013, cash flows used for operating activities were principally the result of changes in trading activity and accruals and other balances, partially offset by earnings. In the first nine months of 2012, earnings were a significant source of funds.

In the nine months ended Sept. 30, 2013, cash used for investing activities was $8.5 billion compared with $10.4 billion in the nine months ended Sept. 30, 2012. In the first nine months of 2013, purchases of securities, changes in interest-bearing deposits with the Federal Reserve and other central banks, loans and federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns and maturities of securities and a decrease in interest-bearing deposits with banks. In the first nine months of 2012, purchases of securities, and changes in interest-bearing deposits with banks were a significant use of funds, partially offset by decreases in interest-bearing deposits with the Federal Reserve and other central banks and sales, paydowns, and maturities of securities.

BNY Mellon 43

In the nine months ended Sept. 30, 2013, cash provided by financing activities was $11.2 billion compared with $9.9 billion for the nine months ended Sept. 30, 2012. In the first nine months of 2013, an increase in deposits, the net proceeds from the issuance of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and commercial paper were significant sources of funds, partially offset by the repayment of long-term debt, a decrease in payables to customers and broker dealers and common stock repurchases. In the first nine months of 2012, increases in federal funds purchased and securities sold under repurchase agreements, deposits, commercial paper and the issuance of long-term debt were significant sources of funds, partially offset by repayment of long-term debt, a decrease in other borrowed funds and common stock repurchases.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Average common equity to average assets	10.0%	10.2%	10.4%	10.8%

At period end:
BNY Mellon shareholders’ equity to total assets ratio (a)	9.9%	10.0%	10.1%	10.7%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.5%	9.5%	9.9%	10.3%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.4%	5.8%	6.4%	6.3%
Total BNY Mellon shareholders’ equity – GAAP	$36,959	$35,882	$36,431	$36,218
Total BNY Mellon common shareholders’ equity – GAAP	$35,397	$34,320	$35,363	$35,182
Tangible BNY Mellon shareholders’ equity – Non-GAAP (a)	$15,349	$14,282	$14,919	$14,712
Book value per common share – GAAP (a)	$30.82	$29.83	$30.39	$30.11
Tangible book value per common share – Non-GAAP (a)	$13.36	$12.41	$12.82	$12.59
Closing common stock price per share	$30.19	$28.05	$25.70	$22.62
Market capitalization	$34,674	$32,271	$29,902	$26,434
Common shares outstanding	1,148,522	1,150,477	1,163,490	1,168,607

Cash dividends per common share	$0.15	$0.15	$0.13	$0.13
Common dividend payout ratio	18%	21%	25%	21%
Common dividend yield (annualized)	2.0%	2.1%	2.0%	2.3%

(a)	See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity at Sept. 30, 2013 increased to $37.0 billion from $36.4 billion at Dec. 31, 2012. The increase primarily reflects earnings retention and the issuance of $500 million of noncumulative perpetual preferred stock, partially offset by a decline in the value of our investment securities portfolio and share repurchases. Additionally, in the first nine months of 2013, we generated approximately $400 million of capital through the exercise of stock options and awards and employee benefit plan contributions.

The unrealized net of tax gain on our available-for-sale investment securities portfolio recorded in accumulated other comprehensive income was $456 million at Sept. 30, 2013 compared with $1.3 billion at Dec. 31, 2012. The decrease in the valuation of the investment securities portfolio was driven by an increase in long-term interest rates and $102 million of net realized securities gains in the first nine months of 2013.

In the first nine months of 2013, we repurchased 25.0 million common shares for a total of $705 million, including open market purchases of 3.9 million common shares for a total of $121 million in the third quarter of 2013.

From Oct. 1, 2013 through Nov. 7, 2013, we repurchased 10.0 million common shares in the open market, at an average price of $31.83 per common share for a total of $318 million.

On Oct. 16, 2013, the board of directors declared a quarterly common stock dividend of $0.15 per share.

44 BNY Mellon

This cash dividend was paid on Nov. 5, 2013, to shareholders of record as of the close of business on Oct. 28, 2013.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of Sept. 30, 2013 and Dec. 31, 2012, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Basel I Total and Tier 1 capital to risk-weighted assets ratios and the leverage ratio (Basel I Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios
	Well capitalized	Adequately capitalized		Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012

Consolidated capital ratios:
Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)(b)
Standardized Approach	N/A	N/A		10.1%	9.3%	N/A	N/A
Advanced Approach	N/A	N/A		11.1%	9.8%	9.8%	9.3%

Determined under Basel I-based guidelines (c):
Tier 1 common equity to risk-weighted assets ratio – Non-GAAP (b)	N/A	N/A		14.2%	13.2%	13.5%	13.3%
Tier 1 capital	6%	N/A		15.8%	14.8%	15.0%	15.3%
Total capital	10%	N/A		16.8%	15.8%	16.3%	16.9%
Leverage – guideline	5%	N/A		5.6%	5.3%	5.3%	5.6%

The Bank of New York Mellon capital ratios (c):
Tier 1 capital	6%	4%		14.3%	13.4%	14.0%	14.1%
Total capital	10%	8%		14.8%	13.9%	14.6%	14.8%
Leverage	5%	3% - 4%	(d)	5.3%	5.3%	5.4%	5.5%

(a)
At Sept. 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our interpretation of and expectations regarding the Final Capital Rules released by the Federal Reserve on July 2, 2013, on a fully phased-in basis. For periods prior to June 30, 2013, these ratios were estimated using our interpretations of the NPRs dated June 7, 2012, on a fully phased-in basis.

(b)	See “Supplemental Information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a calculation of these ratios.

(c)
When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures (e.g., Basel I Total capital or Basel I Tier 1 capital), we mean Total or Tier 1 capital, as applicable, as calculated under the Federal Reserve’s risk-based capital guidelines that are based on the 1988 Basel Accord, which is often referred to as “Basel I”. Includes full capital credit for certain capital instruments outstanding at Sept. 30, 2013. A phase-out of non-qualifying instruments will begin on Jan. 1, 2014.

(d)	The minimum leverage ratio for state member banks is 3% or 4%, depending on factors specified in regulations.
N/A - Not applicable at the consolidated company level. Well capitalized and adequately capitalized have not been defined at the consolidated company level for Basel III Tier 1 common equity.

Quarterly impact to the estimated Basel III Tier 1 common equity ratio - Non-GAAP	Standardized Approach	Advanced Approach

Estimated Basel III Tier 1 common equity ratio - Non-GAAP at June 30, 2013 (a)	9.3%	9.8%
Impacted by:
Capital generation	50 bps	52 bps
Change in accumulated other comprehensive income (loss) (b)	(3) bps	(3) bps
Change in risk-weighted assets	2 bps	54 bps
Other (c)	26 bps	28 bps
Estimated Basel III Tier 1 common equity ratio - Non-GAAP at Sept. 30, 2013 (a)	10.1%	11.1%

(a)	See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a calculation of these ratio.

(b)	On a fully phased-in basis.

(c)	Includes foreign currency translation.
bps - basis points.

BNY Mellon 45

Our estimated Basel III Tier 1 common equity ratio (non-GAAP), which was based on our interpretation of and expectations regarding the Final Capital Rules, calculated under the Standardized approach, on a fully phased-in basis, was 10.1% at Sept. 30, 2013, compared with 9.3% at June 30, 2013. The increase primarily resulted from capital generation and the positive impact of foreign currency translation. For additional information on the Final Capital Rules, see “Recent accounting and regulatory developments - Regulatory developments”.

At Sept. 30, 2013, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the Basel I “well capitalized” guidelines are as follows.

Capital above guidelines at Sept. 30, 2013 (in millions)	Consolidated	The Bank of New York Mellon
Tier 1 capital	$11,211	$7,978
Total capital	7,794	4,631
Leverage	1,902	895

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

Capital ratios vary depending on the size of the balance sheet at quarter-end and the level and types of investments in assets. The balance sheet size fluctuates from quarter to quarter based on levels of customer and market activity. In general, when servicing clients are more actively trading securities, deposit balances and the balance sheet as a whole are higher. In addition, when markets experience significant volatility or stress, our balance sheet size may increase considerably as client deposit levels increase.

In the third quarter of 2013, net Basel I Tier 1 common equity increased $1.1 billion, primarily driven by earnings retention and the positive impact of foreign currency translation.

Our Basel I Tier 1 capital ratio was 15.8% at Sept. 30, 2013 compared with 15.0% at Dec. 31, 2012. Our Basel I Tier 1 leverage ratio was 5.6% at Sept. 30, 2013 and 5.3% at Dec. 31, 2012. The leverage ratio of The Bank of New York Mellon was 5.3% at Sept. 30, 2013 compared with 5.4% at Dec. 31, 2012. The increases in the Basel I Tier 1 ratios primarily reflects earnings retention and the issuance of noncumulative perpetual preferred stock, partially offset by share repurchases and the redemption of trust-preferred securities. The Basel I Tier 1 capital ratio was also impacted by an increase in risk-weighted assets, while the Basel I Tier 1 leverage ratio was impacted by an increase in average assets. Additionally, the decrease in the leverage ratio of The Bank of New York Mellon reflects the impact of the U.S. Tax Court’s decisions regarding certain foreign tax credits.

The Tier 1 capital and total capital ratios for The Bank of New York Mellon increased at Sept. 30, 2013 compared with Dec. 31, 2012. The increases in these ratios primarily reflect earnings retention, partially offset by an increase in risk-weighted assets.

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at Sept. 30, 2013.

Potential impact to capital ratios as of Sept. 30, 2013
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets (a)
Basel I:
Tier 1 capital	9	bps	14	bps
Total capital	9		15
Leverage	3		2
Basel III:
Estimated Tier 1 common equity ratio:
Standardized Approach	7	bps	7	bps
Advanced Approach	8		9

(a)	Quarterly average assets determined under Basel I regulatory guidelines. For Basel III, quarterly average assets are determined under the Final Capital Rules.

46 BNY Mellon

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 6.4% at both Sept. 30, 2013 and Dec. 31, 2012. Earnings retention and the issuance of noncumulative perpetual preferred stock was offset by a decline in the value of our investment securities portfolio, share repurchases and an increase in total tangible assets.

At Sept. 30, 2013, we had $324 million of trust preferred securities outstanding which currently qualify as Tier 1 capital. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Final Capital Rules.

The following tables present the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at Sept. 30, 2013, June 30, 2013, Dec. 31, 2012 and Sept. 30, 2012.

Components of Basel I Tier 1 and total risk-based capital (a)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
(in millions)
Tier 1 capital:
Common shareholders’ equity	$35,397	$34,320	$35,363	$35,182
Preferred stock	1,562	1,562	1,068	1,036
Trust preferred securities	324	303	623	1,173
Adjustments for:
Goodwill and other intangibles (b)	(20,048)	(20,038)	(20,445)	(20,469)
Pensions/cash flow hedges	1,344	1,387	1,454	1,344
Securities valuation allowance	(487)	(560)	(1,350)	(1,448)
Merchant banking investments	(18)	(23)	(19)	(21)
Total Tier 1 capital	18,074	16,951	16,694	16,797
Tier 2 capital:
Qualifying unrealized gains on equity securities	3	3	2	1
Qualifying subordinated debt	818	853	1,058	1,272
Qualifying allowance for credit losses	339	337	386	456
Total Tier 2 capital	1,160	1,193	1,446	1,729
Total risk-based capital	$19,234	$18,144	$18,140	$18,526
Total risk-weighted assets	$114,404	$114,511	$111,180	$109,867
Average assets for leverage capital purposes	$323,462	$317,542	$315,273	$298,176

(a)	On a regulatory basis as determined under Basel I guidelines.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,242 million at Sept. 30, 2013, $1,269 million at June 30, 2013, $1,310 million at Dec. 31, 2012 and $1,339 million at Sept. 30, 2012 and deferred tax liabilities associated with tax deductible goodwill of $1,262 million at Sept. 30, 2013, $1,200 million at June 30, 2013, $1,130 million at Dec. 31, 2012 and $1,057 million at Sept. 30, 2012.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, a value-at-risk (“VaR”) methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	3rd Quarter 2013			Sept. 30, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$9.6	$6.8	$12.6	$9.9
Foreign exchange	1.1	0.6	1.9	1.9
Equity	2.4	1.4	3.4	3.4
Diversification	(2.8)	N/M	N/M	(3.9)
Overall portfolio	10.3	7.0	12.9	11.3

BNY Mellon 47

VaR (a)	2nd Quarter 2013			June 30, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.4	$8.7	$14.2	$9.9
Foreign exchange	1.1	0.5	2.3	1.0
Equity	3.1	1.4	4.4	3.3
Diversification	(3.3)	N/M	N/M	(2.9)
Overall portfolio	12.3	10.0	14.8	11.3

VaR (a)	3rd Quarter 2012			Sept. 30, 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$12.4	$9.5	$16.5	$11.7
Foreign exchange	0.8	—	2.0	0.9
Equity	1.5	0.9	2.3	1.7
Diversification	(2.4)	N/M	N/M	(1.7)
Overall portfolio	12.3	9.3	17.0	12.6

VaR (a)	Year-to-date 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$10.7	$6.8	$14.8
Foreign exchange	1.1	0.5	2.3
Equity	2.5	1.1	4.4
Diversification	(2.9)	N/M	N/M
Overall portfolio	11.4	7.0	14.8

VaR (a)	Year-to-date 2012
(in millions)	Average	Minimum	Maximum
Interest rate	$10.3	$5.0	$16.5
Foreign exchange	2.0	—	4.8
Equity	1.9	0.9	3.4
Diversification	(3.5)	N/M	N/M
Overall portfolio	10.7	5.0	17.0

(a)
VaR figures do not reflect the impact of CVA (as defined below) guidance in ASC 820. This is consistent with the regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a portfolio diversification effect.

The interest rate component of VaR represents instruments whose values predominantly vary with the level or volatility of interest rates. These instruments include, but are not limited to: debt securities, mortgage-backed securities, swaps, swaptions, forward rate agreements, exchange-traded futures and options, and other interest rate derivative products.

The foreign exchange component of VaR represents instruments whose values predominantly vary with the level or volatility of currency exchange rates or interest rates. These instruments include, but are not limited to: currency balances, spot and forward transactions, currency options, and exchange-traded futures and options, and other currency derivative products.

The equity component of VaR is comprised of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to: common stock, exchange-traded funds, Depositary Receipts, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the third quarter of 2013, interest rate risk generated 73% of average VaR, equity risk generated 18% of average VaR and foreign exchange risk accounted for 9% of average VaR. During the third quarter of 2013, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The sequential decrease in the number of trading days greater than $5 million is attributable to an overall reduction in trading revenue and lower foreign exchange revenue largely driven by lower volatility, partially offset by a slight increase in volumes.

Distribution of trading revenues (losses) (a)
(dollar amounts in millions)	Quarter ended
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
Revenue range:	Number of days
Less than $(2.5)	—	1	—	—	—
$(2.5) - $0	2	—	4	1	3
$0 - $2.5	35	41	24	27	30
$2.5 - $5.0	23	20	32	24	27
More than $5.0	3	—	1	12	4

(a)	For quarters prior to June 30, 2013, the distribution of trading revenues (losses) does not reflect the impact of the CVA and corresponding hedge and overnight index swap (“OIS”) curve discounting.

48 BNY Mellon

Foreign exchange and other trading

Foreign exchange and other trading revenue totaled $160 million in the third quarter of 2013, $182 million in the third quarter of 2012 and $207 million in the second quarter of 2013. In the third quarter of 2013, foreign exchange revenue totaled $154 million, an increase of 27% year-over-year and a decrease of 14% (unannualized) sequentially. The year-over-year increase primarily reflects higher volumes and volatility. The sequential decrease was primarily driven by lower volatility while volumes increased slightly. Other trading revenue totaled $6 million in the third quarter of 2013, compared with $61 million in the third quarter of 2012 and $28 million in the second quarter of 2013. The decrease compared with both prior periods primarily reflects lower fixed income trading revenue due to lower derivatives trading revenue. The year-over-year decrease also reflects a loss on inventory driven by higher interest rates. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets totaled $12 billion at Sept. 30, 2013 compared with $9 billion at Dec. 31, 2012. The increase in trading assets primarily resulted from a higher level of securities inventory, primarily U.S. Treasury securities, Agency RMBS and U.S. equity securities, as we expand our broker-dealer business.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities totaled $9 billion at Sept. 30, 2013 compared with $8 billion at Dec. 31, 2012.

Under our mark-to-market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

As required by ASC 820, Fair Value Measurements and Disclosures, we reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed impaired, further analyses are performed to value such positions.

At Sept. 30, 2013, our over-the-counter (“OTC”) derivative assets of $4.3 billion included a credit valuation adjustment (“CVA”) deduction of $37 million. Our OTC derivative liabilities of $6.1 billion included a debit valuation adjustment (“DVA”) of $11 million related to our own credit spread. Net of hedges, the CVA decreased $2 million and the DVA increased $1 million in the third quarter of 2013. The net impact of these adjustments increased foreign exchange and other trading revenue by $3 million in the third quarter of 2013.

In the second quarter of 2013, net of hedges, the CVA and DVA were unchanged. Foreign exchange and other trading revenue was not impacted by the CVA and DVA in the second quarter of 2013.

In the third quarter of 2012, net of hedges, the CVA decreased $28 million and the DVA decreased $4 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $24 million in the third quarter of 2012.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us. The sequential increase in the percentage of exposure to counterparties with a risk rating profile of A+ to A- was mainly due to an increase in interest rate swap exposures driven by higher long-term rates. The sequential decrease in the percentage of exposure to counterparties with a risk rating profile of AAA+ to AA- largely reflects an improvement in key currency rates and changes in the portfolio composition.

BNY Mellon 49

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2012	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
Rating:
AAA to AA-	43%	38%	37%	41%	35%
A+ to A-	27	35	40	38	43
BBB+ to BBB-	23	22	19	17	16
Non-investment grade (BB+ and lower)	7	5	4	4	6
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue (dollars in millions)	Sept. 30, 2013	June 30, 2013
up 200 bps parallel rate ramp vs. baseline (a)	$617	$402
up 100 bps parallel rate ramp vs. baseline (a)	387	324
Long-term up 50 bps, short-term unchanged (b)	174	130
Long-term down 50 bps, short-term unchanged (b)	(144)	(123)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps - basis points.

The 100 basis point ramp scenario assumes rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of changes in interest rates on depositor behavior based on historical experience. Given the current historically low interest rate environment, a rise in interest rates could lead to higher depositor withdrawals than historically experienced.

Growth or contraction of deposits could also be affected by the following factors:

•	Monetary policy;

•	Global economic uncertainty;

•	Our ratings relative to other financial institutions’ ratings; and

•	Money market mutual fund and other regulatory reform.

50 BNY Mellon

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

BNY Mellon 51

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon Tier 1 common equity and tangible common shareholders’ equity. BNY Mellon believes that the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the Tier 1 and Total capital ratios which are utilized by regulatory authorities. The ratio of Basel I Tier 1 common equity to risk-weighted assets excludes preferred stock and trust preferred securities from the numerator of the ratio. Unlike the Basel I Tier 1 and Total capital ratios, the tangible common shareholders’ equity ratio fully incorporates those changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its calculation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets that are productive in generating income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented its estimated Basel III Tier 1 common equity ratio based on its interpretation, expectations and understanding of the final Basel III rules released by the Federal Reserve on July 2, 2013, on a fully phased-in basis and on the application of such rules to BNY Mellon’s businesses as currently conducted. The estimated Basel III Tier 1 common equity ratio is necessarily subject to, among other things, BNY Mellon’s further review and implementation of the final Basel III rules, anticipated compliance with all necessary enhancements to model calibration, and other refinements, further implementation guidance from regulators and any changes BNY Mellon may make to its businesses. Consequently, BNY Mellon’s estimated Basel III Tier 1 common equity ratio may change based on these factors. Management views the estimated Basel III Tier 1 common equity ratio as a key measure in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated Basel III Tier 1 common equity ratio is intended to allow investors to compare BNY Mellon’s estimated Basel III Tier 1 common equity ratio with estimates presented by other companies.

BNY Mellon has presented revenue measures that exclude the effect of noncontrolling interests related to consolidated investment management funds and gains related to an equity investment; and expense measures which exclude M&I expenses, litigation charges, restructuring charges and amortization of intangible assets. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Return on equity measures also exclude the (benefit) net charge related to the disallowance of certain foreign tax credits. BNY Mellon believes these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business.

52 BNY Mellon

The presentation of income from consolidated investment management funds, net of net income attributable to noncontrolling interest related to the consolidation of certain investment management funds permits investors to view revenue on a basis consistent with how management views the business. BNY Mellon believes these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and business-level basis.

The following table presents a reconciliation of net income and diluted earnings per common share.

	3Q13
(in millions, except per share amounts)	Net income	Diluted EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$967	$0.82
(Benefit) related to the U.S. Tax Court’s partial reconsideration of a tax decision disallowing certain foreign tax credits	(261)	(0.22)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$706	$0.60

The following table presents the calculation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
Income before income taxes – GAAP	$986	$1,206	$975	$3,001	$2,449
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	8	39	25	63	65
Add: Amortization of intangible assets	81	93	95	260	288
M&I, litigation and restructuring charges	16	13	26	68	513
Income before income taxes excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$1,075	$1,273	$1,071	$3,266	$3,185
Fee and other revenue – GAAP	$2,963	$3,187	$2,879	$8,994	$8,543
Income from consolidated investment management funds – GAAP	32	65	47	147	147
Net interest revenue – GAAP	772	757	749	2,248	2,248
Total revenue – GAAP	3,767	4,009	3,675	11,389	10,938
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	8	39	25	63	65
Total revenue excluding net income attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,759	$3,970	$3,650	$11,326	$10,873

Pre-tax operating margin (a)	26%	30%	27%	26%	22%
Pre-tax operating margin, excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	29%	32%	29%	29%	29%

(a)	Income before taxes divided by total revenue.

BNY Mellon 53

The following table presents the calculation of the effective tax rate.

Effective tax rate
(dollars in millions)	3Q13
Benefit for income taxes – GAAP	$(2)
Less: Impact of the partial reconsideration of a U.S. Tax Court decision disallowing certain foreign tax credits	261
Provision for income taxes – Non-GAAP	$259

Income before taxes – GAAP	$986

Effective tax rate – GAAP	—%
Effective tax rate – Operating basis – Non-GAAP	26.3%

The following table presents the calculation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$967	$833	$720	$1,534	$1,805
Add: Amortization of intangible assets, net of tax	52	59	60	167	182
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	1,019	892	780	1,701	1,987
Add: M&I, litigation and restructuring charges	12	8	18	44	308
(Benefit) net charge related to the disallowance of certain foreign tax credits	(261)	—	—	593	—
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, M&I, litigation and restructuring charges and the (benefit) net charge related to the disallowance of certain foreign tax credits – Non-GAAP	$770	$900	$798	$2,338	$2,295

Average common shareholders’ equity	$34,264	$34,467	$34,522	$34,541	$34,123
Less: Average goodwill	17,975	17,957	17,918	17,975	17,941
Average intangible assets	4,569	4,661	4,926	4,662	5,023
Add: Deferred tax liability – tax deductible goodwill	1,262	1,200	1,057	1,262	1,057
Deferred tax liability – non-tax deductible intangible assets	1,242	1,269	1,339	1,242	1,339
Average tangible common shareholders’ equity – Non-GAAP	$14,224	$14,318	$14,074	$14,408	$13,555

Return on common equity – GAAP (a)	11.2%	9.7%	8.3%	5.9%	7.1%
Return on common equity excluding amortization of intangible assets, M&I, litigation and restructuring charges and the (benefit) net charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	8.9%	10.5%	9.2%	9.0%	9.0%
Return on tangible common equity – Non-GAAP (a)	28.4%	25.0%	22.1%	15.8%	19.6%
Return on tangible common equity excluding M&I, litigation and restructuring charges and the (benefit) net charge related to the disallowance of certain foreign tax credits – Non-GAAP (a)	21.5%	25.2%	22.5%	21.7%	22.6%

(a)	Annualized.
N/M – Not meaningful.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
Income from consolidated investment management funds	$32	$65	$47	$147	$147
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	8	39	25	63	65
Income from consolidated investment management funds, net of noncontrolling interests	$24	$26	$22	$84	$82

54 BNY Mellon

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
Investment management fees	$20	$20	$20	$60	$62
Other (Investment income)	4	6	2	24	20
Income from consolidated investment management funds, net of noncontrolling interests	$24	$26	$22	$84	$82

The following table presents the calculation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share (dollars in millions, unless otherwise noted)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
BNY Mellon shareholders’ equity at period end – GAAP	$36,959	$35,882	$36,431	$36,218
Less: Preferred stock	1,562	1,562	1,068	1,036
BNY Mellon common shareholders’ equity at period end – GAAP	35,397	34,320	35,363	35,182
Less: Goodwill	18,025	17,919	18,075	17,984
Intangible assets	4,527	4,588	4,809	4,882
Add: Deferred tax liability – tax deductible goodwill	1,262	1,200	1,130	1,057
Deferred tax liability – non-tax deductible intangible assets	1,242	1,269	1,310	1,339
Tangible BNY Mellon shareholders’ equity at period end – Non-GAAP	$15,349	$14,282	$14,919	$14,712

Total assets at period end – GAAP	$371,952	$360,505	$358,990	$339,944
Less: Assets of consolidated investment management funds	11,691	11,471	11,481	11,369
Subtotal assets of operations – Non-GAAP	360,261	349,034	347,509	328,575
Less: Goodwill	18,025	17,919	18,075	17,984
Intangible assets	4,527	4,588	4,809	4,882
Cash on deposit with the Federal Reserve and other central banks (a)	96,316	78,671	90,040	73,037
Tangible total assets of operations at period end – Non-GAAP	$241,393	$247,856	$234,585	$232,672

BNY Mellon shareholders’ equity to total assets – GAAP	9.9%	10.0%	10.1%	10.7%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.5%	9.5%	9.9%	10.3%
Tangible BNY Mellon common shareholders’ equity to tangible assets of operations – Non-GAAP	6.4%	5.8%	6.4%	6.3%

Period end common shares outstanding (in thousands)	1,148,522	1,150,477	1,163,490	1,168,607

Book value per common share	$30.82	$29.83	$30.39	$30.11
Tangible book value per common share – Non-GAAP	$13.36	$12.41	$12.82	$12.59

(a)	Assigned a zero percentage risk-weighting by the regulators.

BNY Mellon 55

The following table presents the calculation of our Basel I Tier 1 common equity ratio.

Calculation of Basel I Tier 1 common equity to risk-weighted assets ratio (a)
(dollars in millions)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Total Tier 1 capital – Basel I	$18,074	$16,951	$16,694	$16,797
Less: Trust preferred securities	324	303	623	1,173
Preferred stock	1,562	1,562	1,068	1,036
Total Tier 1 common equity	$16,188	$15,086	$15,003	$14,588

Total risk-weighted assets – Basel I	$114,404	$114,511	$111,180	$109,867

Basel I Tier 1 common equity to risk-weighted assets ratio – Non-GAAP	14.2%	13.2%	13.5%	13.3%

(a)	Determined under Basel I regulatory guidelines.

The following table presents the calculation of our estimated Basel III Tier 1 common equity ratio.

Estimated Basel III Tier 1 common equity ratio – Non-GAAP (a)
(dollars in millions)	Sept. 30, 2013	June 30, 2013	Dec. 31, 2012	Sept. 30, 2012
Total Tier 1 capital – Basel I	$18,074	$16,951	$16,694	$16,797
Adjustment to determine Basel III Tier 1 common equity:
Deferred tax liability – tax deductible intangible assets	82	81	78	N/A
Preferred stock	(1,562)	(1,562)	(1,068)	(1,036)
Trust preferred securities	(324)	(303)	(623)	(1,173)
Other comprehensive income (loss):
Securities available-for-sale	487	560	1,350	1,448
Pension liabilities	(1,348)	(1,379)	(1,453)	(1,346)
Total other comprehensive income (loss)	(861)	(819)	(103)	102
Equity method investments	(479)	(500)	(501)	(571)
Net pension fund assets	(279)	(268)	(249)	(43)
Deferred tax assets	(26)	(26)	(47)	(46)
Other	18	23	18	19
Total estimated Basel III Tier 1 common equity	$14,643	$13,577	$14,199	$14,049

Under the Standardized Approach:
Total risk-weighted assets – Basel I	$114,404	$114,511	N/A	N/A
Add: Adjustments (b)	31,185	31,330	N/A	N/A
Total estimated Basel III risk-weighted assets	$145,589	$145,841	N/A	N/A

Estimated Basel III Tier 1 common equity ratio – Non-GAAP calculated under the Standardized Approach	10.1%	9.3%	N/A	N/A

Under the Advanced Approach:
Total risk-weighted assets – Basel I	$114,404	$114,511	$111,180	$109,867
Add: Adjustments (b)	17,179	23,793	33,104	41,816
Total estimated Basel III risk-weighted assets	$131,583	$138,304	$144,284	$151,683

Estimated Basel III Tier 1 common equity ratio – Non-GAAP calculated under the Advanced Approach	11.1%	9.8%	9.8%	9.3%

(a)
At Sept. 30, 2013 and June 30, 2013, the estimated Basel III Tier 1 common equity ratio is based on our interpretation of and expectations regarding the Final Capital Rules released by the Federal Reserve on July 2, 2013, on a fully phased-in basis. For periods prior to June 30, 2013, these ratios were estimated using our interpretation of the NPRs dated June 7, 2012, on a fully phased-in basis.

(b)
Following are the primary differences between risk-weighted assets determined under Basel I and Basel III. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under Basel III both the Standardized and Advanced Approaches use a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under Basel III than Basel I, and Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach for determining risk-weighted assets on certain repo-style transactions. Risk-weighted assets calculated under the Advanced Approach also include the use of internal credit models and parameters as well as an adjustment for operational risk.

N/A – Not applicable.

56 BNY Mellon

Recent accounting and regulatory developments

Proposed Accounting Standards

Proposed ASU - Revenue from Contracts with Customers

In June 2010, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers.” This proposed ASU is the result of a joint project of the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and develop a common standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This proposed ASU would establish a broad principle that would require an entity to identify the contract with a customer, identify the separate performance obligations in the contract, determine the transaction price, allocate the transaction price to the separate performance obligations and recognize revenue when each separate performance obligation is satisfied. In 2011, the FASB and the IASB revised several aspects of the original proposal to include distinguishing between goods and services, segmenting contracts, accounting for warranty obligations and deferring contract origination costs.

In November 2011, the FASB re-exposed the proposed ASU. A final standard is expected to be issued during the fourth quarter of 2013. The FASB and IASB tentatively decided that the effective date of the proposed standard would be annual reporting periods beginning on or after Jan. 1, 2017.

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis.” This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to deconsolidate a portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB is currently evaluating comment letters received. A final ASU is expected to be issued during the second half of 2014.

Proposed ASU - Leases

In May 2013, the FASB and IASB issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. Comments on this proposed ASU were due in

BNY Mellon 57

September 2013. A final standard is expected to be effective no earlier than reporting periods beginning on Jan. 1, 2017.

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require an estimate of the contractual cash flows an entity does not expect to collect on financial assets not measured at fair value through the income statement. The proposal would also change current practice for recognizing OTTI and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. Comments on this proposed ASU were due in May 2013.

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

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. Comments on this proposed ASU were due in May 2013.

Proposed ASU - Reporting Discontinued Operations

In April 2013, the FASB issued a proposed ASU, “Reporting Discontinued Operations.” This proposed ASU would change the criteria and enhance the reporting for discontinued operations. The proposal would also enhance disclosure requirements and add new disclosures for individually material dispositions that do not qualify as discontinued operations. Under the proposal, a discontinued operation is a component of an entity, or group of components of an entity, that either has been disposed of, or is classified as held for sale and (1) is part of a single coordinated plan to dispose of a separate major line of business or separate major geographical area of operations, or (2) is a business that, on acquisition, meets the criteria for classification as held for sale. The proposal no longer precludes the presentation of a discontinued operation if there is significant continuing involvement with the component after the disposal or if there are ongoing operations or cash flows. Under the proposal, for disposals that are material but do not qualify as discontinued operations, disclosures of pre-tax income or losses of the disposed component and a reconciliation of the major classes of assets and liabilities held for sale to the amounts presented separately on the balance sheet would be required. Comments on this proposed ASU were due in August 2013.

58 BNY Mellon

Proposed ASU - Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

In April 2013, the FASB issued a proposed ASU, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This proposed ASU would permit reporting entities that invest in a qualified affordable housing project through a limited liability entity to elect to account for the investment using the effective yield method if certain conditions are met. For those investments in qualified affordable housing projects not accounted for using the effective yield method, the investment would be accounted for as an equity method investment or cost investment in accordance with Topic 970. The amendments in this proposed ASU would be applied retrospectively. Early adoption would be permitted. The effective date will be determined after the FASB Emerging Issues Task Force considers feedback on the proposed ASU. Comments were due in June 2013. A final ASU is expected to be issued during the fourth quarter of 2013.

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

IFRS

IFRS are a set of standards and interpretations adopted by the IASB. The SEC is currently considering a potential IFRS adoption process in the United States, which would, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. The intention of this adoption would be to provide the capital markets community with a single set of high-quality, globally accepted accounting standards. The adoption of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs.

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

In July 2012, the SEC staff released its final report on IFRS. This Final Report will be used by the SEC Commissioners to decide whether and, if so, when and how to incorporate IFRS into the financial reporting system for U.S. companies. The staff has not specifically requested comments on the Final Report. It is not known when the SEC will make a final decision on the adoption of IFRS in the United States.

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

BNY Mellon 59

Update to Internal Controls - Integrated Framework

On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal controls. Updates to the framework were intended to clarify internal control concepts and simplify their use and application. The 1992 framework will remain available during the transition period, which extends to Dec. 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. Along with the 2013 Framework, COSO issued a document containing examples illustrating various approaches to assessing the effectiveness of internal controls.

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

In July 2013, the federal banking agencies finalized the Final Capital Rules revising the capital framework applicable to U.S. BHCs and banks. The Final Capital Rules implement Basel III and certain provisions of the Dodd-Frank Act for U.S. BHCs and banks (including by redefining the components of capital and establishing higher minimum percentages for applicable capital ratios) and substantially revise the agencies’ general risk-based capital rules in a manner designed to make them more risk sensitive. The Final Capital Rules establish a graduated implementation schedule that commences on Jan. 1, 2014 for Advanced Approaches banking organizations, including BNY Mellon and will be principally phased-in by 2019. On Jan. 1, 2014, the applicable transition periods for the revised minimum regulatory capital ratios, definitions of regulatory capital, and regulatory capital adjustments and deductions begin. Also on Jan. 1, 2014, BNY Mellon must begin using the Advanced Approaches rule for determining risk-weighted assets, assuming successful completion of our parallel run. BNY Mellon must: begin using the risk-weightings in the Final Capital Rules’ new Standardized Approach on Jan. 1, 2015; meet the minimum ratios for the capital conservation buffer and countercyclical capital buffer during the transition period which begins on Jan. 1, 2016; and begin compliance with the new Basel III-based supplementary leverage ratio on Jan. 1, 2018.

In general, the Final Capital Rules largely adhere to the rules as initially proposed in June 2012 and as summarized in the Company’s 2012 Annual Report. Consistent with the terms of the Basel III Framework, the Final Capital Rules will, when fully phased-in, require banking institutions to satisfy three minimum risk-based capital ratios:

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

60 BNY Mellon

Under the Final Capital Rules all banking institutions will be subject to a minimum leverage ratio of 4.0% (calculated as the ratio of Tier 1 capital to quarterly average consolidated total assets as reflected on the institution’s consolidated financial statements, net of amounts deducted from capital). In addition, Advanced Approaches banking organizations and their subsidiary insured depository institutions will be subject to a new Basel III-based supplementary leverage ratio of 3% to become effective Jan. 1, 2018 (calculated as the ratio of Tier 1 capital to the sum of quarterly average consolidated total assets as reflected on the institution’s consolidated financial statements, net of amounts deducted from capital, plus certain off-balance sheet items, including the potential future credit exposure of derivative contracts and 10% of the notional amount of unconditionally cancellable commitments).

The Final Capital Rules do not establish new standards for determining if a BHC is “well-capitalized”, which currently requires a Tier 1 capital ratio of 6% and a total capital ratio of 10%. However, the Final Capital Rules establish revised “well-capitalized” thresholds for insured depository institutions under the federal banking agencies’ prompt corrective action framework of:

•	A Tier 1 common equity ratio of at least 6.5%;

•	A Tier 1 capital ratio of at least 8%;

•	A total capital ratio of at least 10%; and

•	A Basel I-based Tier 1 leverage ratio of at least 5%.

At Sept. 30, 2013, BNY Mellon’s Basel I Tier 1 capital to risk-adjusted assets and Total capital to risk-adjusted assets ratios were 15.8% and 16.8%, respectively; and our estimated Basel III Tier 1 common equity ratio (Non-GAAP) was 10.1%, on a fully phased-in basis. For additional information on capital ratios, see “Capital”.

The Final Capital Rules differ, in limited respects, from the 2012 proposed rules. For BNY Mellon, the most notable changes or clarifications in the Final Capital Rules relative to the 2012 proposed rule or prior standards pertain to the application of the phase-out requirements for trust preferred securities and exposure measurement methodologies for securities finance transactions.

Regarding the phase-out requirements contained in Section 171 of the Dodd-Frank Act - the so-called

“Collins Amendment” - the Final Capital Rules clarify the computation date for trust preferred securities. The Final Capital Rules concerning the applicable transition period state that non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 (and that are also outstanding on the effective date of the final rule) may continue to be included in Tier 1 or Tier 2 capital up to the following percentages: Calendar year 2014:  50%; Calendar year 2015:  25%; and Calendar year 2016 and later dates:  0%. Certain non-qualifying instruments no longer eligible for inclusion in Tier 1 capital may still be included in Tier 2 capital over a gradual phase-out schedule terminating in 2022. At Sept. 30, 2013, BNY Mellon had $324 million of outstanding trust preferred securities.

Concerning securities finance transactions, including transactions in which we serve as agent and provide securities replacement indemnification to a securities lender, consistent with the approach in the June 2012 NPRs, the Final Capital Rules do not permit a banking organization to use a simple VaR approach to calculate exposure amounts for repo-style transactions or to use internal models to calculate the exposure amount for the counterparty credit exposure for repo-style transactions under the Standardized Approach. These methodologies are included in the Advanced Approaches.

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

The Final Capital Rules do not address certain matters concerning financial institution capital, liquidity and related matters expected to be the subject of regulation in the near term. These items include U.S. implementation of capital surcharges for G-SIBs (for which BNY Mellon has been provisionally assigned a 1.5% surcharge, as indicated above), Basel III’s liquidity standards, loss absorbency standards designed to facilitate a holding

BNY Mellon 61

company “single point of entry” resolution under Title II of the Dodd-Frank Act, and capital charges designed to discourage overreliance on short-term wholesale funding practices.

Supplementary Leverage Ratio Proposals

As noted above, the U.S. banking agencies’ recently released Final Capital Rules retained their existing Basel I-based leverage ratio (although establishing 4% as the new minimum required leverage ratio and eliminating the existing permission for a banking organization with a composite 1 supervisory rating to comply with a 3% minimum).  They also implement for Advanced Approaches banking organizations, including BNY Mellon, the new 3% Basel III-based supplementary leverage ratio, to become effective Jan. 1, 2018. The Basel Committee and the U.S. banking agencies are each independently considering potential changes to the supplementary leverage ratio that, individually or taken together, could make it substantially more restrictive.

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

On Sept. 30, 2013, the Basel I leverage ratio for The Bank of New York Mellon Corporation was 5.6% and our primary banking subsidiary, The Bank of New York Mellon, was 5.3%.

Proposed Rulemaking Concerning Implementation of Minimum Liquidity Standards

On Oct. 24, 2013 the Federal Reserve approved a notice of proposed rulemaking developed jointly with the OCC and FDIC regarding the U.S. implementation of the Basel III liquidity coverage ratio (the “LCR Notice”). Historically, regulation and monitoring of bank and BHC liquidity have been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The LCR Notice would establish a quantitative liquidity coverage ratio requirement for certain banking organizations, including BNY Mellon, designed to ensure that such organizations maintain an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. In the LCR Notice, the Federal Reserve indicates that the proposed U.S. liquidity coverage ratio is more stringent than the Basel committee proposal in certain elements, including the eligibility of high quality liquid assets and implementation timelines. This proposal is expected to be open for comment until Jan. 31, 2014.

The LCR Notice contains a graduated transition period for implementation. Starting on Jan. 1, 2015, covered companies would be required to meet a liquidity coverage ratio of 80% percent, increasing annually by 10% increments until Jan. 1, 2017, at which time covered companies would be required to meet a liquidity coverage ratio of 100%.

In addition, the Federal Reserve stated that the Basel Committee is completing work on calibration of a net stable funding ratio (“NSFR”), which establishes a complementary one-year liquidity standard. The

62 BNY Mellon

Federal Reserve expects to issue a proposal regarding implementation of this one-year measure after completion of the Basel Committee’s work, and in advance of the NSFR’s effective date of January 2018.

European Central Bank Comprehensive Assessments

On Oct. 23, 2013, the European Central Bank (“ECB”) indicated that certain credit institutions, which due to their size and systemic characteristics fall under direct supervision by the ECB, will undergo a comprehensive assessment, including a balance sheet assessment, according to regulations establishing the single supervisory mechanism, which will enter into force during November 2013.  The Bank of New York Mellon SA/NV, our Belgian banking subsidiary, is included in this exercise.

This assessment is designed to address the relevant factors influencing the risk profile of The Bank of New York Mellon SA/NV.  The assessment is expected to consist of a supervisory risk assessment to review, quantitatively and qualitatively, key risks, including liquidity, leverage and funding, an asset quality review designed to enhance the transparency of bank exposures by reviewing the quality of bank assets, including the adequacy of asset and collateral valuation and related provisions, and a stress test to examine the resilience of banks’ balance sheet to stress scenarios.  It will be conducted by the ECB in cooperation with appropriate national supervisory authorities, with the assistance of private sector consultants and auditors.  It is scheduled to begin during November 2013 and conclude in November 2014.

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

BNY Mellon 63

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Fee and other revenue
Investment services fees:
Asset servicing	$964	$988	$942	$2,921	$2,835
Issuer services	322	294	311	853	837
Clearing services	315	321	287	940	899
Treasury services	137	139	138	417	408
Total investment services fees	1,738	1,742	1,678	5,131	4,979
Investment management and performance fees	821	848	779	2,491	2,321
Foreign exchange and other trading revenue	160	207	182	528	553
Distribution and servicing	43	45	48	137	140
Financing-related fees	44	44	46	129	127
Investment and other income	135	269	124	476	311
Total fee revenue	2,941	3,155	2,857	8,892	8,431
Net securities gains—including other-than-temporary impairment	24	35	45	107	167
Noncredit-related gains on securities not expected to be sold (recognized in other comprehensive income)	2	3	23	5	55
Net securities gains	22	32	22	102	112
Total fee and other revenue	2,963	3,187	2,879	8,994	8,543
Operations of consolidated investment management funds
Investment income	134	159	151	439	456
Interest of investment management fund note holders	102	94	104	292	309
Income from consolidated investment management funds	32	65	47	147	147
Net interest revenue
Interest revenue	855	836	877	2,506	2,664
Interest expense	83	79	128	258	416
Net interest revenue	772	757	749	2,248	2,248
Provision for credit losses	2	(19)	(5)	(41)	(19)
Net interest revenue after provision for credit losses	770	776	754	2,289	2,267
Noninterest expense
Staff	1,516	1,509	1,436	4,497	4,304
Professional, legal and other purchased services	296	317	292	908	900
Net occupancy	153	159	149	475	437
Software	147	157	127	444	373
Distribution and servicing	108	111	109	325	313
Furniture and equipment	79	81	81	248	249
Business development	63	90	60	221	187
Sub-custodian	71	77	65	212	205
Other	249	215	265	771	739
Amortization of intangible assets	81	93	95	260	288
Merger and integration, litigation and restructuring charges	16	13	26	68	513
Total noninterest expense	2,779	2,822	2,705	8,429	8,508
Income
Income before income taxes	986	1,206	975	3,001	2,449
(Benefit) provision for income taxes	(2)	321	225	1,365	572
Net income	988	885	750	1,636	1,877
Net (income) attributable to noncontrolling interests (includes $(8), $(39), $(25), $(63) and $(65) related to consolidated investment management funds, respectively)	(8)	(40)	(25)	(64)	(67)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	980	845	725	1,572	1,810
Preferred stock dividends	(13)	(12)	(5)	(38)	(5)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$967	$833	$720	$1,534	$1,805

64 BNY Mellon

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$967	$833	$720	$1,534	$1,805
Less: Earnings allocated to participating securities	18	15	11	27	26
Change in the excess of redeemable value over the fair value of noncontrolling interests	—	—	—	1	(5)
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share	$949	$818	$709	$1,506	$1,784

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Basic	1,148,724	1,152,545	1,169,674	1,153,327	1,181,614
Common stock equivalents	17,236	15,589	11,222	16,242	10,031
Less: Participating securities	(13,281)	(12,153)	(9,362)	(12,618)	(8,336)
Diluted	1,152,679	1,155,981	1,171,534	1,156,951	1,183,309

Anti-dilutive securities (a)	58,735	78,825	90,785	77,758	91,862

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b)	Quarter ended			Year-to-date
(in dollars)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Basic	$0.83	$0.71	$0.61	$1.31	$1.51
Diluted	$0.82	$0.71	$0.61	$1.30	$1.51

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

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Net income	$988	$885	$750	$1,636	$1,877
Other comprehensive income, net of tax:
Foreign currency translation adjustments	385	5	169	81	76
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(72)	(736)	638	(814)	1,072
Reclassification adjustment	(2)	(17)	(15)	(49)	(74)
Total unrealized gain (loss) on assets available-for-sale	(74)	(753)	623	(863)	998
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	31	31	28	105	79
Total defined benefit plans	31	31	28	105	79
Net unrealized gain (loss) on cash flow hedges	12	(9)	1	4	4
Total other comprehensive income (loss), net of tax (a)	354	(726)	821	(673)	1,157
Net (income) attributable to noncontrolling interests	(8)	(40)	(25)	(64)	(67)
Other comprehensive (income) attributable to noncontrolling interests	(42)	(10)	(12)	(23)	(1)
Net comprehensive income	$1,292	$109	$1,534	$876	$2,966

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $312 million for the quarter ended Sept. 30, 2013, $(736) million for the quarter ended June 30, 2013, $809 million for the quarter ended Sept. 30, 2012, $(696) million for the nine months ended Sept. 30, 2013 and $1,156 million for the nine months ended Sept. 30, 2012.

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30, 2013	Dec. 31, 2012
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$7,304	$4,727
Interest-bearing deposits with the Federal Reserve and other central banks	95,519	90,110
Interest-bearing deposits with banks	41,390	43,910
Federal funds sold and securities purchased under resale agreements	9,191	6,593
Securities:
Held-to-maturity (fair value of $20,300 and $8,389)	20,358	8,205
Available-for-sale	77,099	92,619
Total securities	97,457	100,824
Trading assets	12,101	9,378
Loans	50,138	46,629
Allowance for loan losses	(206)	(266)
Net loans	49,932	46,363
Premises and equipment	1,569	1,659
Accrued interest receivable	545	593
Goodwill	18,025	18,075
Intangible assets	4,527	4,809
Other assets (includes $1,570 and $1,321, at fair value)	22,701	20,468
Subtotal assets of operations	360,261	347,509
Assets of consolidated investment management funds, at fair value:
Trading assets	10,725	10,961
Other assets	966	520
Subtotal assets of consolidated investment management funds, at fair value	11,691	11,481
Total assets	$371,952	$358,990
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$87,303	$93,019
Interest-bearing deposits in U.S. offices	58,505	53,826
Interest-bearing deposits in Non-U.S. offices	109,752	99,250
Total deposits	255,560	246,095
Federal funds purchased and securities sold under repurchase agreements	9,737	7,427
Trading liabilities	9,022	8,176
Payables to customers and broker-dealers	15,293	16,095
Commercial paper	1,851	338
Other borrowed funds	844	1,380
Accrued taxes and other expenses	6,467	7,316
Other liabilities (including allowance for lending-related commitments of $133 and $121, also includes $443 and $704, at fair value)	5,848	6,010
Long-term debt (includes $326 and $345, at fair value)	18,889	18,530
Subtotal liabilities of operations	323,511	311,367
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,380	10,152
Other liabilities	78	29
Subtotal liabilities of consolidated investment management funds, at fair value	10,458	10,181
Total liabilities	333,969	321,548
Temporary equity
Redeemable noncontrolling interests	203	178
Permanent equity
Preferred stock - par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 10,826 shares	1,562	1,068
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,264,234,315 and 1,254,182,209 shares	13	13
Additional paid-in capital	23,903	23,485
Retained earnings	15,639	14,622
Accumulated other comprehensive loss, net of tax	(1,339)	(643)
Less: Treasury stock of 115,712,764 and 90,691,868 common shares, at cost	(2,819)	(2,114)
Total The Bank of New York Mellon Corporation shareholders’ equity	36,959	36,431
Nonredeemable noncontrolling interests of consolidated investment management funds	821	833
Total permanent equity	37,780	37,264
Total liabilities, temporary equity and permanent equity	$371,952	$358,990
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2013	2012
Operating activities
Net income	$1,636	$1,877
Net (income) attributable to noncontrolling interests	(64)	(67)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,572	1,810
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(41)	(19)
Pension plan contribution	(30)	(31)
Depreciation and amortization	1,051	911
Deferred tax expense (benefit)	315	(87)
Net securities (gains) and venture capital (income)	(103)	(117)
Change in trading activities	(1,866)	(1,646)
Change in accruals and other, net	(953)	452
Net cash (used for) provided by operating activities	(55)	1,273
Investing activities
Change in interest-bearing deposits with banks	3,997	(4,324)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(5,409)	17,125
Purchases of securities held-to-maturity	(6,737)	(3,477)
Paydowns of securities held-to-maturity	1,107	490
Maturities of securities held-to-maturity	31	549
Purchases of securities available-for-sale	(19,787)	(37,158)
Sales of securities available-for-sale	14,824	6,180
Paydowns of securities available-for-sale	7,854	7,253
Maturities of securities available-for-sale	2,339	6,011
Net change in loans	(3,586)	(1,878)
Sales of loans and other real estate	104	176
Change in federal funds sold and securities purchased under resale agreements	(2,598)	(1,243)
Change in seed capital investments	(144)	64
Purchases of premises and equipment/capitalized software	(372)	(453)
Proceeds from the sale of premises and equipment	—	5
Acquisitions, net of cash	(17)	(7)
Dispositions, net cash	84	—
Other, net	(227)	312
Net cash (used for) investing activities	(8,537)	(10,375)
Financing activities
Change in deposits	8,741	3,327
Change in federal funds purchased and securities sold under repurchase agreements	2,310	6,183
Change in payables to customers and broker-dealers	(802)	1,004
Change in other borrowed funds	(541)	(1,013)
Change in commercial paper	1,513	1,268
Net proceeds from the issuance of long-term debt	2,696	1,264
Repayments of long-term debt	(1,928)	(1,768)
Proceeds from the exercise of stock options	171	9
Issuance of preferred stock	494	1,036
Issuance of common stock	19	19
Treasury stock acquired	(705)	(976)
Common cash dividends paid	(505)	(469)
Preferred cash dividends paid	(38)	(5)
Other, net	(181)	27
Net cash provided by financing activities	11,244	9,906
Effect of exchange rate changes on cash	(75)	12
Change in cash and due from banks
Change in cash and due from banks	2,577	816
Cash and due from banks at beginning of period	4,727	4,175
Cash and due from banks at end of period	$7,304	$4,991
Supplemental disclosures
Interest paid	$286	$405
Income taxes paid	305	584
Income taxes refunded	24	7
See accompanying Notes to Consolidated Financial Statements.

68 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2012	$1,068	$13	$23,485	$14,622	$(643)	$(2,114)	$833	$37,264	(a)	$178
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		35
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(28)
Other net changes in noncontrolling interests	—	—	20	—	—	—	(95)	(75)		14
Net income	—	—	—	1,572	—	—	63	1,635		1
Other comprehensive income (loss)	—	—	—	(12)	(696)	—	20	(688)		3
Dividends:
Common stock at $0.43 per share	—	—	—	(505)	—	—	—	(505)		—
Preferred stock	—	—	—	(38)	—	—	—	(38)		—
Repurchase of common stock	—	—	—	—	—	(705)	—	(705)		—
Common stock issued under:
Employee benefit plans	—	—	19	—	—	—	—	19		—
Direct stock purchase and dividend reinvestment plan	—	—	15	—	—	—	—	15		—
Preferred stock issued	494	—	—	—	—	—	—	494		—
Stock awards and options exercised	—	—	364	—	—	—	—	364		—
Balance at Sept. 30, 2013	$1,562	$13	$23,903	$15,639	$(1,339)	$(2,819)	$821	$37,780	(a)	$203

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,363 million at Dec. 31, 2012 and $35,397 million at Sept. 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 69

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we record the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability are recorded through the income statement. Contingent payments totaled $13 million in the third quarter of 2013 and $17 million in the first nine months of 2013.

At Sept. 30, 2013, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could range from $0 million to $11 million over the next nine months.

Dispositions in 2013

On May 31, 2013, BNY Mellon sold SourceNet Solutions, our accounts payable outsourcing support services provider that was part of our Investment Services business, for $11 million. As a result of this sale, we recorded a pre-tax gain of $2 million and an after-tax gain of $10 million.

On Sept. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, sold Newton’s private client business, for $120 million. As a result of this sale, we recorded a pre-tax gain of $27 million and an after-tax gain of $5 million. In addition, goodwill of $69 million and customer relationship intangible assets of $7 million were removed from the balance sheet as a result of this sale.

Acquisitions in 2012

On Oct 1, 2012, BNY Mellon acquired the remaining 50% interest of the WestLB Mellon Asset Management joint venture for cash of $22 million, plus a contingent payment of $13 million which was paid in August 2013, upon the occurrence of certain events. We later renamed the unit Meriten Investment Management GmbH. Goodwill related to this acquisition totaled $70 million and is included in our Investment Management business. This goodwill is not deductible for tax purposes. Customer relationship intangible assets related to this acquisition are included in our Investment Management business, with a life of eight years, and totaled $23 million.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2013 and Dec. 31, 2012.

Securities at Sept. 30, 2013	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$10,730	$135	$434	$10,431
U.S. Government agencies	1,067	18	4	1,081
State and political subdivisions	6,737	70	87	6,720
Agency RMBS	26,817	334	480	26,671
Alt-A RMBS	231	37	10	258
Prime RMBS	533	5	12	526
Subprime RMBS	440	7	39	408
Other RMBS	2,306	41	79	2,268
Commercial MBS	2,524	70	31	2,563
Agency commercial MBS	1,307	3	21	1,289
Asset-backed CLOs	1,521	10	3	1,528
Other asset-backed securities	2,501	5	10	2,496
Foreign covered bonds	2,779	152	76	2,855
Corporate bonds	1,484	37	17	1,504
Other debt securities	12,638	141	11	12,768	(a)
Equity securities	17	6	—	23
Money market funds	941	—	—	941
Alt-A RMBS (b)	1,406	388	2	1,792
Prime RMBS (b)	697	154	1	850
Subprime RMBS (b)	111	16	—	127
Total securities available-for-sale	76,787	1,629	1,317	77,099
Held-to-maturity:
U.S. Treasury	3,324	35	52	3,307
U.S. Government agencies	419	—	10	409
State and political subdivisions	54	1	—	55
Agency RMBS	15,011	118	137	14,992
Alt-A RMBS	91	10	3	98
Prime RMBS	77	1	1	77
Subprime RMBS	28	—	—	28
Other RMBS	627	23	39	611
Commercial MBS	21	—	1	20
Other securities	706	—	3	703
Total securities held-to-maturity	20,358	188	246	20,300
Total securities	$97,145	$1,817	$1,563	$97,399

(a)	Includes $10.6 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Securities at Dec. 31, 2012	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$17,539	$467	$3	$18,003
U.S. Government agencies	1,044	30	—	1,074
State and political subdivisions	6,039	112	29	6,122
Agency RMBS	33,355	846	8	34,193
Alt-A RMBS	255	40	16	279
Prime RMBS	728	9	9	728
Subprime RMBS	508	6	62	452
Other RMBS	2,850	53	109	2,794
Commercial MBS	3,031	153	45	3,139
Asset-backed CLOs	1,285	7	10	1,282
Other asset-backed securities	2,123	11	3	2,131
Foreign covered bonds	3,596	122	—	3,718
Corporate bonds	1,525	63	3	1,585
Other debt securities	11,516	276	—	11,792	(a)
Equity securities	23	4	—	27
Money market funds	2,190	—	—	2,190
Alt-A RMBS (b)	1,574	400	4	1,970
Prime RMBS (b)	833	177	—	1,010
Subprime RMBS (b)	113	17	—	130
Total securities available-for-sale	90,127	2,793	301	92,619
Held-to-maturity:
U.S. Treasury	1,011	59	—	1,070
State and political subdivisions	67	2	—	69
Agency RMBS	5,879	139	1	6,017
Alt-A RMBS	111	9	6	114
Prime RMBS	97	1	1	97
Subprime RMBS	28	—	1	27
Other RMBS	983	36	52	967
Commercial MBS	26	—	1	25
Other securities	3	—	—	3
Total securities held-to-maturity	8,205	246	62	8,389
Total securities	$98,332	$3,039	$363	$101,008

(a)	Includes $9.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Net securities gains (losses)
(in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
Realized gross gains	$29	$51	$32	$137	$216
Realized gross losses	(4)	(1)	(4)	(10)	(9)
Recognized gross impairments	(3)	(18)	(6)	(25)	(95)
Total net securities gains	$22	$32	$22	$102	$112

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities

At Sept. 30, 2013, substantially all of the unrealized losses on the investment securities portfolio were attributable to an increase in interest rates and credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at Sept. 30, 2013	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$4,849	$434	$—	$—	$4,849	$434
U.S. Government agencies	97	4	—	—	97	4
State and political subdivisions	2,883	81	139	6	3,022	87
Agency RMBS	11,898	475	84	5	11,982	480
Alt-A RMBS	16	9	34	1	50	10
Prime RMBS	113	3	180	9	293	12
Subprime RMBS	—	—	384	39	384	39
Other RMBS	102	28	630	51	732	79
Commercial MBS	512	21	167	10	679	31
Agency commercial MBS	1,096	21	—	—	1,096	21
Asset-backed CLOs	488	1	109	2	597	3
Other asset-backed securities	1,579	9	6	1	1,585	10
Foreign covered bonds	1,164	76	—	—	1,164	76
Corporate bonds	285	17	—	—	285	17
Other debt securities	2,514	11	—	—	2,514	11
Alt-A RMBS (a)	33	1	22	1	55	2
Prime RMBS (a)	30	1	6	—	36	1
Total securities available-for-sale	$27,659	$1,192	$1,761	$125	$29,420	$1,317
Held-to-maturity:
U.S. Treasury	$1,920	$45	$490	$7	2,410	52
U.S. Government agencies	408	10	—	—	408	10
Agency RMBS	13,653	137	—	—	13,653	137
Alt-A RMBS	17	—	21	3	38	3
Prime RMBS	—	—	47	1	47	1
Other RMBS	145	—	439	39	584	39
Commercial MBS	—	—	20	1	20	1
Other securities	633	3	—	—	633	3
Total securities held-to-maturity	$16,776	$195	$1,017	$51	$17,793	$246
Total temporarily impaired securities	$44,435	$1,387	$2,778	$176	$47,213	$1,563

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2012	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$956	$3	$—	$—	$956	$3
State and political subdivisions	1,139	7	173	22	1,312	29
Agency RMBS	1,336	8	96	—	1,432	8
Alt-A RMBS	31	13	39	3	70	16
Prime RMBS	110	2	253	7	363	9
Subprime RMBS	13	3	397	59	410	62
Other RMBS	64	19	670	90	734	109
Commercial MBS	131	1	310	44	441	45
Asset-backed CLOs	314	1	321	9	635	10
Other asset-backed securities	779	2	7	1	786	3
Corporate bonds	178	3	—	—	178	3
Alt-A RMBS (a)	22	—	30	4	52	4
Total securities available-for-sale	$5,073	$62	$2,296	$239	$7,369	$301
Held-to-maturity:
Agency RMBS	$234	$1	$—	$—	$234	$1
Alt-A RMBS	38	—	24	6	62	6
Prime RMBS	—	—	56	1	56	1
Subprime RMBS	—	—	24	1	24	1
Other RMBS	413	—	373	52	786	52
Commercial MBS	—	—	25	1	25	1
Total securities held-to-maturity	$685	$1	$502	$61	$1,187	$62
Total temporarily impaired securities	$5,758	$63	$2,798	$300	$8,556	$363

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2013.

Maturity distribution and yield on investment securities at Sept. 30, 2013	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$1,664	1.21%	$362	1.22%	$439	0.86%	$4,370	1.18%	$—	—%	$6,835
Over 1 through 5 years	3,656	0.93	585	1.89	3,177	1.85	10,902	1.04	—	—	18,320
Over 5 through 10 years	1,333	2.86	134	1.65	2,804	3.29	1,855	2.77	—	—	6,126
Over 10 years	3,778	3.12	—	—	300	2.48	—	—	—	—	4,078
Mortgage-backed securities	—	—	—	—	—	—	—	—	36,752	2.60	36,752
Asset-backed securities	—	—	—	—	—	—	—	—	4,024	1.18	4,024
Equity securities (b)	—	—	—	—	—	—	—	—	964	—	964
Total	$10,431	2.01%	$1,081	1.63%	$6,720	2.42%	$17,127	1.26%	$41,740	2.40%	$77,099
Securities held-to-maturity:
One year or less	$—	—%	$—	—%	$—	—%	$3	0.15%	$—	—%	$3
Over 1 through 5 years	2,379	1.21	308	1.18	—	—	703	0.54	—	—	3,390
Over 5 through 10 years	945	2.22	111	1.61	34	6.74	—	—	—	—	1,090
Over 10 years	—	—	—	—	20	4.48	—	—	—	—	20
Mortgage-backed securities	—	—	—	—	—	—	—	—	15,855	2.67	15,855
Total	$3,324	1.49%	$419	1.29%	$54	5.90%	$706	0.54%	$15,855	2.67%	$20,358

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

74 BNY Mellon

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust we established in connection with the restructuring of our investment securities portfolio in 2009, at Sept. 30, 2013 and Dec. 31, 2012.

Projected weighted-average default rates and loss severities
	Sept. 30, 2013		Dec. 31, 2012
	Default rate	Severity	Default rate	Severity
Alt-A	41%	57%	43%	57%
Subprime	58%	71%	61%	72%
Prime	23%	42%	24%	43%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q13	2Q13	3Q12	YTD13	YTD12
U.S. Treasury	$22	$31	$—	$49	$82
Commercial MBS	—	7	—	15	—
Foreign covered bonds	—	—	—	8	—
Sovereign debt	1	—	15	2	83
Non-agency RMBS	(4)	(3)	(3)	(3)	(44)
European floating rate notes	3	(10)	(6)	(3)	(29)
Corporate bonds	—	—	10	—	19
Other	—	7	6	34	1
Total net securities gains	$22	$32	$22	$102	$112

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

Debt securities credit loss roll forward
(in millions)	3Q13	3Q12
Beginning balance as of June 30	$164	$333
Add: Initial OTTI credit losses	—	2
Subsequent OTTI credit losses	3	4
Less: Realized losses for securities sold	2	77
Ending balance as of Sept. 30	$165	$262

Debt securities credit loss roll forward	Year-to-date
(in millions)	2013	2012
Beginning balance as of Jan. 1	$288	$253
Add: Initial OTTI credit losses	16	52
Subsequent OTTI credit losses	10	42
Less: Realized losses for securities sold	149	85
Ending balance as of Sept. 30	$165	$262

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan distribution and industry concentrations of credit risk at Sept. 30, 2013 and Dec. 31, 2012.

Loans	Sept. 30, 2013	Dec. 31, 2012
(in millions)
Domestic:
Financial institutions	$3,725	$5,455
Commercial	1,544	1,306
Wealth management loans and mortgages	9,381	8,796
Commercial real estate	1,970	1,677
Lease financings (a)	1,278	1,329
Other residential mortgages	1,433	1,632
Overdrafts	1,487	2,228
Other	701	639
Margin loans	15,146	13,397
Total domestic	36,665	36,459
Foreign:
Financial institutions	8,950	5,833
Commercial	100	111
Wealth management loans and mortgages	63	68
Commercial real estate	17	63
Lease financings (a)	954	1,025
Other (primarily overdrafts)	3,389	3,070
Total foreign	13,473	10,170
Total loans	$50,138	$46,629

(a)	Net of unearned income on domestic and foreign lease financings of $1,041 million at Sept. 30, 2013 and $1,135 million at Dec. 31, 2012.

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$93	$30	$34	$41	$19	$75	$—		$45	$337
Charge-offs	(1)	—	—	—	—	(1)	—		—	(2)
Recoveries	—	—	—	—	—	1	—		1	2
Net (charge-offs) recoveries	(1)	—	—	—	—	—	—		1	—
Provision	(1)	2	7	(2)	(1)	(5)	—		2	2
Ending balance	$91	$32	$41	$39	$18	$70	$—		$48	$339
Allowance for:
Loans losses	$17	$19	$7	$39	$14	$70	$—		$40	$206
Unfunded commitments	74	13	34	—	4	—	—		8	133
Individually evaluated for impairment:
Loan balance	$15	$3	$1	$—	$13	$—	$—		$9	$41
Allowance for loan losses	3	1	—	—	3	—	—		4	11
Collectively evaluated for impairment:
Loan balance	$1,529	$1,967	$3,724	$1,278	$9,368	$1,433	$17,334	(a)	$13,464	$50,097
Allowance for loan losses	14	18	7	39	11	70	—		36	195

(a)	Includes $1,487 million of domestic overdrafts, $15,146 million of margin loans and $701 million of other loans at Sept. 30, 2013.

Allowance for credit losses activity for the quarter ended June 30, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Charge-offs	—	—	—	—	—	(3)	—		—	(3)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	—	—	—	—	—	(2)	—		—	(2)
Provision	(4)	(1)	1	2	(10)	(4)	(2)		(1)	(19)
Ending balance	$93	$30	$34	$41	$19	$75	$—		$45	$337
Allowance for:
Loans losses	$19	$18	$7	$41	$15	$75	$—		$37	$212
Unfunded commitments	74	12	27	—	4	—	—		8	125
Individually evaluated for impairment:
Loan balance	$54	$15	$2	$—	$14	$—	$—		$9	$94
Allowance for loan losses	3	1	—	—	3	—	—		4	11
Collectively evaluated for impairment:
Loan balance	$1,457	$2,060	$3,944	$1,282	$9,176	$1,505	$16,853	(a)	$13,936	$50,213
Allowance for loan losses	16	17	7	41	12	75	—		33	201

(a)	Includes $1,762 million of domestic overdrafts, $14,434 million of margin loans and $657 million of other loans at June 30, 2013.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2012					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$103	$33	$39	$56	$26	$153	$—		$57	$467
Charge-offs	(1)	—	(4)	—	—	(3)	—		—	(8)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs)	(1)	—	(4)	—	—	(1)	—		—	(6)
Provision	(4)	2	2	(1)	7	(11)	2		(2)	(5)
Ending balance	$98	$35	$37	$55	$33	$141	$2		$55	$456
Allowance for:
Loans losses	$32	$26	$11	$55	$28	$141	$1		$45	$339
Unfunded commitments	66	9	26	—	5	—	1		10	117
Individually evaluated for impairment:
Loan balance	$60	$28	$3	$—	$38	$—	$—		$9	$138
Allowance for loan losses	12	5	—	—	7	—	—		4	28
Collectively evaluated for impairment:
Loan balance	$727	$1,652	$4,439	$1,444	$8,177	$1,701	$15,791	(a)	$11,820	$45,751
Allowance for loan losses	20	21	11	55	21	141	1		41	311

(a)	Includes $2,070 million of domestic overdrafts, $13,036 million of margin loans and $685 million of other loans at Sept. 30, 2012.

Allowance for credit losses activity for the nine months ended Sept. 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$104	$30	$36	$49	$30	$88	$2	$48	$387
Charge-offs	(3)	—	—	—	—	(7)	—	—	(10)
Recoveries	—	—	—	—	—	2	—	1	3
Net (charge-offs)	(3)	—	—	—	—	(5)	—	1	(7)
Provision	(10)	2	5	(10)	(12)	(13)	(2)	(1)	(41)
Ending balance	$91	$32	$41	$39	$18	$70	$—	$48	$339

Allowance for credit losses activity for the nine months ended Sept. 30, 2012					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$91	$34	$63	$66	$29	$156	$—	$58	$497
Charge-offs	(1)	—	(8)	—	—	(19)	—	—	(28)
Recoveries	1	—	—	—	—	5	—	—	6
Net (charge-offs)	—	—	(8)	—	—	(14)	—	—	(22)
Provision	7	1	(18)	(11)	4	(1)	2	(3)	(19)
Ending balance	$98	$35	$37	$55	$33	$141	$2	$55	$456

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets	Sept. 30, 2013	Dec. 31, 2012
(in millions)
Nonperforming loans:
Other residential mortgages	$128	$158
Commercial	15	27
Wealth management loans and mortgages	12	30
Foreign loans	9	9
Commercial real estate	4	18
Financial institutions	1	3
Total nonperforming loans	169	245
Other assets owned	3	4
Total nonperforming assets (a)	$172	$249

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $31 million at Sept. 30, 2013 and $174 million at Dec. 31, 2012. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At Sept. 30, 2013, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest	3Q13	2Q13	3Q12	YTD13	YTD12
(in millions)
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$1	$2	$1	$3
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$3	$3	$3	$8	$12

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	Sept. 30, 2013		June 30, 2013		Sept. 30, 2012
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$30	$—	$50	$1	$61	$1
Commercial real estate	2	—	2	—	26	—
Financial institutions	—	—	1	—	1	—
Wealth management loans and mortgages	10	—	19	—	28	—
Foreign	9	—	9	—	9	—
Total impaired loans with an allowance	51	—	81	1	125	1
Impaired loans without an allowance:
Commercial	4	—	4	—	—	—
Commercial real estate	7	—	13	—	2	—
Financial institutions	2	—	2	—	2	—
Wealth management loans and mortgages	4	—	4	—	6	—
Total impaired loans without an allowance (a)	17	—	23	—	10	—
Total impaired loans	$68	$—	$104	$1	$135	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	Sept. 30, 2013		Sept. 30, 2012
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$43	$1	$53	$3
Commercial real estate	6	—	31	—
Financial institutions	—	—	9	—
Wealth management loans and mortgages	18	—	28	—
Foreign	9	—	10	—
Total impaired loans with an allowance	76	1	131	3
Impaired loans without an allowance:
Commercial	2	—	—	—
Commercial real estate	7	—	3	—
Financial institutions	2	—	2	—
Wealth management loans and mortgages	4	—	4	—
Total impaired loans without an allowance (a)	15	—	9	—
Total impaired loans	$91	$1	$140	$3

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2013			Dec. 31, 2012
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$15	$19	$3	$57	$61	$12
Commercial real estate	2	3	1	15	16	1
Financial institutions	—	—	—	1	1	—
Wealth management loans and mortgages	10	10	3	28	28	7
Foreign	9	17	4	9	17	4
Total impaired loans with an allowance	36	49	11	110	123	24
Impaired loans without an allowance:
Commercial	—	—	N/A	—	—	N/A
Commercial real estate	1	2	N/A	2	2	N/A
Financial institutions	1	7	N/A	1	8	N/A
Wealth management loans and mortgages	3	3	N/A	4	4	N/A
Total impaired loans without an allowance (b)	5	12	N/A	7	14	N/A
Total impaired loans (c)	$41	$61	$11	$117	$137	$24

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of $1 million and $2 million of impaired loans in amounts individually less than $1 million at Sept. 30, 2013 and Dec. 31, 2012, respectively. The allowance for loan loss associated with these loans totaled less than $1 million at both Sept. 30, 2013 and Dec. 31, 2012.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	Sept. 30, 2013				Dec. 31, 2012
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Commercial real estate	$28	$3	$—	$31	$44	$—	$—	$44
Wealth management loans and mortgages	23	3	6	32	33	7	1	41
Commercial	—	—	—	—	—	60	—	60
Other residential mortgages	24	4	7	35	50	9	5	64
Total domestic	75	10	13	98	127	76	6	209
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$75	$10	$13	$98	$127	$76	$6	$209

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

The following table presents TDRs that occurred in the third quarter of 2013, second quarter of 2013 and the third quarter of 2012.

TDRs	3Q13			2Q13			3Q12
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	34	$8	$9	28	$5	$7	48	$14	$14
Wealth management loans and mortgages	—	—	—	—	—	—	4	2	2
Total TDRs	34	$8	$9	28	$5	$7	52	$16	$16

Other residential mortgages

The modifications of the other residential mortgage loans in the third quarter of 2013, second quarter of 2013 and third quarter of 2012 consisted of reducing the stated interest rates, and in certain cases, a forbearance of default and extending the maturity dates. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Wealth management loans and mortgages

The modifications of the wealth management loans and mortgages in the third quarter of 2012 consisted of changes in payment terms and extensions of the maturity dates. The difference between the book value of the loan and the estimated fair value of the collateral is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 10 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the third quarter of 2013. The total recorded investment of these loans was $2 million.

BNY Mellon 81

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

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec 31, 2012
Investment grade	$1,287	$1,064	$1,514	$1,289	$11,003	$9,935
Noninvestment grade	357	353	473	451	1,672	1,353
Total	$1,644	$1,417	$1,987	$1,740	$12,675	$11,288

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2013	Dec. 31, 2012
Wealth management loans:
Investment grade	$4,687	$4,597
Noninvestment grade	63	125
Wealth management mortgages	4,694	4,142
Total	$9,444	$8,864

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2013.

At Sept. 30, 2013, the private wealth mortgage portfolio was comprised of the following geographic concentrations: New York - 22%; California - 21%; Massachusetts - 16%; Florida - 8%; and other - 33%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,433 million at Sept. 30, 2013 and $1,632 million at Dec. 31, 2012. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2013 are $434 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2013, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 22% of the serviced loan

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4,837 million at Sept. 30, 2013 and $5,298 million at Dec. 31, 2012. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $15,146 million of secured margin loans on our balance sheet at Sept. 30, 2013 compared with $13,397 million at Dec. 31, 2012. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

Matter related to Sentinel

BNY Mellon loaned $312 million to an asset manager, Sentinel Management Group, Inc. (“Sentinel”), secured by securities and cash.  Sentinel filed for bankruptcy in 2007, and BNY Mellon’s status as a secured lender is the subject of continuing litigation.  In 2010, the district court ruled in favor of BNY Mellon, and the loan was repaid. An appellate court reversed the district court’s ruling on Aug. 26, 2013, and remanded to the district court for further proceedings.  BNY Mellon held no loans to Sentinel at Sept. 30, 2013. Our status as a secured creditor is subject to ongoing litigation and therefore the loan could be reestablished at some point in the future. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

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

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2012	$9,508	$8,517	$50	$18,075
Disposition	(69)	—	—	(69)
Foreign exchange translation	(11)	13	—	2
Other (a)	17	—	—	17
Balance at Sept. 30, 2013	$9,445	$8,530	$50	$18,025

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$9,373	$8,491	$40	$17,904
Foreign exchange translation	62	20	—	82
Other (a)	(1)	(11)	10	(2)
Balance at Sept. 30, 2012	$9,434	$8,500	$50	$17,984

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business. In the second quarter of 2013, we recorded an $8 million impairment charge related to the write-down of the value of a customer contract intangible in the Investment Services business to its fair value.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services		Other	Consolidated
Balance at Dec. 31, 2012	$2,228	$1,732		$849	$4,809
Disposition	(7)	(1)		—	(8)
Amortization	(113)	(147)	(a)	—	(260)
Foreign exchange translation	(1)	1		—	—
Other (b)	(13)	(1)		—	(14)
Balance at Sept. 30, 2013	$2,094	$1,584		$849	$4,527

(a)	Includes an $8 million intangible asset impairment recorded in the second quarter of 2013.

(b)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2011	$2,382	$1,922	$848	$5,152
Amortization	(144)	(144)	—	(288)
Foreign exchange translation	16	2	—	18
Other (a)	—	(1)	1	—
Balance at Sept. 30, 2012	$2,254	$1,779	$849	$4,882

(a)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2013				Dec. 31, 2012
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,053	$(1,426)	$627	12 years	$761
Customer contracts—Investment Services	2,350	(1,156)	1,194	12 years	1,335
Other	76	(58)	18	5 years	25
Total subject to amortization	4,479	(2,640)	1,839	12 years	2,121
Not subject to amortization: (a)
Trade name	1,368	N/A	1,368	N/A	1,368
Customer relationships	1,320	N/A	1,320	N/A	1,320
Total not subject to amortization	2,688	N/A	2,688	N/A	2,688
Total intangible assets	$7,167	$(2,640)	$4,527	N/A	$4,809

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2013	$344
2014	301
2015	269
2016	240
2017	215

Note 7 - Other assets

Other assets	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Accounts receivable	$5,529	$4,255
Corporate/bank owned life insurance	4,424	4,360
Equity in joint venture and other investments (a)	3,021	2,664
Income taxes receivable	2,399	3,099
Fails to deliver	2,076	1,148
Software	1,210	1,117
Fair value of hedging derivatives	1,187	989
Prepaid pension assets	470	419
Prepaid expenses	438	508
Due from customers on acceptances	211	376
Other	1,736	1,533
Total other assets	$22,701	$20,468

(a)	Includes Federal Reserve Bank stock of $440 million and $436 million, respectively, at cost.

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

Seed capital and private equity investments valued using NAV
	Sept. 30, 2013				Dec. 31, 2012
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$210	$27	Monthly-yearly	3-45 days	$153	$31	Monthly-yearly	3-45 days
Private equity funds (b)	85	12	N/A	N/A	99	13	N/A	N/A
Total	$295	$39			$252	$44

(a)	Other funds include various market neutral, leveraged loans, hedge funds, real estate and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

N/A - Not applicable.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2013	June 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Interest revenue
Non-margin loans	$169	$171	$167	$505	$505
Margin loans	41	40	42	119	126
Securities:
Taxable	460	453	477	1,354	1,464
Exempt from federal income taxes	25	23	24	72	59
Total securities	485	476	501	1,426	1,523
Deposits in banks	70	68	99	209	306
Deposits with the Federal Reserve and other central banks	39	31	33	101	115
Federal funds sold and securities purchased under resale agreements	13	10	8	33	26
Trading assets	38	40	27	113	63
Total interest revenue	855	836	877	2,506	2,664
Interest expense
Deposits	26	27	36	83	122
Federal funds purchased and securities sold under repurchase agreements	(4)	(6)	(2)	(13)	(2)
Trading liabilities	9	11	7	29	17
Other borrowed funds	1	1	3	4	14
Customer payables	2	2	2	6	6
Long-term debt	49	44	82	149	259
Total interest expense	83	79	128	258	416
Net interest revenue	$772	$757	$749	$2,248	$2,248

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)				Quarter ended
	Sept. 30, 2013			June 30, 2013			Sept. 30, 2012
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$16	$9	$1	$16	$9	$1	$15	$8	$1
Interest cost	43	10	2	43	10	2	42	9	3
Expected return on assets	(73)	(12)	(2)	(73)	(12)	(2)	(68)	(12)	(2)
Other	49	3	1	46	4	1	38	4	3
Net periodic benefit cost	$35	$10	$2	$32	$11	$2	$27	$9	$5

Net periodic benefit cost (credit)	Year-to-date
	Sept. 30, 2013			Sept. 30, 2012
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$48	$27	$3	$45	$24	$3
Interest cost	129	30	6	126	27	9
Expected return on assets	(219)	(36)	(6)	(204)	(36)	(6)
Other	142	11	3	114	10	9
Net periodic benefit cost	$100	$32	$6	$81	$25	$15

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 10 - Restructuring charges

The aggregate restructuring charge is included in M&I, litigation and restructuring charges on the income statement and reported in the Other segment. Restructuring charges are corporate initiatives and not directly related to the operating performance of the businesses. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan.

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. In the third quarter of 2013, we recorded a net charge of $15 million reflecting additional severance charges. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through Sept. 30, 2013.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	62	(57)	5
Utilization	(70)	28	(42)
Balance at June 30, 2013	$70	$—	$70
Net additional charges	15	—	15
Utilization	(14)	—	(14)
Balance at Sept. 30, 2013	$71	$—	$71

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	3Q13	2Q13
Investment Management	$(2)	$(1)	$46
Investment Services	16	4	80
Other segment (including Business Partners)	1	(1)	1
Total restructuring charge	$15	$2	$127

Note 11 - Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2013	Sept. 30, 2012
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.0	2.3
Tax-exempt income	(2.8)	(3.6)
Foreign operations	(4.5)	(5.1)
Tax credits	(3.4)	(5.0)
Tax litigation	19.8	—
Other - net	(1.6)	(0.3)
Effective rate	45.5%	23.3%

As previously disclosed, on Nov. 10, 2009 BNY Mellon filed a petition with the U.S. Tax Court challenging the Internal Revenue Service’s (“IRS”) disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, BNY Mellon received an adverse decision from the U.S. Tax Court.  On Sept. 23, 2013, the U.S. Tax Court amended its prior ruling to allow BNY Mellon an interest expense deduction and to exclude certain items from taxable income. These items for all years involved and related interest increased after-tax income in the third quarter of 2013 by $261 million. The U.S. Tax Court has not entered a final decision; it is possible these amounts may be adjusted. Finally, we intend to appeal the Tax Court’s Feb. 11, 2013 decision disallowing the foreign tax credits.

Our total tax reserves as of Sept. 30, 2013 were $840 million compared with $1,060 million at June 30, 2013. If these tax reserves were unnecessary, $840 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2013 is accrued interest, where applicable, of $198 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2013 was $187 million compared with $10 million for the nine months ended Sept. 30, 2012.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $72 million as a result of

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed for all periods through 2005. The 2006 year remains open to examination. The years 2007 and 2008 are also closed to further examination; however, one matter is before the IRS Appeals Division. The years 2009 and 2010 are currently under examination. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2010.

Note 12 - Securitizations and variable interest entities

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10 and are reviewed for consolidation based on the guidance in ASC 810, Consolidation.

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

Investments consolidated under ASC 810 and ASU 2009-17 at Sept. 30, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$488	$488
Trading assets	10,725	—	10,725
Other assets	966	—	966
Total assets	$11,691	$488	$12,179
Trading liabilities	$10,380	$—	$10,380
Other liabilities	78	442	520
Total liabilities	$10,458	$442	$10,900
Non-redeemable noncontrolling interests	$821	$—	$821

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2012
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$499	$499
Trading assets	10,961	—	10,961
Other assets	520	—	520
Total assets	$11,481	$499	$11,980
Trading liabilities	$10,152	$—	$10,152
Other liabilities	29	461	490
Total liabilities	$10,181	$461	$10,642
Non-redeemable noncontrolling interests	$833	$—	$833

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

Non-consolidated VIEs at Sept. 30, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$137	$—	$137

Non-consolidated VIEs at Dec. 31, 2012			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$100	$—	$100

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below presents a summary of BNY Mellon’s preferred stock issued and outstanding at Sept. 30, 2013 and Dec. 31, 2012.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	$568	$568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	—	$494	$—
Total				15,826	10,826	$1,562	$1,068

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

Holders of both the Series A and Series C preferred stock are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. BNY Mellon will pay dividends on the Series D preferred stock, if declared by our board of directors, on each June 20 and December 20, to but excluding June 20, 2023; and on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C and Series D preferred stock.

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

89 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the preferred stock dividends.

Preferred stock dividends (a)				Approximate dividend paid per share (in dollars)
	Declaration date	Record date	Payment date
Series A (b)	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	$10.1111
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	$10.2222
	April 9, 2013	June 5, 2013	June 20, 2013	$10.2222
	Jan. 16, 2013	March 5, 2013	March 20, 2013	$10.0000
Series C (c)	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	$0.3250
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	$0.3250
	April 9, 2013	June 5, 2013	June 20, 2013	$0.3250
	Jan. 16, 2013	March 5, 2013	March 20, 2013	$0.3250
Series D (d)	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	$26.6250

(a)	Dividends are noncumulative.

(b)	Dividend per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A preferred stock.

(c)	Dividend per depositary share, each representing a 1/4,000th interest in a share of Series C preferred stock.

(d)	Dividend per depository share, each representing a 1/100th interest in a share of Series D preferred stock.

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

Both the Series C or Series D preferred stock can be redeemed in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designations of the Series C preferred stock and the Certificate of Designations of the Series D preferred stock).

Terms of the Series A preferred stock, Series C preferred stock, and Series D preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	Sept. 30, 2013			June 30, 2013			Sept. 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$295	$90	$385	$(9)	$14	$5	$134	$35	$169
Total foreign currency translation	295	90	385	(9)	14	5	134	35	169
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(112)	40	(72)	(1,215)	479	(736)	948	(310)	638
Reclassification adjustment (a)	(10)	8	(2)	(32)	15	(17)	(22)	7	(15)
Net unrealized gain (loss) on assets available-for-sale	(122)	48	(74)	(1,247)	494	(753)	926	(303)	623
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	52	(21)	31	51	(20)	31	45	(17)	28
Total defined benefit plans	52	(21)	31	51	(20)	31	45	(17)	28
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(57)	25	(32)	13	(6)	7	(704)	288	(416)
Reclassification adjustment (a)	74	(30)	44	(27)	11	(16)	706	(289)	417
Net unrealized gain (loss) on cash flow hedges	17	(5)	12	(14)	5	(9)	2	(1)	1
Total other comprehensive income (loss)	$242	$112	$354	$(1,219)	$493	$(726)	$1,107	$(286)	$821

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

Components of other comprehensive income (loss)
	Year-to-date
	Sept. 30, 2013			Sept. 30, 2012
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$57	$24	$81	$40	$36	$76
Total foreign currency translation	57	24	81	40	36	76
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(1,336)	522	(814)	1,644	(572)	1,072
Reclassification adjustment (a)	(90)	41	(49)	(112)	38	(74)
Net unrealized gain (loss) on assets available-for-sale	(1,426)	563	(863)	1,532	(534)	998
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	171	(66)	105	131	(52)	79
Total defined benefit plans	171	(66)	105	131	(52)	79
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	127	(51)	76	(691)	283	(408)
Reclassification adjustment (a)	(123)	51	(72)	698	(286)	412
Net unrealized gain (loss) on cash flow hedges	4	—	4	7	(3)	4
Total other comprehensive income (loss)	$(1,194)	$521	$(673)	$1,710	$(553)	$1,157

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

BNY Mellon 91

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

92 BNY Mellon

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

Securities

Where quoted prices are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Securities include both long and short positions. Level 1 securities include highly liquid government bonds, money market funds, foreign covered bonds and exchange-traded equities.

If quoted market prices are not available, we estimate fair values using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include agency and non-agency mortgage-backed securities, state and political subdivisions, commercial mortgage-backed securities, sovereign debt, corporate bonds and foreign covered bonds.

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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

hierarchy. Securities classified within Level 3 primarily include securities of state and political subdivisions and distressed debt securities.

At Sept. 30, 2013, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

Consolidated collateralized loan obligations

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Based on the structure of the CLOs, the valuation of the assets is attributable to the senior note holders. Changes in the values of assets and liabilities are reflected in the income statement as investment and other income and interest of investment management fund note holders, respectively. Consolidated CLOs are generally classified within Level 2 of the valuation hierarchy.

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

94 BNY Mellon

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

The following tables present the financial instruments carried at fair value at Sept. 30, 2013 and Dec. 31, 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the third quarter of 2013.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Sept. 30, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$10,431	$—	$—	$—	$10,431
U.S. Government agencies	—	1,081	—	—	1,081
Sovereign debt	40	10,528	—	—	10,568
State and political subdivisions (b)	—	6,669	51	—	6,720
Agency RMBS	—	26,671	—	—	26,671
Alt-A RMBS	—	258	—	—	258
Prime RMBS	—	526	—	—	526
Subprime RMBS	—	408	—	—	408
Other RMBS	—	2,268	—	—	2,268
Commercial MBS	—	2,563	—	—	2,563
Agency commercial MBS	—	1,289	—	—	1,289
Asset-backed CLOs	—	1,528	—	—	1,528
Other asset-backed securities	—	2,496	—	—	2,496
Equity securities	23	—	—	—	23
Money market funds (b)	941	—	—	—	941
Corporate bonds	—	1,504	—	—	1,504
Other debt securities	—	2,200	—	—	2,200
Foreign covered bonds	2,193	662	—	—	2,855
Alt-A RMBS (c)	—	1,792	—	—	1,792
Prime RMBS (c)	—	850	—	—	850
Subprime RMBS (c)	—	127	—	—	127
Total available-for-sale securities	13,628	63,420	51	—	77,099
Trading assets:
Debt and equity instruments (b)	4,153	4,641	3	—	8,797
Derivative assets not designated as hedging:
Interest rate	5	15,661	9	(14,303)	1,372
Foreign exchange	3,414	254	1	(2,005)	1,664
Equity	165	247	16	(160)	268
Total derivative assets not designated as hedging	3,584	16,162	26	(16,468)	3,304
Total trading assets	7,737	20,803	29	(16,468)	12,101
Other assets:
Derivative assets designated as hedging:
Interest rate	—	1,124	—	—	1,124
Foreign exchange	63	—	—	—	63
Total other assets - derivative assets	63	1,124	—	—	1,187
Other assets (d)	140	142	101	—	383
Total other assets	203	1,266	101	—	1,570
Subtotal assets of operations at fair value	21,568	85,489	181	(16,468)	90,770
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	132	10,593	—	—	10,725
Other assets	829	137	—	—	966
Total assets of consolidated investment management funds	961	10,730	—	—	11,691
Total assets	$22,529	$96,219	$181	$(16,468)	$102,461
Percentage of assets prior to netting	19%	81%	—%
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$2,525	$733	$—	$—	$3,258
Derivative liabilities not designated as hedging:
Interest rate	—	16,200	53	(13,271)	2,982
Foreign exchange	3,740	158	—	(1,544)	2,354
Equity and other contracts	77	472	39	(160)	428
Total derivative liabilities not designated as hedging	3,817	16,830	92	(14,975)	5,764
Total trading liabilities	6,342	17,563	92	(14,975)	9,022
Long-term debt (b)	—	326	—	—	326
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	183	—	—	183
Foreign exchange	260	—	—	—	260
Total other liabilities - derivative liabilities	260	183	—	—	443
Subtotal liabilities at fair value	6,602	18,072	92	(14,975)	9,791
Percentage of liabilities prior to netting	27%	73%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	10,380	—	—	10,380
Other liabilities	—	78	—	—	78
Total liabilities of consolidated investment management funds	—	10,458	—	—	10,458
Total liabilities	$6,602	$28,530	$92	$(14,975)	$20,249
Percentage of liabilities prior to netting	19%	81%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments, seed capital and a brokerage account.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$18,003	$—	$—	$—	$18,003
U.S. Government agencies	—	1,074	—	—	1,074
Sovereign debt	41	9,383	—	—	9,424
State and political subdivisions (b)	—	6,077	45	—	6,122
Agency RMBS	—	34,193	—	—	34,193
Alt-A RMBS	—	279	—	—	279
Prime RMBS	—	728	—	—	728
Subprime RMBS	—	452	—	—	452
Other RMBS	—	2,794	—	—	2,794
Commercial MBS	—	3,139	—	—	3,139
Asset-backed CLOs	—	1,282	—	—	1,282
Other asset-backed securities	—	2,131	—	—	2,131
Equity securities	27	—	—	—	27
Money market funds (b)	2,190	—	—	—	2,190
Corporate bonds	—	1,585	—	—	1,585
Other debt securities	—	2,368	—	—	2,368
Foreign covered bonds	2,995	723	—	—	3,718
Alt-A RMBS (c)	—	1,970	—	—	1,970
Prime RMBS (c)	—	1,010	—	—	1,010
Subprime RMBS (c)	—	130	—	—	130
Total available-for-sale securities	23,256	69,318	45	—	92,619
Trading assets:
Debt and equity instruments (b)	912	4,116	48	—	5,076
Derivative assets not designated as hedging:
Interest rate	36	22,734	19	(20,042)	2,747
Foreign exchange	3,364	148	1	(2,171)	1,342
Equity	121	152	38	(98)	213
Total derivative assets not designated as hedging	3,521	23,034	58	(22,311)	4,302
Total trading assets	4,433	27,150	106	(22,311)	9,378
Other assets:
Derivative assets designated as hedging:
Interest rate	—	928	—	—	928
Foreign exchange	61	—	—	—	61
Total derivative assets	61	928	—	—	989
Other assets (d)	96	116	120	—	332
Total other assets	157	1,044	120	—	1,321
Subtotal assets of operations at fair value	27,846	97,512	271	(22,311)	103,318
Percentage of assets prior to netting	22%	78%	—%
Assets of consolidated investment management funds:
Trading assets	182	10,735	44	—	10,961
Other assets	390	130	—	—	520
Total assets of consolidated investment management funds	572	10,865	44	—	11,481
Total assets	$28,418	$108,377	$315	$(22,311)	$114,799
Percentage of assets prior to netting	21%	79%	—%

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2012
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,121	$659	$—	$—	$1,780
Derivative liabilities not designated as hedging:
Interest rate	—	23,173	168	(19,069)	4,272
Foreign exchange	3,535	97	—	(1,823)	1,809
Equity	91	266	56	(98)	315
Total derivative liabilities not designated as hedging	3,626	23,536	224	(20,990)	6,396
Total trading liabilities	4,747	24,195	224	(20,990)	8,176
Long-term debt (b)	—	345	—	—	345
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	343	—	—	343
Foreign exchange	361	—	—	—	361
Total other liabilities - derivative liabilities	361	343	—	—	704
Subtotal liabilities at fair value	5,108	24,883	224	(20,990)	9,225
Percentage of liabilities prior to netting	17%	82%	1%
Liabilities of consolidated investment management funds:
Trading liabilities	—	10,152	—	—	10,152
Other liabilities	—	29	—	—	29
Total liabilities of consolidated investment management funds	—	10,181	—	—	10,181
Total liabilities	$5,108	$35,064	$224	$(20,990)	$19,406
Percentage of liabilities prior to netting	13%	87%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments, seed capital and a brokerage account.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	Sept. 30, 2013					Dec. 31, 2012
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Alt-A RMBS, originated in:
2006-2007	$103	—%	—%	—%	100%	$111	—%	—%	—%	100%
2005	100	—	—	—	100	107	—	—	—	100
2004 and earlier	55	1	3	30	66	61	4	9	25	62
Total Alt-A RMBS	$258	—%	1%	6%	93%	$279	1%	2%	6%	91%
Prime RMBS, originated in:
2007	$93	—%	—%	41%	59%	$106	—%	—%	45%	55%
2006	56	—	—	—	100	70	—	—	—	100
2005	134	—	44	—	56	215	—	33	7	60
2004 and earlier	243	5	6	52	37	337	16	42	7	35
Total prime RMBS	$526	3%	14%	31%	52%	$728	7%	29%	12%	52%
Subprime RMBS, originated in:
2005	$110	—%	22%	49%	29%	$108	4%	8%	34%	54%
2004 and earlier	298	2	6	3	89	344	3	4	6	87
Total subprime RMBS	$408	1%	11%	15%	73%	$452	3%	5%	13%	79%
Commercial MBS - Domestic, originated in:
2009-2012	$417	83%	17%	—%	—%	$283	97%	3%	—%	—%
2008	23	60	40	—	—	24	59	41	—	—
2007	492	72	19	9	—	707	78	16	6	—
2006	744	85	15	—	—	900	85	14	1	—
2005	519	99	—	1	—	640	98	1	1	—
2004 and earlier	203	95	5	—	—	285	100	—	—	—
Total commercial MBS - Domestic	$2,398	86%	12%	2%	—%	$2,839	89%	9%	2%	—%
Foreign covered bonds:
Canada	$896	100%	—%	—%	—%	$925	100%	—%	—%	—%
United Kingdom	763	100	—	—	—	756	100	—	—	—
Netherlands	293	100	—	—	—	360	100	—	—	—
Germany	194	100	—	—	—	866	98	2	—	—
Other	709	100	—	—	—	811	100	—	—	—
Total foreign covered bonds	$2,855	100%	—%	—%	—%	$3,718	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,641	81%	18%	1%	—%	$1,873	79%	19%	2%	—%
Netherlands	442	100	—	—	—	841	100	—	—	—
Ireland	167	14	—	—	86	161	15	—	—	85
Italy	108	—	100	—	—	125	—	100	—	—
Other	130	46	4	—	50	145	50	7	—	43
Total European floating rate notes - available-for-sale	$2,488	74%	17%	—%	9%	$3,145	77%	15%	2%	6%
Sovereign debt:
United Kingdom	$4,668	100%	—%	—%	—%	$4,771	100%	—%	—%	—%
Netherlands	2,079	100	—	—	—	2,054	100	—	—	—
Germany	1,983	100	—	—	—	1,646	100	—	—	—
France	1,481	100	—	—	—	897	100	—	—	—
Other	357	100	—	—	—	56	100	—	—	—
Total sovereign debt	$10,568	100%	—%	—%	—%	$9,424	100%	—%	—%	—%
Alt-A RMBS (b), originated in:
2006-2007	$1,038	—%	—%	—%	100%	$1,128	—%	—%	—%	100%
2005	557	—	4	1	95	622	4	—	1	95
2004 and earlier	197	—	—	13	87	220	—	2	12	86
Total Alt-A RMBS (b)	$1,792	—%	1%	2%	97%	$1,970	1%	—%	2%	97%
Prime RMBS (b), originated in:
2006-2007	$507	—%	—%	—%	100%	$601	—%	—%	—%	100%
2005	317	—	1	—	99	378	—	1	2	97
2004 and earlier	26	—	8	22	70	31	—	8	24	68
Total prime RMBS (b)	$850	—%	—%	1%	99%	$1,010	—%	1%	1%	98%
Subprime RMBS (b), originated in:
2005-2007	$92	—%	—%	10%	90%	$94	—%	—%	—%	100%
2004 and earlier	35	1	5	38	56	36	5	—	36	59
Total subprime RMBS (b)	$127	—%	1%	18%	81%	$130	2%	—%	10%	88%

(a)
At Sept. 30, 2013 and Dec. 31, 2012, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

100 BNY Mellon

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

The tables below include a roll forward of the balance sheet amounts for the quarter ended Sept. 30, 2013 and 2012 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at June 30, 2013	$52		$2		$42		$113		$209	44
Transfers out of Level 3	—		—		(14)		—		(14)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	(1)	(b)	1	(c)	(2)	(c)	(2)	(d)	(4)	2	(e)
Sales	—		—		—		(10)		(10)	(46)
Fair value at Sept. 30, 2013	$51		$3		$26		$101		$181	$—
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(2)		$—		$(2)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2013	$117		$117
Transfers out of Level 3	(13)		(13)
Total (gains) or losses for the period: Included in earnings (or changes in net liabilities)	(5)	(b)	(5)
Settlements	(7)		(7)
Fair value at Sept. 30, 2013	$92		$92
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(1)		$(1)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2012
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at June 30, 2012	$42		$60		$73		$138		$313
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	2	(b)	—	(c)	(6)	(c)	3	(d)	(1)
Purchases and sales:
Purchases	—		—		1		3		4
Sales	—		(10)		—		(16)		(26)
Fair value at Sept. 30, 2012	$44		$50		$68		$128		$290
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(4)		$—		$(4)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2012
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2012	$302		$302
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(2)	(b)	(2)
Fair value at Sept. 30, 2012	$300		$300
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$12		$12

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2013
	Available-for-sale securities		Trading assets						Total assets of operations	Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	$44
Transfers out of Level 3	—		—		(19)		—		(19)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	6	(b)	4	(c)	(13)	(c)	(2)	(d)	(5)	2	(e)
Purchases and sales:
Purchases	—		—		—		3		3	—
Sales	—		(49)		—		(20)		(69)	(46)
Fair value at Sept. 30, 2013	$51		$3		$26		$101		$181	$—
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(13)		$—		$(13)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2012	$224		$224
Transfers out of Level 3	(17)		(17)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(110)	(b)	(110)
Settlements	(5)		(5)
Fair value at Sept. 30, 2013	$92		$92
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$27		$27

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2012
	Available-for-sale securities				Trading assets
(in millions)	State and political subdivisions		Other debt securities		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2011	$45		$3		$63		$97		$157		$365
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	2	(b)	(3)	(b)	—	(c)	(30)	(c)	4	(d)	(27)
Purchases, sales and settlements:
Purchases	—		—		—		1		8		9
Sales	—		—		(13)		—		(33)		(46)
Settlements	(3)		—		—		—		(8)		(11)
Fair value at Sept. 30, 2012	$44		$—		$50		$68		$128		$290
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			—		$—		$(13)		$—		$(13)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2012
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2011	$314		$314
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(14)	(b)	(14)
Fair value at Sept. 30, 2012	$300		$300
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$33		$33

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of Sept. 30, 2013 and Dec. 31, 2012, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2013 and Dec. 31, 2012.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$131	$8	$139
Other assets (b)	—	35	—	35
Total assets at fair value on a nonrecurring basis	$—	$166	$8	$174

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2012				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$183	$23	$206
Other assets (b)	—	79	—	79
Total assets at fair value on a nonrecurring basis	$—	$262	$23	$285

(a)
During the quarters ended Sept. 30, 2013 and Dec. 31, 2012, the fair value of these loans increased $2 million and decreased $2 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at Sept. 30, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$51	Discounted cash flow	Expected credit loss	6%-24%
Trading assets:
Debt and equity instruments:
Distressed debt	$3	Discounted cash flow	Expected maturity	1 - 10 years
			Credit spreads	120-1,390 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	$9	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	12%-16%
Foreign exchange contracts:
Long-term foreign exchange options	$1	Option pricing model (a)	Long-term foreign exchange volatility	18%
Equity:
Equity options	$16	Option pricing model (a)	Long-term equity volatility	25%-28%
Measured on a nonrecurring basis:
Loans	$8	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-30%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at Sept. 30, 2013	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$53	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	12%-16%
Equity:
Equity options	$39	Option pricing model (a)	Long-term equity volatility	23%-28%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.
bps - basis points.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions we used at Sept. 30, 2013 and Dec. 31, 2012 include discount rates ranging principally from 0.21% to 5.17%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

BNY Mellon 105

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

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at Sept. 30, 2013 and Dec. 31, 2012, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Sept. 30, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$95,519	$—	$95,519	$95,519
Interest-bearing deposits with banks	—	41,426	—	41,426	41,390
Federal funds sold and securities purchased under resale agreements	—	9,191	—	9,191	9,191
Securities held-to-maturity	3,307	16,993	—	20,300	20,358
Loans	—	47,706	—	47,706	47,700
Other financial assets	7,304	1,055	—	8,359	8,359
Total	$10,611	$211,890	$—	$222,501	$222,517
Liabilities:
Noninterest-bearing deposits	$—	$87,303	$—	$87,303	$87,303
Interest-bearing deposits	—	168,188	—	168,188	168,257
Federal funds purchased and securities sold under repurchase agreements	—	9,737	—	9,737	9,737
Payables to customers and broker-dealers	—	15,293	—	15,293	15,293
Borrowings	—	2,830	—	2,830	2,830
Long-term debt	—	19,042	—	19,042	18,563
Total	$—	$302,393	$—	$302,393	$301,983

Summary of financial instruments	Dec. 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$90,110	$—	$90,110	$90,110
Interest-bearing deposits with banks	—	43,936	—	43,936	43,910
Federal funds sold and securities purchased under resale agreements	—	6,593	—	6,593	6,593
Securities held-to-maturity	1,070	7,319	—	8,389	8,205
Loans	—	44,031	—	44,031	44,010
Other financial assets	4,727	1,115	—	5,842	5,842
Total	$5,797	$193,104	$—	$198,901	$198,670
Liabilities:
Noninterest-bearing deposits	$—	$93,019	$—	$93,019	$93,019
Interest-bearing deposits	—	153,030	—	153,030	153,076
Federal funds purchased and securities sold under repurchase agreements	—	7,427	—	7,427	7,427
Payables to customers and broker-dealers	—	16,095	—	16,095	16,095
Borrowings	—	1,883	—	1,883	1,883
Long-term debt	—	19,397	—	19,397	18,530
Total	$—	$290,851	$—	$290,851	$290,030

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
At Sept. 30, 2013:
Interest-bearing deposits with banks	$1,546	$1,546	$28	$(44)
Securities available-for-sale	5,888	6,414	568	(135)
Deposits	—	—	—	—
Long-term debt	13,955	13,562	552	(49)
At Dec. 31, 2012:
Interest-bearing deposits with banks	$11,328	$11,328	$38	$(224)
Securities available-for-sale	5,597	5,355	12	(339)
Deposits	10	10	1	—
Long-term debt	15,100	14,314	911	(4)

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

Note 16 - Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	Sept. 30, 2013	Dec. 31, 2012
Assets of consolidated investment management funds:
Trading assets	$10,725	$10,961
Other assets	966	520
Total assets of consolidated investment management funds	$11,691	$11,481
Liabilities of consolidated investment management funds:
Trading liabilities	$10,380	$10,152
Other liabilities	78	29
Total liabilities of consolidated investment management funds	$10,458	$10,181

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. At Sept. 30, 2013, the fair value of this long-term debt was $326 million. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Changes in the fair value of long-term debt (a)	$(2)	$(6)	$19	$(19)

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in trading.

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

The notional amounts for derivative financial instruments express the dollar volume of the transactions; however, credit risk is much smaller. We perform credit reviews and enter into netting agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Counterparty default losses were $1.2 million in the third quarter of 2013. There were no counterparty default losses in the third quarter of 2012.

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

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

benchmark interest rates, and that the strategy is to eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds and agency commercial mortgage-backed securities that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2013, $6.2 billion face amount of securities were hedged with interest rate swaps that had notional values of $6.4 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with simple interest rate swaps similar to those described for deposits. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2013, $13.6 billion par value of debt was hedged with interest rate swaps that had notional values of $13.6 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2013, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $225 million (notional), with a pre-tax gain of $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro, Swedish Krona, British Pound, Danish Krone, Norwegian Krone and Japanese Yen with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of Sept. 30, 2013, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $1.7 billion (notional), with a pre-tax loss of less than $1 million recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2013, forward foreign exchange contracts with notional amounts totaling $5.8 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2013, had a combined U.S. dollar equivalent value of $531 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2013	Sept. 30, 2012
Fair value hedges of securities	$10.4	$(1.7)
Fair value hedges of deposits and long-term debt	3.8	(7.3)
Cash flow hedges	(0.1)	0.1
Other (a)	0.1	(0.1)
Total	$14.2	$(9.0)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2013 and Dec. 31, 2012.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Derivatives designated as hedging instruments (a):
Interest rate contracts	$19,976	$19,679	$1,124	$928	$183	$343
Foreign exchange contracts	7,763	16,805	63	61	260	361
Total derivatives designated as hedging instruments			$1,187	$989	$443	$704
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$786,857	$796,155	$15,675	$22,789	$16,253	$23,341
Foreign exchange contracts	446,009	359,204	3,669	3,513	3,898	3,632
Equity contracts	22,243	11,375	428	311	588	413
Credit contracts	101	166	—	—	—	—
Total derivatives not designated as hedging instruments			$19,772	$26,613	$20,739	$27,386
Total derivatives fair value (c)			$20,959	$27,602	$21,182	$28,090
Effect of master netting agreements (d)			(16,468)	(22,311)	(14,975)	(20,990)
Fair value after effect of master netting agreements			$4,491	$5,291	$6,207	$7,100

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Master netting agreements are reported net of cash collateral received and paid of $1,631 million and $138 million, respectively, at Sept. 30, 2013, and $1,452 million and $131 million, respectively, at Dec. 31, 2012.

At Sept. 30, 2013, $470 billion (notional) of interest rate contracts will mature within one year, $171 billion between one and five years, and $166 billion after five years. At Sept. 30, 2013, $438 billion (notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years, and $9 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		3Q13	2Q13	3Q12		3Q13	2Q13	3Q12
Interest rate contracts	Net interest revenue	$143	$169	$36	Net interest revenue	$(137)	$(167)	$(44)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q13	2Q13	3Q12		3Q13	2Q13	3Q12		3Q13	2Q13	3Q12
FX contracts	$4	$(15)	$—	Net interest revenue	$(5)	$(6)	$—	Net interest revenue	$—	$—	$—
FX contracts	(5)	(1)	3	Other revenue	(1)	—	1	Other revenue	(0.2)	—	—
FX contracts	(67)	34	(707)	Trading revenue	(67)	34	(707)	Trading revenue	—	—	—
FX contracts	11	(5)	—	Salary expense	(1)	(1)	—	Salary expense	—	—	—
Total	$(57)	$13	$(704)		$(74)	$27	$(706)		$(0.2)	$—	$—
110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q13	2Q13	3Q12		3Q13	2Q13	3Q12		3Q13	2Q13	3Q12
FX contracts	$(192)	$38	$(133)	Net interest revenue	$2	$—	$—	Other revenue	$—	$0.2	$—

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Nine months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Nine months ended
		Sept. 30, 2013	Sept. 30, 2012		Sept. 30, 2013	Sept. 30, 2012
Interest rate contracts	Net interest revenue	$388	$(86)	Net interest revenue	$(374)	$77

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2013	Sept. 30, 2012		Sept. 30, 2013	Sept. 30, 2012		Sept. 30, 2013	Sept. 30, 2012
FX contracts	$(23)	$7	Net interest revenue	$(24)	$4	Net interest revenue	$—	$—
FX contracts	(4)	5	Other revenue	(1)	2	Other revenue	(0.1)	0.1
FX contracts	150	(703)	Trading revenue	150	(703)	Trading revenue	—	—
FX contracts	4	—	Salary expense	(2)	(1)	Salary expense	—	—
Total	$127	$(691)		$123	$(698)		$(0.1)	$0.1

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2013	Sept. 30, 2012		Sept. 30, 2013	Sept. 30, 2012		Sept. 30, 2013	Sept. 30, 2012
FX contracts	$13	$(162)	Net interest revenue	$2	$—	Other revenue	$0.1	$(0.1)

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

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
				Year-to-date
(in millions)	3Q13	2Q13	3Q12	2013	2012
Foreign exchange	$154	$179	$121	$482	$414
Other trading revenue:
Fixed income	(2)	12	54	18	117
Equity/other	8	16	7	28	22
Total other trading revenue	6	28	61	46	139
Total	$160	$207	$182	$528	$553

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2013 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$654	million
Baa2/BBB	$785	million
Bal/BB+	$1,523	million

(a)	The change between rating categories is incremental, not cumulative.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2013, existing collateral arrangements would have required us to have posted an additional $456 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of financial assets and derivative assets
	Sept. 30, 2013				Dec. 31, 2012
(in millions)	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$15,483	$14,303		$1,180	$22,234	$20,042		$2,192
Foreign exchange contracts	2,687	2,005		682	3,255	2,171		1,084
Equity and other contracts	372	160		212	264	98		166
Total derivatives subject to netting arrangements	18,542	16,468		2,074	25,753	22,311		3,442
Total derivatives not subject to netting arrangements	2,417	—		2,417	1,849	—		1,849
Total derivatives	20,959	16,468		4,491	27,602	22,311		5,291
Reverse repurchase agreements	9,176	120	(b)	9,056	6,718	137	(b)	6,581
Total	$30,135	$16,588		$13,547	$34,320	$22,448		$11,872

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

Offsetting of financial liabilities and derivative liabilities
	Sept. 30, 2013				Dec. 31, 2012
(in millions)	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$16,107	$13,271		$2,836	$23,274	$19,069		$4,205
Foreign exchange contracts	1,847	1,544		303	3,423	1,823		1,600
Equity and other contracts	454	160		294	310	98		212
Total derivatives subject to netting arrangements	18,408	14,975		3,433	27,007	20,990		6,017
Total derivatives not subject to netting arrangements	2,774	—		2,774	1,083	—		1,083
Total derivatives	21,182	14,975		6,207	28,090	20,990		7,100
Repurchase agreements	8,933	120	(b)	8,813	7,153	137	(b)	7,016
Total	$30,115	$15,095		$15,020	$35,243	$21,127		$14,116

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

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

Financial institutions portfolio exposure (in billions)	Sept. 30, 2013
	Loans	Unfunded commitments	Total exposure
Banks	$8.3	$2.0	$10.3
Asset managers	1.2	4.0	5.2
Insurance	0.1	4.3	4.4
Securities industry	2.5	1.5	4.0
Government	0.4	3.0	3.4
Other	0.2	1.2	1.4
Total	$12.7	$16.0	$28.7

Commercial portfolio exposure (in billions)	Sept. 30, 2013
	Loans	Unfunded commitments	Total exposure
Energy and utilities	$0.7	$6.1	$6.8
Services and other	0.6	6.1	6.7
Manufacturing	0.3	5.9	6.2
Media and telecom	—	1.8	1.8
Total	$1.6	$19.9	$21.5

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	Sept. 30,	Dec. 31,
(in millions)	2013	2012
Lending commitments (a)	$33,184	$31,265
Standby letters of credit (b)	6,737	7,167
Commercial letters of credit	374	219
Securities lending indemnifications (c)	268,637	245,717

(a)	Net of participations totaling $326 million at Sept. 30, 2013 and $350 million at Dec. 31, 2012.

(b)	Net of participations totaling $793 million at Sept. 30, 2013 and $1.0 billion at Dec. 31, 2012.

(c)	Excludes securities lending activity at the CIBC Mellon joint venture of $65 billion at Sept. 30, 2013 and $66 billion at Dec. 31, 2012.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.6 billion in less than one year, $23.4 billion in one to five years and $0.2 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.7 billion at Sept. 30, 2013 and $7.2 billion at Dec. 31, 2012, and includes $505 million and $781 million that were collateralized with cash and securities at Sept. 30, 2013 and Dec. 31, 2012, respectively. At Sept. 30, 2013, $3.4 billion of the SBLCs will expire within one year and $3.3 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 - “Guarantees”, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $133 million at Sept. 30, 2013 and $121 million at Dec. 31, 2012.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30,	Dec. 31,
	2013	2012
Investment grade	89%	93%
Noninvestment grade	11%	7%

114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $374 million at Sept. 30, 2013 compared with $219 million at Dec. 31, 2012.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $277 billion at Sept. 30, 2013 and $253 billion at Dec. 31, 2012.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At Sept. 30, 2013, $65 billion of borrowings at CIBC Mellon were secured by collateral of $69 billion.  At Dec. 31, 2012, $66 billion of borrowings at CIBC Mellon were secured by collateral of $70 billion. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Clearing and Settlement Exchanges

We are a minority equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At Sept. 30, 2013 and Dec. 31, 2012, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $650 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
As previously disclosed, on Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing on the fraudulent transfer portion of the opinion and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. On Aug. 26, 2013, the Court of Appeals reversed its own prior decision and the district court’s decision with respect to the bankruptcy trustee’s fraudulent transfer and equitable subordination claims and remanded the case to the district court for further proceedings. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

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

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each intervened in a qui tam lawsuit pending in its jurisdiction, and, on Aug. 11, 2011, filed superseding complaints. On Nov. 9, 2012, the Virginia court, which had previously dismissed all of the claims against BNY Mellon, dismissed the lawsuit with prejudice by agreement of the parties. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting, claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims, and certain plaintiffs have since filed a notice of appeal. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several political subdivisions of the state of California intervened in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs have since filed an amended complaint. Several plaintiffs also had their claims dismissed for improper venue and one refiled on Sept. 5, 2012 in a different California federal district court. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011 and 2012. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims, and plaintiffs have

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

appealed that decision. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiff’s claims. BNY Mellon was also named in a qui tam lawsuit filed on May 22, 2012 in Massachusetts state court, but the court dismissed all of plaintiff’s claims on Sept. 10, 2013. The plaintiff has filed a notice of appeal. To the extent these lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

Lyondell Litigation
As previously disclosed, in an action filed in New York State Supreme Court for New York County, on Sept. 14, 2010, plaintiffs as holders of debt issued by Basell AF in 2005 allege that The Bank of New York Mellon, as indenture trustee, breached its contractual and fiduciary obligations by executing an intercreditor agreement in 2007 in connection with Basell’s acquisition of Lyondell Chemical Company. Plaintiffs sought damages for their alleged losses resulting from the execution of the 2007 intercreditor agreement that allowed the company to increase the amount of its senior debt. After its motion to dismiss was denied in part, BNY Mellon appealed the denial. On May 21, 2013, the appellate court found in our favor and held that BNY Mellon had been released from liability. Plaintiffs have sought leave to reargue or, in the alternative, to pursue an appeal to the New York Court of Appeals. The appellate court denied plaintiffs’ motion on Sept. 26, 2013. Plaintiffs have sought leave to pursue an appeal directly from the Court of Appeals.

Tax Litigation
As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs.  On Sept. 23, 2013, the Tax Court issued a supplemental opinion, partially reducing the tax implications to BNY Mellon of its earlier decision.  BNY Mellon will appeal the Tax Court’s ruling once a formal decision is entered, which awaits the Tax Court’s computation of the amounts owed. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

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

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Pershing has been sued by alleged purchasers of CDs in three lawsuits currently pending in federal court in Texas. In addition, alleged purchasers have filed FINRA arbitration claims against Pershing. Since August 2013, operative statements of claim have been filed with FINRA in Texas, Florida and Georgia. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme, and assert contractual, statutory and common law claims.

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

118 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Business results are subject to reclassification whenever improvements are made in the measurement principles or when organizational changes are made. Internal crediting rates for deposits are regularly updated to reflect the value of deposit balances and distribution of overall interest revenue. In the third quarter of 2013, lower internal crediting rates were applied to deposits in the

Investment Management and Investment Services businesses. There was no impact to consolidated results.

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

BNY Mellon 119

Notes to Consolidated Financial Statements (continued)

assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$920	(a)	$1,947	$120	$2,987	(a)
Net interest revenue	67		619	86	772
Total revenue	987		2,566	206	3,759
Provision for credit losses	—		—	2	2
Noninterest expense	732		1,812	235	2,779
Income (loss) before taxes	$255	(a)	$754	$(31)	$978	(a)
Pre-tax operating margin (b)	26%		29%	N/M	26%
Average assets	$38,690		$246,254	$56,806	$341,750

(a)
Total fee and other revenue includes income from consolidated investment management funds of $32 million, net of noncontrolling interests of $8 million, for a net impact of $24 million. Income before taxes includes noncontrolling interests of $8 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$922	(a)	$1,971	$320	$3,213	(a)
Net interest revenue	63		633	61	757
Total revenue	985		2,604	381	3,970
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	713		1,880	229	2,822
Income before taxes	$272	(a)	$724	$171	$1,167	(a)
Pre-tax operating margin (b)	28%		28%	N/M	29%
Average assets	$37,953		$244,803	$54,699	$337,455

(a)
Total fee and other revenue includes income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes includes noncontrolling interests of $39 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$869	(a)	$1,876	$156	$2,901	(a)
Net interest revenue	51		608	90	749
Total revenue	920		2,484	246	3,650
Provision for credit losses	—		(4)	(1)	(5)
Noninterest expense	692		1,779	234	2,705
Income before taxes	$228	(a)	$709	$13	$950	(a)
Pre-tax operating margin (b)	25%		29%	N/M	26%
Average assets	$35,285		$224,987	$58,642	$318,914

(a)
Total fee and other revenue includes income from consolidated investment management funds of $47 million, net of noncontrolling interests of $25 million, for a net impact of $22 million. Income before taxes includes noncontrolling interests of $25 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

120 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the nine months ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,733	(a)	$5,780	$565	$9,078	(a)
Net interest revenue	192		1,905	151	2,248
Total revenue	2,925		7,685	716	11,326
Provision for credit losses	—		1	(42)	(41)
Noninterest expense	2,188		5,535	706	8,429
Income before taxes	$737	(a)	$2,149	$52	$2,938	(a)
Pre-tax operating margin (b)	25%		28%	N/M	26%
Average assets	$38,461		$243,770	$55,420	$337,651

(a)
Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $63 million, for a net impact of $84 million. Income before taxes includes noncontrolling interests of $63 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2012 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,576	(a)	$5,606	$443	$8,625	(a)
Net interest revenue	158		1,857	233	2,248
Total revenue	2,734		7,463	676	10,873
Provision for credit losses	—		(2)	(17)	(19)
Noninterest expense	2,050		5,755	703	8,508
Income (loss) before taxes	$684	(a)	$1,710	$(10)	$2,384	(a)
Pre-tax operating margin (b)	25%		23%	N/M	22%
Average assets	$35,665		$216,579	$56,215	$308,459

(a)
Total fee and other revenue includes income from consolidated investment management funds of $147 million, net of noncontrolling interests of $65 million, for a net impact of $82 million. Income before taxes includes noncontrolling interests of $65 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2013	2012
Transfers from loans to other assets for other real estate owned (“OREO”)	$3	$6
Change in assets of consolidated VIEs	210	22
Change in liabilities of consolidated VIEs	277	39
Change in noncontrolling interests of consolidated VIEs	12	111

BNY Mellon 121

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

122 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures; the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: Basel III and our estimated Basel III Tier 1 common equity ratio; proposed rulemaking concerning implementation of minimum liquidity standards; the U.S. Tax Court ruling; the potential impact of supplementary leverage ratio proposals; the impact of the continued run-off of high-margin securitizations on our total annual revenue; our foreign exchange revenue; increasing expenses relating to investments in our compliance, risk and control functions in light of increasing regulatory requirements; elevated levels of legal and litigation costs; operational excellence initiatives, targeted savings by the end of 2013, actual operating expenses and program costs; our effective tax rate; the seasonality impact on our business; estimations of market value impact on fee revenue and earnings per share; estimated new business wins in assets under custody and/or administration; our tri-party repo business; overdraft exposure with respect to Irish-domiciled investment funds; the impact of significant changes in ratings classifications for our investment securities portfolio; assumptions with respect to residential mortgage-backed securities; the expected impact of actions on our investment securities portfolio in the event of a rise in interest rates; effects of changes in projected loss severities and default rates on impairment charges; goals with respect to our commercial portfolio; a loan related to Sentinel; our credit strategies; our anticipated quarterly provision for credit losses in the fourth quarter of 2013; the effect of credit ratings on allowances; our liquidity cushion, liquidity ratios, liquid asset buffer, levels and sources of wholesale funds and potential uses of liquidity; a reduction in our Investment Services businesses; our liquidity policy; access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including anticipated redemptions or other actions with regard to outstanding securities; statements regarding the capitalization status of BNY Mellon and its bank subsidiaries; our share repurchase program; the effects of customer behavior and market volatility or stress on our balance sheet size and client deposit levels; the effects of changes in risk-weighted assets/quarterly average assets or changes in common equity levels on capital ratios;

our foreign exchange and other trading counterparty risk rating profile; estimations and assumptions on net interest revenue and net interest rate sensitivities; our earnings simulation model; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed accounting standards, legislation and regulation including new risk-based and leverage regulatory capital rules, supplementary leverage ratio proposals, proposed rulemaking concerning implementation of minimum liquidity standards and European Central Bank comprehensive assessments; BNY Mellon’s anticipated actions with respect to legal or regulatory proceedings; and future litigation costs, the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings and BNY Mellon’s expectations with respect to litigation accruals.

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

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section included in our 2012 Annual Report, such as: government regulation and supervision, and associated limitations on our ability to pay dividends or make other capital distributions; recent legislative and regulatory actions; adverse publicity, regulatory actions or litigation with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory

123 BNY Mellon

Forward-looking Statements (continued)

investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards; operational risk; failure or circumvention of our controls and procedures; disruption or breaches in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; failure to successfully integrate strategic acquisitions; the ongoing Eurozone crisis, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union, continuing uncertainty in financial markets and weakness in the economy; low or volatile interest rates; continued market volatility; further writedowns of financial instruments that we own and other losses related to volatile and illiquid market conditions; dependence on our fee-based business for a substantial majority of our revenue; declines in capital markets on our fee-based businesses; the impact of a stable exchange-rate environment and declines in cross-border activity on our foreign exchange revenue; material reductions in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks from our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiary banks; the impact of provisions of Delaware law and the Federal Reserve on our ability to pay dividends and anti-takeover provisions in our certificate of incorporation and bylaws. Investors should consider all risks included in our 2012 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act.

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

BNY Mellon 124

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2013. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2013
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased		Average price per share	Total shares repurchased as part of a publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Board authorized plans or programs at Sept. 30, 2013
July 2013	2,375		$31.73	2,350	943
August 2013	1,513		30.54	1,500	897
September 2013	6		30.01	—	897
Third quarter of 2013	3,894	(a)	$31.27	3,850	897	(b)

(a)
Includes 44 thousand shares repurchased at a purchase price of $1 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $31.28.

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

Item 6. Exhibits

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Quarterly Report on Form 10-Q. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe our actual state of affairs at the date hereof and should not be relied upon.

The list of exhibits required to be filed as exhibits to this report appears on page 127 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

125 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 8, 2013	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

126 BNY Mellon

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
2.2	Stock Purchase Agreement, dated as of Feb. 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 3, 2010, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710 and 001-06152) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 8, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Oct. 8, 2013, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2013. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

127 BNY Mellon

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

BNY Mellon 128