Form 10-K
period 2013-12-31
Bank of New York Mellon Corp
filed 2014-02-28
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013
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
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X     No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___    No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___    No X

As of June 30, 2013, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $32,189,234,547.

As of January 31, 2014, 1,135,050,512 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2014 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2013 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10‑K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 17, including those portions of BNY Mellon’s 2013 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. For a free copy of the Annual Report or BNY Mellon’s Proxy Statement for its 2014 Annual Meeting (the “Proxy”), as filed with the SEC, send a written request by email to investorrelations@bnymellon.com or by mail to Investor Relations at The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286. The Annual Report is, and the Proxy upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also make available, free of charge, our Earnings Release, Earnings Review and Financial Trends on our website at www.bnymellon.com. The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations, Corporate Governance” and are also available free of charge in print by written request to Investor Relations at The Bank of New York Mellon Corporation at One Wall Street, New York, NY 10286, or investorrelations@bnymellon.com:

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

Forward-looking Statements

This Form 10-K contains statements relating to future results of BNY Mellon that are considered “forward-looking statements.” These statements, which may be expressed in a variety of ways, including the use of future or present tense language, relate to, among other things: all statements about the future results of BNY Mellon, projected business growth, statements with respect to the expected outcome and impact of legal, regulatory and investigatory proceedings, and BNY Mellon’s plans, objectives and strategies. In addition, these forward-looking statements relate to, among others: our levels and types of competition, our business strategy, the adequacy of our facilities, disclosure on our Codes of Conduct and the ongoing enhancements to our data collection processes and systems relating to assets under custody and/or administration and other information in our public filings.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as: government regulation and supervision, and recent legislative and regulatory actions; regulatory actions or litigation; adverse publicity with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards, including capital adequacy

BNY Mellon 1

rules; operational risk; failure or circumvention of our controls and procedures; disruption or breach in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; our strategic acquisitions, including our ability to successfully integrate acquired businesses and potential liabilities from legacy claims against the acquired businesses; ongoing concerns about the financial stability of several countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union; continuing uncertainty in financial markets and weakness in the economy generally; low or volatile interest rates; market volatility; further write-downs of financial instruments that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in capital market activity, weak financial markets or negative trends in savings rates or in individual investment preferences; the impact of a stable exchange-rate environment or decreased cross-border investing activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiary banks; and the impact of provisions of Delaware law and the Federal Reserve on our ability to return capital to shareholders.

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate”, “forecast”, “project”, “anticipate”, “target”, “expect”, “intend”, “continue”, “seek”, “believe”, “plan”, “goal”, “could”, “should”, “may”, “will”, “strategy”, “opportunities”, “trends” and words of similar meaning signify forward-looking statements.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global investments company headquartered in New York, New York, with $27.6 trillion in assets under custody and/or administration and $1.6 trillion in assets under management as of Dec. 31, 2013.

We divide our businesses into two principal segments, Investment Management and Investment Services. We have an Other segment, which includes credit-related services, the leasing portfolio, corporate treasury activities (including our investment securities portfolio), our equity investment in Wing Hang Bank Limited, our equity interest in ConvergEx Group, business exits and corporate overhead.

For a further discussion of BNY Mellon’s products and services, see the “Overview”, “Summary of financial results”, “Fee and other revenue – Foreign exchange and other trading revenue”, “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

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

BNY Mellon’s branches and subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNYMSA”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe.   It is authorized and regulated as a credit institution by the National Bank of Belgium.  BNYMSA has its principal office in Brussels and branches in Amsterdam, the Netherlands; Dublin, Ireland; Frankfurt, Germany; London, England; the City of Luxembourg, Luxembourg and Paris, France.  BNYMSA’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A —Supervision and Regulation” section in the Annual Report.

Information on international operations is presented in the “Net interest revenue”, “Income tax”, “Review of businesses”, “International operations”, “Consolidated balance sheet review” and “Supervision and Regulation” sections in the MD&A section in the Annual Report, Notes 4, 5 and 25 of the

4 BNY Mellon

Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors – We are subject to political, economic, legal, operational and other risks that are inherent in operating globally and which may adversely affect our business” in the Annual Report, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2013.

Supervision and Regulation

Information on BNY Mellon’s supervision and regulation obligations can be found in the “MD&A — Supervision and Regulation” section in the Annual Report. That information is incorporated into this item by reference.

Competition

BNY Mellon is subject to intense competition in all aspects and areas of our business. Our Investment Management business competes with asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies. We may compete with these firms and companies domestically or internationally. Our Investment Services business competes with domestic and foreign financial services firms that offer custody services, corporate trust services, clearing services, collateral services, credit services, securities brokerage, foreign exchange services, derivatives services, depositary receipt services and cash management services and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates, lending limits and customer convenience.

Many of our competitors, with the particular exception of bank and financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “MD&A — Supervision and Regulation” section in the Annual Report and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

Many broad-based financial services firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage and asset management, which may enhance their competitive position.

As part of our business strategy, we seek to distinguish ourselves from competitors by the level of service we deliver to our clients. We also believe that technological innovation is an important competitive factor, and, for this reason, have made and continue to make substantial investments in this area. The ability to recover quickly from unexpected events is a competitive factor, and we have devoted significant resources to being able to implement this. For additional discussion regarding competition, see “MD&A — Risk Factors – We are subject to intense competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which is incorporated herein by reference.

Employees

At Dec. 31, 2013, BNY Mellon and its subsidiaries had approximately 51,100 employees.

Statistical Disclosures by Bank Holding Companies

I.	Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

Information required by this section of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Supplemental information – Rate/volume analysis” sections in the MD&A and in Note 9 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

II. Investment Portfolio

A.    Book Value of Investments;

B.	Maturity Distribution and Yields of Investments; and

C.	Aggregate Book Value and Market Value of Investments where Issuer Exceeds 10% of Stockholders’ Equity

BNY Mellon 5

Information required by these sections of Guide 3 is presented in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Investment securities” sections in the MD&A and in Notes 1 and 4 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

III. Loan Portfolio

A.	Types of Loans; and

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

Information required by these sections of Guide 3 is presented in the Annual Report in the “Consolidated balance sheet review – Loans” section in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

C.    Risk Elements; and

D.	Other Interest-bearing Assets

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Cross-border risk”, “– Exposure in Ireland, Italy, Spain, Portugal and Greece” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

Further information on our credit policies, the factors that influenced management’s judgment in determining the level of the reserve for credit exposure, and the analyses of the reserve for credit exposure are set forth in the Annual Report in the “Risk management – Credit risk” and “Critical accounting estimates” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

V. Deposits

Information required by this section of Guide 3 is set forth in the Annual Report in the “Net interest revenue” and “Consolidated balance sheet review – Deposits” sections in the MD&A and in Note 8 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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

Replacement Capital Covenants

On Sept. 19, 2006, Mellon Financial entered into a Replacement Capital Covenant in connection with its issuance of ₤200,050,000 aggregate principal amount of its 6.369% junior subordinated deferrable interest debt securities due 2066 (the “Junior Subordinated Debt Securities”) to Mellon Capital III (the “2006 Trust”) and the issuance by the 2006 Trust of ₤200,000,000 aggregate liquidation amount of its 6.369% trust preferred securities (the “Preferred Securities”). Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligations under this Replacement Capital Covenant, and BNY Mellon amended this Replacement Capital Covenant on Sept. 11, 2012. In this section, we refer to this Replacement Capital Covenant as so amended as the “2006 RCC” and to the Junior Subordinated Debt Securities and the Preferred Securities together as the “2006 Securities”.

6 BNY Mellon

BNY Mellon agreed in the 2006 RCC for the benefit of persons that buy, hold or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt”, that on or before Sept. 5, 2056:

•	BNY Mellon will not repay, redeem or repurchase, and will cause the 2006 Trust not to repay, redeem or repurchase, any of the 2006 Securities, with limited exceptions, unless:

◦	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital rules; and

◦
the principal amount repaid or the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received since Sept. 11, 2012 from the issuance of certain securities specified in the 2006 RCC that, generally described, based on the standards in effect at the time the 2006 RCC was originally adopted would have been expected to receive equity credit at the time of sale or issuance equal to or greater than the equity credit attributed to the 2006 Securities based on such standards at the time of such repayment, redemption or repurchase; and

•
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

On June 19, 2007, Mellon Financial entered into a Replacement Capital Covenant in connection with (i) the issuance by Mellon Capital IV (the “2007 Trust”) of 500,000 of its 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities, or “Normal PCS” (together with Stripped PCS and Capital PCS issued pursuant to the terms of the Normal PCS, the “PCS”), having a stated amount of $1,000 per Normal PCS and $500,000,000 in the aggregate and (ii) the issuance by Mellon Financial to the 2007 Trust of $500,000,000 of its 6.044% Junior Subordinated Notes, or “Junior Notes”, and a 1/100th interest in a Stock Purchase Contract under which the 2007 Trust was obligated to purchase, and Mellon Financial was obligated to sell, one share of Mellon Financial’s Non-Cumulative Perpetual Preferred Stock, Series L, $100,000 liquidation preference per share, which, pursuant to the merger, became an obligation to purchase Non-Cumulative Perpetual Preferred Stock, Series A, $100,000 liquidation preference per share, of BNY Mellon (the “Preferred Stock”). The 2007 Trust sold the Junior Notes in a remarketing on May 21, 2012 and purchased the Preferred Stock on June 20, 2012. Pursuant to the merger, BNY Mellon assumed Mellon Financial’s obligation under this Replacement Capital Covenant, and BNY Mellon amended this Replacement Capital Covenant on May 8 and Sept. 11, 2012. In this section, we refer to this Replacement Capital Covenant as so amended as the “2007 RCC”, to the 2006 RCC and the 2007 RCC together as the “RCCs” and to the Preferred Stock and the PCS collectively as the “2007 Securities”.

BNY Mellon agreed in the 2007 RCC for the benefit of persons who buy, hold, or sell a specified series of its long-term indebtedness for money borrowed, called “Covered Debt”, that on or before the “Termination Date”, as defined in the 2007 RCC (anticipated to be June 20, 2022):

•	BNY Mellon and its subsidiaries will not redeem or repurchase any of the 2007 Securities with limited exceptions, unless:

◦	BNY Mellon has obtained the prior approval of the Federal Reserve to do so if such approval is then required under the Federal Reserve’s capital rules applicable to BHCs; and

◦
the applicable redemption or repurchase amount does not exceed specified percentages of the aggregate amount of net cash proceeds that BNY Mellon and its subsidiaries have received since Sept. 11, 2012 from the issuance of common stock or other securities specified in the 2007 RCC that, generally described, based on the standards in effect at the time the 2007 RCC was originally adopted would have been expected to receive equity credit at the time of issuance equal to or greater than the equity credit attributed to the 2007 Securities at the time of such redemption or repayment.

BNY Mellon 7

The series of long-term indebtedness for borrowed money that is Covered Debt under the RCCs as of the date of this Form 10-K is BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9. Each series of long-term indebtedness for money borrowed that is Covered Debt, including BNY Mellon’s 5.50% subordinated notes due Nov. 15, 2018, will cease to be Covered Debt on the earliest of (i) the date that is two years prior to the final maturity date or the defeasance of such series of notes and (ii) if BNY Mellon or a subsidiary elects to redeem or repurchase such series of notes in whole or in part and after giving effect to such redemption or repurchase the outstanding principal amount of such series is less than $100,000,000, the applicable redemption or repurchase date. Each RCC includes provisions under which BNY Mellon will then identify a new series of its long-term indebtedness for money borrowed to become the Covered Debt benefiting from such RCC.

The full text of each RCC, as amended and restated, is filed as Exhibit 99.1 and 99.2 to our Annual Report on Form 10‑K for the year ended Dec. 31, 2012. The description of each RCC set forth above is qualified by reference to its full text.

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors”, which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2013:

New York City properties
We own a 49-story office building located at One Wall Street that serves as our corporate headquarters. We also own our 23-story building located at 101 Barclay Street in downtown Manhattan, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 313,000 square feet of space in an office building located at 200 Park Avenue and approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn. We have consolidated operations previously located in leased space at 32 Old Slip into our building at 101 Barclay Street. The New York City properties are utilized by all of our business segments.

Pittsburgh properties
We lease under a long-term, triple net lease the entire 54-story office building known as BNY Mellon Center located at 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street. The Pittsburgh properties are utilized by all of our business segments.

Boston area properties
We lease approximately 373,000 square feet of space in a Boston office building located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the entire 3-story office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately 304,000 square feet of space at 4400 Computer Drive in Westborough, Massachusetts. The Boston properties are utilized by all of our business segments.

Jersey City property
We lease approximately 485,000 square feet of space in an office building located at 95 Christopher Columbus Drive, primarily utilized by our Investment Services segment.

United Kingdom properties
We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood,

8 BNY Mellon

Liverpool and Edinburgh. The UK properties are utilized by all of our business segments.

India properties
We lease approximately 639,000 square feet of space in Pune, India and approximately 540,000 square feet of space in Chennai, India. The India properties are utilized by all of our business segments.

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

BNY Mellon 9

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Certain of our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal years 2012 and 2013 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2013, there were 29,231 holders of record of our common stock.

For additional information about dividends and a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to stockholders, see the “Liquidity and dividends” and “Supervision and Regulation – Capital Planning and Stress Testing—Payment of Dividends, Stock Repurchases and Other Capital Distributions” sections in the MD&A in the Annual Report and Notes 15 and 19 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2013 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is set forth in the “Financial Summary” section and the “Summary of financial results” section in the MD&A in the

Annual Report and Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is set forth in the MD&A and Notes 3, 12, 14, 19, 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is set forth in the “Critical accounting estimates”, “Off-balance sheet arrangements”, “Risk management”, “Trading activities and risk management” and “Asset/liability management” sections in the MD&A in the Annual Report and “Derivative financial instruments” under Note 1 and Notes 20, 22 and 23 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference.

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

10 BNY Mellon

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

As of Dec. 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

As previously disclosed in our Annual Report on Form 10-K for the year ended Dec. 31, 2012, as amended by Amendment No. 1 thereto, we reviewed our process for the reporting of information in our public filings and we have instituted ongoing enhancements to the data collection processes and systems relating to AUC/A and other information in our public filings.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 132 and 133 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

BNY Mellon 11

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the “Section 16(a) Beneficial Ownership Reporting Compliance” section; the “Other Information – Stockholder Proposals for 2015 Annual Meeting” section; the introductory paragraph to the “Proposal 1 – Election of Directors” section and the following portions of the “Proposal 1 – Election of Directors” section: “Director Qualifications”, “Information About the Nominees”; and the following portions of the “Corporate Governance” section: “Board Meetings and Board Committee Information – Committees and Committee Charters” and “– Audit Committee”; and “Compensation of Directors”, which portions are incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics for our employees which we refer to as our Code of Conduct. The Code of Conduct applies to all employees of BNY Mellon and its subsidiaries, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (principal accounting officer). The Code of Conduct is posted on our website at www.bnymellon.com/ethics/codeofconduct.pdf. We also have a code of ethics for our directors, which we refer to as our Directors’ Code of Conduct. The Directors’ Code of Conduct applies to all directors of BNY Mellon. The Directors’ Code of Conduct is posted on our website at www.bnymellon.com/governance/directorscodeofconduct.pdf. Both the Code of Conduct and the Directors’ Code of Conduct are available in print, without charge, to any stockholder who requests a copy. Requests should be sent to The Bank of New York Mellon Corporation, Investor Relations, One Wall Street, New York, NY 10286. We intend to disclose on our website any amendments to or waivers of the Code of Conduct relating to executive officers (including the officers specified above) and will disclose any amendments to or waivers of the Directors’ Code of Conduct relating to our directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of Feb. 28, 2014, together with the offices held by each such person during the last five years, are listed below and on the following page. The Chairman of the Board, Chief Executive Officer and President each hold office for the year for which the Board of Directors was elected and until the appointment and qualification of his or her successor or until his or her earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

Name and position	Age

Gerald L. Hassell	62	(1)
Chairman
and Chief Executive Officer

Karen B. Peetz	58	(2)
President

Curtis Y. Arledge	49	(3)
Vice Chairman

Thomas P. (Todd) Gibbons	57	(4)
Vice Chairman
and Chief Financial Officer

Timothy F. Keaney	52	(5)
Vice Chairman

Brian G. Rogan	56	(6)
Vice Chairman

Richard F. Brueckner	64	(7)
Senior Executive Vice President

Brian T. Shea	53	(8)
Senior Executive Vice President

Jane C. Sherburne	63	(9)
Senior Executive Vice President
General Counsel and Corporate Secretary

John A. Park	61	(10)
Vice President and Controller

12 BNY Mellon

(1)
Mr. Hassell has served as Chairman and Chief Executive Officer of BNY Mellon since August 2011. Mr. Hassell also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2009 to December 31, 2012, Mr. Hassell served as President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(2)
Ms. Peetz has served as President of BNY Mellon since January 2013. Ms. Peetz also serves as President of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2009 to December 31, 2012, Ms. Peetz served as Chief Executive Officer of Financial Markets and Treasury Services and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(3)
Mr. Arledge has served as Vice Chairman of BNY Mellon since November 2010. Mr. Arledge also serves as Chief Executive Officer of Investment Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From 2008 to November 2010, Mr. Arledge served as Chief Investment Officer for fixed income portfolios at BlackRock, Inc., an investment management firm.

(4)
Mr. Gibbons has served as Vice Chairman of BNY Mellon since September 2010 and as Chief Financial Officer of BNY Mellon since at least 2009. Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A.

(5)
Mr. Keaney has served as Vice Chairman of BNY Mellon since September 2010. Mr. Keaney also serves as Chief Executive Officer of Investment Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From September 2010 to December 31, 2012, Mr. Keaney served as Chief Executive Officer of Asset Servicing and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A. From at least 2009 to September 2010, Mr. Keaney served as Co-Chief Executive Officer of Asset Servicing and Senior Executive Vice President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(6)	Mr. Rogan has served as Vice Chairman of BNY Mellon since September 2010 and Chief Risk

Officer of BNY Mellon since at least 2009. Mr. Rogan also serves as Chief Risk Officer and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A.

(7)
Mr. Brueckner has served as Senior Executive Vice President of BNY Mellon since at least 2009. Mr. Brueckner also serves as Chief of Staff of BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. From at least 2009 to December 2011, Mr. Brueckner served as Chairman of Pershing LLC, and as Chief Executive Officer of Pershing LLC from at least 2009 to October 2010.

(8)
Mr. Shea has served as Senior Executive Vice President of BNY Mellon since 2010. Mr. Shea also serves as President of Investment Services, Head of the Broker Dealer and Advisor Services Group, Head of Client Service Delivery and Client Technology Solutions of BNY Mellon, Chairman of Pershing LLC and Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. From October 2010 to December 2012, Mr. Shea served as Chief Executive Officer of Pershing LLC. Mr. Shea served as Chief Operating Officer of Pershing LLC from at least 2009 to October 2010.

(9)
Ms. Sherburne has served as Senior Executive Vice President, General Counsel and Corporate Secretary of BNY Mellon since May 2010. Ms. Sherburne also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From 2009 to May 2010, Ms. Sherburne conducted a private legal practice. Ms. Sherburne served as General Counsel for Wachovia Corporation, a financial services company, from 2008 to 2009.

(10)
Mr. Park has served as Controller of BNY Mellon since at least 2009 and as Vice President of BNY Mellon since August 2009. Mr. Park also serves as Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A. and Controller of The Bank of New York Mellon and BNY Mellon, N.A.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

BNY Mellon 13

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Compensation of Directors”, “Compensation and Risk”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Corporate Governance—Board Meetings and Board Committee Information – Committees and Committee Charters”, “Corporate Governance—Board Meetings and Board Committee Information – Human Resources and Compensation Committee”, and the “Compensation Discussion and Analysis—Report of the Human Resources and Compensation Committee”, which are incorporated herein by reference. The information incorporated herein by reference to the “Compensation Discussion and Analysis—Report of the Human Resources and Compensation Committee” is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy in the following sections: “Information on Stock Ownership”, and “Proposal 4–Approval of the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation – Equity Compensation Plans Table”, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Other Information—Business Relationships and Related Party Transactions Policy”, “Corporate Governance– Director Independence” and “Corporate Governance – Board Meetings and Board Committee Information – Audit Committee; – Corporate Governance and Nominating Committee; – Human Resources and Compensation Committee”, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Proposal 3 –

Ratification of the Appointment of KPMG LLP”, which is incorporated herein by reference.

14 BNY Mellon

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The financial statements, schedules and exhibits required for this Form 10‑K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	134-135
	Consolidated Comprehensive Income Statement	136
	Consolidated Balance Sheet	137
	Consolidated Statement of Cash Flows	138
	Consolidated Statement of Changes in Equity	139-140
	Notes to Consolidated Financial Statements	141-214
	Report of Independent Registered Public Accounting Firm	215

	Selected Quarterly Data (unaudited)	124

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 17 through 27 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None.

BNY Mellon 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell
Chairman and Chief Executive Officer

DATED: February 28, 2014

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
John A. Park
Controller

Ruth E. Bruch; Nicholas M. Donofrio; Edmund F. Kelly; Richard J. Kogan; Michael J. Kowalski; John A. Luke, Jr.; Mark A. Nordenberg; Catherine A. Rein; William C. Richardson; Samuel C. Scott III; and Wesley W. von Schack
Directors

By:	/s/ Craig T. Beazer	DATED: February 28, 2014
Craig T. Beazer
Attorney-in-fact

16 BNY Mellon

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

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
2.2	Stock Purchase Agreement, dated as of February 1, 2010, by and between The PNC Financial Services Group, Inc. and The Bank of New York Mellon Corporation.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 3, 2010, and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated September 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013 and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

3.5
Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, August 11, 2009, February 9, 2010, July 2, 2010, October 12, 2010 and October 8, 2013.

Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on October 8, 2013 and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2013. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

N/A
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated February 23, 1994 and November 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of November 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of October 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through December 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.
10.7	*	Amendment dated as of August 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.8	*	Amendment dated as of November 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1995, and incorporated herein by reference.
10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.
10.11	*	Amendment dated as of December 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.
10.12	*	Amendment dated as of October 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended December 31, 2006, and incorporated herein by reference.
10.13	*	Amendment dated as of February 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on February 27, 2008, and incorporated herein by reference.
10.14	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1992, and incorporated herein by reference.
10.15	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.
10.16	*	Amendment dated as of October 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.17	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.
10.18	*	Amendment dated as of November 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.
10.19	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.
Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

10.20	*	Amendment dated as of February 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2000, and incorporated herein by reference.
10.21	*	Amendment dated as of January 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2005, and incorporated herein by reference.
10.22	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1993, and incorporated herein by reference.
10.23	*	Amendment dated as of November 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1994, and incorporated herein by reference.
10.24	*	Amendment dated February 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 1996, and incorporated herein by reference.
10.25	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.
Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended September 30, 2000, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.26	*	Amendment dated as of November 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended December 31, 2003, and incorporated herein by reference.
10.27	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.
10.28	*	Form of Restricted Stock Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.5 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.
10.29	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.
10.30	*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.
10.31	*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective February 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.
10.32	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.33	*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective January 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2001, and incorporated herein by reference.
10.34	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post December 31, 2004).
Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

BNY Mellon 21

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.35	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective January 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2007, and incorporated herein by reference.
10.36	*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective January 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated September 26, 2003, and incorporated herein by reference.
10.37	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post December 31, 2004).
Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.38	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post December 31, 2004).
Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on October 20, 2006, and incorporated herein by reference.

10.39	*	Mellon Bank IRC Section 401(a)(17) Plan, as amended, effective September 15, 1998.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended September 30, 1998, and incorporated herein by reference.
10.40	*	Mellon Bank Optional Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.
10.41	*	Mellon Bank Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.
10.42	*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective January 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 1998, and incorporated herein by reference.
10.43	*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.

22 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.44	*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on February 18, 2005, and incorporated herein by reference.
10.45	*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.
Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on December 21, 2005, and incorporated herein by reference.

10.46	*	Transition Agreement dated as of June 25, 2007, between The Bank of New York Company, Inc. and Gerald L. Hassell.
Previously filed as Exhibit 10.4 to The Bank of New York Company, Inc.’s Current Report on Form 8-K (File No. 001-06152) as filed with the Commission on June 29, 2007, and incorporated herein by reference.

10.47	*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.
10.48		Lease dated as of December 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended December 31, 2004, and incorporated herein by reference.
10.49	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on February 29, 2008, and incorporated herein by reference.
10.50	*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.
10.51	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.52	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.53	*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.

BNY Mellon 23

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.54	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.55	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of January 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.56	*	Amendment to Transition Agreement, dated December 15, 2008, between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.169 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.57	*	Amendment to the Mellon Bank IRC Section 401(a)(17) Plan and Mellon Bank Benefit Restoration Plan, dated December 22, 2008.	Previously filed as Exhibit 10.171 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.58	*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated December 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.59	*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated December 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2008, and incorporated herein by reference.
10.60	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.
10.61	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended September 30, 2009, and incorporated herein by reference.
10.62	*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.63	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

24 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.64	*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended December 31, 2010, and incorporated herein by reference.
10.65	*	Form of Executive Restricted Stock Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.66	*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.67	*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.68	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.69	*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.70		Stipulation of Settlement.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on June 7, 2012, and incorporated herein by reference.
10.71	*	Waiver Agreement between Gerald L. Hassell and the Company, dated December 11, 2012.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on December 17, 2012, and incorporated herein by reference.
10.72	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2012, and incorporated herein by reference.

BNY Mellon 25

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.73	*	2012 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2012, and incorporated herein by reference.
10.74	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2012, and incorporated herein by reference.
10.75	*	Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
10.76	*	Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2013 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1		Primary subsidiaries of the Company.	Filed herewith.
23.1		Consent of KPMG LLP.	Filed herewith.
24.1		Power of Attorney.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

26 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
99.1	Mellon Capital III Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Previously filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2012, and incorporated herein by reference.
99.2	Mellon Capital IV Amended and Restated Replacement Capital Covenant, dated September 11, 2012.	Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2012, and incorporated herein by reference.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan arrangement.

BNY Mellon 27