Form 10-Q
period 2014-03-31
Bank of New York Mellon Corp
filed 2014-05-09
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2014
Common Stock, $0.01 par value	1,140,372,916

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2014 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key first quarter 2014 and subsequent events	4
Highlights of first quarter 2014 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	12
Income taxes	13
Review of businesses	13
Critical accounting estimates	23
Consolidated balance sheet review	24
Liquidity and dividends	36
Capital	41
Trading activities and risk management	45
Foreign exchange and other trading	46
Asset/liability management	47
Off-balance sheet arrangements	48
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	49
Recent accounting and regulatory developments	56
Website information	60

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	61
Consolidated Comprehensive Income Statement (unaudited)	63
Consolidated Balance Sheet (unaudited)	64
Consolidated Statement of Cash Flows (unaudited)	65
Consolidated Statement of Changes in Equity (unaudited)	66

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2014		Dec. 31, 2013	March 31, 2013
Results applicable to common shareholders of The Bank of New York Mellon Corporation: (a)
Net income (loss)	$661		$513	$(266)
Basic EPS	0.57		0.44	(0.23)
Diluted EPS	0.57		0.44	(0.23)	(b)

Fee and other revenue (a)	$2,883		$2,814	$2,860
Income from consolidated investment management funds	36		36	50
Net interest revenue	728		761	719
Total revenue (a)	$3,647		$3,611	$3,629

Return on common equity (annualized) (a)(c)	7.4%		5.7%	N/M
Non-GAAP (a)(c)(d)	7.9%		6.3%	7.8%

Return on tangible common equity (annualized) – Non-GAAP (a)(c)	17.6%		14.3%	N/M
Non-GAAP adjusted (a)(c)(d)	17.4%		14.3%	18.5%

Return on average assets (annualized) (a)	0.75%		0.57%	N/M

Fee revenue as a percentage of total revenue excluding net securities gains (a)	79%		78%	79%

Annualized fee revenue per employee (based on average headcount) (in thousands) (a)	$226		$216	$230

Percentage of non-U.S. total revenue (a)(e)	37%		39%	35%

Pre-tax operating margin (a)(c)	25%		20%	23%
Non-GAAP (c)(d)	27%		22%	26%

Net interest margin (FTE)	1.05%		1.09%	1.11%

Assets under management at period end (in billions) (f)	$1,620		$1,583	$1,423
Assets under custody and/or administration at period end (in trillions) (g)	$27.9		$27.6	$26.3
Market value of securities on loan at period end (in billions) (h)	$264		$235	$244

Average common shares and equivalents outstanding (in thousands):
Basic	1,138,645		1,142,861	1,158,819
Diluted	1,144,510		1,147,961	1,158,819	(b)

Capital ratios
Estimated common equity Tier 1 ratio (“CET1”), fully phased-in – Non-GAAP: (c)(i)(j)
Standardized Approach	11.1%		10.6%	9.4%
Advanced Approach	10.7%		11.3%	9.7%
CET1 ratio (c)(k)	15.7%		14.5%	12.2%
Tier 1 capital ratio (k)	17.0%	(c)	16.2%	13.6%
Total (Tier 1 plus Tier 2) capital ratio (k)	17.8%	(c)	17.0%	14.7%
Leverage capital ratio (k)	6.1%		5.4%	5.2%
BNY Mellon shareholders’ equity to total assets ratio (c)	10.3%		10.0%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio (c)	9.9%		9.6%	9.7%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (c)	6.6%		6.8%	5.9%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per share amounts and unless otherwise noted)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Selected average balances
Interest-earning assets	$284,532	$285,779	$265,754
Assets of operations	$343,638	$344,629	$322,161
Total assets	$354,992	$356,135	$333,664
Interest-bearing deposits	$152,986	$157,020	$147,728
Noninterest-bearing deposits	$81,430	$79,999	$70,337
Preferred stock	$1,562	$1,562	$1,068
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,289	$35,698	$34,898

Other information at period end
Cash dividends per common share	$0.15	$0.15	$0.13
Common dividend payout ratio	26%	34%	N/M
Common dividend yield (annualized)	1.7%	1.7%	1.9%
Closing common stock price per share	$35.29	$34.94	$27.99
Market capitalization	$40,244	$39,910	$32,487
Book value per common share – GAAP (a) (c)	$31.94	$31.46	$29.81
Tangible book value per common share – Non-GAAP (a) (c)	$14.48	$13.95	$12.45

Full-time employees	51,400	51,100	49,700

Common share outstanding (in thousands)	1,140,373	1,142,250	1,160,647

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

(c)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of these ratios.

(d)	Non-GAAP excludes merger and integration (“M&I”), litigation, restructuring charges and the charge related to the U.S. Tax Court’s decision to disallow certain foreign tax credits, if applicable.

(e)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(f)
Excludes securities lending cash management assets and assets managed in the Investment Services business. Also excludes assets under management related to Newton’s private client business that was sold in September 2013.

(g)
Includes the assets under custody and/or administration (“AUC/A”) of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at March 31, 2014, Dec. 31, 2013 and March 31, 2013.

(h)
Represents the securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $66 billion at March 31, 2014 and $62 billion at Dec. 31, 2013.

(i)
At March 31, 2014 and Dec. 31, 2013, the estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the final rules released by the Board of Governors of the Federal Reserve (the “Federal Reserve”) on July 2, 2013 (the “Final Capital Rules”), which will be gradually phased-in over a multi-year period. At March 31, 2013, these ratios were estimated using our interpretation of the Federal Reserve’s Notices of Proposed Rulemaking (“NPRs”) dated June 7, 2012.

(j)
Consistent with historic practice, the risk-based capital ratios do not include the impact of the total consolidated assets of certain consolidated investment management funds. If the Company is required to include the net impact of such total consolidated assets, it would decrease the fully phased-in CET1 ratio under the Standardized Approach by approximately 60 basis points and the Advanced Approach by approximately 90 basis points at March 31, 2014.

(k)
At March 31, 2014, the capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). March 31, 2014 risk-weightings are not based on the Advanced Approach rules. The leverage capital ratio is based on Basel III components of capital and quarterly average total assets, as phased-in. Periods prior to March 31, 2014 are based on Basel I rules, while the CET1 ratio is a Basel I Tier 1 common ratio.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for the year ended Dec. 31, 2013 (“2013 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

In the first quarter of 2014, BNY Mellon elected to early adopt the new accounting guidance included in Accounting Standards Update (“ASU”) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB

Emerging Issues Task Force.” As a result, we restated the prior period financial statements to reflect the impact of the retrospective application of the new accounting guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of March 31, 2014, BNY Mellon had $27.9 trillion in assets under custody and/or administration, and $1.6 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key first quarter 2014 and subsequent events

Acquisition of HedgeMark International, LLC

On May 1, 2014, BNY Mellon acquired the remaining 65% interest of HedgeMark International, LLC, a provider of hedge fund managed account and risk analytic services. Since 2011, BNY Mellon held a 35% ownership stake in HedgeMark.

Agreement to sell our equity investment in Wing Hang Bank Limited (“Wing Hang”)

On March 31, 2014, BNY International Financing Corp., a subsidiary of BNY Mellon, agreed to sell our equity investment in Wing Hang, which is located in Hong Kong, to Oversea-Chinese Banking Corporation Limited. Our equity investment in Wing Hang had a fair value of $1 billion (book value of $544 million) based on its share price at March 31, 2014. Equity income related to our investment in Wing Hang totaled $95 million in 2013, including

4 BNY Mellon

$37 million from the sale of a property. The sale is expected to close in the third quarter of 2014.

Capital plan and share repurchase program and dividend increase

In March 2014, BNY Mellon received confirmation that the Board of Governors of the Federal Reserve System (the “Federal Reserve”) did not object to our 2014 capital plan submitted in connection with the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The board of directors subsequently approved the repurchase of up to $1.74 billion worth of common stock beginning in the second quarter of 2014 and continuing through the first quarter of 2015. The board of directors also approved a 13% increase in BNY Mellon’s quarterly common stock dividend from $0.15 per common share to $0.17 per common share on April 7, 2014. This increased quarterly common stock dividend was paid on May 7, 2014, to shareholders of record as of the close of business on April 25, 2014.

From April 1, 2014 through May 8, 2014, we repurchased 9.0 million common shares, at an average price of $34.02 per common share for a total of $308 million.

Exit from parallel run period for calculating risk-weighted assets under the Advanced Approaches rule

On Feb. 21, 2014, the Federal Reserve announced that BNY Mellon had been approved to exit parallel run reporting for U.S. regulatory capital purposes, and will transition from the general risk-based capital rules to the Final Capital Rules’ Advanced Approaches, effective starting in the second quarter of 2014, subject to ongoing qualification. We will be required to comply with Advanced Approaches reporting and public disclosures commencing on June 30, 2014. This means, among other things, for purposes of determining whether we meet minimum risk-based capital requirements, starting with the second quarter of 2014 our common equity Tier 1 capital ratio, Tier 1 capital ratio, and total capital ratio will be determined using the higher of the risk-weighted assets as calculated under the general risk-based capital rules (which use Basel I-based risk weighting for 2014 and the Final Capital Rules’ new Standardized Approach commencing on Jan. 1, 2015) and under the Advanced Approaches.

Highlights of first quarter 2014 results

In the first quarter of 2014, BNY Mellon reported net income applicable to common shareholders of $661 million, or $0.57 per diluted common share. In the first quarter of 2013 the Company reported a net loss applicable to common shareholders of $266 million, or $0.23 per diluted common share. Excluding the charge related to the U.S. Tax Court’s disallowance of certain foreign tax credits of $854 million, or $0.73 per diluted common share, net income applicable to common shareholders totaled $588 million, or $0.50 per diluted common share in the first quarter of 2013. Net income applicable to common shareholders was $513 million, or $0.44 per diluted common share, in the fourth quarter of 2013. Excluding an after tax-loss of $115 million, or $0.10 per diluted common share, related to an equity investment, net income applicable to common shareholders totaled $628 million, or $0.54 per diluted common share, in the fourth quarter of 2013. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of the Non-GAAP measures.

Highlights of the first quarter 2014 include:

•
AUC/A totaled $27.9 trillion at March 31, 2014 compared with $26.3 trillion at March 31, 2013. The year-over-year increase of 6% primarily reflects higher market values. (See the “Investment Services business” beginning on page 19).

•
Assets under management (“AUM”), excluding securities lending cash management assets and assets managed in the Investment Services business, totaled a record $1.62 trillion at March 31, 2014 compared with $1.42 trillion at March 31, 2013. The year-over-year increase of 14% resulted from higher market values and net new business. (See the “Investment Management business” beginning on page 16).

•
Investment services fees totaled $1.7 billion, an increase of 3% compared with the first quarter of 2013. The increase primarily reflects higher asset servicing fees driven by higher market values, net new business and organic growth, as well as higher clearing services and Depositary Receipts revenue. (See the “Investment Services business” beginning on page 19).

BNY Mellon 5

•
Investment management and performance fees totaled $843 million in the first quarter of 2014, an increase of 3% compared with the first quarter of 2013. The increase primarily reflects higher equity market values, net new business and higher performance fees, partially offset by higher money market fee waivers. (See the “Investment Management business” beginning on page 16).

•
Foreign exchange and other trading revenue totaled $136 million in the first quarter of 2014 compared with $161 million in the first quarter of 2013. Foreign exchange revenue decreased 13% year-over-year primarily driven by lower volatility, partially offset by higher volumes resulting from enhancements to our electronic foreign exchange platform. Other trading revenue decreased year-over-year reflecting lower fixed income trading revenue. (See “Fee and other revenue” beginning on page 7).

•
Investment and other income totaled $102 million in the first quarter of 2014 compared with $88 million in the first quarter of 2013. The increase primarily reflects higher lease residual gains, partially offset by lower equity investment revenue. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $728 million in the first quarter of 2014 compared with $719 million in the first quarter of 2013. The increase resulted from a change in asset mix and higher average deposits, partially offset by lower yields on investment securities. (See “Net interest revenue” beginning on page 10).

•	The net unrealized pre-tax gain on our total investment securities portfolio was $676 million at March 31, 2014 compared with $309 million at Dec. 31, 2013. The increase was primarily driven by the reduction in market interest rates. (See “Investment securities” beginning on page 27).

•
The provision for credit losses was a credit of $18 million in the first quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio. (See “Asset quality and allowance for credit losses” beginning on page 32).

•
Noninterest expense totaled $2.7 billion in the first quarter of 2014 compared with $2.8 billion in the first quarter of 2013. The decrease primarily resulted from a provision for administrative errors in certain offshore tax-exempt funds and the cost of generating certain tax credits both of which were recorded in the first quarter of 2013. (See “Noninterest expense” beginning on page 12).

•
The provision for income taxes of $232 million (25.1% effective tax rate) in the first quarter of 2014 was positively impacted by the change in New York State tax rates enacted on March 31, 2014. (See “Income taxes” on page 13).

•
At March 31, 2014, our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis, was 11.1% compared with 10.6% at Dec. 31, 2013. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis, was 10.7% at March 31, 2014, compared with 11.3% at Dec. 31, 2013. (See “Capital” beginning on page 41).

•	In the first quarter of 2014, we repurchased 11.6 million common shares for a total of $375 million.

6 BNY Mellon

Fee and other revenue

Fee and other revenue				1Q14 vs.
(dollars in millions, unless otherwise noted)	1Q14	4Q13	1Q13	1Q13	4Q13
Investment services fees:
Asset servicing (a)	$1,009	$984	$969	4%	3%
Clearing services	325	324	304	7	—
Issuer services	229	237	237	(3)	(3)
Treasury services	136	137	141	(4)	(1)
Total investment services fees	1,699	1,682	1,651	3	1
Investment management and performance fees	843	904	822	3	(7)
Foreign exchange and other trading revenue	136	146	161	(16)	(7)
Distribution and servicing	43	43	49	(12)	—
Financing-related fees	38	43	41	(7)	(12)
Investment and other income (b)	102	(43)	88	N/M	N/M
Total fee revenue (b)	2,861	2,775	2,812	2	3
Net securities gains	22	39	48	N/M	N/M
Total fee and other revenue (b)	$2,883	$2,814	$2,860	1%	2%

AUM at period end (in billions) (c)	$1,620	$1,583	$1,423	14%	2%
AUC/A at period end (in trillions) (d)	$27.9	$27.6	$26.3	6%	1%

(a)	Asset servicing fees include securities lending revenue of $38 million in the first quarter of 2014, $31 million in the fourth quarter of 2013 and $39 million in the first quarter of 2013.

(b)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(c)
Excludes securities lending cash management assets and assets managed in the Investment Services business. Also excludes assets under management related to Newton’s private client business that was sold in September 2013.

(d)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2014, Dec. 31, 2013 and March 31, 2013.
N/M - Not meaningful.

Fee and other revenue

Fee and other revenue totaled $2.9 billion in the first quarter of 2014, an increase of 1% year-over-year and 2% (unannualized) sequentially. The year-over-year increase primarily reflects higher asset servicing revenue, clearing services revenue and investment management and performance fees, partially offset by lower net securities gains and foreign exchange and other trading revenue. The sequential increase primarily reflects the loss related to an equity investment recorded in the fourth quarter of 2013 and higher asset servicing revenue, partially offset by seasonally lower performance fees, lower net securities gains and foreign exchange and other trading revenue. Additionally, both increases were partially offset by the impact of the continued net run-off of high margin structured debt securitizations in Corporate Trust.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2013 and the fourth quarter of 2013:

•
Asset servicing fees increased 4% year-over-year and 3% (unannualized) sequentially. The year-over-year increase primarily reflects higher market values, net new business and organic growth. The sequential increase primarily reflects organic growth, higher securities lending revenue and net new business.

•
Clearing services fees increased 7% year-over-year and were unchanged sequentially. The year-over-year increase was driven by higher mutual fund fees, higher asset-based fees and an increase in daily average revenue trades (“DARTS”), partially offset by higher money market fee waivers. Sequentially, higher clearance revenue was primarily offset by fewer trading days in the first quarter of 2014.

•
Issuer services fees decreased 3% both year-over-year and (unannualized) sequentially. Both decreases reflect the impact of the continued net run-off of high margin structured debt securitizations in Corporate Trust. The year-over-year decrease was partially offset by higher Depositary Receipts revenue driven by corporate actions. We continue to estimate that the net run-off of high margin structured debt securitizations

BNY Mellon 7

could reduce the Company’s total annual revenue by up to one-half of 1% if the structured debt markets do not recover.

•	Treasury services fees decreased 4% year-over-year and 1% (unannualized) sequentially. Both decreases reflect lower cash management fees.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $843 million in the first quarter of 2014, an increase of 3% year-over-year and a decrease of 7% (unannualized) sequentially. Excluding money-market fee waivers, investment management and performance fees increased 5% year-over-year and decreased 6% (unannualized) sequentially (Non-GAAP). The year-over-year increase primarily reflects higher equity market values and net new business. The sequential decrease primarily reflects seasonally lower performance fees and fewer days in the first quarter of 2014. Performance fees were $20 million in the first quarter of 2014 compared with $15 million in the first quarter of 2013 and $72 million in the fourth quarter of 2013.

Total AUM for the Investment Management business was a record $1.6 trillion at March 31, 2014, an increase of 14% year-over-year and 2% (unannualized) sequentially. Both increases resulted from higher market values and net new business. Net long-term inflows totaled $21 billion in the first quarter of 2014 driven by continued strong flows of liability-driven investments and growth in alternative investments, partially offset by slight outflows in equities. Short-term outflows were $7 billion in the first quarter of 2014.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q14	4Q13	1Q13
Foreign exchange	$130	$126	$149
Other trading revenue:
Fixed income	1	20	8
Equity/other	5	—	4
Total other trading revenue	6	20	12
Total foreign exchange and other trading revenue	$136	$146	$161

Foreign exchange and other trading revenue totaled $136 million in the first quarter of 2014, $161 million in the first quarter of 2013 and $146 million in the fourth quarter of 2013. In the first quarter of 2014, foreign exchange revenue totaled $130 million, a decrease of 13% year-over-year and an increase of 3% (unannualized) sequentially. Comparisons with both prior periods were impacted by lower volatility, and higher volumes driven by enhancements to our electronic foreign exchange platform. Other trading revenue totaled $6 million in the first quarter of 2014 compared with $12 million in the first quarter of 2013 and $20 million in the fourth quarter of 2013. The decrease from both prior periods reflects lower fixed income trading revenue. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment. Other trading revenue is primarily reported in the Other segment.

The foreign exchange trading engaged in by the Company generates revenues, which are influenced by the volume of client transactions and the spread realized on these transactions. Revenues are impacted by market pressures which continue to be increasingly competitive. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades are undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter

8 BNY Mellon

into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third-party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate adjusted by a pre-negotiated spread. Our custody clients choose to use third-party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar-equivalent volume foreign exchange transactions. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction program, including a standing instruction program option called the Defined Spread Offering, which the Company introduced to clients in the first quarter of 2012, provides custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. In response to competitive market pressures and client requests, we are continuing to develop standing instruction program products and services and making these new products and services available to our clients. In our historical standing instruction program, known as Session Range, we typically assigned a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically priced client purchases of currencies at or near the high end of this range and client sales of currencies at or near the low end of this range. In the first quarter of 2014, we upgraded our Session Range program. The upgrades include pricing pursuant to pre-defined rules and enhanced post-trade reporting, with transactions priced once per day within the interbank range of the day, and subject to application of a price collar, which is specific to session, pricing location and currency pair. A description of the pricing rules used in the upgraded Session Range program is set forth in the program’s disclosure documentation, which is available to clients and their investment managers. Separately, the standing instruction program Defined Spread Offering sets prices for transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread either to an objective market source for developed and certain emerging market currencies, or to a reference rate computed by BNY Mellon for other emerging market currencies. A description of the pricing rules is set forth in the Defined Spread Offering’s disclosure documentation, which is available to clients and their investment managers.

A shift by custody clients from the standing instruction program to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue.  We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced customer service and higher volumes. For the quarter ended March 31, 2014, our total revenue for all types of foreign exchange trading transactions was $130 million, or approximately 4% of our total revenue and approximately 40% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $43 million in the first quarter of 2014, $49 million in the first quarter of 2013 and $43 million in the fourth quarter of 2013. The year-over-year decrease primarily reflects higher money market fee waivers and short-term outflows of AUM.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $38 million in the first quarter of 2014, $41 million in the first quarter of 2013 and $43 million in the fourth quarter of 2013. The year-over-year decrease primarily reflects lower

BNY Mellon 9

credit-related fees. The sequential decrease was primarily driven by lower capital markets revenue.

Investment and other income

Investment and other income (loss)
(in millions)	1Q14	4Q13	1Q13
Lease residual gains	$35	$—	$1
Corporate/bank-owned life insurance	30	40	34
Expense reimbursements from joint venture	12	11	11
Seed capital gains	6	20	6
Private equity gains (losses)	5	5	(2)
Transitional services agreements	—	2	5
Asset-related gains (losses)	(1)	22	7
Equity investment revenue (loss)	(2)	(163)	13
Other income (a)	17	20	13
Total investment and other income (loss) (a)	$102	$(43)	$88
(a) Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes revenue from lease residual gains, insurance contracts, expense reimbursements from our CIBC Mellon joint venture, seed capital gains, gains and losses on private equity investments, transitional services agreements, asset-related gains, equity investments, and other income and loss. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Asset-related gains (losses) include loan, real estate and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income increased $14 million compared with the first quarter of 2013 and $145 million compared to the fourth quarter of 2013. The year-over-year increase primarily reflects higher lease residual gains, partially offset by lower equity investment revenue. The sequential increase primarily reflects a loss related to an equity investment recorded in the fourth quarter of 2013, partially offset by lower asset-related gains.

Net interest revenue

Net interest revenue	1Q14	4Q13	1Q13	1Q14 vs.
(dollars in millions)				1Q13	4Q13
Net interest revenue (non-FTE)	$728	$761	$719	1%	(4)%
Tax equivalent adjustment	16	20	14	14	(20)
Net interest revenue (FTE) – Non-GAAP	744	781	733	2%	(5)%
Average interest-earning assets	$284,532	$285,779	$265,754	7%	—%
Net interest margin (FTE)	1.05%	1.09%	1.11%	(6) bps	(4) bps
bps - basis points.

Net interest revenue totaled $728 million in the first quarter of 2014, an increase of $9 million compared with the first quarter of 2013 and a decrease of $33 million sequentially. The year-over-year increase primarily resulted from a change in the mix of assets and higher average deposits, partially offset by lower yields on investment securities. The decrease compared with the fourth quarter of 2013 primarily reflects lower yields on investment securities and fewer days in the first quarter of 2014, partially offset by the change in the mix of assets as we reduced our interest-bearing deposits held at the Federal Reserve and other central banks and increased our investment securities portfolio.

The net interest margin (FTE) was 1.05% in the first quarter of 2014 compared with 1.11% in the first quarter of 2013 and 1.09% in the fourth quarter of 2013. Both decreases in the net interest margin (FTE) primarily reflect lower yields on investment securities. The year-over-year decrease also reflects higher average interest-earning assets driven by higher deposit levels.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	March 31, 2014		Dec. 31, 2013		March 31, 2013
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,617	0.71%	$39,563	0.71%	$40,967	0.70%
Interest-bearing deposits held at the Federal Reserve and other central banks	74,399	0.25	83,232	0.23	63,240	0.20
Federal funds sold and securities purchased under resale agreements	11,118	0.61	9,403	0.61	7,478	0.54
Margin loans	15,840	1.07	15,224	1.08	13,346	1.17
Non-margin loans:
Domestic offices	22,002	2.31	22,538	2.28	21,358	2.38
Foreign offices	13,805	1.26	13,006	1.22	11,575	1.36
Total non-margin loans	35,807	1.90	35,544	1.89	32,933	2.02
Securities:
U.S. Government obligations	17,213	1.61	13,418	1.96	18,814	1.54
U.S. Government agency obligations	42,710	1.87	43,465	2.00	42,397	1.85
State and political subdivisions – tax-exempt	6,691	2.50	6,757	2.76	6,194	2.38
Other securities	33,920	1.64	33,000	1.78	34,507	2.03
Trading securities	5,217	2.60	6,173	2.82	5,878	2.40
Total securities	105,751	1.83	102,813	2.02	107,790	1.91
Total interest-earning assets	$284,532	1.17%	$285,779	1.21%	$265,754	1.26%
Allowance for loan losses	(210)		(207)		(264)
Cash and due from banks	5,886		6,623		4,534
Other assets	53,430		52,434		52,137
Assets of consolidated investment management funds	11,354		11,506		11,503
Total assets	$354,992		$356,135		$333,664
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,660	0.13%	$6,587	0.16%	$5,716	0.25%
Savings	1,034	0.25	993	0.25	819	0.29
Demand deposits	3,673	0.08	4,455	0.07	3,062	0.07
Time deposits	41,544	0.04	41,523	0.04	39,091	0.05
Foreign offices	101,075	0.06	103,462	0.06	99,040	0.08
Total interest-bearing deposits	152,986	0.06	157,020	0.06	147,728	0.08
Federal funds purchased and securities sold under repurchase agreements	14,505	(0.13)	13,155	(0.10)	9,187	(0.12)
Trading liabilities	1,978	1.59	2,534	1.42	2,552	1.35
Other borrowed funds	1,035	0.51	1,124	0.83	1,152	0.90
Commercial paper	102	0.05	1,254	0.05	245	0.09
Payables to customers and broker-dealers	8,883	0.09	9,400	0.09	9,019	0.09
Long-term debt	20,420	1.09	19,501	1.05	18,878	1.18
Total interest-bearing liabilities	$199,909	0.17%	$203,988	0.17%	$188,761	0.20%
Total noninterest-bearing deposits	81,430		79,999		70,337
Other liabilities	24,608		23,546		27,416
Liabilities and obligations of consolidated investment management funds	10,128		10,283		10,186
Total liabilities	316,075		317,816		296,700
Temporary equity
Redeemable noncontrolling interests	246		224		175
Permanent equity
Total BNY Mellon shareholders’ equity	37,851		37,260		35,966
Noncontrolling interests	820		835		823
Total permanent equity	38,671		38,095		36,789
Total liabilities, temporary equity and permanent equity	$354,992		$356,135		$333,664
Net interest margin (FTE)		1.05%		1.09%		1.11%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 11

Noninterest expense

Noninterest expense				1Q14 vs.
(dollars in millions)	1Q14	4Q13	1Q13	1Q13	4Q13
Staff:
Compensation	$925	$929	$885	5%	—%
Incentives	359	343	338	6	5
Employee benefits	227	250	249	(9)	(9)
Total staff	1,511	1,522	1,472	3	(1)
Professional, legal and other purchased services	312	344	295	6	(9)
Net occupancy	154	154	163	(6)	—
Software	152	152	140	9	—
Distribution and servicing	107	110	106	1	(3)
Furniture and equipment	85	89	88	(3)	(4)
Sub-custodian	68	68	64	6	—
Business development	64	96	68	(6)	(33)
Other	223	258	307	(27)	(14)
Amortization of intangible assets	75	82	86	(13)	(9)
M&I, litigation and restructuring charges	(12)	2	39	N/M	N/M
Total noninterest expense - GAAP	$2,739	$2,877	$2,828	(3)%	(5)%

Total staff expense as a percentage of total revenue (a)	41%	42%	41%
Full-time employees at period end	51,400	51,100	49,700	3%	1%

Memo:
Total noninterest expense excluding amortization of intangible assets and M&I, litigation and restructuring charges - Non-GAAP	$2,676	$2,793	$2,703	(1)%	(4)%

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

N/M - Not meaningful.

Total noninterest expense decreased $89 million, or 3% compared with the first quarter of 2013 and decreased $138 million, or 5% (unannualized), compared with the fourth quarter of 2013. Excluding amortization of intangible assets, M&I, litigation and restructuring charges, noninterest expense decreased 1% year-over-year and 4% (unannualized) sequentially. Both decreases reflect lower non-staff expenses. The year-over-year decrease was partially offset by higher staff expense.

We continue to invest in our compliance, risk and other control functions in light of increasing regulatory requirements. While our expenses remain high in those areas as a result of the need to hire additional staff and advisors and to enhance our technology platforms, we expect the rate of related expense growth to begin to slow as the new rules are implemented.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense in the first quarter of 2014 and 54% in both the first quarter of 2013 and the fourth quarter of 2013, excluding amortization of intangible assets, M&I, litigation and restructuring charges.

Staff expense was $1.5 billion in the first quarter of 2014, an increase of 3% compared with the first quarter of 2013 and a decrease of 1% (unannualized) compared with the fourth quarter of 2013. Comparisons to both prior periods were impacted by lower pension expense and higher incentive expense due to acceleration of the vesting of long-term stock awards for retirement-eligible employees.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges, totaled $1.2 billion in the first quarter of 2014, a decrease of 5% compared with the first quarter of 2013 and 8% (unannualized) compared with the fourth quarter of 2013. The year-over-year decrease primarily resulted from a provision for

12 BNY Mellon

administrative errors in certain offshore tax-exempt funds and the cost of generating certain tax credits both of which were recorded in the first quarter of 2013, partially offset by an increase in professional, legal and other purchased services expense. The sequential decline reflects a seasonal decrease in business development expense, as well as lower professional, legal and other purchased services and risk-related expenses.

The financial services industry has seen a continuing increase in the level of litigation and enforcement activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels. For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

For additional information on restructuring charges, see Note 10 of the Notes to Consolidated Financial Statements.

Income taxes

The provision for income taxes was $232 million and the effective tax rate was 25.1% in the first quarter of 2014. The effective tax rate was positively impacted by the change in New York State tax rates enacted on March 31, 2014. The provision for income taxes was $1.1 billion in the first quarter of 2013, including an $854 million charge related to the disallowance of certain foreign tax credits. Excluding the charge related to the disallowance of certain foreign tax credits, the effective tax rate on an operating basis - Non-GAAP was 25.2% in the first quarter of 2013. The provision for income taxes was $172 million and the effective tax rate was 23.6% in the fourth quarter of 2013. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for additional information.

In the first quarter of 2014, BNY Mellon adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force”. See Note 2 of the Notes to Consolidated Financial Statements for the impact of the retrospective application of this new accounting guidance.

We expect the effective tax rate to be approximately 27% in the second quarter of 2014.

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

Business results are subject to reclassification whenever organizational changes are made or when improvements are made in the measurement principles. On Sept. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, sold Newton’s private client business. In the first quarter of 2014, we reclassified the results of Newton’s private client business from the Investment Management business to the Other segment. The reclassifications did not impact the consolidated results. All prior periods have been restated. In addition, prior period consolidated results and the Other segment results have been restated to reflect the impact of the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

BNY Mellon 13

reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The following table presents key market metrics at period end and on an average basis.

Key market metrics						1Q14 vs.
	1Q13	2Q13	3Q13	4Q13	1Q14	1Q13	4Q13
S&P 500 Index (a)	1569	1606	1682	1848	1872	19%	1%
S&P 500 Index – daily average	1514	1609	1675	1769	1835	21	4
FTSE 100 Index (a)	6412	6215	6462	6749	6598	3	(2)
FTSE 100 Index – daily average	6300	6438	6530	6612	6680	6	1
MSCI World Index (a)	1435	1434	1544	1661	1674	17	1
MSCI World Index – daily average	1405	1463	1511	1602	1647	17	3
Barclays Capital Global Aggregate BondSM Index (a) (b)	356	343	356	354	365	3	3
NYSE and NASDAQ share volume (in billions)	174	186	166	179	196	13	9
JPMorgan G7 Volatility Index – daily average (c)	9.02	9.84	9.72	8.20	7.80	(14)	(5)
Average Fed Funds effective rate	0.14%	0.12%	0.09%	0.09%	0.07%	(7) bps	(2) bps

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps – basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2014, using the Standard & Poor’s (“S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04. If however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$900	(a)	$1,887	$112	$2,899	(a)
Net interest revenue	70		590	68	728
Total revenue	970	(a)	2,477	180	3,627	(a)
Provision for credit losses	—		—	(18)	(18)
Noninterest expense	724		1,821	194	2,739
Income before taxes	$246	(a)	$656	$4	$906	(a)
Pre-tax operating margin (b)	25%		26%	N/M	25%
Average assets	$39,463		$258,470	$57,059	$354,992
Excluding amortization of intangible assets:
Noninterest expense	$693		$1,777	$194	$2,664
Income before taxes	277	(a)	700	4	981	(a)
Pre-tax operating margin (b)	29%		28%	N/M	27%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $20 million, for a net impact of $16 million. Income before taxes includes noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

14 BNY Mellon

For the quarter ended Dec. 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$993	(b)	$1,860	$(20)	$2,833	(b)
Net interest revenue	68		610	83	761
Total revenue (a)	1,061	(b)	2,470	63	3,594	(b)
Provision for credit losses	—		—	6	6
Noninterest expense	795		1,867	215	2,877
Income (loss) before taxes (a)	$266	(b)	$603	$(158)	$711	(b)
Pre-tax operating margin (a) (c)	25%		24%	N/M	20%
Average assets	$38,796		$258,294	$59,045	$356,135
Excluding amortization of intangible assets:
Noninterest expense	$760		$1,820	$215	$2,795
Income (loss) before taxes (a)	301	(b)	650	(158)	793	(b)
Pre-tax operating margin (a) (c)	28%		26%	N/M	22%

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $17 million, for a net impact of $19 million. Income before taxes includes noncontrolling interests of $17 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$881	(b)	$1,861	$152	$2,894	(b)
Net interest revenue	62		653	4	719
Total revenue (a)	943	(b)	2,514	156	3,613	(b)
Provision for credit losses	—		1	(25)	(24)
Noninterest expense	737		1,840	251	2,828
Income (loss) before taxes (a)	$206	(b)	$673	$(70)	$809	(b)
Pre-tax operating margin (a) (c)	22%		27%	N/M	22%
Average assets	$38,743		$240,187	$54,734	$333,664
Excluding amortization of intangible assets:
Noninterest expense	$698		$1,793	$251	$2,742
Income (loss) before taxes	245	(b)	720	(70)	895	(b)
Pre-tax operating margin (a) (c)	26%		29%	N/M	25%

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 15

Investment Management business

(dollar amounts in millions)						1Q14 vs.
	1Q13	2Q13	3Q13	4Q13	1Q14	1Q13	4Q13
Revenue:
Investment management fees:
Mutual funds	$299	$299	$293	$303	$299	—%	(1)%
Institutional clients	360	366	367	385	372	3	(3)
Wealth management	143	146	145	149	153	7	3
Investment management fees	802	811	805	837	824	3	(2)
Performance fees	15	33	10	72	20	33	N/M
Investment management and performance fees	817	844	815	909	844	3	(7)
Distribution and servicing	46	44	41	41	40	(13)	(2)
Other (a)	18	24	26	43	16	N/M	N/M
Total fee and other revenue (a)	881	912	882	993	900	2	(9)
Net interest revenue	62	63	67	68	70	13	3
Total revenue	943	975	949	1,061	970	3	(9)
Noninterest expense (ex. amortization of intangible assets)	698	665	689	760	693	(1)	(9)
Income before taxes (ex. amortization of intangible assets)	245	310	260	301	277	13	(8)
Amortization of intangible assets	39	39	35	35	31	(21)	(11)
Income before taxes	$206	$271	$225	$266	$246	19%	(8)%

Pre-tax operating margin	22%	28%	24%	25%	25%
Adjusted pre-tax operating margin (a)	31%	37%	33%	34%	35%

Wealth management:
Average loans	$8,972	$9,253	$9,453	$9,755	$10,075	12%	3%
Average deposits	$13,646	$13,306	$13,898	$14,161	$14,805	8%	5%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. Adjusted pre-tax operating margin includes the pro forma impact of money market fee waivers, is net of distribution and servicing expense and excludes amortization of intangible assets. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of Non-GAAP measures.

N/M - Not meaningful.

16 BNY Mellon

AUM trends (a)						1Q14 vs.
(dollar amounts in billions)	1Q13	2Q13	3Q13	4Q13	1Q14	1Q13	4Q13
AUM at period end, by product type:
Equity	$246	$242	$266	$276	$277	13%	—%
Fixed income	216	218	215	220	224	4	2
Index	272	280	303	323	328	21	2
Liability-driven investments (b)	348	347	394	403	436	25	8
Alternative investments	63	63	62	62	63	—	2
Cash	278	277	292	299	292	5	(2)
Total AUM	$1,423	$1,427	$1,532	$1,583	$1,620	14%	2%

AUM at period end, by client type:
Institutional	$939	$968	$1,041	$1,072	$1,118	19%	4%
Mutual funds	405	378	407	425	415	2	(2)
Private client	79	81	84	86	87	10	1
Total AUM	$1,423	$1,427	$1,532	$1,583	$1,620	14%	2%

Changes in AUM:
Beginning balance of AUM	$1,380	$1,423	$1,427	$1,532	$1,583
Net inflows (outflows):
Long-term:
Equity	1	1	3	(5)	(1)
Fixed income	5	2	(1)	5	—
Index	12	8	2	(3)	—
Liability-driven investments (b)	22	11	27	4	20
Alternative investments	—	(1)	1	1	2
Total long-term inflows (outflows)	40	21	32	2	21
Short term:
Cash	(13)	(1)	13	6	(7)
Total net inflows (outflows)	27	20	45	8	14
Net market/currency impact	16	(16)	60	43	23
Ending balance of AUM	$1,423	$1,427	$1,532	$1,583	$1,620	14%	2%

(a)
Excludes securities lending cash management assets and assets managed in the Investment Services business. Also excludes assets under management related to Newton’s private client business that was sold in September 2013.

(b)	Includes currency and overlay assets under management.

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques, wealth management business and global distribution companies. See page 22 of our 2013 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record$1.62 trillion at March 31, 2014 compared with $1.42 trillion at March 31, 2013 and $1.58 trillion at Dec. 31, 2013. Both increases resulted from higher market values and net new business. Net long-term inflows totaled $21 billion in the first quarter of 2014 driven by the continued strong flows of liability-driven investments and growth in alternative investments, partially offset by slight outflows in equities. Short-term outflows were $7 billion in the first quarter of 2014.

Total revenue was $970 million, an increase of 3% compared with the first quarter of 2013 and a decrease of 9% (unannualized) compared with the fourth quarter of 2013. Excluding money market fee waivers, total revenue increased 4% year-over-year and decreased 8% (unannualized) sequentially. The year-over-year increase primarily reflects higher equity market values and net new business. The sequential decrease primarily reflects seasonally lower performance fees, lower seed capital gains and fewer days in the first quarter of 2014. Comparisons with both prior periods also reflect higher net interest revenue. Revenue generated in the Investment Management business included 45% from non-U.S. sources in the first quarter of 2014 compared with 44% in the first quarter of 2013 and 47% in the fourth quarter of 2013.

BNY Mellon 17

Investment management fees in the Investment Management business were $824 million in the first quarter of 2014 compared with $802 million in the first quarter of 2013 and $837 million in the fourth quarter of 2013. The year-over-year increase primarily reflects higher equity market values and net new business, partially offset by higher money market fee waivers. The sequential decrease was primarily driven by fewer days in the first quarter of 2014.

In the first quarter of 2014, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $299 million in the first quarter of 2014 compared with $299 million in the first quarter of 2013 and $303 million in the fourth quarter of 2013. The sequential decrease primarily reflects fewer days in the first quarter of 2014.

Performance fees were $20 million in the first quarter of 2014 compared with $15 million in the first quarter of 2013 and $72 million in the fourth quarter of 2013. The sequential decrease primarily reflects seasonality.

Distribution and servicing fees were $40 million in the first quarter of 2014 compared with $46 million in the first quarter of 2013 and $41 million in the fourth quarter of 2013. Both decreases reflect outflows. The year-over-year decrease was also impacted by higher money market fee waivers.

Other fee revenue was $16 million in the first quarter of 2014 compared with $18 million in the first quarter of 2013 and $43 million in the fourth quarter of 2013. The sequential decrease primarily reflects lower seed capital gains, other trading revenue and net securities gains.

Net interest revenue was $70 million in the first quarter of 2014 compared with $62 million in the first quarter of 2013 and $68 million in the fourth quarter of 2013. Both increases primarily resulted from higher average loans and deposits. Average loans increased 12% year-over-year and 3% sequentially, while average deposits increased 8% year-over-year and 5% sequentially.

Noninterest expense excluding amortization of intangible assets was $693 million in the first quarter of 2014 compared with $698 million in the first quarter of 2013 and $760 million in the fourth quarter of 2013. The year-over-year decrease primarily reflects a provision for administrative errors in certain offshore tax-exempt funds recorded in the first quarter of 2013, partially offset by higher incentive expense driven by improved performance, and higher expenses resulting from investments in strategic initiatives. The sequential decrease primarily reflects lower incentive expense due to seasonally lower performance fees, seasonally lower business development expense, and lower salaries and professional, legal, and other purchased services expenses.

18 BNY Mellon

Investment Services business

(dollar amounts in millions, unless otherwise noted)						1Q14 vs.
	1Q13	2Q13	3Q13	4Q13	1Q14	1Q13	4Q13
Revenue:
Investment services fees:
Asset servicing	$943	$961	$939	$957	$985	4%	3%
Clearing services	302	320	314	322	323	7	—
Issuer services	236	294	321	236	228	(3)	(3)
Treasury services	137	135	135	137	134	(2)	(2)
Total investment services fees	1,618	1,710	1,709	1,652	1,670	3	1
Foreign exchange and other trading revenue	173	193	177	150	158	(9)	5
Other (a)	70	67	63	58	59	(16)	2
Total fee and other revenue (a)	1,861	1,970	1,949	1,860	1,887	1	1
Net interest revenue	653	633	619	610	590	(10)	(3)
Total revenue	2,514	2,603	2,568	2,470	2,477	(1)	—
Provision for credit losses	1	—	—	—	—	N/M	N/M
Noninterest expense (ex. amortization of intangible assets)	1,793	1,825	1,764	1,820	1,777	(1)	(2)
Income before taxes (ex. amortization of intangible assets)	720	778	804	650	700	(3)	8
Amortization of intangible assets	47	54	46	47	44	(6)	(6)
Income before taxes	$673	$724	$758	$603	$656	(3)%	9%

Pre-tax operating margin	27%	28%	30%	24%	26%
Pre-tax operating margin (ex. amortization of intangible assets)	29%	30%	31%	26%	28%
Investment services fees as a percentage of noninterest expense (b)	92%	94%	97%	90%	93%

Securities lending revenue	$31	$39	$26	$21	$30	(3)%	43%

Metrics:
Average loans	$26,697	$27,814	$27,865	$31,211	$31,468	18%	1%
Average deposits	$200,222	$204,499	$206,068	$216,216	$214,947	7%	(1)%

AUC/A at period end (in trillions) (c)	$26.3	$26.2	$27.4	$27.6	$27.9	6%	1%
Market value of securities on loan at period end (in billions) (d)	$244	$255	$255	$235	$264	8%	12%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$205	$201	$110	$123	$161

Depositary Receipts:
Number of sponsored programs	1,359	1,349	1,350	1,335	1,332	(2)%	—%

Clearing services:
Global DARTS volume (in thousands) (e)	213	217	212	213	230	8%	8%
Average active clearing accounts (U.S. platform) (in thousands)	5,552	5,591	5,622	5,643	5,695	3%	1%
Average long-term mutual fund assets (U.S. platform)	$357,647	$371,196	$377,131	$401,434	$413,658	16%	3%
Average investor margin loans (U.S. platform)	$8,212	$8,235	$8,845	$8,848	$8,919	9%	1%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,070	$2,037	$1,952	$2,005	$1,983	(4)%	(1)%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2013, $1.1 trillion at June 30, 2013 and $1.2 trillion at Sept. 30, 2013 , Dec. 31, 2013 and March 31, 2014.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $62 billion at Dec. 31, 2013 and $66 billion at March 31, 2014.

(e)	Represents DARTS occurring in our Clearing Services business only.
N/M - Not meaningful.

BNY Mellon 19

Business description

Our Investment Services business provides global custody and related services, broker-dealer services, global collateral services, corporate trust and depositary receipt and clearing services, as well as global payment/working capital solutions to global financial institutional clients.

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

The results of this business are driven by a number of factors, which include: the level of transaction activity; the range of services provided, including custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, and investment manager back-office outsourcing; the number of accounts; and the market value of assets under custody and/or administration. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Business expenses are driven by staff, technology investment, equipment and space required to support the services provided by the business and the cost of execution, clearance and custody of securities.

We are one of the leading global securities servicing providers with $27.9 trillion of AUC/A at March 31, 2014. We are the largest custodian for U.S. corporate and public pension plans and we service 44% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving demand for new products and services among clients.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We settle securities transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 18 of the 22 primary dealers. We are a leader in servicing tri-party repo collateral with approximately $2 trillion globally. We currently service approximately $1.3 trillion of the $1.6 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party collateral agency services to dealers and cash investors active in the tri-party repurchase, or repo, market. We currently have approximately 86% of the market share of the U.S. tri-party repo market. As agent, we facilitate settlement between dealers (cash borrowers) and investors (cash lenders). Our involvement in a transaction commences after a dealer and investor agree to a tri-party repo trade and send instructions to us. We maintain custody of the collateral (the subject securities of the repo), monitor the eligibility and sufficiency of the collateral, and execute the payment and delivery instructions agreed to and provided by the principals.

BNY Mellon continues to work to significantly reduce the risk associated with the secured intraday credit it provides to dealers with respect to their tri-party repo trades. BNY Mellon has implemented several important measures in that regard, including reducing the amount of time during which we extend intraday credit, implementing three-way trade confirmations, reducing the amount of credit provided in connection with processing collateral substitutions, introducing a functionality that enables us to “roll” maturing trades into new trades without extending credit, and requiring dealers to prefund their repayment obligations in connection with trades collateralized by Depository Trust Company sourced securities. Additionally, in 2013, we limited the collateral eligible to secure intraday credit to certain more liquid asset classes, resulting in a reduction of exposures secured by less liquid forms of collateral. We anticipate that the combination of these measures will have reduced risks substantially in our tri-party repo activity in the near term and, together with

20 BNY Mellon

technology enhancements currently in development, will achieve the practical elimination (defined as a 90% reduction) of intraday credit related to tri-party repo processing by the end of 2014.

These efforts are consistent with the recommendations of the Tri-Party Repo Infrastructure Reform Task Force (the “Task Force”) that was sponsored by the Payment Risk Committee of the Federal Reserve Bank of New York and included representatives from a diverse group of market participants, including BNY Mellon.

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

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 31 markets.

We serve as depositary for 1,332 sponsored American and global depositary receipt programs at March 31, 2014, acting in partnership with leading companies from 66 countries - an estimated 60% global market share.

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

Review of financial results

AUC/A at March 31, 2014 were $27.9 trillion, an increase of 6% from $26.3 trillion at March 31, 2013, and 1% from $27.6 trillion at Dec. 31, 2013. Both increases were primarily driven by higher market values. The sequential increase also reflects net new business. AUC/A were comprised of 36% equity securities and 64% fixed income securities at March 31, 2014 compared with 33% equity securities and 67% fixed income securities at March 31, 2013.

Revenue generated in the Investment Services business included 35% from non-U.S. sources in the first quarter of 2014 compared with 32% in the first quarter of 2013.

Investment services fees increased $52 million, or 3%, in the first quarter of 2014 compared with the first quarter of 2013 and $18 million or 1% (unannualized), compared with the fourth quarter of 2013 reflecting the following factors:

•	Asset servicing fees (global custody, broker-dealer services and global collateral services) were $985 million in the first quarter of 2014

BNY Mellon 21

compared with $943 million in the first quarter of 2013 and $957 million in the fourth quarter of 2013. The year-over-year increase primarily reflects higher market values, net new business, organic growth and higher collateral management fees in Global Collateral Services. The sequential increase primarily reflects organic growth, higher securities lending revenue and net new business.

•
Clearing services fees were $323 million in the first quarter of 2014 compared with $302 million in the first quarter of 2013 and $322 million in the fourth quarter of 2013. The year-over-year increase was driven by higher mutual fund fees, higher asset-based fees and an increase in DARTS, partially offset by higher money market fee waivers. Sequentially, higher clearance revenue was primarily offset by fewer trading days in the first quarter of 2014.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $228 million in the first quarter of 2014, compared with $236 million in both the first quarter of 2013 and the fourth quarter of 2013. Both decreases reflect the impact of the continued net run-off of high margin structured debt securitizations in Corporate Trust. The year-over-year decrease was partially offset by higher Depositary Receipts revenue driven by corporate actions.

•
Treasury services fees were $134 million in the first quarter of 2014 compared with $137 million in both the first quarter of 2013 and the fourth quarter of 2013. Both decreases primarily reflect lower cash management fees.

Foreign exchange and other trading revenue totaled $158 million in the first quarter of 2014, compared with $173 million in the first quarter of 2013 and $150 million in the fourth quarter of 2013. Comparisons with both prior periods were impacted by lower volatility, and higher volumes driven by enhancements to our electronic foreign exchange platform.

Net interest revenue was $590 million in the first quarter of 2014 compared with $653 million in the first quarter of 2013 and $610 million in the fourth quarter of 2013. The year-over-year decrease primarily reflects lower spreads partially offset by higher average loans and deposits. The sequential decrease primarily reflects lower spreads and fewer days in the first quarter of 2014.

Noninterest expense, excluding amortization of intangible assets, was $1.78 billion in the first quarter of 2014, compared with $1.79 billion in the first quarter of 2013 and $1.82 billion in the fourth quarter of 2013. The year-over-year decrease primarily reflects lower litigation expense, partially offset by higher professional, legal and other purchased services, software and furniture and equipment expenses. The sequential decrease was primarily driven by lower risk-related and professional, legal and other purchased services expenses and a seasonal decrease in business development expense.

22 BNY Mellon

Other segment

(dollars in millions)	1Q13	2Q13	3Q13	4Q13	1Q14
Revenue:
Fee and other revenue (a)	$152	$347	$172	$(20)	$112
Net interest revenue	4	61	86	83	68
Total revenue (a)	156	408	258	63	180
Provision for credit losses	(25)	(19)	2	6	(18)
Noninterest expense	251	239	245	215	194
Income (loss) before taxes (a)	$(70)	$188	$11	$(158)	$4
Average loans and leases	$10,610	$10,846	$10,938	$9,802	$10,104

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See page 28 of our 2013 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue decreased $40 million compared with the first quarter of 2013 and increased $132 million compared with the fourth quarter of 2013. The year-over-year decrease primarily resulted from lower securities gains, fixed income trading revenue and equity investment revenue as well as the sale of Newton’s private client business. The sequential increase primarily reflects a loss related to an equity investment recorded in the fourth quarter of 2013. Comparisons with both prior periods were impacted by higher lease residual gains recorded in the first quarter of 2014.

Net interest revenue increased $64 million compared with the first quarter of 2013 and decreased $15 million compared with the fourth quarter of 2013. Comparisons with both prior periods reflect changes in the internal credit rates to the businesses for deposits.

The provision for credit losses was a credit of $18 million in the first quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio.

Noninterest expense decreased $57 million compared with the first quarter of 2013 and $21 million compared with the fourth quarter of 2013. Comparisons with both prior periods reflect lower pension expense. The year-over-year decrease also reflects the cost of generating certain tax credits recorded in the first quarter of 2013, lower net occupancy expense and the sale of Newton’s private client business. The sequential decrease also reflects seasonally lower business development expenses, lower professional, legal and other purchased services and lower net occupancy expense, partially offset by higher staff expense resulting from the acceleration of the vesting of long-term stock awards for retirement-eligible employees.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2013 Annual Report, pages 34 - 36. This policy is also disclosed in the “Asset quality and allowance for credit losses” section of this Form 10-Q.
Fair value of financial instruments and derivatives	2013 Annual Report, pages 36 and 37.
OTTI	2013 Annual Report, pages 37 and 38.
Goodwill and other intangibles	2013 Annual Report, pages 38 and 39.
Pension accounting	2013 Annual Report, pages 39 and 40.

BNY Mellon 23

Consolidated balance sheet review

At March 31, 2014, total assets were $368 billion compared with $375 billion at Dec. 31, 2013. Total assets averaged $355 billion in the first quarter of 2014 compared with $334 billion in the first quarter of 2013 and $356 billion in the fourth quarter of 2013. Fluctuations in the period-end and average total assets were primarily driven by the level of client deposits. Deposits totaled $252 billion at March 31, 2014, and $261 billion at Dec. 31, 2013. Total deposits averaged $234 billion in the first quarter of 2014, $218 billion in the first quarter of 2013 and $237 billion in the fourth quarter of 2013. At March 31, 2014, total interest-bearing deposits were 55% of total interest-earning assets compared with 54% at Dec. 31, 2013.

At March 31, 2014, we had $55 billion of liquid funds and $89 billion of cash (including $83 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $144 billion of available funds. This compares with available funds of $155 billion at Dec. 31, 2013. The decrease in available funds resulted from a decrease in the level of client deposits. Total available funds as a percentage of total assets was 39% at March 31, 2014 compared with 41% at Dec. 31, 2013. Of the $55 billion in liquid funds held at March 31, 2014, $43 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 65 days. Of the $43 billion, $9 billion was placed with banks in the Eurozone.

Investment securities were $99 billion, or 27% of total assets, at March 31, 2014, compared with $99 billion, or 26% of total assets, at Dec. 31, 2013. The percentage increase primarily reflects our smaller balance sheet in the first quarter of 2014 driven by a decrease in the level of client deposits.

Loans were $54 billion, or 15% of total assets, at March 31, 2014, compared with $52 billion, or 14% of total assets, at Dec. 31, 2013. The increase in loan levels primarily reflects higher overdrafts, and margin loans driven by our term loan program.

Long-term debt totaled $20.6 billion at March 31, 2014 and $19.9 billion at Dec. 31, 2013. The increase resulted from the issuance of $1.45 billion of senior debt in the first quarter of 2014, partially offset by $704 million of maturities.

Total The Bank of New York Mellon Corporation’s shareholders’ equity was $38.0 billion at March 31, 2014 and $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention and higher additional paid-in capital resulting from employee stock options and awards and employee benefit plan contributions, partially offset by share repurchases.

Exposure in Ireland, Italy, Spain, Portugal, Greece, Russia and Ukraine

We have provided expanded disclosure on countries that have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure. The liabilities of consolidated investment management funds represent the interest of the noteholders of the funds and are solely dependent on the value of the assets of the funds. Any loss in the value of assets of consolidated investment management funds would be incurred by the fund’s noteholders.

Recent events in Russia and Ukraine significantly increased geopolitical tensions in Central and Eastern Europe. At March 31, 2014, BNY Mellon had exposure of approximately $550 million in Russia. The exposure primarily consisted of approximately $210 million of syndicated loans and approximately $260 million of trade financing loans, with both exposures predominately to investment grade counterparties. Our exposure also included approximately $80 million of noninterest-bearing nostro balances. In addition, we had approximately $70 million of exposure to subsidiaries of Russian companies domiciled outside of Russia. At March 31, 2014, our exposure in Ukraine was not material.

In addition to the exposures above we provide investments services, including acting as a depositary receipt bank, for companies in Russia. To date, our Russian-related businesses have not been materially impacted by the ongoing tensions or sanctions.

24 BNY Mellon

Future developments including additional sanctions against Russian entities could adversely impact these businesses and our results of operations.

At March 31, 2014 and Dec. 31, 2013, BNY Mellon had exposure of less than $1 million in both Portugal and Greece. The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at March 31, 2014 and Dec. 31, 2013.

Our exposure in Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure. See “Risk management” for additional information on how our exposures are managed. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at March 31, 2014
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$121	$373	$248	$742
Investment securities (primarily European Floating Rate Notes and sovereign debt) (b)	162	457	483	1,102
Loans and leases (c)	242	6	1	249
Trading assets (d)	57	27	17	101
Total gross on-balance sheet exposure	582	863	749	2,194
Less:
Collateral	76	27	17	120
Guarantees	—	2	1	3
Total collateral and guarantees	76	29	18	123
Total net on-balance sheet exposure	$506	$834	$731	$2,071
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$107	$—	$—	$107
Letters of credit (f)	62	3	13	78
Total gross off-balance sheet exposure	169	3	13	185
Less:
Collateral	67	—	13	80
Total net off-balance sheet exposure	$102	$3	$—	$105
Total exposure:
Total gross on- and off-balance sheet exposure	$751	$866	$762	$2,379
Less: Total collateral and guarantees	143	29	31	203
Total net on- and off-balance sheet exposure	$608	$837	$731	$2,176

(a)
Interest-bearing deposits with banks represent a $100 million placement with an Irish subsidiary of a UK holding company, a $100 million placement with a financial institution in Italy, $248 million of placements with financial institutions in Spain and $294 million of nostro accounts related to our custody activities located in Italy, Spain and Ireland.

(b)
Represents $162 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $887 million, fair value, of sovereign debt located in Spain and Italy and $53 million, fair value, of corporate bonds located in Ireland, Italy and Spain. The investment securities were 86% investment grade.

(c)
Loans and leases include $171 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $71 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries, $4 million of overdrafts to a financial institution located in Italy and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $57 million of receivables primarily due from Irish-domiciled investment funds and $44 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $5 million in Ireland, $27 million in Italy and $4 million in Spain. Additionally, trading assets in Spain were collateralized by $13 million of U.S. Treasuries.

(e)	Lending-related commitments include $75 million to an insurance company, collateralized by $10 million of marketable securities, and $32 million to a manufacturing company located in Ireland.

(f)
Represents $60 million of letters of credit extended to an insurance company in Ireland, collateralized by $57 million of marketable securities, a $2 million letter of credit to an oil and gas company in Ireland, a $3 million letter of credit extended to a financial institution in Italy and a $13 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with GIIPS counterparties are excluded.

BNY Mellon 25

On- and off-balance sheet exposure at Dec. 31, 2013
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$100	$217	$375	$692
Investment securities (primarily European Floating Rate Notes and sovereign debt) (b)	165	279	137	581
Loans and leases (c)	267	3	1	271
Trading assets (d)	62	35	18	115
Total gross on-balance sheet exposure	594	534	531	1,659
Less:
Collateral	87	30	18	135
Guarantees	—	2	1	3
Total collateral and guarantees	87	32	19	138
Total net on-balance sheet exposure	$507	$502	$512	$1,521
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$70	$—	$—	$70
Letters of credit (f)	115	3	13	131
Total gross off-balance sheet exposure	185	3	13	201
Less:
Collateral	68	—	13	81
Total net off-balance sheet exposure	$117	$3	$—	$120
Total exposure:
Total gross on- and off-balance sheet exposure	$779	$537	$544	$1,860
Less: Total collateral and guarantees	155	32	32	219
Total net on- and off-balance sheet exposure	$624	$505	$512	$1,641

(a)
Interest-bearing deposits with banks represent a $99 million placement with an Irish subsidiary of a UK holding company, a $100 million placement with a financial institution in Italy, $350 million of placements with financial institutions in Spain and $143 million of nostro accounts related to our custody activities located in Italy, Spain and Ireland.

(b)
Represents $257 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $308 million, fair value, of sovereign debt located in Spain and Italy, and $16 million, fair value, of asset-backed collateralized loan obligations (“CLOs”) located in Ireland. The investment securities were 74% investment grade.

(c)
Loans and leases include $184 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $70 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries, $13 million of loans to financial institutions located in Ireland, which were collateralized by $12 million of marketable securities, $1 million of overdrafts to a financial institution located in Italy and $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent over-the-counter mark-to-market on foreign exchange and interest rate receivables, net of master netting agreements. Trading assets include $62 million of receivables primarily due from Irish-domiciled investment funds and $53 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on the trading assets totaled $5 million in Ireland, $30 million in Italy and $5 million in Spain. Trading assets located in Spain are also collateralized by $13 million of U.S. Treasuries.

(e)	Lending-related commitments include $70 million to an insurance company, collateralized by $3 million of marketable securities.

(f)
Represents $65 million of letters of credit extended to an insurance company in Ireland, fully collateralized by marketable securities, a $48 million letter of credit to a financial institution in Ireland, a $2 million letter of credit to an oil and gas company in Ireland, a $3 million letter of credit extended to a financial institution in Italy and a $13 million letter of credit extended to an insurance company in Spain, fully collateralized by marketable securities.

26 BNY Mellon

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	Dec. 31, 2013		1Q14 change in unrealized gain/(loss)	March 31, 2014			Fair value as a % of amortized cost (a)	Unrealized gain/(loss)	Ratings
												BB+ and lower
	Fair value			Amortized cost	Fair value				AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$39,673		$178	$39,424	$39,143		99%	$(281)	100%	—%	—%	—%	—%
U.S. Treasury	16,827		20	17,139	17,299		101	160	100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	12,028		29	12,802	12,856		100	54	92	—	8	—	—
Non-agency RMBS (c)	2,695		8	2,065	2,637		80	572	—	1	2	93	4
Non-agency RMBS	1,335		11	1,275	1,287		93	12	1	11	22	65	1
European floating rate notes (d)	2,878		25	2,599	2,580		99	(19)	72	22	—	6	—
Commercial MBS	4,064		17	4,139	4,168		101	29	92	7	1	—	—
State and political subdivisions	6,718		55	6,670	6,693		100	23	79	19	1	—	1
Foreign covered bonds (e)	2,872		7	2,635	2,716		103	81	100	—	—	—	—
Corporate bonds	1,815		16	1,758	1,781		101	23	21	66	13	—	—
CLO	1,496		1	1,379	1,391		101	12	100	—	—	—	—
U.S. Government agency debt	1,354		(4)	865	859		99	(6)	100	—	—	—	—
Consumer ABS	2,891		5	3,362	3,364		100	2	98	2	—	—	—
Other (f)	2,784		(1)	2,908	2,922		100	14	36	57	—	—	7
Total investment securities	$99,430	(g)	$367	$99,020	$99,696	(g)	99%	$676	89%	5%	2%	3%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to UK, Germany, France and Netherlands.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Netherlands.

(f)	Includes commercial paper of $1.7 billion and $1.7 billion, fair value, and money market funds of $938 million and $849 million, fair value, at Dec. 31, 2013 and March 31, 2014, respectively.

(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $678 million at Dec. 31, 2013 and $388 million at March 31, 2014.

The fair value of our investment securities portfolio was $99.7 billion at March 31, 2014 compared with $99.4 billion at Dec. 31, 2013. The increase in the fair value of the investment securities portfolio primarily reflects an increase in the unrealized gain on our investment securities. In the first quarter of 2014, we received $122 million of paydowns and sold $21 million of sub-investment grade securities.

At March 31, 2014, the total investment securities portfolio had a net unrealized pre-tax gain of $676 million compared with $309 million at Dec. 31, 2013. The increase in the net unrealized pre-tax gain was primarily driven by a reduction in market interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $487 million at March 31, 2014, compared with $357 million at Dec. 31, 2013.

At both March 31, 2014 and Dec. 31, 2013, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the restructuring of the investment securities portfolio.

BNY Mellon 27

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	1Q13	2Q13	3Q13	4Q13	1Q14
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,685	$2,720	$2,519	$2,377	$2,236
Estimated average life remaining at period end (in years)	4.6	5.1	5.2	5.2	5.0
Amortization	$164	$172	$147	$142	$145
Accretable discount related to the restructuring of the investment securities portfolio:
Balance at period end	$789	$743	$675	$642	$534
Estimated average life remaining at period end (in years)	5.6	6.0	6.1	6.0	6.3
Accretion	$57	$54	$55	$52	$46

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q14	4Q13	1Q13
U.S. Treasury	$10	$11	$(4)
U.S. Government agency debt	7	—	—
Commercial MBS	—	1	8
Foreign covered bonds	—	—	8
State and political subdivisions	(1)	13	—
European floating rate notes	(1)	11	4
Non-agency RMBS	(2)	2	4
Other	9	1	28
Total net securities gains	$22	$39	$48

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2014, this analysis resulted in $5 million of credit losses primarily on our prime RMBS portfolio. At March 31, 2014, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-

tax). See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2014. The unrealized loss on these securities was $19 million at March 31, 2014, an improvement of $25 million compared with $44 million at Dec. 31, 2013.

European floating rate notes at March 31, 2014 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,573	$112	$1,685
Netherlands	653	43	696
Ireland	159	—	159
Other	40	—	40
Total fair value	$2,425	$155	$2,580

(a)	72% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

28 BNY Mellon

Loans

Total exposure – consolidated	March 31, 2014			Dec. 31, 2013
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$13.6	$17.6	$31.2	$14.4	$17.0	$31.4
Commercial	2.0	19.3	21.3	1.6	19.5	21.1
Subtotal institutional	15.6	36.9	52.5	16.0	36.5	52.5
Wealth management loans and mortgages	10.0	1.5	11.5	9.8	1.7	11.5
Commercial real estate	2.1	2.3	4.4	2.0	2.4	4.4
Lease financings	2.2	—	2.2	2.3	—	2.3
Other residential mortgages	1.3	—	1.3	1.4	—	1.4
Overdrafts	5.6	—	5.6	3.7	—	3.7
Other	0.8	—	0.8	0.8	—	0.8
Subtotal non-margin loans	37.6	40.7	78.3	36.0	40.6	76.6
Margin loans	16.4	1.4	17.8	15.7	0.5	16.2
Total	$54.0	$42.1	$96.1	$51.7	$41.1	$92.8

At March 31, 2014, total exposures were $96.1 billion, an increase of 4% from $92.8 billion at Dec. 31, 2013. The increase in total exposure primarily reflects higher overdrafts, and margin loans resulting from an increase in our term loan program.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios made up 55% of our total lending exposure at March 31, 2014 and 57% at Dec. 31, 2013. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2014					Dec. 31, 2013
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$8.6	$2.1	$10.7	87%	90%	$9.4	$2.3	$11.7
Asset managers	1.1	4.7	5.8	98	81	1.4	4.1	5.5
Securities industry	3.2	2.5	5.7	94	97	2.9	2.0	4.9
Insurance	0.1	4.2	4.3	99	22	0.1	4.3	4.4
Government	0.3	3.1	3.4	97	25	0.4	3.2	3.6
Other	0.3	1.0	1.3	93	42	0.2	1.1	1.3
Total	$13.6	$17.6	$31.2	94%	71%	$14.4	$17.0	$31.4

The financial institutions portfolio exposure was $31.2 billion at March 31, 2014 compared with $31.4 billion at Dec. 31, 2013. The decrease primarily reflects lower exposure to banks driven by a reduced level of trade finance loans, partially offset by increased exposure to the securities industry reflecting an increase in unfunded commitments and the reestablishment of a loan to Sentinel Management Group, Inc. (“Sentinel”) as a fully collateralized performing loan in the first quarter of 2014. See Note 5 and Note 18 of the Notes to Consolidated Financial Statements for additional information on the Sentinel matter.

Financial institution exposures are high quality, with 94% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2014. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 71% expire within one year, and 37% expire within 90 days. In addition, 38% of the financial institutions exposure is secured. For

BNY Mellon 29

example, securities industry and asset managers often borrow against marketable securities held in custody.

For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides regardless of the internal credit rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance and U.S. dollar-clearing businesses. These exposures are predominately to investment grade counterparties and are short term in nature.

The asset manager portfolio exposures are high-quality, with 98% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2014. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	March 31, 2014					Dec. 31, 2013
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.2	$7.0	94%	19%	$0.6	$6.0	$6.6
Energy and utilities	0.7	5.8	6.5	99	16	0.7	5.9	6.6
Manufacturing	0.3	5.7	6.0	90	11	0.2	5.9	6.1
Media and telecom	0.2	1.6	1.8	94	6	0.1	1.7	1.8
Total	$2.0	$19.3	$21.3	94%	15%	$1.6	$19.5	$21.1

The commercial portfolio exposure increased 1% to $21.3 billion at March 31, 2014, from $21.1 billion at Dec. 31, 2013, primarily reflecting an increase in exposure to the services and other portfolio.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014
Financial institutions	93%	93%	92%	93%	94%
Commercial	94%	94%	94%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 94% of both our financial institutions and commercial portfolios rated as investment grade at March 31, 2014.

Wealth management loans and mortgages

Our wealth management exposure was $11.5 billion at both March 31, 2014 and Dec. 31, 2013. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2014.

At March 31, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York - 21%; California - 21%; Massachusetts - 16%; Florida - 8%; and other - 34%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets.

30 BNY Mellon

Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.4 billion at both March 31, 2014 and Dec. 31, 2013.

At March 31, 2014, 57% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 57% secured by residential buildings, 21% secured by office buildings, 11% secured by retail properties, and 11% secured by other categories. Approximately 97% of the unsecured portfolio is comprised of real estate investment trusts (“REITs”), which are primarily investment grade, and real estate operating companies.

At March 31, 2014, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 43%; REITs and real estate operating companies - 41%; and other - 16%.

Lease financings

The leasing portfolio exposure totaled $2.2 billion and included $160 million of airline exposures at March 31, 2014, compared with $2.3 billion of leasing exposures, including $166 million of airline exposures, at Dec. 31, 2013. At March 31, 2014, approximately 90% of the leasing exposure was investment grade.

At March 31, 2014, the $2.0 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At March 31, 2014, our $160 million of exposure to the airline industry consisted of $62 million to major U.S. carriers, $74 million to foreign airlines and $24 million to U.S. regional airlines.

Our airline lease customers experienced a recent recovery in the industry. However, a significant portion of these customers remain highly leveraged and vulnerable to both economic downturns and rising fuel prices. Because of these factors, we continue to maintain a sizable allowance for loan losses against these exposures and continue to closely monitor the portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.3 billion at March 31, 2014, compared with $1.4 billion at Dec. 31, 2013. Included in this portfolio at March 31, 2014 are $394 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.5 billion of loans at March 31, 2014 and $6.7 billion at Dec. 31, 2013 related to a term loan program that offers fully collateralized loans to broker-dealers.

BNY Mellon 31

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Margin loans	$16,430	$15,652	$13,242
Non-margin loans	37,606	36,005	35,982
Total loans	$54,036	$51,657	$49,224
Beginning balance of allowance for credit losses	$344	$339	$387
Provision for credit losses	(18)	6	(24)
Net (charge-offs):
Financial institutions	—	3	—
Foreign	—	(3)	—
Commercial	—	(1)	(2)
Other residential mortgages	—	—	(3)
Net (charge-offs)	—	(1)	(5)
Ending balance of allowance for credit losses	$326	$344	$358
Allowance for loan losses	$198	$210	$237
Allowance for lending-related commitments	128	134	121
Allowance for loan losses as a percentage of total loans	0.37%	0.41%	0.48%
Allowance for loan losses as a percentage of non-margin loans	0.53	0.58	0.66
Total allowance for credit losses as a percentage of total loans	0.60	0.67	0.73
Total allowance for credit losses as a percentage of non-margin loans	0.87	0.96	0.99

There were no net charge-offs in the first quarter of 2014. Net charge-offs were $5 million in the first quarter of 2013 and $1 million in the fourth quarter of 2013. Net charge-offs in the prior periods were primarily in the other residential mortgages, commercial and foreign loans portfolios.

The provision for credit losses was a credit of $18 million in the first quarter of 2014 primarily driven by the improvement in the credit quality of the loan portfolio. The provision for credit losses was a credit of $24 million in the first quarter of 2013 and a provision of $6 million in the fourth quarter of 2013. We anticipate the provision for credit losses to be $0 to $15 million in the second quarter of 2014.

The total allowance for credit losses was $326 million at March 31, 2014, $344 million at Dec. 31, 2013 and $358 million at March 31, 2013. The ratio of the total allowance for credit losses to non-margin loans was 0.87% at March 31, 2014, 0.96% at Dec. 31, 2013 and 0.99% at March 31, 2013. The ratio of the allowance for loan losses to non-margin loans was 0.53% at March 31, 2014 compared with 0.58% at Dec. 31, 2013 and 0.66% at March 31, 2013. The decrease in the total allowance for credit losses and the lower ratios at March 31, 2014 compared with both prior periods primarily reflects an improvement in the credit quality and continued growth in the loan portfolio.

We had $16.4 billion of secured margin loans on our balance sheet at March 31, 2014 compared with $15.7 billion at Dec. 31, 2013 and $13.2 billion at March 31, 2013. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

32 BNY Mellon

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

The second element, higher risk-rated credits and pass-rated credits, is based on our probable loss model. All loans over $1 million are individually analyzed before being assigned a credit rating. All borrowers are assigned to pools based on their credit rating. The probable loss inherent in each loan in a pool incorporates the borrower’s credit rating, loss given default rating and maturity. The loss given default incorporates a recovery expectation and an estimate of the use of the facility at default (usage given default). The borrower’s probability of default is derived from the associated credit rating. Borrower ratings are reviewed at least annually and are periodically mapped to third-party databases, including rating agency and default and recovery databases, to ensure ongoing consistency and validity. Higher risk-rated credits are reviewed quarterly.

The third element, the allowance for residential mortgage loans, is determined by segregating six mortgage pools into delinquency periods ranging from current through foreclosure. Each of these delinquency periods is assigned a probability of default. A specific loss given default is assigned for each mortgage pool. BNY Mellon also assigns all residential mortgage pools, except home equity lines of credit, a probability of default and loss given default based on default and loss data derived from our residential mortgage portfolio. For each pool, the inherent loss is calculated using the above factors. The resulting probable loss factor (the probability of default multiplied by the loss given default) is applied against the loan balance to determine the allowance held for each pool. For home equity lines of credit, probability of default and loss given default are based on external data from third-party databases due to the small size of the portfolio and insufficient internal data.

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

The objective of the qualitative framework is to capture incurred losses that may not have been fully captured in the quantitative reserve, which is based primarily on historical data. Management determines the qualitative allowance each period based on judgment informed by consideration of internal and external risk factors and other considerations that may be deemed relevant during the period. Once determined in the aggregate, our qualitative allowance is then allocated to each of our loan classes based on the respective classes’ quantitative allowance balances with the allocations adjusted, when necessary, for class specific risk factors.

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

BNY Mellon 33

Based on this analysis, we assign a risk level - no impact, low, moderate, high and elevated - to each risk factor for the current quarter. Management assesses the impact of each risk factor to determine an aggregate risk level. We do not quantify the impact of any particular risk factor. Management’s assessment of the risk factors, as well as the trend in the quantitative allowance, supports management’s judgment for the overall required qualitative allowance. A smaller qualitative allowance may be required when our quantitative allowance has reflected incurred losses associated with the aggregate risk level. A greater qualitative allowance may be required if our quantitative allowance does not yet reflect the incurred losses associated with the aggregate risk level. Our consideration of these factors has remained consistent for the quarter ended March 31, 2014. Additionally, the qualitative allowance as a percentage of the total allowance was unchanged from Dec. 31, 2013 to March 31, 2014.

The methodologies to determine the loss given default, probability of default and usage given default allowance parameters utilized in our probable loss model to calculate the quantitative allowance were updated in the fourth quarter of 2013.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed above, we have allocated our allowance for credit losses as follows:

Allocation of Allowance	March 31, 2014	Dec. 31, 2013	March 31, 2013
Commercial	24%	24%	27%
Other residential mortgages	15	16	23
Foreign	15	16	13
Financial institutions	15	14	9
Commercial real estate	13	12	9
Lease financing	11	11	11
Wealth management (a)	7	7	8
	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $70 million, while if each credit were rated one grade worse, the allowance would have increased by $166 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $27 million, while if the loss given default were one rating better, the allowance would have decreased by $22 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	March 31, 2014	Dec. 31, 2013
Loans:
Other residential mortgages	$107	$117
Commercial	13	15
Wealth management loans and mortgages	12	11
Foreign	7	6
Commercial real estate	4	4
Total nonperforming loans	143	153
Other assets owned	3	3
Total nonperforming assets (a)	$146	$156
Nonperforming assets ratio	0.27%	0.30%
Nonperforming assets ratio, excluding margin loans	0.4	0.4
Allowance for loan losses/nonperforming loans	138.5	137.3
Allowance for loan losses/nonperforming assets	135.6	134.6
Total allowance for credit losses/nonperforming loans	228.0	224.8
Total allowance for credit losses/nonperforming assets	223.3	220.5

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $74 million at March 31, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

34 BNY Mellon

Nonperforming assets activity (in millions)	March 31, 2014	Dec. 31, 2013
Balance at beginning of period	$156	$172
Additions	9	7
Return to accrual status	(9)	(9)
Charge-offs	(1)	(5)
Paydowns/sales	(8)	(7)
Transferred to other assets owned	(1)	(2)
Balance at end of period	$146	$156

Nonperforming assets were $146 million at March 31, 2014, a decrease of $10 million compared with $156 million at Dec. 31, 2013. The decrease primarily resulted from the return of loans to accrual status and sales in the other residential mortgage portfolio.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $252.2 billion at March 31, 2014, a decrease of 3% compared with $261.1 billion at Dec. 31, 2013. The decrease in deposits reflects lower non-interest bearing and interest-bearing deposits in U.S. offices, partially offset by higher interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $89.1 billion at March 31, 2014 compared with $95.4 billion at Dec. 31, 2013. Interest-bearing deposits were $163.1 billion at March 31, 2014 compared with $165.7 billion at Dec. 31, 2013.

Short-term borrowings

We fund ourselves primarily through deposits and, to a lesser extent, other short-term borrowings and long-term debt. Short-term borrowings are comprised of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper and other borrowed funds. Certain other borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollar amounts in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Maximum daily balance during the quarter	$21,089	$23,022	$22,123
Average daily balance	$14,505	$13,155	$9,187
Weighted-average rate during the quarter	(0.13)%	(0.10)%	(0.12)%
Ending balance	$9,935	$9,648	$8,602
Weighted-average rate at period end	(0.14)%	(0.11)%	(0.19)%

Federal funds purchased and securities sold under repurchase agreements were $9.9 billion at March 31, 2014 compared with $9.6 billion at Dec. 31, 2013 and $8.6 billion at March 31, 2013. The maximum daily balance was $21.1 billion in the first quarter of 2014 compared with $23.0 billion in the fourth quarter of 2013 and $22.1 billion in the first quarter of 2013. The average daily balance was $14.5 billion in the first quarter of 2014, $13.2 billion in the fourth quarter of 2013 and $9.2 billion in the first quarter of 2013. Fluctuations between periods resulted from overnight borrowing opportunities. The weighted-average rates in all periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

BNY Mellon 35

Payables to customers and broker-dealers
	Quarter ended
(dollar amounts in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Maximum daily balance during the quarter	$17,961	$17,290	$16,027
Average daily balance (a)	$16,276	$15,964	$15,026
Weighted-average rate during the quarter	0.09%	0.09%	0.09%
Ending balance	$16,822	$15,707	$14,986
Weighted-average rate at period end	0.10%	0.07%	0.10%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $8,883 million in the first quarter of 2014, $9,400 million in the fourth quarter of 2013 and $9,019 million in the first quarter of 2013.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $16.8 billion at March 31, 2014 compared with $15.7 billion at Dec. 31, 2013 and $15.0 billion at March 31, 2013. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Maximum daily balance during the quarter	$1,697	$4,827	$1,428
Average daily balance	$102	$1,254	$245
Weighted-average rate during the quarter	0.05%	0.05%	0.09%
Ending balance	$27	$96	$78
Weighted-average rate at period end	0.02%	0.03%	0.03%

Commercial paper outstanding was $27 million at March 31, 2014 compared with $96 million at Dec. 31, 2013 and $78 million at March 31, 2013. Average commercial paper outstanding was $102 million in the first quarter of 2014, $1.3 billion in the fourth quarter of 2013 and $245 million in the first quarter of 2013. The maximum daily balance was $1.7 billion in the first quarter of 2014 compared with $4.8 billion in the fourth quarter of 2013 and $1.4 billion in the first quarter of 2013. Fluctuations compared with the fourth quarter of 2013 were a result of a decrease in attractive overnight borrowing opportunities. Our commercial paper matures within

397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Maximum daily balance during the quarter	$2,000	$7,383	$2,514
Average daily balance	$1,035	$1,124	$1,152
Weighted-average rate during the quarter	0.51%	0.83%	0.90%
Ending balance	$1,305	$663	$789
Weighted-average rate at period end	0.34%	0.81%	1.37%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Other borrowed funds were $1.3 billion at March 31, 2014 compared with $663 million at Dec. 31, 2013 and $789 million at March 31, 2013. Other borrowed funds averaged $1.0 billion in the first quarter of 2014, $1.1 billion in the fourth quarter of 2013 and $1.2 billion in the first quarter of 2013. The maximum daily balance was $2.0 billion in the first quarter of 2014 compared with $7.4 billion in the fourth quarter of 2013 and $2.5 billion in the first quarter of 2013. Fluctuations from prior periods primarily reflect changes in overdrafts of sub-custodian account balances in our Investment Services businesses.

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

36 BNY Mellon

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2013 Annual Report.

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

When monitoring liquidity, we evaluate multiple metrics in order to have ample liquidity for expected and unexpected events. Metrics include cashflow mismatches, asset maturities, debt spreads, peer ratios, liquid assets, unencumbered collateral, funding sources and balance sheet liquidity ratios.

Internal ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these internal ratios exceeded our minimum guidelines at March 31, 2014. In addition, we monitor the revised Basel III liquidity coverage ratio and continue to evaluate the U.S. banking agencies’ proposal for the Basel III liquidity coverage ratio (“LCR”).

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

Commencing January 2015, we will also be subject to the liquidity requirements of the Federal Reserve’s heightened prudential standards for bank holding companies (“BHCs”) with total consolidated assets of $50 billion or more, described under “Supervision and Regulation - Enhanced Prudential Standards” in our 2013 Annual Report.

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The lower level of available funds at March 31, 2014 compared with Dec. 31, 2013 primarily resulted from a lower level of client deposits.

BNY Mellon 37

Available and liquid funds	March 31, 2014	Dec. 31, 2013	Average
(in millions)			1Q14	4Q13	1Q13
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$42,795	$35,300	$41,617	$39,563	$40,967
Federal funds sold and securities purchased under resale agreements	12,223	9,161	11,118	9,403	7,478
Total liquid funds	55,018	44,461	52,735	48,966	48,445
Cash and due from banks	6,092	6,460	5,886	6,623	4,534
Interest-bearing deposits with the Federal Reserve and other central banks	82,602	104,359	74,399	83,232	63,240
Total available funds	$143,712	$155,280	$133,020	$138,821	$116,219
Total available funds as a percentage of total assets	39%	41%	37%	39%	35%

On an average basis, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $23.3 billion for the first quarter of 2014 and $18.9 billion for the first quarter of 2013. The increase primarily reflects higher levels of securities sold under repurchase agreements, partially offset by lower levels of trading liabilities. Average foreign deposits, primarily from our European-based Investment Services business, were $101.1 billion for the first quarter of 2014 compared with $99.0 billion for the first quarter of 2013. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $46.3 billion for the first quarter of 2014 compared with $43.0 billion for the first quarter of 2013. The increase primarily reflects higher time and interest-bearing demand deposits.

Average payables to customers and broker-dealers were $8.9 billion for the first quarter of 2014 and $9.0 billion for the first quarter of 2013. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.4 billion for the first quarter of 2014 and $18.9 billion for the first quarter of 2013. The increase in average long-term debt was driven by the issuance of long-term debt in the second half of 2013 and the first quarter of 2014 in anticipation of debt maturing in 2014. Average noninterest-bearing deposits increased to $81.4 billion for the first quarter of 2014 from $70.3 billion for the first quarter of 2013, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to March 31, 2014, our bank subsidiaries could declare dividends to the Parent of approximately $1.4 billion, without the need for a regulatory waiver. In addition, at March 31, 2014, non-bank subsidiaries of the Parent had liquid assets of approximately $1.7 billion.

In April 2014, BNY Mellon announced a 13% increase in the quarterly common stock dividend from $0.15 to $0.17 per common share. Our common stock dividend payout ratio was 26% for the first three months of 2014. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both contained in our 2013 Annual Report.

The Parent’s average commercial paper borrowings were $102 million in the the first quarter of 2014 and $245 million in the first quarter of 2013. The Parent had cash of $7.0 billion at March 31, 2014, compared with $6.8 billion at Dec. 31, 2013. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand

38 BNY Mellon

deposit balances. Overnight commercial paper outstanding issued by the Parent was $27 million at March 31, 2014 and $96 million at Dec. 31, 2013. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2014, increased by $321 million compared with Dec. 31, 2013, primarily reflecting the issuance of senior medium-term notes, partially offset by maturities of long-term debt and common share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the first quarter of 2014, we repurchased 11.6 million common shares at an average price of $32.41 per common share for a total of $375 million.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2014, the Parent was in compliance with its liquidity policy.

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

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2014, were as follows:

Credit ratings
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1	A+	AA-		AA (low)
Subordinated debt	A2	A	A+		A (high)
Preferred stock	Baa2	BBB	BBB		A (low)
Trust-preferred securities	A3	BBB	BBB+		A (high)
Short-term debt	P1	A-1	F1+		R-1 (middle)
Outlook - Parent:	Stable	Negative	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	AA-	AA-		AA
Long-term deposits	Aa2	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	AA-	AA-	(a)	AA
Long-term deposits	Aa2	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	Stable	Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.

As a result of S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s ratings by S&P benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s Investor Service (“Moody’s”) and one notch of “lift” from S&P. In June 2013, S&P indicated that they are reconsidering the inclusion of assumed government support in its ratings on the eight U.S. bank holding companies that they view as having high systemic importance, including The Bank of New York Mellon Corporation. For further discussion on the impact of a credit rating downgrade, see Note 17 of the Notes to Consolidated Financial Statements.

Long-term debt totaled $20.6 billion at March 31, 2014 and $19.9 billion at Dec. 31, 2013. In the first quarter of 2014, the Parent issued $1.45 billion of senior debt, partially offset by maturities of $704 million.

The following table presents the long-term debt issued by the Parent in the first quarter of 2014.

Debt issuances	Quarter ended
(in millions)	March 31, 2014
Senior medium-term notes:
2.2% senior medium-term notes due 2019	$500
3.65% senior medium-term notes due 2024	750
3-month LIBOR + 50 bps senior medium-term notes due 2019	200
Total debt issuances	$1,450

BNY Mellon 39

In May 2014, we issued $750 million of senior medium-term notes maturing in 2019 at an annual interest rate of 2.2% and $500 million of senior medium-term notes maturing in 2024 at an annual rate of 3.4%.

The Parent has $3.67 billion of long-term debt that will mature and has the option to call $300 million of subordinated debt in the remainder of 2014, which it may call and refinance if market conditions are favorable.

At March 31, 2014, we had $333 million of trust preferred securities outstanding. Under the Final Capital Rules, these trust preferred securities may continue to be included in Tier 1 or Tier 2 capital up to the following percentages: calendar year 2014 - 50%; calendar year 2015 - 25%; and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the Final Capital Rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Final Capital Rules.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 110.1% at March 31, 2014 and 109.4% at Dec. 31, 2013. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. A committed line of credit of $750 million extended by 16 financial institutions matured in March 2014 and was not renewed. There were no borrowings against the lines in the first quarter of 2014.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes, which are guaranteed by the Parent. Pershing Limited has two separate uncommitted lines of credit amounting to $250 million in aggregate. Average daily borrowing under these lines was $93 million, in aggregate, in the first quarter of 2014.

Statement of cash flows

Cash used for operating activities was $1.1 billion in the three months ended March 31, 2014 compared with $2.7 billion in the three months ended March 31, 2013. In the first three months of 2014, cash flows used for operations were principally the result of changes in accruals and other, partially offset by earnings. In the three months ended March 31, 2013, cash flows used for operations were principally the result of changes in trading activities, accruals and other and the net loss in the first quarter of 2013.

In the three months ended March 31, 2014, cash provided by investing activities was $7.4 billion compared with $7.3 billion in the three months ended March 31, 2013. In both the first three months of 2014 and 2013, a decrease in interest-bearing deposits with the Federal Reserve and other central banks and sales, paydowns and maturities of securities available-for-sale, partially offset by purchases of securities available-for-sale were significant sources of funds. In the three months ended March 31, 2014, increases in interest-bearing deposits with banks, federal funds sold and securities purchased under resale agreements and loans were significant uses of funds.

In the three months ended March 31, 2014, cash used for financing activities was $6.7 billion compared with $4.8 billion in the three months ended March 31, 2013. In the first three months of 2014, a decrease in deposits, partially offset by the proceeds from the issuance of long-term debt and an increase in payables to customers and broker-dealers was a significant use of funds. In the first quarter of 2013, a decrease in deposits, partially offset by proceeds from the issuance of long-term debt and an increase in federal funds purchased and securities sold under repurchase agreements was a significant use of funds.

40 BNY Mellon

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Average common equity to average assets	10.2%	10.0%	10.5%

At period end:
BNY Mellon shareholders’ equity to total assets ratio (a)	10.3%	10.0%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.9%	9.6%	9.7%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.6%	6.8%	5.9%
Total BNY Mellon shareholders’ equity – GAAP	$37,986	$37,497	$35,672
Total BNY Mellon common shareholders’ equity – GAAP	$36,424	$35,935	$34,604
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$16,509	$15,934	$14,451
Book value per common share – GAAP (a)	$31.94	$31.46	$29.81
Tangible book value per common share – Non-GAAP (a)	$14.48	$13.95	$12.45
Closing common stock price per share	$35.29	$34.94	$27.99
Market capitalization	$40,244	$39,910	$32,487
Common shares outstanding	1,140,373	1,142,250	1,160,647

Cash dividends per common share	$0.15	$0.15	$0.13
Common dividend payout ratio	26%	34%	N/M
Common dividend yield (annualized)	1.7%	1.7%	1.9%

(a)	See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity at March 31, 2014 increased to $38.0 billion from $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention, approximately $160 million resulting from the exercise of stock options and awards and employee benefit plan contributions and an increase in the value of our investment securities portfolio, partially offset by share repurchases.

The unrealized net of tax gain on our available-for-sale investment securities portfolio recorded in accumulated other comprehensive income was $487 million at March 31, 2014, compared with $357 million at Dec. 31, 2013. The increase in the valuation of the investment securities portfolio was driven by a reduction in long-term interest rates.

During the first quarter of 2014, we repurchased 11.6 million common shares at an average price of $32.41 per common share for a total of $375 million.

In March 2014, BNY Mellon received confirmation that the Federal Reserve did not object to our 2014 comprehensive capital plan. The board of directors subsequently approved the repurchase of up to $1.74 billion worth of common stock, or approximately $430 million per quarter in the remainder of 2014, including both open market purchases and employee benefit plan repurchases. The board-authorized share repurchase amount increased 29% from the prior year’s authorization. From April 1, 2014 through May 8, 2014, we repurchased 9.0 million common shares at an average price of $34.02 per common share for a total of $308 million.

On April 7, 2014, The Bank of New York Mellon Corporation announced a 13% increase in the quarterly common stock dividend, from $0.15 per common share to $0.17 per common share. This cash dividend was paid on May 7, 2014 to shareholders of record as of the close of business on April 25, 2014.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of March 31, 2014 and Dec. 31, 2013, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Total and Tier 1 capital to risk-weighted assets ratios and the leverage

BNY Mellon 41

capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios	Well capitalized	Adequately capitalized		March 31, 2014		Dec. 31, 2013		March 31, 2013
Consolidated capital ratios:
Estimated common equity Tier 1 ratio (“CET1”), fully phased-in – Non-GAAP: (a)(b)(c)
Standardized Approach	(d)	(d)		11.1%		10.6%		9.4%
Advanced Approach	(d)	(d)		10.7%		11.3%		9.7%
CET1 ratio (e)	N/A	4%		15.7%	(c)	14.5%	(c)	12.2%	(c)
Tier 1 capital ratio (e)	6%	5.5%		17.0%	(c)	16.2%		13.6%
Total (Tier 1 plus Tier 2) capital ratio (e)	10%	8%		17.8%	(c)	17.0%		14.7%
Leverage capital ratio (e)	N/A	4%		6.1%		5.4%		5.2%

The Bank of New York Mellon capital ratios:
Tier 1 capital ratio (e)	6%	4%		15.9%		14.6%		13.0%
Total (Tier 1 plus Tier 2) capital ratio (e)	10%	8%		16.6%		15.1%		13.6%
Leverage capital ratio (e)	5%	3-4%	(f)	5.6%		5.3%		5.2%

(a)
At March 31, 2014 and Dec. 31, 2013, the estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the Final Capital Rules released by the Federal Reserve on July 2, 2013, which will be gradually phased-in over a multi-year period. At March 31, 2013, these ratios were estimated using our interpretation of the NPRs dated June 7, 2012.

(b)
Consistent with historic practice, the risk-based capital ratios do not include the impact of the total consolidated assets of certain consolidated investment management funds. If the Company is required to include the net impact of such total consolidated assets, it would decrease the fully phased-in CET1 ratio under the Standardized Approach by approximately 60 basis points and the Advanced Approach by approximately 90 basis points at March 31, 2014.

(c)	See “Supplemental Information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of these ratios.

(d)
On a fully phased-in basis, we expect to satisfy a minimum Basel III CET1 ratio of at least 7%, 4.5% attributable to a minimum CET1 ratio and 2.5% attributable to a capital conservation buffer (expected to rise to 8%, assuming an additional G-SIB buffer of 1%).

(e)
At March 31, 2014, the capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). March 31, 2014 risk-weightings are not based on the Advanced Approach rules. The leverage ratio is based on Basel III components of capital and quarterly average total assets, as phased-in. Periods prior to March 31, 2014 are based on Basel I rules, while the CET1 ratio is a Basel I Tier 1 common ratio.

(f)	The minimum leverage ratio for state member banks is 3% or 4%, depending on factors specified in regulations.
N/A – Not applicable.

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis, was 11.1% at March 31, 2014, compared with 10.6% at Dec. 31, 2013. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis, was 10.7% at March 31, 2014, compared with 11.3% at Dec. 31, 2013. The decrease in the estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach primarily reflects higher risk-weighted assets as a result of the first quarter of 2014 change to the probable loss model associated with unsecured wholesale credit exposures. For additional information on the Final Capital Rules, see “Recent accounting and regulatory developments - Regulatory developments” in our 2013 Annual Report.

In the first quarter of 2014 and the fourth quarter of 2013, net Basel III CET1 increased $1,141 million and $167 million, respectively. The table below presents the factors that impacted net Basel III CET1.

42 BNY Mellon

CET1 generation presented on a fully phased-in basis - Non-GAAP	Quarter ended
(in millions)	March 31, 2014	Dec. 31, 2013
Estimated CET1 - Beginning of period balance	$14,810	$14,643
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	661	513
Goodwill and intangible assets, net of related deferred tax liabilities	17	35
Gross CET1 generated	678	548
Capital deployed:
Dividends	(174)	(176)
Common stock repurchased	(375)	(321)
Total capital deployed	(549)	(497)
Other comprehensive income (loss):
Foreign currency translation	34	93
Unrealized gain (loss) on assets available-for-sale	149	(100)
Pension liabilities	19	449
Unrealized gain on cash flow hedges	1	5
Total other comprehensive income (loss)	203	447
Additional paid-in capital (a)	174	99
Other additions (deductions):
Net pension fund assets	609	(434)
Deferred tax assets	31	(23)
Cash flow hedges	(1)	(5)
Embedded goodwill	12	41
Investment in unconsolidated subsidiaries	7	(7)
Other (b)	(23)	(2)
Total other additions (deductions)	635	(430)
Net CET1 generated	1,141	167
CET1 - End of period balance - Non-GAAP	$15,951	$14,810

(a)	Primarily related to employee stock options and awards and employee benefit plan contributions.

(b)
Includes the restatement of retained earnings due to the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01).

The following table presents the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at Dec. 31, 2013 and March 31, 2013.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	Dec. 31, 2013	March 31, 2013
Tier 1 capital:
Common shareholders’ equity	$35,959	$34,622
Preferred stock	1,562	1,068
Trust preferred securities	330	603
Adjustments for:
Goodwill and other intangibles (b)	(20,001)	(20,153)
Pensions/cash flow hedges	891	1,410
Securities valuation allowance	(387)	(1,314)
Merchant banking investments	(19)	(17)
Total Tier 1 capital	18,335	16,219
Tier 2 capital:
Qualifying unrealized gains on equity securities	1	4
Qualifying subordinated debt	550	922
Qualifying allowance for credit losses	344	358
Total Tier 2 capital	895	1,284
Total risk-based capital	$19,230	$17,503
Total risk-weighted assets	$113,322	$119,382
Average assets for leverage capital purposes	$336,787	$313,482

(a)	On a regulatory basis as determined under Basel I rules.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,222 million at Dec. 31, 2013 and $1,293 million at March 31, 2013 and deferred tax liabilities associated with tax deductible goodwill of $1,302 million at Dec. 31, 2013 and $1,170 million at March 31, 2013.

BNY Mellon 43

In the first quarter of 2014, the Company began to present the regulatory capital ratios, on a transition basis, under the Final Capital Rules. At March 31, 2014, the risk-based capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). March 31, 2014 risk-weightings are not based on the Advanced Approach rules. The leverage capital ratio is based on Basel III components of capital and quarterly average total assets, as phased-in. Periods prior to March 31, 2014 are based on Basel I rules, while the CET1 ratio is a Basel I Tier 1 common ratio. At March 31, 2014, our CET1 ratio was 15.7%, our Tier 1 capital ratio was 17.0%, our total capital ratio was 17.8% and our Tier 1 leverage ratio was 6.1%. At Dec. 31, 2013, based on Basel I guidelines, our CET1 ratio was 14.5%, our Tier 1 capital ratio was 16.2%, our total capital ratio was 17.0% and our Tier 1 leverage ratio was 5.4%.

At March 31, 2014, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the capital ratios determined under the transitional rules are follows.

Capital above thresholds at March 31, 2014 (in millions)	Consolidated	The Bank of New York Mellon
CET1	$14,092	$10,564
Tier 1 capital	13,308	9,335
Total capital	9,419	6,154
Leverage	3,682	1,591

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at March 31, 2014.

Potential impact to capital ratios at March 31, 2014
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets (a)
Transitional capital rules:
CET1	8	bps	13	bps
Tier 1 capital	8		14
Total capital	8		15
Leverage	3		2

Basel III - fully phased-in
Estimated CET1 ratio - Non-GAAP:
Standardized Approach	7	bps	8	bps
Advanced Approach	7		7

(a)	Quarterly average assets are determined under the Final Capital Rules.

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 6.6% at March 31, 2014 and 6.8% at Dec. 31, 2013. The decrease primarily reflects less cash on deposit with the Federal Reserve and other central banks.

At March 31, 2014, we had $333 million of trust preferred securities outstanding, of which 50% currently qualify as Tier 1 capital and 50% as Tier 2 capital. Under the Final Capital Rules, these trust preferred securities may continue to be included in Tier 1 or Tier 2 capital up to the following percentages: calendar year 2014 - 50%; calendar year 2015 - 25%; and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the Final Capital Rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital, as well as the implementation of the Final Capital Rules.

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2013 Annual Report in “Supervision and Regulation-Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors-Operational and Business Risk-Failure to satisfy regulatory standards, including “well capitalized” and

44 BNY Mellon

“well managed” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our business and financial condition.”

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	1st Quarter 2014			March 31, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$8.5	$6.5	$13.4	$9.0
Foreign exchange	1.1	0.5	1.8	1.2
Equity	2.3	1.3	4.0	1.9
Diversification	(2.9)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.9	13.0	8.8

VaR (a)	4th Quarter 2013			Dec. 31, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$10.5	$7.5	$13.6	$7.7
Foreign exchange	1.0	0.4	2.4	0.6
Equity	2.7	2.2	3.9	2.3
Diversification	(3.2)	N/M	N/M	(2.4)
Overall portfolio	11.0	8.1	13.6	8.2

VaR (a)	1st Quarter 2013			March 31, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.3	$8.6	$14.8	$12.4
Foreign exchange	1.0	0.5	2.0	0.9
Equity	1.9	1.1	3.9	3.1
Diversification	(2.6)	N/M	N/M	(3.4)
Overall portfolio	11.6	8.8	14.8	13.0

(a)
VaR figures do not reflect the impact of credit valuation adjustment (“CVA”) guidance in Accounting Standards Codification (“ASC”) 820. This is consistent with the regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.

N/M - Because the minimum and maximum may occur on different days for different risk components, it is not meaningful to compute a minimum and maximum portfolio diversification effect.

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

The equity component of VaR is comprised of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to: common stock, exchange-traded funds, Depositary Receipts, listed equity options (puts and calls), over-the-counter (“OTC”) equity options, equity total return swaps, equity index futures and other equity derivative products.

BNY Mellon 45

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the first quarter of 2014, interest rate risk generated 72% of average VaR, equity risk generated 19% of average VaR and foreign exchange risk accounted for 9% of average VaR. During the first quarter of 2014, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. Fluctuations between periods are primarily driven by volatility in the foreign exchange markets.

Distribution of trading revenues (losses) (a)
(dollar amounts in millions)	Quarter ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	—
$(2.5) - $0	4	1	3	6	9
$0 - $2.5	24	27	30	30	25
$2.5 - $5.0	32	24	27	24	24
More than $5.0	1	12	4	2	3

(a)	The distribution of trading revenues (losses) for the quarter ended March 31, 2013 does not reflect the impact of the CVA and corresponding hedge and overnight index swap (“OIS”) curve discounting.

Foreign exchange and other trading

Foreign exchange and other trading revenue totaled $136 million in the first quarter of 2014, $161 million in the first quarter of 2013 and $146 million in the fourth quarter of 2013. In the first quarter of 2014, foreign exchange revenue totaled $130 million, a decrease of 13% year-over-year and an increase of 3% (unannualized) sequentially. Comparisons with both prior periods were impacted by lower volatility, and higher volumes driven by enhancements to our electronic foreign exchange platform. Other trading revenue totaled $6 million in the first quarter of 2014 compared with $12 million in the first quarter of 2013 and $20 million in the fourth quarter of 2013. The decrease from both prior periods reflects lower fixed income trading revenue. Foreign exchange revenue and fixed income trading revenue is reported in the Investment Services business and the Other segment.

Other trading revenue is primarily reported in the Other segment.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $11 billion at March 31, 2014 compared with $12 billion at Dec. 31, 2013.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $7 billion at both March 31, 2014 and Dec. 31, 2013.

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

At March 31, 2014, our over-the-counter (“OTC”) derivative assets of $3.7 billion included a CVA deduction of $31 million. Our OTC derivative liabilities of $4.4 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA decreased $1 million and the DVA increased $1 million in the first quarter of 2014. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million in the first quarter of 2014.

In the fourth quarter of 2013, net of hedges, the CVA increased $4 million and the DVA increased $1 million. The net impact of these adjustments decreased foreign exchange and other trading revenue by $3 million in the fourth quarter of 2013.
46 BNY Mellon

In the first quarter of 2013, net of hedges, the CVA decreased $31 million and the DVA decreased $13 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $18 million in the first quarter of 2013.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us. The sequential change in ratings categories reflects lower counterparty exposure in the A+ to A- category driven by lower swap rates and the maturity of certain large exposures.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014
Rating:
AAA to AA-	37%	41%	35%	32%	41%
A+ to A-	40	38	43	47	38
BBB+ to BBB-	19	17	16	16	16
Non-investment grade (BB+ and lower)	4	4	6	5	5
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

BNY Mellon 47

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014
up 200 bps parallel rate ramp vs. baseline (a)	$351	$402	$617	$677	$447
up 100 bps parallel rate ramp vs. baseline (a)	311	324	387	466	376
Long-term up 50 bps, short-term unchanged (b)	142	130	174	44	50
Long-term down 50 bps, short-term unchanged (b)	(114)	(123)	(144)	(47)	(46)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
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

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

48 BNY Mellon

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon fully phased-in Basel III CET1, Basel I Tier 1 common equity and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 ratio on a fully phased-in basis, the ratio of Tier 1 common equity to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the transitional CET1, Tier 1 and Total capital ratios which are utilized by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets that are productive in generating income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented its estimated fully phased-in Basel III CET1 ratios based on its intrepretation of the Final Capital Rules released by the Federal Reserve on July 2, 2013, and on the application of such rules to BNY Mellon’s businesses as currently conducted. The estimated fully phased-in Basel III CET1 ratio is necessarily subject to, among other things, BNY Mellon’s further review of the Final Capital Rules, anticipated compliance with all necessary enhancements to model calibration, and other refinements, further implementation guidance from regulators and any changes BNY Mellon may make to its businesses. Consequently, BNY Mellon’s estimated fully phased-in Basel III CET1 ratio may change based on these factors. Management views the estimated fully phased-in Basel III CET1 ratio as a key measure in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated fully phased-in Basel III CET1 ratio is intended to allow investors to compare BNY Mellon’s estimated fully phased-in Basel III CET1 ratio with estimates presented by other companies. BNY Mellon has presented Basel I Tier 1 common equity ratios for certain prior periods because management views this measure as a useful comparison for evaluating its progress relative to the transitional CET1 ratio at March 31, 2014, which is utilized by regulatory authorities.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds, certain money market fee waivers; and expense measures which exclude M&I expenses, litigation charges, restructuring charges, certain money market fee waivers and amortization of intangible assets. Return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Return on equity and earnings per share measures also exclude the charge related to the disallowance of certain foreign tax credits and/or the loss related to an equity investment. BNY Mellon believes these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges

BNY Mellon 49

permits investors to view expenses on a basis consistent with how management views the business.

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

Certain prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

The following table presents a reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS - GAAP to Non-GAAP	4Q13		1Q13
(in millions, except per share amounts)	Net income	Diluted EPS	Net income	Diluted EPS
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$513	$0.44	$(266)	$(0.23)
Loss related to an equity investment (after-tax)	115	0.10	N/A	N/A
Charge related to the U.S. Tax Court’s decision disallowing certain foreign tax credits	N/A	N/A	854	0.73
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$628	$0.54	$588	$0.50
N/A - Not applicable.

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	1Q14	4Q13	1Q13
Income before income taxes – GAAP	$926	$728	$825
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	20	17	16
Add: Amortization of intangible assets	75	82	86
M&I, litigation and restructuring charges	(12)	2	39
Income before income taxes excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP	$969	$795	$934
Fee and other revenue – GAAP	$2,883	$2,814	$2,860
Income from consolidated investment management funds – GAAP	36	36	50
Net interest revenue – GAAP	728	761	719
Total revenue – GAAP	3,647	3,611	3,629
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	20	17	16
Total revenue excluding net income attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,627	$3,594	$3,613

Pre-tax operating margin (a)	25%	20%	23%
Pre-tax operating margin, excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets and M&I, litigation and restructuring charges – Non-GAAP (a)	27%	22%	26%

(a)	Income before taxes divided by total revenue.

50 BNY Mellon

The following table presents the reconciliation of the effective tax rate.

Effective tax rate
(dollars in millions)	1Q13
Provision for income taxes	$1,062
Less: Charge related to the disallowance of certain foreign tax credits	854
Provision for income taxes – Non-GAAP	$208

Income before taxes	$825

Effective tax rate – GAAP	128.7%
Effective tax rate – Operating basis – Non-GAAP	25.2%

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	1Q14	4Q13	1Q13
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$661	$513	$(266)
Add: Amortization of intangible assets, net of tax	49	53	56
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	710	566	(210)
Add: M&I, litigation and restructuring charges	(7)	1	24
Charge related to the disallowance of certain foreign tax credits	—	—	854
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP	$703	$567	$668

Average common shareholders’ equity	$36,289	$35,698	$34,898
Less: Average goodwill	18,072	18,026	17,993
Average intangible assets	4,422	4,491	4,758
Add: Deferred tax liability – tax deductible goodwill (a)	1,306	1,302	1,170
Deferred tax liability – intangible assets (a)	1,259	1,222	1,293
Average tangible common shareholders’ equity – Non-GAAP	$16,360	$15,705	$14,610

Return on common equity – GAAP (b)	7.4%	5.7%	N/M
Return on common equity excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (b)	7.9%	6.3%	7.8%
Return on tangible common equity – Non-GAAP (b)	17.6%	14.3%	N/M
Return on tangible common equity excluding M&I, litigation and restructuring charges and the charge related to the disallowance of certain foreign tax credits – Non-GAAP (b)	17.4%	14.3%	18.5%

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules. First quarter of 2014 includes deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)	Annualized.
N/M – Not meaningful.

BNY Mellon 51

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	March 31, 2014	Dec. 31, 2013	March 31, 2013
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$37,986	$37,497	$35,672
Less: Preferred stock	1,562	1,562	1,068
BNY Mellon common shareholders’ equity at period end – GAAP	36,424	35,935	34,604
Less: Goodwill	18,100	18,073	17,920
Intangible assets	4,380	4,452	4,696
Add: Deferred tax liability – tax deductible goodwill (a)	1,306	1,302	1,170
Deferred tax liability – intangible assets (a)	1,259	1,222	1,293
BNY Mellon tangible shareholders’ equity at period end – Non-GAAP	$16,509	$15,934	$14,451

Total assets at period end – GAAP	$368,241	$374,516	$356,146
Less: Assets of consolidated investment management funds	11,451	11,272	11,236
Subtotal assets of operations – Non-GAAP	356,790	363,244	344,910
Less: Goodwill	18,100	18,073	17,920
Intangible assets	4,380	4,452	4,696
Cash on deposit with the Federal Reserve and other central banks (b)	83,736	105,384	78,059
Tangible total assets of operations at period end – Non-GAAP	$250,574	$235,335	$244,235

BNY Mellon shareholders’ equity to total assets – GAAP	10.3%	10.0%	10.0%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.9%	9.6%	9.7%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	6.6%	6.8%	5.9%

Period end common shares outstanding (in thousands)	1,140,373	1,142,250	1,160,647

Book value per common share	$31.94	$31.46	$29.81
Tangible book value per common share – Non-GAAP	$14.48	$13.95	$12.45

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules. First quarter of 2014 includes deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q14	4Q13	1Q13
Income from consolidated investment management funds	$36	$36	$50
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	20	17	16
Income from consolidated investment management funds, net of noncontrolling interests	$16	$19	$34

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	1Q14	4Q13	1Q13
Investment management fees	$18	$20	$20
Other (Investment income)	(2)	(1)	14
Income from consolidated investment management funds, net of noncontrolling interests	$16	$19	$34

52 BNY Mellon

The following table presents the reconciliation of consolidated investment management and performance fee revenue excluding money market fee waivers.

Investment management and performance fees				1Q14 vs.
(dollars in millions)	1Q14	4Q13	1Q13	1Q13	4Q13
Investment management and performance fees – GAAP	$843	$904	$822	3%	(7)%
Add: Money market fee waivers	81	78	56
Investment management and performance fees excluding money market fee waivers – Non-GAAP	$924	$982	$878	5%	(6)%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business (dollars in millions)	1Q13	2Q13	3Q13	4Q13	1Q14
Income before income taxes – GAAP	$206	$271	$225	$266	$246
Add: Amortization of intangible assets	39	39	35	35	31
Money market fee waivers	21	24	30	33	35
Income before income taxes excluding amortization of intangible assets and money market fee waivers – Non-GAAP	$266	$334	$290	$334	$312

Total revenue – GAAP	$943	$975	$949	$1,061	$970
Less: Distribution and servicing expense	104	110	107	108	106
Money market fee waivers benefiting distribution and servicing expense	36	35	38	38	38
Add: Money market fee waivers impacting total revenue	57	59	68	71	73
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$860	$889	$872	$986	$899

Pre-tax operating margin (a)	22%	28%	24%	25%	25%
Pre-tax operating margin, excluding amortization of intangible assets and money market fee waivers and net of distribution and servicing expense – Non-GAAP (a)	31%	37%	33%	34%	35%

(a)	Income before taxes divided by total revenue.

The following table presents the reconciliation of our Basel I Tier 1 common ratio.

Basel I Tier 1 common ratio (dollars in millions)	Dec. 31, 2013	March 31, 2013
Tier 1 capital – Basel I	$18,335	$16,219
Less: Trust preferred securities	330	603
Preferred stock	1,562	1,068
Total Tier 1 common equity	$16,443	$14,548

Total risk-weighted assets – Basel I	$113,322	$119,382

Basel I Tier 1 common ratio – Non-GAAP	14.5%	12.2%

BNY Mellon 53

The following table presents the reconciliation of the fully phased-in Basel III to the transitional Standardized Approach for 2014.

Basel III capital components and ratios at March 31, 2014	Fully phased-in Basel III			Transitional Standardized Approach
		Transition adjustments (a)
(dollars in millions)
CET1:
Common equity	$36,424	$275	(b)	$36,699
Goodwill and intangible assets	(19,915)	2,496	(c)	(17,419)
Net pension fund assets	(104)	83	(d)	(21)
Equity method investments	(426)	102	(c)	(324)
Deferred tax assets	(18)	15	(d)	(3)
Other	(10)	—		(10)
Total CET1	15,951	2,971		18,922
Other Tier 1 capital - Standardized Approach:
Preferred stock	1,562	—		1,562
Trust-preferred securities	—	167	(e)	167
Disallowed deferred tax assets	—	(15)	(d)	(15)
Net pension fund assets	—	(83)	(d)	(83)
Total Tier 1 capital	17,513	3,040		20,553

Tier 2 capital - Standardized Approach:
Trust-preferred securities	—	166	(e)	166
Subordinated debt	448	—		448
Allowance for loan losses	326	—		326
Total Tier 2 capital	774	166		940
Total capital - Standardized Approach	$18,287	$3,206		$21,493

Risk-weighted assets - Standardized Approach	$143,882	$(23,136)	(f)	$120,746
Risk-weighted assets - Advanced Approach	148,736	N/A		N/A

Standardized Approach:
Estimated Basel III CET1 ratio	11.1%			15.7%
Tier 1 capital ratio	12.2			17.0
Total (Tier 1 plus Tier 2) capital ratio	12.7			17.8

Advanced Approach:
Estimated Basel III CET1 ratio	10.7%			N/A

(a)	Transition adjustments required in 2014 under the Final Capital Rules.

(b)	Represents the portion of accumulated other comprehensive (income) loss excluded from common equity.

(c)	Represents intangible assets, other than goodwill, net of the corresponding deferred tax liabilities.

(d)	Represents the deduction for net pension fund assets and disallowed deferred tax assets in CET1 and Tier 1 capital.

(e)	During 2014, 50% of outstanding trust preferred securities are included in Tier 1 capital and 50% in Tier 2 capital.

(f)
Following are the primary differences between risk-weighted assets determined under fully phased-in Basel III-Standardized Approach and Basel I. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under fully phased-in Basel III, the Standardized Approach uses a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under fully phased-in Basel III than Basel I, and fully phased-in Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach for determining risk-weighted assets on certain repo-style transactions. In 2014, risk-weighted assets include transition adjustments for intangible assets, other than goodwill, and significant investments in unconsolidated financial institutions.

N/A - Not applicable.

54 BNY Mellon

The following table presents the reconciliation of our estimated fully phased-in Basel III CET1 ratio under the Standardized Approach and Advanced Approach.

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (a)	March 31, 2014	Dec. 31, 2013	March 31, 2013
(dollars in millions)
Total Tier 1 capital	$20,553	$18,335	$16,219
Adjustments to determine estimated fully phased-in Basel III CET1:
Deferred tax liability – tax deductible intangible assets	—	70	78
Intangible deduction	(2,496)	—	—
Preferred stock	(1,562)	(1,562)	(1,068)
Trust preferred securities	(167)	(330)	(603)
Other comprehensive income (loss) and net pension fund assets:
Securities available-for-sale	430	387	1,314
Pension liabilities	(705)	(900)	(1,410)
Net pension fund assets	—	(713)	(258)
Total other comprehensive income (loss) and net pension fund assets	(275)	(1,226)	(354)
Equity method investments	(102)	(445)	(488)
Deferred tax assets	—	(49)	(52)
Other	—	17	17
Total estimated fully phased-in Basel III CET1	$15,951	$14,810	$13,749

Under the Standardized Approach:
Total risk-weighted assets – Basel I (b)	$120,746	$113,322	$119,382
Add: Adjustments (c)	23,136	26,543	26,898
Total estimated fully phased-in Basel III risk-weighted assets	$143,882	$139,865	$146,280

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP	11.1%	10.6%	9.4%

Under the Advanced Approach:
Total risk-weighted assets – Basel I (b)	$120,746	$113,322	$119,382
Add: Adjustments (c)	27,990	17,527	22,798
Total estimated fully phased-in Basel III risk-weighted assets	$148,736	$130,849	$142,180

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP	10.7%	11.3%	9.7%

(a)
At March 31, 2014 and Dec. 31, 2013, the estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the Final Capital Rules, which will be gradually phased-in over a multi-year period. At March 31, 2013, these ratios were estimated using our interpretation of the NPRs dated June 7, 2012.

(b)
Consistent with historic practice, the risk-based capital ratios do not include the impact of the total consolidated assets of certain consolidated investment management funds. If the Company is required to include the net impact of such total consolidated assets, it would decrease the fully phased-in CET1 ratio under the Standardized Approach by approximately 60 basis points and the Advanced Approach by approximately 90 basis points at March 31, 2014.

(c)
Following are the primary differences between risk-weighted assets determined under Basel I and Basel III. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under Basel III both the Standardized and Advanced Approaches use a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under Basel III than Basel I, and Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach for determining risk-weighted assets on certain repo-style transactions. Risk-weighted assets calculated under the Advanced Approach also include the use of internal credit models and parameters as well as an adjustment for operational risk. In 2014, risk-weighted assets include transition adjustments for intangible assets, other than goodwill, and significant investments in unconsolidated financial institutions.

BNY Mellon 55

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an entity

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for periods beginning on or after Dec. 15, 2014. Early adoption is permitted.

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

The comment period has ended and re-deliberations are now substantially complete. A final standard is expected to be issued during the second quarter of 2014. The FASB and IASB tentatively decided that the effective date of the proposed standard would be annual reporting periods beginning on or after Jan. 1, 2017.

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis.” This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to deconsolidate a portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB has recently begun re-deliberating the proposed ASU. A final ASU is expected to be issued during the second half of 2014.

Proposed ASU - Leases

In May 2013, the FASB and IASB issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement

56 BNY Mellon

impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. In March 2014, the FASB and IASB re-deliberated the ASU and were unable to reach a consensus on certain key issues. Deliberations are expected to continue over the coming months.

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require a current estimate of the expected contractual cash flows an entity does not expect to collect on financial assets that are not measured at fair value through the income statement. The proposal would also change current practice for recognizing OTTI and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. The FASB has decided on a current expected credit loss model. Currently, the FASB and IASB are re-deliberating based on comments received. An effective date has not been determined.

Proposed ASU - Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for Repurchase Financings

In January 2013, the FASB issued a proposed ASU, “Effective Control for Transfers with Forward Agreements to Repurchase Assets and Accounting for

Repurchase Financings.” This proposed ASU would require certain repurchase agreements to be accounted for as secured borrowings. For repurchase agreements and similar transactions accounted for as secured borrowings, an entity would be required to disclose the carrying value of the borrowing disaggregated by the type of collateral pledged. The proposed ASU would be effective for annual and interim periods beginning after Dec. 15, 2014. A final standard is expected to be issued during the second quarter of 2014.

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. In January 2014, the FASB tentatively decided not to continue to pursue the business model assessment approach for classification and measurement of financial assets. The FASB is considering whether it should align, or keep separate, the recognition and measurement accounting models for debt securities and loans.

BNY Mellon 57

Adoption of new accounting standards

For a discussion of the adoption of new accounting standards, see Note 2 of the Notes to Consolidated Financial Statements.

IFRS

IFRS are a set of standards and interpretations adopted by the IASB. Commencing with the issuance of the “roadmap” in November 2008, the SEC has considered potential methods of incorporation of IFRS in the United States. The use of IFRS for U.S. companies with global operations would allow for streamlined reporting, allow for easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs.

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

Update to Internal Controls - Integrated Framework

On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal controls. Updates to the framework were intended to clarify internal control concepts and simplify their use and application. The 1992 framework will remain available during the transition period, which extends to Dec. 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. Concurrent with the 2013 Framework release, COSO indicated that organizations reporting externally should clearly disclose whether the original Framework or the updated Framework was utilized.

Regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2013 Annual Report.

Capital Planning and Stress Testing

BNY Mellon’s capital distributions are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Tests (“DFAST”) are a major component of the Federal Reserve’s oversight.

CCAR and the Federal Reserve’s capital planning rules require BHCs with $50 billion or more in total consolidated assets, including BNY Mellon, to submit annual capital plans to their Federal Reserve Bank. BNY Mellon and other covered BHCs may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. The Federal Reserve may object to a capital plan for quantitative or qualitative reasons, including if the covered BHC will not meet all minimum regulatory capital ratios and a 5% Tier 1 common ratio for each quarter throughout the nine-quarter planning horizon under stressed scenarios. We submitted our 2014 capital plan to the Federal Reserve in January 2014. On March 26, 2014, the Federal Reserve announced that it did not object to the BNY Mellon capital plan.

DFAST substantially overlaps with CCAR stress testing requirements. Under DFAST, BNY Mellon is required to undergo supervisory stress tests conducted by the Federal Reserve annually, and to conduct our own internal stress tests pursuant to regulatory requirements twice annually. The Federal Reserve published the 2014 DFAST results on March 20, 2014.

Supplementary Leverage Ratio

In July 2013, the U.S. banking agencies finalized the Basel III capital rules in the U.S. Among other new requirements, the Basel III Final Capital Rules introduced a 3% supplementary leverage ratio

58 BNY Mellon

(“SLR”) for all Advanced Approaches banking organizations. The SLR becomes effective as a binding ratio on Jan. 1, 2018, although commencing in January 2105 each Advanced Approaches banking organization is required to calculate and report its SLR. Unlike the Tier 1 leverage ratio that has long applied to U.S. banking organizations, the SLR includes certain off-balance sheet exposures in the denominator, including the potential future exposure of derivative contracts and notional amount of commitments.

In July 2013, the U.S. banking agencies proposed to increase the SLR for the eight global systemically important banks (“G-SIBs”) and their insured depository institution subsidiaries. The agencies finalized this “enhanced” SLR largely as proposed in April 2014. The enhanced SLR requires BNY Mellon and other G-SIB bank holding companies to maintain a 2% buffer over the minimum 3% SLR for a total 5% SLR in order to avoid certain restrictions on capital distributions and discretionary bonus payments. In addition, the eight G-SIBs’ insured depository institution subsidiaries must maintain a 6% SLR to be deemed “well-capitalized” under the “prompt corrective action” framework. The final enhanced SLR rule for G-SIBs, like the SLR more generally applicable to all Advanced Approaches banking organizations, will become effective on Jan. 1, 2018.

The Basel Committee finalized changes to the denominator of the Basel III leverage ratio in January 2014. These modifications would change the exposure measurement methodology for the on-balance sheet assets and off-balance sheet activities of banking organizations subject to the SLR. Among other changes, the final Basel III denominator allows daily averaging for leverage ratio calculations and adopts more favorable “credit conversion factors” for commitments. In April 2014, the U.S. banking agencies issued a notice of proposed rulemaking (“NPR”) to modify the SLR denominator in the U.S. to align with the final Basel III changes to the leverage ratio denominator. The proposed changes would apply to all advanced approaches banking organizations subject to the SLR and all the G-SIBs and their insured depository institution subsidiaries subject to the enhanced SLR.

Credit Exposure Limits

The Basel Committee issued a Consultative Document in March 2013 outlining a supervisory framework for measuring and controlling large exposures. The framework is conceptually analogous to the Federal Reserve’s proposed single counterparty credit limits implementing section 165(e) of the Dodd-Frank Act. The Federal Reserve did not finalize the single counterparty credit limits as part of the final February 2014 enhanced prudential standards rules, instead waiting for the Basel Committee to finish its work on the large exposures framework.

The Basel Committee finalized its large exposures framework in April 2014. Once it becomes effective on Jan. 1, 2019, the Final Large Exposures Framework:

•	Limits exposures between a banking organization and a single counterparty or a group of connected counterparties to 25% of Tier 1 capital;

•	Limits exposures between G-SIBs to 15% of Tier 1 capital;

•	Excludes intraday interbank exposures and sovereign and central bank exposures; and

•
Allows banking organizations to use risk-based capital measurements for securities financing transactions (e.g., value-at-risk) until the Basel Committee finalizes a revised exposure measurement methodology.

This framework will become binding on U.S. banking organizations only to the extent that the U.S. banking agencies implement the framework in the U.S., including through the Federal Reserve’s adoption of final single counterparty credit limits implementing section 165(e) of the Dodd-Frank Act.

Volcker Rule and Related European Initiatives

The final Volcker Rule, which implements section 619 of the Dodd-Frank Act, generally prohibits covered companies, including BNY Mellon, from engaging in proprietary trading or from acquiring or retaining an ownership interest in, sponsoring, or having certain interests with a hedge fund or private equity fund. These prohibitions are subject to several exemptions, restrictions, and definitions. In response to concerns that the final rule would require covered companies to divest ownership interests in collateralized loan obligations (“CLOs”), the Federal

BNY Mellon 59

Reserve extended the conformance period for covered companies to conform their ownership or sponsorship interests in CLOs to July 21, 2017.

The final Volcker Rule is highly complex, and its full impact will not be known until market practices and structures are fully developed.  BNY Mellon has until July 2015 to bring its covered activities and transactions into compliance, absent further extensions by the regulators.

In the EU, the European Commission recently outlined the EU’s proposals on structural banking reform. The proposed reforms would ban proprietary trading for systemically important banks and grant supervisory authority to separate risky trading activity from deposit taking.

EMIR (European Market Infrastructure Regulation), and the MiFID 2 (Markets in Financial Instruments Directive 2) and MiFIR (Markets in Financial Instruments Regulation) package
The European Markets Infrastructure Regulation (“EMIR”) is directed at reducing systemic risk through the centralized clearing of derivatives, and covers trade reporting, trade repositories and the performance and activities of central counterparties.  Full implementation of EMIR will continue through 2014 and beyond, and details remain to be determined as regulatory technical standards continue to be issued. MiFID 2 and MiFIR have extended the scope of the original MiFID 1 to non-equity instruments such as bonds and derivatives, and create additional regulatory requirements on subject institutions, including BNY Mellon and certain of its clients. Full implementation is not anticipated to occur until 2016.  Taken together, EMIR and the MiFID 2 are expected to alter certain market practices, and the impact of these standards may increase capital, margin, and other costs for market participants.

Recovery and Resolution

In April 2014, the European Parliament adopted the Bank Recovery and Resolution Directive (“BRRD”), the Single Resolution Mechanism (“SRM”), and the Deposit Guarantee Schemes Directive (“DGSD”). The BRRD establishes a bail-in regime, requires banks to prepare recovery plans, and grants authorities the power to resolve failing institutions. The SRM implements the BRRD in the Eurozone and participating Member States and establishes a Single Resolution Fund. The DGSD further protects depositors with pre-funded guarantee schemes in each Member State.

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

•	Financial statements and footnotes prepared using Extensible Business Reporting Language (“XBRL”);

•	Our Earnings Release, Quarterly Earnings Review, Quarterly Financial Trends and selected management conference calls and presentations;

•
Other regulatory disclosures, including:  Basel II.5 Market Risk Disclosures; Basel II Pillar 3 Disclosures; Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•
Our Corporate Governance Guidelines, Directors Code of Conduct and the Charters of the Audit, Corporate Governance and Nominating, Corporate Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

The contents of the website listed above or any other websites referenced herein are not incorporated into this Quarterly Report on Form 10-Q. The SEC reports, the Corporate Governance Guidelines, Directors Code of Conduct and committee charters are available in print to any shareholder who requests them. Requests should be sent by email to investorrelations@bnymellon.com or by mail to Investor Relations at The Bank of New York Mellon Corporation, One Wall Street, New York, NY 10286.

60 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Fee and other revenue
Investment services fees:
Asset servicing	$1,009	$984	$969
Clearing services	325	324	304
Issuer services	229	237	237
Treasury services	136	137	141
Total investment services fees	1,699	1,682	1,651
Investment management and performance fees	843	904	822
Foreign exchange and other trading revenue	136	146	161
Distribution and servicing	43	43	49
Financing-related fees	38	43	41
Investment and other income (a)	102	(43)	88
Total fee revenue (a)	2,861	2,775	2,812
Net securities gains — including other-than-temporary impairment	23	39	48
Noncredit-related gains on securities not expected to be sold (recognized in other comprehensive income)	1	—	—
Net securities gains	22	39	48
Total fee and other revenue (a)	2,883	2,814	2,860
Operations of consolidated investment management funds
Investment income	138	109	146
Interest of investment management fund note holders	102	73	96
Income from consolidated investment management funds	36	36	50
Net interest revenue
Interest revenue	812	846	815
Interest expense	84	85	96
Net interest revenue	728	761	719
Provision for credit losses	(18)	6	(24)
Net interest revenue after provision for credit losses	746	755	743
Noninterest expense
Staff	1,511	1,522	1,472
Professional, legal and other purchased services	312	344	295
Net occupancy	154	154	163
Software	152	152	140
Distribution and servicing	107	110	106
Furniture and equipment	85	89	88
Sub-custodian	68	68	64
Business development	64	96	68
Other	223	258	307
Amortization of intangible assets	75	82	86
Merger and integration, litigation and restructuring charges	(12)	2	39
Total noninterest expense	2,739	2,877	2,828
Income
Income before income taxes (a)	926	728	825
Provision for income taxes (a)	232	172	1,062
Net income (loss) (a)	694	556	(237)
Net (income) attributable to noncontrolling interests (includes $(20), $(17) and $(16) related to consolidated investment management funds, respectively)	(20)	(17)	(16)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation (a)	674	539	(253)
Preferred stock dividends	(13)	(26)	(13)
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$661	$513	$(266)

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

BNY Mellon 61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$661	$513	$(266)
Less: Earnings allocated to participating securities (a)	13	10	2
Change in the excess of redeemable value over the fair value of noncontrolling interests	N/A	—	1
Net income (loss) applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share (a)	$648	$503	$(269)

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended
(in thousands)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Basic	1,138,645	1,142,861	1,158,819
Common stock equivalents	20,435	19,311	—
Less: Participating securities	(14,570)	(14,211)	—
Diluted (b)	1,144,510	1,147,961	1,158,819

Anti-dilutive securities (c)	47,997	52,792	81,659

Earnings (loss) per share applicable to the common shareholders of The Bank of New York Mellon Corporation (a) (d)	Quarter ended
(in dollars)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Basic	$0.57	$0.44	$(0.23)
Diluted (b)	$0.57	$0.44	$(0.23)

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	Diluted earnings per share for the three months ended March 31, 2013 was calculated using average basic shares. Adding back the dilutive shares would result in anti-dilution.

(c)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

(d)
Basic and diluted earnings per share under the two-class method are determined on the net income applicable to common shareholders of The Bank of New York Mellon Corporation reported on the income statement less earnings allocated to participating securities, and the change in the excess of redeemable value over the fair value of noncontrolling interests, if applicable.

N/A - Not applicable.

See accompanying Notes to Consolidated Financial Statements.

62 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Net income (loss) (a)	$694	$556	$(237)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37	111	(309)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	162	(75)	(6)
Reclassification adjustment	(13)	(25)	(30)
Total unrealized gain (loss) on assets available-for-sale	149	(100)	(36)
Defined benefit plans:
Prior service cost arising during the period	—	(1)	—
Net loss arising during the period	—	429	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	19	21	43
Total defined benefit plans	19	449	43
Net unrealized gain on cash flow hedges	1	5	1
Total other comprehensive income (loss), net of tax (b)	206	465	(301)
Net (income) attributable to noncontrolling interests	(20)	(17)	(16)
Other comprehensive (income) loss attributable to noncontrolling interests	(3)	(18)	29
Net comprehensive income (loss)	$877	$986	$(525)

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $203 million for the quarter ended March 31, 2014, $447 million for the quarter ended Dec. 31, 2013 and $(272) million for the quarter ended March 31, 2013.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31,	Dec. 31,
(dollars in millions, except per share amounts)	2014	2013
Assets
Cash and due from:
Banks	$6,092	$6,460
Interest-bearing deposits with the Federal Reserve and other central banks	82,602	104,359
Interest-bearing deposits with banks	42,795	35,300
Federal funds sold and securities purchased under resale agreements	12,223	9,161
Securities:
Held-to-maturity (fair value of $19,092 and $19,443)	19,226	19,743
Available-for-sale	80,216	79,309
Total securities	99,442	99,052
Trading assets	10,832	12,098
Loans	54,036	51,657
Allowance for loan losses	(198)	(210)
Net loans	53,838	51,447
Premises and equipment	1,613	1,655
Accrued interest receivable	533	621
Goodwill	18,100	18,073
Intangible assets	4,380	4,452
Other assets (includes $1,755 and $1,728, at fair value) (a)	24,340	20,566
Subtotal assets of operations (a)	356,790	363,244
Assets of consolidated investment management funds, at fair value:
Trading assets	10,260	10,397
Other assets	1,191	875
Subtotal assets of consolidated investment management funds, at fair value	11,451	11,272
Total assets (a)	$368,241	$374,516
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$89,051	$95,475
Interest-bearing deposits in U.S. offices	52,825	56,640
Interest-bearing deposits in Non-U.S. offices	110,351	109,014
Total deposits	252,227	261,129
Federal funds purchased and securities sold under repurchase agreements	9,935	9,648
Trading liabilities	6,540	6,945
Payables to customers and broker-dealers	16,822	15,707
Commercial paper	27	96
Other borrowed funds	1,305	663
Accrued taxes and other expenses (a)	6,271	6,996
Other liabilities (including allowance for lending-related commitments of $128 and $134, also includes $395 and $503, at fair value) (a)	5,371	4,827
Long-term debt (includes $329 and $321, at fair value)	20,616	19,864
Subtotal liabilities of operations (a)	319,114	325,875
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	10,002	10,085
Other liabilities	156	46
Subtotal liabilities of consolidated investment management funds, at fair value	10,158	10,131
Total liabilities (a)	329,272	336,006
Temporary equity
Redeemable noncontrolling interests	212	230
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 15,826 shares	1,562	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,277,739,777 and 1,268,036,220 shares	13	13
Additional paid-in capital	24,176	24,002
Retained earnings (a)	16,439	15,952
Accumulated other comprehensive loss, net of tax	(689)	(892)
Less: Treasury stock of 137,366,861 and 125,786,430 common shares, at cost	(3,515)	(3,140)
Total The Bank of New York Mellon Corporation shareholders’ equity (a)	37,986	37,497
Nonredeemable noncontrolling interests of consolidated investment management funds	771	783
Total permanent equity (a)	38,757	38,280
Total liabilities, temporary equity and permanent equity (a)	$368,241	$374,516

(a)
Prior period balances were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2014	2013
Operating activities
Net income (loss) (a)	$694	$(237)
Net (income) attributable to noncontrolling interests	(20)	(16)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	674	(253)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Provision for credit losses	(18)	(24)
Pension plan contributions	(12)	(15)
Depreciation and amortization	333	333
Deferred tax (benefit) expense (a)	(52)	153
Net securities (gains) and venture capital (income)	(27)	(45)
Change in trading activities	229	(2,256)
Change in accruals and other, net (a)	(2,182)	(637)
Net cash (used for) operating activities	(1,055)	(2,744)
Investing activities
Change in interest-bearing deposits with banks	(7,633)	3,260
Change in interest-bearing deposits with the Federal Reserve and other central banks	21,757	11,985
Purchases of securities held-to-maturity	(4)	(1,425)
Paydowns of securities held-to-maturity	415	327
Maturities of securities held-to-maturity	8	16
Purchases of securities available-for-sale	(12,499)	(10,486)
Sales of securities available-for-sale	8,091	3,817
Paydowns of securities available-for-sale	1,755	2,450
Maturities of securities available-for-sale	1,362	954
Net change in loans	(2,539)	(2,651)
Sales of loans and other real estate	204	24
Change in federal funds sold and securities purchased under resale agreements	(3,062)	(411)
Change in seed capital investments	(176)	(20)
Purchases of premises and equipment/capitalized software	(201)	(126)
Acquisitions, net of cash	(1)	(4)
Other, net	(76)	(449)
Net cash provided by investing activities	7,401	7,261
Financing activities
Change in deposits	(8,910)	(5,080)
Change in federal funds purchased and securities sold under repurchase agreements	287	1,175
Change in payables to customers and broker-dealers	1,115	(1,109)
Change in other borrowed funds	642	(577)
Change in commercial paper	(69)	(260)
Net proceeds from the issuance of long-term debt	1,445	1,497
Repayments of long-term debt	(704)	(43)
Proceeds from the exercise of stock options	51	111
Issuance of common stock	6	6
Treasury stock acquired	(375)	(252)
Common cash dividends paid	(173)	(153)
Preferred cash dividends paid	(13)	(13)
Other, net	(19)	(57)
Net cash (used for) financing activities	(6,717)	(4,755)
Effect of exchange rate changes on cash	3	(49)
Change in cash and due from banks
Change in cash and due from banks	(368)	(287)
Cash and due from banks at beginning of period	6,460	4,727
Cash and due from banks at end of period	$6,092	$4,440
Supplemental disclosures
Interest paid	$97	$95
Income taxes paid	74	64
Income taxes refunded	5	6

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2013 (a)	$1,562	$13	$24,002	$15,952	$(892)	$(3,140)	$783	$38,280	(b)	$230
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		15
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(53)
Other net changes in noncontrolling interests	—	—	10	—	—	—	(33)	(23)		18
Net income	—	—	—	674	—	—	20	694		—
Other comprehensive income	—	—	—	—	203	—	1	204		2
Dividends:
Common stock at $0.15 per share	—	—	—	(174)	—	—	—	(174)		—
Preferred stock	—	—	—	(13)	—	—	—	(13)		—
Repurchase of common stock	—	—	—	—	—	(375)	—	(375)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	152	—	—	—	—	152		—
Balance at March 31, 2014	$1,562	$13	$24,176	$16,439	$(689)	$(3,515)	$771	$38,757	(b)	$212

(a)
Retained earnings was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,935 million at Dec. 31, 2013 and $36,424 million at March 31, 2014.

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2013. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

In the first quarter of 2014, BNY Mellon elected to early adopt the new accounting guidance included in Accounting Standards Update (“ASU”) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force.” As a result, we restated the prior period financial statements to reflect the impact of the retrospective application of the new accounting guidance. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

Note 2 - Accounting changes and new accounting guidance

ASU - 2014-01 - Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force.” This ASU permits entities that invest in a qualified affordable housing project through a limited liability entity to elect to account for the income statement effects of such investments using the proportional amortization method if certain conditions are met. The impact to the income statement was recorded in income tax expense. Investments in qualified affordable housing projects not accounted for using the proportional amortization method were accounted for as an equity method investment or cost method investment. In addition, the Company included the value of commitments to fund qualified affordable housing projects on the balance sheet.  These investments are recorded in other assets. In the first quarter of 2014, we restated the prior period financial statements to reflect the impact of the retrospective application of the new accounting guidance.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported earnings (loss) per share applicable to the common shareholders.

Earnings (loss) per share applicable to the common shareholders of The Bank of New York Mellon Corporation	As previously reported		As revised
(in dollars)	4Q13	1Q13	4Q13	1Q13
Basic	$0.44	$(0.23)	$0.44	$(0.23)
Diluted	$0.44	$(0.23)	$0.44	$(0.23)

This table below presents the impact of this new accounting guidance on our previously reported income statement amounts.

Income Statement	As previously reported		Adjustments		As revised
(in millions)	4Q13	1Q13	4Q13	1Q13	4Q13	1Q13
Investment and other income	$(60)	$72	$17	$16	$(43)	$88
Total fee revenue	2,758	2,796	17	16	2,775	2,812
Total fee and other revenue	2,797	2,844	17	16	2,814	2,860
Income before income taxes	711	809	17	16	728	825
Provision for income taxes	155	1,046	17	16	172	1,062
Net income (loss)	556	(237)	—	—	556	(237)
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	539	(253)	—	—	539	(253)
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	513	(266)	—	—	513	(266)

The table below presents the impact of this new guidance on our previously reported balance sheet.

Balance sheet at Dec. 31, 2013 (in millions)	As previously reported	Adjustment	As revised
Other assets	$20,360	$206	$20,566
Total assets of operations	363,038	206	363,244
Total assets	374,310	206	374,516
Accrued taxes and other expenses	6,985	11	6,996
Other liabilities	4,608	219	4,827
Total liabilities of operations	325,645	230	325,875
Total liabilities	335,776	230	336,006
Retained earnings	15,976	(24)	15,952
The Bank of New York Mellon Corporation shareholders’ equity	37,521	(24)	37,497
Permanent equity	38,304	(24)	38,280
Total liabilities, temporary equity and permanent equity	374,310	206	374,516

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. For acquisitions completed prior to Jan. 1, 2009, we recorded the fair value of contingent payments as an additional cost of the entity acquired in the period that the payment becomes probable. For acquisitions completed after Jan. 1, 2009, subsequent changes in the fair value of a contingent consideration liability are recorded through the income statement. Contingent payments totaled $1 million in the first quarter of 2014.

At March 31, 2014, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could amount to $6 million over the next three months. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

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

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2014 and Dec. 31, 2013.

Securities at March 31, 2014	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$13,814	$94	$336	$13,572
U.S. Government agencies	446	7	4	449
State and political subdivisions	6,630	79	57	6,652
Agency RMBS	25,277	290	482	25,085
Non-agency RMBS	1,097	43	39	1,101
Other RMBS	2,076	47	39	2,084
Commercial MBS	2,144	59	18	2,185
Agency commercial MBS	2,078	7	22	2,063
Asset-backed CLOs	1,438	11	—	1,449
Other asset-backed securities	3,362	8	6	3,364
Foreign covered bonds	2,635	81	—	2,716
Corporate bonds	1,758	38	15	1,781
Other debt securities	14,109	112	9	14,212	(a)
Equity securities	16	1	—	17
Money market funds	849	—	—	849
Non-agency RMBS (b)	2,065	575	3	2,637
Total securities available-for-sale	79,794	1,452	1,030	80,216
Held-to-maturity:
U.S. Treasury	3,325	22	55	3,292
U.S. Government agencies	419	—	9	410
State and political subdivisions	40	1	—	41
Agency RMBS	14,147	71	160	14,058
Non-agency RMBS	178	10	2	186
Other RMBS	381	3	19	365
Commercial MBS	16	—	—	16
Other securities	720	4	—	724
Total securities held-to-maturity	19,226	111	245	19,092
Total securities	$99,020	$1,563	$1,275	$99,308

(a)	Includes $12.2 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2013	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$13,363	$94	$605	$12,852
U.S. Government agencies	937	16	5	948
State and political subdivisions	6,706	60	92	6,674
Agency RMBS	25,564	307	550	25,321
Non-agency RMBS	1,148	44	50	1,142
Other RMBS	2,299	43	57	2,285
Commercial MBS	2,324	60	27	2,357
Agency commercial MBS	1,822	1	34	1,789
Asset-backed CLOs	1,551	11	—	1,562
Other asset-backed securities	2,894	6	9	2,891
Foreign covered bonds	2,798	73	—	2,871
Corporate bonds	1,808	32	25	1,815
Other debt securities	13,077	91	18	13,150	(a)
Equity securities	18	1	—	19
Money market funds	938	—	—	938
Non-agency RMBS (b)	2,131	567	3	2,695
Total securities available-for-sale	79,378	1,406	1,475	79,309
Held-to-maturity:
U.S. Treasury	3,324	28	84	3,268
U.S. Government agencies	419	—	13	406
State and political subdivisions	44	—	—	44
Agency RMBS	14,568	20	236	14,352
Non-agency RMBS	186	10	3	193
Other RMBS	466	3	20	449
Commercial MBS	16	1	—	17
Other securities	720	—	6	714
Total securities held-to-maturity	19,743	62	362	19,443
Total securities	$99,121	$1,468	$1,837	$98,752

(a)	Includes $11.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Net securities gains (losses)
(in millions)	1Q14	4Q13	1Q13
Realized gross gains	$30	$49	$57
Realized gross losses	(3)	—	(5)
Recognized gross impairments	(5)	(10)	(4)
Total net securities gains	$22	$39	$48

Temporarily impaired securities

At March 31, 2014, substantially all of the unrealized losses on the investment securities portfolio were attributable to an increase in interest rates and credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at March 31, 2014	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$8,750	$336	$—	$—	$8,750	$336
U.S. Government agencies	98	4	—	—	98	4
State and political subdivisions	1,875	51	131	6	2,006	57
Agency RMBS	12,657	169	76	313	12,733	482
Non-agency RMBS	22	1	556	38	578	39
Other RMBS	80	12	504	27	584	39
Commercial MBS	455	13	155	5	610	18
Agency commercial MBS	1,364	22	—	—	1,364	22
Other asset-backed securities	1,181	6	35	—	1,216	6
Corporate bonds	313	15	—	—	313	15
Other debt securities	1,531	9	—	—	1,531	9
Non-agency RMBS (a)	36	1	21	2	57	3
Total securities available-for-sale	$28,362	$639	$1,478	$391	$29,840	$1,030
Held-to-maturity:
U.S. Treasury	$2,301	$55	$—	$—	$2,301	$55
U.S. Government agencies	410	9	—	—	410	9
Agency RMBS	7,885	160	—	—	7,885	160
Non-agency RMBS	11	—	36	2	47	2
Other RMBS	—	—	256	19	256	19
Total securities held-to-maturity	$10,607	$224	$292	$21	$10,899	$245
Total temporarily impaired securities	$38,969	$863	$1,770	$412	$40,739	$1,275

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

Temporarily impaired securities at Dec. 31, 2013	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$7,719	$605	$—	$—	$7,719	$605
U.S. Government agencies	97	5	—	—	97	5
State and political subdivisions	2,374	55	222	37	2,596	92
Agency RMBS	12,011	226	83	324	12,094	550
Non-agency RMBS	102	7	592	43	694	50
Other RMBS	93	14	614	43	707	57
Commercial MBS	517	21	174	6	691	27
Agency commercial MBS	1,390	34	—	—	1,390	34
Other asset-backed securities	1,529	9	38	—	1,567	9
Corporate bonds	612	25	—	—	612	25
Other debt securities	2,976	18	—	—	2,976	18
Non-agency RMBS (a)	59	1	22	2	81	3
Total securities available-for-sale	$29,479	$1,020	$1,745	$455	$31,224	$1,475
Held-to-maturity:
U.S. Treasury	$2,278	$84	$—	$—	$2,278	$84
U.S. Government agencies	406	13	—	—	406	13
Agency RMBS	12,639	236	—	—	12,639	236
Non-agency RMBS	10	—	65	3	75	3
Other RMBS	—	—	261	20	261	20
Other securities	641	6	—	—	641	6
Total securities held-to-maturity	$15,974	$339	$326	$23	$16,300	$362
Total temporarily impaired securities	$45,453	$1,359	$2,071	$478	$47,524	$1,837

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2014.

Maturity distribution and yield on investment securities at March 31, 2014	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$387	0.47%	$171	1.64%	$514	1.54%	$6,357	1.00%	$—	—%	$7,429
Over 1 through 5 years	7,991	0.68	180	2.06	3,208	1.98	9,914	1.19	—	—	21,293
Over 5 through 10 years	1,313	2.85	98	1.49	2,561	3.41	2,432	2.42	—	—	6,404
Over 10 years	3,881	3.12	—	—	369	3.41	6	2.82	—	—	4,256
Mortgage-backed securities	—	—	—	—	—	—	—	—	35,155	2.43	35,155
Asset-backed securities	—	—	—	—	—	—	—	—	4,813	1.09	4,813
Equity securities (b)	—	—	—	—	—	—	—	—	866	—	866
Total	$13,572	1.58%	$449	1.78%	$6,652	2.57%	$18,709	1.29%	$40,834	2.22%	$80,216
Securities held-to-maturity:
One year or less	$—	—%	$—	—%	$1	4.00%	$3	0.14%	$—	—%	$4
Over 1 through 5 years	2,429	1.22	308	1.18	—	—	717	0.54	—	—	3,454
Over 5 through 10 years	896	2.24	111	1.61	16	6.82	—	—	—	—	1,023
Over 10 years	—	—	—	—	23	4.86	—	—	—	—	23
Mortgage-backed securities	—	—	—	—	—	—	—	—	14,722	2.70	14,722
Total	$3,325	1.49%	$419	1.29%	$40	5.61%	$720	0.54%	$14,722	2.70%	$19,226

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2014 and Dec. 31, 2013.

Projected weighted-average default rates and loss severities
	March 31, 2014		Dec. 31, 2013
	Default rate	Severity	Default rate	Severity
Alt-A	40%	58%	40%	57%
Subprime	58%	74%	58%	71%
Prime	24%	42%	22%	42%

72 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q14	4Q13	1Q13
U.S. Treasury	$10	$11	$(4)
U.S. Government agency debt	7	—	—
Commercial MBS	—	1	8
Foreign covered bonds	—	—	8
State and political subdivisions	(1)	13	—
European floating rate notes	(1)	11	4
Non-agency RMBS	(2)	2	4
Other	9	1	28
Total net securities gains	$22	$39	$48

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

Debt securities credit loss roll forward
(in millions)	1Q14	1Q13
Beginning balance as of Jan. 1	$119	$288
Add: Initial OTTI credit losses	2	—
Subsequent OTTI credit losses	3	4
Less: Realized losses for securities sold	18	118
Ending balance as of March 31	$106	$174

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2014 and Dec. 31, 2013.

Loans	March 31, 2014	Dec. 31, 2013
(in millions)
Domestic:
Financial institutions	$4,492	$4,511
Commercial	1,754	1,534
Wealth management loans and mortgages	9,922	9,743
Commercial real estate	2,128	2,001
Lease financings (a)	1,308	1,322
Other residential mortgages	1,346	1,385
Overdrafts	1,078	1,314
Other	788	768
Margin loans	16,430	15,652
Total domestic	39,246	38,230
Foreign:
Financial institutions	9,084	9,848
Commercial	205	113
Wealth management loans and mortgages	82	75
Commercial real estate	17	9
Lease financings (a)	860	945
Other (primarily overdrafts)	4,542	2,437
Total foreign	14,790	13,427
Total loans	$54,036	$51,657

(a)	Net of unearned income on domestic and foreign lease financings of $934 million at March 31, 2014 and $1,020 million at Dec. 31, 2013.

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

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$83	$41	$49	$37	$24	$54	$—		$56	$344
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	—	—	—	—	—	—	—		—	—
Provision	(4)	1	(1)	(2)	(1)	(4)	—		(7)	(18)
Ending balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Allowance for:
Loan losses	$20	$23	$9	$35	$18	$50	$—		$43	$198
Lending-related commitments	59	19	39	—	5	—	—		6	128
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$10	$—	$—		$7	$33
Allowance for loan losses	3	1	—	—	2	—	—		2	8
Collectively evaluated for impairment:
Loan balance	$1,741	$2,125	$4,492	$1,308	$9,912	$1,346	$18,296	(a)	$14,783	$54,003
Allowance for loan losses	17	22	9	35	16	50	—		41	190

(a)	Includes $1,078 million of domestic overdrafts, $16,430 million of margin loans and $788 million of other loans at March 31, 2014.

Allowance for credit losses activity for the quarter ended Dec. 31, 2013					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$91	$32	$41	$39	$18	$70	$—		$48	$339
Charge-offs	(1)	—	—	—	—	(2)	—		(3)	(6)
Recoveries	—	—	3	—	—	2	—		—	5
Net (charge-offs) recoveries	(1)	—	3	—	—	—	—		(3)	(1)
Provision	(7)	9	5	(2)	6	(16)	—		11	6
Ending balance	$83	$41	$49	$37	$24	$54	$—		$56	$344
Allowance for:
Loan losses	$21	$21	$10	$37	$19	$54	$—		$48	$210
Lending-related commitments	62	20	39	—	5	—	—		8	134
Individually evaluated for impairment:
Loan balance	$15	$3	$—	$—	$12	$—	$—		$6	$36
Allowance for loan losses	2	1	—	—	3	—	—		1	7
Collectively evaluated for impairment:
Loan balance	$1,519	$1,998	$4,511	$1,322	$9,731	$1,385	$17,734	(a)	$13,421	$51,621
Allowance for loan losses	19	20	10	37	16	54	—		47	203

(a)	Includes $1,314 million of domestic overdrafts, $15,652 million of margin loans and $768 million of other loans at Dec. 31, 2013.

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$104	$30	$36	$49	$30	$88	$2		$48	$387
Charge-offs	(2)	—	—	—	—	(3)	—		—	(5)
Recoveries	—	—	—	—	—	—	—		—	—
Net (charge-offs)	(2)	—	—	—	—	(3)	—		—	(5)
Provision	(5)	1	(3)	(10)	(1)	(4)	—		(2)	(24)
Ending balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Allowance for:
Loan losses	$22	$19	$11	$39	$25	$81	$2		$38	$237
Lending-related commitments	75	12	22	—	4	—	—		8	121
Individually evaluated for impairment:
Loan balance	$54	$16	$3	$—	$31	$—	$—		$9	$113
Allowance for loan losses	7	1	—	—	7	—	—		5	20
Collectively evaluated for impairment:
Loan balance	$1,297	$1,806	$4,917	$1,295	$8,888	$1,570	$16,658	(a)	$12,680	$49,111
Allowance for loan losses	15	18	11	39	18	81	2		33	217

(a)	Includes $2,772 million of domestic overdrafts, $13,242 million of margin loans and $644 million of other loans at March 31, 2013.

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets	March 31, 2014	Dec. 31, 2013
(in millions)
Nonperforming loans:
Other residential mortgages	$107	$117
Commercial	13	15
Wealth management loans and mortgages	12	11
Foreign	7	6
Commercial real estate	4	4
Total nonperforming loans	143	153
Other assets owned	3	3
Total nonperforming assets (a)	$146	$156

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $74 million at March 31, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At March 31, 2014, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest
(in millions)	1Q14	4Q13	1Q13
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$1	$1
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$2	$2	$3

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Impaired loans

The table below sets forth information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2014		Dec. 31, 2013		March 31, 2013
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$14	$—	$15	$—	$56	$1
Commercial real estate	3	—	2	—	9	—
Financial institutions	—	—	—	—	1	—
Wealth management loans and mortgages	9	—	10	—	27	—
Foreign	6	—	7	—	9	—
Total impaired loans with an allowance	32	—	34	—	102	1
Impaired loans without an allowance:
Commercial	—	—	—	—	—	—
Commercial real estate	1	—	1	—	8	—
Financial institutions	—	—	1	—	1	—
Wealth management loans and mortgages	2	—	3	—	4	—
Total impaired loans without an allowance (a)	3	—	5	—	13	—
Total impaired loans	$35	$—	$39	$—	$115	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2014			Dec. 31, 2013
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$13	$13	$3	$15	$20	$2
Commercial real estate	2	3	1	2	4	1
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	9	9	2	9	9	3
Foreign	7	11	2	6	17	1
Total impaired loans with an allowance	31	36	8	32	50	7
Impaired loans without an allowance:
Commercial real estate	1	2	N/A	1	1	N/A
Financial institutions	—	—	N/A	—	—	N/A
Wealth management loans and mortgages	1	1	N/A	3	3	N/A
Total impaired loans without an allowance (b)	2	3	N/A	4	4	N/A
Total impaired loans (c)	$33	$39	$8	$36	$54	$7

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both March 31, 2014 and Dec. 31, 2013. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2014 and Dec. 31, 2013.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	March 31, 2014				Dec. 31, 2013
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Financial institutions (a)	$—	$—	$312	$312	$37	$—	$—	$37
Wealth management loans and mortgages	57	—	1	58	45	3	1	49
Commercial real estate	42	—	—	42	22	2	—	24
Other residential mortgages	15	5	7	27	32	6	6	44
Total domestic	114	5	320	439	136	11	7	154
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$114	$5	$320	$439	$136	$11	$7	$154

(a)
Past due loans at March 31, 2014 include a loan to an asset manager, Sentinel Management Group, Inc. (“Sentinel”), which was reestablished as a fully collateralized performing loan in the first quarter of 2014.

In August 2007, BNY Mellon loaned $312 million to Sentinel Management Group, Inc. (“Sentinel”), secured by securities and cash.  Sentinel filed for bankruptcy in 2007, and BNY Mellon’s status as a secured lender is the subject of continuing litigation. In 2010, the district court ruled in favor of BNY Mellon, and the loan was repaid. An appellate court reversed the district court’s ruling on Aug. 26, 2013, and remanded to the district court for further proceedings. BNY Mellon held no loans to Sentinel at Dec. 31, 2013. On Jan. 22, 2014, the Bankruptcy Court, ordered that the funds distributed to BNY Mellon after the district court’s favorable decision be returned to the bankruptcy estate and held in a reserve earmarked for purposes of BNY Mellon’s claim until the district court issues its decision on the merits of the challenges to BNY Mellon’s lien. Accordingly, the loan was reestablished as a fully collateralized performing loan in the first quarter of 2014. The ongoing litigation could result in a ruling adverse to BNY Mellon at some point in the future. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

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

The following table presents TDRs that occurred in the first quarter of 2014, fourth quarter of 2013 and first quarter of 2013.

TDRs	1Q14			4Q13			1Q13
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	31	$5	$5	30	$6	$8	31	$5	$6
Foreign	1	5	4	—	—	—	—	—	—
Total TDRs	32	$10	$9	30	$6	$8	31	$5	$6

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The modifications of the other residential mortgage loans in the first quarter of 2014, fourth quarter of 2013 and first quarter of 2013 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The value of modified loans is based on the fair value of the collateral. Probable loss factors are applied to the value of the modified loans to determine the allowance for credit losses.

Foreign

The modification of the foreign loan in the first quarter of 2014 consisted of extending the maturity date of the loan. The difference between the book value of the loan and the net present value discounted at the original loan’s rate is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 5 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the first quarter of 2014. The total recorded investment of these loans was less than $1 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013
Investment grade	$1,630	$1,323	$1,518	$1,444	$11,961	$12,598
Non-investment grade	329	324	627	566	1,615	1,761
Total	$1,959	$1,647	$2,145	$2,010	$13,576	$14,359

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2014	Dec. 31, 2013
Wealth management loans:
Investment grade	$5,009	$4,920
Non-investment grade	67	64
Wealth management mortgages	4,928	4,834
Total	$10,004	$9,818

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 64% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2014.

At March 31, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: New York - 21%; California - 21%; Massachusetts - 16%; Florida - 8%; and other - 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,346 million at March 31, 2014 and $1,385 million at Dec. 31, 2013. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2014 are $394 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,583 million at March 31, 2014 and $3,715 million at Dec. 31, 2013. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Margin loans

We had $16,430 million of secured margin loans on our balance sheet at March 31, 2014 compared with $15,652 million at Dec. 31, 2013. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

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

Goodwill

The table below provides a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$9,473	$8,550	$50	$18,073
Foreign exchange translation	20	7	—	27
Balance at March 31, 2014	$9,493	$8,557	$50	$18,100

Goodwill by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2012	$9,440		$8,517	$118		$18,075
Foreign exchange translation	(104)		(51)	(4)		(159)
Other (b)	4		—	—		4
Balance at March 31, 2013	$9,340		$8,466	$114		$17,920

(a)	Includes the reclassification of goodwill associated with the Newton Private Clients business from Investment Management to the Other segment.

(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The table below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$2,065	$1,538	$849	$4,452
Amortization	(31)	(44)	—	(75)
Foreign exchange translation	3	—	—	3
Balance at March 31, 2014	$2,037	$1,494	$849	$4,380

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2012	$2,220		$1,732	$857		$4,809
Amortization	(39)		(47)	—		(86)
Foreign exchange translation	(23)		(3)	(1)		(27)
Balance at March 31, 2013	$2,158		$1,682	$856		$4,696

(a)	Includes the reclassification of intangible assets associated with the Newton Private Clients business from Investment Management to the Other segment.

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2014				Dec. 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,053	$(1,488)	$565	11 years	$594
Customer contracts—Investment Services	2,351	(1,244)	1,107	11 years	1,150
Other	83	(63)	20	4 years	16
Total subject to amortization	4,487	(2,795)	1,692	11 years	1,760
Not subject to amortization: (a)
Trade name	1,363	N/A	1,363	N/A	1,369
Customer relationships	1,325	N/A	1,325	N/A	1,323
Total not subject to amortization	2,688	N/A	2,688	N/A	2,692
Total intangible assets	$7,175	$(2,795)	$4,380	N/A	$4,452

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2014	$304
2015	270
2016	242
2017	217
2018	182

Note 7 - Other assets

Other assets	March 31,	Dec. 31,
(in millions)	2014	2013
Accounts receivable	$6,124	$3,616
Corporate/bank owned life insurance	4,509	4,482
Equity in joint venture and other investments (a)(b)	3,238	3,220
Income taxes receivable (b)	2,311	2,499
Fails to deliver	2,256	864
Software	1,272	1,251
Prepaid pension assets	1,254	1,209
Fair value of hedging derivatives	1,000	1,282
Prepaid expenses	511	451
Due from customers on acceptances	244	379
Other	1,621	1,313
Total other assets (b)	$24,340	$20,566

(a)	Includes Federal Reserve Bank stock of $441 million at both March 31, 2014 and Dec. 31, 2013.

(b)
Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV
	March 31, 2014				Dec. 31, 2013
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$332	$12	Monthly-yearly	3-45 days	$275	$23	Monthly-yearly	3-45 days
Private equity funds (b)	86	29	N/A	N/A	86	31	N/A	N/A
Total	$418	$41			$361	$54

(a)	Other funds include various market neutral, leveraged loans, hedge funds, real estate and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

N/A - Not applicable.

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Interest revenue
Non-margin loans	$169	$169	$165
Margin loans	42	41	38
Securities:
Taxable	405	428	441
Exempt from federal income taxes	27	31	24
Total securities	432	459	465
Deposits with banks	73	70	71
Deposits with the Federal Reserve and other central banks	46	49	31
Federal funds sold and securities purchased under resale agreements	17	14	10
Trading assets	33	44	35
Total interest revenue	812	846	815
Interest expense
Deposits	22	22	30
Federal funds purchased and securities sold under repurchase agreements	(4)	(3)	(3)
Trading liabilities	8	9	9
Other borrowed funds	1	3	2
Customer payables	2	2	2
Long-term debt	55	52	56
Total interest expense	84	85	96
Net interest revenue	$728	$761	$719

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)			Quarter ended
	March 31, 2014			March 31, 2013
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$14	$9	$1	$16	$9	$1
Interest cost	45	11	3	43	10	2
Expected return on assets	(79)	(15)	(2)	(73)	(12)	(2)
Other	28	4	—	47	4	1
Net periodic benefit cost	$8	$9	$2	$33	$11	$2

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Note 10 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges on the income statement. Beginning in the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, all restructuring charges were reported in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan.

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge was comprised of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. In the first quarter of 2014, we recorded a net recovery of less than $1 million. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through March 31, 2014.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	100	(57)	43
Utilization	(98)	28	(70)
Balance at Dec. 31, 2013	80	—	80
Net additional charges	—	—	—
Utilization	(16)	—	(16)
Balance at March 31, 2014	$64	$—	$64

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	1Q14	4Q13
Investment Management	$—	$6	$52
Investment Services	—	5	85
Other segment (including Business Partners)	—	12	13
Total restructuring charge (recovery)	$—	$23	$150

Note 11 - Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Three months ended
	March 31, 2014	March 31, 2013
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	(0.7)	1.7
Tax-exempt income	(2.8)	(3.0)
Foreign operations	(4.6)	(4.9)
Tax credits	(0.8)	(4.1)
Tax litigation	—	103.5
Other – net	(1.0)	0.5
Effective tax rate	25.1%	128.7%

In accordance with ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects”, the investment amortization expense related to qualified affordable housing projects is presented as a component of provision for income taxes. Previously, the amortization expense was included in investment and other income. This change results in an increased income tax expense and effective tax rate however, it does not change the amount of income taxes paid. For additional information, see Note 2 of the Notes to Consolidated Financial Statements.

As previously disclosed, on Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court challenging the Internal Revenue Service’s (“IRS”) disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, BNY Mellon received an adverse decision from the U.S. Tax Court.  On Sept. 23, 2013, the U.S. Tax Court amended its prior ruling to allow BNY Mellon an interest expense deduction and to exclude certain items from taxable income. The net impact of the court rulings for all years involved and related interest decreased after-tax income in 2013 by $593 million. The U.S. Tax Court ruling was finalized on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals on March 5, 2014. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

Our total tax reserves as of March 31, 2014 were $869 million compared with $866 million at Dec. 31, 2013. If these tax reserves were unnecessary, $869 million would affect the effective tax rate in future

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2014 is accrued interest, where applicable, of $204 million. The additional tax expense related to interest for the three months ended March 31, 2014 was $1 million compared with $289 million for the three months ended March 31, 2013.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $270 million as a result of adjustments related to tax years that are still subject to examination.

Our federal income tax returns are closed for all periods through 2005. The 2006 year remains open to examination. The years 2007 and 2008 are also closed to further examination; however, one matter is before the IRS Appeals Division. The years 2009 and 2010 are no longer under examination, but remain open for carryback claims. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2011.

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

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2014 and Dec. 31, 2013, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at March 31, 2014
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$492	$492
Trading assets	10,260	—	10,260
Other assets	1,191	—	1,191
Total assets	$11,451	$492	$11,943
Trading liabilities	$10,002	$—	$10,002
Other liabilities	156	445	601
Total liabilities	$10,158	$445	$10,603
Nonredeemable noncontrolling interests	$771	$—	$771

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$487	$487
Trading assets	10,397	—	10,397
Other assets	875	—	875
Total assets	$11,272	$487	$11,759
Trading liabilities	$10,085	$—	$10,085
Other liabilities	46	438	484
Total liabilities	$10,131	$438	$10,569
Nonredeemable noncontrolling interests	$783	$—	$783

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2014 and Dec. 31, 2013, the following assets related to the VIEs, where BNY Mellon is not the primary beneficiary, are included in our consolidated financial statements.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Non-consolidated VIEs at March 31, 2014			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$130	$—	$130

Non-consolidated VIEs at Dec. 31, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$134	$—	$134

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Note 13 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2014 and Dec. 31, 2013.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Total				15,826	15,826	$1,562	$1,562

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

Holders of both the Series A and Series C preferred stock are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. Holders of the Series D preferred stock are entitled to receive dividends, if declared by our board of directors, on each June 20 and December 20, to but excluding June 20, 2023; and on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C and Series D preferred stock.

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

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the preferred stock dividends paid.

Preferred stock dividends (a)				Dividend paid per share (in dollars)
	Declaration date	Record date	Payment date
Series A (b)	Jan. 17, 2014	March 5, 2014	March 20, 2014	$10.0000
	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	10.1111
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	10.2222
	April 9, 2013	June 5, 2013	June 20, 2013	10.2222
	Jan. 16, 2013	March 5, 2013	March 20, 2013	10.0000
Series C (c)	Jan. 17, 2014	March 5, 2014	March 20, 2014	$0.3250
	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	0.3250
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	0.3250
	April 9, 2013	June 5, 2013	June 20, 2013	0.3250
	Jan. 16, 2013	March 5, 2013	March 20, 2013	0.3250
Series D (d)	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	$26.6250

(a)	Dividends are noncumulative.

(b)	Dividend per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A preferred stock.

(c)	Dividend per depositary share, each representing a 1/4,000th interest in a share of Series C preferred stock.

(d)	Dividend per depository share, each representing a 1/100th interest in a share of Series D preferred stock.

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

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	March 31, 2014			Dec. 31, 2013			March 31, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$24	$13	$37	$73	$38	$111	$(229)	$(80)	$(309)
Total foreign currency translation	24	13	37	73	38	111	(229)	(80)	(309)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	250	(88)	162	(130)	55	(75)	(9)	3	(6)
Reclassification adjustment (a)	(22)	9	(13)	(39)	14	(25)	(48)	18	(30)
Net unrealized gain (loss) on assets available-for-sale	228	(79)	149	(169)	69	(100)	(57)	21	(36)
Defined benefit plans:
Prior service cost arising during the period	—	—	—	(2)	1	(1)	—	—	—
Net (gain) loss arising during the period	—	—	—	732	(303)	429	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	30	(11)	19	38	(17)	21	68	(25)	43
Total defined benefit plans	30	(11)	19	768	(319)	449	68	(25)	43
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	6	—	6	9	(3)	6	171	(70)	101
Reclassification adjustment (a)	(4)	(1)	(5)	(1)	—	(1)	(170)	70	(100)
Net unrealized gain (loss) on cash flow hedges	2	(1)	1	8	(3)	5	1	—	1
Total other comprehensive income (loss)	$284	$(78)	$206	$680	$(215)	$465	$(217)	$(84)	$(301)

(a)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the Consolidated Income Statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the Consolidated Income Statement. See Note 17 of the Notes to Consolidated Financial Statements for the location of the reclassification adjustment related to cash flow hedges on the Consolidated Income Statement.

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

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon 89

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

At March 31, 2014, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

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

Derivatives

We classify exchange-traded derivatives valued using quoted prices in Level 1 of the valuation hierarchy. Examples include exchange-traded equity and foreign exchange options. Since few other classes of derivative contracts are listed on an exchange, most of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters, and we classify them in Level 2 of the valuation hierarchy. Such derivatives include swaps and options, foreign exchange spot and forward contracts and credit default swaps.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

investments are primarily classified in Level 2 of the valuation hierarchy.

The following tables present the financial instruments carried at fair value at March 31, 2014 and Dec. 31, 2013, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2014.

Assets measured at fair value on a recurring basis at March 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$13,572	$—	$—	$—	$13,572
U.S. Government agencies	—	449	—	—	449
Sovereign debt	150	12,031	—	—	12,181
State and political subdivisions (b)	—	6,641	11	—	6,652
Agency RMBS	—	25,085	—	—	25,085
Non-agency RMBS	—	1,101	—	—	1,101
Other RMBS	—	2,084	—	—	2,084
Commercial MBS	—	2,185	—	—	2,185
Agency commercial MBS	—	2,063	—	—	2,063
Asset-backed CLOs	—	1,449	—	—	1,449
Other asset-backed securities	—	3,364	—	—	3,364
Equity securities	17	—	—	—	17
Money market funds (b)	849	—	—	—	849
Corporate bonds	—	1,781	—	—	1,781
Other debt securities	—	2,031	—	—	2,031
Foreign covered bonds	2,091	625	—	—	2,716
Non-agency RMBS (c)	—	2,637	—	—	2,637
Total available-for-sale securities	16,679	63,526	11	—	80,216
Trading assets:
Debt and equity instruments (b)	4,867	3,095	1	—	7,963
Derivative assets not designated as hedging:
Interest rate	3	14,484	5	(12,810)	1,682
Foreign exchange	—	2,208	1	(1,363)	846
Equity	188	368	13	(228)	341
Total derivative assets not designated as hedging	191	17,060	19	(14,401)	2,869
Total trading assets	5,058	20,155	20	(14,401)	10,832
Other assets:
Derivative assets designated as hedging:
Interest rate	—	945	—	—	945
Foreign exchange	—	60	—	—	60
Total - derivative assets designated as hedging	—	1,005	—	—	1,005
Other assets (d)	148	492	110	—	750
Total other assets	148	1,497	110	—	1,755
Subtotal assets of operations at fair value	21,885	85,178	141	(14,401)	92,803
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	226	10,034	—	—	10,260
Other assets	1,049	142	—	—	1,191
Total assets of consolidated investment management funds	1,275	10,176	—	—	11,451
Total assets	$23,160	$95,354	$141	$(14,401)	$104,254
Percentage of assets prior to netting	20%	80%	—%

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,819	$651	$—	$—	$2,470
Derivative liabilities not designated as hedging:
Interest rate	8	15,014	36	(12,404)	2,654
Foreign exchange	—	2,066	—	(1,218)	848
Equity and other contracts	100	697	5	(234)	568
Total derivative liabilities not designated as hedging	108	17,777	41	(13,856)	4,070
Total trading liabilities	1,927	18,428	41	(13,856)	6,540
Long-term debt (b)	—	329	—	—	329
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	172	—	—	172
Foreign exchange	—	223	—	—	223
Total other liabilities - derivative liabilities	—	395	—	—	395
Subtotal liabilities of operations at fair value	1,927	19,152	41	(13,856)	7,264
Percentage of liabilities prior to netting	9%	91%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	147	9,855	—	—	10,002
Other liabilities	—	156	—	—	156
Total liabilities of consolidated investment management funds	147	10,011	—	—	10,158
Total liabilities	$2,074	$29,163	$41	$(13,856)	$17,422
Percentage of liabilities prior to netting	7%	93%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$12,852	$—	$—	$—	$12,852
U.S. Government agencies	—	948	—	—	948
Sovereign debt	40	11,314	—	—	11,354
State and political subdivisions (b)	—	6,663	11	—	6,674
Agency RMBS	—	25,321	—	—	25,321
Non-agency RMBS	—	1,142	—	—	1,142
Other RMBS	—	2,285	—	—	2,285
Commercial MBS	—	2,357	—	—	2,357
Agency commercial MBS	—	1,789	—	—	1,789
Asset-backed CLOs	—	1,562	—	—	1,562
Other asset-backed securities	—	2,891	—	—	2,891
Equity securities	19	—	—	—	19
Money market funds (b)	938	—	—	—	938
Corporate bonds	—	1,815	—	—	1,815
Other debt securities	—	1,796	—	—	1,796
Foreign covered bonds	2,238	633	—	—	2,871
Non-agency RMBS (c)	—	2,695	—	—	2,695
Total available-for-sale securities	16,087	63,211	11	—	79,309
Trading assets:
Debt and equity instruments (b)	4,559	4,338	1	—	8,898
Derivative assets not designated as hedging:
Interest rate	4	14,702	6	(13,231)	1,481
Foreign exchange	—	3,609	1	(2,294)	1,316
Equity	274	395	15	(281)	403
Total derivative assets not designated as hedging	278	18,706	22	(15,806)	3,200
Total trading assets	4,837	23,044	23	(15,806)	12,098
Other assets:
Derivative assets designated as hedging:
Interest rate	—	1,206	—	—	1,206
Foreign exchange	—	76	—	—	76
Total - derivative assets designated as hedging	—	1,282	—	—	1,282
Other assets (d)	148	193	105	—	446
Total other assets	148	1,475	105	—	1,728
Subtotal assets of operations at fair value	21,072	87,730	139	(15,806)	93,135
Percentage of assets prior to netting	19%	81%	—%
Assets of consolidated investment management funds:
Trading assets	61	10,336	—	—	10,397
Other assets	739	136	—	—	875
Total assets of consolidated investment management funds	800	10,472	—	—	11,272
Total assets	$21,872	$98,202	$139	$(15,806)	$104,407
Percentage of assets prior to netting	18%	82%	—%

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,030	$585	$—	$—	$1,615
Derivative liabilities not designated as hedging:
Interest rate	3	15,178	31	(12,429)	2,783
Foreign exchange	—	3,536	—	(1,711)	1,825
Equity and other contracts	214	745	44	(281)	722
Total derivative liabilities not designated as hedging	217	19,459	75	(14,421)	5,330
Total trading liabilities	1,247	20,044	75	(14,421)	6,945
Long-term debt (b)	—	321	—	—	321
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	167	—	—	167
Foreign exchange	—	336	—	—	336
Total other liabilities - derivative liabilities	—	503	—	—	503
Subtotal liabilities of operations at fair value	1,247	20,868	75	(14,421)	7,769
Percentage of liabilities prior to netting	6%	94%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	16	10,069	—	—	10,085
Other liabilities	—	46	—	—	46
Total liabilities of consolidated investment management funds	16	10,115	—	—	10,131
Total liabilities	$1,263	$30,983	$75	$(14,421)	$17,900
Percentage of liabilities prior to netting	4%	96%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2014					Dec. 31, 2013
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$88	—%	—%	—%	100%	$90	—%	—%	41%	59%
2006	157	—	—	—	100	156	—	—	—	100
2005	320	—	23	16	61	330	—	24	16	60
2004 and earlier	536	3	6	30	61	566	3	6	30	61
Total non-agency RMBS	$1,101	1%	10%	19%	70%	$1,142	1%	10%	23%	66%
Commercial MBS - Domestic, originated in:
2009-2014	$473	81%	19%	—%	—%	$466	81%	19%	—%	—%
2008	22	59	41	—	—	22	59	41	—	—
2007	413	67	21	12	—	457	69	20	11	—
2006	656	83	17	—	—	683	84	16	—	—
2005	455	100	—	—	—	486	100	—	—	—
2004 and earlier	86	89	11	—	—	153	93	7	—	—
Total commercial MBS - Domestic	$2,105	83%	15%	2%	—%	$2,267	84%	14%	2%	—%
Foreign covered bonds:
Canada	$884	100%	—%	—%	—%	$851	100%	—%	—%	—%
United Kingdom	804	100	—	—	—	803	100	—	—	—
Netherlands	273	100	—	—	—	298	100	—	—	—
Other	755	100	—	—	—	919	100	—	—	—
Total foreign covered bonds	$2,716	100%	—%	—%	—%	$2,871	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,586	83%	17%	—%	—%	$1,668	79%	21%	—%	—%
Netherlands	418	99	—	—	1	434	100	—	—	—
Ireland	159	—	—	—	100	165	10	—	—	90
Italy	—	—	—	—	—	104	—	100	—	—
Other	37	96	4	—	—	42	89	5	—	6
Total European floating rate notes - available-for-sale	$2,200	80%	13%	—%	7%	$2,413	75%	19%	—%	6%
Sovereign debt:
United Kingdom	$4,312	100%	—%	—%	—%	$4,709	100%	—%	—%	—%
France	2,281	100	—	—	—	1,568	100	—	—	—
Netherlands	2,029	100	—	—	—	2,105	100	—	—	—
Germany	1,709	100	—	—	—	2,182	100	—	—	—
Spain	467	—	—	100	—	137	—	—	100	—
Italy	420	—	—	100	—	171	—	—	100	—
Other	963	89	—	11	—	482	100	—	—	—
Total sovereign debt	$12,181	92%	—%	8%	—%	$11,354	97%	—%	3%	—%
Non-agency RMBS (b), originated in:
2007	$798	—%	—%	—%	100%	$812	—%	—%	—%	100%
2006	756	—	—	1	99	780	—	—	1	99
2005	839	—	3	1	96	854	—	3	—	97
2004 and earlier	244	—	4	16	80	249	—	4	16	80
Total non-agency RMBS (b)	$2,637	—%	1%	2%	97%	$2,695	—%	1%	2%	97%

(a)
At March 31, 2014 and Dec. 31, 2013, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

The tables below include a roll forward of the balance sheet amounts for the quarters ended March 31, 2014

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

and 2013 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2014
	Available-for-sale securities		Trading assets						Total assets of operations
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2013	$11		$1		$22		$105		$139
Transfers out of Level 3	—		—		(1)		—		(1)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	(2)	(c)	2	(d)	—
Purchases and sales:
Purchases	—		—		—		8		8
Sales	—		—		—		(5)		(5)
Fair value at March 31, 2014	$11		$1		$19		$110		$141
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(2)		$—		$(2)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended March 31, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2013	$75		$75
Transfers out of Level 3	(37)		(37)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	3	(b)	3
Fair value at March 31, 2014	$41		$41
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$3		$3

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	$44
Transfers out of Level 3	—		—		(5)		—		(5)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	(1)	(b)	3	(c)	(11)	(c)	(5)	(d)	(14)	—	(e)
Purchases and sales:
Purchases	—		—		—		3		3	—
Sales	—		(40)		—		(6)		(46)	—
Fair value at March 31, 2013	$44		$11		$42		$112		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(11)		$(2)		$(13)	$—

(a)	Derivative assets are reported on a gross basis.

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

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2014 and Dec. 31, 2013, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2014 and Dec. 31, 2013.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at March 31, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$123	$7	$130
Other assets (b)	—	15	—	15
Total assets at fair value on a nonrecurring basis	$—	$138	$7	$145

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$128	$9	$137
Other assets (b)	—	15	—	15
Total assets at fair value on a nonrecurring basis	$—	$143	$9	$152

(a)
During the quarters ended March 31, 2014 and Dec. 31, 2013, the fair value of these loans decreased $1 million and $1 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at March 31, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	4%
Trading assets:
Debt and equity instruments:
Distressed debt	1	Discounted cash flow	Expected maturity	1 - 10 years
			Credit spreads	126-2,879 bps
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	5	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	10%-17%
Foreign exchange contracts:
Long-term foreign exchange options	1	Option pricing model (a)	Long-term foreign exchange volatility	18%
Equity:
Equity options	13	Option pricing model (a)	Long-term equity volatility	17%-25%
Measured on a nonrecurring basis:
Loans	7	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-30%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at March 31, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$36	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	10%-17%
Equity:
Equity options	5	Option pricing model (a)	Long-term equity volatility	19%-26%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions used at March 31, 2014 and Dec. 31, 2013 include discount rates ranging principally from 0.65% to 3.74%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

Loans

For residential mortgage loans, fair value is estimated using discounted cash flow analysis, adjusting where appropriate for prepayment estimates, using interest rates currently being offered for loans with similar terms and maturities to borrowers. The estimated fair value of margin loans and overdrafts is equal to the book value due to the short-term nature of these assets. The estimated fair value of other types of loans, including our term loan program, is determined using discounted cash flows. Inputs include current LIBOR market rates adjusted for credit spreads.

100 BNY Mellon

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

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2014 and Dec. 31, 2013, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	March 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$82,602	$—	$82,602	$82,602
Interest-bearing deposits with banks	—	42,820	—	42,820	42,795
Federal funds sold and securities purchased under resale agreements	—	12,223	—	12,223	12,223
Securities held-to-maturity	3,292	15,800	—	19,092	19,226
Loans	—	51,800	—	51,800	51,670
Other financial assets	6,092	1,046	—	7,138	7,138
Total	$9,384	$206,291	$—	$215,675	$215,654
Liabilities:
Noninterest-bearing deposits	$—	$89,051	$—	$89,051	$89,051
Interest-bearing deposits	—	162,611	—	162,611	163,176
Federal funds purchased and securities sold under repurchase agreements	—	9,935	—	9,935	9,935
Payables to customers and broker-dealers	—	16,822	—	16,822	16,822
Borrowings	—	1,479	—	1,479	1,479
Long-term debt	—	20,761	—	20,761	20,287
Total	$—	$300,659	$—	$300,659	$300,750

Summary of financial instruments	Dec. 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$104,359	$—	$104,359	$104,359
Interest-bearing deposits with banks	—	35,323	—	35,323	35,300
Federal funds sold and securities purchased under resale agreements	—	9,161	—	9,161	9,161
Securities held-to-maturity	3,268	16,175	—	19,443	19,743
Loans	—	49,316	—	49,316	49,180
Other financial assets	6,460	1,141	—	7,601	7,601
Total	$9,728	$215,475	$—	$225,203	$225,344
Liabilities:
Noninterest-bearing deposits	$—	$95,475	$—	$95,475	$95,475
Interest-bearing deposits	—	165,253	—	165,253	165,654
Federal funds purchased and securities sold under repurchase agreements	—	9,648	—	9,648	9,648
Payables to customers and broker-dealers	—	15,707	—	15,707	15,707
Borrowings	—	919	—	919	919
Long-term debt	—	19,965	—	19,965	19,543
Total	$—	$306,967	$—	$306,967	$306,946

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
March 31, 2014
Interest-bearing deposits with banks	$1,368	$1,368	$13	$(22)
Securities available-for-sale	6,328	6,774	481	(115)
Long-term debt	14,931	14,650	460	(57)
Dec. 31, 2013
Interest-bearing deposits with banks	$1,396	$1,396	$30	$(19)
Securities available-for-sale	5,914	6,647	721	(95)
Long-term debt	15,036	14,755	483	(72)

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 16 - Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	March 31, 2014	Dec. 31, 2013
Assets of consolidated investment management funds:
Trading assets	$10,260	$10,397
Other assets	1,191	875
Total assets of consolidated investment management funds	$11,451	$11,272
Liabilities of consolidated investment management funds:
Trading liabilities	$10,002	$10,085
Other liabilities	156	46
Total liabilities of consolidated investment management funds	$10,158	$10,131

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. The fair value of this long-term debt was $329 million at March 31, 2014 and $321 million at Dec. 31, 2013. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended
(in millions)	March 31, 2014	March 31, 2013
Changes in the fair value of long-term debt (a)	$8	$4

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the first quarter of 2014 or 2013.

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds,

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2014, $6.6 billion face amount of securities were hedged with interest rate swaps that had notional values of $6.8 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2014, $14.7 billion par value of debt was hedged with interest rate swaps that had notional values of $14.7 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2014, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $280 million (notional), with a pre-tax gain of $8 million recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro and Swiss Franc with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of March 31, 2014, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $1.5 billion (notional), with a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. This gain will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2014, forward foreign exchange contracts with notional amounts totaling $6.1 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2014, had a combined U.S. dollar equivalent value of $544 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2013
Fair value hedges of securities	$(4.9)	$3.7	$4.6
Fair value hedges of deposits and long-term debt	(2.8)	(0.1)	(0.3)
Cash flow hedges	0.1	—	0.1
Other (a)	(0.1)	—	(0.1)
Total	$(7.7)	$3.6	$4.3

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2014 and Dec. 31, 2013.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013	March 31, 2014	Dec. 31, 2013
Derivatives designated as hedging instruments (a):
Interest rate contracts	$21,424	$21,402	$945	$1,206	$172	$167
Foreign exchange contracts	7,863	7,382	60	76	223	336
Total derivatives designated as hedging instruments			$1,005	$1,282	$395	$503
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$763,323	$767,341	$14,492	$14,712	$15,058	$15,212
Foreign exchange contracts	465,202	420,142	2,209	3,610	2,066	3,536
Equity contracts	24,611	24,123	569	684	802	1,003
Credit contracts	51	101	—	—	—	—
Total derivatives not designated as hedging instruments			$17,270	$19,006	$17,926	$19,751
Total derivatives fair value (c)			$18,275	$20,288	$18,321	$20,254
Effect of master netting agreements (d)			(14,401)	(15,806)	(13,856)	(14,421)
Fair value after effect of master netting agreements			$3,874	$4,482	$4,465	$5,833

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Master netting agreements are reported net of cash collateral received and paid of $1,119 million and $574 million, respectively, at March 31, 2014, and $1,841 million and $456 million, respectively, at Dec. 31, 2013.

At March 31, 2014, $476 billion (notional) of interest rate contracts will mature within one year, $160 billion between one and five years, and $149 billion after five years. At March 31, 2014, $456 billion (notional) of foreign exchange contracts will mature within one year, $9 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		1Q14	4Q13	1Q13		1Q14	4Q13	1Q13
Interest rate contracts	Net interest revenue	$(285)	$98	$75	Net interest revenue	$277	$(94)	$(71)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q14	4Q13	1Q13		1Q14	4Q13	1Q13		1Q14	4Q13	1Q13
FX contracts	$(1)	$(4)	$(12)	Net interest revenue	$(1)	$(4)	$(13)	Net interest revenue	$—	$—	$—
FX contracts	3	1	2	Other revenue	—	—	—	Other revenue	0.1	—	0.1
FX contracts	3	4	183	Trading revenue	3	4	183	Trading revenue	—	—	—
FX contracts	1	3	(2)	Salary expense	2	1	—	Salary expense	—	—	—
Total	$6	$4	$171		$4	$1	$170		$0.1	$—	$0.1

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q14	4Q13	1Q13		1Q14	4Q13	1Q13		1Q14	4Q13	1Q13
FX contracts	$(16)	$(63)	$167	Net interest revenue	$—	$—	$—	Other revenue	$(0.1)	$—	$(0.1)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
(in millions)	1Q14	4Q13	1Q13
Foreign exchange	$130	$126	$149
Other trading revenue:
Fixed income	1	20	8
Equity/other	5	—	4
Total other trading revenue	6	20	12
Total	$136	$146	$161

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

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

in net liability positions. Certain collateral agreements would require The Bank of New York Mellon to immediately post additional collateral to cover some or all of The Bank of New York Mellon’s liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2014 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$28	million
Baa2/BBB	$670	million
Bal/BB+	$1,862	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2014, existing collateral arrangements would have required us to have posted an additional $465 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

Offsetting of financial assets and derivative assets
	March 31, 2014				Dec. 31, 2013
(in millions)	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized	Gross assets recognized	Offset in the balance sheet	(a)	Net assets recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$14,285	$12,810		$1,475	$14,798	$13,231		$1,567
Foreign exchange contracts	1,594	1,363		231	2,778	2,294		484
Equity and other contracts	468	228		240	607	281		326
Total derivatives subject to netting arrangements	16,347	14,401		1,946	18,183	15,806		2,377
Total derivatives not subject to netting arrangements	1,928	—		1,928	2,105	—		2,105
Total derivatives	18,275	14,401		3,874	20,288	15,806		4,482
Reverse repurchase agreements	13,394	1,238	(b)	12,156	10,180	1,096	(b)	9,084
Total	$31,669	$15,639		$16,030	$30,468	$16,902		$13,566

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

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

Offsetting of financial liabilities and derivative liabilities
	March 31, 2014				Dec. 31, 2013
(in millions)	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized	Gross liabilities recognized	Offset in the balance sheet	(a)	Net liabilities recognized
Derivatives subject to netting arrangements:
Interest rate contracts	$14,741	$12,404		$2,337	$14,914	$12,429		$2,485
Foreign exchange contracts	1,547	1,218		329	2,292	1,711		581
Equity and other contracts	649	234		415	800	281		519
Total derivatives subject to netting arrangements	16,937	13,856		3,081	18,006	14,421		3,585
Total derivatives not subject to netting arrangements	1,384	—		1,384	2,248	—		2,248
Total derivatives	18,321	13,856		4,465	20,254	14,421		5,833
Repurchase agreements	11,130	1,238	(b)	9,892	10,528	1,096	(b)	9,432
Total	$29,451	$15,094		$14,357	$30,782	$15,517		$15,265

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

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2014 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	March 31, 2014
	Loans	Unfunded commitments	Total exposure
Banks	$8.6	$2.1	$10.7
Asset managers	1.1	4.7	5.8
Securities industry	3.2	2.5	5.7
Insurance	0.1	4.2	4.3
Government	0.3	3.1	3.4
Other	0.3	1.0	1.3
Total	$13.6	$17.6	$31.2

Commercial portfolio exposure (in billions)	March 31, 2014
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.2	$7.0
Energy and utilities	0.7	5.8	6.5
Manufacturing	0.3	5.7	6.0
Media and telecom	0.2	1.6	1.8
Total	$2.0	$19.3	$21.3

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	March 31,	Dec. 31,
(in millions)	2014	2013
Lending commitments (a)	$34,842	$34,039
Standby letters of credit (b)	6,932	6,721
Commercial letters of credit	280	310
Securities lending indemnifications (c)	276,106	244,382

(a)	Net of participations totaling $6 million at March 31, 2014 and $6 million at Dec. 31, 2013.

(b)	Net of participations totaling $688 million at March 31, 2014 and $720 million at Dec. 31, 2013.

(c)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $65 billion at March 31, 2014 and $60 billion at Dec. 31, 2013.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $10.2 billion in less than one year, $24.2 billion in one to five years and $0.4 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.9 billion at March 31, 2014 and $6.7 billion at Dec. 31, 2013, and includes $489 million and $418 million that were collateralized with cash and securities at March 31, 2014 and Dec. 31, 2013, respectively. At March 31, 2014, $3.9 billion of the SBLCs will expire within one year and $3.0 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $128 million at March 31, 2014 and $134 million at Dec. 31, 2013.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31,	Dec. 31,
	2014	2013
Investment grade	88%	86%
Non-investment grade	12%	14%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $280 million at March 31, 2014 compared with $310 million at Dec. 31, 2013.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $286 billion at March 31, 2014 and $252 billion at Dec. 31, 2013.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At March 31, 2014 and Dec. 31, 2013, $65 billion and $60 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $68 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Indemnification Arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2014 and Dec. 31, 2013, we have not recorded any material liabilities under these arrangements.

Clearing and Settlement Exchanges

We are a minority equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2014 and Dec. 31, 2013, we have not recorded any material liabilities under these arrangements.

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

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $745 million in excess of the accrued liability (if any) related to those matters.

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

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

Securities Lending Matters
As previously disclosed, BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from 2009 to 2013, and are currently pending in courts in North Carolina and Illinois. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege losses in connection with the investment of securities lending collateral in Lehman Brothers Holdings, Inc., and seek damages as to those losses.

Foreign Exchange Matters
As previously disclosed, beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon is cooperating with these inquiries.

In addition, in early 2011, as previously disclosed, the Virginia Attorney General’s Office and the Florida Attorney General’s Office each intervened in a qui tam lawsuit pending in its jurisdiction, and, on Aug. 11, 2011, filed superseding complaints. On Nov. 9, 2012, the Virginia court, which had previously dismissed all of the claims against BNY Mellon, dismissed the Virginia lawsuit with prejudice by agreement of the parties. On Nov. 18, 2013, the Florida Attorney General’s Office dismissed the Florida lawsuit with prejudice by agreement of the parties. On Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting, claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims, and certain plaintiffs have since filed a notice of appeal. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several public pension funds in the state of California purported to intervene in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs refiled their claims and, on May 1, 2014, the court again dismissed the California False Claims Act claims, along with certain other claims. On Oct. 26, 2011, the Massachusetts Securities Division filed an Administrative Complaint against BNY Mellon, but closed the matter on Jan. 30, 2014 by agreement of the parties.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011 and 2012. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims, and plaintiffs have appealed that decision. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims, and one of the plaintiffs filed a notice of appeal. BNY Mellon was also named in a qui tam lawsuit filed on May 22, 2012 in Massachusetts state court, but the court dismissed all of plaintiff’s claims on Sept. 10, 2013. All of the pending lawsuits are currently in discovery. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

Tax Litigation
As previously disclosed, on Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Following a trial, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs on Feb. 11, 2013.  On Sept. 23, 2013, the Tax Court issued a

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

supplemental opinion, partially reducing the tax implications to BNY Mellon of its earlier decision. The Tax Court entered a decision formally implementing its prior rulings on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals on March 5, 2014. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceeding
As previously disclosed, The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York and Delaware Attorneys General have intervened in this proceeding. The trial in this matter ended on Nov. 21, 2013. On Jan. 31, 2014, the court issued its decision approving the settlement except to the extent that it releases loan modification claims. The court approved all the other terms of the settlement. On Feb. 21, 2014, The Bank of New York Mellon appealed the court’s decision to exempt loan modification claims from the settlement approval and several objectors to the settlement cross-appealed.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have five pending lawsuits against Pershing in Texas. In addition, alleged purchasers have filed thirty-three FINRA arbitration claims against Pershing in Texas, Florida, Louisiana, Tennessee, New York, Arkansas, North Carolina and Georgia. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme, and assert contractual, statutory and common law claims.

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

Business results are subject to reclassification when organizational changes are made or whenever improvements are made in the measurement principles. On Sept. 27, 2013, Newton Management Limited, together with Newton Investment Management Limited, an investment boutique of BNY Mellon, sold Newton’s private client business. In the first quarter of 2014, we reclassified the results of Newton’s private client business from the Investment Management business to the Other segment. The reclassifications did not impact consolidated results. All prior periods have been restated.

In addition, prior period consolidated and Other segment results have been restated to reflect the retrospective application of adopting accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report.

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

The primary types of revenue for our two principal businesses and the Other segment are presented below:

Business	Primary types of revenue
Investment Management
•   Investment management and performance fees from:
Mutual funds
Institutional clients
Private clients
High-net-worth individuals and families, endowments and foundations and related entities
•   Distribution and servicing fees

Investment Services
•   Asset servicing fees, including institutional trust and custody fees, broker-dealer services, global collateral services and securities lending
•   Issuer services fees, including Corporate Trust and Depositary Receipts
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

•	Incentive expense related to restricted stock and certain corporate overhead charges are allocated to the businesses.

•	Support and other indirect expenses are allocated to businesses based on internally-developed methodologies.

•	Recurring FDIC expense is allocated to the businesses based on average deposits generated within each business.

•	Litigation expense is generally recorded in the business in which the charge occurs.

•
Management of the investment securities portfolio is a shared service contained in the Other segment. As a result, gains and losses associated with the valuation of the securities portfolio are included in the Other segment.

•
Client deposits serve as the primary funding source for our investment securities portfolio. We typically allocate all interest revenue to the businesses generating the deposits. Accordingly, accretion related to the portion of the investment securities portfolio restructured in 2009 has been included in the results of the businesses.

•	M&I expense is a corporate level item and is recorded in the Other segment.

•	Beginning in the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$900	(a)	$1,887	$112	$2,899	(a)
Net interest revenue	70		590	68	728
Total revenue	970	(a)	2,477	180	3,627	(a)
Provision for credit losses	—		—	(18)	(18)
Noninterest expense	724		1,821	194	2,739
Income before taxes	$246	(a)	$656	$4	$906	(a)
Pre-tax operating margin (b)	25%		26%	N/M	25%
Average assets	$39,463		$258,470	$57,059	$354,992

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $20 million, for a net impact of $16 million. Income before taxes includes noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended Dec. 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$993	(b)	$1,860	$(20)	$2,833	(b)
Net interest revenue	68		610	83	761
Total revenue (a)	1,061	(b)	2,470	63	3,594	(b)
Provision for credit losses	—		—	6	6
Noninterest expense	795		1,867	215	2,877
Income (loss) before taxes (a)	$266	(b)	$603	$(158)	$711	(b)
Pre-tax operating margin (a) (c)	25%		24%	N/M	20%
Average assets	$38,796		$258,294	$59,045	$356,135

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $17 million, for a net impact of $19 million. Income before taxes includes noncontrolling interests of $17 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$881	(b)	$1,861	$152	$2,894	(b)
Net interest revenue	62		653	4	719
Total revenue (a)	943	(b)	2,514	156	3,613	(b)
Provision for credit losses	—		1	(25)	(24)
Noninterest expense	737		1,840	251	2,828
Income (loss) before taxes (a)	$206	(b)	$673	$(70)	$809	(b)
Pre-tax operating margin (a) (c)	22%		27%	N/M	22%
Average assets	$38,743		$240,187	$54,734	$333,664

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $50 million, net of noncontrolling interests of $16 million, for a net impact of $34 million. Income before taxes includes noncontrolling interests of $16 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2014	2013
Transfers from loans to other assets for other real estate owned (“OREO”)	$1	$1
Change in assets of consolidated VIEs	179	245
Change in liabilities of consolidated VIEs	27	239
Change in noncontrolling interests of consolidated VIEs	12	27
Securities not settled	1,167	2,608

116 BNY Mellon

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

As previously disclosed, we reviewed our process for the reporting of information in our public filings and we have instituted ongoing enhancements to the data collection processes and systems relating to AUC/A and other information in our public filings.

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 117

Forward-looking Statements (continued)

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: Basel III and our estimated Basel III CET1 ratio, on a fully phased-in basis; the anticipated closing of the Wing Hang transaction; calculating risk-weighted assets under the Advanced Approaches rule; the impact of the continued run-off of high margin structured debt securitizations on our total annual revenue; our foreign exchange revenues and the impact of enhancements in our foreign exchange trading and execution capabilities; the rate of expense growth; elevated levels of legal and litigation costs; our effective tax rate; the impact of seasonality on our businesses; estimations of the impact of market value changes on our fee revenue and earnings per share; estimated new business wins in AUC/A; the impact of the situation in Russia; the impact of globalization and a changing regulatory environment on the demand for our products and services; our tri-party repo business; our appearance as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings; overdraft exposure with respect to Irish-domiciled investment funds; the impact of an update to our methodologies utilized in our probable loss model; the impact on our allowance for loan losses of changes in assigned credit ratings; assumptions with respect to residential mortgage-backed securities; the expected impact of actions on our investment securities portfolio in the event of a rise in interest rates; effects of changes in projected loss severities and default rates on impairment charges; the impact of significant changes in ratings classifications for our investment securities portfolio; goals with respect to our commercial portfolio; our credit strategies; our maintenance of a sizable allowance for loan losses; our anticipated provision for credit losses in the second quarter of 2014; our goals with respect to our liquidity cushion, diversity of funding sources, liquidity ratios, a liquid asset buffer, and the levels and sources of wholesale funds; the potential uses of liquidity; the impact of a reduction in our Investment Services businesses; our liquidity policy; our access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including possible redemptions or other actions with regard to outstanding securities; our 2014 capital plan, including share repurchases;

the effects of changes in risk-weighted assets/quarterly average assets or changes in common equity levels on capital ratios; the capitalization status of BNY Mellon and its bank subsidiaries; the effects of customer behavior and market volatility or stress on our balance sheet size and client deposit levels; our foreign exchange and other trading counterparty risk rating profile; our earnings simulation model; estimations and assumptions on net interest revenue and net interest rate sensitivities; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed legislation, regulation and accounting standards, including: U.S. implementation of the Basel III capital and liquidity framework, stress-testing, new and proposed risk-based and leverage regulatory capital rules, supplementary leverage ratio proposals, credit exposure limits, implementation of the Volcker Rule in the U.S. and proposals similar to the Volcker Rule from the European Commission, European recovery and resolution and proposed U.S. and European regulations concerning the derivatives markets; the timing and effects of pending and proposed accounting standards, including: revenue from contracts with customers, principal versus agent analysis, leases, financial instruments - credit losses, effective control for transfers with forward agreements to repurchase assets and accounting for repurchase financings and recognition and measurement of financial assets and financial liabilities; our anticipated actions with respect to legal or regulatory proceedings; future litigation costs; the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings; and our expectations with respect to litigation accruals.

In this report, any other report, any press release or any written or oral statement that BNY Mellon or its executives may make, words, such as “estimate,” “forecast,” “project,” “anticipate,” “target,” “expect,” “intend,” “continue,” “seek,” “believe,” “plan,” “goal,” “could,” “should,” “would,” “may,” “will,” “strategy,” “synergies,” “opportunities,” “trends” and words of similar meaning, may signify forward-looking statements.

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis of Financial

118 BNY Mellon

Forward-looking Statements

Condition and Results of Operations, are based on management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2013 Annual Report, such as: government regulation and supervision, and recent legislative and regulatory actions; regulatory actions or litigation; adverse publicity with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards, including capital adequacy guidelines; operational risk; failure or circumvention of our controls and procedures; disruption or breach in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; our strategic acquisitions, including our ability to successfully integrate acquired businesses and potential liabilities from legacy claims against the acquired businesses; ongoing concerns about the financial stability of several countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union; continuing uncertainty in financial markets and weakness in the economy generally; low or volatile interest rates; market volatility; further write-downs of financial instruments that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in capital market activity, weak financial markets or negative trends in savings rates or in individual investment preferences; the impact of a stable exchange-rate environment or decreased cross-border investing activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiary banks; and the impact of provisions of Delaware law and the Federal Reserve on our ability to return capital to shareholders. Investors should consider all risks in our 2013 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 119

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2014. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2014
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2014
January 2014	7,709	$32.66	7,709	$133
February 2014	2,921	31.75	2,921	40
March 2014	950	32.35	950	10
First quarter of 2014 (a)	11,580	$32.41	11,580	$1,740	(b)

(a)
Includes 2,980 thousand shares repurchased at a purchase price of $95 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $31.75.

(b)
Represents the maximum value of the shares authorized to be repurchased through the first quarter of 2015, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2014 capital plan.

On March 14, 2013, in connection with the Federal Reserve’s non-objection to our 2013 capital plan, the Board of Directors authorized a stock purchase program providing for the repurchase of an aggregate of $1.35 billion of common stock beginning in the second quarter of 2013 and continuing through the first quarter of 2014. On March 26, 2014, in connection with the Federal Reserve’s non-objection to our 2014 capital plan, the Board of Directors authorized a new stock purchase program providing for the repurchase of an aggregate of $1.74 billion of common stock beginning in the second quarter of 2014 and continuing through the first quarter of 2015.

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
The list of exhibits required to be filed as exhibits to this report appears on page 121 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon 120

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 9, 2014	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

121 BNY Mellon

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2014. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

BNY Mellon 122

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.1	*	The Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to the Company’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014 and incorporated herein by reference.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		XBRL Instance Document.	Filed herewith.
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan, contract or arrangement.

123 BNY Mellon