Form 10-Q
period 2014-06-30
Bank of New York Mellon Corp
filed 2014-08-11
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
June 30, 2014
Common Stock, $0.01 par value	1,131,596,230

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2014 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key second quarter 2014 and subsequent events	4
Highlights of second quarter 2014 results	6
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Review of businesses	15
Critical accounting estimates	28
Consolidated balance sheet review	28
Liquidity and dividends	42
Capital	46
Trading activities and risk management	50
Foreign exchange and other trading	51
Asset/liability management	52
Risk management update	53
Off-balance sheet arrangements	54
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	55
Recent accounting and regulatory developments	63
Website information	68

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	69
Consolidated Comprehensive Income Statement (unaudited)	71
Consolidated Balance Sheet (unaudited)	72
Consolidated Statement of Cash Flows (unaudited)	73
Consolidated Statement of Changes in Equity (unaudited)	74

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended					Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2014		March 31, 2014	June 30, 2013		June 30, 2014		June 30, 2013
Results applicable to common shareholders of The Bank of New York Mellon Corporation: (a)
Net income	$554		$661	$831		$1,215		$565
Basic EPS	0.48		0.57	0.71		1.05		0.48
Diluted EPS	0.48		0.57	0.71		1.04		0.48

Fee and other revenue (a)	$2,980		$2,883	$3,203		$5,863		$6,063
Income from consolidated investment management funds	46		36	65		82		115
Net interest revenue	719		728	757		1,447		1,476
Total revenue (a)	$3,745		$3,647	$4,025		$7,392		$7,654

Return on common equity (annualized) (b)	6.1%		7.4%	9.7%		6.7%		3.3%
Non-GAAP (a)(b)(c)	8.4%		7.8%	10.2%		8.1%		9.2%

Return on tangible common equity (annualized) – Non-GAAP (b)	14.5%		17.6%	25.0%		16.0%		9.5%
Non-GAAP adjusted (a)(b)(c)	18.4%		17.3%	24.6%		17.9%		22.0%

Return on average assets (annualized)	0.60%		0.75%	0.99%		0.68%		0.34%

Fee revenue as a percentage of total revenue excluding net securities gains	79%		79%	79%		79%		79%

Percentage of non-U.S. total revenue (d)	38%		37%	36%		37%		36%

Pre-tax operating margin (a)(b)	22%		25%	30%		24%		27%
Non-GAAP (b)(c)	30%		27%	32%		28%		29%

Net interest margin (FTE)	0.98%		1.05%	1.15%		1.02%		1.13%

Assets under management at period end (in billions) (e)	$1,636		$1,620	$1,427		$1,636		$1,427
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (f)	$28.5		$27.9	$26.2		$28.5		$26.2
Market value of securities on loan at period end (in billions) (g)	$280		$264	$255		$280		$255

Average common shares and equivalents outstanding (in thousands):
Basic	1,133,556		1,138,645	1,152,545		1,136,086		1,155,667
Diluted	1,139,800		1,144,510	1,155,981		1,141,948		1,159,169

Capital ratios
Estimated common equity Tier 1 ratio (“CET1”), fully phased-in – Non-GAAP: (b)(h)(i)
Standardized Approach	10.3%		11.1%	9.3%		10.3%		9.3%
Advanced Approach	10.0%		10.7%	9.8%		10.0%		9.8%
CET1 ratio (i)(j)	11.4%	(b)	15.7%	13.2%	(b)	11.4%	(b)	13.2%	(b)
Tier 1 capital ratio (i)(j)	12.4%	(b)	17.0%	14.8%		12.4%	(b)	14.8%
Total (Tier 1 plus Tier 2) capital ratio (i)(j)	12.8%	(b)	17.8%	15.8%		12.8%	(b)	15.8%
Leverage capital ratio	5.9%		6.1%	5.3%		5.9%		5.3%

BNY Mellon shareholders’ equity to total assets ratio (a)(b)	9.6%		10.3%	9.9%		9.6%		9.9%
BNY Mellon common shareholders’ equity to total assets ratio (b)	9.2%		9.9%	9.5%		9.2%		9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.4%		6.6%	5.8%		6.4%		5.8%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Selected average balances
Interest-earning assets	$300,758	$284,532	$268,481	$292,691	$267,124
Assets of operations	$357,807	$343,638	$325,931	$350,760	$324,055
Total assets	$369,212	$354,992	$337,455	$362,140	$335,569
Interest-bearing deposits	$162,674	$152,986	$151,219	$157,856	$149,484
Noninterest-bearing deposits	$77,820	$81,430	$70,648	$79,615	$70,493
Preferred stock	$1,562	$1,562	$1,350	$1,562	$1,210
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,565	$36,289	$34,467	$36,428	$34,681

Other information at period end
Cash dividends per common share	$0.17	$0.15	$0.15	$0.32	$0.28
Common dividend payout ratio	35%	26%	21%	31%	58%
Common dividend yield (annualized)	1.8%	1.7%	2.1%	1.7%	2.0%
Closing stock price per common share	$37.48	$35.29	$28.05	$37.48	$28.05
Market capitalization	$42,412	$40,244	$32,271	$42,412	$32,271
Book value per common share – GAAP (a)(b)	$32.49	$31.94	$29.81	$32.49	$29.81
Tangible book value per common share – Non-GAAP (a)(b)	$14.88	$14.48	$12.40	$14.88	$12.40
Full-time employees	51,100	51,400	49,800	51,100	49,800
Common shares outstanding (in thousands)	1,131,596	1,140,373	1,150,477	1,131,596	1,150,477

(a)
The three and six months ended June 30, 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for a reconciliation of these ratios.

(c)
Non-GAAP excludes amortization of intangible assets, merger and integration (“M&I”), litigation, restructuring charges, a previously disclosed charge (recovery) related to investment management funds, net of incentives and the impact of the disallowance of certain foreign tax credits, if applicable.

(d)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(e)
Excludes securities lending cash management assets and assets managed in the Investment Services business. Also excludes assets under management related to Newton’s private client business that was sold in September 2013.

(f)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at June 30, 2014 and March 31, 2014, and $1.1 trillion at June 30, 2013.

(g)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $64 billion at June 30, 2014 and $66 billion at March 31, 2014.

(h)
The estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the final rules released by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on July 2, 2013 (the “Final Capital Rules”), which are being gradually phased-in over a multi-year period. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely impacted.

(i)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods. The net impact of such consolidated assets for the June 30, 2014 estimated CET1 ratio on a fully phased-in basis was a decrease of 101 basis points under the Advanced Approach and 58 basis points under the Standardized Approach. The net impact of such consolidated assets for June 30, 2014 regulatory capital ratios, as calculated under the Advanced Approach, was a decrease of 116 basis points to the CET1 ratio, 126 basis points to the Tier 1 capital ratio, and 129 basis points to the Total capital ratio. The leverage ratio was not affected. For additional information on these ratios, see “Capital” beginning on page 46.

(j)
At June 30, 2014, our risk-weighted assets were calculated under the Advanced Approach framework. Risk-weighted assets at June 30, 2014 under the Advanced Approach does not reflect the use of a simple value-at-risk methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The company has requested written approval to use this methodology. The estimated net impact of such a value-at-risk methodology for June 30, 2014 regulatory capital ratios calculated under the Advanced Approach would have been an increase of approximately 20 basis points to the CET1, Tier 1 and Total capital ratios. The leverage ratio was not affected. For additional information on these ratios, see “Capital” beginning on page 46.

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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

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

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of June 30, 2014, BNY Mellon had $28.5 trillion in assets under custody and/or administration, and $1.6 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key second quarter 2014 and subsequent events

Sale of our equity investment in Wing Hang Bank Limited (“Wing Hang”)

In July 2014, BNY International Financing Corp., a subsidiary of BNY Mellon, sold our equity investment in Wing Hang, which is located in Hong Kong, to Oversea-Chinese Banking Corporation Limited, resulting in an after-tax gain of approximately $315 million, or approximately $490 million pre-tax. Equity income related to our investment in Wing Hang totaled $20 million in the first half of 2014 and $95 million in full-year 2013, including $37 million from the sale of a property.

Charge related to certain administrative errors

In the second quarter of 2014, BNY Mellon recorded a pre-tax charge of $109 million, net of incentives, in connection with the previously disclosed administrative errors relating to certain offshore tax-exempt funds that we manage. The errors relate to the resident status of such funds.

4 BNY Mellon

Restructuring charge

In the second quarter of 2014, BNY Mellon recorded an after-tax restructuring charge of $75 million, or $120 million pre-tax, primarily reflecting severance expense relating to streamlining actions. Streamlining actions include rationalizing our staff and simplifying and automating global processes across investment services, technology, and operations.

Organizational changes

In the second quarter of 2014, BNY Mellon announced a series of organizational changes.

•
Curtis Arledge, currently Vice Chairman and CEO of Investment Management, added to his responsibilities the oversight for a newly formed BNY Mellon Markets Group. The BNY Mellon Markets Group includes Global Markets, Global Collateral Services and Prime Services. Day to day operations of the group will be managed by Kurt Woetzel, the President of the BNY Mellon Markets Group.

•	Brian Shea was appointed Vice Chairman and CEO of Investment Services, in addition to his role as Head of Client Service Delivery and Client Technology Solutions.

•	Tim Keaney, the former Vice Chairman and CEO of Investment Services, announced he will be leaving the company to pursue other opportunities on Sept. 30, 2014.

•	Brian Rogan, Vice Chairman and Chief Risk Officer, and Art Certosimo, CEO of Global Markets, announced their plans to retire at year end.

•	Monique Herena was named Senior Executive Vice President and Chief Human Resources Officer.

•	Kevin McCarthy was named Senior Executive Vice President, General Counsel and Corporate Secretary.

Corporate headquarters

In May 2014, BNY Mellon agreed to sell its One Wall Street office building in lower Manhattan for $585 million. BNY Mellon has occupied the 50 story, 1.1 million square foot building since 1989. The sale is expected to be completed in the third quarter of 2014, and is expected to result in an after-tax gain of approximately $200 million, or approximately $345 million pre-tax.

BNY Mellon announced that it will relocate its corporate headquarters to Brookfield Place in lower Manhattan’s Battery Park City. This move is part of the Company’s previously-announced decision to consolidate and streamline operations. The 20-year leasing agreement covers approximately 350,000 square feet of office space.

Agreement to sell the equity stake in BNY Mellon Western Fund Management Limited

In May 2014, BNY Mellon agreed to sell its 49% stake in China-based BNY Mellon Western Fund Management Limited to Leadbank Asset Management Company Limited, a Shanghai-based wealth management firm. The closing of the equity transfer is anticipated to occur in the fourth quarter of 2014, subject to regulatory approval. We expect this transaction to be immaterial to our results of operations.

Acquisition of HedgeMark International, LLC

In May 2014, BNY Mellon acquired the remaining 65% interest of HedgeMark International, LLC, a provider of hedge fund managed account and risk analytic services. Since 2011, BNY Mellon held a 35% ownership stake in HedgeMark.

Exit from parallel run period for calculating risk-weighted assets under the Advanced Approach rule

On Feb. 21, 2014, the Federal Reserve announced that BNY Mellon had been approved to exit parallel run reporting for U.S. regulatory capital purposes. As a result, on April 1, 2014, BNY Mellon transitioned from the general risk-based capital rules to the Final Capital Rules’ Advanced Approach, subject to ongoing qualification. We are required to comply with Advanced Approach reporting and public disclosures commencing on June 30, 2014. This means, among other things, for purposes of determining whether we meet minimum risk-based capital requirements, starting with the second quarter of 2014, our common equity Tier 1, Tier 1, and total capital ratios are determined using the higher of the risk-weighted assets as calculated under the general risk-based capital rules (which use Basel I-based risk weighting for 2014 and the Final Capital Rules’ new Standardized Approach commencing on Jan. 1, 2015) and under the Advanced Approach.

BNY Mellon 5

Highlights of second quarter 2014 results

In the second quarter of 2014, BNY Mellon reported net income applicable to common shareholders of $554 million, or $0.48 per diluted common share. Excluding the after-tax impact of the previously disclosed charges related to investment management funds and severance of $161 million, or $0.14 per diluted common share, on a Non-GAAP basis, net income applicable to common shareholders totaled $715 million, or $0.62 per diluted common share, in the second quarter of 2014. In the second quarter of 2013, net income applicable to common shareholders was $831 million, or $0.71 per diluted common share. Excluding the after-tax gain of $109 million, or $0.09 per diluted common share, related to an equity investment and the after-tax recovery related to investment management funds of $21 million, or $0.02 per diluted common share, on a Non-GAAP basis, net income applicable to common shareholders totaled $701 million, or $0.60 per diluted common share, in the second quarter of 2013. Net income applicable to common shareholders was $661 million, or $0.57 per diluted common share, in the first quarter of 2014. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for the reconciliation of the Non-GAAP measures.

Highlights of the second quarter 2014 include:

•
AUC/A totaled $28.5 trillion at June 30, 2014 compared with $26.2 trillion at June 30, 2013. The increase of 9% primarily reflects higher market values. (See the “Investment Services business” beginning on page 23).

•
Assets under management (“AUM”), excluding securities lending cash management assets and assets managed in the Investment Services business, totaled a record $1.64 trillion at June 30, 2014 compared with $1.43 trillion at June 30, 2013. The increase of 15% resulted from higher market values, the impact of a weaker U.S. dollar and net new business. (See the “Investment Management business” beginning on page 20).

•
Investment services fees totaled $1.7 billion, a decrease of 1% compared with the second quarter of 2013. The decrease primarily reflects lower Depositary Receipts revenue driven by lower corporate actions, lower Corporate Trust revenue and higher money market fee waivers, partially offset by higher asset servicing and clearing services fees. (See the “Investment Services business” beginning on page 23).

•
Investment management and performance fees totaled $883 million, a 4% increase compared with the second quarter of 2013. The increase primarily reflects higher equity market values, the average impact of a weaker U.S. dollar and net new business, partially offset by higher money market fee waivers and lower performance fees. (See the “Investment Management business” beginning on page 20).

•
Foreign exchange and other trading revenue totaled $130 million in the second quarter of 2014 compared with $207 million in the second quarter of 2013. Foreign exchange revenue decreased 28% year-over-year primarily driven by lower volatility, partially offset by higher volumes. Other trading revenue decreased year-over-year reflecting lower derivatives trading revenue. (See “Fee and other revenue” beginning on page 7).

•
Investment and other income totaled $142 million in the second quarter of 2014 compared with $285 million in the second quarter of 2013. The decrease primarily reflects the gain related to an equity investment recorded in the second quarter of 2013, partially offset by higher other income and seed capital gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $719 million in the second quarter of 2014 compared with $757 million in the second quarter of 2013. The decrease primarily resulted from lower yields on investment securities, partially offset by higher average interest-earning assets driven by higher deposits. (See “Net interest revenue” beginning on page 11).

•
The net unrealized pre-tax gain on our total investment securities portfolio was $1.2 billion at June 30, 2014 compared with $676 million at March 31, 2014. The increase was primarily driven by the reduction in market interest rates. (See “Investment securities” beginning on page 32).

•
The provision for credit losses was a credit of $12 million in the second quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio. (See “Asset quality and allowance for credit losses” beginning on page 37).

•	Noninterest expense totaled $2.9 billion in the second quarter of 2014 compared with $2.8 billion in the second quarter of 2013. The

6 BNY Mellon

increase primarily reflects the charges related to investment management funds and severance, partially offset by lower staff and business development expenses. (See “Noninterest expense” beginning on page 14).

•	The provision for income taxes was $217 million (26.7% effective tax rate) in the second quarter of 2014. (See “Income taxes” on page 15).

•	At June 30, 2014, our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis,

was 10.3% compared with 11.1% at March 31, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach, and based on our interpretation of the Final Capital Rules, on a fully phased-in basis, was 10.0% at June 30, 2014, compared with 10.7% at March 31, 2014. (See “Capital” beginning on page 46).

•	In the second quarter of 2014, we repurchased 12.6 million common shares for a total cost of $431 million.

Fee and other revenue

Fee and other revenue								YTD14
				2Q14 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	2Q14	1Q14	2Q13	2Q13	1Q14	2014	2013	YTD13
Investment services fees:
Asset servicing (a)	$1,022	$1,009	$988	3%	1%	$2,031	$1,957	4%
Clearing services	326	325	321	2	—	651	625	4
Issuer services	231	229	294	(21)	1	460	531	(13)
Treasury services	141	136	139	1	4	277	280	(1)
Total investment services fees	1,720	1,699	1,742	(1)	1	3,419	3,393	1
Investment management and performance fees	883	843	848	4	5	1,726	1,670	3
Foreign exchange and other trading revenue	130	136	207	(37)	(4)	266	368	(28)
Distribution and servicing	43	43	45	(4)	—	86	94	(9)
Financing-related fees	44	38	44	—	16	82	85	(4)
Investment and other income (b)	142	102	285	N/M	N/M	244	373	N/M
Total fee revenue (b)	2,962	2,861	3,171	(7)	4	5,823	5,983	(3)
Net securities gains	18	22	32	N/M	N/M	40	80	N/M
Total fee and other revenue (b)	$2,980	$2,883	$3,203	(7)%	3%	$5,863	$6,063	(3)%

AUM at period end (in billions) (c)	$1,636	$1,620	$1,427	15%	1%	$1,636	$1,427	15%
AUC/A at period end (in trillions) (d)	$28.5	$27.9	$26.2	9%	2%	$28.5	$26.2	9%

(a)
Asset servicing fees include securities lending revenue of $46 million in the second quarter of 2014, $38 million in the first quarter of 2014, $50 million in the second quarter of 2013, $84 million in the first six months of 2014 and $89 million in the first six months of 2013.

(b)
Results for the second quarter of 2013 and the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(c)
Excludes securities lending cash management assets and assets managed in the Investment Services business. Also excludes assets under management related to Newton’s private client business that was sold in September 2013.

(d)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at June 30, 2014 and March 31, 2014 and $1.1 trillion at June 30, 2013.
N/M - Not meaningful.

Fee and other revenue

Fee and other revenue totaled $3.0 billion in the second quarter of 2014, a decrease of 7% year-over-year and an increase of 3% (unannualized) sequentially. The year-over-year decrease primarily reflects the gain related to an equity investment recorded in the second quarter of 2013, lower foreign exchange and other trading revenue and lower issuer services fees, partially offset by higher investment management and performance fees and higher asset servicing fees. The sequential increase primarily reflects higher investment management and performance fees, investment and other income and investment services fees.

Investment services fees

Investment services fees were impacted by the following compared with the second quarter of 2013 and the first quarter of 2014:

BNY Mellon 7

•
Asset servicing fees increased 3% year-over-year and 1% (unannualized) sequentially. The year-over-year increase primarily reflects higher market values, the average impact of a weaker U.S. dollar, net new business and organic growth, partially offset by lower securities lending revenue. The sequential increase primarily reflects seasonally higher securities lending revenue and higher market values.

•
Clearing services fees increased 2% year-over-year and were up slightly sequentially. The year-over-year increase was driven by higher mutual fund fees, partially offset by a decrease in daily average revenue trades (“DARTS”) and higher money market fee waivers. The sequential increase primarily reflects higher mutual fund, cash management and technology fees, primarily offset by lower clearance revenue driven by lower volumes.

•
Issuer services fees decreased 21% year-over-year and increased 1% (unannualized) sequentially. The year-over-year decrease reflects lower dividend fees, partially due to timing, and corporate actions in Depositary Receipts and lower customer reimbursements related to technology expenditures, higher money market fee waivers and the impact of continued net maturities of high margin securitizations in Corporate Trust. We continue to estimate that net maturities of high margin structured debt securitizations could reduce the Company’s total annual revenue by up to one-half of 1% if the structured debt markets do not recover.

•	Treasury services fees increased 1% year-over-year and 4% (unannualized) sequentially. Both increases reflect higher payment volumes. The sequential increase also reflects additional business days.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $883 million in the second quarter of 2014, an increase of 4% year-over-year and 5% (unannualized) sequentially. Both increases reflect higher equity market values and the average impact of a weaker U.S. dollar. The year-over-year increase also reflects net new business, partially offset by higher money market fee waivers and lower performance fees. The sequential increase also reflects lower money market fee waivers and higher performance fees. Excluding money market fee waivers, investment management and performance fees increased 5% year-over-year and 3% (unannualized) sequentially (Non-GAAP). Performance fees were $29 million in the second quarter of 2014 compared with $33 million in the second quarter of 2013 and $20 million in the first quarter of 2014.

Total AUM for the Investment Management business was a record $1.64 trillion at June 30, 2014, an increase of 15% year-over-year and 1% (unannualized) sequentially. Both increases resulted from higher market values. The year-over-year increase also reflects the impact of a weaker U.S. dollar and net new business. Net long-term outflows totaled $13 billion in the second quarter of 2014 primarily reflecting liability-driven and equity AUM, partially offset by inflows of index funds, while short-term outflows were $18 billion.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue				Year-to-date
(in millions)	2Q14	1Q14	2Q13	2014	2013
Foreign exchange	$129	$130	$179	$259	$328
Other trading revenue (loss):
Fixed income	(1)	1	12	—	20
Equity/other	2	5	16	7	20
Total other trading revenue	1	6	28	7	40
Total foreign exchange and other trading revenue	$130	$136	$207	$266	$368

Foreign exchange and other trading revenue totaled $130 million in the second quarter of 2014, $207 million in the second quarter of 2013 and $136 million in the first quarter of 2014. In the second quarter of 2014, foreign exchange revenue totaled $129 million, a decrease of 28% year-over-year and 1% (unannualized) sequentially. Both decreases primarily reflect lower volatility, partially offset by higher volumes. Other trading revenue totaled $1 million in the second quarter of 2014 compared with $28 million in the second quarter of 2013 and $6 million in the first quarter of 2014. The year-over-year decrease primarily reflects lower derivatives trading revenue. Sequentially, the decrease primarily

8 BNY Mellon

reflects lower fixed income trading revenue. Foreign exchange revenue and fixed income trading revenue are reported in the Investment Services business and the Other segment. Other trading revenue is primarily reported in the Other segment.

The foreign exchange trading engaged in by the Company generates revenues, which are influenced by the volume of client transactions and the spread realized on these transactions. Revenues are impacted by market pressures which continue to be increasingly competitive. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. A substantial majority of our foreign exchange trades are undertaken for our custody clients in transactions where BNY Mellon acts as principal, and not as an agent or broker. As a principal, we earn a profit, if any, based on our ability to risk manage the aggregate foreign currency positions that we buy and sell on a daily basis. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction program, or transactions with third-party foreign exchange providers. Negotiated trading generally refers to orders entered by the client or the client’s investment manager, with all decisions related to the transaction, usually on a transaction-specific basis, made by the client or its investment manager. Such transactions may be initiated by (i) contacting one of our sales desks to negotiate the rate for specific transactions, (ii) using electronic trading platforms, or (iii) electing other methods such as those pursuant to a benchmarking arrangement, in which pricing is determined by an objective market rate adjusted by a pre-negotiated spread. Our custody clients choose to use third-party foreign exchange providers other than BNY Mellon for a substantial majority of their U.S. dollar-equivalent volume foreign exchange transactions. The preponderance of the notional value of our trading volume with clients is in negotiated trading. Our standing instruction program, including a standing instruction program option called the Defined Spread Offering, which the Company introduced to clients in the first quarter of 2012, provides custody clients and their investment managers with an end-to-end solution that allows them to shift to BNY Mellon the cost, management and execution risk, often in small transactions or transactions in restricted and difficult to trade currencies. We incur substantial costs in supporting the global operational infrastructure required to administer the standing instruction program; on a per-transaction basis, the costs associated with the standing instruction program exceed the costs associated with negotiated trading. In response to competitive market pressures and client requests, we are continuing to develop standing instruction program products and services and making these new products and services available to our clients. In our historical standing instruction program, known as Session Range, we typically assigned a price derived from the daily pricing range for marketable-size foreign exchange transactions (generally more than $1 million) executed between global financial institutions, known as the “interbank range.” Using the interbank range for the given day, we typically priced client purchases of currencies at or near the high end of this range and client sales of currencies at or near the low end of this range. In the first quarter of 2014, we upgraded our Session Range program. The upgrades include pricing pursuant to pre-defined rules and enhanced post-trade reporting, with transactions priced once per day within the interbank range of the day, and subject to application of a price collar, with price being specific to session, pricing location and currency pair. A description of the pricing rules used in the upgraded Session Range program is set forth in the program’s disclosure documentation, which is available to clients and their investment managers. Separately, the standing instruction program Defined Spread Offering sets prices for transactions in each pricing cycle (several times a day in the case of developed market currencies) by adding a predetermined spread either to an objective market source for developed and certain emerging market currencies, or to a reference rate computed by BNY Mellon for other emerging market currencies. A description of the pricing rules is set forth in the Defined Spread Offering’s disclosure documentation, which is available to clients and their investment managers.

A shift by custody clients from the standing instruction program to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue.  We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced

BNY Mellon 9

customer service and higher volumes. For the quarter ended June 30, 2014, our total revenue for all types of foreign exchange trading transactions was $129 million, or approximately 3% of our total revenue and approximately 35% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program.

Distribution and servicing fees

Distribution and servicing fee revenue was $43 million in the second quarter of 2014, $45 million in the second quarter of 2013 and $43 million in the first quarter of 2014. The year-over-year decrease primarily reflects higher money market fee waivers.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $44 million in both the second quarter of 2014 and the second quarter of 2013 and $38 million in the first quarter of 2014.

Investment and other income

Investment and other income
				Year-to-date
(in millions)	2Q14	1Q14	2Q13	2014	2013
Corporate/bank-owned life insurance	$30	$30	$32	$60	$66
Lease residual gains	4	35	10	39	11
Expense reimbursements from joint venture	15	12	8	27	19
Seed capital gains	15	6	1	21	7
Asset-related gains (losses)	17	(1)	7	16	14
Equity investment revenue (loss)	17	(2)	200	15	213
Private equity gains (losses)	(2)	5	5	3	3
Transitional services agreements	—	—	4	—	9
Other income (a)	46	17	18	63	31
Total investment and other income (a)	$142	$102	$285	$244	$373

(a)
Results for the second quarter of 2013 and the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes insurance contracts,

revenue from lease residual gains, expense reimbursements from our CIBC Mellon joint venture, seed capital gains, asset-related gains and losses, gains and losses on equity investments, gains and losses on private equity investments, transitional services agreements, and other income and loss. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains (losses) include loan, real estate and other asset dispositions. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income decreased $143 million compared with the second quarter of 2013 and increased $40 million compared to the first quarter of 2014. The year-over-year decrease primarily reflects a gain related to an equity investment recorded in the second quarter of 2013, partially offset by higher other income and seed capital gains. The sequential increase primarily reflects higher other income, equity investment revenue and asset-related gains, partially offset by lower lease residual gains.

Year-to-date 2014 compared with year-to-date 2013

Fee and other revenue for the first six months of 2014 totaled $5.9 billion compared with $6.1 billion in the first six months of 2013. The decrease primarily reflects lower investment and other income, foreign exchange and other trading revenue, lower issuer services fees, and lower net securities gains, partially offset by higher asset servicing fees, investment management and performance fees, and clearing services fees.

The decrease in investment and other income primarily reflects a gain related to an equity investment recorded in the second quarter of 2013. The decrease in foreign exchange and other trading revenue primarily reflects lower volatility, partially offset by higher volumes. The decrease in issuer services fees primarily reflects the impact of continued net maturities of high margin securitizations in Corporate Trust and lower dividend fees in Depositary Receipts. The increase in asset servicing fees primarily reflects higher market values, net new business, the average impact of a weaker U.S. dollar and organic growth. The increase in investment management and performance fees

10 BNY Mellon

primarily reflects higher equity market values and the average impact of a weaker U.S. dollar, partially offset by higher money market fee waivers. The increase in clearing services fees reflects higher mutual fund fees.

Net interest revenue

Net interest revenue									YTD14
				2Q14 vs.			Year-to-date		vs.
(dollars in millions)	2Q14	1Q14	2Q13	2Q13		1Q14	2014	2013	YTD13
Net interest revenue (non-FTE)	$719	$728	$757	(5)%		(1)%	$1,447	$1,476	(2)%
Tax equivalent adjustment	17	16	14	21		6	33	28	18
Net interest revenue (FTE) – Non-GAAP	$736	$744	$771	(5)%		(1)%	$1,480	$1,504	(2)%
Average interest-earning assets	$300,758	$284,532	$268,481	12%		6%	$292,691	$267,124	10%
Net interest margin (FTE)	0.98%	1.05%	1.15%	(17)	bps	(7) bps	1.02%	1.13%	(11)	bps
bps - basis points.

Net interest revenue totaled $719 million in the second quarter of 2014, a decrease of $38 million compared with the second quarter of 2013 and $9 million sequentially. The year-over-year decrease in net interest revenue primarily resulted from lower yields on investment securities, partially offset by higher average interest-earning assets driven by higher deposits. The sequential decrease primarily reflects higher premium amortization on agency mortgage-backed securities.

The net interest margin (FTE) was 0.98% in the second quarter of 2014 compared with 1.15% in the second quarter of 2013 and 1.05% in the first quarter of 2014. Both decreases in the net interest margin (FTE) primarily reflect the factors mentioned above.

In the second half of 2014, we are planning to reduce our interbank placement assets and increase our securities portfolio inventory of high quality liquid assets. The anticipated revenue as a result of these tactical actions should mitigate the impact on our net interest revenue as a result of:

•	the European Central Bank’s reduction in their deposit rate to negative, and the resulting impact on lower reinvestment rates across the euro yield curve; as well as

•	prolonged low reinvestment rates in the U.S.

Year-to-date 2014 compared with year-to-date 2013

Net interest revenue totaled $1.4 billion in the first six months of 2014, a decrease of 2% compared with the first six months of 2013. The decrease in net interest revenue primarily resulted from lower yields on investment securities, partially offset by a change in the mix of interest-earnings assets and higher average interest-earning assets driven by higher deposits. The net interest margin (FTE) was 1.02% in the first six months of 2014, compared with 1.13% in the first six months of 2013. The decline in the net interest margin (FTE) primarily reflects the factors mentioned above.

BNY Mellon 11

Average balances and interest rates	Quarter ended
	June 30, 2014		March 31, 2014		June 30, 2013
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,424	0.74%	$41,617	0.71%	$42,772	0.64%
Interest-bearing deposits held at the Federal Reserve and other central banks	85,546	0.26	74,399	0.25	55,911	0.22
Federal funds sold and securities purchased under resale agreements	13,387	0.58	11,118	0.61	7,878	0.52
Margin loans	17,050	1.05	15,840	1.07	13,906	1.14
Non-margin loans:
Domestic offices	22,566	2.30	22,002	2.31	21,689	2.40
Foreign offices	13,833	1.34	13,805	1.26	12,318	1.32
Total non-margin loans	36,399	1.94	35,807	1.90	34,007	2.01
Securities:
U.S. Government obligations	17,462	1.63	17,213	1.61	19,887	1.62
U.S. Government agency obligations	43,167	1.67	42,710	1.87	47,631	1.80
State and political subdivisions – tax-exempt	6,473	2.58	6,691	2.50	6,377	2.26
Other securities	34,318	1.55	33,920	1.64	33,243	1.93
Trading securities	5,532	2.19	5,217	2.60	6,869	2.33
Total securities	106,952	1.71	105,751	1.83	114,007	1.86
Total interest-earning assets	$300,758	1.10%	$284,532	1.17%	$268,481	1.27%
Allowance for loan losses	(197)		(210)		(237)
Cash and due from banks	5,064		5,886		5,060
Other assets	52,182		53,430		52,627
Assets of consolidated investment management funds	11,405		11,354		11,524
Total assets	$369,212		$354,992		$337,455
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,177	0.12%	$5,660	0.13%	$5,746	0.27%
Savings	1,185	0.27	1,034	0.25	897	0.24
Demand deposits	2,406	0.14	3,673	0.08	2,437	0.09
Time deposits	42,824	0.04	41,544	0.04	41,706	0.04
Foreign offices	111,082	0.06	101,075	0.06	100,433	0.07
Total interest-bearing deposits	162,674	0.06	152,986	0.06	151,219	0.07
Federal funds purchased and securities sold under repurchase agreements	19,030	(0.05)	14,505	(0.13)	9,206	(0.28)
Trading liabilities	2,993	0.97	1,978	1.59	3,036	1.40
Other borrowed funds	1,272	0.47	1,035	0.51	1,385	0.20
Commercial paper	1,970	0.08	102	0.05	58	0.04
Payables to customers and broker-dealers	8,916	0.09	8,883	0.09	9,073	0.08
Long-term debt	20,361	1.16	20,420	1.09	19,002	0.94
Total interest-bearing liabilities	$217,216	0.17%	$199,909	0.17%	$192,979	0.16%
Total noninterest-bearing deposits	77,820		81,430		70,648
Other liabilities	24,854		24,608		26,779
Liabilities and obligations of consolidated investment management funds	10,180		10,128		10,242
Total liabilities	330,070		316,075		300,648
Temporary equity
Redeemable noncontrolling interests	225		246		189
Permanent equity
Total BNY Mellon shareholders’ equity	38,127		37,851		35,817
Noncontrolling interests	790		820		801
Total permanent equity	38,917		38,671		36,618
Total liabilities, temporary equity and permanent equity	$369,212		$354,992		$337,455
Net interest margin (FTE)		0.98%		1.05%		1.15%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Average balances and interest rates	Year-to-date
	June 30, 2014		June 30, 2013
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$41,520	0.73%	$41,874	0.67%
Interest-bearing deposits held at the Federal Reserve and other central banks	80,004	0.25	59,555	0.21
Federal funds sold and securities purchased under resale agreements	12,259	0.59	7,679	0.53
Margin loans	16,448	1.06	13,627	1.15
Non-margin loans:
Domestic offices	22,286	2.31	21,524	2.39
Foreign offices	13,819	1.30	11,949	1.34
Total non-margin loans	36,105	1.92	33,473	2.02
Securities:
U.S. government obligations	17,339	1.62	19,353	1.57
U.S. government agency obligations	42,940	1.77	45,028	1.82
State and political subdivisions – tax-exempt	6,581	2.54	6,286	2.32
Other securities	34,120	1.60	33,873	1.98
Trading securities	5,375	2.39	6,376	2.36
Total securities	106,355	1.77	110,916	1.88
Total interest-earning assets	$292,691	1.14%	$267,124	1.26%
Allowance for loan losses	(204)		(250)
Cash and due from banks	5,473		4,798
Other assets	52,800		52,383
Assets of consolidated investment management funds	11,380		11,514
Total assets	$362,140		$335,569
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,417	0.12%	$5,731	0.26%
Savings	1,110	0.26	859	0.26
Demand deposits	3,036	0.10	2,748	0.08
Time deposits	42,187	0.04	40,406	0.05
Foreign offices	106,106	0.06	99,740	0.08
Total interest-bearing deposits	157,856	0.06	149,484	0.08
Federal funds purchased and securities sold under repurchase agreements	16,780	(0.08)	9,197	(0.20)
Trading liabilities	2,489	1.22	2,795	1.38
Other borrowed funds	1,154	0.49	1,269	0.51
Commercial paper	1,041	0.08	151	0.08
Payables to customers and broker-dealers	8,900	0.09	9,046	0.08
Long-term debt	20,391	1.13	18,940	1.06
Total interest-bearing liabilities	$208,611	0.17%	$190,882	0.19%
Total noninterest-bearing deposits	79,615		70,493
Other liabilities	24,730		27,095
Liabilities and obligations of consolidated investment management funds	10,154		10,214
Total liabilities	323,110		298,684
Temporary equity
Redeemable noncontrolling interests	236		182
Permanent equity
Total BNY Mellon shareholders’ equity	37,990		35,891
Noncontrolling interests	804		812
Total permanent equity	38,794		36,703
Total liabilities, temporary equity and permanent equity	$362,140		$335,569
Net interest margin (FTE)		1.02%		1.13%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 13

Noninterest expense

Noninterest expense								YTD14
				2Q14 vs.		Year-to-date		vs.
(dollars in millions)	2Q14	1Q14	2Q13	2Q13	1Q14	2014	2013	YTD13
Staff:
Compensation	$903	$925	$891	1%	(2)%	$1,828	$1,776	3%
Incentives	313	359	364	(14)	(13)	672	702	(4)
Employee benefits	223	227	254	(12)	(2)	450	503	(11)
Total staff	1,439	1,511	1,509	(5)	(5)	2,950	2,981	(1)
Professional, legal and other purchased services	314	312	317	(1)	1	626	612	2
Software	154	152	157	(2)	1	306	297	3
Net occupancy	152	154	159	(4)	(1)	306	322	(5)
Distribution and servicing	112	107	111	1	5	219	217	1
Furniture and equipment	82	85	81	1	(4)	167	169	(1)
Sub-custodian	81	68	77	5	19	149	141	6
Business development	68	64	90	(24)	6	132	158	(16)
Other	347	223	215	61	56	570	522	9
Amortization of intangible assets	75	75	93	(19)	—	150	179	(16)
M&I, litigation and restructuring charges	122	(12)	13	N/M	N/M	110	52	N/M
Total noninterest expense - GAAP	$2,946	$2,739	$2,822	4%	8%	$5,685	$5,650	1%

Total staff expense as a percentage of total revenue (a)	38%	41%	37%			40%	39%
Full-time employees at period end	51,100	51,400	49,800	3%	(1)%	51,100	49,800	3%

Memo:
Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives - Non-GAAP	$2,640	$2,681	$2,743	(4)%	(2)%	$5,321	$5,407	(2)%

(a)
Results for the second quarter of 2013 and the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

N/M - Not meaningful.

Total noninterest expense was $2.9 billion in the second quarter of 2014, an increase of 4% year-over-year or 8% (unannualized) sequentially. In the second quarter of 2014, BNY Mellon recorded a charge of $109 million, net of incentives, in connection with administrative errors related to certain investment management funds and a restructuring charge of $120 million. Excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives (Non-GAAP), noninterest expense decreased 4% year-over-year and 2% (unannualized) sequentially. Both decreases were primarily driven by a 5% reduction in staff expense despite the impact of regulatory, risk and control-related expenses. The year-over-year decrease also benefited from lower business development expenses.

We continue to invest in our compliance, risk and other control functions in light of increasing regulatory requirements. While our expenses remain high in those areas as a result of the need to hire additional staff and advisors and to enhance our technology platforms, we expect the rate of related expense growth to begin to slow as new rules are implemented.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in the second quarter of 2014, 55% in the second quarter of 2013 and 56% in the first quarter of 2014, excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives.

Staff expense was $1.4 billion in the second quarter of 2014, a decrease of 5% compared with the second

14 BNY Mellon

quarter of 2013 and a decrease of 5% (unannualized) compared with the first quarter of 2014. Both decreases primarily reflect lower incentives and pension expenses.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges, and the charge (recovery) related to investment management funds, net of incentives, totaled $1.2 billion on a non-GAAP basis in the second quarter of 2014, a decrease of 5% compared with the second quarter of 2013 and an increase of 1% (unannualized) compared with the first quarter of 2014. The year-over-year decrease primarily reflects lower business development expense. The sequential increase was primarily driven by higher volume-related expenses.

The financial services industry has seen a continuing increase in the level of litigation and enforcement activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels. For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

In the second quarter of 2014, we recorded a pre-tax restructuring charge of $120 million, primarily reflecting severance expense related to streamlining actions. For additional information on restructuring charges, see Note 10 of the Notes to Consolidated Financial Statements.

Year-to-date 2014 compared with year-to-date 2013

Noninterest expense totaled $5.7 billion in the first six months of 2014, an increase of $35 million, or 1%, compared with the first six months of 2013. The increase primarily reflects the restructuring charge and the charge related to investment management funds, net of incentives discussed above, partially offset by lower litigation and incentive expenses, the cost of generating certain tax credits, and pension and business development expenses.

Income taxes

The provision for income taxes was $217 million in the second quarter of 2014, $339 million in the second quarter of 2013 and $232 million in the first quarter of 2014. The effective tax rate was 26.7% in the second quarter of 2014, 27.7% in the second quarter of 2013 and 25.1% in the first quarter of 2014.

In the first quarter of 2014, BNY Mellon adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force”. See Note 2 of the Notes to Consolidated Financial Statements for the impact of the retrospective application of this new accounting guidance.

We expect the effective tax rate to be approximately 27% in the third quarter of 2014.

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

Business results are subject to reclassification whenever organizational changes are made or when improvements are made in the measurement principles. During the second quarter of 2014, minor reclassifications were made to our business results. All prior periods have been restated.

Results for the three and six months ended June 30, 2013 have been restated to reflect the impact of the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

BNY Mellon 15

Restructuring charges recorded in the second quarter of 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

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

The following table presents key market metrics at period end and on an average basis.

Key market metrics										YTD14 vs. YTD13
						2Q14 vs.		Year-to-date
	2Q13	3Q13	4Q13	1Q14	2Q14	2Q13	1Q14	2014	2013
S&P 500 Index (a)	1606	1682	1848	1872	1960	22%	5%	1960	1606	22%
S&P 500 Index – daily average	1609	1675	1769	1835	1900	18	4	1868	1562	20
FTSE 100 Index (a)	6215	6462	6749	6598	6744	9	2	6744	6215	9
FTSE 100 Index – daily average	6438	6530	6612	6680	6764	5	1	6722	6365	6
MSCI World Index (a)	1434	1544	1661	1674	1743	22	4	1743	1434	22
MSCI World Index – daily average	1463	1511	1602	1647	1698	16	3	1673	1434	17
Barclays Capital Global Aggregate BondSM Index (a)(b)	343	356	354	365	376	10	3	376	343	10
NYSE and NASDAQ share volume (in billions)	186	166	179	196	187	1	(5)	383	360	6
JPMorgan G7 Volatility Index – daily average (c)	9.84	9.72	8.20	7.80	6.22	(37)	(20)	7.01	9.43	(26)
Average Fed Funds effective rate	0.12%	0.09%	0.09%	0.07%	0.09%	(3) bps	2 bps	0.08%	0.13%	(5) bps

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps – basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2014, using the Standard & Poor’s (“S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04. If however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

16 BNY Mellon

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$970	(a)	$1,920	$119	$3,009	(a)
Net interest revenue	66		593	60	719
Total revenue	1,036	(a)	2,513	179	3,728	(a)
Provision for credit losses	—		—	(12)	(12)
Noninterest expense	865		1,868	213	2,946
Income (loss) before taxes	$171	(a)	$645	$(22)	$794	(a)
Pre-tax operating margin (b)	16%		26%	N/M	21%
Average assets	$37,750		$264,221	$67,241	$369,212
Excluding amortization of intangible assets:
Noninterest expense	$834		$1,824	$213	$2,871
Income (loss) before taxes	202	(a)	689	(22)	869	(a)
Pre-tax operating margin (b)	19%		27%	N/M	23%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $46 million, net of noncontrolling interests of $17 million, for a net impact of $29 million. Income (loss) before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$900	(a)	$1,887	$112	$2,899	(a)
Net interest revenue	70		590	68	728
Total revenue	970	(a)	2,477	180	3,627	(a)
Provision for credit losses	—		—	(18)	(18)
Noninterest expense	724		1,822	193	2,739
Income before taxes	$246	(a)	$655	$5	$906	(a)
Pre-tax operating margin (b)	25%		26%	N/M	25%
Average assets	$39,463		$258,470	$57,059	$354,992
Excluding amortization of intangible assets:
Noninterest expense	$693		$1,778	$193	$2,664
Income before taxes	277	(a)	699	5	981	(a)
Pre-tax operating margin (b)	29%		28%	N/M	27%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $20 million, for a net impact of $16 million. Income before taxes is net of noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$912	(b)	$1,970	$347	$3,229	(b)
Net interest revenue	63		633	61	757
Total revenue (a)	975	(b)	2,603	408	3,986	(b)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	704		1,879	239	2,822
Income before taxes (a)	$271	(b)	$724	$188	$1,183	(b)
Pre-tax operating margin (a) (c)	28%		28%	N/M	30%
Average assets	$37,953		$244,802	$54,700	$337,455
Excluding amortization of intangible assets:
Noninterest expense	$665		$1,825	$239	$2,729
Income before taxes (a)	310	(b)	778	188	1,276	(b)
Pre-tax operating margin (a) (c)	32%		30%	N/M	32%

(a)
Other segment and consolidated results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes is net of noncontrolling interests of $39 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,870	(a)	$3,807	$231	$5,908	(a)
Net interest revenue	136		1,183	128	1,447
Total revenue	2,006	(a)	4,990	359	7,355	(a)
Provision for credit losses	—		—	(30)	(30)
Noninterest expense	1,589		3,690	406	5,685
Income (loss) before taxes	$417	(a)	$1,300	$(17)	$1,700	(a)
Pre-tax operating margin (b)	21%		26%	N/M	23%
Average assets	$38,602		$261,362	$62,176	$362,140
Excluding amortization of intangible assets:
Noninterest expense	$1,527		$3,602	$406	$5,535
Income (loss) before taxes	479	(a)	1,388	(17)	1,850	(a)
Pre-tax operating margin (b)	24%		28%	N/M	25%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $82 million, net of noncontrolling interests of $37 million, for a net impact of $45 million. Income (loss) before taxes is net of noncontrolling interests of $37 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

18 BNY Mellon

For the six months ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$1,793	(b)	$3,831	$499	$6,123	(b)
Net interest revenue	125		1,286	65	1,476
Total revenue (a)	1,918	(b)	5,117	564	7,599	(b)
Provision for credit losses	—		1	(44)	(43)
Noninterest expense	1,441		3,722	487	5,650
Income before taxes (a)	$477	(b)	$1,394	$121	$1,992	(b)
Pre-tax operating margin (a) (c)	25%		27%	N/M	26%
Average assets	$38,346		$242,507	$54,716	$335,569
Excluding amortization of intangible assets:
Noninterest expense	$1,363		$3,621	$487	$5,471
Income before taxes (a)	555	(b)	1,495	121	2,171	(b)
Pre-tax operating margin (a) (c)	29%		29%	N/M	29%

(a)
Other segment and consolidated results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $115 million, net of noncontrolling interests of $55 million, for a net impact of $60 million. Income before taxes is net of noncontrolling interests of $55 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 19

Investment Management business

										YTD14
(dollar amounts in millions)						2Q14 vs.		Year-to-date		vs.
	2Q13	3Q13	4Q13	1Q14	2Q14	2Q13	1Q14	2014	2013	YTD13
Revenue:
Investment management fees:
Mutual funds	$299	$293	$303	$299	$311	4%	4%	$610	$598	2%
Institutional clients	366	367	385	372	385	5	3	757	726	4
Wealth management	146	145	149	153	156	7	2	309	289	7
Investment management fees	811	805	837	824	852	5	3	1,676	1,613	4
Performance fees	33	10	72	20	29	(12)	N/M	49	48	2
Investment management and performance fees	844	815	909	844	881	4	4	1,725	1,661	4
Distribution and servicing	44	41	41	40	41	(7)	3	81	90	(10)
Other (a)	24	26	43	16	48	N/M	N/M	64	42	52
Total fee and other revenue (a)	912	882	993	900	970	6	8	1,870	1,793	4
Net interest revenue	63	67	68	70	66	5	(6)	136	125	9
Total revenue	975	949	1,061	970	1,036	6	7	2,006	1,918	5
Noninterest expense (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	692	689	760	698	725	5	4	1,423	1,351	5
Income before taxes (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	283	260	301	272	311	10	14	583	567	3
Amortization of intangible assets	39	35	35	31	31	(21)	—	62	78	(21)
Charge (recovery) related to investment management funds, net of incentives	(27)	—	—	(5)	109	N/M	N/M	104	12	N/M
Income before taxes	$271	$225	$266	$246	$171	(37)%	(30)%	$417	$477	(13)%

Pre-tax operating margin	28%	24%	25%	25%	16%			21%	25%
Adjusted pre-tax operating margin (a)	34%	33%	34%	34%	36%			35%	35%

Wealth management:
Average loans	$9,253	$9,453	$9,755	$10,075	$10,372	12%	3%	$10,224	$9,113	12%
Average deposits	$13,306	$13,898	$14,161	$14,805	$13,458	1%	(9)%	$14,128	$13,475	5%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. Adjusted pre-tax operating margin includes the pro forma impact of money market fee waivers, is net of distribution and servicing expense and excludes amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for the reconciliation of Non-GAAP measures.

N/M - Not meaningful.

20 BNY Mellon

AUM trends (a)						2Q14 vs.
(dollar amounts in billions)	2Q13	3Q13	4Q13	1Q14	2Q14	2Q13	1Q14
AUM at period end, by product type:
Equity	$242	$266	$276	$277	$282	17%	2%
Fixed income	218	215	220	224	224	3	—
Index	280	303	323	328	353	26	8
Liability-driven investments (b)	347	394	403	436	436	26	—
Alternative investments	63	62	62	63	66	5	5
Cash	277	292	299	292	275	(1)	(6)
Total AUM	$1,427	$1,532	$1,583	$1,620	$1,636	15%	1%

AUM at period end, by client type:
Institutional	$968	$1,041	$1,072	$1,118	$1,109	15%	(1)%
Mutual funds	378	407	425	415	440	16	6
Private client	81	84	86	87	87	7	—
Total AUM	$1,427	$1,532	$1,583	$1,620	$1,636	15%	1%

Changes in AUM:
Beginning balance of AUM	$1,423	$1,427	$1,532	$1,583	$1,620
Net inflows (outflows):
Long-term:
Equity	1	3	(5)	(1)	(4)
Fixed income	2	(1)	5	—	(1)
Index	8	2	(3)	—	7
Liability-driven investments (b)	11	27	4	20	(17)
Alternative investments	(1)	1	1	2	2
Total long-term inflows (outflows)	21	32	2	21	(13)
Short term:
Cash	(1)	13	6	(7)	(18)
Total net inflows (outflows)	20	45	8	14	(31)
Net market/currency impact	(16)	60	43	23	47
Ending balance of AUM	$1,427	$1,532	$1,583	$1,620	$1,636	15%	1%

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

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.64 trillion at June 30, 2014 compared with $1.43 trillion at June 30, 2013 and $1.62 trillion at March 31, 2014. Both increases primarily resulted from higher market values. The year-over-year increase also reflects the impact of a weaker U.S. dollar and net new business. Net long-term outflows were $13 billion in the second quarter of 2014 reflecting liability-driven and equity AUM, partially offset by inflows of index funds. The outflow of liability-driven investment reflects one customer that in-sourced its business. Short-term outflows were $18 billion in the second quarter of 2014.

Total revenue was $1.04 billion, an increase of 6% compared with the second quarter of 2013 and an increase of 7% (unannualized) compared with the first quarter of 2014. Both increases primarily reflect higher equity market values, higher seed capital gains and the average impact of a weaker U.S. dollar. The year-over-year increase was partially offset by higher money market fee waivers and lower performance fees. The sequential increase was also driven by lower money market fee waivers and higher performance fees. Excluding money market fee waivers, total revenue increased 7% year-over-year and 6% (unannualized) sequentially. Revenue generated in the Investment Management business included 45% from non-U.S. sources in the second

BNY Mellon 21

quarter of 2014 compared with 46% in the second quarter of 2013 and 45% in the first quarter of 2014.

Investment management fees in the Investment Management business were $852 million in the second quarter of 2014 compared with $811 million in the second quarter of 2013 and $824 million in the first quarter of 2014. Both increases primarily reflect higher equity market values and the average impact of a weaker U.S. dollar. The year-over-year increase also reflects net new business, partially offset by higher money market fee waivers. The sequential increase was also driven by lower money market fee waivers.

In the second quarter of 2014, 37% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $311 million in the second quarter of 2014 compared with $299 million in both the second quarter of 2013 and the first quarter of 2014. Both increases primarily reflect higher equity market values.

Performance fees were $29 million in the second quarter of 2014 compared with $33 million in the second quarter of 2013 and $20 million in the first quarter of 2014. The sequential increase was due to seasonality.

Distribution and servicing fees were $41 million in the second quarter of 2014 compared with $44 million in the second quarter of 2013 and $40 million in the first quarter of 2014. The year-over-year decrease primarily reflects higher money market fee waivers.

Other fee revenue was $48 million in the second quarter of 2014 compared with $24 million in the second quarter of 2013 and $16 million in the first quarter of 2014. Both increases primarily reflect higher seed capital gains.

Net interest revenue was $66 million in the second quarter of 2014 compared with $63 million in the second quarter of 2013 and $70 million in the first quarter of 2014. The year-over-year increase primarily reflects higher average loans, while the sequential decrease primarily resulted from lower average deposits. Average loans increased 12% year-over-year and 3% sequentially, while average deposits increased 1% year-over-year and decreased 9% sequentially.

Noninterest expense excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, was $725 million in the second quarter of 2014 compared with $692 million in the second quarter of 2013 and $698 million in the first quarter of 2014. Both increases primarily reflect the average impact of a weaker U.S. dollar and higher staff and marketing expenses resulting from investments in strategic initiatives.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes totaled $417 million in the first six months of 2014 compared with $477 million in the first six months of 2013. Income before taxes excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, was $583 million in the first six months of 2014 compared with $567 million in the first six months of 2013. Fee and other revenue increased $77 million compared with the first six months of 2013, primarily due to higher equity market values, the average impact of a weaker U.S. dollar, and higher seed capital gains, partially offset by higher money market fee waivers. Net interest revenue increased $11 million compared to the first six months of 2013, primarily due to higher average loans and deposits. Noninterest expense excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, increased $72 million compared to the first six months of 2013, primarily reflecting the average impact of a weaker U.S. dollar, higher marketing expenses resulting from investments in strategic initiatives and higher staff expense.

22 BNY Mellon

Investment Services business

										YTD14
(dollar amounts in millions, unless otherwise noted)						2Q14 vs.		Year-to-date		vs.
	2Q13	3Q13	4Q13	1Q14	2Q14	2Q13	1Q14	2014	2013	YTD13
Revenue:
Investment services fees:
Asset servicing	$961	$939	$957	$985	$993	3%	1%	$1,978	$1,904	4%
Clearing services	320	314	322	323	324	1	—	647	622	4
Issuer services	294	321	236	228	231	(21)	1	459	530	(13)
Treasury services	135	135	137	134	140	4	4	274	272	1
Total investment services fees	1,710	1,709	1,652	1,670	1,688	(1)	1	3,358	3,328	1
Foreign exchange and other trading revenue	193	177	150	158	145	(25)	(8)	303	366	(17)
Other (a)	67	63	58	59	87	30	47	146	137	7
Total fee and other revenue (a)	1,970	1,949	1,860	1,887	1,920	(3)	2	3,807	3,831	(1)
Net interest revenue	633	619	610	590	593	(6)	1	1,183	1,286	(8)
Total revenue	2,603	2,568	2,470	2,477	2,513	(3)	1	4,990	5,117	(2)
Provision for credit losses	—	—	—	—	—	N/M	N/M	—	1	N/M
Noninterest expense (ex. amortization of intangible assets)	1,825	1,765	1,822	1,778	1,824	—	3	3,602	3,621	(1)
Income before taxes (ex. amortization of intangible assets)	778	803	648	699	689	(11)	(1)	1,388	1,495	(7)
Amortization of intangible assets	54	46	47	44	44	(19)	—	88	101	(13)
Income before taxes	$724	$757	$601	$655	$645	(11)%	(2)%	$1,300	$1,394	(7)%

Pre-tax operating margin	28%	29%	24%	26%	26%			26%	27%
Pre-tax operating margin (ex. amortization of intangible assets)	30%	31%	26%	28%	27%			28%	29%

Investment services fees as a percentage of noninterest expense (b)	94%	97%	90%	93%	93%			93%	93%

Securities lending revenue	$39	$26	$21	$30	$35	(10)%	17%	$65	$70	(7)%

Metrics:
Average loans	$27,814	$27,865	$31,211	$31,468	$33,115	19%	5%	$32,296	$27,258	18%
Average deposits	$204,499	$206,068	$216,216	$214,947	$220,701	8%	3%	$217,840	$202,372	8%

AUC/A at period end (in trillions) (c)	$26.2	$27.4	$27.6	$27.9	$28.5	9%	2%
Market value of securities on loan at period end (in billions) (d)	$255	$255	$235	$264	$280	10%	6%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$201	$110	$123	$161	$130
Depositary Receipts:
Number of sponsored programs	1,349	1,350	1,335	1,332	1,316	(2)%	(1)%
Clearing services:
Global DARTS volume (in thousands)	217	212	213	230	207	(5)%	(10)%
Average active clearing accounts (U.S. platform) (in thousands)	5,591	5,622	5,643	5,695	5,752	3%	1%
Average long-term mutual fund assets (U.S. platform)	$371,196	$377,131	$401,434	$413,658	$433,047	17%	5%
Average investor margin loans (U.S. platform)	$8,235	$8,845	$8,848	$8,919	$9,236	12%	4%
Broker-Dealer:
Average tri-party repo balances (in billions)	$2,037	$1,952	$2,005	$1,983	$2,022	(1)%	2%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at June 30, 2013 and $1.2 trillion at Sept. 30, 2013, Dec. 31, 2013, March 31, 2014 and June 30, 2014.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $62 billion at Dec. 31, 2013, $66 billion at March 31, 2014 and $64 billion at June 30, 2014.

N/M - Not meaningful.

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

We are one of the leading global securities servicing providers with $28.5 trillion of AUC/A at June 30, 2014. We are the largest custodian for U.S. corporate and public pension plans and we service 40% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving demand for new products and services among clients.

BNY Mellon is a leader in both global securities and U.S. Government securities clearance. We settle securities transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 18 of the 22 primary dealers. We are a leader in servicing tri-party repo collateral with approximately $2 trillion globally. We currently service approximately $1.4 trillion of the $1.6 trillion tri-party repo market in the U.S.

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

24 BNY Mellon

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

We serve as depositary for 1,316 sponsored American and global depositary receipt programs at June 30, 2014, acting in partnership with leading companies from 66 countries - an estimated 60% global market share.

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

BNY Mellon also has been named as a defendant in legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including to investigate and pursue claims against other parties to the MBS transaction. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

Corporate Trust update

The Company has evaluated the possibility of selling the Corporate Trust business, and has concluded that retaining the business would maximize its value to our Company and shareholders. While the business has been impacted in the near-term by the macro environment, Corporate Trust remains a global market leader, continues to win new business and is well positioned to benefit from an increase in short-term interest rates.

Review of financial results

AUC/A at June 30, 2014 were $28.5 trillion, an increase of 9% from $26.2 trillion at June 30, 2013, and 2% from $27.9 trillion at March 31, 2014. Both

BNY Mellon 25

increases were primarily driven by higher market values. The sequential increase also reflects net new business. AUC/A were comprised of 36% equity securities and 64% fixed income securities at June 30, 2014 compared with 34% equity securities and 66% fixed income securities at June 30, 2013.

Revenue generated in the Investment Services business included 37% from non-U.S. sources in the second quarter of 2014 compared with 36% in the second quarter of 2013 and 35% in the first quarter of 2014.

Investment services fees decreased $22 million, or 1%, in the second quarter of 2014 compared with the second quarter of 2013 and increased $18 million or 1% (unannualized), compared with the first quarter of 2014 reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and global collateral services) were $993 million in the second quarter of 2014 compared with $961 million in the second quarter of 2013 and $985 million in the first quarter of 2014. The year-over-year increase primarily reflects higher market values, the impact of a weaker U.S. dollar, net new business and organic growth, partially offset by lower securities lending revenue. The sequential increase primarily reflects seasonally higher securities lending revenue and higher market values.

•
Clearing services fees were $324 million in the second quarter of 2014 compared with $320 million in the second quarter of 2013 and $323 million in the first quarter of 2014. The year-over-year increase was driven by higher mutual fund fees, partially offset by a decrease in DARTS and higher money market fee waivers. Sequentially, the increase primarily reflects higher mutual fund, cash management and technology fees, primarily offset by lower clearance revenue driven by lower volumes.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $231 million in the second quarter of 2014, compared with $294 million in the second quarter of 2013 and $228 million in the first quarter of 2014. The year-over-year decrease reflects lower dividend fees, partially due to timing, and corporate actions in Depositary Receipts and lower customer reimbursements related to technology expenditures, higher money market fee waivers and the impact of continued net maturities of high margin securitizations in Corporate Trust.

•
Treasury services fees were $140 million in the second quarter of 2014 compared with $135 million in the second quarter of 2013 and $134 million in the first quarter of 2014. Both increases primarily reflect higher payment volumes. The sequential increase also reflects additional business days.

Foreign exchange and other trading revenue totaled $145 million in the second quarter of 2014, compared with $193 million in the second quarter of 2013 and $158 million in the first quarter of 2014. Both decreases primarily reflect lower volatility, partially offset by higher volumes.

Net interest revenue was $593 million in the second quarter of 2014 compared with $633 million in the second quarter of 2013 and $590 million in the first quarter of 2014. The year-over-year decrease primarily reflects lower yields, partially offset by higher average deposits. The sequential increase primarily reflects additional days in the second quarter of 2014 and higher average deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.82 billion in the second quarter of 2014, compared with $1.83 billion in the second quarter of 2013 and $1.78 billion in the first quarter of 2014. Year-over-year expenses decreased slightly reflecting our continued focus on expense control. The sequential increase was primarily driven by higher sub-custodian, litigation and professional, legal and other purchased services expenses.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes totaled $1.3 billion in the first six months of 2014 compared with $1.4 billion in the first six months of 2013. Excluding intangible amortization, income before taxes decreased $107 million. Fee and other revenue decreased $24 million reflecting lower issuer services fees and foreign exchange and other trading revenue primarily driven by lower volatility, partially offset by higher asset servicing fees, driven by net new business and higher market values, and higher mutual fund fees. The $103 million decrease in net interest revenue primarily reflects lower yields, partially offset by higher average deposits and loans. Noninterest expense (excluding intangible amortization)

26 BNY Mellon

decreased $19 million primarily due to lower litigation expense, partially offset by higher professional, legal and other purchased services expense.

Other segment

						Year-to-date
(dollars in millions)	2Q13	3Q13	4Q13	1Q14	2Q14	2014	2013
Revenue:
Fee and other revenue	$347	$172	$(20)	$112	$119	$231	$499
Net interest revenue	61	86	83	68	60	128	65
Total revenue	408	258	63	180	179	359	564
Provision for credit losses	(19)	2	6	(18)	(12)	(30)	(44)
Noninterest expense (ex. M&I and restructuring charges)	236	230	200	193	93	286	479
Income (loss) before taxes (ex. M&I and restructuring charges)	191	26	(143)	5	98	103	129
M&I and restructuring charges	3	14	13	—	120	120	8
Income (loss) before taxes	$188	$12	$(156)	$5	$(22)	$(17)	$121
Average loans and leases	$10,846	$10,938	$9,802	$10,104	$9,962	$10,033	$10,729

See page 28 of our 2013 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue decreased $228 million compared with the second quarter of 2013 and increased $7 million compared with the first quarter of 2014. The year-over-year decrease primarily resulted from a gain related to an equity investment recorded in the second quarter of 2013. The sequential increase primarily reflects higher other income and equity investment revenue, partially offset by lower lease residual gains.

Net interest revenue decreased $1 million compared with the second quarter of 2013 and $8 million compared with the first quarter of 2014. The sequential decrease primarily reflects lower average loans and leases.

The provision for credit losses was a credit of $12 million in the second quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio.

Noninterest expense excluding M&I and restructuring charges decreased $143 million compared with the second quarter of 2013 and $100 million compared with the first quarter of 2014. The year-over-year decrease reflects declines in several categories, the largest of which are lower staff and business development expenses. The sequential decrease primarily reflects lower staff expense resulting from the acceleration of the vesting of long-term stock awards for retirement-eligible employees in the first quarter of 2014.

M&I and restructuring charges recorded in the second quarter of 2014 primarily reflect severance expense related to streamlining actions.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes in the Other segment was a loss of $17 million in the first six months of 2014 compared with pre-tax income of $121 million in the first six months of 2013. Total revenue decreased $205 million primarily resulting from a gain related to an equity investment recorded in the second quarter of 2013, lower securities gain and trading revenue, partially offset by the impact on net interest revenue from changes in the internal credit rates to the businesses for deposits. The provision for credit losses was a credit of $30 million in the first six months of 2014 compared with a credit of $44 million in the first six months of 2013 driven by the continued improvement in the credit quality of the loan portfolio. Noninterest expenses excluding M&I and restructuring charges decreased $193 million, primarily reflecting lower staff expense, cost of generating certain tax credits, business development and net occupancy expenses and the sale of Newton’s private client business.

BNY Mellon 27

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

Consolidated balance sheet review

At June 30, 2014, total assets were $401 billion compared with $375 billion at Dec. 31, 2013. Total assets averaged $369 billion in the second quarter of 2014 compared with $337 billion in the second quarter of 2013 and $355 billion in the first quarter of 2014. Fluctuations in the period-end and average total assets were primarily driven by the level of client deposits. Deposits totaled $282 billion at June 30, 2014, and $261 billion at Dec. 31, 2013. Total deposits averaged $240 billion in the second quarter of 2014, $222 billion in the second quarter of 2013 and $234 billion in the first quarter of 2014. At June 30, 2014, total interest-bearing deposits were 52% of total interest-earning assets compared with 54% at Dec. 31, 2013.

At June 30, 2014, we had $57 billion of liquid funds and $111 billion of cash (including $106 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $168 billion of available funds. This compares with available funds of $155 billion at Dec. 31, 2013. The increase in available funds resulted from an increase in the level of client deposits. Total available funds as a percentage of total assets was 42% at June 30, 2014 compared with

41% at Dec. 31, 2013. Of the $57 billion in liquid funds held at June 30, 2014, $41 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 48 days. Of the $41 billion, $8 billion was placed with banks in the Eurozone.

Investment securities were $105 billion, or 26% of total assets, at June 30, 2014, compared with $99 billion, or 26% of total assets, at Dec. 31, 2013. The increase reflects a higher level of investments in sovereign debt/sovereign guaranteed, U.S. Treasury securities and agency RMBS.

Loans were $59 billion, or 15% of total assets, at June 30, 2014, compared with $52 billion, or 14% of total assets, at Dec. 31, 2013. The increase in total exposure primarily reflects higher overdrafts and margin loans resulting from an increase in our term loan program.

Long-term debt totaled $20.3 billion at June 30, 2014 and $19.9 billion at Dec. 31, 2013. In the first six months of 2014, the Parent issued $2.7 billion of senior debt, partially offset by maturities of $2.3 billion.

Total The Bank of New York Mellon Corporation shareholders’ equity at June 30, 2014 increased to $38.3 billion from $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention, an increase in the value of our investment securities portfolio, an increase in foreign currency translation adjustments and approximately $320 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases.

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

28 BNY Mellon

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

Recent events in Russia and Ukraine significantly increased geopolitical tensions in Central and Eastern Europe. In addition to the exposures in the following table, we provide investments services, including acting as a depositary receipt bank, for companies in Russia. To date, our Russian-related businesses have not been materially impacted by the ongoing tensions or sanctions. Future developments including additional sanctions against Russian entities could adversely impact these businesses and our results of operations. At June 30, 2014, our exposure to Ukraine was less than $1 million.

The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at both June 30, 2014 and Dec. 31, 2013. Additionally, our on- and off-balance sheet exposure to Russia is presented at June 30, 2014. At June 30, 2014 and Dec. 31, 2013, BNY Mellon had exposure of less than $1 million in both Portugal and Greece.

Our exposure in Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure. See “Risk management” for additional information on how our exposures are managed. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

BNY Mellon 29

On- and off-balance sheet exposure at June 30, 2014
(in millions)	Ireland	Italy	Spain	Russia		Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$154	$254	$301	$20		$729
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	165	700	800	—		1,665
Loans and leases (c)	415	3	3	462		883
Trading assets (d)	62	30	15	—		107
Total gross on-balance sheet exposure	796	987	1,119	482		3,384
Less:
Collateral	75	29	15	—		119
Guarantees	—	2	1	—		3
Total collateral and guarantees	75	31	16	—		122
Total net on-balance sheet exposure	$721	$956	$1,103	$482		$3,262
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$78	$—	$—	$—		$78
Letters of credit (f)	60	3	13	1		77
Total gross off-balance sheet exposure	138	3	13	1		155
Less:
Collateral	68	—	13	—		81
Total net off-balance sheet exposure	$70	$3	$—	$1		$74
Total exposure:
Total gross on- and off-balance sheet exposure	$934	$990	$1,132	$483		$3,539
Less: Total collateral and guarantees	143	31	29	—		203
Total net on- and off-balance sheet exposure	$791	$959	$1,103	$483	(g)	$3,336

(a)
Interest-bearing deposits with banks represent a $99 million placement with an Irish subsidiary of a UK holding company, a $49 million placement with an Irish financial institution, a $100 million placement with a financial institution in Italy, a $247 million placement with a financial institution in Spain, $214 million of nostro accounts related to our custody activities located in Ireland, Italy and Spain and $20 million of nostro accounts related to our depositary receipts business in Russia.

(b)
Investment securities represent $165 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $1,447 million, fair value, of sovereign debt located in Spain and Italy and $53 million, fair value, of corporate bonds located in Ireland, Italy and Spain. The investment securities were 90% investment grade.

(c)
Loans and leases include $342 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $72 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries, a $1 million loan to a broker-dealer in Ireland, $3 million of overdrafts to financial institutions located in Italy and Spain, $3 million of leases to airline manufacturing companies located in Italy and Spain, which are under joint and several guarantee arrangements with guarantors outside of the Eurozone and $462 million of trade finance and syndicated loans primarily to large, state-owned financial institutions in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to over-the-counter foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $62 million of receivables primarily due from Irish-domiciled investment funds and $45 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on trading assets totaled $3 million in Ireland, $29 million in Italy and $4 million in Spain. Additionally, trading assets in Spain were collateralized by $11 million of U.S. Treasuries.

(e)	Lending-related commitments include $78 million to an insurance company in Ireland, collateralized by $13 million of marketable securities.

(f)
Letters of credit represent $58 million extended to an insurance company in Ireland, collateralized by $55 million of marketable securities, $2 million extended to an oil and gas company in Ireland, $3 million extended to a financial institution in Italy, $13 million extended to an insurance company in Spain, fully collateralized by marketable securities, and $1 million extended to a financial institution in Russia. Risk participations with higher risk countries counterparties are excluded.

(g)	Total net on- and off-balance sheet exposure in Russia at March 31, 2014 was approximately $550 million.

30 BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2013
(in millions)	Ireland	Italy	Spain	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$100	$217	$375	$692
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	165	279	137	581
Loans and leases (c)	267	3	1	271
Trading assets (d)	62	35	18	115
Total gross on-balance sheet exposure	594	534	531	1,659
Less:
Collateral	87	30	18	135
Guarantees	—	2	1	3
Total collateral and guarantees	87	32	19	138
Total net on-balance sheet exposure	$507	$502	$512	$1,521
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$70	$—	$—	$70
Letters of credit (f)	115	3	13	131
Total gross off-balance sheet exposure	185	3	13	201
Less:
Collateral	68	—	13	81
Total net off-balance sheet exposure	$117	$3	$—	$120
Total exposure:
Total gross on- and off-balance sheet exposure	$779	$537	$544	$1,860
Less: Total collateral and guarantees	155	32	32	219
Total net on- and off-balance sheet exposure	$624	$505	$512	$1,641

(a)
Interest-bearing deposits with banks represent a $99 million placement with an Irish subsidiary of a UK holding company, a $100 million placement with a financial institution in Italy, $350 million of placements with financial institutions in Spain and $143 million of nostro accounts related to our custody activities located in Italy, Spain and Ireland.

(b)
Investment securities represent $257 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $308 million, fair value, of sovereign debt located in Spain and Italy, and $16 million, fair value, of asset-backed collateralized loan obligations (“CLOs”) located in Ireland. The investment securities were 74% investment grade.

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

(d)
Trading assets represent the receivable related to the over-the-counter foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $62 million of receivables primarily due from Irish-domiciled investment funds and $53 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on trading assets totaled $5 million in Ireland, $30 million in Italy and $5 million in Spain. Trading assets located in Spain are also collateralized by $13 million of U.S. Treasuries.

(e)	Lending-related commitments include $70 million to an insurance company, collateralized by $3 million of marketable securities.

(f)
Letters of credit represent $65 million extended to an insurance company in Ireland, fully collateralized by marketable securities, $48 million extended to a financial institution in Ireland, $2 million extended to an oil and gas company in Ireland, $3 million extended to a financial institution in Italy and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities.

BNY Mellon 31

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	March 31, 2014		2Q14 change in unrealized gain (loss)	June 30, 2014			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$39,143		$340	$41,493	$41,552		100%	$59		100%	—%	—%	—%	—%
U.S. Treasury	17,299		63	18,568	18,791		101	223		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	12,856		22	14,736	14,812		101	76		90	—	10	—	—
Non-agency RMBS (c)	2,637		(8)	2,010	2,574		80	564		—	1	2	93	4
Non-agency RMBS	1,287		8	1,207	1,227		94	20		1	11	22	65	1
European floating rate notes (d)	2,580		9	2,535	2,525		99	(10)		72	22	—	6	—
Commercial MBS	4,168		30	4,338	4,397		101	59		93	6	1	—	—
State and political subdivisions	6,693		48	6,182	6,253		101	71		80	19	—	—	1
Foreign covered bonds (e)	2,716		8	2,699	2,788		103	89		100	—	—	—	—
Corporate bonds	1,781		16	1,654	1,693		102	39		21	65	14	—	—
CLO	1,391		1	1,442	1,455		101	13		100	—	—	—	—
U.S. Government agencies	859		4	789	787		100	(2)		100	—	—	—	—
Consumer ABS	3,364		2	3,274	3,278		100	4		98	2	—	—	—
Other (f)	2,922		(5)	2,971	2,980		100	9		38	55	—	—	7
Total investment securities	$99,696	(g)	$538	$103,898	$105,112	(g)	100%	$1,214	(h)	89%	5%	2%	3%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to UK, France, Germany and Netherlands.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Netherlands.

(f)	Includes commercial paper of $1.7 billion and $1.7 billion, fair value, and money market funds of $849 million and $810 million, fair value, at March 31, 2014 and June 30, 2014, respectively.

(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $388 million at March 31, 2014 and $213 million at June 30, 2014.

(h)	Unrealized gains of $1,105 million at June 30, 2014 related to available-for-sale securities.

The fair value of our investment securities portfolio was $105.1 billion at June 30, 2014 compared with $99.4 billion at Dec. 31, 2013. The increase reflects a higher level of investments in sovereign debt/sovereign guaranteed, U.S. Treasury securities and agency RMBS, as well as an increase in the unrealized gain on our investment securities. In the second quarter of 2014, we received $136 million of paydowns and sold $5 million of sub-investment grade securities.

At June 30, 2014, the total investment securities portfolio had a net unrealized pre-tax gain of $1.2 billion compared with $309 million at Dec. 31, 2013. The increase in the net unrealized pre-tax gain was primarily driven by the reduction in market interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $678 million at June 30, 2014, compared with $357 million at Dec. 31, 2013.

At both June 30, 2014 and Dec. 31, 2013, 89% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

32 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	2Q13	3Q13	4Q13	1Q14	2Q14
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,720	$2,519	$2,377	$2,236	$2,225
Estimated average life remaining at period end (in years)	5.1	5.2	5.2	5.0	4.8
Amortization	$172	$147	$142	$145	$156
Accretable discount related to the restructuring of the investment securities portfolio:
Balance at period end	$743	$675	$642	$534	$510
Estimated average life remaining at period end (in years)	6.0	6.1	6.0	6.3	6.2
Accretion	$54	$55	$52	$46	$41

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
U.S. Treasury	$1	$10	$31	$11	$27
U.S. Government agencies	—	7	—	7	—
State and political subdivisions	7	(1)	—	6	—
Foreign covered bonds	3	—	—	3	8
Commercial MBS	—	—	7	—	15
European floating rate notes	—	(1)	(10)	(1)	(6)
Non-agency RMBS	(2)	(2)	(3)	(4)	1
Other	9	9	7	18	35
Total net securities gains	$18	$22	$32	$40	$80

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the second quarter of 2014, this analysis resulted in $2 million of credit losses primarily on our prime RMBS portfolio. At June 30, 2014, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2014. The unrealized loss on these securities was $10 million at June 30, 2014, an improvement of $9 million compared with $19 million at March 31, 2014.

European floating rate notes at June 30, 2014 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,558	$135	$1,693
Netherlands	634	—	634
Ireland	161	—	161
Other	37	—	37
Total fair value	$2,390	$135	$2,525

(a)	72% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

BNY Mellon 33

Loans

Total exposure – consolidated	June 30, 2014			Dec. 31, 2013
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$15.0	$16.3	$31.3	$14.4	$17.0	$31.4
Commercial	1.8	19.2	21.0	1.6	19.5	21.1
Subtotal institutional	16.8	35.5	52.3	16.0	36.5	52.5
Wealth management loans and mortgages	10.4	1.7	12.1	9.8	1.7	11.5
Commercial real estate	2.2	2.5	4.7	2.0	2.4	4.4
Lease financings	2.2	—	2.2	2.3	—	2.3
Other residential mortgages	1.3	—	1.3	1.4	—	1.4
Overdrafts	7.8	—	7.8	3.7	—	3.7
Other	0.8	—	0.8	0.8	—	0.8
Subtotal non-margin loans	41.5	39.7	81.2	36.0	40.6	76.6
Margin loans	17.7	0.5	18.2	15.7	0.5	16.2
Total	$59.2	$40.2	$99.4	$51.7	$41.1	$92.8

At June 30, 2014, total exposures were $99.4 billion, an increase of 7% from $92.8 billion at Dec. 31, 2013. The increase in total exposure primarily reflects higher overdrafts and margin loans resulting from an increase in our term loan program.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios made up 53% of our total lending exposure at June 30, 2014 and 57% at Dec. 31, 2013. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2014					Dec. 31, 2013
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$1.9	$10.9	88%	91%	$9.4	$2.3	$11.7
Asset managers	1.6	4.8	6.4	99	78	1.4	4.1	5.5
Securities industry	3.9	1.3	5.2	89	98	2.9	2.0	4.9
Insurance	0.1	4.2	4.3	99	22	0.1	4.3	4.4
Government	—	3.1	3.1	97	26	0.4	3.2	3.6
Other	0.4	1.0	1.4	93	29	0.2	1.1	1.3
Total	$15.0	$16.3	$31.3	93%	71%	$14.4	$17.0	$31.4

The financial institutions portfolio exposure was $31.3 billion at June 30, 2014 compared with $31.4 billion at Dec. 31, 2013. The decrease primarily reflects lower exposure to banks and governments, partially offset by increased exposure to asset managers and the securities industry reflecting the reestablishment of a loan to Sentinel Management Group, Inc. (“Sentinel”) as a fully collateralized performing loan in the first quarter of 2014. See Note 5 and Note 18 of the Notes to Consolidated Financial Statements for additional information on the Sentinel matter.

Financial institution exposures are high quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2014. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 71% expire within one year, and 36% expire within 90 days. In addition, 39% of the financial institutions exposure is secured. For

34 BNY Mellon

example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high-quality, with 99% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2014. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	June 30, 2014					Dec. 31, 2013
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$1.0	$6.3	$7.3	94%	25%	$0.6	$6.0	$6.6
Energy and utilities	0.4	5.8	6.2	99	10	0.7	5.9	6.6
Manufacturing	0.3	5.5	5.8	90	9	0.2	5.9	6.1
Media and telecom	0.1	1.6	1.7	90	7	0.1	1.7	1.8
Total	$1.8	$19.2	$21.0	94%	15%	$1.6	$19.5	$21.1

The commercial portfolio exposure decreased less than 1% to $21.0 billion at June 30, 2014, from $21.1 billion at Dec. 31, 2013. The increase in exposure to the services and other portfolio was more than offset by a decrease in exposure across the remainder of the commercial portfolio.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Financial institutions	93%	92%	93%	94%	93%
Commercial	94%	94%	94%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at June 30, 2014.

Wealth management loans and mortgages

Our wealth management exposure was $12.1 billion at June 30, 2014 compared with $11.5 billion at Dec. 31, 2013. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 65% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2014.

At June 30, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: California - 21%; New York - 21%; Massachusetts - 15%; Florida - 9%; and other - 34%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets.

BNY Mellon 35

Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $4.7 billion at June 30, 2014 compared with $4.4 billion at Dec. 31, 2013.

At June 30, 2014, 57% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 59% secured by residential buildings, 20% secured by office buildings, 12% secured by retail properties, and 9% secured by other categories. Approximately 97% of the unsecured portfolio is comprised of real estate investment trusts (“REITs”), which are primarily investment grade, and real estate operating companies.

At June 30, 2014, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 44%; REITs and real estate operating companies - 41%; and other - 15%.

Lease financings

The leasing portfolio exposure totaled $2.2 billion and included $151 million of airline exposures at June 30, 2014, compared with $2.3 billion of leasing exposures, including $166 million of airline exposures, at Dec. 31, 2013. At June 30, 2014, approximately 90% of the leasing exposure was investment grade.

At June 30, 2014, the $2.0 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At June 30, 2014, our $151 million of exposure to the airline industry consisted of $61 million to major U.S. carriers, $75 million to foreign airlines and $15 million to U.S. regional airlines.

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

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.3 billion at June 30, 2014, compared with $1.4 billion at Dec. 31, 2013. Included in this portfolio at June 30, 2014 are $382 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8.4 billion of loans at June 30, 2014 and $6.7 billion at Dec. 31, 2013 related to a term loan program that offers fully collateralized loans to broker-dealers.

36 BNY Mellon

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
Margin loans	$17,685	$16,430	$15,652	$14,434
Non-margin loans	41,563	37,606	36,005	35,873
Total loans	$59,248	$54,036	$51,657	$50,307
Allowance for credit losses - beginning of period	$326	$344	$339	$358
Provision for credit losses	(12)	(18)	6	(19)
Net (charge-offs) recoveries:
Foreign	(2)	—	(3)	—
Wealth management loans and mortgages	(1)	—	—	—
Other residential mortgages	(1)	—	—	(2)
Financial institutions	—	—	3	—
Commercial	1	—	(1)	—
Net (charge-offs)	(3)	—	(1)	(2)
Allowance for credit losses - end of period	$311	$326	$344	$337
Allowance for loan losses	$187	$198	$210	$212
Allowance for lending-related commitments	124	128	134	125
Allowance for loan losses as a percentage of total loans	0.32%	0.37%	0.41%	0.42%
Allowance for loan losses as a percentage of non-margin loans	0.45	0.53	0.58	0.59
Total allowance for credit losses as a percentage of total loans	0.52	0.60	0.67	0.67
Total allowance for credit losses as a percentage of non-margin loans	0.75	0.87	0.96	0.94

Net charge-offs were $3 million in the second quarter of 2014 and $2 million in the second quarter of 2013. Net charge-offs in these periods were primarily in the other residential mortgages and foreign loan portfolios. There were no net charge-offs in the first quarter of 2014.

The provision for credit losses was a credit of $12 million in the second quarter of 2014 primarily driven by the continued improvement in the credit quality of the loan portfolio. The provision for credit losses was a credit of $19 million in the second quarter of 2013 and a credit of $18 million in the first quarter of 2014.

The total allowance for credit losses was $311 million at June 30, 2014, $344 million at Dec. 31, 2013 and $337 million at June 30, 2013. The ratio of the total allowance for credit losses to non-margin loans was 0.75% at June 30, 2014, 0.96% at Dec. 31, 2013 and 0.94% at June 30, 2013. The ratio of the allowance for loan losses to non-margin loans was 0.45% at

June 30, 2014 compared with 0.58% at Dec. 31, 2013 and 0.59% at June 30, 2013. The decrease in the total allowance for credit losses and the lower ratios at June 30, 2014 compared with both prior periods primarily reflects an improvement in the credit quality in the loan portfolio.

We had $17.7 billion of secured margin loans on our balance sheet at June 30, 2014 compared with $15.7 billion at Dec. 31, 2013 and $14.4 billion at June 30, 2013. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of probable losses inherent in

BNY Mellon 37

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

38 BNY Mellon

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

Based on this analysis, we assign a risk level - no impact, low, moderate, high and elevated - to each risk factor for the current quarter. Management assesses the impact of each risk factor to determine an aggregate risk level. We do not quantify the impact of any particular risk factor. Management’s assessment of the risk factors, as well as the trend in the quantitative allowance, supports management’s judgment for the overall required qualitative allowance. A smaller qualitative allowance may be required when our quantitative allowance has reflected incurred losses associated with the aggregate risk level. A greater qualitative allowance may be required if our quantitative allowance does not yet reflect the incurred losses associated with the aggregate risk level. Our consideration of these factors has remained consistent for the quarter ended June 30, 2014. Additionally, the qualitative allowance as a percentage of the total allowance was essentially unchanged from Dec. 31, 2013 to June 30, 2014.

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

Based on an evaluation of the allowance for credit losses as discussed above, we have allocated our allowance for credit losses as follows:

Allocation of allowance	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
Commercial	24%	24%	24%	28%
Other residential mortgages	15	15	16	22
Foreign	15	15	16	13
Financial institutions	14	15	14	10
Commercial real estate	14	13	12	9
Lease financing	11	11	11	12
Wealth management (a)	7	7	7	6
	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $70 million, while if each credit were rated one grade worse, the allowance would have increased by $158 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $28 million, while if the loss given default were one rating better, the allowance would have decreased by $23 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by $1 million, respectively.

BNY Mellon 39

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	June 30, 2014	March 31, 2014	Dec. 31, 2013
Loans:
Other residential mortgages	$105	$107	$117
Commercial	13	13	15
Wealth management loans and mortgages	12	12	11
Foreign	4	7	6
Commercial real estate	4	4	4
Total nonperforming loans	138	143	153
Other assets owned	4	3	3
Total nonperforming assets (a)	$142	$146	$156
Nonperforming assets ratio	0.24%	0.27%	0.30%
Nonperforming assets ratio, excluding margin loans	0.3	0.4	0.4
Allowance for loan losses/nonperforming loans	135.5	138.5	137.3
Allowance for loan losses/nonperforming assets	131.7	135.6	134.6
Total allowance for credit losses/nonperforming loans	225.4	228.0	224.8
Total allowance for credit losses/nonperforming assets	219.0	223.3	220.5

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $68 million at June 30, 2014, $74 million at March 31, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets activity (in millions)	June 30, 2014	March 31, 2014	Dec. 31, 2013
Balance at beginning of period	$146	$156	$172
Additions	7	8	7
Return to accrual status	(3)	(9)	(10)
Charge-offs	(4)	(1)	(5)
Paydowns/sales	(4)	(8)	(8)
Balance at end of period	$142	$146	$156

Nonperforming assets were $142 million at June 30, 2014, a decrease of $4 million compared with $146 million at March 31, 2014. The decrease primarily resulted from the return of loans to accrual status, sales of loans in the other residential mortgage portfolio and a charge-off in the foreign loan portfolio.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $282.4 billion at June 30, 2014, an increase of 8% compared with $261.1 billion at Dec. 31, 2013. The increase in deposits reflects higher noninterest-bearing deposits principally in U.S. offices and interest-bearing deposits in non-U.S. offices, partially offset by lower interest-bearing deposits in U.S. offices.

Noninterest-bearing deposits were $109.6 billion at June 30, 2014 compared with $95.4 billion at Dec. 31, 2013. Interest-bearing deposits were $172.8 billion at June 30, 2014 compared with $165.7 billion at Dec. 31, 2013.

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

40 BNY Mellon

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollar amounts in millions)	June 30, 2014	March 31, 2014	June 30, 2013
Maximum daily balance during the quarter	$29,522	$21,089	$13,484
Average daily balance	$19,030	$14,505	$9,206
Weighted-average rate during the quarter	(0.05)%	(0.13)%	(0.28)%
Ending balance	$10,301	$9,935	$12,600
Weighted-average rate at period end	(0.04)%	(0.14)%	(0.26)%

Federal funds purchased and securities sold under repurchase agreements were $10.3 billion at June 30, 2014 compared with $9.9 billion at March 31, 2014 and $12.6 billion at June 30, 2013. The maximum daily balance was $29.5 billion in the second quarter of 2014 compared with $21.1 billion in the first quarter of 2014 and $13.5 billion in the second quarter of 2013. The average daily balance was $19.0 billion in the second quarter of 2014, $14.5 billion in the first quarter of 2014 and $9.2 billion in the second quarter of 2013. Fluctuations between periods resulted from overnight borrowing opportunities. The weighted-average rates in all periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollar amounts in millions)	June 30, 2014	March 31, 2014	June 30, 2013
Maximum daily balance during the quarter	$17,746	$17,691	$16,458
Average daily balance (a)	$16,727	$16,276	$15,055
Weighted-average rate during the quarter	0.09%	0.09%	0.08%
Ending balance	$17,242	$16,822	$15,267
Weighted-average rate at period end	0.09%	0.10%	0.09%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $8,916 million in the second quarter of 2014, $8,883 million in the first quarter of 2014 and $9,073 million in the second quarter of 2013.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $17.2 billion at June 30, 2014 compared with $16.8 billion at March 31, 2014 and $15.3 billion at June 30, 2013. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollar amounts in millions)	June 30, 2014	March 31, 2014	June 30, 2013
Maximum daily balance during the quarter	$4,932	$1,697	$924
Average daily balance	$1,970	$102	$58
Weighted-average rate during the quarter	0.08%	0.05%	0.04%
Ending balance	$27	$27	$111
Weighted-average rate at period end	0.01%	0.02%	0.03%

Commercial paper outstanding was $27 million at June 30, 2014 compared with $27 million at March 31, 2014 and $111 million at June 30, 2013. Average commercial paper outstanding was $2.0 billion in the second quarter of 2014, $102 million in the first quarter of 2014 and $58 million in the second quarter of 2013. The maximum daily balance was $4.9 billion in the second quarter of 2014 compared with $1.7 billion in the first quarter of 2014 and $924 million in the second quarter of 2013. The increases in maximum and average daily balances in the second quarter of 2014 were primarily driven by attractive short-term borrowing opportunities. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollar amounts in millions)	June 30, 2014	March 31, 2014	June 30, 2013
Maximum daily balance during the quarter	$1,983	$2,000	$3,720
Average daily balance	$1,272	$1,035	$1,385
Weighted-average rate during the quarter	0.47%	0.51%	0.20%
Ending balance	$1,458	$1,305	$1,060
Weighted-average rate at period end	0.45%	0.34%	0.34%

BNY Mellon 41

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Other borrowed funds were $1.5 billion at June 30, 2014 compared with $1.3 billion at March 31, 2014 and $1.1 billion at June 30, 2013. Other borrowed funds averaged $1.3 billion in the second quarter of 2014, $1.0 billion in the first quarter of 2014 and $1.4 billion in the second quarter of 2013. The maximum daily balance was $2.0 billion in the second quarter of 2014 compared with $2.0 billion in the first quarter of 2014 and $3.7 billion in the second quarter of 2013. Fluctuations from prior periods primarily reflect changes in overdrafts of sub-custodian account balances in our Investment Services businesses.

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

Internal ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these internal ratios exceeded our minimum guidelines at June 30, 2014. In addition, we monitor the revised Basel III liquidity coverage ratio. We continue to evaluate the U.S. proposed Basel III liquidity coverage ratio (“LCR”), and will comply with its requirements when the rules are finalized and effective, currently anticipated to be during the first quarter of 2015.

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

42 BNY Mellon

heightened prudential standards for bank holding companies (“BHCs”) with total consolidated assets of $50 billion or more, described under “Supervision and Regulation - Enhanced Prudential Standards” in our 2013 Annual Report.

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The higher level of available funds at June 30, 2014 compared with Dec. 31, 2013 primarily resulted from a higher level of client deposits.

Available and liquid funds	June 30, 2014	Dec. 31, 2013	Average
(in millions)			2Q14	1Q14	2Q13	YTD14	YTD13
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$41,459	$35,300	$41,424	$41,617	$42,772	$41,520	$41,874
Federal funds sold and securities purchased under resale agreements	15,062	9,161	13,387	11,118	7,878	12,259	7,679
Total liquid funds	56,521	44,461	54,811	52,735	50,650	53,779	49,553
Cash and due from banks	6,173	6,460	5,064	5,886	5,060	5,473	4,798
Interest-bearing deposits with the Federal Reserve and other central banks	105,657	104,359	85,546	74,399	55,911	80,004	59,555
Total available funds	$168,351	$155,280	$145,421	$133,020	$111,621	$139,256	$113,906
Total available funds as a percentage of total assets	42%	41%	39%	37%	33%	38%	34%

On an average basis, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $26.9 billion for the first six months of 2014 and $19.1 billion for the first six months of 2013. The increase primarily reflects higher levels of securities sold under repurchase agreements. Average foreign deposits, primarily from our European-based Investment Services business, were $106.1 billion for the first six months of 2014 compared with $99.7 billion for the first six months of 2013. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $46.3 billion for the first six months of 2014 compared with $44.0 billion for the first six months of 2013. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $8.9 billion for the first six months of 2014 and $9.0 billion for the first six months of 2013. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.4 billion for the first six months of 2014 and $18.9 billion for the first six months of 2013. The increase in average long-term debt was driven by the issuance of long-term debt in the second half of 2013 and the first six months of 2014 in anticipation of debt maturing in 2014. Average noninterest-bearing deposits increased to $79.6 billion for the first six months of 2014 from $70.5 billion for the first six months of 2013, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to June 30, 2014, our bank subsidiaries could declare dividends to the Parent of approximately $1.6 billion, without the need for a regulatory waiver. In addition, at June 30, 2014, non-bank subsidiaries of the Parent had liquid assets of approximately $1.5 billion.

In April 2014, BNY Mellon announced a 13% increase in the quarterly common stock dividend from $0.15 to $0.17 per common share. Our common

BNY Mellon 43

stock dividend payout ratio was 31% for the first six months of 2014. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both contained in our 2013 Annual Report.

The Parent’s average commercial paper borrowings were $2.0 billion in the the second quarter of 2014 and $58 million in the second quarter of 2013. The Parent had cash of $5.3 billion at June 30, 2014, compared with $6.8 billion at Dec. 31, 2013. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. Overnight commercial paper outstanding issued by the Parent was $27 million at June 30, 2014 and $96 million at Dec. 31, 2013. Net of commercial paper outstanding, the Parent’s cash position at June 30, 2014, decreased by $1.5 billion compared with Dec. 31, 2013, primarily reflecting maturities of long-term debt, an increase in loans to subsidiaries and common share repurchases, partially offset by the issuance of senior medium-term notes.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries.

In the second quarter of 2014, we repurchased 12.6 million common shares at an average price of $34.14 per common share for a total cost of $431 million.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of June 30, 2014, the Parent was in compliance with its liquidity policy.

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

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of June 30, 2014, were as follows:

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

44 BNY Mellon

Long-term debt totaled $20.3 billion at June 30, 2014 and $19.9 billion at Dec. 31, 2013. In the first six months of 2014, the Parent issued $2.7 billion of senior debt, partially offset by maturities of $2.3 billion. We have $2.1 billion of long-term debt that will mature in the remainder of 2014.

The following table presents the long-term debt issued by the Parent in the second quarter of 2014.

Debt issuances	Quarter ended
(in millions)	June 30, 2014
Senior medium-term notes:
2.2% senior medium-term notes due 2019	$750
3.4% senior medium-term notes due 2024	500
Total debt issuances	$1,250

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 110.9% at June 30, 2014 and 109.4% at Dec. 31, 2013. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $4 million, in aggregate, in the second quarter of 2014.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines was $99 million, in aggregate, in the second quarter of 2014.

Statement of cash flows

Cash provided by operating activities was $2.4 billion in the six months ended June 30, 2014 compared with $959 million used for operating activities in the six months ended June 30, 2013. In the first six months of 2014, cash flows from operations were principally the result of earnings and changes in trading activities. In the first six months of 2013, cash flows used for operations were principally the result of changes in trading activities, partially offset by earnings.

In the six months ended June 30, 2014, cash used for investing activities was $26.3 billion compared with $632 million in the six months ended June 30, 2013. In the first six months of 2014, purchases of securities available-for-sale, changes in loans, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements, were significant uses of funds, partially offset by sales, paydowns and maturities of securities available-for-sale. In the first six months of 2013, purchases of securities and changes in loans and federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns and maturities of securities and a decrease in deposits with the Federal Reserve and other central banks.

In the six months ended June 30, 2014, cash provided by financing activities was $23.6 billion compared with $3.9 billion in the six months ended June 30, 2013. In the first six months of 2014, changes in deposits and the issuance of long-term debt were significant sources of funds, partially offset by the repayment of long-term debt and treasury stock repurchases. In the first six months of 2013, an increase in federal funds purchased and securities sold under repurchase agreements and the proceeds from the issuance of long-term debt were significant sources of funds, partially offset by repayment of long-term debt, a decrease in payables to customers and broker-dealers and treasury stock repurchases.

BNY Mellon 45

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
Average common equity to average assets	9.9%	10.2%	10.0%	10.2%

At period end:
BNY Mellon shareholders’ equity to total assets ratio (a)(b)	9.6%	10.3%	10.0%	9.9%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.2%	9.9%	9.6%	9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.4%	6.6%	6.8%	5.8%
Total BNY Mellon shareholders’ equity – GAAP (b)	$38,326	$37,986	$37,497	$35,863
Total BNY Mellon common shareholders’ equity – GAAP (b)	$36,764	$36,424	$35,935	$34,301
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)(b)	$16,839	$16,509	$15,934	$14,263
Book value per common share – GAAP (a)(b)	$32.49	$31.94	$31.46	$29.81
Tangible book value per common share – Non-GAAP (a)(b)	$14.88	$14.48	$13.95	$12.40
Closing stock price per common share	$37.48	$35.29	$34.94	$28.05
Market capitalization	$42,412	$40,244	$39,910	$32,271
Common shares outstanding	1,131,596	1,140,373	1,142,250	1,150,477

Cash dividends per common share	$0.17	$0.15	$0.15	$0.15
Common dividend payout ratio	35%	26%	34%	21%
Common dividend yield (annualized)	1.8%	1.7%	1.7%	2.1%

(a)	See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for a reconciliation of GAAP to non-GAAP.

(b)
Information for the period ended Dec. 31, 2013 and June 30, 2013 was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Total The Bank of New York Mellon Corporation shareholders’ equity at June 30, 2014 increased to $38.3 billion from $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention, an increase in the value of our investment securities portfolio, an increase in foreign currency translation adjustments and approximately $320 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases.

The unrealized net of tax gain on our investment securities portfolio recorded in accumulated other comprehensive income was $678 million at June 30, 2014, compared with $357 million at Dec. 31, 2013. The increase in the valuation of the investment securities portfolio was driven by the reduction in market interest rates.

In the first six months of 2014, we repurchased 24.2 million common shares at an average price of $33.31 per common share for a total cost of $806 million.

From July 1, 2014 through Aug. 8, 2014, we repurchased 10.8 million common shares at an average price of $39.29 per common share for a total cost of $425 million.

On July 18, 2014, the board of directors declared a quarterly common stock dividend of $0.17 per common share. This cash dividend was paid on Aug. 8, 2014 to shareholders of record as of the close of business on July 29, 2014.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of June 30, 2014 and Dec. 31, 2013, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Total and Tier 1 capital to risk-weighted assets ratios and the leverage capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

46 BNY Mellon

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios	Well capitalized	Adequately capitalized		June 30, 2014		March 31, 2014	Dec. 31, 2013		June 30, 2013
Consolidated capital ratios:
Estimated CET1 ratio, fully phased-in – Non-GAAP: (a)(b)(c)
Standardized Approach	(f)	(f)		10.3%		11.1%	10.6%		9.3%
Advanced Approach	(f)	(f)		10.0%		10.7%	11.3%		9.8%
CET1 ratio (b)(d)(e)	N/A	4%		11.4%	(c)	15.7%	14.5%	(c)	13.2%	(c)
Tier 1 capital ratio (b)(d)(e)	6%	5.5%		12.4%	(c)	17.0%	16.2%		14.8%
Total (Tier 1 plus Tier 2) capital ratio (b)(d)(e)	10%	8%		12.8%	(c)	17.8%	17.0%		15.8%
Leverage capital ratio (d)	N/A	4%		5.9%		6.1%	5.4%		5.3%

The Bank of New York Mellon capital ratios:
Tier 1 capital ratio (d)	6%	4%		12.9%		15.9%	14.6%		13.4%
Total (Tier 1 plus Tier 2) capital ratio (d)	10%	8%		13.2%		16.6%	15.1%		13.9%
Leverage capital ratio (d)	5%	3-4%	(g)	5.4%		5.6%	5.3%		5.3%

(a)
The estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the Final Capital Rules released by the Federal Reserve on July 2, 2013, which are being gradually phased-in over a multi-year period. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely impacted.

(b)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods. The net impact of such consolidated assets for the June 30, 2014 estimated CET1 ratio on a fully phased-in basis was a decrease of 101 basis points under the Advanced Approach and 58 basis points under the Standardized Approach. The net impact of such consolidated assets for June 30, 2014 regulatory capital ratios was a decrease of 116 basis points to the CET1 ratio, 126 basis points to the Tier 1 capital ratio, and 129 basis points to the Total capital ratio. The leverage ratio was not affected.

(c)	See “Supplemental Information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 55 for a reconciliation of these ratios.

(d)
At June 30, 2014, our capital ratios were calculated under the Advanced Approach framework. At March 31, 2014, the capital ratios were based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). Periods prior to March 31, 2014 are based on Basel I rules, while the CET1 ratio is a Basel I Tier 1 common ratio.

(e)
Risk-weighted assets at June 30, 2014 under the Advanced Approach does not reflect the use of a simple value-at-risk methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The company has requested written approval to use this methodology. The estimated net impact of such a value-at-risk methodology for June 30, 2014 regulatory capital ratios calculated under the Advanced Approach would have been an increase of approximately 20 basis points to the CET1, Tier 1 and Total capital ratios.

(f)	On a fully phased-in basis, we expect to satisfy a minimum Basel III CET1 ratio of at least 7%, expected to rise to 8%, assuming an additional G-SIB buffer of 1%.

(g)	The required leverage ratio for state member banks to be adequately capitalized is 3% or 4%, depending on factors specified in regulations.
N/A – Not applicable.

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis, was 10.0% at June 30, 2014, compared with 10.7% at March 31, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis, was 10.3% at June 30, 2014, compared with 11.1% at March 31, 2014. Both decreases reflect an increase in risk-weighted assets related to assets of certain consolidated investment management funds. Our estimated Basel III CET1 ratios on a fully phased-in basis are based on our current interpretation, expectations and understanding of the Final Capital Rules and may evolve as we discuss our interpretation and application with our regulators.

Reporting of the Basel III Advanced Approach became effective June 30, 2014. At June 30, 2014, the CET1, Tier 1 and Total risk-based regulatory capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the Advanced Approach framework under the Final Capital Rules. The Collins Floor comparison of the

BNY Mellon 47

CET1, Tier 1 and Total risk-based regulatory capital ratios were 14.3%, 15.5% and 16.2%, respectively, at June 30, 2014, and are calculated based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). At March 31, 2014, the risk-based regulatory capital ratios were based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules. The leverage capital ratios for June 30, 2014 and March 31, 2014 are based on Basel III components of capital and quarterly average total assets, as phased-in. The risk-based and leverage capital ratios for Dec. 31, 2013 and June 30, 2013 are based on Basel I rules (including Basel I Tier 1 common in the case of the CET1 ratio).

For information regarding various factors that could impact our capital ratios, see “Supplemental

Information - Explanation of GAAP and Non-GAAP financial measures.” For additional information on the Final Capital Rules, see “Recent accounting and regulatory developments - Regulatory developments” in our 2013 Annual Report. The Basel III Advanced Approach capital ratios are significantly impacted by operational losses.  Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result could impact the amount of capital that we are required to hold.

In the second quarter of 2014 and the first quarter of 2014, net Basel III CET1 increased $326 million and $1,141 million, respectively. The table below presents the factors that impacted net Basel III CET1.

Basel III CET1 generation presented on a fully phased-in basis - Non-GAAP	Quarter ended
(in millions)	June 30, 2014	March 31, 2014		Dec. 31, 2013
Estimated Basel III CET1 - Beginning of period balance	$15,951	$14,810		$14,643
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	554	661		513
Goodwill and intangible assets, net of related deferred tax liabilities	(10)	17		35
Gross Basel III CET1 generated	544	678		548
Capital deployed:
Dividends	(197)	(174)		(176)
Common stock repurchased	(431)	(375)		(321)
Total capital deployed	(628)	(549)		(497)
Other comprehensive income (loss):
Foreign currency translation	76	34		93
Unrealized gain (loss) on assets available-for-sale	196	149		(100)
Pension liabilities	17	19		449
Unrealized gain (loss) on cash flow hedges	(2)	1		5
Total other comprehensive income	287	203		447
Additional paid-in capital (a)	127	174		99
Other additions (deductions):
Net pension fund assets	(2)	609		(434)
Deferred tax assets	1	31		(23)
Cash flow hedges	2	(1)		(5)
Embedded goodwill	(4)	12		41
Investment in unconsolidated subsidiaries	—	7		(7)
Other	(1)	(23)	(b)	(2)
Total other additions (deductions)	(4)	635		(430)
Net Basel III CET1 generated	326	1,141		167
Basel III CET1 - End of period balance - Non-GAAP	$16,277	$15,951		$14,810

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

(b)
Includes the restatement of retained earnings due to the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01).

48 BNY Mellon

The following table presents the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at Dec. 31, 2013 and June 30, 2013.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	Dec. 31, 2013	June 30, 2013
Tier 1 capital:
Common shareholders’ equity	$35,959	$34,320
Preferred stock	1,562	1,562
Trust preferred securities	330	303
Adjustments for:
Goodwill and other intangibles (b)	(20,001)	(20,038)
Pensions/cash flow hedges	891	1,387
Securities valuation allowance	(387)	(560)
Merchant banking investments	(19)	(23)
Total Tier 1 capital	18,335	16,951
Tier 2 capital:
Qualifying unrealized gains on equity securities	1	3
Qualifying subordinated debt	550	853
Qualifying allowance for credit losses	344	337
Total Tier 2 capital	895	1,193
Total risk-based capital	$19,230	$18,144
Total risk-weighted assets	$113,322	$114,511
Average assets for leverage capital purposes	$336,787	$317,542

(a)	On a regulatory basis as determined under Basel I rules.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,222 million at Dec. 31, 2013 and $1,269 million at June 30, 2013 and deferred tax liabilities associated with tax deductible goodwill of $1,302 million at Dec. 31, 2013 and $1,200 million at June 30, 2013.

At June 30, 2014, the amounts of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceed the capital ratios determined under the transitional rules as follows.

Capital above thresholds at June 30, 2014 (in millions)	Consolidated	The Bank of New York Mellon
CET1	$12,376	N/A
Tier 1 capital	10,680	$8,120
Total capital	4,635	3,705
Leverage	6,605	1,131
N/A - Not applicable.

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at June 30, 2014.

Potential impact to capital ratios at June 30, 2014
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets
CET1:
Standardized Approach	8	bps	11	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	8		12
Advanced Approach	6		8

Total capital:
Standardized Approach	8		12
Advanced Approach	6		8

Leverage	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	6	bps	7	bps
Advanced Approach	6		6

BNY Mellon 49

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 6.4% at June 30, 2014 and 6.8% at Dec. 31, 2013. The decrease primarily reflects an increase in total assets.

At June 30, 2014, we had $342 million of trust preferred securities outstanding, of which 50% currently qualify as Tier 1 capital and 50% as Tier 2 capital. Under the Final Capital Rules, these trust preferred securities may continue to be included in Tier 1 or Tier 2 capital up to the following percentages: calendar year 2014 - 50%; calendar year 2015 - 25%; and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the Final Capital Rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates, the availability of cash and capital.

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2013 Annual Report in “Supervision and Regulation-Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors-Operational and Business Risk-Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our business and financial condition.”

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	2nd Quarter 2014			June 30, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$7.7	$5.5	$10.5	$6.4
Foreign exchange	1.0	0.6	2.7	1.1
Equity	1.8	1.3	2.9	1.8
Diversification	(2.6)	N/M	N/M	(3.0)
Overall portfolio	7.9	5.7	10.3	6.3

VaR (a)	1st Quarter 2014			March 31, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$8.5	$6.5	$13.4	$9.0
Foreign exchange	1.1	0.5	1.8	1.2
Equity	2.3	1.3	4.0	1.9
Diversification	(2.9)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.9	13.0	8.8

VaR (a)	2nd Quarter 2013			June 30, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.4	$8.7	$14.2	$9.9
Foreign exchange	1.1	0.5	2.3	1.0
Equity	3.1	1.4	4.4	3.3
Diversification	(3.3)	N/M	N/M	(2.9)
Overall portfolio	12.3	10.0	14.8	11.3

VaR (a)	Year-to-date 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$8.2	$5.5	$13.4
Foreign exchange	1.1	0.5	2.7
Equity	2.0	1.3	4.0
Diversification	(2.8)	N/M	N/M
Overall portfolio	8.5	5.7	13.0

50 BNY Mellon

VaR (a)	Year-to-date 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$11.3	$8.6	$14.8
Foreign exchange	1.1	0.5	2.3
Equity	2.5	1.1	4.4
Diversification	(3.0)	N/M	N/M
Overall portfolio	11.9	8.8	14.8

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

During the second quarter of 2014, interest rate risk generated 73% of average VaR, equity risk generated 17% of average VaR and foreign exchange risk accounted for 10% of average VaR. During the second quarter of 2014, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The fluctuations were primarily driven by lower market volatility.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	—
$(2.5) - $0	1	3	6	9	6
$0 - $2.5	27	30	30	25	31
$2.5 - $5.0	24	27	24	24	26
More than $5.0	12	4	2	3	1

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Foreign exchange and other trading

Foreign exchange and other trading revenue totaled $130 million in the second quarter of 2014, $207 million in the second quarter of 2013 and $136 million in the first quarter of 2014. In the second quarter of 2014, foreign exchange revenue totaled $129 million, a decrease of 28% year-over-year and 1% (unannualized) sequentially. Both decreases primarily reflect lower volatility, partially offset by higher volumes. Other trading revenue totaled $1 million in the second quarter of 2014 compared with $28 million in the second quarter of 2013 and $6 million in the first quarter of 2014. The year-over-year decrease primarily reflects lower derivatives trading revenue. Sequentially, the decrease primarily reflects lower fixed income trading revenue. Foreign exchange revenue and fixed income trading revenue are reported in the Investment Services business and the Other segment. Other trading revenue is primarily reported in the Other segment.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $11 billion at

BNY Mellon 51

June 30, 2014 compared with $12 billion at Dec. 31, 2013.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $7 billion at both June 30, 2014 and Dec. 31, 2013.

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

At June 30, 2014, our OTC derivative assets of $3.8 billion included a CVA deduction of $38 million. Our OTC derivative liabilities of $4.9 billion included a debit valuation adjustment (“DVA”) of $4 million related to our own credit spread. Net of hedges, the CVA increased $2 million and the DVA was unchanged in the second quarter of 2014. The net impact of these adjustments decreased foreign exchange and other trading revenue by $2 million in the second quarter of 2014.

In the first quarter of 2014, net of hedges, the CVA decreased $1 million and the DVA increased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million in the first quarter of 2014.

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

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
Rating:
AAA to AA-	41%	35%	32%	41%	44%
A+ to A-	38	43	47	38	35
BBB+ to BBB-	17	16	16	16	16
Non-investment grade (BB+ and lower)	4	6	5	5	5
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

52 BNY Mellon

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014
up 200 bps parallel rate ramp vs. baseline (a)	$402	$617	$677	$447	$426
up 100 bps parallel rate ramp vs. baseline (a)	324	387	466	376	364
Long-term up 50 bps, short-term unchanged (b)	130	174	44	50	47
Long-term down 50 bps, short-term unchanged (b)	(123)	(144)	(47)	(46)	(40)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
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

Risk management update

BNY Mellon defines risk appetite as the level of risk it is normally willing to accept while pursuing the interests of our major stakeholders, including our clients, shareholders, employees and regulators. In the second quarter of 2014, our risk appetite statement was updated. The Company adopted the following as its risk appetite statement: “Risk-taking is a fundamental characteristic of providing financial services and arises in every transaction we undertake. Our risk appetite is driven by the fact our company is the global leader in providing services that enable the management and servicing of financial assets in more than 100 markets worldwide and has been designated by international regulators as one of the 29 Global Systemically Important Financial Institutions (G-SIFIs). This designation recognizes our fundamental importance to the health and operation of the global capital markets and carries with it a responsibility to maintain the highest standards of excellence. As a result, we are committed to maintaining a strong balance sheet throughout market cycles and to delivering operational excellence to meet the expectations of our major stakeholders, including our clients, shareholders, employees and regulators. The balance sheet will be characterized as liquid, with strong asset quality, ready access to external funding

BNY Mellon 53

sources at competitive rates and a strong capital structure, that supports our risk-taking activities and is adequate to absorb potential losses. These characteristics support our goal of having debt ratings among the best within our peer group, which comprises other trust and investment firms. To that end, the company’s Risk Management Framework has been designed to:

•	ensure that appropriate risk tolerances (“limits”) are in place to govern our risk-taking activities across all businesses and risk types;

•	ensure that our risk appetite principles permeate the company’s culture and are incorporated into our strategic decision-making processes;

•	ensure rigorous monitoring and reporting of key risk metrics to senior management and the Board of Directors;

•	ensure that there is an on-going, and forward-looking, capital planning process to support our risk-taking activities.”

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

54 BNY Mellon

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon fully phased-in Basel III CET1, Basel I CET1 and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 ratios on a fully phased-in basis, the ratio of Basel I CET1 to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, utilized by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets that are productive in generating income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding. BNY Mellon has presented its estimated fully phased-in Basel III CET1 ratios based on its interpretation, expectations and understanding of the Final Capital Rules and on the application of such rules to BNY Mellon’s businesses as currently conducted and may evolve as we discuss our interpretation and application with our regulators. Management views the estimated fully phased-in Basel III CET1 ratios as a key measure in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated fully phased-in Basel III CET1 ratios are intended to allow investors to compare BNY Mellon’s estimated fully phased-in Basel III CET1 ratios with estimates presented by other companies. Our capital ratios are necessarily subject to, among other things, BNY

Mellon’s further review of applicable rules, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of risk-weighted asset calculations, other refinements, further implementation guidance from regulators, market practices and standards and any changes BNY Mellon may make to its businesses. Consequently, our capital ratios may change based on these factors.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds, certain money markets fee waivers and a gain related to an equity investment; and expense measures which exclude M&I expenses, litigation charges, restructuring charges, amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives. Earnings per share, return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Return on equity also excludes the charge related to the disallowance of certain foreign tax credits. Operating margin measures may also include the pro forma impact of money market fee waivers, net of distribution and servicing expense, and exclude amortization of intangible assets. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared with our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational

BNY Mellon 55

Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business.

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

Results for the three and six months ended June 30, 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS - GAAP to Non-GAAP	2Q14		2Q13
(in millions, except per common share amounts)	Net income	Diluted EPS	Net income	Diluted EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$554	$0.48	$831	$0.71
Less: Gain related to an equity investment (after-tax)	N/A	N/A	109	0.09
Add: Charge (recovery) related to investment management funds, net of incentives and severance expense	161	0.14	(21)	(0.02)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$715	$0.62	$701	$0.60
N/A – Not applicable.

56 BNY Mellon

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Income before income taxes – GAAP	$811	$926	$1,222	$1,737	$2,047
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	17	20	39	37	55
Add: Amortization of intangible assets	75	75	93	150	179
M&I, litigation and restructuring charges	122	(12)	13	110	52
Charge (recovery) related to investment management funds, net of incentives	109	(5)	(27)	104	12
Income before income taxes excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$1,100	$964	$1,262	$2,064	$2,235
Fee and other revenue – GAAP	$2,980	$2,883	$3,203	$5,863	$6,063
Income from consolidated investment management funds – GAAP	46	36	65	82	115
Net interest revenue – GAAP	719	728	757	1,447	1,476
Total revenue – GAAP	3,745	3,647	4,025	7,392	7,654
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	17	20	39	37	55
Total revenue excluding net income attributable to noncontrolling interests of consolidated investment management funds – Non-GAAP	$3,728	$3,627	$3,986	$7,355	$7,599

Pre-tax operating margin (a)	22%	25%	30%	24%	27%
Pre-tax operating margin excluding net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP (a)	30%	27%	32%	28%	29%

(a)	Income before taxes divided by total revenue.

BNY Mellon 57

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$554	$661	$831	$1,215	$565
Add: Amortization of intangible assets, net of tax	49	49	59	98	115
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	603	710	890	1,313	680
Add: M&I, litigation and restructuring charges, net of tax	76	(7)	8	69	32
Charge related to the disallowance of certain foreign tax credits	—	—	—	—	854
Charge (recovery) related to investment management funds, net of incentives	85	(4)	(21)	81	9
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets, M&I, litigation and restructuring charges, the charge related to the disallowance of certain foreign tax credits and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$764	$699	$877	$1,463	$1,575

Average common shareholders’ equity	$36,565	$36,289	$34,467	$36,428	$34,681
Less: Average goodwill	18,149	18,072	17,957	18,110	17,975
Average intangible assets	4,354	4,422	4,661	4,388	4,709
Add: Deferred tax liability – tax deductible goodwill (a)	1,338	1,306	1,200	1,338	1,200
Deferred tax liability – intangible assets (a)	1,247	1,259	1,269	1,247	1,269
Average tangible common shareholders’ equity – Non-GAAP	$16,647	$16,360	$14,318	$16,515	$14,466

Return on common equity – GAAP (b)	6.1%	7.4%	9.7%	6.7%	3.3%
Return on common equity excluding amortization of intangible assets, M&I, litigation and restructuring charges, the charge related to the disallowance of certain foreign tax credits and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP (b)	8.4%	7.8%	10.2%	8.1%	9.2%

Return on tangible common equity – Non-GAAP (b)	14.5%	17.6%	25.0%	16.0%	9.5%
Return on tangible common equity excluding M&I, litigation and restructuring charges, the charge related to the disallowance of certain foreign tax credits and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP (b)	18.4%	17.3%	24.6%	17.9%	22.0%

(a)
Deferred tax liabilities are based on fully phased-in Basel III rules. The first and second quarters of 2014 include deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)	Annualized.

58 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$38,326	$37,986	$37,497	$35,863
Less: Preferred stock	1,562	1,562	1,562	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	36,764	36,424	35,935	34,301
Less: Goodwill	18,196	18,100	18,073	17,919
Intangible assets	4,314	4,380	4,452	4,588
Add: Deferred tax liability – tax deductible goodwill (a)	1,338	1,306	1,302	1,200
Deferred tax liability – intangible assets (a)	1,247	1,259	1,222	1,269
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$16,839	$16,509	$15,934	$14,263

Total assets at period end – GAAP	$400,740	$368,241	$374,516	$360,688
Less: Assets of consolidated investment management funds	10,428	11,451	11,272	11,471
Subtotal assets of operations – Non-GAAP	390,312	356,790	363,244	349,217
Less: Goodwill	18,196	18,100	18,073	17,919
Intangible assets	4,314	4,380	4,452	4,588
Cash on deposit with the Federal Reserve and other central banks (b)	104,916	83,736	105,384	78,671
Tangible total assets of operations at period end – Non-GAAP	$262,886	$250,574	$235,335	$248,039

BNY Mellon shareholders’ equity to total assets – GAAP	9.6%	10.3%	10.0%	9.9%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.2%	9.9%	9.6%	9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	6.4%	6.6%	6.8%	5.8%

Period-end common shares outstanding (in thousands)	1,131,596	1,140,373	1,142,250	1,150,477

Book value per common share – GAAP	$32.49	$31.94	$31.46	$29.81
Tangible book value per common share – Non-GAAP	$14.88	$14.48	$13.95	$12.40

(a)
Deferred tax liabilities are based on fully phased-in Basel III rules. Deferred tax liabilities at June 30, 2014 and March 31, 2014 include deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents the reconciliation of consolidated investment management and performance fee revenue excluding money market fee waivers.

Investment management and performance fees				2Q14 vs.
(dollars in millions)	2Q14	1Q14	2Q13	2Q13	1Q14
Investment management and performance fees – GAAP	$883	$843	$848	4%	5%
Add: Money market fee waivers	72	81	64	13	(11)
Investment management and performance fees excluding money market fee waivers – Non-GAAP	$955	$924	$912	5%	3%

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Income from consolidated investment management funds	$46	$36	$65	$82	$115
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	17	20	39	37	55
Income from consolidated investment management funds, net of noncontrolling interests	$29	$16	$26	$45	$60

BNY Mellon 59

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Investment management fees	$18	$18	$20	$36	$40
Other (Investment income)	11	(2)	6	9	20
Income from consolidated investment management funds, net of noncontrolling interests	$29	$16	$26	$45	$60

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business						Year-to-date
(dollars in millions)	2Q13	3Q13	4Q13	1Q14	2Q14	2014	2013
Income before income taxes – GAAP	$271	$225	$266	$246	$171	$417	$477
Add: Amortization of intangible assets	39	35	35	31	31	62	78
Money market fee waivers	24	30	33	35	28	63	45
Charge (recovery) related to investment management funds, net of incentives	(27)	—	—	(5)	109	104	12
Income before income taxes excluding amortization of intangible assets, money market fee waivers and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$307	$290	$334	$307	$339	$646	$612

Total revenue – GAAP	$975	$949	$1,061	$970	$1,036	$2,006	$1,918
Less: Distribution and servicing expense	110	107	108	106	111	217	214
Money market fee waivers benefiting distribution and servicing expense	35	38	38	38	37	75	71
Add: Money market fee waivers impacting total revenue	59	68	71	73	65	138	116
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$889	$872	$986	$899	$953	$1,852	$1,749

Pre-tax operating margin (a)	28%	24%	25%	25%	16%	21%	25%
Pre-tax operating margin, excluding amortization of intangible assets, money market fee waivers, the charge (recovery) related to investment management funds, net of incentives and net of distribution and servicing expense – Non-GAAP (a)	34%	33%	34%	34%	36%	35%	35%

(a)	Income before taxes divided by total revenue.

The following table presents the reconciliation of our Basel I CET1 ratio.

Basel I CET1 ratio (dollars in millions)	Dec. 31, 2013	June 30, 2013
Total Tier 1 capital – Basel I	$18,335	$16,951
Less: Trust preferred securities	330	303
Preferred stock	1,562	1,562
Total CET1 – Basel I	$16,443	$15,086

Total risk-weighted assets – Basel I	$113,322	$114,511

Basel I CET1 ratio – Non-GAAP	14.5%	13.2%

60 BNY Mellon

The following table presents the reconciliation of the fully phased-in Basel III to the transitional Standardized Approach and Advanced Approach at June 30, 2014.

Basel III capital components and ratios at June 30, 2014	Fully phased-in Basel III			Transitional Approach
		Adjustments (a)
(dollars in millions)
CET1:
Common equity	$36,764	$105	(b)	$36,869
Goodwill and intangible assets	(19,925)	2,453	(c)	(17,472)
Net pension fund assets	(106)	85	(d)	(21)
Equity method investments	(430)	99	(c)	(331)
Deferred tax assets	(17)	14	(d)	(3)
Other	(9)	2	(e)	(7)
Total CET1	16,277	2,758		19,035
Other Tier 1 capital:
Preferred stock	1,562	—		1,562
Trust-preferred securities	—	171	(f)	171
Disallowed deferred tax assets	—	(14)	(d)	(14)
Net pension fund assets	—	(85)	(d)	(85)
Total Tier 1 capital	17,839	2,830		20,669

Tier 2 capital:
Trust-preferred securities	—	171	(f)	171
Subordinated debt	398	—		398
Allowance for credit losses	311	—		311
Total Tier 2 capital - Standardized Approach	709	171		880
Excess of expected credit losses	45	—		45
Less: Allowance for credit losses	311	—		311
Total Tier 2 capital - Advanced Approach	$443	$171		$614
Total capital - Standardized Approach	$18,548	$3,001		$21,549
Total capital - Advanced Approach	$18,282	$3,001		$21,283

Risk-weighted assets - Standardized Approach	$158,168	$(25,119)	(g)	$133,049
Risk-weighted assets - Advanced Approach	$162,072	$4,409	(g)	$166,481

Standardized Approach:
Estimated Basel III CET1 ratio	10.3%			14.3%
Tier 1 capital ratio	11.3			15.5
Total (Tier 1 plus Tier 2) capital ratio	11.7			16.2

Advanced Approach:
Estimated Basel III CET1 ratio	10.0%			11.4%
Tier 1 capital ratio	11.0			12.4
Total (Tier 1 plus Tier 2) capital ratio	11.3			12.8

(a)	Reflects transition adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2014 under the Final Capital Rules.

(b)	Represents the portion of accumulated other comprehensive (income) loss excluded from common equity.

(c)	Represents intangible assets, other than goodwill, net of the corresponding deferred tax liabilities.

(d)	Represents the deduction for net pension fund assets and disallowed deferred tax assets in CET1 and Tier 1 capital.

(e)	Represents the transition adjustment related to cash flow hedges.

(f)	During 2014, 50% of outstanding trust preferred securities are included in Tier 1 capital and 50% in Tier 2 capital.

(g)
Following are the primary differences between risk-weighted assets determined under fully phased-in Basel III-Standardized Approach and Basel I. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under fully phased-in Basel III, the Standardized Approach uses a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-weighting under fully phased-in Basel III than Basel I, and fully phased-in Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach, whereas the Advanced Approach permits the VaR approach but requires certain model qualifications and approvals, for determining risk-weighted assets on certain repo-style transactions. In 2014, Standardized Approach and Advanced Approach risk-weighted assets include transition adjustments for intangible assets, other than goodwill, and equity exposure.

BNY Mellon 61

The following table presents the reconciliation of our estimated fully phased-in Basel III CET1 ratio under the Standardized Approach and Advanced Approach.

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (a)	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013
(dollars in millions)
Total Tier 1 capital	$20,669	$20,553	$18,335	$16,951
Adjustments to determine estimated fully phased-in Basel III CET1:
Deferred tax liability – tax deductible intangible assets	—	—	70	81
Intangible deduction	(2,453)	(2,496)	—	—
Preferred stock	(1,562)	(1,562)	(1,562)	(1,562)
Trust preferred securities	(171)	(167)	(330)	(303)
Other comprehensive income (loss) and net pension fund assets:
Securities available-for-sale	586	430	387	560
Pension liabilities	(691)	(705)	(900)	(1,379)
Net pension fund assets	—	—	(713)	(268)
Total other comprehensive income (loss) and net pension fund assets	(105)	(275)	(1,226)	(1,087)
Equity method investments	(99)	(102)	(445)	(500)
Deferred tax assets	—	—	(49)	(26)
Other	(2)	—	17	23
Total estimated fully phased-in Basel III CET1	$16,277	$15,951	$14,810	$13,577

Under the Standardized Approach:
Estimated fully phased-in Basel III risk-weighted assets	$158,168	$143,882	$139,865	$145,841

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (b)	10.3%	11.1%	10.6%	9.3%

Under the Advanced Approach:
Estimated fully phased-in Basel III risk-weighted assets	$162,072	$148,736	$130,849	$138,304

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (b)	10.0%	10.7%	11.3%	9.8%

(a)
The estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the Final Capital Rules, which are being gradually phased-in over a multi-year period. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely impacted.

(b)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods. The net impact of such consolidated assets for the June 30, 2014 estimated CET1 ratio on a fully phased-in basis was a decrease of 101 basis points under the Advanced Approach and 58 basis points under the Standardized Approach.

62 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures

On June 12, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures. This ASU amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. This ASU requires public entities to apply the accounting changes and comply with the enhanced disclosure requirements for the first interim or annual reporting period beginning after Dec. 15, 2014. However, for repurchase and securities lending transactions reported as secured borrowings, the ASU’s enhanced disclosures are effective for annual periods beginning after Dec. 15, 2014 and interim periods beginning after March 15, 2015. Early adoption is not permitted.

ASU - 2014-09 - Revenue from Contracts with Customers

On May 28, 2014, the FASB issued ASU, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on Jan. 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ASU - 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

On April 10, 2014, the FASB issued ASU, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for determining which future disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU is effective for periods beginning on or after Dec. 15, 2014. Early adoption is permitted.

Proposed Accounting Standards

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis.” This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU, we do not expect to be required to consolidate additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to deconsolidate a portion of the CLOs we currently consolidate, with further deconsolidation possible depending on future changes to BNY Mellon’s investment in subordinated notes. The FASB has recently concluded re-deliberating an update to the proposed ASU. A final ASU is expected to be issued during the second half of 2014. The final guidance is expected to be effective for annual reporting periods beginning after Dec. 15, 2015.

BNY Mellon 63

Early adoption in fiscal years beginning before the effective date is expected to be permitted.

Proposed ASU - Leases

In May 2013, the FASB and the International Accounting Standards Board (“IASB”) issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. In March 2014, the FASB and IASB re-deliberated the ASU and were unable to reach a consensus on certain key issues. Deliberations are expected to continue over the coming months. An effective date is not expected before 2017.

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require a current estimate of the expected contractual cash flows an entity does not expect to collect on financial assets that are not measured at fair value through the income statement. The proposal would also change current practice for recognizing OTTI and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. The FASB has decided on a current expected credit loss model for financial assets measured at amortized cost. Currently, the FASB is re-deliberating based on comments received. An effective date has not been determined. On July 24, 2014, the IASB issued its new standard which replaces the current “incurred loss” model. It will be effective Jan. 1, 2018 and early adoption is permitted.

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. In January 2014, the FASB tentatively decided not to continue to pursue the business model assessment approach for classification and measurement of financial assets. The FASB is currently re-deliberating based on the comments received and is expected to issue a final

64 BNY Mellon

standard by the end of 2014. An effective date is not expected before 2017.

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

Update to Internal Controls - Integrated Framework

On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal controls. Updates to the framework were intended to clarify internal control concepts and simplify their use and application. The 1992 framework will remain available during the transition period, which extends to Dec. 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. Concurrent with the 2013 Framework release, COSO indicated that organizations reporting externally should clearly disclose whether the original Framework or the updated Framework was utilized. BNY Mellon is currently transitioning to the COSO 2013 Framework as it relates to our Internal Control over Financial Reporting.

Regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2013 Annual Report and “Regulatory Developments” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Capital Planning and Stress Testing

BNY Mellon’s capital distributions are subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Tests (“DFAST”) are a major component of the Federal Reserve’s oversight.

CCAR and the Federal Reserve’s capital planning rules require BHCs with $50 billion or more in total consolidated assets, including BNY Mellon, to submit annual capital plans to their Federal Reserve Bank. BNY Mellon and other covered BHCs may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. The Federal Reserve may object to a capital plan for quantitative or qualitative reasons, including if the covered BHC will not meet all minimum regulatory capital ratios and a 5% Basel I Tier 1 common ratio for each quarter throughout a nine-quarter planning horizon under stressed scenarios.

In June 2014, the U.S. federal banking agencies proposed to revise aspects of their rules pertaining to CCAR and DFAST (the “Proposed Rules”). These revisions include, among other changes, proposals to limit the ability of a BHC subject to CCAR to make capital distributions in a given quarter if its actual capital issuances in that quarter are less than the amount indicated in its capital plan and to eliminate the need to obtain prior approval for “accretive” issuances of capital instruments that would qualify

BNY Mellon 65

for inclusion in the numerator of regulatory capital ratios. Comments are due to the U.S. federal banking agencies concerning the Proposed Rules by August 11, 2014.

Money Market Fund Reforms

Regulators have focused on risks that money market funds (“MMFs”) may pose to financial stability. In July 2014, the Securities and Exchange Commission finalized rules (the “MMF Rules”) that will require institutional prime money market funds (including institutional municipal money market funds) to maintain a floating net asset value (“NAV”) based on the current market value of the securities in their portfolios rounded to the fourth decimal place. Previously, such funds could maintain a stable NAV of $1.00. Government MMFs and retail MMFs are exempt from these requirements and may continue to maintain a stable NAV. The MMF Rules also provide new tools to MMFs’ boards of directors to address a run on a fund. In particular the MMF Rules allow a MMF’s board of directors to impose liquidity fees of up to 2% or temporarily suspend redemptions for up to 10 days if a MMF’s level of weekly liquid assets falls below 30 percent of its total assets. Government MMFs are not required to adopt the liquidity fees and redemption gates provision, but they may opt to do so. In addition, there is a two year transition period before the floating NAV and the fees and gate requirements become effective.

Beyond these primary reforms, the MMF Rules also expand disclosure requirements, tighten the diversification requirements and impose additional stress testing requirements. There is an 18 month transition period before these requirements become effective. The MMF Rules also introduce a new Form N-CR, which would require MMFs to disclose certain events (for example, the imposition or removal of fees or gates, the primary consideration or factors taken into account by a board of directors, in its decision related to fees and gates, and portfolio security defaults). The MMF Rules establish a nine month transition period before reporting on Form N-CR is required.

The final MMF Rules are highly complex, and we are continuing to evaluate their impact. It is possible that the MMR Rules could result in changes to the size and composition of our AUM, AUC/A, and total deposits.

Supplementary Leverage Ratio

In July 2013, the U.S. federal banking agencies finalized the Basel III-based capital rules in the U.S. Among other new requirements, the Basel III Final Capital Rules introduced a 3% supplementary leverage ratio (“SLR”) for all Advanced Approaches banking organizations. The SLR becomes effective as a binding ratio on Jan. 1, 2018, although commencing in January 2015 each Advanced Approaches banking organization is required to calculate and report its SLR. Unlike the Tier 1 leverage ratio that has long applied to U.S. banking organizations, the SLR includes certain off-balance sheet exposures in the denominator, including the potential future exposure of derivative contracts and notional amount of commitments.

In April 2014, the U.S. federal banking agencies adopted an “enhanced” increased SLR for banking organizations with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as their depository institution subsidiaries. Under these applicability criteria, the eight U.S. banking organizations that have been identified as G-SIBs by the Financial Stability Board as global systemically important banks (“G-SIBs”) (including BNY Mellon) and their insured depository institution subsidiaries would be subject to the enhanced SLR. The enhanced SLR requires BNY Mellon and the other U.S. G-SIB bank holding companies to maintain a 2% buffer over the minimum 3% SLR for a total 5% SLR in order to avoid certain restrictions on capital distributions and discretionary bonus payments. In addition, the eight G-SIBs’ insured depository institution subsidiaries, regardless of the amount of their consolidated assets or assets under custody, must maintain a 6% SLR to be deemed “well-capitalized” under the “prompt corrective action” framework. The final enhanced SLR rule for G-SIBs, like the SLR more generally applicable to all Advanced Approaches banking organizations, will become effective on Jan. 1, 2018.

The Basel Committee finalized changes to the denominator of the Basel III leverage ratio in January 2014. These modifications would change the exposure measurement methodology for the on-balance sheet assets and off-balance sheet activities of banking organizations subject to the SLR. Among other changes, the final Basel III denominator allows daily averaging for leverage ratio calculations and adopts more favorable “credit conversion factors” for

66 BNY Mellon

commitments. In April 2014, the U.S. federal banking agencies issued a notice of proposed rulemaking (“NPR”) to modify the SLR denominator in the U.S. to align with the final Basel III changes to the leverage ratio denominator. The proposed changes would apply to all Advanced Approaches banking organizations subject to the SLR and all the G-SIBs and their insured depository institution subsidiaries subject to the enhanced SLR. The rules proposed in the NPR have not been finalized.

Credit Exposure Limits

The Basel Committee issued a Consultative Document in March 2013 outlining a supervisory framework for measuring and controlling large exposures. The framework is conceptually analogous to the Federal Reserve’s proposed single counterparty credit limits implementing section 165(e) of the Dodd-Frank Act. The Federal Reserve has yet to finalize the single counterparty credit limits. In finalizing the single counterparty credit limits, the Federal Reserve has indicated that it intends to take into account the Basel Committee’s work on the large exposure framework.

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

This framework will become binding on U.S. banking organizations only to the extent that the U.S. federal banking agencies implement the framework in the U.S., including through the Federal Reserve’s adoption of final single counterparty credit limits implementing section 165(e) of the Dodd-Frank Act.

European Initiatives Concerning Proprietary Trading

The European Commission has outlined the European Union’s proposals on structural banking reform. The proposed reforms, which in some respects are similar to the Volcker Rule in the United States implementing section 619 of the Dodd-Frank Act, would ban proprietary trading for systemically important banks and grant supervisory authority to separate risky trading activity from deposit taking. The recent European Parliamentary elections and consequent reassignment of offices in both executive and legislative functions in Brussels means that further development of these proposals likely will be delayed until at least the third quarter of 2014.

EMIR (European Market Infrastructure Regulation), and the MiFID 2 (Markets in Financial Instruments Directive 2) and MiFIR (Markets in Financial Instruments Regulation) package

The European Markets Infrastructure Regulation (“EMIR”) is directed at reducing systemic risk through the centralized clearing of derivatives, and covers trade reporting, trade repositories and the performance and activities of central counterparties.  Full implementation of EMIR will continue through 2014 and beyond, and details remain to be determined as regulatory technical standards continue to be issued. MiFID 2 and MiFIR have extended the scope of the original MiFID 1 to non-equity instruments such as bonds and derivatives, and create additional regulatory requirements on subject institutions, including BNY Mellon and certain of its clients. Full implementation is not anticipated to occur until 2016.  Taken together, EMIR and the MiFID 2 are expected to alter certain market practices, and the impact of these standards may increase capital, margin, and other costs for market participants as well as introducing further operational complexity.

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

BNY Mellon 67

Resolution Fund. The DGSD further protects depositors with pre-funded guarantee schemes in each Member State.

In June 2014, the European Commission released a public consultation on the contributions of credit institutions to resolution financing arrangements. Under this consultation, credit institutions and investment firms subject to the BRRD and SRM (which include The Bank of New York Mellon SA/NV) will be required to contribute to a resolution fund based on the amount of the institution’s liabilities and the institution’s risk profile.

Resolution Planning

Large BHCs must develop and submit to the Federal Reserve and FDIC for review resolution plans for their rapid and orderly liquidation in the event of material financial distress or failure.  In a joint press release issued in August 2014, the Federal Reserve and FDIC announced completion of their reviews of the second round of resolution plans submitted in 2013 by 11 large, complex banking organizations, referred to as the “first wave filers” and including BNY Mellon.  In addition to confidential supervisory letters the agencies are sending to each firm regarding the specific shortcomings of the individual plans and the expectations for the firms’ submissions in July 2015, the joint press release noted two common features of the plans’ shortcomings across firms: (i) assumptions that the agencies regard as unrealistic or inadequately supported and (ii) the failure to make or identify changes in firm structure and practices that would be necessary to enhance the prospects for orderly resolution.  The FDIC determined that the plans submitted by the first-wave filers are not credible and do not facilitate an orderly resolution under the U.S. Bankruptcy Code.  The Federal Reserve was silent as to its determination regarding the credibility of the plans, but did state that the first-wave filers, including BNY Mellon, must take immediate action to improve their resolvability and reflect those improvements in their 2015 plans. See the discussion of this matter in our 2013 Annual Report in “Risk Factors - Operational and Business Risk - We are subject to extensive government regulation and supervision and have been impacted by a significant amount of rulemaking as a result of the 2008 financial crisis.  Failure to comply with these regulations could have a material adverse effect on our business, financial condition and results of operation.”

Website information

Our website is www.bnymellon.com. We currently make available the following information under the Investor Relations portion of our website. With respect to SEC filings, we post such information as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

•
All of our SEC filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, SEC Forms 3, 4 and 5 and any proxy statement mailed by us in connection with the solicitation of proxies;

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

68 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fee and other revenue
Investment services fees:
Asset servicing	$1,022	$1,009	$988	$2,031	$1,957
Clearing services	326	325	321	651	625
Issuer services	231	229	294	460	531
Treasury services	141	136	139	277	280
Total investment services fees	1,720	1,699	1,742	3,419	3,393
Investment management and performance fees	883	843	848	1,726	1,670
Foreign exchange and other trading revenue	130	136	207	266	368
Distribution and servicing	43	43	45	86	94
Financing-related fees	44	38	44	82	85
Investment and other income (a)	142	102	285	244	373
Total fee revenue (a)	2,962	2,861	3,171	5,823	5,983
Net securities gains — including other-than-temporary impairment	18	23	35	41	83
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	1	3	1	3
Net securities gains	18	22	32	40	80
Total fee and other revenue (a)	2,980	2,883	3,203	5,863	6,063
Operations of consolidated investment management funds
Investment income	141	138	159	279	305
Interest of investment management fund note holders	95	102	94	197	190
Income from consolidated investment management funds	46	36	65	82	115
Net interest revenue
Interest revenue	811	812	836	1,623	1,651
Interest expense	92	84	79	176	175
Net interest revenue	719	728	757	1,447	1,476
Provision for credit losses	(12)	(18)	(19)	(30)	(43)
Net interest revenue after provision for credit losses	731	746	776	1,477	1,519
Noninterest expense
Staff	1,439	1,511	1,509	2,950	2,981
Professional, legal and other purchased services	314	312	317	626	612
Software	154	152	157	306	297
Net occupancy	152	154	159	306	322
Distribution and servicing	112	107	111	219	217
Furniture and equipment	82	85	81	167	169
Sub-custodian	81	68	77	149	141
Business development	68	64	90	132	158
Other	347	223	215	570	522
Amortization of intangible assets	75	75	93	150	179
Merger and integration, litigation and restructuring charges	122	(12)	13	110	52
Total noninterest expense	2,946	2,739	2,822	5,685	5,650
Income
Income before income taxes (a)	811	926	1,222	1,737	2,047
Provision for income taxes (a)	217	232	339	449	1,401
Net income (a)	594	694	883	1,288	646
Net (income) attributable to noncontrolling interests (includes $(17), $(20), $(39), $(37) and $(55) related to consolidated investment management funds, respectively)	(17)	(20)	(40)	(37)	(56)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	577	674	843	1,251	590
Preferred stock dividends	(23)	(13)	(12)	(36)	(25)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$554	$661	$831	$1,215	$565

(a)
Results for the second quarter of 2013 and the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

BNY Mellon 69

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$554	$661	$831	$1,215	$565
Less: Earnings allocated to participating securities (a)	10	13	15	23	10
Change in the excess of redeemable value over the fair value of noncontrolling interests	N/A	N/A	—	N/A	1
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share (a)	$544	$648	$816	$1,192	$554

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic	1,133,556	1,138,645	1,152,545	1,136,086	1,155,667
Common stock equivalents	18,198	20,435	15,589	18,588	15,746
Less: Participating securities	(11,954)	(14,570)	(12,153)	(12,726)	(12,244)
Diluted	1,139,800	1,144,510	1,155,981	1,141,948	1,159,169

Anti-dilutive securities (b)	45,784	47,997	78,825	47,089	78,418

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (a)(c)	Quarter ended			Year-to-date
(in dollars)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic	$0.48	$0.57	$0.71	$1.05	$0.48
Diluted	$0.48	$0.57	$0.71	$1.04	$0.48

(a)
Results for the second quarter of 2013 and the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

N/A - Not applicable.

See accompanying Notes to Consolidated Financial Statements.

70 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (a)	$594	$694	$883	$1,288	$646
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	77	37	5	114	(304)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	210	162	(736)	372	(742)
Reclassification adjustment	(14)	(13)	(17)	(27)	(47)
Total unrealized gain (loss) on assets available-for-sale	196	149	(753)	345	(789)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	17	19	31	36	74
Total defined benefit plans	17	19	31	36	74
Net unrealized gain (loss) on cash flow hedges	(2)	1	(9)	(1)	(8)
Total other comprehensive income (loss), net of tax (b)	288	206	(726)	494	(1,027)
Net (income) attributable to noncontrolling interests	(17)	(20)	(40)	(37)	(56)
Other comprehensive (income) loss attributable to noncontrolling interests	(1)	(3)	(10)	(4)	19
Net comprehensive income (loss)	$864	$877	$107	$1,741	$(418)

(a)
Prior periods were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $287 million for the quarter ended June 30, 2014, $203 million for the quarter ended March 31, 2014 , $(736) million for the quarter ended June 30, 2013, $490 million for the six months ended June 30, 2014 and $(1,008) million for the six months ended June 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 71

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	June 30,	Dec. 31,
(dollars in millions, except per share amounts)	2014	2013
Assets
Cash and due from:
Banks	$6,173	$6,460
Interest-bearing deposits with the Federal Reserve and other central banks	105,657	104,359
Interest-bearing deposits with banks	41,459	35,300
Federal funds sold and securities purchased under resale agreements	15,062	9,161
Securities:
Held-to-maturity (fair value of $19,211 and $19,443)	19,102	19,743
Available-for-sale	85,688	79,309
Total securities	104,790	99,052
Trading assets	10,856	12,098
Loans	59,248	51,657
Allowance for loan losses	(187)	(210)
Net loans	59,061	51,447
Premises and equipment	1,590	1,655
Accrued interest receivable	624	621
Goodwill	18,196	18,073
Intangible assets	4,314	4,452
Other assets (includes $1,650 and $1,728, at fair value)	22,530	20,566
Subtotal assets of operations	390,312	363,244
Assets of consolidated investment management funds, at fair value:
Trading assets	9,402	10,397
Other assets	1,026	875
Subtotal assets of consolidated investment management funds, at fair value	10,428	11,272
Total assets	$400,740	$374,516
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$109,570	$95,475
Interest-bearing deposits in U.S. offices	52,954	56,640
Interest-bearing deposits in Non-U.S. offices	119,915	109,014
Total deposits	282,439	261,129
Federal funds purchased and securities sold under repurchase agreements	10,301	9,648
Trading liabilities	6,844	6,945
Payables to customers and broker-dealers	17,242	15,707
Commercial paper	27	96
Other borrowed funds	1,458	663
Accrued taxes and other expenses	6,433	6,996
Other liabilities (including allowance for lending-related commitments of $124 and $134, also includes $392 and $503, at fair value)	7,066	4,827
Long-term debt (includes $338 and $321, at fair value)	20,327	19,864
Subtotal liabilities of operations	352,137	325,875
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	9,123	10,085
Other liabilities	6	46
Subtotal liabilities of consolidated investment management funds, at fair value	9,129	10,131
Total liabilities	361,266	336,006
Temporary equity
Redeemable noncontrolling interests	239	230
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 15,826 shares	1,562	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,281,585,137 and 1,268,036,220 shares	13	13
Additional paid-in capital	24,303	24,002
Retained earnings	16,796	15,952
Accumulated other comprehensive loss, net of tax	(402)	(892)
Less: Treasury stock of 149,988,907 and 125,786,430 common shares, at cost	(3,946)	(3,140)
Total The Bank of New York Mellon Corporation shareholders’ equity	38,326	37,497
Nonredeemable noncontrolling interests of consolidated investment management funds	909	783
Total permanent equity	39,235	38,280
Total liabilities, temporary equity and permanent equity	$400,740	$374,516
See accompanying Notes to Consolidated Financial Statements.

72 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2014	2013
Operating activities
Net income (a)	$1,288	$646
Net (income) attributable to noncontrolling interests	(37)	(56)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,251	590
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(30)	(43)
Pension plan contributions	(25)	(22)
Depreciation and amortization	646	706
Deferred tax (benefit) (a)	(101)	(32)
Net securities (gains) and venture capital (income)	(43)	(83)
Change in trading activities	1,027	(1,692)
Change in accruals and other, net (a)	(340)	(383)
Net cash provided by (used for) operating activities	2,385	(959)
Investing activities
Change in interest-bearing deposits with banks	(6,376)	2,682
Change in interest-bearing deposits with the Federal Reserve and other central banks	(1,298)	12,960
Purchases of securities held-to-maturity	(457)	(6,724)
Paydowns of securities held-to-maturity	880	687
Maturities of securities held-to-maturity	93	24
Purchases of securities available-for-sale	(32,071)	(17,468)
Sales of securities available-for-sale	20,806	9,218
Paydowns of securities available-for-sale	3,480	5,266
Maturities of securities available-for-sale	2,584	1,442
Net change in loans	(7,743)	(3,800)
Sales of loans and other real estate	222	80
Change in federal funds sold and securities purchased under resale agreements	(5,901)	(3,385)
Change in seed capital investments	(205)	(38)
Purchases of premises and equipment/capitalized software	(380)	(258)
Acquisitions, net of cash	(25)	(5)
Dispositions, net of cash	64	—
Other, net	9	(1,313)
Net cash (used for) investing activities	(26,318)	(632)
Financing activities
Change in deposits	21,238	164
Change in federal funds purchased and securities sold under repurchase agreements	653	5,173
Change in payables to customers and broker-dealers	1,535	(828)
Change in other borrowed funds	892	(304)
Change in commercial paper	(69)	(227)
Net proceeds from the issuance of long-term debt	2,691	1,497
Repayments of long-term debt	(2,321)	(1,128)
Proceeds from the exercise of stock options	136	136
Issuance of common stock	13	12
Issuance of preferred stock	—	494
Treasury stock acquired	(806)	(583)
Common cash dividends paid	(370)	(330)
Preferred cash dividends paid	(36)	(25)
Other, net	79	(120)
Net cash provided by financing activities	23,635	3,931
Effect of exchange rate changes on cash	11	(127)
Change in cash and due from banks
Change in cash and due from banks	(287)	2,213
Cash and due from banks at beginning of period	6,460	4,727
Cash and due from banks at end of period	$6,173	$6,940
Supplemental disclosures
Interest paid	$169	$178
Income taxes paid	268	175
Income taxes refunded	141	17

(a)
Information for the six months ended June 30, 2013 was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 73

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2013 (a)	$1,562	$13	$24,002	$15,952	$(892)	$(3,140)	$783	$38,280	(b)	$230
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		32
Redemption of subsidiary shares from noncontrolling interests	—	—	(31)	—	—	—	—	(31)		(54)
Other net changes in noncontrolling interests	—	—	10	—	—	—	93	103		23
Net income	—	—	—	1,251	—	—	37	1,288		—
Other comprehensive income (loss)	—	—	—	—	490	—	(4)	486		8
Dividends:
Common stock at $0.32 per share	—	—	—	(371)	—	—	—	(371)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(806)	—	(806)		—
Common stock issued under:
Employee benefit plans	—	—	13	—	—	—	—	13		—
Direct stock purchase and dividend reinvestment plan	—	—	10	—	—	—	—	10		—
Stock awards and options exercised	—	—	299	—	—	—	—	299		—
Balance at June 30, 2014	$1,562	$13	$24,303	$16,796	$(402)	$(3,946)	$909	$39,235	(b)	$239

(a)
Retained earnings was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,935 million at Dec. 31, 2013 and $36,764 million at June 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

74 BNY Mellon

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

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported earnings per share applicable to the common shareholders.

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation	As previously reported		As revised
(in dollars)	2Q13	YTD13	2Q13	YTD13
Basic	$0.71	$0.48	$0.71	$0.48
Diluted	$0.71	$0.48	$0.71	$0.48

The table below presents the impact of the new accounting guidance on our previously reported income statements.

Income Statement	As previously reported		Adjustments		As revised
(in millions)	2Q13	YTD13	2Q13	YTD13	2Q13	YTD13
Investment and other income	$269	$341	$16	$32	$285	$373
Total fee revenue	3,155	5,951	16	32	3,171	5,983
Total fee and other revenue	3,187	6,031	16	32	3,203	6,063
Income before income taxes	1,206	2,015	16	32	1,222	2,047
Provision for income taxes	321	1,367	18	34	339	1,401
Net income (loss)	885	648	(2)	(2)	883	646
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	845	592	(2)	(2)	843	590
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	833	567	(2)	(2)	831	565

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. Contingent payments totaled less than $1 million in the second quarter of 2014 and $1 million in the first six months of 2014.

At June 30, 2014, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could amount to $5 million over the next 3 months. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

Acquisitions in 2014

On May 1, 2014, BNY Mellon acquired the remaining 65% interest of HedgeMark International, LLC for $26 million. Since 2011, BNY Mellon held a 35% ownership stake in HedgeMark. Goodwill related to this acquisition totaled $47 million and is included in the Investment Services business. Customer relations intangible assets related to this acquisition are included in our Investment Services business and totaled $1 million.

Dispositions in 2014

On April 23, 2014, BNY Mellon sold the subsidiary that conducts corporate trust business in Mexico that was part of our Investment Services business, for $65 million. As a result of this sale, we recorded an after-tax gain of $4 million. In addition, goodwill of $8 million and customer relationship intangible assets of $1 million were removed from the balance sheet as a result of this sale.

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2014 and Dec. 31, 2013.

Securities at June 30, 2014	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$15,243	$116	$157	$15,202
U.S. Government agencies	445	5	2	448
State and political subdivisions	6,149	105	35	6,219
Agency RMBS	27,369	338	389	27,318
Non-agency RMBS	1,036	45	34	1,047
Other RMBS	2,034	36	32	2,038
Commercial MBS	2,010	57	11	2,056
Agency commercial MBS	2,412	28	9	2,431
Asset-backed CLOs	1,481	13	—	1,494
Other asset-backed securities	3,274	10	6	3,278
Foreign covered bonds	2,699	89	—	2,788
Corporate bonds	1,654	49	10	1,693
Other debt securities	16,070	133	12	16,191	(a)
Equity securities	100	1	—	101
Money market funds	810	—	—	810
Non-agency RMBS (b)	2,010	568	4	2,574
Total securities available-for-sale (c)	84,796	1,593	701	85,688
Held-to-maturity:
U.S. Treasury	3,325	31	35	3,321
U.S. Government agencies	344	—	5	339
State and political subdivisions	33	1	—	34
Agency RMBS	14,124	177	67	14,234
Non-agency RMBS	171	11	2	180
Other RMBS	372	3	14	361
Commercial MBS	15	—	—	15
Other securities	718	9	—	727
Total securities held-to-maturity	19,102	232	123	19,211
Total securities	$103,898	$1,825	$824	$104,899

(a)	Includes $14.1 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(c)
Includes gross unrealized gains of $67 million and gross unrealized losses of $312 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Securities at Dec. 31, 2013	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$13,363	$94	$605	$12,852
U.S. Government agencies	937	16	5	948
State and political subdivisions	6,706	60	92	6,674
Agency RMBS	25,564	307	550	25,321
Non-agency RMBS	1,148	44	50	1,142
Other RMBS	2,299	43	57	2,285
Commercial MBS	2,324	60	27	2,357
Agency commercial MBS	1,822	1	34	1,789
Asset-backed CLOs	1,551	11	—	1,562
Other asset-backed securities	2,894	6	9	2,891
Foreign covered bonds	2,798	73	—	2,871
Corporate bonds	1,808	32	25	1,815
Other debt securities	13,077	91	18	13,150	(a)
Equity securities	18	1	—	19
Money market funds	938	—	—	938
Non-agency RMBS (b)	2,131	567	3	2,695
Total securities available-for-sale (c)	79,378	1,406	1,475	79,309
Held-to-maturity:
U.S. Treasury	3,324	28	84	3,268
U.S. Government agencies	419	—	13	406
State and political subdivisions	44	—	—	44
Agency RMBS	14,568	20	236	14,352
Non-agency RMBS	186	10	3	193
Other RMBS	466	3	20	449
Commercial MBS	16	1	—	17
Other securities	720	—	6	714
Total securities held-to-maturity	19,743	62	362	19,443
Total securities	$99,121	$1,468	$1,837	$98,752

(a)	Includes $11.4 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(c)
Includes gross unrealized gains of $74 million and gross unrealized losses of $343 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Realized gross gains	$20	$30	$51	$50	$108
Realized gross losses	—	(3)	(1)	(3)	(6)
Recognized gross impairments	(2)	(5)	(18)	(7)	(22)
Total net securities gains	$18	$22	$32	$40	$80

Temporarily impaired securities

At June 30, 2014, substantially all of the unrealized losses on the investment securities portfolio were attributable to an increase in interest rates and credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at June 30, 2014	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$5,371	$138	$198	$19	$5,569	$157
U.S. Government agencies	99	2	—	—	99	2
State and political subdivisions	751	29	278	6	1,029	35
Agency RMBS	12,873	90	173	299	13,046	389
Non-agency RMBS	54	2	439	32	493	34
Other RMBS	196	1	539	31	735	32
Commercial MBS	332	6	187	5	519	11
Agency commercial MBS	685	9	—	—	685	9
Other asset-backed securities	378	4	406	2	784	6
Corporate bonds	101	3	137	7	238	10
Other debt securities	2,707	12	—	—	2,707	12
Non-agency RMBS (a)	41	2	19	2	60	4
Total securities available-for-sale (b)	$23,588	$298	$2,376	$403	$25,964	$701
Held-to-maturity:
U.S. Treasury	$2,279	$35	$—	$—	$2,279	$35
U.S. Government agencies	338	5	—	—	338	5
Agency RMBS	4,399	62	1,302	5	5,701	67
Non-agency RMBS	10	—	18	2	28	2
Other RMBS	—	—	254	14	254	14
Total securities held-to-maturity	$7,026	$102	$1,574	$21	$8,600	$123
Total temporarily impaired securities	$30,614	$400	$3,950	$424	$34,564	$824

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $312 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

Temporarily impaired securities at Dec. 31, 2013	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$7,719	$605	$—	$—	$7,719	$605
U.S. Government agencies	97	5	—	—	97	5
State and political subdivisions	2,374	55	222	37	2,596	92
Agency RMBS	12,011	226	83	324	12,094	550
Non-agency RMBS	102	7	592	43	694	50
Other RMBS	93	14	614	43	707	57
Commercial MBS	517	21	174	6	691	27
Agency commercial MBS	1,390	34	—	—	1,390	34
Other asset-backed securities	1,529	9	38	—	1,567	9
Corporate bonds	612	25	—	—	612	25
Other debt securities	2,976	18	—	—	2,976	18
Non-agency RMBS (a)	59	1	22	2	81	3
Total securities available-for-sale (b)	$29,479	$1,020	$1,745	$455	$31,224	$1,475
Held-to-maturity:
U.S. Treasury	$2,278	$84	$—	$—	$2,278	$84
U.S. Government agencies	406	13	—	—	406	13
Agency RMBS	12,639	236	—	—	12,639	236
Non-agency RMBS	10	—	65	3	75	3
Other RMBS	—	—	261	20	261	20
Other securities	641	6	—	—	641	6
Total securities held-to-maturity	$15,974	$339	$326	$23	$16,300	$362
Total temporarily impaired securities	$45,453	$1,359	$2,071	$478	$47,524	$1,837

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $343 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at June 30, 2014.

Maturity distribution and yield on investment securities at June 30, 2014	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$369	0.52%	$170	1.64%	$511	1.14%	$6,772	0.99%	$—	—%	$7,822
Over 1 through 5 years	9,449	0.78	189	2.02	3,118	2.06	11,697	1.15	—	—	24,453
Over 5 through 10 years	1,329	2.85	89	1.52	2,272	3.41	2,197	2.59	—	—	5,887
Over 10 years	4,055	3.12	—	—	318	2.97	6	2.82	—	—	4,379
Mortgage-backed securities	—	—	—	—	—	—	—	—	37,464	2.33	37,464
Asset-backed securities	—	—	—	—	—	—	—	—	4,772	1.07	4,772
Equity securities (b)	—	—	—	—	—	—	—	—	911	—	911
Total	$15,202	1.58%	$448	1.77%	$6,219	2.52%	$20,672	1.25%	$43,147	2.14%	$85,688
Securities held-to-maturity:
One year or less	$—	—%	$—	—%	$1	3.80%	$4	0.06%	$—	—%	$5
Over 1 through 5 years	2,429	1.22	233	1.03	—	—	714	0.54	—	—	3,376
Over 5 through 10 years	896	2.24	111	1.61	12	6.94	—	—	—	—	1,019
Over 10 years	—	—	—	—	20	4.49	—	—	—	—	20
Mortgage-backed securities	—	—	—	—	—	—	—	—	14,682	2.69	14,682
Total	$3,325	1.49%	$344	1.21%	$33	5.36%	$718	0.54%	$14,682	2.69%	$19,102

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at June 30, 2014 and Dec. 31, 2013.

Projected weighted-average default rates and loss severities
	June 30, 2014		Dec. 31, 2013
	Default rate	Severity	Default rate	Severity
Alt-A	39%	58%	40%	57%
Subprime	57%	74%	58%	71%
Prime	23%	42%	22%	42%

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
U.S. Treasury	$1	$10	$31	$11	$27
U.S. Government agencies	—	7	—	7	—
State and political subdivisions	7	(1)	—	6	—
Foreign covered bonds	3	—	—	3	8
Commercial MBS	—	—	7	—	15
European floating rate notes	—	(1)	(10)	(1)	(6)
Non-agency RMBS	(2)	(2)	(3)	(4)	1
Other	9	9	7	18	35
Total net securities gains	$18	$22	$32	$40	$80

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

Debt securities credit loss roll forward
(in millions)	2Q14	2Q13
Beginning balance as of March 31	$106	$174
Add: Initial OTTI credit losses	—	16
Subsequent OTTI credit losses	2	3
Less: Realized losses for securities sold	1	29
Ending balance as of June 30	$107	$164

Debt securities credit loss roll forward	Year-to-date
(in millions)	2014	2013
Beginning balance as of Jan. 1	$119	$288
Add: Initial OTTI credit losses	2	16
Subsequent OTTI credit losses	5	7
Less: Realized losses for securities sold	19	147
Ending balance as of June 30	$107	$164

Pledged assets

At June 30, 2014, BNY Mellon had pledged assets of $80 billion, including $61 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at June 30, 2014 included $70 billion of securities, $4 billion of trading assets, $5 billion of loans and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes.  BNY Mellon regularly moves assets in and out of its pledged asset account at the Federal Reserve.

At June 30, 2014, pledged assets included $8 billion for which the recipients were permitted to sell or repledge the assets delivered.

At Dec. 31, 2013, BNY Mellon had pledged assets of $81 billion, including $64 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window. The components of the assets pledged at Dec. 31, 2013 included $70 billion of securities, $5 billion of trading assets, $5 billion of loans and $1 billion of interest-bearing deposits with banks. At Dec. 31, 2013, pledged assets included $5 billion for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At June 30, 2014 and Dec. 31, 2013, the market value of the securities received that can be sold or repledged was $40 billion and $31 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2014 and Dec. 31, 2013, the market value of securities collateral sold or repledged was $16 billion and $13 billion, respectively.
BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at June 30, 2014 and Dec. 31, 2013.

Loans	June 30, 2014	Dec. 31, 2013
(in millions)
Domestic:
Financial institutions	$5,761	$4,511
Commercial	1,544	1,534
Wealth management loans and mortgages	10,319	9,743
Commercial real estate	2,208	2,001
Lease financings	1,321	1,322
Other residential mortgages	1,309	1,385
Overdrafts	1,748	1,314
Other	842	768
Margin loans	17,685	15,652
Total domestic	42,737	38,230
Foreign:
Financial institutions	9,284	9,848
Commercial	189	113
Wealth management loans and mortgages	84	75
Commercial real estate	18	9
Lease financings	869	945
Other (primarily overdrafts)	6,067	2,437
Total foreign	16,511	13,427
Total loans (a)	$59,248	$51,657

(a)	Net of unearned income of $918 million at June 30, 2014 and $1,020 million at Dec. 31, 2013 primarily on domestic and foreign lease financings.

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

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended June 30, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Charge-offs	—	—	—	—	(1)	(1)	—		(2)	(4)
Recoveries	1	—	—	—	—	—	—		—	1
Net (charge-offs) recoveries	1	—	—	—	(1)	(1)	—		(2)	(3)
Provision	(6)	3	(5)	(2)	—	(2)	—		—	(12)
Ending balance	$74	$45	$43	$33	$22	$47	$—		$47	$311
Allowance for:
Loan losses	$17	$27	$8	$33	$16	$47	$—		$39	$187
Lending-related commitments	57	18	35	—	6	—	—		8	124
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$9	$—	$—		$5	$30
Allowance for loan losses	3	1	—	—	2	—	—		1	7
Collectively evaluated for impairment:
Loan balance	$1,531	$2,205	$5,761	$1,321	$10,310	$1,309	$20,275	(a)	$16,506	$59,218
Allowance for loan losses	14	26	8	33	14	47	—		38	180

(a)	Includes $1,748 million of domestic overdrafts, $17,685 million of margin loans and $842 million of other loans at June 30, 2014.

Allowance for credit losses activity for the quarter ended March 31, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$83	$41	$49	$37	$24	$54	$—		$56	$344
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	—	—	—	—	—	—	—		—	—
Provision	(4)	1	(1)	(2)	(1)	(4)	—		(7)	(18)
Ending balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Allowance for:
Loan losses	$20	$23	$9	$35	$18	$50	$—		$43	$198
Lending-related commitments	59	19	39	—	5	—	—		6	128
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$10	$—	$—		$7	$33
Allowance for loan losses	3	1	—	—	2	—	—		2	8
Collectively evaluated for impairment:
Loan balance	$1,741	$2,125	$4,492	$1,308	$9,912	$1,346	$18,296	(a)	$14,783	$54,003
Allowance for loan losses	17	22	9	35	16	50	—		41	190

(a)	Includes $1,078 million of domestic overdrafts, $16,430 million of margin loans and $788 million of other loans at March 31, 2014.

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$97	$31	$33	$39	$29	$81	$2		$46	$358
Charge-offs	—	—	—	—	—	(3)	—		—	(3)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	—	—	—	—	—	(2)	—		—	(2)
Provision	(4)	(1)	1	2	(10)	(4)	(2)		(1)	(19)
Ending balance	$93	$30	$34	$41	$19	$75	$—		$45	$337
Allowance for:
Loan losses	$19	$18	$7	$41	$15	$75	$—		$37	$212
Lending-related commitments	74	12	27	—	4	—	—		8	125
Individually evaluated for impairment:
Loan balance	$54	$15	$2	$—	$14	$—	$—		$9	$94
Allowance for loan losses	3	1	—	—	3	—	—		4	11
Collectively evaluated for impairment:
Loan balance	$1,457	$2,060	$3,944	$1,282	$9,176	$1,505	$16,853	(a)	$13,936	$50,213
Allowance for loan losses	16	17	7	41	12	75	—		33	201

(a)	Includes $1,762 million of domestic overdrafts, $14,434 million of margin loans and $657 million of other loans at June 30, 2013.

Allowance for credit losses activity for the six months ended June 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$83	$41	$49	$37	$24	$54	$—	$56	$344
Charge-offs	—	—	—	—	(1)	(2)	—	(2)	(5)
Recoveries	1	—	—	—	—	1	—	—	2
Net (charge-offs) recoveries	1	—	—	—	(1)	(1)	—	(2)	(3)
Provision	(10)	4	(6)	(4)	(1)	(6)	—	(7)	(30)
Ending balance	$74	$45	$43	$33	$22	$47	$—	$47	$311

Allowance for credit losses activity for the six months ended June 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$104	$30	$36	$49	$30	$88	$2	$48	$387
Charge-offs	(2)	—	—	—	—	(6)	—	—	(8)
Recoveries	—	—	—	—	—	1	—	—	1
Net (charge-offs)	(2)	—	—	—	—	(5)	—	—	(7)
Provision	(9)	—	(2)	(8)	(11)	(8)	(2)	(3)	(43)
Ending balance	$93	$30	$34	$41	$19	$75	$—	$45	$337

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets	June 30, 2014	Dec. 31, 2013
(in millions)
Nonperforming loans:
Other residential mortgages	$105	$117
Commercial	13	15
Wealth management loans and mortgages	12	11
Foreign	4	6
Commercial real estate	4	4
Total nonperforming loans	138	153
Other assets owned	4	3
Total nonperforming assets (a)	$142	$156

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $68 million at June 30, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At June 30, 2014, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest
(in millions)	2Q14	1Q14	2Q13	YTD14	YTD13
Amount by which interest income recognized on nonperforming loans exceeded reversals	$1	$—	$1	$1	$2
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$2	$2	$3	$4	$5

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	June 30, 2014		March 31, 2014		June 30, 2013
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$13	$—	$14	$—	$50	$1
Commercial real estate	2	—	3	—	2	—
Financial institutions	—	—	—	—	1	—
Wealth management loans and mortgages	8	—	9	—	19	—
Foreign	6	—	6	—	9	—
Total impaired loans with an allowance	29	—	32	—	81	1
Impaired loans without an allowance:
Commercial	—	—	—	—	4	—
Commercial real estate	1	—	1	—	13	—
Financial institutions	—	—	—	—	2	—
Wealth management loans and mortgages	2	—	2	—	4	—
Total impaired loans without an allowance (a)	3	—	3	—	23	—
Total impaired loans	$32	$—	$35	$—	$104	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	June 30, 2014		June 30, 2013
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$14	$—	$52	$2
Commercial real estate	2	—	7	—
Financial institutions	—	—	1	—
Wealth management loans and mortgages	8	—	21	—
Foreign	6	—	9	—
Total impaired loans with an allowance	30	—	90	2
Impaired loans without an allowance:
Commercial	—	—	3	—
Commercial real estate	1	—	9	—
Financial institutions	—	—	2	—
Wealth management loans and mortgages	2	—	4	—
Total impaired loans without an allowance (a)	3	—	18	—
Total impaired loans	$33	$—	$108	$2

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	June 30, 2014			Dec. 31, 2013
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$13	$13	$3	$15	$20	$2
Commercial real estate	2	3	1	2	4	1
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	7	8	2	9	9	3
Foreign	5	5	1	6	17	1
Total impaired loans with an allowance	27	29	7	32	50	7
Impaired loans without an allowance:
Commercial real estate	1	1	N/A	1	1	N/A
Wealth management loans and mortgages	2	2	N/A	3	3	N/A
Total impaired loans without an allowance (b)	3	3	N/A	4	4	N/A
Total impaired loans (c)	$30	$32	$7	$36	$54	$7

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both June 30, 2014 and Dec. 31, 2013. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2014 and Dec. 31, 2013.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	June 30, 2014				Dec. 31, 2013
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Financial institutions (a)	$—	$—	$312	$312	$37	$—	$—	$37
Other residential mortgages	5	26	5	36	32	6	6	44
Commercial real estate	6	5	—	11	22	2	—	24
Wealth management loans and mortgages	7	—	1	8	45	3	1	49
Total domestic	18	31	318	367	136	11	7	154
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$18	$31	$318	$367	$136	$11	$7	$154

(a)
Past due loans at June 30, 2014 include a loan to an asset manager, Sentinel Management Group, Inc. (“Sentinel”), which was reestablished as a fully collateralized performing loan in the first quarter of 2014.

In August 2007, BNY Mellon loaned $312 million to Sentinel Management Group, Inc. (“Sentinel”), secured by securities and cash.  Sentinel filed for bankruptcy in 2007, and BNY Mellon’s status as a secured lender is the subject of continuing litigation. In 2010, the district court ruled in favor of BNY Mellon, and the loan was repaid. An appellate court reversed the district court’s ruling on Aug. 26, 2013, and remanded to the district court for further proceedings. BNY Mellon held no loans to Sentinel at Dec. 31, 2013. On Jan. 22, 2014, the Bankruptcy Court, ordered that the funds distributed to BNY Mellon after the district court’s favorable decision be returned to the bankruptcy estate and held in a reserve earmarked for purposes of BNY Mellon’s claim until the district court issues its decision on the merits of the challenges to BNY Mellon’s lien. Accordingly, the loan was reestablished as a fully collateralized performing loan in the first quarter of 2014. Through

June 30, 2014, accrued interest on the reestablished loan totaled $27 million. The ongoing litigation could result in a ruling adverse to BNY Mellon at some point in the future. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

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

The following table presents TDRs that occurred in the second quarter of 2014, first quarter of 2014 and second quarter of 2013.

TDRs	2Q14			1Q14			2Q13
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	28	$5	$6	31	$5	$5	28	$5	$7
Wealth management loans and mortgages	1	—	—	—	—	—	—	—	—
Foreign	—	—	—	1	5	4	—	—	—
Total TDRs	29	$5	$6	32	$10	$9	28	$5	$7

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The modifications of the other residential mortgage loans in the second quarter of 2014, first quarter of 2014 and second quarter of 2013 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

Wealth management loan and mortgages

The modifications of the wealth management loans and mortgages in the second quarter of 2014 consisted of a change in payment terms and extensions of the maturity date. The difference between the book value of the loan and the estimated fair value of the collateral is included in the allowance for credit losses.

Foreign

The modification of the foreign loan in the first quarter of 2014 consisted of extending the maturity date of the loan. The difference between the book value of the loan and the net present value discounted at the original loan’s rate is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 6 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the second quarter of 2014. The total recorded investment of these loans was less than $1 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Investment grade	$1,427	$1,323	$1,475	$1,444	$13,166	$12,598
Non-investment grade	306	324	751	566	1,879	1,761
Total	$1,733	$1,647	$2,226	$2,010	$15,045	$14,359

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	June 30, 2014	Dec. 31, 2013
Wealth management loans:
Investment grade	$5,209	$4,920
Non-investment grade	61	64
Wealth management mortgages	5,133	4,834
Total	$10,403	$9,818

88 BNY Mellon

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 65% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2014.

At June 30, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: California - 21%; New York - 21%; Massachusetts - 15%; Florida - 9%; and other - 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,309 million at June 30, 2014 and $1,385 million at Dec. 31, 2013. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2014 are $382 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $7,791 million at June 30, 2014 and $3,715 million at Dec. 31, 2013. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $17,685 million of secured margin loans on our balance sheet at June 30, 2014 compared with $15,652 million at Dec. 31, 2013. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. In the second quarter of 2014, BNY Mellon conducted an annual goodwill impairment test on all seven reporting units. The estimated fair value of the seven reporting units exceeded the carrying value and no goodwill impairment was recognized.

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$9,473	$8,550	$50	$18,073
Acquisitions/dispositions	—	39	—	39
Foreign currency translation	67	17	—	84
Balance at June 30, 2014	$9,540	$8,606	$50	$18,196

Goodwill by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2012	$9,440		$8,517	$118		$18,075
Foreign currency translation	(120)		(49)	(4)		(173)
Other (b)	17		—	—		17
Balance at June 30, 2013	$9,337		$8,468	$114		$17,919

(a)	Includes the reclassification of goodwill associated with the Newton Private Clients business from Investment Management to the Other segment.

(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$2,065	$1,538	$849	$4,452
Amortization	(62)	(88)	—	(150)
Foreign currency translation	12	—	—	12
Balance at June 30, 2014	$2,015	$1,450	$849	$4,314

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services		Other	(a)	Consolidated
Balance at Dec. 31, 2012	$2,220		$1,732		$857		$4,809
Disposition	—		(1)		—		(1)
Amortization	(77)		(102)	(b)	—		(179)
Foreign currency translation	(24)		(3)		—		(27)
Other (c)	(14)		—		—		(14)
Balance at June 30, 2013	$2,105		$1,626		$857		$4,588

(a)	Includes the reclassification of intangible assets associated with the Newton Private Clients business from Investment Management to the Other segment.

(b)	Includes an $8 million intangible asset impairment recorded in the second quarter of 2013.

(c)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2014				Dec. 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,069	$(1,532)	$537	11 years	$594
Customer contracts—Investment Services	2,347	(1,281)	1,066	11 years	1,150
Other	84	(66)	18	4 years	16
Total subject to amortization	4,500	(2,879)	1,621	11 years	1,760
Not subject to amortization: (a)
Trade name	1,364	N/A	1,364	N/A	1,369
Customer relationships	1,329	N/A	1,329	N/A	1,323
Total not subject to amortization	2,693	N/A	2,693	N/A	2,692
Total intangible assets	$7,193	$(2,879)	$4,314	N/A	$4,452

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2014	$302
2015	271
2016	242
2017	218
2018	182

Note 7 - Other assets

Other assets	June 30,	Dec. 31,
(in millions)	2014	2013
Corporate/bank owned life insurance	$4,529	$4,482
Accounts receivable	4,056	3,616
Equity in joint venture and other investments (a) (b)	3,350	3,220
Fails to deliver	2,772	864
Income taxes receivable (b)	2,092	2,499
Software	1,317	1,251
Prepaid pension assets	1,277	1,209
Fair value of hedging derivatives	769	1,282
Prepaid expenses	447	451
Due from customers on acceptances	143	379
Other	1,778	1,313
Total other assets (b)	$22,530	$20,566

(a)	Includes Federal Reserve Bank stock of $444 million and $441 million, respectively, at cost.

(b)
Prior period was restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Certain seed capital and private equity investments valued using net asset value per share

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

The fair value of certain of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments that have been valued using NAV.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV
	June 30, 2014				Dec. 31, 2013
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$318	$—	Daily-quarterly	0-180 days	$275	$23	Monthly-yearly	3-45 days
Private equity funds (b)	82	21	N/A	N/A	86	31	N/A	N/A
Total	$400	$21			$361	$54

(a)	Other funds include various market neutral, leveraged loans, hedge funds, real estate and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

N/A - Not applicable.

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest revenue
Non-margin loans	$176	$169	$171	$345	$336
Margin loans	44	42	40	86	78
Securities:
Taxable	383	405	453	788	894
Exempt from federal income taxes	27	27	23	54	47
Total securities	410	432	476	842	941
Deposits with banks	77	73	68	150	139
Deposits with the Federal Reserve and other central banks	55	46	31	101	62
Federal funds sold and securities purchased under resale agreements	19	17	10	36	20
Trading assets	30	33	40	63	75
Total interest revenue	811	812	836	1,623	1,651
Interest expense
Deposits	24	22	27	46	57
Federal funds purchased and securities sold under repurchase agreements	(3)	(4)	(6)	(7)	(9)
Trading liabilities	7	8	11	15	20
Other borrowed funds	2	1	1	3	3
Customer payables	2	2	2	4	4
Long-term debt	60	55	44	115	100
Total interest expense	92	84	79	176	175
Net interest revenue	$719	$728	$757	$1,447	$1,476

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)			Quarter ended
	June 30, 2014			March 31, 2014			June 30, 2013
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$14	$9	$1	$14	$9	$1	$16	$9	$1
Interest cost	45	11	3	45	11	3	43	10	2
Expected return on assets	(79)	(15)	(2)	(79)	(15)	(2)	(73)	(12)	(2)
Other	30	4	—	28	4	—	46	4	1
Net periodic benefit cost	$10	$9	$2	$8	$9	$2	$32	$11	$2

Net periodic benefit cost (credit)			Year-to-date
	June 30, 2014			June 30, 2013
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$28	$18	$2	$32	$18	$2
Interest cost	90	22	6	86	20	4
Expected return on assets	(158)	(30)	(4)	(146)	(24)	(4)
Other	58	8	—	93	8	2
Net periodic benefit cost	$18	$18	$4	$65	$22	$4

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

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology, and operations. This charge was comprised of $125 million of severance costs. The following table presents the activity in the reserve through June 30, 2014.

Streamlining actions – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$125	$—	$125
Utilization	(16)	—	(16)
Balance at June 30, 2014	$109	$—	$109

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions – restructuring charge by business (in millions)	2Q14
Investment Management	$15
Investment Services	76
Other segment (including Business Partners)	34
Total restructuring charge (recovery)	$125

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge was comprised of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. In the second quarter of 2014, we recorded a net recovery of $5 million. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through June 30, 2014.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	100	(57)	43
Utilization	(114)	28	(86)
Balance at March 31, 2014	64	—	64
Net additional (recoveries)	(5)	—	(5)
Utilization	(15)	—	(15)
Balance at June 30, 2014	$44	$—	$44

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	2Q14	1Q14
Investment Management	$—	$—	$52
Investment Services	(3)	—	82
Other segment (including Business Partners)	(2)	—	11
Total restructuring charge (recovery)	$(5)	$—	$145

Note 11 - Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Six months ended
	June 30, 2014	June 30, 2013 (a)
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.5	2.8
Tax-exempt income	(3.1)	(2.8)
Foreign operations	(3.5)	(4.2)
Tax credits	(1.0)	(1.9)
Tax litigation	—	41.7
Leverage lease adjustment	(1.6)	(3.3)
Other – net	(1.5)	1.1
Effective tax rate	25.8%	68.4%

(a)
Results for the first six months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

Our total tax reserves as of June 30, 2014 were $829 million compared with $869 million at March 31, 2014. If these tax reserves were unnecessary, $829 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2014 is accrued interest, where applicable, of $197 million. The additional tax benefit related to interest for the six months ended June 30, 2014 was $1 million compared with additional tax expense of $291 million for the six months ended June 30, 2013.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $226 million as a result of

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

adjustments related to tax years that are still subject to examination.

With the exception of 2006, our federal income tax returns are closed for all periods through 2008. The years 2009 and 2010 are no longer under examination, but remain open for carryback claims. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2011.

Note 12 - Securitizations and variable interest entities

BNY Mellon’s VIEs generally include certain retail, institutional and alternative investment funds offered to its retail and institutional customers in which it acts as the fund’s investment manager. BNY Mellon earns management fees on these funds as well as performance fees in certain funds. It may also provide start-up capital in its new funds. These VIEs are included in the scope of ASU 2010-10, which defers the application of ASU 2009-17 for certain investment funds, and are reviewed for consolidation based on the guidance in ASC 810, Consolidation.

BNY Mellon has other VIEs, including securitization trusts and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has two securitizations and several CLOs, which were assessed and consolidated in accordance with ASU 2009-17.

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2014 and Dec. 31, 2013, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at June 30, 2014
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$414	$414
Trading assets	9,402	—	9,402
Other assets	1,026	—	1,026
Total assets	$10,428	$414	$10,842
Trading liabilities	$9,123	$—	$9,123
Other liabilities	6	354	360
Total liabilities	$9,129	$354	$9,483
Nonredeemable noncontrolling interests	$909	$—	$909

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$487	$487
Trading assets	10,397	—	10,397
Other assets	875	—	875
Total assets	$11,272	$487	$11,759
Trading liabilities	$10,085	$—	$10,085
Other liabilities	46	438	484
Total liabilities	$10,131	$438	$10,569
Nonredeemable noncontrolling interests	$783	$—	$783

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2014 and Dec. 31, 2013, the following assets related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements.

Non-consolidated VIEs at June 30, 2014			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$138	$—	$138

Non-consolidated VIEs at Dec. 31, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$134	$—	$134

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Note 13 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at June 30, 2014 and Dec. 31, 2013.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Total				15,826	15,826	$1,562	$1,562

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

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

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the preferred stock dividends paid.

Preferred stock dividends (a)				Dividend paid per share (in dollars)
	Declaration date	Record date	Payment date
Series A (b)	April 7, 2014	June 5, 2014	June 20, 2014	$10.2222
	Jan. 17, 2014	March 5, 2014	March 20, 2014	10.0000
	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	10.1111
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	10.2222
	April 9, 2013	June 5, 2013	June 20, 2013	10.2222
	Jan. 16, 2013	March 5, 2013	March 20, 2013	10.0000
Series C (c)	April 7, 2014	June 5, 2014	June 20, 2014	$0.3250
	Jan. 17, 2014	March 5, 2014	March 20, 2014	0.3250
	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	0.3250
	July 17, 2013	Sept. 5, 2013	Sept. 20, 2013	0.3250
	April 9, 2013	June 5, 2013	June 20, 2013	0.3250
	Jan. 16, 2013	March 5, 2013	March 20, 2013	0.3250
Series D (d)	April 7, 2014	June 5, 2014	June 20, 2014	$22.5000
	Oct. 16, 2013	Dec. 5, 2013	Dec. 20, 2013	26.6250

(a)	Dividends are noncumulative.

(b)	Dividend per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A preferred stock.

(c)	Dividend per depositary share, each representing a 1/4,000th interest in a share of Series C preferred stock.

(d)	Dividend per depository share, each representing a 1/100th interest in a share of Series D preferred stock.

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

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	June 30, 2014			March 31, 2014			June 30, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$49	$28	$77	$24	$13	$37	$(9)	$14	$5
Total foreign currency translation	49	28	77	24	13	37	(9)	14	5
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	287	(77)	210	250	(88)	162	(1,215)	479	(736)
Reclassification adjustment (a)	(18)	4	(14)	(22)	9	(13)	(32)	15	(17)
Net unrealized gain (loss) on assets available-for-sale	269	(73)	196	228	(79)	149	(1,247)	494	(753)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	31	(14)	17	30	(11)	19	51	(20)	31
Total defined benefit plans	31	(14)	17	30	(11)	19	51	(20)	31
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(3)	(3)	(6)	6	—	6	13	(6)	7
Reclassification adjustment (a)	1	3	4	(4)	(1)	(5)	(27)	11	(16)
Net unrealized gain (loss) on cash flow hedges	(2)	—	(2)	2	(1)	1	(14)	5	(9)
Total other comprehensive income (loss)	$347	$(59)	$288	$284	$(78)	$206	$(1,219)	$493	$(726)

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

Components of other comprehensive income (loss)
	Year-to-date
	June 30, 2014			June 30, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$73	$41	$114	$(238)	$(66)	$(304)
Total foreign currency translation	73	41	114	(238)	(66)	(304)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	537	(165)	372	(1,224)	482	(742)
Reclassification adjustment (a)	(40)	13	(27)	(80)	33	(47)
Net unrealized gain (loss) on assets available-for-sale	497	(152)	345	(1,304)	515	(789)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	61	(25)	36	119	(45)	74
Total defined benefit plans	61	(25)	36	119	(45)	74
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	3	(3)	—	184	(76)	108
Reclassification adjustment (a)	(3)	2	(1)	(197)	81	(116)
Net unrealized gain (loss) on cash flow hedges	—	(1)	(1)	(13)	5	(8)
Total other comprehensive income (loss)	$631	$(137)	$494	$(1,436)	$409	$(1,027)

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

98 BNY Mellon

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

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

Valuation hierarchy

ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are described below.

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities, derivative financial instruments actively traded on exchanges and U.S. Treasury securities that are actively traded in highly liquid over-the-counter markets.

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

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

hierarchy. Securities classified within Level 3 primarily include securities of state and political subdivisions and distressed debt securities.

At June 30, 2014, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the ASC 820 hierarchy.

Consolidated collateralized loan obligations

BNY Mellon values assets in consolidated CLOs using observable market prices observed from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Based on the structure of the CLOs, the valuation of the assets is attributable to the note holders. Changes in the values of assets and liabilities are reflected in the income statement as investment and other income and interest of investment management fund note holders, respectively. Consolidated CLOs are generally classified within Level 2 of the valuation hierarchy.

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

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value at June 30, 2014 and Dec. 31, 2013, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the second quarter of 2014.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at June 30, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$15,202	$—	$—	$—	$15,202
U.S. Government agencies	—	448	—	—	448
Sovereign debt	39	14,092	—	—	14,131
State and political subdivisions (b)	—	6,208	11	—	6,219
Agency RMBS	—	27,318	—	—	27,318
Non-agency RMBS	—	1,047	—	—	1,047
Other RMBS	—	2,038	—	—	2,038
Commercial MBS	—	2,056	—	—	2,056
Agency commercial MBS	—	2,431	—	—	2,431
Asset-backed CLOs	—	1,494	—	—	1,494
Other asset-backed securities	—	3,278	—	—	3,278
Equity securities	101	—	—	—	101
Money market funds (b)	810	—	—	—	810
Corporate bonds	—	1,693	—	—	1,693
Other debt securities	—	2,060	—	—	2,060
Foreign covered bonds	2,276	512	—	—	2,788
Non-agency RMBS (c)	—	2,574	—	—	2,574
Total available-for-sale securities	18,428	67,249	11	—	85,688
Trading assets:
Debt and equity instruments (b)	3,922	3,756	1	—	7,679
Derivative assets not designated as hedging:
Interest rate	8	15,808	5	(13,830)	1,991
Foreign exchange	—	2,280	1	(1,383)	898
Equity	142	385	16	(255)	288
Total derivative assets not designated as hedging	150	18,473	22	(15,468)	3,177
Total trading assets	4,072	22,229	23	(15,468)	10,856
Other assets:
Derivative assets designated as hedging:
Interest rate	—	750	—	—	750
Foreign exchange	—	19	—	—	19
Total derivative assets designated as hedging	—	769	—	—	769
Other assets (d)	250	533	98	—	881
Total other assets	250	1,302	98	—	1,650
Subtotal assets of operations at fair value	22,750	90,780	132	(15,468)	98,194
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	87	9,315	—	—	9,402
Other assets	926	100	—	—	1,026
Total assets of consolidated investment management funds	1,013	9,415	—	—	10,428
Total assets	$23,763	$100,195	$132	$(15,468)	$108,622
Percentage of assets prior to netting	19%	81%	—%

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,845	$466	$—	$—	$2,311
Derivative liabilities not designated as hedging:
Interest rate	3	16,366	44	(13,430)	2,983
Foreign exchange	—	2,253	—	(1,259)	994
Equity and other contracts	66	744	7	(261)	556
Total derivative liabilities not designated as hedging	69	19,363	51	(14,950)	4,533
Total trading liabilities	1,914	19,829	51	(14,950)	6,844
Long-term debt (b)	—	338	—	—	338
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	144	—	—	144
Foreign exchange	—	248	—	—	248
Total other liabilities - derivative liabilities designated as hedging	—	392	—	—	392
Subtotal liabilities of operations at fair value	1,914	20,559	51	(14,950)	7,574
Percentage of liabilities prior to netting	8%	92%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	1	9,122	—	—	9,123
Other liabilities	—	6	—	—	6
Total liabilities of consolidated investment management funds	1	9,128	—	—	9,129
Total liabilities	$1,915	$29,687	$51	$(14,950)	$16,703
Percentage of liabilities prior to netting	6%	94%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$12,852	$—	$—	$—	$12,852
U.S. Government agencies	—	948	—	—	948
Sovereign debt	40	11,314	—	—	11,354
State and political subdivisions (b)	—	6,663	11	—	6,674
Agency RMBS	—	25,321	—	—	25,321
Non-agency RMBS	—	1,142	—	—	1,142
Other RMBS	—	2,285	—	—	2,285
Commercial MBS	—	2,357	—	—	2,357
Agency commercial MBS	—	1,789	—	—	1,789
Asset-backed CLOs	—	1,562	—	—	1,562
Other asset-backed securities	—	2,891	—	—	2,891
Equity securities	19	—	—	—	19
Money market funds (b)	938	—	—	—	938
Corporate bonds	—	1,815	—	—	1,815
Other debt securities	—	1,796	—	—	1,796
Foreign covered bonds	2,238	633	—	—	2,871
Non-agency RMBS (c)	—	2,695	—	—	2,695
Total available-for-sale securities	16,087	63,211	11	—	79,309
Trading assets:
Debt and equity instruments (b)	4,559	4,338	1	—	8,898
Derivative assets not designated as hedging:
Interest rate	4	14,702	6	(13,231)	1,481
Foreign exchange	—	3,609	1	(2,294)	1,316
Equity	274	395	15	(281)	403
Total derivative assets not designated as hedging	278	18,706	22	(15,806)	3,200
Total trading assets	4,837	23,044	23	(15,806)	12,098
Other assets:
Derivative assets designated as hedging:
Interest rate	—	1,206	—	—	1,206
Foreign exchange	—	76	—	—	76
Total derivative assets designated as hedging	—	1,282	—	—	1,282
Other assets (d)	148	193	105	—	446
Total other assets	148	1,475	105	—	1,728
Subtotal assets of operations at fair value	21,072	87,730	139	(15,806)	93,135
Percentage of assets prior to netting	19%	81%	—%
Assets of consolidated investment management funds:
Trading assets	61	10,336	—	—	10,397
Other assets	739	136	—	—	875
Total assets of consolidated investment management funds	800	10,472	—	—	11,272
Total assets	$21,872	$98,202	$139	$(15,806)	$104,407
Percentage of assets prior to netting	18%	82%	—%

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2013
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,030	$585	$—	$—	$1,615
Derivative liabilities not designated as hedging:
Interest rate	3	15,178	31	(12,429)	2,783
Foreign exchange	—	3,536	—	(1,711)	1,825
Equity and other contracts	214	745	44	(281)	722
Total derivative liabilities not designated as hedging	217	19,459	75	(14,421)	5,330
Total trading liabilities	1,247	20,044	75	(14,421)	6,945
Long-term debt (b)	—	321	—	—	321
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	167	—	—	167
Foreign exchange	—	336	—	—	336
Total other liabilities - derivative liabilities designated as hedging	—	503	—	—	503
Subtotal liabilities of operations at fair value	1,247	20,868	75	(14,421)	7,769
Percentage of liabilities prior to netting	6%	94%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	16	10,069	—	—	10,085
Other liabilities	—	46	—	—	46
Total liabilities of consolidated investment management funds	16	10,115	—	—	10,131
Total liabilities	$1,263	$30,983	$75	$(14,421)	$17,900
Percentage of liabilities prior to netting	4%	96%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	June 30, 2014					Dec. 31, 2013
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$82	—%	—%	—%	100%	$90	—%	—%	41%	59%
2006	155	—	—	—	100	156	—	—	—	100
2005	310	—	22	17	61	330	—	24	16	60
2004 and earlier	500	3	5	30	62	566	3	6	30	61
Total non-agency RMBS	$1,047	2%	9%	19%	70%	$1,142	1%	10%	23%	66%
Commercial MBS - Domestic, originated in:
2009-2014	$521	82%	18%	—%	—%	$466	81%	19%	—%	—%
2008	22	100	—	—	—	22	59	41	—	—
2007	376	66	21	13	—	457	69	20	11	—
2006	634	83	17	—	—	683	84	16	—	—
2005	373	100	—	—	—	486	100	—	—	—
2004 and earlier	49	94	6	—	—	153	93	7	—	—
Total commercial MBS - Domestic	$1,975	83%	15%	2%	—%	$2,267	84%	14%	2%	—%
Foreign covered bonds:
Canada	$973	100%	—%	—%	—%	$851	100%	—%	—%	—%
United Kingdom	798	100	—	—	—	803	100	—	—	—
Netherlands	273	100	—	—	—	298	100	—	—	—
Other	744	100	—	—	—	919	100	—	—	—
Total foreign covered bonds	$2,788	100%	—%	—%	—%	$2,871	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,595	84%	16%	—%	—%	$1,668	79%	21%	—%	—%
Netherlands	355	100	—	—	—	434	100	—	—	—
Ireland	161	—	—	—	100	165	10	—	—	90
Italy	—	—	—	—	—	104	—	100	—	—
Other	37	90	3	—	7	42	89	5	—	6
Total European floating rate notes - available-for-sale	$2,148	80%	12%	—%	8%	$2,413	75%	19%	—%	6%
Sovereign debt:
United Kingdom	$5,038	100%	—%	—%	—%	$4,709	100%	—%	—%	—%
France	2,658	100	—	—	—	1,568	100	—	—	—
Netherlands	2,146	100	—	—	—	2,105	100	—	—	—
Germany	1,498	100	—	—	—	2,182	100	—	—	—
Spain	785	—	—	100	—	137	—	—	100	—
Italy	662	—	—	100	—	171	—	—	100	—
Other	1,344	91	—	9	—	482	100	—	—	—
Total sovereign debt	$14,131	89%	—%	11%	—%	$11,354	97%	—%	3%	—%
Non-agency RMBS (b), originated in:
2007	$776	—%	—%	—%	100%	$812	—%	—%	—%	100%
2006	744	—	—	1	99	780	—	—	1	99
2005	818	—	3	1	96	854	—	3	—	97
2004 and earlier	236	—	4	11	85	249	—	4	16	80
Total non-agency RMBS (b)	$2,574	—%	1%	2%	97%	$2,695	—%	1%	2%	97%

(a)
At June 30, 2014 and Dec. 31, 2013, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

The tables below include a roll forward of the balance sheet amounts for the three and six months ended June 30, 2014 and 2013 (including the change in fair

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2014
	Available-for-sale securities		Trading assets						Total assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at March 31, 2014	$11		$1		$19		$110		$141
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	3	(c)	3	(d)	6
Purchases and sales:
Purchases	—		—		—		6		6
Sales	—		—		—		(21)		(21)
Fair value at June 30, 2014	$11		$1		$22		$98		$132
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$5		$—		$5

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2014	$41		$41
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	7	(b)	7
Purchases	3		3
Fair value at June 30, 2014	$51		$51
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$10		$10

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at March 31, 2013	$44		$11		$42		$112		$209	$44
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	8	(b)	—	(c)	—	(c)	5	(d)	13	—	(e)
Sales	—		(9)		—		(4)		(13)	—
Fair value at June 30, 2013	$52		$2		$42		$113		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$1		$—		$1	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2013	$170		$170
Transfers out of Level 3	(4)		(4)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(49)	(b)	(49)
Fair value at June 30, 2013	$117		$117
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(23)		$(23)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2014
	Available-for-sale securities		Trading assets						Total assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2013	$11		$1		$22		$105		$139
Transfers out of Level 3	—		—		(1)		—		(1)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	1	(c)	5	(d)	6
Purchases and sales:
Purchases	—		—		—		14		14
Sales	—		—		—		(26)		(26)
Fair value at June 30, 2014	$11		$1		$22		$98		$132
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$3		$—		$3

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the six months ended June 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2013	$75		$75
Transfers out of Level 3	(37)		(37)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	10	(b)	10
Purchases	3		3
Fair value at June 30, 2014	$51		$51
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$13		$13

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	$44
Transfers out of Level 3	—		—		(5)		—		(5)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	7	(b)	3	(c)	(11)	(c)	—	(d)	(1)	—	(e)
Purchases and sales:
Purchases	—		—		—		3		3	—
Sales	—		(49)		—		(10)		(59)	—
Fair value at June 30, 2013	$52		$2		$42		$113		$209	$44
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(10)		$—		$(10)	$—

(a)	Derivative assets are reported on a gross basis.

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

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of June 30, 2014 and Dec. 31, 2013, for which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2014 and Dec. 31, 2013.

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at June 30, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$122	$6	$128
Other assets (b)	—	11	—	11
Total assets at fair value on a nonrecurring basis	$—	$133	$6	$139

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$128	$9	$137
Other assets (b)	—	15	—	15
Total assets at fair value on a nonrecurring basis	$—	$143	$9	$152

(a)
During the quarters end June 30, 2014 and Dec. 31, 2013, the fair value of these loans decreased $2 million and $1 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at June 30, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	4%
Trading assets:
Debt and equity instruments:
Distressed debt	1	Discounted cash flow	Expected maturity	1 - 10 years
			Expected credit loss	45%
Derivative assets:
Interest rate:
Structured foreign exchange swaptions	5	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	9%-17%
Foreign exchange contracts:
Long-term foreign exchange options	1	Option pricing model (a)	Long-term foreign exchange volatility	17%
Equity:
Equity options	16	Option pricing model (a)	Long-term equity volatility	20%-28%
Measured on a nonrecurring basis:
Loans	6	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-40%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at June 30, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate:
Structured foreign exchange swaptions	$44	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	9%-17%
Equity:
Equity options	7	Option pricing model (a)	Long-term equity volatility	19%-26%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions used at June 30, 2014 and Dec. 31, 2013 include discount rates ranging principally from 0.56% to 3.74%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

112 BNY Mellon

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

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2014 and Dec. 31, 2013, by caption on the consolidated balance sheet and by ASC 820 valuation hierarchy (as described above).

Summary of financial instruments	June 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$105,657	$—	$105,657	$105,657
Interest-bearing deposits with banks	—	41,483	—	41,483	41,459
Federal funds sold and securities purchased under resale agreements	—	15,062	—	15,062	15,062
Securities held-to-maturity	3,321	15,890	—	19,211	19,102
Loans	—	57,099	—	57,099	56,871
Other financial assets	6,173	1,137	—	7,310	7,316
Total	$9,494	$236,328	$—	$245,822	$245,467
Liabilities:
Noninterest-bearing deposits	$—	$109,570	$—	$109,570	$109,570
Interest-bearing deposits	—	171,903	—	171,903	172,869
Federal funds purchased and securities sold under repurchase agreements	—	10,301	—	10,301	10,301
Payables to customers and broker-dealers	—	17,242	—	17,242	17,242
Borrowings	—	1,652	—	1,652	1,652
Long-term debt	—	20,565	—	20,565	19,989
Total	$—	$331,233	$—	$331,233	$331,623

Summary of financial instruments	Dec. 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$104,359	$—	$104,359	$104,359
Interest-bearing deposits with banks	—	35,323	—	35,323	35,300
Federal funds sold and securities purchased under resale agreements	—	9,161	—	9,161	9,161
Securities held-to-maturity	3,268	16,175	—	19,443	19,743
Loans	—	49,316	—	49,316	49,180
Other financial assets	6,460	1,141	—	7,601	7,601
Total	$9,728	$215,475	$—	$225,203	$225,344
Liabilities:
Noninterest-bearing deposits	$—	$95,475	$—	$95,475	$95,475
Interest-bearing deposits	—	165,253	—	165,253	165,654
Federal funds purchased and securities sold under repurchase agreements	—	9,648	—	9,648	9,648
Payables to customers and broker-dealers	—	15,707	—	15,707	15,707
Borrowings	—	919	—	919	919
Long-term debt	—	19,965	—	19,965	19,543
Total	$—	$306,967	$—	$306,967	$306,946

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
June 30, 2014
Interest-bearing deposits with banks	$337	$337	$—	$(3)
Securities available-for-sale	6,579	6,854	293	(132)
Long-term debt	16,004	15,650	456	(12)
Dec. 31, 2013
Interest-bearing deposits with banks	$1,396	$1,396	$30	$(19)
Securities available-for-sale	5,914	6,647	721	(95)
Long-term debt	15,036	14,755	483	(72)
114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 16 - Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	June 30, 2014	Dec. 31, 2013
Assets of consolidated investment management funds:
Trading assets	$9,402	$10,397
Other assets	1,026	875
Total assets of consolidated investment management funds	$10,428	$11,272
Liabilities of consolidated investment management funds:
Trading liabilities	$9,123	$10,085
Other liabilities	6	46
Total liabilities of consolidated investment management funds	$9,129	$10,131

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. The fair value of this long-term debt was $338 million at June 30, 2014 and $321 million at Dec. 31, 2013. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Changes in the fair value of long-term debt (a)	$(9)	$17	$(17)	$21

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the second quarter of 2014 or 2013. In the second quarter of 2014, we received $3.1 million as a partial recovery on a series of previously terminated swaps.

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

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

eliminate fair value variability by converting fixed-rate interest payments to LIBOR.

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At June 30, 2014, $6.6 billion face amount of securities were hedged with interest rate swaps that had notional values of $6.9 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2014, $15.7 billion par value of debt was hedged with interest rate swaps that had notional values of $15.7 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2014, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $267 million (notional), with a pre-tax gain of $7 million recorded in accumulated other comprehensive income. This gain will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro and Swiss Franc with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of June 30, 2014, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $487 million (notional), with a pre-tax loss of less than $1 million recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At June 30, 2014, forward foreign exchange contracts with notional amounts totaling $6.5 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2014, had a combined U.S. dollar equivalent value of $551 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2014	June 30, 2013
Fair value hedges of securities	$(5.4)	$7.8
Fair value hedges of deposits and long-term debt	(9.9)	(0.5)
Cash flow hedges	(0.1)	0.1
Other (a)	0.1	0.1
Total	$(15.3)	$7.5

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at June 30, 2014 and Dec. 31, 2013.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013	June 30, 2014	Dec. 31, 2013
Derivatives designated as hedging instruments (a):
Interest rate contracts	$22,504	$21,402	$750	$1,206	$144	$167
Foreign exchange contracts	7,234	7,382	19	76	248	336
Total derivatives designated as hedging instruments			$769	$1,282	$392	$503
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$818,646	$767,341	$15,821	$14,712	$16,413	$15,212
Foreign exchange contracts	523,369	420,142	2,281	3,610	2,253	3,536
Equity contracts	22,658	24,123	543	684	817	1,003
Credit contracts	20	101	—	—	—	—
Total derivatives not designated as hedging instruments			$18,645	$19,006	$19,483	$19,751
Total derivatives fair value (c)			$19,414	$20,288	$19,875	$20,254
Effect of master netting agreements (d)			(15,468)	(15,806)	(14,950)	(14,421)
Fair value after effect of master netting agreements			$3,946	$4,482	$4,925	$5,833

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $990 million and $472 million, respectively, at June 30, 2014, and $1,841 million and $456 million, respectively, at Dec. 31, 2013.

At June 30, 2014, $559 billion (notional) of interest rate contracts will mature within one year, $143 billion between one and five years, and $139 billion after five years. At June 30, 2014, $514 billion (notional) of foreign exchange contracts will mature within one year, $9 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		2Q14	1Q14	2Q13		2Q14	1Q14	2Q13
Interest rate contracts	Net interest revenue	$(109)	$(285)	$169	Net interest revenue	$102	$277	$(167)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q14	1Q14	2Q13		2Q14	1Q14	2Q13		2Q14	1Q14	2Q13
FX contracts	$(1)	$(1)	$(15)	Net interest revenue	$—	$(1)	$(6)	Net interest revenue	$—	$—	$—
FX contracts	—	3	(1)	Other revenue	1	—	—	Other revenue	(0.2)	0.1	—
FX contracts	(6)	3	34	Trading revenue	(6)	3	34	Trading revenue	—	—	—
FX contracts	3	1	(5)	Salary expense	4	2	(1)	Salary expense	—	—	—
Total	$(4)	$6	$13		$(1)	$4	$27		$(0.2)	$0.1	$—

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q14	1Q14	2Q13		2Q14	1Q14	2Q13		2Q14	1Q14	2Q13
FX contracts	$(129)	$(16)	$38	Net interest revenue	$(1)	$—	$—	Other revenue	$0.2	$(0.1)	$0.2

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Six months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Six months ended
		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Interest rate contracts	Net interest revenue	$(394)	$245	Net interest revenue	$379	$(237)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
FX contracts	$(2)	$(27)	Net interest revenue	$(1)	$(19)	Net interest revenue	$—	$—
FX contracts	3	1	Other revenue	1	—	Other revenue	(0.1)	0.1
FX contracts	(3)	217	Trading revenue	(3)	217	Trading revenue	—	—
FX contracts	4	(7)	Salary expense	6	(1)	Salary expense	—	—
Total	$2	$184		$3	$197		$(0.1)	$0.1

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
FX contracts	$(145)	$205	Net interest revenue	$(1)	$—	Other revenue	$0.1	$0.1

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

118 BNY Mellon

Notes to Consolidated Financial Statements (continued)

performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue				Year-to-date
(in millions)	2Q14	1Q14	2Q13	2014	2013
Foreign exchange	$129	$130	$179	$259	$328
Other trading revenue (loss):
Fixed income	(1)	1	12	—	20
Equity/other	2	5	16	7	20
Total other trading revenue	1	6	28	7	40
Total foreign exchange and other trading revenue	$130	$136	$207	$266	$368

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2014 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$41	million
Baa2/BBB	$801	million
Ba1/BB+	$2,044	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2014, existing collateral arrangements would have required us to have posted an additional $403 million of collateral.

BNY Mellon 119

Notes to Consolidated Financial Statements (continued)

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

Offsetting of financial assets and derivative assets at June 30, 2014

	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$15,272	$13,830		$1,442	$439	$—	$1,003
Foreign exchange contracts	1,674	1,383		291	55	—	236
Equity and other contracts	438	255		183	—	—	183
Total derivatives subject to netting arrangements	17,384	15,468		1,916	494	—	1,422
Total derivatives not subject to netting arrangements	2,030	—		2,030	—	—	2,030
Total derivatives	19,414	15,468		3,946	494	—	3,452
Reverse repurchase agreements	9,296	928	(b)	8,368	8,366	—	2
Securities borrowing	6,577	—		6,577	6,389	—	188
Total	$35,287	$16,396		$18,891	$15,249	$—	$3,642

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

Offsetting of financial assets and derivative assets at Dec. 31, 2013

	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$14,798	$13,231		$1,567	$599	$—	$968
Foreign exchange contracts	2,778	2,294		484	18	—	466
Equity and other contracts	607	281		326	3	—	323
Total derivatives subject to netting arrangements	18,183	15,806		2,377	620	—	1,757
Total derivatives not subject to netting arrangements	2,105	—		2,105	—	—	2,105
Total derivatives	20,288	15,806		4,482	620	—	3,862
Reverse repurchase agreements	5,511	1,096	(b)	4,415	4,413	—	2
Stock borrowing	4,669	—		4,669	4,555	—	114
Total	$30,468	$16,902		$13,566	$9,588	$—	$3,978

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

120 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of financial liabilities and derivative liabilities at June 30, 2014

	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$16,011	$13,430		$2,581	$1,878	$—	$703
Foreign exchange contracts	1,606	1,259		347	346	—	1
Equity and other contracts	642	261		381	288	—	93
Total derivatives subject to netting arrangements	18,259	14,950		3,309	2,512	—	797
Total derivatives not subject to netting arrangements	1,616	—		1,616	—	—	1,616
Total derivatives	19,875	14,950		4,925	2,512	—	2,413
Repurchase agreements	8,325	928	(b)	7,397	7,395	—	2
Securities lending	2,627	—		2,627	2,563	—	64
Total	$30,827	$15,878		$14,949	$12,470	$—	$2,479

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

Offsetting of financial liabilities and derivative liabilities at Dec. 31, 2013

	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$14,914	$12,429		$2,485	$1,686	$—	$799
Foreign exchange contracts	2,292	1,711		581	382	—	199
Equity and other contracts	800	281		519	269	—	250
Total derivatives subject to netting arrangements	18,006	14,421		3,585	2,337	—	1,248
Total derivatives not subject to netting arrangements	2,248	—		2,248	—	—	2,248
Total derivatives	20,254	14,421		5,833	2,337	—	3,496
Repurchase agreements	8,581	1,096	(b)	7,485	7,482	—	3
Securities lending	1,947	—		1,947	1,884	—	63
Total	$30,782	$15,517		$15,265	$11,703	$—	$3,562

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

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit,

BNY Mellon 121

Notes to Consolidated Financial Statements (continued)

foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2014 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	June 30, 2014
	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$1.9	$10.9
Asset managers	1.6	4.8	6.4
Securities industry	3.9	1.3	5.2
Insurance	0.1	4.2	4.3
Government	—	3.1	3.1
Other	0.4	1.0	1.4
Total	$15.0	$16.3	$31.3

Commercial portfolio exposure (in billions)	June 30, 2014
	Loans	Unfunded commitments	Total exposure
Services and other	$1.0	$6.3	$7.3
Energy and utilities	0.4	5.8	6.2
Manufacturing	0.3	5.5	5.8
Media and telecom	0.1	1.6	1.7
Total	$1.8	$19.2	$21.0

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	June 30,	Dec. 31,
(in millions)	2014	2013
Lending commitments (a)	$33,824	$34,039
Standby letters of credit (b)	6,122	6,721
Commercial letters of credit	241	310
Securities lending indemnifications (c)	295,597	244,382

(a)	Net of participations totaling $6 million at June 30, 2014 and $6 million at Dec. 31, 2013.

(b)	Net of participations totaling $663 million at June 30, 2014 and $720 million at Dec. 31, 2013.

(c)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $63 billion at June 30, 2014 and $60 billion at Dec. 31, 2013.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.3 billion in less than one year, $24.1 billion in one to five years and $0.4 billion over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations. As shown in the off-balance sheet credit risks table, the maximum potential exposure of SBLCs was $6.1 billion at June 30, 2014 and $6.7 billion at Dec. 31, 2013, and includes $472 million and $418 million that were collateralized with cash and securities at June 30, 2014 and Dec. 31, 2013, respectively. At June 30, 2014, $3.4 billion of the SBLCs will expire within one year and $2.7 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $124 million at June 30, 2014 and $134 million at Dec. 31, 2013.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded.

122 BNY Mellon

Notes to Consolidated Financial Statements (continued)

SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30,	Dec. 31,
	2014	2013
Investment grade	88%	86%
Non-investment grade	12%	14%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $241 million at June 30, 2014 compared with $310 million at Dec. 31, 2013.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $306 billion at June 30, 2014 and $252 billion at Dec. 31, 2013.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At June 30, 2014 and Dec. 31, 2013, $63 billion and $60 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $66 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

We expect many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

Operating leases

On June 25, 2014, BNY Mellon entered into a lease agreement for approximately 350,000 square feet of office space located at Brookfield Place, 225 Liberty Street, New York, New York. The term of the lease is 20 years from the lease commencement, which is expected to begin on or about Jan. 1, 2015. A summary of the future minimum rental commitments under this operating lease is as follows: 2015 - $3 million; 2016 - $19 million; 2017 - $19 million; 2018 - $19 million; 2019 - $19 million; and 2020 and thereafter - $313 million.

Exposure for certain administrative errors

In connection with certain offshore tax-exempt funds that we manage, we may be liable to the funds for certain administrative errors. The errors relate to the resident status of such funds, potentially exposing the Company to a tax liability related to the funds’ earnings. The Company is in discussions with tax authorities regarding the funds. With the charge recorded in the second quarter of 2014 for this matter, we believe we are appropriately accrued and the additional reasonably possible exposure is not significant.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the

BNY Mellon 123

Notes to Consolidated Financial Statements (continued)

contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2014 and Dec. 31, 2013, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a minority equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At June 30, 2014 and Dec. 31, 2013, we have not recorded any material liabilities under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $850 million in excess of the accrued liability (if any) related to those matters.

124 BNY Mellon

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

In addition, on Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting, claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims, and certain plaintiffs have since filed a notice of appeal. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several public pension funds in the state of California purported to intervene in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs refiled their claims and, on May 1, 2014, the court again dismissed the California False Claims Act claims, along with certain other claims. Plaintiffs have sought leave to file an amended complaint that would reassert some of those claims.

BNY Mellon 125

Notes to Consolidated Financial Statements (continued)

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011 and 2012. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims, and one of the plaintiffs has appealed. BNY Mellon was also named in a qui tam lawsuit filed on May 22, 2012 in Massachusetts state court, but the court dismissed all of plaintiff’s claims on Sept. 10, 2013. All of the pending lawsuits are currently in discovery. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

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

Mortgage-Securitization Trusts Proceedings
As previously disclosed, The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation and bondholders in certain Countrywide residential mortgage-securitization trusts. The New York and Delaware Attorneys General have intervened in this proceeding. The trial in this matter ended on Nov. 21, 2013. On Jan. 31, 2014, the court issued its decision approving the settlement except to the extent that it releases loan modification claims. The court approved all the other terms of the settlement. On Feb. 21, 2014, The Bank of New York Mellon appealed the court’s decision to exempt loan modification claims from the settlement approval and several objectors to the settlement cross-appealed. The Bank of New York Mellon has also been named as a defendant in a lawsuit brought in New York State court on June 18, 2014 by a group of institutional investors. This lawsuit is one of a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have four pending lawsuits against Pershing in Texas. In addition, alleged purchasers have filed over thirty-five FINRA arbitration claims against Pershing in Texas, Florida, Louisiana, Tennessee, Arkansas, North Carolina and Georgia. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme, and assert contractual, statutory and common law claims.

UK Financial Conduct Authority Matter
The UK Financial Conduct Authority (the “FCA”) is conducting an investigation into compliance by BNY Mellon, London Branch and BNY Mellon (International) Limited (the “firms”) with the FCA’s Client Assets Sourcebook, which sets out the regime in the UK for the protection of client interests.  The firms are in the process of responding to information requests from the FCA.

126 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Business results are subject to reclassification when organizational changes are made or whenever improvements are made in the measurement principles. During the second quarter of 2014, minor reclassifications were made to our business results. All prior periods have been restated.

Results for the three and six months ended June 30, 2013 have been restated to reflect the impact of the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

BNY Mellon 127

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

•
Restructuring charges recorded in the second quarter of 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$970	(a)	$1,920	$119	$3,009	(a)
Net interest revenue	66		593	60	719
Total revenue	1,036	(a)	2,513	179	3,728	(a)
Provision for credit losses	—		—	(12)	(12)
Noninterest expense	865		1,868	213	2,946
Income (loss) before taxes	$171	(a)	$645	$(22)	$794	(a)
Pre-tax operating margin (b)	16%		26%	N/M	21%
Average assets	$37,750		$264,221	$67,241	$369,212

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $46 million, net of noncontrolling interests of $17 million, for a net impact of $29 million. Income (loss) before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$900	(a)	$1,887	$112	$2,899	(a)
Net interest revenue	70		590	68	728
Total revenue	970	(a)	2,477	180	3,627	(a)
Provision for credit losses	—		—	(18)	(18)
Noninterest expense	724		1,822	193	2,739
Income before taxes	$246	(a)	$655	$5	$906	(a)
Pre-tax operating margin (b)	25%		26%	N/M	25%
Average assets	$39,463		$258,470	$57,059	$354,992

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $36 million, net of noncontrolling interests of $20 million, for a net impact of $16 million. Income before taxes is net of noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

128 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$912	(b)	$1,970	$347	$3,229	(b)
Net interest revenue	63		633	61	757
Total revenue (a)	975	(b)	2,603	408	3,986	(b)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	704		1,879	239	2,822
Income before taxes (a)	$271	(b)	$724	$188	$1,183	(b)
Pre-tax operating margin (a)(c)	28%		28%	N/M	30%
Average assets	$37,953		$244,802	$54,700	$337,455

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $65 million, net of noncontrolling interests of $39 million, for a net impact of $26 million. Income before taxes is net of noncontrolling interests of $39 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,870	(a)	$3,807	$231	$5,908	(a)
Net interest revenue	136		1,183	128	1,447
Total revenue	2,006	(a)	4,990	359	7,355	(a)
Provision for credit losses	—		—	(30)	(30)
Noninterest expense	1,589		3,690	406	5,685
Income (loss) before taxes	$417	(a)	$1,300	$(17)	$1,700	(a)
Pre-tax operating margin (b)	21%		26%	N/M	23%
Average assets	$38,602		$261,362	$62,176	$362,140

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $82 million, net of noncontrolling interests of $37 million, for a net impact of $45 million. Income (loss) before taxes is net of noncontrolling interests of $37 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$1,793	(b)	$3,831	$499	$6,123	(b)
Net interest revenue	125		1,286	65	1,476
Total revenue (a)	1,918	(b)	5,117	564	7,599	(b)
Provision for credit losses	—		1	(44)	(43)
Noninterest expense	1,441		3,722	487	5,650
Income before taxes (a)	$477	(b)	$1,394	$121	$1,992	(b)
Pre-tax operating margin (a) (c)	25%		27%	N/M	26%
Average assets	$38,346		$242,507	$54,716	$335,569

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $115 million, net of noncontrolling interests of $55 million, for a net impact of $60 million. Income before taxes is net of noncontrolling interests of $55 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 129

Notes to Consolidated Financial Statements (continued)

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Six months ended June 30,
(in millions)	2014	2013
Transfers from loans to other assets for other real estate owned (“OREO”)	$2	$2
Change in assets of consolidated VIEs	844	10
Change in liabilities of consolidated VIEs	1,002	39
Change in noncontrolling interests of consolidated VIEs	126	27

130 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 131

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: our capital ratios; the anticipated closing and impact of the sale of our One Wall Street office building and Western Fund Management Limited; the impact of the net maturities of high margin structured debt securitizations on our total annual revenue; our foreign exchange revenues and the impact of enhancements in our foreign exchange trading and execution capabilities; our plans to reduce our interbank placement assets and increase our securities portfolio inventory of high quality liquid assets and impact on net interest revenue; the rate of expense growth; elevated levels of legal and litigation costs; our effective tax rate; the impact of seasonality on our businesses; estimations of the impact of market value changes on our fee revenue and earnings per share; estimated new business wins in AUC/A; the impact of globalization and a changing regulatory environment on the demand for our products and services; our tri-party repo business; our appearance as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings; the impact of the situation in Russia; Corporate Trust, including its global market leader position, winning new business and position to benefit from an increase in short-term interest rates; overdraft exposure with respect to Irish-domiciled investment funds; the impact of an update to our methodologies utilized in our probable loss model; the impact on our allowance for loan losses of changes in assigned credit ratings; assumptions with respect to residential mortgage-backed securities; the expected impact of actions on our investment securities portfolio in the event of a rise in interest rates; effects of changes in projected loss severities and default rates on impairment charges; the impact of significant changes in ratings classifications for our investment securities portfolio; goals with respect to our commercial portfolio; our credit strategies; our airline lease customers and our maintenance of a sizable allowance for loan losses; our goals with respect to our liquidity cushion, diversity of funding sources, liquidity ratios, a liquid asset buffer, and the levels and sources of wholesale funds; the potential uses of liquidity; the impact of a reduction in our Investment Services businesses; our liquidity policy; our access to capital markets and our shelf registration statements; the impact of a change in rating agencies’ assumptions on ratings of the

Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including actions with regard to outstanding securities; our 2014 capital plan, including share repurchases; the effects of changes in risk-weighted assets/quarterly average assets or changes in common equity levels on capital ratios; the capitalization status of BNY Mellon and its bank subsidiaries; the effects of customer behavior and market volatility or stress on our balance sheet size and client deposit levels; our foreign exchange and other trading counterparty risk rating profile; our earnings simulation model; estimations and assumptions on net interest revenue and net interest rate sensitivities; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed legislation, regulation and accounting standards, including: resolution planning, capital planning and stress testing, money market fund reforms, supplementary leverage ratio, credit exposure limits, European initiatives concerning proprietary trading, EMIR and MiFIR, and recovery and resolution; the timing and effects of pending and proposed accounting standards, including: transfers and servicing: repurchase-to maturity transactions, repurchase financings and disclosures; revenue from contracts with customers, principal versus agent analysis; leases; financial instruments - credit losses; recognition and measurement of financial assets and financial liabilities, IFRS; our anticipated actions with respect to legal or regulatory proceedings; future litigation costs; the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings; and our expectations with respect to litigation accruals.

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

Forward-looking statements, including discussions and projections of future results of operations and discussions of future plans contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are based on

132 BNY Mellon

Forward-looking Statements (continued)

management’s current expectations and assumptions that involve risk and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including adverse changes in market conditions, and the timing of such changes, and the actions that management could take in response to these changes. Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2013 Annual Report, such as: government regulation and supervision, and recent legislative and regulatory developments; regulatory actions or litigation; adverse publicity with respect to us, other well-known companies and the financial services industry generally; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure to satisfy regulatory standards, including capital adequacy rules; operational risk; failure or circumvention of our controls and procedures; disruption or breach in security of our information systems that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology; change or uncertainty in monetary, tax and other governmental policies; intense competition in all aspects of our business; the risks relating to new lines of business or new products and services, and the failure to grow our existing businesses; failure to attract and retain employees; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; our strategic acquisitions, including our ability to successfully integrate acquired businesses and potential liabilities from legacy claims against the acquired businesses; ongoing concerns about the financial stability of several countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the European Monetary Union; continuing uncertainty in financial markets and weakness in the economy generally; low or volatile interest rates; market volatility; further write-downs of financial instruments that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in capital markets activity, weak financial markets or negative trends in savings rates or in individual investment preferences; the impact of a stable exchange-rate environment or decreased cross-border investing activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo agent services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiary banks; and the impact of provisions of Delaware law and the Federal Reserve on our ability to return capital to shareholders. Investors should consider all risks in our 2013 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 133

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the second quarter of 2014. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - second quarter of 2014
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2014
April 2014	3,034	$33.70	3,034	$1,638
May 2014	9,557	34.30	9,557	1,310
June 2014	31	26.49	31	1,309
Second quarter of 2014 (a)	12,622	$34.14	12,622	$1,301	(b)

(a)
Includes 72 thousand shares repurchased at a purchase price of $2 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $33.61.

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
The list of exhibits required to be filed as exhibits to this report appears on page 136 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

134 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 11, 2014	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 135

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2014. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

136 BNY Mellon

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.1		Purchase and Sale Agreement by and between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated May 20, 2014.	Previously Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 27, 2014.
10.2		Lease agreement by and between The Bank of New York Mellon and WFP Tower Co. L.P., dated June 25, 2014.	Filed herewith.
10.3	*	Form of Restricted Stock Unit Agreement.	Filed herewith.
10.4	*	Form of Performance Share Unit Agreement.	Filed herewith.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		XBRL Instance Document.	Filed herewith.
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan, contract or arrangement.

BNY Mellon 137