Form 10-Q
period 2014-09-30
Bank of New York Mellon Corp
filed 2014-11-07
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Sept. 30, 2014
Common Stock, $0.01 par value	1,125,709,682

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2014 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key third quarter 2014 and subsequent events	4
Highlights of third quarter 2014 results	5
Fee and other revenue	7
Net interest revenue	11
Average balances and interest rates	12
Noninterest expense	14
Income taxes	15
Review of businesses	15
Critical accounting estimates	27
Consolidated balance sheet review	28
Liquidity and dividends	42
Capital	46
Trading activities and risk management	51
Asset/liability management	53
Off-balance sheet arrangements	55
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	56
Recent accounting and regulatory developments	64
Website information	69

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	70
Consolidated Comprehensive Income Statement (unaudited)	72
Consolidated Balance Sheet (unaudited)	73
Consolidated Statement of Cash Flows (unaudited)	74
Consolidated Statement of Changes in Equity (unaudited)	75

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended					Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2014		June 30, 2014	Sept. 30, 2013		Sept. 30, 2014		Sept. 30, 2013
Results applicable to common shareholders of The Bank of New York Mellon Corporation: (a)
Net income	$1,070		$554	$962		$2,285		$1,527
Basic EPS	0.93		0.48	0.82		1.98		1.30
Diluted EPS	0.93		0.48	0.82		1.97		1.30

Fee and other revenue (a)	$3,851		$2,980	$2,979		$9,714		$9,042
Income from consolidated investment management funds	39		46	32		121		147
Net interest revenue	721		719	772		2,168		2,248
Total revenue (a)	$4,611		$3,745	$3,783		$12,003		$11,437

Return on common equity (annualized) (a)(b)	11.6%		6.1%	11.1%		8.4%		5.9%
Non-GAAP (a)(b)(c)	8.5%		8.4%	8.9%		8.2%		9.1%

Return on tangible common equity (annualized) – Non-GAAP (a)(b)	26.2%		14.5%	28.3%		19.6%		15.7%
Non-GAAP adjusted (a)(b)(c)	18.4%		18.4%	21.3%		18.1%		21.7%

Return on average assets (annualized) (a)	1.12%		0.60%	1.12%		0.83%		0.60%

Fee revenue as a percentage of total revenue excluding net securities gains	83%		79%	79%		81%		79%

Percentage of non-U.S. total revenue (a)(d)	43%		38%	38%		39%		37%

Pre-tax operating margin (a)(b)	36%		22%	26%		28%		27%
Non-GAAP (b)(c)	29%		30%	29%		28%		29%

Net interest margin (FTE)	0.94%		0.98%	1.16%		0.99%		1.14%

Assets under management at period end (in billions) (e)	$1,646		$1,636	$1,532		$1,646		$1,532
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (f)	$28.3		$28.5	$27.4		$28.3		$27.4
Market value of securities on loan at period end (in billions) (g)	$282		$280	$255		$282		$255

Average common shares and equivalents outstanding (in thousands):
Basic	1,126,946		1,133,556	1,148,724		1,133,006		1,153,327
Diluted	1,134,871		1,139,800	1,152,679		1,139,718		1,156,951

Capital ratios
Common equity Tier 1 (“CET1”) ratio (h)(i)	11.4%	(b)	11.2%	14.2%	(b)(k)	11.4%	(b)	14.2%	(b)(k)
Tier 1 capital ratio (h)(i)	12.3%	(b)	12.2%	15.8%	(k)	12.3%	(b)	15.8%	(k)
Total (Tier 1 plus Tier 2) capital ratio (h)(i)	12.7%	(b)	12.6%	16.8%	(k)	12.7%	(b)	16.8%	(k)
Leverage capital ratio (i)	5.8%		5.9%	5.6%	(k)	5.8%		5.6%	(k)

BNY Mellon shareholders’ equity to total assets ratio (b)	10.0%		9.6%	9.9%		10.0%		9.9%
BNY Mellon common shareholders’ equity to total assets ratio (b)	9.5%		9.2%	9.5%		9.5%		9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)(b)	6.5%		6.4%	6.3%		6.5%		6.3%

Estimated CET1, fully phased-in – Non-GAAP: (b)(h)(j)
Standardized Approach	10.8%		9.9%	10.1%		10.8%		10.1%
Advanced Approach	10.2%		10.0%	11.1%		10.2%		11.1%

Estimated supplementary leverage ratio (“SLR”), fully phased-in – Non-GAAP (b)(l)	4.6%		4.7%	N/A		4.6%		N/A

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Selected average balances
Interest-earning assets	$311,603	$300,758	$271,150	$299,064	$268,480
Assets of operations	$370,167	$357,807	$329,887	$357,301	$326,020
Total assets	$380,409	$369,212	$341,750	$368,297	$337,651
Interest-bearing deposits	$164,233	$162,674	$153,547	$160,006	$150,853
Noninterest-bearing deposits	$82,334	$77,820	$72,075	$80,531	$71,026
Preferred stock	$1,562	$1,562	$1,562	$1,562	$1,328
Total The Bank of New York Mellon Corporation common shareholders’ equity	$36,751	$36,565	$34,264	$36,537	$34,541

Other information at period end
Cash dividends per common share	$0.17	$0.17	$0.15	$0.49	$0.43
Common dividend payout ratio	18%	35%	18%	25%	33%
Common dividend yield (annualized)	1.7%	1.8%	2.0%	1.7%	1.9%
Closing stock price per common share	$38.73	$37.48	$30.19	$38.73	$30.19
Market capitalization	$43,599	$42,412	$34,674	$43,599	$34,674
Book value per common share – GAAP (a)(b)	$32.77	$32.49	$30.80	$32.77	$30.80
Tangible book value per common share – Non-GAAP (a)(b)	$15.30	$14.88	$13.34	$15.30	$13.34
Full-time employees	50,900	51,100	50,800	50,900	50,800
Common shares outstanding (in thousands)	1,125,710	1,131,596	1,148,522	1,125,710	1,148,522

(a)
The three and nine months ended Sept. 30, 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for a reconciliation of these ratios.

(c)
Non-GAAP excludes amortization of intangible assets, merger and integration (“M&I”), litigation, restructuring charges, the gain on the sale of our investment in Wing Hang, the gain on the sale of the One Wall Street building, a charge (recovery) related to investment management funds, net of incentives and the (benefit)/net charge related to the disallowance of certain foreign tax credits, if applicable.

(d)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(e)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(f)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.2 trillion at Sept. 30, 2014, June 30, 2014 and Sept. 30, 2013.

(g)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $65 billion at Sept. 30, 2014 and $64 billion at June 30, 2014.

(h)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods. The leverage capital ratio was not affected. The June 30, 2014 risk-based capital ratios also reflect adjustments due to refinements in the data used in determining risk-weighted assets. These adjustments resulted in reductions of approximately 20 basis points to the CET1, Tier 1 capital and Total capital ratios and approximately 40 basis points to the estimated CET1 fully phased-in (Non-GAAP) ratio calculated under the Standardized Approach. For additional information on these ratios, see “Capital” beginning on page 46.

(i)
At Sept. 30, 2014 and June 30, 2014, the CET1, Tier 1 and Total risk-based regulatory capital ratios are based on Basel III components of capital, as phased-in, with asset risk-weightings using the Advanced Approach framework. The leverage capital ratios are based on Basel III components of capital and quarterly average total assets, as phased-in. For additional information on these ratios, see “Capital” beginning on page 46.

(j)
The estimated fully phased-in Basel III CET1 ratios are based on our interpretation of the final rules released by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on July 2, 2013 (the “Final Capital Rules”), which are being gradually phased-in over a multi-year period. For additional information on these ratios, see “Capital” beginning on page 46.

(k)	The capital ratios for Sept. 30, 2013 are based on Basel I rules (including Basel I Tier 1 common in the case of the CET1 ratio).

(l)
The estimated fully phased-in SLR as of Sept. 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR. The estimated fully phased-in SLR as of June 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Notice of Proposed Rulemaking released in April 2014 concerning the SLR, except that off-balance sheet exposures included in total leverage exposure reflect the end of period measures, rather than a daily average. On a fully phased-in basis, we expect to satisfy a minimum SLR of over 5%, 3% attributable to a regulatory minimum SLR, and greater than 2% attributable to a buffer applicable to U.S. global systemically important banks (“G-SIBs”).

N/A – Not available.

BNY Mellon 3

Part I - Financial Information

Items 2. and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures about Market Risk

General

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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for a reconciliation of financial measures presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted Non-GAAP financial measures.

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

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of Sept. 30, 2014, BNY Mellon had $28.3 trillion in assets under custody and/or administration, and $1.6 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key third quarter 2014 and subsequent events

Acquisition of Cutwater Asset Management

In October 2014, BNY Mellon announced that it has signed an agreement to acquire Cutwater Asset Management, a U.S.-based fixed income and solutions specialist with approximately $23 billion in assets under management. Located in Armonk, NY, the firm is currently a wholly-owned subsidiary of MBIA Inc. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to close by the beginning of the first quarter of 2015.

Exit of the derivatives sales and trading business

In September 2014, BNY Mellon announced that it repositioned the BNY Mellon Markets Groups and will be exiting the derivatives sales and trading business over the next several years. This action will be beneficial to our operating margin and return on capital.

4 BNY Mellon

Corporate headquarters

In September 2014, BNY Mellon sold its One Wall Street office building in lower Manhattan for $585 million. BNY Mellon has occupied the 50 story, 1.1 million square foot building since 1989. The sale resulted in an after-tax gain of $204 million, or $346 million pre-tax.

Supplementary leverage ratio

The Final Capital Rules includes a minimum 3% supplementary leverage ratio (“SLR”) to become effective as a binding ratio on Jan. 1, 2018, although commencing in January 2015 each Advanced Approaches banking organization is required to calculate and report its SLR.

On Sept. 3, 2014, the U.S. federal banking agencies issued a final rule implementing the SLR. An enhanced SLR applicable to BNY Mellon and the other U.S. G-SIB bank holding companies will require a buffer in excess of 2% over the minimum 3% SLR for a total SLR in excess of 5%. In addition, the eight U.S. G-SIBs’ insured depository institution subsidiaries, regardless of the amount of their consolidated assets or assets under custody, must maintain a 6% SLR to be considered “well-capitalized.”

BNY Mellon’s estimated fully phased-in SLR of 4.6% at Sept. 30, 2014 was based on our interpretation of the Final Capital Rules, as supplemented by the final rules implementing the SLR.

BNY Mellon expects to fully satisfy the requirements of the SLR on or before it is phased-in. For additional information regarding the SLR, see “Recent accounting and regulatory developments - Regulatory developments.”

Liquidity coverage ratio

The Basel III framework requires banks and bank holding companies (“BHCs”) to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets relative to the entity’s net stressed cash outflow for a 30-day time horizon under an acute liquidity stress scenario.

On Sept. 3, 2014 the U.S. federal banking agencies issued a final rule (the “Final LCR Rule”) to implement the LCR in the U.S. Starting on Jan. 1, 2015, covered companies, including BNY Mellon, will be required to meet an LCR of 80% percent, increasing annually by 10% increments until Jan. 1, 2017, at which time covered companies would be required to meet a liquidity coverage ratio of 100%.

BNY Mellon expects to fully satisfy the requirement of this new measure of liquidity as it is phased-in without materially impacting our businesses. For additional information regarding the LCR, see “Recent accounting and regulatory developments - Regulatory developments.”

Sale of our equity investment in Wing Hang Bank Limited (“Wing Hang”)

In July 2014, BNY International Financing Corp., a subsidiary of BNY Mellon, sold our equity investment in Wing Hang, which is located in Hong Kong, to Oversea-Chinese Banking Corporation Limited, resulting in an after-tax gain of $315 million, or $490 million pre-tax. Equity income related to our investment in Wing Hang totaled $20 million through July of 2014 and $95 million in full-year 2013, including $37 million from the sale of a property recorded in the third quarter of 2013.

Completion of federal income tax exam

As previously disclosed, our 2006 and 2009 tax years remain open primarily to permit a tax carryback claim.  On Nov. 4, 2014, the IRS notified us that our carryback claim was approved and they are processing the refund.  We are determining the financial statement impact of the carryback and associated interest but estimate the after-tax benefit will range between $160 million to $190 million in the fourth quarter of 2014.

Highlights of third quarter 2014 results

In the third quarter of 2014, BNY Mellon reported net income applicable to common shareholders of $1.07 billion, or $0.93 per diluted common share, or $734 million, or $0.64 per diluted common share, adjusted

BNY Mellon 5

for gains related to the sale of our equity investment in Wing Hang and the sale of our One Wall Street building, net of litigation and restructuring charges. In the third quarter of 2013, net income applicable to common shareholders was $962 million, or $0.82 per diluted common share, or $713 million, or $0.61 per diluted common share, adjusted for the benefit related to certain tax matters net of litigation and restructuring charges. In the second quarter of 2014, net income applicable to common shareholders was $554 million, or $0.48 per diluted common share, or $715 million, or $0.62, per diluted common share adjusted for a charge related to investment management funds and severance. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for the reconciliation of Non-GAAP measures.

Highlights of the third quarter 2014 include:

•
AUC/A totaled $28.3 trillion at Sept. 30, 2014 compared with $27.4 trillion at Sept. 30, 2013. The increase of 3% primarily reflects higher market values. (See the “Investment Services business” beginning on page 23).

•
Assets under management (“AUM”), excluding securities lending cash management assets and assets managed in the Investment Services business, totaled a record $1.65 trillion at Sept. 30, 2014 compared with $1.53 trillion at Sept. 30, 2013. The increase of 7% resulted from higher equity market values and net new business. (See the “Investment Management business” beginning on page 20).

•
Investment services fees totaled $1.8 billion, an increase of 5% compared with the third quarter of 2013. The increase primarily reflects organic growth, higher market values and net new business. (See the “Investment Services business” beginning on page 23).

•
Investment management and performance fees totaled $881 million, a 7% increase compared with the third quarter of 2013. The increase primarily reflects higher equity markets, the impact of a weaker U.S. dollar and higher performance fees. (See the “Investment Management business” beginning on page 20).

•
Foreign exchange and other trading revenue totaled $153 million in the third quarter of 2014 compared with $160 million in the third quarter of 2013. Foreign exchange revenue was flat as higher volumes were offset by lower volatility.

Other trading revenue decreased reflecting lower derivatives trading revenue. (See “Fee and other revenue” beginning on page 7).

•
Investment and other income totaled $890 million in the third quarter of 2014 compared with $151 million in the third quarter of 2013. The increase primarily reflects the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, partially offset by lower equity investment revenue and seed capital gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $721 million in the third quarter of 2014 compared with $772 million in the third quarter of 2013. The decrease primarily resulted from lower asset yields and lower accretion, partially offset by higher average interest-bearing assets driven by higher deposits. (See “Net interest revenue” beginning on page 11).

•
The net unrealized pre-tax gain on our total investment securities portfolio was $1.1 billion at Sept. 30, 2014 compared with $1.2 billion at June 30, 2014. The decrease was primarily driven by an increase in market interest rates. (See “Investment securities” beginning on page 32).

•
The provision for credit losses was a credit of $19 million in the third quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio. (See “Asset quality and allowance for credit losses” beginning on page 37).

•
Noninterest expense totaled $3.0 billion in the third quarter of 2014 compared with $2.8 billion in the third quarter of 2013. The increase primarily reflects higher litigation expense, restructuring charges and the impact of a weaker U.S. dollar. Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges, and the charge (recovery) related to investment management funds (Non-GAAP) decreased slightly year-over-year. (See “Noninterest expense” beginning on page 14).

•
The provision for income taxes was $556 million (33.5% effective tax rate) in the third quarter of 2014. The gains on the sales of our equity investment in Wing Hang and our One Wall Street building, litigation and restructuring charges increased the effective tax rate 7.1% in the third quarter of 2014. (See “Income taxes” on page 15).

6 BNY Mellon

•
Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis, was 10.2% at Sept. 30, 2014 and 10.0% at June 30, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis, was 10.8% at Sept. 30, 2014, compared with 9.9% at June 30, 2014. (See “Capital” beginning on page 46).

•	In the third quarter of 2014, we repurchased 11.0 million common shares for a total cost of $431 million.

Fee and other revenue

Fee and other revenue								YTD14
				3Q14 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	3Q14	2Q14	3Q13	3Q13	2Q14	2014	2013	YTD13
Investment services fees:
Asset servicing (a)	$1,025	$1,022	$964	6%	—%	$3,056	$2,921	5%
Clearing services	337	326	315	7	3	988	940	5
Issuer services	315	231	322	(2)	36	775	853	(9)
Treasury services	142	141	137	4	1	419	417	—
Total investment services fees	1,819	1,720	1,738	5	6	5,238	5,131	2
Investment management and performance fees	881	883	821	7	—	2,607	2,491	5
Foreign exchange and other trading revenue	153	130	160	(4)	18	419	528	(21)
Distribution and servicing	44	43	43	2	2	130	137	(5)
Financing-related fees	44	44	44	—	—	126	129	(2)
Investment and other income (b)	890	142	151	N/M	N/M	1,134	524	N/M
Total fee revenue (b)	3,831	2,962	2,957	30	29	9,654	8,940	8
Net securities gains	20	18	22	N/M	N/M	60	102	N/M
Total fee and other revenue (b)	$3,851	$2,980	$2,979	29%	29%	$9,714	$9,042	7%

AUM at period end (in billions) (c)	$1,646	$1,636	$1,532	7%	1%	$1,646	$1,532	7%
AUC/A at period end (in trillions) (d)	$28.3	$28.5	$27.4	3%	(1)%	$28.3	$27.4	3%

(a)
Asset servicing fees include securities lending revenue of $37 million in the third quarter of 2014, $46 million in the second quarter of 2014, $35 million in the third quarter of 2013, $121 million in the first nine months of 2014 and $124 million in the first nine months of 2013.

(b)
Results for the third quarter of 2013 and the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(c)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(d)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at Sept. 30, 2014, June 30, 2014 and Sept. 30, 2013.
N/M - Not meaningful.

Fee and other revenue

Fee and other revenue totaled $3.9 billion in the third quarter of 2014, an increase of 29% both year-over-year and sequentially. Both increases primarily reflect the gains on the sales of the equity investment in Wing Hang and the One Wall Street building. The year-over-year increase also reflects higher asset servicing fees, investment management and performance fees and clearing services fees, partially offset by lower investment and other income (excluding the Wing Hang and One Wall Street gains) and lower foreign exchange and other trading revenue. Sequentially, the increase also reflects higher issuer services fees, clearing services fees and foreign exchange and other trading revenue, partially offset by lower investment and other income (excluding the Wing Hang and One Wall Street gains).

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2013 and the second quarter of 2014:

•
Asset servicing fees increased 6% year-over-year and increased slightly sequentially. The year-over-year increase primarily reflects organic growth, higher market values, net new business and higher collateral management fees in Global Collateral Services. The sequential increase

BNY Mellon 7

primarily reflects organic growth, partially offset by seasonally lower securities lending revenue.

•
Clearing services fees increased 7% year-over-year and increased 3% (unannualized) sequentially. Both increases were driven by growth in clearing accounts and mutual fund positions, and higher asset levels. The sequential increase also reflects higher DARTS volume.

•
Issuer services fees decreased 2% year-over-year and increased 36% (unannualized) sequentially. The year-over-year decrease reflects lower Corporate Trust fees, partially offset by new business in Depositary Receipts. The sequential increase is primarily due to seasonally higher dividend fees and new business in Depositary Receipts, partially offset by lower Corporate Trust fees. We continue to estimate that net maturities of high margin structured debt securitizations could reduce the Company’s total annual revenue by up to one-half of 1% if the structured debt markets do not recover.

•	Treasury services fees increased 4% year-over-year and 1% (unannualized) sequentially. The year-over-year increase primarily reflects higher payment volumes.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $881 million in the third quarter of 2014, an increase of 7% year-over-year and a slight decrease sequentially. The year-over-year increase primarily resulted from higher equity markets, the impact of a weaker U.S. dollar and higher performance fees. The sequential decrease was primarily driven by seasonally lower performance fees and the impact of a stronger U.S. dollar. Performance fees were $22 million in the third quarter of 2014 compared with $10 million in the third quarter of 2013 and $29 million in the second quarter of 2014.

Total AUM for the Investment Management business was a record $1.65 trillion at Sept. 30, 2014, an increase of 7% year-over-year and 1% (unannualized) sequentially. The year-over-year increase primarily resulted from higher equity market values and net new business. The sequential increase primarily reflects net new business. Net long-term inflows totaled $13 billion in the third quarter of 2014 driven by liability-driven investments, while short-term inflows were $19 billion.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue				Year-to-date
(in millions)	3Q14	2Q14	3Q13	2014	2013
Foreign exchange	$154	$129	$154	$413	$482
Other trading revenue (loss):
Fixed income	2	(1)	(2)	2	18
Equity/other	(3)	2	8	4	28
Total other trading revenue (loss)	(1)	1	6	6	46
Total foreign exchange and other trading revenue	$153	$130	$160	$419	$528

Foreign exchange and other trading revenue totaled $153 million in the third quarter of 2014, $160 million in the third quarter of 2013 and $130 million in the second quarter of 2014. In the third quarter of 2014, foreign exchange revenue totaled $154 million, unchanged year-over-year and up 19% (unannualized) sequentially. Year-over-year, higher volumes offset lower volatility. The sequential increase reflects higher volumes. Total other trading loss was $1 million in the third quarter of 2014 compared with other trading revenue of $6 million in the third quarter of 2013 and other trading revenue of $1 million in the second quarter of 2014. Both decreases primarily reflect lower derivatives trading revenue. Foreign exchange revenue and fixed income trading revenue are reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

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

8 BNY Mellon

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

A shift by custody clients from the standing instruction program to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue.  We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced customer service and higher volumes. For the quarter ended Sept. 30, 2014, our total revenue for all types of foreign exchange trading transactions was $154 million, or approximately 3% of our total revenue and approximately 29% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction program. The percentage of our foreign exchange revenue resulting from transactions undertaken through our standing instruction program declined compared with the second quarter of 2014 primarily reflecting an increase in other BNY Mellon foreign exchange activities in the third quarter of 2014.

BNY Mellon 9

Distribution and servicing fees

Distribution and servicing fee revenue was $44 million in the third quarter of 2014 and $43 million in both the third quarter of 2013 and second quarter of 2014.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $44 million in the third quarter of 2014, the third quarter of 2013 and the second quarter of 2014.

Investment and other income

Investment and other income
				Year-to-date
(in millions)	3Q14	2Q14	3Q13	2014	2013
Asset-related gains	$836	$17	$35	$852	$49
Corporate/bank-owned life insurance	34	30	38	94	104
Lease residual gains	5	4	7	44	18
Expense reimbursements from joint venture	13	15	12	40	31
Seed capital gains (losses)	(1)	15	7	20	14
Equity investment revenue (loss)	(9)	17	48	6	261
Private equity gains (losses)	2	(2)	(2)	5	1
Transitional services agreements	—	—	—	—	9
Other income (a)	10	46	6	73	37
Total investment and other income (a)	$890	$142	$151	$1,134	$524

(a)
Results for the third quarter of 2013 and the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes asset-related gains, insurance contracts, lease residual gains, expense reimbursements from our CIBC Mellon joint venture, seed capital gains and losses, gains and losses on equity investments, gains and losses on private equity investments, transitional services agreements, and other income. Asset-related gains include real estate, loans and other asset dispositions. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Transitional services agreements primarily relate to the Shareowner Services business, which was sold on Dec. 31, 2011. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income increased $739 million compared with the third quarter of 2013 and $748 million compared to the second quarter of 2014. Both increases primarily reflect the gains on the sales of the equity investment in Wing Hang and the One Wall Street building, partially offset by lower equity investment revenue and seed capital gains.

In July 2014, we sold our equity investment in Wing Hang resulting in an after-tax gain on $315 million, or $490 million pre-tax. Equity investment revenue related to our investment in Wing Hang totaled $20 million through July of 2014 and $95 million in full-year 2013, including $37 million from the sale of a property recorded in the third quarter of 2013.

In September 2014, we sold the corporate headquarters at One Wall Street resulting in an after-tax gain of $204 million, or $346 million pre-tax.

Year-to-date 2014 compared with year-to-date 2013

Fee and other revenue for the first nine months of 2014 totaled $9.7 billion compared with $9.0 billion in the first nine months of 2013. The increase primarily reflects the gains on the sales of the equity investment in Wing Hang and the One Wall Street building, higher asset servicing fees, investment management and performance fees, and clearing services fees, partially offset by a gain related to an equity investment recorded in the second quarter of 2013, lower foreign exchange and other trading revenue, issuer services fees, investment and other income (excluding the aforementioned gains) and securities gains.

The increase in asset servicing fees primarily reflects higher market values, organic growth, net new business and higher collateral management fees in Global Collateral Services. The increase in investment management and performance fees reflects higher market values, the impact of a weaker U.S. dollar and net new business. The increase in clearing services fees primarily reflects higher mutual fund fees. The decrease in foreign exchange and

10 BNY Mellon

other trading revenue primarily reflects lower volatility, partially offset by higher volumes. The decrease in issuer services fees primarily reflects the impact of continued net maturities of high margin securitizations in Corporate Trust and lower dividend fees in Depositary Receipts.

Net interest revenue

Net interest revenue									YTD14
				3Q14 vs.			Year-to-date		vs.
(dollars in millions)	3Q14	2Q14	3Q13	3Q13		2Q14	2014	2013	YTD13
Net interest revenue (non-FTE)	$721	$719	$772	(7)%		—%	$2,168	$2,248	(4)%
Tax equivalent adjustment	15	17	15	—		(12)	48	43	12
Net interest revenue (FTE) – Non-GAAP	$736	$736	$787	(6)%		—%	$2,216	$2,291	(3)%
Average interest-earning assets	$311,603	$300,758	$271,150	15%		4%	$299,064	$268,480	11%
Net interest margin (FTE)	0.94%	0.98%	1.16%	(22)	bps	(4) bps	0.99%	1.14%	(15)	bps
bps - basis points.

Net interest revenue totaled $721 million in the third quarter of 2014, a decrease of $51 million compared with the third quarter of 2013 and an increase of $2 million sequentially. The year-over-year decrease primarily resulted from lower asset yields and lower accretion, partially offset by higher average interest-earning assets driven by higher deposits.

Euro-denominated deposit liabilities comprised 15% of average deposits in the third quarter of 2014 and 16% of average deposits in the second quarter of 2014.

The net interest margin (FTE) was 0.94% in the third quarter of 2014, a decrease compared with 1.16% in the third quarter of 2013 and 0.98% in the second quarter of 2014. Both decreases primarily reflect the factors noted above.

In the fourth quarter of 2014, we are continuing to reduce our interbank placement assets and increasing our high quality liquid assets in the securities portfolio. The anticipated revenue as a result of these tactical actions should mitigate the impact on our net interest revenue as a result of:

•	the European Central Bank’s reduction in their deposit rate to negative, and the resulting impact on lower reinvestment rates across the euro yield curve; as well as,

•	prolonged low reinvestment rates in the U.S.

Year-to-date 2014 compared with year-to-date 2013

Net interest revenue totaled $2.2 billion in the first nine months of 2014, a decrease of 4% compared with the first nine months of 2013, primarily resulting from lower yields on average interest-earning assets, partially offset by balance sheet growth and a shift in the mix of interest-earning assets into higher yielding categories. The net interest margin (FTE) was 0.99% in the first nine months of 2014, a decrease compared with 1.14% in the first nine months of 2013 primarily reflecting higher average interest-earning assets and lower yields.

BNY Mellon 11

Average balances and interest rates	Quarter ended
	Sept. 30, 2014		June 30, 2014		Sept. 30, 2013
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$34,882	0.66%	$41,424	0.74%	$41,597	0.66%
Interest-bearing deposits held at the Federal Reserve and other central banks	88,713	0.23	85,546	0.26	65,704	0.23
Federal funds sold and securities purchased under resale agreements	15,683	0.61	13,387	0.58	8,864	0.56
Margin loans	18,108	1.04	17,050	1.05	14,653	1.10
Non-margin loans:
Domestic offices	23,826	2.20	22,566	2.30	21,378	2.40
Foreign offices	12,901	1.30	13,833	1.34	12,225	1.31
Total non-margin loans	36,727	1.88	36,399	1.94	33,603	2.01
Securities:
U.S. Government obligations	23,067	1.38	17,462	1.63	16,540	1.76
U.S. Government agency obligations	46,186	1.67	43,167	1.67	45,745	2.02
State and political subdivisions – tax-exempt	5,830	2.54	6,473	2.58	6,518	2.47
Other securities	36,972	1.37	34,318	1.55	32,403	1.92
Trading securities	5,435	2.36	5,532	2.19	5,523	2.83
Total securities	117,490	1.59	106,952	1.71	106,729	2.02
Total interest-earning assets	$311,603	1.05%	$300,758	1.10%	$271,150	1.28%
Allowance for loan losses	(187)		(197)		(212)
Cash and due from banks	6,225		5,064		6,400
Other assets	52,526		52,182		52,549
Assets of consolidated investment management funds	10,242		11,405		11,863
Total assets	$380,409		$369,212		$341,750
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,320	0.11%	$5,177	0.12%	$5,509	0.20%
Savings	1,258	0.28	1,185	0.27	1,015	0.25
Demand deposits	2,566	0.21	2,406	0.14	3,117	0.08
Time deposits	41,248	0.04	42,824	0.04	41,546	0.04
Foreign offices	113,841	0.05	111,082	0.06	102,360	0.07
Total interest-bearing deposits	164,233	0.06	162,674	0.06	153,547	0.06
Federal funds purchased and securities sold under repurchase agreements	20,620	(0.07)	19,030	(0.05)	12,164	(0.12)
Trading liabilities	2,806	0.84	2,993	0.97	2,325	1.69
Other borrowed funds	933	0.47	1,272	0.47	1,047	0.35
Commercial paper	3,654	0.07	1,970	0.08	1,186	0.05
Payables to customers and broker-dealers	9,705	0.10	8,916	0.09	8,659	0.09
Long-term debt	20,429	1.12	20,361	1.16	19,025	1.00
Total interest-bearing liabilities	$222,380	0.16%	$217,216	0.17%	$197,953	0.16%
Total noninterest-bearing deposits	82,334		77,820		72,075
Other liabilities	27,369		24,854		24,380
Liabilities and obligations of consolidated investment management funds	8,879		10,180		10,466
Total liabilities	340,962		330,070		304,874
Temporary equity
Redeemable noncontrolling interests	244		225		196
Permanent equity
Total BNY Mellon shareholders’ equity	38,313		38,127		35,826
Noncontrolling interests	890		790		854
Total permanent equity	39,203		38,917		36,680
Total liabilities, temporary equity and permanent equity	$380,409		$369,212		$341,750
Net interest margin (FTE)		0.94%		0.98%		1.16%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Average balances and interest rates	Year-to-date
	Sept. 30, 2014		Sept. 30, 2013
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$39,283	0.71%	$41,781	0.67%
Interest-bearing deposits held at the Federal Reserve and other central banks	82,939	0.25	61,627	0.22
Federal funds sold and securities purchased under resale agreements	13,413	0.60	8,078	0.54
Margin loans	17,008	1.05	13,973	1.14
Non-margin loans:
Domestic offices	22,804	2.27	21,475	2.39
Foreign offices	13,510	1.30	12,042	1.33
Total non-margin loans	36,314	1.91	33,517	2.01
Securities:
U.S. Government obligations	19,269	1.52	18,405	1.64
U.S. Government agency obligations	44,034	1.73	45,270	1.89
State and political subdivisions – tax-exempt	6,328	2.54	6,364	2.35
Other securities	35,081	1.52	33,377	1.96
Trading securities	5,395	2.38	6,088	2.51
Total securities	110,107	1.71	109,504	1.93
Total interest-earning assets	$299,064	1.11%	$268,480	1.27%
Allowance for loan losses	(198)		(237)
Cash and due from banks	5,726		5,338
Other assets	52,709		52,439
Assets of consolidated investment management funds	10,996		11,631
Total assets	$368,297		$337,651
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$5,384	0.12%	$5,656	0.24%
Savings	1,160	0.27	912	0.26
Demand deposits	2,878	0.13	2,872	0.08
Time deposits	41,871	0.04	40,790	0.04
Foreign offices	108,713	0.06	100,623	0.07
Total interest-bearing deposits	160,006	0.06	150,853	0.07
Federal funds purchased and securities sold under repurchase agreements	18,073	(0.08)	10,197	(0.17)
Trading liabilities	2,595	1.08	2,637	1.47
Other borrowed funds	1,080	0.49	1,195	0.46
Commercial paper	1,922	0.07	500	0.06
Payables to customers and broker-dealers	9,171	0.09	8,914	0.09
Long-term debt	20,404	1.12	18,969	1.05
Total interest-bearing liabilities	$213,251	0.16%	$193,265	0.18%
Total noninterest-bearing deposits	80,531		71,026
Other liabilities	25,620		26,179
Liabilities and obligations of consolidated investment management funds	9,724		10,299
Total liabilities	329,126		300,769
Temporary equity
Redeemable noncontrolling interests	238		187
Permanent equity
Total BNY Mellon shareholders’ equity	38,099		35,869
Noncontrolling interests	834		826
Total permanent equity	38,933		36,695
Total liabilities, temporary equity and permanent equity	$368,297		$337,651
Net interest margin (FTE)		0.99%		1.14%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 13

Noninterest expense

Noninterest expense								YTD14
				3Q14 vs.		Year-to-date		vs.
(dollars in millions)	3Q14	2Q14	3Q13	3Q13	2Q14	2014	2013	YTD13
Staff:
Compensation	$909	$903	$915	(1)%	1%	$2,737	$2,691	2%
Incentives	340	313	339	—	9	1,012	1,041	(3)
Employee benefits	228	223	262	(13)	2	678	765	(11)
Total staff	1,477	1,439	1,516	(3)	3	4,427	4,497	(2)
Professional, legal and other purchased services	323	314	296	9	3	949	908	5
Software	154	154	147	5	—	460	444	4
Net occupancy	154	152	153	1	1	460	475	(3)
Distribution and servicing	107	112	108	(1)	(4)	326	325	—
Furniture and equipment	80	82	79	1	(2)	247	248	—
Sub-custodian	67	81	71	(6)	(17)	216	212	2
Business development	61	68	63	(3)	(10)	193	221	(13)
Other	250	347	249	—	(28)	820	771	6
Amortization of intangible assets	75	75	81	(7)	—	225	260	(13)
M&I, litigation and restructuring charges	220	122	16	N/M	N/M	330	68	N/M
Total noninterest expense - GAAP	$2,968	$2,946	$2,779	7%	1%	$8,653	$8,429	3%

Total staff expense as a percentage of total revenue	32%	38%	40%			37%	39%

Full-time employees at period end	50,900	51,100	50,800	—%	—%	50,900	50,800	—%

Memo:
Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$2,673	$2,640	$2,682	—%	1%	$7,994	$8,089	(1)%
N/M - Not meaningful.

Total noninterest expense was $3.0 billion in the third quarter of 2014, an increase of 7% year-over-year and 1% (unannualized) sequentially. Both increases primarily reflect higher litigation expense. The year-over-year increase also reflects higher restructuring charges, professional, legal and other purchased services expenses and the impact of a weaker U.S. dollar, partially offset by lower staff expense. The sequential increase was partially offset by the charge related to investment management funds, net of incentives, recorded in the second quarter of 2014 and lower restructuring charges. Excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives (Non-GAAP), noninterest expense decreased slightly year-over-year and increased 1% (unannualized) sequentially.

We continue to invest in our compliance, risk and other control functions in light of increasing regulatory requirements. While our expenses remain high in those areas as a result of the need to hire additional staff and advisors and to enhance our technology platforms, we expect the rate of related expense growth to begin to slow as new rules are implemented.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in the third quarter of 2014, 57% in the third quarter of 2013 and 55% in the second quarter of 2014, excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives.

Staff expense was $1.5 billion in the third quarter of 2014, a decrease of 3% compared with the third quarter of 2013 and an increase of 3% (unannualized) compared with the second quarter of 2014. The year-over-year decrease primarily reflect lower pension expense, the benefit of replacing technology contractors with permanent staff and the impact of streamlining actions. The sequential increase

14 BNY Mellon

primarily reflects the incentive adjustment recorded in the second quarter of 2014 related to the charge related to investment management funds, the impact of the annual employee merit increase, partially offset by the impact of streamlining actions.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges, and the charge (recovery) related to investment management funds, net of incentives, (Non-GAAP) totaled $1.2 billion in the third quarter of 2014, an increase of 3% compared with the third quarter of 2013 and 1% compared with the second quarter of 2014. Both increases primarily reflect higher professional, legal and other purchased services.

The financial services industry has seen a continuing increase in the level of litigation and enforcement activity. As a result, we anticipate our legal and litigation costs to continue at elevated levels. For additional information on our legal proceedings, see Note 18 of the Notes to Consolidated Financial Statements.

In the second and third quarters of 2014, we recorded pre-tax restructuring charges of $120 million and $57 million, respectively, primarily reflecting severance expense related to streamlining actions. For additional information on restructuring charges, see Note 10 of the Notes to Consolidated Financial Statements.

Year-to-date 2014 compared with year-to-date 2013

Noninterest expense totaled $8.7 billion in the first nine months of 2014, an increase of $224 million, or 3%, compared with the first nine months of 2013. The increase primarily reflects higher restructuring charges and litigation expense, the charge (recovery) related to investment management funds, net of incentives, higher professional, legal and other purchased services expense and the impact of a weaker U.S. dollar, partially offset by lower pension expense, the cost of generating certain tax credits, lower amortization of intangible assets and business development expense.

Income taxes

The provision for income taxes was $556 million in the third quarter of 2014, $19 million in the third quarter of 2013 and $217 million in the second quarter of 2014. The provision in the third quarter of 2013 included a benefit of $261 million related to the U.S. Tax Court’s partial reconsideration of its original tax decision on Feb. 11, 2013 disallowing certain foreign tax credits.

The effective tax rate was 33.5% in the third quarter of 2014, 1.9% in the third quarter of 2013 and 26.7% in the second quarter of 2014. The previously disclosed gains, litigation and restructuring charges recorded in the third quarter of 2014 increased the effective tax rate by 7.1%. Excluding the impact of the partial reconsideration, the effective tax rate on an operating basis (Non-GAAP) was 27.9% in the third quarter of 2013. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for additional information.

In the first quarter of 2014, BNY Mellon adopted ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects - a Consensus of the FASB Emerging Issues Task Force”. See Note 2 of the Notes to Consolidated Financial Statements for the impact of the retrospective application of this new accounting guidance.

We expect the effective tax rate to be approximately 27% in the fourth quarter of 2014.

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

BNY Mellon 15

see Note 19 of the Notes to Consolidated Financial Statements.

Business results are subject to reclassification whenever organizational changes are made or when improvements are made in the measurement principles.

Results for the three and nine months ended Sept. 30, 2013 have been restated to reflect the impact of the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Restructuring charges recorded in the second and third quarters of 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

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

The following table presents key market metrics at period end and on an average basis.

Key market metrics										YTD14 vs. YTD13
						3Q14 vs.		Year-to-date
	3Q13	4Q13	1Q14	2Q14	3Q14	3Q13	2Q14	2014	2013
S&P 500 Index (a)	1682	1848	1872	1960	1972	17%	1%	1972	1682	17%
S&P 500 Index – daily average	1675	1769	1835	1900	1976	18	4	1905	1600	19
FTSE 100 Index (a)	6462	6749	6598	6744	6623	2	(2)	6623	6462	2
FTSE 100 Index – daily average	6530	6612	6680	6764	6756	3	—	6733	6422	5
MSCI World Index (a)	1544	1661	1674	1743	1698	10	(3)	1698	1544	10
MSCI World Index – daily average	1511	1602	1647	1698	1733	15	2	1693	1460	16
Barclays Capital Global Aggregate BondSM Index (a)(b)	356	354	365	376	361	1	(4)	361	356	1
NYSE and NASDAQ share volume (in billions)	166	179	196	187	173	4	(7)	556	526	6
JPMorgan G7 Volatility Index – daily average (c)	9.72	8.20	7.80	6.22	6.21	(36)	—	6.74	9.53	(29)
Average Fed Funds effective rate	0.09%	0.09%	0.07%	0.09%	0.09%	—	—	0.08%	0.11%	(3) bps

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
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

16 BNY Mellon

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$934	(a)	$2,005	$928	$3,867	(a)
Net interest revenue	69		583	69	721
Total revenue	1,003	(a)	2,588	997	4,588	(a)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	758		1,879	331	2,968
Income before taxes	$245	(a)	$709	$685	$1,639	(a)
Pre-tax operating margin (b)	24%		27%	N/M	36%
Average assets	$36,670		$266,455	$77,284	$380,409
Excluding amortization of intangible assets:
Noninterest expense	$727		$1,835	$331	$2,893
Income before taxes	276	(a)	753	685	1,714	(a)
Pre-tax operating margin (b)	27%		29%	N/M	37%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $39 million, net of noncontrolling interests of $23 million, for a net impact of $16 million. Income before taxes is net of noncontrolling interests of $23 million.

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

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $46 million, net of noncontrolling interests of $17 million, for a net impact of $29 million. Income before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

For the quarter ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$882	(b)	$1,949	$172	$3,003	(b)
Net interest revenue	67		619	86	772
Total revenue (a)	949	(b)	2,568	258	3,775	(b)
Provision for credit losses	—		—	2	2
Noninterest expense	724		1,811	244	2,779
Income before taxes (a)	$225	(b)	$757	$12	$994	(b)
Pre-tax operating margin (a) (c)	24%		29%	N/M	26%
Average assets	$38,690		$246,252	$56,808	$341,750
Excluding amortization of intangible assets:
Noninterest expense	$689		$1,765	$244	$2,698
Income before taxes (a)	260	(b)	803	12	1,075	(b)
Pre-tax operating margin (a) (c)	27%		31%	N/M	28%

(a)
Other segment and consolidated results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $32 million, net of noncontrolling interests of $8 million, for a net impact of $24 million. Income before taxes is net of noncontrolling interests of $8 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,804	(a)	$5,812	$1,159	$9,775	(a)
Net interest revenue	205		1,766	197	2,168
Total revenue	3,009	(a)	7,578	1,356	11,943	(a)
Provision for credit losses	—		—	(49)	(49)
Noninterest expense	2,347		5,569	737	8,653
Income before taxes	$662	(a)	$2,009	$668	$3,339	(a)
Pre-tax operating margin (b)	22%		26%	N/M	28%
Average assets	$37,951		$263,078	$67,268	$368,297
Excluding amortization of intangible assets:
Noninterest expense	$2,254		$5,437	$737	$8,428
Income before taxes	755	(a)	2,141	668	3,564	(a)
Pre-tax operating margin (b)	25%		28%	N/M	30%

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $121 million, net of noncontrolling interests of $60 million, for a net impact of $61 million. Income before taxes is net of noncontrolling interests of $60 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

18 BNY Mellon

For the nine months ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$2,675	(b)	$5,780	$671	$9,126	(b)
Net interest revenue	192		1,905	151	2,248
Total revenue (a)	2,867	(b)	7,685	822	11,374	(b)
Provision for credit losses	—		1	(42)	(41)
Noninterest expense	2,165		5,533	731	8,429
Income before taxes (a)	$702	(b)	$2,151	$133	$2,986	(b)
Pre-tax operating margin (a) (c)	24%		27%	N/M	26%
Average assets	$38,462		$243,769	$55,420	$337,651
Excluding amortization of intangible assets:
Noninterest expense	$2,052		$5,386	$731	$8,169
Income before taxes (a)	815	(b)	2,298	133	3,246	(b)
Pre-tax operating margin (a) (c)	28%		29%	N/M	29%

(a)
Other segment and consolidated results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $147 million, net of noncontrolling interests of $63 million, for a net impact of $84 million. Income before taxes is net of noncontrolling interests of $63 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 19

Investment Management business

										YTD14
(dollar amounts in millions)						3Q14 vs.		Year-to-date		vs.
	3Q13	4Q13	1Q14	2Q14	3Q14	3Q13	2Q14	2014	2013	YTD13
Revenue:
Investment management fees:
Mutual funds	$293	$303	$299	$311	$315	8%	1%	$925	$891	4%
Institutional clients	367	385	372	385	382	4	(1)	1,139	1,093	4
Wealth management	145	149	153	156	158	9	1	467	434	8
Investment management fees	805	837	824	852	855	6	—	2,531	2,418	5
Performance fees	10	72	20	29	22	N/M	N/M	71	58	22
Investment management and performance fees	815	909	844	881	877	8	—	2,602	2,476	5
Distribution and servicing	41	41	40	41	41	—	—	122	131	(7)
Other (a)	26	43	16	48	16	N/M	N/M	80	68	18
Total fee and other revenue (a)	882	993	900	970	934	6	(4)	2,804	2,675	5
Net interest revenue	67	68	70	66	69	3	5	205	192	7
Total revenue	949	1,061	970	1,036	1,003	6	(3)	3,009	2,867	5
Noninterest expense (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	689	760	698	725	727	6	—	2,150	2,040	5
Income before taxes (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	260	301	272	311	276	6	(11)	859	827	4
Amortization of intangible assets	35	35	31	31	31	(11)	—	93	113	(18)
Charge (recovery) related to investment management funds, net of incentives	—	—	(5)	109	—	N/M	N/M	104	12	N/M
Income before taxes	$225	$266	$246	$171	$245	9%	43%	$662	$702	(6)%

Pre-tax operating margin	24%	25%	25%	16%	24%			22%	24%
Adjusted pre-tax operating margin (a)	33%	34%	34%	36%	33%			34%	34%

Wealth management:
Average loans	$9,453	$9,755	$10,075	$10,372	$10,772	14%	4%	$10,408	$9,228	13%
Average deposits	$13,898	$14,161	$14,805	$13,458	$13,764	(1)%	2%	$14,005	$13,618	3%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income. Adjusted pre-tax operating margin excludes the net negative impact of money market fee waivers, amortization of intangible assets and the charge (recovery) related to investment management funds net of incentives, and is net of distribution and servicing expense. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for the reconciliation of Non-GAAP measures.

N/M - Not meaningful.

20 BNY Mellon

AUM trends (a)						3Q14 vs.
(dollar amounts in billions)	3Q13	4Q13	1Q14	2Q14	3Q14	3Q13	2Q14
AUM at period end, by product type:
Equity	$266	$276	$277	$282	$267	—%	(5)%
Fixed income	215	220	224	224	221	3	(1)
Index	303	323	328	353	345	14	(2)
Liability-driven investments (b)	394	403	436	436	455	15	4
Alternative investments	62	62	63	66	65	5	(2)
Cash	292	299	292	275	293	—	7
Total AUM	$1,532	$1,583	$1,620	$1,636	$1,646	7%	1%

AUM at period end, by client type:
Institutional	$1,041	$1,072	$1,118	$1,109	$1,131	9%	2%
Mutual funds	407	425	415	440	430	6	(2)
Private client	84	86	87	87	85	1	(2)
Total AUM	$1,532	$1,583	$1,620	$1,636	$1,646	7%	1%

Changes in AUM:
Beginning balance of AUM	$1,427	$1,532	$1,583	$1,620	$1,636
Net inflows (outflows):
Long-term:
Equity	3	(5)	(1)	(4)	(2)
Fixed income	(1)	5	—	(1)	—
Index	2	(3)	—	7	(3)
Liability-driven investments (b)	27	4	20	(17)	18
Alternative investments	1	1	2	2	—
Total long-term inflows (outflows)	32	2	21	(13)	13
Short term:
Cash	13	6	(7)	(18)	19
Total net inflows (outflows)	45	8	14	(31)	32
Net market/currency impact	60	43	23	47	(22)
Ending balance of AUM	$1,532	$1,583	$1,620	$1,636	$1,646	7%	1%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes currency and overlay assets under management.

Business description

Our Investment Management business is comprised of our affiliated investment management boutiques, wealth management business and global distribution companies. See page 22 of our 2013 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.65 trillion at Sept. 30, 2014 compared with $1.53 trillion at Sept. 30, 2013 and $1.64 trillion at June 30, 2014. The year-over-year increase primarily resulted from higher equity market values and net new business. The sequential increase primarily reflects net new business. Net long-term inflows were $13 billion in the third quarter of 2014 reflecting strong performance in liability-driven investments. Short-term inflows were $19 billion in the third quarter of 2014.

Total revenue was $1 billion, an increase of 6% compared with the third quarter of 2013 and a decrease of 3% (unannualized) compared with the second quarter of 2014. Both comparisons were impacted by higher equity markets and lower seed capital gains. The year-over-year increase also reflects the impact of a weaker U.S. dollar and higher performance fees. The sequential decrease also reflects lower performance fees and the impact of a stronger U.S. dollar. Revenue generated in the Investment Management business included 44% from non-U.S. sources in the third quarter of 2014 compared with 44% in the third quarter of 2013 and 45% in the second quarter of 2014.

Investment management fees in the Investment Management business were $855 million in the third quarter of 2014 compared with $805 million in the third quarter of 2013 and $852 million in the second

BNY Mellon 21

quarter of 2014. Both increases primarily resulted from higher equity markets. The year-over-year increase also reflects the impact of a weaker U.S. dollar. The sequential increase was partially offset by the impact of a stronger U.S. dollar.

In the third quarter of 2014, 37% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $315 million in the third quarter of 2014 compared with $293 million in the third quarter of 2013 and $311 million in the second quarter of 2014. Both increases primarily reflect higher equity markets.

Performance fees were $22 million in the third quarter of 2014 compared with $10 million in the third quarter of 2013 and $29 million in the second quarter of 2014. The year-over-year increase primarily reflects strong performance of liability-driven investments. The sequential decrease was due to seasonality.

Distribution and servicing fees were $41 million in the third quarter of 2014, third quarter of 2013 and second quarter of 2014.

Other fee revenue was $16 million in the third quarter of 2014 compared with $26 million in the third quarter of 2013 and $48 million in the second quarter of 2014. Both decreases were primarily impacted by lower seed capital gains.

Net interest revenue was $69 million in the third quarter of 2014 compared with $67 million in the third quarter of 2013 and $66 million in the second quarter of 2014. Both increases primarily reflect higher average loans. The year-over-year increase was partially offset by lower average deposits. The sequential increase also reflects higher average deposits. Average loans increased 14% year-over-year and 4% sequentially, while average deposits decreased 1% year-over-year and increased 2% sequentially.

Noninterest expense excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, was $727 million in the third quarter of 2014 compared with $689 million in the third quarter of 2013 and $725 million in the second quarter of 2014. The year-over-year increase primarily reflects the impact of a weaker U.S. dollar and higher staff and business development expenses resulting from investments in strategic initiatives.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes totaled $662 million in the first nine months of 2014 compared with $702 million in the first nine months of 2013. Income before taxes excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, was $859 million in the first nine months of 2014 compared with $827 million in the first nine months of 2013. Fee and other revenue increased $129 million compared with the first nine months of 2013 primarily due to higher equity market values and the impact of a weaker U.S. dollar, partially offset by higher money market fee waivers. Net interest revenue increased $13 million compared to the first nine months of 2013, primarily due to higher average loans and deposits. Noninterest expense excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, increased $110 million compared to the first nine months of 2013, primarily reflecting the impact of a weaker U.S. dollar, higher expenses resulting from investments in strategic initiatives and higher staff expense.

22 BNY Mellon

Investment Services business

										YTD14
(dollar amounts in millions, unless otherwise noted)						3Q14 vs.		Year-to-date		vs.
	3Q13	4Q13	1Q14	2Q14	3Q14	3Q13	2Q14	2014	2013	YTD13
Revenue:
Investment services fees:
Asset servicing	$939	$957	$985	$993	$998	6%	1%	$2,976	$2,843	5%
Clearing services	314	322	323	324	336	7	4	983	936	5
Issuer services	321	236	228	231	314	(2)	36	773	851	(9)
Treasury services	135	137	134	140	139	3	(1)	413	407	1
Total investment services fees	1,709	1,652	1,670	1,688	1,787	5	6	5,145	5,037	2
Foreign exchange and other trading revenue	177	150	158	145	159	(10)	10	462	543	(15)
Other (a)	63	58	59	87	59	(6)	(32)	205	200	3
Total fee and other revenue (a)	1,949	1,860	1,887	1,920	2,005	3	4	5,812	5,780	1
Net interest revenue	619	610	590	593	583	(6)	(2)	1,766	1,905	(7)
Total revenue	2,568	2,470	2,477	2,513	2,588	1	3	7,578	7,685	(1)
Provision for credit losses	—	—	—	—	—	N/M	N/M	—	1	N/M
Noninterest expense (ex. amortization of intangible assets)	1,765	1,822	1,778	1,824	1,835	4	1	5,437	5,386	1
Income before taxes (ex. amortization of intangible assets)	803	648	699	689	753	(6)	9	2,141	2,298	(7)
Amortization of intangible assets	46	47	44	44	44	(4)	—	132	147	(10)
Income before taxes	$757	$601	$655	$645	$709	(6)%	10%	$2,009	$2,151	(7)%

Pre-tax operating margin	29%	24%	26%	26%	27%			26%	27%
Pre-tax operating margin (ex. amortization of intangible assets)	31%	26%	28%	27%	29%			28%	29%

Investment services fees as a percentage of noninterest expense (b)	97%	90%	93%	93%	100%			95%	94%

Securities lending revenue	$26	$21	$30	$35	$27	4%	(23)%	$92	$96	(4)%

Metrics:
Average loans	$27,865	$31,211	$31,468	$33,115	$33,785	21%	2%	$32,798	$27,463	19%
Average deposits	$206,068	$216,216	$214,947	$220,701	$221,734	8%	—%	$219,152	$203,618	8%

AUC/A at period end (in trillions) (c)	$27.4	$27.6	$27.9	$28.5	$28.3	3%	(1)%
Market value of securities on loan at period end (in billions) (d)	$255	$235	$264	$280	$282	11%	1%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$110	$123	$161	$130	$115

Depositary Receipts:
Number of sponsored programs	1,350	1,335	1,332	1,316	1,302	(4)%	(1)%

Clearing services:
Global DARTS volume (in thousands)	212	213	230	207	209	(1)%	1%
Average active clearing accounts (U.S. platform) (in thousands)	5,622	5,643	5,695	5,752	5,805	3%	1%
Average long-term mutual fund assets (U.S. platform)	$377,131	$401,434	$413,658	$433,047	$442,827	17%	2%
Average investor margin loans (U.S. platform)	$8,845	$8,848	$8,919	$9,236	$9,861	11%	7%

Broker-Dealer:
Average tri-party repo balances (in billions)	$1,952	$2,005	$1,983	$2,022	$2,063	6%	2%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at Sept. 30, 2013, Dec. 31, 2013, March 31, 2014, June 30, 2014 and Sept. 30, 2014.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent, beginning in the fourth quarter of 2013, on behalf of CIBC Mellon clients, which totaled $62 billion at Dec. 31, 2013, $66 billion at March 31, 2014, $64 billion at June 30, 2014 and $65 billion at Sept. 30, 2014.

N/M - Not meaningful.

BNY Mellon 23

Business description

Our Investment Services business provides global custody and related services, government clearing, global collateral services, corporate trust and depositary receipt and clearing services, as well as global payment/working capital solutions to global financial institutional clients.

Our comprehensive suite of financial solutions includes: global custody, global fund services, securities lending, investment manager outsourcing, performance and risk analytics, alternative investment services, securities clearance, collateral management, corporate trust, American and global depositary receipt programs, cash management solutions, payment services, liquidity services and other linked revenues, principally foreign exchange, global clearing and execution, managed account services and global prime brokerage solutions. Our clients include corporations, public funds and government agencies, foundations and endowments; global financial institutions including banks, broker-dealers, asset managers, insurance companies and central banks; financial intermediaries and independent registered investment advisors; and hedge fund managers. We help our clients service their financial assets through a network of offices and service delivery centers in 35 countries across six continents.

The results of this business are driven by a number of factors, which include: the level of transaction activity; the range of services provided, which may include custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, and investment manager back-office outsourcing; the number of accounts; and the market value of assets under custody and/or administration. Market interest rates impact both securities lending revenue and the earnings on client deposit balances. Business expenses are driven by staff, technology investment, equipment and space required to support the services provided by the business and the cost of execution, clearance and custody of securities.

We are one of the leading global securities servicing providers with $28.3 trillion of AUC/A at Sept. 30, 2014. We are the largest custodian for U.S. corporate and public pension plans and we service 54% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services.

BNY Mellon is a leader in both global and U.S. Government securities clearance. We settle securities transactions in over 100 markets, act as a clearing agent for 18 of the 22 primary dealers and handle most of the transactions cleared through the Federal Reserve Bank of New York (by volume). As more fully described below, we are a leader in servicing tri-party repo collateral with approximately $2 trillion globally. We currently service approximately $1.4 trillion of the $1.6 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party collateral agency services to dealers and cash investors active in the tri-party repurchase, or repo, market and currently has approximately 86% of the market share of the U.S. tri-party repo market.

BNY Mellon has reduced the amount of secured intraday credit it provides to dealers in connection with their tri-party repo trades in a number of ways, including limiting the collateral used to secure intraday credit to certain more liquid asset classes, reducing the amount of time during which we extend intraday credit, implementing three-way trade confirmations, reducing the amount of credit provided in connection with processing collateral substitutions, introducing a functionality that enables us to “roll” maturing trades into new trades without extending credit, and requiring dealers to prefund their repayment obligations in connection with trades collateralized by Depository Trust Company sourced securities. Consistent with the recommendations of the Tri-Party Repo Infrastructure Reform Task Force, BNY Mellon has now achieved a 90% reduction in the amount of intraday credit provided.

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

24 BNY Mellon

collateral financing, liquidity and derivatives services teams.

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3 trillion in 31 markets.

We serve as depositary for 1,302 sponsored American and global depositary receipt programs at Sept. 30, 2014, acting in partnership with leading companies from 66 countries - an estimated 60% global market share.

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

Review of financial results

AUC/A at Sept. 30, 2014 were $28.3 trillion, an increase of 3% from $27.4 trillion at Sept. 30, 2013, and a decrease of 1% from $28.5 trillion at June 30, 2014. The year-over-year increase was primarily driven by higher market values. AUC/A were comprised of 36% equity securities and 64% fixed income securities at Sept. 30, 2014 compared with 35% equity securities and 65% fixed income securities at Sept. 30, 2013.

Revenue generated in the Investment Services business included 39% from non-U.S. sources in the third quarter of 2014 compared with 36% in the third quarter of 2013 and 37% in the second quarter of 2014.

Investment services fees were $1.8 billion in the third quarter of 2014, an increase of 5% compared with the third quarter of 2013 and 6% (unannualized) compared with the second quarter of 2014 reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and global collateral services) were $998 million in the third quarter of 2014 compared with $939 million in the third quarter of 2013 and $993 million in the second quarter of 2014. The year-over-year increase primarily reflects organic growth, higher market values, net new business and higher collateral management fees in Global Collateral Services. The sequential increase primarily reflects organic growth, partially offset by seasonally lower securities lending revenue.

•
Clearing services fees were $336 million in the third quarter of 2014 compared with $314 million in the third quarter of 2013 and $324 million in the second quarter of 2014. Both increases were driven by growth in clearing accounts and mutual fund positions, and higher asset levels. The sequential increase also reflects higher DARTS volume.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $314 million in the third quarter of 2014, compared with $321 million in the third quarter of 2013 and $231 million in the second quarter of 2014. The year-

BNY Mellon 25

over-year decrease reflects lower Corporate Trust fees, partially offset by new business in Depositary Receipts. The sequential increase is primarily due to seasonally higher dividend fees and new business in Depositary Receipts, partially offset by lower Corporate Trust fees.

•
Treasury services fees were $139 million in the third quarter of 2014 compared with $135 million in the third quarter of 2013 and $140 million in the second quarter of 2014. The year-over-year increase primarily reflects higher payment volumes.

Foreign exchange and other trading revenue totaled $159 million in the third quarter of 2014, compared with $177 million in the third quarter of 2013 and $145 million in the second quarter of 2014. The year-over-year decrease primarily reflects lower volatility, partially offset by higher volumes. Sequentially, the increase reflects higher volumes.

Net interest revenue was $583 million in the third quarter of 2014 compared with $619 million in the third quarter of 2013 and $593 million in the second quarter of 2014. Both decreases primarily reflects lower yields, partially offset by higher average loans. The year-over-year decrease was partially offset by higher average deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.835 billion in the third quarter of 2014, compared with $1.765 billion in the third quarter of 2013 and $1.824 billion in the second quarter of 2014. Both increases reflect higher litigation expense. The year-over-year increase also reflects higher professional and legal expenses, partially offset by lower staff expense. The sequential increase was partially offset by lower sub-custodian and staff expenses.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes totaled $2.0 billion in the first nine months of 2014 compared with $2.2 billion in the first nine months of 2013. Excluding intangible amortization, income before taxes decreased $157 million. Fee and other revenue increased $32 million reflecting higher asset servicing fees driven by higher market values, organic growth and net new business, and higher clearing services fees driven by higher mutual funds fees, partially offset by lower foreign exchange and other trading revenue driven by lower volatility, and lower issuer services fees. The $139 million decrease in net interest revenue primarily reflects lower yields and lower accretion, partially offset by higher average deposits and loans. Noninterest expense (excluding intangible amortization) increased $51 million primarily due to higher professional expenses and the impact of the annual merit increase, partially offset by lower incentive and business development expenses.

26 BNY Mellon

Other segment

						Year-to-date
(dollars in millions)	3Q13	4Q13	1Q14	2Q14	3Q14	2014	2013
Revenue:
Fee and other revenue	$172	$(20)	$112	$119	$928	$1,159	$671
Net interest revenue	86	83	68	60	69	197	151
Total revenue	258	63	180	179	997	1,356	822
Provision for credit losses	2	6	(18)	(12)	(19)	(49)	(42)
Noninterest expense (ex. M&I and restructuring charges)	230	200	193	93	274	560	709
Income (loss) before taxes (ex. M&I and restructuring charges)	26	(143)	5	98	742	845	155
M&I and restructuring charges	14	13	—	120	57	177	22
Income (loss) before taxes	$12	$(156)	$5	$(22)	$685	$668	$133
Average loans and leases	$10,938	$9,802	$10,104	$9,962	$10,278	$10,116	$10,799

See page 28 of our 2013 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue increased $756 million compared with the third quarter of 2013 and $809 million compared with the second quarter of 2014. Both increases primarily reflect the gain on the sale of our investment in Wing Hang and the gain on the sale of the One Wall Street building, partially offset by lower equity investment and other income.

Net interest revenue decreased $17 million compared with the third quarter of 2013 and increased $9 million compared with the second quarter of 2014. The year-over-year decrease primarily reflects changes in the internal credit rates to the businesses for deposits and lower average loans and leases. Sequentially, the increase reflects higher average loans and leases.

The provision for credit losses was a credit of $19 million in the third quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio.

Noninterest expense excluding M&I and restructuring charges increased $44 million compared with the third quarter of 2013 and $181 million compared with the second quarter of 2014. Both increases primarily reflect higher litigation expense. The year-over-year increase was partially offset by lower staff expense. The sequential increase also reflects higher staff expenses.

M&I and restructuring charges recorded in the third quarter of 2014 primarily reflects severance expense.

Year-to-date 2014 compared with year-to-date 2013

Income before taxes in the Other segment was $668 million in the first nine months of 2014 compared with $133 million in the first nine months of 2013. Total revenue increased $534 million resulting from the gain on the sale of our investment in Wing Hang, the gain on the sale of the One Wall Street building and the impact on net interest revenue from changes in the internal credit rates to the businesses for deposits, partially offset by a gain related to an equity investment in 2013 and lower equity investment income and securities gains. The provision for credit losses was a credit of $49 million in the first nine months of 2014 compared with a credit of $42 million in the first nine months of 2013. Both credits reflect the continued improvement in the credit quality of the loan portfolio. Noninterest expenses, excluding M&I and restructuring charges, decreased $149 million, primarily reflecting lower staff, business development and occupancy expenses and the cost of generating certain tax credits, partially offset by higher litigation expense.

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary

BNY Mellon 27

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

Consolidated balance sheet review

At Sept. 30, 2014, total assets were $386 billion compared with $375 billion at Dec. 31, 2013. Total assets averaged $380 billion in the third quarter of 2014 compared with $342 billion in the third quarter of 2013 and $369 billion in the second quarter of 2014. Fluctuations in the period-end and average total assets were driven in part by the level of client deposits. Deposits totaled $265 billion at Sept. 30, 2014 and $261 billion at Dec. 31, 2013. Total deposits averaged $247 billion in the third quarter of 2014, $226 billion in the third quarter of 2013 and $240 billion in the second quarter of 2014. At Sept. 30, 2014, total interest-bearing deposits were 52% of total interest-earning assets compared with 54% at Dec. 31, 2013.

At Sept. 30, 2014, we had $48 billion of liquid funds and $98 billion of cash (including $92 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $146 billion of available funds. This compares with available funds of $155 billion at Dec. 31, 2013. The decrease in available funds primarily resulted from a lower level of interest-bearing deposits with the Federal Reserve and other central banks. Total available funds as a percentage of total assets was 38% at Sept. 30, 2014 compared with 41% at Dec. 31, 2013. Of the $48 billion in liquid funds held at Sept. 30, 2014, $30 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 21 days. Of the $30 billion, $6 billion was placed with banks in the Eurozone.

Investment securities were $116 billion, or 30% of total assets, at Sept. 30, 2014, compared with $99 billion, or 26% of total assets, at Dec. 31, 2013. The increase reflects a higher level of investments in U.S. Treasury securities, agency RMBS and sovereign debt/sovereign guaranteed.

Loans were $58 billion, or 15% of total assets, at Sept. 30, 2014, compared with $52 billion, or 14% of total assets, at Dec. 31, 2013. The increase in loans primarily reflects higher overdrafts, margin loans and wealth management loans and mortgages.

Long-term debt totaled $21.6 billion at Sept. 30, 2014 and $19.9 billion at Dec. 31, 2013. Senior debt issuances of $4.7 billion were partially offset by maturities of $2.9 billion in the first nine months of 2014.

Total The Bank of New York Mellon Corporation shareholders’ equity at Sept. 30, 2014 increased to $38.5 billion from $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention, approximately $520 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, and an increase in the value of our investment securities portfolio, partially offset by share repurchases and a decrease in foreign currency translation adjustments.

Exposure in Ireland, Italy, Spain, Portugal, Greece, Russia and Ukraine

We have provided expanded disclosure on countries that have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country. See “Risk management” in the 2013 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure. The liabilities of consolidated investment management funds represent the interest of the noteholders of the funds and are solely dependent on the value of the assets of the funds.

28 BNY Mellon

Any loss in the value of assets of consolidated investment management funds would be incurred by the fund’s noteholders.

Our exposure in Ireland is principally related to Irish-domiciled investment funds. Servicing provided to these funds and fund families may result in overdraft exposure.

Recent events in Russia and Ukraine significantly increased geopolitical tensions in Central and Eastern Europe. In addition to the exposures in the following table, we provide investments services, including acting as a depositary receipt bank, for companies in Russia. To date, our Russian-related businesses have not been materially impacted by the ongoing tensions or sanctions. Future developments including additional sanctions against Russian entities could adversely impact these businesses and our results of operations. At Sept. 30, 2014, our exposure to Ukraine was less than $1 million.

At Sept. 30, 2014 and Dec. 31, 2013, BNY Mellon had exposure of less than $1 million in both Portugal and Greece.

The following tables present our on- and off-balance sheet exposure in Ireland, Italy and Spain at both Sept. 30, 2014 and Dec. 31, 2013. Additionally, our on- and off-balance sheet exposure to Russia is presented at Sept. 30, 2014. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

BNY Mellon 29

On- and off-balance sheet exposure at Sept. 30, 2014
(in millions)	Ireland	Italy	Spain	Russia	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$176	$199	$420	$40	$835
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	438	938	931	—	2,307
Loans and leases (c)	143	2	5	330	480
Trading assets (d)	293	32	19	—	344
Total gross on-balance sheet exposure	1,050	1,171	1,375	370	3,966
Less:
Collateral	124	29	19	—	172
Guarantees	—	2	1	—	3
Total collateral and guarantees	124	31	20	—	175
Total net on-balance sheet exposure	$926	$1,140	$1,355	$370	$3,791
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$90	$—	$—	$—	$90
Letters of credit (f)	62	3	13	—	78
Total gross off-balance sheet exposure	152	3	13	—	168
Less:
Collateral	80	—	13	—	93
Total net off-balance sheet exposure	$72	$3	$—	$—	$75
Total exposure:
Total gross on- and off-balance sheet exposure	$1,202	$1,174	$1,388	$370	$4,134
Less: Total collateral and guarantees	204	31	33	—	268
Total net on- and off-balance sheet exposure	$998	$1,143	$1,355	$370	$3,866

(a)
Interest-bearing deposits with banks represent a $97 million placement with an Irish subsidiary of a UK holding company, an $8 million placement with an Irish financial institution, a $100 million placement with a financial institution in Italy, $417 million of placements with financial institutions in Spain, $173 million of nostro accounts related to our custody activities located in Ireland, Italy and Spain and $40 million of nostro accounts related to our depositary receipts business in Russia.

(b)
Investment securities represent $155 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $2.1 billion, fair value, of sovereign debt located in Ireland, Spain and Italy and $46 million, fair value, of corporate bonds located in Ireland, Italy and Spain. The investment securities were 93% investment grade.

(c)
Loans and leases primarily include $69 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $73 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $330 million of trade finance and syndicated loans primarily to large, state-owned financial institutions in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to over-the-counter foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $293 million of receivables primarily due from Irish-domiciled investment funds and $51 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on trading assets represents $51 million in Ireland and $29 million in Italy. Additionally, trading assets in Spain were collateralized by $19 million of cash and U.S. Treasuries.

(e)
Lending-related commitments include $77 million to an insurance company in Ireland, collateralized by $12 million of marketable securities, and $13 million to an investment company in Ireland, secured by a lien on the client’s collateral portfolio.

(f)
Letters of credit primarily represent $57 million extended to an insurance company in Ireland, collateralized by $55 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with higher risk countries counterparties are excluded.

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

(c)
Loans and leases primarily include $184 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $70 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $13 million of loans to financial institutions located in Ireland, which were collateralized by $12 million of marketable securities. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to the over-the-counter foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $62 million of receivables primarily due from Irish-domiciled investment funds and $53 million of receivables primarily due from financial institutions in Italy and Spain. Cash collateral on trading assets primarily represents $30 million in Italy. Trading assets located in Spain are collateralized by $13 million of U.S. Treasuries.

(e)	Lending-related commitments include $70 million to an insurance company, collateralized by $3 million of marketable securities.

(f)
Letters of credit primarily represent $65 million extended to an insurance company in Ireland, fully collateralized by marketable securities, $48 million extended to a financial institution in Ireland and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities.

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	June 30, 2014		3Q14 change in unrealized gain (loss)	Sept. 30, 2014			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$41,552		$(100)	$44,413	$44,372		100%	$(41)		100%	—%	—%	—%	—%
U.S. Treasury	18,791		(18)	25,244	25,449		101	205		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	14,812		41	16,510	16,627		101	117		87	—	13	—	—
Non-agency RMBS (c)	2,574		(31)	1,916	2,449		81	533		—	1	1	90	8
Non-agency RMBS	1,227		3	1,147	1,170		94	23		1	9	23	66	1
European floating rate notes (d)	2,525		9	2,297	2,296		100	(1)		72	22	—	6	—
Commercial MBS	4,397		(28)	4,798	4,829		101	31		93	6	1	—	—
State and political subdivisions	6,253		13	5,350	5,434		102	84		79	20	—	—	1
Foreign covered bonds (e)	2,788		(3)	2,863	2,949		103	86		100	—	—	—	—
Corporate bonds	1,693		(5)	1,636	1,670		102	34		21	65	14	—	—
CLO	1,455		(1)	1,959	1,971		101	12		100	—	—	—	—
U.S. Government agencies	787		(3)	704	699		99	(5)		100	—	—	—	—
Consumer ABS	3,278		(3)	3,024	3,025		100	1		99	1	—	—	—
Other (f)	2,980		(3)	2,917	2,923		100	6		40	53	—	—	7
Total investment securities	$105,112	(g)	$(129)	$114,778	$115,863	(g)	100%	$1,085	(h)	90%	4%	2%	3%	1%

(a)	Amortized cost before impairments.

(b)	Primarily comprised of exposure to U.K., France, Germany and Netherlands.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancement, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily comprised of exposure to UK and Netherlands.

(e)	Primarily comprised of exposure to Canada, UK and Netherlands.

(f)	Includes commercial paper of $1.7 billion and $1.6 billion, fair value, and money market funds of $810 million and $789 million, fair value, at June 30, 2014 and Sept. 30, 2014, respectively.

(g)	Includes net unrealized gains on derivatives hedging securities available-for-sale of $213 million at June 30, 2014 and $137 million at Sept. 30, 2014.

(h)	Unrealized gains of $1,055 million at Sept. 30, 2014 related to available-for-sale securities.

The fair value of our investment securities portfolio was $115.9 billion at Sept. 30, 2014 compared with $99.4 billion at Dec. 31, 2013. The increase reflects a higher level of investments in U.S. Treasury securities, agency RMBS and sovereign debt/sovereign guaranteed. In the third quarter of 2014, we received $134 million of paydowns and sold $24 million of sub-investment grade securities.

At Sept. 30, 2014, the total investment securities portfolio had a net unrealized pre-tax gain of $1.1 billion compared with $309 million at Dec. 31, 2013. The increase in the net unrealized pre-tax gain was primarily driven by the reduction in market interest rates. The unrealized net of tax gain on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $654 million at Sept. 30, 2014, compared with $357 million at Dec. 31, 2013.

At Sept. 30, 2014, 90% of the securities in our portfolio were rated AAA/AA- compared with 89% of the securities rated AAA/AA- at Dec. 31, 2013.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

The following table presents the amortizable purchase premium (net of discount) related to the investment

32 BNY Mellon

securities portfolio and accretable discount related to the restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	3Q13	4Q13	1Q14	2Q14	3Q14
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,519	$2,377	$2,236	$2,225	$2,317
Estimated average life remaining at period end (in years)	5.2	5.2	5.0	4.8	4.6
Amortization	$147	$142	$145	$156	$159
Accretable discount related to the restructuring of the investment securities portfolio:
Balance at period end	$675	$642	$534	$510	$465
Estimated average life remaining at period end (in years)	6.1	6.0	6.3	6.2	6.6
Accretion	$55	$52	$46	$41	$40

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
State and political subdivisions	$7	$7	$—	$13	$—
U.S. Treasury	1	1	22	12	49
U.S. Government agencies	—	—	—	7	—
Foreign covered bonds	—	3	—	3	8
European floating rate notes	2	—	3	1	(3)
Commercial MBS	1	—	—	1	15
Non-agency RMBS	4	(2)	(4)	—	(3)
Other	5	9	1	23	36
Total net securities gains	$20	$18	$22	$60	$102

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2014, this analysis resulted in $2 million of credit losses primarily on our Alt-A and prime RMBS portfolios. At Sept. 30, 2014, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by $1 million (pre-tax). See Note 4 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2014. The unrealized loss on these securities was $1 million at Sept. 30, 2014, an improvement of $9 million compared with $10 million at June 30, 2014.

European floating rate notes at Sept. 30, 2014 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,425	$114	$1,539
Netherlands	571	—	571
Ireland	152	—	152
Other	34	—	34
Total fair value	$2,182	$114	$2,296

(a)	72% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

BNY Mellon 33

Loans

Total exposure – consolidated	Sept. 30, 2014			Dec. 31, 2013
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$14.6	$15.5	$30.1	$14.4	$17.0	$31.4
Commercial	1.5	18.7	20.2	1.6	19.5	21.1
Subtotal institutional	16.1	34.2	50.3	16.0	36.5	52.5
Wealth management loans and mortgages	10.8	1.6	12.4	9.8	1.7	11.5
Commercial real estate	2.4	2.7	5.1	2.0	2.4	4.4
Lease financings	2.2	—	2.2	2.3	—	2.3
Other residential mortgages	1.3	—	1.3	1.4	—	1.4
Overdrafts	6.3	—	6.3	3.7	—	3.7
Other	0.9	—	0.9	0.8	—	0.8
Subtotal non-margin loans	40.0	38.5	78.5	36.0	40.6	76.6
Margin loans	17.5	0.7	18.2	15.7	0.5	16.2
Total	$57.5	$39.2	$96.7	$51.7	$41.1	$92.8

At Sept. 30, 2014, total exposures were $96.7 billion, an increase of 4% from $92.8 billion at Dec. 31, 2013. The increase in total exposure primarily reflects higher exposure in overdrafts, margin loans, wealth management loans and mortgages and commercial real estate portfolios, partially offset by lower exposure in the financial institutions and commercial portfolios.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios made up 52% of our total lending exposure at Sept. 30, 2014 and 57% at Dec. 31, 2013. Additionally, a substantial portion of our overdrafts relate to financial institutions and commercial customers.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	Sept. 30, 2014					Dec. 31, 2013
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$1.6	$10.6	87%	89%	$9.4	$2.3	$11.7
Asset managers	1.5	4.6	6.1	99	77	1.4	4.1	5.5
Securities industry	3.6	1.3	4.9	91	95	2.9	2.0	4.9
Insurance	0.1	4.0	4.1	99	19	0.1	4.3	4.4
Government	—	3.0	3.0	97	30	0.4	3.2	3.6
Other	0.4	1.0	1.4	96	24	0.2	1.1	1.3
Total	$14.6	$15.5	$30.1	93%	69%	$14.4	$17.0	$31.4

The financial institutions portfolio exposure was $30.1 billion at Sept. 30, 2014 compared with $31.4 billion at Dec. 31, 2013. The decrease primarily reflects lower exposure to banks.

Financial institution exposures are high quality, with 93% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2014. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 69% expire within one year, and 36% expire within 90 days. In addition, 36% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

34 BNY Mellon

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

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	Sept. 30, 2014					Dec. 31, 2013
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.7	$5.8	$6.5	95%	27%	$0.6	$6.0	$6.6
Energy and utilities	0.4	5.7	6.1	98	8	0.7	5.9	6.6
Manufacturing	0.3	5.6	5.9	91	9	0.2	5.9	6.1
Media and telecom	0.1	1.6	1.7	90	10	0.1	1.7	1.8
Total	$1.5	$18.7	$20.2	94%	15%	$1.6	$19.5	$21.1

The commercial portfolio exposure decreased 4% to $20.2 billion at Sept. 30, 2014, from $21.1 billion at Dec. 31, 2013, primarily reflecting a decrease in the energy and utilities and manufacturing portfolios.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
Financial institutions	92%	93%	94%	93%	93%
Commercial	94%	94%	94%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 93% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at Sept. 30, 2014.

Wealth management loans and mortgages

Our wealth management exposure was $12.4 billion at Sept. 30, 2014 compared with $11.5 billion at Dec. 31, 2013. Wealth management loans and mortgages are primarily comprised of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 65% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2014.

At Sept. 30, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: California - 21%; New York - 21%; Massachusetts - 15%; Florida - 9%; and other - 34%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets.

BNY Mellon 35

Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $5.1 billion at Sept. 30, 2014 compared with $4.4 billion at Dec. 31, 2013.

At Sept. 30, 2014, 59% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 61% secured by residential buildings, 20% secured by office buildings, 10% secured by retail properties, and 9% secured by other categories. Approximately 97% of the unsecured portfolio is comprised of real estate investment trusts (“REITs”), which are primarily investment grade, and real estate operating companies.

At Sept. 30, 2014, our commercial real estate portfolio is comprised of the following concentrations: New York metro - 46%; REITs and real estate operating companies - 40%; and other - 14%.

Lease financings

The leasing portfolio exposure totaled $2.2 billion and included $145 million of airline exposures at Sept. 30, 2014, compared with $2.3 billion of leasing exposures, including $166 million of airline exposures, at Dec. 31, 2013. At Sept. 30, 2014, approximately 87% of the leasing exposure was investment grade.

At Sept. 30, 2014, the $2.1 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At Sept. 30, 2014, our $145 million of exposure to the airline industry consisted of $61 million to major U.S. carriers, $75 million to foreign airlines and $9 million to U.S. regional airlines.

Our airline lease customers experienced a recent recovery in the industry. However, a significant portion of these customers remain highly leveraged and vulnerable to both economic downturns and rising fuel prices. We continue to closely monitor this portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.3 billion at Sept. 30, 2014, compared with $1.4 billion at Dec. 31, 2013. Included in this portfolio at Sept. 30, 2014 are $366 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.4 billion of loans at Sept. 30, 2014 and $6.7 billion at Dec. 31, 2013 related to a term loan program that offers fully collateralized loans to broker-dealers.

36 BNY Mellon

Tri-party repo committed credit facilities

We are working to partially convert the secured intraday credit provided to dealers in connection with their tri-party repo trades from uncommitted credit to committed credit in the first quarter of 2015.  The dealers will be required to fully secure the outstanding intraday credit with high quality liquid assets having a market value in excess of the amount of the outstanding credit.

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013
Margin loans	$17,548	$17,685	$15,652	$15,146
Non-margin loans	39,979	41,563	36,005	34,992
Total loans	$57,527	$59,248	$51,657	$50,138
Allowance for credit losses - beginning of period	$311	$326	$339	$337
Provision for credit losses	(19)	(12)	6	2
Net (charge-offs) recoveries:
Foreign	(1)	(2)	(3)	1
Wealth management loans and mortgages	—	(1)	—	—
Other residential mortgages	1	(1)	—	—
Financial institutions	—	—	3	—
Commercial	(4)	1	(1)	(1)
Net (charge-offs)	(4)	(3)	(1)	—
Allowance for credit losses - end of period	$288	$311	$344	$339
Allowance for loan losses	$191	$187	$210	$206
Allowance for lending-related commitments	97	124	134	133
Allowance for loan losses as a percentage of total loans	0.33%	0.32%	0.41%	0.41%
Allowance for loan losses as a percentage of non-margin loans	0.48	0.45	0.58	0.59
Total allowance for credit losses as a percentage of total loans	0.50	0.52	0.67	0.68
Total allowance for credit losses as a percentage of non-margin loans	0.72	0.75	0.96	0.97

Net charge-offs were $4 million in the third quarter of 2014 and $3 million in the second quarter of 2014. Net charge-offs in the third quarter of 2014 were primarily in the commercial loan portfolio. Net charge offs in the second quarter of 2014 were primarily in the foreign loans, wealth management loans and mortgages and other residential mortgages portfolios. There were no net charge-offs in the third quarter of 2013.

The provision for credit losses was a credit of $19 million in the third quarter of 2014 driven by the continued improvement in the credit quality of the loan portfolio. The provision for credit losses was $2 million in the third quarter of 2013 and a credit of $12 million in the second quarter of 2014.

The total allowance for credit losses was $288 million at Sept. 30, 2014, $344 million at Dec. 31, 2013 and $339 million at Sept. 30, 2013. The ratio of the total allowance for credit losses to non-margin loans was 0.72% at Sept. 30, 2014, 0.96% at Dec. 31, 2013 and 0.97% at Sept. 30, 2013. The ratio of the allowance for loan losses to non-margin loans was 0.48% at Sept. 30, 2014 compared with 0.58% at Dec. 31, 2013 and 0.59% at Sept. 30, 2013. The decrease in the total allowance for credit losses and the lower ratios at Sept. 30, 2014 compared with both prior periods

BNY Mellon 37

primarily reflects an improvement in the credit quality in the loan portfolio.

We had $17.5 billion of secured margin loans on our balance sheet at Sept. 30, 2014 compared with $15.7 billion at Dec. 31, 2013 and $15.1 billion at Sept. 30, 2013. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.
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

38 BNY Mellon

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

Based on this analysis, we assign a risk level - no impact, low, moderate, high and elevated - to each risk factor for the current quarter. Management assesses the impact of each risk factor to determine an aggregate risk level. We do not quantify the impact of any particular risk factor. Management’s assessment of the risk factors, as well as the trend in the quantitative allowance, supports management’s judgment for the overall required qualitative allowance. A smaller qualitative allowance may be required when our quantitative allowance has reflected incurred losses associated with the aggregate risk level. A greater qualitative allowance may be required if our quantitative allowance does not yet reflect the incurred losses associated with the aggregate risk level. Our consideration of these factors has remained consistent for the quarter ended Sept. 30, 2014. Additionally, the qualitative allowance as a percentage of the total allowance increased slightly from Dec. 31, 2013 to Sept. 30, 2014 due to the current economic environment and geopolitical factors.

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

Based on an evaluation of the allowance for credit losses as discussed above, we have allocated our allowance for credit losses as follows:

Allocation of allowance	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013
Commercial	25%	24%	24%	27%
Other residential mortgages	17	15	16	21
Commercial real estate	16	14	12	9
Foreign	14	15	16	14
Lease financing	12	11	11	12
Financial institutions	9	14	14	12
Wealth management (a)	7	7	7	5
	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $80 million, while if each credit were rated one grade worse, the allowance would have increased by $162 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $29 million, while if the loss given default were one rating better, the allowance would have decreased by $28 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

BNY Mellon 39

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013
Loans:
Other residential mortgages	$113	$105	$117
Commercial	13	13	15
Wealth management loans and mortgages	13	12	11
Foreign	—	4	6
Commercial real estate	4	4	4
Total nonperforming loans	143	138	153
Other assets owned	4	4	3
Total nonperforming assets (a)	$147	$142	$156
Nonperforming assets ratio	0.26%	0.24%	0.30%
Nonperforming assets ratio, excluding margin loans	0.4	0.3	0.4
Allowance for loan losses/nonperforming loans	133.6	135.5	137.3
Allowance for loan losses/nonperforming assets	129.9	131.7	134.6
Total allowance for credit losses/nonperforming loans	201.4	225.4	224.8
Total allowance for credit losses/nonperforming assets	195.9	219.0	220.5

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $79 million at Sept. 30, 2014, $68 million at June 30, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets activity (in millions)	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013
Balance at beginning of period	$142	$146	$172
Additions	16	7	7
Return to accrual status	(1)	(3)	(10)
Charge-offs	—	(4)	(5)
Paydowns/sales	(10)	(4)	(8)
Balance at end of period	$147	$142	$156

Nonperforming assets were $147 million at Sept. 30, 2014, an increase of $5 million compared with $142 million at June 30, 2014. The increase primarily resulted from additions in the other residential mortgage loan portfolio, partially offset by sales in the foreign and other residential loan portfolios.

See Note 5 of the Notes to Consolidated Financial Statements for additional information on our past due loans. See “Nonperforming assets” in Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report for our policy for placing loans on nonaccrual status.

Deposits

Total deposits were $264.9 billion at Sept. 30, 2014, an increase of 1% compared with $261.1 billion at Dec. 31, 2013. The increase in deposits reflects higher noninterest-bearing and interest-bearing deposits principally in U.S. offices, partially offset by lower interest-bearing deposits in non-U.S. offices.

Noninterest-bearing deposits were $101.1 billion at Sept. 30, 2014 compared with $95.4 billion at Dec. 31, 2013. Interest-bearing deposits were $163.8 billion at Sept. 30, 2014 compared with $165.7 billion at Dec. 31, 2013.

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

40 BNY Mellon

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013
Maximum daily balance during the quarter	$28,746	$29,522	$20,994
Average daily balance	$20,620	$19,030	$12,164
Weighted-average rate during the quarter	(0.07)%	(0.05)%	(0.12)%
Ending balance	$9,687	$10,301	$9,737
Weighted-average rate at period end	(0.05)%	(0.04)%	(0.07)%

Federal funds purchased and securities sold under repurchase agreements were $9.7 billion at Sept. 30, 2014 compared with $10.3 billion at June 30, 2014 and $9.7 billion at Sept. 30, 2013. The maximum daily balance was $28.7 billion in the third quarter of 2014 compared with $29.5 billion in the second quarter of 2014 and $21.0 billion in the third quarter of 2013. The average daily balance was $20.6 billion in the third quarter of 2014, $19.0 billion in the second quarter of 2014 and $12.2 billion in the third quarter of 2013. Fluctuations between periods resulted from overnight borrowing opportunities. The weighted-average rates in all periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013
Maximum daily balance during the quarter	$20,244	$17,746	$16,938
Average daily balance (a)	$18,041	$16,727	$15,405
Weighted-average rate during the quarter	0.10%	0.09%	0.09%
Ending balance	$20,155	$17,242	$15,293
Weighted-average rate at period end	0.13%	0.09%	0.10%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $9,705 million in the third quarter of 2014, $8,916 million in the second quarter of 2014 and $8,659 million in the third quarter of 2013.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers were $20.2 billion at Sept. 30, 2014 compared with $17.2 billion at June 30, 2014 and $15.3 billion at Sept. 30, 2013. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013
Maximum daily balance during the quarter	$5,003	$4,932	$4,873
Average daily balance	$3,654	$1,970	$1,186
Weighted-average rate during the quarter	0.07%	0.08%	0.05%
Ending balance	$—	$27	$1,851
Weighted-average rate at period end	—%	0.01%	0.01%

There was no commercial paper outstanding at Sept. 30, 2014 compared with $27 million at June 30, 2014 and $1.9 billion at Sept. 30, 2013. Average commercial paper outstanding was $3.7 billion in the third quarter of 2014, $2.0 billion in the second quarter of 2014 and $1.2 billion in the third quarter of 2013. The maximum daily balance was $5.0 billion in the third quarter of 2014 compared with $4.9 billion in the second quarter of 2014 and $4.9 billion in the third quarter of 2013. The increase in the average daily balance in the third quarter of 2014 was primarily driven by attractive short-term borrowing opportunities. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013
Maximum daily balance during the quarter	$1,744	$1,983	$3,633
Average daily balance	$933	$1,272	$1,047
Weighted-average rate during the quarter	0.47%	0.47%	0.35%
Ending balance	$852	$1,458	$844
Weighted-average rate at period end	0.43%	0.45%	0.46%

BNY Mellon 41

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Other borrowed funds were $852 million at Sept. 30, 2014 compared with $1.5 billion at June 30, 2014 and $844 million at Sept. 30, 2013. Other borrowed funds averaged $933 million in the third quarter of 2014, $1.3 billion in the second quarter of 2014 and $1.0 billion in the third quarter of 2013. The maximum daily balance was $1.7 billion in the third quarter of 2014 compared with $2.0 billion in the second quarter of 2014 and $3.6 billion in the third quarter of 2013. Fluctuations from prior periods primarily reflect changes in overdrafts of sub-custodian account balances in our Investment Services businesses.

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

Internal ratios we currently monitor as part of our standard analysis include total loans as a percentage of total deposits, deposits as a percentage of total interest-earning assets, foreign deposits as a percentage of total interest-earning assets, purchased funds as a percentage of total interest-earning assets, liquid assets as a percentage of total interest-earning assets, liquid assets as a percentage of purchased funds, and discount window collateral and central bank deposits as a percentage of total deposits. All of these internal ratios exceeded our minimum guidelines at Sept. 30, 2014. In addition, we monitor the revised Basel III LCR. We continue to evaluate the Final LCR Rule, and expect to fully satisfy the requirements as it is phased-in beginning Jan. 1, 2015 without materially impacting our business.

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

Commencing January 2015, we will also be subject to the liquidity requirements of the Federal Reserve’s heightened prudential standards for BHCs with total consolidated assets of $50 billion or more, described

42 BNY Mellon

under “Supervision and Regulation - Enhanced Prudential Standards” in our 2013 Annual Report.

We define available funds as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The lower level of available funds at Sept. 30, 2014 compared with Dec. 31, 2013 primarily resulted from our plan to reduce interbank placement assets with an increase in high quality liquid assets in our investment securities portfolio.

Available and liquid funds	Sept. 30, 2014	Dec. 31, 2013	Average
(in millions)			3Q14	2Q14	3Q13	YTD14	YTD13
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$30,341	$35,300	$34,882	$41,424	$41,597	$39,283	$41,781
Federal funds sold and securities purchased under resale agreements	17,375	9,161	15,683	13,387	8,864	13,413	8,078
Total liquid funds	47,716	44,461	50,565	54,811	50,461	52,696	49,859
Cash and due from banks	6,410	6,460	6,225	5,064	6,400	5,726	5,338
Interest-bearing deposits with the Federal Reserve and other central banks	92,317	104,359	88,713	85,546	65,704	82,939	61,627
Total available funds	$146,443	$155,280	$145,503	$145,421	$122,565	$141,361	$116,824
Total available funds as a percentage of total assets	38%	41%	38%	39%	36%	38%	35%

On an average basis, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $29.1 billion for the first nine months of 2014 and $20.2 billion for the first nine months of 2013. The increase primarily reflects higher levels of securities sold under repurchase agreements. Average foreign deposits, primarily from our European-based Investment Services business, were $108.7 billion for the first nine months of 2014 compared with $100.6 billion for the first nine months of 2013. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $45.9 billion for the first nine months of 2014 compared with $44.6 billion for the first nine months of 2013. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $9.2 billion for the first nine months of 2014 and $8.9 billion for the first nine months of 2013. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.4 billion for the first nine months of 2014 and $19.0 billion for the first nine months of 2013. The increase in average long-term debt was driven by issuance of long-term debt in anticipation of upcoming debt maturities. Average noninterest-bearing deposits increased to $80.5 billion for the first nine months of 2014 from $71.0 billion for the first nine months of 2013, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to Sept. 30, 2014, our bank subsidiaries could declare dividends to the Parent of approximately $2.4 billion, without the need for a regulatory waiver. In addition, at Sept. 30, 2014, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

In August 2014, BNY Mellon paid a quarterly cash dividend of $0.17 per common share. Our common stock dividend payout ratio was 25% for the first nine months of 2014. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

BNY Mellon 43

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements, both contained in our 2013 Annual Report.

The Parent’s average commercial paper borrowings were $3.7 billion in the the third quarter of 2014 and $1.2 billion in the third quarter of 2013. The Parent had cash of $9.3 billion at Sept. 30, 2014, compared with $6.8 billion at Dec. 31, 2013. In addition to issuing commercial paper for funding purposes, the Parent issues commercial paper, on an overnight basis, to certain custody clients with excess demand deposit balances. This overnight program was ended at the end of the third quarter of 2014. There was no overnight commercial paper outstanding issued by the Parent at Sept. 30, 2014 and $96 million at Dec. 31, 2013. Net of commercial paper outstanding, the Parent’s cash position at Sept. 30, 2014, increased by $2.6 billion compared with Dec. 31, 2013, primarily reflecting the issuance of senior medium-term notes and an increase in net loans from subsidiaries, partially offset by maturities of long-term debt and common share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in and loans to its subsidiaries.

In the third quarter of 2014, we repurchased 11.0 million common shares at an average price of $39.29 per common share for a total cost of $431 million.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over the next 18 to 24 months without the need to receive dividends from its bank subsidiaries or issue debt. As of Sept. 30, 2014, the Parent was in compliance with its liquidity policy.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of Sept. 30, 2014, were as follows:

Credit ratings
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1	A+	AA-		AA (low)
Subordinated debt	A2	A	A+		A (high)
Preferred stock	Baa2	BBB	BBB		A (low)
Trust preferred securities	A3	BBB	BBB+		A (high)
Short-term debt	P1	A-1	F1+		R-1 (middle)
Outlook - Parent:	Stable	Negative	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	AA-	AA-		AA
Long-term deposits	Aa2	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	AA-	AA-	(a)	AA
Long-term deposits	Aa2	AA-	AA		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	Stable	Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.

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

Long-term debt totaled $21.6 billion at Sept. 30, 2014 and $19.9 billion at Dec. 31, 2013. Senior debt issuances of $4.7 billion were partially offset by maturities of $2.9 billion in the first nine months of 2014. We have $1.45 billion of long-term debt that will mature in the fourth quarter of 2014.

44 BNY Mellon

The following table presents the long-term debt issued by the Parent in the third quarter of 2014.

Debt issuances	Quarter ended
(in millions)	Sept. 30, 2014
Senior medium-term notes:
3-month LIBOR + 48 bps senior medium-term notes due 2019	$350
2.3% senior medium-term notes due 2019	1,150
3.25% senior medium-term notes due 2024	500
Total debt issuances	$2,000

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 111.7% at Sept. 30, 2014 and 109.4% at Dec. 31, 2013. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $5 million, in aggregate, in the third quarter of 2014.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines was $32 million, in aggregate, in the third quarter of 2014.

Statement of cash flows

Cash provided by operating activities was $3.3 billion in the nine months ended Sept. 30, 2014 compared with $55 million used for operating activities in the nine months ended Sept. 30, 2013. In the first nine months of 2014, cash flows from operations were principally the result of earnings and changes in trading activities. In the first nine months of 2013, cash flows used for operations were principally the result of changes in trading activities and accruals and other balances, partially offset by earnings.

In the nine months ended Sept. 30, 2014, cash used for investing activities was $10.7 billion compared with $8.5 billion in the nine months ended Sept. 30, 2013. In the first nine months of 2014, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and an increase in loans were significant uses of funds, partially offset by sales, paydowns and maturities of securities and decreases in interest-bearing deposits with banks and with the Federal Reserve and other central banks. In the first nine months of 2013, purchases of securities, changes in interest-bearing deposits with the Federal Reserve and other central banks, loans and and federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns and maturities of securities and a decrease in interest-bearing deposits with banks.

In the nine months ended Sept. 30, 2014, cash provided by financing activities was $7.4 billion compared with $11.2 billion in the nine months ended Sept. 30, 2013. In the first nine months of 2014, the net proceeds from the issuance of long-term debt and increases in payables to customers and broker-dealers and deposits were significant sources of funds, partially offset by the repayment of long-term debt and treasury stock repurchases. In the first nine months of 2013, an increase in deposits, the net proceeds from the issuance of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and commercial paper were significant sources of funds, partially offset by repayment of long-term debt, a decrease in payables to customers and broker-dealers and treasury stock repurchases.

BNY Mellon 45

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013
Average common equity to average assets	9.7%	9.9%	10.0%

At period end:
BNY Mellon shareholders’ equity to total assets ratio (a)	10.0%	9.6%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio (a)	9.5%	9.2%	9.6%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.5%	6.4%	6.8%
Total BNY Mellon shareholders’ equity – GAAP	$38,451	$38,326	$37,497
Total BNY Mellon common shareholders’ equity – GAAP	$36,889	$36,764	$35,935
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$17,229	$16,839	$15,934
Book value per common share – GAAP (a)	$32.77	$32.49	$31.46
Tangible book value per common share – Non-GAAP (a)	$15.30	$14.88	$13.95
Closing stock price per common share	$38.73	$37.48	$34.94
Market capitalization	$43,599	$42,412	$39,910
Common shares outstanding	1,125,710	1,131,596	1,142,250

Cash dividends per common share	$0.17	$0.17	$0.15
Common dividend payout ratio	18%	35%	34%
Common dividend yield (annualized)	1.7%	1.8%	1.7%

(a)	See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity at Sept. 30, 2014 increased to $38.5 billion from $37.5 billion at Dec. 31, 2013. The increase primarily reflects earnings retention, approximately $520 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, and an increase in the value of our investment securities portfolio, partially offset by share repurchases and a decrease in foreign currency translation adjustments.

The unrealized net of tax gain on our investment securities portfolio recorded in accumulated other comprehensive income was $654 million at Sept. 30, 2014, compared with $357 million at Dec. 31, 2013. The increase in the valuation of the investment securities portfolio was driven by the reduction in market interest rates.

In the first nine months of 2014, we repurchased 35.2 million common shares at an average price of $35.17 per common share for a total cost of $1.2 billion.

From Oct. 1, 2014 through Nov. 6, 2014, we repurchased 4.0 million common shares at an average price of $38.17 per common share for a total cost of $153 million.

On Oct. 17, 2014, The Bank of New York Mellon Corporation declared a quarterly common stock dividend of $0.17 per common share. This cash dividend was paid on Nov. 7, 2014 to shareholders of record as of the close of business on Oct. 28, 2014.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of Sept. 30, 2014 and Dec. 31, 2013, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Tier 1 and Total capital to risk-weighted assets ratios and the leverage capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

46 BNY Mellon

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, regulatory capital ratios are shown below.

Consolidated and largest bank subsidiary capital ratios	Well capitalized		Adequately capitalized		Sept. 30, 2014		June 30, 2014	Dec. 31, 2013
Consolidated regulatory capital ratios: (a)(b)
CET1 ratio	N/A		4%		11.4%	(c)	11.2%	14.5%	(c)
Tier 1 capital ratio	6%	(d)	5.5%		12.3%	(c)	12.2%	16.2%
Total (Tier 1 plus Tier 2) capital ratio	10%	(d)	8%		12.7%	(c)	12.6%	17.0%
Leverage capital ratio	N/A		4%		5.8%		5.9%	5.4%

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (c)
Estimated CET1 ratio
Standardized Approach	(e)		(e)		10.8%		9.9%	10.6%
Advanced Approach	(e)		(e)		10.2%		10.0%	11.3%
Estimated SLR (f)	N/A		3%	(g)	4.6%		4.7%	N/A

The Bank of New York Mellon regulatory capital ratios: (b)
Tier 1 capital ratio	6%		4%		13.3%		12.6%	14.6%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%		13.5%		12.8%	15.1%
Leverage capital ratio	5%		3-4%	(h)	5.4%		5.4%	5.3%

(a)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods. The leverage capital ratio was not affected.

(b)
The June 30, 2014 risk-based capital ratios reflect adjustments due to refinements in the data used in determining risk-weighted assets. These adjustments resulted in reductions of approximately 20 basis points to the consolidated CET1, Tier 1 capital and Total capital ratios, approximately 40 basis points to the consolidated estimated CET1 fully phased-in (Non-GAAP) ratio calculated under the Standardized Approach and approximately 30 basis points to The Bank of New York Mellon Tier 1 capital and Total capital ratios.

(c)	See “Supplemental Information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for a reconciliation of these ratios.

(d)	As established under Basel I rules. The Final Capital Rule does not establish the standards for determining whether a bank holding company is well-capitalized.

(e)	On a fully phased-in basis, we expect to satisfy a minimum CET1 ratio of at least 7%, expected to rise to 8%, assuming an additional G-SIB buffer of 1%.

(f)
The estimated fully phased-in SLR as of Sept. 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR. The estimated fully phased-in SLR as of June 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Notice of Proposed Rulemaking released in April 2014 concerning the SLR, except that off-balance sheet exposures included in total leverage exposure reflect the end of period measures, rather than a daily average.

(g)	On a fully phased-in basis, we expect to satisfy a minimum SLR of over 5%, 3% attributable to an adequately capitalized SLR, and greater than 2% attributable to a buffer applicable to U.S. G-SIBs.

(h)	The required leverage capital ratio for state member banks to be adequately capitalized is 3% or 4%, depending on factors specified in regulations.
N/A – Not available and/or not applicable.

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis, was 10.2% at Sept. 30, 2014 and 10.0% at June 30, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis, was 10.8% at Sept. 30, 2014, compared with 9.9% at June 30, 2014. The estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach was impacted by an increase in estimated Basel III CET1 capital offset by an increase in estimated risk-weighted assets (“RWA”) primarily related to increased operational risk RWA driven by the external loss data used in our model.

Our estimated Basel III CET1 ratios on a fully phased-in basis are based on our current interpretation, expectations and understanding of the Final Capital Rules released by the Federal Reserve on July 2, 2013, which are being gradually phased-in over a multi-year period. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely impacted. Risk-weighted assets at Sept. 30, 2014 and June 30, 2014 under the transitional

BNY Mellon 47

Advanced Approach do not reflect the use of a simple value-at-risk methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The company has requested written approval to use this methodology. The estimated net impact of such a value-at-risk methodology for Sept. 30, 2014 regulatory capital ratios calculated under the transitional Advanced Approach would have been an increase of approximately 25 to 30 basis points to the CET1, Tier 1 and Total capital ratios. The leverage capital ratio was not affected.

Reporting of the Basel III Advanced Approach became effective June 30, 2014. At Sept. 30, 2014 and June 30, 2014, the CET1, Tier 1 and Total risk-based regulatory capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the Advanced Approach framework under the Final Capital Rules. The transitional Standardized risk-based capital ratios (which represent the Collins Floor comparison) of the CET1, Tier 1 and Total risk-based regulatory capital ratios were 15.1%, 16.3% and 17.0%, respectively, at Sept. 30, 2014 and 14.3%, 15.5% and 16.2%, respectively, at June 30, 2014, and are calculated based on Basel III components of capital, as phased-in, and asset risk-weightings using the general risk-based guidelines included in the Final Capital Rules (which for 2014 look to Basel I-based requirements). The leverage capital ratios for Sept. 30, 2014 and June 30, 2014 are based on Basel III components of capital and quarterly average total assets, as phased-in. The risk-based and leverage capital ratios for Dec. 31, 2013 are based on Basel I rules (including Basel I Tier 1 common in the case of the CET1 ratio).

The estimated fully phased-in SLR of 4.6% (Non-GAAP) at Sept. 30, 2014 was based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR.

For information regarding various factors that could impact our capital ratios, see “Supplemental Information - Explanation of GAAP and Non-GAAP financial measures.” For additional information on the Final Capital Rules, see “Recent accounting and regulatory developments - Regulatory developments” in our 2013 Annual Report. The Basel III Advanced Approach capital ratios are significantly impacted by operational losses.  Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have and could in the future impact the amount of capital that we are required to hold.

48 BNY Mellon

The table below presents the factors that impacted net Basel III CET1.

Estimated Basel III CET1 generation presented on a fully phased-in basis – Non-GAAP	Quarter ended
(in millions)	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013
Estimated fully phased-in Basel III CET1 – Non-GAAP – Beginning of period	$16,277	$15,951	$14,643
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	1,070	554	513
Goodwill and intangible assets, net of related deferred tax liabilities	265	(10)	35
Gross Basel III CET1 generated	1,335	544	548
Capital deployed:
Dividends	(196)	(197)	(176)
Common stock repurchased	(431)	(431)	(321)
Total capital deployed	(627)	(628)	(497)
Other comprehensive income (loss):
Foreign currency translation	(512)	76	93
Unrealized gain (loss) on assets available-for-sale	(9)	196	(100)
Pension liabilities	19	17	449
Unrealized gain (loss) on cash flow hedges	(12)	(2)	5
Total other comprehensive income (loss)	(514)	287	447
Additional paid-in capital (a)	196	127	99
Other additions (deductions):
Net pension fund assets	—	(2)	(434)
Deferred tax assets	—	1	(23)
Cash flow hedges	12	2	(5)
Embedded goodwill	46	(4)	41
Investment in unconsolidated subsidiaries	—	—	(7)
Other	(5)	(1)	(2)
Total other additions (deductions)	53	(4)	(430)
Net Basel III CET1 generated	443	326	167
Estimated fully phased-in Basel III CET1 – Non-GAAP – End of period	$16,720	$16,277	$14,810

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 49

The following table presents the components of our transitional Basel III CET1, Tier 1 and Tier 2 capital, the Basel III risk-weighted assets determined under the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the leverage exposure for estimated SLR purposes at Sept. 30, 2014 and June 30, 2014.

Components of transitional Basel III capital (a) (in millions)	Sept. 30, 2014	June 30, 2014

CET1:
Common shareholders’ equity	$36,986	$36,869
Goodwill and intangible assets	(17,272)	(17,472)
Net pension fund assets	(21)	(21)
Equity method investments	(291)	(331)
Deferred tax assets	(3)	(3)
Other	1	(7)
Total CET1	19,400	19,035
Other Tier 1 capital:
Preferred stock	1,562	1,562
Trust preferred securities	162	171
Disallowed deferred tax assets	(14)	(14)
Net pension fund assets	(85)	(85)
Other	(10)	—
Total Tier 1 capital	21,015	20,669

Tier 2 capital:
Trust preferred securities	162	171
Subordinated debt	397	398
Allowance for credit losses	288	311
Other	(6)	—
Total Tier 2 capital - Standardized Approach	841	880
Excess of expected credit losses	12	45
Less: Allowance for credit losses	288	311
Total Tier 2 capital - Advanced Approach	$565	$614

Total capital:
Standardized Approach	$21,856	$21,549
Advanced Approach	$21,580	$21,283

Risk-weighted assets: (b)
Standardized Approach	$128,756	$133,049
Advanced Approach:
Credit Risk	$119,266	$123,669
Market Risk	3,488	5,437
Operational Risk	47,498	40,200
Total Advanced Approach	$170,252	$169,306

Average assets for leverage capital purposes	$362,793	$351,605
Total leverage exposure for estimated SLR purposes - Non-GAAP (c)	$393,861	$382,505

(a)	On a regulatory basis as determined under the Final Capital Rules.

(b)	An adjustment was made to the June 30, 2014 transitional Advanced approach risk-weighted assets due to refinements in the data used in the calculation.

(c)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 56 for additional information.

The following table presents the components of our Basel I Tier 1 and Total risk-based capital, the Basel I risk-weighted assets as well as average assets used for leverage capital purposes at Dec. 31, 2013.

Components of Basel I Tier 1 and total risk-based capital (a) (in millions)	Dec. 31, 2013

Tier 1 capital:
Common shareholders’ equity	$35,959
Preferred stock	1,562
Trust preferred securities	330
Adjustments for:
Goodwill and intangible assets (b)	(20,001)
Pensions/cash flow hedges	891
Securities valuation allowance	(387)
Merchant banking investments	(19)
Total Tier 1 capital	18,335
Tier 2 capital:
Qualifying unrealized gains on equity securities	1
Qualifying subordinated debt	550
Qualifying allowance for credit losses	344
Total Tier 2 capital	895
Total risk-based capital	$19,230
Total risk-weighted assets	$113,322
Average assets for leverage capital purposes	$336,787

(a)	On a regulatory basis as determined under Basel I rules.

(b)
Reduced by deferred tax liabilities associated with non-tax deductible identifiable intangible assets of $1,222 million and deferred tax liabilities associated with tax deductible goodwill of $1,302 million at Dec. 31, 2013.

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at Sept. 30, 2014.

Capital above thresholds at Sept. 30, 2014 (in millions)	Consolidated	The Bank of New York Mellon
CET1	$12,590	N/A
Tier 1 capital	10,800	$8,685
Total capital	4,555	4,384
Leverage capital	6,503	1,258
N/A - Not applicable.

50 BNY Mellon

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at Sept. 30, 2014.

Potential impact to capital ratios at Sept. 30, 2014
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets
CET1:
Standardized Approach	8	bps	12	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	8		13
Advanced Approach	6		7

Total capital:
Standardized Approach	8		13
Advanced Approach	6		7

Leverage capital	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	6		7
Advanced Approach	6		6

Our tangible BNY Mellon common shareholders’ equity to tangible assets of operations ratio was 6.5% at Sept. 30, 2014 and 6.8% at Dec. 31, 2013. The decrease primarily reflects a lower level of cash on deposit with the Federal Reserve and other central banks.

At Sept. 30, 2014, we had $324 million of trust preferred securities outstanding, of which 50% currently qualify as Tier 1 capital and 50% as Tier 2 capital. Under the Final Capital Rules, these trust preferred securities may continue to be included in Tier 1 capital up to the following percentages: calendar year 2014 - 50%; calendar year 2015 - 25%; and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the Final Capital Rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates and the availability of cash and capital.

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

BNY Mellon 51

VaR (a)	3rd Quarter 2014			Sept. 30, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$5.7	$4.1	$6.8	$5.4
Foreign exchange	0.9	0.4	1.5	0.7
Equity	1.4	0.8	2.3	1.0
Diversification	(2.0)	N/M	N/M	(1.4)
Overall portfolio	6.0	4.5	7.3	5.7

VaR (a)	2nd Quarter 2014			June 30, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$7.7	$5.5	$10.5	$6.4
Foreign exchange	1.0	0.6	2.7	1.1
Equity	1.8	1.3	2.9	1.8
Diversification	(2.6)	N/M	N/M	(3.0)
Overall portfolio	7.9	5.7	10.3	6.3

VaR (a)	3rd Quarter 2013			Sept. 30, 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$9.6	$6.8	$12.6	$9.9
Foreign exchange	1.1	0.6	1.9	1.9
Equity	2.4	1.4	3.4	3.4
Diversification	(2.8)	N/M	N/M	(3.9)
Overall portfolio	10.3	7.0	12.9	11.3

VaR (a)	Year-to-date 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$7.3	$4.1	$13.4
Foreign exchange	1.0	0.4	2.7
Equity	1.8	0.8	4.0
Diversification	(2.5)	N/M	N/M
Overall portfolio	7.6	4.5	13.0

VaR (a)	Year-to-date 2013
(in millions)	Average	Minimum	Maximum
Interest rate	$10.7	$6.8	$14.8
Foreign exchange	1.1	0.5	2.3
Equity	2.5	1.1	4.4
Diversification	(2.9)	N/M	N/M
Overall portfolio	11.4	7.0	14.8

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

During the third quarter of 2014, interest rate risk generated 71% of average VaR, equity risk generated 17% of average VaR and foreign exchange risk accounted for 12% of average VaR. During the third quarter of 2014, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The year-over-year and sequential increases in the number of days when the daily trading revenue exceeded $5 million were primarily driven by higher foreign exchange trading volumes. The remaining year-over-year fluctuations were primarily driven by changes in foreign exchange volatility, while the sequential fluctuations were primarily driven by higher foreign exchange volume and changes in equity derivative revenue.

52 BNY Mellon

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	—
$(2.5) - $0	3	6	9	6	3
$0 - $2.5	30	30	25	31	34
$2.5 - $5.0	27	24	24	26	20
More than $5.0	4	2	3	1	7

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $12 billion at both Sept. 30, 2014 and Dec. 31, 2013.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $8 billion at Sept. 30, 2014 compared with $7 billion at Dec. 31, 2013.

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

At Sept. 30, 2014, our OTC derivative assets of $5.9 billion included a CVA deduction of $34 million. Our OTC derivative liabilities of $6.4 billion included a debit valuation adjustment (“DVA”) of $5 million related to our own credit spread. Net of hedges, the CVA decreased $9 million and the DVA was unchanged in the third quarter of 2014. The net impact of these adjustments increased foreign exchange and other trading revenue by $9 million in the third quarter of 2014.

In the second quarter of 2014, net of hedges, the CVA increased $2 million and the DVA was unchanged. The net impact of these adjustments decreased foreign exchange and other trading revenue by $2 million in the second quarter of 2014.

In the third quarter of 2013, net of hedges, the CVA decreased $2 million and the DVA increased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $3 million in the third quarter of 2013.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us. The sequential change in the AAA to AA- and A+ to A- ratings categories reflects an increase in A+ to A- exposures due to stronger U.S. dollar.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
Rating:
AAA to AA-	35%	32%	41%	44%	37%
A+ to A-	43	47	38	35	45
BBB+ to BBB-	16	16	16	16	14
Non-investment grade (BB+ and lower)	6	5	5	5	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

BNY Mellon 53

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	Sept. 30, 2013	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
up 200 bps parallel rate ramp vs. baseline (a)	$617	$677	$447	$426	$457
up 100 bps parallel rate ramp vs. baseline (a)	387	466	376	364	365
Long-term up 50 bps, short-term unchanged (b)	174	44	50	47	37
Long-term down 50 bps, short-term unchanged (b)	(144)	(47)	(46)	(40)	(44)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
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

54 BNY Mellon

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities (“VIEs”). For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon 55

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based upon fully phased-in Basel III CET1, SLR, Basel I CET1 and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 ratio on a fully phased-in basis, the SLR on a fully phased-in basis, the ratio of Basel I CET1 to risk-weighted assets and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, utilized by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of BNY Mellon’s performance in reference to those assets that can generate income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of such assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds, a gain on the sale of our investment in Wing Hang, a gain on the sale of the One Wall Street building, and a loss related to an equity investment; and expense measures which exclude M&I expenses, litigation charges, restructuring charges, amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives. Earnings per share, return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Earnings per share and return on equity measures also exclude the (benefit) net charge related to the disallowance of certain foreign tax credits. Operating margin measures may also exclude amortization of intangible assets and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain ongoing charges as a result of prior transactions or where we have incurred charges. M&I expenses primarily relate to the acquisitions of Global Investment Servicing on July 1, 2010 and BHF Asset Servicing GmbH on Aug. 2, 2010. M&I expenses generally continue for approximately three years after the transaction and can vary on a year-to-year basis depending on the stage of the integration. BNY Mellon believes that the exclusion of M&I expenses provides investors with a focus on BNY Mellon’s business as it would appear on a consolidated going-forward basis, after such M&I expenses have ceased. Future periods will not reflect such M&I expenses, and thus may be more easily compared to our current results if M&I expenses are excluded. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges permits investors to view expenses on a basis consistent with how management views the business.

The presentation of income from consolidated investment management funds, net of net income attributable to noncontrolling interests related to the consolidation of certain investment management funds permits investors to view revenue on a basis consistent with how management views the business. BNY Mellon believes that these presentations, as a supplement to GAAP information, give investors a clearer picture of the results of its primary businesses.

In this Form 10-Q, the net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Each of these measures as described above is used by management to monitor financial

56 BNY Mellon

performance, both on a company-wide and on a business-level basis.

Results for the three and nine months ended Sept. 30, 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to Non-GAAP	3Q14		2Q14			3Q13
	Net	Diluted	Net	Diluted		Net	Diluted
(in millions, except per common share amounts)	income	EPS	income	EPS		income	EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,070	$0.93	$554	$0.48		$962	$0.82
Less: Gain on the sale of our investment in Wing Hang	315	0.27	—	—		—	—
Gain on the sale of the One Wall Street building	204	0.18	—	—		—	—
Add: Litigation and restructuring charges	183	0.16	76	0.06		12	0.01
Charge related to investment management funds, net of incentives	—	—	85	0.07		—	—
Benefit related to the disallowance of certain foreign tax credits	—	—	—	—		(261)	(0.22)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$734	$0.64	$715	$0.62	(a)	$713	$0.61

(a)	Does not foot due to rounding.

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Income before income taxes – GAAP	$1,662	$811	$1,002	$3,399	$3,049
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	23	17	8	60	63
Gain on the sale of our investment in Wing Hang	490	—	—	490	—
Gain on the sale of the One Wall Street building	346	—	—	346	—
Add: Amortization of intangible assets	75	75	81	225	260
M&I, litigation and restructuring charges	220	122	16	330	68
Charge (recovery) related to investment management funds, net of incentives	—	109	—	104	12
Income before income taxes, as adjusted – Non-GAAP (b)	$1,098	$1,100	$1,091	$3,162	$3,326

Fee and other revenue – GAAP	$3,851	$2,980	$2,979	$9,714	$9,042
Income from consolidated investment management funds – GAAP	39	46	32	121	147
Net interest revenue – GAAP	721	719	772	2,168	2,248
Total revenue – GAAP	4,611	3,745	3,783	12,003	11,437
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	23	17	8	60	63
Gain on the sale of our investment in Wing Hang	490	—	—	490	—
Gain on the sale of the One Wall Street building	346	—	—	346	—
Total revenue, as adjusted – Non-GAAP (b)	$3,752	$3,728	$3,775	$11,107	$11,374

Pre-tax operating margin (a)	36%	22%	26%	28%	27%
Pre-tax operating margin – Non-GAAP (a)(b)	29%	30%	29%	28%	29%

(a)	Income before taxes divided by total revenue.

(b)
Non-GAAP excludes M&I, litigation and restructuring charges, the gain on the sale of our investment in Wing Hang, the gain on the sale of the One Wall Street building, a charge (recovery) related to investment management funds, net of incentives and net income attributable to noncontrolling interests of consolidated investment management funds, if applicable.

BNY Mellon 57

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$1,070	$554	$962	$2,285	$1,527
Add: Amortization of intangible assets, net of tax	49	49	52	147	167
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	1,119	603	1,014	2,432	1,694
Less: Gain on the sale of our investment in Wing Hang	315	—	—	315	—
Gain on the sale of the One Wall Street building	204	—	—	204	—
Add: M&I, litigation and restructuring charges	183	76	12	252	44
Charge (recovery) related to investment management funds, net of incentives	—	85	—	81	9
(Benefit) net charge related to the disallowance of certain foreign tax credits	—	—	(261)	—	593
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (b)	$783	$764	$765	$2,246	$2,340

Average common shareholders’ equity	$36,751	$36,565	$34,264	$36,537	$34,541
Less: Average goodwill	18,109	18,149	17,975	18,110	17,975
Average intangible assets	4,274	4,354	4,569	4,350	4,662
Add: Deferred tax liability – tax deductible goodwill (a)	1,317	1,338	1,262	1,317	1,262
Deferred tax liability – intangible assets (a)	1,230	1,247	1,242	1,230	1,242
Average tangible common shareholders’ equity – Non-GAAP	$16,915	$16,647	$14,224	$16,624	$14,408

Return on common equity – GAAP (b)(c)	11.6%	6.1%	11.1%	8.4%	5.9%
Return on common equity – Non-GAAP (b)(c)	8.5%	8.4%	8.9%	8.2%	9.1%

Return on tangible common equity – Non-GAAP (b)(c)	26.2%	14.5%	28.3%	19.6%	15.7%
Return on tangible common equity – Non-GAAP adjusted (b)(c)	18.4%	18.4%	21.3%	18.1%	21.7%

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules. The quarters of 2014 include deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)
Non-GAAP excludes M&I, litigation and restructuring charges, the gain on the sale of our investment in Wing Hang, the gain on the sale of the One Wall Street building, a charge (recovery) related to investment management funds, net of incentives and the (benefit) net charge related to the disallowance of certain foreign tax credits, if applicable.

(c)	Annualized.

The following table presents the calculation of the effective tax rate.

Effective tax rate
(dollars in millions)	3Q13
Provision for income taxes – GAAP	$19
Add: Benefit related to the disallowance of certain foreign tax credits	261
Provision for income taxes – Non-GAAP	$280

Income before taxes – GAAP	$1,002

Effective tax rate – GAAP	1.9%
Effective tax rate – Operating basis – Non-GAAP	27.9%

58 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$38,451	$38,326	$37,497	$36,935
Less: Preferred stock	1,562	1,562	1,562	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	36,889	36,764	35,935	35,373
Less: Goodwill	17,992	18,196	18,073	18,025
Intangible assets	4,215	4,314	4,452	4,527
Add: Deferred tax liability – tax deductible goodwill (a)	1,317	1,338	1,302	1,262
Deferred tax liability – intangible assets (a)	1,230	1,247	1,222	1,242
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$17,229	$16,839	$15,934	$15,325

Total assets at period end – GAAP	$386,296	$400,740	$374,516	$372,124
Less: Assets of consolidated investment management funds	9,562	10,428	11,272	11,691
Subtotal assets of operations – Non-GAAP	376,734	390,312	363,244	360,433
Less: Goodwill	17,992	18,196	18,073	18,025
Intangible assets	4,215	4,314	4,452	4,527
Cash on deposit with the Federal Reserve and other central banks (b)	90,978	104,916	105,384	96,316
Tangible total assets of operations at period end – Non-GAAP	$263,549	$262,886	$235,335	$241,565

BNY Mellon shareholders’ equity to total assets – GAAP	10.0%	9.6%	10.0%	9.9%
BNY Mellon common shareholders’ equity to total assets – GAAP	9.5%	9.2%	9.6%	9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations – Non-GAAP	6.5%	6.4%	6.8%	6.3%

Period-end common shares outstanding (in thousands)	1,125,710	1,131,596	1,142,250	1,148,522

Book value per common share – GAAP	$32.77	$32.49	$31.46	$30.80
Tangible book value per common share – Non-GAAP	$15.30	$14.88	$13.95	$13.34

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules. The quarters of 2014 include deferred tax liabilities on tax deductible intangible assets permitted under Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Income from consolidated investment management funds	$39	$46	$32	$121	$147
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	23	17	8	60	63
Income from consolidated investment management funds, net of noncontrolling interests	$16	$29	$24	$61	$84

The following table presents the line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests (in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Investment management fees	$15	$18	$20	$51	$60
Other (Investment income)	1	11	4	10	24
Income from consolidated investment management funds, net of noncontrolling interests	$16	$29	$24	$61	$84

BNY Mellon 59

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business						Year-to-date
(dollars in millions)	3Q13	4Q13	1Q14	2Q14	3Q14	2014	2013
Income before income taxes – GAAP	$225	$266	$246	$171	$245	$662	$702
Add: Amortization of intangible assets	35	35	31	31	31	93	113
Money market fee waivers	30	33	35	28	29	92	75
Charge (recovery) related to investment management funds, net of incentives	—	—	(5)	109	—	104	12
Income before income taxes excluding amortization of intangible assets, money market fee waivers and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$290	$334	$307	$339	$305	$951	$902

Total revenue – GAAP	$949	$1,061	$970	$1,036	$1,003	$3,009	$2,867
Less: Distribution and servicing expense	107	108	106	111	105	322	321
Money market fee waivers benefiting distribution and servicing expense	38	38	38	37	38	113	109
Add: Money market fee waivers impacting total revenue	68	71	73	65	67	205	184
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$872	$986	$899	$953	$927	$2,779	$2,621

Pre-tax operating margin (a)	24%	25%	25%	16%	24%	22%	24%
Pre-tax operating margin, excluding amortization of intangible assets, money market fee waivers, the charge (recovery) related to investment management funds, net of incentives and net of distribution and servicing expense – Non-GAAP (a)	33%	34%	34%	36%	33%	34%	34%

(a)	Income before taxes divided by total revenue.

Capital Ratios

BNY Mellon has presented its estimated fully phased-in Basel III CET1 ratios and SLR based on its interpretation of the Final Capital Rules, which are being gradually phased-in over a multi-year period, as supplemented by the Federal Reserve’s final rules concerning the SLR published on Sept. 3, 2014, and on the application of such rules to BNY Mellon’s businesses as currently conducted. Management views the estimated fully phased-in Basel III CET1 ratio and SLR as key measures in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated fully phased-in Basel III CET1 ratios and SLR are intended to allow investors to compare these ratios with estimates presented by other companies. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in Basel III CET1 ratios would likely be adversely impacted.

Risk-weighted assets at Sept. 30, 2014 and June 30, 2014 under the transitional Advanced Approach do not reflect the use of a simple value-at-risk methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. BNY Mellon has requested written approval to use this methodology.

Our capital ratios are necessarily subject to, among other things, BNY Mellon’s further review of applicable rules, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of risk-weighted asset calculations, other refinements, further implementation guidance from regulators, market practices and standards and any changes BNY Mellon may make to its businesses. Consequently, our capital ratios remain subject to ongoing review and revision and may change based on these factors.

The following are the primary differences between risk-weighted assets determined under fully phased-in Basel III-Standardized Approach and Basel I. Credit risk is determined under Basel I using predetermined risk-weights and asset classes and relies in part on the use of external credit ratings. Under fully phased-in Basel III, the Standardized Approach uses a broader range of predetermined risk-weights and asset classes and certain alternatives to external credit ratings. Securitization exposure receives a higher risk-

60 BNY Mellon

weighting under fully phased-in Basel III than Basel I, and fully phased-in Basel III includes additional adjustments for market risk, counterparty credit risk and equity exposures. Additionally, the Standardized Approach eliminates the use of the VaR approach, whereas the Advanced Approach permits the VaR approach but requires certain model qualifications and approvals, for determining risk-weighted assets on certain repo-style transactions. In 2014, Standardized Approach and Advanced Approach risk-weighted assets include transition adjustments for intangible assets, other than goodwill, and equity exposure.

The table presented below compares the fully phased-in Basel III capital components and ratios to those amounts determined under the currently effective rules using the transitional phase-in requirements.

Basel III capital components and ratios at Sept. 30, 2014 (dollars in millions)	Fully phased-in Basel III			Transitional Approach
		Adjustments (a)

CET1:
Common shareholders’ equity	$36,889	$97	(b)	$36,986
Goodwill and intangible assets	(19,660)	2,388	(c)	(17,272)
Net pension fund assets	(106)	85	(d)	(21)
Equity method investments	(383)	92	(c)	(291)
Deferred tax assets	(17)	14	(d)	(3)
Other	(3)	4	(e)	1
Total CET1	16,720	2,680		19,400
Other Tier 1 capital:
Preferred stock	1,562	—		1,562
Trust preferred securities	—	162	(f)	162
Disallowed deferred tax assets	—	(14)	(d)	(14)
Net pension fund assets	—	(85)	(d)	(85)
Other	(6)	(4)		(10)
Total Tier 1 capital	18,276	2,739		21,015

Tier 2 capital:
Trust preferred securities	—	162	(f)	162
Subordinated debt	397	—		397
Allowance for credit losses	288	—		288
Other	(6)	—		(6)
Total Tier 2 capital - Standardized Approach	679	162		841
Excess of expected credit losses	26	(14)		12
Less: Allowance for credit losses	288	—		288
Total Tier 2 capital - Advanced Approach	$417	$148		$565

Total capital:
Standardized Approach	$18,955	$2,901		$21,856
Advanced Approach	$18,693	$2,887		$21,580

Risk-weighted assets:
Standardized Approach	$154,272	$(25,516)		$128,756
Advanced Approach	$164,088	$6,164		$170,252

Standardized Approach:
Estimated Basel III CET1 ratio	10.8%			15.1%
Tier 1 capital ratio	11.8			16.3
Total (Tier 1 plus Tier 2) capital ratio	12.3			17.0

Advanced Approach:
Estimated Basel III CET1 ratio	10.2%			11.4%
Tier 1 capital ratio	11.1			12.3
Total (Tier 1 plus Tier 2) capital ratio	11.4			12.7

(a)	Reflects transition adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2014 under the Final Capital Rules.

(b)	Represents the portion of accumulated other comprehensive (income) loss excluded from common equity.

(c)	Represents intangible assets, other than goodwill, net of the corresponding deferred tax liabilities.

(d)	Represents the deduction for net pension fund assets and disallowed deferred tax assets in CET1 and Tier 1 capital.

(e)	Represents the transitional adjustments related to cash flow hedges.

(f)	During 2014, 50% of outstanding trust preferred securities are included in Tier 1 capital and 50% in Tier 2 capital.

BNY Mellon 61

The following table presents the reconciliation of our estimated fully phased-in Basel III CET1 ratio under the Standardized Approach and Advanced Approach.

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013
(dollars in millions)
Total Tier 1 capital	$21,015	$20,669	$18,335	$18,074
Adjustments to determine estimated fully phased-in Basel III CET1:
Deferred tax liability – tax deductible intangible assets	—	—	70	82
Intangible deduction	(2,388)	(2,453)	—	—
Preferred stock	(1,562)	(1,562)	(1,562)	(1,562)
Trust preferred securities	(162)	(171)	(330)	(324)
Other comprehensive income (loss) and net pension fund assets:
Securities available-for-sale	578	586	387	487
Pension liabilities	(675)	(691)	(900)	(1,348)
Net pension fund assets	—	—	(713)	(279)
Total other comprehensive income (loss) and net pension fund assets	(97)	(105)	(1,226)	(1,140)
Equity method investments	(92)	(99)	(445)	(479)
Deferred tax assets	—	—	(49)	(26)
Other	6	(2)	17	18
Total estimated fully phased-in Basel III CET1 – Non-GAAP	$16,720	$16,277	$14,810	$14,643

Under the Standardized Approach: (a)
Estimated fully phased-in Basel III risk-weighted assets – Non-GAAP	$154,272	$164,759	$139,865	$145,589

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (b)	10.8%	9.9%	10.6%	10.1%

Under the Advanced Approach:
Estimated fully phased-in Basel III risk-weighted assets – Non-GAAP	$164,088	$162,072	$130,849	$131,583

Estimated fully phased-in Basel III CET1 ratio – Non-GAAP (b)	10.2%	10.0%	11.3%	11.1%

(a)
The June 30, 2014 estimated fully phased-in Basel III Standardized Approach risk weighted assets and CET1 ratio (Non-GAAP) reflect an adjustment due to refinements in the data used in determining risk-weighted assets. The adjustment resulted in a reduction of approximately 40 basis points to the ratio.

(b)
Beginning with June 30, 2014, risk-based capital ratios include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. These assets were not included in prior periods.

The following table presents the reconciliation of our Basel I CET1 ratio.

Basel I CET1 ratio (dollars in millions)	Dec. 31, 2013	Sept. 30, 2013
Total Tier 1 capital – Basel I	$18,335	$18,074
Less: Trust preferred securities	330	324
Preferred stock	1,562	1,562
Total CET1 – Basel I	$16,443	$16,188

Total risk-weighted assets – Basel I	$113,322	$114,404

Basel I CET1 ratio – Non-GAAP	14.5%	14.2%

62 BNY Mellon

The following table presents the components of our fully phased-in estimated SLR.

Estimated fully phased-in SLR – Non-GAAP (a) (dollars in millions)	Sept. 30, 2014	June 30, 2014
Total estimated fully phased-in Basel III CET1 – Non-GAAP	$16,720	$16,277
Additional Tier 1 capital	1,556	1,562
Total Tier 1 capital	$18,276	$17,839

Total leverage exposure:
Quarterly average total assets	$380,409	$369,212
Less: Amounts deducted from Tier 1 capital	20,166	20,480
Total on-balance sheet assets, as adjusted	360,243	348,732
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	11,694	11,115
Repo-style transaction exposures included in SLR	—	—
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	21,924	22,658
Total off-balance sheet exposures	33,618	33,773
Total leverage exposure	$393,861	$382,505

Estimated fully phased-in SLR – Non-GAAP	4.6%	4.7%

(a)
The estimated fully phased-in SLR as of Sept. 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR. The estimated fully phased-in SLR as of June 30, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Notice of Proposed Rulemaking released in April 2014 concerning the SLR, except that off-balance sheet exposures included in total leverage exposure reflect the end of period measures, rather than a daily average. On a fully phased-in basis, we expect to satisfy a minimum SLR of over 5%, 3% attributable to a regulatory minimum SLR, and greater than 2% attributable to a buffer applicable to U.S. G-SIBs.

BNY Mellon 63

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures

On June 12, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Transfers and Servicing (Topic 860): Repurchase-to Maturity Transactions, Repurchase Financing, and Disclosures.” This ASU amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. This ASU requires public entities to apply the accounting changes and comply with the enhanced disclosure requirements for the first interim or annual reporting period beginning after Dec. 15, 2014. However, for repurchase and securities lending transactions reported as secured borrowings, the ASU’s enhanced disclosures are effective for annual periods beginning after Dec. 15, 2014 and interim periods beginning after March 15, 2015. Early adoption is not permitted.

ASU - 2014-09 - Revenue from Contracts with Customers

On May 28, 2014, the FASB issued ASU, “Revenue from Contracts with Customers” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on Jan. 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Proposed Accounting Standards

Proposed ASU - Principal versus Agent Analysis

In November 2011, the FASB issued a proposed ASU “Principal versus Agent Analysis.” This proposed ASU would rescind the 2010 indefinite deferral of FAS 167 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. The proposed ASU also amends the criteria for determining whether an entity is a variable interest entity under FAS 167, which could affect whether an entity is within its scope. Accordingly, certain funds that previously were not consolidated must be reviewed to determine whether they will now be required to be consolidated. The proposed accounting standard will continue to require BNY Mellon to determine whether or not it has a variable interest in a variable interest entity. However, consolidation of its variable interest entity and voting general partnership asset management funds will be based on whether or not BNY Mellon, as the asset manager, uses its power as a decision maker as either a principal or an agent. Based on a preliminary review of the proposed ASU and consideration of the FASB’s recent redeliberations, we do not expect to be required to consolidate a material amount of additional mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds. In addition, we expect to deconsolidate substantially all of the CLOs we currently consolidate. The FASB has recently concluded re-deliberating changes to the proposed ASU. A final ASU is expected to be issued in late 2014 or early 2015. The final guidance is expected to be effective for annual reporting periods beginning after Dec. 15, 2015. Early adoption in

64 BNY Mellon

fiscal years beginning before the effective date is expected to be permitted.

Proposed ASU - Leases

In May 2013, the FASB and the International Accounting Standards Board (“IASB”) issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. In March 2014, the FASB and IASB re-deliberated the ASU and were unable to reach a consensus on certain key issues. Deliberations are expected to continue over the coming months. An effective date is not expected before 2018.

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

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. In January 2014, the FASB tentatively decided not to continue to pursue the business model assessment approach for classification and measurement of financial assets. The FASB is currently re-deliberating based on the comments received and is expected to issue a final standard by the end of 2014. An effective date is not expected before 2017.

BNY Mellon 65

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

Regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2013 Annual Report and “Regulatory Developments” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Liquidity Coverage Ratio

Historically, regulation and monitoring of financial institution liquidity principally has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets relative to the entity’s net stressed cash outflow for a 30-day time horizon under an acute liquidity stress scenario.

In October 2013, the U.S. federal banking agencies issued an NPR to implement the Basel III liquidity coverage ratio in the U.S. (“Proposed LCR Rule”). The agencies indicated that the Proposed LCR Rule is more stringent than the Basel III LCR in certain elements, including the eligibility of high quality liquid assets and an accelerated implementation timeline. On Sept. 3, 2014, the U.S. federal banking agencies issued a final rule (the “Final LCR Rule”) to implement the LCR. Consistent with the Proposed LCR Rule, the Final LCR Rule is more stringent than the Basel III LCR in several respects. The Final LCR Rule also contains several changes from the Proposed LCR Rule, including:

•	a new transition period for compliance with the daily LCR calculation requirement (during which monthly calculation is permitted),

•	total net stressed cash outflows will be calculated based on net outflows over a 30-day period, plus

66 BNY Mellon

a maturity mismatch add-on (rather than the peak day approach of the Proposed LCR Rule), and

•	a definition of operational deposits that qualifies deposits of registered investment companies and registered investment advisers.

Starting on Jan. 1, 2015, covered companies, including BNY Mellon, will be required to meet an LCR of 80% percent, increasing annually by 10% increments until Jan. 1, 2017, at which time covered companies will be required to meet a liquidity coverage ratio of 100%.

Supplementary Leverage Ratio

In July 2013, the U.S. federal banking agencies finalized the Basel III-based capital rules in the U.S. Among other new requirements, the Final Capital Rules introduced a 3% SLR for all Advanced Approaches banking organizations. The SLR becomes effective as a binding ratio on Jan. 1, 2018, although commencing in January 2015 each Advanced Approaches banking organization is required to calculate and report its SLR. Unlike the Tier 1 leverage ratio that has long applied to U.S. banking organizations, the SLR includes certain off-balance sheet exposures in the denominator, including the potential future exposure of derivative contracts and notional amount of commitments.

In April 2014, the U.S. federal banking agencies adopted an “enhanced” SLR for banking organizations with total consolidated assets of more than $700 billion or assets under custody of more than $10 trillion, as well as their depository institution subsidiaries. The enhanced SLR would apply to the eight U.S. banking organizations that have been identified as G-SIBs by the Financial Stability Board (including BNY Mellon) and their insured depository institution subsidiaries. The enhanced SLR requires BNY Mellon and the other U.S. G-SIB bank holding companies to maintain a 2% buffer over the minimum 3% SLR for a total 5% SLR in order to avoid certain restrictions on capital distributions and discretionary bonus payments. In addition, the eight U.S. G-SIBs’ insured depository institution subsidiaries, regardless of the amount of their consolidated assets or assets under custody, must maintain a 6% SLR to be deemed “well-capitalized” under the “prompt corrective action” framework. The final enhanced SLR rule for U.S. G-SIBs, like the SLR more generally applicable to all Advanced

Approaches banking organizations, will become effective on Jan. 1, 2018.

In April 2014, the U.S. federal banking agencies issued a notice of proposed rulemaking (“SLR NPR”) to modify the SLR denominator in the U.S. to align with the final Basel III changes to the SLR denominator. The proposed changes would apply to all Advanced Approaches banking organizations subject to the SLR and all the G-SIBs and their insured depository institution subsidiaries subject to the enhanced SLR. On Sept. 3, 2014 the agencies issued a final rule implementing the SLR NPR. The final SLR is generally consistent with the terms of the SLR NPR, but also contains certain changes, including using the average of three month-end calculations for off-balance sheet items. Consistent with the SLR NPR, the final rules do not exempt or limit any categories of balance sheet assets, such as central bank deposits, from the denominator of the SLR.

Capital Planning and Stress Testing

BNY Mellon’s capital distributions are subject to supervision and regulation by the Federal Reserve. The Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Tests (“DFAST”) are a major component of the Federal Reserve’s oversight.

In October 2014, the Federal Reserve finalized a proposal to revise certain aspects of its rules pertaining to CCAR and DFAST. These revisions include, among other changes, limitations on the ability of a BHC subject to CCAR to make capital distributions in a given quarter if its actual capital issuances in that quarter are less than the amount indicated in its capital plan and to eliminate the need to obtain prior approval for “accretive” issuances of capital instruments that would qualify for inclusion in the numerator of regulatory capital ratios.

In addition, for the CCAR 2015 exercise, the Federal Reserve’s authorization for capital distributions will extend five quarters, through June 30, 2016, in order to account for the shift in the capital plan cycle in 2016. Starting Jan. 1, 2016, the annual CCAR capital plan cycle will begin on Jan. 1, and BNY Mellon will be required to submit its capital plan to the Federal Reserve by April 5 of that year, and the Federal Reserve will respond to CCAR capital plans by June 30. For purposes of CCAR 2015, if a BHC receives a

BNY Mellon 67

non-objection to its capital plan, it generally may make the capital distributions included in its capital plan submission beginning on April 1, 2015, through June 30, 2016, without seeking prior approval from or providing prior notice to the Federal Reserve.

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

Resolution Planning

Large BHCs must develop and submit annually to the Federal Reserve and FDIC for review resolution plans for their rapid and orderly liquidation in the event of material financial distress or failure.  We submitted our 2013 resolution plan in October 2013 and our 2014 resolution plan in July 2014. In August, 2014, the Federal Reserve and the FDIC announced completion of their reviews of the 2013 resolution plans submitted by 11 large, complex banking organizations (including BNY Mellon), referred to as the “first wave filers”, and notified the first wave filers that certain shortcomings in the 2013 resolution plans must be addressed in the 2015 resolution plans, which are required to be submitted on or before July 1, 2015. See the discussion of this matter in our 2013 Annual Report in “Risk Factors - Operational and Business Risk - We are subject to extensive government regulation and supervision and have been impacted by a significant amount of rulemaking as a result of the 2008 financial crisis.”

Expected Regulatory Initiatives
In addition to the aforementioned regulatory changes, we anticipate banking regulators and policymakers to propose new or modified regulations that will further alter the regulatory framework in which we operate and may have unforeseen or unintended adverse effects on us or the financial services industry more generally.  Several expected regulatory proposals may impact BNY Mellon, including, but not limited to:

•	Implementation of the Net Stable Funding Ratio, which is a longer-term liquidity coverage measure, in the U.S.

•
The development of formal regulations and related changes in supervisory practices to facilitate cross-border resolutions.  Attendant to these changes may be the imposition of a “total loss-absorbing capacity” standard affecting the Company’s regulatory capital and the amount of holding company senior unsecured long-term debt outstanding.

•	Contribution requirements for the Single Resolution Fund and bank levies in Europe.

•	Limitations on certain single counterparty credit exposures.

•	Final standards in Europe implementing the European Market Infrastructure Regulation and Target2-Securities settlement system.

68 BNY Mellon

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

•	Financial statements and footnotes prepared using Extensible Business Reporting Language (“XBRL”);

•	Our earnings materials and selected management conference calls and presentations;

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

BNY Mellon 69

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Fee and other revenue
Investment services fees:
Asset servicing	$1,025	$1,022	$964	$3,056	$2,921
Clearing services	337	326	315	988	940
Issuer services	315	231	322	775	853
Treasury services	142	141	137	419	417
Total investment services fees	1,819	1,720	1,738	5,238	5,131
Investment management and performance fees	881	883	821	2,607	2,491
Foreign exchange and other trading revenue	153	130	160	419	528
Distribution and servicing	44	43	43	130	137
Financing-related fees	44	44	44	126	129
Investment and other income (a)	890	142	151	1,134	524
Total fee revenue (a)	3,831	2,962	2,957	9,654	8,940
Net securities gains — including other-than-temporary impairment	21	18	24	62	107
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	1	—	2	2	5
Net securities gains	20	18	22	60	102
Total fee and other revenue (a)	3,851	2,980	2,979	9,714	9,042
Operations of consolidated investment management funds
Investment income	123	141	134	402	439
Interest of investment management fund note holders	84	95	102	281	292
Income from consolidated investment management funds	39	46	32	121	147
Net interest revenue
Interest revenue	809	811	855	2,432	2,506
Interest expense	88	92	83	264	258
Net interest revenue	721	719	772	2,168	2,248
Provision for credit losses	(19)	(12)	2	(49)	(41)
Net interest revenue after provision for credit losses	740	731	770	2,217	2,289
Noninterest expense
Staff	1,477	1,439	1,516	4,427	4,497
Professional, legal and other purchased services	323	314	296	949	908
Software	154	154	147	460	444
Net occupancy	154	152	153	460	475
Distribution and servicing	107	112	108	326	325
Furniture and equipment	80	82	79	247	248
Sub-custodian	67	81	71	216	212
Business development	61	68	63	193	221
Other	250	347	249	820	771
Amortization of intangible assets	75	75	81	225	260
Merger and integration, litigation and restructuring charges	220	122	16	330	68
Total noninterest expense	2,968	2,946	2,779	8,653	8,429
Income
Income before income taxes (a)	1,662	811	1,002	3,399	3,049
Provision for income taxes (a)	556	217	19	1,005	1,420
Net income (a)	1,106	594	983	2,394	1,629
Net (income) attributable to noncontrolling interests (includes $(23), $(17), $(8), $(60) and $(63) related to consolidated investment management funds, respectively)	(23)	(17)	(8)	(60)	(64)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	1,083	577	975	2,334	1,565
Preferred stock dividends	(13)	(23)	(13)	(49)	(38)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$1,070	$554	$962	$2,285	$1,527

(a)
Results for the third quarter of 2013 and the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

70 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net income applicable to common shareholders of The Bank of New York Mellon Corporation (a)	$1,070	$554	$962	$2,285	$1,527
Less: Earnings allocated to participating securities (a)	20	10	18	43	27
Change in the excess of redeemable value over the fair value of noncontrolling interests	N/A	N/A	—	N/A	1
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustments for the calculation of basic and diluted earnings per common share (a)	$1,050	$544	$944	$2,242	$1,499

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation	Quarter ended			Year-to-date
(in thousands)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Basic	1,126,946	1,133,556	1,148,724	1,133,006	1,153,327
Common stock equivalents	20,807	18,198	17,236	19,547	16,242
Less: Participating securities	(12,882)	(11,954)	(13,281)	(12,835)	(12,618)
Diluted	1,134,871	1,139,800	1,152,679	1,139,718	1,156,951

Anti-dilutive securities (b)	40,360	45,784	58,735	45,368	77,758

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (a)(c)	Quarter ended			Year-to-date
(in dollars)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Basic	$0.93	$0.48	$0.82	$1.98	$1.30
Diluted	$0.93	$0.48	$0.82	$1.97	$1.30

(a)
Results for the third quarter of 2013 and the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

N/A - Not applicable.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 71

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net income (a)	$1,106	$594	$983	$2,394	$1,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(589)	77	385	(475)	81
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	4	210	(72)	376	(814)
Reclassification adjustment	(13)	(14)	(2)	(40)	(49)
Total unrealized gain (loss) on assets available-for-sale	(9)	196	(74)	336	(863)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	19	17	31	55	105
Total defined benefit plans	19	17	31	55	105
Net unrealized gain (loss) on cash flow hedges	(12)	(2)	12	(13)	4
Total other comprehensive income (loss), net of tax (b)	(591)	288	354	(97)	(673)
Net (income) attributable to noncontrolling interests	(23)	(17)	(8)	(60)	(64)
Other comprehensive (income) loss attributable to noncontrolling interests	77	(1)	(42)	73	(23)
Net comprehensive income	$569	$864	$1,287	$2,310	$869

(a)
Results for the third quarter of 2013 and the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(514) million for the quarter ended Sept. 30, 2014, $287 million for the quarter ended June 30, 2014 , $312 million for the quarter ended Sept. 30, 2013, $(24) million for the nine months ended Sept. 30, 2014 and $(696) million for the nine months ended Sept. 30, 2013.

See accompanying Notes to Consolidated Financial Statements.

72 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30,	Dec. 31,
(dollars in millions, except per share amounts)	2014	2013
Assets
Cash and due from:
Banks	$6,410	$6,460
Interest-bearing deposits with the Federal Reserve and other central banks	92,317	104,359
Interest-bearing deposits with banks	30,341	35,300
Federal funds sold and securities purchased under resale agreements	17,375	9,161
Securities:
Held-to-maturity (fair value of $20,167 and $19,443)	20,137	19,743
Available-for-sale	95,559	79,309
Total securities	115,696	99,052
Trading assets	11,613	12,098
Loans	57,527	51,657
Allowance for loan losses	(191)	(210)
Net loans	57,336	51,447
Premises and equipment	1,351	1,655
Accrued interest receivable	565	621
Goodwill	17,992	18,073
Intangible assets	4,215	4,452
Other assets (includes $1,850 and $1,728, at fair value)	21,523	20,566
Subtotal assets of operations	376,734	363,244
Assets of consolidated investment management funds, at fair value:
Trading assets	8,823	10,397
Other assets	739	875
Subtotal assets of consolidated investment management funds, at fair value	9,562	11,272
Total assets	$386,296	$374,516
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$101,105	$95,475
Interest-bearing deposits in U.S. offices	56,740	56,640
Interest-bearing deposits in Non-U.S. offices	107,051	109,014
Total deposits	264,896	261,129
Federal funds purchased and securities sold under repurchase agreements	9,687	9,648
Trading liabilities	7,734	6,945
Payables to customers and broker-dealers	20,155	15,707
Commercial paper	—	96
Other borrowed funds	852	663
Accrued taxes and other expenses	6,482	6,996
Other liabilities (including allowance for lending-related commitments of $97 and $134, also includes $235 and $503, at fair value)	7,169	4,827
Long-term debt (includes $337 and $321, at fair value)	21,583	19,864
Subtotal liabilities of operations	338,558	325,875
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	8,130	10,085
Other liabilities	10	46
Subtotal liabilities of consolidated investment management funds, at fair value	8,140	10,131
Total liabilities	346,698	336,006
Temporary equity
Redeemable noncontrolling interests	246	230
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 15,826 shares	1,562	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,286,670,537 and 1,268,036,220 shares	13	13
Additional paid-in capital	24,499	24,002
Retained earnings	17,670	15,952
Accumulated other comprehensive loss, net of tax	(916)	(892)
Less: Treasury stock of 160,960,855 and 125,786,430 common shares, at cost	(4,377)	(3,140)
Total The Bank of New York Mellon Corporation shareholders’ equity	38,451	37,497
Nonredeemable noncontrolling interests of consolidated investment management funds	901	783
Total permanent equity	39,352	38,280
Total liabilities, temporary equity and permanent equity	$386,296	$374,516
See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 73

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2014	2013
Operating activities
Net income (a)	$2,394	$1,629
Net (income) attributable to noncontrolling interests	(60)	(64)
Net income applicable to shareholders of The Bank of New York Mellon Corporation (a)	2,334	1,565
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(49)	(41)
Pension plan contributions	(37)	(30)
Depreciation and amortization	976	1,051
Deferred tax (benefit) (a)	(510)	314
Net securities (gains) and venture capital (income)	(65)	(103)
Change in trading activities	1,154	(1,866)
Change in accruals and other, net (a)	(505)	(945)
Net cash provided by (used for) operating activities	3,298	(55)
Investing activities
Change in interest-bearing deposits with banks	4,950	3,997
Change in interest-bearing deposits with the Federal Reserve and other central banks	12,042	(5,409)
Purchases of securities held-to-maturity	(2,132)	(6,737)
Paydowns of securities held-to-maturity	1,399	1,107
Maturities of securities held-to-maturity	99	31
Purchases of securities available-for-sale	(51,428)	(19,787)
Sales of securities available-for-sale	25,253	14,824
Paydowns of securities available-for-sale	5,424	7,854
Maturities of securities available-for-sale	4,417	2,339
Net change in loans	(6,060)	(3,586)
Sales of loans and other real estate	259	104
Change in federal funds sold and securities purchased under resale agreements	(8,214)	(2,598)
Change in seed capital investments	(240)	(144)
Purchases of premises and equipment/capitalized software	(595)	(372)
Proceeds from the sale of premises and equipment	585	—
Acquisitions, net of cash	(25)	(17)
Dispositions, net of cash	64	84
Other, net	3,543	(227)
Net cash (used for) investing activities	(10,659)	(8,537)
Financing activities
Change in deposits	2,442	8,741
Change in federal funds purchased and securities sold under repurchase agreements	39	2,310
Change in payables to customers and broker-dealers	4,448	(802)
Change in other borrowed funds	275	(541)
Change in commercial paper	(96)	1,513
Net proceeds from the issuance of long-term debt	4,686	2,696
Repayments of long-term debt	(2,921)	(1,928)
Proceeds from the exercise of stock options	276	171
Issuance of common stock	20	19
Issuance of preferred stock	—	494
Treasury stock acquired	(1,237)	(705)
Common cash dividends paid	(566)	(505)
Preferred cash dividends paid	(49)	(38)
Other, net	94	(181)
Net cash provided by financing activities	7,411	11,244
Effect of exchange rate changes on cash	(100)	(75)
Change in cash and due from banks
Change in cash and due from banks	(50)	2,577
Cash and due from banks at beginning of period	6,460	4,727
Cash and due from banks at end of period	$6,410	$7,304
Supplemental disclosures
Interest paid	$291	$286
Income taxes paid	514	305
Income taxes refunded	142	24

(a)
Information for the nine months ended Sept. 30, 2013 was restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

74 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Dec. 31, 2013	$1,562	$13	$24,002	$15,952	$(892)	$(3,140)	$783	$38,280	(a)	$230
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		49
Redemption of subsidiary shares from noncontrolling interests	—	—	(31)	—	—	—	—	(31)		(54)
Other net changes in noncontrolling interests	—	—	10	—	—	—	126	136		26
Net income	—	—	—	2,334	—	—	60	2,394		—
Other comprehensive income (loss)	—	—	—	—	(24)	—	(68)	(92)		(5)
Dividends:
Common stock at $0.49 per share	—	—	—	(567)	—	—	—	(567)		—
Preferred stock	—	—	—	(49)	—	—	—	(49)		—
Repurchase of common stock	—	—	—	—	—	(1,237)	—	(1,237)		—
Common stock issued under:
Employee benefit plans	—	—	18	—	—	—	—	18		—
Direct stock purchase and dividend reinvestment plan	—	—	16	—	—	—	—	16		—
Stock awards and options exercised	—	—	484	—	—	—	—	484		—
Balance at Sept. 30, 2014	$1,562	$13	$24,499	$17,670	$(916)	$(4,377)	$901	$39,352	(a)	$246

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,935 million at Dec. 31, 2013 and $36,889 million at Sept. 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 75

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

Subsequent Event

As previously disclosed, our 2006 and 2009 tax years remain open primarily to permit a tax carryback claim.  On Nov. 4, 2014, the IRS notified us that our carryback claim was approved and they are processing the refund.  We are determining the financial statement impact of the carryback and associated interest but estimate the after-tax benefit will range between $160 million to $190 million in the fourth quarter of 2014.

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

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of the new accounting guidance on our previously reported earnings per share applicable to the common shareholders.

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation	As previously reported		As revised
(in dollars)	3Q13	YTD13	3Q13	YTD13
Basic	$0.83	$1.31	$0.82	$1.30
Diluted	$0.82	$1.30	$0.82	$1.30

The table below presents the impact of the new accounting guidance on our previously reported income statements.

Income statement	As previously reported		Adjustments		As revised
(in millions)	3Q13	YTD13	3Q13	YTD13	3Q13	YTD13
Investment and other income	$135	$476	$16	$48	$151	$524
Total fee revenue	2,941	8,892	16	48	2,957	8,940
Total fee and other revenue	2,963	8,994	16	48	2,979	9,042
Income before income taxes	986	3,001	16	48	1,002	3,049
Provision (benefit) for income taxes	(2)	1,365	21	55	19	1,420
Net income (loss)	988	1,636	(5)	(7)	983	1,629
Net income (loss) applicable to shareholders of The Bank of New York Mellon Corporation	980	1,572	(5)	(7)	975	1,565
Net income (loss) applicable to common shareholders of The Bank of New York Mellon Corporation	967	1,534	(5)	(7)	962	1,527

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the third quarter of 2014. Contingent payments were $1 million in the first nine months of 2014.

At Sept. 30, 2014, we were potentially obligated to pay additional consideration which, using reasonable assumptions for the performance of the acquired companies and joint ventures based on contractual agreements, could amount to $5 million over the next 3 months. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

Acquisitions in 2014

On May 1, 2014, BNY Mellon acquired the remaining 65% interest of HedgeMark International, LLC for $26 million. Since 2011, BNY Mellon held a 35% ownership stake in HedgeMark. Goodwill related to this acquisition totaled $47 million and is included in the Investment Services business. The customer relationship intangible asset related to this acquisition is included in our Investment Services business and totaled $1 million.

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

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2014 and Dec. 31, 2013.

Securities at Sept. 30, 2014	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$21,078	$112	$89	$21,101
U.S. Government agencies	360	4	3	361
State and political subdivisions	5,321	108	25	5,404
Agency RMBS	30,286	327	405	30,208
Non-agency RMBS	990	41	26	1,005
Other RMBS	1,851	33	25	1,859
Commercial MBS	1,993	43	12	2,024
Agency commercial MBS	2,883	18	14	2,887
Asset-backed CLOs	1,984	12	—	1,996
Other asset-backed securities	3,024	7	6	3,025
Foreign covered bonds	2,863	87	1	2,949
Corporate bonds	1,636	44	10	1,670
Other debt securities	17,571	171	7	17,735	(a)
Equity securities	96	1	—	97
Money market funds	789	—	—	789
Non-agency RMBS (b)	1,916	537	4	2,449
Total securities available-for-sale (c)	94,641	1,545	627	95,559
Held-to-maturity:
U.S. Treasury	4,166	27	44	4,149
U.S. Government agencies	344	—	6	338
State and political subdivisions	29	1	—	30
Agency RMBS	14,127	131	94	14,164
Non-agency RMBS	157	10	2	165
Other RMBS	337	4	11	330
Commercial MBS	14	—	—	14
Other securities	963	14	—	977
Total securities held-to-maturity	20,137	187	157	20,167
Total securities	$114,778	$1,732	$784	$115,726

(a)	Includes $15.7 billion, at fair value, of government-sponsored and guaranteed entities, and sovereign debt.

(b)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(c)
Includes gross unrealized gains of $64 million and gross unrealized losses of $296 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

78 BNY Mellon

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

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Realized gross gains	$23	$20	$29	$73	$137
Realized gross losses	(1)	—	(4)	(4)	(10)
Recognized gross impairments	(2)	(2)	(3)	(9)	(25)
Total net securities gains	$20	$18	$22	$60	$102

Temporarily impaired securities

At Sept. 30, 2014, substantially all of the unrealized losses on the investment securities portfolio were attributable to an increase in interest rates and credit spreads widening since purchase. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Sept. 30, 2014	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$8,717	$20	$2,870	$69	$11,587	$89
U.S. Government agencies	—	—	98	3	98	3
State and political subdivisions	126	18	471	7	597	25
Agency RMBS	6,492	26	7,136	379	13,628	405
Non-agency RMBS	48	—	400	26	448	26
Other RMBS	159	—	512	25	671	25
Commercial MBS	208	1	441	11	649	12
Agency commercial MBS	631	2	592	12	1,223	14
Other asset-backed securities	636	1	586	5	1,222	6
Foreign covered bonds	342	1	—	—	342	1
Corporate bonds	22	—	236	10	258	10
Other debt securities	1,568	1	326	6	1,894	7
Non-agency RMBS (a)	25	1	45	3	70	4
Total securities available-for-sale (b)	$18,974	$71	$13,713	$556	$32,687	$627
Held-to-maturity:
U.S. Treasury	$1,009	$9	$1,782	$35	$2,791	$44
U.S. Government agencies	—	—	337	6	337	6
Agency RMBS	1,651	8	5,260	86	6,911	94
Non-agency RMBS	1	—	25	2	26	2
Other RMBS	—	—	233	11	233	11
Total securities held-to-maturity	$2,661	$17	$7,637	$140	$10,298	$157
Total temporarily impaired securities	$21,635	$88	$21,350	$696	$42,985	$784

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $296 million recorded in accumulated other comprehensive income primarily related to Agency RMBS that were transferred from available-for-sale to held-to-maturity in 2013. The unrealized gains and losses will be amortized into net interest revenue over the estimated lives of the securities.

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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2014.

Maturity distribution and yield on investment securities at Sept. 30, 2014	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,418	0.21%	$135	1.75%	$243	1.30%	$7,227	0.81%	$—	—%	$10,023
Over 1 through 5 years	13,176	0.86	137	2.09	3,079	2.15	12,934	1.09	—	—	29,326
Over 5 through 10 years	1,358	2.83	89	1.52	1,783	3.51	2,183	2.38	—	—	5,413
Over 10 years	4,149	3.12	—	—	299	2.76	10	3.16	—	—	4,458
Mortgage-backed securities	—	—	—	—	—	—	—	—	40,432	2.35	40,432
Asset-backed securities	—	—	—	—	—	—	—	—	5,021	1.09	5,021
Equity securities (b)	—	—	—	—	—	—	—	—	886	—	886
Total	$21,101	1.35%	$361	1.82%	$5,404	2.59%	$22,354	1.13%	$46,339	2.17%	$95,559
Securities held-to-maturity:
One year or less	$150	0.28%	$—	—%	$1	3.80%	$3	0.03%	$—	—%	$154
Over 1 through 5 years	2,858	1.27	233	1.03	—	—	739	0.62	—	—	3,830
Over 5 through 10 years	1,158	2.21	111	1.61	10	6.92	221	0.94	—	—	1,500
Over 10 years	—	—	—	—	18	4.34	—	—	—	—	18
Mortgage-backed securities	—	—	—	—	—	—	—	—	14,635	2.69	14,635
Total	$4,166	1.49%	$344	1.21%	$29	5.16%	$963	0.69%	$14,635	2.69%	$20,137

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

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

Projected weighted-average default rates and loss severities
	Sept. 30, 2014		Dec. 31, 2013
	Default rate	Severity	Default rate	Severity
Alt-A	38%	58%	40%	57%
Subprime	55%	74%	58%	71%
Prime	23%	42%	22%	42%

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
State and political subdivisions	$7	$7	$—	$13	$—
U.S. Treasury	1	1	22	12	49
U.S. Government agencies	—	—	—	7	—
Foreign covered bonds	—	3	—	3	8
European floating rate notes	2	—	3	1	(3)
Commercial MBS	1	—	—	1	15
Non-agency RMBS	4	(2)	(4)	—	(3)
Other	5	9	1	23	36
Total net securities gains	$20	$18	$22	$60	$102

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

Debt securities credit loss roll forward
(in millions)	3Q14	3Q13
Beginning balance as of June 30	$107	$164
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	2	3
Less: Realized losses for securities sold	7	2
Ending balance as of Sept. 30	$102	$165

Debt securities credit loss roll forward	Year-to-date
(in millions)	2014	2013
Beginning balance as of Jan. 1	$119	$288
Add: Initial OTTI credit losses	2	16
Subsequent OTTI credit losses	7	10
Less: Realized losses for securities sold	26	149
Ending balance as of Sept. 30	$102	$165

Pledged assets

At Sept. 30, 2014, BNY Mellon had pledged assets of $85 billion, including $69 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at Sept. 30, 2014 included $75 billion of securities, $5 billion of loans, $4 billion of trading assets and $1 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes.  BNY Mellon regularly moves assets in and out of its pledged asset account at the Federal Reserve.

At Sept. 30, 2014, pledged assets included $8 billion for which the recipients were permitted to sell or repledge the assets delivered.

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

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At Sept. 30, 2014 and Dec. 31, 2013, the market value of the securities received that can be sold or repledged was $43 billion and $31 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2014 and Dec. 31, 2013, the market value of securities collateral sold or repledged was $19 billion and $13 billion, respectively.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at Sept. 30, 2014 and Dec. 31, 2013.

Loans	Sept. 30, 2014	Dec. 31, 2013
(in millions)
Domestic:
Financial institutions	$5,465	$4,511
Commercial	1,317	1,534
Wealth management loans and mortgages	10,733	9,743
Commercial real estate	2,390	2,001
Lease financings	1,293	1,322
Other residential mortgages	1,262	1,385
Overdrafts	1,235	1,314
Other	855	768
Margin loans	17,548	15,652
Total domestic	42,098	38,230
Foreign:
Financial institutions	9,109	9,848
Commercial	241	113
Wealth management loans and mortgages	92	75
Commercial real estate	13	9
Lease financings	879	945
Other (primarily overdrafts)	5,095	2,437
Total foreign	15,429	13,427
Total loans (a)	$57,527	$51,657

(a)	Net of unearned income of $894 million at Sept. 30, 2014 and $1,020 million at Dec. 31, 2013 primarily on domestic and foreign lease financings.

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

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$74	$45	$43	$33	$22	$47	$—		$47	$311
Charge-offs	(4)	—	—	—	—	—	—		(1)	(5)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	(4)	—	—	—	—	1	—		(1)	(4)
Provision	1	2	(18)	1	—	—	—		(5)	(19)
Ending balance	$71	$47	$25	$34	$22	$48	$—		$41	$288
Allowance for:
Loan losses	$20	$30	$9	$34	$17	$48	$—		$33	$191
Lending-related commitments	51	17	16	—	5	—	—		8	97
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$9	$—	$—		$—	$25
Allowance for loan losses	4	1	—	—	1	—	—		—	6
Collectively evaluated for impairment:
Loan balance	$1,304	$2,387	$5,465	$1,293	$10,724	$1,262	$19,638	(a)	$15,429	$57,502
Allowance for loan losses	16	29	9	34	16	48	—		33	185

(a)	Includes $1,235 million of domestic overdrafts, $17,548 million of margin loans and $855 million of other loans at Sept. 30, 2014.

Allowance for credit losses activity for the quarter ended June 30, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Charge-offs	—	—	—	—	(1)	(1)	—		(2)	(4)
Recoveries	1	—	—	—	—	—	—		—	1
Net (charge-offs) recoveries	1	—	—	—	(1)	(1)	—		(2)	(3)
Provision	(6)	3	(5)	(2)	—	(2)	—		—	(12)
Ending balance	$74	$45	$43	$33	$22	$47	$—		$47	$311
Allowance for:
Loan losses	$17	$27	$8	$33	$16	$47	$—		$39	$187
Lending-related commitments	57	18	35	—	6	—	—		8	124
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$9	$—	$—		$5	$30
Allowance for loan losses	3	1	—	—	2	—	—		1	7
Collectively evaluated for impairment:
Loan balance	$1,531	$2,205	$5,761	$1,321	$10,310	$1,309	$20,275	(a)	$16,506	$59,218
Allowance for loan losses	14	26	8	33	14	47	—		38	180

(a)	Includes $1,748 million of domestic overdrafts, $17,685 million of margin loans and $842 million of other loans at June 30, 2014.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$93	$30	$34	$41	$19	$75	$—		$45	$337
Charge-offs	(1)	—	—	—	—	(1)	—		—	(2)
Recoveries	—	—	—	—	—	1	—		1	2
Net (charge-offs)	(1)	—	—	—	—	—	—		1	—
Provision	(1)	2	7	(2)	(1)	(5)	—		2	2
Ending balance	$91	$32	$41	$39	$18	$70	$—		$48	$339
Allowance for:
Loan losses	$17	$19	$7	$39	$14	$70	$—		$40	$206
Lending-related commitments	74	13	34	—	4	—	—		8	133
Individually evaluated for impairment:
Loan balance	$15	$3	$1	$—	$13	$—	$—		$9	$41
Allowance for loan losses	3	1	—	—	3	—	—		4	11
Collectively evaluated for impairment:
Loan balance	$1,529	$1,967	$3,724	$1,278	$9,368	$1,433	$17,334	(a)	$13,464	$50,097
Allowance for loan losses	14	18	7	39	11	70	—		36	195

(a)	Includes $1,487 million of domestic overdrafts, $15,146 million of margin loans and $701 million of other loans at Sept. 30, 2013.

Allowance for credit losses activity for the nine months ended Sept. 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$83	$41	$49	$37	$24	$54	$—	$56	$344
Charge-offs	(4)	—	—	—	(1)	(2)	—	(3)	(10)
Recoveries	1	—	—	—	—	2	—	—	3
Net (charge-offs) recoveries	(3)	—	—	—	(1)	—	—	(3)	(7)
Provision	(9)	6	(24)	(3)	(1)	(6)	—	(12)	(49)
Ending balance	$71	$47	$25	$34	$22	$48	$—	$41	$288

Allowance for credit losses activity for the nine months ended Sept. 30, 2013					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$104	$30	$36	$49	$30	$88	$2	$48	$387
Charge-offs	(3)	—	—	—	—	(7)	—	—	(10)
Recoveries	—	—	—	—	—	2	—	1	3
Net (charge-offs)	(3)	—	—	—	—	(5)	—	1	(7)
Provision	(10)	2	5	(10)	(12)	(13)	(2)	(1)	(41)
Ending balance	$91	$32	$41	$39	$18	$70	$—	$48	$339

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets	Sept. 30, 2014	Dec. 31, 2013
(in millions)
Nonperforming loans:
Other residential mortgages	$113	$117
Commercial	13	15
Wealth management loans and mortgages	13	11
Foreign	—	6
Commercial real estate	4	4
Total nonperforming loans	143	153
Other assets owned	4	3
Total nonperforming assets (a)	$147	$156

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $79 million at Sept. 30, 2014 and $16 million at Dec. 31, 2013. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At Sept. 30, 2014, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest
(in millions)	3Q14	2Q14	3Q13	YTD14	YTD13
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$1	$1	$1	$1
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$2	$2	$3	$5	$8

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	Sept. 30, 2014		June 30, 2014		Sept. 30, 2013
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$13	$—	$13	$—	$30	$—
Commercial real estate	3	—	2	—	2	—
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	7	—	8	—	10	—
Foreign	2	—	6	—	9	—
Total impaired loans with an allowance	25	—	29	—	51	—
Impaired loans without an allowance:
Commercial	—	—	—	—	4	—
Commercial real estate	1	—	1	—	7	—
Financial institutions	—	—	—	—	2	—
Wealth management loans and mortgages	2	—	2	—	4	—
Total impaired loans without an allowance (a)	3	—	3	—	17	—
Total impaired loans	$28	$—	$32	$—	$68	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	Sept. 30, 2014		Sept. 30, 2013
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$14	$—	$43	$1
Commercial real estate	2	—	6	—
Financial institutions	—	—	—	—
Wealth management loans and mortgages	8	—	18	—
Foreign	4	—	9	—
Total impaired loans with an allowance	28	—	76	1
Impaired loans without an allowance:
Commercial	—	—	2	—
Commercial real estate	1	—	7	—
Financial institutions	—	—	2	—
Wealth management loans and mortgages	2	—	4	—
Total impaired loans without an allowance (a)	3	—	15	—
Total impaired loans	$31	$—	$91	$1

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2014			Dec. 31, 2013
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$13	$13	$4	$15	$20	$2
Commercial real estate	2	3	1	2	4	1
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	7	8	1	9	9	3
Foreign	—	—	—	6	17	1
Total impaired loans with an allowance	22	24	6	32	50	7
Impaired loans without an allowance:
Commercial real estate	1	1	N/A	1	1	N/A
Wealth management loans and mortgages	2	2	N/A	3	3	N/A
Total impaired loans without an allowance (b)	3	3	N/A	4	4	N/A
Total impaired loans (c)	$25	$27	$6	$36	$54	$7

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both Sept. 30, 2014 and Dec. 31, 2013. The allowance for loan loss associated with these loans totaled less than $1 million at both Sept. 30, 2014 and Dec. 31, 2013.

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	Sept. 30, 2014				Dec. 31, 2013
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Financial institutions (a)	$—	$—	$312	$312	$37	$—	$—	$37
Other residential mortgages	20	3	3	26	32	6	6	44
Commercial real estate	6	—	—	6	22	2	—	24
Wealth management loans and mortgages	24	2	25	51	45	3	1	49
Total domestic	50	5	340	395	136	11	7	154
Foreign	—	—	—	—	—	—	—	—
Total past due loans	$50	$5	$340	$395	$136	$11	$7	$154

(a)
Past due loans at Sept. 30, 2014 include a loan to an asset manager, Sentinel Management Group, Inc. (“Sentinel”), which was reestablished as a fully collateralized performing loan in the first quarter of 2014.

In August 2007, BNY Mellon loaned $312 million to Sentinel Management Group, Inc. (“Sentinel”), secured by securities and cash.  Sentinel filed for bankruptcy in 2007, and BNY Mellon’s status as a secured lender is the subject of continuing litigation. In 2010, the district court ruled in favor of BNY Mellon, and the loan was repaid. An appellate court reversed the district court’s ruling on Aug. 26, 2013, and remanded to the district court for further proceedings. BNY Mellon held no loans to Sentinel at Dec. 31, 2013. On Jan. 22, 2014, the Bankruptcy Court, ordered that the funds distributed to BNY Mellon after the district court’s favorable decision be returned to the bankruptcy estate and held in a reserve earmarked for purposes of BNY Mellon’s claim until the district court issues its decision on the merits of the challenges to BNY Mellon’s lien. Accordingly, the loan was reestablished as a fully collateralized performing loan in the first quarter of 2014. Through

Sept. 30, 2014, accrued interest on the reestablished loan totaled $28 million. The ongoing litigation could result in a ruling adverse to BNY Mellon at some point in the future. For additional information on our legal proceedings related to this matter, see Note 18 of the Notes to Consolidated Financial Statements.

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

The following table presents TDRs that occurred in the third quarter of 2014, second quarter of 2014 and third quarter of 2013.

TDRs	3Q14			2Q14			3Q13
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	27	$4	$5	28	$5	$6	34	$8	$9
Wealth management loans and mortgages	—	—	—	1	—	—	—	—	—
Total TDRs	27	$4	$5	29	$5	$6	34	$8	$9

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Other residential mortgages

The modifications of the other residential mortgage loans in the third quarter of 2014, second quarter of 2014 and third quarter of 2013 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

Wealth management loans and mortgages

The modifications of the wealth management loans and mortgages in the second quarter of 2014 consisted of a change in payment terms and extensions of the maturity date. The difference between the book value of the loan and the estimated fair value of the collateral is included in the allowance for credit losses.

TDRs that subsequently defaulted

There were 10 residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the third quarter of 2014. The total recorded investment of these loans was $2 million.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Investment grade	$1,326	$1,323	$1,603	$1,444	$12,837	$12,598
Non-investment grade	232	324	800	566	1,737	1,761
Total	$1,558	$1,647	$2,403	$2,010	$14,574	$14,359

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2014	Dec. 31, 2013
Wealth management loans:
Investment grade	$5,396	$4,920
Non-investment grade	70	64
Wealth management mortgages	5,359	4,834
Total	$10,825	$9,818

BNY Mellon 89

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with an average loan-to-value ratio of 65% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2014.

At Sept. 30, 2014, the wealth management mortgage portfolio was comprised of the following geographic concentrations: California - 21%; New York - 21%; Massachusetts - 15%; Florida - 9%; and other - 34%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,262 million at Sept. 30, 2014 and $1,385 million at Dec. 31, 2013. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2014 are $366 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2014, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $6,301 million at Sept. 30, 2014 and $3,715 million at Dec. 31, 2013. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $17,548 million of secured margin loans on our balance sheet at Sept. 30, 2014 compared with $15,652 million at Dec. 31, 2013. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$9,473	$8,550	$50	$18,073
Acquisitions/dispositions	—	39	—	39
Foreign currency translation	(45)	(75)	—	(120)
Balance at Sept. 30, 2014	$9,428	$8,514	$50	$17,992

Goodwill by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2012	$9,440		$8,517	$118		$18,075
Dispositions	—		—	(69)		(69)
Foreign currency translation	(12)		13	1		2
Other (b)	17		—	—		17
Balance at Sept. 30, 2013	$9,445		$8,530	$50		$18,025

(a)	Includes the reclassification of goodwill associated with the Newton Private Clients business from Investment Management to the Other segment.

(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$2,065	$1,538	$849	$4,452
Amortization	(93)	(132)	—	(225)
Foreign currency translation	(7)	(5)	—	(12)
Balance at Sept. 30, 2014	$1,965	$1,401	$849	$4,215

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services		Other	(a)	Consolidated
Balance at Dec. 31, 2012	$2,220		$1,732		$857		$4,809
Disposition	—		(1)		(7)		(8)
Amortization	(113)		(147)	(b)	—		(260)
Foreign currency translation	—		1		(1)		—
Other (c)	(13)		(1)		—		(14)
Balance at Sept. 30, 2013	$2,094		$1,584		$849		$4,527

(a)	Includes the reclassification of intangible assets associated with the Newton Private Clients business from Investment Management to the Other segment.

(b)	Includes an $8 million intangible asset impairment recorded in the second quarter of 2013.

(c)	Other changes in intangible assets include purchase price adjustments and certain other reclassifications.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2014				Dec. 31, 2013
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$2,013	$(1,514)	$499	11 years	$594
Customer contracts—Investment Services	2,335	(1,316)	1,019	11 years	1,150
Other	82	(67)	15	4 years	16
Total subject to amortization	4,430	(2,897)	1,533	11 years	1,760
Not subject to amortization: (a)
Trade name	1,361	N/A	1,361	N/A	1,369
Customer relationships	1,321	N/A	1,321	N/A	1,323
Total not subject to amortization	2,682	N/A	2,682	N/A	2,692
Total intangible assets	$7,112	$(2,897)	$4,215	N/A	$4,452

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2014	$300
2015	269
2016	241
2017	216
2018	182

Note 7 - Other assets

Other assets	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Corporate/bank owned life insurance	$4,558	$4,482
Accounts receivable	4,032	3,616
Fails to deliver	3,311	864
Equity in joint venture and other investments (a)	2,792	3,220
Income taxes receivable	1,516	2,499
Software	1,326	1,251
Prepaid pension assets	1,299	1,209
Fair value of hedging derivatives	777	1,282
Prepaid expenses	401	451
Due from customers on acceptances	54	379
Other	1,457	1,313
Total other assets	$21,523	$20,566

(a)	Includes Federal Reserve Bank stock of $446 million and $441 million, respectively, at cost.

Certain seed capital and private equity investments valued using net asset value per share

In our Investment Management business, we manage investment assets, including equities, fixed income, money market and alternative investment funds for institutions and other investors. As part of that activity we make seed capital investments in certain funds. BNY Mellon also holds private equity investments, which consist of investments in private equity funds, mezzanine financings, small business investment companies (“SBICs”) and direct equity investments. Seed capital and private equity investments are included in other assets. Consistent with our policy to focus on our core activities, we continue to reduce our exposure to private equity investments that are not compliant with the Volcker Rule.

The fair value of certain of these investments has been estimated using the net asset value (“NAV”) per share of BNY Mellon’s ownership interest in the funds. The table below presents information about BNY Mellon’s investments in seed capital and private equity investments that have been valued using NAV.

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV
	Sept. 30, 2014				Dec. 31, 2013
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$335	$—	Daily-quarterly	0-180 days	$275	$23	Monthly-yearly	3-45 days
Private equity investments (b)(c)	31	52	N/A	N/A	86	31	N/A	N/A
Total	$366	$52			$361	$54

(a)	Other funds include various market neutral, leveraged loans, hedge funds, real estate and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

(c)	Includes investments and unfunded commitments related to SBICs of $16 million and $48 million, respectively, at Sept. 30, 2014 and $7 million and $20 million, respectively, at Dec. 31, 2013.
N/A - Not applicable.

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2014	June 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Interest revenue
Non-margin loans	$174	$176	$169	$519	$505
Margin loans	48	44	41	134	119
Securities:
Taxable	398	383	460	1,186	1,354
Exempt from federal income taxes	24	27	25	78	72
Total securities	422	410	485	1,264	1,426
Deposits with banks	58	77	70	208	209
Deposits with the Federal Reserve and other central banks	51	55	39	152	101
Federal funds sold and securities purchased under resale agreements	24	19	13	60	33
Trading assets	32	30	38	95	113
Total interest revenue	809	811	855	2,432	2,506
Interest expense
Deposits	24	24	26	70	83
Federal funds purchased and securities sold under repurchase agreements	(4)	(3)	(4)	(11)	(13)
Trading liabilities	6	7	9	21	29
Other borrowed funds	1	2	1	4	4
Commercial paper	1	—	—	1	—
Customer payables	2	2	2	6	6
Long-term debt	58	60	49	173	149
Total interest expense	88	92	83	264	258
Net interest revenue	$721	$719	$772	$2,168	$2,248

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)			Quarter ended
	Sept. 30, 2014			June 30, 2014			Sept. 30, 2013
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$14	$9	$1	$14	$9	$1	$16	$9	$1
Interest cost	45	11	3	45	11	3	43	10	2
Expected return on assets	(79)	(15)	(2)	(79)	(15)	(2)	(73)	(12)	(2)
Other	28	4	—	30	4	—	49	3	1
Net periodic benefit cost	$8	$9	$2	$10	$9	$2	$35	$10	$2

Net periodic benefit cost (credit)			Year-to-date
	Sept. 30, 2014			Sept. 30, 2013
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$42	$27	$3	$48	$27	$3
Interest cost	135	33	9	129	30	6
Expected return on assets	(237)	(45)	(6)	(219)	(36)	(6)
Other	86	12	—	142	11	3
Net periodic benefit cost	$26	$27	$6	$100	$32	$6

Note 10 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges on the income statement. Restructuring charges recorded in the second and third quarters of 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan.

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology, and operations. This charge was comprised of $125 million of severance costs. In the third quarter of 2014, we recorded a restructuring charge of $53 million primarily related to severance. The following table presents the activity in the reserve through Sept. 30, 2014.

Streamlining actions – restructuring reserve activity
(in millions)	Total
Original restructuring charge	$125
Utilization	(16)
Balance at June 30, 2014	109
Net additional charges	53
Utilization	(55)
Balance at Sept. 30, 2014	$107

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions – restructuring charge by business (in millions)	3Q14	2Q14	Total charges since inception
Investment Management	$7	$15	$22
Investment Services	23	76	99
Other segment (including Business Partners)	23	34	57
Total restructuring charge (recovery)	$53	$125	$178

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge was comprised of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. In the third quarter of 2014, we recorded a charge of $4 million. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through Sept. 30, 2014.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	95	(57)	38
Utilization	(129)	28	(101)
Balance at June 30, 2014	44	—	44
Net additional charge	4	—	4
Utilization	(12)	—	(12)
Balance at Sept. 30, 2014	$36	$—	$36

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	3Q14	2Q14
Investment Management	$(2)	$—	$50
Investment Services	4	(3)	86
Other segment (including Business Partners)	2	(2)	13
Total restructuring charge (recovery)	$4	$(5)	$149

Note 11 - Income taxes

The statutory federal income tax rate is reconciled to our effective income tax rate below:

Effective tax rate	Nine months ended
	Sept. 30, 2014	Sept. 30, 2013 (a)
Federal rate	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.2	3.0
Tax-exempt income	(2.5)	(2.8)
Foreign operations	(1.9)	(4.4)
Tax credits	(0.8)	(2.2)
Tax litigation	—	19.4
Leverage lease adjustment	(1.0)	(2.3)
Other – net	(1.4)	0.9
Effective tax rate	29.6%	46.6%

(a)
Results for the first nine months of 2013 were restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

The U.S. Tax Court ruling was finalized on Feb. 20, 2014. On March 5, 2014, BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 25, 2014, the government filed its response to our appeal. In addition to requesting that the denial of foreign tax credits be upheld, the government also requested a reversal of the interest deduction allowed by the Tax Court in the amended decision. If the interest deduction is ultimately disallowed, further income tax expense of approximately $100 million may be required. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Our total tax reserves as of Sept. 30, 2014 were $811 million compared with $829 million at June 30, 2014. If these tax reserves were unnecessary, $811 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2014 is accrued interest, where applicable, of $197 million. The additional tax benefit related to interest for the nine months ended Sept. 30, 2014 was $1 million compared with additional tax expense of $187 million for the nine months ended Sept. 30, 2013.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $204 million as a result of adjustments related to tax years that are still subject to examination.

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

Investments consolidated under ASC 810 and ASU 2009-17 at Sept. 30, 2014
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$415	$415
Trading assets	8,823	—	8,823
Other assets	739	—	739
Total assets	$9,562	$415	$9,977
Trading liabilities	$8,130	$—	$8,130
Other liabilities	10	354	364
Total liabilities	$8,140	$354	$8,494
Nonredeemable noncontrolling interests	$901	$—	$901

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2013
(in millions)	Investment Management funds	Securitizations	Total consolidated investments
Available-for-sale	$—	$487	$487
Trading assets	10,397	—	10,397
Other assets	875	—	875
Total assets	$11,272	$487	$11,759
Trading liabilities	$10,085	$—	$10,085
Other liabilities	46	438	484
Total liabilities	$10,131	$438	$10,569
Nonredeemable noncontrolling interests	$783	$—	$783

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
96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Non-consolidated VIEs at Sept. 30, 2014			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$183	$—	$183

Non-consolidated VIEs at Dec. 31, 2013			Maximum loss exposure
(in millions)	Assets	Liabilities
Other	$134	$—	$134

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Note 13 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at Sept. 30, 2014 and Dec. 31, 2013.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Total				15,826	15,826	$1,562	$1,562

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

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

On Sept. 22, 2014, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in September 2014 to holders of record as of the close of business on Sept. 5, 2014:

•
$1,044.44 per share on the Series A Preferred Stock (equivalent to $10.4444 per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A Preferred Stock); and

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock).

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

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	Sept. 30, 2014			June 30, 2014			Sept. 30, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(505)	$(84)	$(589)	$49	$28	$77	$295	$90	$385
Total foreign currency translation	(505)	(84)	(589)	49	28	77	295	90	385
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(18)	22	4	287	(77)	210	(112)	40	(72)
Reclassification adjustment (a)	(20)	7	(13)	(18)	4	(14)	(10)	8	(2)
Net unrealized gain (loss) on assets available-for-sale	(38)	29	(9)	269	(73)	196	(122)	48	(74)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	31	(12)	19	31	(14)	17	52	(21)	31
Total defined benefit plans	31	(12)	19	31	(14)	17	52	(21)	31
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	15	(6)	9	(3)	(3)	(6)	(57)	25	(32)
Reclassification adjustment (a)	(31)	10	(21)	1	3	4	74	(30)	44
Net unrealized gain (loss) on cash flow hedges	(16)	4	(12)	(2)	—	(2)	17	(5)	12
Total other comprehensive income (loss)	$(528)	$(63)	$(591)	$347	$(59)	$288	$242	$112	$354

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

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)
	Year-to-date
	Sept. 30, 2014			Sept. 30, 2013
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(432)	$(43)	$(475)	$57	$24	$81
Total foreign currency translation	(432)	(43)	(475)	57	24	81
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	519	(143)	376	(1,336)	522	(814)
Reclassification adjustment (a)	(60)	20	(40)	(90)	41	(49)
Net unrealized gain (loss) on assets available-for-sale	459	(123)	336	(1,426)	563	(863)
Defined benefit plans:
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	92	(37)	55	171	(66)	105
Total defined benefit plans	92	(37)	55	171	(66)	105
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	18	(9)	9	127	(51)	76
Reclassification adjustment (a)	(34)	12	(22)	(123)	51	(72)
Net unrealized gain (loss) on cash flow hedges	(16)	3	(13)	4	—	4
Total other comprehensive income (loss)	$103	$(200)	$(97)	$(1,194)	$521	$(673)

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

BNY Mellon 99

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

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

There were no material transfers between Level 1 and Level 2 during the third quarter of 2014.

Assets measured at fair value on a recurring basis at Sept. 30, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$21,101	$—	$—	$—	$21,101
U.S. Government agencies	—	361	—	—	361
Sovereign debt	79	15,626	—	—	15,705
State and political subdivisions (b)	—	5,393	11	—	5,404
Agency RMBS	—	30,208	—	—	30,208
Non-agency RMBS	—	1,005	—	—	1,005
Other RMBS	—	1,859	—	—	1,859
Commercial MBS	—	2,024	—	—	2,024
Agency commercial MBS	—	2,887	—	—	2,887
Asset-backed CLOs	—	1,996	—	—	1,996
Other asset-backed securities	—	3,025	—	—	3,025
Equity securities	97	—	—	—	97
Money market funds (b)	789	—	—	—	789
Corporate bonds	—	1,670	—	—	1,670
Other debt securities	—	2,030	—	—	2,030
Foreign covered bonds	2,266	683	—	—	2,949
Non-agency RMBS (c)	—	2,449	—	—	2,449
Total available-for-sale securities	24,332	71,216	11	—	95,559
Trading assets:
Debt and equity instruments (b)	3,137	3,267	—	—	6,404
Derivative assets not designated as hedging:
Interest rate	3	15,570	18	(13,269)	2,322
Foreign exchange	—	6,348	—	(3,708)	2,640
Equity	120	285	6	(164)	247
Total derivative assets not designated as hedging	123	22,203	24	(17,141)	5,209
Total trading assets	3,260	25,470	24	(17,141)	11,613
Other assets:
Derivative assets designated as hedging:
Interest rate	—	573	—	—	573
Foreign exchange	—	204	—	—	204
Total derivative assets designated as hedging	—	777	—	—	777
Other assets (d)	223	771	79	—	1,073
Total other assets	223	1,548	79	—	1,850
Subtotal assets of operations at fair value	27,815	98,234	114	(17,141)	109,022
Percentage of assets prior to netting	22%	78%	—%
Assets of consolidated investment management funds:
Trading assets	115	8,708	—	—	8,823
Other assets	578	161	—	—	739
Total assets of consolidated investment management funds	693	8,869	—	—	9,562
Total assets	$28,508	$107,103	$114	$(17,141)	$118,584
Percentage of assets prior to netting	21%	79%	—%

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$1,160	$318	$—	$—	$1,478
Derivative liabilities not designated as hedging:
Interest rate	10	16,084	23	(13,450)	2,667
Foreign exchange	—	6,180	—	(3,003)	3,177
Equity and other contracts	56	535	3	(182)	412
Total derivative liabilities not designated as hedging	66	22,799	26	(16,635)	6,256
Total trading liabilities	1,226	23,117	26	(16,635)	7,734
Long-term debt (b)	—	337	—	—	337
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	178	—	—	178
Foreign exchange	—	57	—	—	57
Total other liabilities - derivative liabilities designated as hedging	—	235	—	—	235
Subtotal liabilities of operations at fair value	1,226	23,689	26	(16,635)	8,306
Percentage of liabilities prior to netting	5%	95%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	8,130	—	—	8,130
Other liabilities	1	9	—	—	10
Total liabilities of consolidated investment management funds	1	8,139	—	—	8,140
Total liabilities	$1,227	$31,828	$26	$(16,635)	$16,446
Percentage of liabilities prior to netting	4%	96%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	Sept. 30, 2014					Dec. 31, 2013
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$80	—%	—%	—%	100%	$90	—%	—%	41%	59%
2006	152	—	—	—	100	156	—	—	—	100
2005	297	—	22	19	59	330	—	24	16	60
2004 and earlier	476	3	5	29	63	566	3	6	30	61
Total non-agency RMBS	$1,005	1%	9%	19%	71%	$1,142	1%	10%	23%	66%
Commercial MBS - Domestic, originated in:
2009-2014	$584	84%	16%	—%	—%	$466	81%	19%	—%	—%
2008	21	100	—	—	—	22	59	41	—	—
2007	366	66	20	14	—	457	69	20	11	—
2006	620	83	17	—	—	683	84	16	—	—
2005	341	100	—	—	—	486	100	—	—	—
2004 and earlier	16	100	—	—	—	153	93	7	—	—
Total commercial MBS - Domestic	$1,948	83%	14%	3%	—%	$2,267	84%	14%	2%	—%
Foreign covered bonds:
Canada	$1,337	100%	—%	—%	—%	$851	100%	—%	—%	—%
United Kingdom	665	100	—	—	—	803	100	—	—	—
Netherlands	254	100	—	—	—	298	100	—	—	—
Other	693	100	—	—	—	919	100	—	—	—
Total foreign covered bonds	$2,949	100%	—%	—%	—%	$2,871	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,450	84%	16%	—%	—%	$1,668	79%	21%	—%	—%
Netherlands	319	100	—	—	—	434	100	—	—	—
Ireland	152	—	—	—	100	165	10	—	—	90
Italy	—	—	—	—	—	104	—	100	—	—
Other	31	91	1	—	8	42	89	5	—	6
Total European floating rate notes - available-for-sale	$1,952	80%	12%	—%	8%	$2,413	75%	19%	—%	6%
Sovereign debt:
United Kingdom	$5,077	100%	—%	—%	—%	$4,709	100%	—%	—%	—%
France	3,856	100	—	—	—	1,568	100	—	—	—
Netherlands	1,783	100	—	—	—	2,105	100	—	—	—
Germany	1,582	100	—	—	—	2,182	100	—	—	—
Spain	917	—	—	100	—	137	—	—	100	—
Italy	906	—	—	100	—	171	—	—	100	—
Ireland	283	—	—	100	—	—	—	—	—	—
Other	1,301	90	2	8	—	482	100	—	—	—
Total sovereign debt	$15,705	86%	—%	14%	—%	$11,354	97%	—%	3%	—%
Non-agency RMBS (b), originated in:
2007	$751	—%	—%	—%	100%	$812	—%	—%	—%	100%
2006	701	—	—	1	99	780	—	—	1	99
2005	772	—	3	1	96	854	—	3	—	97
2004 and earlier	225	—	4	10	86	249	—	4	16	80
Total non-agency RMBS (b)	$2,449	—%	1%	2%	97%	$2,695	—%	1%	2%	97%

(a)
At Sept. 30, 2014 and Dec. 31, 2013, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the three and nine months ended Sept. 30, 2014 and 2013 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2014
	Available-for-sale securities		Trading assets						Total assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at June 30, 2014	$11		$1		$22		$98		$132
Transfers out of Level 3	—		—		(10)		—		(10)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	13	(c)	(10)	(d)	3
Sales and settlements:
Sales	—		—		—		(9)		(9)
Settlements	—		(1)		(1)		—		(2)
Fair value at Sept. 30, 2014	$11		$—		$24		$79		$114
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$16		$—		$16

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2014	$51		$51
Transfers out of Level 3	(2)		(2)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(23)	(b)	(23)
Fair value at Sept. 30, 2014	$26		$26
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(12)		$(12)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at June 30, 2013	$52		$2		$42		$113		$209	$44
Transfers out of Level 3	—		—		(14)		—		(14)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	(1)	(b)	1	(c)	(2)	(c)	(2)	(d)	(4)	2	(e)
Sales	—		—		—		(10)		(10)	(46)
Fair value at Sept. 30, 2013	$51		$3		$26		$101		$181	$—
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(2)		$—		$(2)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2013	$117		$117
Transfers out of Level 3	(13)		(13)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(5)	(b)	(5)
Settlements	(7)		(7)
Fair value at Sept. 30, 2013	$92		$92
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(1)		$(1)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2014
	Available-for-sale securities		Trading assets						Total assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2013	$11		$1		$22		$105		$139
Transfers out of Level 3	—		—		(12)		—		(12)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	15	(c)	(5)	(d)	10
Purchases, sales and settlements:
Purchases	—		—		—		14		14
Sales	—		—		—		(35)		(35)
Settlements	—		(1)		(1)		—		(2)
Fair value at Sept. 30, 2014	$11		$—		$24		$79		$114
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$19		$—		$19

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2013	$75		$75
Transfers out of Level 3	(39)		(39)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(13)	(b)	(13)
Purchases	3		3
Fair value at Sept 30, 2014	$26		$26
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1		$1

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2013
	Available-for-sale securities		Trading assets							Assets of consolidated investment management funds
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets of operations
Fair value at Dec. 31, 2012	$45		$48		$58		$120		$271	$44
Transfers out of Level 3	—		—		(19)		—		(19)	—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	6	(b)	4	(c)	(13)	(c)	(2)	(d)	(5)	2	(e)
Purchases and sales:
Purchases	—		—		—		3		3	—
Sales	—		(49)		—		(20)		(69)	(46)
Fair value at Sept. 30, 2013	$51		$3		$26		$101		$181	$—
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(13)		$—		$(13)	$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

(e)	Reported in income from consolidated investment management funds.

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept 30, 2013
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2012	$224		$224
Transfers out of Level 3	(17)		(17)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(110)	(b)	(110)
Settlements	(5)		(5)
Fair value at Sept 30, 2013	$92		$92
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$27		$27

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of Sept. 30, 2014 and Dec. 31, 2013, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2014 and Dec. 31, 2013.

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$114	$5	$119
Other assets (b)	—	10	—	10
Total assets at fair value on a nonrecurring basis	$—	$124	$5	$129

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2013				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$128	$9	$137
Other assets (b)	—	15	—	15
Total assets at fair value on a nonrecurring basis	$—	$143	$9	$152

(a)
During the quarters ended Sept. 30, 2014 and Dec. 31, 2013, the fair value of these loans decreased less than $1 million and $1 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or market value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at Sept. 30, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	4%
Trading assets:
Derivative assets:
Interest rate contracts:
Structured foreign exchange swaptions	18	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-18%
Equity:
Equity options	6	Option pricing model (a)	Long-term equity volatility	21%-25%
Measured on a nonrecurring basis:
Loans	5	Discounted cash flows	Timing of sale	0-12 months
			Cap rate	8%
			Cost to complete/sell	0%-40%

BNY Mellon 111

Notes to Consolidated Financial Statements (continued)

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at Sept. 30, 2014	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities:
Derivative liabilities:
Interest rate contracts:
Structured foreign exchange swaptions	$23	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-18%
Equity:
Equity options	3	Option pricing model (a)	Long-term equity volatility	21%-22%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements in our 2013 Annual Report. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The assumptions used at Sept. 30, 2014 and Dec. 31, 2013 include discount rates ranging principally from 0.56% to 3.74%. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Borrowings

Borrowings primarily consist of overdrafts of subcustodian account balances in our Investment Services businesses, commercial paper and accrued interest payable. The estimated fair value of overdrafts of subcustodian account balances in our Investment Services businesses is considered to equal book value as a result of the short duration of the overdrafts and is included as Level 2 within the valuation hierarchy. Overdrafts are typically repaid within two days. The estimated fair value of our commercial paper is based on discount and duration of the commercial paper. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment. Our commercial paper is included in Level 2 of the valuation hierarchy. Accrued interest payable is generally short-term. As a result, book value is considered to equal fair value. Accrued interest payable is included as Level 2 within the valuation hierarchy.

Long-term debt

The estimated fair value of long-term debt is based on current rates for instruments of the same remaining

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

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

Summary of financial instruments	Sept. 30, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$92,317	$—	$92,317	$92,317
Interest-bearing deposits with banks	—	30,354	—	30,354	30,341
Federal funds sold and securities purchased under resale agreements	—	17,375	—	17,375	17,375
Securities held-to-maturity	4,149	16,018	—	20,167	20,137
Loans	—	55,242	—	55,242	55,164
Other financial assets	6,410	1,081	—	7,491	7,491
Total	$10,559	$212,387	$—	$222,946	$222,825
Liabilities:
Noninterest-bearing deposits	$—	$101,105	$—	$101,105	$101,105
Interest-bearing deposits	—	162,737	—	162,737	163,791
Federal funds purchased and securities sold under repurchase agreements	—	9,687	—	9,687	9,687
Payables to customers and broker-dealers	—	20,155	—	20,155	20,155
Borrowings	—	986	—	986	986
Long-term debt	—	21,669	—	21,669	21,246
Total	$—	$316,339	$—	$316,339	$316,970

Summary of financial instruments	Dec. 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$104,359	$—	$104,359	$104,359
Interest-bearing deposits with banks	—	35,323	—	35,323	35,300
Federal funds sold and securities purchased under resale agreements	—	9,161	—	9,161	9,161
Securities held-to-maturity	3,268	16,175	—	19,443	19,743
Loans	—	49,316	—	49,316	49,180
Other financial assets	6,460	1,141	—	7,601	7,601
Total	$9,728	$215,475	$—	$225,203	$225,344
Liabilities:
Noninterest-bearing deposits	$—	$95,475	$—	$95,475	$95,475
Interest-bearing deposits	—	165,253	—	165,253	165,654
Federal funds purchased and securities sold under repurchase agreements	—	9,648	—	9,648	9,648
Payables to customers and broker-dealers	—	15,707	—	15,707	15,707
Borrowings	—	919	—	919	919
Long-term debt	—	19,965	—	19,965	19,543
Total	$—	$306,967	$—	$306,967	$306,946
114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
Sept. 30, 2014
Interest-bearing deposits with banks	$292	$292	$20	$—
Securities available-for-sale	6,772	6,971	227	(129)
Long-term debt	17,534	17,300	344	(49)
Dec. 31, 2013
Interest-bearing deposits with banks	$1,396	$1,396	$30	$(19)
Securities available-for-sale	5,914	6,647	721	(95)
Long-term debt	15,036	14,755	483	(72)

Note 16 - Fair value option

ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	Sept. 30, 2014	Dec. 31, 2013
Assets of consolidated investment management funds:
Trading assets	$8,823	$10,397
Other assets	739	875
Total assets of consolidated investment management funds	$9,562	$11,272
Liabilities of consolidated investment management funds:
Trading liabilities	$8,130	$10,085
Other liabilities	10	46
Total liabilities of consolidated investment management funds	$8,140	$10,131

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

We have elected the fair value option on $240 million of long-term debt in connection with ASC 810. The fair value of this long-term debt was $337 million at Sept. 30, 2014 and $321 million at Dec. 31, 2013. The long-term debt is valued using observable market inputs and is included in Level 2 of the ASC 820 hierarchy.

The following table presents the changes in fair value of the long-term debt included in foreign exchange and other trading revenue in the consolidated income statement.

Foreign exchange and other trading revenue
	Quarter ended		Year-to-date
(in millions)	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Changes in the fair value of long-term debt (a)	$1	$(2)	$(16)	$19

(a)	The change in fair value of the long-term debt is approximately offset by an economic hedge included in foreign exchange and other trading revenue.

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

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

agreements and collateral arrangements to minimize the credit risk of derivative financial instruments. We enter into offsetting positions to reduce exposure to foreign currency, interest rate and equity price risk.

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Counterparty default losses were $7.6 million in the third quarter of 2014 and $1.2 million in the third quarter of 2013.

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2014, $6.8 billion face amount of securities were hedged with interest rate swaps that had notional values of $7.0 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2014, $17.3 billion par value of debt was hedged with interest rate swaps that had notional values of $17.3 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2014, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $264 million (notional), with a pre-tax loss of $9 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to Australian Dollar, Euro and Swiss Franc with respect to interest-bearing deposits with banks and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the deposits with banks. As of Sept. 30, 2014, the hedged interest-bearing deposits with banks and their designated forward foreign exchange contract hedges were $442 million (notional), with a pre-tax loss of less than $1 million recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next nine months.

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

116 BNY Mellon

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

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2014	Sept. 30, 2013
Fair value hedges of securities	$(7.7)	$10.4
Fair value hedges of deposits and long-term debt	(12.0)	3.8
Cash flow hedges	0.1	(0.1)
Other (a)	(0.1)	0.1
Total	$(19.7)	$14.2

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2014 and Dec. 31, 2013.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013	Sept. 30, 2014	Dec. 31, 2013
Derivatives designated as hedging instruments (a):
Interest rate contracts	$24,271	$21,402	$573	$1,206	$178	$167
Foreign exchange contracts	7,255	7,382	204	76	57	336
Total derivatives designated as hedging instruments			$777	$1,282	$235	$503
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$836,009	$767,341	$15,591	$14,712	$16,117	$15,212
Foreign exchange contracts	566,093	420,142	6,348	3,610	6,180	3,536
Equity contracts	15,343	24,123	411	684	594	1,003
Credit contracts	—	101	—	—	—	—
Total derivatives not designated as hedging instruments			$22,350	$19,006	$22,891	$19,751
Total derivatives fair value (c)			$23,127	$20,288	$23,126	$20,254
Effect of master netting agreements (d)			(17,141)	(15,806)	(16,635)	(14,421)
Fair value after effect of master netting agreements			$5,986	$4,482	$6,491	$5,833

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $1,122 million and $616 million, respectively, at Sept. 30, 2014, and $1,841 million and $456 million, respectively, at Dec. 31, 2013.

At Sept. 30, 2014, $600 billion (notional) of interest rate contracts will mature within one year, $134 billion between one and five years, and $126 billion after five years. At Sept. 30, 2014, $550 billion (notional) of foreign exchange contracts will mature within one year, $15 billion between one and five years, and $8 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		3Q14	2Q14	3Q13		3Q14	2Q14	3Q13
Interest rate contracts	Net interest revenue	$(200)	$(109)	$143	Net interest revenue	$195	$102	$(137)

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q14	2Q14	3Q13		3Q14	2Q14	3Q13		3Q14	2Q14	3Q13
FX contracts	$—	$(1)	$4	Net interest revenue	$(1)	$—	$(5)	Net interest revenue	$—	$—	$—
FX contracts	(5)	—	(5)	Other revenue	1	1	(1)	Other revenue	0.2	(0.2)	(0.2)
FX contracts	29	(6)	(67)	Trading revenue	29	(6)	(67)	Trading revenue	—	—	—
FX contracts	(8)	3	11	Salary expense	2	4	(1)	Salary expense	—	—	—
Total	$16	$(4)	$(57)		$31	$(1)	$(74)		$0.2	$(0.2)	$(0.2)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q14	2Q14	3Q13		3Q14	2Q14	3Q13		3Q14	2Q14	3Q13
FX contracts	$308	$(129)	$(192)	Net interest revenue	$—	$(1)	$2	Other revenue	$(0.2)	$0.2	$—

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Nine months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Nine months ended
		Sept. 30, 2014	Sept. 30, 2013		Sept. 30, 2014	Sept. 30, 2013
Interest rate contracts	Net interest revenue	$(594)	$388	Net interest revenue	$574	$(374)

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2014	Sept. 30, 2013		Sept. 30, 2014	Sept. 30, 2013		Sept. 30, 2014	Sept. 30, 2013
FX contracts	$(2)	$(23)	Net interest revenue	$(2)	$(24)	Net interest revenue	$—	$—
FX contracts	(2)	(4)	Other revenue	2	(1)	Other revenue	0.1	(0.1)
FX contracts	26	150	Trading revenue	26	150	Trading revenue	—	—
FX contracts	(4)	4	Salary expense	8	(2)	Salary expense	—	—
Total	$18	$127		$34	$123		$0.1	$(0.1)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2014	Sept. 30, 2013		Sept. 30, 2014	Sept. 30, 2013		Sept. 30, 2014	Sept. 30, 2013
FX contracts	$163	$13	Net interest revenue	$(1)	$2	Other revenue	$(0.1)	$0.1

118 BNY Mellon

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue				Year-to-date
(in millions)	3Q14	2Q14	3Q13	2014	2013
Foreign exchange	$154	$129	$154	$413	$482
Other trading revenue (loss):
Fixed income	2	(1)	(2)	2	18
Equity/other	(3)	2	8	4	28
Total other trading revenue (loss)	(1)	1	6	6	46
Total foreign exchange and other trading revenue	$153	$130	$160	$419	$528

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

BNY Mellon 119

Notes to Consolidated Financial Statements (continued)

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2014 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$53	million
Baa2/BBB	$960	million
Ba1/BB+	$2,643	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2014, existing collateral arrangements would have required us to have posted an additional $470 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

Offsetting of financial assets and derivative assets at Sept. 30, 2014

	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$14,761	$13,269		$1,492	$395	$—	$1,097
Foreign exchange contracts	4,732	3,708		1,024	151	—	873
Equity contracts	331	164		167	5	—	162
Total derivatives subject to netting arrangements	19,824	17,141		2,683	551	—	2,132
Total derivatives not subject to netting arrangements	3,303	—		3,303	—	—	3,303
Total derivatives	23,127	17,141		5,986	551	—	5,435
Reverse repurchase agreements	9,973	1,168	(b)	8,805	8,802	—	3
Securities borrowing	8,553	—		8,553	8,239	—	314
Total	$41,653	$18,309		$23,344	$17,592	$—	$5,752

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

120 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of financial assets and derivative assets at Dec. 31, 2013

	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$14,798	$13,231		$1,567	$599	$—	$968
Foreign exchange contracts	2,778	2,294		484	18	—	466
Equity contracts	607	281		326	3	—	323
Total derivatives subject to netting arrangements	18,183	15,806		2,377	620	—	1,757
Total derivatives not subject to netting arrangements	2,105	—		2,105	—	—	2,105
Total derivatives	20,288	15,806		4,482	620	—	3,862
Reverse repurchase agreements	5,511	1,096	(b)	4,415	4,413	—	2
Securities borrowing	4,669	—		4,669	4,555	—	114
Total	$30,468	$16,902		$13,566	$9,588	$—	$3,978

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

Offsetting of financial liabilities and derivative liabilities at Sept. 30, 2014

	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$15,688	$13,450		$2,238	$1,842	$—	$396
Foreign exchange contracts	4,174	3,003		1,171	372	—	799
Equity contracts	502	182		320	250	—	70
Total derivatives subject to netting arrangements	20,364	16,635		3,729	2,464	—	1,265
Total derivatives not subject to netting arrangements	2,762	—		2,762	—	—	2,762
Total derivatives	23,126	16,635		6,491	2,464	—	4,027
Repurchase agreements	8,024	1,168	(b)	6,856	6,849	—	7
Securities lending	2,658	—		2,658	2,547	—	111
Total	$33,808	$17,803		$16,005	$11,860	$—	$4,145

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

BNY Mellon 121

Notes to Consolidated Financial Statements (continued)

Offsetting of financial liabilities and derivative liabilities at Dec. 31, 2013

	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$14,914	$12,429		$2,485	$1,686	$—	$799
Foreign exchange contracts	2,292	1,711		581	382	—	199
Equity contracts	800	281		519	269	—	250
Total derivatives subject to netting arrangements	18,006	14,421		3,585	2,337	—	1,248
Total derivatives not subject to netting arrangements	2,248	—		2,248	—	—	2,248
Total derivatives	20,254	14,421		5,833	2,337	—	3,496
Repurchase agreements	8,581	1,096	(b)	7,485	7,482	—	3
Securities lending	1,947	—		1,947	1,884	—	63
Total	$30,782	$15,517		$15,265	$11,703	$—	$3,562

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

Financial institutions portfolio exposure (in billions)	Sept. 30, 2014
	Loans	Unfunded commitments	Total exposure
Banks	$9.0	$1.6	$10.6
Asset managers	1.5	4.6	6.1
Securities industry	3.6	1.3	4.9
Insurance	0.1	4.0	4.1
Government	—	3.0	3.0
Other	0.4	1.0	1.4
Total	$14.6	$15.5	$30.1

Commercial portfolio exposure (in billions)	Sept. 30, 2014
	Loans	Unfunded commitments	Total exposure
Services and other	$0.7	$5.8	$6.5
Energy and utilities	0.4	5.7	6.1
Manufacturing	0.3	5.6	5.9
Media and telecom	0.1	1.6	1.7
Total	$1.5	$18.7	$20.2

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

122 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	Sept. 30,	Dec. 31,
(in millions)	2014	2013
Lending commitments (a)	$32,961	$34,039
Standby letters of credit (b)	5,862	6,721
Commercial letters of credit	339	310
Securities lending indemnifications (c)	299,304	244,382

(a)	There were no participations at Sept. 30, 2014. Net of participations totaling $6 million at Dec. 31, 2013.

(b)	Net of participations totaling $773 million at Sept. 30, 2014 and $720 million at Dec. 31, 2013.

(c)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $65 billion at Sept. 30, 2014 and $60 billion at Dec. 31, 2013.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $9.5 billion in less than one year, $23.3 billion in one to five years and $151 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $642 million and $418 million at Sept. 30, 2014 and Dec. 31, 2013, respectively. At Sept. 30, 2014, $3.3 billion of the SBLCs will expire within one year and $2.6 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by ASC 460 Guarantees, the fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $97 million at Sept. 30, 2014 and $134 million at Dec. 31, 2013.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	Sept. 30,	Dec. 31,
	2014	2013
Investment grade	90%	86%
Non-investment grade	10%	14%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $339 million at Sept. 30, 2014 compared with $310 million at Dec. 31, 2013.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be

BNY Mellon 123

Notes to Consolidated Financial Statements (continued)

undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $310 billion at Sept. 30, 2014 and $252 billion at Dec. 31, 2013.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At Sept. 30, 2014 and Dec. 31, 2013, $65 billion and $60 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $67 billion and $64 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Clearing and settlement exchanges

We are a minority equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At Sept. 30, 2014 and Dec. 31, 2013, we

124 BNY Mellon

Notes to Consolidated Financial Statements (continued)

have not recorded any material liabilities under these arrangements.

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

For certain of those matters described herein for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $940 million in excess of the accrued liability (if any) related to those matters.

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

BNY Mellon 125

Notes to Consolidated Financial Statements (continued)

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

In addition, on Oct. 4, 2011, the New York Attorney General’s Office, the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims, and certain plaintiffs have since filed a notice of appeal. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and

1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several public pension funds in the state of California purported to intervene in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs refiled their claims and, on May 1, 2014, the court again dismissed the California False Claims Act claims, along with certain other claims. Plaintiffs sought leave to file an amended complaint that would reassert some of those claims, but the court denied their motion.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011, 2012 and 2014. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims, and one of the plaintiffs has appealed. All of the pending lawsuits are currently in discovery. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

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

126 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

Matters Related to R. Allen Stanford
As previously disclosed, in late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have four pending lawsuits against Pershing in Texas. In addition, alleged purchasers have filed nearly forty FINRA arbitration claims against Pershing in Texas, Florida, Louisiana, Mississippi, Tennessee, Arkansas, North

Carolina and Georgia. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme, and assert contractual, statutory and common law claims. The FINRA arbitration hearings began in the fourth quarter of 2014 and are scheduled to continue through the first quarter of 2016.

UK Financial Conduct Authority Matter
As previously disclosed, The UK Financial Conduct Authority (the “FCA”) is conducting an investigation into compliance by BNY Mellon, London Branch and BNY Mellon (International) Limited (the “firms”) with the FCA’s Client Assets Sourcebook, which sets out the regime in the UK for the protection of client interests.  The firms are in the process of responding to information requests from the FCA.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed properly to perform alleged duties, including alleged duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments.

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

Business results are subject to reclassification when organizational changes are made or whenever

BNY Mellon 127

Notes to Consolidated Financial Statements (continued)

improvements are made in the measurement principles.

Results for the three and nine months ended Sept. 30, 2013 have been restated to reflect the impact of the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects

(ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

128 BNY Mellon

Notes to Consolidated Financial Statements (continued)

securities portfolio restructured in 2009 has been included in the results of the businesses.

•	M&I expense is a corporate level item and is recorded in the Other segment.

•
Restructuring charges recorded in the second and third quarters of 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$934	(a)	$2,005	$928	$3,867	(a)
Net interest revenue	69		583	69	721
Total revenue	1,003	(a)	2,588	997	4,588	(a)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	758		1,879	331	2,968
Income before taxes	$245	(a)	$709	$685	$1,639	(a)
Pre-tax operating margin (b)	24%		27%	N/M	36%
Average assets	$36,670		$266,455	$77,284	$380,409

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $39 million, net of noncontrolling interests of $23 million, for a net impact of $16 million. Income before taxes is net of noncontrolling interests of $23 million.

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

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $46 million, net of noncontrolling interests of $17 million, for a net impact of $29 million. Income before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 129

Notes to Consolidated Financial Statements (continued)

For the quarter ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$882	(b)	$1,949	$172	$3,003	(b)
Net interest revenue	67		619	86	772
Total revenue (a)	949	(b)	2,568	258	3,775	(b)
Provision for credit losses	—		—	2	2
Noninterest expense	724		1,811	244	2,779
Income before taxes (a)	$225	(b)	$757	$12	$994	(b)
Pre-tax operating margin (a)(c)	24%		29%	N/M	26%
Average assets	$38,690		$246,252	$56,808	$341,750

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $32 million, net of noncontrolling interests of $8 million, for a net impact of $24 million. Income before taxes is net of noncontrolling interests of $8 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,804	(a)	$5,812	$1,159	$9,775	(a)
Net interest revenue	205		1,766	197	2,168
Total revenue	3,009	(a)	7,578	1,356	11,943	(a)
Provision for credit losses	—		—	(49)	(49)
Noninterest expense	2,347		5,569	737	8,653
Income before taxes	$662	(a)	$2,009	$668	$3,339	(a)
Pre-tax operating margin (b)	22%		26%	N/M	28%
Average assets	$37,951		$263,078	$67,268	$368,297

(a)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $121 million, net of noncontrolling interests of $60 million, for a net impact of $61 million. Income before taxes is net of noncontrolling interests of $60 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2013 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue (a)	$2,675	(b)	$5,780	$671	$9,126	(b)
Net interest revenue	192		1,905	151	2,248
Total revenue (a)	2,867	(b)	7,685	822	11,374	(b)
Provision for credit losses	—		1	(42)	(41)
Noninterest expense	2,165		5,533	731	8,429
Income before taxes (a)	$702	(b)	$2,151	$133	$2,986	(b)
Pre-tax operating margin (a)(c)	24%		27%	N/M	26%
Average assets	$38,462		$243,769	$55,420	$337,651

(a)
Consolidated results and Other segment results have been restated to reflect the retrospective application of adopting new accounting guidance in the first quarter of 2014 related to our investments in qualified affordable housing projects (ASU 2014-01). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Both total fee and other revenue and total revenue include income from consolidated investment management funds of $147 million, net of noncontrolling interests of $63 million, for a net impact of $84 million. Income before taxes is net of noncontrolling interests of $63 million.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

130 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2014	2013
Transfers from loans to other assets for other real estate owned (“OREO”)	$3	$3
Change in assets of consolidated VIEs	1,710	210
Change in liabilities of consolidated VIEs	1,991	277
Change in noncontrolling interests of consolidated VIEs	118	12

BNY Mellon 131

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

132 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon and our long-term goals and strategies. In addition, these forward-looking statements relate to expectations regarding: our capital ratios; the acquisition of Cutwater Asset Management; the impact of repositioning the BNY Mellon Markets Groups; satisfying the requirements of the SLR and LCR and the impact to our businesses; the financial impact of the tax carryback claim and associated interest; the impact of the net maturities of high margin structured debt securitizations on our total annual revenue; our foreign exchange revenues and the impact of enhancements in our foreign exchange trading and execution capabilities; our plans to reduce our interbank placement assets and increase our securities portfolio inventory of high quality liquid assets and impact on net interest revenue; the rate of expense growth; elevated levels of legal and litigation costs; our effective tax rate; the impact of seasonality on our businesses; estimations of the impact of market value changes on our fee revenue and earnings per share; estimated new business wins in AUC/A; the impact of globalization and a changing regulatory environment on the demand for our products and services; our tri-party repo business; our appearance as the named plaintiff in legal actions brought by servicers in foreclosure and other related proceedings; the impact of the situation in Russia; overdraft exposure with respect to Irish-domiciled investment funds; assumptions with respect to residential mortgage-backed securities; the expected impact of actions on our investment securities portfolio in the event of a rise in interest rates; effects of changes in projected loss severities and default rates on impairment charges; the impact of significant changes in ratings classifications for our investment securities portfolio; goals with respect to our commercial portfolio; our credit strategies; our airline lease customers; the impact of an update to our methodologies utilized in our probable loss model; the impact on our allowance for loan losses of changes in assigned credit ratings; efforts to partially convert tri party repo trades from uncommitted to committed credit; our goals with respect to our liquidity cushion, diversity of funding sources, liquidity ratios, a liquid asset buffer, and the levels and sources of wholesale funds; the potential uses of liquidity; the impact of a reduction in our Investment Services businesses; our liquidity policy; our access to capital markets; the impact of a change in rating agencies’ assumptions on ratings of the

Parent, The Bank of New York Mellon and BNY Mellon, N.A.; capital, including actions with regard to outstanding securities; our 2014 capital plan, including share repurchases; the impact of model approval on capital ratios; the impact of external losses on the operational loss risk model; the effects of changes in risk-weighted assets/quarterly average assets or changes in common equity levels on capital ratios; the capitalization status of BNY Mellon and its bank subsidiaries; the effects of customer behavior and market volatility or stress on our balance sheet size and client deposit levels; our foreign exchange and other trading counterparty risk rating profile; our earnings simulation model; estimations and assumptions on net interest revenue and net interest rate sensitivities; impact of certain events on the growth or contraction of deposits, our assumptions about depositor behavior, our balance sheet and net interest revenue; the timing and effects of pending and proposed legislation, regulation and accounting standards, including: resolution planning, capital planning and stress testing, money market fund reforms, LCR and SLR, and other expected regulatory initiatives; the timing and effects of pending and proposed accounting standards, including: transfers and servicing: repurchase-to maturity transactions, repurchase financings and disclosures; revenue from contracts with customers, principal versus agent analysis; leases; financial instruments - credit losses; recognition and measurement of financial assets and financial liabilities, IFRS; update to internal controls- integrated framework; our anticipated actions with respect to legal or regulatory proceedings; future litigation costs; the expected outcome and the impact of judgments and settlements, if any, arising from pending or potential legal or regulatory proceedings; and our expectations with respect to litigation accruals.

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

BNY Mellon 133

Forward-looking Statements (continued)

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

134 BNY Mellon

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2014. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2014
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2014
July 2014	7,021	$39.41	7,021	$1,024
August 2014	3,792	39.08	3,792	876
September 2014	159	38.97	159	870
Third quarter of 2014 (a)	10,972	39.29	10,972	863	(b)

(a)
Includes 72 thousand shares repurchased at a purchase price of $3 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $39.29.

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

The list of exhibits required to be filed as exhibits to this report appears on page 137 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

BNY Mellon 135

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 7, 2014	By:	/s/ John A. Park
John A. Park
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

136 BNY Mellon

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
N/A

BNY Mellon 137

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.1	*	Amendment to The Bank of New York Mellon Corporation Executive Severance Plan, effective as of Aug. 11, 2014.	Filed herewith.
10.2		First Amendment to Purchase and Sale Agreement between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated Sept. 26, 2014.	Filed herewith.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		XBRL Instance Document.	Filed herewith.
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan arrangement.

138 BNY Mellon