Form 10-K
period 2014-12-31
Bank of New York Mellon Corp
filed 2015-02-27
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___    No X

As of June 30, 2014, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $42,308,777,365.

As of January 31, 2015, 1,113,892,372 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2015 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2014 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 17, including those portions of BNY Mellon’s 2014 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. The Annual Report is, and BNY Mellon’s Proxy Statement for its 2014 Annual Meeting (the “Proxy”) upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also make available, free of charge, our earnings materials on our website at www.bnymellon.com. The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations, Corporate Governance”:

•	BNY Mellon’s Code of Conduct, which is applicable to all employees, including BNY Mellon’s senior financial officers;

•	BNY Mellon’s Directors’ Code of Conduct, which is applicable to our directors;

•	BNY Mellon’s Corporate Governance Guidelines; and

•	the Charters of the Audit, Corporate Governance and Nominating, Corporate Social Responsibility, Finance, Human Resources and Compensation, Risk and Technology Committees of the Board of Directors.

The contents of BNY Mellon’s website or any other websites referenced herein are not part of this Form 10-K.

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate”, “forecast”,

“project”, “anticipate”, “target”, “expect”, “intend”, “continue”, “seek”, “believe”, “plan”, “goal”, “could”, “should”, “may”, “will”, “strategy”, “opportunities”, “trends” and words of similar meaning signify forward-looking statements. Some statements in this document are forward-looking.  These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding regulatory, market, economic or accounting developments, legal proceedings and other contingencies), estimates (including those regarding capital ratios), intentions, targets, opportunities and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as: a technology disruption or information security event that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology, develop and market new technology or protect our intellectual property; government regulation and supervision, and recent legislative and regulatory actions; failure to satisfy regulatory standards, including capital adequacy rules; the risks relating to new lines of business, new products and services or strategic project initiatives; failure to attract and retain employees; regulatory actions or litigation; adverse publicity, government scrutiny or other reputational harm; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure of our risk management framework to be effective; operational risk; failure or circumvention of our controls and procedures; change or uncertainty in monetary, tax and other governmental policies; competition in all aspects of our business; political, economic, legal, operational and other risks inherent in op

BNY Mellon 1

erating globally; acts of terrorism, natural disasters, pandemics and global conflicts; the risks and uncertainties relating to our strategic transactions; ongoing concerns about the financial stability of some countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the Eurozone; continuing uncertainty in financial markets and weakness in the economy generally; continuing low or volatile interest rates; market volatility; write-downs of securities that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; the impact of decreased cross-border investment activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo collateral agency services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiaries; and the impact of provisions of U.S. banking laws and regulations, Delaware law or failure to pay full and timely dividends on our preferred stock on our ability to return capital to shareholders.

All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global investments company headquartered in New York, New York, with $28.5 trillion in assets under custody and/or administration and $1.7 trillion in assets under management as of Dec. 31, 2014. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two principal segments, Investment Management and Investment Services. We also have an Other segment, which includes credit-related services, the leasing portfolio, corporate treasury activities (including our investment securities portfolio), our equity interest in ConvergEx Group, business exits and corporate overhead.

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

Our two principal banking subsidiaries are:

•
The Bank of New York Mellon, a New York state-chartered bank, which houses our Investment Services businesses, including Asset Servicing, Issuer Services, Treasury Services, Broker-Dealer and Advisor Services as well as the bank-advised business of Asset Management; and

•	BNY Mellon, National Association (“BNY Mellon, N.A.”), a national bank, which houses our Wealth Management business.

Our two principal U.S. banking subsidiaries engage in trust and custody activities, investment management services, banking services and various securities-related activities.

We have four other U.S. bank and/or trust company subsidiaries concentrating on trust products and services across the United States: The Bank of New York Mellon Trust Company, National Association, BNY Mellon Trust of Delaware, BNY Mellon Investment Servicing Trust Company and BNY Mellon Trust Company of Illinois. Most of our asset management businesses, along with our Pershing businesses, are direct or indirect non-bank subsidiaries of BNY Mellon.

Each of our bank and trust company subsidiaries is subject to regulation by the applicable bank regulatory authority. The deposits of our U.S. banking subsidiaries are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

BNY Mellon’s branches and subsidiaries outside the United States are subject to regulation by non-U.S. regulatory authorities in addition to the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank of New York Mellon SA/NV (“BNYMSA”) is the main banking subsidiary of The Bank of New York Mellon in continental Europe. It is authorized and regulated as a credit institution by the National Bank of Belgium and is also supervised by the European Central Bank.  BNYMSA has its principal office in Brussels and branches in Amsterdam, the Netherlands; Dublin, Ireland; Frankfurt, Germany; London, England; the City of Luxembourg, Luxembourg and Paris, France.  BNYMSA’s activities are in the Investment Services segment of BNY Mellon with a focus on global custody, asset servicing and collateral management. For additional discussion, see the “MD&A —Supervision and Regulation” section in the Annual Report.

Information on international operations is presented in the “Net interest revenue”, “Income taxes”, “Review of businesses”, “International operations”, “Consolidated balance sheet review” and “Supervision and Regulation” sections in the MD&A section in the Annual Report, Notes 4, 5 and 25 of the Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors – We are subject to political, economic, legal, operational and other risks that are inherent in operating globally and which may adversely affect our business” in the Annual

4 BNY Mellon

Report, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2014.

Supervision and Regulation

Information on the supervision and regulation of BNY Mellon can be found in the “MD&A — Supervision and Regulation” section in the Annual Report. That information is incorporated into this item by reference.

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Investment Management business competes with domestic and international asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies. Our Investment Services business competes with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and cash management services and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, rates, lending limits and customer convenience.

Many of our competitors, with the particular exception of financial holding companies, banks and trust companies, are not subject to regulation as extensive as that described under the “MD&A — Supervision and Regulation” section in the Annual Report and, as a result, may have a competitive advantage over us and our subsidiaries in certain respects.

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

For additional discussion regarding competition, see “MD&A — Risk Factors – We are subject to competition in all aspects of our business, which could negatively affect our ability to maintain or increase our profitability” in the Annual Report, which is incorporated herein by reference.

Employees

At Dec. 31, 2014, BNY Mellon and its subsidiaries had approximately 50,300 employees.

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

BNY Mellon 5

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

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Cross-border risk”, “– Exposure in Ireland, Italy, Spain, Portugal, Greece, Russia and Ukraine” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

IV. Summary of Loan Loss Experience

Information required by this section of Guide 3 is included in the Annual Report in the “Critical accounting estimates – Allowance for loan losses and allowance for lending-related commitments” section in the MD&A, which portion is incorporated herein by reference, and below.

When losses on specific loans are identified, the portion deemed uncollectible is charged off. The allocation of the reserve for credit losses is presented in the “Consolidated balance sheet review – Asset quality and allowance for credit losses” section in the MD&A, as required by Guide 3, which is incorporated herein by reference.

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

Replacement Capital Covenants
BNY Mellon has covenanted in favor of the holders of its 5.50% subordinated notes due Nov. 15, 2018, which have CUSIP No. 585515AE9, that subject to certain exceptions it will not redeem or purchase any of the securities issued or held by Mellon Capital III or Mellon Capital IV, or any interest that has been deferred on the debt securities held by Mellon Capital III, prior to specified dates in 2056 and 2022, respectively, for a price that exceeds a maximum amount determined by reference to the net cash proceeds that BNY Mellon has received from the sale of certain qualifying securities since Sept. 11, 2012.
BNY Mellon’s replacement capital covenants, as amended and restated, are filed as Exhibit 99.1 and 99.2 to our Annual Report on Form 10-K for the year ended Dec. 31, 2012. The description of the replacement capital covenants is qualified by reference to their full text.

6 BNY Mellon

ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors”, which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we have leased or subleased, or seek to lease or sublease, this excess space. The following is a description of our principal properties, as of Dec. 31, 2014:

New York City properties
In September 2014, we sold our One Wall Street office building that serves as our corporate headquarters and leased the building back under a short-term triple net lease. In June 2014, we executed a lease for approximately 325,000 square feet of space in an office building located at 225 Liberty Street in downtown Manhattan that we anticipate will serve as our corporate headquarters once we relocate from One Wall Street in 2015. We also own our 23-story building located at 101 Barclay Street in downtown Manhattan, and lease the land on which that building sits under a ground lease expiring in 2080. In addition, we lease approximately 313,000 square feet of space in an office building located at 200 Park Avenue and approximately 318,000 square feet of space in an office building located at 2 Hanson Place in Brooklyn. The New York City properties are utilized by all of our business segments.

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

United Kingdom properties
We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), as well as other leased office locations throughout the United Kingdom, including locations in Manchester, Poole, Leeds, Brentwood, Liverpool and Edinburgh. The UK properties are utilized by all of our business segments.

India properties
We lease approximately 656,000 square feet of space in Pune, India and approximately 540,000 square feet of space in Chennai, India. The India properties are utilized by all of our business segments.

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

BNY Mellon 7

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

8 BNY Mellon

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Certain of our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock, are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal years 2013 and 2014 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2014, there were 30,525 holders of record of our common stock.

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

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2014 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be made through repurchase plans designed to comply with Rule 10b5-1 and through derivative, accelerated share repurchase and other structured transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15 on page 14 hereof for a detailed listing of the items under Financial Statements, Financial Statement Schedules, Exhibits and Other Financial Data, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

BNY Mellon 9

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

As of Dec. 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-1(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

As previously disclosed, we reviewed our process for the reporting of information in our public filings and we have instituted ongoing enhancements to the data collection processes and systems relating to AUC/A and other information in our public filings.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 144 and 145 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

10 BNY Mellon

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is included below and in the Proxy in the following sections: “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Additional Information - Information on Stock Ownership;” “Background” under the heading “Item 1 - Election of Directors - Resolution;” “Nominees” under the heading “Item 1 - Election of Directors;” and “Board Meetings and Committee Information - Committees and Committee Charters” and “- Audit Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference.
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

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of Feb. 27, 2015, together with the offices held by each such person during the last five years, are listed below and on the following page. The Chairman of the Board, Chief Executive Officer and President each hold office for the year for which the Board of Directors was elected and until the appointment and qualification of his or her successor or until his or her earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

Name and position	Age

Gerald L. Hassell	63	(1)
Chairman
and Chief Executive Officer

Karen B. Peetz	59	(2)
President

Curtis Y. Arledge	50	(3)
Vice Chairman

Thomas P. (Todd) Gibbons	58	(4)
Vice Chairman
Chief Financial Officer

Brian T. Shea	54	(5)
Vice Chairman

Richard F. Brueckner	65	(6)
Senior Executive Vice President

Monique R. Herena	44	(7)
Senior Executive Vice President

J. Kevin McCarthy	50	(8)
Senior Executive Vice President
General Counsel

James S. Wiener	47	(9)
Senior Executive Vice President

John A. Park	62	(10)
Vice President and Controller

Kurtis R. Kurimsky	41	(11)
Acting Controller

(1)
Mr. Hassell has served as Chairman and Chief Executive Officer of BNY Mellon since August 2011. Mr. Hassell also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2010 to December 31, 2012, Mr. Hassell served as President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

BNY Mellon 11

(2)
Ms. Peetz has served as President of BNY Mellon since January 2013. Ms. Peetz also serves as President of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2010 to December 31, 2012, Ms. Peetz served as Chief Executive Officer of Financial Markets and Treasury Services and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(3)
Mr. Arledge has served as Vice Chairman of BNY Mellon since November 2010. Mr. Arledge also serves as Chief Executive Officer of Investment Management and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. and has served as the head of the BNY Mellon Markets Group since June 2014. From 2008 to November 2010, Mr. Arledge served as Chief Investment Officer for fixed income portfolios at BlackRock, Inc., an investment management firm.

(4)
Mr. Gibbons has served as Vice Chairman of BNY Mellon since September 2010 and as Chief Financial Officer of BNY Mellon since at least 2010. Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A.

(5)
Mr. Shea has served as Vice Chairman of BNY Mellon since June 2014. Mr. Shea also serves as Chief Executive Officer of Investment Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From December 2012 to June 2014, Mr. Shea served as President of Investment Services, Head of the Broker Dealer and Advisor Services Group, Head of Client Service Delivery and Client Technology Solutions of BNY Mellon and Chairman of Pershing LLC. From October 2010 to December 2012, Mr. Shea served as Chief Executive Officer of Pershing LLC. Mr. Shea served as Chief Operating Officer of Pershing LLC until October 2010.

(6)
Mr. Brueckner has served as Senior Executive Vice President of BNY Mellon since at least 2010. Mr. Brueckner also serves as Chief of Staff of BNY Mellon and Senior Executive Vice President of The Bank of New York Mellon and Vice President of BNY Mellon, N.A. From at least 2010 to December 2011, Mr. Brueckner served as Chairman of Pershing LLC, and as

Chief Executive Officer of Pershing LLC until October 2010.

(7)
Ms. Herena has served as Senior Executive Vice President and Chief Human Resources Officer of BNY Mellon since April 2014. Ms. Herena also serves as Senior Executive Vice President and Chief Human Resources Officer of The Bank of New York Mellon and BNY Mellon, N.A. From 2013 to April 2014, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer Global Groups, Functions and Corporate for PepsiCo Inc., a global food and beverage firm. From 2010 to 2013, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer for Asia, Middle East and Africa for PepsiCo.

(8)
Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014. Mr. McCarthy also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From 2010 to 2013, Mr. McCarthy served as Deputy General Counsel for the Litigation, Enforcement and Employment Law functions at BNY Mellon. In 2013, Mr. McCarthy served as Senior Deputy General Counsel, with the added oversight of BNY Mellon’s Asset Servicing and corporate center functions.

(9)
Mr. Wiener has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since November 2014. Mr. Wiener also serves as Senior Executive Vice President and Chief Risk Officer of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2010 to November 2014, Mr. Wiener served as senior Partner at Oliver Wyman Group, a management consulting company.

(10)
Mr. Park has served as Controller and Vice President of BNY Mellon since at least 2010. Mr. Park also serves as Executive Vice President and Controller of The Bank of New York Mellon and BNY Mellon, N.A. and Controller of The Bank of New York Mellon and BNY Mellon, N.A.

(11)	Mr. Kurimsky has served as Acting Controller of BNY Mellon since February 2015. From May 2014 to February 2015, Mr. Kurimsky served as Deputy Controller of BNY Mellon. From at

12 BNY Mellon

least 2010 to April 2014, Mr. Kurimsky served as a partner in the Financial Services Practice at KPMG LLP.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

BNY Mellon 13

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 - Election of Directors;” “Compensation Discussion and Analysis” and “Executive Compensation Tables” under the heading “Item 2 - Advisory Vote on Compensation;” “Board Meetings and Committee Information - Committees and Committee Charters” and “- Human Resources and Compensation Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the Human Resources and Compensation Committee” under the heading “Item 2 - Advisory Vote on Compensation - Compensation Discussion and Analysis” is deemed furnished hereunder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Proxy in the following sections: “Equity Compensation Plans” and “Information on Stock Ownership” under the heading “Additional Information”, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Proxy in the following sections: “Business Relationships and Related Party Transactions Policy” under the heading “Additional Information - Other Information;” “Director Independence” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information;” and “Board Meetings and Committee Information - Committees and Committee Charters” “- Audit Committee,” “- Corporate Governance and Nominating Committee” and “- Human Resources and Compensation Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 3 – Ratification of KPMG LLP”, which is incorporated herein by reference.

14 BNY Mellon

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	146-147
	Consolidated Comprehensive Income Statement	148
	Consolidated Balance Sheet	149
	Consolidated Statement of Cash Flows	150
	Consolidated Statement of Changes in Equity	151-153
	Notes to Consolidated Financial Statements	154-232
	Report of Independent Registered Public Accounting Firm	233

	Selected Quarterly Data (unaudited)	137

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 17 through 26 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None.

BNY Mellon 15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell
Chairman and Chief Executive Officer

DATED: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of BNY Mellon and in the capacities and on the date indicated.

	Signature	Capacities

By:	/s/ Gerald L. Hassell	Director and Principal Executive Officer
Gerald L. Hassell
Chairman and Chief Executive Officer

By:	/s/ Thomas P. Gibbons	Principal Financial Officer
Thomas P. Gibbons
Chief Financial Officer

By:	/s/ Kurtis R. Kurimsky	Principal Accounting Officer
Kurtis R. Kurimsky
Acting Controller

Nicholas M. Donofrio; Joseph J. Echevarria; Edward P. Garden; Jeffrey A. Goldstein; John M. Hinshaw; Edmund F. Kelly; Richard J. Kogan; Michael J. Kowalski; John A. Luke, Jr.; Mark A. Nordenberg; Catherine A. Rein; William C. Richardson; Samuel C. Scott III; and Wesley W. von Schack
Directors

By:	/s/ Craig T. Beazer	DATED: February 27, 2015
Craig T. Beazer
Attorney-in-fact

16 BNY Mellon

INDEX TO EXHIBITS

Pursuant to the rules and regulations of the SEC, BNY Mellon has filed certain agreements as exhibits to this Form 10-K. These agreements may contain representations and warranties by the parties to such agreements. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in BNY Mellon’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards that are different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe BNY Mellon’s actual state of affairs at the date hereof and should not be relied upon.

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
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5
Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, Aug. 11, 2009, Feb. 9, 2010, July 2, 2010, Oct. 12, 2010 and Oct. 8, 2013.
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

N/A
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated Feb. 23, 1994 and Nov. 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Oct. 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.7	*	Amendment dated as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment dated as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.
10.11	*	Amendment dated as of Dec. 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.12	*	Amendment dated as of Oct. 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.13	*	Amendment dated as of Feb. 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 27, 2008, and incorporated herein by reference.
10.14	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.15	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.16	*	Amendment dated as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.17	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.18	*	Amendment dated as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.19	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.20	*	Amendment dated as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.21	*	Amendment dated as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.22	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.23	*	Amendment dated as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.24	*	Amendment dated Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.25	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.26	*	Amendment dated as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.27	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.28	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.
10.29	*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.
10.30	*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.
10.31	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.32	*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2001, and incorporated herein by reference.
10.33	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post Dec. 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Oct. 20, 2006, and incorporated herein by reference.
10.34	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.35	*	Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers, as amended, effective Jan. 1, 2003.	Previously filed as Exhibit 4.2 to Mellon Financial Corporation’s Registration Statement on Form S-8 (File No. 333-109193) dated Sept. 26, 2003, and incorporated herein by reference.
10.36	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Senior Officers (Post Dec. 31, 2004).	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Oct. 20, 2006, and incorporated herein by reference.
10.37	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan (Post Dec. 31, 2004).	Previously filed as Exhibit 99.2 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Oct. 20, 2006, and incorporated herein by reference.

BNY Mellon 21

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.38	*	Mellon Bank Optional Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.39	*	Mellon Bank Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.10 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.40	*	Mellon Bank Senior Executive Life Insurance Plan, as amended, effective Jan. 15, 1999.	Previously filed as Exhibit 10.11 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 1998, and incorporated herein by reference.
10.41	*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.
10.42	*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Feb. 18, 2005, and incorporated herein by reference.
10.43	*	Description regarding administration and compliance with Section 409A of the Internal Revenue Code for Mellon Financial Corporation.	Previously filed as Item 1.01(1) to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Dec. 21, 2005, and incorporated herein by reference.
10.44	*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.
10.45		Lease dated as of Dec. 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.
10.46	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.

22 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.47	*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.
10.48	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.49	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.50	*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.51	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.52	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.53	*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan for Senior Officers, dated Dec. 22, 2008.	Previously filed as Exhibit 10.172 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.54	*	Amendment to the Mellon Financial Corporation Executive Deferred Compensation Plan, dated Dec. 22, 2008.	Previously filed as Exhibit 10.173 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.55	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended Sept. 30, 2009, and incorporated herein by reference.
10.56	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended Sept. 30, 2009, and incorporated herein by reference.
10.57	*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

BNY Mellon 23

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.58	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.59	*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, and incorporated herein by reference.
10.60	*	Amendment to The Bank of New York Mellon Corporation Executive Severance Plan, effective as of Aug. 11, 2014.	Previously filed as Exhibit 10.1 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2014, and incorporated herein by reference.
10.61	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.62	*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.63	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.64	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.65	*	Form of Restricted Stock Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.3 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.66	*	Form of Performance Share Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.4 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.67	*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.

24 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.68	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.69	*	2012 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.70	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.71	*	2013 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
10.72	*	2013 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
10.73		Purchase and Sale Agreement by and between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated May 20, 2014.	Previously filed as Exhibit 10.1 to BNY Mellon’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 27, 2014, and incorporated herein by reference.
10.74		First Amendment to Purchase and Sale Agreement between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated Sept. 26, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended September 30, 2014, and incorporated herein by reference.
10.75		Lease agreement by and between The Bank of New York Mellon and WFP Tower Co. L.P., dated June 25, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.76	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Dec. 31, 2014.	Filed herewith.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2014 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.

BNY Mellon 25

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

21.1	Primary subsidiaries of the Company.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
99.1	Mellon Capital III Amended and Restated Replacement Capital Covenant, dated Sept. 11, 2012.	Previously filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
99.2	Mellon Capital IV Amended and Restated Replacement Capital Covenant, dated Sept. 11, 2012.	Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan arrangement.

26 BNY Mellon