Form 10-Q
period 2015-03-31
Bank of New York Mellon Corp
filed 2015-05-08
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
March 31, 2015
Common Stock, $0.01 par value	1,121,511,672

THE BANK OF NEW YORK MELLON CORPORATION

First Quarter 2015 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key first quarter 2015 and subsequent events	4
Highlights of first quarter 2015 results	6
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	12
Income taxes	13
Review of businesses	13
Critical accounting estimates	23
Consolidated balance sheet review	23
Liquidity and dividends	35
Capital	39
Trading activities and risk management	45
Asset/liability management	47
Off-balance sheet arrangements	48
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	49
Recent accounting and regulatory developments	54
Website information	57

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	58
Consolidated Comprehensive Income Statement (unaudited)	60
Consolidated Balance Sheet (unaudited)	61
Consolidated Statement of Cash Flows (unaudited)	62
Consolidated Statement of Changes in Equity (unaudited)	63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$766	$209	$661
Basic EPS	0.67	0.18	0.57
Diluted EPS	0.67	0.18	0.57

Fee and other revenue	$3,002	$2,935	$2,883
Income from consolidated investment management funds	121	42	36
Net interest revenue	728	712	728
Total revenue	$3,851	$3,689	$3,647

Return on common equity (annualized) (a)	8.8%	2.2%	7.4%
Non-GAAP (a)(b)	9.2%	7.7%	7.8%

Return on tangible common equity (annualized) – Non-GAAP (a)	20.3%	5.9%	17.6%
Non-GAAP adjusted (a)(b)	20.2%	16.3%	17.3%

Return on average assets (annualized)	0.83%	0.21%	0.75%

Fee revenue as a percentage of total revenue excluding net securities gains	78%	79%	79%

Percentage of non-U.S. total revenue (c)	36%	35%	37%

Pre-tax operating margin (a)	30%	4%	25%
Non-GAAP (a)(b)	30%	28%	27%

Net interest margin (FTE)	0.97%	0.91%	1.05%

Assets under management at period end (in billions) (d)	$1,741	$1,710	$1,620
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (e)	$28.5	$28.5	$27.9
Market value of securities on loan at period end (in billions) (f)	$291	$289	$264

Average common shares and equivalents outstanding (in thousands):
Basic	1,118,602	1,120,672	1,138,645
Diluted	1,126,306	1,129,040	1,144,510

Capital ratios	March 31, 2015	Dec. 31, 2014
Common equity Tier 1 (“CET1”) ratio (g)(h)	10.0%	11.2%
Tier 1 capital ratio (g)(h)	10.9%	12.2%
Total (Tier 1 plus Tier 2) capital ratio (g)(h)	11.2%	12.5%
Leverage capital ratio (h)	5.6%	5.6%

BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	9.4%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.0%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.0%	6.5%

Estimated CET1, fully phased-in – Non-GAAP: (g)(i)
Standardized Approach	9.6%	10.6%
Advanced Approach	9.2%	9.8%

Estimated supplementary leverage ratio (“SLR”), fully phased-in – Non-GAAP (j)	4.5%	4.4%

BNY Mellon 2

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Selected average balances
Interest-earning assets	$308,099	$318,608	$284,532
Assets of operations	$366,094	$375,609	$343,638
Total assets	$374,890	$385,232	$354,992
Interest-bearing deposits	$159,520	$163,149	$152,986
Noninterest-bearing deposits	$89,592	$85,330	$81,430
Preferred stock	$1,562	$1,562	$1,562
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,486	$36,859	$36,289

Other information at period end
Cash dividends per common share	$0.17	$0.17	$0.15
Common dividend payout ratio	25%	94%	26%
Common dividend yield (annualized)	1.7%	1.7%	1.7%
Closing stock price per common share	$40.24	$40.57	$35.29
Market capitalization	$45,130	$45,366	$40,244
Book value per common share – GAAP (a)	$31.89	$32.09	$31.94
Tangible book value per common share – Non-GAAP (a)	$14.82	$14.70	$14.48
Full-time employees	50,500	50,300	51,400
Common shares outstanding (in thousands)	1,121,512	1,118,228	1,140,373

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP excludes net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges, a charge (recovery) related to investment management funds, net of incentives, and the benefit primarily related to a tax carryback claim, if applicable.

(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(d)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at March 31, 2015 and Dec. 31, 2014 and $1.2 trillion at March 31, 2014.

(f)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $69 billion at March 31, 2015, $65 billion at Dec. 31, 2014 and $66 billion at March 31, 2014.

(g)
Risk-based capital ratios at March 31, 2015 and Dec. 31, 2014 include the net impact of including the total consolidated assets of certain consolidated investment management funds in risk-weighted assets.

(h)
At March 31, 2015 and Dec. 31, 2014, the CET1, Tier 1 and Total risk-based consolidated regulatory capital ratios are based on Basel III components of capital, as phased-in, and asset risk-weightings using the Advanced Approach framework. The leverage capital ratio is based on Basel III components of capital and quarterly average total assets, as phased-in. For additional information on these ratios, see “Capital” beginning on page 39.

(i)
The estimated fully phased-in CET1 ratios (Non-GAAP) are based on our interpretation of the Final Capital Rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 39.

(j)
The estimated fully phased-in SLR (Non-GAAP) as of March 31, 2015 and Dec. 31, 2014 are based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR. When fully phased-in, we expect to maintain an SLR of over 5%, 3% attributable to the minimum required SLR, and greater than 2% attributable to a buffer applicable to U.S. G-SIBs. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 39.

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

Certain business terms used in this report are defined in the Glossary included in our Annual Report on Form 10-K for year ended Dec. 31, 2014 (“2014 Annual Report”).

The following should be read in conjunction with the Consolidated Financial Statements included in this report. Investors should also read the section titled “Forward-looking Statements.”

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest margin on a fully taxable equivalent (“FTE’) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures, we mean those capital measures, as calculated under the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) risk-based capital rules that are based on the 1988 Basel Accord, which is often referred to as “Basel I.” When we refer to BNY Mellon’s “Basel III” capital measures (e.g., Basel III CET1), we mean those capital measures as calculated under the final revised capital rules (the “Final Capital Rules”) released by the Federal Reserve on July 2, 2013.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of March 31, 2015, BNY Mellon had $28.5 trillion in assets under custody and/or administration, and $1.7 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key first quarter 2015 and subsequent events

Capital plan, share repurchase program and issuance of preferred stock

In March 2015, BNY Mellon received confirmation that the Federal Reserve did not object to our 2015 comprehensive capital plan submitted in connection with the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The board of directors subsequently approved the repurchase of up to $3.1 billion worth of common stock beginning in the second quarter of 2015 and continuing through the second quarter of 2016, including employee benefit plan repurchases. Of the $3.1 billion authorization, common stock repurchases of $700 million are contingent on a prior issuance of $1 billion of qualifying preferred stock.

In conjunction with our capital plan, on April 28, 2015, we completed a $1 billion offering of preferred stock. We issued 1,000,000 depository shares, each representing a 1/100th interest in a share of BNY

BNY Mellon 4

Mellon’s Series E noncumulative perpetual preferred stock. The Series E preferred stock has an aggregate liquidation preference of $1 billion. BNY Mellon will pay dividends on the Series E preferred stock, if declared by our board of directors, at an annual rate equal to 4.950% on each June 20 and December 20, commencing Dec. 20, 2015, to and including June 20, 2020; and a floating rate equal to three-month LIBOR plus 342 basis points on each March 20, June 20, September 20 and December 20, commencing Sept. 20, 2020.

Settlement agreement with the UK Financial Conduct Authority

The UK Financial Conduct Authority (the “FCA”) has been conducting an investigation into compliance by subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New York Mellon (International) Limited (the “firms”), with the FCA’s Client Assets Sourcebook (“CASS Rules”), which sets out the regime in the UK for the protection of client interests. On April 15, 2015, the FCA announced that it had entered into a settlement agreement with the firms in which the firms agreed to pay a fine in the amount of £126 million (or approximately $190 million), after reduction for an early stage settlement, and to the issuance of a Final Notice by the FCA for failing to comply with the FCA’s CASS Rules. This amount is fully covered by pre-existing Company legal reserves.

The firms engaged in a remediation process and have put in place a framework of new and improved policies and operational procedures as well as enhanced their specialist resources across many functions to reinforce their compliance with CASS Rules. The firms’ clients suffered no loss as a result of the identified areas of CASS non-compliance.

Sale of Meriten Investment Management

In April 2015, BNY Mellon reached an agreement to sell Meriten Investment Management GmbH, a German-based investment management boutique with approximately $23 billion in assets under management. The sale is expected to close in the second quarter of 2015, subject to regulatory approval.

Settlement of outstanding foreign exchange related actions

In March 2015, BNY Mellon announced that it has resolved substantially all of the foreign exchange-related actions currently pending against the Company.

The Company reached a series of settlement agreements with the U.S. Department of Justice, the New York Attorney General, the U.S. Department of Labor, the U.S. Securities and Exchange Commission and private customer class actions. Collectively, these settlements fully resolve the lawsuits and enforcement matters pursued by these parties relating to certain of the standing instruction foreign exchange services that BNY Mellon provided to its custody clients prior to early 2012.

The Company has agreed to pay a total of $714 million to resolve these matters, subject to required approvals. The total settlement amount is fully covered by pre-existing legal reserves. The U.S. Department of Justice and New York Attorney General will each receive $167.5 million. The U.S. Department of Labor will receive $14 million and the U.S. Securities and Exchange Commission, with which the Company has reached a settlement in principle, will receive $30 million. The Company has agreed to pay $335 million to settle the customer class action litigation.

Real estate fund administration outsourcing

In February 2015, BNY Mellon announced an outsourcing agreement with Deutsche Asset & Wealth Management. Under the agreement, BNY Mellon will provide direct real estate and infrastructure fund finance, fund accounting, asset management accounting, and client and financial reporting functions for Deutsche Asset & Wealth Management’s approximately $46 billion in assets under administration.

Acquisition of Cutwater Asset Management

In January 2015, BNY Mellon completed the acquisition of Cutwater Asset Management (“Cutwater”), a U.S.-based fixed income and solutions specialist with approximately $23 billion in assets under management at acquisition. Cutwater will work closely with Insight Investment, one of our investment management boutiques.

5 BNY Mellon

Highlights of first quarter 2015 results

We reported net income applicable to common shareholders of $766 million or $0.67 per diluted common share in the first quarter of 2015. In the first quarter of 2014, net income applicable to common shareholders totaled $661 million, or $0.57 per diluted common share. In the fourth quarter of 2014, net income applicable to common shareholders totaled $209 million, or $0.18 per diluted common share, or $667 million, or $0.58 per diluted common share, adjusted for litigation expense, restructuring charges and the benefit of a tax carryback claim. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of Non-GAAP measures.

Highlights of the first quarter of 2015 include:

•
AUC/A totaled $28.5 trillion compared with $27.9 trillion at March 31, 2014. The increase of 2% primarily reflects higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. (See the “Investment Services business” beginning on page 19).

•
AUM, excluding securities lending cash management assets and assets managed in the Investment Services business, totaled a record $1.74 trillion compared with $1.62 trillion at March 31, 2014. The 7% increase resulted from higher equity market values, the Cutwater acquisition and net new business, partially offset by the impact of a stronger U.S. dollar. (See the “Investment Management business” beginning on page 16).

•
Investment services fees totaled $1.75 billion in the first quarter of 2015, an increase of 3% compared with $1.70 billion in the first quarter of 2014. The increase primarily reflects higher asset servicing fees driven by net new business and higher market values and higher clearing services fees. (See “Investment Services business” beginning on page 19).

•
Investment management and performance fees totaled $854 million compared with $843 million in the first quarter of 2014, an increase of 1%, or 6% on a constant currency basis (Non-GAAP). The increase was primarily driven by higher equity market values, the impact of the Cutwater acquisition and strategic initiatives, partially offset by lower performance fees. (See “Investment Management business” beginning on page 16).

•
Foreign exchange and other trading revenue totaled $229 million compared with $136 million in the first quarter of 2014. Foreign exchange revenue totaled $217 million, an increase of 67% compared with $130 million in the first quarter of 2014. The increase was driven by higher volumes and volatility, as well as higher Depositary Receipts-related activity and the impact of hedging activities, which is primarily offset in investment and other income. Total other trading revenue was $12 million compared with $6 million in the first quarter of 2014. The increase reflects higher fixed income trading revenue. (See “Fee and other revenue” beginning on page 7).

•
Investment and other income totaled $63 million compared with $102 million in the first quarter of 2014. The decrease primarily reflects lower lease residual gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $728 million consistent with the first quarter of 2014. An increase in deposits drove an increase in our securities portfolio and offset the impact of lower yields. (See “Net interest revenue” beginning on page 10).

•
The provision for credit losses was $2 million in the first quarter of 2015 and a credit of $18 million in the first quarter of 2014. (See “Asset quality and allowance for credit losses” beginning on page 32).

•
Noninterest expense totaled $2.70 billion compared with $2.74 billion in the first quarter of 2014. The decrease primarily reflects lower expenses in all categories, except sub-custodian which is volume-related and other expense which includes the impact of the new EU Single Resolution Fund. Staff expense decreased 2% primarily reflecting the favorable impact of a stronger U.S. dollar, the curtailment gain related to the U.S. pension plan and lower headcount, partially offset by higher incentive expense. (See “Noninterest expense” beginning on page 12).

•
The provision for income taxes was $280 million (24.4% effective tax rate). The effective tax rate is 2.0% lower due to the impact of consolidated investment management funds. (See “Income taxes” on page 13).

BNY Mellon 6

•
The net unrealized pre-tax gain on the investment securities portfolio was $1.7 billion compared with $1.3 billion at Dec. 31, 2014. The increase was primarily driven by a decline in market interest rates. (See “Investment securities” beginning on page 27).

•	Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.2% at March 31, 2015 and 9.8% at Dec. 31, 2014. The decrease was primarily driven by higher operational risk-weighted assets. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 9.6% at March 31, 2015 and 10.6% at Dec. 31, 2014. (See “Capital” beginning on page 39).

Fee and other revenue

Fee and other revenue				1Q15 vs.
(dollars in millions, unless otherwise noted)	1Q15	4Q14	1Q14	1Q14	4Q14
Investment services fees:
Asset servicing (a)	$1,038	$1,019	$1,009	3%	2%
Clearing services	344	347	325	6	(1)
Issuer services	232	193	229	1	20
Treasury services	137	145	136	1	(6)
Total investment services fees	1,751	1,704	1,699	3	3
Investment management and performance fees	854	885	843	1	(4)
Foreign exchange and other trading revenue	229	151	136	68	52
Distribution and servicing	41	43	43	(5)	(5)
Financing-related fees	40	43	38	5	(7)
Investment and other income	63	78	102	N/M	N/M
Total fee revenue	2,978	2,904	2,861	4	3
Net securities gains	24	31	22	N/M	N/M
Total fee and other revenue	$3,002	$2,935	$2,883	4%	2%

AUM at period end (in billions) (b)	$1,741	$1,710	$1,620	7%	2%
AUC/A at period end (in trillions) (c)	$28.5	$28.5	$27.9	2%	—%

(a)	Asset servicing fees include securities lending revenue of $43 million in the first quarter of 2015, $37 million in the fourth quarter of 2014 and $38 million in the first quarter of 2014.

(b)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(c)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at March 31, 2015 and Dec. 31, 2014 and $1.2 trillion at March 31, 2014.
N/M - Not meaningful.

Fee and other revenue increased 4% year-over-year and 2% (unannualized) sequentially. The year-over-year increase was driven by higher foreign exchange and other trading revenue, higher asset servicing fees and higher clearing services fees, partially offset by lower investment and other income. Sequentially, the increase primarily reflects higher foreign exchange and other trading revenue, higher issuer services fees and higher asset servicing fees, partially offset by lower investment management and performance fees.

Investment services fees

Investment services fees were impacted by the following compared with the first quarter of 2014 and the fourth quarter of 2014:

•
Asset servicing fees increased 3% year-over-year and 2% (unannualized) sequentially. The year-over-year increase primarily reflects net new business, largely driven by Global Collateral Services and securities lending, and market values. The sequential increase primarily reflects higher client expense reimbursements, securities lending revenue and Global Collateral Services fees. Both increases were partially offset by the unfavorable impact of a stronger U.S. dollar.

•
Clearing services fees increased 6% year-over-year and decreased 1% (unannualized) sequentially. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees and higher clearance revenue driven by higher DARTS volume. The sequential decrease was primarily driven by fewer trading days in the first quarter of 2015.

7 BNY Mellon

•
Issuer services fees increased 1% year-over-year and 20% (unannualized) sequentially. Both increases reflect higher corporate actions in Depositary Receipts, partially offset by the unfavorable impact of a stronger U.S. dollar. The sequential increase also reflects higher Corporate Trust fees.

•	Treasury services fees increased 1% year-over-year and decreased 6% (unannualized) sequentially. The sequential decrease primarily reflects seasonally lower payment volumes.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $854 million in the first quarter of 2015, an increase of 1% year-over-year, or 6% on a constant currency basis (Non-GAAP), driven by higher equity market values, the impact of the Cutwater acquisition and strategic initiatives, partially offset by lower performance fees. Sequentially, investment management and performance fees decreased 4% (unannualized) primarily reflecting seasonally lower performance fees, fewer days in the first quarter of 2015 and the unfavorable impact of a stronger U.S. dollar, partially offset by the impact of the Cutwater acquisition. Performance fees were $15 million in the first quarter of 2015 compared with $20 million in the first quarter of 2014 and $44 million in the fourth quarter of 2014.

Total AUM for the Investment Management business was a record $1.74 trillion at March 31, 2015, an increase of 7% year-over-year and 2% sequentially. Both increases primarily resulted from higher equity market values, the Cutwater acquisition and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. Net long-term inflows totaled $16 billion in the first quarter of 2015 driven by liability-driven, index and fixed income investments, while short-term inflows were $1 billion.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue
(in millions)	1Q15	4Q14	1Q14
Foreign exchange	$217	$165	$130
Other trading revenue (loss):
Fixed income	11	(18)	1
Equity/other	1	4	5
Total other trading revenue (loss)	12	(14)	6
Total foreign exchange and other trading revenue	$229	$151	$136

Foreign exchange and other trading revenue totaled $229 million in the first quarter of 2015, $136 million in the first quarter of 2014 and $151 million in the fourth quarter of 2014. Foreign exchange revenue totaled $217 million, an increase of 67% year-over-year and 32% (unannualized) sequentially. Both increases reflect higher volumes and volatility, as well as higher Depositary Receipts-related activity and the impact of hedging activities, which is primarily offset in investment and other income. Total other trading revenue was $12 million in the first quarter of 2015 compared with other trading revenue of $6 million in the first quarter of 2014 and other trading loss of $14 million in the fourth quarter of 2014. Both increases primarily reflect higher fixed income trading revenue. The sequential increase also reflects reduced losses on hedging activities within an Investment Management boutique. Foreign exchange revenue and fixed income trading revenue are reported in the Investment Services business and the Other segment. Equity/other trading revenue is primarily reported in the Other segment.

Our foreign exchange trading generates revenues which are influenced by the volume of client transactions and the spread realized on these transactions. Revenues are impacted by market pressures which continue to be increasingly competitive. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction programs, or transactions with third-party foreign exchange

BNY Mellon 8

providers. For a description of these foreign exchange trading options, see “Fee and other revenue” in our 2014 Annual Report.

A shift by custody clients from the standing instruction programs to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended March 31, 2015, our total revenue for all types of foreign exchange trading transactions was $217 million, or approximately 6% of our total revenue, and approximately 31% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction programs.

We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced client service and higher volumes.

Distribution and servicing fees

Distribution and servicing fee revenue was $41 million in the first quarter of 2015 and $43 million in both the first quarter of 2014 and the fourth quarter of 2014.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $40 million in the first quarter of 2015, $38 million in the first quarter of 2014 and $43 million in the fourth quarter of 2014.

Investment and other income

Investment and other income
(in millions)	1Q15	4Q14	1Q14
Corporate/bank-owned life insurance	$33	$37	$30
Seed capital gains	15	—	6
Expense reimbursements from joint venture	14	15	12
Asset-related gains (losses)	3	20	(1)
Lease residual gains (losses)	(1)	5	35
Private equity gains (losses)	(3)	1	5
Equity investment revenue (loss)	(4)	(5)	(2)
Other income	6	5	17
Total investment and other income	$63	$78	$102

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes insurance contracts, seed capital gains, expense reimbursements from our CIBC Mellon joint venture, asset-related gains and losses, lease residual gains and losses, gains and losses on private equity investments, equity investments, and other income. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains (losses) include real estate, loans and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income decreased $39 million compared with the first quarter of 2014 and $15 million compared to the fourth quarter of 2014. The year-over-year decrease primarily reflects lower lease residual gains. The sequential decrease primarily reflects lower asset-related gains.

9 BNY Mellon

Net interest revenue

Net interest revenue				1Q15 vs.
(dollars in millions)	1Q15	4Q14	1Q14	1Q14	4Q14
Net interest revenue (non-FTE)	$728	$712	$728	—%	2%
Tax equivalent adjustment	15	14	16	(6)	7
Net interest revenue (FTE) – Non-GAAP	$743	$726	$744	—%	2%
Average interest-earning assets	$308,099	$318,608	$284,532	8%	(3)%
Net interest margin (FTE)	0.97%	0.91%	1.05%	(8) bps	6	bps

Net interest revenue totaled $728 million in the first quarter of 2015, unchanged compared with the first quarter of 2014 and an increase of $16 million sequentially. Year-over-year, the increase in deposits drove the growth in our securities portfolio and offset the impact of lower yields. The sequential increase was primarily driven by a change in the mix of assets, partially offset by fewer days in the first quarter of 2015. Lower hedging losses in the first quarter of 2015 were primarily offset by lower accretion and higher amortization.

The net interest margin (FTE) was 0.97% in the first quarter of 2015 compared with 1.05% in the first quarter of 2014 and 0.91% in the fourth quarter of 2014. The year-over-year decrease primarily reflects lower yields on interest-earning assets, partially offset by lower rates on interest-bearing liabilities. The sequential increase was primarily driven by the change in the mix of interest-earning assets as securities and loans both represent a higher percentage of interest-earning assets.

BNY Mellon 10

Average balances and interest rates	Quarter ended
	March 31, 2015		Dec. 31, 2014		March 31, 2014
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$22,071	0.56%	$24,623	0.49%	$41,617	0.71%
Interest-bearing deposits held at the Federal Reserve and other central banks	81,160	0.23	97,440	0.22	74,399	0.25
Federal funds sold and securities purchased under resale agreements	20,411	0.59	18,536	0.56	11,118	0.61
Margin loans	20,051	1.00	18,897	1.01	15,840	1.07
Non-margin loans:
Domestic offices	25,256	2.14	25,103	2.20	22,002	2.31
Foreign offices	12,628	1.24	12,844	1.21	13,805	1.26
Total non-margin loans	37,884	1.84	37,947	1.86	35,807	1.90
Securities:
U.S. Government obligations	27,454	1.38	24,331	1.48	17,213	1.61
U.S. Government agency obligations	52,744	1.68	49,106	1.70	42,710	1.87
State and political subdivisions – tax-exempt	5,213	2.64	5,305	2.61	6,691	2.50
Other securities	38,065	1.33	38,501	1.23	33,920	1.64
Trading securities	3,046	2.46	3,922	2.64	5,217	2.60
Total securities	126,522	1.57	121,165	1.58	105,751	1.83
Total interest-earning assets	$308,099	1.07%	$318,608	1.02%	$284,532	1.17%
Allowance for loan losses	(191)		(186)		(210)
Cash and due from banks	6,204		4,715		5,886
Other assets	51,982		52,472		53,430
Assets of consolidated investment management funds	8,796		9,623		11,354
Total assets	$374,890		$385,232		$354,992
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$6,819	0.09%	$6,258	0.11%	$5,660	0.13%
Savings	1,429	0.30	1,262	0.30	1,034	0.25
Demand deposits	3,202	0.19	2,611	0.15	3,673	0.08
Time deposits	43,259	0.04	41,507	0.04	41,544	0.04
Foreign offices	104,811	0.03	111,511	0.02	101,075	0.06
Total interest-bearing deposits	159,520	0.04	163,149	0.03	152,986	0.06
Federal funds purchased and securities sold under repurchase agreements	13,872	(0.09)	20,285	(0.05)	14,505	(0.13)
Trading liabilities	795	1.07	1,024	1.44	1,978	1.59
Other borrowed funds	995	0.96	870	1.06	1,035	0.51
Commercial paper	1,113	0.09	4,400	0.09	102	0.05
Payables to customers and broker-dealers	10,932	0.07	10,484	0.08	8,883	0.09
Long-term debt	20,199	1.21	21,187	1.27	20,420	1.09
Total interest-bearing liabilities	$207,426	0.15%	$221,399	0.16%	$199,909	0.17%
Total noninterest-bearing deposits	89,592		85,330		81,430
Other liabilities	32,340		30,743		24,608
Liabilities and obligations of consolidated investment management funds	7,038		8,101		10,128
Total liabilities	336,396		345,573		316,075
Temporary equity
Redeemable noncontrolling interests	233		251		246
Permanent equity
Total BNY Mellon shareholders’ equity	37,048		38,421		37,851
Noncontrolling interests	1,213		987		820
Total permanent equity	38,261		39,408		38,671
Total liabilities, temporary equity and permanent equity	$374,890		$385,232		$354,992
Net interest margin (FTE)		0.97%		0.91%		1.05%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

11 BNY Mellon

Noninterest expense

Noninterest expense				1Q15 vs.
(dollars in millions)	1Q15	4Q14	1Q14	1Q14	4Q14
Staff:
Compensation	$871	$893	$925	(6)%	(2)%
Incentives	425	319	359	18	33
Employee benefits	189	206	227	(17)	(8)
Total staff	1,485	1,418	1,511	(2)	5
Professional, legal and other purchased services	302	390	312	(3)	(23)
Software	158	160	152	4	(1)
Net occupancy	151	150	154	(2)	1
Distribution and servicing	98	102	107	(8)	(4)
Furniture and equipment	70	75	85	(18)	(7)
Sub-custodian	70	70	68	3	—
Business development	61	75	64	(5)	(19)
Other	242	211	223	9	15
Amortization of intangible assets	66	73	75	(12)	(10)
M&I, litigation and restructuring charges	(3)	800	(12)	N/M	N/M
Total noninterest expense – GAAP	$2,700	$3,524	$2,739	(1)%	(23)%

Total staff expense as a percentage of total revenue	39%	38%	41%

Full-time employees at period end	50,500	50,300	51,400	(2)%	—%

Memo:
Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$2,637	$2,651	$2,681	(2)%	(1)%
N/M - Not meaningful.

Total noninterest expense was $2.7 billion in the first quarter of 2015, a decrease of 1% year-over-year and 23% (unannualized) sequentially. The sequential decrease primarily reflects lower litigation expense and professional, legal and other purchased services, partially offset by higher staff expense. Excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives (Non-GAAP), noninterest expense decreased 2% year-over-year and 1% (unannualized) sequentially. Both comparisons reflect lower expenses primarily due to the favorable impact of a stronger U.S. dollar and reducing structural costs.

We continue to invest in our compliance, risk and other control functions in light of increasing regulatory requirements. While our expenses remain high in those areas as a result of the need to hire additional staff and advisors and to enhance our technology platforms, we expect the rate of related expense growth to slow as new rules are implemented. However, heightened expectations of global regulators may increase expenses beyond our current estimates.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 56% of total noninterest expense in the first quarter of 2015, 57% in the first quarter of 2014 and 53% in the fourth quarter of 2014, excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge (recovery) related to investment management funds, net of incentives. Headcount was primarily driven by streamlining actions, partially offset by an acquisition in the first quarter of 2015.

Staff expense was $1.5 billion in the first quarter of 2015, a decrease of 2% compared with the first quarter of 2014 and an increase of 5% (unannualized) compared with the fourth quarter of 2014. The decrease compared with the first quarter of 2014 primarily reflects lower compensation expense driven by the favorable impact of a stronger U.S. dollar and lower headcount, and lower employee benefits expense reflecting the curtailment gain related to the U.S. pension plan. The decrease was partially offset by higher incentive expense reflecting better performance, a lower adjustment for the finalization

BNY Mellon 12

of the annual incentive awards and the impact of vesting of the long-term stock awards for retirement eligible employees. The increase in staff expense compared with the fourth quarter of 2014 primarily reflects higher incentive expense reflecting better performance and the impact of vesting of the long-term stock awards for retirement eligible employees, partially offset by the lower employee benefits expense reflecting the curtailment gain related to the U.S. pension plan.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges, and the charge (recovery) related to investment management funds, net of incentives (Non-GAAP), totaled $1.2 billion in the first quarter of 2015, a slight decrease compared with the first quarter of 2014 and a 7% (unannualized) decrease compared with the fourth quarter of 2014. The slight decrease compared with first quarter of 2014 reflects lower expenses in all categories, except sub-custodian which is volume-related and other expense which includes the impact of the new EU Single Resolution Fund. These lower expenses primarily reflect the favorable impact of a stronger U.S. dollar and the benefit of the business improvement process which focuses on reducing structural costs. The sequential decrease primarily reflects lower professional, legal and other purchased services primarily related to the implementation of strategic platforms incurred in the fourth quarter of 2014 and lower legal expense, and the seasonal decrease in business development expense, partially offset by higher other expense reflecting the impact of the new EU Single Resolution Fund.

For additional information on restructuring charges, see Note 9 of the Notes to Consolidated Financial Statements.

Income taxes

BNY Mellon recorded an income tax provision of $280 million (24.4% effective tax rate) in the first quarter of 2015. The effective tax rate is 2.0% lower as a result of the impact of consolidated investment management funds. The income tax provision was $232 million (25.1% effective tax rate) in the first quarter of 2014. The benefit for income taxes was $93 million in the fourth quarter of 2014 including tax benefits of approximately $330 million related to a litigation provision and the previously disclosed approval of a tax carryback claim.

We expect the effective tax rate to be approximately 25-26% in the second quarter of 2015.

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

The results of our businesses may be influenced by client activities that vary by quarter. In the second quarter, we typically experience an increase in securities lending fees due to an increase in demand to borrow securities outside of the United States. In the third quarter, Depositary Receipts and related foreign exchange revenue is typically higher due to an increased level of client dividend payments paid in the quarter. Also in the third quarter, volume-related fees may decline due to reduced client activity. In the fourth quarter, we typically incur higher business development and marketing expenses. In our Investment Management business, performance fees are typically higher in the fourth quarter, as the fourth quarter represents the end of the measurement period for many of the performance fee-eligible relationships.

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are

13 BNY Mellon

primarily impacted by activities denominated in the British pound and the Euro. On a consolidated basis and in our Investment Services business, we typically have more foreign currency denominated expenses than revenues. However, our Investment Management business typically has more foreign currency denominated revenues than expenses. As a result, currency fluctuations impact the Investment Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

The following table presents key market metrics at period end and on an average basis.

Key market metrics						1Q15 vs.
	1Q14	2Q14	3Q14	4Q14	1Q15	1Q14	4Q14
S&P 500 Index (a)	1872	1960	1972	2059	2068	10%	—%
S&P 500 Index – daily average	1835	1900	1976	2009	2064	12	3
FTSE 100 Index (a)	6598	6744	6623	6566	6773	3	3
FTSE 100 Index – daily average	6680	6764	6756	6526	6793	2	4
MSCI World Index (a)	1674	1743	1698	1710	1741	4	2
MSCI World Index – daily average	1647	1698	1733	1695	1726	5	2
Barclays Capital Global Aggregate BondSM Index (a)(b)	365	376	361	357	348	(5)	(3)
NYSE and NASDAQ share volume (in billions)	196	187	173	198	187	(5)	(6)
JPMorgan G7 Volatility Index – daily average (c)	7.80	6.22	6.21	8.54	10.40	33	22
Average Fed Funds effective rate	0.07%	0.09%	0.09%	0.10%	0.11%	4 bps	1 bps
Foreign exchange rates vs. U.S. dollar:
British pound - average rate	$1.66	$1.68	$1.67	$1.58	$1.51	(9)%	(4)%
Euro - average rate	1.37	1.37	1.33	1.25	1.13	(18)	(10)

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps – basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At March 31, 2015, using the Standard & Poor’s “(S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04. If however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$936	(a)	$1,993	$104	$3,033	(a)
Net interest revenue	74		600	54	728
Total revenue	1,010	(a)	2,593	158	3,761	(a)
Provision for credit losses	—		—	2	2
Noninterest expense	746		1,838	116	2,700
Income before taxes	$264	(a)	$755	$40	$1,059	(a)
Pre-tax operating margin (b)	26%		29%	N/M	28%
Average assets	$37,496		$284,978	$52,416	$374,890
Excluding amortization of intangible assets:
Noninterest expense	$721		$1,797	$116	$2,634
Income before taxes	289	(a)	796	40	1,125	(a)
Pre-tax operating margin (b)	29%		31%	N/M	30%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $31 million, representing $121 million of income and noncontrolling interests of $90 million. Income before taxes is net of noncontrolling interests of $90 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 14

For the quarter ended Dec. 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$929	(a)	$1,907	$117	$2,953	(a)
Net interest revenue	69		574	69	712
Total revenue	998	(a)	2,481	186	3,665	(a)
Provision for credit losses	—		—	1	1
Noninterest expense	759		2,555	210	3,524
Income (loss) before taxes	$239	(a)	$(74)	$(25)	$140	(a)
Pre-tax operating margin (b)	24%		(3)%	N/M	4%
Average assets	$37,286		$276,586	$71,360	$385,232
Excluding amortization of intangible assets:
Noninterest expense	$729		$2,512	$210	$3,451
Income (loss) before taxes	269	(a)	(31)	(25)	213	(a)
Pre-tax operating margin (b)	27%		(1)%	N/M	6%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $18 million, representing $42 million of income and noncontrolling interests of $24 million. Income before taxes is net of noncontrolling interests of $24 million.

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

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $16 million, representing $36 million of income and noncontrolling interests of $20 million. Income before taxes is net of noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

15 BNY Mellon

Investment Management business

(dollar amounts in millions)						1Q15 vs.
	1Q14	2Q14	3Q14	4Q14	1Q15	1Q14	4Q14
Revenue:
Investment management fees:
Mutual funds	$299	$311	$315	$306	$301	1%	(2)%
Institutional clients	372	385	382	375	376	1	—
Wealth management	153	156	158	157	158	3	1
Investment management fees	824	852	855	838	835	1	—
Performance fees	20	29	22	44	15	(25)	N/M
Investment management and performance fees	844	881	877	882	850	1	(4)
Distribution and servicing	40	41	41	40	39	(3)	(3)
Other (a)	16	48	16	7	47	N/M	N/M
Total fee and other revenue (a)	900	970	934	929	936	4	1
Net interest revenue	70	66	69	69	74	6	7
Total revenue	970	1,036	1,003	998	1,010	4	1
Noninterest expense (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	698	725	727	729	721	3	(1)
Income before taxes (ex. amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives)	272	311	276	269	289	6	7
Amortization of intangible assets	31	31	31	30	25	(19)	(17)
Charge (recovery) related to investment management funds, net of incentives	(5)	109	—	—	—	N/M	N/M
Income before taxes	$246	$171	$245	$239	$264	7%	10%

Pre-tax operating margin	25%	16%	24%	24%	26%
Adjusted pre-tax operating margin (b)	34%	36%	33%	32%	34%

Wealth management:
Average loans	$10,075	$10,372	$10,772	$11,124	$11,634	15%	5%
Average deposits	$14,805	$13,458	$13,764	$14,604	$15,218	3%	4%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of Non-GAAP measures. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes the net negative impact of money market fee waivers, amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, and is net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

BNY Mellon 16

AUM trends (a)						1Q15 vs.
(dollar amounts in billions)	1Q14	2Q14	3Q14	4Q14	1Q15	1Q14	4Q14
AUM at period end, by product type:
Equity	$277	$282	$267	$264	$264	(5)%	—%
Fixed income	224	224	221	222	227	1	2
Index	328	353	345	357	383	17	7
Liability-driven investments (b)	436	436	455	504	510	17	1
Alternative investments	63	66	65	66	59	(6)	(11)
Cash	292	275	293	297	298	2	—
Total AUM	$1,620	$1,636	$1,646	$1,710	$1,741	7%	2%

AUM at period end, by client type:
Institutional	$1,118	$1,109	$1,131	$1,187	$1,210	8%	2%
Mutual funds	415	440	430	438	445	7	2
Private client	87	87	85	85	86	(1)	1
Total AUM	$1,620	$1,636	$1,646	$1,710	$1,741	7%	2%

Changes in AUM:
Beginning balance of AUM	$1,583	$1,620	$1,636	$1,646	$1,710
Net inflows (outflows):
Long-term:
Equity	(1)	(4)	(2)	(4)	(6)
Fixed income	—	(1)	—	4	4
Index	—	7	(3)	1	8
Liability-driven investments (b)	20	(17)	18	24	8
Alternative investments	2	2	—	2	2
Total long-term inflows (outflows)	21	(13)	13	27	16
Short term:
Cash	(7)	(18)	19	5	1
Total net inflows (outflows)	14	(31)	32	32	17
Net market/currency impact/acquisition	23	47	(22)	32	14
Ending balance of AUM	$1,620	$1,636	$1,646	$1,710	$1,741	7%	2%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes currency and overlay assets under management.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, wealth management business and global distribution companies. See pages 24 and 25 of our 2014 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were a record $1.74 trillion compared with $1.62 trillion at March 31, 2014 and $1.71 trillion at Dec. 31, 2014. Both increases primarily resulted from higher equity market values, the Cutwater acquisition and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. Net long-term inflows were $16 billion driven by liability-driven, index and fixed income investments. Net short-term inflows were $1 billion.

Total revenue was $1.0 billion, an increase of 4% compared with the first quarter of 2014 and 1% (unannualized) compared with the fourth quarter of 2014. The increase compared with the first quarter of 2014 primarily reflects higher equity market values and seed capital gains, partially offset by the unfavorable impact of a stronger U.S. dollar. The increase compared with the fourth quarter of 2014 primarily reflects higher seed capital gains and reduced trading losses, partially offset by seasonally lower performance fees.

Revenue generated in the Investment Management business included 42% from non-U.S. sources compared with 45% in the first quarter of 2014 and 44% in the fourth quarter of 2014.

Investment management fees in the Investment Management business were $835 million, an increase of 1%, or 7% on a constant currency basis (Non-

17 BNY Mellon

GAAP) compared with $824 million in the first quarter of 2014 driven by higher equity market values, the impact of the Cutwater acquisition and strategic initiatives. Investment management fees decreased slightly compared with the fourth quarter of 2014 reflecting fewer days in the first quarter of 2015 and the unfavorable impact of a stronger U.S. dollar, partially offset by the impact of the Cutwater acquisition.

In the first quarter of 2015, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $301 million compared with $299 million in the first quarter of 2014 and $306 million in the fourth quarter of 2014. The increase compared with the first quarter of 2014 primarily resulted from higher equity market values. The decrease compared with the fourth quarter of 2014 reflects fewer days in the first quarter of 2015 and the unfavorable impact of a stronger U.S. dollar.

Performance fees were $15 million compared with $20 million in the first quarter of 2014 and $44 million in the fourth quarter of 2014. The sequential decrease was driven by seasonality.

Distribution and servicing fees were $39 million compared with $40 million in both the first quarter of 2014 and the fourth quarter of 2014.

Other fee revenue was $47 million compared with $16 million in the first quarter of 2014 and $7 million in the fourth quarter of 2014. Both increases primarily reflect higher seed capital gains. The increase compared with the fourth quarter of 2014 also reflects reduced losses on hedging activities within a boutique.

Net interest revenue was $74 million compared with $70 million in the first quarter of 2014 and $69 million in the fourth quarter of 2014. Both increases primarily reflect higher loan and deposit levels.

Average loans increased 15% year-over-year and 5% sequentially, while average deposits increased 3% year-over-year and 4% sequentially.

Noninterest expense, excluding amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives, was $721 million compared with $698 million in the first quarter of 2014 and $729 million in the fourth quarter of 2014. The increase compared with the first quarter of 2014 reflects higher compensation and purchased services expenses resulting from the Cutwater acquisition and investments in strategic initiatives and higher incentive expense. The decrease compared with the fourth quarter of 2014 primarily resulted from lower litigation, legal and distribution and servicing expenses, partially offset by higher incentive expense and the impact of the Cutwater acquisition. Both comparisons reflect the favorable impact of a stronger U.S. dollar.

BNY Mellon 18

Investment Services business

(dollar amounts in millions, unless otherwise noted)						1Q15 vs.
	1Q14	2Q14	3Q14	4Q14	1Q15	1Q14	4Q14
Revenue:
Investment services fees:
Asset servicing	$985	$993	$998	$992	$1,013	3%	2%
Clearing services	323	324	336	346	342	6	(1)
Issuer services	228	231	314	193	231	1	20
Treasury services	134	140	139	142	135	1	(5)
Total investment services fees	1,670	1,688	1,787	1,673	1,721	3	3
Foreign exchange and other trading revenue	158	145	159	165	209	32	27
Other (a)	59	87	59	69	63	7	(9)
Total fee and other revenue (a)	1,887	1,920	2,005	1,907	1,993	6	5
Net interest revenue	590	593	583	574	600	2	5
Total revenue	2,477	2,513	2,588	2,481	2,593	5	5
Noninterest expense (ex. amortization of intangible assets)	1,778	1,824	1,835	2,512	1,797	1	(28)
Income (loss) before taxes (ex. amortization of intangible assets)	699	689	753	(31)	796	14	N/M
Amortization of intangible assets	44	44	44	43	41	(7)	(5)
Income (loss) before taxes	$655	$645	$709	$(74)	$755	15%	N/M

Pre-tax operating margin	26%	26%	27%	(3)%	29%
Pre-tax operating margin (ex. amortization of intangible assets)	28%	27%	29%	(1)%	31%

Investment services fees as a percentage of noninterest expense (b)	93%	93%	100%	92%	96%

Securities lending revenue	$30	$35	$27	$28	$34	13%	21%

Metrics:
Average loans	$31,468	$33,115	$33,785	$35,448	$37,699	20%	6%
Average deposits	$214,947	$220,701	$221,734	$228,282	$234,183	9%	3%

AUC/A at period end (in trillions) (c)	$27.9	$28.5	$28.3	$28.5	$28.5	2%	—%
Market value of securities on loan at period end (in billions) (d)	$264	$280	$282	$289	$291	10%	1%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$161	$130	$115	$130	$131

Depositary Receipts:
Number of sponsored programs	1,332	1,316	1,302	1,279	1,258	(6)%	(2)%

Clearing services:
Global DARTS volume (in thousands)	230	207	209	242	261	13%	8%
Average active clearing accounts (U.S. platform) (in thousands)	5,695	5,752	5,805	5,900	5,979	5%	1%
Average long-term mutual fund assets (U.S. platform)	$413,658	$433,047	$442,827	$450,305	$456,954	10%	1%
Average investor margin loans (U.S. platform)	$8,919	$9,236	$9,861	$10,711	$11,232	26%	5%

Broker-Dealer:
Average tri-party repo balances (in billions)	$1,983	$2,022	$2,063	$2,101	$2,153	9%	2%

(a)	Total fee and other revenue includes investment management fees and distribution and servicing revenue.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.2 trillion at March 31, 2014, June 30, 2014 and Sept. 30, 2014, and $1.1 trillion at Dec. 31, 2014 and March 31, 2015.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $66 billion at March 31, 2014, $64 billion at June 30, 2014, $65 billion at Sept. 30, 2014 and Dec. 31, 2014 and $69 billion at March 31, 2015.

N/M - Not meaningful.

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

The results of this business are driven by a number of factors, which include: the level of transaction activity; the range of services provided, which may include custody, accounting, fund administration, daily valuations, performance measurement and risk analytics, securities lending, and investment manager back-office outsourcing; the number of accounts; and the market value of assets under custody and/or administration. Market interest rates impact both securities lending revenue and the earnings on client balances. Business expenses are driven by staff, technology investment, equipment and space required to support the services provided by the business and the cost of execution, clearance and custody of securities.

We are one of the leading global securities servicing providers with $28.5 trillion of AUC/A at March 31, 2015. We are the largest custodian for U.S. corporate and public pension plans and we service 54% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services.

BNY Mellon is a leader in both global and U.S. Government securities clearance. We settle securities transactions in over 100 markets, act as a clearing agent for 18 of the 22 primary dealers and handle most of the transactions cleared through the Federal Reserve Bank of New York (by volume). As more fully described below, we are a leader in servicing tri-party repo collateral with approximately $2.2 trillion globally. We currently service approximately $1.4 trillion of the $1.7 trillion tri-party repo market in the U.S.

BNY Mellon offers tri-party collateral agency services to dealers and cash investors active in the tri-party repurchase, or repo, market and currently has approximately 86% of the market share of the U.S. tri-party repo market.

BNY Mellon has reduced the amount of secured intraday credit it provides to dealers in connection with their tri-party repo trades in a number of ways, including limiting the collateral used to secure intraday credit to certain more liquid asset classes, reducing the amount of time during which we extend intraday credit, reducing the amount of credit provided in connection with processing collateral substitutions, introducing a functionality that enables us to “roll” maturing trades into new trades without extending credit, and requiring dealers to prefund their repayment obligations in connection with trades collateralized by Depository Trust Company sourced securities. This combination of measures, together with the technological enhancements put in place in 2014, have practically eliminated intraday credit related to tri-party repo processing.

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

BNY Mellon 20

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3.1 trillion in 31 markets.

We serve as depositary for 1,258 sponsored American and global depositary receipt programs at March 31, 2015, acting in partnership with leading companies from 65 countries - an estimated 60% global market share.

Pershing and its affiliates provide business solutions to approximately 1,500 financial organizations globally by delivering dependable operational support; robust trading services; flexible technology; and an expansive array of investment solutions, practice management support and service excellence.

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

BNY Mellon also has been named as a defendant in legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including to investigate and pursue claims against other parties to the MBS transaction. For additional information on our legal proceedings related to this matter, see Note 17 of the Notes to Consolidated Financial Statements.

Review of financial results

AUC/A totaled $28.5 trillion, an increase of 2% from $27.9 trillion at March 31, 2014. The increase was primarily driven by higher market values and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 36% equity securities and 64% fixed income securities at both March 31, 2015 and March 31, 2014.

Revenue generated in the Investment Services business included 36% from non-U.S. sources in the first quarter of 2015 compared with 35% in the first quarter of 2014.

Investment services fees were $1.7 billion, an increase of 3% compared with both the first quarter of 2014 and the fourth quarter of 2014 (unannualized) reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and Global Collateral Services) were $1.0 billion compared with $985 million in the first quarter of 2014 and $992 million in the fourth quarter of 2014. The year-over-year increase primarily reflects net new business, largely driven by Global Collateral Services and securities lending, and market values. The sequential increase primarily reflects higher client expense reimbursements, securities lending revenue and Global Collateral Services fees. Both increases were partially offset by the unfavorable impact of a stronger U.S. dollar.

•
Clearing services fees were $342 million compared with $323 million in the first quarter of 2014 and $346 million in the fourth quarter of 2014. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees and higher clearance revenue driven by higher DARTS volume. The sequential decrease primarily reflects fewer trading days in the first quarter of 2015.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $231 million compared with $228 million in the first quarter of 2014 and $193 million in the fourth quarter of 2014. Both increases reflect higher corporate actions in Depositary Receipts, partially offset by the unfavorable impact of a stronger U.S. dollar. The sequential increase also reflects higher Corporate Trust fees.

•	Treasury services fees were $135 million compared with $134 million in the first quarter of
21 BNY Mellon

2014 and $142 million in the fourth quarter of 2014. The sequential decrease primarily reflects seasonally lower payment volumes.

Foreign exchange and other trading revenue totaled $209 million compared with $158 million in the first quarter of 2014 and $165 million in the fourth quarter of 2014. Both increases primarily reflect higher volume and volatility, as well as higher Depositary Receipts-related activity.

Net interest revenue was $600 million compared with $590 million in the first quarter of 2014 and $574 million in the fourth quarter of 2014. Both increases primarily reflect higher average loans and deposits. The sequential increase also reflects higher internal crediting rates for deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.80 billion compared with $1.78 billion in the first quarter of 2014 and $2.51 billion in the fourth quarter of 2014. Both comparisons reflect higher incentive expense and the impact of the new EU Single Resolution Fund, partially offset by lower compensation expense and the favorable impact of a stronger U.S. dollar. The sequential decrease primarily reflects lower litigation and professional, legal and other purchased services expenses.

Other segment

(dollars in millions)	1Q14	2Q14	3Q14	4Q14	1Q15
Revenue:
Fee and other revenue	$112	$119	$928	$117	$104
Net interest revenue	68	60	69	69	54
Total revenue	180	179	997	186	158
Provision for credit losses	(18)	(12)	(19)	1	2
Noninterest expense (ex. M&I and restructuring charges)	193	93	274	210	120
Income (loss) before taxes (ex. M&I and restructuring charges)	5	98	742	(25)	36
M&I and restructuring charges (recoveries)	—	120	57	—	(4)
Income (loss) before taxes	$5	$(22)	$685	$(25)	$40
Average loans and leases	$10,104	$9,962	$10,278	$10,272	$8,602

See page 31 of our 2014 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue decreased $8 million compared with the first quarter of 2014 and $13 million compared with the fourth quarter of 2014. The year-over-year decrease primarily reflects lower leasing gains. The sequential decrease primarily reflects lower asset-related gains and net securities gains. Both decreases were partially offset by higher other trading revenue.

Net interest revenue decreased $14 million compared with the first quarter of 2014 and $15 million compared with the fourth quarter of 2014. Both decreases reflect higher internal crediting rates to the businesses for deposits.

The provision for credit losses was $2 million primarily driven by growth in our total exposure.

Noninterest expense excluding M&I and restructuring charges decreased $73 million compared with the first quarter of 2014 and $90 million compared with the fourth quarter of 2014. The year-over-year decrease primarily reflects the curtailment gain related to the U.S. pension plan, partially offset by higher incentives reflecting better performance, a lower adjustment for the finalization of the annual incentive awards and the impact of vesting of long-term stock awards for retirement eligible employees. The sequential decrease was driven by lower litigation expense and lower pension expense.

BNY Mellon 22

Critical accounting estimates

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in our 2014 Annual Report. Our critical accounting estimates are those related to the allowance for loan losses and allowance for lending-related commitments, fair value of financial instruments and derivatives, other-than-temporary impairment (“OTTI”), goodwill and other intangibles, and pension accounting, as referenced below.

Critical policy	Reference
Allowance for loan losses and allowance for lending-related commitments	2014 Annual Report, pages 36 - 38.
Fair value of financial instruments and derivatives	2014 Annual Report, pages 38 - 40.
OTTI	2014 Annual Report, pages 40 and 41.
Goodwill and other intangibles	2014 Annual Report, pages 41 and 42.
Pension accounting	2014 Annual Report, pages 42 and 43.

Consolidated balance sheet review

At March 31, 2015, total assets were $399 billion compared with $385 billion at Dec. 31, 2014. The increase in total assets was primarily driven by the level of client deposits. Deposits totaled $281 billion at March 31, 2015 and $266 billion at Dec. 31, 2014. At March 31, 2015 and Dec. 31, 2014, total interest-bearing deposits were 51% of total interest-earning assets.

Total assets averaged $375 billion in the first quarter of 2015 compared with $355 billion in the first quarter of 2014 and $385 billion in the fourth quarter of 2014. The increase in average total assets compared with the first quarter of 2014 was primarily driven by the level of client deposits. Total deposits averaged $249 billion in the first quarter of 2015 compared with $234 billion in the first quarter of 2014. The decrease in average total assets compared with the fourth quarter of 2014 primarily reflects lower levels of federal funds purchased and securities sold under repurchase agreements and commercial paper.

At March 31, 2015, we had $47 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $97 billion of cash (including $90 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $144 billion of available funds. This compares with available funds of $143 billion at Dec. 31, 2014. The increase in available funds primarily reflects an increase in federal funds sold and securities purchased under resale agreements. Total available funds as a percentage of total assets was 36% at March 31, 2015 compared with 37% at Dec. 31, 2014. Of the $47 billion in liquid funds held at March 31, 2015, $19 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 29 days. Of the $19 billion, $4 billion was placed with banks in the Eurozone.

Investment securities were $129 billion, or 32% of total assets, at March 31, 2015, compared with $119 billion, or 31% of total assets, at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Treasury securities in our held-to-maturity portfolio.

Loans were $62 billion, or 16% of total assets, at March 31, 2015, compared with $59 billion, or 15% of total assets, at Dec. 31, 2014. The increase in loans primarily reflects higher financial institution loans, overdrafts and commercial real estate loans.

Long-term debt totaled $20.4 billion at March 31, 2015 and $20.3 billion at Dec. 31, 2014. In the first quarter of 2015, the Parent issued $2.0 billion of senior debt and $2.0 billion of long-term debt matured.

Total The Bank of New York Mellon Corporation shareholders’ equity decreased to $37.3 billion from $37.4 billion at Dec. 31, 2014. The decrease primarily reflects foreign currency translation adjustments and share repurchases, partially offset by earnings retention and approximately $290 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans.

23 BNY Mellon

Exposure in Ireland, Italy, Spain, Portugal, Greece, Russia and Ukraine

We have provided expanded disclosure on countries that have experienced particular market focus on credit quality and are countries experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country. See “Risk management” in our 2014 Annual Report for additional information on how our exposures are managed.

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

Events in Russia and Ukraine significantly increased geopolitical tensions in Central and Eastern Europe. Recent declines in oil prices could also negatively impact companies located in that region. In addition to the exposures in the following table, we provide investments services, including acting as a depositary receipt bank, for companies in Russia, and investment management services primarily through our noncontrolling interest in an asset manager. To date, our businesses with Russian exposure have not been materially impacted by the ongoing tensions, sanctions or impact of the decline in oil prices. Future developments including additional sanctions against Russian entities or a prolonged decrease in oil prices could adversely impact these businesses and our results of operations.

At March 31, 2015 and Dec. 31, 2014, BNY Mellon had exposure of less than $1 million in Portugal, Greece and Ukraine.

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain and Russia at both March 31, 2015 and Dec. 31, 2014. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

BNY Mellon 24

On- and off-balance sheet exposure at March 31, 2015
(in millions)	Ireland	Italy	Spain	Russia	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$131	$333	$415	$17	$896
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	933	1,279	1,829	—	4,041
Loans and leases (c)	446	3	15	134	598
Trading assets (d)	237	2	9	—	248
Total gross on-balance sheet exposure	1,747	1,617	2,268	151	5,783
Less:
Collateral	105	2	9	—	116
Guarantees	—	2	1	—	3
Total collateral and guarantees	105	4	10	—	119
Total net on-balance sheet exposure	$1,642	$1,613	$2,258	$151	$5,664
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$80	$—	$—	$—	$80
Letters of credit (f)	59	3	13	—	75
Total gross off-balance sheet exposure	139	3	13	—	155
Less:
Collateral	70	—	13	—	83
Total net off-balance sheet exposure	$69	$3	$—	$—	$72
Total exposure:
Total gross on- and off-balance sheet exposure	$1,886	$1,620	$2,281	$151	$5,938
Less: Total collateral and guarantees	175	4	23	—	202
Total net on- and off-balance sheet exposure	$1,711	$1,616	$2,258	$151	$5,736

(a)
Interest-bearing deposits with banks represent a $61 million placement with an Irish financial institution, $228 million placements with financial institutions in Italy, $408 million placements with financial institutions in Spain and $199 million of nostro accounts related to our depositary receipts, custody and treasury services activities located in Ireland, Italy, Spain and Russia.

(b)
Investment securities represent $131 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $3.9 billion, fair value, of sovereign debt located in Ireland, Italy and Spain and $39 million, fair value, of investment grade corporate bonds located in Ireland, Italy and Spain. The investment securities were 97% investment grade.

(c)
Loans and leases primarily include $385 million of overdrafts in Ireland and Spain resulting from our custody business, a $75 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $134 million of trade finance and syndicated loans primarily to large, state-owned financial institutions in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to over-the-counter (“OTC”) foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $237 million of receivables primarily due from Irish-domiciled investment funds and $11 million of receivables primarily due from financial institutions in Italy and Spain. Trading assets in Ireland and Spain were collateralized by $39 million of cash and U.S. Treasuries. Additionally, cash collateral on trading assets represents $2 million in Italy.

(e)	Lending-related commitments include $80 million to an insurance company in Ireland, collateralized by $15 million of marketable securities.

(f)
Letters of credit primarily represent $55 million extended to an insurance company in Ireland, collateralized by $52 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with higher risk countries counterparties are excluded.

25 BNY Mellon

On- and off-balance sheet exposure at Dec. 31, 2014
(in millions)	Ireland	Italy	Spain	Russia	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$147	$186	$195	$44	$572
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	818	1,458	1,992	—	4,268
Loans and leases (c)	198	3	1	199	401
Trading assets (d)	239	7	12	—	258
Total gross on-balance sheet exposure	1,402	1,654	2,200	243	5,499
Less:
Collateral	109	7	11	—	127
Guarantees	—	2	1	—	3
Total collateral and guarantees	109	9	12	—	130
Total net on-balance sheet exposure	$1,293	$1,645	$2,188	$243	$5,369
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$91	$—	$—	$—	$91
Letters of credit (f)	61	3	14	—	78
Total gross off-balance sheet exposure	152	3	14	—	169
Less:
Collateral	82	—	14	—	96
Total net off-balance sheet exposure	$70	$3	$—	$—	$73
Total exposure:
Total gross on- and off-balance sheet exposure	$1,554	$1,657	$2,214	$243	$5,668
Less: Total collateral and guarantees	191	9	26	—	226
Total net on- and off-balance sheet exposure	$1,363	$1,648	$2,188	$243	$5,442

(a)
Interest-bearing deposits with banks represent a $94 million placement with an Irish subsidiary of a UK holding company, a $37 million placement with an Irish financial institution, a $100 million placement with a financial institution in Italy, a $195 million placement with a financial institution in Spain, $146 million of nostro accounts related to our depositary receipts, custody and treasury services activities located in Ireland, Italy, Spain and Russia.

(b)
Investment securities represent $146 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $4.1 billion, fair value, of sovereign debt located in Ireland, Italy and Spain and $45 million, fair value, of investment grade corporate bonds located in Ireland, Italy and Spain. The investment securities were 97% investment grade.

(c)
Loans and leases primarily include $124 million of overdrafts primarily to Irish-domiciled investment funds resulting from our custody business, a $74 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $199 million of trade finance and syndicated loans primarily to large, state-owned financial institutions in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to OTC foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $239 million of receivables primarily due from Irish-domiciled investment funds and $19 million of receivables primarily due from financial institutions in Italy and Spain. Trading assets in Ireland and Spain were collateralized by $46 million of cash and U.S. Treasuries. Additionally, cash collateral on trading assets represents $7 million in Italy.

(e)
Lending-related commitments include $79 million to an insurance company in Ireland, collateralized by $14 million of marketable securities, and $12 million to an investment company in Ireland, secured by a lien on the client’s collateral portfolio.

(f)
Letters of credit primarily represent $56 million extended to an insurance company in Ireland, collateralized by $54 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with higher risk countries counterparties are excluded.

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	Dec. 31, 2014		1Q15 change in unrealized gain (loss)	March 31, 2015			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$46,762		$278	$50,635	$51,101		101%	$466		100%	—%	—%	—%	—%
U.S. Treasury	24,857		48	28,414	28,680		101	266		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	18,253		32	18,277	18,469		101	192		78	1	21	—	—
Non-agency RMBS (c)	2,214		(28)	1,699	2,138		81	439		—	1	1	91	7
Non-agency RMBS	1,113		—	1,052	1,070		94	18		1	8	21	69	1
European floating rate notes (d)	1,959		3	1,728	1,723		99	(5)		71	22	—	7	—
Commercial MBS	4,997		32	5,830	5,901		101	71		94	5	1	—	—
State and political subdivisions	5,271		14	5,074	5,159		102	85		79	20	—	—	1
Foreign covered bonds (e)	2,866		(6)	2,732	2,804		103	72		100	—	—	—	—
Corporate bonds	1,785		12	1,695	1,745		103	50		21	67	12	—	—
CLO	2,111		6	2,250	2,258		100	8		100	—	—	—	—
U.S. Government agencies	684		5	1,551	1,554		100	3		100	—	—	—	—
Consumer ABS	3,240		3	3,398	3,400		100	2		99	1	—	—	—
Other (f)	3,032		3	2,879	2,890		100	11		40	—	54	—	6
Total investment securities	$119,144	(g)	$402	$127,214	$128,892	(g)	101%	$1,678	(g)(h)	91%	2%	5%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain, Italy and Netherlands.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancements, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS, commercial MBS and other securities. Primarily consists of exposure to UK and Netherlands.

(e)	Primarily consists of exposure to Canada, UK and Netherlands.

(f)
Includes commercial paper with a fair value of $1.6 billion and $1.6 billion and money market funds with a fair value of $763 million and $814 million at Dec. 31, 2014 and March 31, 2015, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $313 million at Dec. 31, 2014 and $501 million at March 31, 2015.

(h)	Unrealized gains of $1,239 million at March 31, 2015 related to available-for-sale securities.

The fair value of our investment securities portfolio was $128.9 billion compared with $119.1 billion at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Treasury securities in our held-to-maturity portfolio.

At March 31, 2015, the total investment securities portfolio had a net unrealized pre-tax gain of $1.7 billion compared with $1.3 billion at Dec. 31, 2014, including the impact of related hedges. The increase in the net unrealized pre-tax gain was primarily driven by a decline in market interest rates. The unrealized gain net of tax on our investment securities available-for-sale portfolio included in accumulated other comprehensive income was $774 million compared with $675 million at Dec. 31, 2014.

At March 31, 2015, 91% of the securities in our portfolio were rated AAA/AA- compared with 90% of the securities rated AAA/AA- at Dec. 31, 2014.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

27 BNY Mellon

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	1Q14	2Q14	3Q14	4Q14	1Q15
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,236	$2,225	$2,317	$2,432	$2,559
Estimated average life remaining at period end (in years)	5.0	4.8	4.6	4.8	4.5
Amortization	$145	$156	$159	$166	$173
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$534	$510	$465	$413	$386
Estimated average life remaining at period end (in years)	6.3	6.2	6.6	5.9	6.0
Accretion	$46	$41	$40	$36	$32

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q15	4Q14	1Q14
U.S. Treasury	$23	$13	$10
Non-agency RMBS	(1)	17	(2)
Other	2	1	14
Total net securities gains	$24	$31	$22

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the first quarter of 2015, this analysis resulted in $1.3 million of credit losses primarily on our non-agency RMBS portfolio. At March 31, 2015, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased by less than $1 million (pre-tax). See Note 3 of the Notes to Consolidated Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at March 31, 2015. The unrealized loss on these securities was $5 million at March 31, 2015, compared with $8 million at Dec. 31, 2014.

European floating rate notes at March 31, 2015 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,045	$78	$1,123
Netherlands	448	—	448
Ireland	129	—	129
Other	23	—	23
Total fair value	$1,645	$78	$1,723

(a)	71% of these securities are in the AAA to AA- ratings category.

See Note 14 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

BNY Mellon 28

Loans

Total exposure – consolidated	March 31, 2015			Dec. 31, 2014
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$14.7	$16.0	$30.7	$13.3	$15.5	$28.8
Commercial	2.0	18.7	20.7	1.7	18.7	20.4
Subtotal institutional	16.7	34.7	51.4	15.0	34.2	49.2
Wealth management loans and mortgages	11.6	1.7	13.3	11.2	1.7	12.9
Commercial real estate	3.0	3.0	6.0	2.5	2.7	5.2
Lease financings	2.1	—	2.1	2.2	—	2.2
Other residential mortgages	1.2	—	1.2	1.2	—	1.2
Overdrafts	7.0	—	7.0	5.9	—	5.9
Other	1.1	—	1.1	1.1	—	1.1
Subtotal non-margin loans	42.7	39.4	82.1	39.1	38.6	77.7
Margin loans	19.6	0.7	20.3	20.0	0.7	20.7
Total	$62.3	$40.1	$102.4	$59.1	$39.3	$98.4

Total exposures were $102.4 billion, an increase of 4% from $98.4 billion at Dec. 31, 2014. The increase in total exposure primarily reflects an increase in exposure to financial institutions, overdrafts and the commercial real estate portfolio.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 50% of our total lending exposure at both March 31, 2015 and Dec. 31, 2014. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	March 31, 2015					Dec. 31, 2014
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Banks	$9.1	$1.7	$10.8	85%	95%	$7.6	$1.7	$9.3
Asset managers	1.7	5.1	6.8	99	79	2.0	4.8	6.8
Securities industry	3.3	1.1	4.4	89	94	3.1	1.1	4.2
Insurance	0.1	3.9	4.0	99	21	0.1	4.0	4.1
Government	0.1	3.0	3.1	93	55	0.1	2.9	3.0
Other	0.4	1.2	1.6	97	45	0.4	1.0	1.4
Total	$14.7	$16.0	$30.7	92%	75%	$13.3	$15.5	$28.8

The financial institutions portfolio exposure was $30.7 billion at March 31, 2015 compared with $28.8 billion at Dec. 31, 2014. The increase primarily reflects an increase in exposure to banks primarily driven by a higher level of trade finance loans.

Financial institution exposures are high-quality, with 92% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at March 31, 2015. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 75% expire within one year, and 37% expire within 90 days. In addition, 39% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.
For ratings of non-U.S. counterparties, as a conservative measure, our internal credit rating is generally capped at a rating equivalent to the sovereign rating of the country where the counterparty resides regardless of the internal credit

29 BNY Mellon

rating assigned to the counterparty or the underlying collateral.

Our bank exposure primarily relates to our global trade finance and U.S. dollar-clearing businesses. These exposures are predominately to investment grade counterparties and are short term in nature.

The asset manager portfolio exposures are high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of March 31, 2015. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	March 31, 2015					Dec. 31, 2014
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.0	$6.8	95%	20%	$0.8	$5.9	$6.7
Manufacturing	0.4	5.7	6.1	92	13	0.3	5.7	6.0
Energy and utilities	0.5	5.5	6.0	97	7	0.5	5.6	6.1
Media and telecom	0.3	1.5	1.8	93	5	0.1	1.5	1.6
Total	$2.0	$18.7	$20.7	94%	13%	$1.7	$18.7	$20.4

The commercial portfolio exposure increased 1% to $20.7 billion at March 31, 2015, from $20.4 billion at Dec. 31, 2014, primarily reflecting an increase in the media portfolio. Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015
Financial institutions	94%	93%	93%	93%	92%
Commercial	94%	94%	94%	94%	94%

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 92% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at March 31, 2015.

Wealth management loans and mortgages

Our wealth management exposure was $13.3 billion at March 31, 2015 compared with $12.9 billion at

Dec. 31, 2014. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 60% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2015.

At March 31, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 21%; New York - 20%; Massachusetts - 15%; Florida - 8%; and other - 36%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $6.0 billion at March 31, 2015 compared with $5.2 billion at Dec. 31, 2014.

BNY Mellon 30

At March 31, 2015, 59% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 55% secured by residential buildings, 27% secured by office buildings, 10% secured by retail properties, and 8% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”), which are predominantly investment grade, and real estate operating companies.

At March 31, 2015, our commercial real estate portfolio consists of the following concentrations: REITs and real estate operating companies - 45%; New York metro - 38%; and other - 17%.

Lease financings

The leasing portfolio exposure totaled $2.1 billion and included $136 million of airline exposures at March 31, 2015, compared with $2.2 billion of leasing exposures, including $146 million of airline exposures, at Dec. 31, 2014. At March 31, 2015, approximately 87% of the leasing exposure was investment grade.

At March 31, 2015, the $2.0 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At March 31, 2015, our $136 million of exposure to the airline industry consisted of $57 million to major U.S. carriers, $70 million to foreign airlines and $9 million to U.S. regional airlines.

Our airline lease customers experienced a recent recovery in the industry. However, a significant portion of these customers remain highly leveraged and vulnerable to economic downturns. We continue to closely monitor this portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.2 billion at both March 31, 2015 and Dec. 31, 2014. Included in this portfolio at March 31, 2015 are $337 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8.4 billion of loans at March 31, 2015 and $8.7 billion at Dec. 31, 2014 related to a term loan program that offers fully collateralized loans to broker-dealers.

Tri-party repo committed credit facilities

In April 2015, we fully converted the secured intraday credit provided to dealers in connection with their tri-party repo trades from uncommitted credit to committed credit. The committed credit requires dealers to fully secure the outstanding intraday credit with high-quality liquid assets having a market value in excess of the amount of the outstanding credit.

31 BNY Mellon

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity
(dollar amounts in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Margin loans	$19,566	$20,034	$16,430
Non-margin loans	42,620	39,077	37,606
Total loans	$62,186	$59,111	$54,036
Beginning balance of allowance for credit losses	$280	$288	$344
Provision for credit losses	2	1	(18)
Net (charge-offs) recoveries:
Other residential mortgages	1	—	—
Financial institutions	—	1	—
Commercial real estate	—	(2)	—
Commercial	—	(8)	—
Net (charge-offs) recoveries	$1	$(9)	$—
Ending balance of allowance for credit losses	$283	$280	$326
Allowance for loan losses	$190	$191	$198
Allowance for lending-related commitments	93	89	128
Allowance for loan losses as a percentage of total loans	0.31	0.32	0.37
Allowance for loan losses as a percentage of non-margin loans	0.45	0.49	0.53
Total allowance for credit losses as a percentage of total loans	0.46	0.47	0.60
Total allowance for credit losses as a percentage of non-margin loans	0.66	0.72	0.87

Net recoveries were $1 million in the first quarter of 2015 and reflected in the Other residential mortgages portfolio. Net charge-offs were $9 million in the fourth quarter of 2014 and included $8 million of commercial loans. There were no net (charge-offs) recoveries in the first quarter of 2014.

The provision for credit losses was $2 million in the first quarter of 2015, $1 million in the fourth quarter of 2014 and a credit of $18 million in the first quarter of 2014.

The total allowance for credit losses was $283 million at March 31, 2015, $280 million at Dec. 31, 2014 and $326 million at March 31, 2014. The ratio of the total allowance for credit losses to non-margin loans was 0.66% at March 31, 2015, 0.72% at Dec. 31, 2014 and 0.87% at March 31, 2014. The ratio of the allowance for loan losses to non-margin loans was 0.45% at March 31, 2015 compared with 0.49% at Dec. 31, 2014 and 0.53% at March 31, 2014. The decrease in the total allowance for credit losses and the lower ratios at March 31, 2015 compared with March 31, 2014 primarily reflects an improvement in the credit quality in the loan portfolio.

We had $19.6 billion of secured margin loans on our balance sheet at March 31, 2015 compared with $20.0 billion at Dec. 31, 2014 and $16.4 billion at March 31, 2014. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

The allowance for loan losses and allowance for lending-related commitments represent management’s estimate of probable losses inherent in our credit portfolio. This evaluation process is subject to numerous estimates and judgments. For additional information on this process, see “Critical accounting estimates” in our 2014 Annual Report.

To the extent actual results differ from forecasts or management’s judgment, the allowance for credit losses may be greater or less than future charge-offs.

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2014 Annual Report, we have allocated our allowance for credit losses as follows:

BNY Mellon 32

Allocation of allowance	March 31, 2015	Dec. 31, 2014	March 31, 2014
Commercial	23%	21%	24%
Commercial real estate	19	18	13
Foreign	14	16	15
Other residential mortgages	14	14	15
Financial institutions	12	11	15
Lease financing	11	12	11
Wealth management (a)	7	8	7
	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $84 million, while if each credit were rated one grade worse, the allowance would have increased by $191 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $32 million, while if the loss given default were one rating better, the allowance would have decreased by $28 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	March 31, 2015	Dec. 31, 2014
Loans:
Other residential mortgages	$111	$112
Wealth management loans and mortgages	12	12
Commercial real estate	1	1
Total nonperforming loans	124	125
Other assets owned	4	3
Total nonperforming assets (a)	$128	$128
Nonperforming assets ratio	0.21%	0.22%
Nonperforming assets ratio, excluding margin loans	0.3	0.3
Allowance for loan losses/nonperforming loans	153.2	152.8
Allowance for loan losses/nonperforming assets	148.4	149.2
Total allowance for credit losses/nonperforming loans	228.2	224.0
Total allowance for credit losses/nonperforming assets	221.1	218.8

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $73 million at March 31, 2015 and $53 million at Dec. 31, 2014. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

Nonperforming assets activity (in millions)	March 31, 2015	Dec. 31, 2014
Balance at beginning of period	$128	$147
Additions	5	4
Return to accrual status	—	(1)
Charge-offs	—	(3)
Paydowns/sales	(5)	(19)
Balance at end of period	$128	$128

Nonperforming assets were $128 million at both March 31, 2015 and Dec. 31, 2014.

Deposits

Total deposits were $281.3 billion, an increase of 6% compared with $265.9 billion at Dec. 31, 2014. The increase in deposits primarily reflects higher interest-bearing and noninterest-bearing deposits principally in U.S. offices and higher interest-bearing deposits in non-U.S. offices.

33 BNY Mellon

Noninterest-bearing deposits were $111.6 billion at March 31, 2015 compared with $104.3 billion at Dec. 31, 2014. Interest-bearing deposits were $169.7 billion at March 31, 2015 compared with $161.6 billion at Dec. 31, 2014.

Short-term borrowings

We fund ourselves primarily through deposits and, to a lesser extent, other short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, payables to customers and broker-dealers, commercial paper and other borrowed funds. Certain other borrowings, for example, securities sold under repurchase agreements, require the delivery of securities as collateral.

See “Liquidity and dividends” below for a discussion of long-term debt and liquidity metrics that we monitor.

Information related to federal funds purchased and securities sold under repurchase agreements is presented below.

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Maximum daily balance during the quarter	$23,527	$26,777	$21,089
Average daily balance	$13,872	$20,285	$14,505
Weighted-average rate during the quarter	(0.09)%	(0.05)%	(0.13)%
Ending balance	$7,919	$11,469	$9,935
Weighted-average rate at period end	(0.10)%	(0.02)%	(0.14)%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from overnight borrowing opportunities. The weighted-average rates in all periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Maximum daily balance during the quarter	$22,648	$22,112	$17,961
Average daily balance (a)	$21,581	$20,707	$16,276
Weighted-average rate during the quarter (a)	0.07%	0.08%	0.09%
Ending balance	$21,959	$21,181	$16,822
Weighted-average rate at period end	0.07%	0.09%	0.10%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $10,932 million in the first quarter of 2015, $10,484 million in the fourth quarter of 2014 and $8,883 million in the first quarter of 2014.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Maximum daily balance during the quarter	$4,369	$4,800	$1,697
Average daily balance	$1,113	$4,400	$102
Weighted-average rate during the quarter	0.09%	0.09%	0.05%
Ending balance	$—	$—	$27
Weighted-average rate at period end	—%	—%	0.02%

The decrease in the average daily balance of commercial paper in the first quarter of 2015 was primarily driven by a decrease in the relative attractiveness of commercial paper funding. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

BNY Mellon 34

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Maximum daily balance during the quarter	$3,821	$2,413	$2,000
Average daily balance	$995	$870	$1,035
Weighted-average rate during the quarter	0.96%	1.06%	0.51%
Ending balance	$869	$786	$1,305
Weighted-average rate at period end	1.17%	1.15%	0.34%

Other borrowed funds primarily include overdrafts of sub-custodian account balances in our Investment Services businesses and borrowings under lines of credit by our Pershing subsidiaries. Overdrafts typically relate to timing differences for settlements. Fluctuations of other borrowed funds from prior periods primarily reflect changes in overdrafts of sub-custodian account balances in our Investment Services businesses.

Liquidity and dividends

BNY Mellon defines liquidity as the ability of the Parent and its subsidiaries to access funding or convert assets to cash quickly and efficiently, or to rollover or issue new debt, especially during periods of market stress and in order to meet its short-term (up to one year) obligations. Liquidity risk is the risk that BNY Mellon cannot meet its cash and collateral obligations at a reasonable cost for both expected and unexpected cash flows, without adversely affecting daily operations or our financial condition. Liquidity risk can arise from cash flow mismatches, market constraints from the inability to convert assets to cash, inability to raise cash in the markets, deposit run-off, or contingent liquidity events. Changes in economic conditions or exposure to credit, market, operational, legal, and reputational risks also can affect BNY Mellon’s liquidity risk profile and are considered in our liquidity risk framework.

For additional information on our liquidity policy, see “Risk Management - Liquidity risk” in our 2014 Annual Report.

Our overall approach to liquidity management is further described in “Liquidity and Dividends” in our 2014 Annual Report.

U.S. regulators have established a liquidity coverage ratio (“LCR”) that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the consolidated HQLA as of March 31, 2015.

Consolidated HQLA and LCR	March 31, 2015
(in billions)
Securities (a)	$108
Cash (b)	86
Total consolidated HQLA (c)	$194

Liquidity coverage ratio (d)	109%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. Government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)	Consolidated HQLA presented before haircuts. After haircuts, consolidated HQLA totaled $178 billion.

(d)	Based on our interpretation of the Final LCR Rule.

Starting on Jan. 1, 2015, we and our domestic bank subsidiaries are required to meet an LCR of 80% calculated monthly for a six month period, after which the LCR must be calculated daily. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time, we will be required to meet an LCR of 100%. As of March 31, 2015, based on our interpretation of the Final LCR Rule, we believe we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. For additional information on the LCR, see “Supervision and Regulation - Liquidity Standards - Basel III and U.S. Proposals” in our 2014 Annual Report.

We also perform liquidity stress tests to ensure the Company maintains sufficient liquidity resources under multiple stress scenarios. Stress tests are based on scenarios that measure liquidity risks under unlikely but plausible events. We perform these tests under various time horizons ranging from one day to one year in a base case, as well as supplemental tests to determine whether the Company’s liquidity is sufficient for severe market events and firm-specific events. Under our scenario testing program, the results of the tests indicate that the Company has sufficient liquidity.

35 BNY Mellon

Beginning on Jan. 1, 2015, BHCs with total consolidated assets of $50 billion or more are subject to the Federal Reserve’s Enhanced Prudential Standards, which include liquidity standards, described under “Supervision and Regulation - Enhanced Prudential Standards” in our 2014 Annual Report. BNY Mellon has taken actions to comply with these standards, various liquidity risk management standards and maintain a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing.

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The level of available funds at March 31, 2015 was relatively flat compared with Dec. 31, 2014 as higher levels of liquid funds were offset by lower levels of interest bearing deposits with the Federal Reserve and other central banks.

Available and liquid funds	March 31, 2015	Dec. 31, 2014	Average
(in millions)			1Q15	4Q14	1Q14
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$18,937	$19,495	$22,071	$24,623	$41,617
Federal funds sold and securities purchased under resale agreements	28,268	20,302	20,411	18,536	11,118
Total liquid funds	47,205	39,797	42,482	43,159	52,735
Cash and due from banks	7,167	6,970	6,204	4,715	5,886
Interest-bearing deposits with the Federal Reserve and other central banks	89,704	96,682	81,160	97,440	74,399
Total available funds	$144,076	$143,449	$129,846	$145,314	$133,020
Total available funds as a percentage of total assets	36%	37%	35%	38%	37%

On an average basis for the three months ended March 31, 2015 and the three months ended March 31, 2014, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $23.6 billion and $23.3 billion, respectively. The increase primarily reflects higher money market rate accounts and commercial paper, partially offset by lower trading liabilities. Average foreign deposits, primarily from our European-based Investment Services business, were $104.8 billion for the three months ended March 31, 2015 compared with $101.1 billion for the three months ended March 31, 2014. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $47.9 billion for the three months ended March 31, 2015 compared with $46.3 billion for the three months ended March 31, 2014. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $10.9 billion for the three months ended March 31, 2015 and $8.9 billion for the three months ended March 31, 2014. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.2 billion for the three months ended March 31, 2015 and $20.4 billion for the three months ended March 31, 2014. The decrease in average long-term debt was driven by scheduled debt maturities, partially offset by new issuances. Average noninterest-bearing deposits increased to $89.6 billion for the three months ended March 31, 2015 from $81.4 billion for the three months ended March 31, 2014, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to March 31, 2015, our bank subsidiaries could declare dividends to the Parent of approximately $1.6 billion, without the need for a regulatory waiver. In addition, at March 31, 2015, non-bank subsidiaries of the Parent had liquid assets of approximately $1.4 billion.

BNY Mellon 36

In February 2015, BNY Mellon paid a quarterly common stock cash dividend of $0.17 per common share. Our common stock dividend payout ratio was 25% for the first three months of 2015. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements in our 2014 Annual Report.

The Parent’s average commercial paper borrowings were $1.1 billion in the first quarter of 2015 and $102 million in the first quarter of 2014. The Parent had cash of $7.5 billion at March 31, 2015, compared with $7.4 billion at Dec. 31, 2014. There was no overnight commercial paper outstanding issued by the Parent at March 31, 2015 and Dec. 31, 2014. Net of commercial paper outstanding, the Parent’s cash position at March 31, 2015, increased by $120 million compared with Dec. 31, 2014, primarily reflecting loan payments from subsidiaries and the issuance of common stock, partially offset by common share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in and loans to its subsidiaries.

In the first quarter of 2015, we repurchased 10.3 million common shares at an average price of $38.85 per common share for a total cost of $400 million.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over a minimum of the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of March 31, 2015, the Parent was in compliance with its liquidity policy.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of March 31, 2015, were as follows:

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

As a result of S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s S&P ratings benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from two notches of “lift” from Moody’s Investors Service (“Moody’s”) and one notch of “lift” from S&P.

In March 2015, S&P indicated that it could remove assumed government support in its ratings on the eight U.S. G-SIBs, including the Parent. The eight U.S. G-SIBs, including the Parent, could be placed on CreditWatch as S&P nears a decision regarding whether to withdraw its government support assumptions. The withdrawal of assumed government support may result in a one-notch downgrade of the Parent. S&P indicated that its outlooks on The Bank of New York Mellon and BNY Mellon, N.A. are stable.

In addition, in March 2015, Moody’s published its revised methodology for rating banks globally. The Parent, The Bank of New York Mellon and BNY Mellon, N.A.’s ratings are not expected to be adversely impacted by Moody’s change in methodology. For further discussion on the impact of a credit rating downgrade, see Note 16 of the Notes to Consolidated Financial Statements and in our 2014 Annual Report, see our credit ratings Risk Factor.

37 BNY Mellon

Long-term debt totaled $20.4 billion at March 31, 2015 and $20.3 billion at Dec. 31, 2014. In the first quarter of 2015, the Parent issued $2.0 billion of senior debt, consisting of $1.25 billion of senior medium-term notes maturing in 2020 at an annual interest rate of 2.15% and $750 million of senior medium-term notes maturing in 2025 at an annual interest rate of 3.00%. Additionally, $2.0 billion of long-term debt matured. The Parent has $1.65 billion of long-term debt that will mature in the remainder of 2015.

On April 28, 2015, BNY Mellon issued 1,000,000 depository shares, each representing a 1/100th interest in a share of BNY Mellon’s Series E noncumulative perpetual preferred stock. The Series E preferred stock has an aggregate liquidation preference of $1 billion. BNY Mellon will pay dividends on the Series E preferred stock, if declared by our board of directors, at an annual rate equal to 4.950% on each June 20 and December 20, commencing Dec. 20, 2015, to and including June 20, 2020; and a floating rate equal to three-month LIBOR plus 342 basis points on each March 20, June 20, September 20 and December 20, commencing Sept. 20, 2020.

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 113.0% at March 31, 2015 and 112.0% at Dec. 31, 2014. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $6 million, in aggregate, in the first quarter of 2015.

Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines was $36 million, in aggregate, in the first quarter of 2015.

Statement of cash flows

Cash used for operating activities was $64 million in the three months ended March 31, 2015 compared with $1.1 billion in the three months ended March 31, 2014. In the first three months of 2015, cash flows from operations were the result of changes in accruals and other balances, partially offset by earnings and trading activities. In the first three months of 2014, cash flows used for operations were principally the result of changes in accruals and other balances, partially offset by earnings.

Cash used for investing activities was $10.3 billion in the three months ended March 31, 2015 compared with $7.4 billion of cash provided by investing activites in the three months ended March 31, 2014. In the first three months of 2015, purchases of securities and changes in federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns, and maturities of securities and decreases in interest-bearing deposits with the Federal Reserve and other central banks. In the first three months of 2014, a decrease in interest-bearing deposits with the Federal Reserve and other central banks and sales, paydowns and maturities of securities available-for-sale, was partially offset by purchases of securities available-for-sale.

Cash provided by financing activities was $10.6 billion in the three months ended March 31, 2015 compared with $6.7 billion of cash used by financing activities in the three months ended March 31, 2014. In the first three months of 2015, an increase in deposits was partially offset by changes in federal funds purchased and securities sold under repurchase agreements. In the first three months of 2014, a decrease in deposits was partially offset by the proceeds from the issuance of long-term debt and an increase in payables to customers and broker-dealers.

BNY Mellon 38

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	March 31, 2015	Dec. 31, 2014
Average common equity to average assets	9.5%	9.6%

At period end:
BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	9.4%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.0%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.0%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$37,328	$37,441
Total BNY Mellon common shareholders’ equity – GAAP	$35,766	$35,879
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$16,618	$16,439
Book value per common share – GAAP (a)	$31.89	$32.09
Tangible book value per common share – Non-GAAP (a)	$14.82	$14.70
Closing stock price per common share	$40.24	$40.57
Market capitalization	$45,130	$45,366
Common shares outstanding	1,121,512	1,118,228

Cash dividends per common share	$0.17	$0.17
Common dividend payout ratio	25%	94%
Common dividend yield (annualized)	1.7%	1.7%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 49 for a reconciliation of GAAP to non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity decreased to $37.3 billion from $37.4 billion at Dec. 31, 2014. The decrease primarily reflects foreign currency translation adjustments and share repurchases, partially offset by earnings retention and approximately $290 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans.

The unrealized gain net of tax on our investment securities portfolio recorded in accumulated other comprehensive income was $774 million compared with $675 million at Dec. 31, 2014. The increase in the valuation of the investment securities portfolio reflects a decline in market interest rates.

During the first quarter of 2015, we repurchased 10.3 million common shares at an average price of $38.85 per common share for a total cost of $400 million.

In March 2015, BNY Mellon received confirmation that the Federal Reserve did not object to our 2015 capital plan filed under the Federal Reserve’s capital plan rules in connection with CCAR. The board of directors subsequently approved the repurchase of up to $3.1 billion worth of common stock beginning in the second quarter of 2015 and continuing through the second quarter of 2016, including employee benefit plan repurchases. Of the $3.1 billion authorization, common stock repurchases of $700 million are contingent on a prior issuance of $1 billion of qualifying preferred stock. On April 28, 2015, we completed a $1 billion offering of preferred stock. We issued 1,000,000 depository shares, each representing a 1/100th interest in a share of BNY Mellon’s Series E noncumulative perpetual preferred stock.

On April 22, 2015, The Bank of New York Mellon Corporation declared a quarterly common stock dividend of $0.17 per common share. This cash dividend is payable on May 14, 2015 to shareholders of record as of the close of business on May 4, 2015.

BNY Mellon’s tangible common shareholders’ equity to tangible assets of operations ratio was 6.0% at March 31, 2015 and 6.5% at Dec. 31, 2014. The decrease primarily reflects an increase in total assets.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

39 BNY Mellon

As of March 31, 2015 and Dec. 31, 2014, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Tier 1 and Total capital to risk-weighted assets ratios and, in the case of our bank subsidiaries, the leverage capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2014 Annual Report in “Supervision and Regulation-Regulated Entities of BNY Mellon and Ancillary Regulatory Requirements” and “Risk Factors-Operational and Business Risk-Failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our business and financial condition.”

The U.S. banking agencies’ capital rules have been based on guidance from the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements see “Supervision and Regulation” in our 2014 Annual Report. BNY Mellon is subject to Basel III under the Final Capital Rules, which are being gradually phased-in over a multi-year period through 2018. Effective in the second quarter of 2014, BNY Mellon was approved to exit parallel run reporting for U.S. regulatory capital purposes related to the Final Capital Rules’ Advanced Approaches. In the first quarter of 2015, we implemented the Basel III Standardized Approach which replaced the Basel I-based calculation of risk-weighted assets (“RWA”) with a revised methodology using a broader array of more risk sensitive risk-weighting categories.

Our risk-based capital adequacy is determined using the higher of RWA determined using the Standardized Approach and Advanced Approach. The consolidated and The Bank of New York Mellon ratios included in the table below are based on the Advanced Approach as the related RWA were higher using that framework at both March 31, 2015 and Dec. 31, 2014.

Our estimated Basel III CET1 ratios on a fully phased-in basis are based on our current interpretation of the Final Capital Rules. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely impacted. Risk-weighted assets at March 31, 2015 and Dec. 31, 2014 under the transitional Advanced Approach do not reflect the use of a simple value-at-risk (“VaR”) methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The Company has requested written approval to use this methodology. The estimated net impact of such a VaR methodology for March 31, 2015 regulatory capital ratios calculated under the transitional Advanced Approach would have been an increase of approximately 25 basis points to the CET1, Tier 1 and Total capital ratios. The leverage capital ratio is not impacted.

Our consolidated and largest bank subsidiary, The Bank of New York Mellon, regulatory capital ratios are shown below. We expect to deconsolidate certain consolidated investment management funds, including substantially all of the consolidated CLOs, upon adoption of the new ASU on consolidations. See “Recent accounting and regulatory developments - Recently Issued Accounting Standards” on page 54 for further discussion. The estimated impact of deconsolidating the CLOs would increase the consolidated transitional and fully phased-in Advanced Approaches capital ratios by approximately 65-75 basis points.

BNY Mellon 40

Consolidated and largest bank subsidiary regulatory capital ratios	March 31, 2015					Dec. 31, 2014
	Well capitalized		Minimum required		Capital ratios

Consolidated regulatory capital ratios: (a)
CET1 ratio	N/A	(b)	4.5%		10.0%	11.2%
Tier 1 capital ratio	6%		6%		10.9%	12.2%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%		11.2%	12.5%
Leverage capital ratio	N/A	(b)	4%		5.6%	5.6%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio:
Standardized Approach	(c)		(c)		9.6%	10.6%
Advanced Approach	(c)		(c)		9.2%	9.8%
Estimated SLR (d)	N/A		3%	(e)	4.5%	4.4%

The Bank of New York Mellon regulatory capital ratios:
CET1 ratio	6.5%		4.5%		11.6%	N/A
Tier 1 capital ratio	8%		6%		12.0%	13.0%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%		12.3%	13.2%
Leverage capital ratio	5%		4%		5.3%	5.2%

(a)
Risk-based capital ratios at March 31, 2015 and Dec. 31, 2014 include the net impact of the total consolidated assets of certain consolidated investment management funds in risk-weighted assets. The leverage capital ratio was not impacted.

(b)	The federal banking agencies’ regulatory capital requirements do not establish well-capitalized thresholds for these measures for bank holding companies.

(c)	On a fully phased-in basis, we expect to satisfy a minimum CET1 ratio of at least 7%, expected to rise to 8% or more, assuming an additional G-SIB buffer of at least 1%.

(d)	The estimated fully phased-in SLR as of March 31, 2015 and Dec. 31, 2014 is based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR.

(e)	When fully phased-in, we expect to maintain an SLR of over 5%, 3% attributable to the minimum required SLR, and greater than 2% attributable to a buffer applicable to U.S. G-SIBs.
N/A – Not applicable.

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.2% at March 31, 2015 and 9.8% at Dec. 31, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 9.6% at March 31, 2015 and 10.6% at Dec. 31, 2014. The decrease in the estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach from Dec. 31, 2014 was primarily driven by increases in RWA, which more than offset an increase in the estimated Basel III CET1 capital. The increase in RWA was primarily related to increases in operational risk RWA. The increase in capital was driven by earnings retention and stock awards, partially offset by a decrease in accumulated other comprehensive income primarily related to foreign currency translation and increases in the pension obligation.

The estimated fully phased-in SLR (Non-GAAP) of 4.5% at March 31, 2015 and 4.4% at Dec. 31, 2014 was based on our interpretation of the Final Capital Rules, as supplemented by the Federal Reserve’s final rules on the SLR.

For additional information on the Final Capital Rules, see “Supervision and Regulation - Capital Requirement - Existing U.S. Requirements” in our 2014 Annual Report.

The Basel III Advanced Approach capital ratios are significantly impacted by operational losses.  Our operational loss risk model is informed by external losses, including fines and penalties levied against institutions in the financial services industry, particularly those that relate to businesses in which we operate, and as a result external losses have impacted and could in the future impact the amount of capital that we are required to hold.

Management views the estimated fully phased-in Basel III CET1 and other risk-based capital ratios and SLR as key measures in monitoring BNY Mellon’s capital position and progress against future regulatory capital standards. Additionally, the presentation of the estimated fully phased-in Basel III CET1 and other risk-based capital ratios and SLR are intended to allow investors to compare these ratios with estimates presented by other companies. The estimated fully phased-in Basel III CET1 and other

41 BNY Mellon

risk-based capital ratios assume all relevant regulatory approvals. The Final Capital Rules require approval by banking regulators of certain models used as part of risk-weighted asset calculations. If these models are not approved, the estimated fully phased-in Basel III CET1 and other risk-based capital ratios would likely be adversely impacted.

Our capital ratios are necessarily subject to, among other things, BNY Mellon’s further review of applicable rules, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of RWA calculations, other refinements, further implementation guidance from regulators, market practices and standards and any changes BNY Mellon may make to its businesses. Consequently, our capital ratios remain subject to ongoing review and revision and may change based on these factors.

The table below presents the factors that impacted fully phased-in Basel III CET1.

Estimated Basel III CET1 generation presented on a fully phased-in basis – Non-GAAP	Quarter ended
(in millions)	March 31, 2015	Dec. 31, 2014
Estimated fully phased-in Basel III CET1 – Non-GAAP – Beginning of period	$15,931	$16,720
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	766	209
Goodwill and intangible assets, net of related deferred tax liabilities	292	220
Gross Basel III CET1 generated	1,058	429
Capital deployed:
Dividends	(192)	(195)
Common stock repurchased	(400)	(432)
Total capital deployed	(592)	(627)
Other comprehensive income (loss):
Foreign currency translation	(562)	(279)
Unrealized gain on assets available-for-sale	119	19
Pension liabilities	(104)	(456)
Unrealized (loss) on cash flow hedges	(1)	(2)
Total other comprehensive (loss)	(548)	(718)
Additional paid-in capital (a)	261	127
Other additions (deductions):
Net pension fund assets	(18)	19
Deferred tax assets	2	(1)
Cash flow hedges	1	2
Embedded goodwill	26	(18)
Other	2	(2)
Total other additions	13	—
Net Basel III CET1 generated	192	(789)
Estimated fully phased-in Basel III CET1 – Non-GAAP – End of period	$16,123	$15,931

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 42

The following table presents the components of our transitional and fully phased-in Basel III CET1, Tier 1 and Tier 2 capital, the Basel III RWA determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the leverage exposure for estimated SLR purposes.

Basel III capital components and ratios (a)	March 31, 2015		Dec. 31, 2014
(in millions)	Transitional	Fully phased-in	Transitional	Fully phased-in
CET1:
Common shareholders’ equity	$36,092	$35,766	$36,326	$35,879
Goodwill and intangible assets	(17,440)	(19,148)	(17,111)	(19,440)
Net pension fund assets	(42)	(105)	(17)	(87)
Equity method investments	(315)	(375)	(314)	(401)
Deferred tax assets	(7)	(16)	(4)	(18)
Other	5	1	4	(2)
Total CET1	18,293	16,123	18,884	15,931

Other Tier 1 capital:
Preferred stock	1,562	1,562	1,562	1,562
Trust preferred securities	74	—	156	—
Disallowed deferred tax assets	(9)	—	(14)	—
Net pension fund assets	(63)	—	(69)	—
Other	(5)	(2)	(17)	(12)
Total Tier 1 capital	19,852	17,683	20,502	17,481

Tier 2 capital:
Trust preferred securities	223	—	156	—
Subordinated debt	298	298	298	298
Allowance for credit losses	283	283	280	280
Other	(1)	(1)	(11)	(11)
Total Tier 2 capital - Standardized Approach	803	580	723	567
Excess of expected credit losses	17	17	13	24
Less: Allowance for credit losses	283	283	280	280
Total Tier 2 capital - Advanced Approach	$537	$314	$456	$311

Total capital:
Standardized Approach	$20,655	$18,263	$21,225	$18,048
Advanced Approach	$20,389	$17,997	$20,958	$17,792

Risk-weighted assets:
Standardized Approach	$169,608	$167,790	$125,562	$150,881
Advanced Approach:
Credit Risk	$122,902	$116,380	$120,122	$114,105
Market Risk	3,396	3,396	3,046	3,046
Operational Risk	56,375	56,375	45,112	45,112
Total Advanced Approach	$182,673	$176,151	$168,280	$162,263

Standardized Approach:
Estimated Basel III CET1 ratio	10.8%	9.6%	15.0%	10.6%
Tier 1 capital ratio	11.7%	10.5%	16.3%	11.6%
Total (Tier 1 plus Tier 2) capital ratio	12.2%	10.9%	16.9%	12.0%

Advanced Approach:
Estimated Basel III CET1 ratio	10.0%	9.2%	11.2%	9.8%
Tier 1 capital ratio	10.9%	10.0%	12.2%	10.8%
Total (Tier 1 plus Tier 2) capital ratio	11.2%	10.2%	12.5%	11.0%

Average assets for leverage capital purposes	$357,339		$368,140
Total leverage exposure for estimated SLR purposes - Non-GAAP		$393,062		$398,813

(a)	On a regulatory basis as determined under the Final Capital Rules.

43 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at March 31, 2015.

Capital above thresholds at March 31, 2015
(in millions)	Consolidated		The Bank of New York Mellon (b)
CET1	$10,073	(a)	$6,490
Tier 1 capital (b)	8,892		5,136
Total capital (b)	2,122		2,914
Leverage capital	5,558	(a)	979

(a)	Based on minimum required standards.

(b)	Based on well-capitalized standards.

The following table shows the impact of a $1 billion increase or decrease in risk-weighted assets/quarterly average assets or a $100 million increase or decrease in common equity on the consolidated capital ratios at March 31, 2015.

Sensitivity of consolidated capital ratios at March 31, 2015
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in risk-weighted assets/quarterly average assets
CET1:
Standardized Approach	6	bps	6	bps
Advanced Approach	5		6

Tier 1 capital:
Standardized Approach	6		7
Advanced Approach	5		6

Total capital:
Standardized Approach	6		7
Advanced Approach	5		6

Leverage capital	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	6		6
Advanced Approach	6		5

Estimated SLR, fully phased-in – Non-GAAP	3		1

At March 31, 2015, we had $297 million of trust preferred securities outstanding, of which 25% currently qualify as Tier 1 capital and 75% as Tier 2 capital. Under the Final Capital Rules, these trust preferred securities may continue to be included in Tier 1 capital up to the following percentages: calendar year 2015 - 25% and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the Final Capital Rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates and the availability of cash and capital.

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

Supplementary leverage ratio

BNY Mellon has presented its estimated fully phased-in Basel III SLR based on its interpretation of the Final Capital Rules, which are being gradually phased-in over a multi-year period, as supplemented by the Federal Reserve’s final rules concerning the SLR published on Sept. 3, 2014, and on the application of such rules to BNY Mellon’s businesses as currently conducted. When fully phased-in, we expect to maintain an SLR of over 5%, 3% attributable to the minimum required SLR, and greater than 2% attributable to a buffer applicable to U.S. G-SIBs.

BNY Mellon 44

The following table presents the components of our fully phased-in estimated SLR.

Estimated fully phased-in SLR – Non-GAAP (dollars in millions)	March 31, 2015	Dec. 31, 2014
Total estimated fully phased-in Basel III CET1 – Non-GAAP	$16,123	$15,931
Additional Tier 1 capital	1,560	1,550
Total Tier 1 capital	$17,683	$17,481

Total leverage exposure:
Quarterly average total assets	$374,890	$385,232
Less: Amounts deducted from Tier 1 capital	19,643	19,947
Total on-balance sheet assets, as adjusted	355,247	365,285
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	9,295	11,376
Repo-style transaction exposures included in SLR	6,474	302
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	22,046	21,850
Total off-balance sheet exposures	37,815	33,528
Total leverage exposure	$393,062	$398,813

Estimated fully phased-in SLR – Non-GAAP	4.5%	4.4%

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades. Positions managed for our own account are immaterial to our foreign exchange and other trading revenue and to our overall results of operations. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, VaR methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. See Note 16 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	1st Quarter 2015			March 31, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0	$6.3
Foreign exchange	0.9	0.6	1.4	0.7
Equity	1.4	0.8	1.9	1.3
Diversification	(2.0)	N/M	N/M	(2.2)
Overall portfolio	5.5	3.9	8.5	6.1

VaR (a)	4th Quarter 2014			Dec. 31, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.8	$7.0	$3.8
Foreign exchange	1.0	0.6	1.8	0.7
Equity	0.9	0.6	1.5	0.8
Diversification	(1.6)	N/M	N/M	(1.3)
Overall portfolio	5.5	4.0	7.0	4.0

VaR (a)	1st Quarter 2014			March 31, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$8.5	$6.5	$13.4	$9.0
Foreign exchange	1.1	0.5	1.8	1.2
Equity	2.3	1.3	4.0	1.9
Diversification	(2.9)	N/M	N/M	(3.3)
Overall portfolio	9.0	6.9	13.0	8.8

(a)
VaR figures do not reflect the impact of the credit valuation adjustment (“CVA”) guidance in Accounting Standards Codification (“ASC”) 820. This is consistent with the regulatory treatment. VaR exposure does not include the impact of the Company’s consolidated investment management funds and seed capital investments.

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
45 BNY Mellon

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

During the first quarter of 2015, interest rate risk generated 69% of average VaR, equity risk generated 19% of average VaR and foreign exchange risk accounted for 12% of average VaR. During the first quarter of 2015, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The year-over-year and sequential variances are due to higher foreign exchange trading volatility.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015
Revenue range:	Number of days
Less than $(2.5)	—	—	—	—	1
$(2.5) - $0	9	6	3	7	2
$0 - $2.5	25	31	34	28	18
$2.5 - $5.0	24	26	20	18	24
More than $5.0	3	1	7	9	16

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $10 billion at both March 31, 2015 and Dec. 31, 2014.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $7 billion at both March 31, 2015 and Dec. 31, 2014.

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

At March 31, 2015, our OTC derivative assets of $6.6 billion included a CVA deduction of $52 million. Our OTC derivative liabilities of $7.3 billion included a debit valuation adjustment (“DVA”) of $5 million related to our own credit spread. Net of hedges, the CVA decreased $2 million and the DVA increased $1 million in the first quarter of 2015. The net impact of these adjustments increased foreign exchange and other trading revenue by $3 million in the first quarter of 2015.

In the fourth quarter of 2014, net of hedges, the CVA and the DVA were both unchanged. There was no impact related to the CVA and DVA on foreign exchange and other trading revenue in the fourth quarter of 2014.

In the first quarter of 2014, net of hedges, the CVA decreased $1 million and the DVA increased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $2 million in the first quarter of 2014.

BNY Mellon 46

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
	Quarter ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015
Rating:
AAA to AA-	41%	44%	37%	37%	37%
A+ to A-	38	35	45	46	47
BBB+ to BBB-	16	16	14	14	14
Non-investment grade (BB+ and lower)	5	5	4	3	2
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	March 31, 2015
up 200 bps parallel rate ramp vs. baseline (a)	$447	$426	$457	$363	$210
up 100 bps parallel rate ramp vs. baseline (a)	376	364	365	326	262
Long-term up 50 bps, short-term unchanged (b)	50	47	37	28	14
Long-term down 50 bps, short-term unchanged (b)	(46)	(40)	(44)	(54)	(69)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps – basis points.

47 BNY Mellon

Incremental investment in fixed rate assets has resulted in higher net interest revenue projections in the baseline scenario, however, it has lowered net interest revenue sensitivity. Further, increased deposit run-off assumptions in our scenarios also reduced net interest revenue sensitivity. These assumptions are highly sensitive to the future course of monetary policy.

The 100 basis point ramp scenario assumes rates increase 25 basis points in each of the next four quarters and the 200 basis point ramp scenario assumes a 50 basis point per quarter increase.

Our net interest revenue sensitivity table above incorporates assumptions about the impact of changes in interest rates on depositor behavior based on historical experience. Given the current historically low interest rate environment and the potential change to implementation of monetary policy, the impact of depositor behavior is highly uncertain. Growth or contraction of deposits could also be affected by the following factors:

•	Monetary policy;

•	Global economic uncertainty;

•	Our ratings relative to other financial institutions’ ratings; and

•	Money market mutual fund and other regulatory reform.

Any of these events could change our assumptions about depositor behavior and have a significant impact on our balance sheet and net interest revenue.

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated VIEs. For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include: lending-related guarantees issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 17 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

BNY Mellon 48

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based on fully phased-in Basel III CET1 and other risk-based capital ratios, SLR and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 and other risk-based capital ratios on a fully phased-in basis, the SLR on a fully phased-in basis and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, utilized by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds; and expense measures which exclude M&I expenses, litigation charges, restructuring charges, amortization of intangible assets and the charge (recovery) related to investment management funds, net of incentives. Earnings per share, return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Earnings per share and return on equity measures also exclude the benefit primarily related to a tax carryback claim. Operating margin measures may also exclude amortization of intangible assets and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain charges as a result of prior transactions. M&I expenses primarily relate to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

The presentation of revenue growth on a constant currency basis permits investors to assess the significance of changes in foreign currency exchange rates. Growth rates on a constant currency basis were determined by applying the current period foreign currency exchange rates to the prior period revenue. BNY Mellon believes that this presentation, as a supplement to GAAP information, gives investors a clearer picture of the related revenue results without the variability caused by fluctuations in foreign currency exchange rates.

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

49 BNY Mellon

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to Non-GAAP	4Q14
	Net	Diluted
(in millions, except per common share amounts)	income	EPS
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$209	$0.18
Less: Benefit primarily related to a tax carryback claim	150	0.13
Add: Litigation and restructuring charges	608	0.53
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – Non-GAAP	$667	$0.58

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	1Q15		4Q14	1Q14
Income before income taxes – GAAP	$1,149		$164	$926
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	90		24	20
Add: Amortization of intangible assets	66		73	75
M&I, litigation and restructuring charges	(3)		800	(12)
Charge (recovery) related to investment management funds, net of incentives	—		—	(5)
Income before income taxes, as adjusted – Non-GAAP (a)	$1,122		$1,013	$964

Fee and other revenue – GAAP	$3,002		$2,935	$2,883
Income from consolidated investment management funds – GAAP	121		42	36
Net interest revenue – GAAP	728		712	728
Total revenue – GAAP	3,851		3,689	3,647
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	90		24	20
Total revenue, as adjusted – Non-GAAP (a)	$3,761		$3,665	$3,627

Pre-tax operating margin (b)	30%	(c)	4%	25%
Pre-tax operating margin – Non-GAAP (a)(b)	30%	(c)	28%	27%

(a)
Non-GAAP excludes net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges, and a charge (recovery) related to investment management funds, net of incentives, if applicable.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis these investments would increase revenue and income before taxes by $64 million for 1Q15 and would increase our pre-tax operating margin by approximately 1.2%.

BNY Mellon 50

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	1Q15	4Q14	1Q14
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$766	$209	$661
Add: Amortization of intangible assets, net of tax	43	47	49
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	809	256	710
Less: Benefit primarily related to a tax carryback claim	—	150	—
Add: M&I, litigation and restructuring charges	(2)	608	(7)
Charge (recovery) related to investment management funds, net of incentives	—	—	(4)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$807	$714	$699

Average common shareholders’ equity	$35,486	$36,859	$36,289
Less: Average goodwill	17,756	17,924	18,072
Average intangible assets	4,088	4,174	4,422
Add: Deferred tax liability – tax deductible goodwill (b)	1,362	1,340	1,306
Deferred tax liability – intangible assets (b)	1,200	1,216	1,259
Average tangible common shareholders’ equity – Non-GAAP	$16,204	$17,317	$16,360

Return on common equity – GAAP (c)	8.8%	2.2%	7.4%
Return on common equity – Non-GAAP (a)(c)	9.2%	7.7%	7.8%

Return on tangible common equity – Non-GAAP (a)(c)	20.3%	5.9%	17.6%
Return on tangible common equity – Non-GAAP adjusted (a)(c)	20.2%	16.3%	17.3%

(a)
Non-GAAP excludes amortization of intangible assets, the benefit primarily related to a tax carryback claim, M&I, litigation and restructuring charges, and a charge (recovery) related to investment management funds, net of incentives, if applicable.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Annualized.

51 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	March 31, 2015	Dec. 31, 2014	March 31, 2014
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$37,328	$37,441	$37,986
Less: Preferred stock	1,562	1,562	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	35,766	35,879	36,424
Less: Goodwill	17,663	17,869	18,100
Intangible assets	4,047	4,127	4,380
Add: Deferred tax liability – tax deductible goodwill (a)	1,362	1,340	1,306
Deferred tax liability – intangible assets (a)	1,200	1,216	1,259
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$16,618	$16,439	$16,509

Total assets at period end – GAAP	$399,088	$385,303	$368,241
Less: Assets of consolidated investment management funds	8,425	9,282	11,451
Subtotal assets of operations – Non-GAAP	390,663	376,021	356,790
Less: Goodwill	17,663	17,869	18,100
Intangible assets	4,047	4,127	4,380
Cash on deposit with the Federal Reserve and other central banks (b)	93,044	99,901	83,736
Tangible total assets of operations at period end – Non-GAAP	$275,909	$254,124	$250,574

BNY Mellon shareholders’ equity to total assets ratio – GAAP	9.4%	9.7%	10.3%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	9.0%	9.3%	9.9%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP	6.0%	6.5%	6.6%

Period-end common shares outstanding (in thousands)	1,121,512	1,118,228	1,140,373

Book value per common share – GAAP	$31.89	$32.09	$31.94
Tangible book value per common share – Non-GAAP	$14.82	$14.70	$14.48

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests
(in millions)	1Q15	4Q14	1Q14
Income from consolidated investment management funds	$121	$42	$36
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	90	24	20
Income from consolidated investment management funds, net of noncontrolling interests	$31	$18	$16

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees - Consolidated			1Q15 vs.
(in millions)	1Q15	1Q14	1Q14
Investment management and performance fees - GAAP	$854	$843	1%
Impact of changes in foreign currency exchange rates	—	(40)
Investment management and performance fees, as adjusted - Non-GAAP	$854	$803	6%

BNY Mellon 52

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	1Q15	4Q14	1Q14
Investment management fees	$14	$15	$18
Other (Investment income)	17	3	(2)
Income from consolidated investment management funds, net of noncontrolling interests	$31	$18	$16

The following table presents the impact of changes in foreign currency exchange rates on investment management fees reported in the Investment Management segment.

Investment management fees - Investment Management business			1Q15 vs.
(in millions)	1Q15	1Q14	1Q14
Investment management fees - GAAP	$835	$824	1%
Impact of changes in foreign currency exchange rates	—	(40)
Investment management fees, as adjusted - Non-GAAP	$835	$784	7%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business
(dollars in millions)	1Q14	2Q14	3Q14	4Q14	1Q15
Income before income taxes – GAAP	$246	$171	$245	$239	$264
Add: Amortization of intangible assets	31	31	31	30	25
Money market fee waivers	35	28	29	34	34
Charge (recovery) related to investment management funds, net of incentives	(5)	109	—	—	—
Income before income taxes excluding amortization of intangible assets, money market fee waivers and the charge (recovery) related to investment management funds, net of incentives – Non-GAAP	$307	$339	$305	$303	$323

Total revenue – GAAP	$970	$1,036	$1,003	$998	$1,010
Less: Distribution and servicing expense	106	111	105	102	97
Money market fee waivers benefiting distribution and servicing expense	38	37	38	36	38
Add: Money market fee waivers impacting total revenue	73	65	67	70	72
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$899	$953	$927	$930	$947

Pre-tax operating margin (a)	25%	16%	24%	24%	26%
Pre-tax operating margin, excluding amortization of intangible assets, money market fee waivers, the charge (recovery) related to investment management funds, net of incentives and net of distribution and servicing expense – Non-GAAP (a)	34%	36%	33%	32%	34%

(a)	Income before taxes divided by total revenue.

53 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis

In February 2015, the FASB issued an ASU, “Consolidations (Topic 810): Amendments to the Consolidation Analysis”. This new ASU:

•	Rescinds the indefinite deferral of FAS 167 for certain investment management funds therefore establishing one consolidation model;

•	Eliminates the presumption that a general partner should consolidate a limited partnership;

•
Clarifies that some fees paid to a decision maker, such as an asset manager, are excluded from the evaluation of the economics criterion when determining a variable interest entity’s (“VIEs”) primary beneficiary. This clarification puts greater emphasis on principal risk of loss when assessing consolidation risk;

•	Amends the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs; and

•	Scopes certain money market funds out of the consolidation guidance.

Based on our preliminary review of the new ASU, we do not expect to be required to consolidate a material amount of additional investment funds (e.g., mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds).  In addition, we expect to deconsolidate substantially all of the CLOs we currently consolidate.

The final guidance is effective for reporting periods beginning after Dec. 15, 2015. Early adoption is permitted, including adoption in an interim period. BNY Mellon has not finalized assessing the impact of the new standard; however, it is our current intention to early adopt this ASU in the second quarter of 2015. The most significant estimated impact of adopting the new ASU would be a reduction in total assets and total liabilities and an increase in our regulatory capital ratios. Net income attributable to shareholders of The Bank of New York Mellon Corporation and total permanent equity are not expected to be significantly impacted.

ASU - 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued an ASU, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. This ASU requires public entities to apply the accounting changes and comply with the enhanced disclosure requirements for the first interim or annual reporting period beginning after Dec. 15, 2014. The impact of adopting this ASU did not have a material impact on our results of operations. For repurchase and securities lending transactions reported as secured borrowings, the ASU’s enhanced disclosures are effective for annual periods beginning after Dec. 15, 2014 and interim periods beginning after March 15, 2015.

ASU - 2014-09 - Revenue from Contracts with Customers

In May 2014, the FASB issued an ASU, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is expected to be effective for the Company on Jan. 1, 2018 with early adoption permitted no earlier than Jan. 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Proposed Accounting Standards

Proposed ASU - Leases

In May 2013, the FASB and the IASB issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would

BNY Mellon 54

require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. In February 2015, FASB decided to require a modified retrospective method of adoption. An effective date is not expected before 2018.

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

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. In January 2014, the FASB tentatively decided not to continue to pursue the business model assessment approach for classification and measurement of financial assets. The FASB is currently re-deliberating based on the comments received and is expected to issue a final standard in mid-2015. An effective date is not expected before 2017.

IFRS

IFRS are a set of standards and interpretations adopted by the IASB. Commencing with the issuance of the “roadmap” in November 2008, the SEC has considered potential methods of incorporation of IFRS in the United States. The use of IFRS for U.S. companies with global operations would allow for streamlined reporting, easier access to foreign capital markets and investments, and facilitate cross-border acquisitions, ventures or spin-offs.

55 BNY Mellon

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2014 Annual Report.

Enhanced Prudential Standards

Sections 165 and 166 of the Dodd-Frank Act direct the Federal Reserve to enact heightened prudential standards and early remediation requirements applicable to BHCs with total consolidated assets of $50 billion or more, such as BNY Mellon, and certain designated nonbank financial companies (generally referred to as “SIFIs”). The Dodd-Frank Act mandates that the requirements applicable to SIFIs be more stringent than those applicable to other financial companies. In December 2011, the Federal Reserve issued for public comment a notice of proposed rulemaking, which we refer to as the “Proposed SIFI Rules,” establishing enhanced prudential standards for:

•	risk-based capital requirements and leverage limits;

•	liquidity requirements;

•	single-counterparty credit exposure limits;

•	stress testing of capital;

•	overall risk management requirements; and

•	remedial actions that SIFIs must take during the early stages of financial distress if specified trigger events occur (referred to as the “early remediation provisions”).

The rules addressing stress testing of capital were finalized and effective commencing with the third quarter of 2013. In February 2014, the Federal Reserve adopted rules (“Final SIFI Rules”) to implement the liquidity and risk management requirements of the Proposed SIFI Rules. These liquidity and risk management requirements became effective as of Jan. 1, 2015, and require BHCs with $50 billion or more in total consolidated assets (including BNY Mellon) to comply with enhanced liquidity and overall risk management standards, including a buffer of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. The liquidity buffer is in addition to the U.S. banking agencies’ rules regarding the LCR and is described by the Federal Reserve as being “complementary” to those liquidity standards.

Liquidity Coverage Ratio

The Basel III framework requires banking organizations to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the LCR, is designed to ensure that certain banking organizations, including BNY Mellon, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon. Since Jan. 1, 2015, covered companies, including BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A., have been required to meet an LCR of 80%, calculated monthly for a six month period, after which the LCR must be calculated daily. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time we will be required to meet an LCR of 100%. As of March 31, 2015, based on our current interpretation of the Final LCR Rule, we believe that we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. For additional information on HQLA and the LCR, see “Liquidity and Dividends” beginning on page 35.

Capital Planning and Stress Testing

BNY Mellon’s capital distributions are subject to supervision and regulation by the Federal Reserve. The Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Tests

BNY Mellon 56

(“DFAST”) are a major component of the Federal Reserve’s oversight.

CCAR and the Federal Reserve’s capital planning rules require BHCs with $50 billion or more in total consolidated assets, including BNY Mellon, to submit annual capital plans to their Federal Reserve Bank. BNY Mellon and other covered BHCs may pay dividends, repurchase stock, and make other capital distributions only in accordance with a capital plan that has been reviewed by the Federal Reserve and to which the Federal Reserve has not objected. The Federal Reserve may object to a capital plan for quantitative or qualitative reasons, including if the covered BHC will not meet all minimum regulatory capital ratios and a 5% Tier 1 common ratio for each quarter throughout the nine-quarter planning horizon under stressed scenarios. We submitted our 2015 capital plan to the Federal Reserve in January 2015. On March 11, 2015, the Federal Reserve announced that it did not object to the BNY Mellon capital plan.

DFAST substantially overlaps with CCAR stress testing requirements. Under DFAST, BNY Mellon is required to undergo supervisory stress tests conducted by the Federal Reserve annually, and to conduct our own internal stress tests pursuant to regulatory requirements twice annually. The Federal Reserve published the 2015 DFAST results on March 5, 2015.

Proposed Fiduciary Duty Regulation

On April 14, 2015, the Department of Labor proposed a regulation defining the circumstances in which a person will be treated as a fiduciary under both the Employee Retirement Income Security Act of 1974 (“ERISA”) and Section 4975 of the Internal Revenue Code by reason of providing investment advice to retirement plans and individual retirement accounts. The Company’s analysis of this proposal is ongoing.

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

•
Other regulatory disclosures, including: Pillar 3 Disclosures (and Market Risk Disclosure contained therein); Federal Financial Institutions Examination Council - Consolidated Reports of Condition and Income for a Bank With Domestic and Foreign Offices; Consolidated Financial Statements for Bank Holding Companies; and the Dodd-Frank Act Stress Test Results for BNY Mellon and The Bank of New York Mellon; and

•
Our Corporate Governance Guidelines, Directors Code of Conduct and the Charters of the Audit, Finance, Corporate Governance and Nominating, Corporate Social Responsibility, Human Resources and Compensation, Risk and Technology Committees of our Board of Directors.

The contents of the website listed above or any other websites referenced herein are not incorporated into this Quarterly Report on Form 10-Q.

57 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Fee and other revenue
Investment services fees:
Asset servicing	$1,038	$1,019	$1,009
Clearing services	344	347	325
Issuer services	232	193	229
Treasury services	137	145	136
Total investment services fees	1,751	1,704	1,699
Investment management and performance fees	854	885	843
Foreign exchange and other trading revenue	229	151	136
Distribution and servicing	41	43	43
Financing-related fees	40	43	38
Investment and other income	63	78	102
Total fee revenue	2,978	2,904	2,861
Net securities gains — including other-than-temporary impairment	26	30	23
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	2	(1)	1
Net securities gains	24	31	22
Total fee and other revenue	3,002	2,935	2,883
Operations of consolidated investment management funds
Investment income	189	101	138
Interest of investment management fund note holders	68	59	102
Income from consolidated investment management funds	121	42	36
Net interest revenue
Interest revenue	807	802	812
Interest expense	79	90	84
Net interest revenue	728	712	728
Provision for credit losses	2	1	(18)
Net interest revenue after provision for credit losses	726	711	746
Noninterest expense
Staff	1,485	1,418	1,511
Professional, legal and other purchased services	302	390	312
Software	158	160	152
Net occupancy	151	150	154
Distribution and servicing	98	102	107
Furniture and equipment	70	75	85
Sub-custodian	70	70	68
Business development	61	75	64
Other	242	211	223
Amortization of intangible assets	66	73	75
Merger and integration, litigation and restructuring charges	(3)	800	(12)
Total noninterest expense	2,700	3,524	2,739
Income
Income before income taxes	1,149	164	926
Provision (benefit) for income taxes	280	(93)	232
Net income	869	257	694
Net (income) attributable to noncontrolling interests (includes $(90), $(24) and $(20) related to consolidated investment management funds, respectively)	(90)	(24)	(20)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	779	233	674
Preferred stock dividends	(13)	(24)	(13)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$766	$209	$661

BNY Mellon 58

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation (in millions)	Quarter ended
	March 31, 2015	Dec. 31, 2014	March 31, 2014
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$766	$209	$661
Less: Earnings allocated to participating securities	12	4	13
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$754	$205	$648

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended
	March 31, 2015	Dec. 31, 2014	March 31, 2014
Basic	1,118,602	1,120,672	1,138,645
Common stock equivalents	18,667	21,067	20,435
Less: Participating securities	(10,963)	(12,699)	(14,570)
Diluted	1,126,306	1,129,040	1,144,510

Anti-dilutive securities (a)	37,517	39,944	47,997

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended
	March 31, 2015	Dec. 31, 2014	March 31, 2014
Basic	$0.67	$0.18	$0.57
Diluted	$0.67	$0.18	$0.57

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

See accompanying Notes to Consolidated Financial Statements.

59 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Net income	$869	$257	$694
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(713)	(331)	37
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	134	37	162
Reclassification adjustment	(15)	(18)	(13)
Total unrealized gain (loss) on assets available-for-sale	119	19	149
Defined benefit plans:
Prior service cost arising during the period	—	2	—
Net gain (loss) arising during the period	(109)	(479)	—
Foreign exchange adjustment	—	(1)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	5	22	19
Total defined benefit plans	(104)	(456)	19
Net unrealized gain (loss) on cash flow hedges	(1)	(2)	1
Total other comprehensive income (loss), net of tax (a)	(699)	(770)	206
Net (income) attributable to noncontrolling interests	(90)	(24)	(20)
Other comprehensive (income) loss attributable to noncontrolling interests	151	52	(3)
Net comprehensive income (loss)	$231	$(485)	$877

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(548) million for the quarter ended March 31, 2015, $(718) million for the quarter ended Dec. 31, 2014 and $203 million for the quarter ended March 31, 2014.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 60

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	March 31, 2015	Dec. 31, 2014
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$7,167	$6,970
Interest-bearing deposits with the Federal Reserve and other central banks	89,704	96,682
Interest-bearing deposits with banks	18,937	19,495
Federal funds sold and securities purchased under resale agreements	28,268	20,302
Securities:
Held-to-maturity (fair value of $41,676 and $21,127)	41,237	20,933
Available-for-sale	87,717	98,330
Total securities	128,954	119,263
Trading assets	9,505	9,881
Loans (includes $140 and $21, at fair value)	62,326	59,132
Allowance for loan losses	(190)	(191)
Net loans	62,136	58,941
Premises and equipment	1,410	1,394
Accrued interest receivable	557	607
Goodwill	17,663	17,869
Intangible assets	4,047	4,127
Other assets (includes $2,223 and $1,916, at fair value)	22,315	20,490
Subtotal assets of operations	390,663	376,021
Assets of consolidated investment management funds, at fair value:
Trading assets	7,852	8,678
Other assets	573	604
Subtotal assets of consolidated investment management funds, at fair value	8,425	9,282
Total assets	$399,088	$385,303
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$111,622	$104,240
Interest-bearing deposits in U.S. offices	60,624	53,236
Interest-bearing deposits in Non-U.S. offices	109,013	108,393
Total deposits	281,259	265,869
Federal funds purchased and securities sold under repurchase agreements	7,919	11,469
Trading liabilities	7,342	7,434
Payables to customers and broker-dealers	21,959	21,181
Commercial paper	—	—
Other borrowed funds	869	786
Accrued taxes and other expenses	6,258	6,903
Other liabilities (including allowance for lending-related commitments of $93 and $89, also includes $612 and $451, at fair value)	7,581	5,025
Long-term debt (includes $355 and $347, at fair value)	20,401	20,264
Subtotal liabilities of operations	353,588	338,931
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	6,584	7,660
Other liabilities	36	9
Subtotal liabilities of consolidated investment management funds, at fair value	6,620	7,669
Total liabilities	360,208	346,600
Temporary equity
Redeemable noncontrolling interests	215	229
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 15,826 and 15,826 shares	1,562	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,303,799,499 and 1,290,222,821 shares	13	13
Additional paid-in capital	24,887	24,626
Retained earnings	18,257	17,683
Accumulated other comprehensive loss, net of tax	(2,182)	(1,634)
Less: Treasury stock of 182,287,827 and 171,995,262 common shares, at cost	(5,209)	(4,809)
Total The Bank of New York Mellon Corporation shareholders’ equity	37,328	37,441
Nonredeemable noncontrolling interests of consolidated investment management funds	1,337	1,033
Total permanent equity	38,665	38,474
Total liabilities, temporary equity and permanent equity	$399,088	$385,303

See accompanying Notes to Consolidated Financial Statements.

61 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in millions)	2015	2014
Operating activities
Net income	$869	$694
Net (income) attributable to noncontrolling interests	(90)	(20)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	779	674
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	2	(18)
Pension plan contributions	(13)	(12)
Depreciation and amortization	340	333
Deferred tax (benefit)	(107)	(52)
Net securities (gains) and venture capital (income)	(21)	(27)
Change in trading activities	283	229
Change in accruals and other, net	(1,327)	(2,182)
Net cash (used for) operating activities	(64)	(1,055)
Investing activities
Change in interest-bearing deposits with banks	440	(7,633)
Change in interest-bearing deposits with the Federal Reserve and other central banks	6,978	21,757
Purchases of securities held-to-maturity	(10,575)	(4)
Paydowns of securities held-to-maturity	483	415
Maturities of securities held-to-maturity	3	8
Purchases of securities available-for-sale	(11,759)	(12,499)
Sales of securities available-for-sale	8,679	8,091
Paydowns of securities available-for-sale	2,008	1,755
Maturities of securities available-for-sale	3,803	1,362
Net change in loans	(3,333)	(2,539)
Sales of loans and other real estate	98	204
Change in federal funds sold and securities purchased under resale agreements	(7,965)	(3,062)
Change in seed capital investments	13	(176)
Purchases of premises and equipment/capitalized software	(162)	(201)
Acquisitions, net of cash	(9)	(1)
Other, net	995	(76)
Net cash (used for) provided by investing activities	(10,303)	7,401
Financing activities
Change in deposits	13,456	(8,910)
Change in federal funds purchased and securities sold under repurchase agreements	(3,550)	287
Change in payables to customers and broker-dealers	778	1,115
Change in other borrowed funds	6	642
Change in commercial paper	—	(69)
Net proceeds from the issuance of long-term debt	1,993	1,445
Repayments of long-term debt	(2,005)	(704)
Proceeds from the exercise of stock options	81	51
Issuance of common stock	6	6
Treasury stock acquired	(400)	(375)
Common cash dividends paid	(192)	(173)
Preferred cash dividends paid	(13)	(13)
Other, net	427	(19)
Net cash provided by (used for) financing activities	10,587	(6,717)
Effect of exchange rate changes on cash	(23)	3
Change in cash and due from banks
Change in cash and due from banks	197	(368)
Cash and due from banks at beginning of period	6,970	6,460
Cash and due from banks at end of period	$7,167	$6,092
Supplemental disclosures
Interest paid	$134	$97
Income taxes paid	538	74
Income taxes refunded	869	5

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 62

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2014	$1,562	$13	$24,626	$17,683	$(1,634)	$(4,809)	$1,033	$38,474	(a)	$229
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		15
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(45)
Other net changes in noncontrolling interests	—	—	(27)	—	—	—	354	327		27
Net income	—	—	—	779	—	—	90	869		—
Other comprehensive income (loss)	—	—	—	—	(548)	—	(140)	(688)		(11)
Dividends:
Common stock at $0.17 per share	—	—	—	(192)	—	—	—	(192)		—
Preferred stock	—	—	—	(13)	—	—	—	(13)		—
Repurchase of common stock	—	—	—	—	—	(400)	—	(400)		—
Common stock issued under:
Employee benefit plans	—	—	7	—	—	—	—	7		—
Direct stock purchase and dividend reinvestment plan	—	—	5	—	—	—	—	5		—
Stock awards and options exercised	—	—	276	—	—	—	—	276		—
Balance at March 31, 2015	$1,562	$13	$24,887	$18,257	$(2,182)	$(5,209)	$1,337	$38,665	(a)	$215

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,879 million at Dec. 31, 2014 and $35,766 million at March 31, 2015.

See accompanying Notes to Consolidated Financial Statements.

63 BNY Mellon

Notes to Consolidated Financial Statements

Note 1 - Basis of presentation

Basis of presentation

The accounting and financial reporting policies of BNY Mellon, a global financial services company, conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing industry practices.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods have been made. These financial statements should be read in conjunction with BNY Mellon’s Annual Report on Form 10-K for the year ended Dec. 31, 2014. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with current period presentation.

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

Note 2 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first quarter of 2015.

At March 31, 2015, we are potentially obligated to pay additional consideration that could amount to $4 million over the next 1 year for our acquired companies, based on contractual agreements. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

Acquisitions in 2015

On Jan. 2, 2015, BNY Mellon acquired Cutwater Asset Management, a U.S.-based fixed income and solutions specialist with approximately $23 billion in assets under management.

Acquisitions in 2014

On May 1, 2014, BNY Mellon acquired the remaining 65% interest of HedgeMark International, LLC for $26 million. Since 2011, BNY Mellon held a 35% ownership stake in HedgeMark. Goodwill related to this acquisition totaled $47 million and is included in the Investment Services business. The customer relationship intangible asset related to this acquisition is included in our Investment Services business and totaled $1 million at acquisition.

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

BNY Mellon 64

Notes to Consolidated Financial Statements (continued)

Note 3 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at March 31, 2015 and Dec. 31, 2014.

Securities at March 31, 2015	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$18,042	$548	$4	$18,586
U.S. Government agencies	383	2	—	385
State and political subdivisions	5,053	106	20	5,139
Agency RMBS	25,029	445	291	25,183
Non-agency RMBS	908	36	24	920
Other RMBS	1,382	23	19	1,386
Commercial MBS	1,812	44	5	1,851
Agency commercial MBS	3,728	64	7	3,785
Asset-backed CLOs	2,250	9	1	2,258
Other asset-backed securities	3,398	6	4	3,400
Foreign covered bonds	2,732	76	—	2,808
Corporate bonds	1,695	52	2	1,745
Sovereign debt/sovereign guaranteed	14,988	258	3	15,243
Other debt securities	2,057	11	—	2,068
Equity securities	91	1	—	92
Money market funds	730	—	—	730
Non-agency RMBS (a)	1,699	442	3	2,138
Total securities available-for-sale (b)	$85,977	$2,123	$383	$87,717
Held-to-maturity:
U.S. Treasury	10,372	92	2	10,462
U.S. Government agencies	1,168	1	—	1,169
State and political subdivisions	21	—	1	20
Agency RMBS	25,606	326	14	25,918
Non-agency RMBS	144	8	2	150
Other RMBS	267	3	9	261
Commercial MBS	11	—	—	11
Agency commercial MBS	359	4	—	363
Sovereign debt/sovereign guaranteed	3,289	33	—	3,322
Total securities held-to-maturity	$41,237	$467	$28	$41,676
Total securities	$127,214	$2,590	$411	$129,393

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $101 million and gross unrealized losses of $296 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

Securities at Dec. 31, 2014	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$19,592	$420	$15	$19,997
U.S. Government agencies	342	3	2	343
State and political subdivisions	5,176	95	24	5,247
Agency RMBS	32,568	357	325	32,600
Non-agency RMBS	942	37	26	953
Other RMBS	1,551	25	25	1,551
Commercial MBS	1,927	39	7	1,959
Agency commercial MBS	3,105	36	9	3,132
Asset-backed CLOs	2,128	9	7	2,130
Other asset-backed securities	3,241	5	6	3,240
Foreign covered bonds	2,788	80	—	2,868
Corporate bonds	1,747	45	7	1,785
Sovereign debt/sovereign guaranteed	17,062	224	2	17,284
Other debt securities	2,162	7	—	2,169
Equity securities	94	1	—	95
Money market funds	763	—	—	763
Non-agency RMBS (a)	1,747	471	4	2,214
Total securities available-for-sale (b)	$96,935	$1,854	$459	$98,330
Held-to-maturity:
U.S. Treasury	5,047	32	16	5,063
U.S. Government agencies	344	—	3	341
State and political subdivisions	24	1	1	24
Agency RMBS	14,006	200	44	14,162
Non-agency RMBS	153	9	2	160
Other RMBS	315	2	8	309
Commercial MBS	13	—	—	13
Sovereign debt/sovereign guaranteed	1,031	24	—	1,055
Total securities held-to-maturity	$20,933	$268	$74	$21,127
Total securities	$117,868	$2,122	$533	$119,457

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $60 million and gross unrealized losses of $282 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	1Q15	4Q14	1Q14
Realized gross gains	$25	$41	$30
Realized gross losses	—	—	(3)
Recognized gross impairments	(1)	(10)	(5)
Total net securities gains	$24	$31	$22

65 BNY Mellon

Notes to Consolidated Financial Statements (continued)

In the first quarter of 2015, Agency MBS, sovereign debt and U.S. Treasury securities with an aggregate amortized cost of $11.6 billion and fair value of $11.6 billion were transferred from available-for-sale securities to held-to-maturity securities. This action, in addition to realizing gains on the sales of securities, is expected to mute the impact to our accumulated other comprehensive income in the event of a rise in interest rates.

Temporarily impaired securities

At March 31, 2015, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase to the date they were transferred to held-to-maturity. Specifically, $296 million of the unrealized losses at March 31, 2015 and $282 million at Dec. 31, 2014 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the estimated lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at March 31, 2015	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$643	$4	$—	$—	$643	$4
State and political subdivisions	260	15	300	5	560	20
Agency RMBS	789	13	1,575	278	2,364	291
Non-agency RMBS	198	1	367	23	565	24
Other RMBS	—	—	392	19	392	19
Commercial MBS	123	—	221	5	344	5
Agency commercial MBS	853	3	410	4	1,263	7
Asset-backed CLOs	806	1	—	—	806	1
Other asset-backed securities	865	1	505	3	1,370	4
Corporate bonds	2	—	192	2	194	2
Sovereign debt/sovereign guaranteed	1,736	3	—	—	1,736	3
Non-agency RMBS (a)	54	1	34	2	88	3
Total securities available-for-sale (b)	$6,329	$42	$3,996	$341	$10,325	$383
Held-to-maturity:
U.S. Treasury	$1,316	$2	$198	$—	$1,514	$2
State and political subdivisions	4	1	—	—	4	1
Agency RMBS	826	3	2,434	11	3,260	14
Non-agency RMBS	44	—	32	2	76	2
Other RMBS	—	—	185	9	185	9
Total securities held-to-maturity	$2,190	$6	$2,849	$22	$5,039	$28
Total temporarily impaired securities	$8,519	$48	$6,845	$363	$15,364	$411

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $296 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

BNY Mellon 66

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities at Dec. 31, 2014	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$6,049	$15	$—	$—	$6,049	$15
U.S. Government agencies	32	—	100	2	132	2
State and political subdivisions	410	18	393	6	803	24
Agency RMBS	3,385	13	5,016	312	8,401	325
Non-agency RMBS	143	1	382	25	525	26
Other RMBS	—	—	449	25	449	25
Commercial MBS	175	1	394	6	569	7
Agency commercial MBS	719	1	550	8	1,269	9
Asset-backed CLOs	1,376	7	—	—	1,376	7
Other asset-backed securities	1,078	2	539	4	1,617	6
Corporate bonds	51	—	230	7	281	7
Sovereign debt/sovereign guaranteed	2,175	2	—	—	2,175	2
Non-agency RMBS (a)	42	1	34	3	76	4
Total securities available-for-sale (b)	$15,635	$61	$8,087	$398	$23,722	$459
Held-to-maturity:
U.S. Treasury	$1,066	$6	$1,559	$10	$2,625	$16
U.S. Government agencies	—	—	340	3	340	3
State and political subdivisions	5	1	—	—	5	1
Agency RMBS	551	3	3,808	41	4,359	44
Non-agency RMBS	40	—	33	2	73	2
Other RMBS	—	—	219	8	219	8
Total securities held-to-maturity	$1,662	$10	$5,959	$64	$7,621	$74
Total temporarily impaired securities	$17,297	$71	$14,046	$462	$31,343	$533

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $282 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at March 31, 2015.

Maturity distribution and yield on investment securities at March 31, 2015	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$1,759	0.95%	$126	1.86%	$462	1.40%	$7,208	0.58%	$—	—%	$9,555
Over 1 through 5 years	10,914	0.89	259	1.66	2,938	2.26	11,783	1.03	—	—	25,894
Over 5 through 10 years	2,223	2.52	—	—	1,506	3.80	2,608	2.19	—	—	6,337
Over 10 years	3,690	3.11	—	—	233	1.81	265	1.45	—	—	4,188
Mortgage-backed securities	—	—	—	—	—	—	—	—	35,263	2.69	35,263
Asset-backed securities	—	—	—	—	—	—	—	—	5,658	1.07	5,658
Equity securities (b)	—	—	—	—	—	—	—	—	822	—	822
Total	$18,586	1.53%	$385	1.73%	$5,139	2.62%	$21,864	1.02%	$41,743	2.42%	$87,717
Securities held-to-maturity:
One year or less	$150	0.28%	$—	—%	$—	—%	$1,461	0.24%	$—	—%	$1,611
Over 1 through 5 years	7,760	1.07	968	1.05	1	7.32	1,323	0.58	—	—	10,052
Over 5 through 10 years	2,462	2.06	200	1.19	5	6.95	505	0.88	—	—	3,172
Over 10 years	—	—	—	—	15	3.77	—	—	—	—	15
Mortgage-backed securities	—	—	—	—	—	—	—	—	26,387	2.65	26,387
Total	$10,372	1.30%	$1,168	1.07%	$21	4.74%	$3,289	0.48%	$26,387	2.65%	$41,237

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

67 BNY Mellon

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at March 31, 2015 and Dec. 31, 2014.

Projected weighted-average default rates and loss severities
	March 31, 2015		Dec. 31, 2014
	Default rate	Severity	Default rate	Severity
Alt-A	38%	58%	38%	58%
Subprime	54%	73%	55%	74%
Prime	24%	41%	23%	42%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	1Q15	4Q14	1Q14
U.S. Treasury	$23	$13	$10
Non-agency RMBS	(1)	17	(2)
Other	2	1	14
Total net securities gains	$24	$31	$22

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

Debt securities credit loss roll forward
(in millions)	1Q15	1Q14
Beginning balance as of Jan. 1	$93	$119
Add: Initial OTTI credit losses	—	2
Subsequent OTTI credit losses	1	3
Less: Realized losses for securities sold	2	18
Ending balance as of March 31	$92	$106

Pledged assets

At March 31, 2015, BNY Mellon had pledged assets of $104 billion, including $86 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at March 31, 2015 included $92 billion of securities, $6 billion of loans, $3 billion of trading assets and $3 billion of interest-bearing deposits with banks.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their pledged assets account to sell or repledge the assets for other purposes.  BNY Mellon regularly moves assets in and out of its pledged asset account at the Federal Reserve.

At Dec. 31, 2014, BNY Mellon had pledged assets of $99 billion, including $74 billion pledged as collateral for potential borrowing at the Federal Reserve Discount Window. The components of the
BNY Mellon 68

Notes to Consolidated Financial Statements (continued)

assets pledged at Dec. 31, 2014 included $90 billion of securities, $6 billion of loans, $2 billion of trading assets and $1 billion of interest-bearing deposits with banks.

At March 31, 2015 and Dec. 31, 2014, pledged assets included $8 billion and $9 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At March 31, 2015 and Dec. 31, 2014, the market value of the securities received that can be sold or repledged was $57 billion and $47 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of March 31, 2015 and Dec. 31, 2014, the market value of securities collateral sold or repledged was $19 billion and $19 billion, respectively.

Note 4 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at March 31, 2015 and Dec. 31, 2014.

Loans	March 31, 2015	Dec. 31, 2014
(in millions)
Domestic:
Financial institutions	$5,665	$5,603
Commercial	1,686	1,390
Wealth management loans and mortgages	11,547	11,095
Commercial real estate	3,021	2,524
Lease financings	1,197	1,282
Other residential mortgages	1,181	1,222
Overdrafts	1,513	1,348
Other	1,107	1,113
Margin loans	19,459	20,034
Total domestic	46,376	45,611
Foreign:
Financial institutions	9,002	7,716
Commercial	285	252
Wealth management loans and mortgages	102	89
Commercial real estate	41	6
Lease financings	893	889
Other (primarily overdrafts)	5,520	4,569
Margin loans	107	—
Total foreign	15,950	13,521
Total loans (a)	$62,326	$59,132

(a)	Net of unearned income of $843 million at March 31, 2015 and $866 million at Dec. 31, 2014 primarily on domestic and foreign lease financings.

Our loan portfolio consists of three portfolio segments: commercial, lease financings and mortgages. We manage our portfolio at the class level which consists of six classes of financing receivables: commercial, commercial real estate, financial institutions, lease financings, wealth management loans and mortgages and other residential mortgages. The following tables are presented for each class of financing receivable, and provide additional information about our credit risks and the adequacy of our allowance for credit losses.

69 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended March 31, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$60	$50	$31	$32	$22	$41	$—		$44	$280
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	—	—	—	—	—	1	—		—	1
Provision	5	3	2	(1)	(1)	(2)	—		(4)	2
Ending balance	$65	$53	$33	$31	$21	$40	$—		$40	$283
Allowance for:
Loan losses	$20	$31	$19	$31	$16	$40	$—		$33	$190
Lending-related commitments	45	22	14	—	5	—	—		7	93
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,686	$2,881	$5,665	$1,197	$11,539	$1,181	$22,079	(a)	$15,950	$62,178
Allowance for loan losses	20	31	19	31	15	40	—		33	189

(a)	Includes $1,513 million of domestic overdrafts, $19,459 million of margin loans and $1,107 million of other loans at March 31, 2015.

Allowance for credit losses activity for the quarter ended Dec. 31, 2014					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$71	$47	$25	$34	$22	$48	$—		$41	$288
Charge-offs	(8)	(2)	—	—	(1)	—	—		—	(11)
Recoveries	—	—	1	—	1	—	—		—	2
Net (charge-offs) recoveries	(8)	(2)	1	—	—	—	—		—	(9)
Provision	(3)	5	5	(2)	—	(7)	—		3	1
Ending balance	$60	$50	$31	$32	$22	$41	$—		$44	$280
Allowance for:
Loan losses	$17	$32	$17	$32	$17	$41	$—		$35	$191
Lending-related commitments	43	18	14	—	5	—	—		9	89
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,390	$2,503	$5,603	$1,282	$11,087	$1,222	$22,495	(a)	$13,521	$59,103
Allowance for loan losses	17	32	17	32	16	41	—		35	190

(a)	Includes $1,348 million of domestic overdrafts, $20,034 million of margin loans and $1,113 million of other loans at Dec. 31, 2014.

BNY Mellon 70

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended March 31, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$83	$41	$49	$37	$24	$54	$—		$56	$344
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	—	—	—	—	—	—	—		—	—
Provision	(4)	1	(1)	(2)	(1)	(4)	—		(7)	(18)
Ending balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Allowance for:
Loan losses	$20	$23	$9	$35	$18	$50	$—		$43	$198
Lending-related commitments	59	19	39	—	5	—	—		6	128
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$10	$—	$—		$7	$33
Allowance for loan losses	3	1	—	—	2	—	—		2	8
Collectively evaluated for impairment:
Loan balance	$1,741	$2,125	$4,492	$1,308	$9,912	$1,346	$18,296	(a)	$14,783	$54,003
Allowance for loan losses	17	22	9	35	16	50	—		41	190

(a)	Includes $1,078 million of domestic overdrafts, $16,430 million of margin loans and $788 million of other loans at March 31, 2014.

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	March 31, 2015	Dec. 31, 2014

Nonperforming loans:
Domestic:
Other residential mortgages	$111	$112
Wealth management loans and mortgages	12	12
Commercial real estate	1	1
Total nonperforming loans	124	125
Other assets owned	4	3
Total nonperforming assets (a)	$128	$128

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $73 million at March 31, 2015 and $53 million at Dec. 31, 2014. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above.

At March 31, 2015, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

Lost interest
(in millions)	1Q15	4Q14	1Q14
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—
Amount by which interest income would have increased if nonperforming loans at period-end had been performing for the entire period	$2	$2	$2

71 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	March 31, 2015		Dec. 31, 2014		March 31, 2014
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Commercial	$—	$—	$6	$—	$14	$—
Commercial real estate	—	—	1	—	3	—
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	6	—	7	—	9	—
Foreign	—	—	—	—	6	—
Total impaired loans with an allowance	6	—	14	—	32	—
Impaired loans without an allowance:
Commercial	—	—	—	—	—	—
Commercial real estate	—	—	1	—	1	—
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	2	—	2	—	2	—
Total impaired loans without an allowance (a)	2	—	3	—	3	—
Total impaired loans	$8	$—	$17	$—	$35	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	March 31, 2015			Dec. 31, 2014
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	3	—	—	—	—
Financial institutions	—	—	—	—	—	—
Wealth management loans and mortgages	6	6	1	6	6	1
Foreign	—	—	—	—	—	—
Total impaired loans with an allowance	6	9	1	6	6	1
Impaired loans without an allowance:
Commercial real estate	—	—	N/A	1	3	N/A
Wealth management loans and mortgages	2	2	N/A	2	2	N/A
Total impaired loans without an allowance (b)	2	2	N/A	3	5	N/A
Total impaired loans (c)	$8	$11	$1	$9	$11	$1

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both March 31, 2015 and Dec. 31, 2014. The allowance for loan loss associated with these loans totaled less than $1 million at both March 31, 2015 and Dec. 31, 2014.

BNY Mellon 72

Notes to Consolidated Financial Statements (continued)

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	March 31, 2015				Dec. 31, 2014
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Domestic:
Financial institutions	$6	$—	$—	$6	$—	$—	$—	$—
Wealth management loans and mortgages	48	—	—	48	45	—	1	46
Commercial real estate	43	—	—	43	79	—	—	79
Other residential mortgages	20	5	4	29	23	3	5	31
Total domestic	117	5	4	126	147	3	6	156
Foreign:
Financial institutions (a)	30	20	—	50	—	—	—	—
Total past due loans	$147	$25	$4	$176	$147	$3	$6	$156

(a)	Substantially all of these past due loans have been repaid subsequent to March 31, 2015.

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

The following table presents TDRs that occurred in the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014.

TDRs	1Q15			4Q14			1Q14
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	19	$4	$4	22	$3	$4	31	$5	$5
Foreign	—	—	—	—	—	—	1	5	4
Total TDRs	19	$4	$4	22	$3	$4	32	$10	$9

Other residential mortgages

The modifications of the other residential mortgage loans in the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were no residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the first quarter of 2015.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions which are continually evaluated and may change over time.

73 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014
Investment grade	$1,711	$1,381	$2,082	$1,641	$12,753	$11,576
Non-investment grade	260	261	980	889	1,914	1,743
Total	$1,971	$1,642	$3,062	$2,530	$14,667	$13,319

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

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	March 31, 2015	Dec. 31, 2014
Wealth management loans:
Investment grade	$5,848	$5,621
Non-investment grade	88	29
Wealth management mortgages	5,713	5,534
Total	$11,649	$11,184

Wealth management non-mortgage loans are not typically rated by external rating agencies. A majority of the wealth management loans are secured by the customers’ investment management accounts or custody accounts. Eligible assets pledged for these loans are typically investment grade, fixed-income securities, equities and/or mutual funds. Internal ratings for this portion of the wealth management portfolio, therefore, would equate to investment grade external ratings. Wealth management loans are provided to select customers based on the pledge of other types of assets, including business assets, fixed assets or a modest amount of commercial real estate. For the loans collateralized by other assets, the credit quality of the obligor is carefully analyzed, but we do not consider this portfolio of loans to be investment grade.

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 60% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at March 31, 2015.

At March 31, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 21%; New York - 20%; Massachusetts - 15%; Florida - 8%; and other - 36%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,181 million at March 31, 2015 and $1,222 million at Dec. 31, 2014. These loans are not typically correlated to external ratings. Included in this portfolio at March 31, 2015 are $337 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of March 31, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 18% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

BNY Mellon 74

Notes to Consolidated Financial Statements (continued)

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $6,993 million at March 31, 2015 and $5,882 million at Dec. 31, 2014. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $19,566 million of secured margin loans on our balance sheet at March 31, 2015 compared with $20,034 million at Dec. 31, 2014. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

Note 5 - Goodwill and intangible assets

Impairment testing

Goodwill impairment testing is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2014	$9,352	$8,467	$50	$17,869
Acquisitions	10	—	—	10
Foreign currency translation	(109)	(107)	—	(216)
Balance at March 31, 2015	$9,253	$8,360	$50	$17,663

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$9,473	$8,550	$50	$18,073
Foreign currency translation	20	7	—	27
Balance at March 31, 2014	$9,493	$8,557	$50	$18,100

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2014	$1,923	$1,355	$849	$4,127
Acquisitions	9	—	—	9
Amortization	(25)	(41)	—	(66)
Foreign currency translation	(16)	(7)	—	(23)
Balance at March 31, 2015	$1,891	$1,307	$849	$4,047

75 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$2,065	$1,538	$849	$4,452
Amortization	(31)	(44)	—	(75)
Foreign currency translation	3	—	—	3
Balance at March 31, 2014	$2,037	$1,494	$849	$4,380

The table below provides a breakdown of intangible assets by type.

Intangible assets	March 31, 2015				Dec. 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$1,733	$(1,292)	$441	11 years	$464
Customer contracts—Investment Services	2,314	(1,386)	928	11 years	974
Other	75	(63)	12	4 years	14
Total subject to amortization	4,122	(2,741)	1,381	11 years	1,452
Not subject to amortization: (a)
Trade name	1,358	N/A	1,358	N/A	1,360
Customer relationships	1,308	N/A	1,308	N/A	1,315
Total not subject to amortization	2,666	N/A	2,666	N/A	2,675
Total intangible assets	$6,788	$(2,741)	$4,047	N/A	$4,127

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2015	$266
2016	240
2017	216
2018	181
2019	108

Note 6 - Other assets

Other assets	March 31,	Dec. 31,
(in millions)	2015	2014
Corporate/bank owned life insurance	$4,618	$4,598
Accounts receivable	4,534	4,166
Fails to deliver	3,189	1,351
Equity in joint venture and other investments (a)	3,170	3,287
Income taxes receivable	1,552	2,142
Software	1,332	1,332
Fair value of hedging derivatives	1,038	851
Prepaid pension assets	572	708
Prepaid expenses	478	451
Due from customers on acceptances	304	247
Other	1,528	1,357
Total other assets	$22,315	$20,490

(a)	Includes Federal Reserve Bank stock of $448 million and $447 million, respectively, at cost.

BNY Mellon 76

Notes to Consolidated Financial Statements (continued)

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

Seed capital and private equity investments valued using NAV
	March 31, 2015				Dec. 31, 2014
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$292	$—	Daily-quarterly	0-180 days	$307	$—	Daily-quarterly	0-180 days
Private equity investments (b)(c)	27	56	N/A	N/A	35	45	N/A	N/A
Total	$319	$56			$342	$45

(a)	Other funds include various leveraged loans, hedge funds and structured credit funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

(c)
Includes investments and unfunded commitments related to SBICs, which are compliant with the Volcker Rule, of $24 million and $56 million, respectively, at March 31, 2015 and $18 million and $45 million, respectively, at Dec. 31, 2014.

N/A - Not applicable.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the company’s CRA requirements. Our total investment in qualified affordable housing projects totaled $828 million at March 31, 2015 and $853 million at Dec. 31, 2014. Commitments to fund future investments in qualified affordable housing projects totaled $339 million at March 31, 2015 and $358 million at Dec. 31, 2014. A summary of the commitments to fund future investments is as follows: 2015—$135 million; 2016—$110 million;

2017—$82 million; 2018—$2 million; 2019—$1 million and 2020 and thereafter—$9 million.

Tax credits and other tax benefits recognized were $33 million in the first quarter of 2015, $31 million in the first quarter of 2014 and $34 million in the fourth quarter of 2014. Amortization expense included in the provision for income taxes was $24 million in the first quarter of 2015, $24 million in the first quarter of 2014 and $26 million in the fourth quarter of 2014.

77 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 7 - Net interest revenue

The following table provides the components of net interest revenue presented on the consolidated income statement.

Net interest revenue	Quarter ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Interest revenue
Non-margin loans	$173	$178	$169
Margin loans	50	48	42
Securities:
Taxable	439	417	405
Exempt from federal income taxes	22	22	27
Total securities	461	439	432
Deposits with banks	30	30	73
Deposits with the Federal Reserve and other central banks	45	55	46
Federal funds sold and securities purchased under resale agreements	30	26	17
Trading assets	18	26	33
Total interest revenue	807	802	812
Interest expense
Deposits	15	13	22
Federal funds purchased and securities sold under repurchase agreements	(3)	(2)	(4)
Trading liabilities	2	4	8
Other borrowed funds	2	2	1
Commercial paper	—	1	—
Customer payables	2	3	2
Long-term debt	61	69	55
Total interest expense	79	90	84
Net interest revenue	$728	$712	$728

Note 8 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)			Quarter ended
	March 31, 2015			March 31, 2014
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$15	$8	$1	$14	$9	$1
Interest cost	43	10	2	45	11	3
Expected return on assets	(83)	(13)	(2)	(79)	(15)	(2)
Curtailment (gain)/loss	(30)	—	—	—	—	—
Other	31	6	—	28	4	—
Net periodic benefit cost (credit)	$(24)	$11	$1	$8	$9	$2

Note 9 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges on the income statement. Restructuring charges recorded in 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan. In the first quarter of 2015, we recorded total restructuring recoveries of $4 million primarily related to severance.

BNY Mellon 78

Notes to Consolidated Financial Statements (continued)

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology, and operations. The initial restructuring charge consisted of $125 million of severance costs. In the first quarter of 2015, we recorded total restructuring recoveries of $2 million primarily related to severance. The following table presents the activity in the reserve through March 31, 2015.

Streamlining actions 2014 – restructuring reserve activity
(in millions)	Total
Original restructuring charge	$125
Net additional charges	59
Utilization	(92)
Balance at Dec. 31, 2014	$92
Net additional (recoveries)	(2)
Utilization	(25)
Balance at March 31, 2015	$65

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions 2014 – restructuring charge by business			Total charges since inception
(in millions)	1Q15	4Q14
Investment Management	$—	$1	$23
Investment Services	2	(16)	85
Other segment (including Business Partners)	(4)	21	74
Total restructuring charge (recovery)	$(2)	$6	$182

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge consisted of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. In the first quarter of 2015, we recorded a recovery of $2 million. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through March 31, 2015.

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	93	(57)	36
Utilization	(143)	28	(115)
Balance at Dec. 31, 2014	28	—	28
Net additional (recoveries)	(2)	—	(2)
Utilization	(4)	—	(4)
Balance at March 31, 2015	$22	$—	$22

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	1Q15	4Q14
Investment Management	$—	$1	$51
Investment Services	—	(2)	84
Other segment (including Business Partners)	(2)	(5)	6
Total restructuring charge (recovery)	$(2)	$(6)	$141

Note 10 - Income taxes

BNY Mellon recorded an income tax provision of $280 million (24.4% effective tax rate) in the first quarter of 2015 and $232 million (25.1% effective tax rate) in the first quarter of 2014. The effective tax rates primarily reflect the tax benefit from foreign operations, tax-exempt income and consolidated investment management funds.

Our total tax reserves as of March 31, 2015 were $673 million compared with $669 million at Dec. 31, 2014. If these tax reserves were unnecessary, $673 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at March 31, 2015 is accrued interest, where applicable, of $200 million. The additional tax expense related to interest for the three months ended March 31, 2015 was $1 million compared with $1 million for the three months ended March 31, 2014.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12

79 BNY Mellon

Notes to Consolidated Financial Statements (continued)

months by an amount up to $38 million as a result of adjustments related to tax years that are still subject to examination.

On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court challenging the IRS’s disallowance of certain foreign tax credits claimed for the 2001 and 2002 tax years. Trial was held from April 16 to May 17, 2012. On Feb. 11, 2013, BNY Mellon received an adverse decision from the U.S. Tax Court. On Sept. 23, 2013, the U.S. Tax Court amended its prior ruling to allow BNY Mellon an interest expense deduction and to exclude certain items from taxable income. The net impact of the court rulings for all years involved and related interest decreased after-tax income in 2013 by $593 million.

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

Our federal income tax returns are closed to examination through 2010. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2012.

Note 11 - Securitizations and variable interest entities

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

BNY Mellon has other VIEs, including securitization trusts and CLOs, in which BNY Mellon serves as the investment manager. In addition, we provide trust and custody services for a fee to entities sponsored by other corporations in which we have no other interest. These VIEs are evaluated under the guidance included in ASU 2009-17. BNY Mellon has one securitization and several CLOs, which were assessed and consolidated in accordance with ASU 2009-17.

The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of March 31, 2015 and Dec. 31, 2014, based on the assessments performed in accordance with ASC 810 and ASU 2009-17. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 and ASU 2009-17 at March 31, 2015
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	7,852		—	7,852
Other assets	573		—	573
Total assets	$8,425	(a)	$400	$8,825
Trading liabilities	$6,584		$—	$6,584
Other liabilities	36		355	391
Total liabilities	$6,620	(a)	$355	$6,975
Nonredeemable noncontrolling interests	$1,337	(a)	$—	$1,337

(a)	Includes voting interest entities with assets of $809 million, liabilities of $142 million and nonredeemable noncontrolling interests of $479 million.

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2014
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$414	$414
Trading assets	8,678		—	8,678
Other assets	604		—	604
Total assets	$9,282	(a)	$414	$9,696
Trading liabilities	$7,660		$—	$7,660
Other liabilities	9		363	372
Total liabilities	$7,669	(a)	$363	$8,032
Nonredeemable noncontrolling interests	$1,033	(a)	$—	$1,033

(a)	Includes voting interest entities with assets of $855 million, liabilities of $148 million and nonredeemable noncontrolling interests of $544 million.

BNY Mellon 80

Notes to Consolidated Financial Statements (continued)

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of March 31, 2015 and Dec. 31, 2014, the following assets related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements.

Non-consolidated VIEs at March 31, 2015
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$119	$—	$119

Non-consolidated VIEs at Dec. 31, 2014
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$148	$—	$148

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

Note 12 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at March 31, 2015 and Dec. 31, 2014.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Total				15,826	15,826	$1,562	$1,562

(a)	The carrying value of the Series C and Series D preferred stock is recorded net of issuance costs.

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

On March 20, 2015, The Bank of New York Mellon Corporation paid the following dividends for the

81 BNY Mellon

Notes to Consolidated Financial Statements (continued)

noncumulative perpetual preferred stock for the dividend period ending in March 2015 to holders of record as of the close of business on March 5, 2015:

•
$977.78 per share on the Series A Preferred Stock (equivalent to $9.7778 per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A Preferred Stock); and

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock).

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

Note 13 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	March 31, 2015			Dec. 31, 2014			March 31, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(615)	$(98)	$(713)	$(283)	$(48)	$(331)	$24	$13	$37
Total foreign currency translation	(615)	(98)	(713)	(283)	(48)	(331)	24	13	37
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	202	(68)	134	63	(26)	37	250	(88)	162
Reclassification adjustment (a)	(24)	9	(15)	(31)	13	(18)	(22)	9	(13)
Net unrealized gain (loss) on assets available-for-sale	178	(59)	119	32	(13)	19	228	(79)	149
Defined benefit plans:
Prior service cost arising during the period	—	—	—	3	(1)	2	—	—	—
Net gain (loss) arising during the period	(185)	76	(109)	(766)	287	(479)	—	—	—
Foreign exchange adjustment	—	—	—	(2)	1	(1)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	7	(2)	5	35	(13)	22	30	(11)	19
Total defined benefit plans	(178)	74	(104)	(730)	274	(456)	30	(11)	19
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	2	5	7	5	(4)	1	6	—	6
Reclassification adjustment (a)	(3)	(5)	(8)	(7)	4	(3)	(4)	(1)	(5)
Net unrealized gain (loss) on cash flow hedges	(1)	—	(1)	(2)	—	(2)	2	(1)	1
Total other comprehensive income (loss)	$(616)	$(83)	$(699)	$(983)	$213	$(770)	$284	$(78)	$206

(a)
The reclassification adjustment related to the unrealized gain (loss) on assets available-for-sale is recorded as net securities gains on the Consolidated Income Statement. The amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost is recorded as staff expense on the Consolidated Income Statement. See Note 16 of the Notes to Consolidated Financial Statements for the location of the reclassification adjustment related to cash flow hedges on the Consolidated Income Statement.

BNY Mellon 82

Notes to Consolidated Financial Statements (continued)

Note 14 - Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities.

Fair value focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The objective is to determine from weighted indicators of fair value a reasonable point within the range that is most representative of fair value under current market conditions.

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

Valuation hierarchy

A three-level valuation hierarchy is used for disclosure of fair value measurements based upon the transparency of inputs to the valuation of an asset or

83 BNY Mellon

Notes to Consolidated Financial Statements (continued)

liability as of the measurement date. The three levels are described below.

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

BNY Mellon 84

Notes to Consolidated Financial Statements (continued)

At March 31, 2015, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-binding dealer quotes, and are included in Level 3 of the valuation hierarchy.

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

Derivatives valued using models with significant unobservable market parameters in markets that lack two-way flow are classified in Level 3 of the valuation hierarchy. Examples include long-dated interest rate or currency swaps and options, where parameters may be unobservable for longer maturities; and certain products, where correlation risk is unobservable. The fair value of these derivatives composes less than 1% of our derivative financial instruments. Additional disclosures of derivative instruments are provided in Note 16 of the Notes to Consolidated Financial Statements.

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

85 BNY Mellon

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

Private equity investments

Our Other segment includes holdings of nonpublic private equity investments through funds managed by third-party investment managers. We value private equity investments initially based upon the transaction price, which we subsequently adjust to reflect expected exit values as evidenced by financing and sale transactions with third parties or through ongoing reviews by the investment managers.

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

The following tables present the financial instruments carried at fair value at March 31, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the first quarter of 2015.

BNY Mellon 86

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at March 31, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$18,586	$—	$—	$—	$18,586
U.S. Government agencies	—	385	—	—	385
Sovereign debt/sovereign guaranteed	40	15,203	—	—	15,243
State and political subdivisions (b)	—	5,128	11	—	5,139
Agency RMBS	—	25,183	—	—	25,183
Non-agency RMBS	—	920	—	—	920
Other RMBS	—	1,386	—	—	1,386
Commercial MBS	—	1,851	—	—	1,851
Agency commercial MBS	—	3,785	—	—	3,785
Asset-backed CLOs	—	2,258	—	—	2,258
Other asset-backed securities	—	3,400	—	—	3,400
Equity securities	92	—	—	—	92
Money market funds (b)	730	—	—	—	730
Corporate bonds	—	1,745	—	—	1,745
Other debt securities	—	2,068	—	—	2,068
Foreign covered bonds	2,338	470	—	—	2,808
Non-agency RMBS (c)	—	2,138	—	—	2,138
Total available-for-sale securities	21,786	65,920	11	—	87,717
Trading assets:
Debt and equity instruments (b)	1,579	2,288	—	—	3,867
Derivative assets not designated as hedging:
Interest rate	27	17,024	3	(13,365)	3,689
Foreign exchange	—	6,199	—	(4,391)	1,808
Equity	64	192	3	(118)	141
Total derivative assets not designated as hedging	91	23,415	6	(17,874)	5,638
Total trading assets	1,670	25,703	6	(17,874)	9,505
Loans	—	140	—	—	140
Other assets:
Derivative assets designated as hedging:
Interest rate	—	574	—	—	574
Foreign exchange	—	464	—	—	464
Total derivative assets designated as hedging	—	1,038	—	—	1,038
Other assets (d)	234	897	54	—	1,185
Total other assets	234	1,935	54	—	2,223
Subtotal assets of operations at fair value	23,690	93,698	71	(17,874)	99,585
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	170	7,682	—	—	7,852
Other assets	462	111	—	—	573
Total assets of consolidated investment management funds	632	7,793	—	—	8,425
Total assets	$24,322	$101,491	$71	$(17,874)	$108,010
Percentage of assets prior to netting	19%	81%	—%
87 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at March 31, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$412	$235	$—	$—	$647
Derivative liabilities not designated as hedging:
Interest rate	8	17,225	3	(13,836)	3,400
Foreign exchange	—	6,073	—	(3,044)	3,029
Equity and other contracts	28	354	3	(119)	266
Total derivative liabilities not designated as hedging	36	23,652	6	(16,999)	6,695
Total trading liabilities	448	23,887	6	(16,999)	7,342
Long-term debt (b)	—	355	—	—	355
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	553	—	—	553
Foreign exchange	—	59	—	—	59
Total other liabilities - derivative liabilities designated as hedging	—	612	—	—	612
Subtotal liabilities of operations at fair value	448	24,854	6	(16,999)	8,309
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	6,584	—	—	6,584
Other liabilities	27	9	—	—	36
Total liabilities of consolidated investment management funds	27	6,593	—	—	6,620
Total liabilities	$475	$31,447	$6	$(16,999)	$14,929
Percentage of liabilities prior to netting	1%	99%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 88

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$19,997	$—	$—	$—	$19,997
U.S. Government agencies	—	343	—	—	343
Sovereign debt/sovereign guaranteed	40	17,244	—	—	17,284
State and political subdivisions (b)	—	5,236	11	—	5,247
Agency RMBS	—	32,600	—	—	32,600
Non-agency RMBS	—	953	—	—	953
Other RMBS	—	1,551	—	—	1,551
Commercial MBS	—	1,959	—	—	1,959
Agency commercial MBS	—	3,132	—	—	3,132
Asset-backed CLOs	—	2,130	—	—	2,130
Other asset-backed securities	—	3,240	—	—	3,240
Equity securities	95	—	—	—	95
Money market funds (b)	763	—	—	—	763
Corporate bonds	—	1,785	—	—	1,785
Other debt securities	—	2,169	—	—	2,169
Foreign covered bonds	2,250	618	—	—	2,868
Non-agency RMBS (c)	—	2,214	—	—	2,214
Total available-for-sale securities	23,145	75,174	11	—	98,330
Trading assets:
Debt and equity instruments (b)	2,204	2,217	—	—	4,421
Derivative assets not designated as hedging:
Interest rate	7	17,137	6	(13,942)	3,208
Foreign exchange	—	6,280	—	(4,246)	2,034
Equity	96	278	3	(159)	218
Total derivative assets not designated as hedging	103	23,695	9	(18,347)	5,460
Total trading assets	2,307	25,912	9	(18,347)	9,881
Loans	—	21	—	—	21
Other assets:
Derivative assets designated as hedging:
Interest rate	—	477	—	—	477
Foreign exchange	—	374	—	—	374
Total derivative assets designated as hedging	—	851	—	—	851
Other assets (d)	250	745	70	—	1,065
Total other assets	250	1,596	70	—	1,916
Subtotal assets of operations at fair value	25,702	102,703	90	(18,347)	110,148
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	100	8,578	—	—	8,678
Other assets	457	147	—	—	604
Total assets of consolidated investment management funds	557	8,725	—	—	9,282
Total assets	$26,259	$111,428	$90	$(18,347)	$119,430
Percentage of assets prior to netting	19%	81%	—%

89 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$367	$294	$—	$—	$661
Derivative liabilities not designated as hedging:
Interest rate	3	17,645	6	(14,467)	3,187
Foreign exchange	—	6,367	—	(3,149)	3,218
Equity and other contracts	47	499	3	(181)	368
Total derivative liabilities not designated as hedging	50	24,511	9	(17,797)	6,773
Total trading liabilities	417	24,805	9	(17,797)	7,434
Long-term debt (b)	—	347	—	—	347
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	385	—	—	385
Foreign exchange	—	62	—	—	62
Total derivative liabilities designated as hedging	—	447	—	—	447
Other liabilities	4	—	—	—	4
Total other liabilities	4	447	—	—	451
Subtotal liabilities of operations at fair value	421	25,599	9	(17,797)	8,232
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	7,660	—	—	7,660
Other liabilities	1	8	—	—	9
Total liabilities of consolidated investment management funds	1	7,668	—	—	7,669
Total liabilities	$422	$33,267	$9	$(17,797)	$15,901
Percentage of liabilities prior to netting	1%	99%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

BNY Mellon 90

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	March 31, 2015					Dec. 31, 2014
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$76	—%	—%	—%	100%	$78	—%	—%	—%	100%
2006	134	—	—	—	100	138	—	—	—	100
2005	276	—	21	18	61	284	—	21	19	60
2004 and earlier	434	3	5	27	65	453	3	5	27	65
Total non-agency RMBS	$920	1%	8%	19%	72%	$953	1%	9%	19%	71%
Commercial MBS - Domestic, originated in:
2009-2015	$686	84%	16%	—%	—%	$639	83%	17%	—%	—%
2008	19	100	—	—	—	19	100	—	—	—
2007	349	65	21	14	—	353	65	21	14	—
2006	545	82	18	—	—	599	83	17	—	—
2005	179	100	—	—	—	271	100	—	—	—
2004 and earlier	6	100	—	—	—	6	100	—	—	—
Total commercial MBS - Domestic	$1,784	81%	16%	3%	—%	$1,887	82%	15%	3%	—%
Foreign covered bonds:
Canada	$1,394	100%	—%	—%	—%	$1,266	100%	—%	—%	—%
United Kingdom	604	100	—	—	—	690	100	—	—	—
Netherlands	215	100	—	—	—	244	100	—	—	—
Other	595	100	—	—	—	668	100	—	—	—
Total foreign covered bonds	$2,808	100%	—%	—%	—%	$2,868	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,052	83%	17%	—%	—%	$1,172	83%	17%	—%	—%
Netherlands	250	100	—	—	—	296	100	—	—	—
Ireland	129	—	—	—	100	144	—	—	—	100
Other	21	100	—	—	—	25	99	1	—	—
Total European floating rate notes - available-for-sale	$1,452	79%	12%	—%	9%	$1,637	79%	12%	—%	9%
Sovereign debt/sovereign guaranteed:
France	$4,252	100%	—%	—%	—%	$3,550	100%	—%	—%	—%
United Kingdom	2,858	100	—	—	—	5,076	100	—	—	—
Spain	1,817	—	—	100	—	1,978	—	—	100	—
Germany	1,548	100	—	—	—	1,522	100	—	—	—
Italy	1,252	—	—	100	—	1,427	—	—	100	—
Netherlands	1,237	100	—	—	—	1,800	100	—	—	—
Belguim	1,058	100	—	—	—	829	100	—	—	—
Ireland	802	—	17	83	—	672	—	—	100	—
Other	419	83	—	17	—	430	81	—	19	—
Total sovereign debt/sovereign guaranteed	$15,243	74%	1%	25%	—%	$17,284	76%	—%	24%	—%
Non-agency RMBS (b), originated in:
2007	$599	—%	—%	—%	100%	$620	—%	—%	—%	100%
2006	627	—	—	1	99	653	—	—	1	99
2005	706	—	3	1	96	727	—	3	1	96
2004 and earlier	206	—	4	7	89	214	—	4	7	89
Total non-agency RMBS (b)	$2,138	—%	1%	1%	98%	$2,214	—%	1%	1%	98%

(a)
At March 31, 2015 and Dec. 31, 2014, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

91 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the quarters ended March 31, 2015 and 2014 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2015
	Available-for-sale securities		Trading assets				Total assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets
Fair value at Dec. 31, 2014	$11		$9		$70		$90
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(1)	(c)	(2)	(d)	(3)
Purchases, sales and settlements:
Purchases	—		—		7		7
Sales	—		—		(21)		(21)
Settlements	—		(2)		—		(2)
Fair value at March 31, 2015	$11		$6		$54		$71
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$(1)		$—		$(1)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended March 31, 2015
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2014	$9		$9
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(1)	(b)	(1)
Settlements	(2)		(2)
Fair value at March 31, 2015	$6		$6
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1		$1

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the three months ended March 31, 2014
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2013	$11		$1		$22		$105		$139
Transfers out of Level 3	—		—		(1)		—		(1)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	(2)	(c)	2	(d)	—
Purchases and sales:
Purchases	—		—		—		8		8
Sales	—		—		—		(5)		(5)
Fair value at March 31, 2014	$11		$1		$19		$110		$141
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$(2)		$—		$(2)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

BNY Mellon 92

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

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of March 31, 2015 and Dec. 31, 2014, for which a nonrecurring change in fair value has been recorded during the quarters ended March 31, 2015 and Dec. 31, 2014.

Assets measured at fair value on a nonrecurring basis at March 31, 2015				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$108	$2	$110
Other assets (b)	—	7	—	7
Total assets at fair value on a nonrecurring basis	$—	$115	$2	$117

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$112	$2	$114
Other assets (b)	—	6	—	6
Total assets at fair value on a nonrecurring basis	$—	$118	$2	$120

(a)
During the quarters ended March 31, 2015 and Dec. 31, 2014, the fair value of these loans increased less than $1 million and decreased $3 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or fair value.

93 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at March 31, 2015	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	1%
Trading assets - Derivative assets:
Interest rate contracts:
Structured foreign exchange swaptions	3	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	13%-15%
Equity:
Equity options	3	Option pricing model (a)	Long-term equity volatility	21%-22%
Measured on a nonrecurring basis:
Loans	2	Discounted cash flows	Timing of sale	0-15 months
			Cap rate	8%
			Cost to complete/sell	0%-260%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at March 31, 2015	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities - Derivative liabilities:
Interest rate contracts:
Structured foreign exchange swaptions	$3	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	13%-15%
Equity:
Equity options	3	Option pricing model (a)	Long-term equity volatility	21%-22%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

Estimated fair value of financial instruments

The carrying amounts of our financial instruments (i.e., monetary assets and liabilities) are determined under different accounting methods - see Note 1 of the Notes to Consolidated Financial Statements. The following disclosure discusses these instruments on a uniform fair value basis. However, active markets do not exist for a significant portion of these instruments. For financial instruments where quoted prices from identical assets and liabilities in active markets do not exist, we determine fair value based on discounted cash flow analysis and comparison to similar instruments. Discounted cash flow analysis is dependent upon estimated future cash flows and the level of interest rates. Other judgments would result in different fair values. The fair value information supplements the basic financial statements and other traditional financial data presented throughout this report.

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

BNY Mellon 94

Notes to Consolidated Financial Statements (continued)

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

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by the valuation hierarchy (as described above).

Summary of financial instruments	March 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$89,704	$—	$89,704	$89,704
Interest-bearing deposits with banks	—	18,947	—	18,947	18,937
Federal funds sold and securities purchased under resale agreements	—	28,268	—	28,268	28,268
Securities held-to-maturity	10,462	31,214	—	41,676	41,237
Loans	—	60,088	—	60,088	59,906
Other financial assets	7,167	1,073	—	8,240	8,240
Total	$17,629	$229,294	$—	$246,923	$246,292
Liabilities:
Noninterest-bearing deposits	$—	$111,622	$—	$111,622	$111,622
Interest-bearing deposits	—	168,831	—	168,831	169,637
Federal funds purchased and securities sold under repurchase agreements	—	7,919	—	7,919	7,919
Payables to customers and broker-dealers	—	21,959	—	21,959	21,959
Borrowings	—	984	—	984	984
Long-term debt	—	20,711	—	20,711	20,046
Total	$—	$332,026	$—	$332,026	$332,167

BNY Mellon 96

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$96,682	$—	$96,682	$96,682
Interest-bearing deposits with banks	—	19,505	—	19,505	19,495
Federal funds sold and securities purchased under resale agreements	—	20,302	—	20,302	20,302
Securities held-to-maturity	5,063	16,064	—	21,127	20,933
Loans	—	56,840	—	56,840	56,749
Other financial assets	6,970	1,121	—	8,091	8,091
Total	$12,033	$210,514	$—	$222,547	$222,252
Liabilities:
Noninterest-bearing deposits	$—	$104,240	$—	$104,240	$104,240
Interest-bearing deposits	—	160,688	—	160,688	161,629
Federal funds purchased and securities sold under repurchase agreements	—	11,469	—	11,469	11,469
Payables to customers and broker-dealers	—	21,181	—	21,181	21,181
Borrowings	—	956	—	956	956
Long-term debt	—	20,401	—	20,401	19,917
Total	$—	$318,935	$—	$318,935	$319,392

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
March 31, 2015
Securities available-for-sale	$7,233	$6,966	$4	$(539)
Long-term debt	16,623	16,100	568	(14)
Dec. 31, 2014
Securities available-for-sale	$7,294	$7,045	$4	$(370)
Long-term debt	16,469	16,100	470	(14)

Note 15 - Fair value option

We elected fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	March 31, 2015	Dec. 31, 2014
Assets of consolidated investment management funds:
Trading assets	$7,852	$8,678
Other assets	573	604
Total assets of consolidated investment management funds	$8,425	$9,282
Liabilities of consolidated investment management funds:
Trading liabilities	$6,584	$7,660
Other liabilities	36	9
Total liabilities of consolidated investment management funds	$6,620	$7,669

97 BNY Mellon

Notes to Consolidated Financial Statements (continued)

BNY Mellon values assets in consolidated CLOs using observable market prices from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Mark-to-market valuation best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income of consolidated investment management funds and in the interest of investment management fund noteholders, respectively.

We have elected the fair value option on $138 million and $21 million of loans at March 31, 2015 and Dec. 31, 2014, respectively. The fair value of these loans was $140 million at March 31, 2015 and $21 million at Dec. 31, 2014. The loans were valued using observable market inputs to discount expected loan cash flows. These loans are included in Level 2 of the valuation hierarchy.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $355 million at March 31, 2015 and $347 million at Dec. 31, 2014. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of the loans and long-term debt and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Loans:
Investment and other income	$2	$—	$—
Long-term debt:
Foreign exchange and other trading revenue	$(8)	$(10)	$(8)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in investment and other income and foreign exchange and other trading revenue.

Note 16 - Derivative instruments

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. Recoveries of less than $1 million were recorded in the first quarter of 2015. There were no counterparty default losses in the first quarter of 2014.

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At March 31, 2015, $6.8 billion face amount of securities were hedged with interest rate swaps that had notional values of $7.0 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years.

BNY Mellon 98

Notes to Consolidated Financial Statements (continued)

We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At March 31, 2015, $16.1 billion par value of debt was hedged with interest rate swaps that had notional values of $16.1 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of March 31, 2015, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $276 million (notional), with a pre-tax loss of $13 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

We use forward foreign exchange contracts with remaining maturities of nine months or less as hedges against our foreign exchange exposure to various foreign currencies with respect to certain interest-bearing assets and their associated forecasted interest revenue. These hedges are designated as cash flow hedges. These hedges are effected such that their maturities and notional values match those of the corresponding transaction. As of March 31, 2015, the hedged interest bearing assets and designated forward foreign exchange contract hedges were $150 million (notional), with a pre-tax loss of less than $1 million recorded in accumulated other comprehensive income. This loss will be reclassified to net interest revenue over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At March 31, 2015, forward foreign exchange contracts with notional amounts totaling $6.9 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at March 31, 2015, had a combined U.S. dollar equivalent value of $497 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Three months ended
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2014
Fair value hedges of securities	$1.4	$(12.9)	$(4.9)
Fair value hedges of deposits and long-term debt	(3.7)	(2.6)	(2.8)
Cash flow hedges	—	—	0.1
Other (a)	—	—	(0.1)
Total	$(2.3)	$(15.5)	$(7.7)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

99 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at March 31, 2015 and Dec. 31, 2014.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014	March 31, 2015	Dec. 31, 2014
Derivatives designated as hedging instruments (a):
Interest rate contracts	$23,066	$23,145	$574	$477	$553	$385
Foreign exchange contracts	7,309	7,344	464	374	59	62
Total derivatives designated as hedging instruments			$1,038	$851	$612	$447
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$689,734	$731,628	$17,054	$17,150	$17,236	$17,654
Foreign exchange contracts	593,662	528,401	6,199	6,280	6,073	6,367
Equity contracts	6,820	10,842	259	377	385	549
Total derivatives not designated as hedging instruments			$23,512	$23,807	$23,694	$24,570
Total derivatives fair value (c)			$24,550	$24,658	$24,306	$25,017
Effect of master netting agreements (d)			(17,874)	(18,347)	(16,999)	(17,797)
Fair value after effect of master netting agreements			$6,676	$6,311	$7,307	$7,220

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $1,591 million and $716 million, respectively, at March 31, 2015, and $1,589 million and $1,039 million, respectively, at Dec. 31, 2014.

At March 31, 2015, $263 billion (notional) of interest rate contracts will mature within one year, $244 billion between one and five years, and $206 billion after five years. At March 31, 2015, $587 billion (notional) of foreign exchange contracts will mature within one year, $8 billion between one and five years, and $6 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		1Q15	4Q14	1Q14		1Q15	4Q14	1Q14
Interest rate contracts	Net interest revenue	$(151)	$(327)	$(285)	Net interest revenue	$149	$312	$277

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q15	4Q14	1Q14		1Q15	4Q14	1Q14		1Q15	4Q14	1Q14
FX contracts	$(1)	$—	$(1)	Net interest revenue	$(1)	$—	$(1)	Net interest revenue	$—	$—	$—
FX contracts	—	(4)	3	Other revenue	—	(5)	—	Other revenue	—	—	0.1
FX contracts	12	10	3	Trading revenue	12	10	3	Trading revenue	—	—	—
FX contracts	(9)	(2)	1	Salary expense	(8)	2	2	Salary expense	—	—	—
Total	$2	$4	$6		$3	$7	$4		$—	$—	$0.1

BNY Mellon 100

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	1Q15	4Q14	1Q14		1Q15	4Q14	1Q14		1Q15	4Q14	1Q14
FX contracts	$368	$(530)	$(16)	Net interest revenue	$—	$—	$—	Other revenue	$—	$—	$(0.1)

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

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue
(in millions)	1Q15	4Q14	1Q14
Foreign exchange	$217	$165	$130
Other trading revenue (loss):
Fixed income	11	(18)	1
Equity/other	1	4	5
Total other trading revenue (loss)	12	(14)	6
Total foreign exchange and other trading revenue	$229	$151	$136

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

Disclosure of contingent features in over-the-counter (“OTC”) derivative instruments

Certain OTC derivative contracts and/or collateral agreements of The Bank of New York Mellon, our largest banking subsidiary and the subsidiary through which BNY Mellon enters into the substantial majority of all of its OTC derivative contracts and/or collateral agreements, contain provisions that may require us to take certain actions if The Bank of New York Mellon's public debt rating fell to a certain level. Early termination provisions, or “close-out” agreements, in those contracts could trigger immediate payment of outstanding contracts that are

101 BNY Mellon

Notes to Consolidated Financial Statements (continued)

in net liability positions. Certain collateral agreements would require The Bank of New York Mellon to immediately post additional collateral to cover some or all of The Bank of New York Mellon's liabilities to a counterparty.

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of March 31, 2015 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$146	million
Baa2/BBB	$1,338	million
Ba1/BB+	$3,014	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on March 31, 2015, existing collateral arrangements would have required us to have posted an additional $354 million of collateral.

Offsetting assets and liabilities

The following tables present derivative instruments and financial instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements. There were no derivative instruments or financial instruments subject to a netting agreement for which we are not currently netting.

Offsetting of derivative assets and financial assets at March 31, 2015
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$15,004	$13,365		$1,639	$399	$—	$1,240
Foreign exchange contracts	5,245	4,391		854	90	—	764
Equity contracts	237	118		119	—	—	119
Total derivatives subject to netting arrangements	20,486	17,874		2,612	489	—	2,123
Total derivatives not subject to netting arrangements	4,064	—		4,064	—	—	4,064
Total derivatives	24,550	17,874		6,676	489	—	6,187
Reverse repurchase agreements	20,750	2,020	(b)	18,730	18,728	—	2
Securities borrowing	9,252	—		9,252	8,952	—	300
Total	$54,552	$19,894		$34,658	$28,169	$—	$6,489

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

BNY Mellon 102

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative assets and financial assets at Dec. 31, 2014
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$15,457	$13,942		$1,515	$408	$—	$1,107
Foreign exchange contracts	5,291	4,246		1,045	176	—	869
Equity contracts	303	159		144	6	—	138
Total derivatives subject to netting arrangements	21,051	18,347		2,704	590	—	2,114
Total derivatives not subject to netting arrangements	3,607	—		3,607	—	—	3,607
Total derivatives	24,658	18,347		6,311	590	—	5,721
Reverse repurchase agreements	11,634	434	(b)	11,200	11,198	—	2
Securities borrowing	9,033	—		9,033	8,733	—	300
Total	$45,325	$18,781		$26,544	$20,521	$—	$6,023

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

Offsetting of derivative liabilities and financial liabilities at March 31, 2015
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$16,238	$13,836		$2,402	$2,069	$—	$333
Foreign exchange contracts	3,954	3,044		910	267	—	643
Equity contracts	335	119		216	191	—	25
Total derivatives subject to netting arrangements	20,527	16,999		3,528	2,527	—	1,001
Total derivatives not subject to netting arrangements	3,779	—		3,779	—	—	3,779
Total derivatives	24,306	16,999		7,307	2,527	—	4,780
Repurchase agreements	7,743	2,020	(b)	5,723	5,721	—	2
Securities lending	2,142	—		2,142	2,061	—	81
Total	$34,191	$19,019		$15,172	$10,309	$—	$4,863

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

103 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Dec. 31, 2014
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$16,884	$14,467		$2,417	$1,815	$—	$602
Foreign exchange contracts	4,241	3,149		1,092	399	—	693
Equity contracts	481	181		300	250	—	50
Total derivatives subject to netting arrangements	21,606	17,797		3,809	2,464	—	1,345
Total derivatives not subject to netting arrangements	3,411	—		3,411	—	—	3,411
Total derivatives	25,017	17,797		7,220	2,464	—	4,756
Repurchase agreements	9,160	434	(b)	8,726	8,722	—	4
Securities lending	2,571	—		2,571	2,494	—	77
Total	$36,748	$18,231		$18,517	$13,680	$—	$4,837

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

Note 17 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at March 31, 2015 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	March 31, 2015
	Loans	Unfunded commitments	Total exposure
Banks	$9.1	$1.7	$10.8
Asset managers	1.7	5.1	6.8
Securities industry	3.3	1.1	4.4
Insurance	0.1	3.9	4.0
Government	0.1	3.0	3.1
Other	0.4	1.2	1.6
Total	$14.7	$16.0	$30.7

Commercial portfolio exposure (in billions)	March 31, 2015
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$6.0	$6.8
Manufacturing	0.4	5.7	6.1
Energy and utilities	0.5	5.5	6.0
Media and telecom	0.3	1.5	1.8
Total	$2.0	$18.7	$20.7

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

BNY Mellon 104

Notes to Consolidated Financial Statements (continued)

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	March 31,	Dec. 31,
(in millions)	2015	2014
Lending commitments	$34,166	$33,273
Standby letters of credit (a)	5,600	5,767
Commercial letters of credit	264	255
Securities lending indemnifications (b)	310,273	304,386

(a)	Net of participations totaling $961 million at March 31, 2015 and $894 million at Dec. 31, 2014.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $68 billion at March 31, 2015 and $64 billion at Dec. 31, 2014.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $11.3 billion in less than one year, $22.6 billion in one to five years and $252 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $412 million and $421 million at March 31, 2015 and Dec. 31, 2014, respectively. At March 31, 2015, $3.4 billion of the SBLCs will expire within one year and $2.2 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $93 million at March 31, 2015 and $89 million at Dec. 31, 2014.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	March 31,	Dec. 31,
	2015	2014
Investment grade	86%	88%
Non-investment grade	14%	12%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $264 million at March 31, 2015 compared with $255 million at Dec. 31, 2014.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications

105 BNY Mellon

Notes to Consolidated Financial Statements (continued)

were secured by collateral of $323 billion at March 31, 2015 and $316 billion at Dec. 31, 2014.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At March 31, 2015 and Dec. 31, 2014, $68 billion and $64 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $72 billion and $67 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

We expect many of these guarantees to expire without the need to advance any cash. The revenue associated with guarantees frequently depends on the credit rating of the obligor and the structure of the transaction, including collateral, if any.

Exposure for certain administrative errors

In connection with certain offshore tax-exempt funds that we manage, we may be liable to the funds for certain administrative errors. The errors relate to the resident status of such funds, potentially exposing the Company to a tax liability related to the funds’ earnings. The Company is in discussions with tax authorities regarding the funds. With the charge recorded in 2014 for this matter, we believe we are appropriately accrued and the additional reasonably possible exposure is not significant.

Indemnification arrangements

We have provided standard representations for underwriting agreements, acquisition and divestiture agreements, sales of loans and commitments, and other similar types of arrangements and customary indemnification for claims and legal proceedings related to providing financial services that are not otherwise included above. Insurance has been purchased to mitigate certain of these risks. Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At March 31, 2015 and Dec. 31, 2014, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At March 31, 2015 and Dec. 31, 2014, we have not recorded any material liabilities under these arrangements.

Legal proceedings

In the ordinary course of business, BNY Mellon and its subsidiaries are routinely named as defendants in or made parties to pending and potential legal actions. We also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages are often asserted in many of these legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters.

BNY Mellon 106

Notes to Consolidated Financial Statements (continued)

However, on the basis of our current knowledge and understanding, we do not believe that judgments, settlements or orders, if any, arising from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of BNY Mellon, although they could have a material effect on net income in a given period.

In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, penalty or business impact, if any, associated with each such matter. In accordance with applicable accounting guidance, BNY Mellon establishes accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. BNY Mellon will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, BNY Mellon does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. BNY Mellon believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of BNY Mellon, although future accruals could have a material effect on net income in a given period.

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $280 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
On Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for The Bank of New York Mellon’s allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. On Aug. 26, 2013, the Court of Appeals reversed its own prior decision and the district court’s decision, and remanded the case to the district court for further proceedings. On Dec. 10, 2014, the district court issued a decision in favor of The Bank of New York Mellon holding that the transfers from Sentinel cannot be reversed and that The Bank of New York Mellon’s lien is valid and not subject to equitable subordination. On Jan. 8, 2015, the bankruptcy trustee filed a notice of appeal.

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

107 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Jan. 29, 2010 and provided an explanation as to why an enforcement action is unwarranted.

Securities Lending Matters
BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from 2009 to 2013, and are currently pending in courts in North Carolina and Illinois. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege that BNY Mellon should have prevented losses in connection with the investment of securities lending collateral in Lehman Brothers Holdings, Inc., and seek damages as to those losses. The lawsuits are all in discovery phases; no trial dates have been set.

Foreign Exchange Matters
Beginning in December 2009, government authorities have been conducting inquiries seeking information relating primarily to standing instruction foreign exchange transactions in connection with custody services BNY Mellon provides to public pension plans and certain other custody clients. BNY Mellon has cooperated with these inquiries.

In addition, on Oct. 4, 2011, the New York Attorney General’s Office (“NYAG”), the New York City Comptroller and various city pension and benefit funds filed a lawsuit asserting claims under the Martin Act and state and city false claims acts. On Aug. 5, 2013, the court dismissed the false claims act claims, and certain plaintiffs have since filed a notice of appeal. Also, on Oct. 4, 2011, the United States Department of Justice (“DOJ”) filed a civil lawsuit seeking civil penalties under 12 U.S.C. Section 1833a and injunctive relief under 18 U.S.C. Section 1345 based on alleged ongoing violations of 18 U.S.C. Sections 1341 and 1343 (mail and wire fraud). On Jan. 17, 2012, the court approved a partial settlement resolving the DOJ’s claim for injunctive relief. In October 2011, several public pension funds in the state of California purported to intervene in a qui tam lawsuit that was removed to federal district court in California. On March 30, 2012, the court dismissed certain of plaintiffs’ claims, including all claims under the California False Claims Act. Certain plaintiffs refiled their claims and, on May 1, 2014, the court again dismissed the California False Claims Act claims, along with certain other claims.

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011, 2012 and 2014. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon has been named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims. One of the plaintiffs appealed and the dismissal was affirmed on Dec. 11, 2014. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

On March 19, 2015, BNY Mellon announced that it has resolved substantially all of the FX-related actions currently pending, resulting in a total of $714 million in settlement payments, which are fully covered by preexisting reserves. BNY Mellon reached settlements with the DOJ and NYAG under which it will pay each of them $167.5 million and provide functionality allowing customers to compare pricing for BNY Mellon’s “defined spread” and “session range” standing instruction FX products. In addition, BNY Mellon reached settlements with the plaintiffs in the outstanding customer class actions, as well as with the U.S. Department of Labor (“DOL”). BNY Mellon will pay $335 million under the class action settlement, which is subject to court approval, and an additional $14 million to the DOL. BNY Mellon has also reached a settlement in principle with the SEC. Under the terms of the agreement with the SEC staff, which is subject to Commission approval, BNY Mellon will pay a $30 million penalty. The putative class action asserting securities law violations, along with two lawsuits brought by individual FX customers, remain pending.

Tax Litigation
On Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. The Notice alleged that the transaction lacked

BNY Mellon 108

Notes to Consolidated Financial Statements (continued)

economic substance and business purpose. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Following a trial, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs on Feb. 11, 2013. On Sept. 23, 2013, the Tax Court issued a supplemental opinion, partially reducing the tax implications to BNY Mellon of its earlier decision. The Tax Court entered a decision formally implementing its prior rulings on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals on March 5, 2014. Argument on the appeal is scheduled for May 18, 2015. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon as trustee is the petitioner in a legal proceeding filed in New York State Supreme Court, New York County on June 29, 2011, seeking approval of a proposed settlement involving Bank of America Corporation, and investors in certain Countrywide residential mortgage-securitization trusts. On Jan. 31, 2014, the court issued its decision approving the settlement except to the extent that it releases loan modification claims. The court approved all the other terms of the settlement. The Bank of New York Mellon appealed the court’s decision to exempt loan modification claims from the settlement approval and several objectors to the settlement cross-appealed. On March 5, 2015, the Appellate Division approved the terms of the settlement in their entirety, including the release of the loan modification claims. The Bank of New York Mellon has also been named as a defendant in a lawsuit brought in New York State court on June 18, 2014, and later re-filed in federal court, by a group of institutional investors. This lawsuit is one of a number of legal actions brought by MBS investors against The Bank of New York Mellon alleging that the trustee has expansive duties under the governing agreements, including to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”).

Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 11 pending lawsuits against Pershing in Texas, including a putative class action. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, alleged purchasers have filed FINRA arbitration claims against Pershing in Texas, Florida, Louisiana, Mississippi, Tennessee, Arkansas, North Carolina and Georgia. On Oct. 8, 2014 and Nov. 3, 2014, Pershing received awards in its favor from two FINRA arbitration panels. On March 2, 2015, Pershing settled 38 FINRA arbitration claims; six FINRA arbitration claims remain pending.

UK Financial Conduct Authority Matter
The UK Financial Conduct Authority (the “FCA”) has been conducting an investigation into compliance by The Bank of New York Mellon, London Branch and The Bank of New York Mellon (International) Limited (the “firms”) with the FCA’s Client Assets Sourcebook (“CASS Rules”), which sets out the regime in the UK for the protection of client interests in relation to holding or controlling client assets. On April 15, 2015, the FCA announced that it had entered into a settlement agreement with the firms in which the firms agreed to pay a fine in the amount of £126 million, after reduction for an early stage settlement, and to the issuance of a Final Notice by the FCA for failing to comply with the CASS Rules between Nov. 1, 2007 and Aug. 12, 2013.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Brazil against DTVM and BNY Mellon Administração de

109 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager.

Sovereign Wealth Funds Inquiry
In January 2011, the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC Staff”) informed several financial institutions, including BNY Mellon, that it had commenced an inquiry into certain of their business practices and relationships with sovereign wealth fund clients. In the third quarter of 2014, the SEC Staff issued Wells notices to certain current and former employees of BNY Mellon, informing them that the SEC Staff has made a preliminary determination to recommend enforcement action against them for alleged violations of the U.S. Foreign Corrupt Practices Act in connection with the provision of a limited number of internships to relatives of sovereign wealth fund officials. BNY Mellon received a similar Wells notice in the fourth quarter of 2014. On Jan. 23, 2015, BNY Mellon received an additional subpoena from the SEC expanding the scope of the SEC’s inquiry into the provision of internships and employment opportunities offered to officials and relatives of officials at government-related entities.

BNY Mellon has fully cooperated with the SEC Staff’s investigation.

Note 18 - Lines of businesses

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

The accounting policies of the businesses are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in our 2014 Annual Report.

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

BNY Mellon 110

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

•
Restructuring charges recorded in 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. In the fourth quarter of 2013, restructuring charges were recorded in the businesses. Prior to the fourth quarter of 2013, restructuring charges were reported in the Other segment.

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended March 31, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$936	(a)	$1,993	$104	$3,033	(a)
Net interest revenue	74		600	54	728
Total revenue	1,010	(a)	2,593	158	3,761	(a)
Provision for credit losses	—		—	2	2
Noninterest expense	746		1,838	116	2,700
Income before taxes	$264	(a)	$755	$40	$1,059	(a)
Pre-tax operating margin (b)	26%		29%	N/M	28%
Average assets	$37,496		$284,978	$52,416	$374,890

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $31 million, representing $121 million of income and noncontrolling interests of $90 million. Income before taxes is net of noncontrolling interests of $90 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

111 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended Dec. 31, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$929	(a)	$1,907	$117	$2,953	(a)
Net interest revenue	69		574	69	712
Total revenue	998	(a)	2,481	186	3,665	(a)
Provision for credit losses	—		—	1	1
Noninterest expense	759		2,555	210	3,524
Income (loss) before taxes	$239	(a)	$(74)	$(25)	$140	(a)
Pre-tax operating margin (b)	24%		(3)%	N/M	4%
Average assets	$37,286		$276,586	$71,360	$385,232

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $18 million, representing $42 million of income and noncontrolling interests of $24 million. Income before taxes is net of noncontrolling interests of $24 million.

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

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $16 million, representing $36 million of income and noncontrolling interests of $20 million. Income before taxes is net of noncontrolling interests of $20 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 19 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Three months ended March 31,
(in millions)	2015	2014
Transfers from loans to other assets for other real estate owned (“OREO”)	$2	$1
Change in assets of consolidated VIEs	857	179
Change in liabilities of consolidated VIEs	1,049	27
Change in noncontrolling interests of consolidated VIEs	304	12
Securities not settled	1,177	1,167
Available-for-sale securities transferred to held-to-maturity	11,602	—

BNY Mellon 112

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

113 BNY Mellon

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of this Annual Report, such as: a technology disruption or information security event that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology, develop and market new technology or protect our intellectual property; government regulation and supervision, and recent legislative and regulatory actions; failure to satisfy regulatory standards, including capital adequacy rules; the risks relating to new lines of business, new products and services or strategic project initiatives; failure to attract and retain employees; regulatory actions or litigation; adverse publicity, government scrutiny or other reputational harm; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure of our risk management framework to be effective; operational risk; failure or circumvention of our controls and procedures; change or uncertainty in monetary, tax and other governmental policies; competition in all aspects of our business; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; the risks and uncertainties relating to our strategic transactions; ongoing concerns about the financial stability of some countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the Eurozone; continuing uncertainty in financial markets and weakness in the economy generally; continuing low or volatile interest rates; market volatility; write-downs of securities that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; the impact of decreased cross-border investment activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our bank subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo collateral agency services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiaries; and the impact of provisions of U.S. banking laws and regulations, Delaware law or failure to pay full and timely dividends on our preferred stock on our ability to return capital to shareholders.

Investors should consider all risks in our 2014 Annual Report and any subsequent reports filed with the SEC by BNY Mellon pursuant to the Exchange Act. All forward-looking statements speak only as of the date on which such statements are made, and BNY Mellon undertakes no obligation to update any statement to reflect events or circumstances after the date on which such forward-looking statement is made or to reflect the occurrence of unanticipated events. The contents of BNY Mellon’s website or any other websites referenced herein are not part of this report.

BNY Mellon 114

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 17 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the first quarter of 2015. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - first quarter of 2015
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at March 31, 2015
January 2015	4,772	$38.56	4,772	$241
February 2015	3,906	39.20	3,906	88
March 2015	1,615	38.86	1,615	25
First quarter of 2015 (a)	10,293	38.85	10,293	3,100	(b)

(a)
Includes 4 million shares repurchased at a purchase price of $157 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $36.14.

(b)
Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2016, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2015 capital plan.

On March 26, 2014, in connection with the Federal Reserve’s non-objection to our 2014 capital plan, the Board of Directors authorized a stock purchase program providing for the repurchase of an aggregate of $1.74 billion of common stock beginning in the second quarter of 2014 and continuing through the first quarter of 2015.

On March 11, 2015, in connection with the Federal Reserve’s non-objection to our 2015 capital plan, BNY Mellon announced a new stock purchase program providing for the repurchase of an aggregate of $3.1 billion of common stock, of which $700 million are contingent on a prior issuance of $1 billion of qualifying preferred stock, which the Company completed on April 28, 2015. The 2015 capital plan begins in the second quarter of 2015 and continues through the second quarter of 2016.

Share repurchases may be executed through repurchase plans designed to comply with Rule 10b5-1 and through derivative, accelerated share repurchase and other structured transactions.

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

The list of exhibits required to be filed as exhibits to this report appears on page 117 hereof, under “Index to Exhibits”, which is incorporated herein by reference.

115 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: May 8, 2015	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Acting Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 116

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
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on March 5, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on March 6, 2015, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of March 31, 2015. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

117 BNY Mellon

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

BNY Mellon 118