Form 10-Q
period 2015-06-30
Bank of New York Mellon Corp
filed 2015-08-07
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
June 30, 2015
Common Stock, $0.01 par value	1,106,517,658

THE BANK OF NEW YORK MELLON CORPORATION

Second Quarter 2015 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key second quarter 2015 and subsequent events	4
Highlights of second quarter 2015 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	13
Income taxes	14
Review of businesses	14
Critical accounting estimates	25
Consolidated balance sheet review	25
Liquidity and dividends	37
Capital	41
Trading activities and risk management	48
Asset/liability management	50
Off-balance sheet arrangements	51
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	52
Recent accounting and regulatory developments	57
Website information	60

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	61
Consolidated Comprehensive Income Statement (unaudited)	63
Consolidated Balance Sheet (unaudited)	64
Consolidated Statement of Cash Flows (unaudited)	65
Consolidated Statement of Changes in Equity (unaudited)	66

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$830	$766	$554	$1,596	$1,215
Basic earnings per share	0.74	0.67	0.48	1.41	1.05
Diluted earnings per share	0.73	0.67	0.48	1.40	1.04

Fee and other revenue (a)	$3,067	$3,012	$2,980	$6,079	$5,863
Income from consolidated investment management funds (a)	40	52	46	92	82
Net interest revenue	779	728	719	1,507	1,447
Total revenue (a)	$3,886	$3,792	$3,745	$7,678	$7,392

Return on common equity (annualized) (b)	9.4%	8.8%	6.1%	9.1%	6.7%
Non-GAAP (b)(c)	10.3%	9.2%	8.4%	9.8%	8.1%

Return on tangible common equity (annualized) – Non-GAAP (b)	21.5%	20.3%	14.5%	20.9%	16.0%
Non-GAAP adjusted (b)(c)	22.5%	20.2%	18.4%	21.4%	17.9%

Return on average assets (annualized) (a)	0.88%	0.84%	0.60%	0.86%	0.68%

Fee revenue as a percentage of total revenue excluding net securities gains (a)	79%	79%	79%	79%	79%

Percentage of non-U.S. total revenue (d)	36%	36%	38%	36%	37%

Pre-tax operating margin (a)(b)	30%	29%	22%	29%	24%
Non-GAAP (b)(c)	33%	30%	30%	31%	28%

Net interest margin (FTE)	1.00%	0.97%	0.98%	0.98%	1.02%

Assets under management at period end (in billions) (e)	$1,724	$1,741	$1,636	$1,724	$1,636
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (f)	$28.6	$28.5	$28.5	$28.6	$28.5
Market value of securities on loan at period end (in billions) (g)	$283	$291	$280	$283	$280

Average common shares and equivalents outstanding (in thousands):
Basic	1,113,790	1,118,602	1,133,556	1,116,183	1,136,086
Diluted	1,122,135	1,126,306	1,139,800	1,124,154	1,141,948

Capital ratios	June 30, 2015	March 31, 2015	Dec. 31, 2014
Consolidated regulatory capital ratios: (a)(h)
Common equity Tier 1 (“CET1”) ratio	10.9%	10.8%	11.2%
Tier 1 capital ratio	12.5%	11.7%	12.2%
Total (Tier 1 plus Tier 2) capital ratio	12.8%	12.0%	12.5%
Leverage capital ratio	5.8%	5.7%	5.6%

BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)(b)	9.7%	9.5%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)(b)	9.0%	9.1%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.2%	6.0%	6.5%

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (a)
Estimated CET1 ratio: (i)
Standardized Approach	10.0%	10.0%	10.6%
Advanced Approach	9.9%	9.9%	9.8%

Estimated supplementary leverage ratio (“SLR”) (j)	4.6%	4.6%	4.4%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Selected average balances
Interest-earning assets	$318,596	$308,104	$300,758	$313,379	$292,691
Assets of operations (a)	$375,999	$366,083	$357,807	$371,068	$350,760
Total assets (a)	$378,279	$368,411	$369,212	$373,372	$362,140
Interest-bearing deposits	$170,716	$159,520	$162,674	$165,149	$157,856
Noninterest-bearing deposits	$84,890	$89,592	$77,820	$87,228	$79,615
Preferred stock	$2,313	$1,562	$1,562	$1,940	$1,562
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,516	$35,486	$36,565	$35,501	$36,428

Other information at period end
Cash dividends per common share	$0.17	$0.17	$0.17	$0.34	$0.32
Common dividend payout ratio	23%	25%	35%	24%	31%
Common dividend yield (annualized)	1.6%	1.7%	1.8%	1.6%	1.7%
Closing stock price per common share	$41.97	$40.24	$37.48	$41.97	$37.48
Market capitalization	$46,441	$45,130	$42,412	$46,441	$42,412
Book value per common share – GAAP (b)	$32.28	$31.89	$32.49	$32.28	$32.49
Tangible book value per common share – Non-GAAP (b)	$14.86	$14.82	$14.88	$14.86	$14.88
Full-time employees	50,700	50,500	51,100	50,700	51,100
Common shares outstanding (in thousands)	1,106,518	1,121,512	1,131,596	1,106,518	1,131,596

(a)
The financial statements and ratios for the three months ended March 31, 2015 were restated to reflect the retrospective application of adopting new accounting guidance in the second quarter of 2015 related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements and “Capital” for additional information of the new accounting guidance.

(b)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of Non-GAAP measures.

(c)
Non-GAAP excludes net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives, if applicable.

(d)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(e)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(f)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.1 trillion at June 30, 2015 and March 31, 2015 and $1.2 trillion at June 30, 2014.

(g)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $68 billion at June 30, 2015, $69 billion at March 31, 2015 and $64 billion at June 30, 2014.

(h)
The CET1, Tier 1 and Total risk-based consolidated regulatory capital ratios are based on Basel III components of capital, as phased-in, and credit risk asset risk-weightings using the U.S. capital rules’ advanced approaches framework (the “Advanced Approach”). The leverage capital ratios are based on Basel III’s definition of Tier 1 capital, as phased-in, and quarterly average total assets. For additional information on these ratios, see “Capital” beginning on page 41.

(i)
The estimated fully phased-in CET1 ratios (Non-GAAP) are based on our interpretation of U.S. capital rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 41.

(j)
The estimated fully phased-in SLR (Non-GAAP) is based on our interpretation of the U.S. capital rules. When the SLR is fully phased-in, we expect to maintain an SLR of over 5%. The minimum required SLR is 3% and there is a 2% buffer, in addition to the minimum, that is applicable to U.S. global systemically important banks (“G-SIBs”). For additional information on these Non-GAAP ratios, see “Capital” beginning on page 41.

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

In the second quarter of 2015, BNY Mellon elected to early adopt the new accounting guidance included in Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” retrospectively to Jan. 1,

2015. As a result, we restated the first quarter 2015 financial statements. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

When in this Form 10-Q we refer to BNY Mellon’s or our bank subsidiary’s “Basel I” capital measures, we mean those capital measures, as calculated under the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) risk-based capital rules that are based on the 1988 Basel Accord, which is often referred to as “Basel I.” When we refer to BNY Mellon’s “Basel III” capital measures (e.g., Basel III CET1), we mean those capital measures as calculated under the U.S. capital rules.

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of June 30, 2015, BNY Mellon had $28.6 trillion in assets under custody and/or administration, and $1.7 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key second quarter 2015 and subsequent events

Sale of Meriten Investment Management

On July 31, 2015, BNY Mellon completed the sale of Meriten Investment Management GmbH, a German-based investment management boutique with approximately $23 billion in assets under management.

4 BNY Mellon

Outsourcing agreement

As announced on June 2, 2015, BNY Mellon was selected to provide portfolio and fund accounting services to support T. Rowe Price’s investment operation, which had assets valued in excess of $770 billion as of March 31, 2015. In addition to supporting T. Rowe Price’s portfolio accounting services through its Eagle/OnCore platform, BNY Mellon will provide a range of fund accounting and administration services.

Under the terms of the agreement, approximately 220 T. Rowe Price associates – the majority based in the Baltimore area – became BNY Mellon employees.

Foreign exchange litigation settlement

On May 21, 2015, BNY Mellon reached a settlement in principle on a previously disclosed pending foreign exchange-related putative class action lawsuit asserting securities law violations. Under the terms of the settlement, BNY Mellon will make a payment of $180 million, which resulted in a pre-tax charge of $50 million in the second quarter of 2015. This settlement effectively resolves virtually all of the currently pending foreign exchange-related actions, with the exception of several lawsuits brought by individual customers. The settlement is subject to court approval.

Capital plan and issuance of preferred stock

In conjunction with our 2015 comprehensive capital plan, on April 28, 2015, we completed a $1 billion offering of preferred stock. Dividends on the Series E noncumulative perpetual preferred stock will be paid, if declared by our board of directors, at an annual rate equal to 4.950% on each June 20 and December 20, commencing Dec. 20, 2015, to and including June 20, 2020; and a floating rate equal to three-month LIBOR plus 342 basis points on each March 20, June 20, September 20 and December 20, commencing Sept. 20, 2020. See Note 13 for additional information.

Settlement agreement with the UK Financial Conduct Authority

The UK Financial Conduct Authority (the “FCA”) has been conducting an investigation into compliance by subsidiaries of the Company, The Bank of New York Mellon, London Branch and The Bank of New

York Mellon (International) Limited (the “firms”), with the FCA’s Client Assets Sourcebook (“CASS Rules”), which sets out the regime in the UK for the protection of client interests. On April 15, 2015, the FCA and the firms entered into a settlement agreement in which the firms agreed to pay a fine in the amount of £126 million (or approximately $190 million), after reduction for an early stage settlement, and to the issuance of a Final Notice by the FCA for failing to comply with the FCA’s CASS Rules. This amount was fully covered by pre-existing Company legal reserves.

The firms engaged in a remediation process and have put in place a framework of new and improved policies and operational procedures as well as enhanced their specialist resources across many functions to reinforce their compliance with CASS Rules. The firms’ clients suffered no loss as a result of the identified areas of CASS non-compliance.

Highlights of second quarter 2015 results

We reported net income applicable to common shareholders of $830 million, or $0.73 per diluted common share, in the second quarter of 2015. Excluding the after tax impact of litigation and restructuring of $38 million, net income applicable to common shareholders, on a Non-GAAP basis, was $868 million or $0.77 per diluted common share, in the second quarter of 2015. In the second quarter of 2014, net income applicable to common shareholders was $554 million, or $0.48 per diluted common share. Excluding the after-tax impact of charges related to investment management funds, net of incentives, and severance of $161 million, on a Non-GAAP basis, net income applicable to common shareholders was $715 million, or $0.62 per diluted common share, in the second quarter of 2014. In the first quarter of 2015, net income applicable to common shareholders totaled $766 million, or $0.67 per diluted common share. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for the reconciliation of Non-GAAP measures.

Highlights of the second quarter of 2015 include:

•
AUC/A totaled $28.6 trillion compared with $28.5 trillion at June 30, 2014. The slight increase primarily reflects higher market values and organic growth, partially offset by the unfavorable impact of a stronger U.S. dollar.

BNY Mellon 5

(See “Investment Services business” beginning on page 21).

•
AUM, excluding securities lending cash management assets and assets managed in the Investment Services business, totaled $1.72 trillion compared with $1.64 trillion at June 30, 2014. The 5% increase resulted from higher market values, net new business and the acquisition of Cutwater Asset Management (“Cutwater”) in the first quarter of 2015, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Management business” beginning on page 18).

•
Investment services fees totaled $1.79 billion in the second quarter of 2015, an increase of 4% compared with $1.72 billion in the second quarter of 2014. The increase reflects organic growth, due in part to Global Collateral Services, higher clearing services revenue, net new business and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Services business” beginning on page 21).

•
Investment management and performance fees totaled $878 million compared with $883 million in the second quarter of 2014, a decrease of 1%, or an increase of 5% on a constant currency basis (Non-GAAP). The increase was primarily driven by higher equity market values, the impact of the Cutwater acquisition in the first quarter of 2015, and strategic initiatives, partially offset by lower performance fees. (See “Investment Management business” beginning on page 18).

•
Foreign exchange and other trading revenue totaled $187 million compared with $130 million in the second quarter of 2014. Foreign exchange revenue totaled $181 million, an increase of 40% compared with $129 million in the second quarter of 2014. The increase was driven by higher volatility and volumes, as well as higher Depositary Receipts-related activity. (See “Fee and other revenue” beginning on page 7).

•
Financing-related fees totaled $58 million compared with $44 million in the second quarter of 2014. The increase was primarily driven by higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity. (See “Fee and other revenue” beginning on page 7).

•	Investment and other income totaled $104 million compared with $142 million in the second quarter of 2014. The decrease primarily reflects lower other revenue, equity investment revenue and asset-related gains, partially offset by higher leasing gains. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $779 million compared with $719 million in the second quarter of 2014. The increase primarily reflects higher securities and loans, lower interest expense incurred on deposits and the impact of interest rate hedging activities, partially offset by lower yields on interest-earning assets. (See “Net interest revenue” beginning on page 10).

•
The provision for credit losses was a credit of $6 million in the second quarter of 2015 and a credit of $12 million in the second quarter of 2014. (See “Asset quality and allowance for credit losses” beginning on page 34).

•
Noninterest expense totaled $2.73 billion compared with $2.95 billion in the second quarter of 2014. The decrease reflects lower expenses in all categories, except incentives, software and business development expenses, primarily reflecting the favorable impact of a stronger U.S. dollar and the benefit of the business improvement process. (See “Noninterest expense” beginning on page 13).

•
The provision for income taxes was $276 million (23.7% effective tax rate). The effective tax rate was reduced by 1.4% due to the income statement presentation of consolidated investment management funds and the benefit related to litigation expense. (See “Income taxes” on page 14).

•
The net unrealized pre-tax gain on the investment securities portfolio was $752 million compared with $1.7 billion at March 31, 2015. The decrease was primarily driven by higher market interest rates. (See “Investment securities” beginning on page 29).

•
Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.9% at both June 30, 2015 and March 31, 2015. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 10.0% at both June 30, 2015 and March 31, 2015. (See “Capital” beginning on page 41).

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD15
				2Q15 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	2Q15	1Q15	2Q14	2Q14	1Q15	2015	2014	YTD14
Investment services fees:
Asset servicing (a)	$1,060	$1,038	$1,022	4%	2%	$2,098	$2,031	3%
Clearing services	347	344	326	6	1	691	651	6
Issuer services	234	232	231	1	1	466	460	1
Treasury services	144	137	141	2	5	281	277	1
Total investment services fees	1,785	1,751	1,720	4	2	3,536	3,419	3
Investment management and performance fees (b)	878	867	883	(1)	1	1,745	1,726	1
Foreign exchange and other trading revenue	187	229	130	44	(18)	416	266	56
Financing-related fees	58	40	44	32	45	98	82	20
Distribution and servicing	39	41	43	(9)	(5)	80	86	(7)
Investment and other income (b)	104	60	142	N/M	N/M	164	244	N/M
Total fee revenue (b)	3,051	2,988	2,962	3	2	6,039	5,823	4
Net securities gains	16	24	18	N/M	N/M	40	40	N/M
Total fee and other revenue (b)	$3,067	$3,012	$2,980	3%	2%	$6,079	$5,863	4%

AUM at period end (in billions) (c)	$1,724	$1,741	$1,636	5%	(1)%	$1,724	$1,636	5%
AUC/A at period end (in trillions) (d)	$28.6	$28.5	$28.5	—%	—%	$28.6	$28.5	—%

(a)
Asset servicing fees include securities lending revenue of $49 million in the second quarter of 2015, $43 million in the first quarter of 2015, $46 million in the second quarter of 2014, $92 million in the first six months of 2015 and $84 million in the first six months of 2014.

(b)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(c)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(d)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at June 30, 2015 and March 31, 2015 and $1.2 trillion at June 30, 2014.
N/M - Not meaningful.

Fee and other revenue increased 3% compared with the second quarter of 2014 and 2% (unannualized) compared with the first quarter of 2015. The year-over-year increase was driven by higher foreign exchange and other trading revenue, asset servicing fees, clearing services fees and financing-related fees, partially offset by lower investment and other income. Sequentially, the increase primarily reflects higher investment and other income, asset servicing fees, financing-related fees and investment management and performance fees, partially offset by lower foreign exchange and other trading revenue.

Investment services fees

Investment services fees were impacted by the following compared with the second quarter of 2014 and the first quarter of 2015:

•
Asset servicing fees increased 4% compared with the second quarter of 2014 and 2% (unannualized) compared with the first quarter of 2015. The year-over-year increase primarily reflects organic growth, due in part to Global Collateral Services, net new business and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. The sequential increase primarily reflects organic growth and seasonally higher securities lending revenue.

•
Clearing services fees increased 6% compared with the second quarter of 2014 and 1% (unannualized) compared with the first quarter of 2015. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees, clearance revenue and custody fees. The sequential increase was primarily driven by two additional trading days in the second quarter of 2015.

•
Issuer services fees increased 1% compared with the second quarter of 2014 and 1% (unannualized) compared with the first quarter of 2015. Both increases primarily reflect higher Depositary Receipts revenue, partially offset by lower Corporate Trust fees. The year-over-year decrease in Corporate Trust fees primarily reflects the unfavorable impact of a stronger U.S. dollar.

•
Treasury services fees increased 2% compared with the second quarter of 2014 and 5% (unannualized) compared with the first quarter of 2015. The year-over-year increase primarily reflects higher payment volumes. The sequential

BNY Mellon 7

increase primarily reflects three additional business days in the second quarter of 2015.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $878 million in the second quarter of 2015, a decrease of 1% compared with the second quarter of 2014, or an increase of 5% on a constant currency basis (Non-GAAP). The increase was driven by higher equity market values, the impact of the acquisition of Cutwater in the first quarter of 2015 and strategic initiatives, partially offset by lower performance fees. Compared with the first quarter of 2015, investment management and performance fees increased 1% (unannualized) primarily reflecting higher equity market values and higher performance fees. Performance fees were $20 million in the second quarter of 2015 compared with $29 million in the second quarter of 2014 and $15 million in the first quarter of 2015.

Total AUM for the Investment Management business was $1.72 trillion at June 30, 2015, an increase of 5% compared with June 30, 2014 and a decrease of 1% compared with March 31, 2015. The year-over-year increase primarily resulted from higher market values, net new business and the Cutwater acquisition, partially offset by the unfavorable impact of a stronger U.S. dollar. Net long-term outflows were $15 billion in the second quarter of 2015 driven by equity, index and fixed income investments, partially offset by liability-driven and alternative investments. Net short-term outflows were $11 billion in the second quarter of 2015.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue				Year-to-date
(in millions)	2Q15	1Q15	2Q14	2015	2014
Foreign exchange	$181	$217	$129	$398	$259
Other trading revenue (loss):
Fixed income	—	11	(1)	11	—
Equity/other	6	1	2	7	7
Total other trading revenue	6	12	1	18	7
Total foreign exchange and other trading revenue	$187	$229	$130	$416	$266

Foreign exchange and other trading revenue totaled $187 million in the second quarter of 2015, $130 million in the second quarter of 2014 and $229 million in the first quarter of 2015. Foreign exchange revenue totaled $181 million in the second quarter of 2015, an increase of 40% compared with the second quarter of 2014 and a decrease of 17% (unannualized) compared with the first quarter of 2015. The year-over-year increase primarily reflects higher volatility and volumes, as well as higher Depositary Receipts-related activity. The sequential decrease primarily reflects the benefit of unusually high volatility in the first quarter of 2015. Foreign exchange revenue and fixed income trading revenue are reported in the Investment Services business and the Other segment. Other trading revenue is primarily reported in the Investment Management business and the Other segment.

Our foreign exchange trading generates revenues which are influenced by the volume of client transactions and the spread realized on these transactions. Revenues are impacted by market pressures which continue to be increasingly competitive. The level of volume and spreads is affected by market volatility, the level of cross-border assets held in custody for clients, the level and nature of underlying cross-border investments and other transactions undertaken by corporate and institutional clients. These revenues also depend on our ability to manage the risk associated with the currency transactions we execute. Generally speaking, custody clients enter into foreign exchange transactions in one of three ways: negotiated trading with BNY Mellon, BNY Mellon’s standing instruction programs, or transactions with third-party foreign exchange providers. For a description of these foreign exchange trading options, see “Fee and other revenue” in our 2014 Annual Report.

A shift by custody clients from the standing instruction programs to other trading options combined with competitive market pressures on the foreign exchange business may negatively impact our foreign exchange revenue. For the quarter ended June 30, 2015, our total revenue for all types of foreign exchange trading transactions was $181 million, or approximately 5% of our total revenue, and approximately 38% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction programs.

8 BNY Mellon

We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced client service and higher volumes.

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $58 million in the second quarter of 2015, $44 million in the second quarter of 2014 and $40 million in the first quarter of 2015. Both increases primarily reflect higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

Distribution and servicing fees

Distribution and servicing fee revenue was $39 million in the second quarter of 2015, $43 million in the second quarter of 2014 and $41 million in the first quarter of 2015.

Investment and other income

Investment and other income				Year-to-date
(in millions)	2Q15	1Q15	2Q14	2015	2014
Corporate/bank-owned life insurance	$31	$33	$30	$64	$60
Lease residual gains (losses)	54	(1)	4	53	39
Expense reimbursements from joint venture	17	14	15	31	27
Seed capital gains (a)	2	16	15	18	21
Asset-related gains	1	3	17	4	16
Private equity gains (losses)	3	(3)	(2)	—	3
Equity investment revenue (loss)	(7)	(4)	17	(11)	15
Other income (a)	3	2	46	5	63
Total investment and other income (a)	$104	$60	$142	$164	$244

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes corporate and bank-owned life insurance contracts, lease residual gains and losses, expense reimbursements from our CIBC Mellon joint venture, seed capital gains, asset-related gains, gains and losses on private equity investments, equity investment revenue (loss) and other income.

Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains include real estate, loans and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income was $104 million in the second quarter of 2015 compared with $142 million in the second quarter of 2014 and $60 million in the first quarter of 2015. The year-over-year decrease primarily reflects lower other revenue, equity investment revenue and asset-related gains, partially offset by higher lease residual gains. The sequential increase primarily reflects higher lease residual gains, partially offset by lower seed capital gains.

Year-to-date 2015 compared with year-to-date 2014

Fee and other revenue for the first six months of 2015 totaled $6.1 billion compared with $5.9 billion in the first six months of 2014. The increase primarily reflects higher foreign exchange and other trading revenue, asset servicing fees, clearing services fees, investment management and performance fees, and financing-related fees, partially offset by lower investment and other income.

The increase in foreign exchange and other trading revenue primarily reflects reflects higher volatility and volumes, as well as higher Depositary Receipts-related activity. The increase in asset servicing fees primarily reflects organic growth, due in part to Global Collateral Services, net new business and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. The increase in clearing services fees reflects higher mutual fund and asset-based fees and higher clearance revenue. The increase in investment management and performance fees primarily reflects higher equity market values, the impact of the acquisition of Cutwater in the first quarter of 2015 and strategic initiatives, partially offset by the unfavorable impact of a stronger U.S. dollar and lower performance fees. The increase in financing-related fees primarily reflects higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity. The decrease in investment and other income primarily reflects lower other revenue and equity investment revenue.

BNY Mellon 9

Net interest revenue

Net interest revenue										YTD15
				2Q15 vs.				Year-to-date		vs.
(dollars in millions)	2Q15	1Q15	2Q14	2Q14		1Q15		2015	2014	YTD14
Net interest revenue (non-FTE)	$779	$728	$719	8%		7%		$1,507	$1,447	4%
Tax equivalent adjustment	15	15	17	(12)		—		30	33	(9)
Net interest revenue (FTE) – Non-GAAP	$794	$743	$736	8%		7%		$1,537	$1,480	4%
Average interest-earning assets	$318,596	$308,104	$300,758	6%		3%		$313,379	$292,691	7%
Net interest margin (FTE)	1.00%	0.97%	0.98%	2	bps	3	bps	0.98%	1.02%	(4) bps
FTE - fully taxable equivalent.
bps - basis points.

Net interest revenue totaled $779 million in the second quarter of 2015, an increase of $60 million compared with the second quarter of 2014 and an increase of $51 million compared with the first quarter of 2015. Both increases primarily reflect higher securities and loans due to higher deposits, lower interest expense incurred on deposits, and the impact of interest rate hedging activities. The year-over-year increase also reflects the shift out of cash and into investments in securities and loans, which was partially offset by lower yields on interest-earning assets.

The net interest margin (FTE) was 1.00% in the second quarter of 2015 compared with 0.98% in the second quarter of 2014 and 0.97% in the first quarter of 2015. Both increases were primarily driven by the shift out of cash and into investments in securities and loans and lower interest expense incurred on deposits. The year-over-year increase was partially offset by lower yields on interest-earning assets.

Year-to-date 2015 compared with year-to-date 2014

Net interest revenue totaled $1.51 billion in the first six months of 2015, an increase of 4% compared with the first six months of 2014. The increase in net interest revenue primarily resulted from higher securities and loans due to higher deposits and the shift out of cash, lower interest expense incurred on deposits, and the impact of interest rate hedging activities, partially offset by lower yields on interest-earning assets. The net interest margin (FTE) was 0.98% in the first six months of 2015, compared with 1.02% in the first six months of 2014. The decrease in the net interest margin (FTE) primarily reflects lower yields on interest-earning assets, partially offset by lower deposit rates.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	June 30, 2015		March 31, 2015		June 30, 2014
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$20,235	0.56%	$22,071	0.56%	$41,424	0.74%
Interest-bearing deposits held at the Federal Reserve and other central banks	81,846	0.21	81,160	0.23	85,546	0.26
Federal funds sold and securities purchased under resale agreements	23,545	0.61	20,416	0.59	13,387	0.58
Margin loans	20,467	1.01	20,051	1.00	17,050	1.05
Non-margin loans:
Domestic offices	26,716	2.06	25,256	2.14	22,566	2.30
Foreign offices	13,893	1.19	12,628	1.24	13,833	1.34
Total non-margin loans	40,609	1.77	37,884	1.84	36,399	1.94
Securities:
U.S. Government obligations	28,331	1.42	27,454	1.38	17,462	1.63
U.S. Government agency obligations	56,332	1.77	52,744	1.68	43,167	1.67
State and political subdivisions – tax-exempt	5,021	2.67	5,213	2.64	6,473	2.58
Other securities	38,957	1.24	38,065	1.33	34,318	1.55
Trading securities	3,253	2.63	3,046	2.46	5,532	2.19
Total securities	131,894	1.59	126,522	1.57	106,952	1.71
Total interest-earning assets	$318,596	1.08%	$308,104	1.07%	$300,758	1.10%
Allowance for loan losses	(190)		(191)		(197)
Cash and due from banks	6,785		6,204		5,064
Other assets (a)	50,808		51,966		52,182
Assets of consolidated investment management funds (a)	2,280		2,328		11,405
Total assets (a)	$378,279		$368,411		$369,212
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,213	0.09%	$6,819	0.09%	$5,177	0.12%
Savings	1,326	0.27	1,429	0.30	1,185	0.27
Demand deposits	3,109	0.20	3,202	0.19	2,406	0.14
Time deposits	46,807	0.03	43,259	0.04	42,824	0.04
Foreign offices	112,261	—	104,811	0.03	111,082	0.06
Total interest-bearing deposits	170,716	0.02	159,520	0.04	162,674	0.06
Federal funds purchased and securities sold under repurchase agreements	16,732	(0.02)	13,877	(0.09)	19,030	(0.05)
Trading liabilities	632	1.84	795	1.07	2,993	0.97
Other borrowed funds	903	1.26	995	0.96	1,272	0.47
Commercial paper	2,892	0.10	1,113	0.09	1,970	0.08
Payables to customers and broker-dealers	11,234	0.07	10,932	0.07	8,916	0.09
Long-term debt	20,625	0.99	20,199	1.21	20,361	1.16
Total interest-bearing liabilities	$223,734	0.12%	$207,431	0.15%	$217,216	0.17%
Total noninterest-bearing deposits	84,890		89,592		77,820
Other liabilities	29,840		32,341		24,854
Liabilities and obligations of consolidated investment management funds (a)	857		1,004		10,180
Total liabilities (a)	339,321		330,368		330,070
Temporary equity
Redeemable noncontrolling interests	235		233		225
Permanent equity
Total BNY Mellon shareholders’ equity	37,829		37,048		38,127
Noncontrolling interests (a)	894		762		790
Total permanent equity (a)	38,723		37,810		38,917
Total liabilities, temporary equity and permanent equity (a)	$378,279		$368,411		$369,212
Net interest margin (FTE)		1.00%		0.97%		0.98%

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	June 30, 2015		June 30, 2014
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$21,148	0.56%	$41,520	0.73%
Interest-bearing deposits held at the Federal Reserve and other central banks	81,505	0.22	80,004	0.25
Federal funds sold and securities purchased under resale agreements	21,989	0.60	12,259	0.59
Margin loans	20,260	1.01	16,448	1.06
Non-margin loans:
Domestic offices	25,990	2.10	22,286	2.31
Foreign offices	13,265	1.21	13,819	1.30
Total non-margin loans	39,255	1.80	36,105	1.92
Securities:
U.S. Government obligations	27,894	1.40	17,339	1.62
U.S. Government agency obligations	54,548	1.73	42,940	1.77
State and political subdivisions – tax-exempt	5,116	2.65	6,581	2.54
Other securities	38,514	1.28	34,120	1.60
Trading securities	3,150	2.55	5,375	2.39
Total securities	129,222	1.58	106,355	1.77
Total interest-earning assets	$313,379	1.08%	$292,691	1.14%
Allowance for loan losses	(191)		(204)
Cash and due from banks	6,496		5,473
Other assets	51,384		52,800
Assets of consolidated investment management funds	2,304		11,380
Total assets	$373,372		$362,140
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,017	0.09%	$5,417	0.12%
Savings	1,377	0.29	1,110	0.26
Demand deposits	3,155	0.20	3,036	0.10
Time deposits	45,044	0.03	42,187	0.04
Foreign offices	108,556	0.01	106,106	0.06
Total interest-bearing deposits	165,149	0.03	157,856	0.06
Federal funds purchased and securities sold under repurchase agreements	15,312	(0.05)	16,780	(0.08)
Trading liabilities	713	1.41	2,489	1.22
Other borrowed funds	949	1.10	1,154	0.49
Commercial paper	2,007	0.10	1,041	0.08
Payables to customers and broker-dealers	11,084	0.07	8,900	0.09
Long-term debt	20,414	1.10	20,391	1.13
Total interest-bearing liabilities	$215,628	0.14%	$208,611	0.17%
Total noninterest-bearing deposits	87,228		79,615
Other liabilities	31,082		24,730
Liabilities and obligations of consolidated investment management funds	930		10,154
Total liabilities	334,868		323,110
Temporary equity
Redeemable noncontrolling interests	234		236
Permanent equity
Total BNY Mellon shareholders’ equity	37,441		37,990
Noncontrolling interests	829		804
Total permanent equity	38,270		38,794
Total liabilities, temporary equity and permanent equity	$373,372		$362,140
Net interest margin (FTE)		0.98%		1.02%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD15
				2Q15 vs.		Year-to-date		vs.
(dollars in millions)	2Q15	1Q15	2Q14	2Q14	1Q15	2015	2014	YTD14
Staff:
Compensation	$877	$871	$903	(3)%	1%	$1,748	$1,828	(4)%
Incentives	349	425	313	12	(18)	774	672	15
Employee benefits	208	189	223	(7)	10	397	450	(12)
Total staff	1,434	1,485	1,439	—	(3)	2,919	2,950	(1)
Professional, legal and other purchased services	299	302	314	(5)	(1)	601	626	(4)
Software	158	158	154	3	—	316	306	3
Net occupancy	149	151	152	(2)	(1)	300	306	(2)
Distribution and servicing	96	98	112	(14)	(2)	194	219	(11)
Sub-custodian	75	70	81	(7)	7	145	149	(3)
Furniture and equipment	70	70	82	(15)	—	140	167	(16)
Business development	72	61	68	6	18	133	132	1
Other	250	242	347	(28)	3	492	570	(14)
Amortization of intangible assets	65	66	75	(13)	(2)	131	150	(13)
M&I, litigation and restructuring charges	59	(3)	122	N/M	N/M	56	110	N/M
Total noninterest expense – GAAP	$2,727	$2,700	$2,946	(7)%	1%	$5,427	$5,685	(5)%

Total staff expense as a percentage of total revenue	37%	39%	38%			38%	40%

Full-time employees at period end	50,700	50,500	51,100	(1)%	—%	50,700	51,100	(1)%

Memo:
Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives – Non-GAAP	$2,603	$2,637	$2,640	(1)%	(1)%	$5,240	$5,321	(2)%
N/M - Not meaningful.

Total noninterest expense was $2.7 billion in the second quarter of 2015, a decrease of 7% compared with the second quarter of 2014 and an increase of 1% (unannualized) compared with the first quarter of 2015. Excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives (Non-GAAP), noninterest expense decreased 1% compared with the second quarter of 2014 and 1% (unannualized) compared with the first quarter of 2015. The year-over-year decrease primarily reflects lower expenses in all categories, except incentives, software and business development expenses. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar and the benefit of the business improvement process which focuses on reducing structural costs. The sequential decrease primarily reflects lower staff expense, partially offset by higher business development expense.

We continue to invest in our compliance, risk and other control functions in light of increasing regulatory requirements and expect an increase in our expense run rate in the second half of 2015.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in both the second quarter of 2015 and the second quarter of 2014 and 56% in the first quarter of 2015, excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives (Non-GAAP).

Staff expense was $1.4 billion in the second quarter of 2015, a slight decrease compared with the second quarter of 2014 and a decrease of 3% (unannualized) compared with the first quarter of 2015. The decrease compared with the second quarter of 2014 primarily reflects the favorable impact of a stronger U.S. dollar, lower headcount and the impact of curtailing the U.S. pension plan, partially offset by higher incentive expense reflecting better

BNY Mellon 13

performance. The decrease compared with the first quarter primarily reflects lower incentive expense driven by the impact of vesting of long-term stock awards for retirement eligible employees recorded in the first quarter of 2015. The decrease was partially offset by higher employee benefits expense reflecting the curtailment gain recorded in the first quarter of 2015.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets, M&I, litigation and restructuring charges, and the charge related to investment management funds, net of incentives (Non-GAAP), totaled $1.2 billion in the second quarter of 2015, a decrease of 1% compared with the second quarter of 2014 and an increase of 1% (unannualized) compared with the first quarter of 2015. The decrease compared with the second quarter of 2014 reflects lower expenses in nearly all categories primarily as a result of the favorable impact of a stronger U.S. dollar and the benefit of the business improvement process which focuses on reducing structural costs. The decrease was partially offset by higher software and business development expenses. The increase compared with the first quarter primarily reflects higher business development expense.

In the second quarter of 2015, we recorded a pre-tax litigation charge of $50 million related to the settlement that effectively resolves virtually all of the currently pending foreign exchange-related actions.

In the second quarter of 2014, we recorded a pre-tax restructuring charge of $120 million, primarily reflecting severance expense related to streamlining actions. For additional information on restructuring charges, see Note 10 of the Notes to Consolidated Financial Statements.

Year-to-date 2015 compared with year-to-date 2014

Noninterest expense totaled $5.4 billion in the first six months of 2015, a decrease of $258 million, or 5%, compared with $5.7 billion in the first six months of 2014. The decrease primarily reflects lower expenses in nearly all categories, except incentives, software and business development expenses. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar, the benefit of the business improvement process which focuses on reducing structural costs, the charge related to investment management funds, net of incentives, which was recorded in 2014 and the impact of curtailing the U.S. pension plan, partially offset by the impact of the new EU Single Resolution Fund. The increase in incentives reflects better performance.

Income taxes

BNY Mellon recorded an income tax provision of $276 million (23.7% effective tax rate) in the second quarter of 2015. The effective tax rate in the second quarter of 2015 was reduced by 1.4% due to the income statement presentation of consolidated investment management funds and the impact related to the separately disclosed litigation expense. The income tax provision was $217 million (26.7% effective tax rate) in the second quarter of 2014 and $280 million (25.7% effective tax rate) in the first quarter of 2015. The effective tax rate in the first quarter of 2015 was revised to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information on the new accounting guidance.

We expect the effective tax rate to be approximately 26% in the third quarter of 2015.

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

14 BNY Mellon

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

The results of our businesses may also be impacted by the translation of financial results denominated in foreign currencies to the U.S. dollar. We are primarily impacted by activities denominated in the British pound, Euro and the Indian Rupee. On a consolidated basis and in our Investment Services business, we typically have more foreign currency denominated expenses than revenues. However, our Investment Management business typically has more foreign currency denominated revenues than expenses. As a result, currency fluctuations impact the Investment Management business more than the Investment Services business. However, currency fluctuations, in isolation, are not expected to significantly impact net income on a consolidated basis.

The following table presents key market metrics at period end and on an average basis.

Key market metrics						2Q15 vs.		Year-to-date		YTD15 vs. YTD14
	2Q15	1Q15	4Q14	3Q14	2Q14	2Q14	1Q15	2015	2014
S&P 500 Index (a)	2063	2068	2059	1972	1960	5%	—	2063	1960	5%
S&P 500 Index – daily average	2102	2064	2009	1976	1900	11	2	2083	1868	12
FTSE 100 Index (a)	6521	6773	6566	6623	6744	(3)	(4)	6521	6744	(3)
FTSE 100 Index – daily average	6920	6793	6526	6756	6764	2	2	6855	6722	2
MSCI World Index (a)	1736	1741	1710	1698	1743	—	—	1736	1743	—
MSCI World Index – daily average	1780	1726	1695	1733	1698	5	3	1754	1673	5
Barclays Capital Global Aggregate BondSM Index (a)(b)	342	348	357	361	376	(9)	(2)	342	376	(9)
NYSE and NASDAQ share volume (in billions)	185	187	198	173	187	(1)	(1)	372	383	(3)
JPMorgan G7 Volatility Index – daily average (c)	10.06	10.40	8.54	6.21	6.22	62	(3)	10.23	7.01	46
Average Fed Funds effective rate	0.13%	0.11%	0.10%	0.09%	0.09%	4 bps	2 bps	0.12%	0.08%	4 bps
Foreign exchange rates vs. U.S. dollar:
British pound - average rate	$1.53	$1.51	$1.58	$1.67	$1.68	(9) %	1%	$1.52	$1.67	(9) %
Euro - average rate	1.11	1.13	1.25	1.33	1.37	(19)	(2)	1.12	1.37	(18)

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
bps – basis points.

Fee revenue in Investment Management, and to a lesser extent in Investment Services, is impacted by the value of market indices. At June 30, 2015, using the Standard & Poor’s (“S&P”) 500 Index as a proxy for the global equity markets, we estimate that a 100-point change in the value of the S&P 500 Index spread evenly throughout the year, would impact fee revenue by less than 1% and diluted earnings per common share by $0.02 to $0.04. If, however, global equity markets do not perform in line with the S&P 500 Index, the impact to fee revenue and earnings per share could be different.

Fee waivers are highly sensitive to changes in the federal funds effective rate. Assuming no change in client behavior, we expect to recover approximately 70% of the pre-tax income related to fee waivers with a 50 basis point increase in the fed funds rate.

BNY Mellon 15

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$926	(a)	$2,020	$124	$3,070	(a)
Net interest revenue	78		635	66	779
Total revenue	1,004	(a)	2,655	190	3,849	(a)
Provision for credit losses	—		—	(6)	(6)
Noninterest expense	739		1,881	106	2,726	(b)
Income before taxes	$265	(a)	$774	$90	$1,129	(a)(b)
Pre-tax operating margin (c)	26%		29%	N/M	29%
Average assets	$30,512		$290,102	$57,665	$378,279
Excluding amortization of intangible assets:
Noninterest expense	$714		$1,841	$106	$2,661
Income before taxes	290	(a)	814	90	1,194	(a)(b)
Pre-tax operating margin (c)	29%		31%	N/M	31%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $3 million, representing $40 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Includes income (loss) attributable to noncontrolling interest of $(1) million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended March 31, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$936	(a)	$1,993	$104	$3,033	(a)
Net interest revenue	74		600	54	728
Total revenue	1,010	(a)	2,593	158	3,761	(a)
Provision for credit losses	—		—	2	2
Noninterest expense	746		1,838	116	2,700
Income before taxes	$264	(a)	$755	$40	$1,059	(a)
Pre-tax operating margin (b)	26%		29%	N/M	28%
Average assets (c)	$31,017		$284,978	$52,416	$368,411
Excluding amortization of intangible assets:
Noninterest expense	$721		$1,797	$116	$2,634
Income before taxes	289	(a)	796	40	1,125	(a)
Pre-tax operating margin (b)	29%		31%	N/M	30%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $21 million, representing $52 million of income and noncontrolling interests of $31 million. Income before taxes is net of noncontrolling interests of $31 million.

(b)	Income before taxes divided by total revenue.

(c)
Average assets were restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

N/M - Not meaningful.

16 BNY Mellon

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

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $29 million, representing $46 million of income and noncontrolling interests of $17 million. Income before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,862	(a)	$4,013	$228	$6,103	(a)
Net interest revenue	152		1,235	120	1,507
Total revenue	2,014	(a)	5,248	348	7,610	(a)
Provision for credit losses	—		—	(4)	(4)
Noninterest expense	1,485		3,719	222	5,426	(b)
Income before taxes	$529	(a)	$1,529	$130	$2,188	(a)(b)
Pre-tax operating margin (c)	26%		29%	N/M	29%
Average assets	$30,985		$287,571	$54,816	$373,372
Excluding amortization of intangible assets:
Noninterest expense	$1,435		$3,638	$222	$5,295
Income before taxes	579	(a)	1,610	130	2,319	(a)(b)
Pre-tax operating margin (c)	29%		31%	N/M	30%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $24 million, representing $92 million of income and noncontrolling interests of $68 million. Income before taxes is net of noncontrolling interests of $68 million.

(b)	Includes income (loss) attributable to noncontrolling interest of $(1) million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,870	(a)	$3,807	$231	$5,908	(a)
Net interest revenue	136		1,183	128	1,447
Total revenue	2,006	(a)	4,990	359	7,355	(a)
Provision for credit losses	—		—	(30)	(30)
Noninterest expense	1,589		3,690	406	5,685
Income (loss) before taxes	$417	(a)	$1,300	$(17)	$1,700	(a)
Pre-tax operating margin (b)	21%		26%	N/M	23%
Average assets	$38,602		$261,362	$62,176	$362,140
Excluding amortization of intangible assets:
Noninterest expense	$1,527		$3,602	$406	$5,535
Income (loss) before taxes	479	(a)	1,388	(17)	1,850	(a)
Pre-tax operating margin (b)	24%		28%	N/M	25%

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $45 million, representing $82 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

Investment Management business

										YTD15
(dollar amounts in millions)						2Q15 vs.		Year-to-date		vs.
	2Q15	1Q15	4Q14	3Q14	2Q14	2Q14	1Q15	2015	2014	YTD14
Revenue:
Investment management fees:
Mutual funds	$307	$301	$306	$315	$311	(1)%	2%	$608	$610	—%
Institutional clients	376	376	375	382	385	(2)%	—%	752	757	(1)
Wealth management	161	158	157	158	156	3%	2%	319	309	3
Investment management fees	844	835	838	855	852	(1)%	1%	1,679	1,676	—
Performance fees	20	15	44	22	29	(31)%	33%	35	49	(29)
Investment management and performance fees	864	850	882	877	881	(2)%	2%	1,714	1,725	(1)
Distribution and servicing	37	39	40	41	41	(10)%	(5)%	76	81	(6)
Other (a)	25	47	7	16	48	N/M	N/M	72	64	N/M
Total fee and other revenue (a)	926	936	929	934	970	(5)%	(1)%	1,862	1,870	—
Net interest revenue	78	74	69	69	66	18%	5%	152	136	12
Total revenue	1,004	1,010	998	1,003	1,036	(3)%	(1)%	2,014	2,006	—
Noninterest expense (ex. amortization of intangible assets and the charge related to investment management funds, net of incentives)	714	721	729	727	725	(2)%	(1)%	1,435	1,423	1
Income before taxes (ex. amortization of intangible assets and the charge related to investment management funds, net of incentives)	290	289	269	276	311	(7)%	—%	579	583	(1)
Amortization of intangible assets	25	25	30	31	31	(19)%	—%	50	62	(19)
Charge related to investment management funds, net of incentives	—	—	—	—	109	N/M	N/M	—	104	N/M
Income before taxes	$265	$264	$239	$245	$171	55%	—%	$529	$417	27%

Pre-tax operating margin	26%	26%	24%	24%	16%			26%	21%
Adjusted pre-tax operating margin (b)	34%	34%	32%	33%	36%			34%	35%

Average balances:
Average loans	$12,298	$11,634	$11,124	$10,772	$10,372	19%	6%	$11,968	$10,224	17%
Average deposits	$14,640	$15,218	$14,604	$13,764	$13,458	9%	(4)%	$14,928	$14,128	6%

(a)
Total fee and other revenue includes the impact of the consolidated investment management funds, net of noncontrolling interests. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for the reconciliation of Non-GAAP measures. Additionally, other revenue includes asset servicing, treasury services, foreign exchange and other trading revenue and investment and other income.

(b)
Excludes the net negative impact of money market fee waivers, amortization of intangible assets and the charge related to investment management funds, net of incentives, and is net of distribution and servicing expense. See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for the reconciliation of this Non-GAAP measure.

N/M - Not meaningful.

18 BNY Mellon

AUM trends (a)						2Q15 vs.
(dollar amounts in billions)	2Q15	1Q15	4Q14	3Q14	2Q14	2Q14	1Q15
AUM at period end, by product type:
Equity	$254	$264	$264	$267	$282	(10)%	(4)%
Fixed income	232	227	222	221	224	4	2
Index	367	383	357	345	353	4	(4)
Liability-driven investments (b)	520	510	504	455	436	19	2
Alternative investments	62	59	66	65	66	(6)	5
Cash	289	298	297	293	275	5	(3)
Total AUM	$1,724	$1,741	$1,710	$1,646	$1,636	5%	(1)%

AUM at period end, by client type:
Institutional	$1,185	$1,210	$1,187	$1,131	$1,109	7%	(2)%
Mutual funds	454	445	438	430	440	3	2
Private client	85	86	85	85	87	(2)	(1)
Total AUM	$1,724	$1,741	$1,710	$1,646	$1,636	5%	(1)%

Changes in AUM:
Beginning balance of AUM	$1,741	$1,710	$1,646	$1,636	$1,620
Net inflows (outflows):
Long-term:
Equity	(12)	(6)	(4)	(2)	(4)
Fixed income	(2)	4	4	—	(1)
Index	(9)	8	1	(3)	7
Liability-driven investments (b)	5	8	24	18	(17)
Alternative investments	3	2	2	—	2
Total long-term inflows (outflows)	(15)	16	27	13	(13)
Short term:
Cash	(11)	1	5	19	(18)
Total net inflows (outflows)	(26)	17	32	32	(31)
Net market/currency impact/acquisition	9	14	32	(22)	47
Ending balance of AUM	$1,724	$1,741	$1,710	$1,646	$1,636	5%	(1)%

(a)	Excludes securities lending cash management assets and assets managed in the Investment Services business.

(b)	Includes currency overlay assets under management.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, wealth management business and global distribution companies. See pages 24 and 25 of our 2014 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.72 trillion compared with $1.64 trillion at June 30, 2014 and $1.74 trillion at March 31, 2015. The year-over-year increase primarily resulted from higher market values, net new business and the impact of the first quarter 2015 acquisition of Cutwater, partially offset by the unfavorable impact of a stronger U.S. dollar. Net long-term outflows were $15 billion driven by equity, index and fixed income investments, partially offset by liability-driven and alternative investments. Net short-term outflows were $11 billion.

Total revenue was $1.0 billion, a decrease of 3% compared with the second quarter of 2014 and 1% (unannualized) compared with the first quarter of 2015. The decrease compared with the second quarter of 2014 primarily reflects the unfavorable impact of a stronger U.S. dollar, lower seed capital gains and performance fees, partially offset by higher equity market values, the impact of the first quarter 2015 acquisition of Cutwater and strategic initiatives. The sequential decrease primarily reflects lower seed capital gains, partially offset by higher equity market values.

Revenue generated in the Investment Management business included 43% from non-U.S. sources compared with 45% in the second quarter of 2014 and 42% in the first quarter of 2015.

BNY Mellon 19

Investment management fees in the Investment Management business were $844 million, a decrease of 1%, or an increase of 5% on a constant currency basis (Non-GAAP) compared with $852 million in the second quarter of 2014. The increase was primarily driven by higher equity market values, the impact of the first quarter 2015 acquisition of Cutwater and strategic initiatives. Investment management fees increased 1% (unannualized) compared with the first quarter of 2015 reflecting higher equity market values.

In the second quarter of 2015, 36% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $307 million compared with $311 million in the second quarter of 2014 and $301 million in the first quarter of 2015. The decrease compared with the second quarter of 2014 primarily resulted from the unfavorable impact of a stronger U.S. dollar, partially offset by higher equity market values. The increase compared with the first quarter of 2015 reflects higher equity market values.

Performance fees were $20 million compared with $29 million in the second quarter of 2014 and $15 million in the first quarter of 2015.

Distribution and servicing fees were $37 million compared with $41 million in the second quarter of 2014 and $39 million in the first quarter of 2015.

Other fee revenue was $25 million compared with $48 million in the second quarter of 2014 and $47 million in the first quarter of 2015. Both decreases primarily reflect lower seed capital gains, partially offset by gains on hedging activities within a boutique.

Net interest revenue was $78 million compared with $66 million in the second quarter of 2014 and $74 million in the first quarter of 2015. Both increases primarily reflect higher loan levels. The increase compared with the second quarter of 2014 also reflects higher average deposits.

Average loans increased 19% compared with the second quarter of 2014 and 6% compared with the first quarter of 2015, while average deposits increased 9% compared with the second quarter of 2014 and decreased 4% compared with the first quarter of 2015.

Noninterest expense, excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, was $714 million compared with $725 million in the second quarter of 2014 and $721 million in the first quarter of 2015. The decrease compared with the second quarter of 2014 primarily reflects the favorable impact of a stronger U.S. dollar and lower distribution and servicing expense, partially offset by the impact of the first quarter 2015 acquisition of Cutwater and strategic initiatives. The decrease compared with the first quarter of 2015 primarily resulted from lower incentive expense.

Year-to-date 2015 compared with year-to-date 2014

Income before taxes totaled $529 million in the first six months of 2015 compared with $417 million in the first six months of 2014. Income before taxes excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, was $579 million compared with $583 million in the first six months of 2014. Fee and other revenue decreased $8 million compared with the first six months of 2014, primarily due to the unfavorable impact of a stronger U.S. dollar, partially offset by higher equity market values. Net interest revenue increased $16 million compared to the first six months of 2014, primarily due to higher average loans and deposits. Noninterest expense excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, increased $12 million compared to the first six months of 2014, primarily reflecting the impact of the first quarter 2015 acquisition of Cutwater and strategic initiatives, partially offset by the favorable impact of a stronger U.S. dollar.

20 BNY Mellon

Investment Services business

										YTD15
(dollars in millions, unless otherwise noted)						2Q15 vs.		Year-to-date		vs.
	2Q15	1Q15	4Q14	3Q14	2Q14	2Q14	1Q15	2015	2014	YTD14
Revenue:
Investment services fees:
Asset servicing	$1,035	$1,013	$992	$998	$993	4%	2%	$2,048	$1,978	4%
Clearing services	346	342	346	336	324	7	1	688	647	6
Issuer services	234	231	193	314	231	1	1	465	459	1
Treasury services	141	135	142	139	140	1	4	276	274	1
Total investment services fees	1,756	1,721	1,673	1,787	1,688	4	2	3,477	3,358	4
Foreign exchange and other trading revenue	179	209	165	159	145	23	(14)	388	303	28
Other (a)	85	63	69	59	87	(2)	35	148	146	1
Total fee and other revenue	2,020	1,993	1,907	2,005	1,920	5	1	4,013	3,807	5
Net interest revenue	635	600	574	583	593	7	6	1,235	1,183	4
Total revenue	2,655	2,593	2,481	2,588	2,513	6	2	5,248	4,990	5
Noninterest expense (ex. amortization of intangible assets)	1,841	1,797	2,512	1,835	1,824	1	2	3,638	3,602	1
Income (loss) before taxes (ex. amortization of intangible assets)	814	796	(31)	753	689	18	2	1,610	1,388	16
Amortization of intangible assets	40	41	43	44	44	(9)	(2)	81	88	(8)
Income (loss) before taxes	$774	$755	$(74)	$709	$645	20%	3%	$1,529	$1,300	18%

Pre-tax operating margin	29%	29%	(3)%	27%	26%			29%	26%
Pre-tax operating margin (ex. amortization of intangible assets)	31%	31%	(1)%	29%	27%			31%	28%

Investment services fees as a percentage of noninterest expense (b)	98%	96%	92%	100%	93%			97%	93%

Securities lending revenue	$40	$34	$28	$27	$35	14%	18%	$74	$65	14%

Metrics:
Average loans	$38,264	$37,699	$35,448	$33,785	$33,115	16%	1%	$37,983	$32,296	18%
Average deposits	$237,193	$234,183	$228,282	$221,734	$220,701	7%	1%	$235,696	$217,840	8%

AUC/A at period end (in trillions) (c)	$28.6	$28.5	$28.5	$28.3	$28.5	—%	—%
Market value of securities on loan at period end (in billions) (d)	$283	$291	$289	$282	$280	1%	(3)%

Asset servicing:
Estimated new business wins (AUC/A) (in billions)	$1,024	$131	$130	$115	$130

Depositary Receipts:
Number of sponsored programs	1,206	1,258	1,279	1,302	1,316	(8)%	(4)%

Clearing services:
Global DARTS volume (in thousands)	242	261	242	209	207	17%	(7)%
Average active clearing accounts (U.S. platform) (in thousands)	6,046	5,979	5,900	5,805	5,752	5%	1%
Average long-term mutual fund assets (U.S. platform)	$466,195	$456,954	$450,305	$442,827	$433,047	8%	2%
Average investor margin loans (U.S. platform)	$11,890	$11,232	$10,711	$9,861	$9,236	29%	6%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,174	$2,153	$2,101	$2,063	$2,022	8%	1%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.1 trillion at June 30, 2015, March 31, 2015 and Dec. 31, 2014 and $1.2 trillion at Sept. 30, 2014 and June 30, 2014.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $68 billion at June 30, 2015, $69 billion at March 31, 2015, $65 billion at Dec. 31, 2014 and Sept. 30, 2014 and $64 billion at June 30, 2014.

BNY Mellon 21

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

We are one of the leading global securities servicing providers with $28.6 trillion of AUC/A at June 30, 2015. We are the largest custodian for U.S. corporate and public pension plans and we service 54% of the top 50 endowments. We are a leading custodian in the UK and service 20% of UK pensions that require a custodian. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services.

BNY Mellon is a leader in both global and U.S. Government securities clearance. We settle securities transactions in over 100 markets, act as a clearing agent for 18 of the 22 primary dealers and handle most of the transactions cleared through the Federal Reserve Bank of New York (by volume).

We are a leader in offering tri-party collateral agency services to dealers and cash investors active in the tri-party repurchase, or repo, market with approximately $2.2 trillion serviced globally. We currently service approximately $1.3 trillion, or 85%, of the $1.6 trillion tri-party repo market in the U.S.

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

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $3.1 trillion in 33 markets.

We serve as depositary for 1,206 sponsored American and global depositary receipt programs at June 30, 2015, acting in partnership with leading companies from 65 countries - an estimated 58% global market share.

Pershing and its affiliates provide business solutions to approximately 1,500 financial organizations globally by delivering dependable operational support; robust trading services; flexible technology; and an expansive array of investment solutions, practice management support and service excellence.

22 BNY Mellon

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

Review of financial results

AUC/A totaled $28.6 trillion, a slight increase from $28.5 trillion at both June 30, 2014 and March 31, 2015. The increase compared with June 30, 2014 was primarily driven by higher market values and organic growth, partially offset by the unfavorable impact of a stronger U.S. dollar. AUC/A consisted of 36% equity securities and 64% fixed income securities at both June 30, 2015 and June 30, 2014.

Investment services fees were $1.8 billion, an increase of 4% compared with the second quarter of 2014 and 2% compared with the first quarter of 2015 (unannualized) reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and Global Collateral Services) were $1.04 billion compared with $993 million in the second quarter of 2014 and $1.01 billion in the first quarter of 2015. The year-over-year increase primarily reflects organic growth, due in part to Global Collateral Services, net new business and higher market values, partially offset by the unfavorable impact of a stronger U.S. dollar. The sequential increase primarily reflects organic growth and seasonally higher securities lending revenue.

•
Clearing services fees were $346 million compared with $324 million in the second quarter of 2014 and $342 million in the first quarter of 2015. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees, clearance revenue and custody fees. The sequential increase was primarily driven by two additional trading days in the second quarter of 2015.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $234 million compared with $231 million in both the second quarter of 2014 and the first quarter of 2015. Both increases primarily reflect higher Depositary Receipts revenue, partially offset by lower Corporate Trust fees. The year-over-year decrease in Corporate Trust fees primarily reflects the unfavorable impact of a stronger U.S. dollar.

•
Treasury services fees were $141 million compared with $140 million in the second quarter of 2014 and $135 million in the first quarter of 2015. The year-over-year increase primarily reflects higher payment volumes. The sequential increase primarily reflects three additional business days in the second quarter of 2015.

Foreign exchange and other trading revenue totaled $179 million compared with $145 million in the second quarter of 2014 and $209 million in the first quarter of 2015. The year-over-year increase primarily reflects higher volatility and volumes, as well as higher Depositary Receipts-related activity. The sequential decrease primarily reflects the benefit of unusually high volatility in the first quarter of 2015.

Net interest revenue was $635 million compared with $593 million in the second quarter of 2014 and $600 million in the first quarter of 2015. Both increases

BNY Mellon 23

primarily reflect higher average deposits and higher internal crediting rates for deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.84 billion compared with $1.82 billion in the second quarter of 2014 and $1.80 billion in the first quarter of 2015. The year-over-year increase reflects higher litigation expense, partially offset by lower consulting expense and the favorable impact of a stronger U.S. dollar. The sequential increase primarily reflects higher litigation expense.

Year-to-date 2015 compared with year-to-date 2014

Income before taxes totaled $1.5 billion in the first six months of 2015 compared with $1.3 billion in the first six months of 2014. Excluding intangible amortization, income before taxes increased $222 million. Fee and other revenue increased $206 million reflecting higher foreign exchange and other trading revenue driven by higher volatility and volumes, higher asset servicing fees driven by organic growth and net new business, and higher clearing services fees. The $52 million increase in net interest revenue primarily reflects higher average loans and deposits. Noninterest expense, excluding intangible amortization, increased $36 million primarily due to higher litigation and incentive expenses, partially offset by the favorable impact of a stronger U.S. dollar.

Other segment

						Year-to-date
(dollars in millions)	2Q15	1Q15	4Q14	3Q14	2Q14	2015	2014
Revenue:
Fee and other revenue	$124	$104	$117	$928	$119	$228	$231
Net interest revenue	66	54	69	69	60	120	128
Total revenue	190	158	186	997	179	348	359
Provision for credit losses	(6)	2	1	(19)	(12)	(4)	(30)
Noninterest expense (ex. M&I and restructuring charges)	98	120	210	274	93	218	286
Income (loss) before taxes (ex. M&I and restructuring charges)	98	36	(25)	742	98	134	103
M&I and restructuring charges (recoveries)	8	(4)	—	57	120	4	120
Income (loss) before taxes	$90	$40	$(25)	$685	$(22)	$130	$(17)
Average loans and leases	$10,515	$8,602	$10,272	$10,278	$9,962	$9,564	$10,033

See page 31 of our 2014 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue increased $5 million compared with the second quarter of 2014 and $20 million compared with the first quarter of 2015. Both increases primarily reflect higher leasing gains. The year-over-year increase was partially offset by lower other revenue. The sequential increase was partially offset by lower other trading revenue and net securities gains.

Net interest revenue increased $6 million compared with the second quarter of 2014 and $12 million compared with the first quarter of 2015. Both increases primarily reflect higher interest-earning assets, partially offset by higher internal crediting rates to the business for deposits.

The provision for credit losses was a credit of $6 million in the second quarter of 2015 driven by the continued improvement in the credit quality of the loan portfolio.

Noninterest expense, excluding M&I and restructuring charges, increased $5 million compared with the second quarter of 2014 and decreased $22 million compared with the first quarter of 2015. The year-over-year increase primarily reflects higher corporate donations. The sequential decrease was driven by lower incentive expense driven by the impact of vesting of long-term stock awards for

24 BNY Mellon

retirement eligible employees recorded in the first quarter of 2015, partially offset by higher employee benefits expense reflecting the curtailment gain also recorded in the first quarter of 2015.

Year-to-date 2015 compared with year-to-date 2014

Income before taxes in the Other segment was $130 million in the first six months of 2015 compared with a pre-tax loss of $17 million in the first six months of 2014. Total revenue decreased $11 million primarily resulting from lower other revenue and net interest revenue, partially offset by higher other trading revenue. The provision for credit losses was a credit of $4 million in the first six months of 2015 compared with a credit of $30 million in the first six months of 2014 driven by the continued improvement in the credit quality of the loan portfolio. Noninterest expense, excluding M&I and restructuring charges, decreased $68 million, primarily reflecting lower staff expense. In the first six months of 2014, we recorded a $120 million restructuring charge for streamlining actions.

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

Consolidated balance sheet review

At June 30, 2015, total assets were $395 billion compared with $385 billion at Dec. 31, 2014. The increase in total assets was primarily driven by an increase in client deposits partially offset by the impact of the adoption of new accounting guidance related to consolidations. Deposits totaled $284 billion at June 30, 2015 and $266 billion at Dec. 31, 2014. At both June 30, 2015 and Dec. 31, 2014, total interest-bearing deposits were 51% of total interest-earning assets.

Total assets averaged $378 billion in the second quarter of 2015 compared with $369 billion in the second quarter of 2014 and $368 billion in the first quarter of 2015. The increase in average total assets compared with the second quarter of 2014 was primarily driven by an increase in average total deposits partially offset by the impact of the adoption of new accounting guidance related to consolidations. The increase in average total assets compared with the first quarter of 2015 was driven by an increase in interest-bearing deposits. Total deposits averaged $256 billion in the second quarter of 2015 compared with $240 billion in the second quarter of 2014 and $249 billion in the first quarter of 2015. The increase in average total deposits compared with the second quarter of 2014 primarily reflects higher levels of noninterest-bearing deposits and time deposits. The increase compared with the first quarter of 2015 was driven by an increase in deposits located in foreign offices and time deposits, partially offset by lower levels of noninterest-bearing deposits.

At June 30, 2015, we had $43 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $112 billion of cash (including $103 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $155 billion of available funds. This compares with available funds of $143 billion at Dec. 31, 2014. The increase in available funds primarily reflects a higher level of interest-bearing deposits with the Federal Reserve and other central banks.

Total available funds as a percentage of total assets was 39% at June 30, 2015 compared with 37% at Dec. 31, 2014. Of the $43 billion in liquid funds held at June 30, 2015, $19 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to

BNY Mellon 25

maturity of approximately 43 days. Of the $19 billion, $4 billion was placed with banks in the Eurozone.

Investment securities were $123 billion, or 31% of total assets, at June 30, 2015, compared with $119 billion, or 31% of total assets, at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Government agencies debt, partially offset by a decrease in state and political subdivisions investments.

Loans were $63 billion, or 16% of total assets, at June 30, 2015, compared with $59 billion, or 15% of total assets, at Dec. 31, 2014. The increase primarily reflects higher levels of loans in the financial institutions portfolio and an increased level of wealth management loans and mortgages.

Long-term debt totaled $20.4 billion at June 30, 2015 and $20.3 billion at Dec. 31, 2014. In the first six months of 2015, the Parent issued $2.8 billion of senior debt and $2.65 billion of long-term debt matured.

Total The Bank of New York Mellon Corporation shareholders’ equity increased to $38.3 billion from $37.4 billion at Dec. 31, 2014. The increase primarily reflects earnings retention, the issuance of $1 billion of noncumulative perpetual preferred stock and approximately $485 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases, foreign currency translation adjustments, a decrease in the unrealized gain on our investment securities portfolio and the impact of the decrease in our pension benefit obligation.

Exposure in Ireland, Italy, Spain, Portugal, Greece, Russia, Ukraine and Puerto Rico

We have provided expanded disclosure on countries and territories that have experienced particular market focus on credit quality and are experiencing economic concerns. Where appropriate, we are offsetting the risk associated with the gross exposure in these countries with collateral that has been pledged, which primarily consists of cash or marketable securities, or by transferring the risk to a third-party guarantor in another country or territory. See “Risk management” in our 2014 Annual Report for additional information on how our exposures are managed.

BNY Mellon has a limited economic interest in the performance of assets of consolidated investment management funds, and therefore they are excluded from this disclosure. The assets of consolidated investment management funds are solely available to settle the liabilities of the fund and to settle any investors’ ownership liquidation requests, including any seed capital invested by BNY Mellon. Loss in the value of assets of consolidated investment management funds would only be incurred by BNY Mellon to the extent of our limited ownership interest.

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

Recent concerns regarding financial conditions in Puerto Rico have resulted in increased focus on its ability to repay its debt. At June 30, 2015, BNY Mellon had margin loan exposure of approximately $175 million where the collateral received has a concentration of Puerto Rican securities. We have increased our margin requirements and believe the impact of potential negative outcomes in Puerto Rico would not be material.

At June 30, 2015 and Dec. 31, 2014, BNY Mellon had exposure of less than $1 million in each of Portugal, Greece and Ukraine.

26 BNY Mellon

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain and Russia at both June 30, 2015 and Dec. 31, 2014. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at June 30, 2015
(in millions)	Ireland	Italy	Spain	Russia	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$99	$350	$452	$20	$921
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	1,010	1,345	1,966	—	4,321
Loans and leases (c)	201	3	1	50	255
Trading assets (d)	188	2	8	—	198
Total gross on-balance sheet exposure	1,498	1,700	2,427	70	5,695
Less:
Collateral	90	2	5	—	97
Guarantees	—	2	1	—	3
Total collateral and guarantees	90	4	6	—	100
Total net on-balance sheet exposure	$1,408	$1,696	$2,421	$70	$5,595
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$84	$—	$—	$—	$84
Letters of credit (f)	56	3	13	—	72
Total gross off-balance sheet exposure	140	3	13	—	156
Less:
Collateral	70	—	13	—	83
Total net off-balance sheet exposure	$70	$3	$—	$—	$73
Total exposure:
Total gross on- and off-balance sheet exposure	$1,638	$1,703	$2,440	$70	$5,851
Less: Total collateral and guarantees	160	4	19	—	183
Total net on- and off-balance sheet exposure	$1,478	$1,699	$2,421	$70	$5,668

(a)
Interest-bearing deposits with banks represent a $42 million placement with an Irish financial institution, $250 million placements with financial institutions in Italy, $446 million placements with financial institutions in Spain and $183 million of nostro accounts related to our depositary receipts, custody and treasury services activities located in Ireland, Italy, Spain and Russia.

(b)
Investment securities represent $131 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $4.1 billion, fair value, of sovereign debt located in Ireland, Italy and Spain and $45 million, fair value, of investment grade corporate bonds located in Ireland, Italy and Spain. The investment securities were 97% investment grade.

(c)
Loans and leases primarily include $123 million of overdrafts in Ireland resulting from our custody business, a $76 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $50 million of a syndicated loan to a large, state-owned financial institution in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to over-the-counter (“OTC”) foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $188 million of receivables primarily due from Irish-domiciled investment funds and $10 million of receivables primarily due from financial institutions in Italy and Spain. Trading assets in Ireland and Spain were collateralized by $19 million of cash and U.S. Treasuries. Additionally, cash collateral on trading assets represents $2 million in Italy.

(e)	Lending-related commitments include $84 million to an insurance company in Ireland, collateralized by $18 million of marketable securities.

(f)
Letters of credit primarily represent $51 million extended to an insurance company in Ireland, collateralized by $49 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with counterparties in the above countries are excluded.

BNY Mellon 27

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

(f)
Letters of credit primarily represent $56 million extended to an insurance company in Ireland, collateralized by $54 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with counterparties in the above countries are excluded.

28 BNY Mellon

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	March 31, 2015		2Q15 change in unrealized gain (loss)	June 30, 2015			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$51,101		$(431)	$49,983	$50,018		100%	$35		100%	—%	—%	—%	—%
U.S. Treasury	28,680		(183)	24,139	24,222		100	83		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	18,469		(142)	18,466	18,516		100	50		77	1	22	—	—
Non-agency RMBS (c)	2,138		(25)	1,626	2,040		81	414		—	1	2	90	7
Non-agency RMBS	1,070		(1)	1,007	1,024		94	17		2	9	19	69	1
European floating rate notes (d)	1,723		(6)	1,748	1,737		99	(11)		71	22	—	7	—
Commercial MBS	5,901		(49)	5,866	5,888		100	22		94	5	1	—	—
State and political subdivisions	5,159		(29)	4,492	4,548		101	56		77	22	—	—	1
Foreign covered bonds (e)	2,804		(15)	2,666	2,723		102	57		100	—	—	—	—
Corporate bonds	1,745		(32)	1,784	1,802		101	18		19	69	12	—	—
CLO	2,258		(4)	2,241	2,245		100	4		100	—	—	—	—
U.S. Government agencies	1,554		(5)	1,858	1,856		100	(2)		100	—	—	—	—
Consumer ABS	3,400		(1)	3,347	3,348		100	1		100	—	—	—	—
Other (f)	2,890		(3)	3,000	3,008		100	8		41	—	55	—	4
Total investment securities	$128,892	(g)	$(926)	$122,223	$122,975	(g)	100%	$752	(g)(h)	90%	3%	5%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain, and Belgium.

(c)
These RMBS were included in the former Grantor Trust and were marked-to-market in 2009. We believe these RMBS would receive higher credit ratings if these ratings incorporated, as additional credit enhancements, the difference between the written-down amortized cost and the current face amount of each of these securities.

(d)	Includes RMBS and commercial MBS. Primarily consists of exposure to UK and Netherlands.

(e)	Primarily consists of exposure to Canada, UK and Netherlands.

(f)
Includes commercial paper with a fair value of $1.6 billion and $1.7 billion and money market funds with a fair value of $814 million and $779 million at March 31, 2015 and June 30, 2015, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $501 million at March 31, 2015 and $71 million at June 30, 2015.

(h)	Unrealized gains of $740 million at June 30, 2015 related to available-for-sale securities.

The fair value of our investment securities portfolio was $123.0 billion compared with $119.1 billion at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Government agencies debt, partially offset by a decrease in state and political subdivisions investments.

At June 30, 2015, the total investment securities portfolio had a net unrealized pre-tax gain of $752 million compared with $1.3 billion at Dec. 31, 2014, including the impact of related hedges. The decrease in the net unrealized pre-tax gain was primarily driven by higher market interest rates. The unrealized gain net of tax on our investment securities available-

for-sale portfolio included in accumulated other comprehensive income was $494 million compared with $675 million at Dec. 31, 2014.

At both June 30, 2015 and Dec. 31, 2014, 90% of the securities in our portfolio were rated AAA/AA-.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

BNY Mellon 29

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	2Q15	1Q15	4Q14	3Q14	2Q14
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,492	$2,559	$2,432	$2,317	$2,225
Estimated average life remaining at period end (in years)	4.7	4.5	4.8	4.6	4.8
Amortization	$183	$173	$166	$159	$156
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$420	$386	$413	$465	$510
Estimated average life remaining at period end (in years)	6.0	6.0	5.9	6.6	6.2
Accretion	$32	$32	$36	$40	$41

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
U.S. Treasury	$11	$23	$1	$34	$11
Non-agency RMBS	(1)	(1)	(2)	(2)	(4)
Other	6	2	19	8	33
Total net securities gains	$16	$24	$18	$40	$40

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the second quarter of 2015, this analysis resulted in other-than-temporary credit losses of less than $1 million primarily related to our non-agency RMBS portfolio. At June 30, 2015, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the Notes to Consolidated

Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at June 30, 2015. The unrealized loss on these securities was $11 million at June 30, 2015, compared with $8 million at Dec. 31, 2014.

European floating rate notes at June 30, 2015 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$1,059	$79	$1,138
Netherlands	447	—	447
Ireland	129	—	129
Other	23	—	23
Total fair value	$1,658	$79	$1,737

(a)	71% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

30 BNY Mellon

Loans

Total exposure – consolidated	June 30, 2015			Dec. 31, 2014
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$15.9	$42.7	$58.6	$13.3	$15.5	$28.8
Commercial	1.8	19.6	21.4	1.7	18.7	20.4
Subtotal institutional	17.7	62.3	80.0	15.0	34.2	49.2
Wealth management loans and mortgages	12.2	1.7	13.9	11.2	1.7	12.9
Commercial real estate	3.5	2.7	6.2	2.5	2.7	5.2
Lease financings	1.9	—	1.9	2.2	—	2.2
Other residential mortgages	1.2	—	1.2	1.2	—	1.2
Overdrafts	5.0	—	5.0	5.9	—	5.9
Other	1.2	—	1.2	1.1	—	1.1
Subtotal non-margin loans	42.7	66.7	109.4	39.1	38.6	77.7
Margin loans	20.4	0.7	21.1	20.0	0.7	20.7
Total	$63.1	$67.4	$130.5	$59.1	$39.3	$98.4

Total exposures were $130.5 billion, an increase of 33% from $98.4 billion at Dec. 31, 2014. The increase in total exposure primarily reflects higher unfunded commitments in the financial institutions portfolio related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 61% of our total lending exposure at June 30, 2015 and 50% at Dec. 31, 2014. The increase reflects higher unfunded commitments related to secured intraday credit provided to dealers in connection with their tri-party repo activity. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	June 30, 2015					Dec. 31, 2014
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$4.2	$28.0	$32.2	98%	99%	$3.1	$1.1	$4.2
Banks	9.1	2.3	11.4	89	96	7.6	1.7	9.3
Asset managers	1.8	5.0	6.8	99	81	2.0	4.8	6.8
Insurance	0.1	3.9	4.0	99	27	0.1	4.0	4.1
Government	0.1	2.5	2.6	95	62	0.1	2.9	3.0
Other	0.6	1.0	1.6	97	31	0.4	1.0	1.4
Total	$15.9	$42.7	$58.6	96%	88%	$13.3	$15.5	$28.8

The financial institutions portfolio exposure was $58.6 billion at June 30, 2015 compared with $28.8 billion at Dec. 31, 2014. The increase primarily reflects higher unfunded commitments in the securities industry portfolio related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

In April 2015, we fully converted the secured intraday credit provided to dealers in connection with their tri-party repo activity from uncommitted credit to committed credit. The committed credit requires dealers to fully secure the outstanding intraday credit with high-quality liquid assets having a market value in excess of the amount of the outstanding credit. At June 30, 2015, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $27.3 billion and was primarily included in the securities industry portfolio.

BNY Mellon 31

BNY Mellon has reduced the amount of secured intraday credit it provides to dealers in connection with their tri-party repo activity in a number of ways, including limiting the collateral used to secure intraday credit to certain more liquid asset classes, reducing the amount of time during which we extend intraday credit, reducing the amount of credit provided in connection with processing collateral substitutions, introducing a functionality that enables us to “roll” maturing trades into new trades without extending credit, and requiring dealers to prefund their repayment obligations in connection with trades collateralized by Depository Trust Company sourced securities. This combination of measures, together with the technological enhancements put in place in 2014, have practically eliminated intraday credit related to tri-party repo processing. Moving forward, BNY Mellon will continue to invest in and enhance its tri-party repo capabilities, including working closely with market participants to improve the process for settling Interbank General Collateral Finance repo trades.

Financial institution exposures are high-quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at June 30, 2015. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 88% expire within one year and 19% expire within 90 days. In addition, 69% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

The asset manager portfolio exposures are high-quality with 99% of the exposures meeting our investment grade equivalent ratings criteria as of June 30, 2015. These exposures are generally short-term liquidity facilities, with the vast majority to regulated mutual funds.

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	June 30, 2015					Dec. 31, 2014
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$7.4	$8.0	96%	34%	$0.8	$5.9	$6.7
Manufacturing	0.5	5.4	5.9	91	8	0.3	5.7	6.0
Energy and utilities	0.4	5.4	5.8	97	9	0.5	5.6	6.1
Media and telecom	0.3	1.4	1.7	93	6	0.1	1.5	1.6
Total	$1.8	$19.6	$21.4	95%	18%	$1.7	$18.7	$20.4

The commercial portfolio exposure increased 5% to $21.4 billion at June 30, 2015, from $20.4 billion at Dec. 31, 2014, primarily reflecting an increase in the services and other portfolio, partially offset by a decrease in the energy and utilities portfolio. Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Financial institutions	96%	92%	93%	93%	93%
Commercial	95%	94%	94%	94%	94%

32 BNY Mellon

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 96% of our financial institutions portfolio and 95% of our commercial portfolio rated as investment grade at June 30, 2015.

Wealth management loans and mortgages

Our wealth management exposure was $13.9 billion at June 30, 2015 compared with $12.9 billion at Dec. 31, 2014. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 60% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2015.

At June 30, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 20%; Massachusetts - 14%; Florida - 8%; and other - 36%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $6.2 billion at June 30, 2015 compared with $5.2 billion at Dec. 31, 2014.

At June 30, 2015, 61% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 52% secured by residential buildings, 25% secured by office buildings, 11% secured by retail properties and 12% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”), which are predominantly investment grade, and real estate operating companies.

At June 30, 2015, our commercial real estate portfolio consists of the following concentrations: REITs and real estate operating companies - 45%; New York metro - 36%; and other - 19%.

Lease financings

The leasing portfolio exposure totaled $1.9 billion and included $122 million of airline exposures at June 30, 2015, compared with $2.2 billion of leasing exposures, including $146 million of airline exposures, at Dec. 31, 2014. At June 30, 2015, approximately 85% of the leasing portfolio exposure was investment grade.

At June 30, 2015, the $1.8 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At June 30, 2015, our $122 million of exposure to the airline industry consisted of $52 million to major U.S. carriers, $61 million to foreign airlines and $9 million to U.S. regional airlines.

Our airline lease customers experienced a recent recovery in the industry. However, a significant portion of these customers remain highly leveraged and vulnerable to economic downturns. We continue to closely monitor this portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.2 billion at both June 30, 2015 and Dec. 31, 2014. Included in this portfolio at June 30, 2015 are $323 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 17% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of

BNY Mellon 33

concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $8.0 billion of loans at June 30, 2015 and $8.7 billion at Dec. 31, 2014 related to a term loan program that offers fully collateralized loans to broker-dealers.

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	June 30, 2015	March 31, 2015	Dec. 31, 2014	June 30, 2014
Margin loans	$20,449	$19,566	$20,034	$17,685
Non-margin loans	42,425	42,620	39,077	41,563
Total loans	$62,874	$62,186	$59,111	$59,248
Beginning balance of allowance for credit losses	$283	$280	$288	$326
Provision for credit losses	(6)	2	1	(12)
Net (charge-offs) recoveries:
Financial institutions	1	—	1	—
Other residential mortgages	—	1	—	(1)
Commercial	—	—	(8)	1
Wealth management loans and mortgages	—	—	—	(1)
Foreign	—	—	—	(2)
Commercial real estate	—	—	(2)	—
Net (charge-offs) recoveries	$1	$1	$(9)	$(3)
Ending balance of allowance for credit losses	$278	$283	$280	$311
Allowance for loan losses	$183	$190	$191	$187
Allowance for lending-related commitments	95	93	89	124
Allowance for loan losses as a percentage of total loans	0.29%	0.31%	0.32%	0.32%
Allowance for loan losses as a percentage of non-margin loans	0.43	0.45	0.49	0.45
Total allowance for credit losses as a percentage of total loans	0.44	0.46	0.47	0.52
Total allowance for credit losses as a percentage of non-margin loans	0.66	0.66	0.72	0.75

34 BNY Mellon

Net recoveries of $1 million in the second quarter of 2015 were reflected in the financial institutions portfolio. Net recoveries of $1 million in the first quarter of 2015 were reflected in the other residential mortgages portfolio. Net charge-offs were $3 million in the second quarter of 2014.

The provision for credit losses was a credit of $6 million in the second quarter of 2015, a provision of $2 million in the first quarter of 2015 and a credit of $12 million in the second quarter of 2014.

The total allowance for credit losses was $278 million at June 30, 2015, $280 million at Dec. 31, 2014 and $311 million at June 30, 2014. The ratio of the total allowance for credit losses to non-margin loans was 0.66% at June 30, 2015, 0.72% at Dec. 31, 2014 and 0.75% at June 30, 2014. The ratio of the allowance for loan losses to non-margin loans was 0.43% at June 30, 2015 compared with 0.49% at Dec. 31, 2014 and 0.45% at June 30, 2014. The decrease in the total allowance for credit losses and the lower ratios at June 30, 2015 compared with June 30, 2014 primarily reflects an improvement in the credit quality in the loan portfolio.

We had $20.4 billion of secured margin loans on our balance sheet at June 30, 2015 compared with $20.0 billion at Dec. 31, 2014 and $17.7 billion at June 30, 2014. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2014 Annual Report, we have allocated our allowance for credit losses as follows:

Allocation of allowance	June 30, 2015	March 31, 2015	Dec. 31, 2014	June 30, 2014
Commercial	27%	23%	21%	24%
Commercial real estate	21	19	18	14
Foreign	13	14	16	15
Other residential mortgages	13	14	14	15
Financial institutions	11	12	11	14
Wealth management (a)	8	7	8	7
Lease financing	7	11	12	11
	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $84 million, while if each credit were rated one grade worse, the allowance would have increased by $197 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $33 million, while if the loss given default were one rating better, the allowance would have decreased by $27 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.
BNY Mellon 35

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	June 30, 2015	March 31, 2015	Dec. 31, 2014
Loans:
Other residential mortgages	$110	$111	$112
Wealth management loans and mortgages	11	12	12
Commercial real estate	1	1	1
Total nonperforming loans	122	124	125
Other assets owned	5	4	3
Total nonperforming assets (a)	$127	$128	$128
Nonperforming assets ratio	0.20%	0.21%	0.22%
Nonperforming assets ratio, excluding margin loans	0.3	0.3	0.3
Allowance for loan losses/nonperforming loans	150.0	153.2	152.8
Allowance for loan losses/nonperforming assets	144.1	148.4	149.2
Total allowance for credit losses/nonperforming loans	227.9	228.2	224.0
Total allowance for credit losses/nonperforming assets	218.9	221.1	218.8

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $53 million at Dec. 31, 2014. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above. In the second quarter of 2015, BNY Mellon adopted the new accounting guidance included in ASU 2015-02, Consolidations. As a result, we deconsolidated substantially all of the loans of consolidated investment management funds retrospectively to Jan. 1, 2015. See Note 2 to Notes to Consolidated Financial Statements for additional information of the new accounting guidance.

Nonperforming assets activity (in millions)	June 30, 2015	March 31, 2015	Dec. 31, 2014
Balance at beginning of period	$128	$128	$147
Additions	4	5	4
Return to accrual status	(1)	—	(1)
Charge-offs	—	—	(3)
Paydowns/sales	(4)	(5)	(19)
Balance at end of period	$127	$128	$128

Nonperforming assets were $127 million at June 30, 2015, a decrease of $1 million compared with $128 million at March 31, 2015.

Deposits

Total deposits were $284.4 billion, an increase of 7% compared with $265.9 billion at Dec. 31, 2014. The increase in deposits reflects higher noninterest-bearing and interest-bearing deposits principally in U.S. offices and higher interest-bearing deposits principally in non-U.S. offices.

Noninterest-bearing deposits were $114.8 billion at June 30, 2015 compared with $104.3 billion at Dec. 31, 2014. Interest-bearing deposits were $169.6 billion at June 30, 2015 compared with $161.6 billion at Dec. 31, 2014.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014
Maximum daily balance during the quarter	$27,864	$23,527	$29,522
Average daily balance	$16,732	$13,877	$19,030
Weighted-average rate during the quarter	(0.02)%	(0.09)%	(0.05)%
Ending balance	$10,020	$7,919	$10,301
Weighted-average rate at period end	0.02%	(0.10)%	(0.04)%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from overnight borrowing opportunities. The weighted-average rates in all

36 BNY Mellon

periods presented reflect revenue earned on securities sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014
Maximum daily balance during the quarter	$26,988	$22,648	$17,746
Average daily balance (a)	$22,062	$21,581	$16,727
Weighted-average rate during the quarter (a)	0.07%	0.07%	0.09%
Ending balance	$22,050	$21,959	$17,242
Weighted-average rate at period end	0.07%	0.07%	0.09%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $11,234 million in the second quarter of 2015, $10,932 million in the first quarter of 2015 and $8,916 million in the second quarter of 2014.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014
Maximum daily balance during the quarter	$4,849	$4,369	$4,932
Average daily balance	$2,892	$1,113	$1,970
Weighted-average rate during the quarter	0.10%	0.09%	0.08%
Ending balance	$—	$—	$27
Weighted-average rate at period end	—%	—%	0.01%

The increase in the average daily balance of commercial paper in the second quarter of 2015 was primarily driven by attractive short-term borrowing opportunities. Our commercial paper matures within 397 days from date of issue and is not redeemable prior to maturity or subject to voluntary prepayment.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	June 30, 2015	March 31, 2015	June 30, 2014
Maximum daily balance during the quarter	$2,231	$3,821	$1,983
Average daily balance	$903	$995	$1,272
Weighted-average rate during the quarter	1.26%	0.96%	0.47%
Ending balance	$706	$869	$1,458
Weighted-average rate at period end	1.62%	1.17%	0.45%

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

BNY Mellon 37

U.S. regulators have established a liquidity coverage ratio (“LCR”) that requires certain banking organizations, including BNY Mellon, to maintain a minimum amount of unencumbered high-quality liquid assets (“HQLA”) sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon.

The following table presents the Company’s consolidated HQLA and LCR as of June 30, 2015.

Consolidated HQLA and LCR	June 30, 2015
(in billions)
Securities (a)	$106
Cash (b)	100
Total consolidated HQLA (c)	$206

Liquidity coverage ratio (d)	110%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. Government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)	Consolidated HQLA presented before haircuts. After haircuts, consolidated HQLA totaled $180 billion.

(d)	Based on our interpretation of the final rule issued by the U.S. federal banking agencies to implement the LCR in the U.S. (“Final LCR Rule”).

Starting on Jan. 1, 2015, we and our domestic bank subsidiaries are required to meet an LCR of 80% calculated monthly for a six month period, after which the LCR must be calculated daily. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time, we will be required to meet an LCR of 100%. As of June 30, 2015, based on our interpretation of the Final LCR Rule, we believe we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. We are evaluating the FDIC’s brokered deposits’ FAQ to determine the implications, if any, on our deposit balances relative to the LCR and other requirements.

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

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The higher level of available funds at June 30, 2015 compared with Dec. 31, 2014 primarily resulted from a higher level of client deposits.

Available and liquid funds	June 30, 2015	Dec. 31, 2014	Average
(in millions)			2Q15	1Q15	2Q14
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$19,179	$19,495	$20,235	$22,071	$41,424
Federal funds sold and securities purchased under resale agreements	23,930	20,302	23,545	20,416	13,387
Total liquid funds	43,109	39,797	43,780	42,487	54,811
Cash and due from banks	8,353	6,970	6,785	6,204	5,064
Interest-bearing deposits with the Federal Reserve and other central banks	103,137	96,682	81,846	81,160	85,546
Total available funds	$154,599	$143,449	$132,411	$129,851	$145,421
Total available funds as a percentage of total assets	39%	37%	35%	35%	39%

38 BNY Mellon

On an average basis for the six months ended June 30, 2015 and the six months ended June 30, 2014, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $26.0 billion and $26.9 billion, respectively. The decrease primarily reflects lower trading liabilities and securities sold under repurchase agreements, partially offset by higher money market rate accounts. Average foreign deposits, primarily from our European-based Investment Services business, were $108.6 billion for the six months ended June 30, 2015 compared with $106.1 billion for the six months ended June 30, 2014. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $49.6 billion for the six months ended June 30, 2015 compared with $46.3 billion for the six months ended June 30, 2014. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $11.1 billion for the six months ended June 30, 2015 and $8.9 billion for the six months ended June 30, 2014. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.4 billion for both the six months ended June 30, 2015 and the six months ended June 30, 2014. Average noninterest-bearing deposits increased to $87.2 billion for the six months ended June 30, 2015 from $79.6 billion for the six months ended June 30, 2014, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has four major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries;

•	access to the commercial paper market; and

•	access to the debt and equity markets.

Subsequent to June 30, 2015, our bank subsidiaries could declare dividends to the Parent of approximately $2.2 billion, without the need for a regulatory waiver. The amount of dividends declared by our bank subsidiaries may be impacted by their path to compliance with the SLR. In addition, at

June 30, 2015, non-bank subsidiaries of the Parent had liquid assets of approximately $1.5 billion.

In May 2015, BNY Mellon paid a quarterly common stock cash dividend of $0.17 per common share. Our common stock dividend payout ratio was 24% for the first six months of 2015. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements in our 2014 Annual Report.

The Parent’s average commercial paper borrowings were $2.9 billion in the second quarter of 2015 and $2.0 billion in the second quarter of 2014. There was no overnight commercial paper outstanding issued by the Parent at June 30, 2015 and Dec. 31, 2014.

The Parent had cash of $8.7 billion at June 30, 2015, compared with $7.4 billion at Dec. 31, 2014, an increase of $1.3 billion primarily reflecting the issuance of preferred stock and a net increase in loans from subsidiaries, partially offset by net common share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in and loans to its subsidiaries.

In the second quarter of 2015, we repurchased 19.4 million common shares at an average price of $43.07 per common share for a total cost of $834 million.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over a minimum of the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of June 30, 2015, the Parent was in compliance with its liquidity policy.

BNY Mellon 39

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which, as of June 30, 2015, were as follows:

Credit ratings
	Moody’s	S&P	Fitch		DBRS
Parent:
Long-term senior debt	A1	A+	AA-		AA (low)
Subordinated debt	A2	A	A+		A (high)
Preferred stock	Baa1	BBB	BBB		A (low)
Trust preferred securities	A3	BBB	BBB+		A (high)
Short-term debt	P1	A-1	F1+		R-1 (middle)
Outlook - Parent:	Stable	Negative	Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	AA-	AA		AA
Long-term deposits	Aa1	AA-	AA+		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	AA-	AA	(a)	AA
Long-term deposits	Aa1	AA-	AA+		AA
Short-term deposits	P1	A-1+	F1+		R-1 (high)

Outlook - Banks:	Stable	Stable	Stable		Stable

(a)	Represents senior debt issuer default rating.

As a result of S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s S&P ratings benefit from one notch of “lift”. Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from one notch of “lift” from S&P.

In March 2015, S&P indicated that it could remove assumed government support in its ratings on the eight U.S. G-SIBs, including the Parent. The eight U.S. G-SIBs, including the Parent, could be placed on CreditWatch as S&P nears a decision regarding whether to withdraw its government support assumptions. The withdrawal of assumed government support may result in a one-notch downgrade of the Parent. S&P indicated that its outlooks on The Bank of New York Mellon and BNY Mellon, N.A. are stable. For further discussion on the impact of a credit rating downgrade, see Note 17 of the Notes to Consolidated Financial Statements and in our 2014 Annual Report, see our credit ratings Risk Factor.

In addition, in May 2015, Moody’s Investors Service (“Moody’s”) announced that it had concluded its review of the Parent, The Bank of New York Mellon and BNY Mellon, N.A. As a result of a revised methodology for rating banks globally, government support assumptions which had provided The Bank of New York Mellon and BNY Mellon, N.A.’s ratings with two notches of “lift” were eliminated. The Parent, The Bank of New York Mellon and BNY Mellon, N.A.’s ratings did not change.

Long-term debt totaled $20.4 billion at June 30, 2015 and $20.3 billion at Dec. 31, 2014. In the first six months of 2015, the Parent issued $2.8 billion of senior debt. Additionally, $2.65 billion of long-term debt matured. The Parent has $1.0 billion of long-term debt that will mature in the remainder of 2015.

The following table presents the long-term debt issued by the Parent in the second quarter of 2015.

Debt issuances	Quarter ended
(in millions)	June 30, 2015
Senior medium-term notes:
1.6% senior medium-term notes due 2018	$500
3-month LIBOR + 38 bps senior medium-term notes due 2018	300
Total debt issuances	$800

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

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 112.4% at June 30, 2015 and 112.0% at Dec. 31, 2014. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines

40 BNY Mellon

of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $5 million, in aggregate, in the second quarter of 2015.
Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines was $47 million, in aggregate, in the second quarter of 2015.

Statement of cash flows

Cash provided by operating activities was $2.6 billion in the six months ended June 30, 2015 compared with $2.4 billion in the six months ended June 30, 2014. In both the first six months of 2015 and first six months of 2014, cash flows from operations were principally the result of earnings and changes in trading activities.

Cash used for investing activities was $18.1 billion in the six months ended June 30, 2015 compared with $26.3 billion in the six months ended June 30, 2014. In the first six months of 2015, purchases of securities, changes in interest-bearing deposits with the Federal Reserve and other central banks, changes in loans and changes in federal funds sold and securities purchased under resale agreements were a significant use of funds, partially offset by sales, paydowns and maturities of securities available-for-sale. In the first six months of 2014, purchases of securities available-for-sale, changes in loans, interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements, were significant uses of funds, partially offset by sales, paydowns and maturities of securities available-for-sale.

Cash provided by financing activities was $16.8 billion in the six months ended June 30, 2015 compared with $23.6 billion in the six months ended June 30, 2014. In both the first six months of 2015 and the first six months of 2014, changes in deposits and the issuance of long-term debt were significant sources of funds, partially offset by the repayment of long-term debt and treasury stock repurchases. In the six months ended June 30, 2015, changes in federal funds purchased and securities sold under repurchase agreements was also a significant use of funds.

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	June 30, 2015	March 31, 2015	Dec. 31, 2014
Average common equity to average assets (a)	9.4%	9.6%	9.6%

At period end:
BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)(b)	9.7%	9.5%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)(b)	9.0%	9.1%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (b)	6.2%	6.0%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$38,270	$37,328	$37,441
Total BNY Mellon common shareholders’ equity – GAAP	$35,718	$35,766	$35,879
BNY Mellon tangible common shareholders’ equity – Non-GAAP (b)	$16,441	$16,618	$16,439
Book value per common share – GAAP (b)	$32.28	$31.89	$32.09
Tangible book value per common share – Non-GAAP (b)	$14.86	$14.82	$14.70
Closing stock price per common share	$41.97	$40.24	$40.57
Market capitalization	$46,441	$45,130	$45,366
Common shares outstanding	1,106,518	1,121,512	1,118,228

Cash dividends per common share	$0.17	$0.17	$0.17
Common dividend payout ratio	23%	25%	94%
Common dividend yield (annualized)	1.6%	1.7%	1.7%

(a)
Capital ratios for the first quarter of 2015 were revised to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of GAAP to Non-GAAP.

BNY Mellon 41

Total The Bank of New York Mellon Corporation shareholders’ equity increased to $38.3 billion from $37.4 billion at Dec. 31, 2014. The increase primarily reflects earnings retention, the issuance of $1 billion of noncumulative perpetual preferred stock and approximately $485 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases, foreign currency translation adjustments, a decrease in the unrealized gain on our investment securities portfolio and the impact of the decrease in our pension benefit obligation.

The unrealized gain net of tax on our investment securities portfolio recorded in accumulated other comprehensive income was $494 million compared with $675 million at Dec. 31, 2014. The decrease in the valuation of the investment securities portfolio was primarily driven by higher market interest rates.

In the first six months of 2015, we repurchased 29.7 million common shares at an average price of $41.60 per common share for a total cost of $1.2 billion.

On July 21, 2015, The Bank of New York Mellon Corporation declared a quarterly common stock dividend of $0.17 per common share. This cash dividend is payable on Aug. 13, 2015 to shareholders of record as of the close of business on Aug. 3, 2015.

BNY Mellon’s tangible common shareholders’ equity to tangible assets of operations ratio was 6.2% at June 30, 2015 and 6.5% at Dec. 31, 2014. The decrease primarily reflects an increase in total assets.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of June 30, 2015, March 31, 2015 and Dec. 31, 2014, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Tier 1 and Total capital ratios and, in the case of our bank subsidiaries, the CET1 ratio and the leverage capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

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

The U.S. banking agencies’ capital rules have been based on guidance from the Basel Committee on Banking Supervision, as amended from time to time. For additional information on these capital requirements see “Supervision and Regulation” in our 2014 Annual Report. BNY Mellon is subject to Basel III under the U.S. capital rules, which are being gradually phased-in over a multi-year period through 2018. Effective in the second quarter of 2014, BNY Mellon was approved to exit parallel run reporting for U.S. regulatory capital purposes related to the U.S. capital rules’ Advanced Approaches. In the first quarter of 2015, we implemented the Basel III Standardized Approach which replaced the Basel I-based calculation of risk-weighted assets (“RWA”) with a revised methodology using a broader array of more risk sensitive risk-weighting categories.

In the second quarter of 2015, we retrospectively adopted as of Jan. 1, 2015, ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” As a result of the new accounting guidance, the RWA as of March 31, 2015 decreased $13.3 billion under the Advanced Approach and $7.0 billion under the Standardized Approach. See Note 2 of the Notes to Consolidated Financial Statements for additional information on the new accounting guidance.

Our estimated Basel III CET1 ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. The estimated fully phased-in Basel III CET1 ratios assume all relevant regulatory model approvals. The U.S. capital rules require approval by banking regulators of certain models used as part of RWA calculations. If these models are not approved, the estimated fully phased-in capital ratios would likely be adversely

42 BNY Mellon

impacted. RWA at June 30, 2015, March 31, 2015 and Dec. 31, 2014 under the transitional Advanced Approach do not reflect the use of a simple value-at-risk (“VaR”) methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The Company has requested written approval to use this methodology. The estimated net impact of such a VaR methodology for June 30, 2015 regulatory capital ratios calculated under the transitional Advanced Approach would have been an increase of approximately 30 basis points to the CET1, Tier 1 and Total capital ratios. The leverage capital ratio is not impacted.

Our risk-based capital adequacy is determined using the higher of RWA determined using the Advanced Approach and Standardized Approach. The consolidated and The Bank of New York Mellon ratios included in the table below are based on the Advanced Approach as the related RWA were higher using that framework at June 30, 2015, March 31, 2015 and Dec. 31, 2014. Our consolidated and largest bank subsidiary, The Bank of New York Mellon, regulatory capital ratios are shown below.

Consolidated and largest bank subsidiary regulatory capital ratios	June 30, 2015				March 31, 2015	Dec. 31, 2014
	Well capitalized		Minimum required	Capital ratios

Consolidated regulatory capital ratios: (a)
CET1 ratio	N/A	(b)	4.5%	10.9%	10.8%	11.2%
Tier 1 capital ratio	6%		6%	12.5%	11.7%	12.2%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%	12.8%	12.0%	12.5%
Leverage capital ratio	N/A	(b)	4%	5.8%	5.7%	5.6%

Selected regulatory capital ratios – fully phased-in – Non-GAAP: (a)
Estimated CET1 ratio:
Standardized Approach	(c)		(c)	10.0%	10.0%	10.6%
Advanced Approach	(c)		(c)	9.9%	9.9%	9.8%
Estimated SLR	N/A		3%	4.6%	4.6%	4.4%

The Bank of New York Mellon regulatory capital ratios: (d)
CET1 ratio	6.5%		4.5%	11.4%	10.9%	N/A
Tier 1 capital ratio	8%		6%	11.9%	11.3%	12.4%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%	12.1%	11.6%	12.6%
Leverage capital ratio	5%		4%	5.4%	5.3%	5.2%

(a)
Capital ratios for the first quarter of 2015 were revised to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information on the new accounting guidance.

(b)	The federal banking agencies’ regulatory capital requirements do not establish well-capitalized thresholds for these measures for bank holding companies.

(c)	See page 45 for the capital ratios with the phase-in of the capital conservation buffer and the estimated U.S. G-SIB surcharge.

(d)
The Bank of New York Mellon CET1, Tier 1 capital and Total capital ratios were each reduced by approximately 70 basis points as of March 31, 2015 and The Bank of New York Mellon Tier 1 capital and Total capital ratios were each reduced by approximately 60 basis points as of Dec. 31, 2014, to correctly reflect the allocation of operational risk Advanced Approach RWA to this entity. There was no impact to the consolidated regulatory capital ratios.

N/A – Not applicable.

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.9% at June 30, 2015 and 9.8% at Dec. 31, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 10.0% at June 30, 2015 and 10.6% at Dec. 31, 2014. The increase in the estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach from Dec. 31, 2014 was primarily driven by lower RWA resulting from the deconsolidation of certain consolidated investment management funds, partially offset by an increase in operational risk RWA.

The estimated fully phased-in SLR (Non-GAAP) of 4.6% at June 30, 2015 and 4.4% at Dec. 31, 2014 was based on our interpretation of the U.S. capital rules,

BNY Mellon 43

as supplemented by the Federal Reserve’s final rules on the SLR.

For additional information on the U.S. capital rules, see “Supervision and Regulation - Capital Requirement - Existing U.S. Requirements” in our 2014 Annual Report.

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

Our capital ratios are necessarily subject to, among other things, BNY Mellon’s further review of applicable rules, anticipated compliance with all necessary enhancements to model calibration, approval by regulators of certain models used as part of RWA calculations, further implementation guidance from regulators, market practices and standards and any changes BNY Mellon may make to its businesses. As a consequence of these factors, our capital ratios may materially change, and may be volatile over time and from period to period.

Minimum capital ratios and capital buffers

The U.S. capital rules include a series of buffers and surcharges over required minimums that apply to bank holding companies, including BNY Mellon, which are being phased-in over time. Banking organizations with a CET1 ratio or SLR above the minimum required level, but with a CET1 ratio or SLR below the minimum level with buffers, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Different regulatory capital minimums, buffers and surcharges apply to our banking subsidiaries.

The U.S. capital rules introduced a capital conservation buffer and countercyclical capital buffer that add to the minimum regulatory capital ratios presented above. The capital conservation buffer is designed to absorb losses during periods of economic stress and applies to all banking organizations. During periods of excessive growth, the capital conservation buffer may be expanded up to an additional 2.5% through the imposition of a countercyclical capital buffer. The countercyclical capital buffer, when applicable, applies only to Advanced Approaches banking organizations. The countercyclical capital buffer is initially set to zero, but it could increase if the banking agencies determine that excessive credit in the broader markets could result in systemic disruption.

BNY Mellon will also be subject to an additional G-SIB surcharge, which will be implemented as an extension of the capital conservation buffer and must be satisfied with CET1 capital. On July 20, 2015, the Federal Reserve published final rules to implement the G-SIB surcharge. BNY Mellon may be subject to a G-SIB surcharge that is greater than the prior estimate of 1% under the Basel G-SIB framework and the estimate of 1% under the final G-SIB rule release.

In addition, the U.S. capital rules include an SLR to become effective on Jan. 1, 2018, although commencing in January 2015 each Advanced Approaches banking organization is required to calculate and report its SLR. BNY Mellon, and its insured depository institution subsidiaries, will be subjected to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.”

These buffers, other than the SLR buffer, and surcharge will be phased in beginning on Jan. 1, 2016 until fully implemented on Jan. 1, 2019. The following table presents the minimum capital ratio requirements with buffers and surcharge, as phased-in. This does not include the imposition of a countercyclical capital buffer. The U.S. capital rules also provide for transitional arrangements for qualifying instruments, deductions, and adjustments, which are not reflected in this table. Buffers and surcharges are not applicable to the leverage capital ratio.

44 BNY Mellon

Consolidated capital ratio requirements	Minimum ratios	Minimum ratios with buffers, as phased-in
		2015	2016	2017	2018	2019
Capital conservation buffer (CET1)		N/A	0.625%	1.25%	1.875%	2.5%
U.S. G-SIB surcharge (CET1) (Federal Reserve published estimate)		N/A	0.250%	0.50%	0.750%	1.0%
CET1 ratio	4.5%	4.5%	5.375%	6.25%	7.125%	8.0%
Tier 1 capital ratio	6.0%	6.0%	6.875%	7.75%	8.625%	9.5%
Total capital ratio	8.0%	8.0%	8.875%	9.75%	10.625%	11.5%

Enhanced SLR buffer (Tier 1 capital)		N/A	N/A	N/A	2.0%	2.0%
SLR	3.0%	N/A	N/A	N/A	5.0%	5.0%
N/A - Not applicable.

The table below presents the factors that impacted fully phased-in Basel III CET1 (Non-GAAP).

Estimated Basel III CET1 generation presented on a fully phased-in basis – Non-GAAP	Quarter ended
(in millions)	June 30, 2015
Estimated fully phased-in Basel III CET1 – Non-GAAP – Beginning of period	$16,123
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	830
Goodwill and intangible assets, net of related deferred tax liabilities	(129)
Gross Basel III CET1 generated	701
Capital deployed:
Dividends	(192)
Common stock repurchased	(834)
Total capital deployed	(1,026)
Other comprehensive income (loss):
Foreign currency translation	295
Unrealized (loss) on assets available-for-sale	(368)
Pension liabilities	21
Unrealized gain on cash flow hedges	9
Total other comprehensive (loss)	(43)
Additional paid-in capital (a)	191
Other additions (deductions):
Net pension fund assets	(4)
Deferred tax assets	(2)
Cash flow hedges	(10)
Embedded goodwill	1
Other	—
Total other (deductions)	(15)
Net Basel III CET1 generated	(192)
Estimated fully phased-in Basel III CET1 – Non-GAAP – End of period	$15,931

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 45

The following table presents the components of our transitional and fully phased-in Basel III CET1, Tier 1 and Tier 2 capital, the Basel III RWA determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Basel III capital components and ratios (a)	June 30, 2015		Dec. 31, 2014
(dollars in millions)	Transitional Approach (a)	Fully phased- in Basel III - Non-GAAP	Transitional Approach (a)	Fully phased- in Basel III - Non-GAAP
CET1:
Common shareholders’ equity	$36,253	$35,718	$36,326	$35,879
Goodwill and intangible assets	(17,584)	(19,277)	(17,111)	(19,440)
Net pension fund assets	(44)	(109)	(17)	(87)
Equity method investments	(315)	(374)	(314)	(401)
Deferred tax assets	(7)	(18)	(4)	(18)
Other	(5)	(9)	4	(2)
Total CET1	18,298	15,931	18,884	15,931

Other Tier 1 capital:
Preferred stock	2,552	2,552	1,562	1,562
Trust preferred securities	79	—	156	—
Disallowed deferred tax assets	(11)	—	(14)	—
Net pension fund assets	(65)	—	(69)	—
Other	(11)	(7)	(17)	(12)
Total Tier 1 capital	20,842	18,476	20,502	17,481

Tier 2 capital:
Trust preferred securities	236	—	156	—
Subordinated debt	248	248	298	298
Allowance for credit losses	278	278	280	280
Other	(7)	(6)	(11)	(11)
Total Tier 2 capital - Standardized Approach	755	520	723	567
Excess of expected credit losses	30	30	13	24
Less: Allowance for credit losses	278	278	280	280
Total Tier 2 capital - Advanced Approach	$507	$272	$456	$311

Total capital:
Standardized Approach	$21,597	$18,996	$21,225	$18,048
Advanced Approach	$21,349	$18,748	$20,958	$17,792

Risk-weighted assets:
Standardized Approach (b)	$161,576	$159,769	$125,562	$150,881
Advanced Approach:
Credit Risk	$108,935	$102,112	$120,122	$114,105
Market Risk	3,067	3,067	3,046	3,046
Operational Risk	55,338	55,338	45,112	45,112
Total Advanced Approach	$167,340	$160,517	$168,280	$162,263

Standardized Approach:
Estimated Basel III CET1 ratio	11.3%	10.0%	15.0%	10.6%
Tier 1 capital ratio	12.9%	11.6%	16.3%	11.6%
Total (Tier 1 plus Tier 2) capital ratio	13.4%	11.9%	16.9%	12.0%

Advanced Approach:
Estimated Basel III CET1 ratio	10.9%	9.9%	11.2%	9.8%
Tier 1 capital ratio	12.5%	11.5%	12.2%	10.8%
Total (Tier 1 plus Tier 2) capital ratio	12.8%	11.7%	12.5%	11.0%

Average assets for leverage capital purposes	$360,787		$368,140
Total leverage exposure for estimated SLR purposes - Non-GAAP		$401,562		$398,813

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2015 under the U.S. capital rules.

(b)
RWA under the Standardized Approach at Dec. 31, 2014 was determined using a Basel I-based calculation. Effective Jan. 1, 2015, we implemented the Basel III Standardized Approach which used a broader array of more risk sensitive risk-weighting categories.

46 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at June 30, 2015.

Capital above thresholds at June 30, 2015
(in millions)	Consolidated		The Bank of New York Mellon (b)
CET1	$10,768	(a)	$6,614
Tier 1 capital	10,802	(b)	5,174
Total capital	4,615	(b)	2,796
Leverage capital	6,411	(a)	1,085

(a)	Based on minimum required standards.

(b)	Based on well-capitalized standards.

The following table shows the impact of a $1 billion increase or decrease in RWA, quarterly average assets or total leverage exposure, or a $100 million increase or decrease in common equity on the consolidated capital ratios at June 30, 2015.

Sensitivity of consolidated capital ratios at June 30, 2015
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets, or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approach	6		7

Tier 1 capital:
Standardized Approach	6		8
Advanced Approach	6		7

Total capital:
Standardized Approach	6		8
Advanced Approach	6		8

Leverage capital	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	6		6
Advanced Approach	6		6

Estimated SLR, fully phased-in – Non-GAAP	2		1

At June 30, 2015, we had $315 million of trust preferred securities outstanding, of which 25% currently qualify as Tier 1 capital and 75% as Tier 2 capital. Under the U.S. capital rules, these trust preferred securities may continue to be included in Tier 1 capital up to the following percentages: calendar year 2015 - 25% and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the U.S. capital rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates and the availability of cash and capital.

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

Supplementary leverage ratio

BNY Mellon has presented its estimated fully phased-in Basel III SLR based on its interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period, as supplemented by the Federal Reserve’s final rules concerning the SLR published on Sept. 3, 2014, and on the application of such rules to BNY Mellon’s businesses as currently conducted. When the SLR is fully phased-in, we expect to maintain an SLR of over 5%. The minimum SLR is 3% and there is a 2% buffer, in addition to the minimum, that is applicable to U.S. G-SIBs.

BNY Mellon 47

The following table presents the components of our estimated SLR using fully phased-in Basel III components of capital.

Estimated fully phased-in SLR – Non-GAAP (dollars in millions)	June 30, 2015	March 31, 2015	Dec. 31, 2014
Total estimated fully phased-in Basel III CET1 – Non-GAAP	$15,931	$16,123	$15,931
Additional Tier 1 capital	2,545	1,560	1,550
Total Tier 1 capital	$18,476	$17,683	$17,481

Total leverage exposure:
Quarterly average total assets (a)	$378,279	$368,411	$385,232
Less: Amounts deducted from Tier 1 capital	19,779	19,644	19,947
Total on-balance sheet assets, as adjusted (a)	358,500	348,767	365,285
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	9,222	9,295	11,376
Repo-style transaction exposures included in SLR	6,589	6,474	302
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	27,251	22,046	21,850
Total off-balance sheet exposures	43,062	37,815	33,528
Total leverage exposure (a)	$401,562	$386,582	$398,813

Estimated fully phased-in SLR – Non-GAAP (a)	4.6%	4.6%	4.4%

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information of the new accounting guidance.

Trading activities and risk management

Our trading activities are focused on acting as a market maker for our customers and facilitating customer trades in compliance with the Volcker Rule. The risk from market-making activities for customers is managed by our traders and limited in total exposure through a system of position limits, VaR methodology based on a Monte Carlo simulation, stop loss advisory triggers, and other market sensitivity measures. The calculation of our VaR used by management and presented below assumes a one-day holding period, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. See Note 17 of the Notes to Consolidated Financial Statements for additional information on the VaR methodology.

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	2Q15			June 30, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.3	$4.1	$7.8	$4.1
Foreign exchange	0.8	0.5	1.4	0.7
Equity	1.1	0.9	1.4	1.1
Diversification	(1.8)	N/M	N/M	(1.5)
Overall portfolio	5.4	4.1	8.1	4.4

VaR (a)	1Q15			March 31, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0	$6.3
Foreign exchange	0.9	0.6	1.4	0.7
Equity	1.4	0.8	1.9	1.3
Diversification	(2.0)	N/M	N/M	(2.2)
Overall portfolio	5.5	3.9	8.5	6.1

VaR (a)	2Q14			June 30, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$7.7	$5.5	$10.5	$6.4
Foreign exchange	1.0	0.6	2.7	1.1
Equity	1.8	1.3	2.9	1.8
Diversification	(2.6)	N/M	N/M	(3.0)
Overall portfolio	7.9	5.7	10.3	6.3

VaR (a)	YTD15
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0
Foreign exchange	0.8	0.5	1.4
Equity	1.3	0.8	1.9
Diversification	(1.9)	N/M	N/M
Overall portfolio	5.4	3.9	8.5

48 BNY Mellon

VaR (a)	YTD14
(in millions)	Average	Minimum	Maximum
Interest rate	$8.2	$5.5	$13.4
Foreign exchange	1.1	0.5	2.7
Equity	2.0	1.3	4.0
Diversification	(2.8)	N/M	N/M
Overall portfolio	8.5	5.7	13.0

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

The equity component of VaR consists of instruments that represent an ownership interest in the form of domestic and foreign common stock or other equity-linked instruments. These instruments include, but are not limited to: common stock, exchange-traded funds, Depositary Receipts, listed equity options (puts and calls), OTC equity options, equity total return swaps, equity index futures and other equity derivative products.

The diversification component of VaR is the risk reduction benefit that occurs when combining portfolios and offsetting positions, and from the correlated behavior of risk factor movements.

During the second quarter of 2015, interest rate risk generated 74% of average VaR, equity risk generated 15% of average VaR and foreign exchange risk accounted for 11% of average VaR. During the second quarter of 2015, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The year-over-year variances are driven by higher volatility. The sequential variances are driven by lower volatility.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Revenue range:	Number of days
Less than $(2.5)	—	1	—	—	—
$(2.5) - $0	3	2	7	3	6
$0 - $2.5	27	18	28	34	31
$2.5 - $5.0	26	24	18	20	26
More than $5.0	8	16	9	7	1

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $8 billion at June 30, 2015 and $10 billion at Dec. 31, 2014.

Trading liabilities include debt and equity instruments, and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5 billion at June 30, 2015 and $7 billion at Dec. 31, 2014.

Under our mark-to-market methodology for derivative contracts, an initial “risk-neutral” valuation is performed on each position assuming time-discounting based on a AA credit curve. In addition, we consider credit risk in arriving at the fair value of our derivatives.

We reflect external credit ratings as well as observable credit default swap spreads for both ourselves as well as our counterparties when measuring the fair value of our derivative positions. Accordingly, the valuation of our derivative positions is sensitive to the current changes in our own credit spreads, as well as those of our counterparties. In addition, in cases where a counterparty is deemed

BNY Mellon 49

impaired, further analyses are performed to value such positions.

At June 30, 2015, our OTC derivative assets of $4.8 billion included a CVA deduction of $36 million. Our OTC derivative liabilities of $5.3 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA and DVA were unchanged in the second quarter of 2015. Foreign exchange and other trading revenue was not impacted by the CVA and DVA in the second quarter of 2015.

In the first quarter of 2015, net of hedges, the CVA decreased $2 million and the DVA increased $1 million. The net impact of these adjustments increased foreign exchange and other trading revenue by $3 million in the first quarter of 2015.

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

Foreign exchange and other trading counterparty risk rating profile (a)
		Quarter ended
	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Rating:
AAA to AA-	41%	37%	37%	37%	44%
A+ to A-	42	47	46	45	35
BBB+ to BBB-	13	14	14	14	16
Non-investment grade (BB+ and lower)	4	2	3	4	5
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

50 BNY Mellon

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
up 200 bps parallel rate ramp vs. baseline (a)	$224	$210	$363	$457	$426
up 100 bps parallel rate ramp vs. baseline (a)	245	262	326	365	364
Long-term up 50 bps, short-term unchanged (b)	28	14	28	37	47
Long-term down 50 bps, short-term unchanged (b)	(73)	(69)	(54)	(44)	(40)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
bps – basis points.

Incremental investment in fixed rate assets has resulted in higher net interest revenue projections in the baseline scenario; however, it has lowered net interest revenue sensitivity. Further, increased deposit run-off assumptions in our scenarios also reduced net interest revenue sensitivity. These assumptions are highly sensitive to the future course of monetary policy.

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

BNY Mellon 51

Supplemental information - Explanation of GAAP and Non-GAAP financial measures

BNY Mellon has included in this Form 10-Q certain Non-GAAP financial measures based on fully phased-in Basel III CET1 and other risk-based capital ratios, SLR and tangible common shareholders’ equity. BNY Mellon believes that the Basel III CET1 and other risk-based capital ratios on a fully phased-in basis, the SLR on a fully phased-in basis and the ratio of tangible common shareholders’ equity to tangible assets of operations are measures of capital strength that provide additional useful information to investors, supplementing the capital ratios which are, or were, required by regulatory authorities. The tangible common shareholders’ equity ratio includes changes in investment securities valuations which are reflected in total shareholders’ equity. In addition, this ratio is expressed as a percentage of the actual book value of assets, as opposed to a percentage of a risk-based reduced value established in accordance with regulatory requirements, although BNY Mellon in its reconciliation has excluded certain assets which are given a zero percent risk-weighting for regulatory purposes and the assets of consolidated investment management funds to which BNY Mellon has limited economic exposure. Further, BNY Mellon believes that the return on tangible common equity measure, which excludes goodwill and intangible assets net of deferred tax liabilities, is a useful additional measure for investors because it presents a measure of those assets that can generate income. BNY Mellon has provided a measure of tangible book value per share, which it believes provides additional useful information as to the level of tangible assets in relation to shares of common stock outstanding.

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds; and expense measures which exclude M&I expenses, litigation charges, restructuring charges, amortization of intangible assets and the charge related to investment management funds, net of incentives. Earnings per share, return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Operating margin measures may also exclude amortization of intangible assets and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain charges as a result of prior transactions. M&I expenses primarily relate to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

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

52 BNY Mellon

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to Non-GAAP	2Q15			2Q14
	Net	Diluted		Net	Diluted
(in millions, except per common share amounts)	income	EPS		income	EPS
GAAP results	$830	$0.73		$554	$0.48
Add: Litigation and restructuring charges	38	0.03		76	0.06
Charge related to investment management funds, net of incentives	N/A	N/A		85	0.07
Non-GAAP results	$868	$0.77	(a)	$715	$0.62	(a)
(a)     Does not foot due to rounding.
N/A - Not applicable.

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	2Q15		1Q15		2Q14	YTD15		YTD14
Income before income taxes – GAAP	$1,165		$1,090		$811	$2,255		$1,737
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	37		31		17	68		37
Add: Amortization of intangible assets	65		66		75	131		150
M&I, litigation and restructuring charges	59		(3)		122	56		110
Charge related to investment management funds, net of incentives	—		—		109	—		104
Income before income taxes, as adjusted – Non-GAAP (a)	$1,252		$1,122		$1,100	$2,374		$2,064

Fee and other revenue – GAAP	$3,067		$3,012		$2,980	$6,079		$5,863
Income from consolidated investment management funds – GAAP	40		52		46	92		82
Net interest revenue – GAAP	779		728		719	1,507		1,447
Total revenue – GAAP	3,886		3,792		3,745	7,678		7,392
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	37		31		17	68		37
Total revenue, as adjusted – Non-GAAP (a)	$3,849		$3,761		$3,728	$7,610		$7,355

Pre-tax operating margin (b)	30%	(c)	29%	(c)	22%	29%	(c)	24%
Pre-tax operating margin – Non-GAAP (a)(b)	33%	(c)	30%	(c)	30%	31%	(c)	28%

(a)
Non-GAAP excludes net income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges, and the charge related to investment management funds, net of incentives, if applicable.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis these investments would increase revenue and income before taxes by $64 million for the first quarter of 2015, $52 million for the second quarter of 2015 and $116 million for the first six months of 2015 and would increase our pre-tax operating margin by approximately 1.2%, 0.9% and 1.0%, respectively.

BNY Mellon 53

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$830	$766	$554	$1,596	$1,215
Add: Amortization of intangible assets, net of tax	44	43	49	87	98
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	874	809	603	1,683	1,313
Add: M&I, litigation and restructuring charges	38	(2)	76	36	69
Charge related to investment management funds, net of incentives	—	—	85	—	81
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$912	$807	$764	$1,719	$1,463

Average common shareholders’ equity	$35,516	$35,486	$36,565	$35,501	$36,428
Less: Average goodwill	17,752	17,756	18,149	17,754	18,110
Average intangible assets	4,031	4,088	4,354	4,059	4,388
Add: Deferred tax liability – tax deductible goodwill (b)	1,351	1,362	1,338	1,351	1,338
Deferred tax liability – intangible assets (b)	1,179	1,200	1,247	1,179	1,247
Average tangible common shareholders’ equity – Non-GAAP	$16,263	$16,204	$16,647	$16,218	$16,515

Return on common equity – GAAP (c)	9.4%	8.8%	6.1%	9.1%	6.7%
Return on common equity – Non-GAAP (a)(c)	10.3%	9.2%	8.4%	9.8%	8.1%

Return on tangible common equity – Non-GAAP (a)(c)	21.5%	20.3%	14.5%	20.9%	16.0%
Return on tangible common equity – Non-GAAP adjusted (a)(c)	22.5%	20.2%	18.4%	21.4%	17.9%

(a)	Non-GAAP excludes amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives, if applicable.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Annualized.

54 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$38,270	$37,328	$37,441	$38,451	$38,326
Less: Preferred stock	2,552	1,562	1,562	1,562	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	35,718	35,766	35,879	36,889	36,764
Less: Goodwill	17,807	17,663	17,869	17,992	18,196
Intangible assets	4,000	4,047	4,127	4,215	4,314
Add: Deferred tax liability – tax deductible goodwill (a)	1,351	1,362	1,340	1,317	1,338
Deferred tax liability – intangible assets (a)	1,179	1,200	1,216	1,230	1,247
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$16,441	$16,618	$16,439	$17,229	$16,839

Total assets at period end – GAAP	$395,254	$392,337	$385,303	$386,296	$400,740
Less: Assets of consolidated investment management funds	2,231	1,681	9,282	9,562	10,428
Subtotal assets of operations – Non-GAAP	393,023	390,656	376,021	376,734	390,312
Less: Goodwill	17,807	17,663	17,869	17,992	18,196
Intangible assets	4,000	4,047	4,127	4,215	4,314
Cash on deposit with the Federal Reserve and other central banks (b)	106,628	93,044	99,901	90,978	104,916
Tangible total assets of operations at period end – Non-GAAP	$264,588	$275,902	$254,124	$263,549	$262,886

BNY Mellon shareholders’ equity to total assets ratio – GAAP	9.7%	9.5%	9.7%	10.0%	9.6%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	9.0%	9.1%	9.3%	9.5%	9.2%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP	6.2%	6.0%	6.5%	6.5%	6.4%

Period-end common shares outstanding (in thousands)	1,106,518	1,121,512	1,118,228	1,125,710	1,131,596

Book value per common share – GAAP	$32.28	$31.89	$32.09	$32.77	$32.49
Tangible book value per common share – Non-GAAP	$14.86	$14.82	$14.70	$15.30	$14.88

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
Income from consolidated investment management funds	$40	$52	$46	$92	$82
Less: Net income attributable to noncontrolling interests of consolidated investment management funds	37	31	17	68	37
Income from consolidated investment management funds, net of noncontrolling interests	$3	$21	$29	$24	$45

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees - Consolidated			2Q15 vs.
(in millions)	2Q15	2Q14	2Q14
Investment management and performance fees - GAAP	$878	$883	(1)%
Impact of changes in foreign currency exchange rates	—	(45)
Investment management and performance fees, as adjusted - Non-GAAP	$878	$838	5%

BNY Mellon 55

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

Income from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
Investment management fees	$4	$1	$18	$5	$36
Other (Investment income)	(1)	20	11	19	9
Income from consolidated investment management funds, net of noncontrolling interests	$3	$21	$29	$24	$45

The following table presents the impact of changes in foreign currency exchange rates on investment management fees reported in the Investment Management segment.

Investment management fees - Investment Management business			2Q15 vs.
(in millions)	2Q15	2Q14	2Q14
Investment management fees - GAAP	$844	$852	(1)%
Impact of changes in foreign currency exchange rates	—	(45)
Investment management fees, as adjusted - Non-GAAP	$844	$807	5%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business						Year-to-date
(dollars in millions)	2Q15	1Q15	4Q14	3Q14	2Q14	2015	2014
Income before income taxes – GAAP	$265	$264	$239	$245	$171	$529	$417
Add: Amortization of intangible assets	25	25	30	31	31	50	62
Money market fee waivers	29	34	34	29	28	63	63
Charge related to investment management funds, net of incentives	—	—	—	—	109	—	104
Income before income taxes excluding amortization of intangible assets, money market fee waivers and the charge related to investment management funds, net of incentives – Non-GAAP	$319	$323	$303	$305	$339	$642	$646

Total revenue – GAAP	$1,004	$1,010	$998	$1,003	$1,036	$2,014	$2,006
Less: Distribution and servicing expense	95	97	102	105	111	192	217
Money market fee waivers benefiting distribution and servicing expense	37	38	36	38	37	75	75
Add: Money market fee waivers impacting total revenue	66	72	70	67	65	138	138
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$938	$947	$930	$927	$953	$1,885	$1,852

Pre-tax operating margin (a)	26%	26%	24%	24%	16%	26%	21%
Pre-tax operating margin, excluding amortization of intangible assets, money market fee waivers, the charge related to investment management funds, net of incentives and net of distribution and servicing expense – Non-GAAP (a)	34%	34%	32%	33%	36%	34%	35%

(a)	Income before taxes divided by total revenue.

56 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2014-09 - Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on Jan. 1, 2018 with early adoption permitted no earlier than Jan. 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Proposed Accounting Standards

Proposed ASU - Improvements to Employee Share-Based Payment Accounting

In June 2015, the FASB issued a proposed ASU, “Improvements to Employee Share-Based Payment Accounting.” This proposed ASU would simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Comments are due on this proposed ASU by Aug. 14, 2015. The effective date and whether to permit early adoption will be determined after considering stakeholder feedback.

Proposed ASU - Simplifying the Equity Method of Accounting

In June 2015, the FASB issued a proposed ASU, “Simplifying the Equity Method of Accounting.” This proposed ASU would eliminate the requirement to account for the difference between the cost of an investment and the investor’s proportionate share of the net assets of the investee (the basis difference), and also eliminates the requirement to retrospectively apply the equity method when an increase in ownership interest in the investee prompts a change from the cost method to the equity method. Comments were due on this proposed ASU by Aug. 4, 2015. The effective date and whether to permit early adoption will be determined after considering stakeholder feedback.

Proposed ASU - Leases

In May 2013, the FASB and the IASB issued a revised proposed ASU on leases. The proposed ASU introduces new accounting models for both lessees and lessors, primarily to address concerns related to off-balance-sheet financing arrangements available to lessees under current guidance. The proposal would require lessees to account for all leases on the balance sheet, except for certain short-term leases that have a maximum possible lease term of 12 months or less, including any options to renew. A lessee would recognize on its balance sheet (1) an asset for its right to use the underlying asset over the lease term and (2) a liability representing its obligation to make lease payments over the lease term. The income statement impact for lessees would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. The proposed ASU also introduces new accounting guidance for lessors. Lessors would account for leases under either the new receivable-and-residual approach or an approach similar to current operating-lease accounting. The appropriate approach to use would depend on the nature of the underlying asset - that is, whether the underlying asset is property or an asset other than property - and the terms and conditions of the lease. If finalized, the proposed ASU would converge the most significant aspects of the FASB’s and IASB’s accounting for lease contracts. In February 2015, FASB decided to require a modified retrospective method of adoption. A final standard is estimated to be issued in the fourth quarter of 2015. An effective date is not expected before 2018.

Proposed ASU - Financial Instruments - Credit Losses

In December 2012, the FASB issued a proposed ASU, “Financial Instruments-Credit Losses.” This proposed ASU would result in a single model to account for credit losses on financial assets. The proposal would remove the probable threshold for recognizing credit losses and require a current

BNY Mellon 57

estimate of the expected contractual cash flows an entity does not expect to collect on financial assets that are not measured at fair value through the income statement. The proposal would also change current practice for recognizing OTTI and interest income on debt securities. In addition, the proposal would result in the recognition of an allowance for credit losses for nearly all types of debt instruments. The proposal would expand the credit quality disclosures to require information about changes in the factors that influence estimates of credit losses and the reasons for those changes. The FASB has decided on a current expected credit loss model for financial assets measured at amortized cost. Currently, the FASB is re-deliberating based on comments received. A final standard is estimated to be issued in the fourth quarter of 2015. An effective date has not been determined.

Proposed ASU - Recognition and Measurement of Financial Assets and Financial Liabilities

In February 2013, the FASB issued a proposed ASU, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This proposed ASU would affect entities that hold financial assets and liabilities and would change the methodology related to recognition, classification, measurement and presentation of financial instruments. The scope of the proposed ASU would exclude instruments classified in shareholders’ equity, share-based arrangements, pension plans, leases, guarantees and derivative instruments accounted for under ASC 815, Derivatives and Hedging. Financial assets would be classified and measured based on the instrument’s cash flow characteristics and an entity’s business model for managing the instrument. Financial liabilities would generally be measured initially at their transaction price. The proposal includes three principal classification and measurement categories: (1) fair value for which all changes in fair value are recognized in net income; (2) fair value with qualifying changes in fair value recognized in other comprehensive income; and (3) amortized cost. This proposed ASU requires financial assets and liabilities to be presented separately on the balance sheet by measurement category. In addition, the fair value of financial assets and liabilities accounted for under amortized cost would be presented parenthetically on the balance sheet. The FASB is currently re-deliberating based on the comments received and is expected to issue a final standard in the fourth quarter of 2015. An effective date is not expected before 2017.

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2014 Annual Report and “Recent regulatory developments” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Liquidity Coverage Ratio

The Basel III framework requires banking organizations to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the LCR, is designed to ensure that certain banking organizations, including the Parent, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon. Since Jan. 1, 2015, covered companies, including BNY Mellon

58 BNY Mellon

and our domestic bank subsidiaries, have been required to meet an LCR of 80%. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time we will be required to meet an LCR of 100%. In addition, the Final LCR Rule provided a transition period for compliance with the daily LCR calculation requirement. During this transition period, monthly calculation of the LCR was permitted. This transition period ended on June 30, 2015 and, beginning July 1, 2015, we have been required to calculate the LCR on a daily basis.

As of June 30, 2015, based on our current interpretation of the Final LCR Rule, we believe that we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. For additional information on HQLA and the LCR, see “Liquidity and Dividends” beginning on page 37.

Capital Planning and Stress Testing

BNY Mellon’s capital distributions are subject to supervision and regulation by the Federal Reserve. The Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Tests (“DFAST”) are a major component of the Federal Reserve’s oversight.

On July 17, 2015, the Federal Reserve proposed a rule to modify aspects of its CCAR and DFAST regulations. Among other proposed changes, this proposed rule would:

•	Remove the requirement to calculate a Basel I-based 5% Tier 1 common ratio;

•	Delay, for purposes of the DFAST and CCAR, implementation of the SLR as a quantitative measure until the 2017 stress-testing cycle; and

•	Indefinitely defer the use of the U.S. capital rules’ Advanced Approaches risk-weighted asset framework in CCAR and DFAST.

Comments on the proposal must be received by Sept. 24, 2015.

G-SIB Framework

On July 20, 2015, the Federal Reserve published final rules to implement the G-SIB surcharge (the “Final U.S. G-SIB Rule”). The Final U.S. G-SIB Rule is largely consistent with the Proposed U.S. G-SIB

Rule, although it did change aspects of the Proposed G-SIB Rule. These changes included lowering the maximum weights for wholesale deposits from non-financial clients from 50% to 25%. In addition, the Final U.S. G-SIB Rule reduced the maximum weight for other types of unsecured short-term wholesale funding from 100% to 75%. The Final G-SIB Rule does not add the G-SIB surcharge to post-stress minimum risk-based capital ratios for purposes of DFAST or CCAR.

The Final U.S. G-SIB Rule results in higher surcharges for certain U.S. G-SIBs than would the Basel G-SIB framework. BNY Mellon could be subject to a surcharge that is greater than the prior estimate of 1.0% under the Basel G-SIB framework and the estimate of 1.0% under the Final U.S. G-SIB Rule release.

Volcker Rule

The Dodd-Frank Act imposed broad prohibitions and restrictions on proprietary trading and investments in or sponsorship of hedge funds and private equity funds by banking organizations and their affiliates, commonly referred to as the “Volcker Rule.”

On Dec. 10, 2013, final rules to implement the Volcker Rule were adopted. These regulations generally provided banks, including BNY Mellon, and affiliates, with a period for conforming their covered activities and investments with the final Volcker Rule regulations. This conformance period expired on July 21, 2015. Investments in and relationships with covered funds and foreign funds that were in place prior to Dec. 31, 2013 remain subject to a conformance period that runs until July 21, 2016. The Federal Reserve has stated that it intends to act in 2015 to grant an additional one-year extension of this conformance period until July 21, 2017.

Interest Rate in the Banking Book

On June 8, 2015, the Basel Committee on Banking Supervision (“BCBS”) issued a consultative document on the risk management, capital treatment, and supervision of interest rate risk in the banking book (“IRRBB”). This IRRBB proposal expands upon and is intended to replace the BCBS’s 2004 Principles for the Management and Supervision of Interest Rate Risk. The proposal presents two options for the capital treatment of IRRBB: (1) a uniform,

BNY Mellon 59

Pillar 1 measure for calculating minimum capital requirements, and (2) a Pillar 2 approach that includes quantitative calculation and disclosure of IRRBB using the proposed Pillar 1 approach. Historically, IRRBB has been supervised under a Pillar 2 approach. BNY Mellon is assessing the potential impact of the proposal on regulatory capital and IRRBB management. The BCBS has not yet proposed an implementation timeline.

EU Bank Recovery and Resolution Directive

The EU Bank Recovery and Resolution Directive (“BRRD”) became effective on Jan. 1, 2015. Under the BRRD, institutions must maintain a minimum requirement for its own funds and eligible liabilities (“MREL”) to allow authorities to use bail-in or other resolution tools. On July 3, 2015, the European Banking Authority (“EBA”) issued final draft Regulatory Technical Standards (“RTS”) on the criteria to determine MREL. The Single Resolution Board (“SRB”), as resolution authority, will set MREL on a case-by-case basis for Banking Union institutions, which will include, among other entities, The Bank of New York Mellon SA/NV, our Belgian bank. In addition, the Bank of England, as resolution authority, will set MREL on a case-by-case basis for UK institutions, which will include BNY Mellon (International) Limited, our UK-regulated bank. The EBA RTS allows resolution authorities to set a four-year transition period beginning Jan. 1, 2016. The EBA expects these RTS to be broadly compatible with the Financial Stability Board’s term sheet for Total Loss Absorbing Capacity for G-SIBs, which is a view shared by the Bank of England.

Recovery and Resolution Planning

In January 2014, the Federal Reserve issued heightened supervisory expectations for recovery and resolution preparedness. The expectations apply to eight domestic bank holding companies designated by the Federal Reserve, including BNY Mellon, and cover the following five topics: collateral management; payment, clearing and settlement activities; liquidity and funding; management information systems; and shared and outsourced services.

BNY Mellon and The Bank of New York Mellon each file annual complementary resolution plans providing for their rapid and orderly resolution in the event of material financial distress or failure. We have been submitting our resolution plans in conformity with both rules since 2012. BNY Mellon and The Bank of New York Mellon filed their 2015 Resolution Plans with the Federal Reserve and the FDIC on July 1, 2015. The public portions of our resolution plan are available on the FDIC’s website.

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

60 BNY Mellon

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fee and other revenue
Investment services fees:
Asset servicing	$1,060	$1,038	$1,022	$2,098	$2,031
Clearing services	347	344	326	691	651
Issuer services	234	232	231	466	460
Treasury services	144	137	141	281	277
Total investment services fees	1,785	1,751	1,720	3,536	3,419
Investment management and performance fees (a)	878	867	883	1,745	1,726
Foreign exchange and other trading revenue	187	229	130	416	266
Financing-related fees	58	40	44	98	82
Distribution and servicing	39	41	43	80	86
Investment and other income (a)	104	60	142	164	244
Total fee revenue (a)	3,051	2,988	2,962	6,039	5,823
Net securities gains — including other-than-temporary impairment	17	26	18	43	41
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	1	2	—	3	1
Net securities gains	16	24	18	40	40
Total fee and other revenue (a)	3,067	3,012	2,980	6,079	5,863
Operations of consolidated investment management funds
Investment income (a)	46	56	141	102	279
Interest of investment management fund note holders (a)	6	4	95	10	197
Income from consolidated investment management funds (a)	40	52	46	92	82
Net interest revenue
Interest revenue	847	807	811	1,654	1,623
Interest expense	68	79	92	147	176
Net interest revenue	779	728	719	1,507	1,447
Provision for credit losses	(6)	2	(12)	(4)	(30)
Net interest revenue after provision for credit losses	785	726	731	1,511	1,477
Noninterest expense
Staff	1,434	1,485	1,439	2,919	2,950
Professional, legal and other purchased services	299	302	314	601	626
Software	158	158	154	316	306
Net occupancy	149	151	152	300	306
Distribution and servicing	96	98	112	194	219
Sub-custodian	75	70	81	145	149
Furniture and equipment	70	70	82	140	167
Business development	72	61	68	133	132
Other	250	242	347	492	570
Amortization of intangible assets	65	66	75	131	150
Merger and integration, litigation and restructuring charges	59	(3)	122	56	110
Total noninterest expense	2,727	2,700	2,946	5,427	5,685
Income
Income before income taxes (a)	1,165	1,090	811	2,255	1,737
Provision for income taxes	276	280	217	556	449
Net income (a)	889	810	594	1,699	1,288
Net (income) attributable to noncontrolling interests (includes $(37), $(31), $(17), $(68) and $(37) related to consolidated investment management funds, respectively) (a)	(36)	(31)	(17)	(67)	(37)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	853	779	577	1,632	1,251
Preferred stock dividends	(23)	(13)	(23)	(36)	(36)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$830	$766	$554	$1,596	$1,215

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

BNY Mellon 61

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation (in millions)	Quarter ended			Year-to-date
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$830	$766	$554	$1,596	$1,215
Less: Earnings allocated to participating securities	9	12	10	24	23
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$821	$754	$544	$1,572	$1,192

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Year-to-date
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic	1,113,790	1,118,602	1,133,556	1,116,183	1,136,086
Common stock equivalents	16,718	18,667	18,198	17,771	18,588
Less: Participating securities	(8,373)	(10,963)	(11,954)	(9,800)	(12,726)
Diluted	1,122,135	1,126,306	1,139,800	1,124,154	1,141,948

Anti-dilutive securities (a)	26,061	37,517	45,784	30,007	47,089

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended			Year-to-date
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic	$0.74	$0.67	$0.48	$1.41	$1.05
Diluted	$0.73	$0.67	$0.48	$1.40	$1.04

(a)
Represents stock options, restricted stock, restricted stock units and participating securities outstanding but not included in the computation of diluted average common shares because their effect would be anti-dilutive.

(b)
Basic and diluted earnings per share under the two-class method are determined on the net income applicable to common shareholders of The Bank of New York Mellon Corporation reported on the income statement less earnings allocated to participating securities.

See accompanying Notes to Consolidated Financial Statements.

62 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (a)	$889	$810	$594	$1,699	$1,288
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	329	(601)	77	(272)	114
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	(358)	134	210	(224)	372
Reclassification adjustment	(10)	(15)	(14)	(25)	(27)
Total unrealized gain (loss) on assets available-for-sale	(368)	119	196	(249)	345
Defined benefit plans:
Prior service cost arising during the period	—	—	—	—	—
Net (loss) arising during the period	—	(109)	—	(109)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	21	5	17	26	36
Total defined benefit plans	21	(104)	17	(83)	36
Net unrealized gain (loss) on cash flow hedges	9	(1)	(2)	8	(1)
Total other comprehensive income (loss), net of tax (b)	(9)	(587)	288	(596)	494
Net (income) attributable to noncontrolling interests (a)	(36)	(31)	(17)	(67)	(37)
Other comprehensive (income) loss attributable to noncontrolling interests	(34)	39	(1)	5	(4)
Net comprehensive income	$810	$231	$864	$1,041	$1,741

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

(b)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(43) million for the quarter ended June 30, 2015, $(548) million for the quarter ended March 31, 2015, $287 million for the quarter ended June 30, 2014, $(591) million for the six months ended June 30, 2015 and $490 million for the six months ended June 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	June 30, 2015	Dec. 31, 2014
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$8,353	$6,970
Interest-bearing deposits with the Federal Reserve and other central banks	103,137	96,682
Interest-bearing deposits with banks	19,179	19,495
Federal funds sold and securities purchased under resale agreements	23,930	20,302
Securities:
Held-to-maturity (fair value of $43,438 and $21,127)	43,426	20,933
Available-for-sale	79,608	98,330
Total securities	123,034	119,263
Trading assets	7,568	9,881
Loans (includes $264 and $21, at fair value)	63,138	59,132
Allowance for loan losses	(183)	(191)
Net loans	62,955	58,941
Premises and equipment	1,412	1,394
Accrued interest receivable	574	607
Goodwill	17,807	17,869
Intangible assets	4,000	4,127
Other assets (includes $1,141 and $1,916, at fair value)	21,074	20,490
Subtotal assets of operations	393,023	376,021
Assets of consolidated investment management funds, at fair value:
Trading assets	2,012	8,678
Other assets	219	604
Subtotal assets of consolidated investment management funds, at fair value	2,231	9,282
Total assets	$395,254	$385,303
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$114,810	$104,240
Interest-bearing deposits in U.S. offices	58,312	53,236
Interest-bearing deposits in Non-U.S. offices	111,308	108,393
Total deposits	284,430	265,869
Federal funds purchased and securities sold under repurchase agreements	10,020	11,469
Trading liabilities	5,418	7,434
Payables to customers and broker-dealers	22,050	21,181
Commercial paper	—	—
Other borrowed funds	706	786
Accrued taxes and other expenses	6,522	6,903
Other liabilities (including allowance for lending-related commitments of $95 and $89, also includes $329 and $451, at fair value)	5,427	5,025
Long-term debt (includes $351 and $347, at fair value)	20,375	20,264
Subtotal liabilities of operations	354,948	338,931
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	770	7,660
Other liabilities	112	9
Subtotal liabilities of consolidated investment management funds, at fair value	882	7,669
Total liabilities	355,830	346,600
Temporary equity
Redeemable noncontrolling interests	244	229
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 25,826 and 15,826 shares	2,552	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,308,181,033 and 1,290,222,821 shares	13	13
Additional paid-in capital	25,078	24,626
Retained earnings	18,895	17,683
Accumulated other comprehensive loss, net of tax	(2,225)	(1,634)
Less: Treasury stock of 201,663,375 and 171,995,262 common shares, at cost	(6,043)	(4,809)
Total The Bank of New York Mellon Corporation shareholders’ equity	38,270	37,441
Nonredeemable noncontrolling interests of consolidated investment management funds	910	1,033
Total permanent equity	39,180	38,474
Total liabilities, temporary equity and permanent equity	$395,254	$385,303

See accompanying Notes to Consolidated Financial Statements.

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Six months ended June 30,
(in millions)	2015	2014
Operating activities
Net income (a)	$1,699	$1,288
Net (income) attributable to noncontrolling interests (a)	(67)	(37)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	1,632	1,251
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(4)	(30)
Pension plan contributions	(25)	(25)
Depreciation and amortization	708	646
Deferred tax (benefit)	(13)	(101)
Net securities (gains) and venture capital (income)	(40)	(43)
Change in trading activities	295	1,027
Change in accruals and other, net	81	(340)
Net cash provided by operating activities	2,634	2,385
Investing activities
Change in interest-bearing deposits with banks	470	(6,376)
Change in interest-bearing deposits with the Federal Reserve and other central banks	(6,455)	(1,298)
Purchases of securities held-to-maturity	(12,813)	(457)
Paydowns of securities held-to-maturity	1,499	880
Maturities of securities held-to-maturity	306	93
Purchases of securities available-for-sale	(21,009)	(32,071)
Sales of securities available-for-sale	14,684	20,806
Paydowns of securities available-for-sale	4,245	3,480
Maturities of securities available-for-sale	7,982	2,584
Net change in loans	(4,020)	(7,743)
Sales of loans and other real estate	316	222
Change in federal funds sold and securities purchased under resale agreements	(3,628)	(5,901)
Change in seed capital investments	237	(205)
Purchases of premises and equipment/capitalized software	(312)	(380)
Proceeds from the sale of premises and equipment	13	—
Acquisitions, net of cash	(9)	(25)
Dispositions, net of cash	—	64
Other, net	444	9
Net cash (used for) investing activities	(18,050)	(26,318)
Financing activities
Change in deposits	17,721	21,238
Change in federal funds purchased and securities sold under repurchase agreements	(1,449)	653
Change in payables to customers and broker-dealers	869	1,535
Change in other borrowed funds	(124)	892
Change in commercial paper	—	(69)
Net proceeds from the issuance of long-term debt	2,792	2,691
Repayments of long-term debt	(2,659)	(2,321)
Proceeds from the exercise of stock options	206	136
Issuance of common stock	13	13
Issuance of preferred stock	990	—
Treasury stock acquired	(1,234)	(806)
Common cash dividends paid	(383)	(370)
Preferred cash dividends paid	(36)	(36)
Other, net	123	79
Net cash provided by financing activities	16,829	23,635
Effect of exchange rate changes on cash	(30)	11
Change in cash and due from banks
Change in cash and due from banks	1,383	(287)
Cash and due from banks at beginning of period	6,970	6,460
Cash and due from banks at end of period	$8,353	$6,173
Supplemental disclosures
Interest paid	$159	$169
Income taxes paid	648	268
Income taxes refunded	892	141

(a)
The first quarter of 2015 was restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Treasury stock
Balance at Dec. 31, 2014	$1,562	$13	$24,626	$17,683	$(1,634)	$(4,809)	$1,033	$38,474	(a)	$229
Adjustment for the cumulative effect of applying ASU 2015-02 for the consolidation of a legal entity	—	—	—	—	—	—	602	602		—
Adjustment for the cumulative effect of applying ASU 2015-02 for the deconsolidation of a legal entity	—	—	—	—	—	—	(866)	(866)		—
Adjusted balance at Jan. 1, 2015	1,562	13	24,626	17,683	(1,634)	(4,809)	769	38,210		229
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		27
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(48)
Other net changes in noncontrolling interests	—	—	(30)	—	—	—	81	51		34
Net income	—	—	—	1,632	—	—	68	1,700		(1)
Other comprehensive income (loss)	—	—	—	—	(591)	—	(8)	(599)		3
Dividends:
Common stock at $0.34 per share	—	—	—	(384)	—	—	—	(384)		—
Preferred stock	—	—	—	(36)	—	—	—	(36)		—
Repurchase of common stock	—	—	—	—	—	(1,234)	—	(1,234)		—
Common stock issued under:
Employee benefit plans	—	—	12	—	—	—	—	12		—
Direct stock purchase and dividend reinvestment plan	—	—	10	—	—	—	—	10		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	460	—	—	—	—	460		—
Balance at June 30, 2015	$2,552	$13	$25,078	$18,895	$(2,225)	$(6,043)	$910	$39,180	(a)	$244

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,879 million at Dec. 31, 2014 and $35,718 million at June 30, 2015.

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

Note 2 - Accounting changes and new accounting guidance

ASU - 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02 “Amendments to the Consolidation Analysis,” an amendment to ASC 810, Consolidation.

This ASU eliminated the indefinite deferral of ASU 2010-10 “Amendments for Certain Investment Funds” for asset management funds with characteristics of an investment company and also eliminated the presumption that a general partner should consolidate a limited partnership. Entities that comply with or operate in accordance with the requirements that are similar to those of Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds are excluded from the scope of the ASU. This ASU also changed the consolidation analysis, particularly when a reporting entity has fee arrangements that meet certain requirements and for related party relationships.

The ASU is effective Jan. 1, 2016, with early adoption permitted during an interim period in fiscal year 2015.

In the second quarter of 2015, we elected to early adopt the new accounting guidance retrospectively to Jan. 1, 2015. As a result we restated the first quarter 2015 financial statements.

BNY Mellon 67

Notes to Consolidated Financial Statements (continued)

The table below presents the impact of this new accounting guidance on our previously reported income statement.

Income statement for the quarter ended March 31, 2015 (unaudited)	As previously reported	Adjustments	As revised
(in millions, except per share amounts)
Fee and other revenue
Investment management and performance fees	$854	$13	$867
Investment and other income	63	(3)	60
Total fee revenue	2,978	10	2,988
Total fee and other revenue	3,002	10	3,012
Operations of consolidated investment management funds
Investment income	189	(133)	56
Interest of investment management fund note holders	68	(64)	4
Income from consolidated investment management funds	121	(69)	52
Income
Income before income taxes	1,149	(59)	1,090
Net income	869	(59)	810
Net (income) attributable to noncontrolling interests	(90)	59	(31)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	766	—	766
Diluted earnings per share	0.67	—	0.67

The table below presents the impact of this new accounting guidance on our previously reported balance sheet.

Balance sheet at March 31, 2015 (unaudited)	As previously reported	Adjustments	As revised
(in millions)
Assets
Other assets	$22,315	$(7)	$22,308
Subtotal assets of operations	390,663	(7)	390,656
Assets of consolidated investment management funds, at fair value:
Trading assets	7,852	(6,356)	1,496
Other assets	573	(388)	185
Subtotal assets of consolidated investment management funds, at fair value	8,425	(6,744)	1,681
Total assets	399,088	(6,751)	392,337
Liabilities and Equity
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	6,584	(6,320)	264
Other liabilities	36	70	106
Subtotal liabilities of consolidated investment management funds, at fair value	6,620	(6,250)	370
Total liabilities	360,208	(6,250)	353,958
Nonredeemable noncontrolling interests of consolidated investment management funds	1,337	(501)	836
Total permanent equity	38,665	(501)	38,164
Total liabilities, temporary equity and permanent equity	399,088	(6,751)	392,337

Adoption of the ASU resulted in a net decrease in consolidated total assets on our balance sheet at Jan. 1, 2015 of $7.7 billion, a decrease of approximately 2%.

The adoption of this ASU does not change the economic risks related to our businesses and therefore, our computation of economic capital did not change.

When evaluating an entity for possible consolidation, the Company must determine whether or not it has a variable interest in the entity. Variable interests are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. BNY Mellon’s variable interests may include its decision maker or service provider fees, its direct and indirect investments and investments made by related parties, including related parties under common control. If it is determined that BNY Mellon does not have a variable interest in the entity, no further analysis is required and BNY Mellon does not consolidate the entity.

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

If BNY Mellon holds a variable interest in the entity an analysis must be performed to determine if the entity is a VIE or a voting model entity (“VME”).

We consider the underlying facts and circumstances of individual entities when assessing whether or not an entity is a VIE. An entity is determined to be a VIE if the equity investors:

• do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support; or
• lack one or more of the following characteristics of a controlling financial interest:
• the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance.
• the obligation to absorb the expected losses of the entity.
• the right to receive the expected residual returns of the entity.

BNY Mellon is required to consolidate a VIE if it is determined to have a controlling financial interest in the entity and therefore is deemed to be the primary beneficiary of the VIE. BNY Mellon is determined to have a controlling financial interest in a VIE when it has both 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to that VIE.

For entities that do not meet the definition of a VIE, the entity is considered a VME. For these entities, if the Company can exert control over the financial and operating policies of an investee, which can occur if it has a 50% or more voting interest in the entity, BNY Mellon consolidates the entity.

BNY Mellon’s VIEs generally include certain retail, institutional and alternative investment funds, including CLOs offered to its retail and institutional customers in which it acts as the fund’s investment manager. The funds are established to provide our clients access to investment vehicles with specific investment objectives and strategies that address the client’s investment needs. BNY Mellon earns investment management fees on these funds as well as performance fees in certain funds. We may also provide start-up capital for new funds. The VIEs are primarily financed by the customer’s investments in the funds’ equity or debt.

As of June 30, 2015, we had $2.2 billion in assets included in our consolidated financial statements related to investment management funds (VIEs and VMEs) we are required to consolidate. Approximately $2.0 billion of these assets are classified as trading assets while the remainder is classified as other assets. The net assets of any consolidated investment management fund are solely available to settle the liabilities of the entity and to settle any investors’ ownership liquidation requests, including any seed capital invested by BNY Mellon.

Additionally, BNY Mellon had $158 million included in its consolidated financial statements for non-consolidated VIE assets as of June 30, 2015 where we are not the primary beneficiary of the entity. These assets relate solely to seed capital or residual interests invested in the VIEs.

ASU - 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued an ASU, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. Entities investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. The fair value will be included in total to permit reconciliation of the fair value of investments with line items presented in the statement of financial position. The ASU is effective Jan. 1, 2016, with early adoption permitted during interim periods in fiscal year 2015. The Company adopted the ASU in the second quarter of 2015 and restated its disclosures for comparative periods in Note 15 “Fair value measurement”.

ASU - 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures

In June 2014, the FASB issued an ASU, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” which amends the accounting guidance for “repo-to-maturity” transactions and repurchase

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

agreements executed as repurchase financings. This ASU requires public entities to apply the accounting changes for the first interim or annual reporting period beginning after Dec. 15, 2014, and to comply with the enhanced disclosure requirements in the second quarter of 2015. The impact of adopting this ASU did not have a material impact on our results of operations. See Note 17 “Derivative instruments” for the related disclosure.

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first six months of 2015.

At June 30, 2015, we are potentially obligated to pay additional consideration that could amount to $4 million over the next 9 months for our acquired companies, based on contractual agreements. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

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

Dispositions in 2014

On April 23, 2014, BNY Mellon sold the subsidiary that conducted corporate trust business in Mexico that was part of our Investment Services business, for $65 million. As a result of this sale, we recorded an after-tax gain of $4 million. In addition, goodwill of $8 million and customer relationship intangible assets of $1 million were removed from the balance sheet as a result of this sale.

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at June 30, 2015 and Dec. 31, 2014.

Securities at June 30, 2015	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$12,968	$147	$48	$13,067
U.S. Government agencies	411	1	2	410
State and political subdivisions	4,471	77	21	4,527
Agency RMBS	23,622	308	290	23,640
Non-agency RMBS	870	35	23	882
Other RMBS	1,399	21	23	1,397
Commercial MBS	1,789	24	11	1,802
Agency commercial MBS	3,784	30	30	3,784
Asset-backed CLOs	2,241	6	2	2,245
Other asset-backed securities	3,347	5	4	3,348
Foreign covered bonds	2,666	60	1	2,725
Corporate bonds	1,784	33	15	1,802
Sovereign debt/sovereign guaranteed	14,852	187	74	14,965
Other debt securities	2,181	8	2	2,187
Equity securities	10	1	—	11
Money market funds	776	—	—	776
Non-agency RMBS (a)	1,626	420	6	2,040
Total securities available-for-sale (b)	$78,797	$1,363	$552	$79,608
Held-to-maturity:
U.S. Treasury	11,171	44	32	11,183
U.S. Government agencies	1,447	1	3	1,445
State and political subdivisions	21	1	1	21
Agency RMBS	26,361	180	163	26,378
Non-agency RMBS	137	7	2	142
Other RMBS	269	2	7	264
Commercial MBS	10	—	—	10
Agency commercial MBS	364	—	7	357
Sovereign debt/sovereign guaranteed	3,614	17	24	3,607
Other debt securities	32	—	1	31
Total securities held-to-maturity	$43,426	$252	$240	$43,438
Total securities	$122,223	$1,615	$792	$123,046

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $99 million and gross unrealized losses of $280 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

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

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
Realized gross gains	$18	$25	$20	$43	$50
Realized gross losses	(1)	—	—	(1)	(3)
Recognized gross impairments	(1)	(1)	(2)	(2)	(7)
Total net securities gains	$16	$24	$18	$40	$40

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities

At June 30, 2015, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $280 million of the unrealized losses at June 30, 2015 and $282 million at Dec. 31, 2014 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the estimated lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at June 30, 2015	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$2,472	$48	$—	$—	$2,472	$48
U.S. Government agencies	100	1	100	1	200	2
State and political subdivisions	249	2	255	19	504	21
Agency RMBS	3,825	17	1,629	273	5,454	290
Non-agency RMBS	185	1	349	22	534	23
Other RMBS	1	—	385	23	386	23
Commercial MBS	467	6	220	5	687	11
Agency commercial MBS	1,315	26	164	4	1,479	30
Asset-backed CLOs	907	2	25	—	932	2
Other asset-backed securities	1,151	2	427	2	1,578	4
Foreign covered bonds	338	1	—	—	338	1
Corporate bonds	360	8	187	7	547	15
Sovereign debt/sovereign guaranteed	4,184	74	99	—	4,283	74
Other debt securities	295	2	—	—	295	2
Non-agency RMBS (a)	47	2	35	4	82	6
Total securities available-for-sale (b)	$15,896	$192	$3,875	$360	$19,771	$552
Held-to-maturity:
U.S. Treasury	$4,731	$32	$198	$—	$4,929	$32
U.S. Government agencies	541	2	224	1	765	3
State and political subdivisions	4	1	—	—	4	1
Agency RMBS	14,807	133	2,324	30	17,131	163
Non-agency RMBS	44	—	31	2	75	2
Other RMBS	—	—	187	7	187	7
Agency commercial MBS	358	7	—	—	358	7
Sovereign debt/sovereign guaranteed	2,284	24	—	—	2,284	24
Other debt securities	32	1	—	—	32	1
Total securities held-to-maturity	$22,801	$200	$2,964	$40	$25,765	$240
Total temporarily impaired securities	$38,697	$392	$6,839	$400	$45,536	$792

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for 12 months or more of $280 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at June 30, 2015.

Maturity distribution and yield on investment securities at June 30, 2015	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,879	0.82%	$177	2.06%	$558	1.45%	$5,933	0.64%	$—	—%	$9,547
Over 1 through 5 years	5,609	1.37	133	1.56	2,346	2.58	12,627	0.94	—	—	20,715
Over 5 through 10 years	1,259	2.12	100	2.57	1,393	3.83	2,877	2.12	—	—	5,629
Over 10 years	3,320	3.11	—	—	230	1.69	242	1.43	—	—	3,792
Mortgage-backed securities	—	—	—	—	—	—	—	—	33,545	2.75	33,545
Asset-backed securities	—	—	—	—	—	—	—	—	5,593	1.12	5,593
Equity securities (b)	—	—	—	—	—	—	—	—	787	—	787
Total	$13,067	1.76%	$410	2.02%	$4,527	2.78%	$21,679	1.02%	$39,925	2.47%	$79,608
Securities held-to-maturity:
One year or less	$514	1.30%	$—	—%	$—	—%	$1,533	0.07%	$—	—%	$2,047
Over 1 through 5 years	8,096	1.04	1,447	1.40	1	7.12	1,419	0.60	—	—	10,963
Over 5 through 10 years	2,561	2.06	—	—	5	6.82	694	0.78	—	—	3,260
Over 10 years	—	—	—	—	15	5.34	—	—	—	—	15
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,141	2.73	27,141
Total	$11,171	1.28%	$1,447	1.40%	$21	5.80%	$3,646	0.41%	$27,141	2.73%	$43,426

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

BNY Mellon 73

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

The table below shows the projected weighted-average default rates and loss severities for the 2007, 2006 and late 2005 non-agency RMBS and the securities previously held in the Grantor Trust that we established in connection with the restructuring of our investment securities portfolio in 2009, at June 30, 2015 and Dec. 31, 2014.

Projected weighted-average default rates and loss severities
	June 30, 2015		Dec. 31, 2014
	Default rate	Severity	Default rate	Severity
Alt-A	33%	58%	38%	58%
Subprime	53%	72%	55%	74%
Prime	19%	41%	23%	42%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
U.S. Treasury	$11	$23	$1	$34	$11
Non-agency RMBS	(1)	(1)	(2)	(2)	(4)
Other	6	2	19	8	33
Total net securities gains	$16	$24	$18	$40	$40

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

Debt securities credit loss roll forward
(in millions)	2Q15	2Q14
Beginning balance as of March 31	$92	$106
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	2
Less: Realized losses for securities sold	2	1
Ending balance as of June 30	$91	$107

Debt securities credit loss roll forward	Year-to-date
(in millions)	2015	2014
Beginning balance as of Jan. 1	$93	$119
Add: Initial OTTI credit losses	—	2
Subsequent OTTI credit losses	1	5
Less: Realized losses for securities sold	3	19
Ending balance as of June 30	$91	$107

Pledged assets

At June 30, 2015, BNY Mellon had pledged assets of $101 billion, including $82 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at June 30, 2015 included $88 billion of securities, $7 billion of loans, $4 billion of interest-bearing deposits with banks and $2 billion of trading assets.

If there has been no borrowing at the Federal Reserve Discount Window, the Federal Reserve generally allows banks to freely move assets in and out of their

74 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

At June 30, 2015 and Dec. 31, 2014, pledged assets included $6 billion and $9 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At June 30, 2015 and Dec. 31, 2014, the market value of the securities received that can be sold or repledged was $55 billion and $47 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of June 30, 2015 and Dec. 31, 2014, the market value of securities collateral sold or repledged was $21 billion and $19 billion, respectively.

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at June 30, 2015 and Dec. 31, 2014.

Loans	June 30, 2015	Dec. 31, 2014
(in millions)
Domestic:
Financial institutions	$6,927	$5,603
Commercial	1,601	1,390
Wealth management loans and mortgages	12,129	11,095
Commercial real estate	3,381	2,524
Lease financings	1,077	1,282
Other residential mortgages	1,134	1,222
Overdrafts	1,013	1,348
Other	1,162	1,113
Margin loans	20,247	20,034
Total domestic	48,671	45,611
Foreign:
Financial institutions	8,974	7,716
Commercial	242	252
Wealth management loans and mortgages	91	89
Commercial real estate	69	6
Lease financings	870	889
Other (primarily overdrafts)	4,019	4,569
Margin loans	202	—
Total foreign	14,467	13,521
Total loans (a)	$63,138	$59,132

(a)	Net of unearned income of $733 million at June 30, 2015 and $866 million at Dec. 31, 2014 primarily on domestic and foreign lease financings.

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

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended June 30, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$65	$53	$33	$31	$21	$40	$—		$40	$283
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	1	—	—	1	—		—	2
Net (charge-offs) recoveries	—	—	1	—	—	—	—		—	1
Provision	10	5	(4)	(11)	1	(3)	—		(4)	(6)
Ending balance	$75	$58	$30	$20	$22	$37	$—		$36	$278
Allowance for:
Loan losses	$31	$36	$13	$20	$17	$37	$—		$29	$183
Lending-related commitments	44	22	17	—	5	—	—		7	95
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,601	$3,117	$6,927	$1,077	$12,121	$1,134	$22,422	(a)	$14,467	$62,866
Allowance for loan losses	31	36	13	20	16	37	—		29	182

(a)	Includes $1,013 million of domestic overdrafts, $20,247 million of margin loans and $1,162 million of other loans at June 30, 2015.

Allowance for credit losses activity for the quarter ended March 31, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$60	$50	$31	$32	$22	$41	$—		$44	$280
Charge-offs	—	—	—	—	—	—	—		—	—
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs) recoveries	—	—	—	—	—	1	—		—	1
Provision	5	3	2	(1)	(1)	(2)	—		(4)	2
Ending balance	$65	$53	$33	$31	$21	$40	$—		$40	$283
Allowance for:
Loan losses	$20	$31	$19	$31	$16	$40	$—		$33	$190
Lending-related commitments	45	22	14	—	5	—	—		7	93
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,686	$2,881	$5,665	$1,197	$11,539	$1,181	$22,079	(a)	$15,950	$62,178
Allowance for loan losses	20	31	19	31	15	40	—		33	189

(a)	Includes $1,513 million of domestic overdrafts, $19,459 million of margin loans and $1,107 million of other loans at March 31, 2015.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended June 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$79	$42	$48	$35	$23	$50	$—		$49	$326
Charge-offs	—	—	—	—	(1)	(1)	—		(2)	(4)
Recoveries	1	—	—	—	—	—	—		—	1
Net (charge-offs)	1	—	—	—	(1)	(1)	—		(2)	(3)
Provision	(6)	3	(5)	(2)	—	(2)	—		—	(12)
Ending balance	$74	$45	$43	$33	$22	$47	$—		$47	$311
Allowance for:
Loan losses	$17	$27	$8	$33	$16	$47	$—		$39	$187
Lending-related commitments	57	18	35	—	6	—	—		8	124
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$9	$—	$—		$5	$30
Allowance for loan losses	3	1	—	—	2	—	—		1	7
Collectively evaluated for impairment:
Loan balance	$1,531	$2,205	$5,761	$1,321	$10,310	$1,309	$20,275	(a)	$16,506	$59,218
Allowance for loan losses	14	26	8	33	14	47	—		38	180

(a)	Includes $1,748 million of domestic overdrafts, $17,685 million of margin loans and $842 million of other loans at June 30, 2014.

Allowance for credit losses activity for the six months ended June 30, 2015					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$60	$50	$31	$32	$22	$41	$—	$44	$280
Charge-offs	—	—	—	—	—	(1)	—	—	(1)
Recoveries	—	—	1	—	—	2	—	—	3
Net recoveries	—	—	1	—	—	1	—	—	2
Provision	15	8	(2)	(12)	—	(5)	—	(8)	(4)
Ending balance	$75	$58	$30	$20	$22	$37	$—	$36	$278

Allowance for credit losses activity for the six months ended June 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$83	$41	$49	$37	$24	$54	$—	$56	$344
Charge-offs	—	—	—	—	(1)	(2)	—	(2)	(5)
Recoveries	1	—	—	—	—	1	—	—	2
Net (charge-offs) recoveries	1	—	—	—	(1)	(1)	—	(2)	(3)
Provision	(10)	4	(6)	(4)	(1)	(6)	—	(7)	(30)
Ending balance	$74	$45	$43	$33	$22	$47	$—	$47	$311

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	June 30, 2015	Dec. 31, 2014

Nonperforming loans:
Other residential mortgages	$110	$112
Wealth management loans and mortgages	11	12
Commercial real estate	1	1
Total nonperforming loans	122	125
Other assets owned	5	3
Total nonperforming assets (a)	$127	$128

(a)
Loans of consolidated investment management funds are not part of BNY Mellon’s loan portfolio. Included in the loans of consolidated investment management funds are nonperforming loans of $53 million at Dec. 31, 2014. These loans are recorded at fair value and therefore do not impact the provision for credit losses and allowance for loan losses, and accordingly are excluded from the nonperforming assets table above. In the second quarter of 2015, BNY Mellon adopted the new accounting guidance included in ASU 2015-02, Consolidations. As a result, we deconsolidated substantially all of the loans of consolidated investment management funds retrospectively to Jan. 1, 2015. See Note 2 for additional information on the new accounting guidance.

At June 30, 2015, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	2Q15	1Q15	2Q14	YTD15	YTD14
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$1	$—	$1
Amount by which interest income would have increased if nonperforming loans at period end had been performing for the entire period	$1	$2	$2	$3	$4

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	June 30, 2015		March 31, 2015		June 30, 2014
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Wealth management loans and mortgages	$6	$—	$6	$—	$8	$—
Commercial	—	—	—	—	13	—
Commercial real estate	—	—	—	—	2	—
Foreign	—	—	—	—	6	—
Total impaired loans with an allowance	6	—	6	—	29	—
Impaired loans without an allowance:
Wealth management loans and mortgages	2	—	2	—	2	—
Commercial real estate	—	—	—	—	1	—
Total impaired loans without an allowance (a)	2	—	2	—	3	—
Total impaired loans	$8	$—	$8	$—	$32	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	June 30, 2015		June 30, 2014
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Wealth management loans and mortgages	$6	$—	$8	$—
Commercial	—	—	14	—
Commercial real estate	—	—	2	—
Foreign	—	—	6	—
Total impaired loans with an allowance	6	—	30	—
Impaired loans without an allowance:
Wealth management loans and mortgages	2	—	2	—
Commercial real estate	—	—	1	—
Total impaired loans without an allowance (a)	2	—	3	—
Total impaired loans	$8	$—	$33	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	June 30, 2015			Dec. 31, 2014
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Wealth management loans and mortgages	$6	$6	$1	$6	$6	$1
Commercial real estate	—	3	—	—	—	—
Total impaired loans with an allowance	6	9	1	6	6	1
Impaired loans without an allowance:
Wealth management loans and mortgages	2	2	N/A	2	2	N/A
Commercial real estate	—	—	N/A	1	3	N/A
Total impaired loans without an allowance (b)	2	2	N/A	3	5	N/A
Total impaired loans (c)	$8	$11	$1	$9	$11	$1

(a)	The allowance for impaired loans is included in the allowance for loan losses.

(b)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

(c)
Excludes an aggregate of less than $1 million of impaired loans in amounts individually less than $1 million at both June 30, 2015 and Dec. 31, 2014. The allowance for loan loss associated with these loans totaled less than $1 million at both June 30, 2015 and Dec. 31, 2014.

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	June 30, 2015				Dec. 31, 2014
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Commercial real estate	$69	$1	$—	$70	$79	$—	$—	$79
Wealth management loans and mortgages	21	5	—	26	45	—	1	46
Other residential mortgages	15	5	4	24	23	3	5	31
Total past due loans	$105	$11	$4	$120	$147	$3	$6	$156

BNY Mellon 79

Notes to Consolidated Financial Statements (continued)

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

The following table presents TDRs that occurred in the second quarter of 2015, first quarter of 2015 and second quarter of 2014.

TDRs	2Q15			1Q15			2Q14
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	20	$4	$5	19	$4	$4	28	$5	$6
Wealth management loans and mortgages	—	—	—	—	—	—	1	—	—
Total TDRs	20	$4	$5	19	$4	$4	29	$5	$6

Other residential mortgages

The modifications of the other residential mortgage loans in the second quarter of 2015, first quarter of 2015 and second quarter of 2014 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There was one residential mortgage loan that had been restructured in a TDR during the previous 12 months and has subsequently defaulted in the second quarter of 2015.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Investment grade	$1,581	$1,381	$2,390	$1,641	$14,141	$11,576
Non-investment grade	262	261	1,060	889	1,760	1,743
Total	$1,843	$1,642	$3,450	$2,530	$15,901	$13,319

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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

with ratings lower than this threshold are considered to be non-investment grade.

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	June 30, 2015	Dec. 31, 2014
Wealth management loans:
Investment grade	$6,146	$5,621
Non-investment grade	105	29
Wealth management mortgages	5,969	5,534
Total	$12,220	$11,184

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 60% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at June 30, 2015.

At June 30, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 20%; Massachusetts - 14%; Florida - 8%; and other - 36%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,134 million at June 30, 2015 and $1,222 million at Dec. 31, 2014. These loans are not typically correlated to external ratings. Included in this portfolio at June 30, 2015 are $323 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of June 30, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 17% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $4,979 million at June 30, 2015 and $5,882 million at Dec. 31, 2014. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $20,449 million of secured margin loans on our balance sheet at June 30, 2015 compared with $20,034 million at Dec. 31, 2014. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

Reverse repurchase agreements

Reverse repurchase agreements are transactions fully collateralized with high-quality liquid securities. These transactions carry minimal credit risk and therefore are not allocated an allowance for credit losses.

BNY Mellon 81

Notes to Consolidated Financial Statements (continued)

Note 6 - Goodwill and intangible assets

Impairment testing

Goodwill impairment testing is performed at least annually at the reporting unit level. Intangible assets not subject to amortization are tested annually for impairment or more often if events or circumstances indicate they may be impaired.

BNY Mellon’s three business segments include seven reporting units for which goodwill impairment testing is performed on an annual basis. In the second quarter of 2015, BNY Mellon conducted an annual goodwill impairment test on all seven reporting units. The estimated fair value of the seven reporting units exceeded the carrying value and no goodwill impairment was recognized.

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2014	$9,352	$8,467	$50	$17,869
Acquisitions	10	—	—	10
Foreign currency translation	(12)	(57)	—	(69)
Other (a)	$(3)	$—	$—	$(3)
Balance at June 30, 2015	$9,347	$8,410	$50	$17,807

Goodwill by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$9,473	$8,550	$50	$18,073
Acquisition/dispositions	—	39	—	39
Foreign currency translation	67	17	—	84
Balance at June 30, 2014	$9,540	$8,606	$50	$18,196

(a)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2014	$1,923	$1,355	$849	$4,127
Acquisitions	9	—	—	9
Amortization	(50)	(81)	—	(131)
Foreign currency translation	—	(5)	—	(5)
Balance at June 30, 2015	$1,882	$1,269	$849	$4,000

Intangible assets – net carrying amount by business (in millions)	Investment Management	Investment Services	Other	Consolidated
Balance at Dec. 31, 2013	$2,065	$1,538	$849	$4,452
Amortization	(62)	(88)	—	(150)
Foreign currency translation	12	—	—	12
Balance at June 30, 2014	$2,015	$1,450	$849	$4,314

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	June 30, 2015				Dec. 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$1,759	$(1,338)	$421	11 years	$464
Customer contracts—Investment Services	2,319	(1,428)	891	11 years	974
Other	77	(65)	12	3 years	14
Total subject to amortization	4,155	(2,831)	1,324	11 years	1,452
Not subject to amortization: (a)
Trade name	1,360	N/A	1,360	N/A	1,360
Customer relationships	1,316	N/A	1,316	N/A	1,315
Total not subject to amortization	2,676	N/A	2,676	N/A	2,675
Total intangible assets	$6,831	$(2,831)	$4,000	N/A	$4,127

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2015	$266
2016	241
2017	217
2018	182
2019	108

Note 7 - Other assets

Other assets	June 30,	Dec. 31,
(in millions)	2015	2014
Corporate/bank owned life insurance	$4,632	$4,598
Accounts receivable	4,029	4,166
Equity in joint venture and other investments (a)	3,182	3,287
Fails to deliver	1,787	1,351
Income taxes receivable	1,596	2,142
Software	1,348	1,332
Fair value of hedging derivatives	641	851
Prepaid pension assets	602	708
Prepaid expenses	478	451
Due from customers on acceptances	299	247
Other	2,480	1,357
Total other assets	$21,074	$20,490

(a)	Includes Federal Reserve Bank stock of $451 million and $447 million, respectively, at cost.

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

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV
	June 30, 2015				Dec. 31, 2014
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$146	$1	Daily-quarterly	0-180 days	$307	$—	Daily-quarterly	0-180 days
Private equity investments (b)(c)	28	59	N/A	N/A	35	45	N/A	N/A
Total	$174	$60			$342	$45

(a)	Other funds include various leveraged loans, structured credit funds and hedge funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

(c)
Includes investments and unfunded commitments related to SBICs, which are compliant with the Volcker Rule, of $28 million and $59 million, respectively, at June 30, 2015 and $18 million and $45 million, respectively, at Dec. 31, 2014.

N/A - Not applicable.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s CRA requirements. Our total investment in qualified affordable housing projects totaled $881 million at June 30, 2015 and $853 million at Dec. 31, 2014. Commitments to fund future investments in qualified affordable housing projects totaled $352 million at June 30, 2015 and $358 million at Dec. 31, 2014. A summary of the commitments to fund future investments is as follows: 2015—$79 million; 2016—$118 million; 2017—$82 million; 2018—$62 million; 2019—$1 million and 2020 and thereafter—$10 million.

Tax credits and other tax benefits recognized were $32 million in the second quarter of 2015, $31 million in the second quarter of 2014, $33 million in the first quarter of 2015, $65 million in the first six months of 2015 and $62 million in the first six months of 2014.

Amortization expense included in the provision for income taxes was $27 million in the second quarter of 2015, $22 million in the second quarter of 2014, $24 million in the first quarter of 2015, $51 million in the first six months of 2015 and $46 million in the first six months of 2014.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the Consolidated Income Statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest revenue
Non-margin loans	$179	$173	$176	$352	$345
Margin loans	51	50	44	101	86
Securities:
Taxable	468	439	383	907	788
Exempt from federal income taxes	21	22	27	43	54
Total securities	489	461	410	950	842
Deposits with banks	28	30	77	58	150
Deposits with the Federal Reserve and other central banks	43	45	55	88	101
Federal funds sold and securities purchased under resale agreements	36	30	19	66	36
Trading assets	21	18	30	39	63
Total interest revenue	847	807	811	1,654	1,623
Interest expense
Deposits	8	15	24	23	46
Federal funds purchased and securities sold under repurchase agreements	(1)	(3)	(3)	(4)	(7)
Trading liabilities	3	2	7	5	15
Other borrowed funds	3	2	2	5	3
Commercial paper	1	—	—	1	—
Customer payables	2	2	2	4	4
Long-term debt	52	61	60	113	115
Total interest expense	68	79	92	147	176
Net interest revenue	$779	$728	$719	$1,507	$1,447

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)				Quarter ended
	June 30, 2015			March 31, 2015			June 30, 2014
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$15	$8	$1	$15	$8	$1	$14	$9	$1
Interest cost	42	10	2	43	10	2	45	11	3
Expected return on assets	(83)	(13)	(2)	(83)	(13)	(2)	(79)	(15)	(2)
Curtailment (gain)	—	—	—	(30)	—	—	—	—	—
Other	26	6	—	31	6	—	30	4	—
Net periodic benefit cost (credit)	$—	$11	$1	$(24)	$11	$1	$10	$9	$2

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost (credit)			Year-to-date
	June 30, 2015			June 30, 2014
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$30	$16	$2	$28	$18	$2
Interest cost	85	20	4	90	22	6
Expected return on assets	(166)	(26)	(4)	(158)	(30)	(4)
Curtailment (gain)	(30)	—	—	—	—	—
Other	57	12	—	58	8	—
Net periodic benefit cost (credit)	$(24)	$22	$2	$18	$18	$4

Note 10 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges on the income statement. Restructuring charges recorded in 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan. In the second quarter of 2015, we recorded total restructuring charges of $8 million primarily related to severance.

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology, and operations. The initial restructuring charge consisted of $125 million of severance costs. In the second quarter of 2015, we recorded total restructuring charges of $8 million primarily related to severance. The following table presents the activity in the reserve through June 30, 2015.

Streamlining actions 2014 – restructuring reserve activity
(in millions)	Total
Original restructuring charge	$125
Net additional charges	57
Utilization	(117)
Balance at March 31, 2015	$65
Net additional charges	8
Utilization	(24)
Balance at June 30, 2015	$49

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions 2014 – restructuring charge by business			Total charges since inception
(in millions)	2Q15	1Q15
Investment Management	$5	$—	$28
Investment Services	(1)	2	84
Other segment (including Business Partners)	4	(4)	78
Total restructuring charge (recovery)	$8	$(2)	$190

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge consisted of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. There were no additional net charges/(recoveries) recorded in the second quarter of 2015 related to this program. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through June 30, 2015.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	91	(57)	34
Utilization	(147)	28	(119)
Balance at March 31, 2015	22	—	22
Net additional charges	—	—	—
Utilization	(2)	—	(2)
Balance at June 30, 2015	$20	$—	$20

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	2Q15	1Q15
Investment Management	$—	$—	$51
Investment Services	—	—	84
Other segment (including Business Partners)	—	(2)	6
Total restructuring charge (recovery)	$—	$(2)	$141

Note 11 - Income taxes

BNY Mellon recorded an income tax provision of $276 million (23.7% effective tax rate) in the second quarter of 2015 and $217 million (26.7% effective tax rate) in the second quarter of 2014. The effective tax rates primarily reflect tax benefits from foreign operations, tax-exempt income and are also impacted by the income statement presentation of consolidated investment management funds.

Our total tax reserves as of June 30, 2015 were $665 million compared with $673 million at March 31, 2015. If these tax reserves were unnecessary, $665 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at June 30, 2015 is accrued interest, where applicable, of $200 million. The additional tax expense related to interest for the six months ended June 30, 2015 was $2 million compared with an additional tax benefit of $1 million for the six months ended June 30, 2014.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by an amount up to $110 million as a result of adjustments related to tax years that are still subject to examination.

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

The U.S. Tax Court ruling was finalized on Feb. 20, 2014. On March 5, 2014, BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 25, 2014, the government filed its response to our appeal. The appeal was argued on May 18, 2015. In addition to requesting that the denial of foreign tax credits be upheld, the government also requested a reversal of the interest deduction allowed by the Tax Court in the amended decision. If the interest deduction is ultimately disallowed, further income tax expense of approximately $100 million may be required. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

Our federal income tax returns are closed to examination through 2010. Our New York State and New York City income tax returns are closed to examination through 2010. Our UK income tax returns are closed to examination through 2012.

Note 12 - Securitizations and variable interest entities

BNY Mellon’s VIEs generally include retail, institutional and alternative investment funds, including collateralized loan obligation structures in which we provide asset management services. The funds are offered to our retail and institutional clients to provide them with access to investment vehicles with specific investment objectives and strategies that address the client’s investment needs.

BNY Mellon earns management fees from these funds as well as performance fees in certain funds and may also provide start-up capital for its new funds. The VIEs are primarily financed by our

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

customer’s investments in the funds’ equity or debt. These VIEs are included in the scope of ASU 2015-02 and are reviewed for consolidation based on the guidance in ASC 810.
We reconsider and reassess whether or not we are the primary beneficiary of a VIE when governing documents or contractual arrangements are changed which would reallocate the obligation to absorb expected losses or receive expected residual returns between BNY Mellon and the other investors, when BNY Mellon disposes of its variable interests in the fund or when additional variable interests are issued to other investors and when we acquire additional variable interests in the VIE.
The following tables present the incremental assets and liabilities included in BNY Mellon’s consolidated financial statements, after applying intercompany eliminations, as of June 30, 2015 based on the assessments performed in accordance with ASC 810, as amended by ASU 2015-02, and as of Dec. 31, 2014 based on the assessments performed in accordance with ASC 810, prior to the adoption of ASU 2015-02. The net assets of any consolidated VIE are solely available to settle the liabilities of the VIE and to settle any investors’ ownership liquidation requests, including any seed capital invested in the VIE by BNY Mellon.

Investments consolidated under ASC 810 as amended by ASU 2015-02 at June 30, 2015
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	2,012		—	2,012
Other assets	219		—	219
Total assets	$2,231	(a)	$400	$2,631
Trading liabilities	$770		$—	$770
Other liabilities	112		351	463
Total liabilities	$882	(a)	$351	$1,233
Nonredeemable noncontrolling interests	$910	(a)	$—	$910

(a)	Includes VMEs with assets of $109 million, liabilities of $2 million and nonredeemable noncontrolling interests of $1 million.

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2014
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$414	$414
Trading assets	8,678		—	8,678
Other assets	604		—	604
Total assets	$9,282	(a)	$414	$9,696
Trading liabilities	$7,660		$—	$7,660
Other liabilities	9		363	372
Total liabilities	$7,669	(a)	$363	$8,032
Nonredeemable noncontrolling interests	$1,033	(a)	$—	$1,033

(a)	Includes VMEs with assets of $855 million, liabilities of $148 million and nonredeemable noncontrolling interests of $544 million.

BNY Mellon is not contractually required to provide financial or any other support to any of our VIEs. Additionally, creditors of any consolidated VIEs do not have any recourse to the general credit of BNY Mellon.

Non-consolidated VIEs

As of June 30, 2015 and Dec. 31, 2014, the following assets related to the VIEs where BNY Mellon is not the primary beneficiary are included in our consolidated financial statements.

Non-consolidated VIEs at June 30, 2015
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$158	$—	$158

Non-consolidated VIEs at Dec. 31, 2014
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$148	$—	$148

The maximum loss exposure indicated in the above tables relates solely to BNY Mellon’s seed capital or residual interests invested in the VIEs.

88 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 13 - Preferred stock

BNY Mellon has 100 million authorized shares of preferred stock with a par value of $0.01. The table below summarizes BNY Mellon’s preferred stock issued and outstanding at June 30, 2015 and Dec. 31, 2014.

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Series E	Noncumulative Perpetual Preferred Stock	4.95% commencing Dec. 20, 2015 to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	$100,000	10,000	—	990	—
Total				25,826	15,826	$2,552	$1,562
(a) The carrying value of the Series C, Series D and Series E preferred stock is recorded net of issuance costs.

Holders of both the Series A and Series C preferred stock are entitled to receive dividends on each dividend payment date (March 20, June 20, September 20 and December 20 of each year), if declared by BNY Mellon’s Board of Directors. Holders of the Series D preferred stock are entitled to receive dividends, if declared by our board of directors, on each June 20 and December 20, to but excluding June 20, 2023; and on each March 20, June 20, September 20 and December 20, from and including June 20, 2023. Holders of the Series E preferred stock are entitled to receive dividends, if declared by our board of directors, on each June 20 and December 20, to and including June 20, 2020; and on each March 20, June 20, September 20 and December 20, from and including September 20, 2020. BNY Mellon’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or any of our shares that rank junior to the preferred stock as to the payment of dividends and/or the distribution of any assets on any liquidation, dissolution or winding-up of BNY Mellon will be prohibited, subject to certain restrictions, in the event that we do not declare and pay in full preferred dividends for the then current dividend period of the Series A preferred stock or the last preceding dividend period of the Series C, Series D and Series E preferred stock.

All of the outstanding shares of the Series A preferred stock are owned by Mellon Capital IV, which will pass through any dividend on the Series A preferred stock to the holders of its Normal Preferred Capital Securities. All of the outstanding shares of the Series C, Series D and Series E preferred stock are held by the depositary of the depositary shares, which will pass through the applicable portion of any dividend on the Series C, Series D and Series E preferred stock to the holders of record of their respective depositary shares.

On June 22, 2015, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in June 2015 to holders of record as of the close of business on June 5, 2015:

•
$1,044.44 per share on the Series A Preferred Stock (equivalent to $10.4444 per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A Preferred Stock);

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock); and

•	$2,250.00 per share on the Series D Preferred Stock (equivalent to $22.50 per depositary share,

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

each representing a 1/100th interest in a share of the Series D Preferred Stock).

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, subsequently amended on May 8 and Sept. 11, 2012, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the Series C preferred stock in whole or in part, on or after the dividend payment date in September 2017, the Series D preferred stock in whole or in part, on or after the dividend payment date in June 2023 and the Series E preferred stock in whole or in part, on or after the dividend payment date in June 2020. The Series C, Series D or Series E preferred stock can be redeemed in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in the Certificate of Designations of the Series C preferred stock, the Certificate of Designations of the Series D preferred stock and the Certificate of Designations of the Series E preferred stock).

Terms of the Series A, Series C, Series D and Series E preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	June 30, 2015			March 31, 2015			June 30, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$239	$90	$329	$(503)	$(98)	$(601)	$49	$28	$77
Total foreign currency translation	239	90	329	(503)	(98)	(601)	49	28	77
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(499)	141	(358)	202	(68)	134	287	(77)	210
Reclassification adjustment (a)	(16)	6	(10)	(24)	9	(15)	(18)	4	(14)
Net unrealized gain (loss) on assets available-for-sale	(515)	147	(368)	178	(59)	119	269	(73)	196
Defined benefit plans:
Prior service cost arising during the period	—	—	—	—	—	—	—	—	—
Net (loss) arising during the period	—	—	—	(185)	76	(109)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	32	(11)	21	7	(2)	5	31	(14)	17
Total defined benefit plans	32	(11)	21	(178)	74	(104)	31	(14)	17
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	1	1	2	2	5	7	(3)	(3)	(6)
Reclassification adjustment (a)	11	(4)	7	(3)	(5)	(8)	1	3	4
Net unrealized gain (loss) on cash flow hedges	12	(3)	9	(1)	—	(1)	(2)	—	(2)
Total other comprehensive income (loss)	$(232)	$223	$(9)	$(504)	$(83)	$(587)	$347	$(59)	$288

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)
	Year-to-date
	June 30, 2015			June 30, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(264)	$(8)	$(272)	$73	$41	$114
Total foreign currency translation	(264)	(8)	(272)	73	41	114
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(297)	73	(224)	537	(165)	372
Reclassification adjustment (a)	(40)	15	(25)	(40)	13	(27)
Net unrealized gain (loss) on assets available-for-sale	(337)	88	(249)	497	(152)	345
Defined benefit plans:
Prior service cost arising during the period	—	—	—	—	—	—
Net (loss) arising during the period	(185)	76	(109)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	39	(13)	26	61	(25)	36
Total defined benefit plans	(146)	63	(83)	61	(25)	36
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	3	6	9	3	(3)	—
Reclassification adjustment (a)	8	(9)	(1)	(3)	2	(1)
Net unrealized gain (loss) on cash flow hedges	11	(3)	8	—	(1)	(1)
Total other comprehensive income (loss)	$(736)	$140	$(596)	$631	$(137)	$494

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

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

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

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

At June 30, 2015, more than 99% of our securities were valued by pricing sources with reasonable levels of price transparency. Less than 1% of our securities were priced based on economic models and non-

binding dealer quotes, and are included in Level 3 of the valuation hierarchy.

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

BNY Mellon 93

Notes to Consolidated Financial Statements (continued)

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

The following tables present the financial instruments carried at fair value at June 30, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the second quarter of 2015.

94 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at June 30, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$13,067	$—	$—	$—	$13,067
U.S. Government agencies	—	410	—	—	410
Sovereign debt/sovereign guaranteed	37	14,928	—	—	14,965
State and political subdivisions (b)	—	4,516	11	—	4,527
Agency RMBS	—	23,640	—	—	23,640
Non-agency RMBS	—	882	—	—	882
Other RMBS	—	1,397	—	—	1,397
Commercial MBS	—	1,802	—	—	1,802
Agency commercial MBS	—	3,784	—	—	3,784
Asset-backed CLOs	—	2,245	—	—	2,245
Other asset-backed securities	—	3,348	—	—	3,348
Equity securities	11	—	—	—	11
Money market funds (b)	776	—	—	—	776
Corporate bonds	—	1,802	—	—	1,802
Other debt securities	—	2,187	—	—	2,187
Foreign covered bonds	2,282	443	—	—	2,725
Non-agency RMBS (c)	—	2,040	—	—	2,040
Total available-for-sale securities	16,173	63,424	11	—	79,608
Trading assets:
Debt and equity instruments (b)	1,067	2,242	—	—	3,309
Derivative assets not designated as hedging:
Interest rate	33	11,321	1	(8,593)	2,762
Foreign exchange	—	4,455	—	(3,088)	1,367
Equity	50	139	—	(59)	130
Total derivative assets not designated as hedging	83	15,915	1	(11,740)	4,259
Total trading assets	1,150	18,157	1	(11,740)	7,568
Loans	—	264	—	—	264
Other assets:
Derivative assets designated as hedging:
Interest rate	—	512	—	—	512
Foreign exchange	—	129	—	—	129
Total derivative assets designated as hedging	—	641	—	—	641
Other assets (d)	212	86	28	—	326
Other assets measured at net asset value					174
Total other assets	212	727	28	—	1,141
Subtotal assets of operations at fair value	17,535	82,572	40	(11,740)	88,581
Percentage of assets prior to netting	18%	82%	—%
Assets of consolidated investment management funds:
Trading assets	424	1,588	—	—	2,012
Other assets	106	113	—	—	219
Total assets of consolidated investment management funds	530	1,701	—	—	2,231
Total assets	$18,065	$84,273	$40	$(11,740)	$90,812
Percentage of assets prior to netting	18%	82%	—%

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at June 30, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$237	$176	$—	$—	$413
Derivative liabilities not designated as hedging:
Interest rate	3	11,312	1	(8,969)	2,347
Foreign exchange	—	4,627	—	(2,131)	2,496
Equity and other contracts	22	208	—	(68)	162
Total derivative liabilities not designated as hedging	25	16,147	1	(11,168)	5,005
Total trading liabilities	262	16,323	1	(11,168)	5,418
Long-term debt (b)	—	351	—	—	351
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	209	—	—	209
Foreign exchange	—	120	—	—	120
Total other liabilities - derivative liabilities designated as hedging	—	329	—	—	329
Subtotal liabilities of operations at fair value	262	17,003	1	(11,168)	6,098
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	770	—	—	770
Other liabilities	2	110	—	—	112
Total liabilities of consolidated investment management funds	2	880	—	—	882
Total liabilities	$264	$17,883	$1	$(11,168)	$6,980
Percentage of liabilities prior to netting	1%	99%	—%

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

(b)	Includes certain interests in securitizations.

(c)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(d)	Includes private equity investments and seed capital.

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Dec. 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$19,997	$—	$—	$—	$19,997
U.S. Government agencies	—	343	—	—	343
Sovereign debt/sovereign guaranteed	40	17,244	—	—	17,284
State and political subdivisions (b)	—	5,236	11	—	5,247
Agency RMBS	—	32,600	—	—	32,600
Non-agency RMBS	—	953	—	—	953
Other RMBS	—	1,551	—	—	1,551
Commercial MBS	—	1,959	—	—	1,959
Agency commercial MBS	—	3,132	—	—	3,132
Asset-backed CLOs	—	2,130	—	—	2,130
Other asset-backed securities	—	3,240	—	—	3,240
Equity securities	95	—	—	—	95
Money market funds (b)	763	—	—	—	763
Corporate bonds	—	1,785	—	—	1,785
Other debt securities	—	2,169	—	—	2,169
Foreign covered bonds	2,250	618	—	—	2,868
Non-agency RMBS (c)	—	2,214	—	—	2,214
Total available-for-sale securities	23,145	75,174	11	—	98,330
Trading assets:
Debt and equity instruments (b)	2,204	2,217	—	—	4,421
Derivative assets not designated as hedging:
Interest rate	7	17,137	6	(13,942)	3,208
Foreign exchange	—	6,280	—	(4,246)	2,034
Equity	96	278	3	(159)	218
Total derivative assets not designated as hedging	103	23,695	9	(18,347)	5,460
Total trading assets	2,307	25,912	9	(18,347)	9,881
Loans	—	21	—	—	21
Other assets:
Derivative assets designated as hedging:
Interest rate	—	477	—	—	477
Foreign exchange	—	374	—	—	374
Total derivative assets designated as hedging	—	851	—	—	851
Other assets (d)(e)	174	514	35	—	723
Other assets measured at net asset value (e)					342
Total other assets	174	1,365	35	—	1,916
Subtotal assets of operations at fair value	25,626	102,472	55	(18,347)	110,148
Percentage of assets prior to netting	20%	80%	—%
Assets of consolidated investment management funds:
Trading assets	100	8,578	—	—	8,678
Other assets	457	147	—	—	604
Total assets of consolidated investment management funds	557	8,725	—	—	9,282
Total assets	$26,183	$111,197	$55	$(18,347)	$119,430
Percentage of assets prior to netting	19%	81%	—%
BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Dec. 31, 2014
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$367	$294	$—	$—	$661
Derivative liabilities not designated as hedging:
Interest rate	3	17,645	6	(14,467)	3,187
Foreign exchange	—	6,367	—	(3,149)	3,218
Equity and other contracts	47	499	3	(181)	368
Total derivative liabilities not designated as hedging	50	24,511	9	(17,797)	6,773
Total trading liabilities	417	24,805	9	(17,797)	7,434
Long-term debt (b)	—	347	—	—	347
Other liabilities:
Derivative liabilities designated as hedging:
Interest rate	—	385	—	—	385
Foreign exchange	—	62	—	—	62
Total derivative liabilities designated as hedging	—	447	—	—	447
Other liabilities	4	—	—	—	4
Total other liabilities	4	447	—	—	451
Subtotal liabilities of operations at fair value	421	25,599	9	(17,797)	8,232
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	7,660	—	—	7,660
Other liabilities	1	8	—	—	9
Total liabilities of consolidated investment management funds	1	7,668	—	—	7,669
Total liabilities	$422	$33,267	$9	$(17,797)	$15,901
Percentage of liabilities prior to netting	1%	99%	—%

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

(e)
Other assets measured at fair value at Dec. 31, 2014 were restated to reflect the retrospective application of adopting new disclosure guidance contained in ASU 2015-07 related to investments in certain entities that use NAV as a practical expedient when measuring fair value. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	June 30, 2015					Dec. 31, 2014
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$73	—%	—%	—%	100%	$78	—%	—%	—%	100%
2006	131	—	—	—	100	138	—	—	—	100
2005	262	2	23	13	62	284	—	21	19	60
2004 and earlier	416	3	4	27	66	453	3	5	27	65
Total non-agency RMBS	$882	2%	9%	17%	72%	$953	1%	9%	19%	71%
Commercial MBS - Domestic, originated in:
2009-2015	$711	85%	15%	—%	—%	$639	83%	17%	—%	—%
2008	18	100	—	—	—	19	100	—	—	—
2007	340	65	20	15	—	353	65	21	14	—
2006	528	81	19	—	—	599	83	17	—	—
2005	130	100	—	—	—	271	100	—	—	—
2004 and earlier	6	100	—	—	—	6	100	—	—	—
Total commercial MBS - Domestic	$1,733	81%	16%	3%	—%	$1,887	82%	15%	3%	—%
Foreign covered bonds:
Canada	$1,406	100%	—%	—%	—%	$1,266	100%	—%	—%	—%
United Kingdom	503	100	—	—	—	690	100	—	—	—
Netherlands	221	100	—	—	—	244	100	—	—	—
Other	593	100	—	—	—	668	100	—	—	—
Total foreign covered bonds	$2,723	100%	—%	—%	—%	$2,868	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$1,066	84%	16%	—%	—%	$1,172	83%	17%	—%	—%
Netherlands	247	100	—	—	—	296	100	—	—	—
Ireland	129	—	—	—	100	144	—	—	—	100
Other	21	100	—	—	—	25	99	1	—	—
Total European floating rate notes - available-for-sale	$1,463	80%	11%	—%	9%	$1,637	79%	12%	—%	9%
Sovereign debt/sovereign guaranteed:
France	$3,460	100%	—%	—%	—%	$3,550	100%	—%	—%	—%
United Kingdom	3,029	100	—	—	—	5,076	100	—	—	—
Spain	1,950	—	—	100	—	1,978	—	—	100	—
Germany	1,592	100	—	—	—	1,522	100	—	—	—
Belgium	1,390	100	—	—	—	829	100	—	—	—
Italy	1,315	—	—	100	—	1,427	—	—	100	—
Netherlands	1,013	100	—	—	—	1,800	100	—	—	—
Ireland	879	—	16	84	—	672	—	—	100	—
Other	337	66	—	34	—	430	81	—	19	—
Total sovereign debt/sovereign guaranteed	$14,965	71%	1%	28%	—%	$17,284	76%	—%	24%	—%
Non-agency RMBS (b), originated in:
2007	$571	—%	—%	—%	100%	$620	—%	—%	—%	100%
2006	601	—	—	1	99	653	—	—	1	99
2005	671	—	2	1	97	727	—	3	1	96
2004 and earlier	197	—	3	9	88	214	—	4	7	89
Total non-agency RMBS (b)	$2,040	—%	1%	2%	97%	$2,214	—%	1%	1%	98%

(a)
At June 30, 2015 and Dec. 31, 2014, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the three and six months ended June 30, 2015 and 2014 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2015
	Available-for-sale securities		Trading assets				Total assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets
Fair value at March 31, 2015	$11		$6		$29		$46
Transfers out of Level 3	—		(3)		—		(3)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	3	(d)	3
Sales and settlements:
Sales	—		—		(4)		(4)
Settlements	—		(2)		—		(2)
Fair value at June 30, 2015	$11		$1		$28		$40
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$3		$3

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2015
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2015	$6		$6
Transfers out of Level 3	(3)		(3)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	—	(b)	—
Settlements	(2)		(2)
Fair value at June 30, 2015	$1		$1
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$—		$—

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the three months ended June 30, 2014
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Total assets (b)
Fair value at March 31, 2014	$11		$1		$19		$31
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(c)	—	(d)	3	(d)	3
Fair value at June 30, 2014	$11		$1		$22		$34
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$5		$5

(a)	Derivative assets are reported on a gross basis.

(b)
Total assets measured at fair value at Dec. 31, 2014 were restated to reflect the retrospective application of adopting new disclosure guidance contained in ASU 2015-07 related to investments in certain entities that use NAV as a practical expedient when measuring fair value. See Note 2 for additional information.

(c)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(d)	Reported in foreign exchange and other trading revenue.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the three months ended June 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at March 31, 2014	$41		$41
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	7	(b)	7
Purchases	3		3
Fair value at June 30, 2014	$51		$51
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$10		$10

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2015
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2014	$11		$9		$35		$55
Transfers out of Level 3	—		(3)		—		(3)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(1)	(c)	—	(d)	(1)
Purchases, sales and settlements:
Purchases	—		—		3		3
Sales	—		—		(10)		(10)
Settlements	—		(4)		—		(4)
Fair value at June 30, 2015	$11		$1		$28		$40
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$(1)		$—		$(1)

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the six months ended June 30, 2015
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2014	$9		$9
Transfers out of Level 3	(3)		(3)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(1)	(b)	(1)
Settlements	(4)		(4)
Fair value at June 30, 2015	$1		$1
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1		$1

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the six months ended June 30, 2014
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Total assets (b)
Fair value at Dec. 31, 2013	$11		$1		$22		$34
Transfers out of Level 3	—		—		(1)		(1)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(c)	—	(d)	1	(d)	1
Fair value at June 30, 2014	$11		$1		$22		$34
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$3		$3

(a)	Derivative assets are reported on a gross basis.

(b)
Total assets measured at fair value at Dec. 31, 2014 were restated to reflect the retrospective application of adopting new disclosure guidance contained in ASU 2015-07 related to investments in certain entities that use NAV as a practical expedient when measuring fair value. See Note 2 for additional information.

(c)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(d)	Reported in foreign exchange and other trading revenue.

Fair value measurements for liabilities using significant unobservable inputs for the six months ended June 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2013	$75		$75
Transfers out of Level 3	(37)		(37)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	10	(b)	10
Purchases	3		3
Fair value at June 30, 2014	$51		$51
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$13		$13

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of June 30, 2015 and Dec. 31, 2014, for which a nonrecurring change in fair value has been recorded during the quarters ended June 30, 2015 and Dec. 31, 2014.

Assets measured at fair value on a nonrecurring basis at June 30, 2015				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$107	$2	$109
Other assets (b)	—	8	—	8
Total assets at fair value on a nonrecurring basis	$—	$115	$2	$117

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$112	$2	$114
Other assets (b)	—	6	—	6
Total assets at fair value on a nonrecurring basis	$—	$118	$2	$120

(a)
During the quarters ended June 30, 2015 and Dec. 31, 2014, the fair value of these loans decreased less than $1 million and $3 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or fair value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at June 30, 2015	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	1%
Trading assets - Derivative assets:
Interest rate contracts:
Structured foreign exchange swaptions	$1	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-13%

Quantitative information about Level 3 fair value measurements of liabilities
(dollars in millions)	Fair value at June 30, 2015	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Trading liabilities - Derivative liabilities:
Interest rate contracts:
Structured foreign exchange swaptions	$1	Option pricing model (a)	Correlation risk	0%-25%
			Long-term foreign exchange volatility	11%-13%

(a)	The option pricing model uses market inputs such as foreign currency exchange rates, interest rates and volatility to calculate the fair value of the option.

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

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

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

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by the valuation hierarchy (as described above).

Summary of financial instruments	June 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$103,137	$—	$103,137	$103,137
Interest-bearing deposits with banks	—	19,187	—	19,187	19,179
Federal funds sold and securities purchased under resale agreements	—	23,930	—	23,930	23,930
Securities held-to-maturity	11,183	32,255	—	43,438	43,426
Loans	—	60,906	—	60,906	60,744
Other financial assets	8,353	1,111	—	9,464	9,464
Total	$19,536	$240,526	$—	$260,062	$259,880
Liabilities:
Noninterest-bearing deposits	$—	$114,810	$—	$114,810	$114,810
Interest-bearing deposits	—	168,613	—	168,613	169,620
Federal funds purchased and securities sold under repurchase agreements	—	10,020	—	10,020	10,020
Payables to customers and broker-dealers	—	22,050	—	22,050	22,050
Borrowings	—	864	—	864	864
Long-term debt	—	20,371	—	20,371	20,024
Total	$—	$336,728	$—	$336,728	$337,388

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Dec. 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$96,682	$—	$96,682	$96,682
Interest-bearing deposits with banks	—	19,505	—	19,505	19,495
Federal funds sold and securities purchased under resale agreements	—	20,302	—	20,302	20,302
Securities held-to-maturity	5,063	16,064	—	21,127	20,933
Loans	—	56,840	—	56,840	56,749
Other financial assets	6,970	1,121	—	8,091	8,091
Total	$12,033	$210,514	$—	$222,547	$222,252
Liabilities:
Noninterest-bearing deposits	$—	$104,240	$—	$104,240	$104,240
Interest-bearing deposits	—	160,688	—	160,688	161,629
Federal funds purchased and securities sold under repurchase agreements	—	11,469	—	11,469	11,469
Payables to customers and broker-dealers	—	21,181	—	21,181	21,181
Borrowings	—	956	—	956	956
Long-term debt	—	20,401	—	20,401	19,917
Total	$—	$318,935	$—	$318,935	$319,392

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
June 30, 2015
Securities available-for-sale	$7,153	$7,319	$81	$(200)
Long-term debt	16,288	15,950	429	(8)
Dec. 31, 2014
Securities available-for-sale	$7,294	$7,045	$4	$(370)
Long-term debt	16,469	16,100	470	(14)

Note 16 - Fair value option

We elected fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	June 30, 2015	Dec. 31, 2014
Assets of consolidated investment management funds:
Trading assets	$2,012	$8,678
Other assets	219	604
Total assets of consolidated investment management funds	$2,231	$9,282
Liabilities of consolidated investment management funds:
Trading liabilities	$770	$7,660
Other liabilities	112	9
Total liabilities of consolidated investment management funds	$882	$7,669

106 BNY Mellon

Notes to Consolidated Financial Statements (continued)

BNY Mellon values assets in consolidated CLOs using observable market prices from the secondary loan market. The returns to the note holders are solely dependent on the assets and accordingly equal the value of those assets. Mark-to-market valuation best reflects the limited interest BNY Mellon has in the economic performance of the consolidated CLOs. Changes in the values of assets and liabilities are reflected in the income statement as investment income of consolidated investment management funds and in the interest of investment management fund note holders, respectively.

We have elected the fair value option on $265 million and $21 million of loans at June 30, 2015 and Dec. 31, 2014, respectively. The fair value of these loans was $264 million at June 30, 2015 and $21 million at Dec. 31, 2014. The loans were valued using observable market inputs to discount expected loan cash flows. These loans are included in Level 2 of the valuation hierarchy.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $351 million at June 30, 2015 and $347 million at Dec. 31, 2014. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of the loans and long-term debt and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended			Year-to-date
(in millions)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Loans:
Investment and other income	$(3)	$2	$—	$(1)	$—
Long-term debt:
Foreign exchange and other trading revenue	$4	$(8)	$(9)	$(4)	$(17)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

Note 17 - Derivative instruments

We use derivatives to manage exposure to market risk including interest rate risk, equity price risk and foreign currency risk, as well as credit risk. Our trading activities are focused on acting as a market-maker for our customers and facilitating customer trades in compliance with the Volcker Rule.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the second quarter of 2015 or the second quarter of 2014. In the second quarter of 2014 we received $3.1 million as a partial recovery on a series of previously terminated swaps.

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At June 30, 2015, $7.1 billion face

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

amount of securities were hedged with interest rate swaps that had notional values of $7.3 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At June 30, 2015, $16.0 billion par value of debt was hedged with interest rate swaps that had notional values of $16.0 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of June 30, 2015, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $167 million (notional), with a pre-tax loss of $1 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At June 30, 2015, forward foreign exchange contracts with notional amounts totaling $6.5 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at June 30, 2015, had a combined U.S. dollar equivalent value of $485 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Six months ended
(in millions)	June 30, 2015	June 30, 2014
Fair value hedges of securities	$6.5	$(5.4)
Fair value hedges of deposits and long-term debt	(1.7)	(9.9)
Cash flow hedges	—	(0.1)
Other (a)	—	0.1
Total	$4.8	$(15.3)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at June 30, 2015 and Dec. 31, 2014.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014	June 30, 2015	Dec. 31, 2014
Derivatives designated as hedging instruments (a):
Interest rate contracts	$23,269	$23,145	$512	$477	$209	$385
Foreign exchange contracts	6,642	7,344	129	374	120	62
Total derivatives designated as hedging instruments			$641	$851	$329	$447
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$669,911	$731,628	$11,355	$17,150	$11,316	$17,654
Foreign exchange contracts	577,321	528,401	4,455	6,280	4,627	6,367
Equity contracts	3,595	10,842	189	377	230	549
Total derivatives not designated as hedging instruments			$15,999	$23,807	$16,173	$24,570
Total derivatives fair value (c)			$16,640	$24,658	$16,502	$25,017
Effect of master netting agreements (d)			(11,740)	(18,347)	(11,168)	(17,797)
Fair value after effect of master netting agreements			$4,900	$6,311	$5,334	$7,220

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $1,090 million and $518 million, respectively, at June 30, 2015, and $1,589 million and $1,039 million, respectively, at Dec. 31, 2014.

At June 30, 2015, $338 billion (notional) of interest rate contracts will mature within one year, $181 billion between one and five years, and $174 billion after five years. At June 30, 2015, $576 billion (notional) of foreign exchange contracts will mature within one year, $6 billion between one and five years, and $2 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		2Q15	1Q15	2Q14		2Q15	1Q15	2Q14
Interest rate contracts	Net interest revenue	$255	$(151)	$(109)	Net interest revenue	$(248)	$149	$102

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q15	1Q15	2Q14		2Q15	1Q15	2Q14		2Q15	1Q15	2Q14
FX contracts	$—	$(1)	$(1)	Net interest revenue	$—	$(1)	$—	Net interest revenue	$—	$—	$—
FX contracts	—	—	—	Other revenue	—	—	1	Other revenue	—	—	(0.2)
FX contracts	(3)	12	(6)	Trading revenue	(3)	12	(6)	Trading revenue	—	—	—
FX contracts	4	(9)	3	Salary expense	(8)	(8)	4	Salary expense	—	—	—
Total	$1	$2	$(4)		$(11)	$3	$(1)		$—	$—	$(0.2)

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	2Q15	1Q15	2Q14		2Q15	1Q15	2Q14		2Q15	1Q15	2Q14
FX contracts	$(255)	$368	$(129)	Net interest revenue	$—	$—	$(1)	Other revenue	$—	$—	$0.2

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Six months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Six months ended
		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Interest rate contracts	Net interest revenue	$104	$(394)	Net interest revenue	$(99)	$379

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
FX contracts	$(1)	$(2)	Net interest revenue	$(1)	$(1)	Net interest revenue	$—	$—
FX contracts	—	3	Other revenue	—	1	Other revenue	—	(0.1)
FX contracts	9	(3)	Trading revenue	9	(3)	Trading revenue	—	—
FX contracts	(5)	4	Salary expense	(16)	6	Salary expense	—	—
Total	$3	$2		$(8)	$3		$—	$(0.1)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Six months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Six months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Six months ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
FX contracts	$113	$(145)	Net interest revenue	$—	$(1)	Other revenue	$—	$0.1

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

110 BNY Mellon

Notes to Consolidated Financial Statements (continued)

performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue				Year-to-date
(in millions)	2Q15	1Q15	2Q14	2015	2014
Foreign exchange	$181	$217	$129	$398	$259
Other trading revenue (loss):
Fixed income	—	11	(1)	11	—
Equity/other	6	1	2	7	7
Total other trading revenue (loss)	6	12	1	18	7
Total foreign exchange and other trading revenue	$187	$229	$130	$416	$266

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of June 30, 2015 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$84	million
Baa2/BBB	$1,170	million
Ba1/BB+	$1,803	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on June 30, 2015, existing collateral arrangements would have required us to have posted an additional $269 million of collateral.

BNY Mellon 111

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

Offsetting of derivative assets and financial assets at June 30, 2015
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$10,024	$8,593		$1,431	$440	$—	$991
Foreign exchange contracts	3,790	3,088		702	157	—	545
Equity contracts	180	59		121	12	—	109
Total derivatives subject to netting arrangements	13,994	11,740		2,254	609	—	1,645
Total derivatives not subject to netting arrangements	2,646	—		2,646	—	—	2,646
Total derivatives	16,640	11,740		4,900	609	—	4,291
Reverse repurchase agreements	15,814	622	(b)	15,192	15,189	—	3
Securities borrowing	8,738	—		8,738	8,506	—	232
Total	$41,192	$12,362		$28,830	$24,304	$—	$4,526

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

112 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at June 30, 2015
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$10,634	$8,969		$1,665	$1,383	$—	$282
Foreign exchange contracts	2,888	2,131		757	164	—	593
Equity contracts	212	68		144	123	—	21
Total derivatives subject to netting arrangements	13,734	11,168		2,566	1,670	—	896
Total derivatives not subject to netting arrangements	2,768	—		2,768	—	—	2,768
Total derivatives	16,502	11,168		5,334	1,670	—	3,664
Repurchase agreements	8,298	622	(b)	7,676	7,672	—	4
Securities lending	2,275	—		2,275	2,213	—	62
Total	$27,075	$11,790		$15,285	$11,555	$—	$3,730

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

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings at June 30, 2015
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$1,702	$201	$—	$1,903
U.S. Government agencies	330	—	—	330
Agency RMBS	3,822	—	—	3,822
Corporate bonds	563	—	758	1,321
Other debt securities	255	—	92	347
Equity securities	—	—	575	575
Total	$6,672	$201	$1,425	$8,298
Securities lending:
U.S. Government agencies	$136	$—	$—	$136
Other debt securities	250	—	—	250
Equity securities	1,889	—	—	1,889
Total	$2,275	$—	$—	$2,275
Total borrowings	$8,947	$201	$1,425	$10,573
BNY Mellon’s repurchase agreements and securities lending transactions primarily encounter risk associated with liquidity. We are required to pledge collateral based on predetermined terms within the agreements. If we were to experience a decline in the fair value of the collateral pledged for these transactions, additional collateral could be required to be provided to the counterparty; therefore, decreasing the amount of assets available for other liquidity needs that may arise. BNY Mellon also offers tri-party collateral agency services in the tri-party repo market where we are exposed to credit risk. In order to mitigate this risk, we require dealers to fully secure intraday credit.

Note 18 - Commitments and contingent liabilities

In the normal course of business, various commitments and contingent liabilities are outstanding that are not reflected in the accompanying consolidated balance sheets.

Our significant trading and off-balance sheet risks are securities, foreign currency and interest rate risk management products, commercial lending commitments, letters of credit and securities lending indemnifications. We assume these risks to reduce interest rate and foreign currency risks, to provide customers with the ability to meet credit and liquidity needs and to hedge foreign currency and interest rate risks. These items involve, to varying degrees, credit, foreign currency and interest rate risk not recognized in the balance sheet. Our off-balance sheet risks are managed and monitored in manners similar to those used for on-balance sheet risks. Significant industry concentrations related to credit exposure at June 30, 2015 are disclosed in the financial institutions portfolio exposure table and the commercial portfolio exposure table below.

Financial institutions portfolio exposure (in billions)	June 30, 2015
	Loans	Unfunded commitments	Total exposure
Securities industry	$4.2	$28.0	$32.2
Banks	9.1	2.3	11.4
Asset managers	1.8	5.0	6.8
Insurance	0.1	3.9	4.0
Government	0.1	2.5	2.6
Other	0.6	1.0	1.6
Total	$15.9	$42.7	$58.6

Commercial portfolio exposure (in billions)	June 30, 2015
	Loans	Unfunded commitments	Total exposure
Services and other	$0.6	$7.4	$8.0
Manufacturing	0.5	5.4	5.9
Energy and utilities	0.4	5.4	5.8
Media and telecom	0.3	1.4	1.7
Total	$1.8	$19.6	$21.4

114 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	June 30,	Dec. 31,
(in millions)	2015	2014
Lending commitments	$62,061	$33,273
Standby letters of credit (a)	4,966	5,767
Commercial letters of credit	324	255
Securities lending indemnifications (b)	302,656	304,386

(a)	Net of participations totaling $898 million at June 30, 2015 and $894 million at Dec. 31, 2014.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $66 billion at June 30, 2015 and $64 billion at Dec. 31, 2014.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $39.6 billion in less than one year, $22.2 billion in one to five years and $190 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $405 million and $421 million at June 30, 2015 and Dec. 31, 2014, respectively. At June 30, 2015, $3.1 billion of the SBLCs will expire within one year and $1.9 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $95 million at June 30, 2015 and $89 million at Dec. 31, 2014.

Payment/performance risk of SBLCs is monitored using both historical performance and internal ratings criteria. BNY Mellon’s historical experience is that SBLCs typically expire without being funded. SBLCs below investment grade are monitored closely for payment/performance risk. The table below shows SBLCs by investment grade:

Standby letters of credit	June 30,	Dec. 31,
	2015	2014
Investment grade	87%	88%
Non-investment grade	13%	12%

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $324 million at June 30, 2015 compared with $255 million at Dec. 31, 2014.

A securities lending transaction is a fully collateralized transaction in which the owner of a security agrees to lend the security (typically through an agent, in our case, The Bank of New York Mellon), to a borrower, usually a broker-dealer or bank, on an open, overnight or term basis, under the terms of a prearranged contract, which normally matures in less than 90 days.

We typically lend securities with indemnification against borrower default. We generally require the borrower to provide collateral with a minimum value of 102% of the fair value of the securities borrowed, which is monitored on a daily basis, thus reducing

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

credit risk. Market risk can also arise in securities lending transactions. These risks are controlled through policies limiting the level of risk that can be undertaken. Securities lending transactions are generally entered into only with highly-rated counterparties. Securities lending indemnifications were secured by collateral of $316 billion at June 30, 2015 and $316 billion at Dec. 31, 2014.

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At June 30, 2015 and Dec. 31, 2014, $66 billion and $64 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $70 billion and $67 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

Generally, there are no stated or notional amounts included in these indemnifications and the contingencies triggering the obligation for indemnification are not expected to occur. Furthermore, often counterparties to these transactions provide us with comparable indemnifications. We are unable to develop an estimate of the maximum payout under these indemnifications for several reasons. In addition to the lack of a stated or notional amount in a majority of such indemnifications, we are unable to predict the nature of events that would trigger indemnification or the level of indemnification for a certain event. We believe, however, that the possibility that we will have to make any material payments for these indemnifications is remote. At June 30, 2015 and Dec. 31, 2014, we have not recorded any material liabilities under these arrangements.

Clearing and settlement exchanges

We are a noncontrolling equity investor in, and/or member of, several industry clearing or settlement exchanges through which foreign exchange, securities, derivatives or other transactions settle. Certain of these industry clearing and settlement exchanges require their members to guarantee their obligations and liabilities or to provide financial support in the event other members do not honor their obligations. We believe the likelihood that a clearing or settlement exchange (of which we are a member) would become insolvent is remote. Additionally, certain settlement exchanges have implemented loss allocation policies that enable the exchange to allocate settlement losses to the members of the exchange. It is not possible to quantify such mark-to-market loss until the loss occurs. In addition, any ancillary costs that occur as a result of any mark-to-market loss cannot be quantified. At June 30, 2015 and Dec. 31, 2014, we have not recorded any material liabilities under these arrangements.

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

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $440 million in excess of the accrued liability (if any) related to those matters.

The following describes certain judicial, regulatory and arbitration proceedings involving BNY Mellon:

Sentinel Matters
On Jan. 18, 2008, The Bank of New York Mellon filed a proof of claim in the Chapter 11 bankruptcy proceeding of Sentinel Management Group, Inc. (“Sentinel”) pending in federal court in the Northern District of Illinois, seeking to recover approximately $312 million loaned to Sentinel and secured by securities and cash in an account maintained by Sentinel at The Bank of New York Mellon. On March 3, 2008, the bankruptcy trustee filed an adversary complaint against The Bank of New York Mellon seeking to disallow The Bank of New York Mellon’s claim and seeking damages for The Bank of New York Mellon’s allegedly aiding and abetting Sentinel insiders in misappropriating customer assets and improperly using those assets as collateral for the loan. In a decision dated Nov. 3, 2010, the court found for The Bank of New York Mellon and against the bankruptcy trustee, holding that The Bank of New York Mellon’s loan to Sentinel is valid, fully secured and not subject to equitable subordination. The bankruptcy trustee appealed this decision, and on Aug. 9, 2012, the United States Court of Appeals for the Seventh Circuit issued a decision affirming the trial court’s judgment. On Sept. 7, 2012, the bankruptcy trustee filed a petition for rehearing and, on Nov. 30, 2012, the Court of Appeals withdrew its opinion and vacated its judgment. On Aug. 26, 2013, the Court of Appeals reversed its own prior decision and the district court’s decision, and remanded the case to the district court for further proceedings. On Dec. 10, 2014, the district court issued a decision in favor of The Bank of New York Mellon holding that the transfers from Sentinel cannot be reversed and that The Bank of New York Mellon’s lien is valid and not subject to equitable subordination. The bankruptcy trustee has appealed the decision.

In November 2009, the Division of Enforcement of the U.S. Commodities Futures Trading Commission (“CFTC”) indicated that it is considering a recommendation to the CFTC that it file a civil enforcement action against The Bank of New York

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

Mellon for possible violations of the Commodity Exchange Act and CFTC regulations in connection with its relationship to Sentinel. The Bank of New York Mellon responded in writing to the CFTC on Jan. 29, 2010 and provided an explanation as to why an enforcement action is unwarranted.

Securities Lending Matters
BNY Mellon or its affiliates have been named as defendants in a number of lawsuits initiated by participants in BNY Mellon’s securities lending program, which is a part of BNY Mellon’s Investment Services business. The lawsuits were filed on various dates from 2009 to 2013, and two lawsuits currently remain pending in Illinois federal court. The complaints assert contractual, statutory, and common law claims, including claims for negligence and breach of fiduciary duty. The plaintiffs allege that BNY Mellon should have prevented losses in connection with the investment of securities lending collateral in Lehman Brothers Holdings, Inc., and seek damages as to those losses. The lawsuits are in discovery phases; no trial dates have been set.

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

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011, 2012 and 2014. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon was named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims. One of the plaintiffs appealed and the dismissal was affirmed on Dec. 11, 2014. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

On March 19, 2015, BNY Mellon announced that it has resolved substantially all of the FX-related actions currently pending, resulting in a total of $714 million in settlement payments. BNY Mellon reached settlements with the DOJ and NYAG under which it will pay each of them $167.5 million and provide functionality allowing customers to compare pricing for BNY Mellon’s “defined spread” and “session range” standing instruction FX products. In addition, BNY Mellon reached settlements with the plaintiffs in the outstanding customer class actions, as well as with the U.S. Department of Labor (“DOL”). BNY Mellon will pay $335 million under the class action settlement, which is subject to court approval, and an additional $14 million to the DOL. BNY Mellon has also reached a settlement in principle with the SEC. Under the terms of the agreement with the SEC staff, which is subject to Commission approval, BNY Mellon will pay a $30 million penalty. On May 21, 2015, BNY Mellon reached a settlement in principle with the plaintiffs in the putative class action lawsuit asserting securities law violations. Under the terms of the settlement, which is subject to court approval, BNY Mellon will make a payment of $180 million. With these settlements, BNY Mellon has effectively resolved virtually all of the currently pending FX-

118 BNY Mellon

Notes to Consolidated Financial Statements (continued)

related actions, with the exception of several lawsuits brought by individual customers.

Tax Litigation
On Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. The Notice alleged that the transaction lacked economic substance and business purpose. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Following a trial, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs on Feb. 11, 2013. On Sept. 23, 2013, the Tax Court issued a supplemental opinion, partially reducing the tax implications to BNY Mellon of its earlier decision. The Tax Court entered a decision formally implementing its prior rulings on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals on March 5, 2014. The appeal was argued on May 18, 2015. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

Mortgage-Securitization Trusts Proceedings
The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by MBS investors alleging that the trustee has expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the MBS transactions. These actions include a lawsuit brought in New York State court on June 18, 2014, and later re-filed in federal court, by a group of institutional investors who purport to sue on behalf of 260 MBS trusts.

Matters Related to R. Allen Stanford
In late December 2005, Pershing LLC became a clearing firm for Stanford Group Co. (“SGC”), a registered broker dealer that was part of a group of entities ultimately controlled by R. Allen Stanford. Stanford International Bank (“SIB”), also controlled by Stanford, issued certificates of deposit (“CDs”). Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed

12 pending lawsuits against Pershing in Texas, including a putative class action. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, six FINRA arbitration claims brought by alleged purchasers remain pending.

UK Financial Conduct Authority Matter
The UK Financial Conduct Authority (the “FCA”) conducted an investigation into compliance by The Bank of New York Mellon, London Branch and The Bank of New York Mellon (International) Limited (the “firms”) with the FCA’s Client Assets Sourcebook (“CASS Rules”), which sets out the regime in the UK for the protection of client interests in relation to holding or controlling client assets. On April 15, 2015, the FCA and the firms entered into a settlement agreement in which the firms agreed to pay a fine in the amount of £126 million, after reduction for an early stage settlement, and to the issuance of a Final Notice by the FCA for failing to comply with the CASS Rules between Nov. 1, 2007 and Aug. 12, 2013.

Brazilian Postalis Litigation
BNY Mellon Servicos Financeiros DTVM S.A. (“DTVM”), a subsidiary that provides a number of asset services in Brazil, acts as administrator for certain investment funds in which the exclusive investor is a public pension fund for postal workers called Postalis-Instituto de Seguridade Social dos Correios e Telégrafos (“Postalis”). On Aug. 22, 2014, Postalis sued DTVM in Brazil for losses related to a Postalis investment fund for which DTVM serves as fund administrator. Postalis alleges that DTVM failed to properly perform alleged duties, including duties to conduct due diligence of and exert control over the fund manager, Atlântica Administração de Recursos (“Atlântica”), and Atlântica’s investments. On March 12, 2015, Postalis filed a lawsuit in Brazil against DTVM and BNY Mellon Administração de Ativos Ltda. (“Ativos”) alleging failure to properly perform alleged duties relating to another fund of which DTVM is administrator and Ativos is investment manager.

Sovereign Wealth Funds Inquiry
In January 2011, the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC Staff”) informed several financial institutions, including BNY Mellon, that it had commenced an inquiry into certain of their business practices and

BNY Mellon 119

Notes to Consolidated Financial Statements (continued)

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

Note 19 - Lines of business

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

120 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$926	(a)	$2,020	$124	$3,070	(a)
Net interest revenue	78		635	66	779
Total revenue	1,004	(a)	2,655	190	3,849	(a)
Provision for credit losses	—		—	(6)	(6)
Noninterest expense	739		1,881	106	2,726	(b)
Income before taxes	$265	(a)	$774	$90	$1,129	(a)(b)
Pre-tax operating margin (c)	26%		29%	N/M	29%
Average assets	$30,512		$290,102	$57,665	$378,279

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $3 million, representing $40 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Includes income (loss) attributable to noncontrolling interest of $(1) million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 121

Notes to Consolidated Financial Statements (continued)

For the quarter ended March 31, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$936	(a)	$1,993	$104	$3,033	(a)
Net interest revenue	74		600	54	728
Total revenue	1,010	(a)	2,593	158	3,761	(a)
Provision for credit losses	—		—	2	2
Noninterest expense	746		1,838	116	2,700
Income before taxes	$264	(a)	$755	$40	$1,059	(a)
Pre-tax operating margin (b)	26%		29%	N/M	28%
Average assets (c)	$31,017		$284,978	$52,416	$368,411

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $21 million, representing $52 million of income and noncontrolling interests of $31 million. Income before taxes is net of noncontrolling interests of $31 million.

(b)	Income before taxes divided by total revenue.

(c)
Average assets were restated to reflect the retrospective application of adopting new accounting guidance related to Consolidations (ASU 2015-02). See Note 2 of the Notes to Consolidated Financial Statements for additional information.

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

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $29 million, representing $46 million of income and noncontrolling interests of $17 million. Income before taxes is net of noncontrolling interests of $17 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the six months ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,862	(a)	$4,013	$228	$6,103	(a)
Net interest revenue	152		1,235	120	1,507
Total revenue	2,014	(a)	5,248	348	7,610	(a)
Provision for credit losses	—		—	(4)	(4)
Noninterest expense	1,485		3,719	222	5,426	(b)
Income before taxes	$529	(a)	$1,529	$130	$2,188	(a)(b)
Pre-tax operating margin (c)	26%		29%	N/M	29%
Average assets	$30,985		$287,571	$54,816	$373,372

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $24 million, representing $92 million of income and noncontrolling interests of $68 million. Income before taxes is net of noncontrolling interests of $68 million.

(b)	Includes income (loss) attributable to noncontrolling interest of $(1) million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

122 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the six months ended June 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$1,870	(a)	$3,807	$231	$5,908	(a)
Net interest revenue	136		1,183	128	1,447
Total revenue	2,006	(a)	4,990	359	7,355	(a)
Provision for credit losses	—		—	(30)	(30)
Noninterest expense	1,589		3,690	406	5,685
Income (loss) before taxes	$417	(a)	$1,300	$(17)	$1,700	(a)
Pre-tax operating margin (b)	21%		26%	N/M	23%
Average assets	$38,602		$261,362	$62,176	$362,140

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $45 million, representing $82 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Six months ended June 30,
(in millions)	2015	2014
Transfers from loans to other assets for other real estate owned (“OREO”)	$3	$2
Change in assets of consolidated VIEs	7,051	844
Change in liabilities of consolidated VIEs	6,787	1,002
Change in noncontrolling interests of consolidated VIEs	123	126
Securities purchased not settled	124	730
Securities sales not settled	30	32
Available-for-sale securities transferred to held-to-maturity	11,602	—

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

124 BNY Mellon

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding regulatory, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios), intentions, targets, opportunities and initiatives.

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

Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our 2014 Annual Report, such as: a technology disruption or information security event that results in a loss of confidential client information or impacts our ability to provide services to our clients; failure to update our technology, develop and market new technology or protect our intellectual property; government regulation and supervision, and recent legislative and regulatory actions; failure to satisfy regulatory standards, including capital adequacy rules; the risks relating to new lines of business, new products and services or strategic project initiatives; failure to attract and retain employees; regulatory actions or litigation; adverse publicity, government scrutiny or other reputational harm; continued litigation and regulatory investigations and proceedings involving our foreign exchange standing instruction program; failure of our risk management framework to be effective; operational risk; failure or circumvention of our controls and procedures; change or uncertainty in monetary, tax and other governmental policies; competition in all aspects of our business; political, economic, legal, operational and other risks inherent in operating globally; acts of terrorism, natural disasters, pandemics and global conflicts; the risks and uncertainties relating to our strategic transactions; ongoing concerns about the financial stability of some countries in Europe, the failure or instability of any of our significant counterparties in Europe, or a breakup of the Eurozone; continuing uncertainty in financial markets and weakness in the economy generally; continuing low or volatile interest rates; market volatility; write-downs of securities that we own and other losses related to volatile and illiquid market conditions; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; the impact of decreased cross-border investment activity on our foreign exchange revenues; any material reduction in our credit ratings or the credit ratings of certain of our bank subsidiaries; the failure or instability of any of our significant counterparties, and our assumption of credit and counterparty risk; credit, regulatory and reputation risks as a result of our tri-party repo collateral agency services; the impact of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves; tax law changes or challenges to our tax positions; changes in accounting standards; risks associated with being a holding company, including our dependence on dividends from our subsidiaries; and the impact of provisions of U.S. banking laws and regulations, Delaware law or failure to pay full and timely dividends on our preferred stock on our ability to return capital to shareholders.

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

BNY Mellon 125

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the second quarter of 2015. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - second quarter of 2015
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at June 30, 2015
April 2015	13,920	$43.05	13,920	$2,503
May 2015	14	42.74	14	2,502
June 2015	5,442	43.10	5,442	2,268
Second quarter of 2015 (a)	19,376	43.07	19,376	2,268	(b)

(a)
Includes 94 thousand shares repurchased at a purchase price of $4 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $43.07.

(b)
Represents the maximum value of the shares authorized to be repurchased through the second quarter of 2016, including employee benefit plan repurchases, in connection with the Federal Reserve’s non-objection to our 2015 capital plan.

On March 11, 2015, in connection with the Federal Reserve’s non-objection to our 2015 capital plan, BNY Mellon announced a stock purchase program providing for the repurchase of an aggregate of $3.1 billion of common stock, of which $700 million was contingent on a prior issuance of $1 billion of qualifying preferred stock. The Company completed the issuance of preferred stock on April 28, 2015. The 2015 capital plan began in the second quarter of 2015 and continues through the second quarter of 2016.

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

The list of exhibits required to be filed as exhibits to this report appears on page 128 hereof, under “Index to Exhibits,” which is incorporated herein by reference.

126 BNY Mellon

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: August 7, 2015	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

BNY Mellon 127

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
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of June 30, 2015. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

128 BNY Mellon

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

BNY Mellon 129