Form 10-Q
period 2015-09-30
Bank of New York Mellon Corp
filed 2015-11-06
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

or

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File No. 001-35651

THE BANK OF NEW YORK MELLON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2614959
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

225 Liberty Street
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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ___    No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Sept. 30, 2015
Common Stock, $0.01 par value	1,092,952,592

THE BANK OF NEW YORK MELLON CORPORATION

Third Quarter 2015 Form 10-Q
Table of Contents

Page
Consolidated Financial Highlights (unaudited)	2

Part I - Financial Information
Items 2. and 3. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk:
General	4
Overview	4
Key third quarter 2015 and subsequent events	4
Highlights of third quarter 2015 results	5
Fee and other revenue	7
Net interest revenue	10
Average balances and interest rates	11
Noninterest expense	13
Income taxes	14
Review of businesses	14
Critical accounting estimates	25
Consolidated balance sheet review	25
Liquidity and dividends	37
Capital	42
Trading activities and risk management	48
Asset/liability management	50
Off-balance sheet arrangements	51
Supplemental information - Explanation of GAAP and Non-GAAP financial measures	52
Recent accounting and regulatory developments	57
Website information	61

Item 1. Financial Statements:
Consolidated Income Statement (unaudited)	62
Consolidated Comprehensive Income Statement (unaudited)	64
Consolidated Balance Sheet (unaudited)	65
Consolidated Statement of Cash Flows (unaudited)	66
Consolidated Statement of Changes in Equity (unaudited)	67

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Financial Highlights (unaudited)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Results applicable to common shareholders of The Bank of New York Mellon Corporation:
Net income	$820	$830	$1,070	$2,416	$2,285
Basic earnings per share	0.74	0.74	0.93	2.15	1.98
Diluted earnings per share	0.74	0.73	0.93	2.13	1.97

Fee and other revenue	$3,053	$3,067	$3,851	$9,132	$9,714
(Loss) income from consolidated investment management funds	(22)	40	39	70	121
Net interest revenue	759	779	721	2,266	2,168
Total revenue	$3,790	$3,886	$4,611	$11,468	$12,003

Return on common equity (annualized) (a)	9.1%	9.4%	11.6%	9.1%	8.4%
Non-GAAP (a)(b)	9.7%	10.3%	8.5%	9.7%	8.2%

Return on tangible common equity (annualized) – Non-GAAP (a)	20.8%	21.5%	26.2%	20.9%	19.6%
Non-GAAP adjusted (a)(b)	21.0%	22.5%	18.4%	21.2%	18.1%

Return on average assets (annualized)	0.87%	0.88%	1.12%	0.86%	0.83%

Fee revenue as a percentage of total revenue excluding net securities gains	80%	79%	83%	80%	81%

Percentage of non-U.S. total revenue (c)	37%	36%	43%	37%	39%

Pre-tax operating margin (a)	29%	30%	36%	29%	28%
Non-GAAP (a)(b)	31%	33%	29%	31%	28%

Net interest margin (FTE)	0.98%	1.00%	0.94%	0.98%	0.99%

Assets under management at period end (in billions) (d)	$1,625	$1,700	$1,620	$1,625	$1,620
Assets under custody and/or administration (“AUC/A”) at period end (in trillions) (e)	$28.5	$28.6	$28.3	$28.5	$28.3
Market value of securities on loan at period end (in billions) (f)	$288	$283	$282	$288	$282

Average common shares and equivalents outstanding (in thousands):
Basic	1,098,003	1,113,790	1,126,946	1,110,056	1,133,006
Diluted	1,105,645	1,122,135	1,134,871	1,117,975	1,139,718

Capital ratios	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014
Consolidated regulatory capital ratios: (g)
Common equity Tier 1 (“CET1”) ratio	10.5%	10.9%	11.2%
Tier 1 capital ratio	11.9%	12.5%	12.2%
Total (Tier 1 plus Tier 2) capital ratio	12.2%	12.8%	12.5%
Leverage capital ratio	5.9%	5.8%	5.6%

BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.1%	9.7%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.4%	9.0%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.2%	6.2%	6.5%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio: (h)
Standardized Approach	9.9%	10.0%	10.6%
Advanced Approach	9.3%	9.9%	9.8%

Estimated supplementary leverage ratio (“SLR”) (i)	4.8%	4.6%	4.4%

2 BNY Mellon

Consolidated Financial Highlights (unaudited) (continued)

	Quarter ended			Year-to-date
(dollar amounts in millions, except per common share amounts and unless otherwise noted)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Selected average balances
Interest-earning assets	$315,672	$318,596	$311,603	$314,152	$299,064
Assets of operations	$371,328	$375,999	$370,167	$371,156	$357,301
Total assets	$373,453	$378,279	$380,409	$373,400	$368,297
Interest-bearing deposits	$169,753	$170,716	$164,233	$166,700	$160,006
Noninterest-bearing deposits	$85,046	$84,890	$82,334	$86,493	$80,531
Preferred stock	$2,552	$2,313	$1,562	$2,146	$1,562
Total The Bank of New York Mellon Corporation common shareholders’ equity	$35,588	$35,516	$36,751	$35,530	$36,537

Other information at period end
Cash dividends per common share	$0.17	$0.17	$0.17	$0.51	$0.49
Common dividend payout ratio	23%	23%	18%	24%	25%
Common dividend yield (annualized)	1.7%	1.6%	1.7%	1.7%	1.7%
Closing stock price per common share	$39.15	$41.97	$38.73	$39.15	$38.73
Market capitalization	$42,789	$46,441	$43,599	$42,789	$43,599
Book value per common share – GAAP (a)	$32.59	$32.28	$32.77	$32.59	$32.77
Tangible book value per common share – Non-GAAP (a)	$15.16	$14.86	$15.30	$15.16	$15.30
Full-time employees	51,300	50,700	50,900	51,300	50,900
Common shares outstanding (in thousands)	1,092,953	1,106,518	1,125,710	1,092,953	1,125,710

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of Non-GAAP measures.

(b)
Non-GAAP excludes the gains on the sales of our equity investment in Wing Hang Bank Limited (“Wing Hang”) and our One Wall Street building, net (loss) income attributable to noncontrolling interests of consolidated investment management funds, amortization of intangible assets, M&I, litigation and restructuring charges (recoveries) and the charge related to investment management funds, net of incentives, if applicable.

(c)	Includes fee revenue, net interest revenue and income of consolidated investment management funds, net of net income attributable to noncontrolling interests.

(d)
Excludes securities lending cash management assets and assets managed in the Investment Services business. In the third quarter of 2015, prior period AUM was restated to reflect the reclassification of Meriten from the Investment Management business to the Other segment.

(e)
Includes the AUC/A of CIBC Mellon Global Securities Services Company (“CIBC Mellon”), a joint venture with the Canadian Imperial Bank of Commerce, of $1.0 trillion at Sept. 30, 2015, $1.1 trillion at June 30, 2015 and $1.2 trillion at Sept. 30, 2014.

(f)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $61 billion at Sept. 30, 2015, $68 billion at June 30, 2015 and $65 billion at Sept. 30, 2014.

(g)
The CET1, Tier 1 and Total risk-based consolidated regulatory capital ratios are based on Basel III components of capital, as phased-in, and credit risk asset risk-weightings using the U.S. capital rules’ advanced approaches framework (the “Advanced Approach”). The leverage capital ratios are based on Basel III’s definition of Tier 1 capital, as phased-in, and quarterly average total assets. For additional information on these ratios, see “Capital” beginning on page 42.

(h)
The estimated fully phased-in CET1 ratios (Non-GAAP) are based on our interpretation of U.S. capital rules, which are being gradually phased-in over a multi-year period. For additional information on these Non-GAAP ratios, see “Capital” beginning on page 42.

(i)
The estimated fully phased-in SLR (Non-GAAP) is based on our interpretation of the U.S. capital rules. When the SLR becomes effective, we expect to maintain an SLR of over 5%. The minimum required SLR is 3% and there is a 2% buffer, in addition to the minimum, that is applicable to U.S. global systemically important banks (“G-SIBs”). For additional information on these Non-GAAP ratios, see “Capital” beginning on page 42.

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

How we reported results

Throughout this Form 10-Q, certain measures, which are noted as “Non-GAAP financial measures,” exclude certain items or otherwise include components that differ from U.S. generally accepted accounting principles (“GAAP”). BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons using measures that relate to our ability to enhance revenues and limit expenses in circumstances where such matters are within our control. We also present the net interest revenue and net interest margin on a fully taxable equivalent (“FTE”) basis. We believe that this presentation allows for comparison of amounts arising from both taxable and tax-exempt sources and is consistent with industry practice. Certain immaterial reclassifications have been made to prior periods to place them on a basis comparable with the current period presentation. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of financial measures presented in accordance with GAAP to adjusted Non-GAAP financial measures.

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

Overview

BNY Mellon is the corporate brand of The Bank of New York Mellon Corporation (NYSE symbol: BK). BNY Mellon is a global investments company dedicated to helping its clients manage and service their financial assets throughout the investment lifecycle. Whether providing financial services for institutions, corporations or individual investors, BNY Mellon delivers informed investment management and investment services in 35 countries and more than 100 markets. As of Sept. 30, 2015, BNY Mellon had $28.5 trillion in assets under custody and/or administration, and $1.6 trillion in assets under management. BNY Mellon can act as a single point of contact for clients looking to create, trade, hold, manage, service, distribute or restructure investments.

Key third quarter 2015 and subsequent events

Corporate Headquarters

On Oct. 1, 2015, BNY Mellon relocated its corporate headquarters to Brookfield Place in lower Manhattan’s Battery Park City. This move is part of the Company’s previously-announced decision to consolidate and streamline operations. The previous corporate headquarters was located at One Wall Street in lower Manhattan, which was sold in the third quarter of 2014.

SunGard matter

In August 2015, the SunGard U.S. InvestOne fund accounting platform environment we use to process net asset values (“NAVs”) became corrupted during an operating system upgrade undertaken by SunGard, impacting certain mutual fund, exchange-traded fund and unregistered collective fund clients.  The resulting outage delayed or prevented us from being able to deliver system-generated NAVs and client reports to these clients in a timely manner during the

4 BNY Mellon

week of Aug. 24-28, 2015.  During the period when system-generated NAVs were delayed, we were generally able to provide our fund clients with daily NAVs using alternative procedures, as directed by them.  System-generated NAVs returned to daily production on Monday, Aug. 31, 2015.

Sale of Meriten Investment Management

On July 31, 2015, BNY Mellon completed the sale of Meriten Investment Management GmbH, a German-based investment management boutique with approximately $23 billion in assets under management.

Outsourcing agreement

As announced on June 2, 2015, BNY Mellon was selected to provide portfolio and fund accounting services to support T. Rowe Price’s investment operation, which had assets valued in excess of $770 billion as of March 31, 2015. In addition to supporting T. Rowe Price’s portfolio accounting services through our Eagle/OnCore platform, BNY Mellon is providing a range of fund accounting and administration services.

In August 2015, approximately 220 T. Rowe Price associates – the majority based in the Baltimore area – became BNY Mellon employees.

Highlights of third quarter 2015 results

We reported net income applicable to common shareholders of $820 million, or $0.74 per diluted common share, in the third quarter of 2015. In the third quarter of 2014, net income applicable to common shareholders was $1.1 billion, or $0.93 per diluted common share, or $734 million, or $0.64 per diluted common share (Non-GAAP), adjusted for gains related to the sales of our equity investment in Wing Hang and our One Wall Street building, net of litigation and restructuring charges. In the second quarter of 2015, net income applicable to common shareholders totaled $830 million, or $0.73 per diluted common share, or $868 million or $0.77 per diluted common share (Non-GAAP), adjusted for litigation and restructuring charges. See “Supplemental information - Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for the reconciliation of Non-GAAP measures.

Highlights of the third quarter of 2015 include:

•
AUC/A totaled $28.5 trillion compared with $28.3 trillion at Sept. 30, 2014. The increase primarily reflects net new business, partially offset by the unfavorable impact of a stronger U.S. dollar and lower equity market values. (See “Investment Services business” beginning on page 21).

•
AUM, excluding securities lending cash management assets and assets managed in the Investment Services business, totaled $1.63 trillion compared with $1.62 trillion at Sept. 30, 2014. The increase resulted from higher market values, the Cutwater acquisition and net new business offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Management business” beginning on page 18).

•
Investment services fees totaled $1.85 billion, an increase of 2% compared with $1.82 billion in the third quarter of 2014. The increase reflects net new business and organic growth, primarily in Global Collateral Services, Broker-Dealer Services and Asset Servicing, and higher clearing services revenue, partially offset by the unfavorable impact of a stronger U.S. dollar. (See “Investment Services business” beginning on page 21).

•
Investment management and performance fees totaled $829 million compared with $881 million in the third quarter of 2014, a decrease of 6%, or a decrease of 2% on a constant currency basis (Non-GAAP). The decrease was primarily driven by lower performance fees, lower equity market values, net outflows and the sale of Meriten, partially offset by the impact of the acquisition of Cutwater Asset Management (“Cutwater”) in the first quarter of 2015 and strategic initiatives. (See “Investment Management business” beginning on page 18).

•
Foreign exchange and other trading revenue totaled $179 million compared with $153 million in the third quarter of 2014. Foreign exchange revenue totaled $180 million, an increase of 17% compared with $154 million in the third quarter of 2014. The increase was driven by higher volatility and volumes. (See “Fee and other revenue” beginning on page 7).

BNY Mellon 5

•
Financing-related fees totaled $71 million compared with $44 million in the third quarter of 2014. The increase was primarily driven by higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity and higher underwriting fees. (See “Fee and other revenue” beginning on page 7).

•
Investment and other income totaled $59 million compared with $890 million in the third quarter of 2014. The decrease primarily reflects gains on the sales of our equity investment in Wing Hang and our One Wall Street building in the third quarter of 2014. (See “Fee and other revenue” beginning on page 7).

•
Net interest revenue totaled $759 million compared with $721 million in the third quarter of 2014. The increase primarily reflects higher securities and loans due to higher deposits and a shift out of cash, and lower interest expense on deposits. (See “Net interest revenue” beginning on page 10).

•
The provision for credit losses was $1 million in the third quarter of 2015 and a credit of $19 million in the third quarter of 2014. (See “Asset quality and allowance for credit losses” beginning on page 34).

•
Noninterest expense totaled $2.68 billion compared with $2.97 billion in the third quarter of 2014. The decrease reflects lower expenses in all categories, except other expense. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar, lower legal and consulting expenses and the benefit of the business improvement process which focuses on reducing structural costs. The decrease was partially offset by higher consulting expenses associated with regulatory requirements. (See “Noninterest expense” beginning on page 13).

•	The provision for income taxes was $282 million (25.4% effective tax rate). (See “Income taxes” on page 14).

•
The net unrealized pre-tax gain on the investment securities portfolio was $1.0 billion compared with $752 million at June 30, 2015. The increase was primarily driven by a decline in interest rates. (See “Investment securities” beginning on page 29).

•
Our estimated CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.3% at Sept. 30, 2015 and 9.9% at June 30, 2015. Our estimated CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 9.9% at Sept. 30, 2015 and 10.0% at June 30, 2015. (See “Capital” beginning on page 42).

6 BNY Mellon

Fee and other revenue

Fee and other revenue								YTD15
				3Q15 vs.		Year-to-date		vs.
(dollars in millions, unless otherwise noted)	3Q15	2Q15	3Q14	2Q15	3Q14	2015	2014	YTD14
Investment services fees:
Asset servicing (a)	$1,057	$1,060	$1,025	—%	3%	$3,155	$3,056	3%
Clearing services	345	347	337	(1)	2	1,036	988	5
Issuer services	313	234	315	34	(1)	779	775	1
Treasury services	137	144	142	(5)	(4)	418	419	—
Total investment services fees	1,852	1,785	1,819	4	2	5,388	5,238	3
Investment management and performance fees	829	878	881	(6)	(6)	2,574	2,607	(1)
Foreign exchange and other trading revenue	179	187	153	(4)	17	595	419	42
Financing-related fees	71	58	44	22	61	169	126	34
Distribution and servicing	41	39	44	5	(7)	121	130	(7)
Investment and other income	59	104	890	(43)	N/M	223	1,134	N/M
Total fee revenue	3,031	3,051	3,831	(1)	(21)	9,070	9,654	(6)
Net securities gains	22	16	20	N/M	N/M	62	60	N/M
Total fee and other revenue	$3,053	$3,067	$3,851	—%	(21)%	$9,132	$9,714	(6)%

AUM at period end (in billions) (b)	$1,625	$1,700	$1,620	(4)%	—%	$1,625	$1,620	—%
AUC/A at period end (in trillions) (c)	$28.5	$28.6	$28.3	—%	1%	$28.5	$28.3	1%

(a)
Asset servicing fees include securities lending revenue of $38 million in the third quarter of 2015, $49 million in the second quarter of 2015, $37 million in the third quarter of 2014, $130 million in the first nine months of 2015 and $121 million in the first nine months of 2014.

(b)
Excludes securities lending cash management assets and assets managed in the Investment Services business. In the third quarter of 2015, prior period AUM was restated to reflect the reclassification of Meriten from the Investment Management business to the Other segment.

(c)	Includes the AUC/A of CIBC Mellon of $1.0 trillion at Sept. 30, 2015, $1.1 trillion at June 30, 2015 and $1.2 trillion at Sept. 30, 2014.
N/M – Not meaningful.

Fee and other revenue decreased 21% compared with the third quarter of 2014 and was flat compared with the second quarter of 2015. The year-over-year decrease reflects the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, as well as lower investment management and performance fees, partially offset by higher asset servicing fees, financing-related fees, foreign exchange and other trading revenue and clearing services fees. Sequentially, lower investment management and performance fees and investment and other income were offset by higher issuer services and financing-related fees.

Investment services fees

Investment services fees were impacted by the following compared with the third quarter of 2014 and the second quarter of 2015:

•
Asset servicing fees increased 3% compared with the third quarter of 2014 and were flat compared with the second quarter of 2015. The year-over-year increase primarily reflects organic growth in the Global Collateral Services, Broker-Dealer

Services and Asset Servicing businesses, and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. Sequentially, organic growth and net new business were offset by lower securities lending revenue and lower market values.

•
Clearing services fees increased 2% compared with the third quarter of 2014 and decreased 1% (unannualized) compared with the second quarter of 2015. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees.

•
Issuer services fees decreased 1% compared with the third quarter of 2014 and increased 34% (unannualized) compared with the second quarter of 2015. The year-over-year decrease primarily reflects lower fees in Depositary Receipts and the unfavorable impact of a stronger U.S. dollar in Corporate Trust, partially offset by net new business in Corporate Trust. The sequential increase primarily reflects seasonally higher fees in Depositary Receipts.

•	Treasury services fees decreased 4% compared with the third quarter of 2014 and 5% (unannualized) compared with the second quarter

BNY Mellon 7

of 2015. Both decreases primarily reflect lower payment volumes.

See the “Investment Services business” in “Review of businesses” for additional details.

Investment management and performance fees

Investment management and performance fees totaled $829 million in the third quarter of 2015, a decrease of 6% compared with the third quarter of 2014, or a decrease of 2% on a constant currency basis (Non-GAAP). The decrease was primarily driven by lower performance fees, lower equity market values and net outflows, partially offset by the impact of the acquisition of Cutwater in the first quarter of 2015 and strategic initiatives. Compared with the second quarter of 2015, investment management and performance fees decreased 6% (unannualized) primarily reflecting lower equity market values, net outflows and seasonally lower performance fees. Both decreases also reflect the sale of Meriten in July 2015. Performance fees were $7 million in the third quarter of 2015 compared with $22 million in the third quarter of 2014 and $20 million in the second quarter of 2015.

Total AUM for the Investment Management business was $1.63 trillion at Sept. 30, 2015, flat compared with Sept. 30, 2014 and a decrease of 4% compared with June 30, 2015. Year-over-year, higher market values, the Cutwater acquisition and net new business were offset by the unfavorable impact of a stronger U.S. dollar. The sequential decreased primarily reflects lower equity market values. Net long-term outflows were $5 billion in the third quarter of 2015 driven by index, equity and fixed income investments, partially offset by liability-driven and alternative investments. Net short-term outflows were $10 billion in the third quarter of 2015.

See the “Investment Management business” in “Review of businesses” for additional details.

Foreign exchange and other trading revenue

Foreign exchange and other trading revenue				Year-to-date
(in millions)	3Q15	2Q15	3Q14	2015	2014
Foreign exchange	$180	$181	$154	$578	$413
Other trading revenue (loss)	(1)	6	(1)	17	6
Total foreign exchange and other trading revenue	$179	$187	$153	$595	$419

Foreign exchange and other trading revenue totaled $179 million in the third quarter of 2015, $153 million in the third quarter of 2014 and $187 million in the second quarter of 2015. Foreign exchange revenue totaled $180 million in the third quarter of 2015, an increase of 17% compared with the third quarter of 2014 and a decrease of 1% (unannualized) compared with the second quarter of 2015. The year-over-year increase primarily reflects higher volatility and volumes. Foreign exchange revenue is reported in the Investment Services business and the Other segment. Other trading revenue is reported in all three business segments.

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

A shift by custody clients from the standing instruction programs to other trading options combined with competitive market pressures on the foreign exchange business is negatively impacting our foreign exchange revenue. For the quarter ended Sept. 30, 2015, our total revenue for all types of foreign exchange trading transactions was $180 million, or approximately 5% of our total revenue, and approximately 34% of our foreign exchange revenue resulted from foreign exchange transactions undertaken through our standing instruction programs.

We continue to invest in our foreign exchange trading and execution capabilities, which is leading towards enhanced client service and higher volumes.

8 BNY Mellon

Financing-related fees

Financing-related fees, which are primarily reported in the Other segment, include capital markets fees, loan commitment fees and credit-related fees. Financing-related fees totaled $71 million in the third quarter of 2015, $44 million in the third quarter of 2014 and $58 million in the second quarter of 2015. The year-over-year increase primarily reflects higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity. Both increases also reflect higher underwriting fees.

Distribution and servicing fees

Distribution and servicing fee revenue was $41 million in the third quarter of 2015, $44 million in the third quarter of 2014 and $39 million in the second quarter of 2015.

Investment and other income

Investment and other income				Year-to-date
(in millions)	3Q15	2Q15	3Q14	2015	2014
Corporate/bank-owned life insurance	$32	$31	$34	$96	$94
Lease residual gains	—	54	5	53	44
Expense reimbursements from joint venture	16	17	13	47	40
Seed capital gains (losses) (a)	7	2	(1)	25	20
Private equity gains	1	3	2	1	5
Asset-related gains (losses)	(9)	1	836	(5)	852
Equity investment revenue (loss)	(6)	(7)	(9)	(17)	6
Other income	18	3	10	23	73
Total investment and other income	$59	$104	$890	$223	$1,134

(a)
Does not include the gain (loss) on seed capital investments in consolidated investment management funds which are reflected in operations of consolidated investment management funds, net of noncontrolling interests.

Investment and other income, which is primarily reported in the Other segment and Investment Management business, includes corporate and bank-owned life insurance contracts, lease residual gains, expense reimbursements from our CIBC Mellon joint venture, seed capital gains and losses, gains on private equity investments, asset-related gains and losses, equity investment revenue and loss and other income. Expense reimbursements from our CIBC Mellon joint venture relate to expenses incurred by BNY Mellon on behalf of the CIBC Mellon joint venture. Asset-related gains and losses include real estate, loans and other asset dispositions. Other income primarily includes foreign currency remeasurement gain (loss), other investments and various miscellaneous revenues. Investment and other income was $59 million in the third quarter of 2015 compared with $890 million in the third quarter of 2014 and $104 million in the second quarter of 2015. The year-over-year decrease primarily reflects the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, both recorded in the third quarter of 2014. The sequential decrease primarily reflects lower leasing gains.

Year-to-date 2015 compared with year-to-date 2014

Fee and other revenue for the first nine months of 2015 totaled $9.1 billion compared with $9.7 billion in the first nine months of 2014. The decrease reflects the impact of the third quarter 2014 gains on the sales of our equity investment in Wing Hang and our One Wall Street building as well as lower investment management and performance fees, partially offset by higher foreign exchange and other trading revenue, asset servicing fees, clearing services fees, and financing-related fees.

The decrease in investment management and performance fees primarily reflects the unfavorable impact of a stronger U.S. dollar and lower performance fees, partially offset by higher equity market values. The increase in foreign exchange and other trading revenue primarily reflects higher volatility and volumes. The increase in asset servicing fees reflects organic growth in the Global Collateral Services, Broker-Dealer Services and Asset Servicing businesses, and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. The increase in clearing services fees is primarily attributed to higher mutual fund and asset-based fees, as well as higher clearance and custody revenue. The increase in financing related fees primarily reflects higher fees related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

BNY Mellon 9

Net interest revenue

Net interest revenue										YTD15
				3Q15 vs.				Year-to-date		vs.
(dollars in millions)	3Q15	2Q15	3Q14	2Q15		3Q14		2015	2014	YTD14
Net interest revenue (non-FTE)	$759	$779	$721	(3)%		5%		$2,266	$2,168	5%
Tax equivalent adjustment	14	15	15	(7)		(7)		44	48	(8)
Net interest revenue (FTE) – Non-GAAP	$773	$794	$736	(3)%		5%		$2,310	$2,216	4%
Average interest-earning assets	$315,672	$318,596	$311,603	(1)%		1%		$314,152	$299,064	5%
Net interest margin (FTE)	0.98%	1.00%	0.94%	(2	) bps	4	bps	0.98%	0.99%	(1	) bps
FTE – fully taxable equivalent.
bps – basis points.

Net interest revenue totaled $759 million in the third quarter of 2015, an increase of $38 million compared with the third quarter of 2014 and a decrease of $20 million compared with the second quarter of 2015. The year-over-year increase primarily reflects higher securities and loans due to higher deposits and a shift out of cash, and lower interest expense on deposits. The sequential decrease primarily reflects lower average securities and the impact of interest rate hedging activities.

Average non-U.S. dollar deposits comprised approximately 20% of our average total deposits. Approximately half of the average non-U.S dollar deposits were Euro-denominated.

The net interest margin (FTE) was 0.98% in the third quarter of 2015 compared with 0.94% in the third quarter of 2014 and 1.00% in the second quarter of 2015. The year-over-year increase and the sequential decrease primarily reflect the factors noted above.

Year-to-date 2015 compared with year-to-date 2014

Net interest revenue totaled $2.3 billion in the first nine months of 2015, an increase of 5% compared with the first nine months of 2014. The increase in net interest revenue primarily reflects higher securities and loans due to higher deposits, the shift out of cash and lower interest expense incurred on deposits, partially offset by lower yields on interest-earning assets. The net interest margin (FTE) was 0.98% in the first nine months of 2015, compared with 0.99% in the first nine months of 2014. The decrease in the net interest margin (FTE) primarily reflects lower yields on interest-earning assets, partially offset by lower deposit rates.

10 BNY Mellon

Average balances and interest rates	Quarter ended
	Sept. 30, 2015		June 30, 2015		Sept. 30, 2014
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$20,549	0.45%	$20,235	0.56%	$34,882	0.66%
Interest-bearing deposits held at the Federal Reserve and other central banks	84,175	0.20	81,846	0.21	88,713	0.23
Federal funds sold and securities purchased under resale agreements	25,366	0.61	23,545	0.61	15,683	0.61
Margin loans	19,839	1.05	20,467	1.01	18,108	1.04
Non-margin loans:
Domestic offices	27,411	2.15	26,716	2.06	23,826	2.20
Foreign offices	14,407	1.13	13,893	1.19	12,901	1.30
Total non-margin loans	41,818	1.80	40,609	1.77	36,727	1.88
Securities:
U.S. Government obligations	23,935	1.52	28,331	1.42	23,067	1.38
U.S. Government agency obligations	55,624	1.76	56,332	1.77	46,186	1.67
State and political subdivisions – tax-exempt	4,465	2.81	5,021	2.67	5,830	2.54
Other securities	37,164	1.28	38,957	1.24	36,972	1.37
Trading securities	2,737	2.74	3,253	2.63	5,435	2.36
Total securities	123,925	1.63	131,894	1.59	117,490	1.59
Total interest-earning assets	$315,672	1.08%	$318,596	1.08%	$311,603	1.05%
Allowance for loan losses	(184)		(190)		(187)
Cash and due from banks	6,140		6,785		6,225
Other assets	49,700		50,808		52,526
Assets of consolidated investment management funds	2,125		2,280		10,242
Total assets	$373,453		$378,279		$380,409
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,518	0.08%	$7,213	0.09%	$5,320	0.11%
Savings	1,279	0.27	1,326	0.27	1,258	0.28
Demand deposits	3,105	0.25	3,109	0.20	2,566	0.21
Time deposits	43,529	0.04	46,807	0.03	41,248	0.04
Foreign offices	114,322	—	112,261	—	113,841	0.05
Total interest-bearing deposits	169,753	0.02	170,716	0.02	164,233	0.06
Federal funds purchased and securities sold under repurchase agreements	14,796	(0.04)	16,732	(0.02)	20,620	(0.07)
Trading liabilities	475	1.42	632	1.84	2,806	0.84
Other borrowed funds	628	1.18	903	1.26	933	0.47
Commercial paper	2,195	0.11	2,892	0.10	3,654	0.07
Payables to customers and broker-dealers	11,504	0.06	11,234	0.07	9,705	0.10
Long-term debt	21,070	1.21	20,625	0.99	20,429	1.12
Total interest-bearing liabilities	$220,421	0.14%	$223,734	0.12%	$222,380	0.16%
Total noninterest-bearing deposits	85,046		84,890		82,334
Other liabilities	27,880		29,840		27,369
Liabilities and obligations of consolidated investment management funds	841		857		8,879
Total liabilities	334,188		339,321		340,962
Temporary equity
Redeemable noncontrolling interests	252		235		244
Permanent equity
Total BNY Mellon shareholders’ equity	38,140		37,829		38,313
Noncontrolling interests	873		894		890
Total permanent equity	39,013		38,723		39,203
Total liabilities, temporary equity and permanent equity	$373,453		$378,279		$380,409
Net interest margin (FTE)		0.98%		1.00%		0.94%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

BNY Mellon 11

Average balances and interest rates	Year-to-date
	Sept. 30, 2015		Sept. 30, 2014
(dollar amounts in millions, presented on an FTE basis)	Average balance	Average rates	Average balance	Average rates
Assets
Interest-earning assets:
Interest-bearing deposits with banks (primarily foreign banks)	$20,946	0.52%	$39,283	0.71%
Interest-bearing deposits held at the Federal Reserve and other central banks	82,405	0.21	82,939	0.25
Federal funds sold and securities purchased under resale agreements	23,127	0.61	13,413	0.60
Margin loans	20,118	1.02	17,008	1.05
Non-margin loans:
Domestic offices	26,469	2.11	22,804	2.27
Foreign offices	13,649	1.18	13,510	1.30
Total non-margin loans	40,118	1.80	36,314	1.91
Securities:
U.S. Government obligations	26,560	1.44	19,269	1.52
U.S. Government agency obligations	54,911	1.74	44,034	1.73
State and political subdivisions – tax-exempt	4,897	2.70	6,328	2.54
Other securities	38,059	1.28	35,081	1.52
Trading securities	3,011	2.61	5,395	2.38
Total securities	127,438	1.60	110,107	1.71
Total interest-earning assets	$314,152	1.08%	$299,064	1.11%
Allowance for loan losses	(188)		(198)
Cash and due from banks	6,376		5,726
Other assets	50,816		52,709
Assets of consolidated investment management funds	2,244		10,996
Total assets	$373,400		$368,297
Liabilities
Interest-bearing liabilities:
Interest-bearing deposits:
Money market rate accounts	$7,186	0.09%	$5,384	0.12%
Savings	1,344	0.28	1,160	0.27
Demand deposits	3,138	0.22	2,878	0.13
Time deposits	44,533	0.03	41,871	0.04
Foreign offices	110,499	0.01	108,713	0.06
Total interest-bearing deposits	166,700	0.03	160,006	0.06
Federal funds purchased and securities sold under repurchase agreements	15,139	(0.04)	18,073	(0.08)
Trading liabilities	633	1.41	2,595	1.08
Other borrowed funds	841	1.12	1,080	0.49
Commercial paper	2,071	0.10	1,922	0.07
Payables to customers and broker-dealers	11,225	0.06	9,171	0.09
Long-term debt	20,635	1.14	20,404	1.12
Total interest-bearing liabilities	$217,244	0.14%	$213,251	0.16%
Total noninterest-bearing deposits	86,493		80,531
Other liabilities	30,004		25,620
Liabilities and obligations of consolidated investment management funds	900		9,724
Total liabilities	334,641		329,126
Temporary equity
Redeemable noncontrolling interests	240		238
Permanent equity
Total BNY Mellon shareholders’ equity	37,676		38,099
Noncontrolling interests	843		834
Total permanent equity	38,519		38,933
Total liabilities, temporary equity and permanent equity	$373,400		$368,297
Net interest margin (FTE)		0.98%		0.99%

Note:	Interest and average rates were calculated on a taxable equivalent basis, at tax rates approximating 35%, using dollar amounts in thousands and actual number of days in the year.

12 BNY Mellon

Noninterest expense

Noninterest expense								YTD15
				3Q15 vs.		Year-to-date		vs.
(dollars in millions)	3Q15	2Q15	3Q14	2Q15	3Q14	2015	2014	YTD14
Staff:
Compensation	$905	$877	$909	3%	—%	$2,653	$2,737	(3)%
Incentives	326	349	340	(7)	(4)	1,100	1,012	9
Employee benefits	206	208	228	(1)	(10)	603	678	(11)
Total staff	1,437	1,434	1,477	—	(3)	4,356	4,427	(2)
Professional, legal and other purchased services	301	299	323	1	(7)	902	949	(5)
Software	154	158	154	(3)	—	470	460	2
Net occupancy	152	149	154	2	(1)	452	460	(2)
Distribution and servicing	95	96	107	(1)	(11)	289	326	(11)
Sub-custodian	65	75	67	(13)	(3)	210	216	(3)
Furniture and equipment	72	70	80	3	(10)	212	247	(14)
Business development	59	72	61	(18)	(3)	192	193	(1)
Other	268	250	250	7	7	760	820	(7)
Amortization of intangible assets	66	65	75	2	(12)	197	225	(12)
M&I, litigation and restructuring charges	11	59	220	N/M	N/M	67	330	N/M
Total noninterest expense – GAAP	$2,680	$2,727	$2,968	(2)%	(10)%	$8,107	$8,653	(6)%

Total staff expense as a percentage of total revenue	38%	37%	32%			38%	37%

Full-time employees at period end	51,300	50,700	50,900	1%	1%	51,300	50,900	1%

Memo:
Total noninterest expense excluding amortization of intangible assets, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives – Non-GAAP	$2,603	$2,603	$2,673	—%	(3)%	$7,843	$7,994	(2)%
N/M – Not meaningful.

Total noninterest expense was $2.7 billion in the third quarter of 2015, a decrease of 10% compared with the third quarter of 2014 and a decrease of 2% (unannualized) compared with the second quarter of 2015. Excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP), noninterest expense decreased 3% compared with the third quarter of 2014 and was flat compared with the second quarter of 2015. The year-over-year decrease primarily reflects lower expenses in all categories, except other expenses. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar, lower legal and consulting expenses and the benefit of the business improvement process which focuses on reducing structural costs. The decrease was partially offset by higher consulting expenses associated with regulatory requirements. Sequentially, the annual merit increase and higher severance and other expenses were offset by lower incentive, business development and sub-custodian expenses. Other expense in the third quarter of 2015 includes a charge to cover out-of-pocket and other incidental expenses incurred by clients impacted by the SunGard systems outage.

We continue to invest in our risk management, regulatory compliance and other control functions in light of increasing regulatory requirements. As a result, we expect an increase in our expense run rate relating to these functions.

Staff expense

Given our mix of fee-based businesses, which are staffed with high-quality professionals, staff expense comprised 55% of total noninterest expense in the third quarter of 2015, third quarter of 2014 and second quarter of 2015, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP).

Staff expense was $1.4 billion in the third quarter of 2015, a decrease of 3% compared with the third quarter of 2014 and flat compared with the second quarter of 2015. The decrease compared with the third quarter of 2014 primarily reflects the favorable impact of a stronger U.S. dollar, the impact of curtailing the U.S. pension plan and lower incentive expense, partially offset by the annual employee

BNY Mellon 13

merit increase and higher severance expense. Sequentially, the annual employee merit increase and higher severance were offset by lower incentives.

Non-staff expense

Non-staff expense, excluding amortization of intangible assets and M&I, litigation and restructuring charges (Non-GAAP), totaled $1.2 billion in the third quarter of 2015, a decrease of 3% compared with the third quarter of 2014 and flat compared with the second quarter of 2015. The decrease compared with the third quarter of 2014 reflects lower expenses in nearly all categories, except other expense. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar, lower legal and consulting expenses and the benefit of the business improvement process which focuses on reducing structural costs. The decrease was partially offset by higher consulting expenses associated with regulatory requirements. Sequentially, higher other expense was offset by lower business development and sub-custodian expenses.

For additional information on restructuring charges, see Note 10 of the Notes to Consolidated Financial Statements.

Year-to-date 2015 compared with year-to-date 2014

Noninterest expense totaled $8.1 billion in the first nine months of 2015, a decrease of 6%, compared with $8.7 billion in the first nine months of 2014. The decrease primarily reflects lower expenses in nearly all categories, except incentive and software expenses. The lower expenses primarily reflect the favorable impact of a stronger U.S. dollar, the benefit of the business improvement process which focuses on reducing structural costs, lower litigation and restructuring charges, the charge related to investment management funds, net of incentives, which was recorded in 2014 and the impact of curtailing the U.S. pension plan, partially offset by the impact of the new EU Single Resolution Fund and higher consulting expenses associated with regulatory requirements. The increase in incentives reflects better performance.

Income taxes

BNY Mellon recorded an income tax provision of $282 million (25.4% effective tax rate) in the third quarter of 2015. The income tax provision was $556 million (33.5% effective tax rate) in the third quarter of 2014. The gains related to the sale of our equity investment in Wing Hang and sale of our One Wall Street building and litigation expense recorded in the third quarter of 2014 primarily increased the effective tax rate by 7.1% for that quarter. The income tax provision was $276 million (23.7% effective tax rate) in the second quarter of 2015. The effective tax rate in the second quarter of 2015 was reduced by 1.4% due to the income statement presentation of consolidated investment management funds and litigation expense.

We expect the effective tax rate to be approximately 25% in the fourth quarter of 2015.

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

Business results are subject to reclassification whenever organizational changes are made or when improvements are made in the measurement principles. On July 31, 2015, BNY Mellon completed the sale of Meriten Investment Management GmbH (“Meriten”), a German-based investment management boutique. In the third quarter of 2015, we reclassified the results of Meriten from the Investment Management business to the Other segment. The reclassifications did not impact

14 BNY Mellon

the consolidated results. All prior periods have been restated.

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

The following table presents key market metrics at period end and on an average basis.

Key market metrics						3Q15 vs.		Year-to-date		YTD15 vs. YTD14
	3Q15	2Q15	1Q15	4Q14	3Q14	2Q15	3Q14	2015	2014
S&P 500 Index (a)	1920	2063	2068	2059	1972	(7) %	(3) %	1920	1972	(3) %
S&P 500 Index – daily average	2027	2102	2064	2009	1976	(4)	3	2064	1905	8
FTSE 100 Index (a)	6062	6521	6773	6566	6623	(7)	(8)	6062	6623	(8)
FTSE 100 Index – daily average	6399	6920	6793	6526	6756	(8)	(5)	6698	6733	(1)
MSCI World Index (a)	1582	1736	1741	1710	1698	(9)	(7)	1582	1698	(7)
MSCI World Index – daily average	1691	1780	1726	1695	1733	(5)	(2)	1732	1693	2
Barclays Capital Global Aggregate BondSM Index (a)(b)	346	342	348	357	361	1	(4)	346	361	(4)
NYSE and NASDAQ share volume (in billions)	206	185	187	198	173	11	19	578	556	4
JPMorgan G7 Volatility Index – daily average (c)	9.93	10.06	10.40	8.54	6.21	(1)	60	10.13	6.74	50
Average Fed Funds effective rate	0.13%	0.13%	0.11%	0.10%	0.09%	—	4 bps	0.12%	0.08%	4 bps
Foreign exchange rates vs. U.S. dollar:
British pound – average rate	$1.55	$1.53	$1.51	$1.58	$1.67	1%	(7) %	$1.53	$1.67	(8) %
Euro – average rate	1.11	1.11	1.13	1.25	1.33	—	(17)	1.11	1.36	(18)

(a)	Period end.

(b)	Unhedged in U.S. dollar terms.

(c)	The JPMorgan G7 Volatility Index is based on the implied volatility in 3-month currency options.
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

Fee waivers are highly sensitive to changes in the Fed Funds effective rate. Assuming no change in client behavior, we expect to recover approximately 70% of the pre-tax income related to fee waivers with a 50 basis point increase in the Fed Funds effective rate.

BNY Mellon 15

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$846	(a)	$2,087	$103	$3,036	(a)
Net interest revenue	83		628	48	759
Total revenue	929	(a)	2,715	151	3,795	(a)
Provision for credit losses	—		—	1	1
Noninterest expense	692		1,863	124	2,679	(b)
Income before taxes	$237	(a)	$852	$26	$1,115	(a)(b)
Pre-tax operating margin (c)	26%		31%	N/M	29%
Average assets	$30,960		$282,159	$60,334	$373,453
Excluding amortization of intangible assets:
Noninterest expense	$668		$1,822	$123	$2,613
Income before taxes	261	(a)	893	27	1,181	(a)(b)
Pre-tax operating margin (c)	28%		33%	N/M	31%

(a)
Both total fee and other revenue and total revenue include the net loss from consolidated investment management funds of $17 million, representing $22 million of losses and a loss attributable to noncontrolling interests of $5 million. Income before taxes is net of a loss attributable to noncontrolling interests of $5 million.

(b)	Includes a loss attributable to noncontrolling interest of $1 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$913	(a)	$2,020	$137	$3,070	(a)
Net interest revenue	78		636	65	779
Total revenue	991	(a)	2,656	202	3,849	(a)
Provision for credit losses	—		—	(6)	(6)
Noninterest expense	728		1,880	118	2,726	(b)
Income before taxes	$263	(a)	$776	$90	$1,129	(a)(b)
Pre-tax operating margin (c)	27%		29%	N/M	29%
Average assets	$30,414		$290,102	$57,763	$378,279
Excluding amortization of intangible assets:
Noninterest expense	$703		$1,840	$118	$2,661
Income before taxes	288	(a)	816	90	1,194	(a)(b)
Pre-tax operating margin (c)	29%		31%	N/M	31%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $3 million, representing $40 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Includes a loss attributable to noncontrolling interest of $1 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

16 BNY Mellon

For the quarter ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$920	(a)	$2,005	$942	$3,867	(a)
Net interest revenue	69		583	69	721
Total revenue	989	(a)	2,588	1,011	4,588	(a)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	744		1,875	349	2,968
Income before taxes	$245	(a)	$713	$681	$1,639	(a)
Pre-tax operating margin (b)	25%		28%	N/M	36%
Average assets	$36,542		$266,466	$77,401	$380,409
Excluding amortization of intangible assets:
Noninterest expense	$715		$1,831	$347	$2,893
Income before taxes	274	(a)	757	683	1,714	(a)
Pre-tax operating margin (b)	28%		29%	N/M	37%

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $16 million, representing $39 million of income and noncontrolling interests of $23 million. Income before taxes is net of noncontrolling interests of $23 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,682	(a)	$6,100	$357	$9,139	(a)
Net interest revenue	235		1,863	168	2,266
Total revenue	2,917	(a)	7,963	525	11,405	(a)
Provision for credit losses	—		—	(3)	(3)
Noninterest expense	2,154		5,578	373	8,105	(b)
Income before taxes	$763	(a)	$2,385	$155	$3,303	(a)(b)
Pre-tax operating margin (c)	26%		30%	N/M	29%
Average assets	$30,910		$285,747	$56,743	$373,400
Excluding amortization of intangible assets:
Noninterest expense	$2,081		$5,456	$371	$7,908
Income before taxes	836	(a)	2,507	157	3,500	(a)(b)
Pre-tax operating margin (c)	29%		31%	N/M	31%

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $7 million, representing $70 million of income and noncontrolling interests of $63 million. Income before taxes is net of noncontrolling interests of $63 million.

(b)	Includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,760	(a)	$5,811	$1,204	$9,775	(a)
Net interest revenue	205		1,766	197	2,168
Total revenue	2,965	(a)	7,577	1,401	11,943	(a)
Provision for credit losses	—		—	(49)	(49)
Noninterest expense	2,304		5,564	785	8,653
Income before taxes	$661	(a)	$2,013	$665	$3,339	(a)
Pre-tax operating margin (b)	22%		27%	N/M	28%
Average assets	$37,821		$263,084	$67,392	$368,297
Excluding amortization of intangible assets:
Noninterest expense	$2,215		$5,432	$781	$8,428
Income before taxes	750	(a)	2,145	669	3,564	(a)
Pre-tax operating margin (b)	25%		28%	N/M	30%

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $61 million, representing $121 million of income and noncontrolling interests of $60 million. Income before taxes is net of noncontrolling interests of $60 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 17

Investment Management business

										YTD15
(dollar amounts in millions)						3Q15 vs.		Year-to-date		vs.
	3Q15	2Q15	1Q15	4Q14	3Q14	2Q15	3Q14	2015	2014	YTD14
Revenue:
Investment management fees:
Mutual funds	$301	$312	$301	$306	$315	(4)%	(4)%	$914	$925	(1)%
Institutional clients	347	363	365	364	370	(4)	(6)	1,075	1,102	(2)
Wealth management	156	160	159	157	158	(3)	(1)	475	467	2
Investment management fees	804	835	825	827	843	(4)	(5)	2,464	2,494	(1)
Performance fees	7	20	15	40	22	N/M	(68)	42	71	(41)
Investment management and performance fees	811	855	840	867	865	(5)	(6)	2,506	2,565	(2)
Distribution and servicing	37	38	38	39	40	(3)	(8)	113	118	(4)
Other (a)	(2)	20	45	6	15	N/M	N/M	63	77	N/M
Total fee and other revenue (a)	846	913	923	912	920	(7)	(8)	2,682	2,760	(3)
Net interest revenue	83	78	74	69	69	6	20	235	205	15
Total revenue	929	991	997	981	989	(6)	(6)	2,917	2,965	(2)
Noninterest expense (ex. amortization of intangible assets and the charge related to investment management funds, net of incentives)	668	703	710	716	715	(5)	(7)	2,081	2,111	(1)
Income before taxes (ex. amortization of intangible assets and the charge related to investment management funds, net of incentives)	261	288	287	265	274	(9)	(5)	836	854	(2)
Amortization of intangible assets	24	25	24	29	29	(4)	(17)	73	89	(18)
Charge related to investment management funds, net of incentives	—	—	—	—	—	—	—	—	104	N/M
Income before taxes	$237	$263	$263	$236	$245	(10)%	(3)%	$763	$661	15%

Pre-tax operating margin	26%	27%	26%	24%	25%			26%	22%
Adjusted pre-tax operating margin (b)	34%	34%	34%	33%	33%			34%	35%

Average balances:
Average loans	$12,779	$12,298	$11,634	$11,124	$10,772	4%	19%	$12,241	$10,408	18%
Average deposits	$15,282	$14,638	$15,217	$14,602	$13,762	4%	11%	$15,046	$14,004	7%

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

N/M – Not meaningful.

18 BNY Mellon

AUM trends (a)						3Q15 vs.
(dollar amounts in billions)	3Q15	2Q15	1Q15	4Q14	3Q14	2Q15	3Q14
AUM at period end, by product type:
Equity	$224	$248	$259	$260	$263	(10)%	(15)%
Fixed income	216	215	211	204	201	—	7
Index	325	366	382	356	344	(11)	(6)
Liability-driven investments (b)	520	520	510	504	455	—	14
Alternative investments	62	62	58	65	64	—	(3)
Cash	278	289	297	297	293	(4)	(5)
Total AUM	$1,625	$1,700	$1,717	$1,686	$1,620	(4)%	—%

AUM at period end, by client type:
Institutional	$1,129	$1,163	$1,188	$1,164	$1,106	(3)%	2%
Mutual funds	419	454	445	438	430	(8)	(3)
Private client	77	83	84	84	84	(7)	(8)
Total AUM	$1,625	$1,700	$1,717	$1,686	$1,620	(4)%	—%

Changes in AUM:
Beginning balance of AUM	$1,700	$1,717	$1,686	$1,620	$1,609
Net inflows (outflows):
Long-term:
Equity	(4)	(13)	(5)	(5)	(2)
Fixed income	(3)	(2)	3	4	—
Index	(10)	(9)	8	1	(3)
Liability-driven investments (b)	11	5	8	24	19
Alternative investments	1	3	1	2	—
Total long-term inflows (outflows)	(5)	(16)	15	26	14
Short term:
Cash	(10)	(11)	1	6	18
Total net inflows (outflows)	(15)	(27)	16	32	32
Net market/currency impact/acquisition	(60)	10	15	34	(21)
Ending balance of AUM	$1,625	$1,700	$1,717	$1,686	$1,620	(4)%	—%

(a)
Excludes securities lending cash management assets and assets managed in the Investment Services business. In the third quarter of 2015, prior period AUM was restated to reflect the reclassification of Meriten from the Investment Management business to the Other segment.

(b)	Includes currency overlay assets under management.

Business description

Our Investment Management business consists of our affiliated investment management boutiques, wealth management business and global distribution companies. See pages 24 and 25 of our 2014 Annual Report for additional information on our Investment Management business.

Review of financial results

Investment management and performance fees are dependent on the overall level and mix of AUM and the management fees expressed in basis points (one-hundredth of one percent) charged for managing those assets. Assets under management were $1.63 trillion compared with $1.62 trillion at Sept. 30, 2014 and $1.70 trillion at June 30, 2015. The year-over-year increase resulted from higher market values, the impact of the first quarter of 2015 acquisition of Cutwater and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. The sequential decrease primarily resulted from lower equity market values. Net long-term outflows were $5 billion in the third quarter of 2015 driven by index, equity and fixed income investments, partially offset by liability-driven and alternative investments. Net short-term outflows were $10 billion in the third quarter of 2015.

Total revenue was $929 million, a decrease of 6% compared with the third quarter of 2014 and 6% (unannualized) compared with the second quarter of 2015. The decrease compared with the third quarter of 2014 primarily reflects the unfavorable impact of a stronger U.S. dollar. Both decreases also reflect seed capital losses, lower equity market values and net outflows, partially offset by higher net interest revenue.

Revenue generated in the Investment Management business included 42% from non-U.S. sources

BNY Mellon 19

compared with 43% in the third quarter of 2014 and 42% in the second quarter of 2015.

Investment management fees in the Investment Management business were $804 million, a decrease of 5%, or flat on a constant currency basis (Non-GAAP) compared with $843 million in the third quarter of 2014. On a constant currency basis (Non-GAAP), investment management fees reflect the impact of the first quarter of 2015 acquisition of Cutwater and strategic initiatives, offset by lower equity market values and net outflows. Investment management fees decreased 4% (unannualized) compared with the second quarter of 2015 primarily reflecting lower equity market values and net outflows.

In the third quarter of 2015, 37% of investment management fees in the Investment Management business were generated from managed mutual fund fees. These fees are based on the daily average net assets of each fund and the management fee paid by that fund. Managed mutual fund fee revenue was $301 million compared with $315 million in the third quarter of 2014 and $312 million in the second quarter of 2015. The decrease compared with the third quarter of 2014 primarily resulted from the unfavorable impact of a stronger U.S. dollar. The decrease compared with the second quarter of 2015 reflects lower equity market values.

Performance fees were $7 million compared with $22 million in the third quarter of 2014 and $20 million in the second quarter of 2015.

Distribution and servicing fees were $37 million compared with $40 million in the third quarter of 2014 and $38 million in the second quarter of 2015.

Other losses were $2 million compared with other revenue of $15 million in the third quarter of 2014 and other revenue of $20 million in the second quarter of 2015. Both decreases primarily reflect seed capital losses.

Net interest revenue was $83 million compared with $69 million in the third quarter of 2014 and $78 million in the second quarter of 2015. Both increases primarily reflect higher internal crediting rates for deposits and record high average loans and deposits.

Average loans increased 19% compared with the third quarter of 2014 and 4% compared with the second quarter of 2015, while average deposits increased 11% compared with the third quarter of 2014 and 4% compared with the second quarter of 2015.

Noninterest expense, excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, was $668 million compared with $715 million in the third quarter of 2014 and $703 million in the second quarter of 2015. The decrease compared with the third quarter of 2014 primarily reflects the favorable impact of a stronger U.S. dollar, lower incentives and distribution and servicing expenses and the business improvement process, partially offset by strategic initiatives. The decrease compared with the second quarter of 2015 primarily resulted from lower incentives.

Year-to-date 2015 compared with year-to-date 2014

Income before taxes totaled $763 million, an increase of 15% compared with $661 million in the first nine months of 2014. Income before taxes excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, was $836 million compared with $854 million in the first nine months of 2014. Fee and other revenue decreased $78 million, or 3% compared with the first nine months of 2014 primarily reflecting the unfavorable impact of the stronger U.S. dollar, lower performance fees and net outflows, partially offset by higher equity market values and the impact of the first quarter of 2015 acquisition of Cutwater and strategic initiatives. Net interest revenue increased $30 million, or 15% compared with the first nine months of 2014 primarily resulting from higher internal crediting rates for deposits and higher average loans and deposits. Noninterest expense excluding amortization of intangible assets and the charge related to investment management funds, net of incentives, decreased $30 million, or 1% compared with the first nine months of 2014, primarily reflecting the favorable impact of the stronger U.S. dollar and lower incentives, partially offset by the impact of strategic initiatives and higher equity market values.

20 BNY Mellon

Investment Services business

										YTD15
(dollars in millions, unless otherwise noted)						3Q15 vs.		Year-to-date		vs.
	3Q15	2Q15	1Q15	4Q14	3Q14	2Q15	3Q14	2015	2014	YTD14
Revenue:
Investment services fees:
Asset servicing	$1,031	$1,035	$1,013	$992	$998	—%	3%	$3,079	$2,976	3%
Clearing services	345	346	342	346	336	—	3	1,033	983	5
Issuer services	312	234	231	193	314	33	(1)	777	773	1
Treasury services	135	141	135	142	139	(4)	(3)	411	413	—
Total investment services fees	1,823	1,756	1,721	1,673	1,787	4	2	5,300	5,145	3
Foreign exchange and other trading revenue	177	179	209	165	159	(1)	11	565	462	22
Other (a)	87	85	63	70	59	2	47	235	204	15
Total fee and other revenue	2,087	2,020	1,993	1,908	2,005	3	4	6,100	5,811	5
Net interest revenue	628	636	599	573	583	(1)	8	1,863	1,766	5
Total revenue	2,715	2,656	2,592	2,481	2,588	2	5	7,963	7,577	5
Noninterest expense (ex. amortization of intangible assets)	1,822	1,840	1,794	2,509	1,831	(1)	—	5,456	5,432	—
Income (loss) before taxes (ex. amortization of intangible assets)	893	816	798	(28)	757	9	18	2,507	2,145	17
Amortization of intangible assets	41	40	41	43	44	3	(7)	122	132	(8)
Income (loss) before taxes	$852	$776	$757	$(71)	$713	10%	19%	$2,385	$2,013	18%

Pre-tax operating margin	31%	29%	29%	(3)%	28%			30%	27%
Pre-tax operating margin (ex. amortization of intangible assets)	33%	31%	31%	(1)%	29%			31%	28%

Investment services fees as a percentage of noninterest expense (b)	101%	98%	96%	93%	100%			98%	95%

Securities lending revenue	$30	$40	$34	$28	$27	(25)%	11%	$104	$92	13%

Metrics:
Average loans	$38,025	$38,264	$37,699	$35,448	$33,785	(1)%	13%	$37,997	$32,798	16%
Average deposits	$230,153	$237,193	$234,183	$228,282	$221,734	(3)%	4%	$233,828	$219,152	7%

AUC/A at period end (in trillions) (c)	$28.5	$28.6	$28.5	$28.5	$28.3	—%	1%
Market value of securities on loan at period end (in billions) (d)	$288	$283	$291	$289	$282	2%	2%

Asset servicing:
Estimated new business wins (AUC/A) (in billions) (e)	$84	$933	$125	$168	$154

Depositary Receipts:
Number of sponsored programs	1,176	1,206	1,258	1,279	1,302	(2)%	(10)%

Clearing services:
Global DARTS volume (in thousands)	246	242	261	242	209	2%	18%
Average active clearing accounts (U.S. platform) (in thousands)	6,107	6,046	5,979	5,900	5,805	1%	5%
Average long-term mutual fund assets (U.S. platform)	$447,287	$466,195	$456,954	$450,305	$442,827	(4)%	1%
Average investor margin loans (U.S. platform)	$11,806	$11,890	$11,232	$10,711	$9,861	(1)%	20%

Broker-Dealer:
Average tri-party repo balances (in billions)	$2,142	$2,174	$2,153	$2,101	$2,063	(1)%	4%

(a)	Other revenue includes investment management fees, financing-related fees, distribution and servicing revenue and investment and other income.

(b)	Noninterest expense excludes amortization of intangible assets and litigation expense.

(c)	Includes the AUC/A of CIBC Mellon of $1.0 trillion at Sept. 30, 2015, $1.1 trillion at June 30, 2015, March 31, 2015 and Dec. 31, 2014 and $1.2 trillion at Sept. 30, 2014.

(d)
Represents the total amount of securities on loan managed by the Investment Services business. Excludes securities for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, which totaled $61 billion at Sept. 30, 2015, $68 billion at June 30, 2015, $69 billion at March 31, 2015 and $65 billion at Dec. 31, 2014 and Sept. 30, 2014.

(e)
Beginning with the third quarter of 2015, estimated new business wins are determined based on finalization of the contract as compared to the prior methodology of receipt of a mandate.  Prior periods have been restated for comparative purposes.

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

We are one of the leading global securities servicing providers with $28.5 trillion of AUC/A at Sept. 30, 2015. We are one of the largest custodians for U.S. corporate and public pension plans and we service 54% of the top 50 endowments. We are a leading custodian in the UK, servicing around a fifth of UK pensions that require a custodian, and with approximately 20% of total assets for the sector in our custody. Globalization tends to drive cross-border investment and capital flows, which increases the opportunity to provide solutions to our clients. The changing regulatory environment is also driving client demand for new solutions and services among clients.

BNY Mellon is a leader in both global and U.S. Government securities clearance. We settle securities transactions in over 100 markets and handle most of the transactions cleared through the Federal Reserve Bank of New York for 18 of the 22 primary dealers. We are a leader in servicing tri-party collateral with approximately $2.1 trillion serviced globally. We currently service approximately $1.3 trillion, or approximately 85%, of the $1.6 trillion tri-party repo market in the U.S.

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

In securities lending, we are one of the largest lenders of U.S. Treasury securities and depositary receipts and service a lending pool of approximately $2.9 trillion in 33 markets.

We serve as depositary for 1,176 sponsored American and global depositary receipt programs at Sept. 30, 2015, acting in partnership with leading companies from 64 countries - an estimated 59% global market share.

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

Review of financial results

AUC/A totaled $28.5 trillion, an increase from $28.3 trillion at Sept. 30, 2014 and a decrease from $28.6 trillion at June 30, 2015. The increase compared with Sept. 30, 2014 was primarily driven by net new business, partially offset by the unfavorable impact of a stronger U.S. dollar and lower equity market values. AUC/A consisted of 34% equity securities and 66% fixed income securities at Sept. 30, 2015 compared with 36% equity securities and 64% fixed income securities at Sept. 30, 2014.

Investment services fees were $1.8 billion, an increase of 2% compared with the third quarter of 2014 and 4% compared with the second quarter of 2015 (unannualized) reflecting the following factors:

•
Asset servicing fees (global custody, broker-dealer services and Global Collateral Services) were $1.03 billion compared with $998 million in the third quarter of 2014 and $1.04 billion in the second quarter of 2015. The year-over-year increase primarily reflects organic growth in the Global Collateral Services, Broker-Dealer Services and Asset Servicing businesses, and net new business, partially offset by the unfavorable impact of a stronger U.S. dollar. Sequentially, organic growth and net new business were offset by lower securities lending revenue and lower market values.

•
Clearing services fees were $345 million compared with $336 million in the third quarter of 2014 and $346 million in the second quarter of 2015. The year-over-year increase was primarily driven by higher mutual fund and asset-based fees.

•
Issuer services fees (Corporate Trust and Depositary Receipts) were $312 million compared with $314 million in the third quarter of 2014 and $234 million in the second quarter of 2015. The year-over-year decrease primarily reflects lower fees in Depositary Receipts and the unfavorable impact of a stronger U.S. dollar in Corporate Trust, partially offset by net new business in Corporate Trust. The sequential increase primarily reflects seasonally higher fees in Depositary Receipts.

•	Treasury services fees were $135 million compared with $139 million in the third quarter of 2014 and $141 million in the second quarter of 2015. Both decreases primarily reflect lower payment volumes.

Foreign exchange and other trading revenue totaled $177 million compared with $159 million in the third quarter of 2014 and $179 million in the second quarter of 2015. The year-over-year increase primarily reflects higher volatility and volumes.

Net interest revenue was $628 million compared with $583 million in the third quarter of 2014 and $636 million in the second quarter of 2015. The year-over-year increase primarily reflects higher average deposits and higher internal crediting rates for deposits. The sequential decrease primarily reflects lower average deposits.

Noninterest expense, excluding amortization of intangible assets, was $1.82 billion compared with $1.83 billion in the third quarter of 2014 and $1.84

BNY Mellon 23

billion in the second quarter of 2015. The year-over-year decrease primarily reflects lower litigation and consulting expenses, as well as the favorable impact of a stronger U.S. dollar, partially offset by higher staff expense. The sequential decrease primarily reflects lower litigation expense, partially offset by higher staff expense.

Year-to-date 2015 compared with year-to-date 2014

Income before taxes totaled $2.4 billion, an increase of 18% compared with $2.0 billion in the first nine months of 2014. Excluding amortization of intangible assets, income before taxes increased $362 million, or 17% compared with the first nine months of 2014. Fee and other revenue increased $289 million, or 5%, compared with the first nine months of 2014 primarily reflecting higher asset servicing fees driven by organic growth and net new business, higher foreign exchange and other trading revenue due to higher volatility and higher clearing services fees, partially offset by the unfavorable impact of a stronger U.S. dollar. The $97 million, or 5% increase in net interest revenue primarily reflects higher average deposits and loans, as well as higher internal crediting rates for deposits. Noninterest expense, excluding amortization of intangible assets, increased $24 million, or less than 1% compared with the first nine months of 2014 primarily due to higher staff and litigation expenses, partially offset by lower consulting expense and the favorable impact of a stronger U.S. dollar.

Other segment

						Year-to-date
(dollars in millions)	3Q15	2Q15	1Q15	4Q14	3Q14	2015	2014
Revenue:
Fee and other revenue	$103	$137	$117	$133	$942	$357	$1,204
Net interest revenue	48	65	55	70	69	168	197
Total revenue	151	202	172	203	1,011	525	1,401
Provision for credit losses	1	(6)	2	1	(19)	(3)	(49)
Noninterest expense (ex. amortization of intangible assets, M&I and restructuring charges (recoveries))	125	110	134	226	290	369	604
Income (loss) before taxes (ex. amortization of intangible assets, M&I and restructuring charges (recoveries))	25	98	36	(24)	740	159	846
Amortization of intangible assets	1	—	1	1	2	2	4
M&I and restructuring charges (recoveries)	(2)	8	(4)	—	57	2	177
Income (loss) before taxes	$26	$90	$39	$(25)	$681	$155	$665
Average loans and leases	$10,853	$10,514	$8,602	$10,272	$10,278	$9,999	$10,116

See page 31 of our 2014 Annual Report for a description of the Other segment.

Review of financial results

Total fee and other revenue decreased $839 million compared with the third quarter of 2014 and $34 million compared with the second quarter of 2015. The year-over-year decrease primarily reflects the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, both recorded in the third quarter of 2014. The sequential decrease primarily reflects lower leasing gains.

Net interest revenue decreased $21 million compared with the third quarter of 2014 and $17 million compared with the second quarter of 2015. Both decreases reflect higher internal crediting rates to the businesses for deposits.

Noninterest expense, excluding amortization of intangible assets, M&I and restructuring charges (recoveries), decreased $165 million compared with the third quarter of 2014 and increased $15 million compared with the second quarter of 2015. The year-over-year decrease primarily reflects lower litigation expense and the impact of curtailing the U.S. pension plan. The sequential increase was primarily driven by the annual employee merit increase and higher severance.

24 BNY Mellon

Year-to-date 2015 compared with year-to-date 2014

Income before taxes in the Other segment was $155 million in the first nine months of 2015 compared with $665 million in the first nine months of 2014. Total revenue decreased $876 million primarily resulting from the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, both recorded in 2014. The provision for credit losses was a credit of $3 million in the first nine months of 2015 compared with a credit of $49 million in the first nine months of 2014. Noninterest expense, excluding amortization of intangible assets, M&I and restructuring charges (recoveries), decreased $235 million, primarily reflecting lower litigation expense and the impact of curtailing the U.S. pension plan.

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

Consolidated balance sheet review

At Sept. 30, 2015, total assets were $377 billion compared with $385 billion at Dec. 31, 2014. The decrease in total assets was primarily driven by the adoption of new accounting guidance related to consolidations effective Jan. 1, 2015. Deposits totaled $267 billion at Sept. 30, 2015 and $266 billion at Dec. 31, 2014. At Sept. 30, 2015, total interest-

bearing deposits were 52% of total interest-earning assets, compared with 51% at Dec. 31, 2014.

Total assets averaged $373 billion in the third quarter of 2015 compared with $380 billion in the third quarter of 2014 and $378 billion in the second quarter of 2015. The decrease in average total assets compared with the third quarter of 2014 was primarily driven by lower average interest-bearing deposits with banks, partially offset by higher federal funds sold and securities purchased under resale agreements. The decrease in average total assets compared with the second quarter of 2015 was primarily driven by lower average securities, partially offset by higher interest-bearing deposits held at the Federal Reserve and other central banks.

Total deposits averaged $255 billion in the third quarter of 2015 compared with $247 billion in the third quarter of 2014 and $256 billion in the second quarter of 2015. The increase in average total deposits compared with the third quarter of 2014 primarily reflects higher average noninterest-bearing deposits, time deposits and money market rate accounts. The decrease compared with the second quarter of 2015 was driven by lower average of time deposits offset by higher deposits in foreign offices.

At Sept. 30, 2015, we had $49 billion of liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements) and $91 billion of cash (including $82 billion of overnight deposits with the Federal Reserve and other central banks) for a total of $140 billion of available funds. This compares with available funds of $143 billion at Dec. 31, 2014. The decrease in available funds primarily reflects a lower level of interest-bearing deposits with the Federal Reserve and other central banks, partially offset by an increase in federal funds sold and securities purchased under resale agreements.

Total available funds as a percentage of total assets was 37% at both Sept. 30, 2015 and Dec. 31, 2014. Of the $49 billion in liquid funds held at Sept. 30, 2015, $20 billion was placed in interest-bearing deposits with large, highly-rated global financial institutions with a weighted-average life to maturity of approximately 42 days. Of the $20 billion, $5 billion was placed with banks in the Eurozone.

Investment securities were $120 billion, or 32% of total assets, at Sept. 30, 2015, compared with $119

BNY Mellon 25

billion, or 31% of total assets, at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Government agencies debt, partially offset by a decrease in U.S. Treasury and state and political subdivisions investment securities.

Loans were $63 billion, or 17% of total assets, at Sept. 30, 2015, compared with $59 billion, or 15% of total assets, at Dec. 31, 2014. The increase primarily reflects higher financial institution loans, wealth management loans and mortgages and commercial real estate loans, partially offset by lower overdrafts and margin loans.

Long-term debt totaled $21.4 billion at Sept. 30, 2015 and $20.3 billion at Dec. 31, 2014. In the first nine months of 2015, the Parent issued $4.2 billion of senior debt and $2.7 billion of long-term debt matured. Additionally, the Parent called $600 million of senior debt in the first nine months of 2015.

Total The Bank of New York Mellon Corporation shareholders’ equity increased to $38.2 billion from $37.4 billion at Dec. 31, 2014. The increase primarily reflects earnings retention, the issuance of $1 billion of noncumulative perpetual preferred stock and approximately $575 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases, foreign currency translation adjustments, a decrease in the unrealized gain on our investment securities portfolio and the impact of the decrease in our pension benefit obligation.

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

Recent concerns regarding financial conditions in Puerto Rico have resulted in increased focus on its ability to repay its debt. At Sept. 30, 2015, BNY Mellon had margin loan exposure of approximately $50 million where the collateral received has a concentration of Puerto Rican securities. We have increased our margin requirements and believe the impact of potential negative outcomes in Puerto Rico would not be material.

At Sept. 30, 2015 and Dec. 31, 2014, BNY Mellon had exposure of less than $1 million in each of Portugal, Greece and Ukraine.

26 BNY Mellon

The following tables present our on- and off-balance sheet exposure in Ireland, Italy, Spain and Russia at both Sept. 30, 2015 and Dec. 31, 2014. Exposure in the tables below reflects the country of operations and risk of the immediate counterparty.

On- and off-balance sheet exposure at Sept. 30, 2015
(in millions)	Ireland	Italy	Spain	Russia	Total
On-balance sheet exposure
Gross:
Deposits with banks (primarily interest-bearing) (a)	$85	$189	$347	$4	$625
Investment securities (primarily sovereign debt and European Floating Rate Notes) (b)	920	1,432	1,955	—	4,307
Loans and leases (c)	156	2	11	50	219
Trading assets (d)	151	2	—	—	153
Total gross on-balance sheet exposure	1,312	1,625	2,313	54	5,304
Less:
Collateral	112	2	—	—	114
Guarantees	—	2	1	—	3
Total collateral and guarantees	112	4	1	—	117
Total net on-balance sheet exposure	$1,200	$1,621	$2,312	$54	$5,187
Off-balance sheet exposure
Gross:
Lending-related commitments (e)	$87	$—	$—	$—	$87
Letters of credit (f)	53	3	13	—	69
Total gross off-balance sheet exposure	140	3	13	—	156
Less:
Collateral	70	—	13	—	83
Total net off-balance sheet exposure	$70	$3	$—	$—	$73
Total exposure:
Total gross on- and off-balance sheet exposure	$1,452	$1,628	$2,326	$54	$5,460
Less: Total collateral and guarantees	182	4	14	—	200
Total net on- and off-balance sheet exposure	$1,270	$1,624	$2,312	$54	$5,260

(a)
Interest-bearing deposits with banks represent a $43 million placement with an Irish financial institution, a $100 million placement with a financial institution in Italy, $346 million of placements with financial institutions in Spain and $136 million of nostro accounts related to our depositary receipts, custody and treasury services activities located in Ireland, Italy, Spain and Russia.

(b)
Investment securities represent $127 million, fair value, of residential mortgage-backed securities located in Ireland and Italy, $4.1 billion, fair value, of sovereign debt located in Ireland, Italy and Spain and $45 million, fair value, of investment grade corporate bonds located in Ireland, Italy and Spain. The investment securities were 97% investment grade.

(c)
Loans and leases primarily include $78 million of overdrafts in Ireland and $10 million of overdrafts in Spain resulting from our custody business, a $77 million commercial lease to a company located in Ireland, which was fully collateralized by U.S. Treasuries and $50 million of a syndicated loan to a large, state-owned financial institution in Russia. There is no impairment associated with these loans and leases. Overdrafts occur on a daily basis in our Investment Services businesses and are generally repaid within two business days.

(d)
Trading assets represent the receivable related to over-the-counter (“OTC”) foreign exchange and interest rate derivatives, net of master netting agreements. Trading assets include $151 million of receivables primarily due from Irish-domiciled investment funds and $2 million of receivables primarily due from financial institutions in Italy. Trading assets in Ireland were collateralized by $35 million of cash and U.S. Treasuries.

(e)	Lending-related commitments include $87 million to an insurance company in Ireland, collateralized by $21 million of marketable securities.

(f)
Letters of credit primarily represent $48 million extended to an insurance company in Ireland, collateralized by $46 million of marketable securities and $13 million extended to an insurance company in Spain, fully collateralized by marketable securities. Risk participations with counterparties in the above countries are excluded.

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

The following table presents the distribution of our total investment securities portfolio:

Investment securities portfolio (dollars in millions)	June 30, 2015		3Q15 change in unrealized gain (loss)	Sept. 30, 2015			Fair value as a % of amortized cost (a)	Unrealized gain (loss)		Ratings
													BB+ and lower
	Fair value			Amortized cost	Fair value					AAA/ AA-	A+/ A-	BBB+/ BBB-		Not rated
Agency RMBS	$50,018		$252	$49,563	$49,850		101%	$287		100%	—%	—%	—%	—%
U.S. Treasury	24,222		11	23,548	23,642		100	94		100	—	—	—	—
Sovereign debt/sovereign guaranteed (b)	18,516		79	17,545	17,674		101	129		76	1	23	—	—
Non-agency RMBS (c)	2,040		(24)	1,548	1,938		81	390		—	1	2	90	7
Non-agency RMBS	1,024		1	955	973		94	18		2	8	20	69	1
European floating rate notes (d)	1,737		(15)	1,660	1,634		98	(26)		71	21	—	8	—
Commercial MBS	5,888		(7)	5,715	5,730		100	15		95	4	1	—	—
State and political subdivisions	4,548		20	4,258	4,334		102	76		80	17	—	—	3
Foreign covered bonds (e)	2,723		(7)	2,329	2,379		102	50		100	—	—	—	—
Corporate bonds	1,802		2	1,802	1,822		101	20		19	69	12	—	—
CLOs	2,245		(10)	2,297	2,291		100	(6)		100	—	—	—	—
U.S. Government agencies	1,856		5	1,569	1,572		100	3		100	—	—	—	—
Consumer ABS	3,348		(10)	3,138	3,129		100	(9)		100	—	—	—	—
Other (f)	3,008		—	3,047	3,055		100	8		48	—	49	—	3
Total investment securities	$122,975	(g)	$297	$118,974	$120,023	(g)	100%	$1,049	(g)(h)	91%	2%	5%	2%	—%

(a)	Amortized cost before impairments.

(b)	Primarily consists of exposure to UK, France, Germany, Spain, and Italy.

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

(f)
Includes commercial paper with a fair value of $1.7 billion and $1.5 billion and money market funds with a fair value of $779 million and $770 million at June 30, 2015 and Sept. 30, 2015, respectively.

(g)	Includes net unrealized losses on derivatives hedging securities available-for-sale of $71 million at June 30, 2015 and $417 million at Sept. 30, 2015.

(h)	Unrealized gains of $714 million at Sept. 30, 2015 related to available-for-sale securities.

The fair value of our investment securities portfolio was $120.0 billion compared with $119.1 billion at Dec. 31, 2014. The increase primarily reflects additional investments in Agency RMBS and U.S. Government agencies debt, partially offset by a decrease in U.S. Treasury securities and state and political subdivisions investments.

At Sept. 30, 2015, the total investment securities portfolio had a net unrealized pre-tax gain of $1.0 billion compared with $1.3 billion at Dec. 31, 2014, including the impact of related hedges. The change in the net unrealized pre-tax gain was primarily driven by the realization of securities gains and changes in market interest rates and credit spreads.

The unrealized gain net of tax on our available-for-sale investment securities portfolio included in accumulated other comprehensive income was $481 million at Sept. 30, 2015 compared with $675 million at Dec. 31, 2014.

At Sept. 30, 2015, 91% of the securities in our portfolio were rated AAA/AA- compared with 90% at Dec. 31, 2014.

We routinely test our investment securities for OTTI. (See “Critical accounting estimates” for additional information regarding OTTI.)

BNY Mellon 29

The following table presents the amortizable purchase premium (net of discount) related to the investment securities portfolio and accretable discount related to the 2009 restructuring of the investment securities portfolio.

Net premium amortization and discount accretion of investment securities (a)
(dollars in millions)	3Q15	2Q15	1Q15	4Q14	3Q14
Amortizable purchase premium (net of discount) relating to investment securities:
Balance at period end	$2,433	$2,492	$2,559	$2,432	$2,317
Estimated average life remaining at period end (in years)	4.6	4.7	4.5	4.8	4.6
Amortization	$176	$183	$173	$166	$159
Accretable discount related to the prior restructuring of the investment securities portfolio:
Balance at period end	$401	$420	$386	$413	$465
Estimated average life remaining at period end (in years)	6.0	6.0	6.0	5.9	6.6
Accretion	$33	$32	$32	$36	$40

(a)	Amortization of purchase premium decreases net interest revenue while accretion of discount increases net interest revenue. Both were recorded on a level yield basis.

The following table presents pre-tax net securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
U.S. Treasury	$8	$11	$1	$42	$12
Non-agency RMBS	(1)	(1)	4	(3)	—
Other	15	6	15	23	48
Total net securities gains	$22	$16	$20	$62	$60

On a quarterly basis, we perform our impairment analysis using several factors, including projected loss severities and default rates. In the third quarter of 2015, this analysis resulted in other-than-temporary credit losses of $1.2 million primarily related to our non-agency RMBS portfolio. At Sept. 30, 2015, if we were to increase or decrease each of our projected loss severities and default rates by 100 basis points on each of the positions in our non-agency RMBS portfolios, including the securities previously held by the Grantor Trust, credit-related impairment charges on these securities would have increased or decreased by less than $1 million (pre-tax). See Note 4 of the Notes to Consolidated

Financial Statements for the projected weighted-average default rates and loss severities.

The following table shows the fair value of the European floating rate notes by geographical location at Sept. 30, 2015. The unrealized loss on these securities was $26 million at Sept. 30, 2015, compared with $8 million at Dec. 31, 2014.

European floating rate notes at Sept. 30, 2015 (a)
(in millions)	RMBS	Other	Total fair value
United Kingdom	$986	$74	$1,060
Netherlands	428	—	428
Ireland	125	—	125
Other	21	—	21
Total fair value	$1,560	$74	$1,634

(a)	71% of these securities are in the AAA to AA- ratings category.

See Note 15 of the Notes to Consolidated Financial Statements for details of securities by level in the fair value hierarchy.

30 BNY Mellon

Loans

Total exposure – consolidated	Sept. 30, 2015			Dec. 31, 2014
(in billions)	Loans	Unfunded commitments	Total exposure	Loans	Unfunded commitments	Total exposure
Non-margin loans:
Financial institutions	$16.0	$43.5	$59.5	$13.3	$15.5	$28.8
Commercial	2.1	17.5	19.6	1.7	18.7	20.4
Subtotal institutional	18.1	61.0	79.1	15.0	34.2	49.2
Wealth management loans and mortgages	12.6	1.7	14.3	11.2	1.7	12.9
Commercial real estate	3.7	2.7	6.4	2.5	2.7	5.2
Lease financings	2.0	—	2.0	2.2	—	2.2
Other residential mortgages	1.1	—	1.1	1.2	—	1.2
Overdrafts	5.2	—	5.2	5.9	—	5.9
Other	1.2	—	1.2	1.1	—	1.1
Subtotal non-margin loans	43.9	65.4	109.3	39.1	38.6	77.7
Margin loans	19.4	0.7	20.1	20.0	0.7	20.7
Total	$63.3	$66.1	$129.4	$59.1	$39.3	$98.4

Total exposures were $129.4 billion, an increase of 32% from $98.4 billion at Dec. 31, 2014. The increase in total exposure primarily reflects higher unfunded commitments in the financial institutions portfolio related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

Our financial institutions and commercial portfolios comprise our largest concentrated risk. These portfolios comprised 61% of our total lending exposure at Sept. 30, 2015 and 50% at Dec. 31, 2014. The increase reflects higher unfunded commitments related to secured intraday credit provided to dealers in connection with their tri-party repo activity. Additionally, a substantial portion of our overdrafts relate to financial institutions.

Financial institutions

The diversity of the financial institutions portfolio is shown in the following table.

Financial institutions portfolio exposure (dollar amounts in billions)	Sept. 30, 2015					Dec. 31, 2014
	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Securities industry	$3.7	$27.5	$31.2	99%	99%	$3.1	$1.1	$4.2
Banks	9.3	2.1	11.4	87	91	7.6	1.7	9.3
Asset managers	1.9	5.2	7.1	99	85	2.0	4.8	6.8
Insurance	0.2	4.6	4.8	99	19	0.1	4.0	4.1
Government	0.1	2.4	2.5	95	63	0.1	2.9	3.0
Other	0.8	1.7	2.5	98	27	0.4	1.0	1.4
Total	$16.0	$43.5	$59.5	96%	85%	$13.3	$15.5	$28.8

The financial institutions portfolio exposure was $59.5 billion at Sept. 30, 2015 compared with $28.8 billion at Dec. 31, 2014. The increase primarily reflects higher unfunded commitments in the securities industry portfolio related to secured intraday credit provided to dealers in connection with their tri-party repo activity.

In April 2015, we fully converted the secured intraday credit provided to dealers in connection with their tri-party repo activity from uncommitted credit to committed credit. The committed credit requires dealers to fully secure the outstanding intraday credit with high-quality liquid assets having a market value in excess of the amount of the outstanding credit. At Sept. 30, 2015, the secured intraday credit provided to dealers in connection with their tri-party repo activity totaled $26.9 billion and was primarily included in the securities industry portfolio.

BNY Mellon 31

BNY Mellon has reduced the amount of secured intraday credit it provides to dealers in connection with their tri-party repo activity in a number of ways, including limiting the collateral used to secure intraday credit to certain more liquid asset classes, reducing the amount of time during which we extend intraday credit, reducing the amount of credit provided in connection with processing collateral substitutions, introducing a functionality that enables us to “roll” maturing trades into new trades without extending credit, and requiring dealers to prefund their repayment obligations in connection with tri-party repo trades if those obligations exceed the committed credit facility. This combination of measures, together with the technological enhancements put in place in 2014, have practically eliminated intraday credit related to tri-party repo processing. Moving forward, BNY Mellon will continue to invest in and enhance its tri-party repo capabilities, including working closely with market participants to improve the process for settling Interbank General Collateral Finance repo trades.

Financial institution exposures are high-quality, with 96% of the exposures meeting the investment grade equivalent criteria of our internal credit rating classification at Sept. 30, 2015. Each customer is assigned an internal credit rating, which is mapped to an equivalent external rating agency grade based upon a number of dimensions which are continually evaluated and may change over time. The exposure to financial institutions is generally short-term. Of these exposures, 85% expire within one year and 63% expire within 90 days. In addition, 66% of the financial institutions exposure is secured. For example, securities industry and asset managers often borrow against marketable securities held in custody.

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

Commercial

The diversity of the commercial portfolio is presented in the following table.

Commercial portfolio exposure	Sept. 30, 2015					Dec. 31, 2014
(dollar amounts in billions)	Loans	Unfunded commitments	Total exposure	% Inv. grade	% due <1 yr	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$5.6	$6.4	95%	19%	$0.8	$5.9	$6.7
Manufacturing	0.5	5.3	5.8	90	7	0.3	5.7	6.0
Energy and utilities	0.5	5.1	5.6	97	11	0.5	5.6	6.1
Media and telecom	0.3	1.5	1.8	93	—	0.1	1.5	1.6
Total	$2.1	$17.5	$19.6	94%	11%	$1.7	$18.7	$20.4

The commercial portfolio exposure decreased 4% to $19.6 billion at Sept. 30, 2015, from $20.4 billion at Dec. 31, 2014, primarily reflecting decreases in all of portfolios except for the media and telecom portfolio. Utilities-related exposure represents approximately three-quarters of the energy and utilities portfolio.

The table below summarizes the percentage of the financial institutions and commercial portfolio exposures that are investment grade.

Percentage of the portfolios that are investment grade
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Financial institutions	96%	96%	92%	93%	93%
Commercial	94%	95%	94%	94%	94%

32 BNY Mellon

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations and our goal is to maintain a predominantly investment grade loan portfolio. The execution of our strategy has resulted in 96% of our financial institutions portfolio and 94% of our commercial portfolio rated as investment grade at Sept. 30, 2015.

Wealth management loans and mortgages

Our wealth management exposure was $14.3 billion at Sept. 30, 2015 compared with $12.9 billion at Dec. 31, 2014. Wealth management loans and mortgages primarily consist of loans to high-net-worth individuals, which are secured by marketable securities and/or residential property. Wealth management mortgages are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2015.

At Sept. 30, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 20%; Massachusetts - 14%; Florida - 8%; and other - 36%.

Commercial real estate

Our income producing commercial real estate facilities are focused on experienced owners and are structured with moderate leverage based on existing cash flows. Our commercial real estate lending activities also include construction and renovation facilities. Our client base consists of experienced developers and long-term holders of real estate assets. Loans are approved on the basis of existing or projected cash flows, and supported by appraisals and knowledge of local market conditions. Development loans are structured with moderate leverage, and in many instances, involve some level of recourse to the developer. Our commercial real estate exposure totaled $6.4 billion at Sept. 30, 2015 compared with $5.2 billion at Dec. 31, 2014.

At Sept. 30, 2015, 59% of our commercial real estate portfolio was secured. The secured portfolio is diverse by project type, with 55% secured by residential buildings, 25% secured by office buildings, 10% secured by retail properties and 10% secured by other categories. Approximately 98% of the unsecured portfolio consists of real estate investment trusts (“REITs”), which are predominantly investment grade, and real estate operating companies.

At Sept. 30, 2015, our commercial real estate portfolio consists of the following concentrations: REITs and real estate operating companies - 46%; New York metro - 36%; and other - 18%.

Lease financings

The leasing portfolio exposure totaled $2.0 billion and included $112 million of airline exposures at Sept. 30, 2015, compared with $2.2 billion of leasing exposures, including $146 million of airline exposures, at Dec. 31, 2014. At Sept. 30, 2015, approximately 80% of the leasing portfolio exposure was investment grade.

At Sept. 30, 2015, the $1.9 billion non-airline lease financing portfolio consisted of exposures backed by well-diversified assets, primarily large-ticket transportation equipment.

At Sept. 30, 2015, our $112 million of exposure to the airline industry consisted of $51 million to major U.S. carriers, $52 million to foreign airlines and $9 million to U.S. regional airlines.

Our airline lease customers experienced a recent recovery in the industry. However, a significant portion of these customers remain highly leveraged and vulnerable to economic downturns. We continue to closely monitor this portfolio.

We utilize the lease financing portfolio as part of our tax management strategy.

Other residential mortgages

The other residential mortgages portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1.1 billion at Sept. 30, 2015 and $1.2 billion at Dec. 31, 2014. Included in this portfolio at Sept. 30, 2015 are $301 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 17% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of

BNY Mellon 33

concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

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

Margin loans

Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. Margin loans included $7.6 billion of loans at Sept. 30, 2015 and $8.7 billion at Dec. 31, 2014 related to a term loan program that offers fully collateralized loans to broker-dealers.

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

The following table details changes in our allowance for credit losses.

Allowance for credit losses activity (dollar amounts in millions)	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014	Sept. 30, 2014
Margin loans	$19,414	$20,449	$20,034	$17,548
Non-margin loans	43,557	42,425	39,077	39,979
Total loans	$62,971	$62,874	$59,111	$57,527
Beginning balance of allowance for credit losses	$278	$283	$288	$311
Provision for credit losses	1	(6)	1	(19)
Net (charge-offs) recoveries:
Financial institutions	—	1	1	—
Other residential mortgages	1	—	—	1
Commercial	—	—	(8)	(4)
Foreign	—	—	—	(1)
Commercial real estate	—	—	(2)	—
Net (charge-offs) recoveries	$1	$1	$(9)	$(4)
Ending balance of allowance for credit losses	$280	$278	$280	$288
Allowance for loan losses	$181	$183	$191	$191
Allowance for lending-related commitments	99	95	89	97
Allowance for loan losses as a percentage of total loans	0.29%	0.29%	0.32%	0.33%
Allowance for loan losses as a percentage of non-margin loans	0.42	0.43	0.49	0.48
Total allowance for credit losses as a percentage of total loans	0.44	0.44	0.47	0.50
Total allowance for credit losses as a percentage of non-margin loans	0.64	0.66	0.72	0.72

34 BNY Mellon

Net recoveries of $1 million in the third quarter of 2015 were reflected in the other residential mortgages portfolio. Net recoveries of $1 million in the second quarter of 2015 were reflected in the financial institutions portfolio. Net charge-offs of $4 million in the third quarter of 2014 were primarily reflected in the commercial loan portfolio.

The provision for credit losses was $1 million in the third quarter of 2015, a credit of $6 million in the second quarter of 2015 and a credit of $19 million in the third quarter of 2014.

The total allowance for credit losses was $280 million at Sept. 30, 2015, $280 million at Dec. 31, 2014 and $288 million at Sept. 30, 2014. The ratio of the total allowance for credit losses to non-margin loans was 0.64% at Sept. 30, 2015, 0.72% at Dec. 31, 2014 and 0.72% at Sept. 30, 2014. The ratio of the allowance for loan losses to non-margin loans was 0.42% at Sept. 30, 2015 compared with 0.49% at Dec. 31, 2014 and 0.48% at Sept. 30, 2014. The decrease in the total allowance for credit losses and the lower ratios at Sept. 30, 2015 compared with Sept. 30, 2014 primarily reflects an improvement in the credit quality in the loan portfolio.

We had $19.4 billion of secured margin loans on our balance sheet at Sept. 30, 2015 compared with $20.0 billion at Dec. 31, 2014 and $17.5 billion at Sept. 30, 2014. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to them. As a result, we believe that the ratio of total allowance for credit losses as a percentage of non-margin loans is a more appropriate metric to measure the adequacy of the reserve.

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

Based on an evaluation of the allowance for credit losses as discussed in “Critical accounting estimates” and Note 1 of the Notes to Consolidated Financial Statements, both in our 2014 Annual Report, we have allocated our allowance for credit losses as follows:

Allocation of allowance	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014	Sept. 30, 2014
Commercial	27%	27%	21%	25%
Commercial real estate	22	21	18	16
Foreign	14	13	16	14
Other residential mortgages	13	13	14	17
Financial institutions	10	11	11	9
Wealth management (a)	8	8	8	7
Lease financing	6	7	12	12
	100%	100%	100%	100%

(a)	Includes the allowance for wealth management mortgages.

The allocation of the allowance for credit losses is inherently judgmental, and the entire allowance for credit losses is available to absorb credit losses regardless of the nature of the loss.

The credit rating assigned to each credit is a significant variable in determining the allowance. If each credit were rated one grade better, the allowance would have decreased by $88 million, while if each credit were rated one grade worse, the allowance would have increased by $208 million. Similarly, if the loss given default were one rating worse, the allowance would have increased by $33 million, while if the loss given default were one rating better, the allowance would have decreased by $29 million. For impaired credits, if the net carrying value of the loans was 10% higher or lower, the allowance would have decreased or increased by less than $1 million, respectively.
BNY Mellon 35

Nonperforming assets

The following table shows the distribution of nonperforming assets.

Nonperforming assets (dollars in millions)	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014
Loans:
Other residential mortgages	$103	$110	$112
Wealth management loans and mortgages	12	11	12
Commercial real estate	1	1	1
Total nonperforming loans	116	122	125
Other assets owned	7	5	3
Total nonperforming assets (a)	$123	$127	$128
Nonperforming assets ratio	0.20%	0.20%	0.22%
Nonperforming assets ratio, excluding margin loans	0.3	0.3	0.3
Allowance for loan losses/nonperforming loans	156.0	150.0	152.8
Allowance for loan losses/nonperforming assets	147.2	144.1	149.2
Total allowance for credit losses/nonperforming loans	241.4	227.9	224.0
Total allowance for credit losses/nonperforming assets	227.6	218.9	218.8

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

Nonperforming assets activity (in millions)	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014
Balance at beginning of period	$127	$128	$147
Additions	4	4	4
Return to accrual status	(1)	(1)	(1)
Charge-offs	(1)	—	(3)
Paydowns/sales	(6)	(4)	(19)
Balance at end of period	$123	$127	$128

Nonperforming assets were $123 million at Sept. 30, 2015, a decrease of $4 million compared with $127 million at June 30, 2015.

Deposits

Total deposits were $266.8 billion, an increase of less than 1% compared with $265.9 billion at Dec. 31, 2014. The increase in deposits reflects higher interest-bearing deposits in non-U.S. and U.S. offices, offset by lower noninterest-bearing deposits.

Noninterest-bearing deposits were $101.1 billion at Sept. 30, 2015 compared with $104.3 billion at Dec. 31, 2014. Interest-bearing deposits were $165.7 billion at Sept. 30, 2015 compared with $161.6 billion at Dec. 31, 2014.

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

Federal funds purchased and securities sold under repurchase agreements
	Quarter ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
Maximum daily balance during the quarter	$26,813	$27,864	$28,746
Average daily balance	$14,796	$16,732	$20,620
Weighted-average rate during the quarter	(0.04)%	(0.02)%	(0.07)%
Ending balance	$8,824	$10,020	$9,687
Weighted-average rate at period end	(0.08)%	0.02%	(0.05)%

Fluctuations of federal funds purchased and securities sold under repurchase agreements between periods resulted from overnight borrowing opportunities. The weighted-average rates in all periods presented reflect revenue earned on securities

36 BNY Mellon

sold under repurchase agreements related to certain securities for which we were able to charge for lending them.

Information related to payables to customers and broker-dealers is presented below.

Payables to customers and broker-dealers
	Quarter ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
Maximum daily balance during the quarter	$24,135	$26,988	$20,244
Average daily balance (a)	$21,941	$22,062	$18,041
Weighted-average rate during the quarter (a)	0.06%	0.07%	0.10%
Ending balance	$22,236	$22,050	$20,155
Weighted-average rate at period end	0.06%	0.07%	0.13%

(a)
The weighted-average rate is calculated based on, and is applied to, the average interest-bearing payables to customers and broker-dealers, which were $11,504 million in the third quarter of 2015, $11,234 million in the second quarter of 2015 and $9,705 million in the third quarter of 2014.

Payables to customers and broker-dealers represent funds awaiting re-investment and short sale proceeds payable on demand. Payables to customers and broker-dealers are driven by customer trading activity levels and market volatility.

Information related to commercial paper is presented below.

Commercial paper	Quarter ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
Maximum daily balance during the quarter	$4,801	$4,849	$5,003
Average daily balance	$2,195	$2,892	$3,654
Weighted-average rate during the quarter	0.11%	0.10%	0.07%
Ending balance	$—	$—	$—
Weighted-average rate at period end	—%	—%	—%

The decrease in the average daily balance of commercial paper in the third quarter of 2015 was primarily driven by the termination of the Parent’s commercial paper program in August 2015.

Information related to other borrowed funds is presented below.

Other borrowed funds	Quarter ended
(dollars in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
Maximum daily balance during the quarter	$1,065	$2,231	$1,744
Average daily balance	$628	$903	$933
Weighted-average rate during the quarter	1.18%	1.26%	0.47%
Ending balance	$648	$706	$852
Weighted-average rate at period end	1.15%	1.62%	0.43%

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

The following table presents the Company’s consolidated HQLA and LCR as of Sept. 30, 2015.

Consolidated HQLA and LCR	Sept. 30, 2015
(in billions)
Securities (a)	$110
Cash (b)	80
Total consolidated HQLA (c)	$190

Liquidity coverage ratio (d)	108%

(a)	Primarily includes U.S. Treasury, U.S. agency, sovereign securities, securities of U.S. Government-sponsored enterprises, investment-grade corporate debt and publicly traded common equity.

(b)	Primarily includes cash on deposit with central banks.

(c)	Consolidated HQLA presented before haircuts. After haircuts, consolidated HQLA totaled $170 billion.

(d)	Based on our interpretation of the final rule issued by the U.S. federal banking agencies to implement the LCR in the U.S. (“Final LCR Rule”).

Starting on Jan. 1, 2015, we and our domestic bank subsidiaries are required to meet an LCR of 80%, calculated monthly through June 30, 2015 and calculated daily since July 1, 2015. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time, we will be required to meet an LCR of 100%. As of Sept. 30, 2015, based on our interpretation of the Final LCR Rule, we believe we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. We are evaluating the FDIC’s brokered deposits’ FAQ to determine the implications, if any, on our deposit balances relative to the LCR and other requirements.

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

Beginning on Jan. 1, 2015, BHCs with total consolidated assets of $50 billion or more are subject to the Federal Reserve’s Enhanced Prudential Standards, which include liquidity standards, described under “Supervision and Regulation - Enhanced Prudential Standards” in our 2014 Annual Report. BNY Mellon has taken actions to comply with these standards, including the adoption of various liquidity risk management standards and maintenance of a liquidity buffer of unencumbered highly liquid assets based on the results of internal liquidity stress testing.

We define available funds for internal liquidity management purposes as liquid funds (which include interest-bearing deposits with banks and federal funds sold and securities purchased under resale agreements), cash and due from banks, and interest-bearing deposits with the Federal Reserve and other central banks. The table below presents our total available funds including liquid funds at period-end and on an average basis. The decrease in available funds at Sept. 30, 2015 compared with Dec. 31, 2014 primarily resulted from lower interest-bearing deposits with the Federal Reserve and other central banks, partially offset by an increase in federal funds sold and securities purchased under resale agreements.

38 BNY Mellon

Available and liquid funds	Sept. 30, 2015	Dec. 31, 2014	Average
(in millions)			3Q15	2Q15	3Q14
Available funds:
Liquid funds:
Interest-bearing deposits with banks	$20,002	$19,495	$20,549	$20,235	$34,882
Federal funds sold and securities purchased under resale agreements	28,901	20,302	25,366	23,545	15,683
Total liquid funds	48,903	39,797	45,915	43,780	50,565
Cash and due from banks	8,234	6,970	6,140	6,785	6,225
Interest-bearing deposits with the Federal Reserve and other central banks	82,426	96,682	84,175	81,846	88,713
Total available funds	$139,563	$143,449	$136,230	$132,411	$145,503
Total available funds as a percentage of total assets	37%	37%	36%	35%	38%

On an average basis for the nine months ended Sept. 30, 2015 and the nine months ended Sept. 30, 2014, non-core sources of funds, such as money market rate accounts, federal funds purchased and securities sold under repurchase agreements, trading liabilities, commercial paper and other borrowings, were $25.9 billion and $29.1 billion, respectively. The decrease primarily reflects lower securities sold under repurchase agreements and trading liabilities, partially offset by higher money market rate accounts. Average foreign deposits, primarily from our European-based Investment Services business, were $110.5 billion for the nine months ended Sept. 30, 2015 compared with $108.7 billion for the nine months ended Sept. 30, 2014. The increase primarily reflects growth in client deposits. Domestic savings, interest-bearing demand and time deposits averaged $49.0 billion for the nine months ended Sept. 30, 2015 compared with $45.9 billion for the nine months ended Sept. 30, 2014. The increase primarily reflects higher time deposits.

Average payables to customers and broker-dealers were $11.2 billion for the nine months ended Sept. 30, 2015 and $9.2 billion for the nine months ended Sept. 30, 2014. Payables to customers and broker-dealers are driven by customer trading activity and market volatility. Long-term debt averaged $20.6 billion for the nine months ended Sept. 30, 2015 and $20.4 billion for the nine months ended Sept. 30, 2014. Average noninterest-bearing deposits increased to $86.5 billion for the nine months ended Sept. 30, 2015 from $80.5 billion for the nine months ended Sept. 30, 2014, reflecting growth in client deposits. A significant reduction in our Investment Services business would reduce our access to deposits. See “Asset/liability management” for additional factors that could impact our deposit balances.

The Parent has three major sources of liquidity:

•	cash on hand;

•	dividends from its subsidiaries; and

•	access to the debt and equity markets.

Subsequent to Sept. 30, 2015, our bank subsidiaries could declare dividends to the Parent of approximately $2.8 billion, without the need for a regulatory waiver. The amount of dividends declared by our bank subsidiaries may be impacted by their path to compliance with the SLR. In addition, at Sept. 30, 2015, non-bank subsidiaries of the Parent had liquid assets of approximately $1.5 billion.

In August 2015, BNY Mellon paid a quarterly common stock cash dividend of $0.17 per common share. Our common stock dividend payout ratio was 24% for the first nine months of 2015. The Federal Reserve’s current guidance provides that, for large bank holding companies like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

Restrictions on our ability to obtain funds from our subsidiaries are discussed in more detail in “Supervision and Regulation - Capital Planning and Stress Testing - Payment of Dividends, Stock Repurchases and Other Capital Distributions” and in Note 19 of the Notes to Consolidated Financial Statements in our 2014 Annual Report.

The Parent’s average commercial paper borrowings were $2.2 billion in the third quarter of 2015 and $3.7 billion in the third quarter of 2014. The Parent’s commercial paper program ended in August 2015. There was no overnight commercial paper outstanding issued by the Parent at Dec. 31, 2014.

The Parent had cash of $8.5 billion at Sept. 30, 2015, compared with $7.4 billion at Dec. 31, 2014, an

BNY Mellon 39

increase of $1.1 billion primarily reflecting the issuance of long-term debt and preferred stock and a net increase in loans from subsidiaries, partially offset by maturities of long-term debt and net common share repurchases.

The Parent’s major uses of funds are payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in and loans to its subsidiaries.

In the third quarter of 2015, we repurchased 15.8 million common shares at an average price of $43.57 per common share for a total cost of $690 million. In the fourth quarter of 2015, we are authorized to repurchase $456 million worth of common shares.

The Parent’s liquidity policy is to have sufficient unencumbered cash and cash equivalents on hand to meet its forecasted debt redemptions, net interest payments and net tax payments over a minimum of the next 18 months without the need to receive dividends from its bank subsidiaries or issue debt. As of Sept. 30, 2015, the Parent was in compliance with its liquidity policy.

Our ability to access the capital markets on favorable terms, or at all, is partially dependent on our credit ratings, which are as follows:

Credit ratings
	Moody’s	S&P		Fitch		DBRS
Parent:
Long-term senior debt	A1	A+		AA-		AA (low)
Subordinated debt	A2	A		A+		A (high)
Preferred stock	Baa1	BBB		BBB		A (low)
Trust preferred securities	A3	BBB		BBB+		A (high)
Short-term debt	P1	A-1		F1+		R-1 (middle)
Outlook - Parent:	Stable	(a)		Stable		Stable

The Bank of New York Mellon:
Long-term senior debt	Aa2	AA-		AA		AA
Long-term deposits	Aa1	AA-		AA+		AA
Short-term deposits	P1	A-1+		F1+		R-1 (high)

BNY Mellon, N.A.:
Long-term senior debt	Aa2	AA-		AA	(b)	AA
Subordinated debt	Aa3	A+	(a)	A+		NR
Long-term deposits	Aa1	AA-		AA+		AA
Short-term deposits	P1	A-1+		F1+		R-1 (high)

Outlook - Banks:	Stable	Stable		Stable		Stable

(a)	Under review for downgrade.

(b)	Represents senior debt issuer default rating.
NR - Not rated.

As a result of S&P’s government support assumptions on certain U.S. financial institutions, the Parent’s S&P ratings benefit from one notch of “lift.” Similarly, The Bank of New York Mellon’s and BNY Mellon, N.A.’s ratings benefit from one notch of “lift” from S&P.

In March 2015, S&P indicated that it could remove assumed government support in its ratings on the eight U.S. G-SIBs, including the Parent. On Nov. 2, 2015, the eight U.S. G-SIBs, including the Parent, were placed on CreditWatch with negative implications as S&P nears a decision regarding whether to withdraw its government support assumptions. The withdrawal of assumed government support may result in a one-notch downgrade of the Parent’s long-term senior and subordinated debt as well as the subordinated debt of BNY Mellon, N.A. In addition, S&P indicated that its outlooks on The Bank of New York Mellon and BNY Mellon, N.A. are stable. For further discussion on the impact of a credit rating downgrade, see Note 17 of the Notes to Consolidated Financial Statements and in our 2014 Annual Report, see our credit ratings Risk Factor.

Long-term debt totaled $21.4 billion at Sept. 30, 2015 and $20.3 billion at Dec. 31, 2014. In the first nine months of 2015, the Parent issued $4.2 billion of senior debt, partially offset by the maturity of $2.7

40 BNY Mellon

billion of long-term debt. Additionally, the Parent called $600 million of senior debt in the first nine months of 2015. The Parent has $400 million of long-term debt that will mature in the fourth quarter of 2015.

The following table presents the long-term debt issued by the Parent in the third quarter of 2015.

Debt issuances	Quarter ended
(in millions)	Sept. 30, 2015
Senior medium-term notes:
2.6% senior medium-term notes due 2020	$1,100
3-month LIBOR + 87 bps senior medium-term notes due 2020	300
Total debt issuances	$1,400

The double leverage ratio is the ratio of investment in subsidiaries divided by our consolidated equity, which includes our noncumulative perpetual preferred stock plus trust preferred securities. Our double leverage ratio was 114.4% at Sept. 30, 2015 and 112.0% at Dec. 31, 2014. The double leverage ratio is monitored by regulators and rating agencies and is an important constraint on our ability to invest in our subsidiaries and expand our businesses.

Pershing LLC, an indirect subsidiary of BNY Mellon, has uncommitted lines of credit in place for liquidity purposes which are guaranteed by the Parent. Pershing LLC has eight separate uncommitted lines of credit amounting to $1.5 billion in aggregate. Average daily borrowing under these lines was $6 million, in aggregate, in the third quarter of 2015.
Pershing Limited, an indirect UK-based subsidiary of BNY Mellon, has two separate uncommitted lines of credit amounting to $250 million in aggregate in place for liquidity purposes, which are guaranteed by the Parent. Average borrowings under these lines was $37 million, in aggregate, in the third quarter of 2015.

Statement of cash flows

Cash provided by operating activities was $4.0 billion in the nine months ended Sept. 30, 2015 compared with $3.3 billion in the nine months ended Sept. 30, 2014. In both the first nine months of 2015 and first nine months of 2014, cash flows from operations were principally the result of earnings and changes in trading activities.

Cash used for investing activities was $248 million in the nine months ended Sept. 30, 2015 compared with $10.7 billion in the nine months ended Sept. 30, 2014. In the first nine months of 2015, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and changes in loans were significant uses of funds, partially offset by sales, paydowns and maturities of securities available-for-sale and changes in interest-bearing deposits with the Federal Reserve and other central banks. In the first nine months of 2014, purchases of securities, changes in federal funds sold and securities purchased under resale agreements and an increase in loans were significant uses of funds, partially offset by sales, paydowns and maturities of securities and decreases in interest-bearing deposits with banks and with the Federal Reserve and other central banks.

Cash used for financing activities was $2.5 billion in the nine months ended Sept. 30, 2015 compared with cash provided by financing activity of $7.4 billion in the nine months ended Sept. 30, 2014. In the first nine months of 2015, the repayment of long-term debt, changes in federal funds purchased and securities sold under repurchase agreements and treasury stock repurchases were significant uses of funds, partially offset by the issuance of long-term debt, changes in payables to customers and broker-dealers and the issuance of preferred stock. In the first nine months of 2014, changes in deposits and the issuance of long-term debt were significant sources of funds, partially offset by the repayment of long-term debt and treasury stock repurchases.

BNY Mellon 41

Capital

Capital data (dollar amounts in millions except per share amounts; common shares in thousands)	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014
Average common equity to average assets	9.5%	9.4%	9.6%

At period end:
BNY Mellon shareholders’ equity to total assets ratio – GAAP (a)	10.1%	9.7%	9.7%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP (a)	9.4%	9.0%	9.3%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP (a)	6.2%	6.2%	6.5%
Total BNY Mellon shareholders’ equity – GAAP	$38,170	$38,270	$37,441
Total BNY Mellon common shareholders’ equity – GAAP	$35,618	$35,718	$35,879
BNY Mellon tangible common shareholders’ equity – Non-GAAP (a)	$16,568	$16,441	$16,439
Book value per common share – GAAP (a)	$32.59	$32.28	$32.09
Tangible book value per common share – Non-GAAP (a)	$15.16	$14.86	$14.70
Closing stock price per common share	$39.15	$41.97	$40.57
Market capitalization	$42,789	$46,441	$45,366
Common shares outstanding	1,092,953	1,106,518	1,118,228

Cash dividends per common share	$0.17	$0.17	$0.17
Common dividend payout ratio	23%	23%	94%
Common dividend yield (annualized)	1.7%	1.6%	1.7%

(a)	See “Supplemental information – Explanation of GAAP and Non-GAAP financial measures” beginning on page 52 for a reconciliation of GAAP to Non-GAAP.

Total The Bank of New York Mellon Corporation shareholders’ equity increased to $38.2 billion from $37.4 billion at Dec. 31, 2014. The increase primarily reflects earnings retention, the issuance of $1 billion of noncumulative perpetual preferred stock and approximately $575 million resulting from stock awards, the exercise of stock options and stock issued for employee benefit plans, partially offset by share repurchases, foreign currency translation adjustments, a decrease in the unrealized gain on our investment securities portfolio and the impact of the decrease in our pension benefit obligation.

The unrealized gain net of tax on our investment securities portfolio recorded in accumulated other comprehensive income was $481 million compared with $675 million at Dec. 31, 2014. The decrease in the unrealized gain, net of tax, was primarily driven by the realization of securities gains and changes in market interest rates and credit spreads.

In the first nine months of 2015, we repurchased 45.5 million common shares at an average price of $42.29 per common share for a total cost of $1.9 billion.

On Oct. 20, 2015, The Bank of New York Mellon Corporation declared a quarterly common stock dividend of $0.17 per common share. This cash dividend is payable on Nov. 13, 2015 to shareholders of record as of the close of business on Nov. 2, 2015.

BNY Mellon’s tangible common shareholders’ equity to tangible assets of operations ratio (Non-GAAP) was 6.2% at Sept. 30, 2015 and 6.5% at Dec. 31, 2014. The decrease primarily reflects an increase in tangible assets.

Capital adequacy

Regulators establish certain levels of capital for bank holding companies and banks, including BNY Mellon and our bank subsidiaries, in accordance with established quantitative measurements. For the Parent to maintain its status as a financial holding company, our bank subsidiaries and BNY Mellon must, among other things, qualify as “well capitalized”.

As of Sept. 30, 2015, June 30, 2015 and Dec. 31, 2014, BNY Mellon and our bank subsidiaries were considered “well capitalized” on the basis of the Tier 1 and Total capital ratios and, in the case of our bank subsidiaries, the CET1 ratio and the leverage capital ratio (Tier 1 capital to quarterly average assets as defined for regulatory purposes).

Failure to satisfy regulatory standards, including “well capitalized” status or capital adequacy rules more generally, could result in limitations on our activities and adversely affect our financial condition. See the discussion of these matters in our 2014

42 BNY Mellon

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

Our estimated Basel III CET1 ratios on a fully phased-in basis are based on our current interpretation of the U.S. capital rules. RWA at June 30, 2015 and Dec. 31, 2014 for credit risk under the estimated fully phased-in Advanced Approach reflects the use of a simple value-at-risk (“VaR”) methodology for repo-style transactions (including agented indemnified securities lending transactions), eligible margin loans, and similar transactions. The estimated fully phased-in Advanced Approach RWA at Sept. 30, 2015 no longer assumes the use of this methodology. The leverage capital ratio is not impacted.

Our risk-based capital adequacy is determined using the higher of RWA determined using the Advanced Approach and Standardized Approach. The consolidated and The Bank of New York Mellon ratios included in the table below are based on the Advanced Approach as the related RWA were higher using that framework at Sept. 30, 2015, June 30, 2015 and Dec. 31, 2014. Our consolidated and largest bank subsidiary, The Bank of New York Mellon, regulatory capital ratios are shown below.

Consolidated and largest bank subsidiary regulatory capital ratios	Sept. 30, 2015				June 30, 2015	Dec. 31, 2014
	Well capitalized		Minimum required	Capital ratios

Consolidated regulatory capital ratios:
CET1 ratio	N/A	(a)	4.5%	10.5%	10.9%	11.2%
Tier 1 capital ratio	6%		6%	11.9%	12.5%	12.2%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%	12.2%	12.8%	12.5%
Leverage capital ratio	N/A	(a)	4%	5.9%	5.8%	5.6%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated CET1 ratio:
Standardized Approach	(b)		(b)	9.9%	10.0%	10.6%
Advanced Approach	(b)		(b)	9.3%	9.9%	9.8%
Estimated SLR	N/A		3%	4.8%	4.6%	4.4%

The Bank of New York Mellon regulatory capital ratios:
CET1 ratio	6.5%		4.5%	11.4%	11.4%	N/A
Tier 1 capital ratio	8%		6%	11.8%	11.9%	12.4%
Total (Tier 1 plus Tier 2) capital ratio	10%		8%	12.0%	12.1%	12.6%
Leverage capital ratio	5%		4%	5.7%	5.4%	5.2%

Selected regulatory capital ratios – fully phased-in – Non-GAAP:
Estimated SLR	6%		3%	4.6%	N/A	N/A

(a)	The federal banking agencies’ regulatory capital requirements do not establish well-capitalized thresholds for these measures for bank holding companies.

(b)	See page 45 for the capital ratios with the phase-in of the capital conservation buffer and the estimated U.S. G-SIB surcharge.
N/A – Not applicable.

BNY Mellon 43

Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach on a fully phased-in basis was 9.3% at Sept. 30, 2015 and 9.8% at Dec. 31, 2014. Our estimated Basel III CET1 ratio (Non-GAAP) calculated under the Standardized Approach on a fully phased-in basis was 9.9% at Sept. 30, 2015 and 10.6% at Dec. 31, 2014. The decrease in the estimated Basel III CET1 ratio (Non-GAAP) calculated under the Advanced Approach from Dec. 31, 2014 was primarily driven by higher RWA resulting from operational risk and the impact of no longer assuming use of the simple VaR methodology, partially offset by lower RWA resulting from the deconsolidation of certain consolidated investment management funds.

The estimated fully phased-in SLR (Non-GAAP) of 4.8% at Sept. 30, 2015 and 4.4% at Dec. 31, 2014 was based on our interpretation of the U.S. capital rules, as supplemented by the Federal Reserve’s final rules on the SLR.

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

Minimum capital ratios and capital buffers

The U.S. capital rules include a series of buffers and surcharges over required minimums that apply to bank holding companies, including BNY Mellon, which are being phased-in over time. Banking organizations with a risk-based ratio or SLR above the minimum required level, but with a risk-based ratio or SLR below the minimum level with buffers, will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Different regulatory capital minimums, buffers and surcharges apply to our banking subsidiaries.

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

In addition, the U.S. capital rules include an SLR to become effective on Jan. 1, 2018, although commencing in January 2015 each Advanced Approaches banking organization is required to calculate and report its SLR. BNY Mellon will be

44 BNY Mellon

subjected to an enhanced SLR, which will require a buffer in excess of 2% over the minimum SLR. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.”

These buffers, other than the SLR buffer, and surcharges will be phased in beginning on Jan. 1, 2016 until fully implemented on Jan. 1, 2019. The following table presents the minimum capital ratio requirements with buffers and surcharges, as phased-in. This table does not include the imposition of a countercyclical capital buffer. The U.S. capital rules also provide for transitional arrangements for qualifying instruments, deductions, and adjustments, which are not reflected in this table. Buffers and surcharges are not applicable to the leverage capital ratio.

Consolidated capital ratio requirements	Minimum ratios	Minimum ratios with buffers, as phased-in
		2015	2016	2017	2018	2019
Capital conservation buffer (CET1)		N/A	0.625%	1.25%	1.875%	2.5%
U.S. G-SIB surcharge (CET1) (a)		N/A	0.250%	0.50%	0.750%	1.0%
CET1 ratio	4.5%	4.5%	5.375%	6.25%	7.125%	8.0%
Tier 1 capital ratio	6.0%	6.0%	6.875%	7.75%	8.625%	9.5%
Total capital ratio	8.0%	8.0%	8.875%	9.75%	10.625%	11.5%

Enhanced SLR buffer (Tier 1 capital)		N/A	N/A	N/A	2.0%	2.0%
SLR	3.0%	N/A	N/A	N/A	5.0%	5.0%

(a)	Federal Reserve published estimate.

N/A - Not applicable.

The table below presents the factors that impacted fully phased-in Basel III CET1 (Non-GAAP).

Estimated Basel III CET1 generation presented on a fully phased-in basis – Non-GAAP	Quarter ended
(in millions)	Sept. 30, 2015
Estimated fully phased-in Basel III CET1 – Non-GAAP – Beginning of period	$15,931
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	820
Goodwill and intangible assets, net of related deferred tax liabilities	227
Gross Basel III CET1 generated	1,047
Capital deployed:
Dividends	(190)
Common stock repurchased	(690)
Total capital deployed	(880)
Other comprehensive income (loss):
Foreign currency translation	(147)
Unrealized (loss) on assets available-for-sale	(6)
Pension liabilities	23
Unrealized gain on cash flow hedges	—
Total other comprehensive (loss)	(130)
Additional paid-in capital (a)	90
Other additions (deductions):
Net pension fund assets	3
Deferred tax assets	(2)
Cash flow hedges	3
Embedded goodwill	18
Other	(3)
Total other (deductions)	19
Net Basel III CET1 generated	146
Estimated fully phased-in Basel III CET1 – Non-GAAP – End of period	$16,077

(a)	Primarily related to stock awards, the exercise of stock options and stock issued for employee benefit plans.

BNY Mellon 45

The following table presents the components of our transitional and fully phased-in Basel III CET1, Tier 1 and Tier 2 capital, the Basel III RWA determined under both the Standardized and Advanced Approaches, the average assets used for leverage capital purposes and the total leverage exposure for estimated SLR purposes.

Basel III capital components and ratios (a)	Sept. 30, 2015		Dec. 31, 2014
(dollars in millions)	Transitional Approach (a)	Fully phased- in Basel III - Non-GAAP	Transitional Approach (a)	Fully phased- in Basel III - Non-GAAP
CET1:
Common shareholders’ equity	$36,143	$35,618	$36,326	$35,879
Goodwill and intangible assets	(17,401)	(19,050)	(17,111)	(19,440)
Net pension fund assets	(42)	(106)	(17)	(87)
Equity method investments	(300)	(356)	(314)	(401)
Deferred tax assets	(8)	(20)	(4)	(18)
Other	(5)	(9)	4	(2)
Total CET1	18,387	16,077	18,884	15,931

Other Tier 1 capital:
Preferred stock	2,552	2,552	1,562	1,562
Trust preferred securities	76	—	156	—
Disallowed deferred tax assets	(12)	—	(14)	—
Net pension fund assets	(64)	—	(69)	—
Other	(28)	(24)	(17)	(12)
Total Tier 1 capital	20,911	18,605	20,502	17,481

Tier 2 capital:
Trust preferred securities	227	—	156	—
Subordinated debt	249	249	298	298
Allowance for credit losses	280	280	280	280
Other	(9)	(9)	(11)	(11)
Total Tier 2 capital - Standardized Approach	747	520	723	567
Excess of expected credit losses	24	24	13	24
Less: Allowance for credit losses	280	280	280	280
Total Tier 2 capital - Advanced Approach	$491	$264	$456	$311

Total capital:
Standardized Approach	$21,658	$19,125	$21,225	$18,048
Advanced Approach	$21,402	$18,869	$20,958	$17,792

Risk-weighted assets:
Standardized Approach (b)	$164,701	$162,931	$125,562	$150,881
Advanced Approach:
Credit Risk	$114,104	$112,228	$120,122	$114,105
Market Risk	2,617	2,617	3,046	3,046
Operational Risk	58,938	58,938	45,112	45,112
Total Advanced Approach	$175,659	$173,783	$168,280	$162,263

Standardized Approach:
Basel III CET1 ratio	11.2%	9.9%	15.0%	10.6%
Tier 1 capital ratio	12.7%	11.4%	16.3%	11.6%
Total (Tier 1 plus Tier 2) capital ratio	13.1%	11.7%	16.9%	12.0%

Advanced Approach:
Basel III CET1 ratio	10.5%	9.3%	11.2%	9.8%
Tier 1 capital ratio	11.9%	10.7%	12.2%	10.8%
Total (Tier 1 plus Tier 2) capital ratio	12.2%	10.9%	12.5%	11.0%

Average assets for leverage capital purposes	$356,152		$368,140
Total leverage exposure for estimated SLR purposes - Non-GAAP		$390,123		$398,813

(a)	Reflects transitional adjustments to CET1, Tier 1 capital and Tier 2 capital required in 2015 under the U.S. capital rules.

(b)
RWA under the Standardized Approach at Dec. 31, 2014 was determined using a Basel I-based calculation. Effective Jan. 1, 2015, we implemented the Basel III Standardized Approach which used a broader array of more risk sensitive risk-weighting categories.

46 BNY Mellon

The following table presents the amount of capital by which BNY Mellon and our largest bank subsidiary, The Bank of New York Mellon, exceeded the capital thresholds determined under the transitional rules at Sept. 30, 2015.

Capital above thresholds at Sept. 30, 2015
(in millions)	Consolidated		The Bank of New York Mellon (b)
CET1	$10,482	(a)	$6,870
Tier 1 capital	10,371	(b)	5,339
Total capital	3,836	(b)	2,830
Leverage capital	6,665	(a)	1,918

(a)	Based on minimum required standards.

(b)	Based on well-capitalized standards.

The following table shows the impact of a $1 billion increase or decrease in RWA, quarterly average assets or total leverage exposure, or a $100 million increase or decrease in common equity on the consolidated capital ratios at Sept. 30, 2015.

Sensitivity of consolidated capital ratios at Sept. 30, 2015
	Increase or decrease of
(basis points)	$100 million in common equity		$1 billion in RWA, quarterly average assets, or total leverage exposure
CET1:
Standardized Approach	6	bps	7	bps
Advanced Approach	6		6

Tier 1 capital:
Standardized Approach	6		8
Advanced Approach	6		7

Total capital:
Standardized Approach	6		8
Advanced Approach	6		7

Leverage capital	3		2

Estimated CET1 ratio, fully phased-in – Non-GAAP:
Standardized Approach	6		6
Advanced Approach	6		5

Estimated SLR, fully phased-in – Non-GAAP	3		1

At Sept. 30, 2015, we had $303 million of trust preferred securities outstanding, of which 25% currently qualify as Tier 1 capital and 75% as Tier 2 capital. Under the U.S. capital rules, these trust preferred securities may continue to be included in Tier 1 capital up to the following percentages: calendar year 2015 - 25% and calendar year 2016 and beyond - 0%. Certain amounts of trust preferred securities that are excluded from additional Tier 1 capital due to this phase-in schedule may be eligible for inclusion in Tier 2 capital, pursuant to the standards established in the U.S. capital rules. Any decision to take action with respect to these trust preferred securities will be based on several considerations including interest rates and the availability of cash and capital.

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

Supplementary leverage ratio

BNY Mellon has presented its consolidated and largest bank subsidiary estimated fully phased-in Basel III SLR based on its interpretation of the U.S. capital rules, which are being gradually phased-in over a multi-year period, as supplemented by the Federal Reserve’s final rules concerning the SLR published on Sept. 3, 2014, and on the application of such rules to BNY Mellon’s businesses as currently conducted. When the SLR is effective, we expect to maintain an SLR of over 5%. The minimum SLR is 3% and there is a 2% buffer, in addition to the minimum, that is applicable to U.S. G-SIBs. The insured depository institution subsidiaries of the U.S. G-SIBs, including those of BNY Mellon, must maintain a 6% SLR to be considered “well capitalized.”

BNY Mellon 47

The following table presents the components of our estimated SLR using fully phased-in Basel III components of capital.

Estimated fully phased-in SLR – Non-GAAP (dollars in millions)	Sept. 30, 2015		June 30, 2015	Dec. 31, 2014
Total estimated fully phased-in Basel III CET1 – Non-GAAP	$16,077		$15,931	$15,931
Additional Tier 1 capital	2,528		2,545	1,550
Total Tier 1 capital	$18,605		$18,476	$17,481

Total leverage exposure:
Quarterly average total assets	$373,453		$378,279	$385,232
Less: Amounts deducted from Tier 1 capital	19,532		19,779	19,947
Total on-balance sheet assets, as adjusted	353,921		358,500	365,285
Off-balance sheet exposures:
Potential future exposure for derivatives contracts (plus certain other items)	8,358		9,222	11,376
Repo-style transaction exposures included in SLR	362		6,589	302
Credit-equivalent amount of other off-balance sheet exposures (less SLR exclusions)	27,482		27,251	21,850
Total off-balance sheet exposures	36,202		43,062	33,528
Total leverage exposure	$390,123		$401,562	$398,813

Estimated fully phased-in SLR – Non-GAAP	4.8%	(a)	4.6%	4.4%

(a)
The estimated SLR on a fully phased-in basis (Non-GAAP) for our largest bank subsidiary, The Bank of New York Mellon, was 4.6% at Sept. 30, 2015. At Sept. 30, 2015, total Tier 1 capital was $14,882 million and total leverage exposure was $322,531 million for The Bank of New York Mellon.

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

The following tables indicate the calculated VaR amounts for the trading portfolio for the designated periods:

VaR (a)	3Q15			Sept. 30, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.0	$4.0	$5.9	$5.6
Foreign exchange	0.9	0.6	1.9	1.3
Equity	0.9	0.6	1.5	0.8
Diversification	(1.8)	N/M	N/M	(2.4)
Overall portfolio	5.0	4.0	6.1	5.3

VaR (a)	2Q15			June 30, 2015
(in millions)	Average	Minimum	Maximum
Interest rate	$5.3	$4.1	$7.8	$4.1
Foreign exchange	0.8	0.5	1.4	0.7
Equity	1.1	0.9	1.4	1.1
Diversification	(1.8)	N/M	N/M	(1.5)
Overall portfolio	5.4	4.1	8.1	4.4

VaR (a)	3Q14			Sept. 30, 2014
(in millions)	Average	Minimum	Maximum
Interest rate	$5.7	$4.1	$6.8	$5.4
Foreign exchange	0.9	0.4	1.5	0.7
Equity	1.4	0.8	2.3	1.0
Diversification	(2.0)	N/M	N/M	(1.4)
Overall portfolio	6.0	4.5	7.3	5.7

VaR (a)	YTD15
(in millions)	Average	Minimum	Maximum
Interest rate	$5.2	$3.6	$8.0
Foreign exchange	0.9	0.5	1.9
Equity	1.1	0.6	1.9
Diversification	(1.9)	N/M	N/M
Overall portfolio	5.3	3.9	8.5

48 BNY Mellon

VaR (a)	YTD14
(in millions)	Average	Minimum	Maximum
Interest rate	$7.3	$4.1	$13.4
Foreign exchange	1.0	0.4	2.7
Equity	1.8	0.8	4.0
Diversification	(2.5)	N/M	N/M
Overall portfolio	7.6	4.5	13.0

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

During the third quarter of 2015, interest rate risk generated 73% of average gross VaR, foreign exchange risk generated 14% of average gross VaR and equity risk accounted for 13% of average gross

VaR. During the third quarter of 2015, our daily trading loss did not exceed our calculated VaR amount of the overall portfolio on any given day.

The following table of total daily trading revenue or loss illustrates the number of trading days in which our trading revenue or loss fell within particular ranges during the past five quarters. The year-over-year variances are driven by higher volatility. The sequential variances are driven by lower volatility.

Distribution of trading revenue (loss) (a)
(dollar amounts in millions)	Quarter ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Revenue range:	Number of days
Less than $(2.5)	—	—	1	—	—
$(2.5) - $0	7	3	2	7	3
$0 - $2.5	27	27	18	28	34
$2.5 - $5.0	21	26	24	18	20
More than $5.0	10	8	16	9	7

(a)
Trading revenue (loss) includes realized and unrealized gains and losses primarily related to spot and forward foreign exchange transactions, derivatives, and securities trades for our customers and excludes any associated commissions, underwriting fees and net interest revenue.

Trading assets include debt and equity instruments and derivative assets, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading assets were $7 billion at Sept. 30, 2015 and $10 billion at Dec. 31, 2014.

Trading liabilities include debt and equity instruments and derivative liabilities, primarily interest rate and foreign exchange contracts, not designated as hedging instruments. Trading liabilities were $5 billion at Sept. 30, 2015 and $7 billion at Dec. 31, 2014.

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

At Sept. 30, 2015, our OTC derivative assets of $4.8 billion included a CVA deduction of $48 million. Our OTC derivative liabilities of $4.8 billion included a debit valuation adjustment (“DVA”) of $6 million related to our own credit spread. Net of hedges, the CVA increased $5 million and DVA was unchanged in the third quarter of 2015. The net impact of these adjustments decreased foreign exchange and other trading revenue by $5 million in the third quarter of 2015.

In the second quarter of 2015, net of hedges, the CVA and DVA were unchanged. Foreign exchange and other trading revenue was not impacted by the CVA and DVA in the second quarter of 2015.

In the third quarter of 2014, net of hedges, the CVA decreased $9 million and the DVA was unchanged. The net impact of these adjustments increased foreign exchange and other trading revenue by $9 million in the third quarter of 2014.

The table below summarizes the risk ratings for our foreign exchange and interest rate derivative counterparty credit exposure. This information indicates the degree of risk to which we are exposed. Significant changes in ratings classifications for our foreign exchange and other trading activity could result in increased risk for us.

Foreign exchange and other trading counterparty risk rating profile (a)
		Quarter ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Rating:
AAA to AA-	46%	41%	37%	37%	37%
A+ to A-	38	42	47	46	45
BBB+ to BBB-	14	13	14	14	14
Non-investment grade (BB+ and lower)	2	4	2	3	4
Total	100%	100%	100%	100%	100%

(a)	Represents credit rating agency equivalent of internal credit ratings.

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

50 BNY Mellon

The following table shows net interest revenue sensitivity for BNY Mellon:

Estimated changes in net interest revenue
(dollars in millions)	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
up 200 bps parallel rate ramp vs. baseline (a)	$275	$224	$210	$363	$457
up 100 bps parallel rate ramp vs. baseline (a)	290	245	262	326	365
Long-term up 50 bps, short-term unchanged (b)	20	28	14	28	37
Long-term down 50 bps, short-term unchanged (b)	(81)	(73)	(69)	(54)	(44)

(a)	In the parallel rate ramp, both short-term and long-term rates move in four equal quarterly increments.

(b)	Long-term is equal to or greater than one year.
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

Off-balance sheet arrangements

Off-balance sheet arrangements discussed in this section are limited to guarantees, retained or contingent interests and obligations arising out of unconsolidated variable interest entities (“VIEs”). For BNY Mellon, these items include certain credit guarantees and securitizations. Guarantees include lending-related guarantees issued as part of our corporate banking business and securities lending indemnifications issued as part of our Investment Services business. See Note 18 of the Notes to Consolidated Financial Statements for a further discussion of our off-balance sheet arrangements.

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

BNY Mellon has presented revenue measures which exclude the effect of noncontrolling interests related to consolidated investment management funds, gains on the sales of our equity investment in Wing Hang and our One Wall Street building; and expense measures which exclude M&I expenses, litigation charges, restructuring charges and amortization of intangible assets. Earnings per share, return on equity measures and operating margin measures, which exclude some or all of these items, are also presented. Operating margin measures may also exclude amortization of intangible assets and the net negative impact of money market fee waivers, net of distribution and servicing expense. BNY Mellon believes that these measures are useful to investors because they permit a focus on period-to-period comparisons, which relate to the ability of BNY Mellon to enhance revenues and limit expenses in circumstances where such matters are within BNY Mellon’s control. The excluded items, in general, relate to certain gains or charges as a result of prior transactions. M&I expenses primarily relate to acquisitions and generally continue for approximately three years after the transaction. Litigation charges represent accruals for loss contingencies that are both probable and reasonably estimable, but exclude standard business-related legal fees. Restructuring charges relate to our streamlining actions, Operational Excellence Initiatives and migrating positions to Global Delivery Centers. Excluding these charges mentioned above permits investors to view expenses on a basis consistent with how management views the business.

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

In this Form 10-Q, the net interest revenue and net interest margin is presented on an FTE basis. We believe that this presentation provides comparability of amounts arising from both taxable and tax-exempt sources, and is consistent with industry practice. The adjustment to an FTE basis has no impact on net income. Each of these measures as described above is used by management to monitor financial performance, both on a company-wide and on a business-level basis.

52 BNY Mellon

The following table presents the reconciliation of net income and diluted earnings per common share.

Reconciliation of net income and diluted EPS – GAAP to Non-GAAP	3Q15			2Q15			3Q14
	Net	Diluted		Net	Diluted		Net	Diluted
(in millions, except per common share amounts)	income	EPS		income	EPS		income	EPS
GAAP results	$820	$0.74		$830	$0.73		$1,070	$0.93
Less: Gain on the sale of our equity investment in Wing Hang	N/A	N/A		N/A	N/A		315	0.27
Gain on the sale of our One Wall Street building	N/A	N/A		N/A	N/A		204	0.18
Add: Litigation and restructuring charges	8	0.01		38	0.03		183	0.16
Non-GAAP results	$828	$0.74	(a)	$868	$0.77	(a)	$734	$0.64
(a)    Does not foot due to rounding.
N/A - Not applicable.

The following table presents the reconciliation of the pre-tax operating margin ratio.

Reconciliation of income before income taxes – pre-tax operating margin (dollars in millions)	3Q15		2Q15		3Q14	YTD15		YTD14
Income before income taxes – GAAP	$1,109		$1,165		$1,662	$3,364		$3,399
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(5)		37		23	63		60
Gain on the sale of our equity investment in Wing Hang	—		—		490	—		490
Gain on the sale of our One Wall Street building	—		—		346	—		346
Add: Amortization of intangible assets	66		65		75	197		225
M&I, litigation and restructuring charges	11		59		220	67		330
Charge related to investment management funds, net of incentives	—		—		—	—		104
Income before income taxes, as adjusted – Non-GAAP (a)	$1,191		$1,252		$1,098	$3,565		$3,162

Fee and other revenue – GAAP	$3,053		$3,067		$3,851	$9,132		$9,714
(Loss) income from consolidated investment management funds – GAAP	(22)		40		39	70		121
Net interest revenue – GAAP	759		779		721	2,266		2,168
Total revenue – GAAP	3,790		3,886		4,611	11,468		12,003
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(5)		37		23	63		60
Gain on the sale of our equity investment in Wing Hang	—		—		490	—		490
Gain on the sale of our One Wall Street building	—		—		346	—		346
Total revenue, as adjusted – Non-GAAP (a)	$3,795		$3,849		$3,752	$11,405		$11,107

Pre-tax operating margin (b)	29%	(c)	30%	(c)	36%	29%	(c)	28%
Pre-tax operating margin – Non-GAAP (a)(b)	31%	(c)	33%	(c)	29%	31%	(c)	28%

(a)
Non-GAAP excludes net (loss) income attributable to noncontrolling interests of consolidated investment management funds, the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, amortization of intangible assets, M&I, litigation and restructuring charges, and the charge related to investment management funds, net of incentives, if applicable.

(b)	Income before taxes divided by total revenue.

(c)
Our GAAP earnings include tax-advantaged investments such as low income housing, renewable energy, bank-owned life insurance and tax-exempt securities. The benefits of these investments are primarily reflected in tax expense. If reported on a tax-equivalent basis these investments would increase revenue and income before taxes by $53 million for the third quarter of 2015, $52 million for the second quarter of 2015 and $169 million for the first nine months of 2015 and would increase our pre-tax operating margin by approximately 1.0%, 0.9% and 1.0%, respectively.

BNY Mellon 53

The following table presents the reconciliation of the returns on common equity and tangible common equity.

Return on common equity and tangible common equity (dollars in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
Net income applicable to common shareholders of The Bank of New York Mellon Corporation – GAAP	$820	$830	$1,070	$2,416	$2,285
Add: Amortization of intangible assets, net of tax	43	44	49	130	147
Net income applicable to common shareholders of The Bank of New York Mellon Corporation excluding amortization of intangible assets – Non-GAAP	863	874	1,119	2,546	2,432
Less: Gain on the sale of our equity investment in Wing Hang	—	—	315	—	315
Gain on the sale of our One Wall Street building	—	—	204	—	204
Add: M&I, litigation and restructuring charges	8	38	183	44	252
Charge related to investment management funds, net of incentives	—	—	—	—	81
Net income applicable to common shareholders of The Bank of New York Mellon Corporation, as adjusted – Non-GAAP (a)	$871	$912	$783	$2,590	$2,246

Average common shareholders’ equity	$35,588	$35,516	$36,751	$35,530	$36,537
Less: Average goodwill	17,742	17,752	18,109	17,750	18,110
Average intangible assets	3,962	4,031	4,274	4,027	4,350
Add: Deferred tax liability – tax deductible goodwill (b)	1,379	1,351	1,317	1,379	1,317
Deferred tax liability – intangible assets (b)	1,164	1,179	1,230	1,164	1,230
Average tangible common shareholders’ equity – Non-GAAP	$16,427	$16,263	$16,915	$16,296	$16,624

Return on common equity – GAAP (c)	9.1%	9.4%	11.6%	9.1%	8.4%
Return on common equity – Non-GAAP (a)(c)	9.7%	10.3%	8.5%	9.7%	8.2%

Return on tangible common equity – Non-GAAP (a)(c)	20.8%	21.5%	26.2%	20.9%	19.6%
Return on tangible common equity – Non-GAAP adjusted (a)(c)	21.0%	22.5%	18.4%	21.2%	18.1%

(a)
Non-GAAP excludes amortization of intangible assets, net of tax, the gains on the sales of our equity investment in Wing Hang and our One Wall Street building, M&I, litigation and restructuring charges and the charge related to investment management funds, net of incentives, if applicable.

(b)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(c)	Annualized.

54 BNY Mellon

The following table presents the reconciliation of the equity to assets ratio and book value per common share.

Equity to assets and book value per common share	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
(dollars in millions, unless otherwise noted)
BNY Mellon shareholders’ equity at period end – GAAP	$38,170	$38,270	$37,328	$37,441	$38,451
Less: Preferred stock	2,552	2,552	1,562	1,562	1,562
BNY Mellon common shareholders’ equity at period end – GAAP	35,618	35,718	35,766	35,879	36,889
Less: Goodwill	17,679	17,807	17,663	17,869	17,992
Intangible assets	3,914	4,000	4,047	4,127	4,215
Add: Deferred tax liability – tax deductible goodwill (a)	1,379	1,351	1,362	1,340	1,317
Deferred tax liability – intangible assets (a)	1,164	1,179	1,200	1,216	1,230
BNY Mellon tangible common shareholders’ equity at period end – Non-GAAP	$16,568	$16,441	$16,618	$16,439	$17,229

Total assets at period end – GAAP	$377,371	$395,254	$392,337	$385,303	$386,296
Less: Assets of consolidated investment management funds	2,297	2,231	1,681	9,282	9,562
Subtotal assets of operations – Non-GAAP	375,074	393,023	390,656	376,021	376,734
Less: Goodwill	17,679	17,807	17,663	17,869	17,992
Intangible assets	3,914	4,000	4,047	4,127	4,215
Cash on deposit with the Federal Reserve and other central banks (b)	86,426	106,628	93,044	99,901	90,978
Tangible total assets of operations at period end – Non-GAAP	$267,055	$264,588	$275,902	$254,124	$263,549

BNY Mellon shareholders’ equity to total assets ratio – GAAP	10.1%	9.7%	9.5%	9.7%	10.0%
BNY Mellon common shareholders’ equity to total assets ratio – GAAP	9.4%	9.0%	9.1%	9.3%	9.5%
BNY Mellon tangible common shareholders’ equity to tangible assets of operations ratio – Non-GAAP	6.2%	6.2%	6.0%	6.5%	6.5%

Period-end common shares outstanding (in thousands)	1,092,953	1,106,518	1,121,512	1,118,228	1,125,710

Book value per common share – GAAP	$32.59	$32.28	$31.89	$32.09	$32.77
Tangible book value per common share – Non-GAAP	$15.16	$14.86	$14.82	$14.70	$15.30

(a)	Deferred tax liabilities are based on fully phased-in Basel III rules.

(b)	Assigned a zero percentage risk-weighting by the regulators.

The following table presents income from consolidated investment management funds, net of noncontrolling interests.

Income from consolidated investment management funds, net of noncontrolling interests
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
(Loss) income from consolidated investment management funds	$(22)	$40	$39	$70	$121
Less: Net (loss) income attributable to noncontrolling interests of consolidated investment management funds	(5)	37	23	63	60
(Loss) income from consolidated investment management funds, net of noncontrolling interests	$(17)	$3	$16	$7	$61

The following table presents the impact of changes in foreign currency exchange rates on our consolidated investment management and performance fees.

Investment management and performance fees - Consolidated			3Q15 vs.
(dollars in millions)	3Q15	3Q14	3Q14
Investment management and performance fees - GAAP	$829	$881	(6)%
Impact of changes in foreign currency exchange rates	—	(39)
Investment management and performance fees, as adjusted - Non-GAAP	$829	$842	(2)%

BNY Mellon 55

The following table presents the revenue line items in the Investment Management business impacted by the consolidated investment management funds.

(Loss) income from consolidated investment management funds, net of noncontrolling interests - Investment Management business
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
Investment management fees	$3	$4	$15	$8	$51
Other (Investment (loss) income)	(20)	(1)	1	(1)	10
(Loss) income from consolidated investment management funds, net of noncontrolling interests	$(17)	$3	$16	$7	$61

The following table presents the impact of changes in foreign currency exchange rates on investment management fees reported in the Investment Management segment.

Investment management fees - Investment Management business			3Q15 vs.
(dollars in millions)	3Q15	3Q14	3Q14
Investment management fees - GAAP	$804	$843	(5)%
Impact of changes in foreign currency exchange rates	—	(37)
Investment management fees, as adjusted - Non-GAAP	$804	$806	—%

The following table presents the reconciliation of the pre-tax operating margin for the Investment Management business.

Pre-tax operating margin - Investment Management business						Year-to-date
(dollars in millions)	3Q15	2Q15	1Q15	4Q14	3Q14	2015	2014
Income before income taxes – GAAP	$237	$263	$263	$236	$245	$763	$661
Add: Amortization of intangible assets	24	25	24	29	29	73	89
Money market fee waivers	28	29	33	33	30	90	92
Charge related to investment management funds, net of incentives	—	—	—	—	—	—	104
Income before income taxes excluding amortization of intangible assets, money market fee waivers and the charge related to investment management funds, net of incentives – Non-GAAP	$289	$317	$320	$298	$304	$926	$946

Total revenue – GAAP	$929	$991	$997	$981	$989	$2,917	$2,965
Less: Distribution and servicing expense	94	95	97	101	105	286	322
Money market fee waivers benefiting distribution and servicing expense	35	37	38	37	37	110	113
Add: Money market fee waivers impacting total revenue	63	66	71	70	67	200	205
Total revenue net of distribution and servicing expense and excluding money market fee waivers – Non-GAAP	$863	$925	$933	$913	$914	$2,721	$2,735

Pre-tax operating margin (a)	26%	27%	26%	24%	25%	26%	22%
Pre-tax operating margin, excluding amortization of intangible assets, money market fee waivers, the charge related to investment management funds, net of incentives and net of distribution and servicing expense – Non-GAAP (a)	34%	34%	34%	33%	33%	34%	35%

(a)	Income before taxes divided by total revenue.

56 BNY Mellon

Recent accounting and regulatory developments

Recently Issued Accounting Standards

ASU - 2014-09 - Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on Jan. 1, 2018 with early adoption permitted no earlier than Jan. 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Proposed Accounting Standards

Proposed ASU - Improvements to Employee Share-Based Payment Accounting

In June 2015, the FASB issued a proposed ASU, “Improvements to Employee Share-Based Payment Accounting.” This proposed ASU would simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Comments were due on this proposed ASU by Aug. 14, 2015. The effective date and whether to permit early adoption will be determined after considering stakeholder feedback.

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

BNY Mellon 57

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

Recent regulatory developments

For a summary of additional regulatory matters relevant to our operations, see “Supervision and regulation” in our 2014 Annual Report and “Recent regulatory developments” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Total Loss-Absorbing Capacity Proposal

On Oct. 30, 2015, the Federal Reserve voted to issue a notice of proposed rulemaking which establishes external total loss-absorbing capacity (“TLAC”) and related requirements for U.S. G-SIBs at the top-tier holding company level.  Except as stated below, the proposed requirements would be effective on Jan. 1, 2019.  Under the proposal, U.S. G-SIBs would be required to maintain a minimum external TLAC of the greater of 16% of RWA and 9.5% of the

58 BNY Mellon

denominator of the SLR in 2019, increasing to the greater of 18% of RWA and 9.5% of the denominator of the SLR in 2022.  The proposal would apply an additional external TLAC buffer consisting of the sum of 2.5% of RWA, the U.S. G-SIB’s G-SIB surcharge calculated under method 1, and any applicable countercyclical buffer. The external TLAC requirement would be met using a combination of Tier 1 capital and eligible external long-term debt (“ELTD”), and the external TLAC buffer requirement would be met using common equity tier 1 capital.  Separately, ELTD would be required to be maintained in an amount equal to the greater of 6% of RWA plus the G-SIB surcharge (calculated using the greater of method 1 and method 2), and 4.5% of the denominator of the SLR.  In order to qualify as ELTD, debt instruments must be unsecured, not be structured instruments, governed by U.S. law and have a remaining maturity of more than one year.  In addition, the proposal currently requires that ELTD generally not have acceleration rights, other than in the event of non-payment or the bankruptcy or insolvency of the issuer. Instruments that have a maturity of less than two years but more than one year would be subject to a 50% haircut.  Further, in order to enhance resolvability, the top-tier holding companies of U.S. G-SIBs would not be permitted to issue certain guarantees of subsidiary liabilities, incur certain liabilities guaranteed by subsidiaries, issue short term debt to third parties, or enter into derivatives and certain other financial contracts with external counterparties.  Finally, under the proposal, certain liabilities of the top-tier holding companies of U.S. G-SIBs that are junior to or pari passu with ELTD would be capped at 5% of the value of the U.S. G-SIB’s eligible external TLAC instruments.  We are evaluating the proposed requirements to determine the implications, if any, on our existing debt instruments.  This proposal is distinct from, but related to, the November 2014 consultative document issued by the Financial Stability Board concerning total loss-absorbing capacity requirements.   See “Supervision and Regulation - Total Loss-Absorbing Capacity Proposal” in our 2014 Annual Report.

Uncleared Swap Margin Requirements

During October 2015, the U.S. prudential regulators adopted joint final rules establishing minimum margin requirements for the uncleared swap transactions engaged in by those dealers subject to their jurisdiction (each, a “Covered Swap Entity”).

The effective date of these new rules is April 2016, with compliance requirements set to begin in September 2016.  From this latter point forward, variation margin requirements will be phased in over a six month period while initial margin requirements will be phased in over a four year period.  In each instance, the higher a Covered Swap Entity’s derivatives exposure, the earlier in the phase-in period it will be required to comply.  In addition, the new rules will require the initial margin posted to or by a Covered Swap Entity be segregated at a third-party custodian.  BNY Mellon anticipates that its existing role as a third-party custodian for collateral posted in connection with uncleared swap transactions will likely increase among Covered Swap Entities and their counterparties as these standards are phased-in.  Furthermore, as both a Covered Swap Entity and a potential third party custodian for other Covered Swap Entities, BNY Mellon is currently in the process of preparing an implementation plan and assessing the impact of these new rules on bank operations.

FDIC Proposed Assessment Increase

On Oct. 22, 2015, the FDIC issued a proposed rule that would implement an increase in the reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) from 1.15% to 1.35% of total insured deposits. The FDIC would increase the reserve ratio by imposing a surcharge on the quarterly assessments of insured depository institutions with $10 billion or more in total consolidated assets, including The Bank of New York Mellon and BNY Mellon, N.A. The annual 4.5 basis point surcharge would take effect in the first calendar quarter after the reserve ratio reaches 1.15% or the quarter in which the final rule becomes effective (whichever occurs later) and continue through the quarter in which the reserve ratio reaches or exceeds 1.35%. FDIC staff estimate that the reserve ratio will reach 1.15% in the first quarter of 2016 or earlier, and project that the proposed surcharges are sufficient to raise the reserve ratio to 1.35 percent before the end of 2018. If the ratio does not reach 1.35% by Dec. 31, 2018, the proposed rule would impose a further "shortfall assessment" on institutions with $10 billion or more in total consolidated assets. Based on Sept. 30, 2015 assets, we estimate the annual FDIC expense would increase by approximately $10 million.

BNY Mellon 59

G-SIB Framework

On July 20, 2015, the Federal Reserve published final rules to implement the G-SIB surcharge (the “Final U.S. G-SIB Rule”). The Final U.S. G-SIB Rule is largely consistent with the Proposed U.S. G-SIB Rule, although it did change aspects of the Proposed U.S. G-SIB Rule. These changes included lowering the maximum weights for wholesale deposits from non-financial clients from 50% to 25%. In addition, the Final U.S. G-SIB Rule reduced the maximum weight for other types of unsecured short-term wholesale funding from 100% to 75%. The Final G-SIB Rule does not add the G-SIB surcharge to post-stress minimum risk-based capital ratios for purposes of DFAST or CCAR.

The Final U.S. G-SIB Rule results in higher surcharges for certain U.S. G-SIBs than would result under the Basel G-SIB framework. BNY Mellon could be subject to a surcharge that is greater than the prior estimate of 1.0% under the Basel G-SIB framework and the estimate of 1.0% under the Final U.S. G-SIB Rule release.

Liquidity Coverage Ratio

The Basel III framework requires banking organizations to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation. One test, referred to as the LCR, is designed to ensure that certain banking organizations, including the Parent, maintain a minimum amount of unencumbered HQLA sufficient to withstand the net cash outflow under a hypothetical standardized acute liquidity stress scenario for a 30-day time horizon. Since Jan. 1, 2015, covered companies, including BNY Mellon and our domestic bank subsidiaries, have been required to meet an LCR of 80%. The required minimum LCR level will increase annually by 10% increments until Jan. 1, 2017, at which time we will be required to meet an LCR of 100%. In addition, the Final LCR Rule provided a transition period for compliance with the daily LCR calculation requirement. During this transition period, monthly calculation of the LCR was permitted. This transition period ended on June 30, 2015 and, beginning July 1, 2015, we have been required to calculate the LCR on a daily basis.

As of Sept. 30, 2015, based on our current interpretation of the Final LCR Rule, we believe that we and our domestic bank subsidiaries are in compliance with applicable LCR requirements on a fully phased-in basis. For additional information on HQLA and the LCR, see “Liquidity and Dividends” beginning on page 37.

Volcker Rule

The Dodd-Frank Act imposed broad prohibitions and restrictions on proprietary trading and investments in or sponsorship of hedge funds and private equity funds by banking organizations and their affiliates, commonly referred to as the “Volcker Rule.”

On Dec. 10, 2013, final rules to implement the Volcker Rule were adopted. These regulations generally provided banks, including BNY Mellon, and affiliates, with a period for conforming their covered activities and investments with the final Volcker Rule regulations. This conformance period expired on July 21, 2015. Investments in and relationships with covered funds and foreign funds that were in place prior to Dec. 31, 2013 remain subject to a conformance period that runs until July 21, 2016. Permissible investments in ownership interests in Volcker Rule non-legacy covered funds have been deducted from Tier 1 capital at Sept. 30, 2015. The Federal Reserve has stated that it intends to act in 2015 to grant an additional one-year extension of this conformance period until July 21, 2017.

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

60 BNY Mellon

New York Mellon filed their 2015 Resolution Plans with the Federal Reserve and the FDIC on July 1, 2015. The public portions of our resolution plan are available on the FDIC’s website.

EU Capital Markets Union Action Plan

On Sept. 30, 2015, the European Commission published its plan to facilitate capital markets activity and to ease access to capital for businesses across the EU, which it plans to implement by 2019. The European Commission’s overall plan is comprised of various components, including legislative proposals, plans for future legislative proposals, public consultations, and other elements.  The European Commission’s goals include removing barriers between nationally segmented capital markets, which may result in increased capital markets activity in EMEA. Accordingly, if implemented in its current form, the plan may have an impact on BNY Mellon’s business, which is centered on providing investors with services throughout the investment lifecycle.

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

BNY Mellon 61

Item 1. Financial Statements

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Fee and other revenue
Investment services fees:
Asset servicing	$1,057	$1,060	$1,025	$3,155	$3,056
Clearing services	345	347	337	1,036	988
Issuer services	313	234	315	779	775
Treasury services	137	144	142	418	419
Total investment services fees	1,852	1,785	1,819	5,388	5,238
Investment management and performance fees	829	878	881	2,574	2,607
Foreign exchange and other trading revenue	179	187	153	595	419
Financing-related fees	71	58	44	169	126
Distribution and servicing	41	39	44	121	130
Investment and other income	59	104	890	223	1,134
Total fee revenue	3,031	3,051	3,831	9,070	9,654
Net securities gains — including other-than-temporary impairment	22	17	21	65	62
Noncredit-related portion of other-than-temporary impairment (recognized in other comprehensive income)	—	1	1	3	2
Net securities gains	22	16	20	62	60
Total fee and other revenue	3,053	3,067	3,851	9,132	9,714
Operations of consolidated investment management funds
Investment (loss) income	(6)	46	123	96	402
Interest of investment management fund note holders	16	6	84	26	281
(Loss) income from consolidated investment management funds	(22)	40	39	70	121
Net interest revenue
Interest revenue	838	847	809	2,492	2,432
Interest expense	79	68	88	226	264
Net interest revenue	759	779	721	2,266	2,168
Provision for credit losses	1	(6)	(19)	(3)	(49)
Net interest revenue after provision for credit losses	758	785	740	2,269	2,217
Noninterest expense
Staff	1,437	1,434	1,477	4,356	4,427
Professional, legal and other purchased services	301	299	323	902	949
Software	154	158	154	470	460
Net occupancy	152	149	154	452	460
Distribution and servicing	95	96	107	289	326
Sub-custodian	65	75	67	210	216
Furniture and equipment	72	70	80	212	247
Business development	59	72	61	192	193
Other	268	250	250	760	820
Amortization of intangible assets	66	65	75	197	225
Merger and integration, litigation and restructuring charges	11	59	220	67	330
Total noninterest expense	2,680	2,727	2,968	8,107	8,653
Income
Income before income taxes	1,109	1,165	1,662	3,364	3,399
Provision for income taxes	282	276	556	838	1,005
Net income	827	889	1,106	2,526	2,394
Net loss (income) attributable to noncontrolling interests (includes $5, $(37), $(23), $(63) and $(60) related to consolidated investment management funds, respectively)	6	(36)	(23)	(61)	(60)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	833	853	1,083	2,465	2,334
Preferred stock dividends	(13)	(23)	(13)	(49)	(49)
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$820	$830	$1,070	$2,416	$2,285
62 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Income Statement (unaudited) (continued)

Net income applicable to common shareholders of The Bank of New York Mellon Corporation used for the earnings per share calculation (in millions)	Quarter ended			Year-to-date
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Net income applicable to common shareholders of The Bank of New York Mellon Corporation	$820	$830	$1,070	$2,416	$2,285
Less: Earnings allocated to participating securities	6	9	20	34	43
Net income applicable to the common shareholders of The Bank of New York Mellon Corporation after required adjustment for the calculation of basic and diluted earnings per common share	$814	$821	$1,050	$2,382	$2,242

Average common shares and equivalents outstanding of The Bank of New York Mellon Corporation (in thousands)	Quarter ended			Year-to-date
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Basic	1,098,003	1,113,790	1,126,946	1,110,056	1,133,006
Common stock equivalents	16,476	16,718	20,807	17,371	19,547
Less: Participating securities	(8,834)	(8,373)	(12,882)	(9,452)	(12,835)
Diluted	1,105,645	1,122,135	1,134,871	1,117,975	1,139,718

Anti-dilutive securities (a)	28,119	26,061	40,360	29,378	45,368

Earnings per share applicable to the common shareholders of The Bank of New York Mellon Corporation (b) (in dollars)	Quarter ended			Year-to-date
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Basic	$0.74	$0.74	$0.93	$2.15	$1.98
Diluted	$0.74	$0.73	$0.93	$2.13	$1.97

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

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 63

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Comprehensive Income Statement (unaudited)

	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Net income	$827	$889	$1,106	$2,526	$2,394
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(163)	329	(589)	(435)	(475)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during the period	7	(358)	4	(217)	376
Reclassification adjustment	(14)	(10)	(13)	(39)	(40)
Total unrealized gain (loss) on assets available-for-sale	(7)	(368)	(9)	(256)	336
Defined benefit plans:
Net gain (loss) arising during the period	2	—	—	(107)	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost	21	21	19	47	55
Total defined benefit plans	23	21	19	(60)	55
Net unrealized gain (loss) on cash flow hedges	—	9	(12)	8	(13)
Total other comprehensive (loss), net of tax (a)	(147)	(9)	(591)	(743)	(97)
Net loss (income) attributable to noncontrolling interests	6	(36)	(23)	(61)	(60)
Other comprehensive loss (income) attributable to noncontrolling interests	17	(34)	77	22	73
Net comprehensive income	$703	$810	$569	$1,744	$2,310

(a)
Other comprehensive income (loss) attributable to The Bank of New York Mellon Corporation shareholders was $(130) million for the quarter ended Sept. 30, 2015, $(43) million for the quarter ended June 30, 2015, $(514) million for the quarter ended Sept. 30, 2014, $(721) million for the nine months ended Sept. 30, 2015 and $(24) million for the nine months ended Sept. 30, 2014.

See accompanying Notes to Consolidated Financial Statements.

64 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Balance Sheet (unaudited)

	Sept. 30, 2015	Dec. 31, 2014
(dollars in millions, except per share amounts)
Assets
Cash and due from:
Banks	$8,234	$6,970
Interest-bearing deposits with the Federal Reserve and other central banks	82,426	96,682
Interest-bearing deposits with banks	20,002	19,495
Federal funds sold and securities purchased under resale agreements	28,901	20,302
Securities:
Held-to-maturity (fair value of $43,758 and $21,127)	43,423	20,933
Available-for-sale	76,682	98,330
Total securities	120,105	119,263
Trading assets	6,645	9,881
Loans (includes $338 and $21, at fair value)	63,309	59,132
Allowance for loan losses	(181)	(191)
Net loans	63,128	58,941
Premises and equipment	1,361	1,394
Accrued interest receivable	530	607
Goodwill	17,679	17,869
Intangible assets	3,914	4,127
Other assets (includes $1,200 and $1,916, at fair value)	22,149	20,490
Subtotal assets of operations	375,074	376,021
Assets of consolidated investment management funds, at fair value:
Trading assets	2,087	8,678
Other assets	210	604
Subtotal assets of consolidated investment management funds, at fair value	2,297	9,282
Total assets	$377,371	$385,303
Liabilities
Deposits:
Noninterest-bearing (principally U.S. offices)	$101,111	$104,240
Interest-bearing deposits in U.S. offices	54,073	53,236
Interest-bearing deposits in Non-U.S. offices	111,584	108,393
Total deposits	266,768	265,869
Federal funds purchased and securities sold under repurchase agreements	8,824	11,469
Trading liabilities	4,756	7,434
Payables to customers and broker-dealers	22,236	21,181
Commercial paper	—	—
Other borrowed funds	648	786
Accrued taxes and other expenses	6,457	6,903
Other liabilities (including allowance for lending-related commitments of $99 and $89, also includes $518 and $451, at fair value)	5,890	5,025
Long-term debt (includes $362 and $347, at fair value)	21,430	20,264
Subtotal liabilities of operations	337,009	338,931
Liabilities of consolidated investment management funds, at fair value:
Trading liabilities	1,072	7,660
Other liabilities	91	9
Subtotal liabilities of consolidated investment management funds, at fair value	1,163	7,669
Total liabilities	338,172	346,600
Temporary equity
Redeemable noncontrolling interests	247	229
Permanent equity
Preferred stock – par value $0.01 per share; authorized 100,000,000 shares; issued 25,826 and 15,826 shares	2,552	1,562
Common stock – par value $0.01 per share; authorized 3,500,000,000 shares; issued 1,310,436,554 and 1,290,222,821 shares	13	13
Additional paid-in capital	25,168	24,626
Retained earnings	19,525	17,683
Accumulated other comprehensive loss, net of tax	(2,355)	(1,634)
Less: Treasury stock of 217,483,962 and 171,995,262 common shares, at cost	(6,733)	(4,809)
Total The Bank of New York Mellon Corporation shareholders’ equity	38,170	37,441
Nonredeemable noncontrolling interests of consolidated investment management funds	782	1,033
Total permanent equity	38,952	38,474
Total liabilities, temporary equity and permanent equity	$377,371	$385,303

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 65

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Cash Flows (unaudited)

	Nine months ended Sept. 30,
(in millions)	2015	2014
Operating activities
Net income	$2,526	$2,394
Net (income) attributable to noncontrolling interests	(61)	(60)
Net income applicable to shareholders of The Bank of New York Mellon Corporation	2,465	2,334
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(3)	(49)
Pension plan contributions	(41)	(37)
Depreciation and amortization	1,084	976
Deferred tax (benefit)	(179)	(510)
Net securities (gains) and venture capital (income)	(63)	(65)
Change in trading activities	511	1,154
Change in accruals and other, net	211	(505)
Net cash provided by operating activities	3,985	3,298
Investing activities
Change in interest-bearing deposits with banks	(522)	4,950
Change in interest-bearing deposits with the Federal Reserve and other central banks	14,256	12,042
Purchases of securities held-to-maturity	(14,545)	(2,132)
Paydowns of securities held-to-maturity	2,648	1,399
Maturities of securities held-to-maturity	961	99
Purchases of securities available-for-sale	(26,795)	(51,428)
Sales of securities available-for-sale	16,085	25,253
Paydowns of securities available-for-sale	6,712	5,424
Maturities of securities available-for-sale	12,201	4,417
Net change in loans	(4,237)	(6,060)
Sales of loans and other real estate	316	259
Change in federal funds sold and securities purchased under resale agreements	(8,599)	(8,214)
Change in seed capital investments	367	(240)
Purchases of premises and equipment/capitalized software	(427)	(595)
Proceeds from the sale of premises and equipment	16	585
Acquisitions, net of cash	(9)	(25)
Dispositions, net of cash	17	64
Other, net	1,307	3,543
Net cash (used for) investing activities	(248)	(10,659)
Financing activities
Change in deposits	(505)	2,442
Change in federal funds purchased and securities sold under repurchase agreements	(2,645)	39
Change in payables to customers and broker-dealers	1,055	4,448
Change in other borrowed funds	(217)	275
Change in commercial paper	—	(96)
Net proceeds from the issuance of long-term debt	4,190	4,686
Repayments of long-term debt	(3,259)	(2,921)
Proceeds from the exercise of stock options	263	276
Issuance of common stock	20	20
Issuance of preferred stock	990	—
Treasury stock acquired	(1,924)	(1,237)
Common cash dividends paid	(574)	(566)
Preferred cash dividends paid	(49)	(49)
Other, net	140	94
Net cash (used for) provided by financing activities	(2,515)	7,411
Effect of exchange rate changes on cash	42	(100)
Change in cash and due from banks
Change in cash and due from banks	1,264	(50)
Cash and due from banks at beginning of period	6,970	6,460
Cash and due from banks at end of period	$8,234	$6,410
Supplemental disclosures
Interest paid	$285	$291
Income taxes paid	746	514
Income taxes refunded	893	142

See accompanying Notes to Consolidated Financial Statements.

66 BNY Mellon

The Bank of New York Mellon Corporation (and its subsidiaries)

Consolidated Statement of Changes in Equity (unaudited)

	The Bank of New York Mellon Corporation shareholders						Non- redeemable noncontrolling interests of consolidated investment management funds	Total permanent equity		Redeemable non- controlling interests/ temporary equity
(in millions, except per share amounts)	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss), net of tax	Treasury stock
Balance at Dec. 31, 2014	$1,562	$13	$24,626	$17,683	$(1,634)	$(4,809)	$1,033	$38,474	(a)	$229
Adjustment for the cumulative effect of applying ASU 2015-02 for the consolidation of a legal entity	—	—	—	—	—	—	602	602		—
Adjustment for the cumulative effect of applying ASU 2015-02 for the deconsolidation of a legal entity	—	—	—	—	—	—	(866)	(866)		—
Adjusted balance at Jan. 1, 2015	1,562	13	24,626	17,683	(1,634)	(4,809)	769	38,210		229
Shares issued to shareholders of noncontrolling interests	—	—	—	—	—	—	—	—		36
Redemption of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—		(48)
Other net changes in noncontrolling interests	—	—	(33)	—	—	—	(33)	(66)		37
Net income	—	—	—	2,465	—	—	63	2,528		(2)
Other comprehensive (loss)	—	—	—	—	(721)	—	(17)	(738)		(5)
Dividends:
Common stock at $0.51 per share	—	—	—	(574)	—	—	—	(574)		—
Preferred stock	—	—	—	(49)	—	—	—	(49)		—
Repurchase of common stock	—	—	—	—	—	(1,924)	—	(1,924)		—
Common stock issued under:
Employee benefit plans	—	—	18	—	—	—	—	18		—
Direct stock purchase and dividend reinvestment plan	—	—	16	—	—	—	—	16		—
Preferred stock issued	990	—	—	—	—	—	—	990		—
Stock awards and options exercised	—	—	541	—	—	—	—	541		—
Balance at Sept. 30, 2015	$2,552	$13	$25,168	$19,525	$(2,355)	$(6,733)	$782	$38,952	(a)	$247

(a)	Includes total The Bank of New York Mellon Corporation common shareholders’ equity of $35,879 million at Dec. 31, 2014 and $35,618 million at Sept. 30, 2015.

See accompanying Notes to Consolidated Financial Statements.

BNY Mellon 67

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates based upon assumptions about future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition. Amounts subject to estimates are items such as the allowance for loan losses and lending-related commitments, the fair value of financial instruments and derivatives, other-than-temporary impairment, goodwill and other intangibles and pension accounting. Among other effects, such changes in estimates could result in future impairments of investment securities, goodwill and intangible assets and establishment of allowances for loan losses and lending-related commitments as well as changes in pension and post-retirement expense.

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

The adoption of this ASU did not change the economic risks related to our businesses and therefore, our computation of economic capital did not change.

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

68 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

As of Sept. 30, 2015, we had $2.3 billion in assets included in our consolidated financial statements related to investment management funds (VIEs and VMEs) we are required to consolidate. Approximately $2.1 billion of these assets are classified as trading assets while the remainder is classified as other assets. The net assets of any consolidated investment management fund are solely available to settle the liabilities of the entity and to settle any investors’ ownership liquidation requests, including any seed capital invested by BNY Mellon.

Additionally, BNY Mellon had $175 million included in its consolidated financial statements for non-consolidated VIE assets as of Sept. 30, 2015 where we are not the primary beneficiary of the entity. These assets relate solely to seed capital or residual interests invested in the VIEs.

ASU - 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued an ASU, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” Entity’s investments for which fair value is measured at net asset value (“NAV”) per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. The fair value will be included in total to permit reconciliation of the fair value of investments with line items presented in the statement of financial position. The ASU is effective Jan. 1, 2016, with early adoption permitted during interim periods in fiscal year 2015. The Company adopted the ASU in the second quarter of 2015 and restated its disclosures for comparative periods in Note 15 “Fair value measurement.”

BNY Mellon 69

Notes to Consolidated Financial Statements (continued)

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

Note 3 - Acquisitions and dispositions

We sometimes structure our acquisitions with both an initial payment and later contingent payments tied to post-closing revenue or income growth. There were no contingent payments in the first nine months of 2015.

At Sept. 30, 2015, we are potentially obligated to pay additional consideration that could amount to $4 million over the next 6 months for our acquired companies, based on contractual agreements. The acquisitions and dispositions described below did not have a material impact on BNY Mellon’s results of operations.

Acquisitions in 2015

On Jan. 2, 2015, BNY Mellon acquired Cutwater Asset Management, a U.S.-based fixed income and solutions specialist with approximately $23 billion in assets under management.

Dispositions in 2015

On July 31, 2015, BNY Mellon sold Meriten Investment Management GmbH, a German-based investment management boutique for $40 million. As a result of this sale, we recorded an after-tax loss of $12 million. In addition, goodwill of $22 million and customer relationship intangible assets of $9 million were removed from the balance sheet as a result of this sale.

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

70 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 4 - Securities

The following tables present the amortized cost, the gross unrealized gains and losses and the fair value of securities at Sept. 30, 2015 and Dec. 31, 2014.

Securities at Sept. 30, 2015	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$12,222	$301	$10	$12,513
U.S. Government agencies	427	4	—	431
State and political subdivisions	4,238	95	18	4,315
Agency RMBS	23,274	327	266	23,335
Non-agency RMBS	827	34	20	841
Other RMBS	1,323	16	28	1,311
Commercial MBS	1,557	20	9	1,568
Agency commercial MBS	3,723	50	11	3,762
Asset-backed CLOs	2,297	1	7	2,291
Other asset-backed securities	3,138	3	12	3,129
Foreign covered bonds	2,251	57	—	2,308
Corporate bonds	1,802	33	13	1,822
Sovereign debt/sovereign guaranteed	13,910	222	36	14,096
Other debt securities	2,241	9	2	2,248
Equity securities	3	1	—	4
Money market funds	770	—	—	770
Non-agency RMBS (a)	1,548	396	6	1,938
Total securities available-for-sale (b)	$75,551	$1,569	$438	$76,682
Held-to-maturity:
U.S. Treasury	$11,326	$98	$1	$11,423
U.S. Government agencies	1,142	2	—	1,144
State and political subdivisions	20	—	1	19
Agency RMBS	26,289	268	42	26,515
Non-agency RMBS	128	6	2	132
Other RMBS	259	1	11	249
Commercial MBS	10	—	—	10
Agency commercial MBS	504	4	1	507
Sovereign debt/sovereign guaranteed	3,635	24	10	3,649
Foreign covered bonds	78	—	—	78
Other debt securities	32	—	—	32
Total securities held-to-maturity	$43,423	$403	$68	$43,758
Total securities	$118,974	$1,972	$506	$120,440

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized gains of $92 million and gross unrealized losses of $263 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized gains and losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

Securities at Dec. 31, 2014	Amortized cost	Gross unrealized		Fair value
(in millions)		Gains	Losses
Available-for-sale:
U.S. Treasury	$19,592	$420	$15	$19,997
U.S. Government agencies	342	3	2	343
State and political subdivisions	5,176	95	24	5,247
Agency RMBS	32,568	357	325	32,600
Non-agency RMBS	942	37	26	953
Other RMBS	1,551	25	25	1,551
Commercial MBS	1,927	39	7	1,959
Agency commercial MBS	3,105	36	9	3,132
Asset-backed CLOs	2,128	9	7	2,130
Other asset-backed securities	3,241	5	6	3,240
Foreign covered bonds	2,788	80	—	2,868
Corporate bonds	1,747	45	7	1,785
Sovereign debt/sovereign guaranteed	17,062	224	2	17,284
Other debt securities	2,162	7	—	2,169
Equity securities	94	1	—	95
Money market funds	763	—	—	763
Non-agency RMBS (a)	1,747	471	4	2,214
Total securities available-for-sale (b)	$96,935	$1,854	$459	$98,330
Held-to-maturity:
U.S. Treasury	$5,047	$32	$16	$5,063
U.S. Government agencies	344	—	3	341
State and political subdivisions	24	1	1	24
Agency RMBS	14,006	200	44	14,162
Non-agency RMBS	153	9	2	160
Other RMBS	315	2	8	309
Commercial MBS	13	—	—	13
Sovereign debt/sovereign guaranteed	1,031	24	—	1,055
Total securities held-to-maturity	$20,933	$268	$74	$21,127
Total securities	$117,868	$2,122	$533	$119,457

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

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

The following table presents the gross securities gains, losses and impairments.

Net securities gains (losses)
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
Realized gross gains	$23	$18	$23	$66	$73
Realized gross losses	—	(1)	(1)	(1)	(4)
Recognized gross impairments	(1)	(1)	(2)	(3)	(9)
Total net securities gains	$22	$16	$20	$62	$60

BNY Mellon 71

Notes to Consolidated Financial Statements (continued)

Temporarily impaired securities

At Sept. 30, 2015, the unrealized losses on the investment securities portfolio were primarily attributable to an increase in interest rates from date of purchase, and for certain securities that were transferred from available-for-sale to held-to-maturity, an increase in interest rates through the date they were transferred. Specifically, $263 million of the unrealized losses at Sept. 30, 2015 and $282 million at Dec. 31, 2014 reflected in the available-for-sale sections of the tables below relate to certain securities (primarily Agency RMBS) that were transferred from available-for-sale to held-to-maturity. The unrealized losses will be amortized into net interest revenue over the estimated lives of the securities. The transfer created a new cost basis for the securities. As a result, if these securities have experienced unrealized losses since the date of transfer, the corresponding fair value and unrealized losses would be reflected in the held-to-maturity sections of the following tables. We do not intend to sell these securities and it is not more likely than not that we will have to sell these securities.

The following tables show the aggregate related fair value of investments with a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or more.

Temporarily impaired securities at Sept. 30, 2015	Less than 12 months		12 months or more		Total
(in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale:
U.S. Treasury	$625	$10	$—	$—	$625	$10
State and political subdivisions	58	1	193	17	251	18
Agency RMBS	2,690	13	1,398	253	4,088	266
Non-agency RMBS	141	1	331	19	472	20
Other RMBS	81	3	361	25	442	28
Commercial MBS	300	3	213	6	513	9
Agency commercial MBS	1,715	9	161	2	1,876	11
Asset-backed CLOs	1,801	7	25	—	1,826	7
Other asset-backed securities	1,880	9	372	3	2,252	12
Corporate bonds	314	7	175	6	489	13
Sovereign debt/sovereign guaranteed	3,806	36	7	—	3,813	36
Other debt securities	1,662	2	—	—	1,662	2
Non-agency RMBS (a)	54	2	32	4	86	6
Total securities available-for-sale (b)	$15,127	$103	$3,268	$335	$18,395	$438
Held-to-maturity:
U.S. Treasury	$503	$1	$—	$—	$503	$1
State and political subdivisions	4	1	—	—	4	1
Agency RMBS	16,144	31	1,969	11	18,113	42
Non-agency RMBS	49	—	29	2	78	2
Other RMBS	49	—	177	11	226	11
Agency commercial MBS	285	1	—	—	285	1
Sovereign debt/sovereign guaranteed	1,032	10	—	—	1,032	10
Total securities held-to-maturity	$18,066	$44	$2,175	$24	$20,241	$68
Total temporarily impaired securities	$33,193	$147	$5,443	$359	$38,636	$506

(a)	Previously included in the Grantor Trust. The Grantor Trust was dissolved in 2011.

(b)
Includes gross unrealized losses for less than 12 months of $9 million and gross unrealized losses for 12 months or more of $254 million recorded in accumulated other comprehensive income related to investment securities that were transferred from available-for-sale to held-to-maturity. The unrealized losses primarily related to Agency RMBS and will be amortized into net interest revenue over the estimated lives of the securities.

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

The following table shows the maturity distribution by carrying amount and yield (on a tax equivalent basis) of our investment securities portfolio at Sept. 30, 2015.

Maturity distribution and yield on investment securities at Sept. 30, 2015	U.S. Treasury		U.S. Government agencies		State and political subdivisions		Other bonds, notes and debentures		Mortgage/ asset-backed and equity securities
(dollars in millions)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Amount	Yield (a)	Total
Securities available-for-sale:
One year or less	$2,393	0.87%	$126	2.16%	$706	1.63%	$4,524	0.75%	$—	—%	$7,749
Over 1 through 5 years	5,490	1.38	134	1.56	2,150	2.63	13,615	1.10	—	—	21,389
Over 5 through 10 years	1,155	1.98	171	2.45	1,260	3.94	2,125	1.27	—	—	4,711
Over 10 years	3,475	3.11	—	—	199	1.10	210	1.81	—	—	3,884
Mortgage-backed securities	—	—	—	—	—	—	—	—	32,755	2.63	32,755
Asset-backed securities	—	—	—	—	—	—	—	—	5,420	1.19	5,420
Equity securities (b)	—	—	—	—	—	—	—	—	774	—	774
Total	$12,513	1.82%	$431	2.09%	$4,315	2.78%	$20,474	1.05%	$38,949	2.38%	$76,682
Securities held-to-maturity:
One year or less	$510	1.49%	$—	—%	$—	—%	$1,484	0.24%	$—	—%	$1,994
Over 1 through 5 years	8,255	1.03	1,142	1.22	1	7.03	1,510	0.61	—	—	10,908
Over 5 through 10 years	2,561	2.06	—	—	4	6.79	751	0.71	—	—	3,316
Over 10 years	—	—	—	—	15	5.34	—	—	—	—	15
Mortgage-backed securities	—	—	—	—	—	—	—	—	27,190	2.73	27,190
Total	$11,326	1.29%	$1,142	1.22%	$20	5.77%	$3,745	0.48%	$27,190	2.73%	$43,423

(a)	Yields are based upon the amortized cost of securities.

(b)	Includes money market funds.

BNY Mellon 73

Notes to Consolidated Financial Statements (continued)

Other-than-temporary impairment

We routinely conduct periodic reviews of all securities to determine whether OTTI has occurred. Such reviews may incorporate the use of economic models. Various inputs to the economic models are used to determine if an unrealized loss on securities is other-than-temporary. For example, the most significant inputs related to non-agency RMBS are:

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

Projected weighted-average default rates and loss severities
	Sept. 30, 2015		Dec. 31, 2014
	Default rate	Severity	Default rate	Severity
Alt-A	33%	57%	38%	58%
Subprime	52%	72%	55%	74%
Prime	18%	41%	23%	42%

The following table provides net pre-tax securities gains (losses) by type.

Net securities gains (losses)
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
U.S. Treasury	$8	$11	$1	$42	$12
Non-agency RMBS	(1)	(1)	4	(3)	—
Other	15	6	15	23	48
Total net securities gains	$22	$16	$20	$62	$60

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

Debt securities credit loss roll forward
(in millions)	3Q15	3Q14
Beginning balance as of June 30	$91	$107
Add: Initial OTTI credit losses	—	—
Subsequent OTTI credit losses	1	2
Less: Realized losses for securities sold	—	7
Ending balance as of Sept. 30	$92	$102

Debt securities credit loss roll forward	Year-to-date
(in millions)	2015	2014
Beginning balance as of Jan. 1	$93	$119
Add: Initial OTTI credit losses	—	2
Subsequent OTTI credit losses	2	7
Less: Realized losses for securities sold	3	26
Ending balance as of Sept. 30	$92	$102

Pledged assets

At Sept. 30, 2015, BNY Mellon had pledged assets of $101 billion, including $83 billion pledged as collateral for potential borrowings at the Federal Reserve Discount Window. The components of the assets pledged at Sept. 30, 2015 included $87 billion of securities, $7 billion of loans, $5 billion of interest-bearing deposits with banks and $2 billion of trading assets.

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

At Sept. 30, 2015 and Dec. 31, 2014, pledged assets included $6 billion and $9 billion, respectively, for which the recipients were permitted to sell or repledge the assets delivered.

We also obtain securities as collateral including receipts under resale agreements, securities borrowed, derivative contracts and custody agreements on terms which permit us to sell or repledge the securities to others.  At Sept. 30, 2015 and Dec. 31, 2014, the market value of the securities received that can be sold or repledged was $58 billion and $47 billion, respectively. We routinely sell or repledge these securities through delivery to third parties. As of Sept. 30, 2015 and Dec. 31, 2014, the market value of securities collateral sold or repledged was $20 billion and $19 billion, respectively.

Note 5 - Loans and asset quality

Loans

The table below provides the details of our loan portfolio and industry concentrations of credit risk at Sept. 30, 2015 and Dec. 31, 2014.

Loans	Sept. 30, 2015	Dec. 31, 2014
(in millions)
Domestic:
Financial institutions	$6,774	$5,603
Commercial	1,869	1,390
Wealth management loans and mortgages	12,561	11,095
Commercial real estate	3,666	2,524
Lease financings	1,106	1,282
Other residential mortgages	1,080	1,222
Overdrafts	1,311	1,348
Other	1,150	1,113
Margin loans	19,200	20,034
Total domestic	48,717	45,611
Foreign:
Financial institutions	9,193	7,716
Commercial	258	252
Wealth management loans and mortgages	102	89
Commercial real estate	56	6
Lease financings	848	889
Other (primarily overdrafts)	3,921	4,569
Margin loans	214	—
Total foreign	14,592	13,521
Total loans (a)	$63,309	$59,132

(a)	Net of unearned income of $715 million at Sept. 30, 2015 and $866 million at Dec. 31, 2014 primarily on domestic and foreign lease financings.

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

BNY Mellon 75

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses

Transactions in the allowance for credit losses are summarized as follows:

Allowance for credit losses activity for the quarter ended Sept. 30, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$75	$58	$30	$20	$22	$37	$—		$36	$278
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	—	—	—	2	—		—	2
Net (charge-offs) recoveries	—	—	—	—	—	1	—		—	1
Provision	1	4	(2)	(2)	1	(3)	—		2	1
Ending balance	$76	$62	$28	$18	$23	$35	$—		$38	$280
Allowance for:
Loan losses	$29	$40	$12	$18	$18	$35	$—		$29	$181
Lending-related commitments	47	22	16	—	5	—	—		9	99
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$9	$—	$—		$—	$9
Allowance for loan losses	—	1	—	—	1	—	—		—	2
Collectively evaluated for impairment:
Loan balance	$1,869	$3,328	$6,774	$1,106	$12,552	$1,080	$21,661	(a)	$14,592	$62,962
Allowance for loan losses	29	39	12	18	17	35	—		29	179

(a)	Includes $1,311 million of domestic overdrafts, $19,200 million of margin loans and $1,150 million of other loans at Sept. 30, 2015.

Allowance for credit losses activity for the quarter ended June 30, 2015					Wealth management loans and mortgages	Other residential mortgages
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings			All Other		Foreign	Total
Beginning balance	$65	$53	$33	$31	$21	$40	$—		$40	$283
Charge-offs	—	—	—	—	—	(1)	—		—	(1)
Recoveries	—	—	1	—	—	1	—		—	2
Net (charge-offs) recoveries	—	—	1	—	—	—	—		—	1
Provision	10	5	(4)	(11)	1	(3)	—		(4)	(6)
Ending balance	$75	$58	$30	$20	$22	$37	$—		$36	$278
Allowance for:
Loan losses	$31	$36	$13	$20	$17	$37	$—		$29	$183
Lending-related commitments	44	22	17	—	5	—	—		7	95
Individually evaluated for impairment:
Loan balance	$—	$—	$—	$—	$8	$—	$—		$—	$8
Allowance for loan losses	—	—	—	—	1	—	—		—	1
Collectively evaluated for impairment:
Loan balance	$1,601	$3,117	$6,927	$1,077	$12,121	$1,134	$22,422	(a)	$14,467	$62,866
Allowance for loan losses	31	36	13	20	16	37	—		29	182

(a)	Includes $1,013 million of domestic overdrafts, $20,247 million of margin loans and $1,162 million of other loans at June 30, 2015.

76 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Allowance for credit losses activity for the quarter ended Sept. 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other		Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$74	$45	$43	$33	$22	$47	$—		$47	$311
Charge-offs	(4)	—	—	—	—	—	—		(1)	(5)
Recoveries	—	—	—	—	—	1	—		—	1
Net (charge-offs)	(4)	—	—	—	—	1	—		(1)	(4)
Provision	1	2	(18)	1	—	—	—		(5)	(19)
Ending balance	$71	$47	$25	$34	$22	$48	$—		$41	$288
Allowance for:
Loan losses	$20	$30	$9	$34	$17	$48	$—		$33	$191
Lending-related commitments	51	17	16	—	5	—	—		8	97
Individually evaluated for impairment:
Loan balance	$13	$3	$—	$—	$9	$—	$—		$—	$25
Allowance for loan losses	4	1	—	—	1	—	—		—	6
Collectively evaluated for impairment:
Loan balance	$1,304	$2,387	$5,465	$1,293	$10,724	$1,262	$19,638	(a)	$15,429	$57,502
Allowance for loan losses	16	29	9	34	16	48	—		33	185

(a)	Includes $1,235 million of domestic overdrafts, $17,548 million of margin loans and $855 million of other loans at Sept. 30, 2014.

Allowance for credit losses activity for the nine months ended Sept. 30, 2015					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$60	$50	$31	$32	$22	$41	$—	$44	$280
Charge-offs	—	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	1	—	—	4	—	—	5
Net recoveries	—	—	1	—	—	2	—	—	3
Provision	16	12	(4)	(14)	1	(8)	—	(6)	(3)
Ending balance	$76	$62	$28	$18	$23	$35	$—	$38	$280

Allowance for credit losses activity for the nine months ended Sept. 30, 2014					Wealth management loans and mortgages	Other residential mortgages	All Other	Foreign	Total
(in millions)	Commercial	Commercial real estate	Financial institutions	Lease financings
Beginning balance	$83	$41	$49	$37	$24	$54	$—	$56	$344
Charge-offs	(4)	—	—	—	(1)	(2)	—	(3)	(10)
Recoveries	1	—	—	—	—	2	—	—	3
Net (charge-offs) recoveries	(3)	—	—	—	(1)	—	—	(3)	(7)
Provision	(9)	6	(24)	(3)	(1)	(6)	—	(12)	(49)
Ending balance	$71	$47	$25	$34	$22	$48	$—	$41	$288

BNY Mellon 77

Notes to Consolidated Financial Statements (continued)

Nonperforming assets

The table below presents the distribution of our nonperforming assets.

Nonperforming assets (in millions)	Sept. 30, 2015	Dec. 31, 2014

Nonperforming loans:
Other residential mortgages	$103	$112
Wealth management loans and mortgages	12	12
Commercial real estate	1	1
Total nonperforming loans	116	125
Other assets owned	7	3
Total nonperforming assets (a)	$123	$128

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

At Sept. 30, 2015, undrawn commitments to borrowers whose loans were classified as nonaccrual or reduced rate were not material.

Lost interest

The table below presents the amount of lost interest income.

Lost interest
(in millions)	3Q15	2Q15	3Q14	YTD15	YTD14
Amount by which interest income recognized on nonperforming loans exceeded reversals	$—	$—	$—	$—	$1
Amount by which interest income would have increased if nonperforming loans at period end had been performing for the entire period	$2	$1	$2	$5	$5

Impaired loans

The tables below provide information about our impaired loans. We use the discounted cash flow method as the primary method for valuing impaired loans.

Impaired loans	Quarter ended
	Sept. 30, 2015		June 30, 2015		Sept. 30, 2014
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Wealth management loans and mortgages	$6	$—	$6	$—	$7	$—
Commercial	—	—	—	—	13	—
Commercial real estate	—	—	—	—	3	—
Foreign	—	—	—	—	2	—
Total impaired loans with an allowance	6	—	6	—	25	—
Impaired loans without an allowance:
Wealth management loans and mortgages	2	—	2	—	2	—
Commercial real estate	—	—	—	—	1	—
Total impaired loans without an allowance (a)	2	—	2	—	3	—
Total impaired loans	$8	$—	$8	$—	$28	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

78 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Impaired loans	Year-to-date
	Sept. 30, 2015		Sept. 30, 2014
(in millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Impaired loans with an allowance:
Wealth management loans and mortgages	$6	$—	$8	$—
Commercial	—	—	14	—
Commercial real estate	—	—	2	—
Foreign	—	—	4	—
Total impaired loans with an allowance	6	—	28	—
Impaired loans without an allowance:
Wealth management loans and mortgages	2	—	2	—
Commercial real estate	—	—	1	—
Total impaired loans without an allowance (a)	2	—	3	—
Total impaired loans	$8	$—	$31	$—

(a)
When the discounted cash flows, collateral value or market price equals or exceeds the carrying value of the loan, then the loan does not require an allowance under the accounting standard related to impaired loans.

Impaired loans	Sept. 30, 2015			Dec. 31, 2014
(in millions)	Recorded investment	Unpaid principal balance	Related allowance (a)	Recorded investment	Unpaid principal balance	Related allowance (a)
Impaired loans with an allowance:
Wealth management loans and mortgages	$7	$7	$1	$6	$6	$1
Commercial real estate	—	3	1	—	—	—
Total impaired loans with an allowance	7	10	2	6	6	1
Impaired loans without an allowance:
Wealth management loans and mortgages	2	2	N/A	2	2	N/A
Commercial real estate	—	—	N/A	1	3	N/A
Total impaired loans without an allowance (b)	2	2	N/A	3	5	N/A
Total impaired loans (c)	$9	$12	$2	$9	$11	$1

(a)	The allowance for impaired loans is included in the allowance for loan losses.

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

Past due loans

The table below sets forth information about our past due loans.

Past due loans and still accruing interest	Sept. 30, 2015				Dec. 31, 2014
	Days past due			Total past due	Days past due			Total past due
(in millions)	30-59	60-89	>90		30-59	60-89	>90
Commercial real estate	$51	$1	$2	$54	$79	$—	$—	$79
Wealth management loans and mortgages	5	3	1	9	45	—	1	46
Other residential mortgages	17	3	7	27	23	3	5	31
Total past due loans	$73	$7	$10	$90	$147	$3	$6	$156

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

The following table presents TDRs that occurred in the third quarter of 2015, second quarter of 2015 and third quarter of 2014.

TDRs	3Q15			2Q15			3Q14
		Outstanding recorded investment			Outstanding recorded investment			Outstanding recorded investment
(dollars in millions)	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification	Number of contracts	Pre-modification	Post-modification
Other residential mortgages	14	$2	$3	20	$4	$5	27	$4	$5
Total TDRs	14	$2	$3	20	$4	$5	27	$4	$5

Other residential mortgages

The modifications of the other residential mortgage loans in the third quarter of 2015, second quarter of 2015 and third quarter of 2014 consisted of reducing the stated interest rates and in certain cases, a forbearance of default and extending the maturity dates. The modified loans are primarily collateral dependent for which the value is based on the fair value of the collateral.

TDRs that subsequently defaulted

There were no residential mortgage loans that had been restructured in a TDR during the previous 12 months and have subsequently defaulted in the third quarter of 2015.

Credit quality indicators

Our credit strategy is to focus on investment grade names to support cross-selling opportunities and avoid single name/industry concentrations. Each customer is assigned an internal credit rating which is mapped to an external rating agency grade equivalent, if possible, based upon a number of dimensions which are continually evaluated and may change over time.

The following tables set forth information about credit quality indicators.

Commercial loan portfolio

Commercial loan portfolio – Credit risk profile by creditworthiness category
	Commercial		Commercial real estate		Financial institutions
(in millions)	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Investment grade	$1,862	$1,381	$2,638	$1,641	$14,211	$11,576
Non-investment grade	265	261	1,084	889	1,756	1,743
Total	$2,127	$1,642	$3,722	$2,530	$15,967	$13,319

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

80 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Wealth management loans and mortgages

Wealth management loans and mortgages – Credit risk profile by internally assigned grade
(in millions)	Sept. 30, 2015	Dec. 31, 2014
Wealth management loans:
Investment grade	$6,270	$5,621
Non-investment grade	114	29
Wealth management mortgages	6,279	5,534
Total	$12,663	$11,184

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

Credit quality indicators for wealth management mortgages are not correlated to external ratings. Wealth management mortgages are typically loans to high-net-worth individuals, which are secured primarily by residential property. These loans are primarily interest-only adjustable rate mortgages with a weighted-average loan-to-value ratio of 61% at origination. In the wealth management portfolio, less than 1% of the mortgages were past due at Sept. 30, 2015.

At Sept. 30, 2015, the wealth management mortgage portfolio consisted of the following geographic concentrations: California - 22%; New York - 20%; Massachusetts - 14%; Florida - 8%; and other - 36%.

Other residential mortgages

The other residential mortgage portfolio primarily consists of 1-4 family residential mortgage loans and totaled $1,080 million at Sept. 30, 2015 and $1,222 million at Dec. 31, 2014. These loans are not typically correlated to external ratings. Included in this portfolio at Sept. 30, 2015 are $301 million of mortgage loans purchased in 2005, 2006 and the first quarter of 2007 that are predominantly prime mortgage loans, with a small portion of Alt-A loans. As of Sept. 30, 2015, the purchased loans in this portfolio had a weighted-average loan-to-value ratio of 76% at origination and 17% of the serviced loan balance was at least 60 days delinquent. The properties securing the prime and Alt-A mortgage loans were located (in order of concentration) in California, Florida, Virginia, the tri-state area (New York, New Jersey and Connecticut) and Maryland.

Overdrafts

Overdrafts primarily relate to custody and securities clearance clients and totaled $5,179 million at Sept. 30, 2015 and $5,882 million at Dec. 31, 2014. Overdrafts occur on a daily basis in the custody and securities clearance business and are generally repaid within two business days.

Other loans

Other loans primarily includes loans to consumers that are fully collateralized with equities, mutual funds and fixed income securities.

Margin loans

We had $19,414 million of secured margin loans on our balance sheet at Sept. 30, 2015 compared with $20,034 million at Dec. 31, 2014. Margin loans are collateralized with marketable securities and borrowers are required to maintain a daily collateral margin in excess of 100% of the value of the loan. We have rarely suffered a loss on these types of loans and do not allocate any of our allowance for credit losses to margin loans.

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

Goodwill

The tables below provide a breakdown of goodwill by business.

Goodwill by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2014	$9,328		$8,467	$74		$17,869
Acquisitions/dispositions	10		—	(22)		(12)
Foreign currency translation	(93)		(80)	(2)		(175)
Other (b)	$(3)		$—	$—		$(3)
Balance at Sept. 30, 2015	$9,242		$8,387	$50		$17,679

Goodwill by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2013	$9,446		$8,550	$77		$18,073
Acquisition/dispositions	—		39	—		39
Foreign currency translation	(43)		(75)	(2)		(120)
Balance at Sept. 30, 2014	$9,403		$8,514	$75		$17,992

(a)	Includes the reclassification of goodwill associated with Meriten Investment Management from Investment Management to Other segment.

(b)	Other changes in goodwill include purchase price adjustments and certain other reclassifications.

Intangible assets

The tables below provide a breakdown of intangible assets by business.

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2014	$1,911		$1,355	$861		$4,127
Acquisitions/dispositions	9		—	(9)		—
Amortization	(73)		(122)	(2)		(197)
Foreign currency translation	(10)		(5)	(1)		(16)
Balance at Sept. 30, 2015	$1,837		$1,228	$849		$3,914

Intangible assets – net carrying amount by business (in millions)	Investment Management	(a)	Investment Services	Other	(a)	Consolidated
Balance at Dec. 31, 2013	$2,047		$1,538	$867		$4,452
Amortization	(89)		(132)	(4)		(225)
Foreign currency translation	(6)		(5)	(1)		(12)
Balance at Sept. 30, 2014	$1,952		$1,401	$862		$4,215

(a)	Includes the reclassification of intangible assets associated with Meriten Investment Management from Investment Management to Other segment.

82 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The table below provides a breakdown of intangible assets by type.

Intangible assets	Sept. 30, 2015				Dec. 31, 2014
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Remaining weighted- average amortization period	Net carrying amount
Subject to amortization:
Customer relationships—Investment Management	$1,719	$(1,335)	$384	11 years	$464
Customer contracts—Investment Services	2,316	(1,465)	851	10 years	974
Other	76	(66)	10	3 years	14
Total subject to amortization	4,111	(2,866)	1,245	11 years	1,452
Not subject to amortization: (a)
Trade name	1,359	N/A	1,359	N/A	1,360
Customer relationships	1,310	N/A	1,310	N/A	1,315
Total not subject to amortization	2,669	N/A	2,669	N/A	2,675
Total intangible assets	$6,780	$(2,866)	$3,914	N/A	$4,127

(a)	Intangible assets not subject to amortization have an indefinite life.
N/A - Not applicable.

Estimated annual amortization expense for current intangibles for the next five years is as follows:

For the year ended Dec. 31,	Estimated amortization expense (in millions)
2015	$263
2016	238
2017	214
2018	181
2019	108

Note 7 - Other assets

Other assets	Sept. 30,	Dec. 31,
(in millions)	2015	2014
Accounts receivable	$4,808	$4,166
Corporate/bank owned life insurance	4,666	4,598
Equity in joint venture and other investments (a)	3,037	3,287
Fails to deliver	2,089	1,351
Software	1,352	1,332
Income taxes receivable	1,304	2,142
Fair value of hedging derivatives	790	851
Prepaid pension assets	645	708
Prepaid expenses	478	451
Due from customers on acceptances	298	247
Other	2,682	1,357
Total other assets	$22,149	$20,490

(a)	Includes Federal Reserve Bank stock of $452 million and $447 million, respectively, at cost.

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

BNY Mellon 83

Notes to Consolidated Financial Statements (continued)

Seed capital and private equity investments valued using NAV
	Sept. 30, 2015				Dec. 31, 2014
(dollar amounts in millions)	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period	Fair value	Unfunded commitments	Redemption frequency	Redemption notice period
Seed capital and other funds (a)	$69	$1	Daily-quarterly	0-180 days	$307	$—	Daily-quarterly	0-180 days
Private equity investments (b)(c)	34	59	N/A	N/A	35	45	N/A	N/A
Total	$103	$60			$342	$45

(a)	Other funds include various leveraged loans, structured credit funds and hedge funds. Redemption notice periods vary by fund.

(b)
Private equity funds primarily include numerous venture capital funds that invest in various sectors of the economy. Private equity funds do not have redemption rights. Distributions from such funds will be received as the underlying investments in the funds are liquidated.

(c)
Includes investments and unfunded commitments related to SBICs, which are compliant with the Volcker Rule, of $34 million and $59 million, respectively, at Sept. 30, 2015 and $18 million and $45 million, respectively, at Dec. 31, 2014.

N/A - Not applicable.

Qualified affordable housing project investments

We invest in affordable housing projects primarily to satisfy the Company’s CRA requirements. Our total investment in qualified affordable housing projects totaled $872 million at Sept. 30, 2015 and $853 million at Dec. 31, 2014. Commitments to fund future investments in qualified affordable housing projects totaled $337 million at Sept. 30, 2015 and $358 million at Dec. 31, 2014. A summary of the commitments to fund future investments is as follows: 2015—$51 million; 2016—$129 million; 2017—$84 million; 2018—$62 million; 2019—$1 million and 2020 and thereafter—$10 million.

Tax credits and other tax benefits recognized were $33 million in the third quarter of 2015, $32 million in the third quarter of 2014, $32 million in the second quarter of 2015, $98 million in the first nine months of 2015 and $94 million in the first nine months of 2014.

Amortization expense included in the provision for income taxes was $23 million in the third quarter of 2015, $23 million in the third quarter of 2014, $27 million in the second quarter of 2015, $74 million in the first nine months of 2015 and $69 million in the first nine months of 2014.

84 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Note 8 - Net interest revenue

The following table provides the components of net interest revenue presented on the Consolidated Income Statement.

Net interest revenue	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Interest revenue
Non-margin loans	$188	$179	$174	$540	$519
Margin loans	53	51	48	154	134
Securities:
Taxable	453	468	398	1,360	1,186
Exempt from federal income taxes	20	21	24	63	78
Total securities	473	489	422	1,423	1,264
Deposits with banks	24	28	58	82	208
Deposits with the Federal Reserve and other central banks	43	43	51	131	152
Federal funds sold and securities purchased under resale agreements	39	36	24	105	60
Trading assets	18	21	32	57	95
Total interest revenue	838	847	809	2,492	2,432
Interest expense
Deposits	9	8	24	32	70
Federal funds purchased and securities sold under repurchase agreements	(1)	(1)	(4)	(5)	(11)
Trading liabilities	2	3	6	7	21
Other borrowed funds	2	3	1	7	4
Commercial paper	1	1	1	2	1
Customer payables	1	2	2	5	6
Long-term debt	65	52	58	178	173
Total interest expense	79	68	88	226	264
Net interest revenue	$759	$779	$721	$2,266	$2,168

Note 9 - Employee benefit plans

The components of net periodic benefit cost are as follows.

Net periodic benefit cost (credit)				Quarter ended
	Sept. 30, 2015			June 30, 2015			Sept. 30, 2014
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$—	$8	$1	$15	$8	$1	$14	$9	$1
Interest cost	42	10	2	42	10	2	45	11	3
Expected return on assets	(83)	(13)	(2)	(83)	(13)	(2)	(79)	(15)	(2)
Curtailment (gain)	—	—	—	—	—	—	—	—	—
Other	26	6	—	26	6	—	28	4	—
Net periodic benefit cost (credit)	$(15)	$11	$1	$—	$11	$1	$8	$9	$2

BNY Mellon 85

Notes to Consolidated Financial Statements (continued)

Net periodic benefit cost (credit)			Year-to-date
	Sept. 30, 2015			Sept. 30, 2014
(in millions)	Domestic pension benefits	Foreign pension benefits	Health care benefits	Domestic pension benefits	Foreign pension benefits	Health care benefits
Service cost	$30	$24	$3	$42	$27	$3
Interest cost	127	30	6	135	33	9
Expected return on assets	(249)	(39)	(6)	(237)	(45)	(6)
Curtailment (gain)	(30)	—	—	—	—	—
Other	83	18	—	86	12	—
Net periodic benefit cost (credit)	$(39)	$33	$3	$26	$27	$6

Note 10 - Restructuring charges

Aggregate restructuring charges are included in M&I, litigation and restructuring charges on the income statement. Restructuring charges recorded in 2014 relate to corporate-level initiatives and were therefore recorded in the Other segment. Severance payments are primarily paid over the salary continuance period in accordance with the separation plan. In the third quarter of 2015, we recorded total restructuring net recovery of $2 million.

Streamlining actions

In the second quarter of 2014, we disclosed streamlining actions which included rationalizing our staff and simplifying and automating global processes primarily related to actions taken across investment services, technology, and operations. The initial restructuring charge consisted of $125 million of severance costs. In the third quarter of 2015, we recorded total restructuring charges of $15 million primarily related to severance. The following table presents the activity in the reserve through Sept. 30, 2015.

Streamlining actions 2014 – restructuring reserve activity
(in millions)	Total
Original restructuring charge	$125
Net additional charges	65
Utilization	(141)
Balance at June 30, 2015	$49
Net additional charges	15
Utilization	(14)
Balance at Sept. 30, 2015	$50

The table below presents the restructuring charge if it had been allocated by business.

Streamlining actions 2014 – restructuring charge by business			Total charges since inception
(in millions)	3Q15	2Q15
Investment Management	$7	$5	$35
Investment Services	5	(1)	89
Other segment (including Business Partners)	3	4	81
Total restructuring charge (recovery)	$15	$8	$205

Operational Excellence Initiatives

In 2011, we announced our Operational Excellence Initiatives which include an expense reduction initiative impacting approximately 1,500 positions, as well as additional initiatives to transform operations, technology and corporate services that will increase productivity and reduce the growth rate of expenses. We recorded a pre-tax restructuring charge of $107 million related to the Operational Excellence Initiatives in 2011. This charge consisted of $78 million of severance costs and $29 million primarily for operating lease-related items and consulting costs. There was an $8 million additional recovery recorded in the third quarter of 2015 related to this program. The following table presents the activity in the restructuring reserve related to the Operational Excellence Initiatives through Sept. 30, 2015.

86 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Operational Excellence Initiatives 2011 – restructuring reserve activity
(in millions)	Severance	Other	Total
Original restructuring charge	$78	$29	$107
Net additional charges (net recovery/gain)	91	(57)	34
Utilization	(149)	28	(121)
Balance at June 30, 2015	20	—	20
Net additional charges (recovery)	(8)	—	(8)
Utilization	(2)	—	(2)
Balance at Sept. 30, 2015	$10	$—	$10

The table below presents the restructuring charge if it had been allocated by business.

Operational Excellence Initiatives 2011 – restructuring charge (recovery) by business			Total charges since inception
(in millions)	3Q15	2Q15
Investment Management	$(3)	$—	$48
Investment Services	(2)	—	82
Other segment (including Business Partners)	(3)	—	3
Total restructuring charge (recovery)	$(8)	$—	$133

Note 11 - Income taxes

BNY Mellon recorded an income tax provision of $282 million (25.4% effective tax rate) in the third quarter of 2015 and $556 million (33.5% effective tax rate) in the third quarter of 2014. Both effective tax rates primarily reflect tax benefits from foreign operations and tax-exempt income. The gains related to the sales of our equity investment in Wing Hang and our One Wall Street building and litigation expense recorded in the third quarter of 2014 primarily increased the effective tax rate by 7.1%.

Our total tax reserves as of Sept. 30, 2015 were $668 million compared with $665 million at June 30, 2015. If these tax reserves were unnecessary, $668 million would affect the effective tax rate in future periods. We recognize accrued interest and penalties, if applicable, related to income taxes in income tax expense. Included in the balance sheet at Sept. 30, 2015 is accrued interest, where applicable, of $201 million. The additional tax expense related to interest for the nine months ended Sept. 30, 2015 was $4 million compared with an additional tax benefit of $1 million for the nine months ended Sept. 30, 2014.

It is reasonably possible the total reserve for uncertain tax positions could decrease within the next 12 months by approximately $110 million as a result of adjustments related to tax years that are still subject to examination.

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

The U.S. Tax Court ruling was finalized on Feb. 20, 2014. On March 5, 2014, BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 25, 2014, the government filed its response to our appeal. On Sept. 9, 2015, the Second Circuit affirmed the Tax Court decision. BNY Mellon intends to seek review by the United States Supreme Court. See Note 18 of the Notes to Consolidated Financial Statements for additional information.

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

BNY Mellon earns management fees from these funds as well as performance fees in certain funds and may also provide start-up capital for its new funds. The VIEs are primarily financed by our customer’s investments in the funds’ equity or debt. These VIEs are included in the scope of ASU

BNY Mellon 87

Notes to Consolidated Financial Statements (continued)

2015-02 and are reviewed for consolidation based on the guidance in ASC 810.

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

Investments consolidated under ASC 810 as amended by ASU 2015-02 at Sept. 30, 2015
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$400	$400
Trading assets	2,087		—	2,087
Other assets	210		—	210
Total assets	$2,297	(a)	$400	$2,697
Trading liabilities	$1,072		$—	$1,072
Other liabilities	91		362	453
Total liabilities	$1,163	(a)	$362	$1,525
Nonredeemable noncontrolling interests	$782	(a)	$—	$782

(a)	Includes VMEs with assets of $91 million, liabilities of $1 million and nonredeemable noncontrolling interests of $3 million.

Investments consolidated under ASC 810 and ASU 2009-17 at Dec. 31, 2014
(in millions)	Investment Management funds		Securitizations	Total consolidated investments
Available-for-sale securities	$—		$414	$414
Trading assets	8,678		—	8,678
Other assets	604		—	604
Total assets	$9,282	(a)	$414	$9,696
Trading liabilities	$7,660		$—	$7,660
Other liabilities	9		363	372
Total liabilities	$7,669	(a)	$363	$8,032
Nonredeemable noncontrolling interests	$1,033	(a)	$—	$1,033

(a)	Includes VMEs with assets of $855 million, liabilities of $148 million and nonredeemable noncontrolling interests of $544 million.

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

Non-consolidated VIEs at Sept. 30, 2015
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$175	$—	$175

Non-consolidated VIEs at Dec. 31, 2014
(in millions)	Assets	Liabilities	Maximum loss exposure
Other	$148	$—	$148

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

Preferred stock summary			Liquidation preference per share (in dollars)	Total shares issued and outstanding
						Carrying value (a)
(dollars in millions, unless otherwise noted)		Per annum dividend rate		Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Series A	Noncumulative Perpetual Preferred Stock	Greater of (i) three-month LIBOR plus 0.565% for the related distribution period; or (ii) 4.000%	$100,000	5,001	5,001	$500	$500
Series C	Noncumulative Perpetual Preferred Stock	5.2%	$100,000	5,825	5,825	568	568
Series D	Noncumulative Perpetual Preferred Stock	4.50% commencing Dec. 20, 2013 to but excluding June 20, 2023, then a floating rate equal to the three-month LIBOR plus 2.46%	$100,000	5,000	5,000	494	494
Series E	Noncumulative Perpetual Preferred Stock	4.95% commencing Dec. 20, 2015 to and including June 20, 2020, then a floating rate equal to the three-month LIBOR plus 3.42%	$100,000	10,000	—	990	—
Total				25,826	15,826	$2,552	$1,562
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

On Sept. 21, 2015, The Bank of New York Mellon Corporation paid the following dividends for the noncumulative perpetual preferred stock for the dividend period ending in September 2015 to holders of record as of the close of business on Sept. 5, 2015:

•
$1,011.11 per share on the Series A Preferred Stock (equivalent to $10.1111 per Normal Preferred Capital Security of Mellon Capital IV, each representing 1/100th interest in a share of Series A Preferred Stock); and

•	$1,300.00 per share on the Series C Preferred Stock (equivalent to $0.3250 per depositary share, each representing a 1/4,000th interest in a share of the Series C Preferred Stock).

BNY Mellon 89

Notes to Consolidated Financial Statements (continued)

The preferred stock is not subject to the operation of a sinking fund and is not convertible into, or exchangeable for, shares of our common stock or any other class or series of our other securities. Subject to the restrictions in BNY Mellon’s 2007 replacement capital covenant, subsequently amended on May 8 and Sept. 11, 2012, we may redeem the Series A preferred stock, in whole or in part, at our option. We may also, at our option, redeem the shares of the Series C preferred stock in whole or in part, on or after the dividend payment date in September 2017, the Series D preferred stock in whole or in part, on or after the dividend payment date in June 2023 and the

Series E preferred stock in whole or in part, on or after the dividend payment date in June 2020. The Series C, Series D or Series E preferred stock can be redeemed in whole but not in part at any time within 90 days following a regulatory capital treatment event (as defined in each of the Series C, Series D and Series E’s Certificates of Designation).

Terms of the Series A, Series C, Series D and Series E preferred stock are more fully described in each of their Certificate of Designations, each of which is filed as an Exhibit to this Form 10-Q.

Note 14 - Other comprehensive income (loss)

Components of other comprehensive income (loss)
	Quarter ended
	Sept. 30, 2015			June 30, 2015			Sept. 30, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(132)	$(31)	$(163)	$239	$90	$329	$(505)	$(84)	$(589)
Total foreign currency translation	(132)	(31)	(163)	239	90	329	(505)	(84)	(589)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(3)	10	7	(499)	141	(358)	(18)	22	4
Reclassification adjustment (a)	(22)	8	(14)	(16)	6	(10)	(20)	7	(13)
Net unrealized gain (loss) on assets available-for-sale	(25)	18	(7)	(515)	147	(368)	(38)	29	(9)
Defined benefit plans:
Net gain (loss) arising during the period	3	(1)	2	—	—	—	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	32	(11)	21	32	(11)	21	31	(12)	19
Total defined benefit plans	35	(12)	23	32	(11)	21	31	(12)	19
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	(3)	(6)	(9)	1	1	2	15	(6)	9
Reclassification adjustment (a)	3	6	9	11	(4)	7	(31)	10	(21)
Net unrealized gain (loss) on cash flow hedges	—	—	—	12	(3)	9	(16)	4	(12)
Total other comprehensive income (loss)	$(122)	$(25)	$(147)	$(232)	$223	$(9)	$(528)	$(63)	$(591)

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

90 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Components of other comprehensive income (loss)
	Year-to-date
	Sept. 30, 2015			Sept. 30, 2014
(in millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Foreign currency translation:
Foreign currency translation adjustments arising during the period	$(396)	$(39)	$(435)	$(432)	$(43)	$(475)
Total foreign currency translation	(396)	(39)	(435)	(432)	(43)	(475)
Unrealized gain (loss) on assets available-for-sale:
Unrealized gain (loss) arising during period	(300)	83	(217)	519	(143)	376
Reclassification adjustment (a)	(62)	23	(39)	(60)	20	(40)
Net unrealized gain (loss) on assets available-for-sale	(362)	106	(256)	459	(123)	336
Defined benefit plans:
Net gain (loss) arising during the period	(182)	75	(107)	—	—	—
Amortization of prior service credit, net loss and initial obligation included in net periodic benefit cost (a)	71	(24)	47	92	(37)	55
Total defined benefit plans	(111)	51	(60)	92	(37)	55
Unrealized gain (loss) on cash flow hedges:
Unrealized hedge gain (loss) arising during period	—	—	—	18	(9)	9
Reclassification adjustment (a)	11	(3)	8	(34)	12	(22)
Net unrealized gain (loss) on cash flow hedges	11	(3)	8	(16)	3	(13)
Total other comprehensive income (loss)	$(858)	$115	$(743)	$103	$(200)	$(97)

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

Note 15 - Fair value measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-level hierarchy for fair value measurements is utilized based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. BNY Mellon’s own creditworthiness is considered when valuing liabilities. See Note 20 of the Notes to Consolidated Financial Statements in our 2014 Annual Report for information on how we determine fair value and the fair value hierarchy.

The following tables present the financial instruments carried at fair value at Sept. 30, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by valuation hierarchy (as described above). We have included credit ratings information in certain of the tables because the information indicates the degree of credit risk to which we are exposed, and significant changes in ratings classifications could result in increased risk for us. There were no material transfers between Level 1 and Level 2 during the third quarter of 2015.

BNY Mellon 91

Notes to Consolidated Financial Statements (continued)

Assets measured at fair value on a recurring basis at Sept. 30, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Available-for-sale securities:
U.S. Treasury	$12,513	$—	$—	$—	$12,513
U.S. Government agencies	—	431	—	—	431
Sovereign debt/sovereign guaranteed	35	14,061	—	—	14,096
State and political subdivisions (b)	—	4,304	11	—	4,315
Agency RMBS	—	23,335	—	—	23,335
Non-agency RMBS	—	841	—	—	841
Other RMBS	—	1,311	—	—	1,311
Commercial MBS	—	1,568	—	—	1,568
Agency commercial MBS	—	3,762	—	—	3,762
Asset-backed CLOs	—	2,291	—	—	2,291
Other asset-backed securities	—	3,129	—	—	3,129
Equity securities	4	—	—	—	4
Money market funds (b)	770	—	—	—	770
Corporate bonds	—	1,822	—	—	1,822
Other debt securities	—	2,248	—	—	2,248
Foreign covered bonds	2,038	270	—	—	2,308
Non-agency RMBS (c)	—	1,938	—	—	1,938
Total available-for-sale securities	15,360	61,311	11	—	76,682
Trading assets:
Debt and equity instruments (b)	561	1,971	—	—	2,532
Derivative assets not designated as hedging:
Interest rate	28	11,454	—	(8,893)	2,589
Foreign exchange	—	4,222	—	(2,782)	1,440
Equity	41	115	—	(72)	84
Total derivative assets not designated as hedging	69	15,791	—	(11,747)	4,113
Total trading assets	630	17,762	—	(11,747)	6,645
Loans	—	338	—	—	338
Other assets:
Derivative assets designated as hedging:
Interest rate	—	648	—	—	648
Foreign exchange	—	142	—	—	142
Total derivative assets designated as hedging	—	790	—	—	790
Other assets (d)	198	109	—	—	307
Other assets measured at net asset value					103
Total other assets	198	899	—	—	1,200
Subtotal assets of operations at fair value	16,188	80,310	11	(11,747)	84,865
Percentage of assets prior to netting	17%	83%	—%
Assets of consolidated investment management funds:
Trading assets	370	1,717	—	—	2,087
Other assets	197	13	—	—	210
Total assets of consolidated investment management funds	567	1,730	—	—	2,297
Total assets	$16,755	$82,040	$11	$(11,747)	$87,162
Percentage of assets prior to netting	17%	83%	—%

92 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Liabilities measured at fair value on a recurring basis at Sept. 30, 2015
(dollar amounts in millions)	Level 1	Level 2	Level 3	Netting (a)	Total carrying value
Trading liabilities:
Debt and equity instruments	$246	$154	$—	$—	$400
Derivative liabilities not designated as hedging:
Interest rate	17	11,406	—	(8,991)	2,432
Foreign exchange	—	4,179	—	(2,352)	1,827
Equity and other contracts	18	133	—	(54)	97
Total derivative liabilities not designated as hedging	35	15,718	—	(11,397)	4,356
Total trading liabilities	281	15,872	—	(11,397)	4,756
Long-term debt (b)	—	362	—	—	362
Other liabilities - derivative liabilities designated as hedging:
Interest rate	—	470	—	—	470
Foreign exchange	—	48	—	—	48
Total other liabilities - derivative liabilities designated as hedging	—	518	—	—	518
Subtotal liabilities of operations at fair value	281	16,752	—	(11,397)	5,636
Percentage of liabilities prior to netting	2%	98%	—%
Liabilities of consolidated investment management funds:
Trading liabilities	—	1,072	—	—	1,072
Other liabilities	1	90	—	—	91
Total liabilities of consolidated investment management funds	1	1,162	—	—	1,163
Total liabilities	$282	$17,914	$—	$(11,397)	$6,799
Percentage of liabilities prior to netting	2%	98%	—%

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

BNY Mellon 95

Notes to Consolidated Financial Statements (continued)

Details of certain items measured at fair value on a recurring basis	Sept. 30, 2015					Dec. 31, 2014
	Total carrying value (a)	Ratings				Total carrying value (a)	Ratings
		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower		AAA/ AA-	A+/ A-	BBB+/ BBB-	BB+ and lower
(dollar amounts in millions)
Non-agency RMBS, originated in:
2007	$70	—%	—%	—%	100%	$78	—%	—%	—%	100%
2006	129	—	—	—	100	138	—	—	—	100
2005	247	2	23	16	59	284	—	21	19	60
2004 and earlier	395	4	4	26	66	453	3	5	27	65
Total non-agency RMBS	$841	2%	9%	17%	72%	$953	1%	9%	19%	71%
Commercial MBS - Domestic, originated in:
2009-2015	$653	84%	16%	—%	—%	$639	83%	17%	—%	—%
2008	17	100	—	—	—	19	100	—	—	—
2007	320	63	21	16	—	353	65	21	14	—
2006	476	79	21	—	—	599	83	17	—	—
2005	38	100	—	—	—	271	100	—	—	—
2004 and earlier	—	—	—	—	—	6	100	—	—	—
Total commercial MBS - Domestic	$1,504	79%	18%	3%	—%	$1,887	82%	15%	3%	—%
Foreign covered bonds:
Canada	$1,074	100%	—%	—%	—%	$1,266	100%	—%	—%	—%
United Kingdom	420	100	—	—	—	690	100	—	—	—
Netherlands	221	100	—	—	—	244	100	—	—	—
Other	593	100	—	—	—	668	100	—	—	—
Total foreign covered bonds	$2,308	100%	—%	—%	—%	$2,868	100%	—%	—%	—%
European floating rate notes - available-for-sale:
United Kingdom	$994	85%	15%	—%	—%	$1,172	83%	17%	—%	—%
Netherlands	236	100	—	—	—	296	100	—	—	—
Ireland	125	—	—	—	100	144	—	—	—	100
Other	19	100	—	—	—	25	99	1	—	—
Total European floating rate notes - available-for-sale	$1,374	80%	11%	—%	9%	$1,637	79%	12%	—%	9%
Sovereign debt/sovereign guaranteed:
United Kingdom	$3,040	100%	—%	—%	—%	$5,076	100%	—%	—%	—%
France	2,530	100	—	—	—	3,550	100	—	—	—
Spain	1,939	—	—	100	—	1,978	—	—	100	—
Germany	1,776	100	—	—	—	1,522	100	—	—	—
Italy	1,403	—	—	100	—	1,427	—	—	100	—
Belgium	1,387	100	—	—	—	829	100	—	—	—
Netherlands	920	100	—	—	—	1,800	100	—	—	—
Ireland	793	—	18	82	—	672	—	—	100	—
Other	308	72	—	28	—	430	81	—	19	—
Total sovereign debt/sovereign guaranteed	$14,096	70%	1%	29%	—%	$17,284	76%	—%	24%	—%
Non-agency RMBS (b), originated in:
2007	$546	—%	—%	—%	100%	$620	—%	—%	—%	100%
2006	572	—	—	1	99	653	—	—	1	99
2005	633	—	2	1	97	727	—	3	1	96
2004 and earlier	187	—	3	9	88	214	—	4	7	89
Total non-agency RMBS (b)	$1,938	—%	1%	1%	98%	$2,214	—%	1%	1%	98%

(a)
At Sept. 30, 2015 and Dec. 31, 2014, foreign covered bonds and sovereign debt were included in Level 1 and Level 2 in the valuation hierarchy. All other assets in the table are Level 2 assets in the valuation hierarchy.

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

96 BNY Mellon

Notes to Consolidated Financial Statements (continued)

The tables below include a roll forward of the balance sheet amounts for the three and nine months ended Sept. 30, 2015 and 2014 (including the change in fair value), for financial instruments classified in Level 3 of the valuation hierarchy.

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2015
	Available-for-sale securities		Trading assets				Total assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets
Fair value at June 30, 2015	$11		$1		$28		$40
Transfers out of Level 3	—		—		—		—
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	—	(c)	10	(d)	10
Sales and settlements:
Sales	—		—		(38)		(38)
Settlements	—		(1)		—		(1)
Fair value at Sept. 30, 2015	$11		$—		$—		$11
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$—		$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2015
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2015	$1		$1
Transfers out of Level 3	—		—
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	—	(b)	—
Settlements	(1)		(1)
Fair value at Sept. 30, 2015	$—		$—
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$—		$—

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

BNY Mellon 97

Notes to Consolidated Financial Statements (continued)

Fair value measurements for assets using significant unobservable inputs for the three months ended Sept. 30, 2014
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets (b)
Fair value at June 30, 2014	$11		$1		$22		$—		$34
Transfers out of Level 3	—		—		(10)		—		(10)
Transfers into of Level 3	—		—		—		38		38
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(c)	—	(d)	13	(d)	—	(e)	13
Settlements	—		(1)		(1)		—		(2)
Fair value at Sept. 30, 2014	$11		$—		$24		$38		$73
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$16		$—		$16

(a)	Derivative assets are reported on a gross basis.

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

(d)	Reported in foreign exchange and other trading revenue.

(e)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the three months ended Sept. 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at June 30, 2014	$51		$51
Transfers out of Level 3	(2)		(2)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(23)	(b)	(23)
Fair value at Sept. 30, 2014	$26		$26
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(12)		$(12)

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2015
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Derivative assets	(a)	Other assets		Total assets
Fair value at Dec. 31, 2014	$11		$9		$35		$55
Transfers out of Level 3	—		(3)		—		(3)
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(b)	(1)	(c)	10	(d)	9
Purchases, sales and settlements:
Purchases	—		—		3		3
Sales	—		—		(48)		(48)
Settlements	—		(5)		—		(5)
Fair value at Sept. 30, 2015	$11		$—		$—		$11
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$—		$—

(a)	Derivative assets are reported on a gross basis.

(b)
Realized gains (losses) are reported in securities gains (losses). Unrealized gains (losses) are reported in accumulated other comprehensive income (loss) except for the credit portion of OTTI losses which are recorded in securities gains (losses).

(c)	Reported in foreign exchange and other trading revenue.

(d)	Reported in investment and other income.

98 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2015
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2014	$9		$9
Transfers out of Level 3	(3)		(3)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(1)	(b)	(1)
Settlements	(5)		(5)
Fair value at Sept. 30, 2015	$—		$—
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$—		$—

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Fair value measurements for assets using significant unobservable inputs for the nine months ended Sept. 30, 2014
	Available-for-sale securities		Trading assets
(in millions)	State and political subdivisions		Debt and equity instruments		Derivative assets	(a)	Other assets		Total assets (b)
Fair value at Dec. 31, 2013	$11		$1		$22		$—		$34
Transfers out of Level 3	—		—		(12)		—		(12)
Transfers into of Level 3	—		—		—		38		38
Total gains or (losses) for the period:
Included in earnings (or changes in net assets)	—	(c)	—	(d)	15	(d)	—	(e)	15
Settlements	—		(1)		(1)		—		(2)
Fair value at Sept. 30, 2014	$11		$—		$24		$38		$73
Change in unrealized gains or (losses) for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period			$—		$19		$—		$19

(a)	Derivative assets are reported on a gross basis.

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

(d)	Reported in foreign exchange and other trading revenue.

(e)	Reported in investment and other income.

Fair value measurements for liabilities using significant unobservable inputs for the nine months ended Sept. 30, 2014
	Trading liabilities		Total liabilities
(in millions)	Derivative liabilities	(a)
Fair value at Dec. 31, 2013	$75		$75
Transfers out of Level 3	(39)		(39)
Total (gains) or losses for the period:
Included in earnings (or changes in net liabilities)	(13)	(b)	(13)
Purchases	3		3
Fair value at Sept. 30, 2014	$26		$26
Change in unrealized (gains) or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1		$1

(a)	Derivative liabilities are reported on a gross basis.

(b)	Reported in foreign exchange and other trading revenue.

Assets and liabilities measured at fair value on a nonrecurring basis

Under certain circumstances, we make adjustments to fair value our assets, liabilities and unfunded lending-

related commitments although they are not measured at fair value on an ongoing basis. An example would be the recording of an impairment of an asset.

BNY Mellon 99

Notes to Consolidated Financial Statements (continued)

The following tables present the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy as of Sept. 30,

2015 and Dec. 31, 2014, for which a nonrecurring change in fair value has been recorded during the quarters ended Sept. 30, 2015 and Dec. 31, 2014.

Assets measured at fair value on a nonrecurring basis at Sept. 30, 2015				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$101	$2	$103
Other assets (b)	—	9	—	9
Total assets at fair value on a nonrecurring basis	$—	$110	$2	$112

Assets measured at fair value on a nonrecurring basis at Dec. 31, 2014				Total carrying value
(in millions)	Level 1	Level 2	Level 3
Loans (a)	$—	$112	$2	$114
Other assets (b)	—	6	—	6
Total assets at fair value on a nonrecurring basis	$—	$118	$2	$120

(a)
During the quarters ended Sept. 30, 2015 and Dec. 31, 2014, the fair value of these loans decreased $1 million and $3 million, respectively, based on the fair value of the underlying collateral as allowed by ASC 310, Accounting by Creditors for Impairment of a loan, with an offset to the allowance for credit losses.

(b)	Includes other assets received in satisfaction of debt and loans held for sale. Loans held for sale are carried on the balance sheet at the lower of cost or fair value.

Level 3 unobservable inputs

The following tables present the unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy.

Quantitative information about Level 3 fair value measurements of assets
(dollars in millions)	Fair value at Sept. 30, 2015	Valuation techniques	Unobservable input	Range
Measured on a recurring basis:
Available-for-sale securities:
State and political subdivisions	$11	Discounted cash flow	Expected credit loss	0%-1%

Estimated fair value of financial instruments

The following tables present the estimated fair value and the carrying amount of financial instruments not carried at fair value on the consolidated balance sheet at Sept. 30, 2015 and Dec. 31, 2014, by caption on the consolidated balance sheet and by the valuation hierarchy. See Note 20 of the Notes to Consolidated

Financial Statements in our 2014 Annual Report for additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value.

100 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Summary of financial instruments	Sept. 30, 2015
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$82,426	$—	$82,426	$82,426
Interest-bearing deposits with banks	—	20,007	—	20,007	20,002
Federal funds sold and securities purchased under resale agreements	—	28,901	—	28,901	28,901
Securities held-to-maturity	11,501	32,257	—	43,758	43,423
Loans	—	61,022	—	61,022	60,836
Other financial assets	8,234	1,066	—	9,300	9,300
Total	$19,735	$225,679	$—	$245,414	$244,888
Liabilities:
Noninterest-bearing deposits	$—	$101,111	$—	$101,111	$101,111
Interest-bearing deposits	—	164,893	—	164,893	165,657
Federal funds purchased and securities sold under repurchase agreements	—	8,824	—	8,824	8,824
Payables to customers and broker-dealers	—	22,236	—	22,236	22,236
Borrowings	—	758	—	758	758
Long-term debt	—	21,481	—	21,481	21,068
Total	$—	$319,303	$—	$319,303	$319,654

Summary of financial instruments	Dec. 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total estimated fair value	Carrying amount
Assets:
Interest-bearing deposits with the Federal Reserve and other central banks	$—	$96,682	$—	$96,682	$96,682
Interest-bearing deposits with banks	—	19,505	—	19,505	19,495
Federal funds sold and securities purchased under resale agreements	—	20,302	—	20,302	20,302
Securities held-to-maturity	5,063	16,064	—	21,127	20,933
Loans	—	56,840	—	56,840	56,749
Other financial assets	6,970	1,121	—	8,091	8,091
Total	$12,033	$210,514	$—	$222,547	$222,252
Liabilities:
Noninterest-bearing deposits	$—	$104,240	$—	$104,240	$104,240
Interest-bearing deposits	—	160,688	—	160,688	161,629
Federal funds purchased and securities sold under repurchase agreements	—	11,469	—	11,469	11,469
Payables to customers and broker-dealers	—	21,181	—	21,181	21,181
Borrowings	—	956	—	956	956
Long-term debt	—	20,401	—	20,401	19,917
Total	$—	$318,935	$—	$318,935	$319,392

The table below summarizes the carrying amount of the hedged financial instruments, the notional amount of the hedge and the unrealized gain (loss) (estimated fair value) of the derivatives.

Hedged financial instruments	Carrying amount	Notional amount of hedge	Unrealized
(in millions)			Gain	(Loss)
Sept. 30, 2015
Securities available-for-sale	$8,011	$7,820	$10	$(462)
Long-term debt	17,648	17,051	636	(8)
Dec. 31, 2014
Securities available-for-sale	$7,294	$7,045	$4	$(370)
Long-term debt	16,469	16,100	470	(14)

BNY Mellon 101

Notes to Consolidated Financial Statements (continued)

Note 16 - Fair value option

We elected fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments.

The following table presents the assets and liabilities, by type, of consolidated investment management funds recorded at fair value.

Assets and liabilities of consolidated investment management funds, at fair value
(in millions)	Sept. 30, 2015	Dec. 31, 2014
Assets of consolidated investment management funds:
Trading assets	$2,087	$8,678
Other assets	210	604
Total assets of consolidated investment management funds	$2,297	$9,282
Liabilities of consolidated investment management funds:
Trading liabilities	$1,072	$7,660
Other liabilities	91	9
Total liabilities of consolidated investment management funds	$1,163	$7,669

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

We have elected the fair value option on $333 million and $21 million of loans at Sept. 30, 2015 and Dec. 31, 2014, respectively. The fair value of these loans was $338 million at Sept. 30, 2015 and $21 million at Dec. 31, 2014. The loans were valued using observable market inputs to discount expected loan cash flows. These loans are included in Level 2 of the valuation hierarchy.

We have elected the fair value option on $240 million of long-term debt. The fair value of this long-term debt was $362 million at Sept. 30, 2015 and $347 million at Dec. 31, 2014. The long-term debt is valued using observable market inputs and is included in Level 2 of the valuation hierarchy.

The following table presents the changes in fair value of the loans and long-term debt and the location of the changes in the consolidated income statement.

Impact of changes in fair value in the income statement (a)
	Quarter ended			Year-to-date
(in millions)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Loans:
Investment and other income	$6	$(3)	$—	$5	$—
Long-term debt:
Foreign exchange and other trading revenue	$(11)	$4	$1	$(15)	$(16)

(a)	The changes in fair value of the loans and long-term debt are approximately offset by economic hedges included in foreign exchange and other trading revenue.

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

Use of derivative financial instruments involves reliance on counterparties. Failure of a counterparty to honor its obligation under a derivative contract is a risk we assume whenever we engage in a derivative contract. There were no counterparty default losses in the third quarter of 2015 and $8 million of counterparty default losses in the third quarter of 2014.

102 BNY Mellon

Notes to Consolidated Financial Statements (continued)

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

The available-for-sale investment securities hedged consist of sovereign debt, U.S. Treasury bonds, agency commercial mortgage-backed securities and covered bonds that had original maturities of 30 years or less at initial purchase. The swaps on all of these investment securities are not callable. All of these securities are hedged with “pay fixed rate, receive variable rate” swaps of similar maturity, repricing and fixed rate coupon. At Sept. 30, 2015, $7.7 billion face amount of securities were hedged with interest rate swaps that had notional values of $7.8 billion.

The fixed rate long-term debt instruments hedged generally have original maturities of five to 30 years. We issue both callable and non-callable debt. The non-callable debt is hedged with “receive fixed rate, pay variable rate” swaps with similar maturity, repricing and fixed rate coupon. Callable debt is hedged with callable swaps where the call dates of the swaps exactly match the call dates of the debt. At Sept. 30, 2015, $17.1 billion par value of debt was hedged with interest rate swaps that had notional values of $17.1 billion.

In addition, we enter into foreign exchange hedges. We use forward foreign exchange contracts with maturities of nine months or less to hedge our British Pound, Euro, Hong Kong Dollar, Indian Rupee and Singapore Dollar foreign exchange exposure with respect to foreign currency forecasted revenue and expense transactions in entities that have the U.S. dollar as their functional currency. As of Sept. 30, 2015, the hedged forecasted foreign currency transactions and designated forward foreign exchange contract hedges were $210 million (notional), with a pre-tax loss of $2 million recorded in accumulated other comprehensive income. This loss will be reclassified to income or expense over the next nine months.

Forward foreign exchange contracts are also used to hedge the value of our net investments in foreign subsidiaries. These forward foreign exchange contracts have maturities of less than two years. The derivatives employed are designated as hedges of changes in value of our foreign investments due to exchange rates. Changes in the value of the forward foreign exchange contracts offset the changes in value of the foreign investments due to changes in foreign exchange rates. The change in fair market value of these forward foreign exchange contracts is deferred and reported within accumulated translation adjustments in shareholders’ equity, net of tax. At Sept. 30, 2015, forward foreign exchange contracts with notional amounts totaling $6.9 billion were designated as hedges.

In addition to forward foreign exchange contracts, we also designate non-derivative financial instruments as hedges of our net investments in foreign subsidiaries. Those non-derivative financial instruments designated as hedges of our net investments in foreign subsidiaries were all long-term liabilities of BNY Mellon in various currencies, and, at Sept. 30, 2015, had a combined U.S. dollar equivalent value of $474 million.

Ineffectiveness related to derivatives and hedging relationships was recorded in income as follows:

Ineffectiveness	Nine months ended
(in millions)	Sept. 30, 2015	Sept. 30, 2014
Fair value hedges of securities	$2.8	$(7.7)
Fair value hedges of deposits and long-term debt	(4.8)	(12.0)
Cash flow hedges	—	0.1
Other (a)	—	(0.1)
Total	$(2.0)	$(19.7)

(a)	Includes ineffectiveness recorded on foreign exchange hedges.

BNY Mellon 103

Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amount and credit exposure of our total derivative portfolio at Sept. 30, 2015 and Dec. 31, 2014.

Impact of derivative instruments on the balance sheet	Notional value		Asset derivatives fair value		Liability derivatives fair value
(in millions)	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014	Sept. 30, 2015	Dec. 31, 2014
Derivatives designated as hedging instruments (a):
Interest rate contracts	$24,871	$23,145	$648	$477	$470	$385
Foreign exchange contracts	7,158	7,344	142	374	48	62
Total derivatives designated as hedging instruments			$790	$851	$518	$447
Derivatives not designated as hedging instruments (b):
Interest rate contracts	$573,832	$731,628	$11,482	$17,150	$11,423	$17,654
Foreign exchange contracts	603,954	528,401	4,222	6,280	4,179	6,367
Equity contracts	2,841	10,842	156	377	151	549
Credit contracts	155	—	—	—	—	—
Total derivatives not designated as hedging instruments			$15,860	$23,807	$15,753	$24,570
Total derivatives fair value (c)			$16,650	$24,658	$16,271	$25,017
Effect of master netting agreements (d)			(11,747)	(18,347)	(11,397)	(17,797)
Fair value after effect of master netting agreements			$4,903	$6,311	$4,874	$7,220

(a)	The fair value of asset derivatives and liability derivatives designated as hedging instruments is recorded as other assets and other liabilities, respectively, on the balance sheet.

(b)	The fair value of asset derivatives and liability derivatives not designated as hedging instruments is recorded as trading assets and trading liabilities, respectively, on the balance sheet.

(c)	Fair values are on a gross basis, before consideration of master netting agreements, as required by ASC 815.

(d)
Effect of master netting agreements includes cash collateral received and paid of $893 million and $543 million, respectively, at Sept. 30, 2015, and $1,589 million and $1,039 million, respectively, at Dec. 31, 2014.

At Sept. 30, 2015, $304 billion (notional) of interest rate contracts will mature within one year, $150 billion between one and five years and $145 billion after five years. At Sept. 30, 2015, $599 billion (notional) of foreign exchange contracts will mature within one year, $7 billion between one and five years and $5 billion after five years.

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives			Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item
		3Q15	2Q15	3Q14		3Q15	2Q15	3Q14
Interest rate contracts	Net interest revenue	$(93)	$255	$(200)	Net interest revenue	$87	$(248)	$195

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q15	2Q15	3Q14		3Q15	2Q15	3Q14		3Q15	2Q15	3Q14
FX contracts	$—	$—	$—	Net interest revenue	$—	$—	$(1)	Net interest revenue	$—	$—	$—
FX contracts	—	—	(5)	Other revenue	—	—	1	Other revenue	—	—	0.2
FX contracts	—	(3)	29	Trading revenue	—	(3)	29	Trading revenue	—	—	—
FX contracts	(3)	4	(8)	Salary expense	(3)	(8)	2	Salary expense	—	—	—
Total	$(3)	$1	$16		$(3)	$(11)	$31		$—	$—	$0.2

104 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing)
	3Q15	2Q15	3Q14		3Q15	2Q15	3Q14		3Q15	2Q15	3Q14
FX contracts	$213	$(255)	$308	Net interest revenue	$1	$—	$—	Other revenue	$—	$—	$(0.2)

Impact of derivative instruments on the income statement (in millions)
Derivatives in fair value hedging relationships	Location of gain or (loss) recognized in income on derivatives	Gain or (loss) recognized in income on derivatives Nine months ended		Location of gain or(loss) recognized in income on hedged item	Gain or (loss) recognized in hedged item Nine months ended
		Sept. 30, 2015	Sept. 30, 2014		Sept. 30, 2015	Sept. 30, 2014
Interest rate contracts	Net interest revenue	$10	$(594)	Net interest revenue	$(12)	$574

Derivatives in cash flow hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives(effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2015	Sept. 30, 2014		Sept. 30, 2015	Sept. 30, 2014		Sept. 30, 2015	Sept. 30, 2014
FX contracts	$(1)	$(2)	Net interest revenue	$(1)	$(2)	Net interest revenue	$—	$—
FX contracts	—	(2)	Other revenue	—	2	Other revenue	—	0.1
FX contracts	9	26	Trading revenue	9	26	Trading revenue	—	—
FX contracts	(8)	(4)	Salary expense	(19)	8	Salary expense	—	—
Total	$—	$18		$(11)	$34		$—	$0.1

Derivatives in net investment hedging relationships	Gain or (loss) recognized in accumulated OCI on derivatives (effective portion) Nine months ended		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Gain or (loss) reclassified from accumulated OCI into income (effective portion) Nine months ended		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Gain or (loss) recognized in income on derivatives (ineffectiveness portion and amount excluded from effectiveness testing) Nine months ended
	Sept. 30, 2015	Sept. 30, 2014		Sept. 30, 2015	Sept. 30, 2014		Sept. 30, 2015	Sept. 30, 2014
FX contracts	$326	$163	Net interest revenue	$1	$(1)	Other revenue	$—	$(0.1)

Trading activities (including trading derivatives)

We manage trading risk through a system of position limits, a VaR methodology based on Monte Carlo simulations, stop loss advisory triggers and other market sensitivity measures. Risk is monitored and reported to senior management by a separate unit on a daily basis. Based on certain assumptions, the VaR methodology is designed to capture the potential overnight pre-tax dollar loss from adverse changes in fair values of all trading positions. The calculation assumes a one-day holding period for most instruments, utilizes a 99% confidence level, and incorporates the non-linear characteristics of options. The VaR model is one of several statistical models used to develop economic capital results, which is allocated to lines of business for computing risk-adjusted performance.

As the VaR methodology does not evaluate risk attributable to extraordinary financial, economic or other occurrences, the risk assessment process includes a number of stress scenarios based upon the risk factors in the portfolio and management’s assessment of market conditions. Additional stress scenarios based upon historical market events are also

BNY Mellon 105

Notes to Consolidated Financial Statements (continued)

performed. Stress tests, by their design, incorporate the impact of reduced liquidity and the breakdown of observed correlations. The results of these stress tests are reviewed weekly with senior management.

Revenue from foreign exchange and other trading included the following:

Foreign exchange and other trading revenue				Year-to-date
(in millions)	3Q15	2Q15	3Q14	2015	2014
Foreign exchange	$180	$181	$154	$578	$413
Other trading revenue (loss)	(1)	6	(1)	17	6
Total foreign exchange and other trading revenue	$179	$187	$153	$595	$419

Foreign exchange includes income from purchasing and selling foreign currencies and currency forwards, futures and options. Other trading revenue (loss) reflects results from futures and forward contracts, interest rate swaps, structured foreign currency swaps, options, equity derivatives and fixed income and equity securities.

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

The following table shows the fair value of contracts falling under early termination provisions that were in net liability positions as of Sept. 30, 2015 for three key ratings triggers:

If The Bank of New York Mellon’s rating was changed to (Moody’s/S&P)	Potential close-out exposures (fair value) (a)
A3/A-	$72	million
Baa2/BBB	$1,031	million
Ba1/BB+	$2,089	million

(a)	The amounts represent potential total close-out values if The Bank of New York Mellon’s rating were to immediately drop to the indicated levels.

The aggregated fair value of contracts impacting potential trade close-out amounts and collateral obligations can fluctuate from quarter to quarter due to changes in market conditions, changes in the composition of counterparty trades, new business, or changes to the agreement definitions establishing close-out or collateral obligations.

Additionally, if The Bank of New York Mellon’s debt rating had fallen below investment grade on Sept. 30, 2015, existing collateral arrangements would have required us to have posted an additional $265 million of collateral.

106 BNY Mellon

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

Offsetting of derivative assets and financial assets at Sept. 30, 2015
	Gross assets recognized	Gross amounts offset in the balance sheet		Net assets recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral received	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$10,435	$8,893		$1,542	$470	$—	$1,072
Foreign exchange contracts	3,525	2,782		743	27	—	716
Equity contracts	148	72		76	—	—	76
Total derivatives subject to netting arrangements	14,108	11,747		2,361	497	—	1,864
Total derivatives not subject to netting arrangements	2,542	—		2,542	—	—	2,542
Total derivatives	16,650	11,747		4,903	497	—	4,406
Reverse repurchase agreements	21,806	589	(b)	21,217	21,213	—	4
Securities borrowing	7,678	—		7,678	7,496	—	182
Total	$46,134	$12,336		$33,798	$29,206	$—	$4,592

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

BNY Mellon 107

Notes to Consolidated Financial Statements (continued)

Offsetting of derivative liabilities and financial liabilities at Sept. 30, 2015
	Gross liabilities recognized	Gross amounts offset in the balance sheet		Net liabilities recognized on the balance sheet	Gross amounts not offset in the balance sheet
(in millions)			(a)		Financial instruments	Cash collateral pledged	Net amount
Derivatives subject to netting arrangements:
Interest rate contracts	$11,210	$8,991		$2,219	$2,005	$—	$214
Foreign exchange contracts	3,093	2,352		741	365	—	376
Equity contracts	142	54		88	64	—	24
Total derivatives subject to netting arrangements	14,445	11,397		3,048	2,434	—	614
Total derivatives not subject to netting arrangements	1,826	—		1,826	—	—	1,826
Total derivatives	16,271	11,397		4,874	2,434	—	2,440
Repurchase agreements	6,860	589	(b)	6,271	6,255	—	16
Securities lending	2,263	—		2,263	2,221	—	42
Total	$25,394	$11,986		$13,408	$10,910	$—	$2,498

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

108 BNY Mellon

Notes to Consolidated Financial Statements (continued)

Secured borrowings

The following table presents the contract value of repurchase agreements and securities lending transactions accounted for as secured borrowings by the type of collateral provided to counterparties.

Repurchase agreements and securities lending transactions accounted for as secured borrowings at Sept. 30, 2015
	Remaining contractual maturity of the agreements
(in millions)	Overnight and continuous	Up to 30 days	30 days or more	Total
Repurchase agreements:
U.S. Treasury	$771	$—	$—	$771
U.S. Government agencies	330	—	1	331
Agency RMBS	4,125	45	11	4,181
Corporate bonds	453	—	700	1,153
Other debt securities	205	—	138	343
Equity securities	81	—	—	81
Total	$5,965	$45	$850	$6,860
Securities lending:
U.S. Government agencies	$59	$—	$—	$59
Other debt securities	303	—	—	303
Equity securities	1,901	—	—	1,901
Total	$2,263	$—	$—	$2,263
Total borrowings	$8,228	$45	$850	$9,123
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

Financial institutions portfolio exposure (in billions)	Sept. 30, 2015
	Loans	Unfunded commitments	Total exposure
Securities industry	$3.7	$27.5	$31.2
Banks	9.3	2.1	11.4
Asset managers	1.9	5.2	7.1
Insurance	0.2	4.6	4.8
Government	0.1	2.4	2.5
Other	0.8	1.7	2.5
Total	$16.0	$43.5	$59.5

Commercial portfolio exposure (in billions)	Sept. 30, 2015
	Loans	Unfunded commitments	Total exposure
Services and other	$0.8	$5.6	$6.4
Manufacturing	0.5	5.3	5.8
Energy and utilities	0.5	5.1	5.6
Media and telecom	0.3	1.5	1.8
Total	$2.1	$17.5	$19.6

BNY Mellon 109

Notes to Consolidated Financial Statements (continued)

Major concentrations in securities lending are primarily to broker-dealers and are generally collateralized with cash. Securities lending transactions are discussed below.

The following table presents a summary of our off-balance sheet credit risks, net of participations.

Off-balance sheet credit risks	Sept. 30,	Dec. 31,
(in millions)	2015	2014
Lending commitments	$60,731	$33,273
Standby letters of credit (a)	5,020	5,767
Commercial letters of credit	304	255
Securities lending indemnifications (b)	305,538	304,386

(a)	Net of participations totaling $855 million at Sept. 30, 2015 and $894 million at Dec. 31, 2014.

(b)	Excludes the indemnification for securities for which BNY Mellon acts as an agent on behalf of CIBC Mellon clients, which totaled $60 billion at Sept. 30, 2015 and $64 billion at Dec. 31, 2014.

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

Since many of the commitments are expected to expire without being drawn upon, the total amount does not necessarily represent future cash requirements. A summary of lending commitment maturities is as follows: $37.8 billion in less than one year, $22.6 billion in one to five years and $328 million over five years.

Standby letters of credit (“SBLC”) principally support corporate obligations and were collateralized with cash and securities of $312 million and $421 million at Sept. 30, 2015 and Dec. 31, 2014, respectively. At Sept. 30, 2015, $3.1 billion of the SBLCs will expire within one year and $1.9 billion in one to five years.

We must recognize, at the inception of standby letters of credit and foreign and other guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The fair value of the liability, which was recorded with a corresponding asset in other assets, was estimated as the present value of contractual customer fees.

The estimated liability for losses related to these commitments and SBLCs, if any, is included in the allowance for lending-related commitments. The allowance for lending-related commitments was $99 million at Sept. 30, 2015 and $89 million at Dec. 31, 2014.

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

A commercial letter of credit is normally a short-term instrument used to finance a commercial contract for the shipment of goods from a seller to a buyer. Although the commercial letter of credit is contingent upon the satisfaction of specified conditions, it represents a credit exposure if the buyer defaults on the underlying transaction. As a result, the total contractual amounts do not necessarily represent future cash requirements. Commercial letters of credit totaled $304 million at Sept. 30, 2015 compared with $255 million at Dec. 31, 2014.

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

110 BNY Mellon

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

CIBC Mellon, a joint venture between BNY Mellon and the Canadian Imperial Bank of Commerce (“CIBC”), engages in securities lending activities.  CIBC Mellon, BNY Mellon, and CIBC jointly and severally indemnify securities lenders against specific types of borrower default.  At Sept. 30, 2015 and Dec. 31, 2014, $60 billion and $64 billion, respectively, of borrowings at CIBC Mellon for which BNY Mellon acts as agent on behalf of CIBC Mellon clients, were secured by collateral of $63 billion and $67 billion, respectively. If, upon a default, a borrower’s collateral was not sufficient to cover its related obligations, certain losses related to the indemnification could be covered by the indemnitors.

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

BNY Mellon 111

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

For certain of those matters described here for which a loss contingency may, in the future, be reasonably possible (whether in excess of a related accrued liability or where there is no accrued liability), BNY Mellon is currently unable to estimate a range of reasonably possible loss. For those matters described here where BNY Mellon is able to estimate a reasonably possible loss, the aggregate range of such reasonably possible loss is up to $450 million in excess of the accrued liability (if any) related to those matters.

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

112 BNY Mellon

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

BNY Mellon has also been named as a defendant in several putative class action federal lawsuits filed on various dates in 2011, 2012 and 2014. The complaints, which assert claims including breach of contract and ERISA and securities laws violations, all allege that the prices BNY Mellon charged for standing instruction foreign exchange transactions executed in connection with custody services provided by BNY Mellon were improper. In addition, BNY Mellon was named as a nominal defendant in several derivative lawsuits filed in 2011 and 2012 in state and federal court in New York. On July 2, 2013, the court in the consolidated federal derivative action dismissed all of plaintiffs’ claims. On Oct. 1, 2013, the court in the consolidated state derivative action dismissed all of plaintiffs’ claims. One of the plaintiffs appealed and the dismissal was affirmed on Dec. 11, 2014. On Oct. 20, 2015, the same plaintiff filed another derivative lawsuit in Delaware state court naming BNY Mellon as a nominal defendant. To the extent the lawsuits are pending in federal court, they are being coordinated for pre-trial purposes in federal court in New York.

On March 19, 2015, BNY Mellon announced that it has resolved substantially all of the FX-related actions currently pending, resulting in a total of $714 million in settlement payments. BNY Mellon reached settlements with the DOJ and NYAG under which it paid each of them $167.5 million and is providing functionality allowing customers to compare pricing for BNY Mellon’s “defined spread” and “session range” standing instruction FX products. In addition, BNY Mellon reached settlements with the plaintiffs in the outstanding customer class actions, as well as with the U.S. Department of Labor (“DOL”). BNY Mellon paid $335 million under the class action settlement, which has been approved by the court, and an additional $14 million to the DOL. BNY Mellon has also reached a settlement in principle with the SEC. Under the terms of the agreement with the SEC staff, which is subject to Commission approval, BNY Mellon will pay a $30 million penalty. On May 21, 2015, BNY Mellon reached a settlement in principle with the plaintiffs in the putative class action lawsuit asserting securities law violations. Under the terms of the settlement, which has been approved by the court, BNY Mellon will make a

BNY Mellon 113

Notes to Consolidated Financial Statements (continued)

payment of $180 million. With these settlements, BNY Mellon has effectively resolved virtually all of the currently pending FX-related actions, with the exception of several lawsuits brought by individual customers and a derivative lawsuit.

Tax Litigation
On Aug. 17, 2009, BNY Mellon received a Statutory Notice of Deficiency disallowing tax benefits for the 2001 and 2002 tax years in connection with a 2001 transaction that involved the payment of UK corporate income taxes that were credited against BNY Mellon’s U.S. corporate income tax liability. The Notice alleged that the transaction lacked economic substance and business purpose. On Nov. 10, 2009, BNY Mellon filed a petition with the U.S. Tax Court contesting the disallowance of the benefits. Following a trial, the Tax Court upheld the IRS’s Notice of Deficiency and disallowed BNY Mellon’s tax credits and associated transaction costs on Feb. 11, 2013. On Sept. 23, 2013, the Tax Court issued a supplemental opinion, partially reducing the tax implications to BNY Mellon of its earlier decision. The Tax Court entered a decision formally implementing its prior rulings on Feb. 20, 2014. BNY Mellon appealed the decision to the Second Circuit Court of Appeals. On Sept. 9, 2015, the Second Circuit affirmed the Tax Court decision. BNY Mellon intends to seek review by the United States Supreme Court. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

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

Some investors allegedly wired funds from their SGC accounts to purchase CDs. In 2009, the SEC charged Stanford with operating a Ponzi scheme in connection with the sale of CDs, and SGC was placed into receivership. Alleged purchasers of CDs have filed 12 pending lawsuits against Pershing in Texas, including a putative class action. The purchasers allege that Pershing, as SGC’s clearing firm, assisted Stanford in a fraudulent scheme and assert contractual, statutory and common law claims. In addition, five FINRA arbitration claims brought by alleged purchasers remain pending.

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

Sovereign Wealth Funds Inquiry
In January 2011, the Enforcement Division of the U.S. Securities and Exchange Commission (the “SEC Staff”) informed several financial institutions, including BNY Mellon, that it had commenced an inquiry into certain of their business practices and relationships with sovereign wealth fund clients. On Aug. 18, 2015, the SEC announced that it had entered into an administrative settlement with BNY Mellon in which BNY Mellon agreed to pay $14.8 million to resolve this inquiry. In addition, the SEC has indicated that it is no longer pursuing any current or former BNY Mellon employees in connection with this matter.

114 BNY Mellon

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

Business results are subject to reclassification when organizational changes are made or whenever improvements are made in the measurement principles. On July 31, 2015, BNY Mellon completed the sale of Meriten, a German-based investment management boutique. In the third quarter of 2015, we reclassified the results of Meriten from the Investment Management business to the Other segment. The reclassifications did not impact the consolidated results. All prior periods have been restated.

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

BNY Mellon 115

Notes to Consolidated Financial Statements (continued)

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

•	Balance sheet assets and liabilities and their related income or expense are specifically assigned to each business. Businesses with a net liability position have been allocated assets.

•	Goodwill and intangible assets are reflected within individual businesses.

The following consolidating schedules show the contribution of our businesses to our overall profitability.

For the quarter ended Sept. 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$846	(a)	$2,087	$103	$3,036	(a)
Net interest revenue	83		628	48	759
Total revenue	929	(a)	2,715	151	3,795	(a)
Provision for credit losses	—		—	1	1
Noninterest expense	692		1,863	124	2,679	(b)
Income before taxes	$237	(a)	$852	$26	$1,115	(a)(b)
Pre-tax operating margin (c)	26%		31%	N/M	29%
Average assets	$30,960		$282,159	$60,334	$373,453

(a)
Both total fee and other revenue and total revenue include the net loss from consolidated investment management funds of $17 million, representing $22 million of losses and a loss attributable to noncontrolling interests of $5 million. Income before taxes is net of a loss attributable to noncontrolling interests of $5 million.

(b)	Includes a loss attributable to noncontrolling interest of $1 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the quarter ended June 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$913	(a)	$2,020	$137	$3,070	(a)
Net interest revenue	78		636	65	779
Total revenue	991	(a)	2,656	202	3,849	(a)
Provision for credit losses	—		—	(6)	(6)
Noninterest expense	728		1,880	118	2,726	(b)
Income before taxes	$263	(a)	$776	$90	$1,129	(a)(b)
Pre-tax operating margin (c)	27%		29%	N/M	29%
Average assets	$30,414		$290,102	$57,763	$378,279

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $3 million, representing $40 million of income and noncontrolling interests of $37 million. Income before taxes is net of noncontrolling interests of $37 million.

(b)	Includes a loss attributable to noncontrolling interest of $1 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

116 BNY Mellon

Notes to Consolidated Financial Statements (continued)

For the quarter ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$920	(a)	$2,005	$942	$3,867	(a)
Net interest revenue	69		583	69	721
Total revenue	989	(a)	2,588	1,011	4,588	(a)
Provision for credit losses	—		—	(19)	(19)
Noninterest expense	744		1,875	349	2,968
Income before taxes	$245	(a)	$713	$681	$1,639	(a)
Pre-tax operating margin (b)	25%		28%	N/M	36%
Average assets	$36,542		$266,466	$77,401	$380,409

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $16 million, representing $39 million of income and noncontrolling interests of $23 million. Income before taxes is net of noncontrolling interests of $23 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2015 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,682	(a)	$6,100	$357	$9,139	(a)
Net interest revenue	235		1,863	168	2,266
Total revenue	2,917	(a)	7,963	525	11,405	(a)
Provision for credit losses	—		—	(3)	(3)
Noninterest expense	2,154		5,578	373	8,105	(b)
Income before taxes	$763	(a)	$2,385	$155	$3,303	(a)(b)
Pre-tax operating margin (c)	26%		30%	N/M	29%
Average assets	$30,910		$285,747	$56,743	$373,400

(a)
Both total fee and other revenue and total revenue include the net income from consolidated investment management funds of $7 million, representing $70 million of income and noncontrolling interests of $63 million. Income before taxes is net of noncontrolling interests of $63 million.

(b)	Includes a loss attributable to noncontrolling interest of $2 million related to other consolidated subsidiaries.

(c)	Income before taxes divided by total revenue.
N/M - Not meaningful.

For the nine months ended Sept. 30, 2014 (dollar amounts in millions)	Investment Management		Investment Services	Other	Consolidated
Fee and other revenue	$2,760	(a)	$5,811	$1,204	$9,775	(a)
Net interest revenue	205		1,766	197	2,168
Total revenue	2,965	(a)	7,577	1,401	11,943	(a)
Provision for credit losses	—		—	(49)	(49)
Noninterest expense	2,304		5,564	785	8,653
Income before taxes	$661	(a)	$2,013	$665	$3,339	(a)
Pre-tax operating margin (b)	22%		27%	N/M	28%
Average assets	$37,821		$263,084	$67,392	$368,297

(a)
Both total fee and other revenue and total revenue include net income from consolidated investment management funds of $61 million, representing $121 million of income and noncontrolling interests of $60 million. Income before taxes is net of noncontrolling interests of $60 million.

(b)	Income before taxes divided by total revenue.
N/M - Not meaningful.

BNY Mellon 117

Notes to Consolidated Financial Statements (continued)

Note 20 - Supplemental information to the Consolidated Statement of Cash Flows

Noncash investing and financing transactions that, appropriately, are not reflected in the Consolidated Statement of Cash Flows are listed below.

Noncash investing and financing transactions	Nine months ended Sept. 30,
(in millions)	2015	2014
Transfers from loans to other assets for other real estate owned (“OREO”)	$6	$3
Change in assets of consolidated VIEs	6,985	1,710
Change in liabilities of consolidated VIEs	6,506	1,991
Change in noncontrolling interests of consolidated VIEs	251	118
Securities purchased not settled	222	578
Securities sales not settled	676	63
Available-for-sale securities transferred to held-to-maturity	11,602	—

118 BNY Mellon

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

Changes in internal control over financial reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BNY Mellon 119

Forward-looking Statements

Some statements in this document are forward-looking. These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, regulatory, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios), intentions, targets, opportunities and initiatives.

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

120 BNY Mellon

Part II - Other Information

Item 1. Legal Proceedings

The information required by this Item is set forth in the “Legal proceedings” section in Note 18 of the Notes to Consolidated Financial Statements, which portion is incorporated herein by reference in response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table discloses repurchases of our common stock made in the third quarter of 2015. All of the Company’s preferred stock outstanding has preference over the Company’s common stock with respect to the payment of dividends.

Issuer purchases of equity securities

Share repurchases - third quarter of 2015
(dollars in millions, except per share information; common shares in thousands)	Total shares repurchased	Average price per share	Total shares repurchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the publicly announced plans or programs at Sept. 30, 2015
July 2015	7,090	$43.68	7,090	$1,958
August 2015	8,715	43.49	8,715	1,579
September 2015	16	38.92	16	1,578
Third quarter of 2015 (a)	15,821	43.57	15,821	1,532	(b)

(a)
Includes 88 thousand shares repurchased at a purchase price of $4 million from employees, primarily in connection with the employees’ payment of taxes upon the vesting of restricted stock. The average price per share of open market purchases was $43.58.

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

The list of exhibits required to be filed as exhibits to this report appears on page 123 hereof, under “Index to Exhibits,” which is incorporated herein by reference.

BNY Mellon 121

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BANK OF NEW YORK MELLON CORPORATION
(Registrant)

Date: November 6, 2015	By:	/s/ Kurtis R. Kurimsky
Kurtis R. Kurimsky
Corporate Controller
(Duly Authorized Officer and
Principal Accounting Officer of
the Registrant)

122 BNY Mellon

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
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File Nos. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to the Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6	Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on Oct. 13, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Oct. 19, 2015, and incorporated herein by reference.
4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Sept. 30, 2015. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.
N/A

BNY Mellon 123

Index to Exhibits (continued)

Exhibit No.		Description	Method of Filing
10.1	*	2015 Form of Performance Share Unit Agreement.	Filed herewith.
10.2	*	2015 Form of Restricted Share Unit Agreement.	Filed herewith.
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
101.INS		XBRL Instance Document.	Filed herewith.
101.SCH		XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan arrangement.

124 BNY Mellon