Form 10-K
period 2015-12-31
Bank of New York Mellon Corp
filed 2016-02-26
CIK 1390777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___    No X

As of June 30, 2015, the aggregate market value of the registrant’s common stock, $0.01 par value per share, held by nonaffiliates of the registrant was $46,364,551,489.

As of January 31, 2016, 1,075,800,941 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in the following parts of this Form 10-K:
The Bank of New York Mellon Corporation 2016 Proxy Statement-Part III
The Bank of New York Mellon Corporation 2015 Annual Report to Shareholders-Parts I, II and IV

Available Information

This Form 10-K filed by The Bank of New York Mellon Corporation (“BNY Mellon” or the “Company”) with the Securities and Exchange Commission (the “SEC”) contains the Exhibits listed on the Index to Exhibits beginning on page 15, including those portions of BNY Mellon’s 2015 Annual Report to Shareholders (the “Annual Report”), which are incorporated herein by reference. The Annual Report is, and BNY Mellon’s Proxy Statement for its 2016 Annual Meeting (the “Proxy”) upon filing with the SEC will be, available on our website at www.bnymellon.com. We also make available, free of charge, on our website BNY Mellon’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC pursuant to Section 13(a) of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also make available, free of charge, our earnings materials on our website at www.bnymellon.com. The following materials are also available, free of charge, on our website at www.bnymellon.com under “Investor Relations”:

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

Forward-looking Statements

In this Form 10-K, and other public disclosures of BNY Mellon, words such as “estimate”, “forecast”, “project”, “anticipate”, “target”, “expect”, “intend”, “continue”, “seek”, “believe”, “plan”, “goal”, “could”, “should”, “would”, “may”, “will”, “strategy”, “synergies”, “opportunities”, “trends” and words of similar meaning signify forward-looking statements. Some statements in this document are forward-looking.  These include all statements about the usefulness of Non-GAAP measures, the future results of BNY Mellon, our businesses, financial, liquidity and capital condition, results of operations, goals, strategies, outlook, objectives, expectations (including those regarding our performance results, regulatory, market, economic or accounting developments, legal proceedings and other contingencies), effective tax rate, estimates (including those regarding capital ratios), intentions, targets, opportunities and initiatives.

These forward-looking statements, and other forward-looking statements contained in other public disclosures of BNY Mellon (including those incorporated into this Form 10-K) are based on assumptions that involve risks and uncertainties and that are subject to change based on various important factors (some of which are beyond BNY Mellon’s control), including those factors described in the Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – Risk Factors.” Actual results may differ materially from those expressed or implied as a result of a number of factors, including those discussed in the “Risk Factors” section of our Annual Report, such as: an information security event or technology disruption that results in a loss of confidential information or impacts our ability to provide services to our clients and any material adverse effect on our business and results of

BNY Mellon 1

operations; failure of our technology or that of a third party or vendor, or if we neglect to update our technology, develop and market new technology to meet clients’ needs or protect our intellectual property and any material adverse effect on our business; extensive government regulation and supervision and the impact of the significant amount of rulemaking since the 2008 financial crisis, which have, and in the future may, compel us to change how we manage our businesses, could have a material adverse effect on our business, financial condition and results of operations and have increased our compliance and operational risks and costs; failure to satisfy regulatory standards, including “well capitalized” and “well managed” status or capital adequacy and liquidity rules, and any resulting limitations on our activities, or adverse effects on our business and financial condition; regulatory actions or litigation and any adverse effect on our results of operations or harm to our businesses or reputation; adverse publicity, government scrutiny or other reputational harm and any negative effect on our businesses; the risks relating to new lines of business, new products and services or strategic project initiatives and the failure to implement these initiatives, which could affect our results of operations; the risks and uncertainties relating to our strategic transactions and any adverse effect on our business, results of operations and financial condition; operational risk and any material adverse effect on our business; failure or circumvention of our controls and procedures and any material adverse effect on our business, reputation, results of operations and financial condition; competition in all aspects of our business and any negative effect on our ability to maintain or increase our profitability; failure of our risk management framework to be effective in mitigating risk and reducing the potential for losses; change or uncertainty in monetary, tax and other governmental policies and the impact on our businesses, profitability and ability to compete; political, economic, legal, operational and other risks inherent in operating globally and any material adverse effect on our business; failure to attract and retain employees and any adverse effect on our business; acts of terrorism, natural disasters, pandemics and global conflicts and any negative impact on our business and operations; weakness in financial markets and the economy generally and any material adverse effect on our business, results of operations and financial condition; market volatility and any adverse impact on our business, financial condition and results of operations and our ability to manage risk; ongoing concerns about the financial stability of certain countries, the failure or instability of any of our significant global counterparties, or a breakup of the European Union or Eurozone and any material adverse effect on our business and results of operations; continuing low or volatile interest rates and any material adverse effect on our profitability; write-downs of securities that we own and other losses related to volatile and illiquid market conditions and any reduction in our earnings or impact on our financial condition; our dependence on fee-based business for a substantial majority of our revenue and the potential adverse effects of a slowing in market activity, weak financial markets, underperformance and/or negative trends in savings rates or in investment preferences; any adverse effects on our foreign exchange revenue from decreased market volatility or cross-border investment activity of our clients; the failure or perceived weakness of any of our significant counterparties, and our assumption of credit and counterparty risk, which could expose us to loss and adversely affect our business; credit, regulatory and reputational risks as a result of our tri-party repo collateral agency services, which could adversely affect our business and results of operations; any material reduction in our credit ratings or the credit ratings of our principal bank subsidiaries, which could increase the cost of funding and borrowing to us and our rated subsidiaries and have a material adverse effect on our results of operations and financial condition and on the value of the securities we issue; any adverse effect on our business, financial condition and results of operations of not effectively managing our liquidity; inadequate reserves for credit losses, including loan reserves, and any resulting charges through provision expense; tax law changes or challenges to our tax positions and any adverse effect on our net income, effective tax rate and overall results of operations and financial condition; changes in accounting standards and any material impact on our reported financial condition, results of operations, cash flows and other financial data; risks associated with being a non-operating holding company, including our dependence on dividends from our subsidiaries to meet obligations, to provide funds for payment of dividends and for stock repurchases; and the impact of provisions of U.S. banking laws and regulations, including those governing capital and the approval of our capital plan, applicable provisions of Delaware law or failure to pay full and timely dividends on our preferred stock, on our ability to return capital to shareholders.

2 BNY Mellon

THE BANK OF NEW YORK MELLON CORPORATION

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

Description of Business

The Bank of New York Mellon Corporation, a Delaware corporation (NYSE symbol: BK), is a global investments company headquartered in New York, New York, with $28.9 trillion in assets under custody and/or administration and $1.6 trillion in assets under management as of Dec. 31, 2015. With its subsidiaries, BNY Mellon has been in business since 1784.

We divide our businesses into two principal segments, Investment Management and Investment Services. We also have an Other segment, which includes credit-related services, the leasing portfolio, corporate treasury activities (including our investment securities portfolio), our equity interest in ConvergEx Group, business exits and corporate overhead.

For a further discussion of BNY Mellon’s products and services, see the “Overview”, “Summary of financial highlights”, “Fee and other revenue – Foreign exchange and other trading revenue”, “Review of businesses” and “International operations” sections in the MD&A section in the Annual Report and Notes 24 and 25 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. See the “Available Information” section on page 1 of this Form 10-K, which is incorporated herein by reference, for a description of how to access financial and other information regarding BNY Mellon.

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

Information on international operations is presented in the “Net interest revenue”, “Income taxes”, “Review of businesses”, “International operations”, “Consolidated balance sheet review” and “Supervision and Regulation” sections in the MD&A section in the Annual Report, Notes 4, 5 and 25 of the Notes to Consolidated Financial Statements in the Annual Report and in “MD&A – Risk Factors – We are subject to political, economic, legal, operational

4 BNY Mellon

and other risks that are inherent in operating globally and which may adversely affect our business” in the Annual Report, which portions are incorporated herein by reference.

Primary Subsidiaries

Exhibit 21.1 to this Form 10-K presents a list of BNY Mellon’s primary subsidiaries as of Dec. 31, 2015.

Supervision and Regulation

Information on the supervision and regulation of BNY Mellon can be found in the “MD&A — Supervision and Regulation” section in the Annual Report. That information is incorporated into this item by reference.

Competition

BNY Mellon is subject to competition in all aspects and areas of our business. Our Investment Management business competes with domestic and international asset management firms, hedge funds, investment banking companies and other financial services companies, including trust banks, brokerage firms, and insurance companies, as well as a wide range of technology service providers. Our Investment Services business competes with domestic and international financial services firms that offer custody services, corporate trust services, clearing services, collateral management services, credit services, securities brokerage, foreign exchange services, derivatives, depositary receipt services and cash management services and related products, as well as a wide range of technology service providers, such as financial services data processing firms. Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, price, reputation, rates, lending limits and customer convenience.

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

Employees

At Dec. 31, 2015, BNY Mellon and its subsidiaries had approximately 51,200 full-time employees.

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

Information required by these sections of Guide 3 is included in the Annual Report in the “Consolidated balance sheet review – Loans” and “– Nonperforming assets” and “International operations – Cross-border risk”, “– Country risk exposure” sections in the MD&A and Notes 1 and 5 of the Notes to Consolidated Financial Statements, which portions are incorporated herein by reference.

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
BNY Mellon’s replacement capital covenants, as amended and restated, are filed as Exhibit 99.1 and 99.2 to our Annual Report on Form 10-K for the year ended Dec. 31, 2012. The description of the

6 BNY Mellon

replacement capital covenants is qualified by reference to their full text.
ITEM 1A. RISK FACTORS

The information required by this Item is set forth in the Annual Report under “MD&A – Risk Factors”, which portion is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our owned and leased facilities are suitable and adequate for our business needs. At a number of the locations described below, we are not currently occupying all of the space under our control. Where commercially reasonable and to the extent it is not needed for future expansion, we seek to sell, lease or sublease this excess space. The following is a description of our principal properties, which are utilized by all of our business segments, as of Dec. 31, 2015:

New York Area properties
We lease approximately 325,000 square feet of space in an office building located at 225 Liberty Street in downtown Manhattan that serves as our corporate headquarters. We also own our 23-story building located at 101 Barclay Street in downtown Manhattan, and lease the land on which that building sits under a ground lease. In addition, we lease approximately 313,000 square feet of space at 200 Park Avenue, approximately 318,000 square feet of space in Brooklyn and approximately 485,000 square feet of space at 95 Christopher Columbus Drive in Jersey City.

Pittsburgh properties
We lease under a long-term, triple net lease the entire 54-story office building at BNY Mellon Center, 500 Grant Street. In addition, we own a 42-story office building located at 525 William Penn Place and a 14-story office building located at 500 Ross Street.

Boston area properties
We lease approximately 373,000 square feet of space located at One Boston Place, 201 Washington Street. We also lease under a triple net lease the office building located at 135 Santilli Highway in Everett, Massachusetts. Additionally, we lease approximately

304,000 square feet of space at 4400 Computer Drive in Westborough, Massachusetts.

United Kingdom properties
We have a number of leased office locations in London (including approximately 234,000 square feet of space at BNY Mellon Centre at 160-162 Queen Victoria Street and approximately 152,000 square feet of space at The Tower at One Canada Square at Canary Wharf), and leased space totaling 134,000 square feet in Manchester. We have other leased office locations throughout the United Kingdom, including locations in Poole, Leeds, Brentwood, Liverpool and Edinburgh.

India properties
We lease approximately 887,000 square feet of space in Pune, India and approximately 727,000 square feet of space in Chennai, India.

Other properties
We also lease (and in a few instances own) office space and other facilities at numerous other locations globally, including properties located in New York, New Jersey, Connecticut, Pennsylvania, Massachusetts, Florida, Delaware, Texas, California, Illinois, Washington and Tennessee; Brussels, Belgium; Wexford, Dublin and Cork, Ireland; Luxembourg; Frankfurt, Germany; Wroclaw, Poland; Singapore; Hong Kong and Shanghai, China; Seoul, Korea; Tokyo, Japan; Sydney, Australia and Rio de Janeiro, Brazil.

ITEM 3. LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Legal proceedings” section in Note 22 of the Notes to Consolidated Financial Statements in the Annual Report, which portion is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

BNY Mellon 7

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the ticker symbol BK. Certain of our depositary shares, each representing 1/4,000th interest in a share of our Series C noncumulative perpetual preferred stock, are listed on the New York Stock Exchange under the ticker symbol BK PrC. Mellon Capital IV’s 6.244% Fixed-to-Floating Rate Normal Preferred Capital Securities are also listed on the New York Stock Exchange under the ticker symbol BK/P. Information relating to the high and low sales prices per share of our common stock and our common stock dividend for each full quarterly period during fiscal years 2014 and 2015 is set forth in the “Selected Quarterly Data” section in the Annual Report, which is incorporated herein by reference. As of Dec. 31, 2015, there were 29,136 holders of record of our common stock.

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

Additional information about our common stock, including information about share repurchases during the fourth quarter of 2015 and existing Board of Directors authorizations with respect to purchases by us of our common stock and other equity securities is provided in the “Capital – Issuer purchases of equity securities” section of the MD&A in the Annual Report and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, which portions are incorporated herein by reference. Share repurchases may be made through repurchase plans designed to comply with Rule 10b5-1 and through derivative, accelerated share repurchase and other structured transactions.

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

8 BNY Mellon

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

As of Dec. 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-1(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we may routinely modify, upgrade or enhance our internal controls and procedures for financial reporting. There have not been any changes in our internal controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

See “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 140 and 141 of the Annual Report, each of which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

BNY Mellon 9

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The name and age of, and positions and offices held by, each executive officer of BNY Mellon as of Feb. 26, 2016, together with the offices held by each such person during the last five years, are listed below and on the following page. The Chairman of the Board, Chief Executive Officer and President each hold office for the year for which the Board of Directors was elected and until the appointment and qualification of his or her successor or until his or her earlier death, resignation, disqualification or removal. All other executive officers serve at the pleasure of the appointing authority. No executive officer has a family relationship to any other executive officer or director or nominee for director.

Name and position	Age

Gerald L. Hassell	64	(1)
Chairman
and Chief Executive Officer

Karen B. Peetz	60	(2)
President

Thomas P. (Todd) Gibbons	59	(3)
Vice Chairman
Chief Financial Officer

Brian T. Shea	55	(4)
Vice Chairman

Mitchell E. Harris	61	(5)
Senior Executive Vice President

Monique R. Herena	45	(6)
Senior Executive Vice President

J. Kevin McCarthy	51	(7)
Senior Executive Vice President
General Counsel

James S. Wiener	48	(8)
Senior Executive Vice President

Kurtis R. Kurimsky	42	(9)
Vice President and Controller

Michelle M. Neal	42	(10)
Managing Director

(1)
Mr. Hassell has served as Chairman and Chief Executive Officer of BNY Mellon since August 2011. Mr. Hassell also serves as Chairman and Chief Executive Officer of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2011 to December 31, 2012, Mr. Hassell served as President of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(2)	Ms. Peetz has served as President of BNY Mellon since January 2013. Ms. Peetz also

10 BNY Mellon

serves as President of The Bank of New York Mellon. From at least 2011 to December 31, 2012, Ms. Peetz served as Chief Executive Officer of Financial Markets and Treasury Services and Vice Chairman of BNY Mellon, The Bank of New York Mellon and BNY Mellon, N.A.

(3)
Mr. Gibbons has served as Vice Chairman of BNY Mellon since September 2010 and as Chief Financial Officer of BNY Mellon since at least 2011. Mr. Gibbons also serves as Vice Chairman and Chief Financial Officer of The Bank of New York Mellon and BNY Mellon, N.A.

(4)	Mr. Harris has served as Senior Executive Vice President of BNY Mellon since May 2011. Mr. Harris also serves as Senior Executive Vice President of The Bank of New York Mellon and BNY Mellon, N.A.

(5)
Mr. Shea has served as Vice Chairman of BNY Mellon since June 2014. Mr. Shea also serves as Chief Executive Officer of Investment Services and Vice Chairman of The Bank of New York Mellon and BNY Mellon, N.A. From December 2012 to June 2014, Mr. Shea served as President of Investment Services, Head of the Broker Dealer and Advisor Services Group, Head of Client Service Delivery and Client Technology Solutions of BNY Mellon and Chairman of Pershing LLC. From at least 2011 to December 2012, Mr. Shea served as Chief Executive Officer of Pershing LLC.

(6)
Ms. Herena has served as Senior Executive Vice President and Chief Human Resources Officer of BNY Mellon since April 2014. Ms. Herena also serves as Senior Executive Vice President and Chief Human Resources Officer of The Bank of New York Mellon and BNY Mellon, N.A. From 2013 to April 2014, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer Global Groups, Functions and Corporate for PepsiCo Inc., a global food and beverage firm. From at least 2011 to 2013, Ms. Herena served as Senior Vice President Human Resources and Chief Human Resources Officer for Asia, Middle East and Africa for PepsiCo.

(7)	Mr. McCarthy has served as Senior Executive Vice President and General Counsel of BNY Mellon since April 2014. Mr. McCarthy also serves as Senior Executive Vice President and General Counsel of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2011 to 2013, Mr. McCarthy served as Deputy General Counsel for the Litigation, Enforcement and Employment Law functions at BNY Mellon. In 2013, Mr. McCarthy served as Senior Deputy General Counsel, with the added oversight of BNY Mellon’s Asset Servicing and corporate center functions.

(8)
Mr. Wiener has served as Senior Executive Vice President and Chief Risk Officer of BNY Mellon since November 2014. Mr. Wiener also serves as Senior Executive Vice President and Chief Risk Officer of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2011 to November 2014, Mr. Wiener served as a senior partner at Oliver Wyman Group, a management consulting company.

(9)
Mr. Kurimsky has served as Controller since July 2015 and was previously Acting Controller of BNY Mellon since February 2015. From May 2014 to February 2015, Mr. Kurimsky served as Deputy Controller of BNY Mellon. Mr. Kurimsky also serves as Managing Director and Controller of The Bank of New York Mellon and BNY Mellon, N.A. From at least 2011 to April 2014, Mr. Kurimsky served as a partner in the Financial Services Practice at KPMG LLP.

(10)
Ms. Neal has served as Managing Director of BNY Mellon since November 2015. Ms. Neal also serves as Managing Director of The Bank of New York Mellon and BNY Mellon, N.A. From February 2014 to November 2015, Ms. Neal served as global head of listed derivatives, markets clearing and fixed income market structure at Deutsche Bank, a financial institution. From at least 2011 to January 2014, Ms. Neal served as global head of markets electronic trading, futures and prime services for Nomura International and Chief Operating Officer of Global Execution Services for Nomura Global Markets and Instinet.

The Bank of New York Mellon, BNY Mellon, N.A. and Pershing LLC, as referenced in the foregoing footnotes, are subsidiaries of The Bank of New York Mellon Corporation.

BNY Mellon 11

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in the Proxy in the following sections: “Director Compensation” under the heading “Item 1 - Election of Directors;” “Compensation Discussion and Analysis” and “Executive Compensation Tables” under the heading “Item 2 - Advisory Vote on Compensation;” “Board Meetings and Committee Information - Committees and Committee Charters” and “- Human Resources and Compensation Committee” under the heading “Item 1 - Election of Directors - Corporate Governance and Board Information,” which are incorporated herein by reference. The information incorporated herein by reference to the section “Report of the HRC Committee” under the heading “Item 2 - Advisory Vote on Compensation - Compensation Discussion and Analysis” is deemed furnished hereunder.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Proxy in the following section: “Item 4 – Ratification of KPMG LLP”, which is incorporated herein by reference.

12 BNY Mellon

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The financial statements, schedules and exhibits required for this Form 10-K are incorporated by reference as indicated in the following index. Page numbers refer to pages of the Annual Report for Items (1) and (2) Financial Statements and Schedules.

(1)(2)	Financial Statements and Schedules	Page No.

	Consolidated Income Statement	142-143
	Consolidated Comprehensive Income Statement	144
	Consolidated Balance Sheet	145
	Consolidated Statement of Cash Flows	146
	Consolidated Statement of Changes in Equity	147-149
	Notes to Consolidated Financial Statements	150-225
	Report of Independent Registered Public Accounting Firm	225

	Selected Quarterly Data (unaudited)	132

(3)	Exhibits
	See (b) below.

(b)	The exhibits listed on the Index to Exhibits on pages 15 through 24 hereof are incorporated by reference or filed or furnished herewith in response to this Item.

(c)	Other Financial Data

None.

BNY Mellon 13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BNY Mellon has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Bank of New York Mellon Corporation

By:	/s/ Gerald L. Hassell
Gerald L. Hassell
Chairman and Chief Executive Officer

DATED: February 26, 2016

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
Corporate Controller

Nicholas M. Donofrio; Joseph J. Echevarria; Edward P. Garden; Jeffrey A. Goldstein; John M. Hinshaw; Edmund F. Kelly; Richard J. Kogan; John A. Luke, Jr.; Mark A. Nordenberg; Catherine A. Rein; William C. Richardson; Samuel C. Scott III; and Wesley W. von Schack
Directors

By:	/s/ Craig T. Beazer	DATED: February 26, 2016
Craig T. Beazer
Attorney-in-fact

14 BNY Mellon

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
3.1	Restated Certificate of Incorporation of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 2, 2007, and incorporated herein by reference.
3.2	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series A Noncumulative Preferred Stock, dated June 15, 2007.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 5, 2007, and incorporated herein by reference.
3.3	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series C Noncumulative Perpetual Preferred Stock, dated Sept. 13, 2012.	Previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (File No. 001-35651) as filed with the Commission on Sept. 14, 2012, and incorporated herein by reference.
3.4	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series D Noncumulative Perpetual Preferred Stock, dated May 16, 2013.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 16, 2013, and incorporated herein by reference.
3.5	Certificate of Designations of The Bank of New York Mellon Corporation with respect to Series E Noncumulative Perpetual Preferred Stock, dated April 27, 2015.	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on April 28, 2015, and incorporated herein by reference.
3.6
Amended and Restated By-Laws of The Bank of New York Mellon Corporation, as amended and restated on July 10, 2007 and subsequently amended on April 14, 2009, Aug. 11, 2009, Feb. 9, 2010, July 2, 2010, Oct. 12, 2010, Oct. 8, 2013 and October 13, 2015.
Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on Oct. 19, 2015, and incorporated herein by reference.

BNY Mellon 15

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

4.1
None of the instruments defining the rights of holders of long-term debt of the Parent or any of its subsidiaries represented long-term debt in excess of 10% of the total assets of the Company as of Dec. 31, 2015. The Company hereby agrees to furnish to the Commission, upon request, a copy of any such instrument.

N/A
10.1	*	The Bank of New York Company, Inc. Excess Contribution Plan as amended through July 10, 1990.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1990, and incorporated herein by reference.
10.2	*	Amendments dated Feb. 23, 1994 and Nov. 9, 1993 to The Bank of New York Company, Inc. Excess Contribution Plan.	Previously filed as Exhibit 10(c) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.3	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 1, 1995.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.
10.4	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Nov. 12, 2002.	Previously filed as Exhibit 10(v) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.5	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan dated as of Oct. 9, 2006.	Previously filed as Exhibit 10(y) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.6	*	The Bank of New York Company, Inc. Excess Benefit Plan as amended through Dec. 8, 1992.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.7	*	Amendment dated as of Aug. 11, 1994 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(g) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.8	*	Amendment dated as of Nov. 1, 1995 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(i) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1995, and incorporated herein by reference.

16 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.9	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Excess Benefit Plan.	Previously filed as Exhibit 10(kk) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1999, and incorporated herein by reference.
10.10	*	The Bank of New York Company, Inc. 2003 Long-Term Incentive Plan.	Previously filed as Exhibit B to The Bank of New York Company, Inc.’s Definitive Proxy Statement (File No. 001-06152) dated March 31, 2003, and incorporated herein by reference.
10.11	*	Amendment dated as of Dec. 28, 2005 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(ee) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.12	*	Amendment dated as of Oct. 9, 2006 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(gg) to The Bank of New York Company, Inc.’s Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2006, and incorporated herein by reference.
10.13	*	Amendment dated as of Feb. 21, 2008 to the 2003 Long-Term Incentive Plan of The Bank of New York Company, Inc.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on Feb. 27, 2008, and incorporated herein by reference.
10.14	*	The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(n) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1992, and incorporated herein by reference.
10.15	*	Amendment dated as of March 9, 1993 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(k) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.16	*	Amendment dated as of Oct. 11, 1994 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(o) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.17	*	Amendment dated as of July 1, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(a) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.18	*	Amendment dated as of Nov. 12, 1996 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(b) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.

BNY Mellon 17

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.19	*	Amendment dated as of July 11, 2000 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(e) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.20	*	Amendment dated as of Feb. 13, 2001 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(ggg) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2000, and incorporated herein by reference.
10.21	*	Amendment dated as of Jan. 1, 2006 to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2005, and incorporated herein by reference.
10.22	*	Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(s) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1993, and incorporated herein by reference.
10.23	*	Amendment dated as of Nov. 8, 1994 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(z) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1994, and incorporated herein by reference.
10.24	*	Amendment dated Feb. 11, 1997 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(j) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 1996, and incorporated herein by reference.
10.25	*	Amendment to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc. dated as of July 11, 2000.	Previously filed as Exhibit 10(d) to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended Sept. 30, 2000, and incorporated herein by reference.
10.26	*	Amendment dated as of Nov. 12, 2002 to Deferred Compensation Plan for Non-Employee Directors of The Bank of New York Company, Inc.	Previously filed as Exhibit 10(yy) to The Bank of New York Company, Inc.’s Annual Report on Form 10-K (File No. 001-06152) for the year ended Dec. 31, 2003, and incorporated herein by reference.
10.27	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.3 to The Bank of New York Company, Inc.’s Quarterly Report on Form 10-Q (File No. 001-06152) for the quarter ended June 30, 2006, and incorporated herein by reference.

18 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.28	*	Form of Stock Option Agreement under The Bank of New York Company, Inc.’s 2003 Long-Term Incentive Plan.	Previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2007, and incorporated herein by reference.
10.29	*	Mellon Financial Corporation Long-Term Profit Incentive Plan (2004), as amended effective April 17, 2007.	Previously filed as Exhibit 10.2 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended March 31, 2007, and incorporated herein by reference.
10.30	*	Mellon Financial Corporation Stock Option Plan for Outside Directors (2001), effective Feb. 20, 2001.	Previously filed as Exhibit 10.1 to Mellon Financial Corporation’s Quarterly Report on Form 10-Q (File No. 001-07410) for the quarter ended June 30, 2001, and incorporated herein by reference.
10.31	*	Mellon Financial Corporation Director Equity Plan (2006).	Previously filed as Exhibit A to Mellon Financial Corporation’s Proxy Statement (File No. 001-07410) dated March 15, 2006, and incorporated herein by reference.
10.32	*	Mellon Financial Corporation 1990 Elective Deferred Compensation Plan for Directors and Members of the Advisory Board, as amended, effective Jan. 1, 2002.	Previously filed as Exhibit 10.9 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2001, and incorporated herein by reference.
10.33	*	Form of Mellon Financial Corporation Elective Deferred Compensation Plan for Directors (Post Dec. 31, 2004).	Previously filed as Exhibit 99.3 to Mellon Financial Corporation’s Current Report on Form 8-K (File No. 001-07410) as filed with the Commission on Oct. 20, 2006, and incorporated herein by reference.
10.34	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Directors, effective Jan. 1, 2008.	Previously filed as Exhibit 10.71 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2007, and incorporated herein by reference.
10.35	*	Form of Option Agreement for Directors of Mellon Financial Corporation.	Previously filed as Exhibit 10.35 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.
10.36	*	Description regarding team equity incentive awards, replacement equity awards and special stock option award to executives named therein.	Previously filed as Item 5.02 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 13, 2007, and incorporated herein by reference.
10.37		Lease dated as of Dec. 29, 2004, between 500 Grant Street Associates Limited Partnership and The Bank of New York Mellon with respect to BNY Mellon Center.	Previously filed as Exhibit 99.1 to Mellon Financial Corporation’s Annual Report on Form 10-K (File No. 001-07410) for the year ended Dec. 31, 2004, and incorporated herein by reference.

BNY Mellon 19

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.38	*	The Bank of New York Mellon Corporation Deferred Compensation Plan for Employees.	Previously filed as Exhibit 4.4 to the Company’s Form S-8 (File No. 333-149473) filed on Feb. 29, 2008, and incorporated herein by reference.
10.39	*	Form of 2008 Stock Option Agreement between The Bank of New York Mellon Corporation and Gerald L. Hassell.	Previously filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2008, and incorporated herein by reference.
10.40	*	Form of Long Term Incentive Plan Deferred Stock Unit Agreement for Directors of The Bank of New York Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended June 30, 2008, and incorporated herein by reference.
10.41	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.156 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.42	*	Amendment to The Bank of New York Company, Inc. Amended and Restated 2003 Long-Term Incentive Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.157 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.43	*	Amendment to The Bank of New York Company, Inc. Excess Benefit Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.158 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.44	*	Amendment to The Bank of New York Company, Inc. Excess Contribution Plan, dated as of Jan. 1, 2009.	Previously filed as Exhibit 10.159 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2008, and incorporated herein by reference.
10.45	*	Form of Amended and Restated Indemnification Agreement with Directors of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended Sept. 30, 2009, and incorporated herein by reference.
10.46	*	Form of Amended and Restated Indemnification Agreement with Executive Officers of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended Sept. 30, 2009, and incorporated herein by reference.
10.47	*	The Bank of New York Mellon Corporation Executive Severance Plan, effective July 13, 2010.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.
10.48	*	The Bank of New York Mellon Corporation Policy Regarding Shareholder Approval of Future Senior Officers Severance Arrangements, adopted July 12, 2010.	Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 000-52710) as filed with the Commission on July 16, 2010, and incorporated herein by reference.

20 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.49	*	Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.135 to the Company’s Annual Report on Form 10-K (File No. 000-52710) for the year ended Dec. 31, 2010, and incorporated herein by reference.
10.50	*	Amendment to The Bank of New York Mellon Corporation Executive Severance Plan, effective as of Aug. 11, 2014.	Previously filed as Exhibit 10.1 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended Sept. 30, 2014, and incorporated herein by reference.
10.51	*	2011 Form of Executive Stock Option Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.52	*	Terms of Employment agreed to by The Bank of New York Mellon Corporation and Curtis Y. Arledge, dated July 26, 2010, and accepted July 29, 2010.	Previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-52710) for the quarter ended March 31, 2011, and incorporated herein by reference.
10.53	*	The Bank of New York Mellon Corporation Long-Term Incentive Plan.	Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.54	*	Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit A to BNY Mellon’s definitive proxy statement on Schedule 14A (File No. 001-35651), filed on March 7, 2014, and incorporated herein by reference.
10.55	*	Form of Restricted Stock Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.3 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.56	*	Form of Performance Share Unit Agreement under the Amended and Restated Long-Term Incentive Plan of The Bank of New York Mellon Corporation.	Previously filed as Exhibit 10.4 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.57	*	The Bank of New York Mellon Corporation Executive Incentive Compensation Plan.	Previously filed as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 000-52710) filed on March 11, 2011, and incorporated herein by reference.
10.58	*	2012 Form of Nonstatutory Stock Option Agreement.	Previously filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.

BNY Mellon 21

INDEX TO EXHIBITS (continued)

Exhibit		Description	Method of Filing

10.59	*	2012 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.83 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.60	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan.	Previously filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
10.61	*	2013 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
10.62	*	2013 Form of Restricted Stock Unit Agreement.	Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2013, and incorporated herein by reference.
10.63		Purchase and Sale Agreement by and between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated May 20, 2014.	Previously filed as Exhibit 10.1 to BNY Mellon’s Current Report on Form 8-K (File No. 001-35651) as filed with the Commission on May 27, 2014, and incorporated herein by reference.
10.64		First Amendment to Purchase and Sale Agreement between The Bank of New York Mellon and MIP One Wall Street Acquisition LLC, dated Sept. 26, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended September 30, 2014, and incorporated herein by reference.
10.65		Lease agreement by and between The Bank of New York Mellon and WFP Tower Co. L.P., dated June 25, 2014.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended June 30, 2014, and incorporated herein by reference.
10.66	*	Amendment to The Bank of New York Company, Inc. Supplemental Executive Retirement Plan, dated as of Dec. 31, 2014.	Previously filed as Exhibit 10.76 to BNY Mellon’s Annual Report on Form 10-K (File No. 001-35651) for the year ended December 31, 2014, and incorporated herein by reference.
10.67	*	2015 Form of Performance Share Unit Agreement.	Previously filed as Exhibit 10.1 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended September 30, 2015, and incorporated herein by reference.
10.68	*	2015 Form of Restricted Share Unit Agreement.	Previously filed as Exhibit 10.2 to BNY Mellon’s Quarterly Report on Form 10-Q (File No. 001-35651) for the quarter ended September 30, 2015, and incorporated herein by reference.
10.69	*	The Bank of New York Mellon Corporation Defined Contribution IRC 401(a)(17) Plan (as amended and restated).	Filed herewith.
10.70	*	Amendment dated as of December 14, 2015 to The Bank of New York Company, Inc. Excess Benefit Plan.	Filed herewith.

22 BNY Mellon

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
13.1
All portions of The Bank of New York Mellon Corporation 2015 Annual Report to Shareholders that are incorporated herein by reference. The remaining portions are furnished for the information of the SEC and are not “filed” as part of this filing.

Filed and furnished herewith.
21.1	Primary subsidiaries of the Company.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
24.1	Power of Attorney.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
99.1	Mellon Capital III Amended and Restated Replacement Capital Covenant, dated Sept. 11, 2012.	Previously filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
99.2	Mellon Capital IV Amended and Restated Replacement Capital Covenant, dated Sept. 11, 2012.	Previously filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K (File No. 001-35651) for the year ended Dec. 31, 2012, and incorporated herein by reference.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

BNY Mellon 23

INDEX TO EXHIBITS (continued)

Exhibit	Description	Method of Filing

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
* Management contract or compensatory plan arrangement.

24 BNY Mellon